Form 10QSB
period 2008-03-31
NETREIT
filed 2008-05-20
CIK 1080657

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 001-34049

NetREIT
(Exact name of small business issuer as specified in its charter)

California	33-0841255
(State or other jurisdiction of Incorporation or organization	(I.R.S. employer Identification number)

365 S. Rancho Santa Fe Road, Suite 300 San Marcos, California	92078
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (760) 471-8536

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [_]  No [X]

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [_]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,648,899 shares of Series A common stock, no par value, outstanding as of May 12, 2008.

Transitional Small Business Disclosure Format (check one):  YES [_]    NO [X]

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
 NetREIT

 Condensed Balance Sheets

March 31, 2008
December 31, 2007

(Unaudited)
(Note 1)

 ASSETS

 Real estate assets, at cost
$45,557,597	$45,910,897

 Less accumulated depreciation
(1,032,751)	(902,569)

 Real estate assets, net
44,524,846	45,008,328

 Mortgages receivable and interest
1,947,162	1,888,555

 Cash and cash equivalents
4,817,720	4,880,659

 Restricted cash
624,085	697,894

 Short-term investments
67,333	33,129

 Tenant receivables
63,825	42,636

 Due from related party
124,271	118,447

 Deferred rent receivable
138,717	112,268

 Deferred stock issuance costs
205,861	179,462

 Other assets, net
880,542	455,000

 TOTAL ASSETS
$53,394,362	$53,416,378

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities:

 Mortgage notes payable
$17,951,624	$22,420,316

 Accounts payable and accrued liabilities
860,144	844,549

 Dividends payable
326,442	296,790

 Tenant security deposits
255,233	272,681

     Total liabilities
19,393,443	23,834,336

 Commitments and contingencies

 Stockholders' equity:

  Undesignated preferred stock, no par value, shares authorized: 8,995,000, no shares issued and outstanding at March 31, 2008 and December 31, 2007

--	--

  Series A preferred stock, no par value, shares authorized: 5,000, no shares issued and outstanding at March 31, 2008 and December 31, 2007

--	--

    Convertible series AA preferred stock, no par value, $25 liquidating preference, shares authorized: 1,000,000;  50,200 shares issued and outstanding at March 31, 2008 and December 31, 2007, liquidating value of $1,255,000

1,028,916	1,028,916

  Common stock series A, no par value, shares  authorized:  100,000,000; 4,388,969 and 3,835,958 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively

35,917,546	31,299,331

  Common stock series B, no par value, shares authorized: 1,000, no shares issued and outstanding at March 31, 2008 and  December 31, 2007

--	--

 Additional paid-in capital
433,204	433,204

 Dividends paid in excess of accumulated earnings
(3,378,747)	(3,179,409)

     Total stockholders' equity
34,000,919	29,582,042

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
$53,394,362	$53,416,378

 See notes to unaudited condensed financial statements.

NetREIT
Condensed Statement of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Rental income	$1,264,609	$358,716

Costs and expenses:
Interest	295,547	88,616
Rental operating costs	647,933	216,317
General and administrative	256,711	174,724
Depreciation and amortization	304,652	74,507
Total costs and expenses	1,504,843	554,164

Other income (expense):
Interest income	74,462	51,209
Gain on sale of real estate	605,539
Other income (expense)	(1,590)	13,430
Total other income	678,411	64,639

Income (loss) from continuing operations	438,177	(130,809)

Discontinued operations:
Income from discontinued operations	--	70,730

Net income (loss)	438,177	(60,079)

Preferred stock dividends	(21,963)	(21,175)

Net income (loss) available to common stockholders	$416,214	$(81,254)

Income (loss) available to common stockholders - basic and diluted:
Income (loss) from continuing operations	$0.10	$(0.08)
Income from discontinued operations		0.04
Income (loss) per common share	$0.10	$(0.04)

Weighted average number of common shares outstanding - basic	4,006,233	1,858,640
Weighted average number of common shares outstanding - diluted	4,113,076	1,858,640

See notes to unaudited condensed financial statements.

NetREIT
Condensed Statement of Stockholders' Equity
Three months ended March 31, 2008
(Unaudited)

	Series AA Preferred Stock		Common Stock		Additional	Dividends Paid in Excess of
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Earnings	Total
Balance, December 31, 2007	50,200	$1,028,916	3,835,958	$31,299,331	$433,204	$(3,179,409)	$29,582,042
Sale of common stock at $10 per share			508,456	5,084,562			5,084,562
Stock issuance costs				(835,255)			(835,255)
Redemption of common stock			(2,217)	(21,741)			(21,741)
Exercise of stock options			14,024	79,576			79,576
Dividends reinvested on restricted stock			589	5,597		(5,597)
Net income						438,177	438,177
Dividends declared			32,159	305,476		(631,918)	(326,442)
Balance, March 31, 2008	50,200	$1,028,916	4,388,969	$35,917,546	$433,204	$(3,378,747)	$34,000,919

See notes to unaudited condensed financial statements.

NetREIT
Condensed Statement of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Cash flows from operating activities:
Net income (loss)	$438,177	$(60,079)
Adjustments to reconcile net income (loss) to net
cash used in operating activities (including discontinued operations):
Depreciation and amortization	304,652	96,873
Gain on sale of real estate	(605,539)
Changes in operating assets and liabilities:
Deferred rent receivable	(26,449)	(12,654)
Tenant receivables	(21,189)	(4,000)
Other assets	(445,867)	(290,857)
Accounts payable and accrued liabilities	15,595	(101,031)
Due from related party	(5,824)	(22,138)
Tenant security deposits	(17,448)	161,842
Net cash (used in) operating activities	(363,892)	(232,044)

Cash flows from investing activities:
Real estate investments	(223,389)	(15,170,032)
Net proceeds received from sale of real estate	1,028,083
Issuance of mortgages receivable	(58,607)	(111,518)
Restricted cash	73,809	(411,673)
Net proceeds received on (purchases of) short-term investments	(34,204)	31,692
Net cash provided by (used in) investing activities	785,692	(15,661,531)

Cash flows from financing activities:
Proceeds from mortgage notes payable		11,000,000
Repayment of mortgage notes payable	(4,468,692)	(12,953)
Net proceeds from issuance of common stock	4,249,307	4,013,001
Redemption of common stock	(21,741)	(38,044)
Exercise of stock options	79,576
Deferred stock issuance costs	(26,399)	28,701
Dividends paid	(296,790)	(163,217)
Net cash provided by (used in) financing activities	(484,739)	14,827,488

Net decrease in cash and cash equivalents	(62,939)	(1,066,087)

Cash and cash equivalents:
Beginning of period	4,880,659	5,783,283

End of period	$4,817,720	$4,717,196

Supplemental disclosure of cash flow information:
Interest paid	$305,040	$65,971

Non cash financing activities:
Reinvestment of cash dividend	$5,597	$76,841
Accrual of dividends payable	$326,442	$204,186

See notes to unaudited condensed financial statements.

Notes to Condensed Financial Statements

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization. NetREIT ( the "Company") was formed and incorporated in the State of California on January 28, 1999 for the purpose of engaging in the business of investing in income-producing real estate properties.  The Company, which qualifies and operates as a self-administered real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, (the "Code") commenced operations upon the completion of its private placement offering in 1999.

The Company invests in a diverse portfolio of real estate assets.  The primary types of properties the Company invests in include office, retail, residential and self storage properties located in the western United States.  The Company also invests in mortgage loans.

 As of March 31, 2008, the Company’s portfolio of operating properties was comprised of two office buildings ("Office Properties") which encompassed approximately 229,000 rentable square feet, two retail shopping centers and a 7-Eleven property ("Retail Properties") which encompassed approximately 64,000 rentable square feet, one 39 unit apartment building ("Residential Properties"), and two self storage facilities ("Self Storage Properties") which encompassed approximately 210,000 rentable square feet.  During the three months ended March 31, 2008, the Company sold a 54.92% interest in its Casa Grande apartment building in Cheyenne, Wyoming.

Basis of Presentation.  The accompanying interim financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America ("GAAP").  Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations.  In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented.  However, the results of operation for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008 or any other interim periods within the year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s registration statement on Form 10 for the year ended December 31, 2007 filed with the SEC on May 6, 2008. The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements included in the Form 10.

2.	SIGNIFICANT ACCOUNTING POLICIES

Property Acquisitions.  The Company accounts for its acquisitions of real estate in accordance with Statement of Financial Standards ("SFAS") No. 141, "Business Combinations"("SFAS 141") which requires the purchase price of acquired properties be allocated between the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and tenant relationships, based in each case on their fair values.

Amounts allocated to land, buildings and improvements are derived from recent tax assessments after deduction of any intangibles determined by management for the value of in-place leases, above-market and below-market leases, the value of unamortized lease origination costs and the value of tenant relationships.

The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease.  The amounts allocated to above or below market leases are included in other assets in the accompanying balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases.  As of March 31, 2008 and December 31, 2007, the Company did not have any deferred rent for above or below market leases.

The total amount of remaining intangible assets acquired, which consists of unamortized lease origination costs, in-place leases and customer relationship intangible values, are allocated based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant.  Characteristics considered by management in allocating these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

The land lease acquired has a fixed option cost of $181,710 at termination of the lease in 2062.  Management valued the land option at $1,370,000 based on comparable land sales adjusted for the present value of the payments.  The land option value is included in the accompanying 2008 and 2007 balance sheets as real estate assets, at cost.

The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which range from four to seven years.  The value of customer relationship intangibles, which is the benefit to the Company resulting from the likelihood of an existing tenant renewing its lease, are amortized over the remaining term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.  Total amortization expense related to these assets was $10,493 and $0 for the three months ended March 31, 2008 and 2007, respectively.  Included in other assets, net in the accompanying balance sheets at March 31, 2008 and December 31, 2007, are acquired origination costs of $170,003, net of accumulated amortization of $41,972 and $31,479, respectively.

Depreciation and Amortization of Buildings and Improvements.  Land, buildings and improvements are recorded at cost.  Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives of 39 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense, including discontinued operations, for buildings and improvements for the three months ended March 31, 2008 and 2007 was $284,328 and $90,812, respectively.

Provision for Loan Losses.  The accounting policies require the Company to maintain an allowance for estimated credit losses with respect to mortgage loans it has made based upon its evaluation of known and inherent risks associated with its lending activities.  Management reflects provisions for loan losses based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments.  Actual losses, if any, could ultimately differ from these estimates.  There have been no provisions for loan losses at March 31, 2008 and December 31, 2007.

Deferred Common Stock Issuance Costs.  Common stock issuance costs including distribution fees, due diligence fees, syndication and wholesaling costs, legal and accounting fees, and printing are capitalized before sale of the related stock and then netted against gross proceeds when the stock is sold.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years.  Deferred leasing costs consist of third party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change.  If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At March 31, 2008 and December 31, 2007, the Company had net deferred leasing costs of approximately $216,000 and $209,000, respectively, which are included in other assets, net in the accompanying balance sheets.

Deferred Financing Costs. Costs incurred, including legal fees, origination fees, and administrative fees, in connection with debt financing are capitalized as deferred financing costs.  Deferred financing costs consist primarily of loan fees which are amortized using the straight-line method, which approximates the effective interest method, over the contractual term of the respective loans. At March 31, 2008 and December 31, 2007, deferred financing costs were approximately $110,000 and $125,000, respectively, which are included in other assets, net in the accompanying balance sheets. Amortization of deferred financing costs is included in interest expense in the statements of operations.

Revenue Recognition.  The Company recognizes revenue from rent, tenant reimbursements, and other revenue once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin Topic 13, "Revenue Recognition":

o	persuasive evidence of an arrangement exists;

o	delivery has occurred or services have been rendered;

o	the amount is fixed or determinable; and

o	the collectability of the amount is reasonably assured.

In accordance with SFAS No. 13, "Accounting for Leases" ("SFAS 13"), as amended and interpreted, minimum annual rental revenue is recognized in rental revenues on a straight-line basis over the term of the related lease.

Certain of the Company’s leases currently contain rental increases at specified intervals, and generally accepted accounting principles require the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease.  Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms.  Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible.  The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable.  No such reserves have been recorded as of March 31, 2008 and December 31, 2007

Discontinued Operations and Properties.  In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS 144"), the income or loss and net gain or loss on dispositions of operating properties and the income or loss on all properties classified as held for sale are reflected in the statements of operations as discontinued operations for all periods presented.  A property is classified as held for sale when certain criteria, set forth under SFAS 144, are met.  At such time, the Company presents the respective assets and liabilities separately on the balance sheets and ceases to record depreciation and amortization expense.  As of March 31, 2008 and December 31, 2007, the Company did not have any properties classified as held for sale.

The following is a summary of discontinued operations for the three months ended March 31, 2007:

Discontinued operations:	2007
Rental income	$125,372
Rental operating expense	32,276
Depreciation and amortization	22,366
Income from discontinued operations	70,730
Earnings per share	$.04

Impairment.  The Company accounts for the impairment of real estate in accordance with SFAS 144 which requires that the Company review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified.  If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows.  There have been no impairments recognized on the Company’s real estate assets at March 31, 2008 and December 31, 2007.

Federal Income Taxes.  The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Code, for federal income tax purposes.  To qualify as a REIT, the Company must distribute annually at least 90% of adjusted taxable income, as defined in the Code, to its stockholders and satisfy certain other organizational and operating requirements.  As a REIT, no provision will be made for federal income taxes on income resulting from those sales of real estate investments which have or will be distributed to stockholders within the prescribed limits.  However, taxes will be provided for those gains which are not anticipated to be distributed to stockholders unless such gains are deferred pursuant to Section 1031.  In addition, the Company will be subject to a federal excise tax which equals 4% of the excess, if any, of 85% of the Company's ordinary income plus 95% of the Company's capital gain net income over cash distributions, as defined.

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things.

The Company believes that it has met all of the REIT distribution and technical requirements for the three months ended March 31, 2008 and 2007.

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement of No. 109" ("FIN 48").  FIN 48 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return, and provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions.  FIN 48 was effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 effective for the fiscal year beginning January 1, 2007, and the adoption had no impact on the Company’s results of operations.

Stock Options.  In December 2004, the FASB approved the revision of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and issued the revised SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)").  In April 2005, the effective date of adoption was changed from interim periods ending after June 15, 2005 to annual periods beginning after June 15, 2005.  SFAS 123(R) effectively replaces SFAS 123, and supersedes Accounting Principle Board Opinion No. 25.  SFAS 123(R) was effective for awards that are granted, modified, or settled in cash for annual periods beginning after June 15, 2005.  The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective approach.  Under the modified prospective approach, stock-based compensation expense is recorded for the unvested portion of previously issued awards that remained outstanding at January 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS 123.  SFAS 123(R) also requires that all share-based payments to employees after January 1, 2006, including employee stock options, be recognized in the financial statements as stock-based compensation expense based on the fair value on the date of grant.

Earnings (Loss) Per Common Share.  Basic earnings (loss) per common share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders (the "numerator") by the weighted average number of common shares outstanding (the "denominator") during the period.  Diluted earnings (loss) per common share ("Diluted EPS") is similar to the computation of Basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt and dividends on convertible preferred stock.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net earnings per share.  As a result of the net loss for the three months ended March 31, 2007, 11,544 shares from share-based compensation, and 101,365 shares from convertible preferred and warrant shares are anti-dilutive and are not considered in computing net loss per share.

The following is a reconciliation of the denominator of the basic earnings per common share computation to the denominator of the diluted earnings per common share computations, for the three months ended March 31, 2008 and 2007:

	2008	2007
Weighted average shares used for Basic EPS	4,006,233	1,858,640
Incremental shares from share-based compensation	5,478	-
Incremental shares from convertible preferred and warrants	101,365	-
Adjusted weighted average shares used for diluted EPS	4,113,076	1,858,640

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

Segments.  SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), establishes standards for the way that public entities report information about operating segments in their financial statements.  The Company acquires and operates income producing properties including office properties, residential properties, retail properties and self storage properties and invests in real estate assets, including real estate loans, and as a result, the Company operates in five business segments.  See Note 8 "Segments".

Recent Issued Accounting Standards.  In November 2007, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 07-06, "Accounting for Sale of Real Estate Subject to the Requirements of SFAS 66 When the Agreement Includes a Buy-Sell Clause" ("EITF 07-06").  A buy-sell clause is a contractual term that gives both investors of a jointly-owned entity the ability to offer to buy the other investor’s interest.  EITF 07-06 applies to sales of real estate to an entity if the entity is both partially owned by the seller of the real estate and subject to an arrangement between the seller and the other investor containing a buy-sell clause.  The EITF concluded the existence of a buy-sell clause does not represent a prohibited form of continuing involvement that would preclude partial sale and profit recognition pursuant to SFAS 66.  The EITF cautioned the buy-sell clause could represent such a prohibition if the terms of the buy-sell clause and other facts and circumstances of the arrangement suggest:

●	the buyer cannot act independently of the seller or
●	the seller is economically compelled or contractually required to reacquire the other investor’s interest in the jointly owned entity.

EITF 07-06 is effective for new arrangements in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 07-06 did not have a significant impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces FASB Statement No. 141, "Business Combinations" ("SFAS 141").  SFAS 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date.  SFAS 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date.  In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited.  The Company is currently evaluating the impact that SFAS 141R will have on its future financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157").  SFAS 157 defines fair value and establishes a framework for measuring fair value under GAAP.  The key changes to current practice are (1) the definition of fair value, which focuses on an exit price rather than an entry price; (2) the methods used to measure fair value, such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions, and credit standing and (3) the expanded disclosures about fair value measurements, SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS 157 on January 1, 2008.  The adoption of SFAS 157 has not had a significant impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159").  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurements attributes for similar types of assets and liabilities.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 has not had a significant impact on the Company's financial position as a result of operations. The Company did not elect to apply the fair value option to any specific assets or liabilities.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidating Financial Statements—an amendment of ARB No. 51" ("SFAS 160").  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  In addition, SFAS 160 provides reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not believe the adoption of SFAS 160 will have a significant impact on the Company’s financial position or results of operations.

3.	REAL ESTATE ASSETS

A summary of the eight properties held by the Company as of March 31, 2008 is a follows:

Date Acquired	Location	Square Footage	Property Description	Real estate assets, net (in thousands)
November 1999	Cheyenne, Wyoming	39 units	Residential	$345.0
June 2006	Aurora, Colorado	114,000	Office	6,164.0
September 2006	Escondido, California	3,000	Retail	700.8
March 2007	Colorado Springs, Colorado	115,052	Office	14,687.7
September 2007	San Bernardino, California	55,096	Retail	7,683.2
October 2007	Denver, Colorado	5,983	Retail	2,165.5
November 2007	Highland, California	60,508	Self Storage	4,813.5
December 2007	Hesperia, California	149,650	Self Storage	7,965.1
	Total real estate assets, net			$44,524.8

The following table sets forth the components of the Company’s investments in real estate:

	March 31,	December 31,
	2007	2007
Land	$8,546,782	$8,599,505
Buildings and other	36,618,726	36,965,722
Tenant improvements	392,089	345,670
	45,557,597	45,910,897
Less accumulated depreciation	(1,032,751)	(902,569)
Real estate assets net	$44,524,846	$45,008,328

On February 22, 2008, the Company entered into a contract to purchase a building in San Bernardino, California encompassing approximately 21,800 rentable square feet along with approvals for building an additional 2,300 square foot building for $7,350,000. In conjunction with the agreement, the Company paid an acquisition deposit of $400,000 which is included in other assets, net in the accompanying balance sheet at March 31, 2008. The transaction is expected to close by July 15, 2008.

On March 17, 2008, the Company sold a 54.92% interest in the apartment building located in Cheyenne, Wyoming. The purchasers paid $1,028,083, net of transaction costs, in cash. The interest in the property  was transferred pursuant to a Code Section 1031 tax deferred exchange transaction, whereby the Company causes the sale proceeds to be held by an independent facilitator to purchase other properties.  For financial reporting purposes the gain on sale of $605,539 is shown on the statement of operations.

4.	MORTGAGES RECEIVABLE

On March 20, 2007, the Company originated a mortgage loan in the amount of $500,000 collateralized by a second deed of trust on land under development as a retirement home in Escondido, California.  This mortgage loan accrues interest at 15% per year.  The mortgage loan unpaid principal and accrued interest was due and payable on March 19, 2008 and has been extended to June 30, 2008.  At March 31, 2008 and December 31, 2007, the principal and accrued interest was $428,059 and $413,368, respectively.

On October 1, 2007, the Company originated a mortgage loan in the amount of $935,000 collateralized by a first deed of trust on the same land under development above.  This mortgage loan accrues interest at 11.5% per year and the unpaid principal balance and accrued interest is due and payable on June 30, 2008.  At March 31, 2008 and December 31, 2007, the principal and accrued interest was $991,007 and $962,478, respectively.

On November 19, 2007, the Company originated a mortgage loan in the amount of $500,000 collateralized by a third deed of trust on the same land above.  This mortgage loan accrues interest at 15% per year.  The mortgage loan unpaid principal and accrued interest was due and payable on March 30, 2008 and was extended to June 30, 2008 co-terminus with the loan secured by the second deed of trust.  At March 31, 2008 and December 31, 2007, the principal and accrued interest was $528,096 and $512,709, respectively.

5.	MORTGAGE NOTES PAYABLE

	March 31, 2008	December 31, 2007
Mortgage note payable in monthly installments of $24,330 through July 1, 2016, including interest at a fixed rate of 6.51%, collateralized by the office building in Aurora, Colorado	$3,505,034	$3,520,170
Mortgage note payable in monthly installments of $71,412 through April 5, 2014, including interest at a fixed rate of 6.08%; collateralized by the leases and office buildings in Colorado Springs, Colorado. Certain obligations under the note are guaranteed by the executive officers.	10,823,098	10,872,323
Mortgage note payable in monthly installments of $27,088 through February 1, 2012, including interest at a fixed rate of 5.31%; collateralized by a retail strip center in San Bernardino, California	3,623,492	3,656,363
Assumed mortgage note payable in monthly installments of $39,302 through March 10, 2008, including interest at a fixed rate of 9.506%; collateralized by a self storage facility in Hesperia, California.		4,371,460
	$17,951,624	$22,420,316

During the three months ended March 31, 2008, the Company paid off in full the $4,371,460 mortgage payable on the self storage facility in Hesperia, California.

6.	RELATED PARTY TRANSACTIONS

Certain services and facilities are provided to the Company by C.I. Holding Group, Inc. and Subsidiaries ("CI"), a small shareholder in the Company and is approximately 35% owned by the Company’s executive management.   A portion of the Company's general and administrative costs are paid by CI and then reimbursed by the Company.

The Company has entered into a property management agreement with CHG Properties, Inc. ("CHG"), a wholly owned subsidiary of CI, to manage all of its properties at rates up to 5% of gross income.  During the three months ended March 31, 2008 and 2007, the Company paid CHG total management fees of $56,350 and $13,571, respectively.

During the term of the property management agreement, the Company has an option to acquire the business conducted by CHG. The option is exercisable, without any consent of the property manager, its board or its shareholders, with the approval of a majority of the Company’s directors not otherwise interested in the transaction. The option price is shares of the Company to be determined by a predefined formula based on the net income of CHG during the 6-month period immediately preceding the month in which the acquisition notice is delivered.

Prior to the sale of the San Marcos office property in October 2007, the Company leased office space to CI under a lease that provided for future monthly lease payments of $8,787 per month.  The Company received cash for rental income from CI totaling $27,649 during the three months ended March 31, 2007. At March 31, 2008 and December 31, 2007, CI owed the Company $79,423 and $118,447, respectively, relating to the above lease.

7.	STOCKHOLDERS' EQUITY

Employee Retirement and Share-Based Incentive Plans

Stock Options.

The following table summarizes the stock option activity. The exercise price and number of shares under option have been adjusted to give effect to stock dividends declared by the Company.

	Shares	Weighted Average Exercise Price
Balance, December 31, 2006	55,683	$7.06
Options exercised	(13,182)	$6.36
Balance, December 31, 2007	42,501	$7.28
Options exercised	(14,024)	$5.67
Options outstanding and exercisable, March 31, 2008	28,477	$8.08

At March  31, 2008, the options outstanding and exercisable had exercise prices ranging from $7.20 to $8.64, with a weighted average price of $8.08, and expiration dates ranging from June 2009 to June 2010 with a weighted average remaining term of 1.78 years.

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of options outstanding, all of which are exercisable, was $54,776 at March 31, 2008.

Share-Based Incentive Plan.  An incentive award plan has been established for the purpose of attracting and retaining officers, key employees and non-employee board members.  The Compensation Committee of the Board of Directors adopted a Restricted Stock plan (the "Restricted Stock") in December 2006 and granted nonvested shares of restricted common stock on January 1, 2007 and 2008. The nonvested shares have voting rights and are eligible for and dividends paid to common shares. The share awards vest in equal annual installments over the three or five year period from date of issuance. The Company recognized compensation cost for these fixed awards over the service vesting period, which represents the requisite serve period, using the straight-line attribution expense method.

The value of the nonvested shares was calculated based on the offering price of the shares in the most recent private placement offering of $10 adjusted for a 5% stock dividend since granted. The value of granted nonvested restricted stock issued during the three months ended March 31, 2008 and 2007 totaled $278,710 and $126,070, respectively. During the three months ended March 31, 2008, none of the shares vested.  During the three months ended March 31, 2008, dividends of $5,597 were declared on the nonvested shares. The nonvested restricted shares will vest in equal installments over the next two to five years.

Cash Dividends. Cash dividends declared per common share for the three months ended March 31, 2008 and 2007 were $0.147 and $0.15, respectively.   The dividend paid to stockholders of the Series AA Preferred for the three months ended March 31, 2008 is $21,963 or an annualized portion of the 7% of the liquidation preference of $25 per share.

Sale of Common Stock.  During the three months ended March 31, 2008, the net proceeds for the sale of 508,456 shares of common stock was $4,249,307.

8.	SEGMENTS

The Company’s reportable segments consist of the four types of commercial real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results:  Residential Properties, Office Properties, Retail Properties and Self Storage Properties.  The Company also has certain corporate level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.

The Company evaluates the performance of its segments based upon net operating income.  Net operating income is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes, ground leases and provisions for bad debts) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and general and administrative expenses.  The accounting policies of the reportable segments are the same as those described in the Company’s organization and basis of presentation (see Note 1).  There is no intersegment activity.

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
	2008	2007
Office Properties:
Rental income	$612,674	$291,741
Property and related expenses	355,847	185,901
Net operating income, as defined	256,827	105,840
Residential Properties:
Rental income	59,787	53,460
Property and related expenses	33,211	30,416
Net operating income, as defined	26,576	23,044
Retail Properties:
Rental income	294,166	13,515
Property and related expenses	97,768	-
Net operating income, as defined	196,398	13,515
Self Storage Properties:
Rental income	297,980	-
Property and related expenses	161,107	-
Net operating income, as defined	136,873	-
Mortgage loan activity:
Interest income	59,303	359
Reconciliation to Net Income (Loss) Available to Common Stockholders:
Total net operating income, as defined, for reportable segments	675,977	142,758
Unallocated other income:
Gain on sale of real estate	605,539
Total other income	13,571	64,280
Unallocated other expenses:
General and administrative expenses	256,711	174,724
Interest expense	295,547	88,616
Depreciation and amortization	304,652	74,507
Income (loss) from continuing operations	438,177	(130,809)
Income from discontinued operations	-	70,730
Net income (loss)	438,177	(60,079)
Preferred dividends	(21,963)	(21,175)
Net income (loss) available for common stockholders	$416,214	$(81,254)

	March 31,	December 31,
	2008	2007
Assets:
Office Properties:
Land, buildings and improvements, net	$20,851,643	$20,898,328
Total assets(1)	21,896,403	22,010,773

Residential Property:
Land, buildings and improvements, net	345,004	777,569
Total assets(1)	345,389	777,773

Retail Properties:
Land, buildings and improvements, net	10,549,515	10,492,918
Total assets(1)	11,040,461	10,557,661

Self Storage Properties:
Land, buildings and improvements, net	12,778,683	12,839,513
Total assets(1)	12,795,952	12,854,778

Mortgage loan activity:
Mortgage receivable and accrued interest	1,947,162	1,888,555
Total assets	1,947,162	1,888,555

Reconciliation to Total Assets:
Total assets for reportable segments	48,025,367	48,089,540
Other unallocated assets:
Cash and cash equivalents	4,817,720	4,880,659
Other assets, net	551,275	446,179

Total Assets	$53,394,362	$53,416,378

(1)  Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	March 31,	March 31,
	2008	2007
Capital Expenditures:(1)
Office Properties:
Acquisition of operating properties	-	$15,002,561
Capital expenditures and tenant improvements	$92,859	150,697

Residential Property:
Capital expenditures and tenant improvements	-	16,774

Retail Properties:
Acquisition of operating properties	-	-
Capital expenditures and tenant improvements	124,269	-

Self Storage Properties:
Acquisition of operating properties	-	-
Capital expenditures and tenant improvements	6,261	-

Mortgage loan activity:
Loans originated	58,607	111,518

Total Reportable Segments:
Acquisition of operating properties	-	15,002,561
Capital expenditures and tenant improvements	223,389	167,471
Loan origination	58,607	111,518

(1)	Total capital expenditures are equal to the same amounts disclosed for total reportable segments.

9.	SUBSEQUENT EVENTS

Purchase Commitments.  On April 15, 2008, the Company entered into a contract to purchase an office complex consisting of four buildings in Colorado Springs, Colorado encompassing approximately 65,000 rentable square feet for $10,200,000. The Company paid a $150,000 acquisition deposit. The transaction is expected to close by July 15, 2008.

On May 1, 2008 the Company and the Allen Trust formed NetREIT 01 LP, a California limited partnership, with the Company as a general partner, to manage the operation of the Escondido 7 Eleven property.  The Company contributed its 51.4% interest in the property to the partnership for its general partner interest.  The Allen Trust contributed its 48.6% interest for its limited partner interest.  The Allen Trust limited partnership interest, at its discretion, is convertible into $719,533 of the Company common series A stock at $9.30 per share.

Sale of Common Stock.  Subsequent to March 31, 2008 and through May 10, 2008, the Company has sold 267,233 shares of common stock at a price of $10 per share.

Item 2. Management's Discussion and Analysis and Plan of Operation.

The following discussion relates to our financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.  Statements contained in this "Management’s Discussion and Analysis and Plan of Operation" that are not historical facts may be forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to materially differ from those projected.  Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts.  Although the information is based our current expectations, actual results could vary from expectations, actual results could vary from expectations stated in this report.  Numerous factors will affect our actual results, some of which are beyond our control.  These include the timing and strength of national and regional economic growth, the strength of commercial and residential markets, competitive market conditions, fluctuations in availability and cost of construction materials and labor resulting from the effects of worldwide demand, future interest rate levels and capital market conditions.  You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report.  We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information.  For a discussion of important risks related to our business, and an investment in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information.

OVERVIEW AND BACKGROUND

NetREIT (which we sometimes refer to as "we," "us" or the "Company") operates as a self-administered real estate investment trust ("REIT") headquartered in San Diego County, California. We have been in a fast growth stage having increased capital by 106% and our investment portfolio by 77% during the twelve months ended March 31, 2008.

At March 31, 2008, we owned 2 office building properties, 2 retail strip centers, 1 single user retail store, 1 residential apartment building, 2 self storage properties and three mortgage loans. Our properties are located primarily in Southern California and Colorado. We are actively communicating with real estate brokers and other third parties to locate properties for potential acquisitions in an effort to build our portfolio.

Most of our office and retail properties we currently own are leased to a variety of tenants ranging from small businesses to large public companies, many of which do not have publicly rated debt.  We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having net leases that require the tenant to pay all of the operating expense (Triple Net Leases) or pay increases in operating expenses over specific base years.  Most of our leases are for terms of 3 to 5 years with annual rental increases built into the leases.  Our residential and self storage properties that we currently own are rented pursuant to a rental agreement that is for no longer than 6 months.  We depend on advertisements, flyers, web sites, etc. to secure new tenants to fill any vacancies.

CRITICAL ACCOUNTING POLICIES

The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made, and changes in the accounting estimate are reasonably likely to occur from period to period.  Management believes the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our financial statements. For a summary of all of our significant accounting policies, see note 2 to our financial statements included elsewhere in this Form 10QSB.

Property Acquisitions.  The Company accounts for its acquisitions of real estate in accordance with Statement of Financial Standards ("SFAS") No.141, "Business Combinations" which requires the purchase price of acquired properties be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs and the value of tenant relationships, based in each case on their fair values.

Revenue Recognition.  The Company recognizes revenue from rent, tenant reimbursements, and other revenue once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin Topic 13, "Revenue Recognition":

o	persuasive evidence of an arrangement exists;

o	delivery has occurred or services have been rendered;

o	the amount is fixed or determinable; and

o	the collectability of the amount is reasonably assured.

In accordance with SFAS No. 13, "Accounting for Leases" ("SFAS 13"), as amended and interpreted, minimum annual rental revenue is recognized in rental revenues on a straight-line basis over the term of the related lease.

Certain of the Company’s leases currently contain rental increases at specified intervals, and generally accepted accounting principles require the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease.  Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms.  Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible.  The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable.  No such reserves have been recorded as of March 31, 2008 or December 31, 2007.

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Our results of operations for the three months ended March 31, 2008 are not indicative of those expected in future periods as we expect that rental income, interest income from real estate loans receivable, interest expense, rental operating expense, general and administrative expense and depreciation and amortization  will significantly increase in future periods as a result of operations from assets acquired during 2007 for an entire period and as a result of anticipated future acquisitions of real estate investments.

RECENT EVENTS HAVING SIGNIFICANT EFFECT ON RESULTS OF OPERATIONS COMPARISONS

Assets Purchased

We purchased a 115,000 square foot office building complex consisting of three buildings on three separate parcels, in Colorado Springs, Colorado on March 21, 2007. Hence only nine days of the results of operation for this property is included in the three months ended March 31, 2007 compared to a full period in 2008.

Subsequent to March 31, 2007, we purchased a 6,000 square foot strip center in Denver, Colorado (October 31, 2007), a 55,000 square foot strip center in San Bernardino, California (September 21, 2007), a 61,000 square foot Self Storage property in Highland, California (November 19, 2007) and a 150,000 square foot self storage in Hesperia, California (December 10, 2007). Hence the results of operations for these properties are included in the three months ended March 31, 2008.

As of March 31, 2008, the Company portfolio of operating properties was comprised of two office buildings ("Office Properties") which encompassed approximately 229,000 rentable square feet, three retail centers or stores ("Retail Properties") which encompassed approximately 64,000 rentable square feet, one 39 unit residential apartment ("Residential Properties") and two self storage facilities ("Self Storage Properties") which encompassed approximately 210,000 rentable square feet. During the three months ended March 31, 2008, no properties were acquired.

Sale of real estate

On March 17, 2008 the Company sold a 54.92% interest in the apartment building located in Cheyenne, Wyoming. The purchasers paid $1,028,083, net of transaction costs, in cash. The interest in the property  was transferred pursuant to a Code Section 1031 tax deferred exchange transaction, whereby, the Company causes the sale proceeds to be held by an independent facilitator to purchase other properties.  For financial reporting purposes the gain on sale of $605,539 is shown on the statement of operations.

Financing

In October 2006, we commenced a new offering on a continuous basis of $200 million of our common stock at $10.00 per share.  Net proceeds from the offering, after commissions, due diligence fees, and syndication expenses, were approximately $4.2 million for the three months ended March 31, 2008. In addition, we received approximately $1.0 million from proceeds of sale of real estate. The net proceeds were primarily used as follows: $4.5 million to pay off the mortgage on the Hesperia property; $0.2 million to improve properties and $0.3 million to pay dividends.

We anticipate an increase in capital of approximately $20 to $35 million from an ongoing private placement offering during 2008.  The net proceeds of the offering will be available to acquire more real estate properties. In addition, we anticipate that we will finance some of the new real estate by borrowing a portion of the purchase price from financial institutions.

Revenues

Rental revenue from continuing operations for the three months ended March 31, 2008 was $1,264,609 versus $358,716 for same period in 2007, an increase of $905,893, or 253%.  The increase in rental revenue in 2008 compared to 2007 is primarily attributable to:

●	The four properties acquired by NetREIT in 2007, which generated $578,600 of rent revenue during the three months ended March 31, 2008.

●	The one property acquired in March 2007 which generated $413,100 in 2008 compared to $47,100 in 2007, an increase of $366,000.

●	Same property rents generated on two properties during the three months of 2008 and 2007 decreased by $38,700.

Rental revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during late 2007 for an entire year and future acquisitions of real estate assets.  Four of the properties acquired in 2007 were purchased in the third and fourth quarters of 2007.  On annualized basis the rental revenues of these four properties will increase revenues by approximately $1,100,000 during the third and fourth quarters of 2008.

We currently have two properties under contract to purchase that would increase annual rental revenues by approximately $1,700,000.  On February 22, 2008, the Company entered into a contract to purchase a building in San Bernardino, California encompassing approximately 21,800 rentable square feet along with approvals for building an additional 2,300 square foot building for $7,350,000. In conjunction with the agreement, the Company paid an acquisition deposit of $400,000 which is included in other assets, net in the accompanying balance sheet at March 31, 2008. The transaction is expected to close by July 15, 2008.  On April 15, 2008, the Company entered into a contract to purchase an office complex consisting of four buildings in Colorado Springs, Colorado encompassing approximately 65,000 rentable square feet for $10,200,000. The Company paid a $150,000 acquisition deposit. Both of these transactions are expected to close by July 15, 2008.  Revenue in 2008 will depend upon the completion of the acquisitions.  Our purchase of these properties is contingent upon obtaining satisfactory financing and our approval of title and the property's physical condition.

Interest income from mortgage loans was a new activity in 2008 and accounted for approximately $59,000 of  interest income during the three months ended March 31, 2008.  The remainder of the interest in 2008 is from cash equivalents.  The rates earned on short term investments of cash decreased from approximately 4% in 2007 to 2% in 2008.  Interest income from mortgage receivables is expected to increase in future periods, as compared to 2007, as a result of owning assets acquired during 2007 for an entire year.   We do not anticipate a significant increase in this area in 2008.

Rental Operating Expenses

Rental operating expense from continuing operations was $647,933 for the three months ended March 31, 2008 versus $216,317 for same period in 2007, an increase of $431,616, or 200%.  The increase in operating expense in 2008 compared to 2007 is primarily attributable to the same reasons that rental revenue increased.   However, the operating expense as a percentage rental income was 51% for 2008 versus 60% in 2007, an improvement of 15%.  The increase in number of properties and diversification of type of properties has resulted in the lower operating expense percentage.  Rental operating expenses are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2007 for an entire period and future acquisitions or real estate assets.

Interest Expense

Interest expense increased by $206,931 during the three months ended March 31, 2008 compared to the same period in 2007 due to the higher average outstanding borrowings.  At March 31, 2008, we had mortgage loans on three of the properties with total borrowings of $17,951,624 while at March 31, 2007, we had mortgage loans on two properties for $14,160,490. However, $11,000,000 of the loans in 2008 was outstanding for only 10 days.  We anticipate interest expense to increase as a result of the increase in loan balance during 2007 for an entire year 2008 and the interest expense on future acquisitions.  We will borrow funds to acquire both of the properties we currently have under contract.

Non-GAAP Supplemental Financial Measure:  Interest Coverage Ratio

Our interest coverage ratio for 2008 was 1.49 times and for 2007 was 2.31 times.  Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded to discontinued operations.  We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations.  Our calculations of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited.  This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash used in operating activities on our statements of cash flows to our interest coverage amount:

	2008	2007
Net cash used in operating activities	$(363,891)	$(232,044)
Interest and amortized financing expense	295,547	88,616
Interest expense included in discontinued operations	-	-
Changes in operating assets and liabilities:
Receivables and other assets	493,504	307,511
Accounts payable, accrued expenses and other liabilities	(7,677)	38,673
Interest coverage amount	$417,483	202,756
Divided by interest expense	$280,321	$87,904
Interest coverage ratio	1.49	2.31

Interest expense includes interest expense recorded to "income from discontinued operations" in our statements of operations.

Non-GAAP Supplemental Financial Measure:  Fixed Charge Coverage Ratio

Our fixed charge coverage ratio for 2008 was 1.38 times and for 2007 was 3.84 times.  Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator.  We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments.

General and Administrative Expenses

General and administrative expenses increased by approximately $82,000 to $256,711 during the three months ended March 31, 2008 compared to $174,724 during the same period in 2007.  In 2008, general and administrative expenses as a percentage of total revenue were 20% as compared to 49% in 2007.  In comparing our general and administrative expenses with other REITs one should take into consideration that we are a self administered REIT and, therefore, these expenses are usually higher.  Accordingly, all of our expenses related to acquisitions, due diligence performed by our officers and employees is charged as general and administrative expense as incurred rather than being capitalized as part of the cost of real acquired.   The increase in general and administrative expenses during 2008 and 2007 was a result of the increase in our capital and the size of our real estate portfolio during those years.  The primary increase was in employee and director compensation costs.  During the three months in 2008 employee and director compensation was approximately $154,000 compared to $107,000 in 2007.  The number of full-time employees at March 31, 2008 and 2007 was 15 and 5, respectively.  We anticipate an increase in staff and compensation costs as our capital and portfolio continue to increase, however we anticipate that these costs as a percentage of total revenue will continue to decline.

Net Income (Loss) Available to Common Stockholders

Net income available to common stockholders was $416,214 during the three months ended March 31, 2008, as compared to a net loss of $(81,254) during the same period in 2007.  The calculation in determining net income (loss) available to common stockholders includes a gain from sale of real estate during the three months ended March 31, 2008.  During the three months ended March 31, 2008, the sale of a 54.9% interest in the Cheyenne, Wyoming property resulted in a gain from the sales of investment properties of $605,539 as compared to no gains during the same period in 2007. The amount of gain varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

At March 31, 2008, we had approximately $4.8 million in cash and cash equivalents compared to $4.9 million at December 31, 2007.  We expect to obtain additional mortgages collateralized by some or all of our real property in the future.  We anticipate continuing issuing additional equity securities in order to obtain additional capital.  We expect the funds from operations, additional mortgages and securities offerings will provide us with sufficient capital to make additional investments and to fund our continuing operations for the foreseeable future

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2008 was approximately $786,000, which consisted of net proceeds of approximately $1.0 million from the sale of 54.9% interest in Cheyenne, Wyoming apartments offset primarily by $0.2 million of funds spent on capital improvements to newly acquired properties as compared to net cash used in investing activities during the three months ended March 31, 2007 of approximately $15.7 million which consisted primarily of the purchase of the office complex in Colorado Springs, Colorado of $15 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2008 was approximately $485,000, which primarily consisted of $4.25 million net proceeds from issuance of common stock offset by $4.4 million of principal repayments of the mortgage on the Hesperia property and dividend payments of approximately $297,000.  Net cash provided by financing activities for the three months ended March 31, 2007 was approximately $14.8 million, which consisted of the proceeds received from the long-term financing of the Colorado Springs property totaling $11 million, the net proceeds from the offering of common stock and preferred stock of approximately $4 million partially offset by dividend payments of approximately $163,000.

Operating Activities

Net cash used in operating activities in 2008 was approximately $364,000 primarily as a result of net income before depreciation expense of $743,000, less the gain on sale of the Cheyenne, Wyoming property of approximately $606,000 and less an acquisition deposit of $400,000 for an office property in San Bernardino, California.

Future Capital Needs

During 2008 and beyond, we expect to complete additional acquisitions of real estate.  We intend to fund our contractual obligations and acquire additional properties in 2008 by borrowing a portion of purchase price and collateralizing the mortgages with the acquired properties or from the net proceeds of issuing additional equity securities.  We may also use these funds for general corporate needs.  If we are unable to make any required debt payments on any borrowings we make in the future, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties.  In addition, we need sufficient capital to fund our dividends in order to meet these obligations.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and interest payments on our fixed-rate debt at March 31, 2008 and provides information about the minimum commitments due in connection with our ground lease obligation and purchase commitment at March 31, 2008. Our secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements.  Non-compliance with one or more of the covenants or restrictions could result in the full or partial principle balance of such debt becoming immediately due and payable.  We were in compliance with all our debt covenants and restrictions at March 31, 2008.

	Payment Due by Period
	Less than 1 Year (2008)	1 -3 years (2009-2010)	3 – 5 Years (2011-2012)	More than 5 Years (After 2011)	Total
Principal payments—secured debt	$299,159	$867,723	$975,608	$15,809,134	$17,951,624
Interest payments—fixed-rate debt	782,071	2,080,199	1,972,311	1,489,366	6,323,947
Ground lease obligation (1)	15,030	40,080	41,194	1,159,114	1,255,418
Purchase commitments (2)	17,150,000	-	-	-	17,150,000
Total	$18,246,260	$2,988,002	$2,989,113	$18,457,614	$42,680,989

(1) Lease obligations represent the ground lease payments due on our San Bernardino, California property.  The lease expires in 2062.

(2) Purchase commitments represent two properties that we have contracts to purchase.  We anticipate using a portion of our cash and cash equivalent balances and funds from proceeds of sale of common stock since March 31, 2008 of approximately $6,200,000 and proceeds from mortgage loans for the remainder of the purchase price.

Capital Commitments

We currently project that we could spend an additional $500,000 to $800,000 in capital improvements, tenant improvements, and leasing costs for properties within our stabilized portfolio during 2008, depending on leasing activity.  Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties, the term of the leases, the type of leases, the involvement of external leasing agents and overall market conditions.  We have impounds with lending institutions of $500,000, included in Restricted Cash, reserved for these tenant improvement, capital expenditures and leasing costs.

Other Liquidity Needs

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes.  Accordingly, we intend to continue to make, but have not contractually bound ourselves to make, regular quarterly distributions to common stockholders and preferred stockholders from cash flow from operating activities.  All such distributions are at the discretion of the Board of Directors.  We may be required to use borrowings, if necessary, to meet REIT distribution requirements and maintain our REIT status.  We have historically distributed amounts in excess of the taxable income resulting in a return of capital to our stockholders, and currently have the ability to not increase our distributions to meet our REIT requirement for 2008.  We consider market factors and our historical and anticipated performance in addition to REIT requirements in determining our distribution levels.  On April 30, 2008, we paid a regular quarterly cash dividend to stockholders of record on March 31, 2008 of $0.147 per common share, a total of $609,955 of which $302,276 was reinvested.  This dividend is equivalent to an annual rate of $0.588 per share.  In addition, on April 10, 2008 we paid the first quarter of 2008 distributions to our Series AA Preferred stockholders of $21,963 of which $3,200 was reinvested.

We believe that we will have sufficient capital resources to satisfy our liquidity needs over the next twelve-month period.  We expect to meet our short-term liquidity needs, which may include principal repayments of our debt obligations, capital expenditures, distributions to common and preferred stockholders, and short-term acquisitions through retained cash flow from operations, proceeds from the proceeds from disposition of non-strategic assets.

We expect to meet our long-term liquidity requirements, which will include additional properties through additional issuance of common stock, long-term secured borrowings.  We do not intend to reserve funds to retire existing debt upon maturity.  We presently expect to refinance such debt at maturity or retire such debt through the issuance of common stock as market conditions permit.

Off-Balance Sheet Arrangements

As of March 31, 2008, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

Capital Expenditures, Tenant Improvements and Leasing Costs

Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to be made to the properties.  We anticipate spending more on gross capital expenditures during 2008 compared to 2007 due to rising construction costs and the anticipated increase in asset purchases in 2008.

Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Non-GAAP Supplemental Financial Measure: Funds From Operations ("FFO")

Management believes that FFO is a useful supplemental measure of our operating performance.  We define FFO as net income or loss available to common stockholders computed in accordance with accounting principles generally accepted in the United States ("GAAP"), plus depreciation and amortization of real estate assets (excluding amortization of deferred financing costs and depreciation of non-real estate assets) reduced by gains and losses from sales of depreciable operating property if the proceeds are available for distribution to shareholders and extraordinary items, as defined by GAAP.  Other REITs may use different methodologies for calculating FFO, and accordingly, our FFO may not be comparable to other REITs.

Because FFO excludes depreciation and amortization, gains and losses from property dispositions that are available for distribution to shareholders and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income.  In addition, management believes that FFO provides useful information to the investment community about our financial performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs.

However, FFO should not be viewed as an alternative measure of our operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties which are significant economic costs and could materially impact our results from operations.

The following table presents our Funds Operations, for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Net income (loss)	$438,177	$(60,079)
Adjustments:
Preferred stock dividends	(21,963)	(21,175)
Depreciation and amortization of real estate assets	304,652	96,873
Amortization of finance charges	15,226	712
Funds From Operations	$736,092	$16,331

Inflation

Since the majority of our leases require tenants to pay most operating expenses, including real estate taxes, utilities, insurance, and increases in common area maintenance expenses, we do not believe our exposure to increases in costs and operating expenses resulting from inflation would be material.

Recent Issued Accounting Standards.  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157").  SFAS 157 defines fair value and establishes a framework for measuring fair value under GAAP.  The key changes to current practice are (1) the definition of fair value, which focuses on an exit price rather than an entry price; (2) the methods used to measure fair value, such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions, and credit standing and (3) the expanded disclosures about fair value measurements, SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS 157 on January 1, 2008.  The adoption of SFAS 157 has not had a significant impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159").  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurements attributes for similar types of assets and liabilities.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 has not had a significant impact on the Company's financial position as a result of operations. The Company did not elect to apply the fair value option to any specific assets or liabilities.

In November 2007, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 07-06, "Accounting for Sale of Real Estate Subject to the Requirements of SFAS 66 When the Agreement Includes a Buy-Sell Clause" ("EITF 07-06").  A buy-sell clause is a contractual term that gives both investors of a jointly-owned entity the ability to offer to buy the other investor’s interest.  EITF 07-06 applies to sales of real estate to an entity if the entity is both partially owned by the seller of the real estate and subject to an arrangement between the seller and the other investor containing a buy-sell clause.  The EITF concluded the existence of a buy-sell clause does not represent a prohibited form of continuing involvement that would preclude partial sale and profit recognition pursuant to SFAS 66.  The EITF cautioned the buy-sell clause could represent such a prohibition if the terms of the buy-sell clause and other facts and circumstances of the arrangement suggest:

•	the buyer cannot act independently of the seller or
•	the seller is economically compelled or contractually required to reacquire the other investor’s interest in the jointly owned entity.

The adoption of EITF 07-06 did not have a significant impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces FASB Statement No. 141, "Business Combinations" ("SFAS 141").  SFAS 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date.  SFAS 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition dater.  In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited.  The Company is currently evaluating the impact that SFAS 141R will have on its future financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidating Financial Statements—an amendment of ARB No. 51" ("SFAS 160").  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  In addition, SFAS 160 provides reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not believe the adoption of SFAS 160 will have a significant impact on the Company’s financial position or results of operations.

SEGMENTS DISCLOSURE.

The Company’s reportable segments consist of the four types of commercial real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results:  Residential Properties, Office Properties, Retail Properties and Self Storage Properties.  The Company also has certain corporate level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.

The Company evaluates the performance of its segments based upon net operating income.  Net operating income is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes, ground leases and provisions for bad debts) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and general and administrative expenses. There is no intersegment activity.

The following tables reconcile the Company’s segment activity to its combined results of operations for the three months ended March 31, 2008 and 2007.

	Quarter ended March 31,
	2008	2007
Office Properties:
Rental income	$612,674	$291,741
Property and related expenses	355,847	185,901
Net operating income, as defined	256,827	105,840
Residential Properties:
Rental income	59,787	53,460
Property and related expenses	33,211	30,416
Net operating income, as defined	26,576	23,044
Retail Properties:
Rental income	294,166	13,515
Property and related expenses	97,768	-
Net operating income, as defined	196,398	13,515
Self Storage Properties:
Rental income	297,980	-
Property and related expenses	161,107	-
Net operating income, as defined	136,873	-
Mortgage loan activity:
Interest income	59,303	359
Reconciliation to Net Income (Loss) Available to Common Stockholders:
Total net operating income, as defined, for reportable segments	675,977	142,758
Unallocated other income:
Gain on sale of real estate	605,539	-
Total other income	13,571	64,280
Unallocated other expenses:
General and administrative expenses	256,711	174,724
Interest expense	295,547	88,616
Depreciation and amortization	304,652	74,507
Income (loss) from continuing operations	438,177	(130,809)
Income from discontinued operations	-	70,730
Net income (loss)	438,177	(60,079)
Preferred dividends	(21,963)	(21,175)
Net income (loss) available for common stockholders	$416,214	$(81,254)

Office properties activity increase was due to a full quarter of operations in 2008 of the office building in Colorado Springs, Colorado compared to nine days of operations in 2007.

Retail properties consisted of the results of the 7-Eleven property in Escondido, California in 2007.  The year of 2008 also included the results of the two retail centers that were purchased during the last quarter of 2007 in Highland, California and Denver, Colorado.

The self storage segment represents the results of the two self storage properties that were acquired in November and December 2007.

Item 3A(T).	Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2008, the Company sold 508,456 shares of its common stock for an aggregate of $5,084,562. These shares were sold at a price of $10.00 per share in a private placement offering to a total of 182 accredited investors. Each issuee purchased their shares for investment and the shares are subject to appropriate transfer restrictions. The offering was made by the Company through selected FINRA member broker-dealer firms. The sales were made in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws contained in Section 4(2) of the Act and Rule 506 promulgated thereunder.

During the three months ended March 31, 2008, the Company also sold 32,159 shares of its common stock to certain of its existing shareholders under its dividend reinvestment plan. The shares were sold directly by the Company without underwriters to a total of 137 persons participating in the plan. The Company sold these shares in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. Each issuee purchased the shares for investment and the shares are subject to appropriate transfer restrictions.

During the three months ended March 31, 2008, the Company issued 14,024 shares at an average exercise price $5.67 upon the exercise of options by three directors and two employees.

All shares issued in these offerings were sold for cash consideration. The Company used the net proceeds it received for the sale of these shares to acquire and/or maintain its real estate investments.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit	Description
31.1
Certificate of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.

31.2
Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.

32.1	Certification of the Company's Principal Executive Officer and Principal Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2008	NetREIT

By: /s/ Jack K. Heilbron
Name: Jack K. Heilbron
Title: Chief Executive Officer

By: /s/ Kenneth W. Elsberry
Name: Kenneth W. Elsberry
Title: Chief Financial Officer