Form 10-Q
period 2008-06-30
NETREIT
filed 2008-08-14
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period from                      to
001-34049
(Commission file No.)
NetREIT
(Exact name of registrant as specified in its charter)

CALIFORNIA	33-0841255
(State or other jurisdiction of incorporation or	(I.R.S. employer identification no.)
organization
365 S. Rancho Santa Fe Road, Suite 300, San Marcos, California 92078
(Address of principal executive offices)
(760) 471-8536
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
At August 10, 2008, registrant had issued and outstanding 5,348,145 shares of its common stock, no par value. The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10.

NETREIT
- INDEX -

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NetREIT and Subsidiary
Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)
ASSETS
Real estate assets, at cost	$46,309,549	$45,910,897
Less accumulated depreciation	(1,289,158)	(902,569)

Real estate assets, net	45,020,391	45,008,328
Mortgages receivable and interest	1,995,594	1,888,555
Cash and cash equivalents	10,203,149	4,880,659
Restricted cash	572,523	697,894
Short-term investments	10,137	33,129
Tenant receivables, net	54,671	42,636
Due from related party	77,267	118,447
Deferred rent receivable	143,634	112,268
Deferred stock issuance costs	118,233	179,462
Deposits on potential acquisitions	781,973	—
Other assets, net	520,172	455,000

TOTAL ASSETS	$59,497,744	$53,416,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$17,853,578	$22,420,316
Accounts payable and accrued liabilities	826,696	844,549
Dividends payable	359,872	296,790
Tenant security deposits	254,473	272,681

Total liabilities	19,294,619	23,834,336

Minority interest in limited partnership	664,274	—

Commitments and contingencies

Stockholders’ equity:
Undesignated preferred stock, no par value, shares authorized: 8,995,000, no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Series A preferred stock, no par value, shares authorized: 5,000, no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Convertible series AA preferred stock, no par value, $25 liquidating preference, shares authorized: 1,000,000; 50,200 shares issued and outstanding at June 30, 2008 and December 31, 2007, liquidating value of $1,255,000	1,028,916	1,028,916
Common stock series A, no par value, shares authorized: 100,000,000; 5,147,278 and 3,835,958 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	42,376,581	31,299,331
Common stock series B, no par value, shares authorized: 1,000, no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Additional paid-in capital	433,204	433,204
Dividends paid in excess of accumulated earnings	(4,299,850)	(3,179,409)

Total stockholders’ equity	39,538,851	29,582,042

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,497,744	$53,416,378

See notes to unaudited condensed consolidated financial statements.

NetREIT and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Rental income	$1,270,338	$716,481	$2,534,947	$1,075,197

Costs and expenses:
Interest	274,306	226,153	569,852	314,769
Rental operating costs	635,454	338,170	1,283,388	554,487
General and administrative	325,157	141,225	581,869	315,949
Depreciation and amortization	302,675	158,130	607,328	232,637

Total costs and expenses	1,537,592	863,678	3,042,437	1,417,842

Other income (expense):
Interest income	98,030	88,524	172,492	139,733
Gain on sale of real estate	—	9,775	605,539	9,775
Other income (expense)	(8,724)	(8,124)	(10,313)	5,306

Total other income	89,306	90,175	767,718	154,814

Income (loss) from continuing operations	(177,948)	(57,022)	260,228	(187,831)

Discontinued operations:
Income from discontinued operations	—	60,809	—	131,539

Net income (loss)	(177,948)	3,787	260,228	(56,292)

Preferred stock dividends	(21,963)	(21,175)	(43,925)	(42,350)

Net income (loss) available to common stockholders	$(199,911)	$(17,388)	$216,303	$(98,642)

Income (loss) available to common stockholders — basic and diluted:
Income (loss) from continuing operations	$(0.04)	$(0.03)	$0.05	$(0.11)
Income from discontinued operations		0.02		0.06

Income (loss) per common share	$(0.04)	$(0.01)	$0.05	$(0.05)

Weighted average number of common shares outstanding — basic	4,721,024	2,409,158	4,382,998	2,017,754

Weighted average number of common shares outstanding — diluted	4,721,024	2,409,158	4,489,324	2,017,754

See notes to unaudited condensed consolidated financial statements.

NetREIT and Subsidiary
Condensed Consolidated Statement of Stockholders’ Equity
Six months ended June 30, 2008
(Unaudited)

						Dividends Paid in Excess of
	Series AA Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, December 31, 2007	50,200	$1,028,916	3,835,958	$31,299,331	$433,204	$(3,179,409)	$29,582,042
Sale of common stock at $10 per share			1,230,110	12,301,104			12,301,104
Stock issuance costs				(1,946,488)			(1,946,488)
Repurchase of common stock			(7,227)	(61,827)			(61,827)
Reinvestment of cash dividends			32,159	305,476			305,476
Exercise of stock options			14,858	85,576			85,576
Exercise of warrants			485	4,530			4,530
Dividends reinvested on restricted stock			1,181	11,223			11,223
Net income						260,228	260,228
Dividends paid						(643,141)	(643,141)
Dividends (declared)/reinvested			39,754	377,656		(737,528)	(359,872)

Balance, June 30, 2008	50,200	$1,028,916	5,147,278	$42,376,581	$433,204	$(4,299,850)	$39,538,851

See notes to unaudited condensed consolidated financial statements.

NetREIT and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007

Cash flows from operating activities:
Net income (loss)	$260,228	($56,292)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	607,328	277,455
Gain on sale of real estate	(605,539)	(9,775)
Bad debts	20,072
Changes in operating assets and liabilities:
Deferred rent receivable	(31,366)	(53,787)
Tenant receivables	(32,107)	(32,267)
Other assets	(105,961)	(261,062)
Accounts payable and accrued liabilities	(17,853)	54,666
Due from related party	41,180	(66,821)
Tenant security deposits	(18,208)	159,604

Net cash provided by operating activities	117,774	11,721

Cash flows from investing activities:
Real estate investments	(336,872)	(15,360,920)
Deposits on potential acquisitions	(781,973)
Net proceeds received from sale of real estate	1,028,083
Issuance of mortgages receivable	(107,039)	(272,448)
Restricted cash	125,371	(447,351)
Net proceeds received on short-term investments	22,992	39,258

Net cash used in investing activities	(49,438)	(16,041,461)

Cash flows from financing activities:
Proceeds from mortgage notes payable		11,000,000
Repayment of mortgage notes payable	(4,566,738)	(58,900)
Net proceeds from issuance of common stock	10,354,616	8,497,009
Repurchase of common stock	(61,827)	(38,459)
Exercise of stock options	85,576	82,558
Exercise of warrants	4,530
Deferred stock issuance costs	61,229	28,422
Dividends paid	(623,232)	(367,405)

Net cash provided by financing activities	5,254,154	19,143,225

Net increase in cash and cash equivalents	5,322,490	3,113,485

Cash and cash equivalents:
Beginning of period	4,880,659	5,783,283

End of period	$10,203,149	$8,896,768

Supplemental disclosure of cash flow information:
Interest paid	$575,485	$236,556

Non cash investing and financing activities:
Reinvestment of cash dividend	$694,355	$284,724

Real estate contributed to partnership	$699,876

Accrual of dividends payable	$359,872	$245,664

See notes to unaudited condensed consolidated financial statements.

NetREIT and Subsidiary
Notes to Condensed Consolidated Financial Statements
1. ORGANIZATION AND BASIS OF PRESENTATION
Principles of consolidation. The accompanying condensed financial statements are consolidated and include the accounts of NetREIT and its subsidiary, NetREIT 01 LP. As used herein, the “Company” refers to NetREIT and NetREIT 01 LP, collectively. All significant intercompany balances and transactions have been eliminated in consolidation.
Organization. NetREIT (the “Company”) was formed and incorporated in the State of California on January 28, 1999 for the purpose of engaging in the business of investing in income-producing real estate properties. The Company, which qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, (the “Code”) commenced operations upon the completion of its private placement offering in 1999.
The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, retail, residential and self storage properties located in western United States. The Company also invests in mortgage loans.
As of June 30, 2008, the Company’s portfolio of operating properties was comprised of two office buildings (“Office Properties”) which encompassed approximately 229,000 rentable square feet, two retail shopping centers and a 7-Eleven property (“Retail Properties”) which encompassed approximately 64,000 rentable square feet, one 39 unit apartment building (“Residential Properties”), and two self storage facilities (“Self Storage Properties”) which encompassed approximately 210,000 rentable square feet.
On May 1, 2008, NetREIT and the Allen Trust formed NetREIT 01 LP, a California limited partnership with NetREIT as a general partner, to manage the operation of the Escondido 7-Eleven property. NetREIT contributed its 51.4% interest in the property to the partnership for its general partner interest. The Allen Trust contributed its 48.6% interest for its limited partner interest. The Allen Trust limited partnership interest, at its discretion, is convertible into $719,533 of NetREIT common series A stock at $9.30 per share at anytime after September 30, 2008. The portion of the results of operations of NetREIT 01 LP for the period from May 1, 2008 to June 30, 2008 attributable to the minority owner were not significant and is included in rental operating costs in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2008.
Basis of Presentation. The accompanying interim condensed consolidated financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operation for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s registration statement on Form 10 for the year ended December 31, 2007 filed with the SEC on May 6, 2008. The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements included in the Form 10.
2. SIGNIFICANT ACCOUNTING POLICIES
Property Acquisitions. The Company accounts for its acquisitions of real estate in accordance with Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations”(“SFAS 141”) which requires the purchase price of acquired properties be allocated between the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and tenant relationships, based in each case on their fair values.
Amounts allocated to land, buildings and improvements are derived from recent tax assessments after deduction of any intangibles determined by management for the value of in-place leases, above-market and below-market leases, the value of unamortized lease origination costs and the value of tenant relationships.

The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to acquired in-place leases is included in deferred leasing costs and acquisition related intangible assets in the balance sheets and amortized over the remaining non-cancelable term of the respective leases. As of June 30, 2008 and December 31, 2007 the Company did not have any amount allocated to acquired in-place leases.
The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in other assets in the accompanying consolidated balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. As of June 30, 2008 and December 31, 2007, the Company did not have any deferred rent for above or below market leases.
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
The land lease acquired has a fixed option cost of $181,710 at termination of the lease in 2062. Management valued the land option at $1,370,000 based on comparable land sales adjusted for the present value of the payments. The land option value is included in the accompanying 2008 and 2007 consolidated balance sheets as real estate assets, at cost.
The value of unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which range from four to seven years. The value of customer relationship intangibles, which is the benefit to the Company resulting from the likelihood of an existing tenant renewing its lease, are amortized over the remaining term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the lease origination costs and customer relationship intangibles is charged to expense. Total amortization expense related to these assets was $10,493 and $10,493 for the three months ended June 30, 2008 and 2007, respectively, and $20,986 and $10,493 for the six months ended June 30, 2008 and 2007, respectively. Included in other assets, net in the accompanying consolidated balance sheet at June 30, 2008, are acquired origination costs of $170,003 less accumulated amortization of $52,465.
Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives of from 39 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense, including discontinued operations, for buildings and improvements was $279,715 and $162,040 for the three months ended June 30, 2008 and 2007, respectively, and $564,043 and $252,852 for the six months ended June 30, 2008 and 2007, respectively.
Provision for Loan Losses. The accounting policies require the Company to maintain an allowance for estimated credit losses with respect to mortgage loans it has made based upon its evaluation of known and inherent risks associated with its lending activities. Management reflects provisions for loan losses based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates. There have been no provisions for loan losses at June 30, 2008 and December 31, 2007.
Deferred Common Stock Issuance Costs. Common stock issuance costs including distribution fees, due diligence fees, syndication and wholesaling costs, legal and accounting fees, and printing are capitalized before sale of the related stock and then netted against gross proceeds when the stock is sold.
Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At June 30, 2008 and December 31, 2007, the Company had net deferred leasing costs of approximately $207,360 and $209,000, respectively, which are included in other assets, net in the accompanying consolidated balance sheets.

Deferred Financing Costs. Costs incurred, including legal fees, origination fees, and administrative fees, in connection with debt financing are capitalized as deferred financing costs. Deferred financing costs consist primarily of loan fees which are amortized using the straight-line method, which approximates the effective interest method, over the contractual term of the respective loans. At June 30, 2008 and December 31, 2007, deferred financing costs were approximately $105,051 and $125,000, respectively, which are included in other assets, net in the accompanying balance sheets. Amortization of deferred financing costs is included in interest expense in the consolidated statements of operations.
Revenue Recognition. The Company recognizes revenue from rent, tenant reimbursements, and other revenue once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin Topic 13, “Revenue Recognition”:
•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the amount is fixed or determinable; and
•	the collectability of the amount is reasonably assured.
In accordance with SFAS No. 13, “Accounting for Leases” (“SFAS 13”), as amended and interpreted, minimum annual rental revenue is recognized in rental revenues on a straight-line basis over the term of the related lease.
Certain of the Company’s leases currently contain rental increases at specified intervals, and generally accepted accounting principles require the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying consolidated balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. The Company has established reserves of $20,072 at June 30, 2008 and had no reserves at December 31, 2007.
Discontinued Operations and Properties. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), the income or loss and net gain or loss on dispositions of operating properties and the income or loss on all properties classified as held for sale are reflected in the statements of operations as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria, set forth under SFAS 144, are met. At such time, the Company presents the respective assets and liabilities separately on the consolidated balance sheets and ceases to record depreciation and amortization expense. As of June 30, 2008 and December 31, 2007, the Company did not have any properties classified as held for sale.
The following is a summary of discontinued operations for the six months ended June 30, 2007:

Discontinued operations:	2007
Rental income	$251,139
Rental operating expense	74,782
Depreciation and amortization	44,818

Income from discontinued operations	$131,539

Earnings per share	$.06

Impairment. The Company accounts for the impairment of real estate in accordance with SFAS 144 which requires that the Company review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at June 30, 2008 and December 31, 2007.
Federal Income Taxes. The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Code, for federal income tax purposes. To qualify as a REIT, the Company must distribute annually at least 90% of adjusted taxable income, as defined in the Code, to its stockholders and satisfy certain other organizational and operating requirements. As a REIT, no provision will be made for federal income taxes on income resulting from those sales of real estate investments which have or will be distributed to stockholders within the prescribed limits. However, taxes will be provided for those gains which are not anticipated to be distributed to stockholders unless such gains are deferred pursuant to Section 1031. In addition, the Company will be subject to a federal excise tax which equals 4% of the excess, if any, of 85% of the Company’s ordinary income plus 95% of the Company’s capital gain net income over cash distributions, as defined.
Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things.
The Company believes that it has met all of the REIT distribution and technical requirements for the six months ended June 30, 2008 and 2007.
Stock Options. In December 2004, the FASB approved the revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and issued the revised SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). In April 2005, the effective date of adoption was changed from interim periods ending after June 15, 2005 to annual periods beginning after June 15, 2005. SFAS 123(R) effectively replaces SFAS 123, and supersedes Accounting Principle Board Opinion No. 25. SFAS 123(R) was effective for awards that are granted, modified, or settled in cash for annual periods beginning after June 15, 2005. The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective approach. Under the modified prospective approach, stock-based compensation expense is recorded for the unvested portion of previously issued awards that remained outstanding at January 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS 123. SFAS 123(R) also requires that all share-based payments to employees after January 1, 2006, including employee stock options, be recognized in the financial statements as stock-based compensation expense based on the fair value on the date of grant.
Earnings (Loss) Per Common Share. Basic earnings (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Diluted earnings per common share (“Diluted EPS”) is similar to the computation of Basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt and dividends on convertible preferred stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net earnings (loss) per share.

The following is a reconciliation of the denominator of the basic earnings per common share computation to the denominator of the diluted earnings per common share computations, for the three and six months ended June 30, 2008 and 2007:

Six months
ended June 30,
2008
Weighted average shares used for Basic EPS	4,382,998
Incremental shares from share-based compensation	5,153
Incremental shares from convertible preferred and warrants	101,173

Adjusted weighted average shares used for Diluted EPS	4,489,324

As a result of net losses available to common stockholders for the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 the number of shares used in Basic EPS and Diluted EPS are the same.
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
Segments. SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for the way that public entities report information about operating segments in their financial statements. The Company acquires and operates income producing properties including office properties, residential properties, retail properties and self storage properties and invests in real estate assets, including real estate loans, and as a result, the Company operates in five business segments. See Note 8 “Segments”.
Recent Issued Accounting Standards. In November 2007, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-06, “Accounting for Sale of Real Estate Subject to the Requirements of SFAS 66 When the Agreement Includes a Buy-Sell Clause” (“EITF 07-06”). A buy-sell clause is a contractual term that gives both investors of a jointly-owned entity the ability to offer to buy the other investor’s interest. EITF 07-06 applies to sales of real estate to an entity if the entity is both partially owned by the seller of the real estate and subject to an arrangement between the seller and the other investor containing a buy-sell clause. The EITF concluded the existence of a buy-sell clause does not represent a prohibited form of continuing involvement that would preclude partial sale and profit recognition pursuant to SFAS 66. The EITF cautioned the buy-sell clause could represent such a prohibition if the terms of the buy-sell clause and other facts and circumstances of the arrangement suggest:
•	the buyer cannot act independently of the seller or
•	the seller is economically compelled or contractually required to reacquire the other investor’s interest in the jointly owned entity.
EITF 07-06 is effective for new arrangements in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 07-6 did not have a significant impact on the Company’s condensed consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact that SFAS 141R will have on its future financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value under GAAP. The key changes to current practice are (1) the definition of fair value, which focuses on an exit price rather than an entry price; (2) the methods used to measure fair value, such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions, and credit standing and (3) the expanded disclosures about fair value measurements, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 has not had a significant impact on the Company’s financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 has not had a significant impact on the Company’s financial position as a result of operations. The Company did not elect to apply the fair value option to any specific assets or liabilities.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidating Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, SFAS 160 provides reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company does not believe the adoption of SFAS 160 will have a significant impact on the Company’s financial position or results of operations.
3. REAL ESTATE ASSETS
A summary of the eight properties held by the Company as of June 30, 2008 is a follows:

				Real estate
		Square	Property	assets, net
Date Acquired	Location	Footage	Description	(in thousands)
November 1999	Cheyenne, Wyoming	39 units	Residential	$340.4
June 2006	Aurora, Colorado	114,000	Office	6,170.2
September 2006	Escondido, California	3,000	Retail	1,358.1
March 2007	Colorado Springs, Colorado	115,052	Office	14,607.5
September 2007	San Bernardino, California	55,096	Retail	7,668.1
October 2007	Denver, Colorado	5,983	Retail	2,156.8
November 2007	Highland, California	60,508	Self Storage	4,792.3
December 2007	Hesperia, California	149,650	Self Storage	7,927.0

	Total real estate assets, net			$45,020.4

The following table sets forth the components of the Company’s investments in real estate:

	June 30,	December 31,
	2008	2007
Land	$8,811,194	$8,599,505
Buildings and other	37,080,179	36,965,722
Tenant improvements	418,176	345,670

	46,309,549	45,910,897
Less accumulated depreciation	(1,289,158)	(902,569)

Real estate assets, net	$45,020,391	$45,008,328

On February 22, 2008, the Company entered into a contract to purchase a building in San Bernardino, California encompassing approximately 21,800 rentable square feet along with approvals for building an additional 2,300 square foot building for $7,350,000. In conjunction with the agreement, the Company paid an acquisition deposit of $400,000 which is included in deposits on potential acquisitions in the accompanying condensed consolidated balance sheet at June 30, 2008. The transaction closed on August 12, 2008. On May 8, 2008 the Company entered into a contract to purchase a building in Escondido, California encompassing approximately 16,000 rentable square feet for $4,850,000. In conjunction with this agreement, the Company paid an acquisition deposit of $150,000 which is included in deposits on potential acquisitions in the accompanying condensed consolidated balance sheet at June 30, 2008. This transaction is expected to close in September 2008. The purchase of these properties is contingent upon obtaining satisfactory financing and our approval of title and the property’s physical condition.
4. MORTGAGES RECEIVABLE
On March 20, 2007, the Company originated a mortgage loan in the amount of $500,000 collateralized by a second deed of trust on land under development as a retirement home in Escondido, California. This mortgage loan accrues interest at 15% per year. The mortgage loan unpaid principal and accrued interest was due and payable on March 19, 2008 and has been extended to December 31, 2008. At June 30, 2008 and December 31, 2007, the principal and accrued interest was $456,300 and $413,368, respectively.
On October 1, 2007, the Company originated a mortgage loan in the amount of $935,000 collateralized by a first deed of trust on the same land under development above. This mortgage loan accrues interest at 11.5% per year and the unpaid principal balance and accrued interest is due and payable on December 31, 2008. At June 30, 2008 and December 31, 2007, the principal and accrued interest was $1,020,095 and $962,478, respectively.
On November 19, 2007, the Company originated a mortgage loan in the amount of $500,000 collateralized by a third deed of trust on the same land above. This mortgage loan accrues interest at 15% per year. The mortgage loan unpaid principal and accrued interest was due and payable on March 30, 2008 and was extended to December 31, 2008 co-terminus with the loan secured by the second deed of trust. At June 30, 2008 and December 31, 2007, the principal and accrued interest was $519,199 and $512,709, respectively.

5. MORTGAGE NOTES PAYABLE

	June 30,	December 31,
	2008	2007
Mortgage note payable in monthly installments of $24,330 through July 1, 2016, including interest at a fixed rate of 6.51%, collateralized by the Garden Gateway Plaza in Aurora, Colorado	$3,490,274	$3,520,170
Mortgage note payable in monthly installments of $71,412 through April 5, 2014, including interest at a fixed rate of 6.08%; collaterized by the Havana/Parker Complex in Colorado Springs, Colorado. Certain obligations under the note are guaranteed by the executive officers.	10,773,120	10,872,323
Mortgage note payable in monthly installments of $27,088 through February 1, 2012, including interest at a fixed rate of 5.31%; collateralized by the World Plaza Center in San Bernardino, California	3,590,184	3,656,363
Assumed mortgage note payable in monthly installments of $39,302 through March 10, 2008, including interest at a fixed rate of 9.506%; collateralized by the Joshua’s Self-Storage in Hesperia, California, paid in full	—	4,371,460

	$17,853,578	$22,420,316

6. RELATED PARTY TRANSACTIONS
Certain services and facilities are provided to the Company by C.I. Holding Group, Inc. and Subsidiaries (“CI”), a small shareholder in the Company and is approximately 35% owned by the Company’s executive management. A portion of the Company’s general and administrative costs are paid by CI and then reimbursed by the Company.
The Company has entered into a property management agreement with CHG Properties, Inc. (“CHG”), a wholly owned subsidiary of CI, to manage all of its properties at rates up to 5% of gross income. During the three months ended June 30, 2008 and 2007, the Company paid CHG total management fees of $54,326 and $25,469, respectively, and $110,676 and $39,040 during the six months ended June 30, 2008 and 2007, respectively.
During the term of the property management agreement, the Company has an option to acquire the business conducted by CHG. The option is exercisable, without any consent of the property manager, its board or its shareholders, with the approval of a majority of the Company’s directors not otherwise interested in the transaction. The option price is shares of the Company to be determined by a predefined formula based on the net income of CHG during the 6-month period immediately preceding the month in which the acquisition notice is delivered. The Company has no intention to exercise the option to acquire CHG.
Prior to the sale of the Rancho Santa Fe Professional Building in October 2007, the Company leased office space in this property to CI under a lease that provided for future monthly lease payments of $8,787 per month. The Company received cash for rental income from CI totaling $27,149 and $8,787 during the three months ended June 30, 2008 and 2007, respectively, and received $54,291 and $36,436 during the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008 and December 31, 2007, CI owed the Company $52,273 and $118,447, respectively, relating to the above lease.

7. STOCKHOLDERS’ EQUITY
Employee Retirement and Share-Based Incentive Plans
Stock Options.
Each of these options was awarded pursuant to the Company’s 1999 Flexible Incentive Plan (the “Plan”). The following table summarizes the stock option activity. The exercise price and number of shares under option have been adjusted to give effect to stock dividends declared by the Company.

		Weighted Average
	Shares	Exercise Price
Balance, December 31, 2006	55,683	$7.06
Options exercised	(13,182)	$6.36

Balance, December 31, 2007	42,501	$7.28
Options exercised	(14,858)	$5.76

Options outstanding and exercisable, June 30, 2008	27,643	$8.10

At June 30, 2008, the options outstanding and exercisable had exercise prices ranging from $7.20 to $8.64, with a weighted average price of $8.10, and expiration dates ranging from June 2009 to June 2010 with a weighted average remaining term of 1.63 years.
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of options outstanding, all of which are exercisable, was $51,531 at June 30, 2008.
Share-Based Incentive Plan. The Compensation Committee of the Board of Directors adopted a restricted stock award program under the Plan in December 2006 for the purpose of attracting and retaining officers, key employees and non-employee board members. The Board has granted nonvested shares of restricted common stock on January 1, 2007 and 2008. The nonvested shares have voting rights and are eligible for dividends paid to common shares. The share awards vest in equal annual installments over the three or five year period from date of issuance. The Company recognized compensation cost for these fixed awards over the service vesting period, which represents the requisite service period, using the straight-line attribution expense method.
The value of the nonvested shares was calculated based on the offering price of the shares in the most recent private placement offering of $10 adjusted for a 5% stock dividend since granted. The value of granted nonvested restricted stock issued during the six months ended June 30, 2008 and 2007 totaled $278,710 and $126,070, respectively. During the six months ended June 30, 2008 none of the shares vested. During the three months ended June 30, 2008 and the six months ended June 30, 2008 dividends of $5,597 and $11,223 were declared on the nonvested shares, respectively. The nonvested restricted shares will vest in equal installments over the next two to five years.
Cash Dividends. Cash dividends declared per common share for the six months ended June 30, 2008 and 2007 were $0.295 and $0.30, respectively. The dividend paid to stockholders of the Series AA Preferred for the three months ended June 30, 2008 was $21,963, and for the six months ended June 30, 2008 was $43,926 or an annualized portion of the 7% of the liquidation preference of $25 per share.
Sale of Common Stock. During the six months ended June 30, 2008 the net proceeds for the sale of 1,230,110 shares of common stock was $10,354,616.

8. SEGMENTS
The Company’s five reportable segments consists of mortgage loan activities and the four types of commercial real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results: Residential Properties, Office Properties, Retail Properties and Self Storage Properties and Real Estate Loans. The Company also has certain corporate level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.
The Company evaluates the performance of its segments based upon net operating income. Net operating income is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes, ground leases and provisions for bad debts) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and general and administrative expenses. The accounting policies of the reportable segments are the same as those described in the Company’s summary of significant accounting policies (see Note 1). There is no intersegment activity.
The following tables reconcile the Company’s segment activity to its combined results of operations and financial position for the three and six months ended June 30, 2008 and 2007 and as of June 30, 2008 and December 31, 2007.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Office Properties:
Rental income	$612,169	$649,069	$1,224,844	$940,810
Property and related expenses	300,256	308,433	656,104	494,334

Net operating income, as defined	311,913	340,636	568,740	446,476

Residential Properties:
Rental income	57,935	53,897	117,723	107,357
Property and related expenses	46,280	28,784	79,491	59,200

Net operating income, as defined	11,655	25,113	38,232	48,157

Retail Properties:
Rental income	284,200	13,515	578,366	27,030
Property and related expenses	108,326	953	206,094	953

Net operating income, as defined	175,874	12,562	372,272	26,077

Self Storage Properties:
Rental income	316,034	—	614,014	—
Property and related expenses	180,592	—	341,699	—

Net operating income, as defined	135,442	—	272,315	—

Mortgage loan activity:
Interest income	64,842	7,292	124,145	7,292

Reconciliation to Net Income Available to Common Stockholders:
Total net operating income, as defined, for reportable segments	699,726	385,603	1,375,704	528,002
Unallocated other income:
Gain on sale of real estate		9,775	605,539	9,775
Total other income	24,464	73,108	38,034	137,747
Unallocated other expenses:
General and administrative expenses	325,157	141,225	581,869	315,949
Interest expense	274,306	226,153	569,852	314,769
Depreciation and amortization	302,675	158,130	607,328	232,637

Income (loss) from continuing operations	(177,948)	(57,022)	260,228	(187,831)
Income from discontinued operations	—	60,809	—	131,539

Net income (loss)	(177,948)	3,787	260,228	(56,292)
Preferred dividends	(21,963)	(21,175)	(43,925)	(42,350)

Net income (loss) available for common stockholders	$(199,911)	(17,388)	$216,303	$(98,642)

	June 30,	December 31,
	2008	2007
Assets:
Office Properties:
Land, buildings and improvements, net	$20,777,692	$20,898,328
Total assets(1)	22,033,814	22,010,773

Residential Property:
Land, buildings and improvements, net	340,487	777,569
Total assets(1)	340,492	777,773

Retail Properties:
Land, buildings and improvements, net	11,182,869	10,492,918
Total assets(1)	11,738,002	10,557,661

Self Storage Properties:
Land, buildings and improvements, net	12,719,343	12,839,513
Total assets(1)	12,741,417	12,854,778

Mortgage loan activity:
Mortgage receivable and accrued interest	1,995,594	1,888,555
Total assets	1,995,594	1,888,555

Reconciliation to Total Assets:
Total assets for reportable segments	48,849,319	48,089,540
Other unallocated assets:
Cash and cash equivalents	10,203,149	4,880,659
Prepaid expenses and other assets, net	445,276	446,179

Total Assets	$59,497,744	$53,416,378

(1)	Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	June 30,
	2008	2007
Capital Expenditures:(1)
Office Properties:
Acquisition of operating properties	—	$15,002,561
Capital expenditures and tenant improvements	$162,540	337,642

Residential Property:
Capital expenditures and tenant improvements	—	18,581

Retail Properties:
Acquisition of operating properties	661,777	—
Capital expenditures and tenant improvements	153,769	2,136

Self Storage Properties:
Acquisition of operating properties	—	—
Capital expenditures and tenant improvements	20,563	—

Mortgage loan activity:
Loans originated	107,039	272,448

Total Reportable Segments:
Acquisition of operating properties	661,777	15,002,561
Capital expenditures and tenant improvements	336,872	358,359

Total real estate expenditures	998,649	15,360,920
Loan origination	107,039	272,448

(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.
10. SUBSEQUENT EVENTS
Real Estate Acquisition. On July 9, 2008, the Company closed its purchase and acquired the Executive Office Plaza property in Colorado Springs, Colorado. The property, which consists of a total of 65,084 sq. ft. of office space, was purchased for $10,150,000, of which $6,597,000 was paid from proceeds of a fixed rate revolving line of credit loan. This credit facility is secured by the Executive Office Park and Regatta Square properties, bears a fixed interest rate of 6.25% per annum, and is due June 2011. Included in deposits on potential acquisitions in the accompanying condensed consolidated balance sheets at June 30, 2008, are deposits of $182,150 for the acquisition.
On August 12, 2008, the Company completed the acquisition of the Waterman Plaza property in San Bernardino, California. The property consists of a newly constructed retail/office building of approximately 21,800 rentable square feet and approvals for an additional 2,300 square foot building. The purchase price was $7,350,000 of which the Company borrowed $3,850,000 under a seven year bank loan at a fixed interest rate of 6.5%.
Sale of Common Stock. Subsequent to June 30, 2008 and through August 7, 2008, the Company has sold 213,866 shares of common stock at a price of $10 per share.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.
The following discussion relates to our condensed consolidated financial statements and should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to materially differ from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the timing and strength of national and regional economic growth, the strength of commercial and residential markets, competitive market conditions, and fluctuations in availability and cost of construction materials and labor resulting from the effects of worldwide demand, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and an investment in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information.
OVERVIEW AND BACKGROUND
NetREIT (which we sometimes refer to as “we,” “us” or the “Company”) operates as a self-administered real estate investment trust (“REIT”) headquartered in San Diego County, California. We have been in a growth stage having increased capital by approximately 90% to $39.5 million at June 30, 2008 from $20.8 million at June 30, 2007. Our investment portfolio increased by approximately 87% to $47 million at June 30, 2008 from $25.1 million at June 30, 2007. During the six months ended June 30, 2008 rental income increased by approximately 127% from $1.1 million to $2.5 million due to the increase in the number of properties owned during those periods. At June 30, 2008, we owned 2 office building properties, 2 retail strip centers, 1 single user retail store, 1 residential apartment building, 2 self storage properties and three mortgage loans. While at June 30, 2007, on a continuing operations basis, we owned two office building properties, one single user retail store and one residential apartment building.
Our properties are located primarily in Southern California and Colorado. These areas have above average population growth. The clustering of our assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff. We do not develop properties but acquire properties that are stabilized or anticipate they will be in the first year of operations. A property is considered to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1, or has been open for three years. We are actively communicating with real estate brokers and other third parties to locate properties for potential acquisitions in an effort to build our portfolio.
Most of our office and retail properties we currently own are leased to a variety of tenants ranging from small businesses to large public companies, many of which do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having net leases that require the tenant to pay all of the operating expense (Triple Net Leases) or pay increases in operating expenses over specific base years. Most of our leases are for terms of 3 to 5 years with annual rental increases built into the leases. Our residential and self storage properties that we currently own are rented pursuant to rental agreements that are for no longer than 6 months. Our self storage properties are located in markets that have multiple self storage properties from which to choose. Competition will impact our property results. Our operating results of these properties depend materially on our ability to lease available self storage units, to actively manage unit rental rates, and on the ability of our tenants to make required rental payments. We believe that we will be able to respond quickly and effectively to changes in local and regional economic conditions by adjusting rental rates by concentration of these properties in one region of Southern California and under the regional management of one regional property manager. We depend on advertisements, flyers, web sites, etc. to secure new tenants to fill any vacancies.

Current Developments and Trends
Credit and real estate financing markets have experienced significant deterioration beginning in the second half of 2007. We expect this trend may continue throughout 2008 and market turbulence could increase in the commercial real estate arena.
As a result of this deterioration, we believe mortgage financing will continue to be more difficult to obtain, which may affect our ability to finance future acquisitions. We have obtained financing on satisfactory terms for the potential acquisitions we have under contract. However, we have experienced challenges in obtaining financing in the amounts related to purchase price or the rates that were available 2 or 3 years ago. We believe this may reduce the competition for properties that we bid on reducing the price of those properties.
Although long-term interest rates remain relatively low by historical standards, there has been a significant increase in the credit spreads across the credit spectrum. Increases in credit spreads or deterioration in individual tenant credit may lower the appraised values of properties. We generally enter into three to five year leases with our tenants to mitigate the impact of fluctuations in interest rates on the values of our portfolio.
Despite slow economic growth rates in recent periods, inflation rates in the United States have continued to rise. Increases in inflation are sometimes associated with rising long-term interest rates, which may have a negative impact on the value of the portfolio we own. To mitigate this risk, our leases generally have fixed rent increases or increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or other indices for the jurisdiction in which the property is located. To the extent that the CPI increases, additional rental income streams may be generated from these leases and thereby mitigate the impact of inflation.
Management Evaluation of Results of Operations
Management evaluates our results of operations with a primary focus on increasing and enhancing the value, quality and amount of our properties and seeking to increase the value of our real estate. Management focuses on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively replacing assets in order to increase the overall value in our real estate portfolio. Management’s ability to increase assets depends on our ability to raise capital and our ability to identify appropriate investments.
Management’s evaluation of operating results includes evaluating our ability to generate necessary cash flow in order to fund distributions to our shareholders. Management’s assessment of operating results therefore gives less emphasis to the effects of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges such as depreciation and impairment charges. Management’s evaluation of cash flow includes and assessment of the long-term sustainability of our real estate portfolio. In the past the funding of distributions exceeded operating results, however, we believe that with the anticipated increase in the investment assets the cash flow from operations will fund the distribution to our shareholders because there will not be a corresponding increase in general and administrative expenses compared to the increased net operating income from the new properties.
Management focuses on measures of cash flows from investing activities and cash flows from financing activities in its evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property or mortgage receivables and the funding of capital expenditures with respect to real properties. Financing activities primarily consist of the proceeds from sale of stock, borrowings and repayments of mortgage debt and the payment of distributions to our stockholders.
CRITICAL ACCOUNTING POLICIES
The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made, and changes in the accounting estimate are reasonably likely to occur from period to period. Management believes the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our financial statements. For a summary of all of our significant accounting policies, see note 2 to our condensed consolidated financial statements included elsewhere in this Form 10Q.
Principles of consolidation. The accompanying financial statements are consolidated and include the accounts of NetREIT and its subsidiary, NetREIT 01 LP. As used herein, the “Company” refers to NetREIT and NetREIT 01 LP, collectively. All significant intercompany balances and transactions have been eliminated in consolidation.

Property Acquisitions. The Company accounts for its acquisitions of real estate in accordance with Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations” which requires the purchase price of acquired properties be allocated between the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs and the value of tenant relationships, based in each case on their fair values.
Revenue Recognition. The Company recognizes revenue from rent, tenant reimbursements, and other revenue once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin Topic 13, “Revenue Recognition”:
•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the amount is fixed or determinable; and
•	the collectability of the amount is reasonably assured.
In accordance with SFAS No. 13, “Accounting for Leases” (“SFAS 13”), as amended and interpreted, minimum annual rental revenue is recognized in rental revenues on a straight-line basis over the term of the related lease.
Certain of the Company’s leases currently contain rental increases at specified intervals, and generally accepted accounting principles require the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying consolidated balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. The Company has established reserves of $20,072 at June 30, 2008 and had no reserves at December 31, 2007.
THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS
Our results of operations for the three or six months ended June 30, 2008 are not indicative of those expected in future periods as we expect that rental income, interest income from real estate loans receivable, interest expense, rental operating expense, general and administrative expense and depreciation and amortization will significantly increase in future periods as a result of operations from assets acquired during 2007 and 2008 for an entire period and as a result of anticipated future acquisitions of real estate investments.
RECENT EVENTS HAVING SIGNIFICANT EFFECT ON RESULTS OF OPERATIONS COMPARISONS
Assets Purchased
We purchased the Havana/Parker Complex, a 115,000 square foot office building complex consisting of three buildings on three separate parcels, in Colorado Springs, Colorado on March 21, 2007. Hence only three months of the results of operation for this property is included in the six months ended June 30, 2007 compared to a full period in 2008.
Subsequent to March 31, 2007, we purchased Regatta Square, a 6,000 square foot strip center in Denver, Colorado (October 31, 2007); the World Plaza Center, a 55,000 square foot strip center in San Bernardino, California (September 21, 2007); Palm Self-Storage, a 61,000 square foot self storage facility in Highland, California (November 19, 2007); and Joshua’s Self-Storage, a 150,000 square foot self storage facility in Hesperia, California (December 10, 2007). Hence the results of operations for these properties are included in the three months and six months ended June 30, 2008 but not in the 2007 comparable periods.
As of June 30, 2008, the Company portfolio of operating properties was comprised of two office buildings (“Office Properties”) which encompassed approximately 229,000 rentable square feet, three retail centers or stores (“Retail Properties”) which encompassed approximately 64,000 rentable square feet, one 39 unit residential apartment (“Residential Properties”) and two self storage facilities (“Self Storage Properties”) which encompassed approximately 210,000 rentable square feet. During the three months and six months ended June 30, 2008, no properties were acquired.

On May 1, 2008, NetREIT and its co-owner, a non-related person, formed NetREIT 01 LP, a California limited partnership with NetREIT as a general partner, to manage the operation of the Escondido 7-Eleven property. NetREIT contributed its 51.4% interest in the property to the partnership for its general partner interest, and the co-owner contributed its 48.6% interest for the limited partner interest. The limited partner, in its discretion, may convert its limited partner interest into $719,533 of NetREIT common stock at $9.30 per share at anytime after September 30, 2008. After December 31, 2012, NetREIT may, but is not obligated to, exchange its common stock for the limited partner interest on the same terms. The portion of the results of operations of NetREIT 01 LP for the period from May 1, 2008 to June 30, 2008 attributable to the minority owner were not significant and is included in rental operating costs in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2008.
Sale of real estate
There were no dispositions of real estate during the three months ended June 30, 2008. On March 17, 2008, the Company sold a 54.92% interest in the apartment building located in Cheyenne, Wyoming. The two purchasers paid $1,028,083, net of transaction costs, in cash. The interest in the property was transferred pursuant to a Code Section 1031 tax deferred exchange transaction, whereby, the Company causes the sale proceeds to be held by an independent facilitator to purchase other properties. For financial reporting purposes, during the six months ended June 30, 2008 the gain on sale of $605,539 is shown on the consolidated statement of operations. We anticipate selling interests in other properties to buyers who need a Code Section 1031 tax deferred exchange during in the future.
Financing
In October 2006, we commenced a new private placement offering of $200 million of our common stock at $10.00 per share. Net proceeds from the offering, after commissions, due diligence fees, and syndication expenses, were approximately $10.4 million during the six months ended June 30, 2008. In addition, we received approximately $1.0 million from proceeds of sale of real estate. The net proceeds were primarily used as follows: $4.4 million to pay off the mortgage on the Hesperia property; $0.3 million to improve properties and $0.62 million to pay dividends.
Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007

	Three Months Ended June 30,		Dollar	Percentage
	2008	2007	Change	Change
Net operating income, as defined
Office Properties	$311,913	$340,636	$(28,723)	(8.4%)
Retail Properties	175,874	12,562	163,312	1,300.0%
Residential Property	11,655	25,113	(13,458)	(53.6%)
Self Storage Properties	135,442	—	135,442	100.0%
Mortgage Receivable	64,842	7,292	57,550	789.2%

Total Portfolio	$699,726	$385,603	$314,123	81.5%

Reconciliation of Net Income (Loss) Available for Common Stockholders:
Net operating income, as defined for reportable segments	$699,726	$385,603	$314,123	81.5%
Other expenses:
General and administrative expenses	(325,157)	(141,225)	183,932	130.2%
Interest expenses	(274,306)	(226,153)	48,153	21.3%
Depreciation and amortization	(302,675)	(158,130)	144,545	91.4%
Gain on sale of real estate	—	9,775	(9,775)	(100. %)
Total other income	24,464	73,108	(48,644)	(66.5%)

Income (loss) from continuing operations before minority interests	(177,948)	(57,022)	120,926	(212.1%)
Income from discontinued operations	—	60,809	(60,809)	(100.0%)

Net income (loss)	(177,948)	3,787	(181,735)	(4,798.9%)
Preferred dividends	(21,963)	(21,175)	788	(3.7%)

Net income (loss) available for common stockholders	$(199,911)	$(17,388)	$(182,523)	1,049.7%

Revenue
Rental revenue from continuing operations for the three months ended June 30, 2008 was $1,270,338 versus $716,481 for same period in 2007, an increase of $553,857, or 77%. The increase in rental revenue in 2008 compared to 2007 is primarily attributable to:
•	The four properties acquired by NetREIT in 2007, which generated $586,716 of rent revenue during the three months ended June 30, 2008.
•
Same property rents generated on three properties during the three months of 2008 and 2007 decreased by $33,479 or 4.9% primarily due to a decrease in occupancy in our office building in Aurora, Colorado. The decrease resulted basically from one large tenant that ceased business.

Rental revenue is expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during late 2007 for an entire year and future acquisitions of real estate assets. Four of the properties acquired in 2007 were purchased in the third and fourth quarters of 2007. On annualized basis the rental revenue of these four properties will increase revenues by approximately $1,100,000 during the third and fourth quarters of 2008.
On July 9, 2008, the Company completed the acquisition of the Executive Office Plaza, consisting of four buildings in Colorado Springs, Colorado encompassing approximately 65,000 rentable square feet for $10,150,000. We estimate that rental revenue will increase by approximately $375,000 during the third and fourth quarters of 2008.
On August 12, 2008, the Company completed the acquisition of the Waterman Plaza property in San Bernardino, California. The property consists of a newly constructed retail/office building of approximately 21,800 rentable square feet and approvals for an additional 2,300 square foot building. The purchase price was $7,350,000 of which the Company borrowed $3,850,000 under a seven year bank loan at a fixed interest rate of 6.5%. We estimate that rental revenue will increase by approximately $200,000 during the third and fourth quarter due to this acquisition.
We currently have one properties under contract to purchase that would increase annual rental revenues by approximately $60,000. On May 8, 2008, the Company entered into a contract to purchase the Escondido Office Building located in Escondido, California for $4,850,000. This property consists of approximately 16,000 rentable square feet. The Company paid a deposit of $150,000 into escrow for this acquisition, which amount is included in deposits on potential acquisitions in the accompanying condensed consolidated balance sheet at June 30, 2008. This transaction is expected to close in September 2008. Our purchase of this properties is contingent upon obtaining satisfactory financing and our approval of title and the property’s physical condition.
Interest income from mortgage loans was a new activity in the latter part of the 2nd quarter of 2007 and accounted for approximately $64,842 of interest income during the three months ended June 30, 2008 compared to $360 during the same period ended June 30, 2007. We do not anticipate making any more mortgage loans.
The remainder of the interest in 2008 is from cash equivalents which decreased to $33,000 in 2008 from $88,000 in 2007. The average balance of cash equivalents held during the three months of 2008 was approximately $3,300,000 compared to $5,900,000 during the same period in 2007 and the rates earned on short term investments of cash decreased from a range of 3-4% in 2007 to 1-2% in 2008. The cash equivalent balance fluctuates depending on the closing dates of acquisitions that are hard to anticipate. Due to the low rates on short term investments we have arranged a line of credit in connection with the acquisition of the office building complex in Colorado Springs, Colorado of $6,597,500 at a fixed rate of 6.25%. We expect to reduce this loan with excess cash and increase the loan as we close additional acquisitions thereby increasing the yield on excess cash in the future.

Rental Operating Expenses
Rental operating expense from continuing operations was $635,454 for the three months ended June 30, 2008 versus $338,170 for same period in 2007, an increase of $297,284, or 88%. The increase in operating expense in 2008 compared to 2007 is attributable primarily to the same reasons that rental revenue increased. However, the operating expense as a percentage rental income was 50% for 2008 versus 47% in 2007. The increase in number of properties and diversification of type of properties has resulted in the higher operating expense percentage. In particular the operating expenses of the self storage properties added in 2008 averaged approximately 56% due to the increased administrative demands of such properties compared to office or retail properties. Rental operating expenses are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2007 for an entire period and future acquisitions or real estate assets.
Interest Expense
Interest expense increased by $48,153 or 21% during the three months ended June 30, 2008 compared to the same period in 2007 due to the higher average outstanding borrowings. During the three months ended June 30, 2008, the average mortgage loans on three of the properties was $17.9 million compare to $14.5 million on the two properties during the three months ended June 30, 2007. We anticipate interest expense to increase as a result of the increase in loan balance during 2007 for an entire year 2008 and the interest expense on future acquisitions. In addition, we will borrow funds to acquire both of the properties we currently have under contract.
The following is a summary of our interest expense on loans, including the interest and amortization of deferred financing costs reported in the discontinued operations on the statement of operations for the three months ended June 30,:

	2008	2007

Interest on the Garden Gateway property	$57,517	$58,479
Interest on the Executive Office Plaza property	164,005	166,961
Interest on the Palm Self-Storage property	47,807	—
Amortization of deferred financing costs	4,977	713

Interest Expense	$274,306	$226,153

At June 30, 2008, the weighted average interest rate on our mortgage loans of $17,853,578 was 6.01%
General and Administrative Expenses
General and administrative expenses increased by approximately $183,932 to $325,157 during the three months ended June 30, 2008 compared to $141,225 during the same period in 2007. In 2008, general and administrative expenses as a percentage of total revenue were 25.6% as compared to 19.7% in 2007. In comparing our general and administrative expenses with other REITs one should take into consideration that we are a self administered REIT and, therefore, these expenses are usually higher. Accordingly, all of our expenses related to acquisitions, due diligence performed by our officers and employees is charged as general and administrative expense as incurred rather than being capitalized as part of the cost of real property acquired. The increase in general and administrative expenses during 2008 and 2007 was primarily due to the increase in our capital, the size of our real estate portfolio and the requirement that the Company register with the Securities and Exchange Commission (“SEC”). The primary increase was in employee costs and professional fees related to the registration. During the three months in 2008 employee and director compensation was approximately $163,000 compared to $73,000 during the same period in 2007. The number of full-time administrative employees at June 30, 2008 and 2007 was 8 and 6, respectively. We anticipate an increase in staff and compensation costs as our capital and portfolio continue to increase; however, we anticipate that these costs as a percentage of total revenue will decline. Approximately $89,000 of the increase was due to the cost of the 2007 audit and the need to re-audit 2006 to meet the filing requirements of the SEC and the cost of engaging a Sarbane Oxley consulting firm to perform a risk assessment and analysis of the Company’s internal control in order to meet the requirements of a company registered under the Securities and Exchange Act of 1934 (the “1934 Act”). Approximately $20,000 of the increase was due to legal expenses in connection with the filing or the registration statement and other reports with the SEC. We expect these expenses to decrease due to the one time charge for re-audit of 2006, and the original risk assessment however the audit fee will increase as we add more properties.

Net Income (Loss) Available to Common Stockholders
Net loss available to common stockholders was $199,911 during the three months ended June 30, 2008, as compared to a loss of $17,388 during the same period in 2007. The increase in the loss is primarily related to the increase in general and administrative expenses. The general and administrative expenses will not increase to the same degree and we estimate that the addition of the property acquired subsequent to June 30 and the properties under contract will make up the deficit.
Comparison of six months ended June 30, 2008 to six months ended June 30, 2007

	Six Months Ended
	June 30,		Dollar	Percentage
	2008	2007	Change	Change
Net operating income, as defined
Office Properties	$568,740	$446,476	$122,264	27.4%
Retail Properties	372,272	26,077	346,195	1327.6%
Residential Property	38,232	48,157	(9,925)	(20.6%)
Self Storage Properties	272,315	—	272,315	100.0%
Mortgage Receivable	124,145	7,292	116,853	1602.5%

Total Portfolio	$1,375,704	$528,002	$847,702	160.5%

Reconciliation of Net Income (Loss) Available for Common Stockholders:
Net operating income, as defined for reportable segments	$1,375,704	$528,002	$847,702	160.5%
Other expenses:
General and administrative expenses	(581,869)	(315,949)	265,920	84.2%
Interest expenses	(569,852)	(314,769)	255,083	81.0%
Depreciation and amortization	(607,328)	(232,637)	374,691	161.1%
Gain on sale of real estate	605,539	9,775	595,764	6094.8%
Total other income	38,034	137,747	(99,713)	(72.4%)

Income (loss) from continuing operations before minority interests	260,228	(187,831)	448,059	315.1%
Income (loss) from discontinued operations	—	131,539	(131,359)	(100.0%)

Net income (loss)	260,228	(56,292)	316,520	562.3%
Preferred dividends	(43,925)	(42,350)	1,575	(3.7%)

Net income (loss) available for common stockholders	$216,303	$(98,642)	$314,945	319.3%

Revenues
Rental revenue from continuing operations for the six months ended June 30, 2008 was $2,534,947 versus $1,075,197 for same period in 2007, an increase of $1,459,750, or 136%. The increase in rental revenue in 2008 compared to 2007 is primarily attributable to:
•	The four properties acquired by NetREIT in 2007, which generated $1,165,349 of rent revenue during the six months ended June 30, 2008.
•	The Havana/Parker Complex acquired in March 2007 which generated $826,393 in 2008 compared to $481,454 in 2007, an increase of $344,939.
•
Same property rents generated during the six months of 2008 and 2007 decreased by $51,248 or 9% primarily due to a decrease in occupancy of the Garden Gateway Plaza. The decrease resulted basically from one large tenant that ceased business.

Rental revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during late 2007 for an entire year, the July 9th acquisition of the Havana/Parker Complex and the pending acquisitions of real estate assets. Four of the properties acquired in 2007 were purchased in the third and fourth quarters of 2007. On annualized basis the rental revenues of these four properties will increase revenues by approximately $1,100,000 during the third and fourth quarters of 2008.
Interest income from mortgage loans was a new activity during the six months in 2007 and accounted for approximately $124,145 of interest income during the six months ended June 30, 2008 compared to $2,116 during the same period ended June 30, 2007. We do not anticipate making any more mortgage loans.
The remainder of the interest income in 2008 is from cash equivalents which decreased to $48.3 thousand in 2008 compared to $137.6 thousand in 2007. The average balance of cash equivalents held during the six months of 2008 was approximately $5.4 million compared to $6.7 million during the same period in 2007 and the rates earned on short term investments of cash decreased from approximately 4% in 2007 to 2% in 2008. The cash equivalent balance fluctuates depending on the closing dates of acquisitions that are hard to anticipate. Due to the low rates on short term investments we have arranged a line of credit in connection with the acquisition of the Havana/Parker Complex of $6,597,500 at a fixed rate of 6.25%. We expect to reduce this loan with excess cash and increase the loan as we close additional acquisitions thereby increasing the yield on excess cash in the future.
Rental Operating Expenses
Rental operating expense from continuing operations was $1,283,388 for the six months ended June 30, 2008 compared to $554,487 for same period in 2007, an increase of $728,901, or 131.5%. The increase in operating expense in 2008 compared to 2007 is primarily attributable to the same reasons that rental revenue increased. However, the operating expense as a percentage rental income was 50.6% for 2008 versus 51.6% in 2007. The increase in number of properties and diversification of type of properties has resulted in the higher operating expense percentage. In particular the operating expenses of the self storage properties added in 2008 averaged approximately 56% due to the increased administrative demands of such properties compared to office or retail properties. Rental operating expenses are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2007 for an entire period and future acquisitions or real estate assets.
Interest Expense
Interest and financing expense increased by $255,083 or 81% during the six months ended June 30, 2008 compared to the same period in 2007 due to the higher average outstanding borrowings and an increase in the effective rate including amortization of financing costs by .5%. During the six months ended June 30, 2008, the average mortgage loans on three of the properties was approximately $17.9 million while during the six months ended June 30, 2007, the average mortgage loans on two properties was $10.9, an increase of 64%. We anticipate interest expense to increase as a result of the increase in loan balance during 2007 for an entire year 2008 and the interest expense on future acquisitions.

The following is a summary of our interest expense on loans, including the interest and amortization of deferred financing costs reported in the discontinued operations on the statement of operations for the six months ended June 30, 2008 and 2007.

	2008	2007

Interest on the Garden Gateway Plaza property	$115,285	$118,516
Interest on the Havana/Parker Complex property	328,767	194,828
Interest on the Palm Self-Storage property	96,055	—
Interest on the Joshua’s Self-Storage property	9,543	—
Amortization of deferred financing costs	20,202	1,425

Interest Expense	$569,852	$314,769

At June 30, 2008, the weighted average interest rate on our mortgage loans of $17,853,578 was 6.01%
General and Administrative Expenses
General and administrative expenses increased by approximately $265,920 to $581,869 during the six months ended June 30, 2008 compared to $315,949 during the same period in 2007. In 2008, general and administrative expenses as a percentage of total revenue were 23% as compared to 29% in 2007. In comparing our general and administrative expenses with other REITs one should take into consideration that we are a self administered REIT and, therefore, these expenses are usually higher. Accordingly, all of our expenses related to acquisitions, due diligence performed by our officers and employees is charged as general and administrative expense as incurred rather than being capitalized as part of the cost of real acquired. The increase in general and administrative expenses during 2008 and 2007 was primarily due to the increase in our capital, the size of our real estate portfolio and the requirement to become registered under the 1934 Act. The primary increase was in employee costs and professional fees. During the six months in 2008, employee and director compensation was approximately $317,000 compared to $201,000 during the same period in 2007. The number of full-time employees at June 30, 2008 and 2007 was 8 and 6, respectively. We anticipate an increase in staff and compensation costs as our capital and portfolio continue to increase, however, we anticipate that these costs as a percentage of total revenue will decline. Approximately $130,000 of the increase was due to SEC filing expenses, the audit expense for the 2007 audit and the need to re-audit 2006 to meet the SEC requirements and the expense of hiring a Sarbane Oxley consulting firm to advise us on risk assessment and analysis of the company’s internal control in order to meet the requirements of a 1934 Act registered company. Approximately $28,000 of the increase was due to legal expense in connection with filing the registration and other reports with the SEC. We expect these expenses to decrease due to the one time charge for re-audit of 2006 and the original risk assessment and the first time filing expense portion of the SEC filings, however the audit fee will increase as we add more properties.
Net Income (Loss) Available to Common Stockholders
Net income available to common stockholders was $216,303 during the six months ended June 30, 2008, as compared to a loss of $98,642 during the same period in 2007. The net income in 2008 included a gain on sale of real estate that if excluded there would have been a loss of $389,236. The net loss in 2007 include income from discontinued operation that if excluded there would have been a loss of $230,181. The increase in the loss during a time that revenue from properties increased is due to the increase in general and administrative expenses. We do not expect the general and administrative expenses to increase to the same degree and we estimate that the addition of the property acquired subsequent to June 30 and the properties under contract will make up the deficit.
Non-GAAP Supplemental Financial Measure: Interest Coverage Ratio
Our interest coverage ratio for 2008 was 1.53 times and for 2007 was 2.62 times. Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded to discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculations of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities on our statements of cash flows to our interest coverage amount for the six months ended June 30, 2008 and 2007.

	2008	2007

Net cash provided by operating activities	$117,774	$11,721
Interest and amortized financing expense	569,852	314,769
Changes in operating assets and liabilities:
Receivables and other assets	149,362	347,116
Accounts payable, accrued expenses and other liabilities	5,119	147,449

Interest coverage amount	$842,107	821,055

Divided by interest expense	$549,650	$313,344

Interest coverage ratio	1.53	2.62

Interest expense includes interest expense recorded to “income from discontinued operations” in our statements of operations.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
At June 30, 2008, we had approximately $10.2 million in cash and cash equivalents compared to $4.9 million at December 31, 2007. We used approximately $3.3 million on July 9, 2008 to close the purchase of the office complex in Colorado Springs, Colorado and will need approximately $3 million to close the Waterman Plaza and Escondido Office Building properties. We expect to obtain additional mortgages collateralized by some or all of our real property in the future. We expect the funds from operations; additional mortgages and securities offerings will provide us with sufficient capital to make additional investments and to fund our continuing operations for the foreseeable future. We also anticipate issuing additional equity securities in order to obtain additional capital.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2008 was approximately $49,000, which consisted of net proceeds of approximately $1.0 million from the sale of 54.9% interest in the Casa Grande Apartments offset primarily by $0.3 million of funds spent on capital improvements to newly acquired properties and $0.8 million for deposits on potential acquisitions as compared to net cash used in investing activities during the six months ended June 30, 2007 of approximately $16 million which consisted primarily of the purchase of the Havana/Parker Complex of $15 million.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2008 was approximately $5.3 million, which primarily consisted of $10.4 million net proceeds from issuance of common stock offset by $4.6 million of principal repayments of the mortgage on the Hesperia property and other mortgage payments and dividend payments of approximately $0.6 million. Net cash provided by financing activities for the six months ended June 30, 2007 was approximately $19.1 million, which consisted of the proceeds received from the long-term financing of the Colorado Springs property totaling $11 million, the net proceeds from the offering of common stock and preferred stock of approximately $8.5 million partially offset by dividend payments of approximately $.4 million.
Operating Activities
Net cash provided by operating activities in 2008 was approximately $118,000 primarily as a result of net income before depreciation expense of $868,000, less the gain on sale of a 45.18% interest in the Casa Grande Apartments for approximately $606,000.

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
Contractual Obligations
The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and interest payments on our fixed-rate debt at June 30, 2008 and provides information about the minimum commitments due in connection with our ground lease obligation and purchase commitment at June 30, 2008. Our secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principle balance of such debt becoming immediately due and payable. We were in compliance with all our debt covenants and restrictions at June 30, 2008.

	Payment Due by Period
	Less than			More than
	1 Year	1 – 3 years	3 – 5 Years	5 Years
	(2008)	(2009-2010)	(2011-2012)	(After 2011)	Total
Principal payments—secured debt	$201,113	$867,723	$3,884,223	$12,900,519	$17,853,578
Interest payments—fixed-rate debt	535,867	2,080,199	1,826,661	1,489,367	5,932,094
Ground lease obligation (1)	10,020	40,080	41,194	1,159,114	1,250,408
Purchase commitments (2)	22,350,000	—	—	—	22,350,000

Total	$23,097,000	$2,988,002	$5,752,078	$15,549,000	$47,386,080

(1)	Lease obligations represent the ground lease payments due on our World Plaza Center property. The lease expires in 2062.

(2)
Purchase commitments represent three properties that we have contracts to purchase. We anticipate using approximately $6.5 million of our cash and cash equivalent balances and proceeds from mortgage loans for the remainder of the purchase price.

Capital Commitments
We currently project that we could spend an additional $500,000 to $800,000 in capital improvements, tenant improvements, and leasing costs for properties within our stabilized portfolio during the next twelve months, depending on leasing activity. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties, the term of the leases, the type of leases, the involvement of external leasing agents and overall market conditions. We have impounds with lending institutions of $500,000, included in Restricted Cash in the accompanying condensed consolidated balance sheet, reserved for these tenant improvement, capital expenditures and leasing costs.

Other Liquidity Needs
We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to continue to make, but have not contractually bound ourselves to make, regular quarterly distributions to common stockholders and preferred stockholders from cash flow from operating activities. All such distributions are at the discretion of our Board. We may be required to use borrowings, if necessary, to meet REIT distribution requirements and maintain our REIT status. We have historically distributed amounts in excess of the taxable income resulting in a return of capital to our stockholders, and currently have the ability to not increase our distributions to meet our REIT requirement for 2008. We consider market factors and our historical and anticipated performance in addition to REIT requirements in determining our distribution levels. On April 30 and July 31, 2008, we paid a regular quarterly cash dividends to stockholders of $0.147 and $0.14775 per common share, a total of $1,325,521 of which $683,132 was reinvested. This dividend is equivalent to an annual rate of $0.588 per share. In addition, on April 10 and July 10, 2008 we paid the quarterly distributions to our Series AA Preferred stockholders of $43,926 of which $6,400 was reinvested.
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
Off-Balance Sheet Arrangements
As of June 30, 2008, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.
Capital Expenditures, Tenant Improvements and Leasing Costs
Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to be made to the properties. We anticipate spending more on gross capital expenditures during 2008 compared to 2007 due to rising construction costs and the anticipated increase in asset purchases in 2008, however, we do not anticipate any significant capital expenditures.
Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.
Non-GAAP Supplemental Financial Measure: Funds From Operations (“FFO”)
Management believes that FFO is a useful supplemental measure of our operating performance. We define FFO as net income or loss available to common stockholders computed in accordance with accounting principles generally accepted in the United States (“GAAP”), plus depreciation and amortization of real estate assets (excluding amortization of deferred financing costs and depreciation of non-real estate assets) reduced by gains and losses from sales of depreciable operating property if the proceeds are available for distribution to shareholders and extraordinary items, as defined by GAAP. Other REITs may use different methodologies for calculating FFO, and accordingly, our FFO may not be comparable to other REITs.
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

The following table presents our Funds Operations, for the three and six months ended June 30, 2008 and 2007:

	Three months ended		Six months ended
	June 30		June 30,
	2008	2007	2008	2007
Net income (loss)	$(177,948)	$3,787	$260,228	$(56,292)
Adjustments:
Preferred stock dividends	(21,963)	(21,175)	(43,925)	(42,350)
Depreciation and amortization of real estate	302,675	180,582	607,328	277,455
Amortization of finance charges	4,976	713	20,202	1,425

Funds From Operations	$107,740	$163,907	$843,833	$180,238

Inflation
Since the majority of our leases require tenants to pay most operating expenses, including real estate taxes, utilities, insurance, and increases in common area maintenance expenses, we do not believe our exposure to increases in costs and operating expenses resulting from inflation would be material.
Recent Issued Accounting Standards. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value under GAAP. The key changes to current practice are (1) the definition of fair value, which focuses on an exit price rather than an entry price; (2) the methods used to measure fair value, such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions, and credit standing and (3) the expanded disclosures about fair value measurements, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 has not had a significant impact on the Company’s financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurements attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 has not had a significant impact on the Company’s financial position as a result of operations. The Company did not elect to apply the fair value option to any specific assets or liabilities.
In November 2007, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-06, “Accounting for Sale of Real Estate Subject to the Requirements of SFAS 66 When the Agreement Includes a Buy-Sell Clause” (“EITF 07-06”). A buy-sell clause is a contractual term that gives both investors of a jointly-owned entity the ability to offer to buy the other investor’s interest. EITF 07-06 applies to sales of real estate to an entity if the entity is both partially owned by the seller of the real estate and subject to an arrangement between the seller and the other investor containing a buy-sell clause. The EITF concluded the existence of a buy-sell clause does not represent a prohibited form of continuing involvement that would preclude partial sale and profit recognition pursuant to SFAS 66. The EITF cautioned the buy-sell clause could represent such a prohibition if the terms of the buy-sell clause and other facts and circumstances of the arrangement suggest:
•	the buyer cannot act independently of the seller or
•	the seller is economically compelled or contractually required to reacquire the other investor’s interest in the jointly owned entity.

The adoption of EITF 07-06 did not have a significant impact on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition dater. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact that SFAS 141R will have on its future financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidating Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, SFAS 160 provides reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company does not believe the adoption of SFAS 160 will have a significant impact on the Company’s financial position or results of operations.
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
See notes to the accompanying Condensed Consolidated Financial Statements for a Schedule of the Segment Reconciliation to Net Income Available to Common Stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4T. Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that suck information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2008, the end of the period covered by this report.
Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.
There have been no significant changes that occurred during the quarter covered by this report in our internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings. - None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended June 30, 2008, the Company sold 721,654 shares of its common stock for an aggregate of $7,216,540. These shares were sold at a price of $10.00 per share in a private placement offering to a total of 183 accredited investors. Each issuee purchased their shares for investment and the shares are subject to appropriate transfer restrictions. The offering was made by the Company through selected FINRA member broker-dealer firms. The sales were made in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws contained in Section 4(2) of the Act and Rule 506 promulgated thereunder.
During the three months ended June 30, 2008, the Company also sold 40,346 shares of its common stock to certain of its existing shareholders under its dividend reinvestment plan. The shares were sold directly by the Company without underwriters to a total of 137 persons participating in the plan. The Company sold these shares in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. Each issuee purchased the shares for investment and the shares are subject to appropriate transfer restrictions.
During the three months ended June 30, 2008, the Company issued 834 shares at an average exercise price of $7.20 upon the exercise of options by one employee.
During the three months ended June 30, 2008, the Company issued 485 shares at an average exercise price of $9.34 upon the exercise of its broker warrants to three persons.
All shares issued in these offerings were sold for cash consideration. The Company used the net proceeds it received for the sale of these shares to acquire and/or maintain its real estate investments.
Item 3. Defaults Upon Senior Securities. — None
Item 4. Submission of Matters to a Vote of Security Holders.
At the annual meeting of our stockholders on July 25, 2008, our stockholders elected Messrs. Jack K. Heilbron, Bruce Staller, Sumner J. Rollings, Thomas E. Schwartz, Larry G. Dubose, David Bruen and Kenneth W. Elsberry as the directors of the Registrant for a term from the date of the meeting until the next regular or annual meeting of the shareholders at which election of directors is an agenda item and until his successor is duly elected and shall qualify(2,495,889 votes for and 48,095 votes withheld). The stockholders also voted to ratify the selection of JH Cohn LLP, as the Company’s independent registered public accounting firm for the year ending December 31, 2008 (2,428,596 voted for; 11,223 voted against; and 101,994 abstained from voting).
Item 5. Other Information. – None
Item 6. Exhibits.

Exhibit
Number	Description
3.1	Articles of Incorporation filed January 28, 1999 (1)

3.2	Certificate of Determination of Series AA Preferred Stock filed April 4, 2005 (1)

3.3	Bylaws of NetREIT (1)

3.4	Audit Committee Charter (1)

3.5	Compensation and Benefits Committee Charter (1)

3.6	Nominating and Corporate Governance Committee Charter (1)

3.7	Principles of Corporate Governance of NetREIT (1)

4.1	Form of Common Stock Certificate (1)

Exhibit
Number	Description
4.2	Form of Series AA Preferred Stock Certificate (1)

10.1	1999 Flexible Incentive Plan (1)

10.2	NetREIT Dividend Reinvestment Plan (1)

10.3	Form of Property Management Agreement (1)

10.4	Option Agreement to acquire CHG Properties (1)

(1)	Previously filed as an exhibit to the Form 10 for the year ended December 31, 2007.

31.1*
Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

31.2*
Certification of the Company’s Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.1*
Certification of the Company’s Chief Executive Officer (Principal Executive Officer) and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2008	NetREIT
	By:	/s/ Jack K. Heilbron
		Name:	Jack K. Heilbron
		Title:	Chief Executive Officer

	By:	/s/ Kenneth W. Elsberry
		Name:	Kenneth W. Elsberry
		Title:	Chief Financial Officer