Form 10QSB/A
period 2008-03-31
NETREIT
filed 2008-09-05
CIK 1080657

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number: 001-34049
NetREIT
(Exact name of small business issuer as specified in its charter)

California	33-0841255
(State or other jurisdiction of Incorporation or organization	(I.R.S. employer Identification number)

365 S. Rancho Santa Fe Road, Suite 300 San Marcos, California	92078
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (760) 471-8536
Not Applicable
(Former name, former address and former
fiscal year, if changed since last report)
Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,648,899 shares of Series A common stock, no par value, outstanding as of May 12, 2008.
Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

NETREIT
- INDEX -

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NetREIT
Condensed Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS
Real estate assets, at cost	$45,557,597	$45,910,897
Less accumulated depreciation	(1,032,751)	(902,569)

Real estate assets, net	44,524,846	45,008,328
Mortgages receivable and interest	1,947,162	1,888,555
Cash and cash equivalents	4,817,720	4,880,659
Restricted cash	624,085	697,894
Short-term investments	67,333	33,129
Tenant receivables	63,825	42,636
Due from related party	124,271	118,447
Deferred rent receivable	138,717	112,268
Deferred stock issuance costs	205,861	179,462
Other assets, net	880,542	455,000

TOTAL ASSETS	$53,394,362	$53,416,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$17,951,624	$22,420,316
Accounts payable and accrued liabilities	860,144	844,549
Dividends payable	326,442	296,790
Tenant security deposits	255,233	272,681

Total liabilities	19,393,443	23,834,336

Commitments and contingencies

Stockholders’ equity:
Undesignated preferred stock, no par value, shares authorized: 8,995,000, no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Series A preferred stock, no par value, shares authorized: 5,000, no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Convertible series AA preferred stock, no par value, $25 liquidating preference, shares authorized: 1,000,000; 50,200 shares issued and outstanding at March 31, 2008 and December 31, 2007, liquidating value of $1,255,000	1,028,916	1,028,916
Common stock series A, no par value, shares authorized: 100,000,000; 4,388,969 and 3,835,958 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	35,917,546	31,299,331
Common stock series B, no par value, shares authorized: 1,000, no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Additional paid-in capital	433,204	433,204
Dividends paid in excess of accumulated earnings	(3,378,747)	(3,179,409)

Total stockholders’ equity	34,000,919	29,582,042

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,394,362	$53,416,378

See notes to unaudited condensed financial statements.

NetREIT
Condensed Statement of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007

Rental income	$1,264,609	$358,716

Costs and expenses:
Interest	295,547	88,616
Rental operating costs	647,933	216,317
General and administrative	256,711	174,724
Depreciation and amortization	304,652	74,507

Total costs and expenses	1,504,843	554,164

Other income (expense):
Interest income	74,462	51,209
Gain on sale of real estate	605,539
Other income (expense)	(1,590)	13,430

Total other income	678,411	64,639

Income (loss) from continuing operations	438,177	(130,809)

Discontinued operations:
Income from discontinued operations	—	70,730

Net income (loss)	438,177	(60,079)

Preferred stock dividends	(21,963)	(21,175)

Net income (loss) available to common stockholders	$416,214	$(81,254)

Income (loss) available to common stockholders — basic and diluted:
Income (loss) from continuing operations	$0.10	$(0.08)
Income from discontinued operations		0.04

Income (loss) per common share	$0.10	$(0.04)

Weighted average number of common shares outstanding — basic and diluted	4,006,233	1,858,640

Weighted average number of common shares outstanding — diluted	4,113,076	1,858,640

See notes to unaudited condensed financial statements.

NetREIT
Condensed Statement of Stockholders’ Equity
Three months ended March 31, 2008
(Unaudited)

						Dividends Paid
	Series AA				Additional	in Excess of
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2007	50,200	$1,028,916	3,835,958	$31,299,331	$433,204	$(3,179,409)	$29,582,042
Sale of common stock at $10 per share			508,456	5,084,562			5,084,562
Stock issuance costs				(835,255)			(835,255)
Redemption of common stock			(2,217)	(21,741)			(21,741)
Exercise of stock options			14,024	79,576			79,576
Dividends reinvested on restricted stock			589	5,597		(5,597)
Net income						438,177	438,177
Dividends declared			32,159	305,476		(631,918)	(326,442)

Balance, March 31, 2008	50,200	$1,028,916	4,388,969	$35,917,546	$433,204	$(3,378,747)	$34,000,919

See notes to unaudited condensed financial statements.

NetREIT
Condensed Statement of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007

Cash flows from operating activities:
Net income (loss)	$438,177	$(60,079)
Adjustments to reconcile net income (loss) to net cash used in operating activities (including discontinued operations):
Depreciation and amortization	304,652	96,873
Gain on sale of real estate	(605,539)
Changes in operating assets and liabilities:
Deferred rent receivable	(26,449)	(12,654)
Tenant receivables	(21,189)	(4,000)
Other assets	(445,867)	(290,857)
Accounts payable and accrued liabilities	15,595	(101,031)
Due from related party	(5,824)	(22,138)
Tenant security deposits	(17,448)	161,842

Net cash (used in) operating activities	(363,892)	(232,044)

Cash flows from investing activities:
Real estate investments	(223,389)	(15,170,032)
Net proceeds received from sale of real estate	1,028,083
Issuance of mortgages receivable	(58,607)	(111,518)
Restricted cash	73,809	(411,673)
Net proceeds received on (purchases of) short-term investments	(34,204)	31,692

Net cash provided by (used in) investing activities	785,692	(15,661,531)

Cash flows from financing activities:
Proceeds from mortgage notes payable		11,000,000
Repayment of mortgage notes payable	(4,468,692)	(12,953)
Net proceeds from issuance of common stock	4,249,307	4,013,001
Redemption of common stock	(21,741)	(38,044)
Exercise of stock options	79,576
Deferred stock issuance costs	(26,399)	28,701
Dividends paid	(296,790)	(163,217)

Net cash provided by (used in) financing activities	(484,739)	14,827,488

Net decrease in cash and cash equivalents	(62,939)	(1,066,087)

Cash and cash equivalents:
Beginning of period	4,880,659	5,783,283

End of period	$4,817,720	$4,717,196

Supplemental disclosure of cash flow information:
Interest paid	$305,040	$65,971

Non cash financing activities:
Reinvestment of cash dividend	$5,597	$76,841

Accrual of dividends payable	$326,442	$204,186

See notes to unaudited condensed financial statements.

Notes to Condensed Financial Statements
1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization. NetREIT ( the “Company”) was formed and incorporated in the State of California on January 28, 1999 for the purpose of engaging in the business of investing in income-producing real estate properties. The Company, which qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, (the “Code”) commenced operations upon the completion of its private placement offering in 1999.

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

Property Acquisitions. The Company accounts for its acquisitions of real estate in accordance with Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations"(“SFAS 141”) which requires the purchase price of acquired properties be allocated between the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and tenant relationships, based in each case on their fair values.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement of No. 109” (“FIN 48”). FIN 48 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return, and provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective for the fiscal year beginning January 1, 2007, and the adoption had no impact on the Company’s results of operations.

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

Earnings (Loss) Per Common Share. Basic earnings (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Diluted earnings (loss) per common share (“Diluted EPS”) is similar to the computation of Basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt and dividends on convertible preferred stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net earnings per share. As a result of the net loss for the three months ended March 31, 2007, 11,544 shares from share-based compensation, and 101,365 shares from convertible preferred and warrant shares are anti-dilutive and are not considered in computing net loss per share.

The following is a reconciliation of the denominator of the basic earnings per common share computation to the denominator of the diluted earnings per common share computations, for the three months ended March 31, 2008 and 2007:

	2008	2007
Weighted average shares used for Basic EPS	4,006,233	1,858,640
Incremental shares from share-based compensation	5,478	—
Incremental shares from convertible preferred and warrants	101,365	—

Adjusted weighted average shares used for diluted EPS	4,113,076	1,858,640

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

A summary of the eight properties held by the Company as of March 31, 2008 is a follows:

				Real estate
				assets, net
Date Acquired	Location	Square Footage	Property Description	(in thousands)
November 1999	Cheyenne, Wyoming	39 units	Residential	$345.0
June 2006	Aurora, Colorado	114,000	Office	6,164.0
September 2006	Escondido, California	3,000	Retail	700.8
March 2007	Colorado Springs, Colorado	115,052	Office	14,687.7
September 2007	San Bernardino, California	55,096	Retail	7,683.2
October 2007	Denver, Colorado	5,983	Retail	2,165.5
November 2007	Highland, California	60,508	Self Storage	4,813.5
December 2007	Hesperia, California	149,650	Self Storage	7,965.1

	Total real estate assets, net			$44,524.8

The following table sets forth the components of the Company’s investments in real estate:

	March 31,	December 31,
	2007	2007
Land	$8,546,782	$8,599,505
Buildings and other	36,618,726	36,965,722
Tenant improvements	392,089	345,670

	45,557,597	45,910,897
Less accumulated depreciation	(1,032,751)	(902,569)

Real estate assets net	$44,524,846	$45,008,328

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

Share-Based Incentive Plan. An incentive award plan has been established for the purpose of attracting and retaining officers, key employees and non-employee board members. The Compensation Committee of the Board of Directors adopted a Restricted Stock plan (the “Restricted Stock”) in December 2006 and granted nonvested shares of restricted common stock on January 1, 2007 and 2008. The nonvested shares have voting rights and are eligible for and dividends paid to common shares. The share awards vest in equal annual installments over the three or five year period from date of issuance. The Company recognized compensation cost for these fixed awards over the service vesting period, which represents the requisite serve period, using the straight-line attribution expense method.

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

	Three months ended March 31,
	2008	2007
Office Properties:
Rental income	$612,674	$291,741
Property and related expenses	355,847	185,901

Net operating income, as defined	256,827	105,840

Residential Properties:
Rental income	59,787	53,460
Property and related expenses	33,211	30,416

Net operating income, as defined	26,576	23,044

Retail Properties:
Rental income	294,166	13,515
Property and related expenses	97,768	—

Net operating income, as defined	196,398	13,515

Self Storage Properties:
Rental income	297,980	—
Property and related expenses	161,107	—

Net operating income, as defined	136,873	—

Mortgage loan activity:
Interest income	59,303	359

Reconciliation to Net Income (Loss) Available to Common Stockholders:
Total net operating income, as defined, for reportable segments	675,977	142,758
Unallocated other income:
Gain on sale of real estate	605,539
Total other income	13,571	64,280
Unallocated other expenses:
General and administrative expenses	256,711	174,724
Interest expense	295,547	88,616
Depreciation and amortization	304,652	74,507

Income (loss) from continuing operations	438,177	(130,809)
Income from discontinued operations	—	70,730

Net income (loss)	438,177	(60,079)
Preferred dividends	(21,963)	(21,175)

Net income (loss) available for common stockholders	$416,214	$(81,254)

	March 31,	December 31,
	2008	2007
Assets:
Office Properties:
Land, buildings and improvements, net	$20,851,643	$20,898,328
Total assets(1)	21,896,403	22,010,773

Residential Property:
Land, buildings and improvements, net	345,004	777,569
Total assets(1)	345,389	777,773

Retail Properties:
Land, buildings and improvements, net	10,549,515	10,492,918
Total assets(1)	11,040,461	10,557,661

Self Storage Properties:
Land, buildings and improvements, net	12,778,683	12,839,513
Total assets(1)	12,795,952	12,854,778

Mortgage loan activity:
Mortgage receivable and accrued interest	1,947,162	1,888,555
Total assets	1,947,162	1,888,555

Reconciliation to Total Assets:
Total assets for reportable segments	48,025,367	48,089,540
Other unallocated assets:
Cash and cash equivalents	4,817,720	4,880,659
Other assets, net	551,275	446,179

Total Assets	$53,394,362	$53,416,378

(1)	Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	March 31,	March 31,
	2008	2007
Capital Expenditures:(1)
Office Properties:
Acquisition of operating properties	—	$15,002,561
Capital expenditures and tenant improvements	$92,859	150,697

Residential Property:
Capital expenditures and tenant improvements	—	16,774

Retail Properties:
Acquisition of operating properties	—	—
Capital expenditures and tenant improvements	124,269	—

Self Storage Properties:
Acquisition of operating properties	—	—
Capital expenditures and tenant improvements	6,261	—

Mortgage loan activity:
Loans originated	58,607	111,518

Total Reportable Segments:
Acquisition of operating properties	—	15,002,561
Capital expenditures and tenant improvements	223,389	167,471
Loan origination	58,607	111,518

(1)	Total capital expenditures are equal to the same amounts disclosed for total reportable segments.
9.	SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis and Plan of Operation.
The following discussion relates to our financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis and Plan of Operation” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to materially differ from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based our current expectations, actual results could vary from expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the timing and strength of national and regional economic growth, the strength of commercial and residential markets, competitive market conditions, fluctuations in availability and cost of construction materials and labor resulting from the effects of worldwide demand, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and an investment in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information.
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
Property Acquisitions. The Company accounts for its acquisitions of real estate in accordance with Statement of Financial Standards (“SFAS”) No.141, “Business Combinations” which requires the purchase price of acquired properties be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs and the value of tenant relationships, based in each case on their fair values.

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
Revenues
Rental revenue from continuing operations for the three months ended March 31, 2008 was $1,264,609 versus $358,716 for same period in 2007, an increase of $905,893, or 253%. The increase in rental revenue in 2008 compared to 2007 is primarily attributable to:
•	The four properties acquired by NetREIT in 2007, which generated $578,600 of rent revenue during the three months ended March 31, 2008.

•	The one property acquired in March 2007 which generated $413,100 in 2008 compared to $47,100 in 2007, an increase of $366,000.

•	Same property rents generated on two properties during the three months of 2008 and 2007 decreased by $38,700.
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
The following is a reconciliation of net cash used in operating activities on our statements of cash flows to our interest coverage amount:

	2008	2007
Net cash used in operating activities	$(363,891)	$(232,044)
Interest and amortized financing expense	295,547	88,616
Interest expense included in discontinued operations	—	—
Changes in operating assets and liabilities:
Receivables and other assets	493,504	307,511
Accounts payable, accrued expenses and other liabilities	(7,677)	38,673

Interest coverage amount	$417,483	202,756

Divided by interest expense	$280,321	$87,904

Interest coverage ratio	1.49	2.31

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

	Payment Due by
	Period			More than
	Less than 1	1-3 years	3-5 Years	5 Years
	Year (2008)	(2009-2010)	(2011-2012)	(After 2011)	Total
Principal payments—secured debt	$299,159	$867,723	$975,608	$15,809,134	$17,951,624
Interest payments—fixed-rate debt	782,071	2,080,199	1,972,311	1,489,366	6,323,947
Ground lease obligation (1)	15,030	40,080	41,194	1,159,114	1,255,418
Purchase commitments (2)	17,150,000	—	—	—	17,150,000

Total	$18,246,260	$2,988,002	$2,989,113	$18,457,614	$42,680,989

(1)	Lease obligations represent the ground lease payments due on our San Bernardino, California property. The lease expires in 2062.

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

	Quarter ended March 31,
	2008	2007
Office Properties:
Rental income	$612,674	$291,741
Property and related expenses	355,847	185,901

Net operating income, as defined	256,827	105,840

Residential Properties:
Rental income	59,787	53,460
Property and related expenses	33,211	30,416

Net operating income, as defined	26,576	23,044

Retail Properties:
Rental income	294,166	13,515
Property and related expenses	97,768	—

Net operating income, as defined	196,398	13,515

Self Storage Properties:
Rental income	297,980	—
Property and related expenses	161,107	—

Net operating income, as defined	136,873	—

Mortgage loan activity:
Interest income	59,303	359

Reconciliation to Net Income (Loss) Available to Common Stockholders:
Total net operating income, as defined, for reportable segments	675,977	142,758
Unallocated other income:
Gain on sale of real estate	605,539	—
Total other income	13,571	64,280
Unallocated other expenses:
General and administrative expenses	256,711	174,724
Interest expense	295,547	88,616
Depreciation and amortization	304,652	74,507

Income (loss) from continuing operations	438,177	(130,809)
Income from discontinued operations	—	70,730

Net income (loss)	438,177	(60,079)
Preferred dividends	(21,963)	(21,175)

Net income (loss) available for common stockholders	$416,214	$(81,254)

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
Item 3A(T). Controls and Procedures.
As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During the three months ended March 31, 2008, the Company also sold 32,217 shares of its common stock to certain of its existing shareholders under its dividend reinvestment plan. The shares were sold directly by the Company without underwriters to a total of 137 persons participating in the plan. The Company sold these shares in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. Each issuee purchased the shares for investment and the shares are subject to appropriate transfer restrictions.
During the three months ended March 31, 2008, the Company issued 12,024 shares at an average exercise price $5.67 upon the exercise of options by three directors and two employees.
All shares issued in these offerings were sold for cash consideration. The Company used the net proceeds it received for the sale of these shares to acquire and/or maintain its real estate investments.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

31.2
Certification of the Company’s Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

32.1
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

Date: September 5, 2008	NetREIT
	By:	/s/ Jack K. Heilbron
		Name:	Jack K. Heilbron
		Title:	Chief Executive Officer

	By:	/s/ Kenneth W. Elsberry
		Name:	Kenneth W. Elsberry
		Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1
Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

31.2
Certification of the Company’s Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

32.1
Certification of the Company’s Chief Executive Officer (Principal Executive Officer) and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.