Form 10-Q/A
period 2008-03-31
NETREIT
filed 2009-05-13
CIK 1080657

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number: 001-34049
NetREIT
(Exact name of small business issuer as specified in its charter)

California	33-0841255
(State or other jurisdiction of Incorporation or organization	(I.R.S. employer Identification number)

1282 Pacific Oaks Place Escondido, CA	92029-2900
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (760) 471-8536
Not Applicable
(Former name, former address and former
fiscal year, if changed since last report)
Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,560,569 shares of Series A common stock, no par value, outstanding as of April 30, 2009.
Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

NETREIT
- INDEX -

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NetREIT
Condensed Balance Sheets

	March 31,	December 31,
	2008	2007
	(as restated)	(as restated)
	(Unaudited)	(Note 1)
ASSETS
Real estate assets, net	$41,017,663	$41,917,510
Lease intangibles, net	731,403	851,615
Land purchase option	1,370,000	1,370,000
Investment in real estate ventures	1,047,816	703,587
Mortgages receivable and interest	1,947,162	1,888,555
Cash and cash equivalents	4,817,720	4,880,659
Restricted cash	624,085	697,894
Tenant receivables	63,825	42,636
Due from related party	124,271	118,447
Deferred rent receivable	138,717	112,268
Deferred stock issuance costs	205,861	179,462
Other assets, net	817,840	349,608

TOTAL ASSETS	$52,906,363	$53,112,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$17,951,624	$22,420,316
Accounts payable and accrued liabilities	860,144	844,549
Dividends payable	326,442	296,790
Tenant security deposits	255,233	272,681

Total liabilities	19,393,443	23,834,336

Commitments and contingencies

Stockholders’ equity:
Undesignated preferred stock, no par value, shares authorized: 8,995,000, no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Series A preferred stock, no par value, shares authorized: 5,000, no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Convertible Series AA preferred stock, no par value, $25 liquidating preference, shares authorized: 1,000,000; 50,200 shares issued and outstanding at March 31, 2008 and December 31, 2007, liquidating value of $1,255,000	1,028,916	1,028,916
Common stock Series A, no par value, shares authorized: 100,000,000; 4,388,969 and 3,835,958 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	35,917,546	31,299,331
Common stock Series B, no par value, shares authorized: 1,000, no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Additional paid-in capital	433,204	433,204
Dividends paid in excess of accumulated earnings	(3,866,746)	(3,483,546)

Total stockholders’ equity	33,512,920	29,277,905

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,906,363	$53,112,241

See notes to unaudited condensed financial statements.

NetREIT
Condensed Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
	(as restated)

Rental income	$1,240,823	$358,716

Costs and expenses:
Interest	295,547	88,616
Rental operating costs	633,402	216,317
General and administrative	256,711	174,724
Depreciation and amortization	485,730	74,507

Total costs and expenses	1,671,390	554,164

Other income:
Interest income	74,462	51,209
Gain on sale of real estate	605,539
Other income	4,881	13,430

Total other income	684,882	64,639

Income (loss) from continuing operations	254,315	(130,809)

Discontinued operations:
Income from discontinued operations	—	70,730

Net income (loss)	254,315	(60,079)

Preferred stock dividends	(21,963)	(21,175)

Net income (loss) available to common stockholders	$232,352	$(81,254)

Income (loss) available to common stockholders — basic and diluted:
Income (loss) from continuing operations	$0.06	$(0.08)
Income from discontinued operations		0.04

Income (loss) per common share	$0.06	$(0.04)

Weighted average number of common shares outstanding — basic	4,006,233	1,858,640

Weighted average number of common shares outstanding — diluted	4,113,076	1,858,640

See notes to unaudited condensed financial statements.

NetREIT
Condensed Statement of Stockholders’ Equity
Three months ended March 31, 2008
(Unaudited)

						Dividends Paid
	Series AA				Additional	in Excess of
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2007, as previously reported	50,200	$1,028,916	3,835,958	$31,299,331	$433,204	$(3,179,409)	$29,582,042
Prior period adjustments:
Depreciation and amortization adjustments						(304,137)	(304,137)

Balance, December 31, 2007, as restated	50,200	1,028,916	3,835,958	31,299,331	433,204	(3,483,546)	29,277,905
Sale of common stock at $10 per share			508,456	5,084,562			5,084,562
Stock issuance costs				(835,255)			(835,255)
Redemption of common stock			(2,217)	(21,741)			(21,741)
Exercise of stock options			14,024	79,576			79,576
Dividends reinvested on restricted stock			589	5,597		(5,597)
Net income						254,315	254,315
Dividends declared			32,159	305,476		(631,918)	(326,442)

Balance, March 31, 2008, as restated	50,200	$1,028,916	4,388,969	$35,917,546	$433,204	$(3,866,746)	$33,512,920

See notes to unaudited condensed financial statements.

NetREIT
Condensed Statement of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
	(as restated)

Cash flows from operating activities:
Net income (loss)	$254,315	$(60,079)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (including discontinued operations):
Depreciation and amortization	485,730	96,873
Gain on sale of real estate	(605,539)
Changes in operating assets and liabilities:
Deferred rent receivable	(26,449)	(12,654)
Tenant receivables	(21,189)	(4,000)
Other assets	(35,733)	(290,857)
Accounts payable and accrued liabilities	15,595	(101,031)
Due from related party	(5,824)	(22,138)
Tenant security deposits	(17,448)	161,842

Net cash provided by (used in) operating activities	43,458	(232,044)

Cash flows from investing activities:
Real estate investments	(223,389)	(15,170,032)
Net proceeds received from sale of real estate	1,028,083
Deposits on potential acquisitions	(407,350)
Issuance of mortgages receivable	(58,607)	(111,518)
Restricted cash	73,809	(411,673)
Net proceeds received on (purchases of) short-term investments	(34,204)	31,692

Net cash provided by (used in) investing activities	378,342	(15,661,531)

Cash flows from financing activities:
Proceeds from mortgage notes payable		11,000,000
Repayment of mortgage notes payable	(4,468,692)	(12,953)
Net proceeds from issuance of common stock	4,249,307	4,013,001
Redemption of common stock	(21,741)	(38,044)
Exercise of stock options	79,576
Deferred stock issuance costs	(26,399)	28,701
Dividends paid	(296,790)	(163,217)

Net cash provided by (used in) financing activities	(484,739)	14,827,488

Net decrease in cash and cash equivalents	(62,939)	(1,066,087)

Cash and cash equivalents:
Beginning of period	4,880,659	5,783,283

End of period	$4,817,720	$4,717,196

Supplemental disclosure of cash flow information:
Interest paid	$305,040	$65,971

Non cash investing activities:
Reclassification of real estate to investment in real estate ventures	$473,365	$703,587

Non cash financing activities:
Reinvestment of cash dividend	$311,073	$76,841

Accrual of dividends payable	$326,442	$204,186

See notes to unaudited condensed financial statements.

Notes to Condensed Financial Statements
1.	ORGANIZATION AND BASIS OF PRESENTATION

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

As of March 31, 2008, the Company owned or had an equity interest in two office buildings (“Office Properties”) which encompassed approximately 229,000 rentable square feet, two retail shopping centers and a 7-Eleven property (“Retail Properties”) which encompassed approximately 64,000 rentable square feet, one 39 unit apartment building (“Residential Properties”), and two self storage facilities (“Self Storage Properties”) which encompassed approximately 210,000 rentable square feet.

Basis of Presentation. The accompanying interim financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008 or any other interim periods within the year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s registration statement on Form 10 for the year ended December 31, 2007 filed with the SEC on May 6, 2008. The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements included in the Form 10.

2.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During 2008, the Company determined that certain adjustments and reclassifications of previously issued financial statements were required to correct certain errors relating to application of Statement of Financial Accounting Standards 141 “Business Combinations” (“SFAS 141”). Pursuant to SFAS No. 141, the Company allocates the purchase price of acquired properties to land, buildings, tenant improvements and identified tangible and intangible assets and liabilities associated with in-place leases, unamortized leasing commissions, value of above or below market leases, tenant relationships and value associated with a land purchase option based upon respective market values. The Company determined that the initial process of estimating fair values for acquired in-place leases did not include all components of such valuation and it did not value the tenant relationships in connection with the Company’s acquisition of the two self-storage facilities.

There’s no effect to the total acquisition costs included in the balance sheet, however, the effect of the restatement was to increase depreciation and amortization since the values have been reclassified to shorter lived assets.

In addition, the Company did not properly account for its remaining interests in its 7-11 property following the sale of an undivided 48.66% interest in the property as well as its remaining interest following the sale of an undivided 54.92% interest in Casa Grande Apartments. Due to the protective and substantive participation rights of the tenants in common, the ongoing accounting for the Company’s investment should have been under the equity method of accounting. In the previously issued statements, the Company had used the proportional interest consolidation method.

The corrections to the financial statements as of and for the year ended December 31, 2007 are as follows:

Balance Sheet:

								Dividends paid	Total
	Real estate	Lease	Land	Investments		Other		in excess of	liabilities and
	assets,	intangibles,	purchase	in real estate	Short-term	assets,	Total	accumulated	stockholders’
	at cost	net	option	ventures	investments	net	Assets	earnings	equity
Balance, December 31, 2007 as previously reported	$45,008,328				$33,129	$455,000	$53,416,378	($3,179,409)	$53,416,378

Reclassify investment in real estate venture	(703,587)			$703,587			—

Reclassify leases in place		$138,521				(138,521)	—

Reclassify lease intangibles	(799,672)	799,672

Reclassify land purchase option	(1,370,000)		$1,370,000

Reclassify short-term investments					(33,129)	33,129

Depreciation and amortization adjustments resulting from above	(217,559)	(86,578)					(304,137)	(304,137)	(304,137)

Balance December 31, 2007 as restated	$41,917,510	$851,615	$1,370,000	$703,587	$—	$349,608	$53,112,241	($3,483,546)	$53,112,241

Statement of Operations:

					Equity in
		Rental	Depreciation	Gain on	earnings		Loss
	Rental	operating	and	sale of real	of real	Other	from continuing
	income	costs	amortization	estate	estate ventures	income (loss)	operations	Net income

Year ended December 31, 2007 as previously reported	$2,863,836	$1,485,490	$648,859			$1,724	($471,228)	$2,613,127

Reclassify investment in real estate venture	(27,330)	(13,823)	(10,924)		$2,583		—

Reclassify gain on sale of real estate				$4,475		(4,475)

Amortize leases in place(1)			60,237				(60,237)	(60,237)

Amortize tenant relationships(1)			26,341				(26,341)	(26,341)

Amortize tenant improvements(1)			248,598				(248,598)	(248,598)

Adjust depreciation(1)			(31,039)				31,039	31,039

Year ended December 31, 2007 as restated	$2,836,506	$1,471,667	$942,072	$4,475	$2,583	($2,751)	($775,365)	$2,308,990

Statement of Cash Flows:

			Equity in		Net cash		Net cash
		Depreciation	losses of		provided		used in
		and	real estate	Other	by operating	Real estate	investing
	Net income	amortization	ventures	assets	activities	investments	activities
Year ended December 31, 2007 as previously reported	$2,613,127	$717,073		($462,524)	$457,190	($38,199,822)	($34,615,291)

Depreciation and amortization (1)	(304,137)	304,137

Reclassify leases in place				170,000	170,000	(170,000)	(170,000)

Reclassify equity in earnings of real estate ventures			($2,583)	2,583

Year ended December 31, 2007 as restated	$2,308,990	$1,021,210	($2,583)	($289,941)	$627,190	($38,369,822)	($34,785,291)

(1)
The depreciation and amortization adjustments result from reclassification of acquisition costs from buildings with a useful life of 39 years to lease lives which range from less than a year to seven years.

Loss per share from continuing operations increased from $0.23 loss per share as originally reported to $0.36 loss per share, as restated. Income per share decreased from $1.04 income per share as originally reported to $0.91 income per share, as restated.

There were no changes to income taxes as a result of the restatements.

The corrections to the financial statements as of and for the three months ended March 31, 2008 are as follows:
Condensed Balance Sheet:

				Investments				Dividends paid in	Total liabilities
		Lease	Land	in real		Other		excess of	and
	Real estate	intangibles,	purchase	estate	Short-term	assets,	Total	accumulated	stockholders’
	assets, net	net	option	ventures	investments	net	assets	earnings	equity

Balance, March 31, 2008, as previously reported	$44,524,846				$67,333	$880,542	$53,394,362	$(3,378,747)	$53,394,362

Reclassify investment in real estate venture	(1,045,809)			$1,047,816		(2,007)

Reclassify leases in place		$138,521				(138,521)

Reclassify lease intangibles	(799,668)	799,668

Reclassify land purchase option	(1,370,000)		$1,370,000

Reclassify short term investments					(67,333)	67,333

Depreciation and amortization adjustments resulting from above	(291,706)	(206,786)				10,493	(487,999)	(487,999)	(487,999)

Balance, March 31, 2008 as restated	$41,017,663	$731,403	$1,370,000	$1,047,816	$—	$817,840	$52,906,363	$(3,866,746)	$52,906,363

Condensed Statement of Operations:

					Income
		Rental	Depreciation		from
	Rental	operating	and	Other	continuing	Net income
	income	costs	amortization	income (loss)	operations	(loss)

Three months ended March 31, 2008, as previously reported	$1,264,609	$647,933	$304,652	$(1,590)	$438,177	$438,177

Reclassify investment in real estate venture	(23,786)	(14,531)	(2,784)	6,471

Amortize leases in place			30,337		(30,337)	(30,337)

Amortize tenant relationships			79,378		(79,378)	(79,378)

Amortize tenant improvements			88,255		(88,255)	(88,255)

Adjust depreciation			(14,108)		14,108	14,108

Three months ended March 31, 2008, as restated	$1,240,823	$633,402	$485,730	$4,881	$254,315	$254,315

Income per share decreased from $0.10 income per share as originally reported to $0.06 income per share, as restated for the three months ended March 31, 2008.

There were no changes to income taxes as a result of the restatements.
Condensed Statement of Cash Flows:

				Net cash		Net cash
				provided by		provided by
		Depreciation		(used in)	Deposits	(used in)
	Net	and		operating	on future	investing
	income	amortization	Other assets	activities	acquisitions	activities

Three months ended March 31, 2008, as previously reported	$438,177	$304,652	$(445,867)	$(363,892)		$785,692

Depreciation and amortization	(183,862)	181,078	2,784

Reclassify deposits on future acquisitions			407,350	407,350	(407,350)	(407,350)

Three months ended March 31, 2008, as restated	$254,315	$485,730	$(35,733)	$43,458	($407,350)	$378,342

3.	SIGNIFICANT ACCOUNTING POLICIES
Property Acquisitions. The Company accounts for its acquisitions of real estate in accordance with SFAS 141, which requires the purchase price of acquired properties be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, a land purchase option, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and tenant relationships, based in each case on their fair values.
The Company allocates the purchase price to tangible assets of an acquired property (which includes land, building and tenant improvements) based on the estimated fair values of those tangible assets, assuming the building was vacant. Estimates of fair value for land, building and building improvements are based on many factors including, but not limited to, comparisons to other properties sold in the same geographic area and independent third party valuations. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair values of the tangible and intangible assets and liabilities acquired.
The total value allocable to intangible assets acquired, which consists of unamortized lease origination costs, in-place leases and tenant relationships, are allocated based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the remaining term of the lease and the tenant’s credit quality, among other factors.
The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in lease intangibles, net in the accompanying condensed balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. At March 31, 2008 and 2007, the Company did not have any deferred rent for above or below market leases.
The land lease acquired with the World Plaza acquisition in 2007 has a fixed purchase price option cost of $181,710 at the termination of the lease in 2062. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) management valued the land option at its residual value of $1,370,000, based upon comparable land sales adjusted to present value. The difference between the strike price of the option and the recorded cost of the land purchase option is approximately $1.2 million. Accordingly, management has determined that exercise of the option is probable. The land purchase option was determined to be a contract based intangible asset associated with the land. As a result, this asset has an indefinite life and is treated as a non-amortizable asset. The amount is included as land purchase option on the accompanying condensed balance sheets.
The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to recruit a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $120,208 for the three months ended March 31, 2008. There was no amortization expense in the three months ended March 31, 2007.

Sales of Undivided Interests in Properties.
The Company accounts for profit recognition on sales of real estate in accordance with SFAS No. 66: “Accounting for Sales of Real Estate” (“SFAS 66”). Pursuant to SFAS 66, profits from sales will not be recognized under the full accrual method by the Company until certain criteria are met. Profit (the difference between the sales value and the proportionate cost of the partial interest sold) shall be recognized at the date of sale if a sale has been consummated and the following:
a.	The buyer is independent of the seller.

b.	Collection of the sales price is reasonably assured.

c.	The seller will not be required to support the operations of the property or its related obligations to an extent greater than its proportionate interest.
Gains relating to transactions which do not meet the criteria for full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances.
Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense, including discontinued operations, for buildings and improvements for the three months ended March 31, 2008 and 2007, was $355,691 and $90,812, respectively.
Intangible Assets — Lease intangibles represents the allocation of a portion of the purchase price of a property acquisition representing the estimated value of in-place leases, unamortized lease origination costs, tenant relationships and a land purchase option. Intangible assets are comprised of finite-lived and indefinite-lived assets. In accordance with SFAS 142, indefinite-lived assets are not amortized. Finite-lived intangibles are amortized over their expected useful lives. The Company assesses its intangibles and goodwill for impairment at least annually.
In accordance with SFAS 142, the Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. The Company tests for impairment as of December 31. Based on the last review, no impairment was deemed necessary at December 31, 2007.
Investment in Real Estate Ventures. The Company analyzes its investments in joint ventures to determine whether the joint venture should be accounted for under the equity method of accounting or consolidated into the financial statements based on standards set forth under SFAS Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” and Emerging Issues Task Force (“EITF”) Statement No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. Based on the guidance set forth in SFAS Interpretation No. 46(R)”. The Company has determined that the limited partners and/or tenants in common in its real estate ventures have certain protective and substantive participating rights that limit the Company’s control of the investment. Therefore, the Company’s share of its investment in real estate ventures have been accounted for under the equity method of accounting in the accompanying condensed financial statements.

Under the equity method, the Company’s investment in real estate ventures is stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the Company’s ownership interest in the earnings of each of the unconsolidated real estate ventures. For the purposes of presentation in the statement of cash flows, the Company follows the “look through” approach for classification of distributions from joint ventures. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture’s sale of assets) in which case it is reported as an investing activity.
Management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. No impairment charges were recognized for the three months ended March 31, 2008 or 2007.
Provision for Loan Losses. The accounting policies require the Company to maintain an allowance for estimated credit losses with respect to mortgage loans it has made based upon its evaluation of known and inherent risks associated with its lending activities. Management reflects provisions for loan losses based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates. There have been no provisions for loan losses at March 31, 2008 and 2007.
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
Certain of the Company’s leases currently contain rental increases at specified intervals, and generally accepted accounting principles require the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying condensed balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of March 31, 2008 or 2007.

Interest income on mortgages receivable is accrued as it is earned. The Company stops accruing interest income on a loan if it is past due for more than 90 days or there is doubt regarding collectability of the loan principal and/or accrued interest receivable.
Discontinued Operations and Properties. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), the income or loss and net gain or loss on dispositions of operating properties and the income or loss on all properties classified as held for sale are reflected in the statements of operations as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria, set forth under SFAS 144, are met. At such time, the Company presents the respective assets and liabilities separately on the balance sheet and ceases to record depreciation and amortization expense. As of March 31, 2008 and December 31, 2007, the Company did not have any properties classified as held for sale.
The following is a summary of discontinued operations for the three months ended March 31, 2007:

Discontinued operations:	2007
Rental income	$125,372
Rental operating expense	32,276
Depreciation and amortization	22,366

Income from discontinued operations	$70,370

Earnings per share	$0.04

Impairment. The Company accounts for the impairment of real estate in accordance with SFAS 144 which requires that the Company review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exists or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at March 31, 2008 and December 31, 2007.
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
Earnings (Loss) Per Common Share. Basic earnings (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Diluted earnings (loss) per common share (“Diluted EPS”) is similar to the computation of Basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net earnings per share.
The following is a reconciliation of the denominator of the basic earnings per common share computation to the denominator of the diluted earnings per common share computations, for the three months ended March 31:

	2008	2007
Weighted average shares used for Basic EPS	4,006,233	1,858,640
Incremental shares from share-based compensation	5,478	—
Incremental shares from convertible preferred and warrants	101,365	—

Adjusted weighted average shares used for diluted EPS	4,113,076	1,858,640

Fair Value of Financial Instruments. The Company calculates the fair value of financial instruments using available market information and appropriate present value or other valuation techniques such as discounted cash flow analyses. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The derived fair value estimates cannot always be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instruments. Management believes that the carrying values reflected in the accompanying condensed balance sheets reasonably approximate the fair values for financial instruments.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allocation of purchase price paid for property acquisitions between land, building and intangible assets acquired including their useful lives; the allowance for doubtful accounts, which is based on an evaluation of the tenants’ ability to pay and the provision for possible loan losses with respect to mortgages receivable and interest. Actual results may differ from those estimates.
Segments. SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for the way that public entities report information about operating segments in their financial statements. The Company acquires and operates income producing properties including office properties, residential properties, retail properties and self storage properties and invests in real estate assets, including real estate loans, and as a result, the Company operates in five business segments. See Note 10 “Segment Information”.
Recent Issued Accounting Standards. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value under U.S. generally accepted accounting principles (“GAAP”). The key changes to current practice are (1) the definition of fair value, which focuses on an exit price rather than an entry price; (2) the methods used to measure fair value, such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions, and credit standing and (3) the expanded disclosures about fair value measurements, SFAS 157 does not require any new fair value measurements. SFAS 157, as amended, was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 on January 1, 2008 and, effective for the third quarter 2008, adopted FASB Staff Position SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). The adoption of SFAS 157 and FSP SFAS 157-3 did not have a significant impact on the Company’s financial position or results of operations since the Company does not record it financial assets and liabilities at fair value.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurements attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In adopting SFAS 159, the Company did not elect the fair value option for any financial assets or liabilities. Therefore, the adoption of SFAS 159 did not have a significant impact on the Company’s financial position or results of operations.
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
EITF 07-06 is effective for new arrangements in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 07-06 did not have a significant impact on the Company’s financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition dater. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141R is effective for business combinations beginning January 1, 2009. The Company has evaluated the impact that SFAS 141R will have on its future financial statements and believes that the impact on expenses related acquisitions will not be material as it is traditional for the property seller to pay significant costs such as broker commissions.
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
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP SFAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years, and must be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the impact the adoption of the pronouncement will have on its results of operations.

4.	REAL ESTATE ASSETS AND LEASE INTANGIBLES
A summary of the seven properties 100% owned by the Company as of March 31, 2008 is as follows:

					Real estate
			Square	Property	assets, net
Property Name	Date Acquired	Location	Footage	Description	(in thousands)
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	$6,164.0
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	115,052	Office	14,195.7
World Plaza	September 2007	San Bernardino, California	55,096	Retail	6,134.8
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	2,107.2
Sparky’s Palm Self-Storage	November 2007	San Bernardino, California	60,508	Self-Storage	4,648.4
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,650	Self -Storage	7,767.6

		Total real estate
		assets, net			$41,017.7

The following table sets forth the components of the Company’s investments in real estate:

	March 31,	December 31,
	2008	2007
Land	$6,844,558	$6,940,554
Buildings and other	33,568,018	34,330,636
Tenant improvements	1,778,805	1,746,852

	42,191,381	43,018,042
Less accumulated depreciation and amortization	(1,173,718)	(1,100,532)

Real estate assets, net	$41,017,663	$41,917,510

On February 22, 2008, the Company entered into a contract to purchase Waterman Plaza in San Bernardino, California with a total of approximately 21,800 rentable square feet along with approvals for building an additional 2,500 square foot building for $7.2 million. In conjunction with the agreement, the Company paid an acquisition deposit of $400,000 which is included in other assets, net in the accompanying condensed balance sheet at March 31, 2008. The transaction closed in August 2008.
On March 17, 2008, the Company sold an undivided 54.92% interest in Casa Grande Apartments located in Cheyenne, Wyoming. The purchasers paid $1,028,083, net of transaction costs, in cash. For financial reporting purposes the gain on sale of $605,539 is shown on the condensed statement of operations in the line item gain on sale of real estate.
Lease Intangibles
The weighted average amortization period for the intangible assets, In-place leases and leasing costs acquired as of March 31, 2008 was 3.6 years.
The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	March 31, 2008			December 31, 2007
			Lease			Lease
	Lease	Accumulated	intangibles,	Lease	Accumulated	intangibles,
	intangibles	Amortization	net	intangibles	Amortization	net
In-place leases	$329,963	$(72,426)	$257,537	$329,963	$(50,116)	$279,847
Leasing costs	273,892	(60,120)	213,772	273,892	(41,600)	232,292
Tenant relationships	365,817	(105,723)	260,094	365,817	(26,341)	339,476

	$969,672	$(238,269)	$731,403	$969,672	$(118,057)	$851,615

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Estimated Aggregate
Amortization Expense
Nine months ending December 31, 2008	$358,352
Year ending December 31, 2009	153,414
2010	111,684
2011	66,158
2012	28,441
2013	13,354

$731,403

5.      INVESTMENT IN REAL ESTATE VENTURES
The following table sets forth the components of the Company’s investment in real estate ventures:

		Investment balance at
	Equity Percentage	March 31, 2008	December 31, 2007
Escondido 7-11	51.4%	$700,669	$703,587
Casa Grande Apartments	45.8	347,147

		$1,047,816	$703,587

As of December 31, 2007, the investment in the Escondido, CA property was held as a tenant in common with an unrelated party. On April 21, 2008, the Company and the other tenant in common contributed their respective equity ownership to NetREIT 01 LP, a California limited partnership. At any time on or after September 30, 2008, the partner has an option to exchange its equity interest in the property into shares of NetREIT common stock at a conversion price equal to $9.30 per share up to 77,369 shares. The Company has a put option to convert the partner’s equity interests in NetREIT 01 LP to shares of Company common stock at $9.30 per share for up to 77,369 common shares upon the earlier of April 21, 2013 or the completion of an initial public offering of shares to be registered under the Securities Act of 1933.
For the three months ended March 31, 2008, the Company’s share of earnings for these equity investments was $6,471 and is included in other income in the condensed statements of operations.
Condensed balance sheets of all entities included in investment in real estate ventures as of March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007
Real estate assets and lease intangibles	$1,047,816	$703,587

Total assets	$1,047,816	$703,587

Owner’s equity	$1,047,816	$703,587

Total liabilities and owners’ equity	$1,047,816	$703,587

The Company did not have investment in real estate ventures in the three month period ended March 31, 2007. Condensed statements of operations of all entities included in investment in real estate ventures for the three months ended March 31, 2008 are as follows:

March 31,
2008
Rental income	$23,786

Costs and expenses:
Rental operating costs	5,489

$18,297

6.      MORTGAGES RECEIVABLE
In March 2007, the Company originated a mortgage loan in the amount of $500,000 collateralized by a second deed of trust on land under development as a retirement home in Escondido, California. This mortgage loan accrues interest at 15% per year. The mortgage loan unpaid principal and accrued interest was due and payable on March 20, 2008. At March 31, 2008 and December 31, 2007, the principal and accrued interest was $428,059 and $413,368, respectively.
In October 2007, the Company originated a mortgage loan in the amount of $935,000 collateralized by a first deed of trust on the same land under development above. This mortgage loan accrues interest at 11.5% per year. The mortgage loan unpaid principal and accrued interest was due and payable on October 1, 2008. At March 31, 2008 and December 31, 2007, the principal and accrued interest was $991,007 and $962,478, respectively.
In November 2007, the Company originated a mortgage loan in the amount of $500,000 collateralized by a third deed of trust on the same land above. This mortgage loan accrues interest at 15% per year. The mortgage loan unpaid principal and accrued interest was due and payable on November 19, 2008. At March 31, 2008 and December 31, 2007, the principal and accrued interest was $528,096 and $512,709, respectively.
On July 29, 2008, all three loans were modified to extend the due dates to be uniformly due and payable on December 31, 2008.
These loans, together with accrued interest, having a balance due of approximately $2.1 million went into default on January 1, 2009. The Company has commenced acquiring title to the property and will seek to sell the property in the near future. The Company does not anticipate incurring any losses with respect to these loans.

7.	MORTGAGE NOTES PAYABLE

	March 31, 2008	December 31, 2007
Mortgage note payable in monthly installments of $24,330 through July 1, 2016, including interest at a fixed rate of 6.51%, collateralized by the Havana/Parker Complex property.	$3,505,034	$3,520,170
Mortgage note payable in monthly installments of $71,412 through April 5, 2014, including interest at a fixed rate of 6.08%; collateralized by the leases and office buildings in Garden Gateway Plaza property. Certain obligations under the note are guaranteed by the executive officers.	10,823,098	10,872,323
Mortgage note payable in monthly installments of $27,088 through February 1, 2012, including interest at a fixed rate of 5.31%; collateralized by the World Plaza property.	3,623,492	3,656,363
Assumed mortgage note payable in monthly installments of $39,302 through March 10, 2008, including interest at a fixed rate of 9.506%; collateralized by the Sparky’s Joshua Self-Storage property.		4,371,460

	$17,951,624	$22,420,316

During the three months ended March 31, 2008, the Company paid off in full the $4,371,460 mortgage payable secured by the Sparky’s Joshua Self-Storage property.

8.	RELATED PARTY TRANSACTIONS

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

9.	STOCKHOLDERS’ EQUITY

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

Sale of Common Stock. During the three months ended March 31, 2008, the net proceeds for the sale of 508,456 shares of common stock was $4,249,307.

10.	SEGMENTS

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

The Company’s chief operating decision maker evaluates the performance of its segments based upon net operating income. Net operating income is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes, ground leases and provisions for bad debts) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and general and administrative expenses. The accounting policies of the reportable segments are the same as those described in the Company’s organization and basis of presentation (see Note 1). There is no intersegment activity.

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
	2008	2007
	(as restated)
Office Properties:
Rental income	$612,674	$291,741
Property and related expenses	355,847	185,901

Net operating income, as defined	256,827	105,840

Residential Properties:
Rental income	49,518	53,460
Property and related expenses	25,456	30,416

Net operating income, as defined	24,062	23,044

Retail Properties:
Rental income	280,651	13,515
Property and related expenses	90,992	—

Net operating income, as defined	189,659	13,515

Self Storage Properties:
Rental income	297,980	—
Property and related expenses	161,107	—

Net operating income, as defined	136,873	—

Mortgage loan activity:
Interest income	59,301	359

Reconciliation to Net Income (Loss) Available to Common Stockholders:
Total net operating income, as defined, for reportable segments	666,722	142,758
Unallocated other income:
Gain on sale of real estate	605,539
Total other income	20,042	64,280
Unallocated other expenses:
General and administrative expenses	256,711	174,724
Interest expense	295,547	88,616
Depreciation and amortization	485,730	74,507

Income (loss) from continuing operations	254,315	(130,809)
Income from discontinued operations	—	70,730

Net income (loss)	254,315	(60,079)
Preferred dividends	(21,963)	(21,175)

Net income (loss) available for common stockholders	$232,352	$(81,254)

	March 31,	December 31,
	2008	2007
	(as restated)	(as restated)
Assets:
Office Properties:
Land, buildings and improvements, net(1)	$20,653,569	$20,787,078
Total assets(2)	21,698,329	21,899,523

Residential Property:
Land, buildings and improvements, net(1)	—	777,569
Total assets(2)	—	777,773
Investment in real estate ventures	347,147	—

Retail Properties:
Land, buildings and improvements, net(1)	9,789,410	9,760,526
Total assets(2)	10,280,356	9,825,269
Investment in real estate ventures	700,669	703,587

Self Storage Properties:
Land, buildings and improvements, net(1)	12,676,087	12,813,952
Total assets(2)	12,693,356	12,829,217

Mortgage loan activity:
Mortgage receivable and accrued interest	1,947,162	1,888,555
Total assets	1,947,162	1,888,555

Reconciliation to Total Assets:
Total assets for reportable segments	47,667,019	47,923,924
Other unallocated assets:
Cash and cash equivalents	4,817,720	4,880,659
Other assets, net	421,624	307,658

Total Assets	$52,906,363	$53,112,241

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.
(2)	Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	March 31,	March 31,
	2008	2007
	(as restated)
Capital Expenditures:(1)
Office Properties:
Acquisition of operating properties	—	$15,002,561
Capital expenditures and tenant improvements	$92,859	150,697

Residential Property:
Capital expenditures and tenant improvements	—	16,774

Retail Properties:
Acquisition of operating properties	—	—
Capital expenditures and tenant improvements	124,269	—

Self Storage Properties:
Acquisition of operating properties	—	—
Capital expenditures and tenant improvements	6,261	—

Mortgage loan activity:
Loans originated	58,607	111,518

Total Reportable Segments:
Acquisition of operating properties	—	15,002,561
Capital expenditures and tenant improvements	223,389	167,471
Loan origination	58,607	111,518

(1)	Total capital expenditures are equal to the same amounts disclosed for total reportable segments.
11.	SUBSEQUENT EVENTS
Property Acquisitions
On July 9, 2008, the Company purchased the Executive Office Park located in Colorado Springs, Colorado. The purchase price for the property was $10.1 million, including transaction costs. The Company purchased the property for $3.5 million cash and with $6.6 million borrowed under a new line of credit established with a financial institution (the “line of credit”). This credit line is a revolving line with an original maturity date of May 9, 2011. The maturity date was subsequently amended to December 10, 2009. The loan has a fixed interest rate of 6.5% and is secured by first mortgage liens on Executive Office Park and Regatta Square. This property is comprised of a condominium development consisting of four separate buildings situated on four legal parcels. The property is developed as an office condominium complex. The property consists of a total of 65,084 square feet situated on a total of 4.65 acres.
On August 12, 2008, the Company purchased the Waterman Plaza located in San Bernardino, California. The purchase price for the property was $7.2 million, including transaction costs. The Company purchased the property with $3.3 million cash and a new fixed rate note in the amount of $3.9 million secured by this property. This property is a newly constructed retail/office building consisting of approximately 21,200 square feet situated on a total of 2.7 acres and approvals to construct an additional 2,300 square foot building.

On September 3, 2008, the Company acquired the Pacific Oaks Plaza, an office building located in Escondido, California. The purchase price for the property was $4.9 million, including transaction costs, all paid in cash. This property consists of approximately 16,000 square feet and is being utilized as the Company’s headquarters. Approximately 3,900 square feet of the building is leased to an unrelated entity for $4,832 per month and the Company occupies the remaining space as its principal offices.
On January 2, 2009, the Company acquired the Morena Office Center, an office building located in San Diego, California. The purchase price for the property was $6.6 million, including transaction costs. The Company purchased the property with $3.4 million cash and a $3.2 million draw on the line of credit. This property consists of approximately 26,784 square foot building on approximately 0.62 acres.
On February 5, 2009, Dubose Model Homes USA, L.P., a Texas limited partnership and the Company entered into an agreement (“Agreement”) to form Dubose Acquisition Partners II, Ltd, a limited partnership (the “Partnership”) pursuant to the provisions of the Texas Business Organizations Code. The purpose of the Partnership is to acquire up to twenty eight model homes from homebuilder subsidiaries of Weyerhaeuser Real Estate Company or its affiliates with a potential for capital appreciation, to rent said model homes, to sell such model homes, and to conduct such other businesses which are incidental or necessary to the foregoing.
Dubose Model Homes USA, L.P. is the original general partner and the Company is a limited partner. The Partnership will admit limited partners accepted by the general partner who purchase “Units”, defined as a limited partnership interest in the partnership resulting from a capital contribution of $19,250. Initially there will be 100 Units sold to the limited partners for aggregate initial capital contributions of $1,925,000. The Company has elected to purchase 51 of the initial 100 Units at the price of $19,250 per Unit, for a total capital contribution of $981,750, and has deposited such funds with the general partner. The 51 Units are currently a majority ownership, and it is the intention of the Company to maintain a majority ownership of the Units at all times during the Agreement.
Larry G. Dubose, a Director at NetREIT since June 2005, currently serves as President of the General Partner, Dubose Model Homes USA, L.P., a company he founded in 1985. Mr. Dubose sold Dubose Model Homes USA, L.P., in 2004 and does not currently maintain any ownership interest.
On February 5, 2009, the Company and Fontana Dialysis Building, LLC formed Fontana Medical Plaza, LLC (“FMP”) which the Company is Managing Member and 51% owner. On February 19, 2009, FMP assumed an agreement to purchase the Fontana Medical Plaza located in Fontana, California. The purchase price for the property is $1,900,000, before transaction costs, all paid in cash. The Company purchased the property with $800,000 cash and a $1,100,000 draw on the line of credit. The property consists of approximately 10,500 square feet and is currently unoccupied. The FMP has also assumed a lease agreement for a tenant to occupy 100% of the building for ten years with three five year renewal options. The new tenant is expected to move in upon the completion of the tenant improvements expected to be complete no later than July 2009. The lease agreement requires annual rent payments during the first five years of $259,973 increasing by 12.5% on the fifth year anniversary and each five year anniversary thereafter.
On March 23, 2009, the Company acquired The Rangewood Medical Office Building (“Rangewood) located in Colorado Springs, Colorado. The purchase price for the property was $2.7 million, including transaction costs. The Company purchased the property with $230,000 cash and a $2,430,000 draw on the line of credit. Rangewood is a 3-story, Class A medical office building of approximately 18,222 rentable square feet. The building was constructed in 1998 and, as of the date of the acquisition, was 92% occupied.

Property sales
In October 2008, the Company sold an undivided 25.3% of its interests in Sparky’s Palm Self Storage. The purchaser paid $1.4 million, net of transaction costs, in cash. For financial reporting purposes, the gain of $0.1 million will be included in the statement of operations in the line item gain on sale of real estate for the year ended December 31, 2008. The Company’s remaining investment in this property will be included on the balance sheet in investment in real estate ventures and accounted for under the equity method.
In October 2008, the Company sold an undivided 5.99% of its interests in Garden Gateway. The purchaser paid $1.0 million, of which $0.4 million was paid in cash and $0.6 million paid in the form of a promissory note secured by the interest in the property. For financial reporting purposes, the gain of $0.1 million will be included in the statement of operations in the line item gain on sale of real estate for the year ended December 31, 2008. The Company’s remaining investment in this property will be included on the balance sheet in investment in real estate ventures and accounted for under the equity method. The deed of trust for the loan secured by Garden Gateway Plaza contains the Company’s covenant not to transfer an interest in the property. The Company advised the real estate broker of its intent to transfer an interest in the property at the time it negotiated this sale. The Company contracted to transfer the undivided interest in the property based on its belief that the lender had agreed to its transfer. The Company has not yet received the lender’s written waiver of this restriction and has contacted the lender to resolve this issue. If it does not give its waiver, the lender could claim the Company breached this covenant and pursue one or more remedies, including immediate payment of the entire loan balance. The Company believes it to be in the lender’s best interest not to do so and believes it will resolve this issue in a satisfactory manner.
In December 2008, the Company sold an undivided 9.33% of its interests in its Sparky’s Palm Self Storage. The purchaser paid $0.5 million, net of transactions costs, in cash and $0.6 million paid in the form of a promissory note secured by the interest in the property. For financial reporting purposes, the gain of $0.04 million will be included in the statement of operations in the line item gain on sale of real estate for the year ended December 31, 2008. The Company’s remaining investment in this property will be included on the balance sheet in investment in real estate ventures and accounted for under the equity method.
In December 2008, the Company sold an undivided 25.0% of its interests in its Casa Grande Apartments. The purchaser paid $0.5 million, net of transaction costs, in cash. For financial reporting purposes, the gain of $0.3 million will be included in the statement of operations in the line item gain on sale of real estate for the year ended December 31, 2008. The Company’s remaining investment in this property will be included on the balance sheet in investment in real estate ventures and accounted for under the equity method.
In December 2008, the Company sold an undivided 13.4% of its interests in its Sparky’s Palm Self Storage. The purchaser paid $0.7 million, of which $0.4 million was paid in cash and $0.3 million paid in the form of a promissory note secured by the interest in the property. For financial reporting purposes, the gain of $0.1 million will be included in the statement of operations in the line item gain on sale of real estate for the year ended December 31, 2008. The Company’s remaining investment in this property will be included on the balance sheet in investment in real estate ventures and accounted for under the equity method.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion relates to our financial statements and should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis and Plan of Operation” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to materially differ from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based our current expectations, actual results could vary from expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the timing and strength of national and regional economic growth, the strength of commercial and residential markets, competitive market conditions, fluctuations in availability and cost of construction materials and labor resulting from the effects of worldwide demand, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and an investment in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information.
OVERVIEW AND BACKGROUND
NetREIT (which we sometimes refer to as “we,” “us” or the “Company”) operates as a self-administered real estate investment trust (“REIT”) headquartered in San Diego County, California. We have been in a rapid growth stage having increased capital by 106% and our investment portfolio by 77% during the twelve months ended March 31, 2008.
At March 31, 2008, we owned or had an equity interest in 2 office building properties, 2 retail strip centers, 1 single user retail store, 1 residential apartment building, 2 self storage properties and three mortgage loans. Our properties are located primarily in Southern California and Colorado. We are actively communicating with real estate brokers and other third parties to locate properties for potential acquisitions in an effort to build our portfolio.
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
Economic Outlook
Beginning in the Fall of 2007 and throughout 2008, the U.S. and global economy entered a serious recession. The current economic environment is characterized by a severe residential housing slump, depressed commercial real estate valuations, weak consumer confidence, rising unemployment and concerns regarding stagflation, deflation and inflation. Numerous financial systems around the world have become illiquid and banks have become less willing to lend to other banks and borrowers. Uncertainty remains in terms of the depth and duration of these adverse economic conditions.
The conditions described above have created an environment of limited financing alternatives for acquiring properties as lending institutions have cut back on making loans and tightened credit standards. Continued market volatility could impact our ability to finance future property acquisitions. In addition, this difficult economic environment may make it difficult for our tenants to continue to meet their obligations to the Company.
CRITICAL ACCOUNTING POLICIES
The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made, and changes in the accounting estimate are reasonably likely to occur from period to period. Management believes the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our financial statements. For a summary of all of our significant accounting policies, see note 3 to our condensed financial statements included elsewhere in this Form 10-Q/A.

Property Acquisitions. The Company accounts for its acquisitions of real estate in accordance with Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) which requires the purchase price of acquired properties be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, a land purchase option, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and tenant relationships, based in each case on their fair values.
The Company allocates the purchase price to tangible assets of an acquired property (which includes land, building and tenant improvements) based on the estimated fair values of those tangible assets, assuming the building was vacant. Estimates of fair value for land, building and building improvements are based on many factors including, but not limited to, comparisons to other properties sold in the same geographic area and independent third party valuations. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair values of the tangible and intangible assets and liabilities acquired.
The total value allocable to intangible assets acquired, which consists of unamortized lease origination costs, in-place leases and tenant relationships, are allocated based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the remaining term of the lease and the tenant’s credit quality, among other factors.
The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in lease intangibles, net in the accompanying condensed balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases
The land lease acquired with the World Plaza acquisition in 2007 has a fixed purchase price option cost of $181,710 at the termination of the lease in 2062. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) management valued the land option at its residual value of $1,370,000, based upon comparable land sales adjusted to present value. The difference between the strike price of the option and the recorded cost of the land purchase option is approximately $1.2 million. Accordingly, management has determined that exercise of the option is probable. The land purchase option was determined to be a contract based intangible asset associated with the land. As a result, this asset has an indefinite life and is treated as a non-amortizable asset. The amount is included as land purchase option on the accompanying condensed balance sheets.
The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to recruit a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease.
Sales of Undivided Interests in Properties. The Company accounts for profit recognition on sales of real estate in accordance with SFAS No. 66: “Accounting for Sales of Real Estate” (“SFAS 66”).
Pursuant to SFAS 66, profits from sales will not be recognized under the full accrual method by the Company until certain criteria are met. A sale is a partial sale if the seller retains an equity interest in the property or has an equity interest in the buyer. Profit (the difference between the sales value and the proportionate cost of the partial interest sold) shall be recognized at the date of sale if a sale has been consummated and the following:
a.	The buyer is independent of the seller.

b.	Collection of the sales price is reasonably assured.
c.	The seller will not be required to support the operations of the property or its related obligations to an extent greater than its proportionate interest.
Gains relating to transactions which do not meet the criteria for full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances.
Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment.
Intangible Assets — Lease intangibles represents the allocation of a portion of the purchase price of a property acquisition representing the estimated value of in-place leases, unamortized lease origination costs, tenant relationships and a land purchase option. Intangible assets are comprised of finite-lived and indefinite-lived assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, indefinite-lived assets are not amortized. Finite-lived intangibles are amortized over their expected useful lives. The Company assesses its intangibles and goodwill for impairment at least annually.
In accordance with SFAS 142, the Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant.
Investments in Real Estate Ventures. The Company analyzes its investments in joint ventures to determine whether the joint venture should be accounted for under the equity method of accounting or consolidated into the financial statements based on standards set forth under SFAS Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” and Emerging Issues Task Force (“EITF”) Statement No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. Based on the guidance set forth in SFAS Interpretation No. 46(R), the Company has determined that the limited partners and/or tenants in common in its real estate ventures have certain protective and substantive participating rights that limit the Company’s control of the investment. Therefore, the Company’s share of its investment in real estate ventures have been accounted for under the equity method of accounting in the accompanying financial statements.
Under the equity method, the Company’s investment in real estate ventures is stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the Company’s ownership interest in the earnings of each of the unconsolidated real estate ventures. For the purposes of presentation in the statement of cash flows, the Company follows the “look through” approach for classification of distributions from joint ventures. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture’s sale of assets) in which case it is reported as an investing activity.
Management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment.

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
RECENT EVENTS HAVING SIGNIFICANT EFFECT ON RESULTS OF OPERATIONS COMPARISONS
Property Acquisitions
In March 2007, the Company acquired Garden Gateway Plaza, a 115,052 square foot office complex consisting of three buildings in Colorado Springs, Colorado for $15.1 million, including transaction costs. The purchase was funded by borrowings of $11.0 million and the remainder was funded with the Company’s funds on hand. There are 9 days of operations included in the 3 months ended March 31, 2007 compared to the full 3 months in the quarter ended March 31, 2008.
In September 2007, the Company acquired World Plaza, a 55,096 square foot retail center in San Bernardino, California for $7.7 million, including transaction costs. The purchase was funded by assumption of an existing borrowing of $3.7 million and the remainder was funded with the Company’s funds on hand. The acquisition included a land lease with a fixed purchase price option cost of $181,710 at termination of the lease in 2062. There were no operations included in the three month period ended March 31, 2007, compared to the full 3 months in the quarter ended March 31, 2008.
In October 2007, the Company acquired Regatta Square, a 5,983 square foot retail center in Denver, Colorado for $2.2 million, including transaction costs. The purchase was funded with the Company funds on hand. There were no operations included in the three month period ended March 31, 2007, compared to the full 3 months in the quarter ended March 31, 2008.

In November 2007, the Company acquired Sparky’s Palm Self-Storage, a 495 unit/60,508 square foot self storage property in San Bernardino, California for $4.8 million, including transaction costs. The purchase was funded with the Company’s funds on hand. There were no operations included in the three month period ended March 31, 2007, compared to the full 3 months in the quarter ended March 31, 2008.
In December 2007, the Company acquired Sparky’s Joshua Self-Storage, a 789 unit/149,650 square foot self storage property in Hesperia, California for $8.0 million, including transaction costs. The purchase was funded by assumption of an existing borrowing of $4.4 million and the remainder was funded with the Company’s funds on hand. There were no operations included in the three month period ended March 31, 2007, compared to the full 3 months in the quarter ended March 31, 2008.
Property Sales
In March 2008, the Company sold an undivided 54.92% of its interest in Casa Grande Apartments. The buyers paid $1.0 million, net of transaction costs, in cash. For financial reporting purposes, the gain of $0.6 million is included in the condensed statement of operations in the line item gain on sale of real estate for the three months ended March 31, 2008. The Company’s remaining investment in this property is included on the condensed balance sheet in investment in real estate ventures and accounted for under the equity method.
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
Revenues
Rental revenue from continuing operations for the three months ended March 31, 2008 was $1,240,823 versus $358,716 for same period in 2007, an increase of $882,107, or 246%. The increase in rental revenue in 2008 compared to 2007 is primarily attributable to:
•	The four properties acquired by NetREIT subsequent to March 31, 2007, which generated $578,600 of rent revenue during the three months ended March 31, 2008.

•	The one property acquired in March 2007 which generated $413,100 in 2008 compared to $47,100 in 2007, an increase of $366,000.

•	Same property rents generated on the Havana/Parker Complex during the three months of 2008 and 2007 decreased by $45,100.

•	The exclusion of rent income for properties accounted for under the equity method in the current year resulted in a reduction of approximately $37,000.

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
We anticipate significant increases to rent income as a result of the property acquisitions in the second half of 2008 and early 2009.
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
Rental Operating Expenses
Rental operating expense from continuing operations was $633,402 for the three months ended March 31, 2008 versus $216,317 for same period in 2007, an increase of $417,085, or 193%. The increase in operating expense in 2008 compared to 2007 is primarily attributable to the same reasons that rental revenue increased. However, the operating expense as a percentage rental income was 51% for 2008 versus 60% in 2007, an improvement of 15%. The increase in number of properties and diversification of type of properties has resulted in the lower operating expense percentage. Rental operating expenses are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2007 for an entire period and future acquisitions or real estate assets.
Interest Expense
Interest expense increased by $206,931 during the three months ended March 31, 2008 compared to the same period in 2007 due to the higher average outstanding borrowings. At March 31, 2008, The Company had mortgage loans on three of the properties with total borrowings of $17,951,624 while at March 31, 2007, the Company had mortgage loans on two properties for $14,160,490. However, $11,000,000 of the loans in 2008 were outstanding for only 10 days. The Company anticipates interest expense to increase as a result of the increase in loan balances during 2007 for an entire year 2008 and the interest expense on future acquisitions.

Non-GAAP Supplemental Financial Measure: Interest Coverage Ratio
Our interest coverage ratio for 2008 was 1.52 times and for 2007 was 2.31 times. Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded to discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculations of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.
The following is a reconciliation of net cash used in operating activities on our condensed statements of cash flows to our interest coverage amount:

	2008	2007
Net provided by (cash used) in operating activities	$43,458	$(232,044)
Interest and amortized financing expense	295,547	88,616
Changes in operating assets and liabilities:
Receivables and other assets	89,195	307,511
Accounts payable, accrued expenses and other liabilities	(1,853)	38,673

Interest coverage amount	$426,347	$202,756

Divided by interest expense	$280,321	$87,904

Interest coverage ratio	1.52	2.31

Interest expense includes interest expense recorded to “income from discontinued operations” in our condensed statements of operations.
Non-GAAP Supplemental Financial Measure: Fixed Charge Coverage Ratio
Our fixed charge coverage ratio for 2008 was 1.41 times and for 2007 was 3.84 times. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments.
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
Net Income (Loss) Available to Common Stockholders
Net income available to common stockholders was $232,352 during the three months ended March 31, 2008, as compared to a net loss of $(81,254) during the same period in 2007. The calculation in determining net income (loss) available to common stockholders includes a gain from sale of real estate during the three months ended March 31, 2008. During the three months ended March 31, 2008, the sale of a 54.9% interest in the Casa Grande Apartments property resulted in a gain from the sales of investment properties of $605,539 as compared to no gains during the same period in 2007. The amount of gain varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
At March 31, 2008, we had approximately $4.8 million in cash and cash equivalents compared to $4.9 million at December 31, 2007. We expect to obtain additional mortgages collateralized by some or all of our real property in the future. We anticipate continuing issuing additional equity securities in order to obtain additional capital. We expect the funds from operations, additional mortgages and securities offerings will provide us with sufficient capital to make additional investments and to fund our continuing operations for the foreseeable future
Operating Activities
Net cash provided by operating activities in 2008 was approximately $43,000 primarily as a result of net income before depreciation expense of $740,000, less the gain on sale of Casa Grande Apartments of approximately $606,000.
Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2008 was approximately $378,000, which consisted of net proceeds of approximately $1.0 million from the sale of 54.9% interest in Casa Grande Apartments offset primarily by deposits on future acquisitions of $0.4 million and by $0.2 million of funds spent on capital improvements to newly acquired properties. Net cash used in investing activities during the three months ended March 31, 2007 were approximately $15.7 million which consisted primarily of the purchase of the Garden Gateway property in Colorado Springs, Colorado of $15.2 million.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2008 was approximately $485,000, which primarily consisted of $4.25 million net proceeds from issuance of common stock offset by $4.4 million of principal repayments of the mortgage on the Sparky’s Joshua Self-Storage and dividend payments of approximately $297,000. Net cash provided by financing activities for the three months ended March 31, 2007 was approximately $14.8 million, which consisted of the proceeds received from the long-term financing of the Garden Gateway property totaling $11 million, the net proceeds from the offering of common stock and preferred stock of approximately $4 million partially offset by dividend payments of approximately $163,000.
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
Contractual Obligations
The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and interest payments on our fixed-rate debt at March 31, 2008 and provides information about the minimum commitments due in connection with our ground lease obligation and purchase commitment at March 31, 2008. Our secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of such debt becoming immediately due and payable. We were in compliance with all our debt covenants and restrictions at March 31, 2008.

	Payment Due by
	Period			More than
	Less than 1	1-3 years	3-5 Years	5 Years
	Year (2008)	(2009-2010)	(2011-2012)	(After 2011)	Total
Principal payments—secured debt	$299,159	$867,723	$975,608	$15,809,134	$17,951,624
Interest payments—fixed-rate debt	782,071	2,080,199	1,972,311	1,489,366	6,323,947
Ground lease obligation (1)	15,030	40,080	41,194	1,159,114	1,255,418
Purchase commitments (2)	17,150,000	—	—	—	17,150,000

Total	$18,246,260	$2,988,002	$2,989,113	$18,457,614	$42,680,989

(1)	Lease obligations represent the ground lease payments due on our San Bernardino, California property. The lease expires in 2062.

(2)	Purchase commitments represent two properties that we have contracts to purchase as of March 31, 2008.
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
Other Liquidity Needs
We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to continue to make, but have not contractually bound ourselves to make, regular quarterly distributions to common stockholders and preferred stockholders from cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. We may be required to use borrowings, if necessary, to meet REIT distribution requirements and maintain our REIT status. We have historically distributed amounts in excess of the taxable income resulting in a return of capital to our stockholders, and currently have the ability to not increase our distributions to meet our REIT requirement for 2008. We consider market factors and our historical and anticipated performance in addition to REIT requirements in determining our distribution levels. On April 30, 2008, we paid a regular quarterly cash dividend to stockholders of record on March 31, 2008 of $0.147 per common share, a total of $609,955 of which $302,276 was reinvested in shares of Company common stock. This dividend is equivalent to an annual rate of $0.588 per share. In addition, on April 10, 2008 we paid the first quarter of 2008 distributions to our Series AA Preferred stockholders of $21,963 of which $3,200 was reinvested in shares of Company common stock.
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
Non-GAAP Supplemental Financial Measure: Funds From Operations (“FFO”)
Management believes that FFO is a useful supplemental measure of our operating performance. We compute FFO under the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss) computed in accordance with accounting principles generally accepted in the United States (“GAAP”), plus depreciation and amortization of real estate assets (excluding amortization of deferred financing costs and depreciation of non-real estate assets) reduced by gains and losses from sales of depreciable operating property and extraordinary items, as defined by GAAP. Other REITs may use different methodologies for calculating FFO, and accordingly, our FFO may not be comparable to other REITs.
Because FFO excludes depreciation and amortization, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, management believes that FFO provides useful information to the investment community about our financial performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs.
However, FFO should not be viewed as an alternative measure of our operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties which are significant economic costs and could materially impact our results from operations.
The following table presents our Funds Operations, for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Net income (loss)	$254,315	$(60,079)
Adjustments:
Preferred stock dividends	(21,963)	(21,175)
Depreciation and amortization of real estate assets	475,899	96,873
Amortization of finance charges	15,226	712
Gain from sale of real estate	(605,539)

Funds From Operations	$117,938	$16,331

Inflation
Since the majority of our leases require tenants to pay most operating expenses, including real estate taxes, utilities, insurance, and increases in common area maintenance expenses, we do not believe our exposure to increases in costs and operating expenses resulting from inflation would be material.

Recent Issued Accounting Standards. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value under U.S. generally accepted accounting principles (“GAAP”). The key changes to current practice are (1) the definition of fair value, which focuses on an exit price rather than an entry price; (2) the methods used to measure fair value, such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions, and credit standing and (3) the expanded disclosures about fair value measurements, SFAS 157 does not require any new fair value measurements. SFAS 157, as amended, was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 on January 1, 2008 and, effective for the third quarter 2008, adopted FASB Staff Position SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). The adoption of SFAS 157 and FSP SFAS 157-3 did not have a significant impact on the Company’s financial position or results of operations since the Company does not record it financial assets and liabilities at fair value.
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
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP SFAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years, and must be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the impact the adoption of the pronouncement will have on its results of operations.

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
See Footnote 10 to the accompanying condensed financial statements for a Schedule of the Segment Reconciliation to Net Income Available to Common Stockholders.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable
Item 4T. Controls and Procedures
As discussed in Note 2, “Restatement of previously issued financial statements” in the Notes to Financial Statements contained in our filings on Form 10-Q for the quarters ended March 31 and June 30, 2008, we have restated our financial statements for the year ended December 31, 2007 and for the quarters ended March 31 and June 30, 2008 to correct certain errors relating to the application of Statement of Financial Accounting Standards No. 141“Business Combinations” (“SFAS 141”). Pursuant to SFAS 141, the Company allocates the purchase price of acquired properties to land, buildings, tenant improvements and identified tangible and intangible assets and liabilities associated with in-place leases, unamortized leasing commissions, value of above or below market leases, tenant relationships and value associated with a land purchase option based upon respective market values. The Company determined that the initial process of estimating fair values for acquired in-place leases did not include all components of such valuation and it did not value the tenant relationships.
In addition, the Company did not properly account for its remaining interests in its 7-11 property following the sale of an undivided 48.66% interest in the property. This accounting treatment is based on standards set forth under SFAS Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” and Emerging Issues Task Force (“EITF”) Statement No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. Based on the guidance set forth in SFAS Interpretation No. 46(R)”. Due to the protective and substantive participation rights of the tenant in common, the ongoing accounting for the Company’s investment should have been under the equity method of accounting. In the previously issued financial statements, the Company had used the proportional interest consolidation method.
Following such reconsideration, we have concluded that we did not correctly apply generally accepted accounting principles as they related to accounting for acquisitions under SFAS 141 and our investment in real estate ventures because our accounting staff did not have adequate training or expertise on the proper application of the specific accounting principles at the time the financial statements contained in the 2007 Form10 were originally prepared and filed. As a result of this inadequacy, we have further concluded that there was a material weakness in our internal control over financial reporting with respect to the application of generally accepted accounting principles as they related to accounting for acquisitions and, as a result, our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2007. However, we have concluded that the lack of adequate training or expertise of our accounting staff was limited to the application of SFAS 141 and accounting for investments in real estate ventures and the material weakness in our internal control over financial reporting and related inadequacy of our disclosure controls and procedures did not otherwise affect the preparation of our financial statements in accordance with generally accepted accounting principles. In addition, because we did not identify the above-described material weakness until the third quarter of 2008, we have concluded that our disclosure controls and procedures were not effective in the periods covered by, and as asserted in, our quarterly reports on Form 10-Q for the periods ended March 31 and June 30, 2008.
During 2008, we made a number of improvements to our internal accounting resources through the addition of a Vice President Finance with over 30 years experience in finance and accounting including the application of SFAS 141 and accounting for investments in real estate ventures in an effort to minimize financial reporting deficiencies in the future. The Company delayed filing the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 until this material weakness was remediated. Therefore, our management, including our principal executive officer and principal financial officer, have determined that the material weakness in our internal control over financial reporting and the related inadequacy in our disclosure controls and procedures that existed as of March 31, 2008 have since been remedied.
The misapplication of SFAS 141 and accounting for investments in real estate ventures had no effect to the total acquisition costs of the properties involved and there was no effect to cash. However, the effect of the restatement for the property acquisitions was to increase depreciation and amortization expense since the values have been reclassified to shorter lived assets. The effect of the accounting for investments in real estate ventures was a reclassification of assets and liabilities to the line item investment in real estate ventures on the condensed balance sheet and to reclassify rental income and rental operating costs to equity in earnings of real estate ventures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the changes described above under “Disclosure Controls and Procedures.”

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

31.1
Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008.

31.2
Certification of the Company’s Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008.

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

Date: May 13, 2009	NetREIT
	By:	/s/ Jack K. Heilbron
		Name:	Jack K. Heilbron
		Title:	Chief Executive Officer

	By:	/s/ Kenneth W. Elsberry
		Name:	Kenneth W. Elsberry
		Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1
Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008.

31.2
Certification of the Company’s Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008.

32.1
Certification of the Company’s Chief Executive Officer (Principal Executive Officer) and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.