Form 10-Q/A
period 2008-06-30
NETREIT
filed 2009-05-13
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
organization
1282 Pacific Oaks Place, Escondido CA 92029-2900
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.
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
At April 30, 2009, registrant had issued and outstanding 7,560,569 shares of its common stock, no par value. The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10, as amended.

NETREIT
- INDEX -

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NetREIT
Condensed Balance Sheets

	June 30, 2008	December 31, 2007
	(as restated)
	(Unaudited)	(Note 1)
ASSETS
Real estate assets, net	$40,786,890	$41,917,510
Lease intangibles, net	611,530	851,615
Land purchase option	1,370,000	1,370,000
Investment in real estate ventures	1,063,646	703,587
Mortgages receivable and interest	1,995,594	1,888,555
Cash and cash equivalents	10,203,149	4,880,659
Restricted cash	572,523	697,894
Tenant receivables, net	54,671	42,636
Due from related party	77,267	118,447
Deferred rent receivable	143,634	112,268
Deferred stock issuance costs	118,233	179,462
Deposits on potential acquisitions	781,973	—
Other assets, net	398,622	349,608

TOTAL ASSETS	$58,177,732	$53,112,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$17,853,578	$22,420,316
Accounts payable and accrued liabilities	841,923	844,549
Dividends payable	359,872	296,790
Tenant security deposits	254,473	272,681

Total liabilities	19,309,846	23,834,336

Commitments and contingencies

Stockholders’ equity:
Undesignated preferred stock, no par value, shares authorized: 8,995,000, no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Series A preferred stock, no par value, shares authorized: 5,000, no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Convertible Series AA preferred stock, no par value, $25 liquidating preference, shares authorized: 1,000,000; 50,200 shares issued and outstanding at June 30, 2008 and December 31, 2007, liquidating value of $1,255,000	1,028,916	1,028,916
Common stock Series A, no par value, shares authorized: 100,000,000; 5,147,278 and 3,835,958 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	42,376,581	31,299,331
Common stock Series B, no par value, shares authorized: 1,000, no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Additional paid-in capital	433,204	433,204
Dividends paid in excess of accumulated earnings	(4,970,815)	(3,483,546)

Total stockholders’ equity	38,867,886	29,277,905

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,177,732	$53,112,241

See notes to unaudited condensed financial statements.

NetREIT
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(as restated)	(as restated)	(as restated)	(as restated)

Rental income	$1,198,888	$716,481	$2,439,711	$1,075,197

Costs and expenses:
Interest	274,306	226,153	569,852	314,769
Rental operating costs	584,147	338,170	1,217,550	554,487
General and administrative	325,157	141,225	581,869	315,949
Depreciation and amortization	476,596	253,235	961,550	327,742

Total costs and expenses	1,660,206	958,783	3,330,821	1,512,947

Other income (expense):
Interest income	98,030	88,524	172,492	139,733
Gain on sale of real estate	—	9,775	605,539	9,775
Other income (expense)	2,374	(8,124)	6,479	5,306

Total other income	100,404	90,175	784,510	154,814

Loss from continuing operations	(360,914)	(152,127)	(106,600)	(282,936)

Discontinued operations:
Income from discontinued operations	—	60,809	—	131,539

Net loss	(360,914)	(91,318)	(106,600)	(151,397)

Preferred stock dividends	(21,963)	(21,175)	(43,925)	(42,350)

Net loss available to common stockholders	$(382,877)	$(112,493)	$(150,525)	$(193,747)

Loss available to common stockholders — basic and diluted:
Loss from continuing operations	$(0.08)	$(0.07)	$(0.03)	$(0.16)
Income from discontinued operations		0.02		0.06

Loss per common share	$(0.08)	$(0.05)	$(0.03)	$(0.10)

Weighted average number of common shares outstanding — basic	4,721,024	2,409,158	4,382,998	2,017,754

Weighted average number of common shares outstanding — diluted	4,721,024	2,409,158	4,382,998	2,017,754

See notes to unaudited condensed financial statements.

NetREIT
Condensed Statement of Stockholders’ Equity
Six months ended June 30, 2008
(Unaudited)

						Dividends Paid in Excess of
	Series AA Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, December 31, 2007	50,200	$1,028,916	3,835,958	$31,299,331	$433,204	$(3,483,546)	$29,277,905
Sale of common stock at $10 per share			1,230,110	12,301,104			12,301,104
Stock issuance costs				(1,946,488)			(1,946,488)
Repurchase of common stock			(7,227)	(61,827)			(61,827)
Reinvestment of cash dividends			32,159	305,476			305,476
Exercise of stock options			14,858	85,576			85,576
Exercise of warrants			485	4,530			4,530
Dividends reinvested on restricted stock			1,181	11,223			11,223
Net loss						(106,600)	(106,600)
Dividends paid						(643,141)	(643,141)
Dividends (declared)/reinvested			39,754	377,656		(737,528)	(359,872)

Balance, June 30, 2008, as restated	50,200	$1,028,916	5,147,278	$42,376,581	$433,204	$(4,970,815)	$38,867,886

See notes to unaudited condensed financial statements.

NetREIT
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
	(as restated)	(as restated)

Cash flows from operating activities:
Net loss	$(106,600)	$(151,397)
Adjustments to reconcile net loss to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	983,118	372,560
Gain on sale of real estate	(605,539)	(9,775)
Bad debts	20,072
Equity in earnings of investment in real estate ventures	(16,792)
Changes in operating assets and liabilities:
Deferred rent receivable	(31,366)	(53,787)
Tenant receivables	(32,107)	(32,267)
Other assets	(113,358)	(261,062)
Accounts payable and accrued liabilities	(2,626)	54,666
Due from related party	41,180	(66,821)
Tenant security deposits	(18,208)	159,604

Net cash provided by operating activities	117,774	11,721

Cash flows from investing activities:
Real estate investments	(336,872)	(15,360,920)
Deposits on potential acquisitions	(781,973)
Net proceeds received from sale of real estate	1,028,083
Issuance of mortgages receivable	(107,039)	(272,448)
Restricted cash	125,371	(447,351)
Net proceeds received on short-term investments	22,992	39,258

Net cash used in investing activities	(49,438)	(16,041,461)

Cash flows from financing activities:
Proceeds from mortgage notes payable		11,000,000
Repayment of mortgage notes payable	(4,566,738)	(58,900)
Net proceeds from issuance of common stock	10,354,616	8,497,009
Repurchase of common stock	(61,827)	(38,459)
Exercise of stock options	85,576	82,558
Exercise of warrants	4,530
Deferred stock issuance costs	61,229	28,422
Dividends paid	(623,232)	(367,405)

Net cash provided by financing activities	5,254,154	19,143,225

Net increase in cash and cash equivalents	5,322,490	3,113,485

Cash and cash equivalents:
Beginning of period	4,880,659	5,783,283

End of period	$10,203,149	$8,896,768

Supplemental disclosure of cash flow information:
Interest paid	$575,485	$236,556

Non cash investing and financing activities:
Reclassification of real estate to investment in real estate ventures	$473,365	$703,587

Reinvestment of cash dividend	$694,355	$284,724

Accrual of dividends payable	$359,872	$245,664

See notes to unaudited condensed financial statements.

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
As of June 30, 2008, the Company’s owned or had an equity interest in two office buildings (“Office Properties”) which encompassed approximately 229,000 rentable square feet, two retail shopping centers and a 7-Eleven property (“Retail Properties”) which encompassed approximately 64,000 rentable square feet, one 39 unit apartment building (“Residential Properties”), and two self storage facilities (“Self Storage Properties”) which encompassed approximately 210,000 rentable square feet.
Basis of Presentation. The accompanying interim condensed financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. In the opinion of management, the accompanying interim condensed financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operation for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s registration statement on Form 10 for the year ended December 31, 2007 filed with the SEC on May 6, 2008. The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements included in the Form 10.
2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
During 2008, the Company determined that certain adjustments and reclassifications of previously issued financial statements were required to correct certain errors relating to application of Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”). Pursuant to SFAS 141, the Company allocates the purchase price of acquired properties to land, buildings, tenant improvements and identified tangible and intangible assets and liabilities associated with in-place leases, unamortized leasing commissions, value of above or below market leases, tenant relationships and value associated with a land purchase option based upon respective market values. The Company determined that the initial process of estimating fair values for acquired in-place leases did not include all components of such valuation and it did not value the tenant relationships in connection with the Company’s acquisition of the two self-storage facilities.

There’s no effect to the total acquisition costs included in the balance sheet, however, the effect of the restatement was to increase the depreciation and amortization since the values have been reclassified to shorter lived assets.
In addition, the Company did not properly account for its remaining interests in its 7-11 property following the sale of an undivided 48.66% interest in the property as well as its remaining interest following the sale of an undivided 54.92% interest in Casa Grande Apartments. Due to the protective rights of the tenants in common, the ongoing accounting for the Company’s investment should have been under the equity method of accounting. In the previously issued statements, the Company had used the proportional interest consolidation method.
The corrections to the financial statements as of and for the three and six months ended June 30, 2008 are as follows:
Condensed Balance Sheets:

								Accounts			Total
								Payable	Minority	Dividends paid	liabilities
		Lease	Land	Investment in				and	interest in	in excess of	and
	Real estate	intangibles,	purchase	real estate	Short-term	Other	Total	accrued	limited	accumulated	stockholders’
	assets, net	net	option	ventures	investments	assets, net	assets	liabilities	partnership	earnings	equity

Balance June 30, 2008 as previously reported	$45,020,391				$10,137	$520,172	$59,497,744	$826,696	$664,274	$(4,299,850)	$59,497,744

Reclassify investment in real estate venture	(1,698,541)			$1,063,646		(14,152)	$(649,047)	15,227	(664,274)		$(649,047)

Reclassify land purchase option	(1,370,000)		$1,370,000

Reclassify short-term investments					(10,137)	10,137

Reclassify leases in place		$138,521				(138,521)

Reclassify lease intangibles	(799,668)	799,668

Depreciation and amortization adjustments resulting from above	(365,292)	(326,659)				20,986	$(670,965)			(670,965)	$(670,965)

Balance June 30, 2008, as restated	$40,786,890	$611,530	$1,370,000	$1,063,646	$—	$398,622	$58,177,732	$841,923	$—	$(4,970,815)	$58,177,732

Condensed Statements of Operations:

		Rental	Depreciation		Loss from
	Rental	operating	and	Other income	continuing	Net income
	income	costs	amortization	(expense)	operations	(loss)

Six months ended June 30, 2008 as previously reported	$2,534,947	$1,283,388	$607,328	$(10,313)	$260,228	$260,228

Reclassify investment in real estate venture	(95,236)	(65,838)	(12,606)	16,792		—

Amortize leases in place			60,343		(60,343)	(60,343)

Amortize tenant relationships			158,756		(158,756)	(158,756)

Amortize tenant improvements			175,946		(175,946)	(175,946)

Adjust depreciation			(28,217)		28,217	28,217

Six months ended June 30, 2008 as restated	$2,439,711	$1,217,550	$961,550	$6,479	$(106,600)	$(106,600)

		Rental	Depreciation		Loss from
	Rental	operating	and	Other income	continuing	Net income
	income	costs	amortization	(expense)	operations	(loss)

Three months ended June 30, 2008 as previously reported	$1,270,338	$635,454	$302,675	$(8,724)	$(177,948)	$(177,948)

Reclassify investment in real estate venture	(71,450)	(51,307)	(9,045)	11,098		—

Amortize leases in place			30,006		(30,006)	(30,006)

Amortize tenant relationships			79,378		(79,378)	(79,378)

Amortize tenant improvements			87,691		(87,691)	(87,691)

Adjust depreciation			(14,109)		14,109	14,109

Three months ended June 30, 2008 as restated	$1,198,888	$584,147	$476,596	$2,374	$(360,914)	$(360,914)

	Depreciation	Loss from
	and	continuing	Net
	amortization	operations	loss

Six months ended June 30, 2007 as previously reported	$232,637	$(187,831)	$(56,292)

Depreciation and amortization adjustments resulting from reclassification of acquisition costs	95,105	(95,105)	(95,105)

Six months ended June 30, 2007 as restated	$327,742	$(282,936)	$(151,397)

	Depreciation	Loss from
	and	continuing	Net income
	amortization	operations	(loss)

Three months ended June 30, 2007 as previously reported	$158,130	$(57,022)	$3,787

Depreciation and amortization adjustments resulting from reclassification of acquisition costs	95,105	(95,105)	(95,105)

Three months ended June 30, 2007 as restated	$253,235	$(152,127)	$(91,318)

Loss per share increased from $0.04 loss per share as originally reported to $0.08 loss per share, as restated for the three months ended June 30, 2008. Income per share decreased from $0.05 income per share as originally reported to $0.03 loss per share, as restated for the six months ended June 30, 2008.
Loss per share from continuing operations increased from $0.03 loss per share as originally reported to $0.07 loss per share, as restated for the three months ended June 30, 2007. Loss per share from continuing operations increased from $0.11 loss per share as originally reported to $0.16 loss per share from continuing operations, as restated for the six months ended June 30, 2008. Loss per share for the three months ended June 30, 2007 increased from $0.01 per share as originally reported, to net loss per share of $0.05, as restated. Loss per share for the six months ended June 30, 2007 increased from $0.05 loss per share as originally reported, to loss per share of $0.10, as restated.
There were no changes to income taxes as a result of the restatements.
Condensed Statement of Cash Flows:

			Equity in
			earnings of		Accounts	Net cash
		Depreciation	investment		payable and	provided by
	Net income	and	in real estate		accrued	operating
	(loss)	amortization	ventures	Other assets	liabilities	activities

Six months ended June 30, 2008 as previously reported	$260,228	$607,328		$(105,961)	$(17,853)	$117,774

Depreciation and amortization adjustments resulting from reclassification of acquisition costs	(366,828)	366,828

Reclassify investments in real estate ventures		8,962	$(16,792)	(7,397)	15,227

Six months ended June 30, 2008 as restated	$(106,600)	$983,118	$(16,792)	$(113,358)	$(2,626)	$117,774

		Depreciation
		and
	Net loss	amortization

Six months ended June 30, 2007 as previously reported	$(56,292)	$277,455

Depreciation and amortization adjustments resulting from reclassification of acquisition costs	(95,105)	95,105

Six months ended June 30, 2007 as restated	$(151,397)	$372,560

3. SIGNIFICANT ACCOUNTING POLICIES
Property Acquisitions. The Company accounts for its acquisitions of real estate in accordance with SFAS 141 which requires the purchase price of acquired properties be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, a land purchase option, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and tenant relationships, based in each case on their fair values.
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
The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in lease intangibles, net in the accompanying condensed balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. At June 30, 2008 and 2007, the Company did not have any deferred rent for above or below market leases.
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
The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to recruit a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $119,877 and $16,771 for the three months ended June 30, 2008 and 2007, respectively. Amortization expense related to these assets was $240,085 and $16,771 for the six months ended June 30, 2008 and 2007, respectively.

Sales of Undivided Interests in Properties.
The Company accounts for profit recognition on sales of real estate in accordance with SFAS No. 66 “Accounting for Sales of Real Estate” (“SFAS 66”). Pursuant to SFAS 66, profits from sales will not be recognized under the full accrual method by the Company until certain criteria are met. A sale is a partial sale if the seller retains an equity interest in the property or has an equity interest in the buyer. Profit (the difference between the sales value and the proportionate cost of the partial interest sold) shall be recognized at the date of sale if a sale has been consummated and the following:
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
Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense, including discontinued operations, for buildings and improvements for the three months ended June 30, 2008 and 2007, was $344,254 and $240,374, respectively. Depreciation expense, including discontinued operations, for buildings and improvements for the six months ended June 30, 2008 and 2007, was $699,945 and $331,186, respectively.
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
Investment in Real Estate Ventures. The Company analyzes its investments in joint ventures to determine whether the joint venture should be accounted for under the equity method of accounting or consolidated into the financial statements based on standards set forth under SFAS Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” and Emerging Issues Task Force (“EITF”) Statement No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. Based on the guidance set forth in SFAS Interpretation No. 46(R)”. The Company has determined that the limited partners and/or tenants in common in its real estate ventures have certain protective and substantive participation rights that limit the Company’s control of the investment. Therefore, the Company’s share of its investment in real estate ventures have been accounted for under the equity method of accounting in the accompanying condensed financial statements.

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
Management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. No impairment charges were recognized for the three and six months ended June 30, 2008 or 2007.
Provision for Loan Losses. The accounting policies require the Company to maintain an allowance for estimated credit losses with respect to mortgage loans it has made based upon its evaluation of known and inherent risks associated with its lending activities. Management reflects provisions for loan losses based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates. There have been no provisions for loan losses at June 30, 2008 and 2007.
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
Certain of the Company’s leases currently contain rental increases at specified intervals, and generally accepted accounting principles require the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying condensed balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of June 30, 2008 or 2007.

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
The following is a summary of discontinued operations for the six months ended June 30, 2007:

Discontinued operations:	2007
Rental income	$251,139
Rental operating expense	74,782
Depreciation and amortization	44,818

Income from discontinued operations	$131,539

Earnings per share	$0.06

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
As a result of net losses available to common stockholders for all periods presented, the number of shares used for basic earnings per share and diluted earnings per share are the same. Weighted average options, warrants and incremental shares from convertible preferred shares with respect to a total of 956,855 shares of common stock were outstanding, but not included from the computation of diluted earnings per share in the three and six months ended June 30, 2008 as their effect was anti-dilutive. Weighted average options, warrants and incremental shares from convertible preferred shares with respect to a total of 894,992 shares of common stock were outstanding, but not included from the computation of diluted earnings per share in the three and six months ended June 30, 2007 as their effect was anti-dilutive.
Fair Value of Financial Instruments. The Company calculates the fair value of financial instruments using available market information and appropriate present value or other valuation techniques such as discounted cash flow analyses. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The derived fair value estimates cannot always be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instruments. Management believes that the carrying values reflected in the accompanying balance sheets reasonably approximate the fair values for financial instruments.
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
Recent Issued Accounting Standards. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value under U. S. generally accepted accounting principles (“GAAP”). The key changes to current practice are (1) the definition of fair value, which focuses on an exit price rather than an entry price; (2) the methods used to measure fair value, such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions, and credit standing and (3) the expanded disclosures about fair value measurements, SFAS 157 does not require any new fair value measurements. SFAS 157, as amended, was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 on January 1, 2008 and, effective for the third quarter 2008, adopted FASB Staff Position SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). The adoption of SFAS 157 and FSP SFAS 157-3 did not have a significant impact on the Company’s financial position or results of operations since the Company does not record it financial assets and liabilities at fair value.

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
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP SFAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years, and must be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the impact the adoption of the pronouncement will have on its results of operations.

4. REAL ESTATE ASSETS AND LEASE INTANGIBLES
A summary of the six properties 100% owned by the Company as of June 30, 2008 is as follows:

					Real estate
				Property	assets, net
Property Name	Date Acquired	Location	Square Footage	Description	(in thousands)
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	$6,170.2
Garden Gateway Plaza	March 2007	Colorado Springs,
		Colorado	115,052	Office	14,053.0
World Plaza	September 2007	San Bernardino,
		California	55,096	Retail	6,108.6
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	2,096.2
Sparky’s Palm Self-Storage	November 2007	San Bernardino,
		California	60,508	Self-Storage	4,622.0
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,650	Self -Storage	7,736.9

		Total real estate
		assets, net			$40,786.9

The following table sets forth the components of the Company’s investments in real estate:

	June 30,	December 31,
	2008	2007
Land	$6,844,558	$6,940,554
Buildings and other	33,655,414	34,330,636
Tenant improvements	1,804,892	1,746,852

	42,304,864	43,018,042
Less accumulated depreciation and amortization	(1,517,974)	(1,100,532)

Real estate assets, net	$40,786,890	$41,917,510

On February 22, 2008, the Company entered into a contract to purchase Waterman Plaza in San Bernardino, California with a total of approximately 21,800 rentable square feet along with approvals for building an additional 2,500 square foot building for $7.2 million. In conjunction with the agreement, the Company paid an acquisition deposit of $400,000 which is included in deposits on potential acquisitions in the accompanying condensed balance sheet at June 30, 2008. The transaction closed in August 2008.
On May 8, 2008, the Company entered into a contract to purchase a building in Escondido, California with approximately 16,000 rentable square feet for $4.9 million. In conjunction with the agreement, the Company paid an acquisition deposit of $150,000 which is included in deposits on potential acquisitions in the accompanying condensed balance sheet at June 30, 2008. The transaction closed in September 2008.
On March 17, 2008, the Company sold a 54.92% interest in the apartment building located in Cheyenne, Wyoming. The purchasers paid $1,028,083, net of transaction costs, in cash. For financial reporting purposes the gain on sale of $605,539 is shown on the condensed statement of operations.

Lease Intangibles
The weighted average amortization period for the intangible assets, In-place leases and leasing costs acquired as of June 30, 2008 was 2.8 years.
The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	June 30, 2008			December 31, 2007
	Lease	Accumulated	Lease	Lease	Accumulated	Lease
	intangibles	Amortization	intangibles, net	intangibles	Amortization	intangibles, net
In-place leases	$329,963	$(94,556)	$235,407	$329,963	$(50,116)	$279,847
Leasing costs	273,892	(78,489)	195,403	273,892	(41,600)	232,292
Tenant relationships	365,817	(185,097)	180,720	365,817	(26,341)	339,476

	$969,672	$(358,142)	$611,530	$969,672	$(118,057)	$851,615

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Estimated Aggregate
Amortization Expense
Six months ending December 31, 2008	$238,479
Year ending December 31, 2009	153,414
2010	111,684
2011	66,158
2012	28,441
2013	13,354

$611,530

5. INVESTMENT IN REAL ESTATE VENTURES
The following table sets forth the components of the Company’s investment in real estate ventures:

		Investment balance at:
	Equity Percentage	June 30, 2008	December 31, 2007
Escondido 7-11	51.4%	$711,502	$703,587
Casa Grande Apartments	45.8	352,144

		$1,063,646	$703,587

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
For the three and six months ended June 30, 2008, the Company’s share of earnings for these equity investments was $10,321 and $16,792, respectively, and is included in other income in the condensed statements of operations.
Condensed balance sheets of all entities included in investment in real estate ventures as of June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007
Real estate assets and lease intangibles	$1,063,646	$703,587

Total assets	$1,063,646	$703,587

Owner’s equity	$1,063,646	$703,587

Total liabilities and owners’ equity	$1,063,646	$703,587

The Company did not have operations from investment in real estate ventures in the three and six month periods ended June 30, 2007. Condensed statements of operations of all entities included in investment in real estate ventures for the three and six months ended June 30, 2008 are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Rental income	$71,450	$95,238
Costs and expenses:
Rental operating costs	32,432	37,921

	$39,018	$57,317

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
In October 2007, the Company originated a mortgage loan in the amount of $935,000 collateralized by a first deed of trust on the same land under development above. This mortgage loan accrues interest at 11.5% per year. The mortgage loan unpaid principal and accrued interest was due and payable on October 1, 2008. At June 30, 2008 and December 31, 2007, the principal and accrued interest was $1,002,095 and $962,478, respectively.
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

7. MORTGAGE NOTES PAYABLE

	June 30,	December 31,
	2008	2007
Mortgage note payable in monthly installments of $24,330 through July 1, 2016, including interest at a fixed rate of 6.51%, collateralized by the Havana/Parker Complex.	$3,490,274	$3,520,170
Mortgage note payable in monthly installments of $71,412 through April 5, 2014, including interest at a fixed rate of 6.08%; collateralized by the Garden Gateway Plaza. Certain obligations under the note are guaranteed by the executive officers.	10,773,120	10,872,323
Mortgage note payable in monthly installments of $27,088 through February 1, 2012, including interest at a fixed rate of 5.31%; collateralized by World Plaza.	3,590,184	3,656,363
Assumed mortgage note payable in monthly installments of $39,302 through March 10, 2008, including interest at a fixed rate of 9.506%; collateralized by Sparky’s Joshua Self-Storage, paid in full in January 2008.	—	4,371,460

	$17,853,578	$22,420,316

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

10. SEGMENTS
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
The Company’s chief operating decision maker evaluates the performance of its segments based upon net operating income. Net operating income is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes, ground leases and provisions for bad debts) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and general and administrative expenses. The accounting policies of the reportable segments are the same as those described in the Company’s Organization and Basis of Presentation footnote (see Note 1). There is no intersegment activity.
The following tables reconcile the Company’s segment activity to its combined results of operations and financial position for the three and six months ended June 30, 2008 and 2007 and as of June 30, 2008 and December 31, 2007.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(as restated)	(as restated)	(as restated)	(as restated)
Office Properties:
Rental income	$612,169	$649,069	$1,224,844	$940,810
Property and related expenses	300,256	308,433	656,104	494,334

Net operating income, as defined	311,913	340,636	568,740	446,476

Residential Properties:
Rental income	—	53,897	49,517	107,357
Property and related expenses	—	28,784	25,456	59,200

Net operating income, as defined	—	25,113	24,061	48,157

Retail Properties:
Rental income	270,685	13,515	551,336	27,030
Property and related expenses	103,299	953	194,291	953

Net operating income, as defined	167,386	12,562	357,045	26,077

Self Storage Properties:
Rental income	316,034	—	614,014	—
Property and related expenses	180,592	—	341,699	—

Net operating income, as defined	135,442	—	272,315	—

Mortgage loan activity:
Interest income	64,842	7,292	124,145	7,292

Reconciliation to Net Income Available to Common Stockholders:
Total net operating income, as defined, for reportable segments	679,583	385,603	1,346,306	528,002
Unallocated other income:
Gain on sale of real estate		9,775	605,539	9,775
Total other income	35,562	73,108	54,826	137,747
Unallocated other expenses:
General and administrative expenses	325,157	141,225	581,869	315,949
Interest expense	274,306	226,153	569,852	314,769
Depreciation and amortization	476,596	253,235	961,550	327,742

Loss from continuing operations	(360,914)	(152,127)	(106,600)	(282,936)
Income from discontinued operations	—	60,809	—	131,539

Net loss	(360,914)	(91,318)	(106,600)	(151,397)
Preferred dividends	(21,963)	(21,175)	(43,925)	(42,350)

Net loss available for common stockholders	$(382,877)	(112,493)	$(150,525)	$(193,747)

	June 30,	December 31,
	2008	2007
	(as restated)
Assets:
Office Properties:
Land, buildings and improvements, net(1)	$20,492,793	$20,787,078
Total assets(2)	21,549,689	21,899,523

Residential Property:
Land, buildings and improvements, net(1)	—	777,569
Total assets(2)	—	777,773
Investment in real estate ventures	352,144	—

Retail Properties:
Land, buildings and improvements, net(1)	9,735,911	9,760,526
Total assets(2)	9,844,005	9,825,269
Investment in real estate ventures	711,502	703,587

Self Storage Properties:
Land, buildings and improvements, net(1)	539,716	12,813,952
Total assets(2)	12,584,100	12,829,217

Mortgage loan activity:
Mortgage receivable and accrued interest	1,995,594	1,888,555
Total assets	1,995,594	1,888,555

Reconciliation to Total Assets:
Total assets for reportable segments	47,037,034	47,923,924
Other unallocated assets:
Cash and cash equivalents	10,203,149	4,880,659
Prepaid expenses and other assets, net	937,549	307,658

Total Assets	$58,177,732	$53,112,241

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.
(2)	Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	June 30,
	2008	2007
	(as restated)
Capital Expenditures:(1)
Office Properties:
Acquisition of operating properties	—	$15,002,561
Capital expenditures and tenant improvements	$162,540	337,642

Residential Property:
Capital expenditures and tenant improvements	—	18,581

Retail Properties:
Acquisition of operating properties	—	—
Capital expenditures and tenant improvements	153,769	2,136

Self Storage Properties:
Acquisition of operating properties	—	—
Capital expenditures and tenant improvements	20,563	—

Mortgage loan activity:
Loans originated	107,039	272,448

Total Reportable Segments:
Acquisition of operating properties	—	15,002,561
Capital expenditures and tenant improvements	336,872	358,359

Total real estate expenditures	336,872	15,360,920
Loan origination	107,039	272,448

(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.
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
In October 2008, the Company sold an undivided 5.99% of its interests in Garden Gateway. The purchaser paid $1.0 million, of which $0.4 million was paid in cash and $0.6 million paid in the form of a promissory note secured by the interest in the property. For financial reporting purposes, the gain of $0.1 million will be included in the statement of operations in the line item gain on sale of real estate for the year ended December 31, 2008. The Company’s remaining investment in this property will be included on the balance sheet in investment in real estate ventures and accounted for under the equity method. The deed of trust for the loan secured by Garden Gateway Plaza contains the Company’s covenant not to transfer an interest in the property. The Company advised the real estate broker of its intent to transfer an interest in the property at the time it negotiated this sale. The Company contracted to transfer the undivided interest in the property based on its belief that the lender had agreed to its transfer. The Company has not yet received the lender’s written waiver of this restriction and has contacted the lender to resolve this issue. If it does not give its waiver, the lender could claim the Company breached this covenant and pursue one or more remedies, including immediately payment of the entire loan balance. The Company believes it to be in the lender’s best interest not to do so and believes it will resolve this issue in a satisfactory manner.
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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.
The following discussion relates to our condensed financial statements and should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to materially differ from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the timing and strength of national and regional economic growth, the strength of commercial and residential markets, competitive market conditions, and fluctuations in availability and cost of construction materials and labor resulting from the effects of worldwide demand, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and an investment in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information.
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
OVERVIEW AND BACKGROUND
NetREIT (which we sometimes refer to as “we,” “us” or the “Company”) operates as a self-administered real estate investment trust (“REIT”) headquartered in San Diego County, California. We have been in a growth stage having increased capital by approximately 87.9% to $38.9 million at June 30, 2008 from $20.7 million at June 30, 2007. Our investment portfolio increased by approximately 82.5% to $45.8 million at June 30, 2008 from $25.1 million at June 30, 2007. During the six months ended June 30, 2008 rental income increased by approximately 118.2% from $1.1 million to $2.4 million due to the increase in the number of properties owned during those periods.
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

Current Developments and Trends
As discussed above, credit and real estate financing markets have experienced significant deterioration beginning in the fall of 2007. We expect this trend may continue throughout 2008 and market turbulence could increase in the commercial real estate arena.
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

Property Acquisitions. The Company accounts for its acquisitions of real estate in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” which requires the purchase price of acquired properties be allocated between the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs and the value of tenant relationships, based in each case on their fair values.
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
The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in lease intangibles, net in the accompanying balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases
The land lease acquired with the World Plaza acquisition has a fixed purchase price option cost of $181,710 at the termination of the lease in 2062. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) management valued the land option at its residual value of $1,370,000, based upon comparable land sales adjusted to present value. The difference between the strike price of the option and the recorded cost of the land purchase option is approximately $1.2 million. Accordingly, management has determined that exercise of the option is probable. The land purchase option was determined to be a contract based intangible asset associated with land. As a result, this asset has an indefinite life and is treated as a non-amortizable asset. The amount is included as land purchase option on the accompanying condensed balance sheets.
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
Sales of Undivided Interests in Properties. The Company accounts for profit recognition on sales of real estate in accordance with SFAS No. 66 “Accounting for Sales of Real Estate” (“SFAS 66”). Pursuant to SFAS 66, profits from sales will not be recognized under the full accrual method by the Company until certain criteria are met. Profit (the difference between the sales value and the proportionate cost of the partial interest sold) shall be recognized at the date of sale if a sale has been consummated and the following:
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

Intangible Assets — Lease intangibles represents the allocation of a portion of the purchase price of a property acquisition representing the estimated value of in-place leases, unamortized lease origination costs, tenant relationships and a land purchase option. Intangible assets are comprised of finite-lived and indefinite-lived assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, indefinite-lived assets are not amortized. Finite-lived intangibles are amortized over their expected useful lives. The Company assesses its intangibles and goodwill for impairment at least annually.
In accordance with SFAS 142, the Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant.
Investments in Real Estate Ventures. The Company analyzes its investments in joint ventures to determine whether the joint venture should be accounted for under the equity method of accounting or consolidated into the financial statements based on standards set forth under SFAS Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” and Emerging Issues Task Force (“EITF”) Statement No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. Based on the guidance set forth in SFAS Interpretation No. 46(R), the Company has determined that the limited partners and/or tenants in common in its real estate ventures have certain protective and substantive participation rights that limit the Company’s control of the investment. Therefore, the Company’s share of its investment in real estate ventures have been accounted for under the equity method of accounting in the accompanying condensed financial statements.
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
RECENT EVENTS HAVING SIGNIFICANT EFFECT ON RESULTS OF OPERATIONS COMPARISONS
Property Acquisitions
In March 2007, the Company acquired Garden Gateway Plaza, a 115,052 square foot office complex consisting of three buildings in Colorado Springs, Colorado for $15.1 million, including transaction costs. The purchase was funded by borrowings of $11.0 million and the remainder was funded with the Company’s funds on hand. There are approximately three months of operations included in the three and six months ended June 30, 2007 compared to the full three and six months for the periods ended June 30, 2008.
In September 2007, the Company acquired World Plaza, a 55,096 square foot retail center in San Bernardino, California for $7.7 million, including transaction costs. The purchase was funded by assumption of an existing borrowing of $3.7 million and the remainder was funded with the Company’s funds on hand. The acquisition included a land lease with a fixed purchase price option cost of $181,710 at termination of the lease in 2062. There were no operations included in the three or six month periods ended June 30, 2007, compared to the full three and six months for the periods ended June 30, 2008.
In October 2007, the Company acquired Regatta Square, a 5,983 square foot retail center in Denver, Colorado for $2.2 million, including transaction costs. The purchase was funded with the Company funds on hand. There were no operations included in the three and six month periods ended June 30, 2007, compared to the full three and six months for the periods ended June 30, 2008.
In November 2007, the Company acquired Sparky’s Palm Self-Storage, a 495 unit/60,508 square foot self storage property in San Bernardino, California for $4.8 million, including transaction costs. The purchase was funded with the Company’s funds on hand. There were no operations included in the three and six month periods ended June 30, 2007, compared to the full three and six months for the periods ended June 30, 2008.
In December 2007, the Company acquired Sparky’s Joshua Self-Storage, a 789 unit/149,650 square foot self storage property in Hesperia, California for $8.0 million, including transaction costs. The purchase was funded by assumption of an existing borrowing of $4.4 million and the remainder was funded with the Company’s funds on hand. There were no operations included in the three and six month periods ended June 30, 2007, compared to the full three and six months for the periods ended June 30, 2008.
Property Sales
In March 2008, the Company sold an undivided 54.92% of its interest in Casa Grande Apartments. The buyers paid $1.0 million, net of transaction costs, in cash. For financial reporting purposes, the gain of $0.6 million is included in the condensed statement of operations in the line item gain on sale of real estate for the three and six months ended June 30, 2008. The Company’s remaining investment in this property is included on the condensed balance sheet in investment in real estate ventures and accounted for under the equity method.

On May 1, 2008, NetREIT and the co-owner to the 7-Eleven property, a non-related person, formed NetREIT 01 LP, a California limited partnership with NetREIT as a general partner, to manage the operation of the Escondido 7-Eleven property. NetREIT contributed its 51.4% interest in the property to the partnership for its general partner interest, and the co-owner contributed its 48.6% interest for the limited partner interest. The limited partner, in its discretion, may convert its limited partner interest into $719,533 of NetREIT common stock at $9.30 per share at anytime after September 30, 2008. After December 31, 2012, NetREIT may, but is not obligated to, exchange its common stock for the limited partner interest on the same terms. The portion of the results of operations of NetREIT 01 LP for the period from May 1, 2008 to June 30, 2008 attributable to the minority owner were not significant and is included in rental operating costs in the accompanying condensed statements of operations for the three and six months ended June 30, 2008.
Sale of real estate
There were no dispositions of real estate during the three months ended June 30, 2008. On March 17, 2008, the Company sold a 54.92% interest in Casa Grande Apartments. The two purchasers paid $1,028,083, net of transaction costs, in cash. For financial reporting purposes, during the six months ended June 30, 2008 the gain on sale of $605,539 is shown on the condensed statement of operations. We anticipate selling interests in other properties to buyers who need a Code Section 1031 tax deferred exchange during in the future.
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
Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007

	Three Months Ended June 30,		Dollar	Percentage
	2008	2007	Change	Change
Net operating income, as defined
Office Properties	$311,913	$340,636	$(28,723)	(8.4%)
Retail Properties	167,386	12,562	154,824	1,232.5%
Residential Property	—	25,113	(25,113)	(100.0%)
Self Storage Properties	135,442	—	135,442	100.0%
Mortgage Receivable	64,842	7,292	57,550	789.2%

Total Portfolio	$679,583	$385,603	$293,980	76.2%

Reconciliation of Net Loss Available for Common Stockholders:
Net operating income, as defined for reportable segments	$679,583	$385,603	$293,980	76.2%
Other expenses:
General and administrative expenses	(325,157)	(141,225)	183,932	130.2%
Interest expenses	(274,306)	(226,153)	48,153	21.3%
Depreciation and amortization	(476,596)	(253,235)	223,361	88.2%
Gain on sale of real estate	—	9,775	(9,775)	(100. %)
Total other income	35,562	73,108	(37,546)	(51.4%)

Loss from continuing operations before minority interests	(360,914)	(152,127)	(208,787)	(137.2%)
Income from discontinued operations	—	60,809	(60,809)	(100.0%)

Net loss	(360,914)	(91,318)	(269,596)	(295.2%)
Preferred dividends	(21,963)	(21,175)	788	(3.7%)

Net loss available for common stockholders	$(382,877)	$(112,493)	$(270,384)	(240.4%)

Revenues
Rental revenue from continuing operations for the three months ended June 30, 2008 was $1,198,888 versus $716,481 for same period in 2007, an increase of $482,407, or 67.3%. The increase in rental revenue in 2008 compared to 2007 is primarily attributable to:
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

•
A reduction of rental income of $71,450 for two properties (7-11 Escondido and Casa Grande Apartments) that are accounted for under the equity method from the date of partial sales of undivided interests in the properties. The Company reports only its share of net earnings from these properties.

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

Rental Operating Expenses
Rental operating expense from continuing operations was $584,147 for the three months ended June 30, 2008 versus $338,170 for same period in 2007, an increase of $245,977, or 72.7%. The increase in operating expense in 2008 compared to 2007 is attributable primarily to the same reasons that rental revenue increased. However, the operating expense as a percentage rental income was 48.7% for 2008 versus 47.2% in 2007. The increase in number of properties and diversification of type of properties has resulted in the higher operating expense percentage. In particular the operating expenses of the self storage properties added in 2008 averaged approximately 56% due to the increased administrative demands of such properties compared to office or retail properties. Rental operating expenses are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2007 for an entire period and future acquisitions or real estate assets.
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
General and administrative expenses increased by approximately $183,932 to $325,157 during the three months ended June 30, 2008 compared to $141,225 during the same period in 2007. In 2008, general and administrative expenses as a percentage of total revenue were 27.1% as compared to 19.7% in 2007. In comparing our general and administrative expenses with other REITs one should take into consideration that we are a self administered REIT and, therefore, these expenses are usually higher. Accordingly, all of our expenses related to acquisitions, due diligence performed by our officers and employees is charged as general and administrative expense as incurred rather than being capitalized as part of the cost of real property acquired. The increase in general and administrative expenses during 2008 and 2007 was primarily due to the increase in our capital, the size of our real estate portfolio and the requirement that the Company register with the Securities and Exchange Commission (“SEC”). The primary increase was in employee costs and professional fees related to the registration. During the three months in 2008 employee and director compensation was approximately $163,000 compared to $73,000 during the same period in 2007. The number of full-time administrative employees at June 30, 2008 and 2007 was 8 and 6, respectively. We anticipate an increase in staff and compensation costs as our capital and portfolio continue to increase; however, we anticipate that these costs as a percentage of total revenue will decline. Approximately $89,000 of the increase was due to the cost of the 2007 audit and the need to re-audit 2006 to meet the filing requirements of the SEC and the cost of engaging a Sarbanes-Oxley consulting firm to perform a risk assessment and analysis of the Company’s internal control in order to meet the requirements of a company registered under the Securities and Exchange Act of 1934 (the “1934 Act”). Approximately $20,000 of the increase was due to legal expenses in connection with the filing or the registration statement and other reports with the SEC. We expect these expenses to increase due to the one time charge for re-audit of 2006 and 2007 resulting in restating and filing amended reports for the year ended 2007 and the quarters ended March 31, 2008 and June 30, 2008. Additionally, we anticipate additional audit and accounting costs related to property acquisitions due to filing requirements of the SEC.

Net Loss Available to Common Stockholders
Net loss available to common stockholders was $382,877 during the three months ended June 30, 2008, as compared to a loss of $112,493 during the same period in 2007. The increase in the loss is primarily related to the increase in general and administrative expenses. The general and administrative expenses will not increase to the same degree and we estimate that the addition of the property acquired subsequent to June 30, 2008 will eventually make up the deficit.
Comparison of six months ended June 30, 2008 to six months ended June 30, 2007

	Six Months Ended
	June 30,		Dollar	Percentage
	2008	2007	Change	Change
Net operating income, as defined
Office Properties	$568,740	$446,476	$122,264	27.4%
Retail Properties	357,045	26,077	330,968	1,269.2%
Residential Property	24,061	48,157	(24,096)	(50.0%)
Self Storage Properties	272,315	—	272,315	100.0%
Mortgage Receivable	124,145	7,292	116,853	1602.5%

Total Portfolio	$1,346,306	$528,002	$818,304	155.0%

Reconciliation of Net Loss Available for Common Stockholders:
Net operating income, as defined for reportable segments	$1,346,306	$528,002	$818,304	155.0%
Other expenses:
General and administrative expenses	(581,869)	(315,949)	(265,920)	84.2%
Interest expenses	(569,852)	(314,769)	(255,083)	81.0%
Depreciation and amortization	(961,550)	(327,742)	(633,808)	193.4%
Gain on sale of real estate	605,539	9,775	595,764	6094.8%
Total other income	54,826	137,747	(82,921)	(60.2%)

Loss from continuing operations before minority interests	(106,600)	(282,936)	176,336	62.3%
Income from discontinued operations	—	131,539	(131,359)	(100.0%)

Net loss	(106,600)	(151,397)	44,797	29.6%
Preferred dividends	(43,925)	(42,350)	1,575	(3.7%)

Net loss available for common stockholders	$(150,525)	$(193,747)	$43,222	22.3%

Revenues
Rental revenue from continuing operations for the six months ended June 30, 2008 was $2,439,711 versus $1,075,197 for same period in 2007, an increase of $1,364,514, or 126.9%. The increase in rental revenue in 2008 compared to 2007 is primarily attributable to:
•	The five properties acquired by NetREIT in 2007, which generated $1,510,288 of rent revenue during the six months ended June 30, 2008.
•	The Havana/Parker Complex acquired in June 2006 which decreased approximately $62,000 in the six months ended June 30, 2008 compared to the same period in 2007.
•	A reduction of rental revenues of $95,236 for two properties (7-11 Escondido and Casa Grande Apartments) that are being accounted for using the equity method of accounting.
Rental revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during late 2007 for an entire year and subsequent acquisitions in the second half of 2008 and early 2009. Four of the properties acquired in 2007 were purchased in the third and fourth quarters of 2007. On an annualized basis, the rental revenues of these four properties should increase revenues by approximately $1,100,000 during the third and fourth quarters of 2008.
Interest income from mortgage loans was a new activity during the six months in 2007 and accounted for approximately $124,145 of interest income during the six months ended June 30, 2008 compared to $2,116 during the same period ended June 30, 2007. We do not anticipate making any more mortgage loans.
The remainder of the interest income in 2008 is from cash equivalents which decreased to $48,348 in 2008 compared to $137,617 in 2007. The average balance of cash equivalents held during the six months of 2008 was approximately $5.4 million compared to $6.7 million during the same period in 2007 and the rates earned on short term investments of cash decreased from approximately 4% in 2007 to 2% in 2008. The cash equivalent balance fluctuates depending on the closing dates of acquisitions that are hard to anticipate. Due to the low rates on short term investments we have arranged a line of credit in connection with the acquisition of the Executive Office Plaza of $6,597,500 at a fixed rate of 6.25%. We expect to reduce this loan with excess cash and increase the loan as we close additional acquisitions thereby increasing the yield on excess cash in the future.
Rental Operating Expenses
Rental operating expense from continuing operations was $1,217,550 for the six months ended June 30, 2008 compared to $554,487 for same period in 2007, an increase of $663,063, or 119.6%. The increase in operating expense in 2008 compared to 2007 is primarily attributable to the same reasons that rental revenue increased. However, the operating expense as a percentage rental income was 49.9% for 2008 versus 51.6% in 2007. The increase in number of properties and diversification of type of properties has resulted in a lower operating expense percentage. Rental operating expenses are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2007 for an entire period and future acquisitions or real estate assets.
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

The following is a summary of our interest expense on loans, including the interest and amortization of deferred financing costs reported in the discontinued operations on the condensed statement of operations for the six months ended June 30, 2008 and 2007.

	2008	2007

Interest on the Garden Gateway Plaza	$115,285	$118,516
Interest on the Havana/Parker Complex	328,767	194,828
Interest on the Palm Self-Storage	96,055	—
Interest on the Joshua’s Self-Storage	9,543	—
Amortization of deferred financing costs	20,202	1,425

Interest Expense	$569,852	$314,769

At June 30, 2008, the weighted average interest rate on our mortgage loans of $17,853,578 was 6.01%
General and Administrative Expenses
General and administrative expenses increased by approximately $265,920 to $581,869 during the six months ended June 30, 2008 compared to $315,949 during the same period in 2007. In 2008, general and administrative expenses as a percentage of total revenue were 23.8% as compared to 29.4% in 2007. In comparing our general and administrative expenses with other REITs one should take into consideration that we are a self administered REIT and, therefore, these expenses are usually higher. Accordingly, all of our expenses related to acquisitions, due diligence performed by our officers and employees is charged as general and administrative expense as incurred rather than being capitalized as part of the cost of the real estate acquired. The increase in general and administrative expenses during 2008 and 2007 was primarily due to the increase in our capital, the size of our real estate portfolio and the requirement to become registered under the 1934 Act. The primary increase was in employee costs and professional fees. During the six months in 2008, employee and director compensation was approximately $317,000 compared to $201,000 during the same period in 2007. The number of full-time employees at June 30, 2008 and 2007 was 8 and 6, respectively. We anticipate an increase in staff and compensation costs as our capital and portfolio continue to increase, however, we anticipate that these costs as a percentage of total revenue will continue to decline. Approximately $130,000 of the increase was due to SEC filing expenses, the audit expense for the 2007 audit and the need to re-audit 2006 to meet the SEC requirements and the expense of hiring a Sarbanes-Oxley consulting firm to advise us on risk assessment and analysis of the company’s internal control in order to meet the requirements of a 1934 Act registered company. Approximately $28,000 of the increase was due to legal expense in connection with filing the registration and other reports with the SEC. We expect these expenses to decrease due to the one time charge for re-audit of 2006 and the original risk assessment and the first time filing expense portion of the SEC filings, however the audit fee will increase as we add more properties.
Net Loss Available to Common Stockholders
Net loss available to common stockholders was ($150,525) for the six months ended June 30, 2008, as compared to a loss of ($193,747) in the same period in 2007. The net loss in 2008 included a gain on sale of real estate that if excluded there would have been a loss of $756,064. The net loss in 2007 includes income from discontinued operation that if excluded there would have been a loss of $62,208. The increase in the loss during a time that revenue from properties increased is due to the increase in general and administrative expenses. We do not expect the general and administrative expenses to increase to the same degree and we estimate that the addition of the properties acquired subsequent to June 30 will continue to make up the deficit.
Non-GAAP Supplemental Financial Measure: Interest Coverage Ratio
Our interest coverage ratio for 2008 was 1.61 times and for 2007 was 2.62 times. Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded to discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculations of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities on our condensed statements of cash flows to our interest coverage amount for the six months ended June 30, 2008 and 2007.

	2008	2007

Net cash provided by operating activities	$117,774	$11,721
Interest and amortized financing expense	569,852	314,769
Changes in operating assets and liabilities:
Receivables and other assets	176,831	347,116
Accounts payable, accrued expenses and other liabilities	20,346	147,449

Interest coverage amount	$884,803	821,055

Divided by interest expense	$549,650	$313,344

Interest coverage ratio	1.61	2.62

Interest expense includes interest expense recorded to “income from discontinued operations” in our condensed statements of operations.
Non-GAAP Supplemental Financial Measure: Fixed Charge Coverage Ratio
Our fixed charge coverage ratio for 2008 was 1.49 times and for 2007 was 2.31 times. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments.
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
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2008 was approximately $49,000, which consisted of net proceeds of approximately $1.0 million from the sale of a 54.9% undivided interest in the Casa Grande Apartments offset primarily by $0.3 million of funds spent on capital improvements to newly acquired properties and $0.8 million for deposits on potential acquisitions as compared to net cash used in investing activities during the six months ended June 30, 2007 of approximately $16 million which consisted primarily of the purchase of the Garden Gateway Plaza of $15 million.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2008 was approximately $5.3 million, which primarily consisted of $10.4 million net proceeds from issuance of common stock offset by $4.6 million of principal repayments of the mortgage on the Sparky’s Joshua Self-Storage loan and other mortgage payments and dividend payments of approximately $0.6 million. Net cash provided by financing activities for the six months ended June 30, 2007 was approximately $19.1 million, which consisted of the proceeds received from the long-term financing of the Garden Gateway Plaza totaling $11 million, the net proceeds from the offering of common stock and preferred stock of approximately $8.5 million partially offset by dividend payments of approximately $.4 million.
Operating Activities
Net cash provided by operating activities in 2008 was approximately $118,000 primarily as a result of net income before depreciation expense of approximately $877,000, less the gain on sale of a 54.92% undivided interest in the Casa Grande Apartments for approximately $606,000.

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

	Payment Due by Period
	Less than			More than
	1 Year	1 – 3 years	3 – 5 Years	5 Years
	(2008)	(2009-2010)	(2011-2012)	(After 2011)	Total
Principal payments—secured debt	$201,113	$867,723	$3,884,223	$12,900,519	$17,853,578
Interest payments—fixed-rate debt	535,867	2,080,199	1,826,661	1,489,367	5,932,094
Ground lease obligation (1)	10,020	40,080	41,194	1,159,114	1,250,408
Purchase commitments (2)	22,350,000	—	—	—	22,350,000

Total	$23,097,000	$2,988,002	$5,752,078	$15,549,000	$47,386,080

(1)	Lease obligations represent the ground lease payments due on our World Plaza Center property. The lease expires in 2062.

(2)	Purchase commitments represent three properties that we have contracts to purchase as of June 30, 2008.
Capital Commitments
We currently project that we could spend an additional $500,000 to $800,000 in capital improvements, tenant improvements, and leasing costs for properties within our stabilized portfolio during the next twelve months, depending on leasing activity. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties, the term of the leases, the type of leases, the involvement of external leasing agents and overall market conditions. We have impounds with lending institutions of $500,000, included in Restricted Cash in the accompanying condensed balance sheet, reserved for these tenant improvement, capital expenditures and leasing costs.

Other Liquidity Needs
We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to continue to make, but have not contractually bound ourselves to make, regular quarterly distributions to common stockholders and preferred stockholders from cash flow from operating activities. All such distributions are at the discretion of our Board. We may be required to use borrowings, if necessary, to meet REIT distribution requirements and maintain our REIT status. We have historically distributed amounts in excess of the taxable income resulting in a return of capital to our stockholders, and currently have the ability to not increase our distributions to meet our REIT requirement for 2008. We consider market factors and our historical and anticipated performance in addition to REIT requirements in determining our distribution levels. On April 30 and July 31, 2008, we paid a regular quarterly cash dividends to stockholders of $0.147 and $0.14775 per common share, a total of $1,325,521 of which $683,132 was reinvested in shares of company common stock. This dividend is equivalent to an annual rate of $0.588 per share. In addition, on April 10 and July 10, 2008 we paid the quarterly distributions to our Series AA Preferred stockholders of $43,926 of which $6,400 was reinvested in shares of company common stock.
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
Non-GAAP Supplemental Financial Measure: Funds From Operations (“FFO”)
Management believes that FFO is a useful supplemental measure of our operating performance. We compute FFO under the definition outlined by the National Association of Real Estate Investment Trust (“NAREIT”). NAREIT defines FFO as net income (loss) computed in accordance with accounting principles generally accepted in the United States (“GAAP”), plus depreciation and amortization of real estate assets (excluding amortization of deferred financing costs and depreciation of non-real estate assets) reduced by gains and losses from sales of depreciable operating property and extraordinary items, as defined by GAAP. Other REITs may use different methodologies for calculating FFO, and accordingly, our FFO may not be comparable to other REITs.
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

The following table presents our FFO for the three and six months ended June 30, 2008 and 2007:

	Three months ended		Six months ended
	June 30		June 30,
	2008	2007	2008	2007
Net loss	$(360,914)	$(91,318)	$(106,600)	$(151,397)
Adjustments:
Preferred stock dividends	(21,963)	(21,175)	(43,925)	(42,350)
Gain on sale of real estate	—	(9,775)	(605,539)	(9,775)
Depreciation and amortization of real estate	476,596	275,687	961,550	372,560
Amortization of finance charges	4,976	713	20,202	1,425

Funds From Operations	$98,695	$154,132	$225,688	$170,463

Inflation
Since the majority of our leases require tenants to pay most operating expenses, including real estate taxes, utilities, insurance, and increases in common area maintenance expenses, we do not believe our exposure to increases in costs and operating expenses resulting from inflation would be material.
Recent Issued Accounting Standards. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value under U. S. generally accepted accounting principles (“GAAP”). The key changes to current practice are (1) the definition of fair value, which focuses on an exit price rather than an entry price; (2) the methods used to measure fair value, such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions, and credit standing and (3) the expanded disclosures about fair value measurements, SFAS 157 does not require any new fair value measurements. SFAS 157, as amended, was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 on January 1, 2008 and, effective for the third quarter 2008, adopted FASB Staff Position SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). The adoption of SFAS 157 and FSP SFAS 157-3 did not have a significant impact on the Company’s financial position or results of operations.
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
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP SFAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years, and must be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the impact the adoption of the pronouncement will have on its results of operations.
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
See notes to the accompanying Condensed Financial Statements for a Schedule of the Segment Reconciliation to Net Loss Available to Common Stockholders.

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
Following such reconsideration, we have concluded that we did not correctly apply generally accepted accounting principles as they related to accounting for acquisitions under SFAS 141 and our investment in real estate ventures because our accounting staff did not have adequate training or expertise on the proper application of the specific accounting principles at the time the financial statements contained in the 2007 Form 10 were originally prepared and filed. As a result of this inadequacy, we have further concluded that there was a material weakness in our internal control over financial reporting with respect to the application of generally accepted accounting principles as they related to accounting for acquisitions and, as a result, our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2007. However, we have concluded that the lack of adequate training or expertise of our accounting staff was limited to the application of SFAS 141 and accounting for investments in real estate ventures and the material weakness in our internal control over financial reporting and related inadequacy of our disclosure controls and procedures did not otherwise affect the preparation of our financial statements in accordance with generally accepted accounting principles. In addition, because we did not identify the above-described material weakness until the third quarter of 2008, we have concluded that our disclosure controls and procedures were not effective in the periods covered by, and as asserted in, our quarterly reports on Form 10-Q for the periods ended March 31 and June 30, 2008.
During 2008, we made a number of improvements to our internal accounting resources through the addition of a Vice President Finance with over 30 years experience in finance and accounting including the application of SFAS 141 and accounting for investments in real estate ventures in an effort to minimize financial reporting deficiencies in the future. The Company delayed filing the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 until this material weakness was remediated. Therefore, our management, including our principal executive officer and principal financial officer, have determined that the material weakness in our internal control over financial reporting and the related inadequacy in our disclosure controls and procedures that existed as of June 30, 2008 have since been remedied.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the changes described above under “Disclosure Controls and Procedures.”

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

31.1*
Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008.

31.2*
Certification of the Company’s Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008.

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