Form 10-Q
period 2008-09-30
NETREIT
filed 2009-05-13
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period from                      to
001-34049
(Commission file No.)
NetREIT
(Exact name of registrant as specified in its charter)

CALIFORNIA	33-0841255
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1282 Pacific Oaks Place, Escondido, California 92029
(Address of principal executive offices)

(760) 471-8536
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☐.
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

NetREIT
Condensed Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)
ASSETS
Real estate assets, net	$61,925,695	$41,917,510
Lease intangibles, net	1,087,202	851,615
Land purchase option	1,370,000	1,370,000
Investment in real estate ventures	1,028,086	703,587
Mortgages receivable and interest	2,062,368	1,888,555
Cash and cash equivalents	292,227	4,880,659
Restricted cash	665,076	697,894
Tenant receivables, net	113,191	42,636
Due from related party	38,584	118,447
Deferred rent receivable	168,062	112,268
Deferred stock issuance costs	111,148	179,462
Deposits on potential acquisitions	75,000	—
Other assets, net	837,405	349,608

TOTAL ASSETS	$69,774,044	$53,112,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$24,951,573	$22,420,316
Accounts payable and accrued liabilities	1,148,327	844,549
Dividends payable	395,755	296,790
Tenant security deposits	262,418	272,681

Total liabilities	26,758,073	23,834,336

Commitments and contingencies

Stockholders’ equity:
Undesignated preferred stock, no par value, shares authorized: 8,995,000, no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Series A preferred stock, no par value, shares authorized: 5,000, no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Convertible Series AA preferred stock, no par value, $25 liquidating preference, shares authorized: 1,000,000; 50,200 shares issued and outstanding at September 30, 2008 and December 31, 2007, liquidating value of $1,255,000	1,028,916	1,028,916
Common stock Series A, no par value, shares authorized: 100,000,000; 5,797,227 and 3,835,958 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	47,915,505	31,299,331
Common stock Series B, no par value, shares authorized: 1,000, no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Additional paid-in capital	433,204	433,204
Dividends paid in excess of accumulated earnings	(6,361,654)	(3,483,546)

Total stockholders’ equity	43,015,971	29,277,905

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,774,044	$53,112,241

See notes to unaudited condensed financial statements.

NetREIT
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Rental income	$1,469,945	$701,204	$3,909,656	$1,776,401

Costs and expenses:
Interest	376,920	229,534	946,772	544,303
Rental operating costs	735,480	359,293	1,953,030	913,780
General and administrative	360,327	151,602	942,196	467,551
Depreciation and amortization	636,252	241,411	1,597,802	569,153

Total costs and expenses	2,108,979	981,840	5,439,800	2,494,787

Other income (expense):
Interest income	84,981	137,815	257,473	277,548
Gain on sale of real estate	—	—	605,539	9,775
Equity in earnings of real estate ventures	10,257	1,366	27,825	1,366
Other income (expense)	776	—	(10,313)	5,306

Total other income	96,014	139,181	880,524	293,995

Loss from continuing operations	(543,020)	(141,455)	(649,620)	(424,391)

Discontinued operations:
Income from discontinued operations	—	65,885	—	197,424

Net loss	(543,020)	(75,570)	(649,620)	(226,967)

Preferred stock dividends	(21,963)	(23,538)	(65,888)	(65,888)

Net loss attributable to common stockholders	$(564,983)	$(99,108)	$(715,508)	$(292,855)

Loss attributable to common stockholders — basic and diluted:
Loss from continuing operations	$(0.10)	$(0.05)	$(0.15)	$(0.21)
Income from discontinued operations		0.02		0.08

Loss per common share	$(0.10)	$(0.03)	$(0.15)	$(0.13)

Weighted average number of common shares outstanding — basic and diluted	5,411,227	3,021,060	4,728,243	2,315,639

See notes to unaudited condensed financial statements.

NetREIT
Condensed Statement of Stockholders’ Equity
Nine months ended September 30, 2008
(Unaudited)

	Series AA				Additional	Dividends Paid in Excess of
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2007	50,200	$1,028,916	3,835,958	$31,299,331	$433,204	$(3,483,546)	$29,277,905

Sale of common stock at $10 per share			1,830,184	18,301,839			18,301,839

Stock issuance costs				(2,876,971)			(2,876,971)

Repurchase of common stock			(7,227)	(61,827)			(61,827)

Reinvestment of cash dividends			71,913	683,590			683,590

Exercise of stock options			17,136	101,979			101,979

Exercise of warrants			485	4,530			4,530

Dividends reinvested on restricted stock			1,581	15,052			15,052

Vesting of restricted stock outstanding			200	2,000			2,000

Net loss						(649,620)	(649,620)

Dividends paid						(1,386,751)	(1,386,751)

Dividends (declared)/reinvested			46,997	445,982		(841,737)	(395,755)

Balance, September 30, 2008	50,200	$1,028,916	5,797,227	$47,915,505	$433,204	$(6,361,654)	$43,015,971

See notes to unaudited condensed financial statements.

NetREIT
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(649,620)	$(226,967)
Adjustments to reconcile net loss to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	1,597,802	642,223
Stock compensation	2,000
Gain on sale of real estate	(605,539)	(9,775)
Bad debts	34,121
Distributions from real estate ventures in excess of earnings	48,330
Equity in earnings of real estate ventures	(27,825)	(1,366)
Changes in operating assets and liabilities:
Deferred rent receivable	(55,794)	(63,087)
Tenant receivables	(104,676)	(39,567)
Other assets	(549,452)	470,145
Accounts payable and accrued liabilities	302,440	144,944
Due from related party	79,863	(44,167)
Tenant security deposits	(10,263)	179,896

Net cash provided by operating activities	61,387	1,052,279

Cash flows from investing activities:
Real estate investments	(22,570,458)	(23,284,209)
Deposits on potential acquisitions	(75,000)
Net proceeds received from sale of real estate	1,028,083
Issuance of mortgages receivable	(173,813)	(398,246)
Restricted cash	32,818	(442,676)
Proceeds from short-term investments	22,991	20,995

Net cash used in investing activities	(21,735,379)	(24,104,136)

Cash flows from financing activities:
Proceeds from mortgage notes payable	10,447,500	14,675,750
Repayment of mortgage notes payable	(7,916,243)	(117,566)
Net proceeds from issuance of common stock	15,424,868	11,819,479
Repurchase of common stock	(61,827)	(38,459)
Exercise of stock options	101,979	82,558
Exercise of warrants	4,530
Deferred stock issuance costs	68,314	(94,571)
Dividends paid	(983,561)	(612,753)

Net cash provided by financing activities	17,085,560	25,714,438

Net increase (decrease) in cash and cash equivalents	(4,588,432)	2,662,581

Cash and cash equivalents:
Beginning of period	4,880,659	5,783,283

End of period	$292,227	$8,445,864

Supplemental disclosure of cash flow information:
Interest paid	$899,961	$462,162

Non cash investing and financing activities:
Reinvestment of cash dividend	$1,144,624	$670,068

Reclassification of real estate to investment in real estate ventures	$345,005	$699,876

Accrual of dividends	$395,755

See notes to unaudited condensed financial statements.

NetREIT
Notes to Condensed Financial Statements
1. ORGANIZATION AND BASIS OF PRESENTATION
NetREIT (the “Company”) was incorporated in the State of California on January 28, 1999 for the purpose of investing in real estate properties. The Company qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, (the “Code”) commenced operations with capital provided by its private placement offering of its equity securities in 1999.
The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, retail, self-storage properties and residential properties located in the western United States. The Company also invests in mortgage loans.
As of September 30, 2008, the Company owned or had an equity interest in four office buildings (“Office Properties”) which total approximately 298,000 rentable square feet, three retail shopping centers and a single tenant retail property (“Retail Properties”) which total approximately 85,000 rentable square feet, one 39 unit apartment building (“Residential Properties”), and two self storage facilities (“Self Storage Properties”) which total approximately 210,000 rentable square feet.
Basis of Presentation. The accompanying interim condensed financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying interim condensed financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s registration statement on Form 10 for the year ended December 31, 2007 filed with the SEC on May 6, 2008 and subsequently amended. The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements included in the Form 10.
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
The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in lease intangibles, net in the accompanying condensed balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. As of September 30, 2008, the unamortized balance of below market leases was $39,291. As of September 30, 2007, the Company did not have any deferred rent for above or below market leases.

The land lease acquired with the World Plaza acquisition in 2007 has a fixed purchase price option cost of $181,710 at the termination of the lease in 2062. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) management valued the land option at its residual value of $1,370,000, based upon comparable land sales adjusted to present value. The difference between the strike price of the option and the recorded cost of the land purchase option is approximately $1.2 million. Accordingly, management has determined that exercise of the option is considered probable. The land purchase option was determined to be a contract based intangible asset associated with the land. As a result, this asset has an indefinite life and is treated as a non-amortizable asset. The amount is included as land purchase option on the accompanying condensed balance sheets.
The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to recruit a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $151,094 and $24,572 for the three months ended September 30, 2008 and 2007, respectively. Amortization expense related to these assets was $391,179 and $51,835 for the nine months ended September 30, 2008 and 2007, respectively.
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
Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense, including discontinued operations, for buildings and improvements for the three months ended September 30, 2008 and 2007, was $468,015 and $325,972, respectively. Depreciation expense, including discontinued operations, for buildings and improvements for the nine months ended September 30, 2008 and 2007, was $1,167,960 and $562,054, respectively.
Intangible Assets —Lease intangibles represents the allocation of a portion of the purchase price of a property acquisition representing the estimated value of in-place leases, unamortized lease origination costs, tenant relationships and a land purchase option. Intangible assets are comprised of finite-lived and indefinite-lived assets. In accordance with SFAS 142, indefinite-lived assets are not amortized. Finite-lived intangibles are amortized over their expected useful lives. The Company assesses its intangibles and goodwill for impairment at least annually.

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
Management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. No impairment charges were recognized for the nine months ended September 30, 2008 or 2007.
Provision for Loan Losses. The accounting policies require the Company to maintain an allowance for estimated credit losses with respect to mortgage loans it has made based upon its evaluation of known and inherent risks associated with its lending activities. Management reflects provisions for loan losses based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates. There have been no provisions for loan losses at September 30, 2008 and 2007.
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
Certain of the Company’s leases currently contain rental increases at specified intervals, and generally accepted accounting principles require the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying condensed balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of September 30, 2008 or December 31, 2007.

Discontinued Operations and Properties. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), the income or loss and net gain or loss on dispositions of operating properties and the income or loss on all properties classified as held for sale are reflected in the statements of operations as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria, set forth under SFAS 144, are met. At such time, the Company presents the respective assets and liabilities separately on the balance sheets and ceases to record depreciation and amortization expense. As of September 30, 2008 and December 31, 2007, the Company did not have any properties classified as held for sale.
The following is a summary of discontinued operations for the nine months ended September 30, 2007:

Discontinued operations:	2007

Rental income	$390,143

Rental operating expense	124,915

Depreciation and amortization	67,804

Total income from discontinued operations	$197,424

Earnings per share	$.08

Impairment. The Company accounts for the impairment of real estate in accordance with SFAS 144 which requires that the Company review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at September 30, 2008 and December 31, 2007.
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
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return, and provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective for the fiscal year beginning January 1, 2007, and the adoption had no impact on the Company’s results of operations.
Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things.
The Company believes that it has met all of the REIT distribution and technical requirements for the nine months ended September 30, 2008 and for the year ended December 31, 2007.

Stock Options. In December 2004, the FASB approved the revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and issued the revised SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). In April 2005, the effective date of adoption was changed from interim periods ending after June 15, 2005 to annual periods beginning after June 15, 2005. SFAS 123(R) effectively replaces SFAS 123, and supersedes Accounting Principles Board Opinion No. 25. SFAS 123(R) was effective for awards that are granted, modified, or settled in cash for annual periods beginning after June 15, 2005. The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective approach. Under the modified prospective approach, stock-based compensation expense is recorded for the unvested portion of previously issued awards that remained outstanding at January 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS 123. SFAS 123(R) also requires that all share-based payments to employees after January 1, 2006, including employee stock options, be recognized in the financial statements as stock-based compensation expense based on the fair value on the date of grant.
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
The following is a reconciliation of the denominator of the basic earnings per common share computation to the denominator of the diluted earnings per common share computations, for the three and nine months ended September 30, 2008 and 2007:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted average shares used for Basic EPS	5,411,227	3,021,060	4,728,243	2,315,639

Incremental shares from share-based compensation	—	—	—	—

Incremental shares from conversion of NetREIT 01 LP Partnership	—	—	—	—

Incremental shares from convertible preferred and warrants	—	—	—	—

Adjusted weighted average shares used for Diluted EPS	5,411,227	3,021,060	4,728,243	2,315,639

Weighted average shares from share based compensation, shares from conversion of NetREIT 01 LP Partnership and shares from convertible preferred and warrants with respect to a total of 958,177 shares of common stock for the three and nine months ended September 30, 2008, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive. Weighted average shares from share based compensation and shares from convertible preferred and warrants with respect to a total of 898,592 shares of common stock for the three and nine months ended September 30, 2007, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

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
Segments. SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for the way that public entities report information about operating segments in their financial statements. The Company acquires and operates income producing properties including office properties, residential properties, retail properties and self storage properties and invests in real estate assets, including real estate loans, and as a result, the Company operates in five business segments. See Note 9 “Segment Information”.
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

EITF 07-06 was effective for new arrangements in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 07-06 did not have a significant impact on the Company’s financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141R is effective for business combinations beginning January 1, 2009. The Company has evaluated the impact that SFAS 141R will have on its future financial statements and believes that the impact on expenses related to acquisitions will not be material as it is traditional for the property seller to pay significant costs such as broker commissions.
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

3. REAL ESTATE ASSETS AND LEASE INTANGIBLES
A summary of the nine properties 100% owned by the Company as of September 30, 2008 is as follows:

					Real estate
					assets, net
			Square	Property	(in
Property Name	Date Acquired	Location	Footage	Description	thousands)
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	$6,164.4
Garden Gateway	March 2007	Colorado Springs, Colorado	115,052	Office	13,947.4
World Plaza	September 2007	San Bernardino, California	55,096	Retail	6,059.7
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	2,085.2
Sparky’s Palm Self-Storage	November 2007	Highland, California	60,508	Self Storage	4,596.8
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,650	Self Storage	7,694.8
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	9,709.9
Waterman Plaza	August 2008	San Bernardino, California	21,285	Retail	6,832.5
Pacific Oaks Plaza	September 2008	Escondido, California	16,037	Office	4,835.0

		Total real estate assets, net			$61,925.7

The following table sets forth the components of the Company’s investments in real estate:

	September 30,	December 31,
	2008	2007

Land	$11,440,290	$6,940,554

Buildings and other	49,653,390	34,330,636

Tenant improvements	2,818,002	1,746,852

	63,911,682	43,018,042

Less accumulated depreciation and amortization	(1,985,987)	(1,100,532)

Real estate assets, net	$61,925,695	$41,917,510

During the nine months ended September 30, 2008, the Company acquired three properties, which are summarized below:
In July 2008, the Company acquired Executive Office Park located in Colorado Springs, Colorado. The purchase price for the property was $10.1 million, including transaction costs. The Company purchased the property for $3.5 million cash and with $6.6 million borrowed under a line of credit the Company established on July 9, 2008. This property is comprised of a condominium development consisting of four separate buildings situated on four legal parcels. The property is developed as an office condominium complex. The property consists of a total of 65,084 rentable square feet situated on a total of 4.65 acres.
In August 2008, the Company acquired Waterman Plaza located in San Bernardino, California. The purchase price for the property was $7.2 million, including transaction costs. The Company purchased the property with $3.3 million cash and a new fixed rate mortgage note in the amount of $3.9 million secured by this property. This property is a newly constructed retail/office building consisting of approximately 21,285 square feet situated on a total of 2.7 acres with approvals to construct an additional 2,500 square foot building.
In September 2008, the Company acquired Pacific Oaks Plaza, an office building located in Escondido, California. The purchase price for the property was $4.9 million, including transaction costs, all paid in cash. This property consists of approximately 16,000 square feet and is being utilized as the Company’s headquarters and, approximately 3,900 square feet of the building is leased to an unrelated entity.
In accordance with SFAS No. 141, “Business Combinations,” the Company allocated the purchase price of the properties acquired during the nine months ended September 30, 2008 as follows:

		Buildings and	Tenant			Total Purchase
	Land	other	Improvements	In-place Leases	Leasing Costs	Price

Executive Office Park	$1,265,735	$7,747,826	$797,219	$195,518	$119,583	$10,125,881

Waterman Plaza	2,350,000	4,319,736	177,030	135,162	182,101	7,164,029

Pacific Oaks Plaza	980,000	3,862,791		23,254	10,438	4,876,483
Property sales
Casa Grande
In March 2008, the Company sold an undivided 54.92% interest in Casa Grande Apartments located in Cheyenne, Wyoming. The purchasers paid $1.0 million, net of transaction costs, in cash. For financial reporting purposes, a gain of $0.6 million is included in the accompanying condensed statement of operations in the line item gain on sale of real estate for the nine months ended September 30, 2008.
The investors in Casa Grande properties are held as tenants in common and have been granted certain protective and substantive participating rights that limit the Company’s control over investment in the property. As a result, the Company’s remaining investment in this property is included on the accompanying condensed balance sheets in investment in real estate ventures and accounted for under the equity method.

Lease Intangibles
The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	September 30, 2008			December 31, 2007
	Lease	Accumulated	Lease	Lease	Accumulated	Lease
	Intangibles	Amortization	Intangibles, net	Intangibles	Amortization	Intangibles, net
In-place leases	$683,898	$(105,033)	$578,865	$329,963	$(50,116)	$279,847
Leasing costs	586,014	(139,728)	446,286	273,892	(41,600)	232,292
Tenant relationships	365,817	(264,475)	101,342	365,817	(26,341)	339,476
Below-market lease	(40,298)	1,007	(39,291)

	$1,595,431	$(508,229)	$1,087,202	$969,672	$(118,057)	$851,615

The estimated aggregate amortization expense for the remainder of the current year and each of the five succeeding years is as follows:

Estimated Aggregate
Amortization
Expense
Three months ending December 31, 2008	$155,388
Year ending December 31, 2009	294,386
2010	221,460
2011	143,763
2012	89,408
2013 and thereafter	182,797

$1,087,202

The weighted average amortization period for the intangible assets, in-place leases, leasing costs, tenant relationships and below-market leases acquired as of September 30, 2008 was 6.2 years.

4. INVESTMENT IN REAL ESTATE VENTURES
The following table sets forth the components of the Company’s investment in real estate ventures:

		Investment balance at:
	Equity	September 30,	December 31,
	Percentage	2008	2007
7-11 Escondido	51.40%	$692,116	$703,587
Casa Grande Apartments	44.6	335,970	—

		$1,028,086	$703,587

As of December 31, 2007, the investment in 7-11 Escondido was held as a tenant in common with an unrelated party. On April 21, 2008, the Company and the other tenant in common contributed their respective equity ownership to NetREIT 01 LP, a California limited partnership. At any time on or after September 30, 2008, the partner has an option to exchange its equity interest in the property into shares of NetREIT common stock at a conversion price equal to $9.30 per share up to 77,369 shares. The Company has a put option to convert the partner’s equity interests in NetREIT 01 LP to shares of Company common stock at $9.30 per share for up to 77,369 common shares upon the earlier of April 21, 2013 or the completion of an initial public offering of shares to be registered under the Securities Act of 1933.
The Company’s share of earnings for these equity investments for the nine months ended September 30, 2008 and 2007, was $27,825 and $1,366, respectively.

Condensed balance sheets of all entities included in investment in real estate ventures as of September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007
Real estate assets	$1,688,621	$703,587

Total assets	$1,688,621	$703,587

Liabilities	$660,535	$—
Owner’s equity	1,028,086	703,587

Total liabilities and owner’s equity	$1,688,621	$703,587

Condensed statements of operations of the two entities included in investment in real estate ventures for the nine and three months ended September 30, 2008 and 2007 are as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007

Rental income	$168,176	$13,815	$72,940	$13,815

Costs and expenses:
Rental operating costs	73,768	414	35,845	414

	$94,408	$13,401	$37,095	$13,401

5. MORTGAGES RECEIVABLE
In March 2007, the Company originated a mortgage loan in the amount of $500,000 collateralized by a first deed of trust on land under development as a retirement home in Escondido, California. This mortgage loan accrues interest at 15% per year. The mortgage loan unpaid principal and accrued interest was due and payable on March 20, 2008. At September 30, 2008 and December 31, 2007, the principal and accrued interest was $472,641 and $413,368, respectively.
In October 2007, the Company originated a mortgage loan in the amount of $935,000 collateralized by a second deed of trust on the same land under development above. This mortgage loan accrues interest at 11.5% per year. The mortgage loan unpaid principal and accrued interest was due and payable on October 1, 2008. At September 30, 2008 and December 31, 2007, the principal and accrued interest was $1,050,369 and $962,478, respectively.
In November 2007, the Company originated a mortgage loan in the amount of $500,000 collateralized by a third deed of trust on the same land above. This mortgage loan accrues interest at 15% per year. The mortgage loan unpaid principal and accrued interest was due and payable on November 19, 2008. At September 30, 2008 and December 31, 2007, the principal and accrued interest was $539,358 and $512,709, respectively.
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

6. MORTGAGE NOTES PAYABLE
The following table sets forth the components of mortgage notes payable as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

Mortgage note payable in monthly installments of $24,330 through July 1, 2016, including interest at a fixed rate of 6.51%, collateralized by the Havana/Parker Complex property.	$3,475,263	$3,520,170

Mortgage note payable in monthly installments of $71,412 through April 5, 2014, including interest at a fixed rate of 6.08%; collateralized by the leases and office buildings of the Garden Gateway Plaza property. Certain obligations under the note are guaranteed by the executive officers.	10,722,379	10,872,323

Mortgage note payable in monthly installments of $27,088 through February 1, 2012, including interest at a fixed rate of 5.31%; collateralized by the World Plaza property.	3,556,431	3,656,363

Revolving line of credit facility to borrow up to $6,597,500, interest only payments at a fixed rate of 6.25%; principal payable December 10, 2009; collateralized by the Executive Office Park and Regatta Square properties.	3,347,500

Mortgage note payable in monthly installments of $25,995 through September 1, 2015, including interest at a fixed rate of 6.5%; collateralized by the Waterman Plaza property.	3,850,000

Assumed mortgage note payable in monthly installments of $39,302 through March 10, 2008, including interest at a fixed rate of 9.506%; collateralized by the Sparky’s Joshua Self-Storage property. The Company paid the loan off in its entirety in January 2008.		4,371,460

	$24,951,573	$22,420,316

7. RELATED PARTY TRANSACTIONS
Certain services and facilities are provided to the Company by C.I. Holding Group, Inc. and Subsidiaries (“CI”) a small shareholder in the Company and is approximately 35% owned by the Company’s executive management. A portion of the Company’s general and administrative costs are paid by CI and then reimbursed by the Company.
The Company has entered into a property management agreement with CHG Properties, Inc. (“CHG”), a wholly owned subsidiary of CI, to manage all of its properties at rates of up to 5% of gross income. During the three months ended September 30, 2008 and 2007, the Company paid CHG total management fees of $64,668 and $29,196, respectively, and $175,344 and $68,236 during the nine months ended September 30, 2008 and 2007, respectively.

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
Prior to the sale of the Rancho Santa Fe Property in October 2007, the Company leased office space in this property to CI under a lease that provided for monthly lease payments of $8,787 per month. The Company received cash from accrued rental income from CI totaling $31,364 and $35,148 during the three months ended September 30, 2008 and 2007, respectively, and received $85,655 and $71,584 during the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008 and December 31, 2007, CI owed the Company $20,909 and $118,447, respectively, relating to the above lease.
8. STOCKHOLDERS’ EQUITY
Employee Retirement and Share-Based Incentive Plans
Stock Options.
Each of these options was awarded pursuant to the Company’s 1999 Flexible Incentive Plan (the “Plan”). The following table summarizes the stock option activity. The exercise price and number of shares under option have been adjusted to give effect to stock dividends declared by the Company. There have not been any stock options granted since June 2005.
The following table summarizes employee stock option activity for the year ended December 31, 2007 and the nine months ended September 30, 2008:

		Weighted
		Average Exercise
	Shares	Price
Balance, December 31, 2006	55,683	$7.06
Options Exercised	(13,182)	$6.36

Balance, December 31, 2007	42,501	$7.28
Options Exercised	(17,136)	$5.95

Options outstanding and exercisable, September 30, 2008	25,365	$8.18

At September 30, 2008, the options outstanding and exercisable had exercise prices ranging from $7.20 to $8.64, with a weighted average price of $8.18, and expiration dates ranging from June 2009 to June 2010 with a weighted average remaining term of 1.43 years.
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of options outstanding, all of which are exercisable, was $46,058 at September 30, 2008.
Share-Based Incentives. The Compensation Committee of the Board of Directors adopted a restricted stock award program under the Plan in December 2006 for the purpose of attracting and retaining officers, key employees and non-employee board members. The Board has granted nonvested shares of restricted common stock on January 1, 2007 and 2008. The nonvested shares have voting rights and are eligible for dividends paid to common shares. The share awards vest in equal annual installments over the three or five year period from date of issuance. The Company recognized compensation cost for these fixed awards over the service vesting period, which represents the requisite service period, using the straight-line attribution expense method.
The value of the nonvested shares was calculated based on the offering price of the shares in the most recent private placement offering of $10 adjusted for a 5% stock dividend since granted. The value of granted nonvested restricted stock issued during the nine months ended September 30, 2008 and 2007 totaled $278,710 and $142,374, respectively. During the nine months ended September 30, 2008, 200 shares were vested. During the three months ended September 30, 2008 and the nine months ended September 30, 2008, dividends of $5,624 and $15,052 were paid on the nonvested shares, respectively. The nonvested restricted shares will vest in equal installments over the next two to four and a quarter years.
Cash Dividends. Cash dividends declared per common share for the nine months ended September 30, 2008 and 2007 were $0.44 and $0.45, respectively. The dividend paid to stockholders of the Series AA Preferred for the three months ended September 30, 2008 was $21,963, and for the nine months ended September 30, 2008 was $65,888 or an annualized portion of the 7% of the liquidation preference of $25 per share.
Sale of Common Stock. During the nine months ended September 30, 2008 the net proceeds from the sale of 1,830,184 shares of common stock was $15,424,868.
9. SEGMENTS
The Company’s five reportable segments consists of mortgage loan activities and the four types of commercial real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results: Residential Properties, Office Properties, Retail Properties, Self Storage Properties and Real Estate Loans. The Company also has certain corporate level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.
The Company’s chief operating decision maker evaluates the performance of its segments based upon net operating income. Net operating income is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes, ground leases and provisions for bad debts) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and general and administrative expenses. The accounting policies of the reportable segments are the same as those described in the Company’s significant accounting policies (see Note 2). There is no intersegment activity.

The following tables reconcile the Company’s segment activity to its combined results of operations and financial position for the three and nine months ended September 30, 2008 and 2007 and as of September 30, 2008 and December 31, 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Office Properties:
Rental income	$846,990	$622,444	$2,071,834	$1,563,254
Property and related expenses	425,409	324,711	1,081,513	819,045

Net operating income, as defined	421,581	297,733	990,321	744,209

Residential Properties:
Rental income	—	54,288	49,517	161,645
Property and related expenses	—	28,871	25,456	88,071

Net operating income, as defined	—	25,417	24,061	73,574

Equity in earnings from real estate ventures	3,000	—	11,877	—

Retail Properties:
Rental income	319,693	24,472	871,029	51,502
Property and related expenses	130,515	5,711	324,806	6,664

Net operating income, as defined	189,178	18,761	546,223	44,838

Equity in earnings from real estate ventures	7,257	1,366	15,948	1,366

Self Storage Properties:
Rental income	303,262	—	917,276	—
Property and related expenses	179,556	—	521,255	—

Net operating income, as defined	123,706	—	396,021	—

Mortgage loan activity:
Interest income	67,923	7,062	192,068	14,354

Reconciliation to Net Income Available to Common Stockholders:

Total net operating income, as defined, for reportable segments	812,645	350,339	2,176,519	878,341
Unallocated other income:
Gain on sale of real estate	—	—	605,539	9,775
Total other income	17,834	130,753	55,092	268,500
Unallocated other expenses:
General and administrative expenses	360,327	151,602	942,196	467,551
Interest expense	376,920	229,534	946,772	544,303
Depreciation and amortization	636,252	241,411	1,597,802	569,153

Loss from continuing operations	(543,020)	(141,455)	(649,620)	(424,391)

Income from discontinued operations		65,885		197,424

Net loss	(543,020)	(75,570)	(649,620)	(226,967)
Preferred dividends	(21,963)	(23,538)	(65,888)	(65,888)

Net loss available for common stockholders	$(564,983)	$(99,108)	$(715,508)	$(292,855)

	September 30,	December 31,
	2008	2007
		(as restated)
Assets:
Office Properties:
Land, buildings and improvements, net (1)	$35,183,726	$20,787,078
Total assets (2)	36,367,757	21,899,523

Residential Property:
Land, buildings and improvements, net (1)	—	777,569
Total assets (2)	—	777,773
Investment in real estate ventures	335,970

Retail Properties:
Land, buildings and improvements, net (1)	16,806,241	9,760,526
Total assets (2)	17,224,503	9,825,269
Investment in real estate ventures	692,116	703,587

Self Storage Properties:
Land, buildings and improvements, net (1)	12,392,930	12,813,952
Total assets (2)	12,437,118	12,829,217

Mortgage loan activity:
Mortgage receivable and accrued interest	2,062,368	1,888,555
Total assets	2,062,368	1,888,555

Reconciliation to Total Assets:
Total assets for reportable segments	69,119,832	47,923,924
Other unallocated assets:
Cash and cash equivalents	292,227	4,880,659
Prepaid expenses and other assets, net	361,985	307,658

Total Assets	$69,774,044	$53,112,241

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.

(2)	Includes land, buildings and improvements, current receivables, deferred rent receivables, deferred leasing costs and other related intangible assets, all shown on a net basis.

	Nine months ended
	September 30,
	2008	2007
Capital Expenditures: (1)
Office Properties:
Acquisition of operating properties	$14,963,070	$15,192,642
Capital expenditures and tenant improvements	262,952	394,684

Residential Property:
Capital expenditures and tenant improvements	—	18,581

Retail Properties:
Acquisition of operating properties	7,164,030	7,641,858
Capital expenditures and tenant improvements	158,377	36,444

Self Storage Properties:
Acquisition of operating properties	—	—
Capital expenditures and tenant improvements	22,029	—

Mortgage Loan Activity:
Loans originated	173,813	398,246

Total Reportable Segments:
Acquisition of operating properties	22,127,100	22,834,500
Capital expenditures and tenant improvements	443,358	449,709

Total real estate expenditures	$22,570,458	$23,284,209

Total loan origination	$173,813	$398,246

(1)	Total capital expenditures are equal to the same amounts disclosed for total reportable segments.

10. SUBSEQUENT EVENTS
Acquisitions
On January 2, 2009, the Company acquired the Morena Office Center, an office building located in San Diego, California. The purchase price for the property was $6.6 million, including transaction costs. The Company purchased the property with $3.4 million cash and a $3.2 million draw on its line of credit facility. This property consists of approximately 26,784 square foot building on approximately 0.62 acres.
On February 5, 2009, Dubose Model Homes USA, L.P., a Texas limited partnership and the Company entered into an agreement (“Agreement”) to form Dubose Acquisition Partners II, Ltd, a limited partnership (the “Partnership”) pursuant to the provisions of the Texas Business Organizations Code. The purpose of the Partnership is to acquire up to twenty-eight model homes from homebuilder subsidiaries of Weyerhaeuser Real Estate Company or its affiliates with a potential for capital appreciation, to rent said model homes, to sell such model homes, and to conduct such other businesses which are incidental or necessary to the foregoing.
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
On February 5, 2009, the Company and Fontana Dialysis Building, LLC formed Fontana Medical Plaza, LLC (“FMP”) which the Company is Managing Member and 51% owner. On February 19, 2009, FMP assumed an agreement to purchase the Fontana Medical Plaza located in Fontana, California. The purchase price for the property is $1,900,000, before transaction costs. The Company purchased the property with $800,000 cash and a $1,100,000 draw on its line of credit facility. The property consists of approximately 10,500 square feet and is currently unoccupied. The FMP has also assumed a lease agreement for a tenant to occupy 100% of the building for ten years with three five year renewal options. The new tenant is expected move in upon the completion of the tenant improvements expected to be complete no later than July 2009. The lease agreement requires annual rent payments during the first five years of $259,973 increasing by 12.5% on the fifth year anniversary and on each five year anniversary thereafter.
On March 23, 2009, the Company acquired The Rangewood Medical Office Building (“Rangewood) located in Colorado Springs, Colorado. The purchase price for the property was $2.7 million, including transaction costs. The Company purchased the property with $230,000 cash and a $2,430,000 draw on its line of credit facility. Rangewood is a 3-story, Class A medical office building of approximately 18,222 rentable square feet. The building was constructed in 1998 and as of the date of the acquisition, was 92% occupied.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion relates to our condensed financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis and Plan of Operation” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to materially differ from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the timing and strength of national and regional economic growth, the strength of commercial and residential markets, competitive market conditions, and fluctuations in availability and cost of construction materials and labor resulting from the effects of worldwide demand, future interest rate levels and capital market conditions.
You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and an investment in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information Item 1A and Item 2 included in the Form 10, as amended, filed with the Securities and Exchange Commission.
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
OVERVIEW AND BACKGROUND
NetREIT (which we sometimes refer to as “we,” “us” or the “Company”) operates as a self-administered real estate investment trust (“REIT”) headquartered in the Pacific Oaks Plaza, in the City of Escondido in San Diego County, California. We have been in a growth stage having increased capital by approximately 83.0% to $43.0 million at September 30, 2008 from $23.5 million at September 30, 2007. Our investment portfolio, consisting of real estate assets, net; investments in real estate ventures; land purchase option; and mortgages receivable and interest, increased by approximately 105.2% to $67.5 million at September 30, 2008 from $32.9 million at September 30, 2007. During the nine months ended September 30, 2008 rental income increased by approximately 116.7% to $3.9 million from $1.8 million for the nine months ended September 30, 2007 primarily due to the increase in the number of properties owned during those periods. The increase in capital and the increase in the real estate investment portfolio was made possible by the increase in net proceeds from the sale of common stock of approximately $19.2 million during the twelve month period ended September 30, 2008.

As of September 30, 2008, the Company’s owned or had an interest in four office buildings (“Office Properties”) which total approximately 298,000 rentable square feet, three retail shopping centers and a 7-Eleven property (“Retail Properties”) which total approximately 85,000 rentable square feet, two self-storage facilities (“Self Storage Properties”) which total approximately 210,000 rentable square feet and one 39 unit apartment building (“Residential Properties”). On a limited basis, the Company also invests in mortgage loans.
Our properties are located primarily in Southern California and Colorado. These areas have above average population growth. The clustering of our assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized in the first year following our acquisition of the property. A property is considered to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1, or has been open for three years. We are actively communicating with real estate brokers and other third parties to locate properties for potential acquisitions in an effort to build our portfolio.
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
Our residential and self storage properties that we currently own are rented under short term agreements of 6 months or less. Our self storage properties are located in markets that have multiple self storage properties from which to choose. Competition will impact our property results. Our operating results of these properties depend materially on our ability to lease available self storage units, to actively manage unit rental rates, and on the ability of our tenants to make required rental payments. We believe that we will continue to respond quickly and effectively to changes in local and regional economic conditions by adjusting rental rates by concentration of these properties in one region of Southern California. We depend on advertisements, flyers, web sites, etc. to secure new tenants to fill any vacancies.
Current Developments and Trends
As mentioned above, real estate financing and sales markets are experiencing severe illiquidity, disruptions and uncertainty. These are trends which we first began experiencing in the Fall of 2007. We expect this trend may continue throughout 2009 and possibly beyond.
We believe uncertainty in the real estate financing market will continue to make mortgage financing more difficult to obtain, which may affect our ability to finance future property acquisitions. Three of our six acquisitions during the 12 month period ended September 2008 were obtained for cash and three were obtained with a financing and cash. Two involved new financing that we obtained with satisfactory terms, however, we have experienced challenges in obtaining financing in the amounts related to purchase price or the rates that were previously available. We acquired the other property subject to the seller’s existing mortgage financing.
Illiquidity in the credit markets and negative trends in many other sectors of the U.S. economy have disrupted and depressed the real estate market, reducing the number of buyers and competition for properties. We believe that these trends will continue to depress the real estate market sales volumes and prices. This may present the Company opportunities to purchase properties at lower prices provided the Company does not need to rely on new mortgage financing. We are currently looking for properties we can acquire for cash or assume existing debt.

Although long-term interest rates remain relatively low by historical standards, there has been a significant increase in the credit spreads across the credit spectrum as banks and other institutional lenders have adopted more conservative lending practices. Increases in credit spreads or deterioration in individual tenant credit may lower the appraised values of properties. We generally enter into three to five leases with our tenants to mitigate the impact that fluctuations in interest rates have on the values of our portfolio.
Inflation rates in the United States have continued to rise. Increases in inflation generally will have a negative impact on our properties to the extent that tenant leases do not provide for rent increases in response to increase in inflation rates. To mitigate this risk, our leases generally have fixed rent increases or increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or other indices for the jurisdiction in which the property is located. To the extent that the CPI increases, additional rental income streams may be generated from these leases and thereby mitigate the impact of inflation.
Management Evaluation of Results of Operations
Management evaluates our results of operations with a primary focus on increasing and enhancing the value, quality and quantity of its real estate portfolio. Management focuses its efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio. The ability to increase assets under management is affected by our ability to raise capital and our ability to identify appropriate investments.
Management’s evaluation of operating results includes our ability to generate necessary cash flow in order to fund distributions to our shareholders. As a result, management’s assessment of operating results gives less emphasis to the effects of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges such as depreciation and impairment charges. Management’s evaluation of our potential for generating cash flow includes an assessment of the long-term sustainability of our real estate portfolio. During this growth stage, past funding of distributions to our shareholders exceeded our cash flow from operations. We anticipate that as we acquire additional properties our revenues will increase at a faster rate than our general and administrative expenses due to efficiencies of scale. We therefore believe that distributions to our shareholders will be funded by cash flow from operations.
Management focuses on measures of cash flows from investing activities and cash flows from financing activities in its evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property or, to a limited extent, mortgage receivables and the funding of capital expenditures with respect to real properties. Financing activities primarily consist of the proceeds from sale of stock, borrowings and repayments of mortgage debt and the payment of distributions to our shareholders.
CRITICAL ACCOUNTING POLICIES
The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made, and changes in the accounting estimate are reasonably likely to occur from period to period. Management believes the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our financial statements. For a summary of all of our significant accounting policies, see note 2 to our condensed financial statements included elsewhere in this Form 10-Q.

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
The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in lease intangibles, net in the accompanying condensed balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. As of September 30, 2008, the unamortized balance of below market leases was $39,291. As of September 30, 2007, the Company did not have any deferred rent for above or below market leases.
The land lease acquired with the World Plaza acquisition in 2007 has a fixed purchase price option cost of $181,710 at the termination of the lease in 2062. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) management valued the land option at its residual value of $1,370,000, based upon comparable land sales adjusted to present value. The amount is included as land purchase option on the accompanying condensed balance sheets. The difference between the strike price of the option and the recorded cost of the land purchase option is approximately $1.2 million. Accordingly, management has determined that exercise of the option is considered probable. The land purchase option was determined to be a contract based intangible associated with the land. As a result, this asset has an indefinite life and is treated as a non-amortizable asset.
The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to recruit a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $151,094 and $24,572 for the three months ended September 30, 2008 and 2007, respectively. Amortization expense related to these assets was $391,179 and $51,835 for the nine months ended September 30, 2008 and 2007, respectively.

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
Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense, including discontinued operations, for buildings and improvements for the three months ended September 30, 2008 and 2007, was $468,015 and $325,972, respectively. Depreciation expense, including discontinued operations, for buildings and improvements for the nine months ended September 30, 2008 and 2007, was $1,167,960 and $562,054, respectively.
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
Management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. No impairment charges were recognized for the nine months ended September 30, 2008 or for the year ended December 31, 2007.
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
Certain of the Company’s leases currently contain rental increases at specified intervals, and generally accepted accounting principles require the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying condensed balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of September 30, 2008 or December 31, 2007.

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS
Our results of operations for the three and nine months ended September 30, 2008 are not indicative of those expected in future periods as we expect that rental income, interest income from real estate loans receivable, earnings from real estate ventures, interest expense, rental operating expense, general and administrative expense and depreciation and amortization will significantly increase in future periods as a result of operations from assets acquired during 2007, 2008 and 2009 for an entire period and as a result of anticipated future acquisitions of real estate investments.
RECENT EVENTS HAVING SIGNIFICANT EFFECTS ON RESULTS OF OPERATIONS COMPARISONS
Assets Purchased
In March 2007, the Company acquired Garden Gateway Plaza for $15.1 million, including transaction costs. This property is located in Colorado Springs, Colorado and consists of three individual buildings situated on three separate properties within a multi-property campus. Included is a multi-tenant two-story office/flex building and two single story office/flex buildings. The property is comprised of 115,179 square feet on 12.0 acres. Results of operations for this property is included for approximately six of the nine months ended September 30, 2007 compared to the full nine months in 2008.
In September 2007, the Company acquired World Plaza, a 55,096 square foot retail center in San Bernardino, California for $7.7 million, including transaction costs. The purchase was funded by assumption of an existing borrowing of $3.7 million and the remainder was funded with the Company’s funds on hand. The acquisition included a land lease with a fixed purchase price option cost of $181,710 at termination of the lease in 2062. Results of operations for this property is included for less than a month of the nine months ended September 30, 2007 compared to the full nine months in 2008.
In October 2007, the Company acquired Regatta Square, a 5,983 square foot retail center in Denver, Colorado for $2.2 million, including transaction costs. The purchase was funded with the Company funds on hand. There are no results of operations for this property included for the nine months ended September 30, 2007 compared to the full nine months in 2008.
In November 2007, the Company acquired Sparky’s Palm Self-Storage, a 495 unit/60,508 square foot self storage property in San Bernardino, California for $4.8 million, including transaction costs. The purchase was funded with the Company’s funds on hand. There are no results of operations for this property included for the nine months ended September 30, 2007 compared to the full nine months in 2008.
In December 2007, the Company acquired Sparky’s Joshua Self-Storage, a 789 unit/149,650 square foot self storage property in Hesperia, California for $8.0 million, including transaction costs. The purchase was funded by assumption of an existing borrowing of $4.4 million and the remainder was funded with the Company’s funds on hand. There are no results of operations for this property included for the nine months ended September 30, 2007 compared to the full nine months in 2008.
In July 2008, the Company acquired Executive Office Park located in Colorado Springs, Colorado. The purchase price for the property was $10.1 million, including transaction costs. The Company purchased the property for $3.5 million cash and with $6.6 million borrowed under a line of credit the Company established on July 9, 2008. This property is comprised of a condominium development consisting of four separate buildings situated on four legal parcels. The property is developed as an office condominium complex. The property consists of a total of 65,084 rentable square feet situated on a total of 4.65 acres. There are no results of operations for this property included for the nine months ended September 30, 2007 compared to about two months in 2008.
In August 2008, the Company acquired Waterman Plaza located in San Bernardino, California. The purchase price for the property was $7.2 million, including transaction costs. The Company purchased the property with $3.3 million cash and a new fixed rate mortgage note in the amount of $3.9 million secured by this property. This property is a newly constructed retail/office building consisting of approximately 21,285 square feet situated on a total of 2.7 acres with approvals to construct an additional 2,500 square foot building. There are no results of operations for this property included for the nine months ended September 30, 2007 compared to the less than a month in 2008.

In September 2008, the Company acquired the Pacific Oaks Plaza, an office building located in Escondido, California. The purchase price for the property was $4.9 million, including transaction costs, all paid in cash. This property consists of approximately 16,000 square feet and is being utilized as the Company’s headquarters, and approximately 3,900 square feet of the building is leased to an unrelated entity. There are no results from operations in any of the periods presented in 2007 and 2008.
Sales of Undivided Interests in our properties
The Company made no sales of real estate during the three months ended September 30, 2008. Sales of undivided interest in earlier periods are described below by property:
Casa Grande Apartments
On March 17, 2008, the Company sold an undivided 54.9% interest in the Casa Grande Apartments located in Cheyenne, Wyoming. The purchasers paid $1,028,083, net of transaction costs, in cash. For financial reporting purposes, a gain of $605,539 is included in the condensed statement of operations in the line item gain on sale of real estate for the nine months ended September 30, 2008.
7-11 Escondido
In May 2007, the Company sold an undivided 48.6% of its interest in the 7-11, Escondido, California property. The purchaser paid $689,444, net of transaction costs, in cash. For financial reporting purposes, the gain of $9,775 is shown on the condensed statement of operations in the line item gain on sale of real estate for the nine months ended September 30, 2007. The Company’s remaining investment in this property is included on the condensed balance sheets in investment in real estate ventures and is being accounted for under the equity method.
The investors in the properties are held as limited partners or tenants in common and have been granted certain protective rights that limit the Company’s control over investment in the property. As a result, the Company’s remaining investment in these properties is included on the accompanying condensed balance sheets in investment in real estate ventures and accounted for under the equity method.
Financing
In October 2007, we commenced a private placement offering of $200 million of our common stock at $10.00 per share. Net proceeds from the offering, after commissions, due diligence fees, and syndication expenses, were approximately $15.4 million during the nine months ended September 30, 2008. In addition, we received approximately $1.0 million from proceeds on the sale of real estate. The net proceeds from the offering and proceeds from sales of real estate plus $4.6 million of cash were primarily used as follows: $7.9 million to pay down the mortgages; $12 million to acquire three properties; and $1 million to pay dividends.

Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007

	Three Months Ended
	September 30,		Dollar	Percentage
	2008	2007	Change	Change
Net operating income, as defined
Office Properties	$421,581	$297,733	$123,848	41.6%
Retail Properties	189,178	18,761	170,417	908.4
Residential Property	—	25,417	(25,417)	*
Self Storage Properties	123,706	—	123,706	*
Mortgage Receivable	67,923	7,062	60,861	861.8

Total Portfolio	$802,388	$348,973	$453,415	129.9%

Reconciliation of Net Income Available for Common Stockholders:
Net operating income, as defined for reportable segments	$802,388	$348,973	$453,415	129.9%
Other expenses:
General and administrative expenses	360,327	151,602	208,725	137.7
Interest expense	376,920	229,534	147,386	64.2
Depreciation and amortization	636,252	241,411	394,841	163.6
Gain on sale of real estate	—	—	—	—
Total other income	28,091	132,119	(104,028)	(78.7)

Loss from continuing operations	(543,020)	(141,455)	(401,565)	(283.9)
Income from discontinued operations	—	65,885	(65,885)	*

Net loss	(543,020)	(75,570)	(467,450)	618.6
Preferred dividends	21,963	23,538	(1,575)	(6.7)

Net loss attributable to common stockholders	$(564,983)	$(99,108)	$(465,875)	470.1%

*	Result of calculation value is not meaningful
Revenues
Rental revenue from continuing operations for the three months ended September 30, 2008 was $1,469,945 compared to $701,204 for same period in 2007, an increase of $768,741, or 109.6%. The increase in rental revenue in 2008 compared to 2007 is primarily attributable to:
•	The five properties acquired by NetREIT in 2007, which generated $989,402 of rent revenue during the three months ended September 30, 2008 compared to $428,021 in 2007 an increase of $561,381.

•
Same property rents owned for the full three month periods year over year decreased by $95,769 or 35.1% primarily due to a decrease attributable to the partial sales of Casa Grande Apartments and 7-11 Escondido whereby revenues are no longer included in our financial statements. Instead, the Company’s share of net earnings are included in the financial statements from the time of the sale (March 2008). Rent revenues were also down at our Havana/Parker Complex due to the loss of a large tenant that went out of business.

•	The three properties acquired in 2008 generated $303,449 of rent revenue during the three months ended September 30, 2008.

Rental revenue is expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during late 2007 and those acquired in 2008 for an entire year and anticipated future acquisitions of real estate assets.
Interest income from mortgage loans was a new activity for the Company beginning in the 2nd quarter of 2007 and accounted for approximately $67,923 of interest income during the three months ended September 30, 2008. During the same period ended September 30, 2007, the interest earned was $7,062, an increase of $60,861. The borrower went into default on January 1, 2009. The Company has commenced acquiring title to the property and will seek to sell the property in the near future. The Company does not anticipate incurring any losses with respect to these loans.
The remainder of the interest in 2008 is from cash equivalents which decreased to $17,058 for the three months ended September 30, 2008 compared to $130,523 for the same period in 2007, a decrease of $113,465. The average balance of cash equivalents held during the three months of 2008 was approximately $4.4 million compared to $10.6 million during the same period in 2007 and the rates earned on short term investments of cash decreased from approximately 4% in 2007 to approximately 1% in 2008. The cash equivalent balance fluctuates depending on the closing dates of acquisitions that are hard to anticipate.
Due to the low interest rates earned on short-term investments, we chose to pay down the Mile High Credit Facility with funds we might otherwise have kept in short term investments. During the three months ended September 30, 2008, we reduced the outstanding balance of this loan from its original balance of $6.6 million in July 2008 to approximately $3.3 million at September 30, 2008 using the excess cash we had previously invested in short term investments in the past.
Rental Operating Expenses
Rental operating expense from continuing operations was $735,480 for the three months ended September 30, 2008 versus $359,293 for same period in 2007, an increase of $376,187, or 104.7%. The increase in operating expense in 2008 compared to 2007 is primarily attributable to the same reasons that rental revenue increased. Rental operating expense as a percentage of rental income was 50.0% and 51.2% for the three month periods ended September 30, 2008 and 2007, respectively. Rental operating expenses are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2008 for an entire period and anticipated future acquisitions of real estate assets.
Interest Expense
Interest expense increased by $147,386 or 64.2% during the three months ended September 30, 2008 compared to the same period in 2007 due to the higher average outstanding borrowings resulting from financings associated with recent acquisitions. During the three months ended September 30, 2008, the average mortgage loans on five of the properties was $23.4 million while at September 30, 2007, the average mortgage loans on three properties was $15.7 million. We anticipate interest expense to increase as a result of the increase in loan balances during 2007 and for an entire year 2008 and the interest expense on financing future acquisitions.

The following is a summary of our interest expense on loans, including the interest and amortization of deferred financing costs reported in the discontinued operations on the condensed statements of operations for the three months ended September 30:

	2008	2007

Interest on Havana/Parker Complex	$57,898	$57,141
Interest on Garden Gateway Plaza	163,238	166,239
Interest on Executive Office Park	61,361	—
Interest on World Plaza	47,361	5,441
Interest on Waterman Plaza	34,757	—
Amortization of deferred financing costs	12,305	713

Interest Expense	$376,920	$229,534

At September 30, 2008, the weighted average interest rate on our mortgage loans of $24,951,573 was 6.12%.
General and Administrative Expenses
General and administrative expenses increased by $208,725 to $360,327 during the three months ended September 30, 2008 compared to $151,602 during the same three month period in 2007. In 2008, general and administrative expenses as a percentage of total revenue were 24.5% as compared to 21.6% in 2007. In comparing our general and administrative expenses with other REITs one should take into consideration that we are a self administered REIT and, therefore, these expenses are usually higher than for an externally advised REIT. This is primarily because all of our expenses related to acquisitions, due diligence performed by our officers and employees is charged as general and administrative expense as incurred rather than being capitalized as part of the cost of real estate acquired.
The increase in general and administrative expenses during 2008 and 2007 was primarily due to the additional staffing requirements and costs associated with the increase of our real estate portfolio and legal and accounting costs due to the compliance requirements of being an SEC registered company. During the three months in 2008, salaries and employment related expenses was $175,856 compared to $90,399 during the same period in 2007, an increase of $85,457, or 94.5%. The number of full-time employees at September 30, 2008 and 2007 was 8 and 5, respectively. Included in the additions to personnel was a Controller and a Vice President-Operations who are higher compensated personnel. In addition, our CEO and CFO, whose salaries increase in relation to capital raised, increased to an annualized salary of $146,000 at September 30, 2008 from $98,000 at September 30, 2007. We believe our recent increases in headcount, as reflected in our general and administrative expenses, will satisfy our staffing needs through our expected growth over the next twelve months. We anticipate an increase in staff and compensation costs increases with increases in our capital and investment portfolio continue to increase, however, we anticipate that these costs as a percentage of total revenue will decline.
Approximately $90,000 of the quarterly increase was related to our required registration under the 1934 Exchange Act (the “1934 Act”) including outside consulting costs related to requirements of the Sarbanes-Oxley act of 2002: audit and legal expenses, filing and transfer agent related fees. We expect the fourth quarter audit and legal fees to be significantly greater as a result of our compliance with these requirements.

Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $564,983, or $0.10 loss per share, for the three month period ended September 30, 2008, as compared to a loss of $99,108, or $0.03 loss per share, during the same period in 2007. The increase in the loss is due primarily to the increase in general and administrative expenses and depreciation expense. We anticipate that our general and administrative expenses will not increase in the future to the same degree and we estimate that the growth in our investment portfolio subsequent to September 30 will significantly reduce or eliminate the deficit.
Net income from continuing operations before depreciation and amortization for the three month period ended September 30, 2008 was $93,232 compared to $99,956 for the same three months in 2007.
Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007

	Nine Months Ended
	September 30,		Dollar	Percentage
	2008	2007	Change	Change
Net operating income, as defined
Office Properties	$990,321	$744,209	$246,112	33.1%
Retail Properties	546,223	44,838	501,385	1,118.2%
Residential Property	24,061	73,574	(49,513)	(67.3)%
Self Storage Properties	396,021	—	396,021	*
Mortgage Receivable	192,068	14,354	177,714	1,238.1%

Total Portfolio	$2,148,694	$876,975	$1,271,719	145.0%

Reconciliation of Net Income Available for Common Stockholders:
Net operating income, as defined for reportable segments	$2,148,694	$876,975	$1,271,719	145.0%
Other expenses:
General and administrative expenses	942,196	467,551	474,645	101.5%
Interest expense	946,772	544,303	402,469	73.9%
Depreciation and amortization	1,597,802	569,153	1,028,649	180.7%
Gain on sale of real estate	605,539	9,775	595,764	6,094.8%
Total other income	82,917	269,866	(186,949)	(69.3)%

Loss from continuing operations	(649,620)	(424,391)	(225,229)	53.1%
Income from discontinued operations		197,424	(197,424)	*

Net loss	(649,620)	(226,967)	(422,653)	186.2%
Preferred dividends	65,888	65,888	—	*

Net loss attributable to common stockholders	$(715,508)	$(292,855)	$(422,653)	144.3%

Revenues
Rental revenue from continuing operations for the nine months ended September 30, 2008 was $3,909,656 compared to $1,776,401 for same period in 2007, an increase of $2,133,255, or 120.1%. The increase in rental revenue in 2008 compared to 2007 is primarily attributable to:
•	The three properties acquired in 2008, which generated $303,449 of rent revenue during the nine months ended September 30, 2008.

•	The five properties acquired in 2007 which generated $2,981,144 in 2008 compared to $909,475 in 2007, an increase of $2,071,669.

•
Same property rents generated on three properties during the nine months of 2008 and 2007 decreased by $241,863 or 72.9% due to a decrease in occupancy in our Havana/Parker Complex of $103,094 and $168,176 decrease due to the sale of a portion of two properties whereby revenues are no longer included in our financial statements. Instead, the Company’s share of net earnings are included in the financial statements from the time of the sale (May 2007 & March 2008). The decrease at the Havana/Parker Complex resulted basically from one large tenant that ceased business.

Rental revenue is expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during late 2007 for an entire year and future acquisitions of real estate assets. Four of the properties acquired in 2007 were purchased in the third and fourth quarters of 2007.
Interest income from mortgage loans was a new activity in 2007. Interest income for the nine months ended September 30, 2008 was $192,068, compared to $14,354 during the same period ended September 30, 2007, an increase of $177,714. The borrower went into default on January 1, 2009. The Company has commenced acquiring title to the property and will seek to sell the property in the near future. The Company does not anticipate incurring any losses with respect to these loans.
The remainder of the interest income in 2008 is from cash equivalents which decreased to $65,405 for the nine months ended September 30, 2008 compared to $263,194 for the same period in 2007. The average balance of cash equivalents held during the nine months of 2008 was approximately $5.1 million compared to $8.0 million during the same period in 2007 and the rates earned on short-term investments of cash decreased from approximately 4% in 2007 to approximately 1% in 2008. The cash equivalent balance fluctuates depending on the closing dates of acquisitions that are hard to anticipate. We expect to further pay down the Mile High Credit Facility with excess cash and increase the loan as we close additional acquisitions thereby increasing the yield on excess cash in the future.

Rental Operating Expenses
Rental operating expense from continuing operations was $1,953,030 for the nine months ended September 30, 2008 compared to $913,780 for same period in 2007, an increase of $1,039,250, or 113.7%. The increase in operating expense in 2008 compared to 2007 is primarily attributable to the same reasons that rental revenue increased as explained above. However, the operating expense as a percentage rental income was 50.0% for 2008 versus 51.4% in 2007. Rental operating expenses are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2007 for an entire period and future acquisitions or real estate assets.
Interest Expense
Interest expense increased by $402,469 or 73.9% during the nine months ended September 30, 2008 compared to the same period in 2007 due to the higher average outstanding borrowings and an average increase in weighted average borrowing rate of .5%. We anticipate interest expense to increase as a result of the increase in loan balances during 2007 for the entire year 2008 and the interest expense on future acquisitions. In July 2008, we borrowed $6,597,500 on the Mile High Credit Facility.
The following is a summary of our interest expense on loans, including the interest and amortization of deferred financing costs reported in the discontinued operations on the condensed statements of operations for the nine months ended September 30:

	2008	2007

Interest on Havana/Parker Complex	$173,183	$175,657
Interest on Garden Gateway Plaza	492,005	361,067
Interest on Executive Office Park	61,362	—
Interest on World Plaza	143,416	5,441
Interest on Sparky’s Joshua Self-Storage	9,543	—
Interest on Waterman Plaza	34,757	—
Amortization of deferred financing costs	32,506	2,138

Interest Expense	$946,772	$544,303

At September 30, 2008, the weighted average interest rate on our mortgage loans of $24,951,573 was 6.12%.

General and Administrative Expenses
General and administrative expenses increased by $474,645 to $942,196 for the nine months ended September 30, 2008 compared to $467,551 for the same period in 2007, an increase of 101.5%. For the nine months ended September 30, 2008, general and administrative expenses as a percentage of total revenue were 24% as compared to 26% for the same period in 2007. In comparing our general and administrative expenses with other REITs one should take into consideration that we are a self administered REIT and, therefore, general and administrative expenses are usually higher in relation to revenues. Accordingly, all of our expenses related to acquisitions, due diligence performed by our officers and employees is charged as general and administrative expense as incurred rather than being capitalized as part of the cost of real estate asset acquired. The increase in general and administrative expenses during 2008 and 2007 was primarily due to the additional staffing requirements and costs associated with the increase of our real estate portfolio and consulting, legal and accounting costs incurred to satisfy the registration and reporting requirements of being registered under the 1934 Act.
During the nine months in 2008, salaries and compensation related expenses were $503,704 compared to $316,509 during the same period in 2007, an increase of $187,195, or 59.1%. The number of full-time employees at September 30, 2008 and 2007 was 8 and 5, respectively. We anticipate an increase in staff and compensation costs as our capital and portfolio continue to increase, however we anticipate that these costs as a percentage of total revenue will decline.
Approximately $240,000 of the increase in general and administrative expenses for the nine months ended September 30, 2008 compared to the same period in 2007 was related to costs associated with the requirements to register under the 1934 Act as a reporting company. These costs include outside consulting costs related to requirements of the Sarbanes-Oxley act of 2002; consulting, audit and legal expenses; and filing and transfer agent related fees. We expect the fourth quarter audit and legal fees to be significantly greater as a result of our continuing compliance with these 1934 Act requirements. Further, we expect that the trend of higher costs will level off following completion of the 2008 audit.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $715,508, or $0.15 loss per share for the nine months ended September 30, 2008, compared to a loss of $292,855, or $0.13 loss per share for the same period in 2007. The increase in the loss is primarily related to increases in general and administrative and depreciation expenses. We anticipate that general and administrative expenses will not continue to increase at the same rate as historical expenses for reasons previously stated. Additionally, we anticipate the additional revenues from properties acquired in 2008 as well as the properties acquired in 2009 will reduce and/or eliminate future operating losses.
Net income from continuing operations before depreciation and amortization for the nine month period ended September 30, 2008 was $948,182 compared to $144,762 for the same nine months in 2007.
Non-GAAP Supplemental Financial Measure: Interest Coverage Ratio
Our interest coverage ratio for 2008 was 2.29 times and for 2007 was 2.82 times. Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded to discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculations of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any liquidity measures under generally accepted accounted principles.

The following is a reconciliation of net cash provided by operating activities on our statements of cash flows to our interest coverage amount for the nine months ended September 30:

	2008	2007

Net cash provided by operating activities	$61,387	$712,279
Interest and amortized financing expense	946,772	544,303
Changes in operating assets and liabilities:
Receivables and other assets	709,922	(24,759)
Accounts payable, accrued expenses and other liabilities	372,040	280,673

Interest coverage amount	$2,090,121	1,512,496

Divided by interest expense	$914,266	$536,724

Interest coverage ratio	2.29	2.82

Interest expense includes interest expense recorded to “income from discontinued operations” in our statements of operations.
Non-GAAP Supplemental Financial Measure: Fixed Charge Coverage Ratio
Our fixed charge coverage ratio for 2008 was 2.13 times and for 2007 was 2.51 times. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
At September 30, 2008, we had $292,227 in cash and cash equivalents compared to $4.9 million at December 31, 2007. Due to the decrease in interest rates earned on money market accounts and short term investments, we made arrangements with a bank to extend credit on the acquisition of the Executive Office Park on a credit line of $6,597,500, whereby, we can reduce the loan with our excess cash and draw on it when we need it for acquisitions. During the three months ended September 30, 2008, we paid the loan down by approximately $3.3 million. If the market will allow, we expect to obtain additional mortgages collateralized by some or all of our real property for future acquisitions. We anticipate continuing issuing equity securities in order to obtain additional capital. We expect the funds from operations; additional mortgages and securities offerings will provide us with sufficient capital to make additional investments and to fund our continuing operations for the foreseeable future.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2008 was approximately $21.7 million, compared to $24.1 million for the same period in 2007. The significant investing activities during 2008 were the acquisition of three properties for approximately $22.1 million. In 2008, the Company acquired Executive Office Park for $10.1 million, Waterman Plaza for $7.2 million and the Pacific Oaks Plaza for $4.9 million. These properties were acquired with the proceeds from the mortgage note of Waterman Plaza of $3.9 million and a draw on the line of credit of $6.6 million for the Executive Office Park totaling approximately $10.5 million. The difference of $11.6 million was raised in the financing activities and cash on hand. During the nine months ended September 30, 2007, the Company’s significant investing activities included the acquisition of two properties for approximately $22.8 million including Garden Gateway Plaza for $15.1 million and World Plaza for $7.7 million. These two acquisitions were financed by new mortgage financing of $11.0 million and the assumption of existing mortgage financing of $3.7 million. The difference of $8.1 million was funded from other financing activities or cash on hand.

Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2008 was approximately $17.1 million, compared to $25.7 million for the same nine months in 2007. The financing activities for the nine months ended September 30, 2008 are explained as follows:
Net proceeds from the sale of common stock was approximately $15.4 million and net proceeds from mortgage notes issued and advance on the line of credit was approximately $10.4 million for a total of $25.8 million.
During the nine months ended September 30, 2008, the Company repaid the $4.4 million mortgage loan on the Sparky’s Joshua Self Storage, reduced the outstanding balance on the line of credit by approximately $3.2 million and reduced other mortgage notes by $0.3 million for a total reduction in mortgage liabilities of $7.9 million.
The other significant financing activity was dividend payments of approximately $1.0 million.
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2008 was $61,387, compared to $1,052,279 for the nine months ended September 30, 2007. The decrease is primarily the result of increases in tenant receivables and other assets in the nine months ended September 30, 2008.
Future Capital Needs
During 2008 and beyond, we expect to complete additional acquisitions of real estate. We intend to fund our contractual obligations and acquire additional properties by borrowing a portion of purchase price and collateralizing the mortgages with the acquired properties or from the net proceeds of issuing additional equity securities. We may also use these funds for general corporate needs. If we are unable to make any required debt payments on any borrowings we make in the future, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties. In addition, we need sufficient capital to fund our dividends in order to meet these obligations.

Contractual Obligations
The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and interest payments on our fixed-rate debt at September 30, 2008 and provides information about the minimum commitments due in connection with our ground lease obligation and purchase commitment at September 30, 2008. Our secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principle balance of such debt becoming immediately due and payable. We were in compliance with all our debt covenants and restrictions at September 30, 2008.

	Payment Due
	by Period
	Less than 1			More than 5
	Year	1 – 3 years	3 – 5 Years	Years (After
	(2008)	(2009-2010)	(2011-2012)	2012)	Total
Principal payments—secured debt	$117,116	$1,001,261	$7,383,747	$16,449,449	$24,951,573
Interest payments—fixed-rate debt	598,346	2,570,552	2,298,528	2,103,240	7,570,666
Ground lease obligation (1)	5,010	40,080	41,194	1,159,114	1,245,398

Total	$720,472	$3,611,893	$9,723,469	$19,711,803	$33,767,637

(1)	Lease obligation represents the ground lease payments due on World Plaza. The lease expires in 2062.
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
Other Liquidity Needs
We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to continue to make, but have not contractually bound ourselves to make, regular quarterly distributions to common stockholders and preferred stockholders from cash flow from operating activities and gains from sale of real estate. All such distributions are at the discretion of our Board. We may be required to use borrowings, if necessary, to meet REIT distribution requirements and maintain our REIT status. We have historically distributed amounts in excess of the taxable income resulting in a return of capital to our stockholders, and currently have the ability to not increase our distributions to meet our REIT requirement for 2008. We consider market factors and our historical and anticipated performance in addition to REIT requirements in determining our distribution levels. On April 30, July 31 and October 31, 2008, we paid regular quarterly cash dividends to stockholders of $0.147, $0.14775 and $0.1485 per common share, a total of $2.14 million of which $1.026 million was reinvested. This dividend is equivalent to an annual rate of $0.594 per share. In addition, on April 10, July 10 and October 10, 2008, we paid the quarterly distributions to our Series AA Preferred stockholders of $65,890 of which $9,600 was reinvested.

We believe that we will have sufficient capital resources to satisfy our liquidity needs over the next twelve-month period. We expect to meet our short-term liquidity needs, which may include principal repayments of our debt obligations, capital expenditures, distributions to common and preferred stockholders, and short-term acquisitions through retained cash flow from operations and possibly from proceeds from the proceeds from the disposition of non-strategic assets.
We expect to meet our long-term liquidity requirements, which will include additional properties through additional issuance of common stock, long-term secured borrowings. We do not intend to reserve funds to retire existing debt upon maturity. We presently expect to refinance such debt at maturity or retire such debt through the issuance of common stock as market conditions permit.
Off-Balance Sheet Arrangements
As of September 30, 2008, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.
Non-GAAP Supplemental Financial Measure: Funds From Operations (“FFO”)
Management believes that FFO is a useful supplemental measure of our operating performance. We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss) computed in accordance with GAAP, plus depreciation and amortization of real estate assets (excluding amortization of deferred financing costs and depreciation of non-real estate assets) reduced by gains or losses from sales of depreciable operating property and extraordinary items, as defined by GAAP. Other REITs may use different methodologies for calculating FFO, and accordingly, our FFO may not be comparable to other REITs.
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
The following table presents our FFO, for the three and nine months ended September 30, 2008 and 2007:

	Three months ended		Nine months ended
	September 30		September 30,
	2008	2007	2008	2007
Net loss	$(543,020)	$(75,570)	$(649,620)	$(226,967)
Adjustments:
Preferred stock dividends	(21,963)	(23,538)	(65,888)	(65,888)
Depreciation and amortization of real estate	619,109	340,051	1,559,139	592,903
Less Gain on sale of real estate			(605,539)	(9,775)

Funds From Operations	$54,126	$240,943	$238,092	$290,273

FFO should not be considered as alternative to net income (loss), as an indication of our performance, nor is FFO indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of debt, each of which may impact the amount of cash available for distribution to our stockholders.
Inflation
Since the majority of our leases require tenants to pay most operating expenses, including real estate taxes, utilities, insurance, and increases in common area maintenance expenses, we do not believe our exposure to increases in costs and operating expenses resulting from inflation would be material.
Recently issued Accounting Standards. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value under U. S. generally accepted accounting principles (“GAAP”). The key changes to current practice are (1) the definition of fair value, which focuses on an exit price rather than an entry price; (2) the methods used to measure fair value, such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions, and credit standing and (3) the expanded disclosures about fair value measurements, SFAS 157 does not require any new fair value measurements. SFAS 157, as amended, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 on January 1, 2008 and, effective for the third quarter 2008, adopted FASB Staff Position SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). The adoption of SFAS 157 and FSP SFAS 157-3 did not have a significant impact on the Company’s financial position or results of operations since the Company does not record it financial assets and liabilities at fair value.
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

SEGMENTS DISCLOSURE.
The Company’s reportable segments consist of mortgage activities and the four types of commercial real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results: Residential Properties, Office Properties, Retail Properties and Self Storage Properties. The Company also has certain corporate level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.
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
See the accompanying condensed financial statements for a Schedule of the Segment Reconciliation to Net Income Available to Common Stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4T. Controls and Procedures.
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

During 2008, we made a number of improvements to our internal accounting resources through the addition of a Vice President Finance with over 30 years experience in finance and accounting including the application of SFAS 141 and accounting for investments in real estate ventures in an effort to minimize financial reporting deficiencies in the future. The Company delayed filing the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 until this material weakness was remediated. Therefore, our management, including our principal executive officer and principal financial officer, have determined that the material weakness in our internal control over financial reporting and the related inadequacy in our disclosure controls and procedures that existed as of September 30, 2008 have since been remedied.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the changes described above under “Disclosure Controls and Procedures.”
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended September 30, 2008, the Company sold 649,949 shares of its common stock for an aggregate net proceeds of $5,070,252. These shares were sold at a price of $10.00 per share in a private placement offering to a total of 178 accredited investors. Each issuee purchased their shares for investment and the shares are subject to appropriate transfer restrictions. The offering was made by the Company through selected FINRA member broker-dealer firms. The sales were made in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws contained in Section 4(2) of the Act and Rule 506 promulgated thereunder.
During the three months ended September 30, 2008, the Company also sold 40,376 shares of its common stock to certain of its existing shareholders under its dividend reinvestment plan. The shares were sold directly by the Company without underwriters to a total of 672 persons participating in the plan. The Company sold these shares in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. Each issuee purchased the shares for investment and the shares are subject to appropriate transfer restrictions.

During the three months ended September 30, 2008, the Company issued 2,278 shares at an average exercise price of $7.20 upon the exercise of options by two employees.
All shares issued in these offerings were sold for cash consideration. The Company used the net proceeds it received for the sale of these shares to acquire and/or maintain its real estate investments.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit
Number	Description

3.1	Articles of Incorporation filed January 28, 1999 (1)
3.2	Certificate of Determination of Series AA Preferred Stock filed April 4, 2005 (1)
3.3	Bylaws of NetREIT (1)
3.4	Audit Committee Charter (1)
3.5	Compensation and Benefits Committee Charter (1)
3.6	Nominating and Corporate Governance Committee Charter (1)
3.7	Principles of Corporate Governance of NetREIT (1)
4.1	Form of Common Stock Certificate (1)
4.2	Form of Series AA Preferred Stock Certificate (1)
10.1	1999 Flexible Incentive Plan (1)
10.2	NetREIT Dividend Reinvestment Plan (1)
10.3	Form of Property Management Agreement (1)
10.4	Option Agreement to acquire CHG Properties (1)

(1)	Previously filed as an exhibit to the Form 10 for the year ended December 31, 2007.

31.1	*
Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

31.2	*
Certification of the Company’s Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

32.1	*
Certification of the Company’s Chief Executive Officer (Principal Executive Officer) and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed herewith.

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

EXHIBIT INDEX

31.1*
Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

31.2*
Certification of the Company’s Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

32.1*
Certification of the Company’s Chief Executive Officer (Principal Executive Officer) and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed herewith.