Form 10-K
period 2008-12-31
NETREIT
filed 2009-05-29
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-53673
NETREIT
(Exact name of registrant as specified in its charter)

California	33-0841255

(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1282 Pacific Oaks Place Escondido, CA	92029-2900

(Address of principal executive offices)	(Zip code)
(760) 471-8536
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Series A, no par value
(Title of class)
Indicate by check mark whether the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☐ No
At April 30, 2009, registrant had issued and outstanding 7,560,569 shares of its common stock, no par value.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS
AND INDUSTRY DATA
This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this Form 10-K. Important factors that may cause actual results to differ from projections include, but are not limited to:
•	specific risks that may be referred to in this Form 10-K, including those set forth in the “Risk Factors” section of the Form 10-K;
•	adverse economic conditions in the real estate market;
•	adverse changes in the real estate financing markets;
•	our inability to raise sufficient additional capital to continue to expand our real estate investment portfolio;
•	unexpected costs, lower than expected rents and revenues from our properties, and/or increases in our operating costs;
•	inability to attract or retain qualified personnel, including real estate management personnel;
•	adverse results of any legal proceedings; and
•	changes in laws, rules and regulations affecting our business.
All statements, other than statements of historical facts, included in this Form 10-K regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects, current expectations, forecasts, and plans and objectives of management are forward-looking statements. When used in this Form 10-K, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “should,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Form 10-K. We do not undertake any obligation to update any forward-looking statements or other information contained in this Form 10-K, except as required by federal securities laws. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Form 10-K are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. We have disclosed important factors that could cause our actual results to differ materially from our expectations under the “Risk Factors” section of this Form 10-K and elsewhere in this Form 10-K. These cautionary statements qualify all forward-looking statement attributable to us or persons acting on our behalf.
Information regarding market and industry statistics contained in this Form 10-K is included based on information available to us that we believe is accurate. We have not reviewed or included data from all sources, and we cannot assure you of the accuracy or completeness of the data included in this Form 10-K. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We undertake no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See the “Risk Factors” section of this Form 10-K for a more detailed discussion of uncertainties and risks that may have an impact on our future results.

ITEM 1.	BUSINESS
Our Company, NetREIT
NetREIT (who we sometimes refer to as “we”, “us” or the “Company”) is a California corporation formed on January 28, 1999 that operates as a real estate investment trust as defined under the Internal Revenue Code (“REIT”). We are a self-administered REIT, meaning that our operations are under the control of our board. We have no outside advisor. We do use an affiliated property manager, CHG Properties, Inc. (“CHG Properties”), to manage the day-to-day operations of our properties.
Our goal is to create current income and growth for our shareholders by seeking promising financial opportunities to acquire commercial, retail and multi-unit residential real estate located primarily in the western United States.
We invest in retail, commercial and multi-residential real estate. From January 2005 through March 2009, our property portfolio increased from two properties to fourteen properties. Our properties include one apartment complex, two self-storage facilities, small retail centers, office complexes and a single purpose retail property. No single tenant accounts for more than 15% of our rental income and the businesses of our respective tenants are generally diversified. Our equity capitalization has increased from approximately $660,857 at December 31, 2004 to more than $48.2 million at December 31, 2008 and total assets increased during that period from $4.4 million to $72.4 million.
Our Management
As we have no outside advisor, our management is responsible for identifying and making acquisitions on our behalf. Our chief executive officer and president, Jack K. Heilbron and our Chief Financial Officer, Kenneth W. Elsberry are responsible for managing our day-to-day affairs. We contract with CHG Properties, Inc. (“CHG Properties”) for the management of our properties. Our board must approve each real property acquisition proposed by our executive officers, as well as other matters set forth in our articles of incorporation. We have seven directors comprising our board. Five of our directors are independent of Mr. Heilbron, Mr. Elsberry and CHG Properties. Our directors are elected annually by the shareholders. We refer to our executive officers and any directors who are affiliated with them as our management. Currently, we have no such affiliated directors other than Mr. Heilbron and Mr. Elsberry.
Our Property Manager
CHG Properties, Inc. manages our properties under the Property Management Agreement. The Property Management Agreement has been approved and is subject to continuing review by our directors, including a majority of our independent directors. CHG Properties is the wholly owned subsidiary of CI Holding Group, Inc. (“CI Holding”). Our CEO and president and our CFO, Mr. Heilbron and Mr. Elsberry, respectively, are minority shareholders of CI Holding. Also, Mr. Heilbron serves as chairman and president of CHG Properties, and Mr. Elsberry serves as its CFO and secretary and a director.
Under the Property Management Agreement, we will pay CHG Properties management fees in the amount up to 5% of the gross revenues of each property managed for management of our properties. We believe these terms will be no less favorable to NetREIT than those customary for similar services in the relevant geographic areas of our properties. Depending upon the location of certain of our properties and other circumstances, we may retain unaffiliated property management companies to render property management services for some of our properties.
Our Contacts with CHG Properties
The Property Management Agreement. CHG Properties provides property management services to us under the terms of the Property Management Agreement. Without limiting the generality of the following description, the property manager has agreed to provide services in connection with the rental, leasing, operation and management of our properties in consideration for a monthly management fee in the amount of up to 5% of Gross Rental Income, as defined in the Property Management Agreement, from all properties managed for the month for which the payment is made. In addition, we are required to compensate the property manager in the event it provides services other than those specified in the Property Management Agreement and to reimburse the property manager for its costs, other than its general, administrative and overhead costs, in providing services under the Agreement. We will maintain a property management agreement for each property, each of which will have an initial term ending December 31, in the year in which the property is acquired. Each Property Management Agreement will be subject to successive one-year renewals, unless we or the property manager notifies the other in writing of its intent to terminate the Property Management Agreement 60 days prior to the expiration of the initial renewal term. Our right to terminate will be limited so that the Property Management Agreement will be terminable by us only in the event of gross negligence or malfeasance on the part of the property manager.

Under the Property Management Agreement, the property manager will hire, direct and establish policies for our employees who will have direct responsibility for each property’s operations, including resident managers and assistant managers, as well as building and maintenance personnel. We may employ some persons who are also employed by CHG Properties or its other affiliates. CHG Properties may, as it deems necessary, engage one or more agents to perform services for us, including local property managers. In doing so, however, CHG Properties will not be relieved of its duties and responsibilities to us under the Property Management Agreement, and it must compensate any such agents without the right to any reimbursement from us or duplication of costs to us. CHG Properties will also direct the purchase of equipment and supplies and will supervise all maintenance activity.
Pursuant to the Property Management Agreement, CHG Properties is responsible for collection and bank deposit of rents, day-to-day maintenance of the properties, leasing and tenant relations, and the submission of approved vendor invoices to us for payment. CHG Properties will also review and pay approved vendor invoices, monitor the payment of rents by tenants, and monitor the collection of reimbursements from tenants, where applicable, for common area maintenance, property taxes and insurance. Data relating to collections, payments and other operations of the properties will be entered and maintained on a computer data bank located in CHG Properties’ office. CHG Properties will be responsible for monitoring and supervising any management employees on the properties, including on-site apartment building managers.
Under the Property Management Agreement, we indemnify CHG Properties and pay or reimburse reasonable expenses in advance of final disposition of any proceeding with respect to its acts or omissions. Conditions to our indemnification include: that the property manager acted in good faith and the course of its conduct which caused the loss or liability was in our best interests; that the liability or loss to be indemnified was not the result of its willful misconduct or gross negligence; and that, in any event, such indemnification or agreement to hold harmless is recoverable only out of our assets and not from the assets of our shareholders.
Right to Acquire Property Manager’s Business. During the term of the Property Management Agreement, we have the option to acquire CHG Properties’ property management business, including its assets used in connection with that business. We have the right to do this without any consent of the property manager, its board, or its shareholders. We may elect to exercise this right at any time. Our board’s decision to exercise this right will require the approval of a majority of our directors not otherwise interested in the transaction (including a majority of our independent directors). In the event this acquisition is consummated, CHG Properties and/or its shareholders will receive the number of shares of our common stock determined as described below. We sometimes refer to our common stock as “Shares”. If the transaction is consummated, we will be obligated to pay any fees accrued under the contractual arrangements for services rendered through the closing date of the transaction.
In the event we choose to structure the transaction as a purchase of assets or a share exchange where we acquire the CHG Properties corporate entity, our articles and bylaws and California corporation law permit us to do so without obtaining approval of our shareholders. We presently do not intend to seek shareholder approval if it is not then required.
The number of Shares we would issue to acquire CHG Properties’ business will be determined as follows. First we would send notice to the property manager of our election to proceed with the acquisition (the “Acquisition Notice”). Next, an independent auditor will determine the net income of the property manager for the 6-month period immediately preceding the month in which the Acquisition Notice is delivered as determined in accordance with generally accepted accounting principles (“GAAP”). The net income so determined will then be annualized. CHG Properties will bear the cost of the audit. The annualized net income will then be multiplied by 90% and divided by our Funds From Operations per Weighted Average Share (“FFO Per Share”), which shall equal the annualized Funds From Operations for our quarter ended immediately preceding the date the Acquisition Notice is delivered per our Weighted Average Shares during such quarter, as annualized. The FFO Per Share will be based on the quarterly report we file and deliver to our shareholders for such quarter. The resulting quotient will constitute the number of Shares we will issue in the transaction, which must be consummated within 90 days after the Acquisition Notice. FFO means generally net income (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of properties, plus depreciation of real property and amortization, and extraordinary items.
Under certain circumstances, our acquisition of CHG Properties’ business under this agreement can be entered into and consummated without seeking shareholder approval. Any acquisition of the property manager will occur, if at all, only if our board obtains a fairness opinion from a recognized financial advisor or institution providing valuation services to the effect that the consideration to be paid for the property manager’s business is fair, from a financial point of view, to the shareholders. In the event the Property Management Agreement is terminated for any reason other than our acquisition of CHG Properties’ business, all of CHG Properties’ obligations and the Property Management Agreement will terminate. We have no intention to exercise our option to acquire CHG Properties’ property management business.

Federal Income Tax REIT Requirements
Starting in our 2000 tax year, we have elected to be taxed as a REIT. As a REIT, we are generally not subject to federal income tax on income that we distribute to our shareholders. Under the Internal Revenue Code of 1986, as amended (the “Code”), to maintain our status as a REIT and receive favorable REIT income tax treatment, we must comply with certain requirements of federal income tax laws and regulations. These laws and regulations are complex and subject to continuous change and reinterpretation. We have received an opinion of special tax counsel that our Company will qualify as a REIT if it achieves certain of its objectives, including diversity of stock ownership and operating standards. However, there is no assurance that we will be able to achieve these goals and thus qualify or continue to qualify to be taxed as a REIT.
The principal tax consequences of our being taxed as a REIT are that our shareholders may receive dividends that are partially sheltered from federal income taxation. In the event we fail to qualify as a REIT, we will be subject to taxation on two levels in that our income will be taxed at the corporate level because we will not be able to deduct dividends we pay to our shareholders. In turn, shareholders will be taxed on dividends they receive from us.
To continue to be taxed as a REIT, we must satisfy numerous organizational and operational requirements, including a requirement that we distribute at least 90% of our Real Estate Investment Trust taxable income to our shareholders, as defined in the Code and calculated on an annual basis. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even though we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.
1940 Act Considerations
Our management will continually review our investment activity in order to prevent us from coming within the application of the Investment Company Act of 1940 (the “1940 Act”). Among other things, management will attempt to monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an “investment company” under the act. If at any time the character of our investments could cause us to be deemed an investment company for purposes of the 1940 Act, we will take the necessary action to ensure that we are not deemed to be an “investment company.”
Our Offices and Employees
Our offices are situated in approximately 12,134 square feet of space in our Pacific Oaks Plaza located at 1282 Pacific Oaks Place in Escondido, California.
As of April 30, 2009, we employed 24 full time and four part-time employees.
Certain Investment Limitations
Our bylaws place numerous limitations on us with respect to the manner in which we may invest our funds. These limitations cannot be changed unless our bylaws are amended, which requires the approval of the shareholders. Under our bylaws, we cannot:
•	Acquire a property if its purchase price, as defined, exceeds its appraised value and the total acquisition expenses, as defined, and real estate commissions paid do not exceed six percent (6%) of the purchase price (or in the case of a mortgage loan, six percent (6%) of the funds advanced), unless our board (including a majority of the independent directors) approves the transaction as being commercially competitive, fair and reasonable to us.
•	Invest in commodities, commodities futures contracts, foreign currency and bullion, with an exception for interest rate futures.
•	Invest in installment sales contracts for the sale or purchase of real estate (except in connection with the disposition of a property and where such contract is in recordable form and is appropriately recorded in the chain of title).

•	Invest in mortgage loans, unless such lien, plus the outstanding amount of the senior debt secured by the same property, if any, does not exceed 85% of the appraised value of the property securing the loan if, after giving effect thereto, the value of all mortgage loans secured by junior liens on real property would not exceed 25% of our tangible assets; or if the value of all of our investments in junior mortgage loans which do not meet the foregoing criteria would not exceed 10% of our tangible assets (which are included in the aforesaid 25%) and the directors (including a majority of the independent directors) determine substantial justification exists because of the presence of other underwriting criteria.
•	Invest in mortgage loans unless:
–	a title insurance policy or policy commitment insures the priority of the mortgage;

–	the mortgage loan is not subordinate to any mortgage loan or equity interest by a member of our management or their affiliate; and

–	the transaction is not with a member of our management or their affiliate unless an appraisal of the property securing the mortgage has been obtained from an independent qualified appraiser and the transaction is approved by a majority of the independent directors.
•	Invest in unimproved real property, as defined, or in mortgage loans secured by liens on unimproved real property, if the total of such investments exceeds 10% of our invested assets, as defined.
•	Trade, as compared to investment activities (other than investments made solely for hedging purposes).
•	Hold property primarily for sale to customers in the ordinary course of business.
•	Engage in the trading, underwriting or agency distribution of Securities issued by others.
•	Invest in the equity securities of any nongovernmental issuer representing less than 100% ownership of such issuer, including another REIT, for a period in excess of 18 months or in the equity securities of any affiliate of a member of management, except issuers formed by us to develop, own and/or operate specific properties.
•	Engage in any short sale, or borrowing on an unsecured basis, if such borrowing will result in an asset coverage of less than three hundred percent (300%), unless at least eighty percent (80%) of our tangible assets consist of first mortgage loans. For the purposes hereof, “asset coverage” means the ratio that the value of the aggregate book value of our assets, less all liabilities and indebtedness, except indebtedness for unsecured borrowings, bears to the aggregate of our unsecured borrowings.
Also, our aggregate borrowings (secured and unsecured) must be reviewed by our board at least quarterly as being reasonable in relation to our net assets. The maximum amount of such borrowings in relation to our net assets shall, in the absence of a satisfactory showing that a higher level of borrowing is appropriate, not exceed 300%. Any excess in borrowing over such 300% level shall be approved by a majority of the independent directors and disclosed to shareholders in our next quarterly report, along with justification for such excess.
Our Policies Regarding Operating Reserves
We are not required to maintain a specified level of operating reserves nor do we have a policy to do so. Our directors continually monitor our short term cash needs for capital expenditures and property operation with a view towards maintaining cash reserves in sufficient amounts to meet our anticipated short term cash requirements in this regard. In addition, based on the nature, location, age and condition of our properties, and our requirements under our various leases, we attempt to maintain sufficient reserves to meet these obligations. However, we cannot assure our shareholders that we will have sufficient reserves at all times to meet our short term obligations, especially unforeseen obligations, such as those arising from losses suffered by reason of acts of God or unsecured casualties. In the event we encounter situations requiring expenditures exceeding our reserves, we will be forced to seek funds from other sources, including short term borrowing.

Restrictions on Our Transactions with Management and Their Affiliates
Our bylaws prohibit the following transactions with our management or their affiliates.
•	Any loan of funds to or borrowing of funds from such person, unless a majority of the directors (including a majority of the independent directors) not otherwise interested in such transaction, approve the transaction as being fair, competitive, commercially reasonable and no less favorable to us than loans between unaffiliated lenders and borrowers under the same circumstances.
•	Any transaction (other than through a joint venture or partnership) that involves the acquisition of a property from, or the sale of a property to, such person, except our acquisition of a property where such person has acquired the property for the sole purpose of facilitating our acquisition thereof, the total consideration we pay does not exceed the cost of the property to such person (including holding costs) and no special benefit results to such person.
•	Any transaction with a business organization with which such person, in his individual capacity, is affiliated unless that transaction is approved by the board and a majority vote of the shareholders.
•	Any investment in a joint venture or partnership with such person unless a majority of the board (including a majority of the independent directors), excluding any director who is interested in the transaction, approves the transaction as being fair and reasonable to us and substantially on the same terms and conditions as those received by other joint venturers.
•	Any other transaction between us and such person, unless specifically prohibited, shall require the approval of the board (including a majority of the Independent Directors) excluding any director interested in the transaction, as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.
Restrictions on Our Ability to Issue Securities
Our bylaws prohibit us from issuing the following securities:
•	Warrants, options or rights, except as part of a public offering or other financing, a ratable distribution to or purchase by the shareholder or a stock option plan for our officers, directors and/or key employees.
•	Debt securities, unless the historical debt service coverage (in the most recently completed fiscal year), as adjusted for known changes, is sufficient to properly service that higher level of debt.
•	Assessable or non-voting equity securities.

ITEM 1A.	RISK FACTORS
Risks Relating to an Investment in Our Securities
If we are unable to find suitable investments, we may not be able to achieve our investment objectives or continue to pay dividends. Our achievement of our investment objectives and our ability to pay regular dividends is dependent upon our continued acquisition of suitable property investments, our selection of tenants and our obtaining satisfactory financing arrangements. We cannot be sure that our management will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If our management is unable to find suitable investments, we will hold the proceeds available for investment in an interest-bearing account, invest the proceeds in short-term, investment-grade investments or, ultimately, liquidate. In such an event, our ability to pay dividends to our shareholders would be adversely affected.
Our continued growth depends on external sources of capital. We may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations, or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT if we do not have the necessary capital. We may not be able to fund our future capital needs as they arise, including acquisition financing, from our operating cash flow because of our distribution payment requirements. To maintain our qualification as a REIT, the Internal Revenue Code requires us to annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding income from capital gains. As a result, we must rely on outside sources to fund our needs. Our access to third-party sources of capital depends, in part, on the following: general market conditions, the market’s perception of our growth potential, our current debt levels, our current and expected future earnings, our cash flow and cash distributions, and the market price per Share of our common stock.

We may be prevented from paying dividends by legal requirements. Under California Corporations Law, our directors may be personally liable for our payment of any distributions, including dividends, if at the time payment is made we do not satisfy certain solvency tests, including current assets and current liabilities ratio tests. In the event our board determines that we do not satisfy these statutory tests, we will not pay dividends on our common stock.
We may change one or more of our investment policies. One or more of our investment policies may be changed, subject to certain investment limitations in our bylaws, or modified from time to time by our management, subject to review by our independent directors who are charged with the responsibility and authority to review our investment policies and criteria at least annually to determine that the policies we are following are in the best interests of our shareholders.
Our shareholders have a very limited right to influence our business or affairs. Our executive officers, under the direction of our board of directors, have the exclusive right to manage our day-to-day business and affairs. Except for certain major decisions (such as mergers or the sales of substantially all of our assets) which require the vote of our shareholders, our shareholders generally do not have the right to participate in our management or investment decisions. Moreover, shareholders do not have the right to remove directors except for cause.
We depend on key personnel. Our ability to achieve our investment objectives and to pay dividends is dependent to a significant degree upon the continued contributions of certain key personnel in acquiring our investments, the selection of tenants and the determination of any financing arrangements. Our key personnel includes Mr. Jack K. Heilbron and Mr. Kenneth W. Elsberry, each of whom would be difficult to replace. If any of our key employees were to cease employment, our operating results could suffer. We also believe that our future success depends, in large part, upon our ability to hire and retain skilled and experienced managerial, operational and marketing personnel. Competition for skilled and experienced personnel is intense, and we cannot assure our shareholders that we will be successful in attracting and retaining such skilled personnel.
The availability and timing of cash dividends is uncertain. We bear all expenses incurred in our operations, which are deducted from cash funds generated by operations prior to computing the amount of cash dividends to be distributed to the shareholders. In addition, the board of directors, in its discretion, may retain any portion of such funds for working capital. We cannot assure our shareholders that we will have sufficient cash to pay dividends to our shareholders.
Our bylaws may prevent our participation in certain business combinations. Provisions of our bylaws require our shareholders owning at least 66 2/3% of the Shares to approve certain business combinations. For the purposes of these provisions, a “business combination” means (i) a major consolidation between the Company and an Interested Shareholder and/or its affiliates; (ii) any sale, lease, exchange, mortgage, pledge or transfer of assets to an Interested Shareholder and/or its affiliates having an aggregate full value of at least $1,000,000; and (iii) any reclassification or reorganization, the affect of which would be to increase the proportion of outstanding shares of any class of our equity securities convertible into a class of equity securities owned by an Interested Shareholder and/or its affiliates; and (iv) the adoption of any plan for liquidation or dissolution, proposed by or on behalf of an Interested Shareholder or its affiliates. An “Interested Shareholder” is a shareholder, or corporate shareholder who is acting in concert, who holds of record, and/or beneficially, 10% or more of our outstanding common stock. Under California Corporate Law, business combinations are required to be approved by a Majority Vote of our shareholders. The 66 2/3rds shareholder approval will not apply if, at the time the business combination is consummated or at any time during the prior twelve months we are beneficially owned by a majority of the outstanding equity stock of the Interested Shareholder, the business combination has been unanimously approved by our independent and disinterested directors. These requirements could have the effect of inhibiting a change in control even if a change in control were in the best interests of our shareholders. These provisions do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an Interested Shareholder.
A limit on the number of Shares a person may own may discourage a takeover. Our articles of incorporation restrict ownership by one person to not more than 9.8% of our outstanding common stock. This restriction may discourage a change in control of our voting stock and may deter individuals or entities from making tender offers for Shares, which offers might be financially attractive to shareholders or which may cause a change in our management.
Our common stock is subordinate to our Preferred Stock in rights to distributions. Our Series AA Preferred Stock is entitled to receive dividends of 7% per annum, cumulative before we may pay distributions to our common stock, and has have the right to receive distributions upon our liquidation equal to its Liquidation Value of $25.00 per Share before we may pay distributions upon our liquidation to our common shares. Thus, we may pay smaller distributions on the common stock than we otherwise could, but for the prior right to distributions of our Preferred Stock.
Possible acquisition of our affiliated property manager’s business. We have the option to acquire the property management business of our property manager, CHG Properties, at any time, in return for Shares of our common stock, the number of which will be determined by the property manager’s net income and our Funds From Operations per Share in accordance with a prescribed formula. Under this right, we can acquire our property manager’s business without a vote or the consent of our shareholders or the consent of the property manager or its shareholders. Thus, in the event we acquire the property manager’s business, the owner of the property manager, which is affiliated with our executive management, would receive payment in the form of Shares of our common stock, the amount of which could be substantial. This formula is intended to result in our issuance of a number of our common shares equal to the fair value of the property manager’s business, including consideration for the cancellation of its contractual relationship with us and the loss of future fees. However, there is no assurance that the value we would pay for the property manager’s business and assets would not exceed the value non-related purchasers would pay in an arms-length transaction. To exercise this right, it must be approved by a majority vote of our directors not otherwise interested in the transaction and by a majority of our independent directors.

Possible future transactions with our executive management or their affiliates. Under prescribed circumstances, our bylaws permit us to enter into transactions with our affiliates, including the borrowing and lending of funds, the purchase and sale of properties, and joint investments. Currently, our policy is not to enter into any transaction involving sales or purchases of properties or joint investments with our executive management or their affiliates, or to borrow from or lend money to such persons. However, our policies in each of these regards may change in the future.
Our return to our shareholders could be reduced if we are required to register as an investment company. We are not registered as an investment company under the 1940 Act. If we were obligated to register under the 1940 Act, we would incur additional expenses. Also, because we would have to comply with a variety of substantive requirements of the 1940 Act, operations could be materially altered. We plan to continue to rely on an exemption from registration under the 1940 Act. Compliance with this exemption generally requires that our activities are primarily in the business of investing in real estate. Under this exemption, we may temporarily invest unused funds in government securities and other specified short-term investments. Also, in order to comply with these exemption requirements, we may from time to time acquire indirect assets and real estate, or invest in sole or participatory ownership of secured loans and certain other qualifying assets. Inasmuch as our compliance with this exemption will, in large part, depend on the facts and circumstances of our operations, there is no assurance that we will be able to maintain this exemption. Moreover, our ability to invest in sufficient qualifying real estate assets and/or real estate-related assets may be impacted by future changes in the 1940 Act and regulations thereunder or by future interpretations by the Securities and Exchange Commission or the courts. Any of these future developments could cause us to lose our exemption and force us to reevaluate our portfolio and business strategy. Any such changes may materially and negatively impact our business.
Risks Relating to Private Offering Exemption and Lack of Liquidity
Private placement offering — compliance with exemption requirements. We have and may continue to sell our Shares to investors in reliance on the private placement offering exemption from registration under the 1933 Act and applicable state securities laws. Many of these requirements are subjective and must ultimately be determined upon the specific facts and circumstances of the Offering. There is no assurance that the Securities and Exchange Commission, any state securities law administrator, or a trier of fact in a court or arbitration proceeding would not determine that we failed to meet one or more of these requirements. In the event we cannot rely on an exemption from registration under the 1933 Act and/or the securities laws of any state, we would likely be liable to one or more investors for rescission and possibly damages. If a number of investors were successful in seeking rescission and/or damages, we could face severe financial demands that would adversely affect our business as a whole and our shareholders’ investment in our Shares.
Moreover, since 2005, we have conducted multiple private placement offerings, all in reliance upon the private placement exemptions from registration under the 1933 Act and applicable state securities laws. Under applicable law and regulations, these multiple offerings could be combined (or integrated) and treated as a single offering for federal and state securities law purposes. If so integrated, the offerings would be treated as a single offering and would be required to meet each of the requirements for the exemption relied upon. While we have structured each of these offerings individually so that if they are combined they would meet the requirements of the Rule 506 exemption, the area for application of this exemption to integrated offerings remains somewhat unclear and has not been fully defined by the Securities and Exchange Commission or the courts. Thus, there is uncertainty as to our burden of proving that we have correctly relied on one or more of these private placement exemptions.
It will be difficult for our shareholders to sell their common shares because there is currently no public market for the shares and we do not intend to list the shares on a stock exchange. If our shareholders are able to sell their shares, they will likely have to sell them at a substantial discount.
There is no public market for our common shares, and we do not expect one to develop. We currently have no plans to list the shares on a national securities exchange or over-the-counter market, or to include the shares for quotation on any national securities market. Moreover, our charter contains restrictions on the ownership and transfer of the shares, and these restrictions may inhibit our shareholders’ ability to sell their shares. We do not have a share redemption program, nor do we plan to adopt one in the near future. Any share redemption program we may adopt will be limited in terms of the amount of shares that may be redeemed annually. Our board of directors will be able to limit, suspend or terminate any share redemption program. It will probably be difficult for our shareholders to sell their shares promptly or at all. If our shareholders are able to sell their shares, they likely will only be able to sell them at a substantial discount from the price they paid. In part, this is because the amount of funds available for investment we received when we sold their shares was reduced by our payment of our sales costs, including selling commissions. Until our investments increase in value to compensate for these costs and expenses, which may not occur, it is unlikely that our shareholders will be able to sell their shares, pursuant to any share redemption program or otherwise, without incurring a substantial loss. We cannot assure that their shares will ever appreciate in value to equal the price our shareholders paid for their shares. Thus, our shareholders should consider the shares an illiquid and long-term investment, and they must be prepared to hold their shares for an indefinite length of time.

Risks Relating to Real Estate Investments
Current unsettled conditions in the financial and equity markets negatively affect the U.S. and world economies. The recent severe uncertainties, dislocations and disruptions in the U.S. financial markets stemming from the subprime residential mortgage loan collapse have resulted in a tightening or, in some locations, the unavailability of secured real estate financing. The collapse of the subprime mortgage market has directly impacted mortgage securities and asset-backed securities, CDOs and derivative securities associated with those markets. These uncertainties and devaluations have affected the overall U.S. and world credit markets and, indirectly, both the residential and commercial real estate markets. We expect these events will continue to negatively affect other economic sectors such as retail sales manufacturing and labor. As a result, the U.S. and world economies are experiencing an economic recession of unpredictable severity and length. Recession effects include decreasing availability of capital and credit financing, job losses, decreases in wholesale and retail sales, manufacturing and service sectors. We expect regional or national shortages of products and goods to follow. These shortages could, depending on governmental responsive actions, among other factors, result in either inflation or deflation of prices. The effect of recent legislation and governmental action intended to stabilize the U.S. credit markets is unclear at this time. Accordingly, we are uncertain when stability and reliability will return to the real estate and real estate financing markets.
As a result of any of these events, we along with other real estate investors may experience increasing difficulty in obtaining acceptable real estate financing and increases in costs and/or shortages of goods and materials we need in our operation and the maintenance of our properties. We also expect to experience an increase in vacancies and tenant defaults. The rental market may soften and require us to charge lower rents to compete for tenants and fill vacancies. As a result, our operating or financing costs would increase and our rental revenues would decrease. Any increase in our costs or decrease in our revenues will directly affect our profitability, both from operations and from our real estate investments. Our ability to continue to operate profitably during these uncertain market conditions will depend on our management’s ability to adjust our acquisition and financing techniques in implementing our investment and operating strategies, and our management’s ability to make correct decisions on market specific growth dynamics, operating performance, real estate portfolio management, and to acquire and maintain long-term quality real estate investments.
Current commercial mortgage market trends may affect the terms and conditions of our mortgage financing. In response to illiquidity, disruption and uncertainty in the commercial mortgage markets, lenders with whom we typically deal, such as insurance companies and national state chartered banks, have instituted more stringent underwriting requirements, increased their underwriting costs, and increased their credit spreads as the demand for higher risk premiums continues. Thus, the amount of mortgage financing available has contracted and we expect our future borrowing costs to increase. Higher costs of mortgage financing and restricted levels of borrowing may result in lower yields from our real estate investments, which may reduce our cash flow available for distribution. Because of these trends, we expect the terms and conditions of our mortgage loans will be more onerous and will contain more restrictive terms favorable to the lender, and that these terms and restrictions would reduce our operating flexibility. These restrictions could include restrictions on our ability to make distributions to our shareholders.
Continued illiquidity and disruption of the mortgage market affects our ability to obtain mortgage financing. The commercial real estate mortgage market is currently experiencing volatility and uncertainty as a result of various market factors which include a significant inventory of unsold collateralized mortgage-backed securities (“CMBS”) in the market and a tightening of underwriting standards by lenders and by credit rating agencies. Also, under these volatile and uncertain circumstances, banks and other financial institutions are reluctant to loan funds to each other, thus tightening the overall liquidity of the mortgage market. As the amount of available mortgage financing continues to contract, we will find it more difficult to obtain acceptable mortgage financing. Unavailability of mortgage financing will directly reduce our ability to purchase additional properties and thus increase our diversification of real estate ownership.
Dislocations in the real estate mortgage markets have depressed real estate values. We expect actual and expected defaults on loans to continue to increase and exert downward pressures on real estate prices in both the retail housing and commercial real estate markets. This and other dislocations in the financing market have generally reduced the amount of capital that is available to finance real estate. As a result, real estate investors cannot rely on capitalization rate compression to generate returns and the residential and commercial real estate markets have slowed, with a downward pressure on both residential and commercial real estate prices. Also, the higher costs and reductions in the capital available to finance real estate has slowed real estate transaction activities and depressed real estate prices. The continuation of these trends could result in a continuing depression of real estate prices for an unpredictable period of time. A decrease in real estate values would negatively affect the value of our real estate portfolio.
A decrease in real estate values will negatively affect our ability to refinance our properties and possibly our existing mortgage obligations. A decrease in real estate values will decrease the principal amount of secured loans we can obtain on a specific property and our ability to refinance our existing mortgage loans. In some circumstances, a decrease in the value of our existing property which secures a mortgage loan may require us to prepay or post additional security for that mortgage loan. This would occur where the lender’s initial appraised value of the property decreases below the value required to maintain a loan-to-value ratio specified in the mortgage loan agreement. Thus, a decrease in real estate prices would reduce our operating income and ability to make cash contributions.

Continued deterioration of the U.S. mortgage markets would reduce our ability to acquire real estate and diversify our portfolio. We depend on mortgage financing to increase the number of properties we can acquire. Decrease in available mortgage loan financing will generally result in our acquiring a fewer number of properties, which will slow or prevent our growth and our ability to diversify our real estate portfolio.
Increase in energy prices. Energy prices, especially the price of gasoline and petroleum products, have disproportionately increased over the past three years to record or near-record prices. The causes for these increases, including increased world demand, limited supply and conflicts and uncertainties in the Middle East, Africa, and other oil-producing areas are expected to continue into the indefinite future. These price increases are expected to continue into the near future. Also, significant shortages of one or more of these petroleum products could also occur. Such increased prices and shortages will have a negative impact on the real estate market and exert upward pressures on rents and operating expenses. Inability to increase our rents to cover increased costs will negatively impact our business and the returns we can realize from the operation and disposition of our properties.
We are not required to set aside and maintain specific levels of cash reserves. We do not anticipate that a permanent reserve for maintenance and repairs, lease commissions or tenant improvements of real estate properties will be established. However, to the extent that we have insufficient funds for such purposes, we may establish reserves. To the extent that expenses increase or unanticipated expenses arise and accumulated reserves are insufficient to meet such expenses, we would be required to obtain additional funds through borrowing or the sale of additional equity, if available. Our ability to repay any indebtedness incurred in connection with the acquisition of a property or any subsequent financing or refinancing will depend in part upon the sale, refinancing or other disposition of that property prior to the date such amounts become due. There can be no assurance that any such sale or refinancing can be accomplished at a time or on such terms and conditions as will permit us to repay the outstanding principal amount of any indebtedness. Financial market conditions in the future may affect the availability and cost of real estate loans, making real estate financing difficult or costly to obtain. In the event we are unable to sell or refinance that property prior to the anticipated repayment date of any indebtedness, we may be required to obtain the necessary funds through additional borrowings, if available. If additional funds are not available from any source, we may be subject to the risk of losing that property through foreclosure.
We may be unable to sell a property at any particular time. In general, we intend to sell, exchange or otherwise dispose of the properties when we, in our sole discretion, determine such action to be in our best interests. Our shareholders should not, however, expect a sale within any specified period of time, as properties could be sold sooner because they are not performing or because we believe the maximum value can be obtained with a sale prior to the end of the anticipated holding period. Likewise, a sale may not be feasible until later than anticipated.
Some of our properties may depend upon a single tenant for all of their rental income. We expect that a single tenant will occupy some of our properties. The success of these properties will be materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of dividends we pay. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting the property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.
Some of our properties may be suitable for only one use. We expect that some of our properties will be designed for use by a particular tenant or business. If a lease on such a property terminates and the tenant does not renew, or if the tenant defaults on its lease, the property might not be marketable without substantial capital improvements. Improvements could require the use of cash that we would otherwise distribute to our shareholders. Also, our sale of the property without improvements would likely result in a lower sales price.
We may obtain only limited warranties when we purchase a property. The seller of a property will often sell such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property.
Our ability to operate a property may be limited by contract. Some of our properties will most likely be contiguous to other parcels of real property, comprising part of the same shopping center development. In connection therewith, there will likely exist significant covenants, conditions and restrictions, known as “CC&Rs,” relating to such property and any improvements on that property, and granting easements relating to that property. The CC&Rs will restrict the operation of that property. Moreover, the operation and management of the contiguous properties may impact such property. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay dividends.

Shorter lease terms tend to increase our maintenance costs. Our apartment leases are typically month-to-month. In our experience, shorter leases lead to more frequent tenant turnover which tends to increase our leasing and maintenance costs as compared to those we incur with longer leases. While we attempt to account for these anticipated higher costs in the amount of tenant deposits and rental rates we require, we are not always able to do so within a given tenant market.
A property that incurs a vacancy could be difficult to sell or re-lease. We expect our properties to periodically incur vacancies by reason of lease expirations, terminations or tenant defaults. If a tenant vacates a property, we may be unable either to re-lease the property for the rent due under the prior lease or to re-lease the property without incurring additional expenditures relating to the property. In addition, we could experience delays in enforcing our rights against the defaulting tenant and collecting rents and, in some cases, real estate taxes and insurance costs due from that tenant. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in less cash dividends to be distributed to shareholders. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.
In order to re-lease a property, substantial renovations or remodeling could be required. The cost of construction in connection with any renovations or remodeling undertaken at a property and the time it takes to complete such renovations may be affected by factors beyond our control, including, but not limited to, the following: labor difficulties resulting in the interruption or slowdown of construction; energy shortages; material and labor shortages; increases in price due to inflation; adverse weather conditions; subcontractor defaults and delays; changes in federal, state or local laws; ordinances or regulations; and acts of God, which may result in uninsured losses. Also, we could incur additional delays and costs if we are required to engage substitute or additional contractors to complete any renovations in the event of delays or cost overruns. If we experience cost overruns resulting from delays or other causes in any construction, we may have to seek additional debt financing. Further, delays in the completion of any construction will cause a delay in our receipt of revenues from that property and could adversely affect our ability to attain revenue projections and meet our debt service obligations. Payment of cost overruns could impair the operational profitability of that property. Our inability to complete any construction on economically feasible terms could result in termination of construction and could significantly harm our business.
We may have to extend credit to buyers of our properties. In order to sell a property, we may lend the buyer all or a portion of the purchase price by allowing the buyer to pay with its promissory note. Generally, the note would be secured by a junior lien on the property behind the primary mortgage lender. However, in circumstances we deem appropriate, we may accept an unsecured note, which may or may not be guaranteed by a principal of the buyer or a third party. Providing financing of all or a portion of the purchase price to the buyer will increase the risks that we may not receive full payment for the property sold.
We may not have funding for future tenant improvements. When a tenant at one of our commercial properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. We may depend on institutional lenders and/or tenants to finance our tenant improvements and tenant refurbishments in order to attract new tenants. We do not anticipate that we will maintain significant working capital reserves for these purposes. We therefore cannot assure our shareholders that we will have any sources of funding available to us for such purposes in the future.
Uninsured losses may adversely affect returns to our shareholders. Management will attempt to ensure that all of our properties are insured to cover casualty losses. However, in certain areas, insurance coverage for certain types of losses, generally losses of a catastrophic nature such as earthquakes, floods, terrorism and wars, is either unavailable or cannot be obtained at a reasonable cost. In addition, we have no source of funding to repair or reconstruct the damaged property, and we cannot assure our shareholders that any such sources of funding will be available to us for such purposes in the future.
Our policy is to obtain insurance coverage for each of our properties covering loss from liability, fire and casualty in the amounts and under the terms we deem sufficient to insure our losses. Under tenant leases on our commercial and retail properties, we require our tenants to obtain insurance for our properties to cover casual losses and general liability in amounts and under terms customarily obtained for similar properties in the area. However, in certain areas, insurance to cover some losses, generally losses of a catastrophic nature such as earthquakes, floods, terrorism and wars is either unavailable or cannot be obtained at a reasonable cost. For example, in most earthquake-prone areas, we do not expect to obtain earthquake insurance because it is either not available or available at what we decide is too high of a cost. Also, tenants may not be able to obtain terrorism insurance in some urban areas. In the event we are unable or decide not to obtain such catastrophic coverage for a property and damage or destruction of the property occurs by reason of an uninsured disastrous event, we could lose a portion of our investment in the property.

In addition, we could lose a significant portion of our anticipated rental income from a property if it suffers damage. Our leases generally allow the tenant to terminate the lease if the lease premises is partially or completely damaged or destroyed by fire or other casualty, unless the premises is restored to the extent of insurance proceeds we receive. These leases will also permit the tenants to partially or completely abate rental payments during the time needed to rebuild or restore the damage premises. Loss of rental income under these circumstances would require us to obtain additional funds to meet our expenses. We generally have insurance for rental loss to cover at least some losses from ongoing operations in the event of partial or total destruction of a property.
Our compliance with various legal requirements of real estate ownership may involve significant costs. Our properties are subject to various local, state and federal regulatory requirements, including those addressing zoning, environmental, land use, access for the handicapped and air and water quality. Compliance with these additional legal requirements could adversely affect our operating income and our ability to pay dividends. Also, the value of a property may be adversely affected by legislative, regulatory, administrative and enforcement actions at the local, state and national levels in a variety of areas, including environmental controls.
Environmental laws also may impose restrictions on the manner in which properties may be used or businesses may be operated, and these restrictions may require expenditures. Such laws may be amended so as to require compliance with stringent standards which could require us to make unexpected expenditures, some of which could be substantial. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties.
Our competition for properties could impact our profitability. In acquiring properties, we experience substantial competition from other investors, including other REITs and real estate investment programs. Many of our competitors have greater resources than we do and, in many cases, are able to acquire greater resources, including personnel and facilities with acquisition efforts. Because of this competition, we cannot assure our shareholders that we would be able to always acquire a property we deem most desirable or that we would be able to acquire properties on favorable terms. Our inability to acquire our most desirable properties on desired terms could adversely affect our financial condition, our operations and our ability to pay dividends.
The bankruptcy or insolvency of one of our major tenants would adversely impact our operations and our ability to pay dividends. The bankruptcy or insolvency of a significant tenant or a number of smaller tenants would have an adverse impact on our income and our ability to pay dividends. Generally, under bankruptcy law, a tenant has the option of continuing or terminating any unexpired lease. If the tenant continues its current lease, the tenant must cure all defaults under the lease and provide adequate assurance of its future performance under the lease. If the tenant terminates the lease, we will lose future rent under the lease and our claim for past due amounts owing under the lease (absent collateral securing the claim) will be treated as a general unsecured claim and may be subject to certain limitations. General unsecured claims are the last claims paid in a bankruptcy and, therefore, funds may not be available to pay such claims.
We could incur uninsured losses which could adversely impact the value of one or more of our properties. We will endeavor to have each of our properties insured against casualty loss. However, there are types of losses, generally catastrophic in nature, which are uninsurable, are not economically insurable or are only insurable subject to limitations. Examples of such catastrophic events include acts of war or terrorism, earthquakes, floods, hurricanes and pollution or environmental matters.
We may not have adequate insurance coverage in the event we or our buildings suffer casualty losses. If we do not have the adequate insurance coverage, the value of our assets will be reduced as the result of, and to the extent of, the uninsured loss. Additionally, we may not have access to capital resources to repair or reconstruct any uninsured damaged property.
Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. In connection with the acquisition and ownership of our properties, we may be potentially liable for such costs. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, or of remediating any contaminated property could materially adversely affect our business, our assets and/or our results of operations, and, consequently, amounts available for distribution to our shareholders.

We may, as owner of a property, under various local, state and federal laws be required to remedy environmental contamination of one of our properties. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of any hazardous substances. We may be liable for the costs of removing or remediating contamination. The presence of, or the failure to properly remediate, hazardous substances may adversely affect the ability of tenants to operate, may subject us to liability to third parties, and may adversely affect our ability to sell or rent such property or borrow money using such property as collateral. Moreover, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removing or remediating such substances. If we are deemed to have arranged for the disposal or treatment of hazardous or toxic substances, we may be liable for removal or remediation costs, as well as other related costs, including governmental fees and injuries to persons, property and natural resources.
Also, we could incur costs to comply with comprehensive regulatory programs governing underground storage tanks used in a convenience store-tenant’s gasoline operations. Compliance with existing and future environmental laws regulating underground storage tanks may require significant capital expenditures, and the remediation costs and other costs required to clean up or treat contaminated sites could be substantial.
We cannot be sure that future laws or regulations will not impose an unanticipated material environmental liability on any of the properties that we purchase or that the tenants of the properties will not affect the environmental condition of the properties. The costs of complying with these environmental laws for our properties may adversely affect our operating costs and the value of the properties. In order to comply with the various environmental laws, we plan to obtain satisfactory Phase I environmental site assessments or have a set amount of environmental insurance in place for all of the properties that we purchase.
Recent increase in costs of credit and stagnation of real estate prices have lead to economic slowdown and a recession. Periods of economic slowdown or recession are typically accompanied by declines in real estate sales in general. These conditions in turn can result in increases in mortgage loan delinquencies and foreclosures and declines in real estate prices and values. Any material decline in real estate values would, among other things, increase the loan-to-value ratio of any properties on which we have mortgage financing and any real estate loans we own. A significant period of increased delinquencies, foreclosures or depressions in real estate prices would likely materially and adversely affect our ability to finance our real estate investments.
The War on Terrorism and any future terrorist attacks may negatively affect our operations and profitability. Terrorist attacks of September 11, 2001 on the United States and subsequent events, including social and economic costs of the wars in Iraq and Afghanistan, have negatively impacted the U.S. economy and the U.S. financial markets. Any future terrorist attacks, and any military or other response to anticipated or actual attacks, could further adversely affect the U.S. economy and the financial markets. In particular, these events would adversely affect our properties, operations and profitability. For example, direct and collateral damage from such attacks could damage or compromise the infrastructure upon which our properties depend, such as water supplies, power, loads and public transportation. Future attacks could also result in increases in premiums of casualty insurance for our properties and increase the cost of goods and services which we need to operate and maintain our properties. In addition, attacks or military or other responses could lead to a general deterioration of business and the economy in the locality of one or more of our properties, thus reducing our tenants and occupancy levels. Resulting higher costs of governmental services could result in higher property taxes. The effect on our property investments and operations from any of these possible events cannot at this time be predicted.
The war in Iraq and other hostilities and uncertainties in the Middle East could have a further impact on our tenants. The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or the value of our Shares.
Any of these events could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy. They also could also cause the current economic uncertainty in the United States and abroad to continue. We depend on our tenants’ continued payment rents which is particularly vulnerable to uncertainty in local economies. Adverse economic conditions could affect the ability of our tenants to pay rent, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to our shareholders.
Methods we use to own our properties. We generally hold our investments in real property in the form of a 100% fee title interest. However, we may also purchase partial interest in property, either directly with others as co-owners (a co-tenancy interest) or indirectly through an intermediary entity such as a joint venture, partnership or limited liability company. As discussed below, we may hold some of our properties indirectly through limited partnerships under a DOWNREIT structure. Also, we may on occasion purchase an interest in a long-term leasehold estate (for example, a ground lease). We may also enter sale-leaseback financing transactions whereby we purchase a property and lease it back to the seller for lease payments to cover our financing costs and where the seller has the right to repurchase the property at an agreed upon price.

If we invest in a DOWNREIT partnership as a general partner we would be responsible for all liabilities of such partnership. In a DOWNREIT structure, as well as some joint ventures or other investments we may make, we will employ a limited partnership as the holder of our real estate investment. We will likely acquire all or a portion of our interest in such partnership as a general partner. As a general partner, we could be liable for all the liabilities of such partnership. Additionally, we may also be required to take our interests in other investments as a general partner as in the case of our initial investment. As a general partner, we would be potentially liable for all such liabilities, even if we don’t have rights of management or control over the operation of the partnership as another of the general partners may have. Therefore, we may be held responsible for all of the liabilities of an entity in which we do not have full management rights or control, and our liability may far exceed the amount or value of investment we initially made or then had in the partnership. We would like to acquire up to $100 million or more of our properties in DOWNREIT partnerships.
In a sale-leaseback transaction, we are at risk that our seller/lessee will default if its tenants default. On occasion, we may lease an investment property back to the seller for a certain period of time or until we obtain stated rental income objectives. When the seller/lessee subleases space to its tenants, the seller/lessee’s ability to meet any mortgage payments and its rental obligations to us will be subject to its subtenants’ ability to pay their rent to the seller/lessee on a timely basis. A default by the seller/lessee or other premature termination of its leaseback agreement with us and our subsequent inability to release the property will likely cause us to suffer losses and adversely affect our financial condition and ability to pay dividends.
Uncertain market conditions and the broad discretion of management relating to the future disposition of properties could adversely affect the return on our Shares. We generally will hold the various real properties in which we invest until such time as management determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Otherwise, our management, subject to approval of our board, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time. We cannot predict with any certainty the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure our shareholders that we will be able to sell our properties at a profit in the future. Accordingly, the extent to which our shareholders will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.
Regulatory changes may adversely affect our specific properties and may have adverse results on our operations and returns on our Shares. State and/or local governments may adopt regulatory provisions regarding land use and zoning changes. Also, regulatory changes may permit requirements outside the control of governmental authorities at the local level, including, but not limited to special assessment districts, special zoning codes and restrictions on land development. Also, special use permits could be required. Any of these changes could affect our costs of operating our properties, prices at which we can sell or lease our properties, and our ability to finance or refinance the properties.
Changes in local conditions may affect one or more of our properties. Each of our properties will be sensitive to local economic conditions such as population growth rates, employment rates and the local financial markets. The deterioration in any of these local conditions could affect our ability to profitably operate a property and could adversely affect the price and terms of our sale or other disposition of the property.
Each of our properties will be subject to local supply and demand for similar or competing properties. Each of our properties will be affected by the number and condition of competing properties within its general location, which also will affect the supply and demand for such properties. In general, if the market for a particular type of property is profitable, additional competing properties will be constructed. As a result, the number of competing properties will at some point exceed the demand and competition among the similar properties will increase, making profitable operations of our properties more difficult and depressing the prices at which we would sell or otherwise dispose of the property.
Risks Relating to Debt Financing
The more leverage we use, the higher our operational risks will be. The more we borrow, the higher our fixed debt payment obligations will be and the risk that we will not be able to timely pay these obligations will be greater in the event we experience a decrease in rental or other revenues or an increase in our other costs. At December 31, 2008, we had a total of $21.5 million of secured financing on our properties. We intend to continue to borrow funds through secured financings to acquire additional properties.
If we fail to make our debt payments, we could lose our investment in a property. Loans obtained to fund property acquisitions will generally be secured by mortgages on our properties. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment which in turn could cause the value of the Shares and the dividends payable to shareholders to be reduced.

Lenders may require us to enter into restrictive covenants relating to our operations. In connection with obtaining certain financing, a lender could impose restrictions on us which affect our ability to incur additional debt and our distribution and operating policies. Generally, our lenders will require us to give them covenants which limit our ability to further mortgage the property, to discontinue insurance coverage, or impose other limitations.
If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to pay dividends. Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. We may finance more properties in this manner. Our ability to make a balloon payment at maturity is uncertain and will depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. At December 31, 2008, we had loans that require balloon payments of $0.5 million due in 2011, $3.5 million due in 2012, $9.6 million due in 2014, $3.5 million in 2015 and $2.9 million due in 2016.
Our risks of losing property through a mortgage loan default will be greater where the property is cross-collateralized. In circumstances we deem appropriate, we may cross-collateralize two or more of our properties to secure a single loan or group of related loans, such as where we purchase a group of unimproved properties from a single seller or where we obtain a credit facility for general application from an institutional lender. Cross-collateralizing typically occurs where the lender requires a single loan to finance the group of properties, rather than allocating the larger loan to separate loans, each secured by a single property. We thus could default on payment of the single larger loan, even though we could pay one or more of the single loans secured by individual properties if each property was subject to a separate loan and mortgage. Our default under a cross-collateralized obligation could cause the loss of all of the properties securing the loan. In a typical financing arrangement, each property could secure a separate loan and our default under one loan generally could result only in our loss of the property securing the loan.
Due-on-sale clauses in our mortgages may prevent us from taking advantage of interest rate changes. Lenders typically require a due-on-sale clause in their mortgage loan agreements whereby, in the event of the sale of the property, the lender may call the mortgage due and payable. As a practical matter, a due-on-sale clause would require the property to be refinanced and the mortgage repaid in the event we sell the property or require us to pay a premium to the lender to waive the due-on-sale clause. If prevailing interest rates are higher than those charged on a property’s mortgage, and its mortgage did not have a due-on-sale clause, we could be able to obtain a higher sales price to reflect the lower mortgage costs we could pass on to the buyer.
Risks Associated with Making or Investing in Mortgage Loans
We do not have experienced loan underwriting personnel. We have made five mortgage loans to three borrowers totaling $2.9 million. We do not actively seek mortgage loan investments, but our management is open to these investment opportunities and we anticipate that we will invest in one or more mortgage loans in the future. We do not maintain any staff of experienced loan underwriting personnel. Our lack of experienced loan underwriting personnel may put us at a disadvantage in analyzing and negotiating mortgage loans and could result in our investment in poorer performing mortgage loans, which investments might have been avoided by a more experienced underwriting staff. The probability of our successfully investing in mortgage loans would be greatly enhanced by expertise in and experience with mortgage loan underwriting.
Mortgage loans may be impacted by unfavorable real estate market conditions, which could decrease the value of our mortgage investments. Our mortgage loan investments, if any, will be at risk of default caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. Also, we will not be able to assure that the values of the property securing our mortgage loan (the “mortgaged property”) will not decrease from those at the times the mortgage loans were originated. If the values of the mortgaged property drop, our risk will increase and the values of our mortgage loan investments may decrease.
Mortgage loans may be subject to interest rate fluctuations that could reduce our returns as compared to market interest rates. If a mortgage loan investment bears a fixed rate for a long term and interest rates rise, the mortgage loan could yield a return lower than then-current market rates. On the other hand, should interest rates fall, we would be adversely affected if our borrower prepays the mortgage loan because we may not be able to reinvest the proceeds in mortgage loans bearing the previously higher interest rate.
Returns on mortgage loans may be limited by regulations. Any of our mortgage loan investments will be subject to regulation by federal, state and/or local authorities and subject to various laws and judicial and administrative decisions. If we invest in mortgage loans in several jurisdictions, it could reduce the amount of income we would otherwise receive.

Delays in liquidating a defaulted mortgage loan could reduce our investment returns. If one of our mortgage loans goes into default, we may not be able to quickly foreclose and sell the mortgaged property. Any delay could reduce the value of our investment in the defaulted mortgage loan. An action to foreclose on a mortgaged property is regulated by state statutes and rules and subject to many other delays and expenses. In the event of a default by our borrower, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgage property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.
Foreclosures create additional ownership risks that could adversely impact our returns on mortgage investments. If we acquire a mortgaged property by foreclosure following default under a mortgage loan, we will have the economic and liability risks as the owner.
Risks Relating to Our Management’s Conflicts of Interest
We face certain conflicts of interest with respect to our operations. We will rely on our senior management for our day-to-day operations. Messrs. Heilbron and Elsberry are also officers and directors of our property manager, CHG Properties, and certain affiliated entities. As such, our officers and directors may experience conflicts of interest in allocating management time and resources between us and CHG Properties or its affiliates possibly including other real estate investment programs. They may also be subject to conflicts of interest in making investment decisions on properties for us as opposed to other entities that may have similar investment objectives. For example, they may have different incentives in determining when to sell properties with respect to which it is entitled to fees and compensation and such determinations may not be in our best interest. Our shareholders must depend on our independent directors, who presently constitute four of our five directors, to oversee, monitor and resolve any such conflicts on our behalf.
There is competition for the time and services of our senior management, and our property manager and its affiliates may not dedicate all of the time necessary to manage our business. We rely on Messrs. Heilbron and Elsberry for our daily operations. They and certain of our administrative personnel are also officers, directors and/or personnel of our property manager and/or its affiliates. As such, they have conflicts in allocating their management time, services and functions among us, our property manager and its affiliates, possibly including other real estate investment programs or other business ventures that they may organize or serve. Those personnel could take actions that are more favorable to other entities than to us. Our shareholders must depend on our independent directors to oversee, monitor and resolve any such conflicts on our behalf.
The amounts of compensation to be paid to our management, our property manager and possibly their affiliates cannot be predicted. Because our board of directors may vary the amount of fees that we will pay to our property manager and possibly their affiliates in the future and to a large extent these fees are based on the level of our business activity, it is not possible to predict the amounts of compensation that we will be required to pay these entities. In addition, because our senior management are given broad discretion to determine when to consummate a transaction, we rely on these key persons to dictate the level of our business activity. Fees paid to our affiliates will reduce funds available for payment of dividends. Our shareholders must rely on the judgment of our independent directors whose majority vote is necessary to approve such affiliate compensation. Because we cannot predict the amount of fees due to these affiliates, we cannot predict how precisely such fees will impact such payments.
Our rights, and the rights of our shareholders, to recover claims against our officers and directors are limited. Our articles of incorporation eliminate the liability of our officers and directors for monetary damages to the fullest extent permissible under California law. California law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interest and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Also, our articles of incorporation authorize us, and our bylaws require us, to indemnify our directors, officers, employees and agents to the maximum extent permitted under California law, and the property management agreement requires us to indemnify our property manager and its affiliates for actions taken by them in good faith and without negligence or misconduct. Because of these provisions, we and our shareholders may have more limited rights to monetary damages against our directors and officers than might otherwise be available under common law. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents in any legal actions to collect damages or for other claims against our officers and directors.

Risks Relating to Federal Income Taxes
Because of recently enacted tax legislation, REIT investments are comparatively less attractive than investments in other corporations. The tax rate applicable to qualifying corporate dividends received by individuals prior to 2009 has been reduced to a maximum rate of 15.0% by recent income tax legislation. However, this tax rate is generally not applicable to dividends paid by a REIT, unless those dividends represent earnings on which the REIT itself has been taxed. Consequently, dividends (other than capital gain dividends) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income that currently are as high as 35.0%. This legislation may make an investment in our Shares comparatively less attractive relative to an investment in the securities of other corporate entities that pay dividends and that are not formed as REITs.
Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability. In addition, distributions to shareholders would no longer qualify for the distributions paid deduction and we would no longer be required to make distributions. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances which are not entirely within our control. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT. Legislative or regulatory action could adversely affect investors. In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in Shares. The Taxpayer Relief Act of 1997 and the Internal Revenue Service Restructuring and Reform Act enacted in 1998 contain numerous provisions affecting the real estate industry, generally, and the taxation of REITs, specifically. Changes are likely to continue to occur in the future, and we cannot assure our shareholders that any such changes will not adversely affect the taxation of a shareholder. Any such changes could have an adverse effect on an investment in Shares or on the market value or the resale potential of our properties. Our shareholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our Shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our Shares.
To maintain our REIT status, we may be forced to borrow funds on a short-term basis during unfavorable market conditions. In order to continue to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our Real Estate Investment Trust Taxable Income (“REIT Taxable Income”) each year, excluding capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100.0% of our net taxable income each year. In addition, we will be subject to a 4.0% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85.0% of our ordinary income, 95.0% of our capital gain net income and 100.0% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.
Qualified plans investing in our Shares will be taxed on our distributions to the extent that they are unrelated business taxable income. Qualified plans, IRAs and certain other tax-exempt entities will, even though they are generally exempt from federal taxation, nevertheless generally be subject to tax on our distributions, to the extent the distribution represents unrelated taxable income (“UBTI”) which exceeds $1,000 during any tax year. In general, an allocation of income from property that is debt financed property will result in UBTI were “debt financed property” is defined to mean any property as to which there is “acquisition indebtedness.” Our payment of distributions to a tax-exempt employee pension benefit trust or other domestic tax-exempt stockholder generally will not constitute UBTI to such stockholder unless such stockholder has borrowed to acquire or carry its Shares.
We still may be required to pay federal or state taxes. Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100.0% tax. We may not be able to make sufficient distributions to avoid the 4.0% excise tax that generally applies to income retained by a REIT. We may also decide to retain proceeds we realize from the sale or other disposition of our property and pay income tax on gain recognized on the sale. In that event, we could elect to treat our stockholders as if they earned that gain and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would derive no benefit from their deemed payment of such tax. We may also be subject to state and local taxes on our income or property, either directly, at the level of the operating partnership, or at the level of the other companies through which we indirectly own our assets.

Foreign shareholders selling their Securities may be subject to FIRPTA tax. Generally, a foreign person disposing of a U.S. real property interest, including securities of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. This FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50.0% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.
We cannot assure our shareholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our Shares would be subject to FIRPTA tax, unless our Shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5.0% of the value of our outstanding common stock.
Retirement Plan Risks
There are special considerations that apply to qualified plans and IRAs investing in our Shares. Investors who are qualified plans, such as a pension, profit sharing, 401(k), Keogh or other qualified retirement plan, or who are IRAs should satisfy themselves that:
•	their investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code;
•	their investment is made in accordance with the documents and instruments governing their Retirement Plan or IRA, including their plan’s investment policy;
•	their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;
•	their investment will not impair the liquidity of the plan;
•	their investment will not produce UBTI for the plan or IRA;
•	they will be able to value the assets of the plan annually in accordance with ERISA requirements; and
•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

ITEM 2.	PROPERTIES
General Information
We own or have an equity interest in eleven (11) separate properties located in three states. The following tables provide certain additional information about our properties as of December 31, 2008.

								Renovation or
	Date	Type of	Year Property		Purchase	Percent		Improvement
Property/Location	Acquired	Property	Constructed		Price*	Ownership	Occupancy	Cost(7)

Casa Grande Apts.(1)	4/99	Residential	1973		$1,020,000	20.0%	96.1%	—
Cheyenne, WY

Havana/Parker Complex(2)	6/06	Office	1975		$5,828,963	100%	54.0%	$275,000
Aurora, CO

Escondido 7-Eleven(3)	9/06	Retail	1980		$1,404,864	51.4%	100.0%	—
Escondido, CA

Garden Gateway Plaza(4)	3/07	Office	1982	(6)	$15,132,624	94.0%	88.1%	—
Colorado Springs, CO

World Plaza(9)	9/07	Retail	1974		$7,650,679	100%	94.0%	—
San Bernardino, CA

Regatta Square(5)	10/07	Retail	1996		$2,180,166	100%	100.0%	—
Denver, CO

Sparky’s Palm Self-Storage(8)	11/07	Self-storage	2003		$4,848,919	51.97%	84.2%	—
Highland, CA

Sparky’s Joshua Self-Storage(8)	12/07	Self-storage	2003/2005		$8,007,127	100%	67.8%	—
Hesperia, CA

Executive Office Park(2)	7/08	Office	2000/2001		$10,031,316	100%	94.8%	—
Colorado Springs, CO

Waterman Plaza(9)	8/08	Retail	2008		$7,382,230	100%	74.3%	—
San Bernardino, CA

Pacific Oaks Plaza (10)	9/08	Office	2005		$4,859,397	100%	24.2%	—
Escondido, CA

*	“Purchase Price” includes our acquisition related costs and expenses for the property.

(1)	An apartment building leased to tenants on a month-to-month basis.

(2)	An office building leased to tenants on a semi-gross basis.

(3)	Under single user lease to 7-Eleven, Inc. This property is owned by a DOWNREIT Partnership for which we serve as general partner and in which we own a 51.4% equity interest.

(4)	The Complex is comprised of three buildings, each on a separate legal parcel. Information is for all 3 buildings in Complex.

(5)	Strip Centers.

(6)	Two story built in 1982 renovated in 2002, 2 one story buildings built 1999.

(7)	Includes costs of or repairs to or replacement of major components, such as roofs, parking lot surfaces, landscaping, etc. Renovation or improvement costs will be financed from reserves or other cash on hand.

(8)	Self-storage property.

(9)	A neighborhood shopping center.

(10)	The Company uses 12,134 square feet of the leasable 16,003 square feet as its principal business offices.

Physical Occupancy Table for Last 5 Years (1)

	Date	Percentage Occupancy as of the Year Ended December 31,
	Acquired	2004	2005	2006	2007	2008
Casa Grande Apts. Cheyenne, WY	4/99	99.1%	97.2%	94.2%	92.0%	96.1%

Havana/Parker	6/06			79.0%	74.9%	54.0%

Escondido 7-Eleven	9/06			100.0%	100.0%	100.0%

Garden Gateway Plaza(2)	3/07				85.1%	88.3%

World Plaza	9/07				98.1%	94.0%

Regatta Square	10/07				100.0%	100.0%

Sparky’s Palm Self-Storage	11/07				85.0%	84.2%

Sparky’s Joshua Self-Storage	12/07				77.0%	67.8%

Executive Office Park(3)	7/08				94.8%	94.8%

Waterman Plaza	8/08				(4)	74.3%

Pacific Oaks Plaza	9/08				21.0%	24.2	%(5)

(1)	Information is provided only for the years that we owned the property.

(2)	Consists of 3 individual buildings situated on 3 separate properties.

(3)	Consists of 4 individual buildings situated on 4 separate properties.

(4)	Newly constructed property.

(5)	Registrant occupies the remaining approximately 12,134 square feet, or 75.8% of this property as its offices.
Top Ten Tenants Physical Occupancy Table
The following table sets forth certain information with respect to our top ten tenants.

			Percent of Total
		Annualized Base	Annualized Base
		Rent as of	Rent as of
Tenant	Number of Leases	December 31, 2008	December 31, 2008(1)
County of San Bernardino	1	$498,056	12.4%
Keller Williams Realty	3	$253,330	6.3%
Goodwill Industries of Southern California	1	$330,669	8.3%
Marvell Semiconductor	1	$238,395	6.0%
Fairchild Semiconductor	1	$217,350	5.4%
St. Paul Fire & Marine Inc.	1	$161,981	4.1%
Security Title Guaranty Corporation	1	$129,038	3.2%
Citizens Business Bank	1	$128,000	3.2%
Fed Ex Kinko’s	1	$107,250	2.7%
USA Triathlon	1	$96,832	2.4%

(1)	Based upon current occupancy excluding residential and self storage properties.

Occupancy and Average Effective Annual Rent Per Square Foot
The following table presents the average effective annual rent per square foot for our properties as of December 31, 2008.

				Annual Rent
	GLA/	Annual	Annual Net	Per Sq Ft
Property	# of Units	Gross Rent	Oper Inc.	At Full Occupancy

Casa Grande Apts.	39 Apts	$230,400	$104,700	$7.68

Havana/Parker	114,000	$721,100	$73,700	$9.55

Escondido 7-Eleven	3,000	$54,000	$52,400	$18.00

Garden Gateway(2)	115,052	$1,707,800	$1,041,900	$10.61

World Plaza	55,098	$848,600	$522,200	$14.65

Regatta Square	5,983	$228,400	$175,800	$30.59

Sparky’s Palm Self-Storage	494 Units	$485,800	$204,900	$10.13

Sparky’s Joshua Self-Storage	789 Units	$553,100	$322,000	$5.21

Executive Office Park	65,084	$1,106,700	$684,500	$18.00	(4)

Waterman Plaza	21,170	$617,100	$440,300	$28.48	(4)

Pacific Oaks Plaza(3)	3,866	$99,000	$63,600	$15.00	(4)

(1)	“GLA” means Gross Leasable Area.

(2)	Information is for all 3 buildings in Complex.

(3)	Registrant occupies approximately 12,134 square feet of this property as its offices

(4)	At the date of purchase.
Average Effective Annual Rent Per Square Foot for Last 5 Years

	Average Effective Annual Rent per Square Foot
	For the Years Ended December 31,
	2003	2004	2005	2006	2007	2008
Casa Grande Apts.	$5.57	$5.53	$5.59	$5.71	$6.24	$6.26

Havana/Parker				$8.07	$7.38	$6.35

Escondido 7-Eleven				$18.02	$18.02	$18.02

Garden Gateway					$14.40	$14.84

World Plaza					$15.49	$15.40

Regatta Square					$38.17	$38.17

Sparky’s Palm Self-Storage					$9.32	$9.45

Sparky’s Joshua Self-Storage					$6.06	$4.80

Executive Office Park						$17.90	(1)

Waterman Plaza						$23.32	(2)

Pacific Office Park						$33.79	(3)

(1)	Annualized from date of acquisition (July 9, 2008)

(2)	Annualized from date of acquisition (August 12, 2008)

(3)	Annualized from date of acquisition (September 3, 2008)

Lease Expirations Table(1)
The following table shows lease expirations for our properties as of December 31, 2008, assuming that none of the tenants exercise renewal options.

	Number of Leases		Annual Rental	Percent
Expiration Year	Expiring	Square Footage	From Lease	of Total
2009	31	42,375	$396,855	10.2%
2010	24	87,121	$1,026,515	26.3%
2011	17	80,090	$1,078,729	27.7%
2012	8	46,384	$600,803	15.4%
2013	6	28,938	$356,225	9.1%
2014	3	6,513	$34,943	0.9%
2015	1	1,595	19,140	0.5%
2016	—	—	—	—
2017	—	—	—	—
2018	2	18,057	384,728	9.9%

Totals	92	311,073	$3,897,938	100.0%

(1)	Table excludes residential and self storage properties.
Concentration of Tenants
As of December 31, 2008, the following tenants accounted for 10% or more of our aggregate annual rental income for the specific property:

		Current Base	% of Total
Property	Tenant	Annual Rent	Rental Income

Casa Grande Apts.	(1)

Havana/Parker Complex	None

Escondido 7-Eleven	7-Eleven, Inc.	$54,060	100.0%

Garden Gateway Plaza	Marvell Semiconductor	$238,395	20.9%
	Fairchild Semiconductor	$217,350	19.0%
	St. Paul Fire and Marine	$161,981	14.2%

World Plaza	County of San Bernardino	$483,852	61%

Regatta Square	Smiling Moose Deli	$62,537	36.7%
	Inda’s Express Menu	$46,275	27.1%
	5th Avenue Nails	$33,600	19.7%
	Fancy, Inc.	$28,152	16.5%

Sparky’s Palm Self-Storage	(1)

Sparky’s Joshua Self-Storage	(1)

Executive Office Park	Keller Williams Realty	$253,330	31.7%
	Security Title Guaranty Co	$129,038	16.1%

Waterman Plaza	Goodwill Industries	$330,660	89.4%
	Subway	$39,019	10.6%

Pacific Oaks Plaza(2)	Southwest Diversified Investment Co. LLC	$57,990	24.2%

(1)	This property is comprised of self storage units which are rented on a short term basis, generally less than 12 months.

(2)	Registrant occupies the remaining approximately 12,134 square feet, or 75.8% of this property as its offices.

The following table provides certain information with respect to the leases of those tenants that occupy 10% or more of the rentable square footage in each of our properties as of December 31, 2008.

				Percentage of
	Rentable			Property	Current Base	Renewal
Property and Lessee	Square Feet		Lease Ends	Leased	Annual Rent	Options

Escondido 7-Eleven 7-Eleven	3,000		12/31/2018	100.0%	$54,060	Two 5 yr.

Havana/Parker	None

Garden Gateway Plaza Marvell Semiconductor	20,730		1/31/2012	17.6%	$238,395	One 2 yr.
Fairchild Semiconductor	18,900		7/31/2013	16.1%	$217,350	One 5 yr.
St. Paul Fire and Marine	15,157		2/28/2010	12.9%	$161,981	One 5 yr.

World Plaza County of San Bernardino	29,942		2/28/2011	54.3%	$496,056	Two 1 yr.
						& One 5 yr.

Regatta Square Smiling Moose Deli	2,300		4/30/2010	38.4%	$61,617	Two 5 yr.
Inda’s Express Menu	1,851		12/31/2013	30.9%	$46,275	None
5th Avenue Nails	1,032		8/31/2012	17.3%	$33,600	One 5 yr.
Fancy, Inc.	800		5/31/2012	13.4%	$28,152	One 5 yr.

Sparky’s Palm Self-Storage	None	(1)

Sparky’s Joshua Self-Storage	None	(1)

Executive Office Park
Keller Williams Realty	21,192		8/31/2010	30.5%	$253,330	One 2 yr.
Security Title Guaranty Co	9,217		7/31/2012	14.2%	$129,038	None

Waterman Plaza
Goodwill Industries	21,170		9/24/2018	68.5%	$330,660	Two 5 yr.

Pacific Oaks Plaza
Southwest Diversified Investment Co. LLC	3,866		9/7/2011	24.2%	$57,990	None

(1)	Self-storage units rented on a short term basis.

(2)	The Company uses the remaining 12,134 square feet, or 74.8% of this property.
Geographic Diversification Table
The following table shows a list of properties we owned as of December 31, 2008, grouped by the state where each of our investments is located.

					Approximate %
	No. of	Aggregate	Approximate %	Current Base	of Aggregate
State	Properties	Square Feet	of Square Feet	Annual Rent	Annual Rent

California	6	283,134	46.2%	$2,657,700	40.0%
Colorado	4	300,119	49.0%	3,764,000	56.5%
Wyoming	1	29,250	4.8%	230,400	3.5%

Total	11	612,503	100.0%	6,652,100	100.0%
The following table shows a list of properties we owned as of December 31, 2007, grouped by the state where each of our investments is located.

						Approximate %
	No. of		Aggregate	Approximate %	Current Base	of Aggregate
State	Properties		Square Feet	of Square Feet	Annual Rent	Annual Rent

California	7		268,256	50.4%	$1,966,867	46.8%
Colorado	3	(1)	235,035	44.1%	2,018,744	48.1%
Wyoming	1		29,250	5.5%	213,400	5.1%

Total	11		532,541	100.0%	4,199,011	100.0%

(1)	Garden Gateway Plaza is comprised of 3 separate properties.

Indebtedness
Mortgage Debt
The following table presents information as of December 31, 2008 on indebtedness encumbering our properties, excluding advances under any credit facility we may obtain.

	Principal	Current		Balance at
Property	Amount	Interest Rate	Maturity Date	Maturity

Havana/Parker Complex	$3,459,374	6.51%	July 2016	$2,844,980
Garden Gateway Plaza (1)	$10,670,864	6.08%	April 2014	$9,387,287
World Plaza	$3,522,227	5.31%	February 2012	$3,074,416
Executive Office Park (2)	$20,000	6.25%	December 2009	Revolving line
Waterman Plaza	$3,834,492	6.50%	September 2015	$3,304,952

(1)	Mortgage is cross-collateralized by all three buildings comprising the Garden Gateway Plaza. Mortgage has release clause for each building.

(2)	Borrowed under the Mile High Credit Facility, a $6,597,500 revolving line of credit secured by Executive Office Park and Regatta Square.
The Company is current in its payments on each of these loans. The deed of trust for the loan secured by Garden Gateway Plaza (the Garden Gateway Loan) contains a covenant not to transfer an interest in the property. The lender may, in its discretion, waive this restriction. We had advised the real estate broker of our intent to transfer an interest in the property at the time we negotiated this sale. We believed the lender would agree to our transfer and, based on this belief, we entered the agreement to transfer the undivided interest in the property. However, we did not receive the lender’s written waiver of this restriction prior to our transfer. We have contacted the lender to resolve this issue. If it does not grant its waiver, the lender could claim our breach of this covenant and pursue one or more remedies, including immediate payment of the entire loan balance. In the event that the lender enforces its rights to call the loan as immediately due and payable that could materially affect the Company’s ability to repay its obligations under the revolving line of credit, such that the revolving line of credit facility may also be considered in default and may give that lender similar enforcement rights to call its loan as immediately due and payable. If the lender does not consent to a waiver, we believe we have the ability and resources to cure this breach and / or financially meet our obligations to the lenders under these loans.
Description of Properties
Casa Grande Apartments
This is a 39-unit apartment complex, including related improvements, on approximately 1.2 acres. The property is located in Cheyenne, Wyoming. The complex contains a total of twenty (20) two-bedroom apartments, and nineteen (19) single-bedroom apartments. The enclosed living areas aggregate approximately 29,250 square feet. The property was constructed in 1973.
Cheyenne, which is located in the southeast corner of the state, has a population of approximately 55,000. The property is located at 921 E. 17th Street, which is in the city’s downtown area in an established residential neighborhood next to Holiday Park, the city’s largest public park. The neighborhood is comprised of approximately 70% single family residences, 10% multi-family housing, 15% commercial uses and 5% industrial uses.
We lease the property to tenants on a month-to-month basis. The roof of the property was replaced in 1996. We plan no major renovations to the property within the next 36 months. As of December 31, 2008, the property is 96.1% occupied. Current rental rates are $480 for single bedroom units and a range from $515 to $575 for 2-bedroom units. The property competes for tenants with comparable multi-unit properties and single family residences in its area. We believe the property is comparable or superior to other multi-unit properties in the area considering its location and close proximity to Holiday Park, one of the more desirable areas of the city. We maintain casualty and liability insurance on the property which we believe provides adequate coverage against losses by reason of casualty or personal liability.
The complex is constructed of wood frame with stucco exterior and wood facing and trim. The complex includes paved parking for approximately sixty cars (1.5 places per apartment unit). The grounds of the building contain approximately 20,000 square feet of open area, which is fully landscaped with concrete walks throughout the site. The property was constructed in 1973.
In 2008, the Company sold an undivided 89.12% interest in Casa Grande on March 17, 2008 and December 10, 2008 for an aggregate sales price of $1.6 million.

Escondido 7-Eleven
On September 8, 2006, we acquired a stand alone-single use retail property located at 850 West Mission Road, Escondido, California. This property, which we refer to as the “Escondido 7-Eleven Property,” consists of a 3,000 sq. ft. retail building situated on an approximately 12,000 sq. ft. corner lot. It is located at the corner of West Mission Road and Rock Springs Road in a mixed commercial, light industrial and residential area. The property consists of a one-story, brick and wood constructed building with a cement stucco exterior and an asphalt-paved parking lot.
The building is currently under lease to 7-Eleven, Inc. and is operated as a convenience store. The lease provides for minimum monthly rent of $4,505. The lease, which was originally terminable on December 31, 2008, has been extended to December 31, 2018 with minimum monthly rent of $9,000 during the first 5 years and $10,350 during the second 5 years. The lease is not subject to any renewal options. The lease is a NNN-lease. That is, the tenant is responsible for all major expenses of maintaining the property, including property taxes, insurance and maintenance costs.
Effective June 28, 2007, we sold a 48.6% undivided interest in the Escondido 7-Eleven property to the Allen Trust DTD 7-9-1999 (the “Trust”). We sold the 48.6% interest in the property for $680,425, which equals our pro rata cost for the property, including most of our acquisition costs and expenses. As a condition to the transaction, the parties, among other things, agreed to engage CHG Properties, Inc. to manage the property. We structured this transaction to satisfy the requirements of a tax deferred exchange under Section 1031 of the IRC. We do not believe that we will recognize taxable gain or loss as a result of this transaction.
In April 2008, we and the Trust contributed this property to a California limited partnership for which we serve as general partner and own a 51.4% equity interest. In connection with the formation of the Partnership, we gave the Trust the right to exchange its interest in the Partnership for shares of our common stock.
Havana/Parker Complex
On June 28, 2006, we purchased the Havana/Parker Complex which consists of 7 attached three story office buildings located in Aurora, Colorado. This property, which is operated under the name “Havana/Parker Complex”, is located at the intersection of Parker Road and Havana Street which is one of the busiest intersections in Aurora. The property consists of approximately 114,000 square feet and is approximately 54.0% occupied as of December 31, 2008. The property is surrounded by newer Class A buildings. Our buildings are an alternative to the higher priced buildings in the area. We purchased the building for $5.829 million and invested approximately an additional $324,000 in renovating the property to attract quality and larger tenants. We borrowed $3.6 million at the time of purchase. The property had an estimated replacement value of $13.4 million on the property.
Sparky’s Palm Self-Storage
On November 19, 2007, we purchased the self-storage property located at 1775 N. Palm Avenue in Highland, California. We refer to this property as “Sparky’s Palm Self-Storage” property. Our purchase price was $4.85 million, all of which we paid in cash. Sparky’s Palm Self-Storage is comprised of ten single story buildings and one two-story building, totaling approximately 50,250 square feet, located on approximately 2.81 acres of land. The buildings comprise 463 self-storage rental units and 29 recreational vehicle (RV) rental spaces. The buildings are of framed stucco and modular construction completed in 2003. The property is approximately 84.2% occupied as of December 31, 2008.
Garden Gateway Plaza
On March 21, 2007, we acquired Garden Gateway Plaza for $15.1 million, including transaction costs. This property is located in Colorado Springs Colorado and consists of three individual buildings situated on three separate properties within a multi-property campus. Included is a multi-tenant two-story office/flex building and two single-story office/flex buildings. The property is comprised of 115,179 sq. ft. on 12.0 acres.

The property has 13 tenants and is approximately 88.4% occupied as of December 31, 2008. The major tenants include FedEx/Kinko’s, St. Paul Travelers, Waddell and Reed and Stifel, Nicolaus & Co., Fairchild Semiconductors, Marvell Technology.
Sparky’s Joshua Self-Storage
On December 10, 2007, the Company acquired the Sparky’s Joshua Self-Storage property located in Hesperia, California. We refer to this property as the “Sparky’s Joshua Self-Storage”. We purchased this property for $8 million, including transaction costs. We purchased the property for cash and by assuming an existing loan. We repaid the assumed loan of $4,376,174 in full in January 2008.
Sparky’s Joshua Self-Storage was constructed in 2003 and 2005 and is comprised of four single level storage buildings, a three bedroom residence building, and a six bay self-serve coin operated car wash facility located on approximately 9.5 acres of land. The property consists of approximately 804 self-storage units and 72 recreational vehicle (RV) rental spaces. The property is approximately 67.8% occupied as of December 31, 2008.
World Plaza
On September 20, 2007, we completed our purchase of the World Plaza Retail Center, a multi-tenant neighborhood retail center located in San Bernardino, California. We refer to this property as the “World Plaza Property.” The property consists of approximately 49,800 sq. ft. of net rentable area situated on approximately 4.48 acres used pursuant to a Ground Lease. We purchased the property from World Plaza, LLC, a Delaware limited liability company. The purchase price of $7.7 million was with cash and by assumption of an existing loan in the principal amount of $3.7 million secured by a first deed of trust on the Ground Lease. The Ground Lease requires current annual rentals of $20,040 and expires on June 31, 2062. The Ground lease includes an option to purchase the property at the price of $181,710 in 2062. This property is approximately 94.0% occupied as of December 31, 2008.
The property was constructed in 1974. The major tenants on the property include the County of San Bernardino, San Bernardino Police Department, Inland Empire Deliverance Center, and Citizens Business Bank.
Regatta Square
On October 31, 2007, we completed our purchase of the Regatta Square, a neighborhood retail center located at 727 Colorado Boulevard, Denver, Colorado. The purchase price was $2.180 million including transaction costs, all payable in cash. This property, which we refer to as the “Regatta Square Property”, is comprised of approximately 6100 square feet of gross leasable space situated on 0.4 acres of land. The property is 100% occupied as of December 31, 2008.
Executive Office Park
On July 9, 2008, we purchased the Executive Office Plaza located at 1271, 1277, 1283 and 1295 Kelly Johnson Boulevard in Colorado Springs, Colorado, which we refer to as the “Executive Office Park” property. Our purchase price for the property was $10.15 million, of which $6,597,500 was paid from a fixed rate revolving line of credit loan in the amount of $6,597,500 from Mile High Banks, DTC Branch, Greenwood Village, Colorado (the “Mile High Banks Credit Facility”). The credit facility bears a fixed interest rate of 6.25% per annum and is due and payable on June 9, 2011. The credit facility is secured by first deeds of trust on our Executive Office Park and Regatta Square properties. We paid a total of $43,785 in prepaid finance charges in connection with this credit facility.
Executive Office Park is comprised of a condominium development consisting of four (4) separate buildings situated on four (4) legal parcels. The property is developed as an office condominium complex. The property consists of a total of 65,084 sq. ft. situated on a total of 4.57 acres. The property is approximately 6 years old. This property is approximately 94.8% occupied as of December 31, 2008.
The loan requires regular monthly payments of interest only commencing on August 2, 2008. Under the Loan Agreement, the total of unpaid accrued interest and principal is due and payable on June 9, 2011. The Company used $6,597,500 proceeds from the loan to acquire the Executive Office Park property. The loan is a revolving line of credit, and we intend to regularly pay down the loan and borrow against the credit line to fund one or more other future property acquisitions. The balance outstanding on this loan was $20,000 as of December 31, 2008.

Waterman Plaza
On August 12, 2008, we purchased the Waterman Plaza located at 444-464 S. Waterman Avenue, San Bernardino, California 92408, which we refer to as the “Waterman Plaza” property. We paid the $7.2 million purchase price for the property with cash and a fixed rate Promissory Note in the amount of $3.8 million from MTL Insurance Company, Oak Brook, Illinois. The Promissory Note bears a fixed interest rate of 6.5% per annum and is due on September 1, 2015. The MTL loan is secured by a first deed of trust on the property. We paid a total of $38,500 in prepaid finance charges in connection with the MTL loan. The loan requires regular monthly payments of principal and interest commencing on September 1, 2008.
Waterman Plaza is a newly constructed retail/office building of approximately 21,200 rentable square feet and approvals to construct an additional 2,300 square foot building. The property consists of a total of 2.7 acres. The seller guaranteed base rent on the vacant space for a period of twelve months up to an aggregate maximum of $233,200. The property is approximately 74.3% occupied as of December 31, 2008.
Pacific Oaks Plaza
On September 3, 2008, we acquired the office building and related personal property located at 1282 Pacific Oaks Place, Escondido, California, which we refer to as the “Pacific Oaks Plaza” property. Our purchase price for the property was $4.85 million, all of which we paid in cash.
Pacific Oaks Plaza consists of a two story office building of approximately 16,003 square feet situated on 48,793 square feet of land. The building was completed in 2005 and has been owner occupied since its construction. On the acquisition date, the previous owner entered into a three year lease to occupy approximately 24.2% of the building. Our principal offices occupy the remainder of the building.
The Pacific Oaks Plaza property is located in the City of Escondido, the fourth largest of the 18 incorporated cities in San Diego County. It lies in the northern part of the County bordering the City of San Diego to the south, San Marcos to the west and unincorporated areas of San Diego County to the north and east.
Properties Acquired After December 31, 2008
On January 2, 2009, the Company acquired the Morena Office Center, an office building located in San Diego, California. The purchase price for the property was $6.6 million, including transaction costs, which we paid with $3.4 million in cash and with $3.2 million in loan proceeds from our Mile High Credit Facility. This property consists of approximately 26,784 square foot building on approximately 0.62 acres. or the nine months ended September 30, 2008 and 2007, there were no results of operations from this property. We project that future estimated rental revenue will be approximately $57,000 per month.
On February 5, 2009, Dubose Model Homes USA, L.P., a Texas limited partnership and NetREIT, a California corporation, entered into an agreement (“Agreement”) to form a limited partnership (the “Partnership”) pursuant to the provisions of the Texas Business Organizations Code. The name of the Partnership is Dubose Acquisition Partners II, Ltd. Its principal office shall be 14405 Walters Road, Suite 310, Houston, Texas 77014.
The purpose of the Partnership is to acquire up to twenty eight (28) model homes from homebuilder subsidiaries of Weyerhaeuser Real Estate Company or its affiliates with a potential for capital appreciation, to rent said model homes, to sell such model homes, and to conduct such other businesses which are incidental or necessary to the foregoing.
Dubose Model Homes USA, L.P. shall be the original general partner with the principal address of 24 Greenway Plaza, Suite 965, Houston, Texas 77046. NetREIT shall be a Limited Partner. The Partnership will admit as Limited Partners the persons and entities accepted by the General Partner who purchase “Units”, defined as a limited partnership interest in the partnership resulting from a capital contribution of $19,250. Initially there will be 100 Units sold to the Limited Partners for aggregate initial capital contributions of $1,925,000.00.
NetREIT, as a Limited Partner, has elected to purchase 51 of the initial 100 Units at the price of $19,250 per Unit, for a total capital contribution of $981,750, and has deposited such funds with the General Partner. The 51 Units are currently a majority ownership, and it is the intention of NetREIT to maintain a majority ownership of the Units at all times during the Agreement.
On February 5, 2009, the Company and Fontana Dialysis Building, LLC (“FDB”) formed Fontana Medical Plaza, LLC (“FMP”) which the Company is Managing Member and 51% owner. On February 19, 2009, FMP assumed an agreement to purchase the Fontana Medical Plaza located in Fontana, California. The purchase price for the property is $1,900,000, before transaction costs, all payable in cash. The property consists of approximately 10,500 square feet and is currently unoccupied. The FMP has also assumed a lease agreement to occupy 100% of the building for ten (10) years with three five (5) year renewal options. The lease agreement requires annual rent payments during the first five years of $259,973 increasing by 12.5% on the fifth year anniversary and each five year anniversary thereafter.
On March 23, 2009, the Company acquired The Rangewood Medical Office Building (“Rangewood”) located in Colorado Springs, Colorado. The purchase price for the property was $2.7 million, including transaction costs. The Company purchased the property with $230,000 cash and a $2,430,000 draw on a line of credit. Rangewood is a 3-story, Class A medical office building of approximately 18,222 rentable square feet. The building was constructed in 1998 and as of the date of the acquisition, was 92% occupied.

Our Real Estate Loan Investments
In March 2007, the Company originated a mortgage loan in the amount of $500,000 collateralized by a first deed of trust on land under development as a retirement home in Escondido, California. This mortgage loan accrues interest at 15% per year. The mortgage loan unpaid principal and accrued interest was due and payable on March 20, 2008. At December 31, 2008 and 2007, the principal and accrued interest was $490,790 and $413,368, respectively.
In October 2007, the Company originated a mortgage loan in the amount of $935,000 collateralized by a second deed of trust on the same land under development above. This mortgage loan accrues interest at 11.5% per year. The mortgage loan unpaid principal and accrued interest was due and payable on October 1, 2008. At December 31, 2008 and 2007, the principal and accrued interest was $1,081,542 and $962,478, respectively.
In November 2007, the Company originated a mortgage loan in the amount of $500,000 collateralized by a third deed of trust on the same land above. This mortgage loan accrues interest at 15% per year. The mortgage loan unpaid principal and accrued interest was due and payable on November 19, 2008. At December 31, 2008 and 2007, the principal and accrued interest was $560,298 and $512,709, respectively.
On July 29, 2008 all three loans were modified to extend the due dates to be uniformly due and payable on December 31, 2008.
These loans, together with accrued interest, having a balance due of approximately $2.1 million went into default on January 1, 2009. The Company has commenced acquiring title to the property and will seek to sell the property in the near future. The Company does not anticipate incurring any losses with respect to these loans.
During 2008, the Company sold undivided interests in Garden Gateway Plaza and Sparky’s Palm Self-Storage properties. In connection with two of these sales, the Company took back notes from the buyers in the aggregate amount of approximately $0.9 million. The notes are secured by the buyers’ interests in the properties.
Dispositions of Properties
On October 5, 2007, we sold our office building located at 365 Rancho Santa Fe Road, San Marcos, California (the “RSF Building”). The purchaser paid $5,650,000 in cash for the property. We paid real estate commissions, closing costs and selling costs of $272,000. The building was transferred pursuant to a Section 1031 tax deferred exchange transaction, whereby we have caused the sale proceeds to be used by an independent facilitator to purchase two properties. We purchased the Regatta Square Property and the Palm Self-Storage Property as the exchange properties for this transaction. As a result of this exchange transaction, we do not anticipate any current recognition of gain from the disposition of the RSF Building.
On March 18, 2008, we sold a 18.55% undivided interest in the Casa Grande Apartments for $500,000 and a 36.37% percent undivided interest in the Casa Grande Apartments for $700,000, respectively, to two purchasers. In each transaction, the sales price was paid in cash. Each purchaser entered into an Agreement Between Tenants-in-Common and a Property Management Agreement with CHG Properties. Following these transactions, we retained a 45.08% undivided interest in this property.
On October 16, 2008, we sold a 25.3% undivided interest in the Sparky’s Palm Self-Storage property. The property was valued at $5.4 million for the purposes of this transaction. The purchaser entered into an Agreement Between Tenants-in-Common and a Property Management Agreement with CHG Properties. Following this transaction, we retained a 74.7% interest in this property.
On October 17, 2008, we sold a 5.99% undivided interest in our Garden Gateway property to a single purchaser for $1,000,000. We financed $603,842 of this purchase price with a 1-year loan at 6.25% interest. The loan was secured by the purchaser’s undivided interest in the property. The purchaser entered into an Agreement Between Tenants-in-Common and a Property Management Agreement with CHG Properties. Following this sale, we retained a 94.01% interest in this property.

On December 8, 2008, we sold a 25.00% undivided interest in Casa Grande Apartments for $500,000. The sales price was paid in cash. Upon completion of the sale, we retained a 20.08% interest in the Casa Grande Apartments.
On December 8, 2008, we sold a 9.33% interest in our Sparky’s Palm Self-Storage property for $500,000. Upon completion of the sale, we retained a 65.37% interest in this property.
On December 10, 2008, we sold an undivided 25.0% interest in Casa Grande Apartments. The purchaser paid $0.5 million, net of transaction costs, in cash. For financial reporting purposes, the gain of $0.1 million will be included in the statement of operations in the line item gain on sale of real estate for the year ended December 31, 2008.
On December 30, 2008, we sold an undivided 13.4% interests in Sparky’s Palm Self-Storage for a total of $0.7 million, of which the buyer paid $0.4 million in cash and $0.3 million with its note secured by its interest in the property. For financial reporting purposes, the gain of $0.1 million will be included in the statement of operations in the line item gain on sale of real estate for the year ended December 31, 2008.
The Company’s remaining investment in these properties will be included on the balance sheet in investment in real estate ventures and accounted for under the equity method.
The Company’s interests in less than 100% owned properties as of December 31, 2008 is as follows:

Percent
Property	Owned
Casa Grande Apartments	20.08%
Garden Gateway	94.01%
Sparky’s Palm Self-Storage	51.97%
Escondido 7-11	51.40%
As a condition to each of the foregoing sales of an undivided interest in of our properties, we required the purchaser to enter into a Agreement Between Tenants in Common and a Property Management Agreement with CHG Properties for each property.

ITEM 3. LEGAL PROCEEDINGS
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	MARKET PRICE FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES
To date, there is no public market for any of the securities of the Company.
We pay quarterly cash distributions compute on a monthly basis to our common stockholders. The following is a summary of monthly distributions paid per share common shares for the years:

Month	2008	2007
	Cash Dividend	Stock Dividend	Cash Dividend
January	$0.049		$0.050
February	0.049		0.050
March	0.047		0.050
April	0.04925		0.050
May	0.04925		0.050
June	0.04925		0.050
July	0.0495		0.050
August	0.0495	5%	0.048
September	0.0495		0.048
October	0.0864		0.148
November	0.0864		0.048
December	0.0864		0.048

Total	$0.70045		$0.690

At December 31, 2008, a distribution of $0.2591 per common share was payable and was paid in February 2009. At December 31, 2007, a distribution of $0.144 per common share was payable and was paid in January 2008.
At March 31, 2009, a distribution of $0.15 per common share was payable and was paid in April 2009.
In addition we made distributions on the Series AA Preferred Stock outstanding in 2008 and 2007 at a monthly rate of $0.1458333 per share.

Dividend Policy
We plan to pay at least 90% of our annual REIT Taxable Income to our shareholders. We have paid dividends to our shareholders at least quarterly since the first quarter we commenced operations on April 1, 1999.
Holders of the Series AA Preferred Stock are entitled to a dividend at the rate of $0.65 per year, or $0.162, payable quarterly.
We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions.
To the extent that we make distributions in excess of our earnings and profits, as computed for federal income tax purposes, these distributions will represent a return of capital, rather than a dividend, for federal income tax purposes. Distributions that are treated as a return of capital for federal income tax purposes generally will not be taxable as a dividend to a U.S. shareholder, but will reduce the shareholder’s basis in its shares (but not below zero) and therefore can result in the shareholder having a higher gain upon a subsequent sale of such shares. Return of capital distributions in excess of a shareholder’s basis generally will be treated as gain from the sale of such shares for federal income tax purposes.
Annually, we provide each of our shareholders a statement detailing distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital. During the years ended December 31, 2008 and 2007, all distributions were non-taxable as they were considered return of capital to the shareholders.
Number of Holders of Each Class of Stock
As of March 31, 2009, there were 1,629 holders of our Series A common stock and 31 holders of our Series AA Preferred Stock.
Market Information
Our common stock is not currently traded on any stock exchange or electronic quotation system. We do not expect that our common stock will be traded on any stock exchange or electronic quotation system.
Issuer Purchases of Equity Securities

(d)
Maximum
			(c)	Number (or
			Total	Approximate
			Number of	Dollar
			Shares (or	Value) of
			Units)	Shares (or
			Purchased as	Units)
	(a)		Part of	that May Yet
	Total	(b)	Publicly	Be
	Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs (1)	Programs (1)
February 1 — February 28, 2008	2,218	$9.80
May 1 — May 31, 2008	403	$8.00
June 1 — June 30, 2008	4,607	$8.00
November 1 — November 30, 2008	47	$7.80
Total	7,275	$8.55
(1) The Company does not have a formal policy with respect to a repurchase program. The repurchases of Company common stock in 2008 were made on a case by case basis and were primarily due to financial hardship of the selling stockholder.

ITEM 6. SELECTED FINANCIAL DATA
Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion relates to our financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to materially differ from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the timing and strength of national and regional economic growth, the strength of commercial and residential markets, competitive market conditions, fluctuations in availability and cost of construction materials and labor resulting from the effects of worldwide demand, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and an investment in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information. See Item 1A for a discussion of material risks.
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
OVERVIEW AND BACKGROUND
We operate as a self-administered real estate investment trust (“REIT”) headquartered in San Diego County, California, formed to own and operate income producing real estate properties. During the years ended December 31, 2008 and 2007, we built our operational and administrative infrastructure, including hiring a staff of quality employees, to give us the capability to become a large real estate investing company as well as having the resources to deal with the additional burden of compliance with the U.S. Securities and Exchange Commission (“SEC”) rules and regulations. In the process, our general and administrative expenses have increased at a greater rate than our operating income, resulting in losses from continuing operations of $2,110,519 and $775,365 in 2008 and 2007, respectively. The Company continues to make additional property acquisitions and we expect revenues less rental operating costs to increase at a greater rate than our general and administrative costs. Therefore, we anticipate that our loss from continuing operations will decline in the future. During the last two years we experienced fast growth, having increased capital by approximately 283% to $48.2 million at December 31, 2008 from $12.6 million at December 31, 2006. Our investment portfolio, consisting of real estate assets, lease intangibles, investment in real estate ventures, land purchase option and mortgages receivable, have increased by approximately 502% to $65.0 million at December 31, 2008 from $10.8 million at December 31, 2006. The primary source of the growth in the portfolio during these two years was attributable to increase in capital from the net proceeds of approximately $38.3 million from the sale of additional equity securities. The increase in our investment portfolio was also funded from proceeds from mortgage notes payable, net of principal repayments of approximately $17.9 million.

As of December 31, 2008, the Company owned or had an equity interest in four office buildings (“Office Properties”) which total approximately 298,000 rentable square feet, three retail shopping centers and a 7-Eleven property (“Retail Properties”) which total approximately 85,000 rentable square feet, two self-storage facilities (“Self Storage Properties”) which total approximately 210,000 rentable square feet and one 39 unit apartment building (“Residential Properties”).
Our properties are located primarily in Southern California and Colorado. These areas have above average population growth. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within one year of operations. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1, or has been operating for three years. Our geographical clustering of assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff. We actively seek potential acquisitions through regular communications with real estate brokers and other third parties. Most of our office and retail properties are leased to a variety of tenants ranging from small businesses to large public companies, many of which do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having net leases that require the tenant to pay all of the operating expense (Net, Net, Net Leases) or pay increases in operating expenses over specific base years.
Most of our leases are for terms of 3 to 5 years with annual rental increases built into the leases. Our residential and self-storage properties that we currently own are rented pursuant to a rental agreement that is for no longer than 6 months. Our self-storage properties are located in markets having other self-storage properties. Competition with these other properties will impact our operating results of these properties, which depends materially on our ability to timely lease vacant self storage units, to actively manage unit rental rates, and our tenants’ ability to make required rental payments. To be successful, we must be able to continue to respond quickly and effectively to changes in local and regional economic conditions by adjusting rental rates of these properties within their regional market in Southern California. We depend on advertisements, flyers, websites, etc. to secure new tenants to fill any vacancies.
Current Developments and Trends
As discussed above, credit and real estate financing markets have experienced significant deterioration beginning in the Fall of 2007 and a market for new loans is almost non-existent. We expect this trend may continue throughout 2009 and market turbulence could increase in the commercial real estate arena as mortgage financing over the past three to seven years mature.
We believe that as a result of these negative trends, new mortgage financing will continue to be more difficult to obtain, which may affect our ability to finance future acquisitions. We have experienced challenges in obtaining financing in the same amounts related to purchase price at the rates that were available 2 or 3 years ago. We believe the negative trends in the mortgage markets will reduce the competition for properties and reduce the price of those properties.
Although long-term interest rates remain relatively low by historical standards, there has been a significant increase in the credit spreads across the credit spectrum. Increases in credit spreads or deterioration in individual tenant credit may lower the market values of properties. We generally seek three to five year leases with our tenants to mitigate the impact that fluctuations in interest rates have on the values of our investment portfolio.
Also, economic growth rates have slowed in recent periods and inflation rates in the United States have leveled off and we may even enter a period of deflation or stagflation. Changes in inflation/deflation are sometimes associated with changes in long-term interest rates, which may have a negative impact on the value of the portfolio we own. To mitigate this risk, we will continue to try to lease our properties with fixed rent increases and/or with scheduled rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or other indices for the jurisdiction in which the property is located. To the extent that the CPI increases, additional rental income streams may be generated from these leases and thereby mitigate the impact of inflation.
Management Evaluation of Results of Operations
Management evaluates our results of operations with a primary focus on increasing and enhancing the value, quality and quantity of properties and seeking to increase value in our real estate. Management focuses its efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio. The ability to increase assets under management is affected by our ability to raise capital and our ability to identify appropriate investments.

Management’s evaluation of operating results includes our ability to generate necessary cash flow in order to fund distributions to our shareholders. As a result, management’s assessment of operating results gives less emphasis to the effects of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges such as depreciation and impairment charges. Management’s evaluation of our potential for generating cash flow includes an assessment of the long-term sustainability of our real estate portfolio. Past funding of distributions to our shareholders exceeded our cash flow from operations. We anticipate that as we acquire additional properties our revenues will increase at a faster rate than our general and administrative expenses due to efficiencies of scale. We therefore believe that we will be able to fund our future distributions to our shareholders from cash flow from operations.
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
CRITICAL ACCOUNTING POLICIES
The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made, and changes in the accounting estimate are reasonably likely to occur from period to period. As a company primarily involved in owning income generating real estate assets, management believes the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our financial statements. For a summary of all of our significant accounting policies, see note 3 to our financial statements included elsewhere in this report.
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
The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are in lease intangibles, net in the accompanying balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. As of December 31, 2008, the unamortized balance of below-market leases was $35,795. At December 31, 2007, the Company did not have any deferred rent for above or below market leases.

The land lease acquired with the World Plaza acquisition in 2007 has a fixed purchase price option cost of $181,710 at the termination of the lease in 2062. Management valued the land option at $1,370,000 based upon comparable land sales adjusted for the present value of the payments. The difference between the strike price of the option and the recorded cost of the option is approximately $1.2 million. Accordingly, management determined that exercise of this option is probable. The land purchase option was determined to be a contract based intangible asset associated with the land. As a result, this asset has an indefinite life and is treated as a non-amortizable asset. The amount is included as land purchase option on the accompanying balance sheets.
The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to recruit a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $500,200 and $118,057 for the years ended December 31, 2008 and 2007, respectively.
Estimates of the fair values of the tangible and intangible assets require us to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocation, which would impact the amount of our net income.
Sales of Undivided Interests in Properties. The Company accounts for profit recognition on sales of real estate in accordance with SFAS” No. 66 “Accounting for Sales of Real Estate” (“SFAS 66”). Pursuant to SFAS 66, profits from sales will not be recognized under the full accrual method by the Company until certain criteria are met. Profit (the difference between the sales value and the proportionate cost of the partial interest sold) shall be recognized at the date of sale if a sale has been consummated and he following:
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
In 2007 and 2008, the Company had 8 sales of partial sales of undivided interests in properties. In all cases, the criteria for meeting the full accrual method were met.
Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense, including discontinued operations, for buildings and improvements for the years ended December 31, 2008 and 2007, was $1,538,408 and $865,126, respectively. Estimated useful lives of the buildings are typically the result of estimates provided by expert third party inspections through the pre-acquisition due diligence process.
We have to make subjective assessments as to the useful lives of our depreciable assets. These assessments have a direct impact on our net income, because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis throughout the expected useful lives of these investments. We consider the period of future benefit of an asset to determine its appropriate useful life. We take several factors into consideration when assigning the useful life associated with building and improvements. Our acquisitions are subject to a great deal of due diligence before we complete a purchase. As a part of the due diligence we have expert third parties perform site inspections and, in most cases, we will also have the property appraised by a third party expert. Through these efforts and management’s judgment we determine what the expected remaining useful life to be at the time we acquire the property.

Intangible Assets — Lease intangibles represents the allocation of a portion of the purchase price of a property acquisition representing the estimated value of in-place leases, unamortized lease origination costs, tenant relationships and a land purchase option. Intangible assets are comprised of finite-lived and indefinite-lived assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), indefinite-lived assets are not amortized. Finite-lived intangibles are amortized over their expected useful lives. The Company assesses its intangibles and goodwill for impairment at least annually.
In accordance with SFAS 142, the Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Based on the review, no impairment was deemed necessary at December 31, 2008 or 2007.
Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2008 or 2007.
Projections of future cash flows require us to estimate the expected future operating income and expenses related to the real estate and its related intangible assets and liabilities as well as market and other trends. The use of inappropriate assumptions in our future cash flows analyses would result in an incorrect assessment of future cash flows and fair values of the real estate and its related intangible assets and liabilities and could result in the overstatement of the carrying values of our real estate and related intangible assets and liabilities and an overstatement of our net income.
Investments in Real Estate Ventures. The Company analyzes its investments in joint ventures to determine whether the joint venture should be accounted for under the equity method of accounting or consolidated into the financial statements based on standards set forth under SFAS Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” and Emerging Issues Task Force (“EITF”) Statement No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Based on the guidance set forth in SFAS Interpretation No. 46(R), the Company has determined that the limited partners and/or tenants in common in its real estate ventures have certain protective and substantive participation rights that limit the Company’s control of the investment. Therefore, the Company’s share of its investment in real estate ventures have been accounted for under the equity method of accounting in the accompanying financial statements. Under the equity method, the Company’s investment in real estate ventures is stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the Company’s ownership interest in the earnings of each of the unconsolidated real estate ventures. For the purposes of presentation in the statement of cash flows, the Company follows the “look through” approach for classification of distributions from joint ventures. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture’s sale of assets) in which case it is reported as an investing activity.
Management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. No impairment charges were recognized for the years ended December 31, 2008 or 2007.

Projections of future cash flows require us to estimate the expected future operating income and expenses related to the real estate and its related intangible assets and liabilities as well as market and other trends. The use of inappropriate assumptions in our future cash flows analyses would result in an incorrect assessment of future cash flows and fair values of the real estate and its related intangible assets and liabilities and could result in the overstatement of the carrying values of our real estate and related intangible assets and liabilities and an overstatement of our net income.
Provision for Loan Losses. The accounting policies require the Company to maintain an allowance for estimated credit losses with respect to mortgage loans it has made based upon its evaluation of known and inherent risks associated with its lending activities. Management reflects provisions for loan losses based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates. There have been no provisions for loan losses at December 31, 2008 and 2007.
Failure to recognize impairments would result in the overstatement of earnings and the carrying value of our real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts. As of December 31, 2008, we had a borrower that was in default on three separate loans secured by the same property with an outstanding balance of $2.1 million including interest. In anticipation of the default, we had an expert third party valuation performed on the property that indicated the Company should not incur any losses with respect to this default.
Cash and Cash Equivalents. The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. At December 31, 2008, all deposits in financial institutions were below the federally insurable limits.
Restricted Cash. Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are for certain lender holdbacks, tenant improvements, and other replacement reserves. The funds will be released upon the completion of agreed-upon tasks as specified in the agreements.
Deposits held at Bankrupt institution The Company had deposits at LandAmerica 1031 Exchange Services, Inc. (“LandAmerica”) out of proceeds from the sale of two properties involved in property exchanges through Section 1031 of the Code. LandAmerica declared bankruptcy in November 2008 before remitting the proceeds to the Company. LandAmerica commingled the Company’s deposit funds with other real estate company deposits and invested them in auction rate securities. Due to market conditions, LandAmerica had been unable to liquidate these securities when the need arose and, as a result, declared bankruptcy. The outcome of the bankruptcy is dependent upon the future market for such securities which is indeterminable at this time. However, the Company anticipates losing a large portion of the amount on deposit primarily for the excess liabilities over assets of LandAmerica has disclosed in their initial bankruptcy filing plus an estimate for trustee fees, legal fees, taxes and other considerations. At December 31, 2008, the Company has reduced its proceeds expected to be received on sales of real estate by $1,220,358 through a charge to loss on sale of real estate included in the accompanying statements of operations.
The Company estimated the anticipated reduction in proceeds based upon a number of factors including the current economic outlook and offers we received to buy out our deposit by an independent third party. Actual results resulting from the bankruptcy settlement could materially impact our net income.
Short-Term Investments. In accordance with the standards set forth in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), the Company classifies its investments in marketable securities as available-for-sale since the Company may sell them prior to their maturity but does not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on a short-term difference in price. These investments are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. Upon the sale of a security, the realized net gain or loss is computed on a average price basis.

The Company monitors its available-for-sale securities for impairments. A loss is recognized when the Company determines that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. The Company considers many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including, but not limited to, the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the unrealized loss, the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings. The Company does not invest in commercial mortgage-backed securities.
All short-term investments are recorded at fair value with the net unrealized gain or loss presented as gain or loss on valuation of available-for-sale securities in accumulated other comprehensive income (loss) using the specific identification method. There have been no unrealized gains or losses as of December 31, 2008 or 2007.
Short-term investment balances were immaterial as of December 31, 2008 and 2007.
Deferred Common Stock Issuance Costs. Common stock issuance costs including distribution fees, due diligence fees, syndication and wholesaling costs, legal and accounting fees, and printing are capitalized before sale of the related stock and then netted against gross proceeds when the stock is sold.
Tenant Receivables. The Company periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company maintains an allowance for deferred rent receivable that arises from straight-lining of rents. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates. At December 31, 2008, there was an allowance for possible uncollectible tenant receivables of $24,000. There were no allowances at December 31, 2007.
Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At December 31, 2008 and 2007, the Company had net deferred leasing costs of approximately $103,000 and $39,000, respectively, which are included in other assets, net in the accompanying balance sheets. Total amortization expense for the year ended December 31, 2008 and 2007 was approximately $49,000 and $27,000, respectively.
Deferred Financing Costs. Costs incurred, including legal fees, origination fees, and administrative fees, in connection with debt financing are capitalized as deferred financing costs and are amortized using the straight-line method, which approximates the effective interest method, over the contractual term of the respective loans. At December 31, 2008 and 2007, deferred financing costs were approximately $213,000 and $125,000, respectively, which are included in other assets, net in the accompanying balance sheets. Amortization of deferred financing costs is included in interest expense in the accompanying statements of operations.
Revenue Recognition. The Company recognizes revenue from rent, tenant reimbursements, and other revenue once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin Topic 13, “Revenue Recognition”:
•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered

•	the amount is fixed or determinable; and

•	the collectability of the amount is reasonably assured.
In accordance with SFAS No. 13, “Accounting for Leases” (“SFAS 13”), as amended and interpreted, minimum annual rental revenue is recognized in rental revenues on a straight-line basis over the term of the related lease.

Certain of the Company’s leases currently contain rental increases at specified intervals, and accounting principles generally accepted in the United States of America (“GAAP”) require the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of December 31, 2008 or 2007.
Interest income on mortgages receivable is accrued as it is earned. The Company stops accruing interest income on a loan if it is past due for more than 90 days or there is doubt regarding collectability of the loan principal and/or accrued interest receivable.
Discontinued Operations and Properties. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), the income or loss and net gain or loss on dispositions of operating properties and the income or loss on all properties classified as held for sale are reflected in the statements of operations as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria, set forth under SFAS 144, are met. At such time, the Company presents the respective assets and liabilities separately on the balance sheet and ceases to record depreciation and amortization expense. As of December 31, 2008 and 2007, the Company did not have any properties classified as held for sale.
Impairment. The Company accounts for the impairment of real estate in accordance with SFAS 144 which requires that the Company review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at December 31, 2008 and 2007.
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
Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the years ended December 31, 2008 and 2007, all distributions were nontaxable as they were considered return of capital to the shareholders.
The Company believes that it has met all of the REIT distribution and technical requirements for the years ended December 31, 2008 and 2007.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement of No. 109” (“FIN 48”). FIN 48 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return, and provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective for the fiscal year beginning January 1, 2007, and the adoption had no impact on the Company’s results of operations.

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
The following is a reconciliation of the denominator of the basic earnings per common share computation to the denominator of the diluted earnings per common share computations, for the years ended December 31:

	2008	2007
Weighted average shares used for Basic EPS	5,083,532	2,426,887
Incremental shares from share-based compensation	—	—
Incremental shares from conversion of NetREIT 01 LP Partnership	—	—
Incremental shares from convertible preferred and warrants	—	—

Adjusted weighted average shares used for diluted EPS	5,083,532	2,426,887

Weighted average shares from share based compensation, shares from conversion of NetREIT 01 LP Partnership and shares from convertible preferred and warrants totaling 952,515 and 898,375 shares of common stock for the years ended December 31, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.
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
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allocation of purchase price paid for property acquisitions between land, building and intangible assets acquired including their useful lives; the allowance for doubtful accounts, which is based on an evaluation of the tenants’ ability to pay; the provision for possible loan losses with respect to mortgages receivable and interest; and the amount to be recovered from the deposit held at bankrupt financial institution. Actual results may differ from those estimates.

Segments. SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for the way that public entities report information about operating segments in their financial statements. The Company acquires and operates income producing properties including office properties, residential properties, retail properties and self storage properties and invests in real estate assets, including real estate loans, and as a result, the Company operates in five business segments. See Note 12 “Segment Information”.
Recent Issued Accounting Standards. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value under GAAP. The key changes to current practice are (1) the definition of fair value, which focuses on an exit price rather than an entry price; (2) the methods used to measure fair value, such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions, and credit standing and (3) the expanded disclosures about fair value measurements, SFAS 157 does not require any new fair value measurements. SFAS 157, as amended, was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 on January 1, 2008 and, effective for the third quarter 2008, adopted FASB Staff Position SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). The adoption of SFAS 157 and FSP SFAS 157-3 did not have a significant impact on the Company’s financial position or results of operations since the Company does not record it financial assets and liabilities at fair value.
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
In November 2007, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-06, “Accounting for Sale of Real Estate Subject to the Requirements of SFAS 66 When the Agreement Includes a Buy-Sell Clause” (“EITF 07-06”). A buy-sell clause is a contractual term that gives both investors of a jointly-owned entity the ability to offer to buy the other investor’s interest. EITF 07-06 applies to sales of real estate to an entity if the entity is both partially owned by the seller of the real estate and subject to an arrangement between the seller and the other investor containing a buy-sell clause. The EITF concluded the existence of a buy-sell clause does not represent a prohibited form of continuing involvement that would preclude partial sale and profit recognition pursuant to SFAS 66. The EITF cautioned the buy-sell clause could represent such a prohibition if the terms of the buy-sell clause and other facts and circumstances of the arrangement suggest:
•	the buyer cannot act independently of the seller
•	The seller is economically compelled or required to reacquire the other investor’s interest in the jointly owned entity.
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
THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
Our results of operations for the years ended December 31, 2008 and 2007 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense, general and administrative expense and depreciation and amortization will significantly increase in future periods as a result of the assets acquired in 2007 and 2008 for an entire period and as a result of anticipated growth through future acquisitions of real estate related investments.
RECENT EVENTS HAVING SIGNIFICANT EFFECT ON RESULTS OF OPERATIONS COMPARISONS
Property Acquisitions
In March 2007, the Company acquired Garden Gateway Plaza, a 115,052 square foot office complex consisting of three buildings in Colorado Springs, Colorado for $15.1 million, including transaction costs. The purchase was funded by borrowings of $11.0 million and the remainder was funded with the Company’s funds on hand. Approximately nine months of results of operations are included for the year ended December 31, 2007 and nine months operations are included for the year ended December 31, 2008.
In September 2007, the Company acquired World Plaza, a 55,096 square foot retail center in San Bernardino, California for $7.7 million, including transaction costs. The purchase was funded by assumption of an existing borrowing of $3.7 million and the remainder was funded with the Company’s funds on hand. The acquisition included a land lease with a fixed purchase price option cost of $181,710 at termination of the lease in 2062. Approximately four months of results operations are included for the year ended December 31, 2007 and twelve months operations are included for the year ended December 31, 2008.
In October 2007, the Company acquired Regatta Square, a 5,983 square foot retail center in Denver, Colorado for $2.2 million, including transaction costs. The purchase was funded with the Company funds on hand. Approximately three months results of operations are included for the year ended December 31, 2007 and twelve months operations are included for the year ended December 31, 2008.
In November 2007, the Company acquired Sparky’s Palm Self-Storage, a 495 unit/60,508 square foot self storage property in San Bernardino, California for $4.8 million, including transaction costs. The purchase was funded with the Company’s funds on hand. Approximately two months results of operations are included for the year ended December 31, 2007 and nine months operations are included for the year ended December 31, 2008.

In December 2007, the Company acquired Sparky’s Joshua Self-Storage, a 789 unit/149,650 square foot self storage property and self service car wash in Hesperia, California for $8.0 million, including transaction costs. The purchase was funded by assumption of an existing borrowing of $4.4 million and the remainder was funded with the Company’s funds on hand. Approximately one month results of operations are included for the year ended December 31, 2007 and twelve months operations are included for the year ended December 31, 2008.
In July 2008, the Company acquired the Executive Office Park located in Colorado Springs, Colorado. The purchase price for the property was $10.1 million, including transaction costs. We purchased the property for $3.5 million cash and with $6.6 million borrowed under a line of credit we established on July 9, 2008. This property is comprised of a condominium development consisting of four separate buildings situated on four legal parcels. The property is developed as an office condominium complex. The property consists of a total of 65,084 rentable square feet situated on a total of 4.65 acres. There are no results of operations included in the year ended December 31, 2007 and there are approximately six months results of operations included in the year ended December 31, 2008.
In August 2008, the Company acquired the Waterman Plaza located in San Bernardino, California. The purchase price for the property was $7.2 million, including transaction costs. The Company purchased the property with $3.3 million cash and a new fixed rate mortgage note in the amount of $3.9 million secured by this property. This property is a newly constructed retail/office building consisting of approximately 21,285 square feet situated on a total of 2.7 acres and approvals to construct an additional 2,500 square foot building. There are no results of operations included in the year ended December 31, 2007 and there are approximately five months results of operations included in the year ended December 31, 2008.
In September 2008, the Company acquired the Pacific Oaks Plaza, an office building located in Escondido, California. The purchase price for the property was $4.9 million, including transaction costs, all paid in cash. This property consists of approximately 16,000 square feet and is being utilized as the Company’s headquarters and approximately 3,900 square feet of the building is leased to an unrelated entity. There are no results of operations included in the year ended December 31, 2007 and there are approximately four months results of operations included in the year ended December 31, 2008.
Sales of Undivided Interests in Properties.
7-11 Escondido
In May 2007, the Company sold an undivided 48.6% of its interest in the 7-11, Escondido, California property. The purchaser paid $689,444, net of transaction costs, in cash. For financial reporting purposes, the gain of $4,475 is shown on the statement of operations in the line item gain on sale of real estate for the year ended December 31, 2007.
Casa Grande Apartments
In March 2008, the Company sold an undivided 54.92% interest in the Casa Grande Apartments located in Cheyenne, Wyoming. The purchasers paid $1.0 million, net of transaction costs, in cash. For financial reporting purposes, a gain of $0.6 million is included in the accompanying statement of operations in the line item gain on sale of real estate for the year ended December 31, 2008.
In December 2008, the Company sold an additional undivided 25.0% interest in the Casa Grande Apartments. The purchaser paid $0.5 million, net of transaction costs, in cash. For financial reporting purposes, the gain of $0.3 million is included in the accompanying statement of operations in the line item gain on sale of real estate for the year ended December 31, 2008.
As of December 31, 2008, the Company’s remaining investment in the property was 20.08%.
Sparky’s Palm Self-Storage
In October 2008, the Company sold an undivided 25.3% interest in the Sparky’s Palm Self Storage. The purchaser paid $1.4 million, net of transaction costs, in cash. For financial reporting purposes, the gain of $0.1 million is included in the accompanying statement of operations in the line item gain on sale of real estate for the year ended December 31, 2008.

In December 2008, the Company sold an additional undivided 9.33% interest in the Sparky’s Palm Self Storage. The purchaser paid $0.5 million, net of transactions costs in cash. For financial reporting purposes, the gain of $0.04 million is included in the accompanying statement of operations in the line item gain on sale of real estate for the year ended December 31, 2008.
In December 2008, the Company sold a further undivided 13.4% interest in the Sparky’s Palm Self Storage. The purchaser paid $0.7 million, of which $0.4 million was paid in cash and a $0.3 million promissory note was issued secured by the interest in the property. For financial reporting purposes, the gain of $0.1 million is included in the accompanying statement of operations in the line item gain on sale of real estate for the year ended December 31, 2008.
As of December 31, 2008, the Company’s remaining investment in the property was 51.97%.
Garden Gateway Plaza
In October 2008, the Company sold an undivided 5.99% interest in the Garden Gateway Plaza. The purchaser paid $1.0 million, of which $0.4 million was paid in cash and a $0.6 million promissory note was issued secured by the interest in the property. For financial reporting purposes, the gain of $0.1 million is included in the accompanying statement of operations in the line item gain (loss) on sale of real estate for the year ended December 31, 2008.
The investors in the properties are limited partners or tenants in common and have been granted certain protective rights that limit the Company’s control over investment in the property. As a result, the Company’s remaining investment in these properties is included on the accompanying balance sheets in investment in real estate ventures and accounted for under the equity method.
Properties Sold
In October 2007, the Company sold the Rancho Santa Fe Professional office building in San Marcos, California for $5,650,000 resulting in a gain on the sale of $2,886,130. The net proceeds from this sale were exchanged, pursuant to Section 1031, for the purchase of Regatta Square in Denver, Colorado and Palm Self Storage in Highland, California, therefore, there was no income tax incurred on the gain.
Financing
The Company commenced a private placement offering of $50 million of our units of common stock and warrants or Series AA Preferred Stock in 2005. The Unit was priced at $20.00 per unit and the Series AA Preferred Stock was priced at $25.00 per share. The Unit consisted of 2 shares of our common stock and one warrant to purchase one share of our common stock at $12.00 for a period ending on March 31, 2010. A total of 433,204 Units were sold in this offering. A Unit is comprised of 433,204 of warrants and 866,208 shares of common stock. Each share of Series AA Preferred Stock (i) is non-voting, except under certain circumstances as provided in the Articles of Incorporation; (ii) is entitled to annual cash dividends of 7% which are cumulative and payable quarterly; (iii) ranks senior, as to the payment of dividends and distributions of assets upon liquidation, to common stock or any other series of preferred stock that is not senior to or on parity with the Series AA Preferred Stock; (iv) is entitled to receive $25.00 plus accrued dividends upon liquidation; (v) may be redeemed by the Company prior to the mandatory conversion date at a price of $25.00 plus accrued dividends, (vi) may be converted into two shares of common stock at the option of the holder prior to the mandatory conversion date, and (vii) shall be converted into two shares of common stock on the fourth Friday of December 2015. The conversion price is subject to certain anti dilution adjustments. A total of 50,200 shares of the Series AA Preferred Stock were issued in this offering.
In October 2006 this offering was terminated and we commenced a new offering of $200 million of our common stock at $10.00 per share. Net proceeds from these offerings, after commissions, due diligence fees, and syndication expenses, were approximately $22.7 million in 2008 and $15.6 million in 2007. The net proceeds were primarily used to acquire the properties and to expand our administrative staff and support capabilities to levels commensurate with our increasing assets and staff requirements.

During 2008, the net cash used in investing activities was $21.4 million. During 2008, we purchased three properties for $23.0 million that was financed with $10.4 million in new financing, or approximately 45% of the purchase price, from various financial institutions. In connection with the Executive Office Park acquisition in 2008, the Company entered into a $6.6 million revolving line of credit secured by the Executive Office Park and Regatta Square properties. Referred to as the “Mile High Credit Facility”, the line expires in December 2009, calls for interest payments only at an interest rate of 6.25%. In 2007, the net cash used in investing activities was $34.8 million. During 2007 we purchased a total of five properties. Three of the properties totaling $30.7 million in purchase price, were financed with $19.1 million in new or assumed loans, or approximately 62% of the purchase price, with various financial institutions. The other two properties acquired in 2007 were paid from cash on hand.
Mortgage Loan Receivables
In March 2007, the Company originated a mortgage loan in the amount of $500,000 collateralized by a second deed of trust on land under development as a retirement home in Escondido, California. This mortgage loan accrues interest at 15% per year. The mortgage loan unpaid principal and accrued interest was due and payable on March 20, 2008. At December 31, 2008 and 2007, the principal and accrued interest was $490,790 and $413,368, respectively.
In October 2007, the Company originated a mortgage loan in the amount of $935,000 collateralized by a second deed of trust on the same land under development above. This mortgage loan accrues interest at 11.5% per year. The mortgage loan unpaid principal and accrued interest was due and payable on October 1, 2008. At December 31, 2008 and 2007, the principal and accrued interest was $1,081,542 and $962,478, respectively.
In November 2007, the Company originated a mortgage loan in the amount of $500,000 collateralized by a third deed of trust on the same land above. This mortgage loan accrues interest at 15% per year. The mortgage loan unpaid principal and accrued interest was due and payable on November 19, 2008. At December 31, 2008 and 2007, the principal and accrued interest was $560,298 and $512,709, respectively.
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
In addition, in connection with the sale of two properties to unrelated tenants in common, the Company received mortgage notes receivable totaling $920,215 with interest rates ranging from 6.25% to 6.50% and due dates of October 15, 2009 for $603,841 and October 1, 2013 for $316,374. The loans call for interest only payments and both were current as of December 31, 2008. Both notes are secured by the mortgagee’s interest in the property.
Revenues
As discussed above, the Company has sold interests in its 7-11 Escondido, Casa Grande Apartments, Sparky’s Palm Self-Storage and Garden Gateway properties. Following the sale of each of the properties, the properties were accounted for under the equity method. Under the equity method, the Company reports only its share of earnings or losses based upon its percentage ownership of the property. Rental income and rental operating expenses are no longer included in the statements of operations from the date of sale and forward. As a result of this accounting methodology, our year to year comparability has been affected.
Rental revenue from continuing operations was $5,107,410 for 2008, compared to $2,836,506 for 2007, an increase of $2,270,904, or 80%. The increase in rental revenue in 2008 compared to 2007 is primarily attributable to:
•	The addition of the five properties acquired in 2007, which generated an additional $2,303,543 of rent revenue in 2008 compared to 2007.

•	The addition of the three properties acquired in 2008 which contributed $772,468 in rent revenue in 2008.

•	Offset by a decrease in rent revenue for the three properties acquired prior to 2007 which decreased by $100,663. This decrease was due to Havana/Parker Complex, which declined approximately $148,000 in 2008. The Company has initiated an effort to increase the occupancy rate through improving the quality of the building, an increase in marketing efforts and by hiring a new leasing agent.

•	Rental income was reduced by approximately $700,000 for properties that had sales of undivided interests in 2007 and 2008 and converted to the equity method of accounting as discussed above.

Rental revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2008 for an entire year and future acquisitions of real estate assets.
Interest income was $336,600 in 2008, compared to $434,310 in 2007, a decrease of $97,710, or 22.5%. The decrease was primarily attributable to a reduction in amounts invested in interest earning assets as the Company has been using excess funds in 2008 to pay down its Mile High Credit Facility as it has a higher cost than the investment securities would yield. Included in interest income is interest from mortgage loans which was a new activity in 2007. Interest income is expected to decline further in 2009 as the primary source of mortgage interest income has defaulted on their loans and the Company has suspended accruing further interest on the loans as of December 31, 2008. Interest from these loans was approximately $262,000 in 2008.
Rental Operating Expenses
Rental operating expenses from continuing operations was $2,507,664 for 2008 compared to $1,471,667 for 2007, an increase of $1,035,997, or an increase of 70.4%. The increase in operating expense year over year is primarily attributable to the same reasons that rental revenue increased. However, the operating expense as a percentage rental income was 49.1% for 2008 compared to 51.9% in 2007. Further in 2006, rental operating costs were 64.3% of rental income. The increase in number of properties and diversification of type of properties has resulted in the lower operating expense percentage. Rental operating expenses are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2008 for an entire year and future acquisitions of real estate assets. Rental operating costs were reduced by approximately $311,000 for properties accounted for under the equity method.
Interest Expense
Interest expense increased by $344,391, or 40.9% during the year 2008 compared to 2007 due to the higher average outstanding borrowings. At December 31, 2008, the Company had mortgages on five properties with a balance outstanding of $21,506,957 and a weighted average interest rate of 6.1%. At December 31, 2007, we had mortgage loans on four of the properties with total borrowings of $22,420,316 at a weighted average interest rate of 6.7%. We paid off the Sparky’s Joshua Self-Storage property loan of $4,371,460, having an interest rate of 9.51% in January 2008. We anticipate interest expense to continue to increase as a result of the increased loan balances during 2008 for an entire year and the interest expense on future acquisitions.
The following is a summary of our interest expense on loans by property for the years ended December 31, 2008 and 2007:

	Date Acquired	2008	2007

Havana/Parker Complex	June 2006	$230,824	$237,154
Garden Gateway Plaza	March 2007	518,830	520,341
World Plaza	September 2007	190,326	54,123
Sparky’s Joshua Self-Storage	December 2007	9,543	24,240
Executive Office Park	July 2008	94,726
Waterman Plaza	August 2008	97,152
Amortization of deferred financing costs		45,080	6,232

		$1,186,481	$842,090

Non-GAAP Supplemental Financial Measure: Interest Coverage Ratio
Our interest coverage ratio for 2008 was 1.35 times and for 2007 was 1.58 times. Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculations of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.
The following is a reconciliation of net cash provided by operating activities on our statements of cash flow to our interest coverage amount. Interest expense includes interest expense recorded to “income from discontinued operations” in our statements of operations.

	2008	2007

Net cash provided by operating activities	$683,526	$627,190
Interest and amortized financing expense	1,186,481	842,090
Changes in operating assets and liabilities:
Receivables and other assets	582,817	417,845
Accounts payable, accrued expenses and other liabilities	(908,481)	(566,335)

Interest coverage amount	$1,544,343	$1,320,790

Divided by interest expense	$1,141,401	$835,858

Interest coverage ratio	1.35	1.58

Non-GAAP Supplemental Financial Measure: Fixed Charge Coverage Ratio
Our fixed charge coverage ratio for 2008 was 1.25 times and for 2007 was 1.43. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments.
General and Administrative Expenses
General and administrative expenses increased by $883,917 to $1,678,576 for the year ended December 31, 2008, compared to $794,659 in 2007. As a percentage of rental income, general and administrative expenses were 32.9% and 28.0% for the years ended December 31, 2008 and 2007, respectively. In 2008, general and administrative expenses as a percentage of total rental income, including rental income from joint ventures, was 30.6%, compared to 28.0% in 2007. In comparing our general and administrative expenses with other REITs, you should take into consideration that we are a self administered REIT. Accordingly all of our expenses related to acquisitions, including due diligence performed by our officers and employees is charged as general and administrative expense as incurred rather than being capitalized as part of the cost of real estate acquired. The increased general and administrative expenses during the last two years resulted from increased employee related costs and increases in legal and accounting costs related to the additional costs to comply with the rules and regulations of the SEC, including the Sarbanes-Oxley Act of 2002.
In 2008, our salaries and employee related expenses were $950,079 compared to $523,267 in 2007. The number of employees included in general and administrative expense at December 31, 2008 and 2007 remained the same at eight employees. The increase in salary and employee expenses in 2008 was attributable to several factors. First, the base salaries of the CEO and CFO was approximately $90,000 greater in 2008 as their salaries are tied to capital raising activities. In addition, bonuses paid and expensed in early 2008 were approximately $100,000 greater than in 2007. The Company also hired a controller and vice-president operations late in 2007 that contributed approximately $90,000 more for the full year 2008 over the partial year in 2007. Further, non-cash restricted stock compensation was approximately $30,000 greater in 2008. The balance of the year over year increase is attributable to staff pay increases, increases in payroll taxes and other employee related expense. We anticipated an increase in staff and compensation costs as our capital and portfolio continue to increase, however, we anticipate that these costs as a percentage of total revenue will decline in future years.

Legal and accounting fees in 2008 were $362,097, compared to $38,028 in 2007, an increase of $324,069, or 852.2%. The increase is due to the additional costs incurred to comply with becoming an SEC filing company including the costs necessary to respond to inquiries from the SEC and to amend and restate filings for the year ended December 31, 2007 and the quarters ended March 31 and June 30, 2008. Before the year ended December 31, 2007, the Company had minimal legal and accounting expenses. Effective for the year ended December 31, 2007, the Company was required to become an SEC registrant and, as a result, during 2008 incurred approximately $170,000 in audit fees to have audits performed for 2006 and 2007. There were no similar costs in 2007. Further, the Company incurred approximately $42,000 in expenses related to its efforts to become compliant with the Sarbanes-Oxley Act of 2002. The Company also incurred approximately $100,000 in legal and consulting costs associated with the efforts to become an SEC registrant. Legal and consulting expenses were approximately $5,000 in 2007.
Net Income (Loss) Available to Common Stockholders
Net income (loss) available to common stockholders was a loss in 2008 of $(2,198,369), or $(0.43) loss per share as compared to net income of $2,221,140, or $0.91 income per share in 2007. Net income (loss) available to common stockholders includes gains from sales of properties. The year ended 2007 benefitted from a gain on the sale of discontinued operations and income from discontinued operations totaling $3,084,355. The year ended 2008 included a loss on the sale of real estate totaling $41,024. The loss on sale of real estate was affected by a reduction in the estimated proceeds to be received of $1.2 million that were being held at LandAmerica 1031 Exchange Services, Inc. (“LandAmerica”). The Company had a total of approximately $1.7 million on deposit at LandAmerica as a facilitator to a Section 1031 exchange of real estate sold. LandAmerica declared bankruptcy before the Company could access amounts due it by LandAmerica. The amount of gains and/or losses varies from period to period based on the timing of property sales and can significantly impact net income or loss available to common stockholders. The loss from continuing operations is not necessarily indicative of future results as the Company continues to expand through acquisition of new properties. General and administrative expenses required to support these acquisitions is expected to increase at a lesser rate than net revenues from property operations.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
At December 31, 2008, we had approximately $4.8 million in cash and cash equivalents compared to $4.9 million at December 31, 2007. We expect to obtain additional mortgages collateralized by some or all of our real property in the future. We anticipate to continue to raise additional capital through the issuance of additional equity securities. We expect the funds from operations, additional funding from mortgage notes payable and securities offerings will provide us with sufficient capital to make additional investments and to fund our continuing operations for the foreseeable future.
Investing Activities
Net cash used in investing activities was approximately $21.4 million in 2008 consisting primarily of $23.0 million to purchase three properties and property improvements reduced by the proceeds from seven sales of undivided interests in four properties resulting in cash proceeds received of $3.9 million and a decrease of $1.7 million in deposits at a bankrupt institution. Net cash used in investing activities during the year ended December 31, 2007 was approximately $34.8 million, which consisted of the purchase of 5 properties and improvements totaling $38.4 million and investment in mortgage receivables of $1.9 million offset by the proceeds from the sale of real estate of $6.0 million.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2008 was approximately $20.6 million, which primarily consisted of $22.7 million net proceeds from issuance of common stock, offset by dividend payments of $1.4 million and net pay down of mortgage notes payable of $0.9 million. Net cash provided by financing activities for the year ended December 31, 2007 was approximately $33.3 million, which primarily consisted of $19.1 million proceeds received from the long-term financing of three of our properties and $15.6 million net proceeds from issuance of common stock offset by $.2 million of principal repayments on mortgages note payables and dividend payments of $1.1 million.

The Company is in default of a covenant of its loan secured by Garden Gateway with a balance outstanding as of December 31, 2008 of $10.7 million. The Company is in the process of requesting a waiver of default from this lender. If the lender enforces its right to call the loan, the Company would most likely pay the loan down from available resources to a level that the lender would more than likely renegotiate the terms on a more favorable basis to the Company. If this effort is unsuccessful, the Company would attempt to replace the loan with a loan from another lender. If we are unable to find another lender, the Company may be forced to sell the property and repay the loan or surrender the property to the lender through foreclosure proceedings. In the event that the lender enforces its rights to call the loan as immediately due and payable that could materially affect the Company’s ability to repay its obligations under the revolving line of credit, such that the revolving line of credit facility may also be considered in default and may give that lender similar enforcement rights to call its loan as immediately due and payable.
Operating Activities
Net cash provided by operating activities during the year ended December 31, 2008 was approximately $684,000 compared to net cash provided by operating activities of approximately $627,000 for the year ended December 31, 2007. The increase in cash provided by operating activities was due to increased non cash charges for depreciation and amortization, stock compensation and provision for loss on deposits held at a bankrupt institution offset by reduced gains on sales of real estate.
Future Capital Needs
During 2009 and beyond, we expect to complete additional acquisitions of real estate. We intend to fund our contractual obligations and acquire additional properties in 2009 by borrowing or assuming a portion of the purchase price and collateralizing the new or assumed mortgages with the acquired properties or from the net proceeds of issuing additional equity securities. We may also use these funds for general corporate needs. If we are unable to make any required debt payments on any borrowings we make in the future, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties. In addition, we need sufficient capital to fund our dividends in order to meet these obligations.
Contractual Obligations
The Company sold an undivided 5.99% interest in the Garden Gateway Plaza and, as a result, is in default of a covenant on its Garden Gateway loan. Prior to completing the sale, the Company sought the approval and waiver from the lender. The approval was not formally approved before completing the sale. As a result, the loan is callable by the lender at any time. The Company has communicated this default to the lender and is attempting to obtain a waiver on this default. The Company is current with respect to payments due under the loan, is performing on all other conditions and covenants of the loan and does not anticipate that the lender will exercise its right to call the loan.
The Company is in compliance with all conditions and covenants of its other loans.
The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and interest payments on our fixed-rate debt at December 31, 2008 and provides information about the minimum commitments due in connection with our ground lease obligation and purchase commitment at December 31, 2008. Our secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of such debt becoming immediately due and payable.

	Less than a year	1-3 Years	3-5 Years	More than 5 Years
	2009	(2010-2011)	(2012-2013)	(After 2013)	Total
Principal payments — secured debt	$505,696	$1,062,548	$3,930,833	$16,007,880	$21,506,957
Interest payments — fixed rate debt	1,300,210	2,508,964	2,078,886	1,084,260	6,972,320
Ground lease obligation (1)	20,040	40,080	43,064	1,137,204	1,240,388
Purchase commitments (2)	6,575,000				6,575,000

	$8,400,946	$3,611,592	$6,052,783	$18,229,344	$36,294,665

(1)	Lease obligations represent the ground lease payments due on our World Plaza property.

(2)	Purchase commitments represent the property we purchased on January 2, 2009.

Capital Commitments
We currently project that we could spend an additional $500,000 to $800,000 in capital improvements, tenant improvements, and leasing costs for properties within our stabilized portfolio during 2009, depending on leasing activity. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties, the term of the leases, the type of leases, the involvement of external leasing agents and overall market conditions. We have impounds with lending institutions of $500,000, included in Restricted Cash, reserved for these tenant improvement, capital expenditures and leasing costs.
Other Liquidity Needs
We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to continue to make, but have not contractually bound ourselves to make, regular quarterly distributions to common stockholders and preferred stockholders from cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. We may be required to use borrowings, if necessary, to meet REIT distribution requirements and maintain our REIT status. We have historically distributed amounts in excess of the taxable income resulting in a return of capital to our stockholders, and currently have the ability to not increase our distributions to meet our REIT requirement for 2008. If our net cash provided by operating activities and gains on sale of real estate do not exceed the distribution and we do not, or cannot, sell property, we would have to borrow funds to pay the distribution or reduce or eliminate the distribution. We consider market factors and our historical and anticipated performance in addition to REIT requirements in determining our distribution levels. During 2008 and 2007, the dividend distribution paid in cash was paid from net cash provided by operating activities of $683,526 and $627,190, respectively and the gain portion of the proceeds of the sale of real state.
During 2006 and prior, the dividend distribution paid in cash exceeded the net cash provided by operating activities and there were no proceeds from the sale of real estate. The excess of those distributions were paid from sources other than operating cash flow, primarily from offering proceeds on hand. Until proceeds from our offering are fully invested and generating operating cash flow sufficient to fully cover distributions to stockholders, we intend to pay a portion of the distributions from the proceeds of our offering or from borrowings in anticipation of future cash flows. On January 31, 2008, we paid a regular quarterly cash dividend of $0.1491 per common share to stockholders of record on December 31, 2007. This dividend is equivalent to an annual rate of $0.5964 per share. On March 27, 2009, the Board of Directors approved a cash dividend to common shareholders of record on March 31, 2008 of $0.50 per share. In addition, we are required to make quarterly distributions to our Series AA Preferred stockholders, which totaled $87,850 of preferred dividends for 2008 and 2007.
We believe that we will have sufficient capital resources to satisfy our liquidity needs over the next twelve-month period. We expect to meet our short-term liquidity needs, which may include principal repayments of our debt obligations, capital expenditures, distributions to common and preferred stockholders, and short-term acquisitions through retained cash flow from operations.
Off-Balance Sheet Arrangements
As of December 31, 2008 and 2007, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.
Capital Expenditures, Tenant Improvements and Leasing Costs
Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to be made to the Properties. We anticipate spending more on gross capital expenditures during 2009 compared to 2008 due to rising construction costs and the anticipated increase in acquisitions in 2009. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Non-GAAP Supplemental Financial Measure: Funds From Operations (“FFO”)
Management believes that FFO is a useful supplemental measure of our operating performance. We compute FFO using the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss) in accordance with GAAP, plus depreciation and amortization of real estate assets (excluding amortization of deferred financing costs and depreciation of non-real estate assets) reduced by gains and losses from sales of depreciable operating property and extraordinary items, as defined by GAAP. Other REITs may use different methodologies for calculating FFO and, accordingly, our FFO may not be comparable to other REITs. Because FFO excludes depreciation and amortization, gains and losses from property dispositions that are available for distribution to shareholders and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, management believes that FFO provides useful information to the investment community about our financial performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs. However, FFO should not be viewed as an alternative measure of our operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties which are significant economic costs and could materially impact our results from operations.
The following table presents our FFO for the years ended December 31, 2008 and 2007. FFO should not be considered an alternative to net income (loss), as an indication of our performance, nor is FFO indicative of funds available to fund our cash needs or our ability to make distributions to our stockholders. In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of debt, each of which may impact the amount of cash available for distribution to our stockholders.

	Year ended December 31,
	2008	2007
Net income (loss)	$(2,110,519)	$2,308,990
Adjustments:
Preferred stock dividends	(87,850)	(87,850)
Depreciation and amortization of real estate assets	2,038,668	970,478
Loss (gain) from sale of real estate	41,024	(2,890,606)

Funds from operations	$(118,677)	$301,012

For the year December 31, 2008, FFO was materially affected by the increase in general and administrative expenses of approximately $1.0 million. We anticipate FFO to improve as we continue to acquire properties and earn rental revenues on properties recently acquired.
Inflation
Since the majority of our leases require tenants to pay most operating expenses, including real estate taxes, utilities, insurance and increases in common area maintenance expenses, we do not believe our exposure to increases in costs and operating expenses resulting from inflation would be material.

Segments Disclosure
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
See the accompanying financial statements for a Schedule of the Segment Reconciliation to Net Income Available to Common Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item are filed with this report as described under Item 15.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A(T). CONTROLS AND PROCEDURES
As discussed in Note 2, “Restatement of previously issued financial statements” in the Notes to Financial Statements contained in the Company’s filings on Form 10 for the year ended December 31, 2007, Form 10-Q for the quarters ended March 31 and June 30, 2008, the Company restated its financial statements for the year ended December 31, 2007 and for the quarters ended March 31 and June 30, 2008 to correct certain errors relating to the application of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Pursuant to SFAS 141, the Company allocates the purchase price of acquired properties to land, buildings, tenant improvements and identified tangible and intangible assets and liabilities associated with in-place leases, unamortized leasing commissions, value of above or below market leases, tenant relationships and value associated with a land purchase option based upon respective market values. The Company determined that the initial process of estimating fair values for acquired in-place leases did not include all components of such valuation and it did not value the tenant relationships.
In addition, the Company did not properly account for its remaining interests in its 7-11 property following the sale of an undivided 48.66% interest in the property. This accounting treatment is based on standards set forth under SFAS Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, A.I.C.P.A. Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” and Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. Due to the protective and substantive participation rights of the tenant in common, the ongoing accounting for the Company’s investment should have been under the equity method of accounting. In the previously issued financial statements, the Company had used the proportional interest consolidation method.
Following such reconsideration, we have concluded that we did not correctly apply generally accepted accounting principles as they related to accounting for acquisitions under SFAS 141 and our investment in real estate ventures because our accounting staff did not have adequate training or expertise on the proper application of the specific accounting principles at the time the financial statements contained in the 2007 Form 10 were originally prepared and filed. As a result of this inadequacy, we have further concluded that there was a material weakness in our internal control over financial reporting with respect to the application of generally accepted accounting principles as they related to accounting for acquisitions and, as a result, our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2007. However, we have concluded that the lack of adequate training or expertise of our accounting staff was limited to the application of SFAS 141 and accounting for investments in real estate ventures and the material weakness in our internal control over financial reporting and related inadequacy of our disclosure controls and procedures did not otherwise affect the preparation of our financial statements in accordance with generally accepted accounting principles. In addition, because we did not identify the above-described material weakness until the third quarter of 2008, we have concluded that our disclosure controls and procedures were not effective in the periods covered by, and as asserted in, our quarterly reports on Form 10-Q for the periods ended March 31, June 30, and September 30, 2008.

During 2008, we made a number of improvements to our internal accounting resources through the addition of a Vice President Finance with over 30 years experience in finance and accounting including the application of SFAS 141 and accounting for investments in real estate ventures in an effort to minimize financial reporting deficiencies in the future. Therefore, our management, including our principal executive officer and principal financial officer, have determined that the material weakness in our internal control over financial reporting and the related inadequacy in our disclosure controls and procedures that existed as of September 30, 2008 has been remedied as of December 31, 2008.
The misapplication of SFAS 141 and accounting for investments in real estate ventures had no effect to the total acquisition costs of the properties involved and there was no effect to cash. However, the effect of the restatement for the property acquisitions was to increase depreciation and amortization expense since the values have been reclassified to shorter lived assets. The effect of the accounting for investments in real estate ventures was a reclassification of assets and liabilities to the line item investment in real estate ventures on the balance sheet and to reclassify rental income and rental operating costs to equity in earnings of real estate ventures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the changes described above under “Controls and Procedures.”
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
Pursuant to temporary rules of the Securities and Exchange Commission, our management’s report on internal control over financial reporting is furnished with this annual report and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed to be incorporated by reference in any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.
This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report on internal control over financial reporting in this annual report.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth information about our directors and executive officers.

Name	Age	Position	Address

Jack K. Heilbron	58	Chairman of the Board	1282 Pacific Oaks Place
		Chief Executive Officer	Escondido, CA 92029

Kenneth W. Elsberry	71	Chief Financial Officer	1282 Pacific Oaks Place
		Secretary	Escondido, CA 92029

David T. Bruen	64	Director	1282 Pacific Oaks Place
			Escondido, CA 92029

Larry G. Dubose	58	Director	1282 Pacific Oaks Place
			Escondido, CA 92029

Sumner J. Rollings	60	Director	1282 Pacific Oaks Place
			Escondido, CA 92029

Thomas Schwartz	68	Director	1282 Pacific Oaks Place
			Escondido, CA 92029

Bruce A. Staller	70	Director	1282 Pacific Oaks Place
			Escondido, CA 92029
None of our directors serves as a director of any company reporting under the 1934 Act. “Reporting Companies” include companies with a class of securities registered pursuant to Section 12 of the 1934 Act, or subject to the requirements of Section 15(d) of the 1934 Act, or any company registered as an investment company under the 1940 Act.
Each of our directors serves for a concurrent term of one year or until his or her successor is duly elected and qualified. Set forth below is a description of the business and employment background of each director and executive officer.
Jack K. Heilbron has served as our chief executive officer and a director since our inception. Mr. Heilbron is a founding officer, director and shareholder of CI Holding Group, Inc. and of its subsidiary corporations. Mr. Heilbron also serves as chairman of Centurion Counsel Inc., a licensed investment advisor. He also currently serves as chairman of the board of directors of CI Holding Group, Inc. and certain of its subsidiaries. From 1994 until its dissolution in 1999, Mr. Heilbron served as the chairman of Clover Income and Growth REIT (“Clover REIT”). Mr. Heilbron presently holds a license as a registered securities principal with Centurion Institutional Services, Inc., an NASD member broker-dealer. Mr. Heilbron graduated with a B.S. degree in Business Administration from California Polytechnic College, San Luis Obispo, California.

Mr. Heilbron’s prior experience includes acting as chief executive officer and founding director of The Investors Realty Trust, Inc. (“TIRT”), a San Diego, California based real estate investment trust he co-founded in 1987. Mr. Heilbron’s affiliated advisor, Income Realty Advisors, Inc. (“IRA”), served as sponsor and advisor to TIRT. >From its organization in 1987, TIRT grew to more than $3.5 million in total assets by the end of 1988, when IRA was acquired by Excel Realty Advisors, Inc. TIRT changed its name in 1989 to Excel Realty Trust, Inc. (“ERT”). Mr. Heilbron remained active in ERT’s management until 1991, when he resigned from Excel Realty Advisors, Inc. and its related companies to devote his full time to CI Holding and its related businesses. At the time he left, ERT had total assets exceeding $24.0 million. By March 1998, ERT had become a New York stock exchange traded REIT with total assets in excess of $1.0 billion and by the end of 1998, had merged with New Plan Realty Trust and became New Plan Excel Realty Trust, one of the nation’s largest community and neighborhood shopping center REITs.
Kenneth W. Elsberry has served as our chief financial officer since our inception. Mr. Elsberry has served as chief financial officer and a director of CI Holding Group, Inc. and certain of its affiliates. Mr. Elsberry has also served as chief financial officer of Trusonic, Inc., a startup technology company based in San Diego, California from 2004 to 2007. Until August 31, 1999, he served as president and chief financial officer of Centurion Counsel Funds, Inc., a registered investment company. From 1994 until 1998, Mr. Elsberry served as chief financial officer of Clover REIT. Since 1990, Mr. Elsberry has operated his own consulting firm, which provides financial and administrative consultation services to small and medium-sized companies. Prior to 1990, Mr. Elsberry served as president and chief executive officer of Bekhor Securities Corp. dba First Affiliated Securities, a firm he joined in 1989. From 1975 to May 1989, Mr. Elsberry had served as an executive financial officer for First Affiliated Securities, Inc. Mr. Elsberry received his Bachelor of Science degree in accounting from Colorado State University and is a registered securities principal. He is a member of the California Society of Certified Public Accountants, American Institute of Certified Public Accountants and National Association of Accountants.
David T. Bruen has been in the banking industry for over thirty years in both commercial and administration. He began his career at Bank of America where he assumed additional responsibilities and ultimately became a Credit Administrator. He later held executive management positions at two independent banks in Northern California, as Chief Credit Officer and President, respectively. Most recently, during the past seventeen years, Mr. Bruen has been in commercial lending to mid-size businesses in San Diego County for First Interstate Bank, Mellon 1st Business Bank and San Diego National Bank. He has recently retired from San Diego National Bank after 6 years as a senior commercial lending officer. Mr Bruen is a graduate of San Diego State University and has an M.B.A. from the University of Southern California. He is a Life Member of the Pacific Life Holiday Bowl Committee and he has been a member of the Presidents Association for Palomar College, Financial Executive International, San Diego MIT Enterprise Forum and the Association for Corporate Growth.
Larry G. Dubose has served as a director since June 2005. Mr. Dubose currently serves as consultant to Dubose Model Home Company, a residential real estate construction company headquartered in Dallas, Texas. Prior to selling that company in 2004, Mr. Dubose served as chief executive officer since he founded it in 1985. Prior to forming that company, Mr. Dubose served as vice president and chief financial officer of a full service real estate brokerage company in Houston for six years. From June 1973 to February 1976, he served as a staff accountant with Price Waterhouse. Mr. Dubose graduated with a B.A. degree in Accounting from Lamar University in 1973. Although not active at present, Mr. Dubose was a certified public accountant in the state of Texas. He also holds a real estate brokerage license.

Sumner J. Rollings has served as a director since April 2001. Mr. Rollings is chief executive officer and sole shareholder of Rolling Wheel Corp. Inc. which owns the Wagon Wheel Restaurant. From May 1999 to May 2001 he served as sales executive for Joseph Webb Foods; from 1985 to 1999 he was sales executive for Alliant Food Service Sales.
Thomas E. Schwartz has been a Certified Financial Planner since 1990 and an Independent Certified Financial Planner since 2001. Mr. Schwartz has served as a director of Gold Terra, Inc. since March 1999 and is currently vice president of development for that company. Gold Terra, Inc. is a closely-held Nevada corporation which participates in mining operations for gold, silver and other valuable mineral deposits. It leases 132 square miles of mineral and state mining leases in Carbon County and Emery County in Utah. Mr. Schwartz served as an officer in the U.S. Marine Corps from 1954 to 1988 and saw extensive service in Vietnam. Mr. Schwartz holds a Bachelor of Science degree from the University of Wisconsin, Madison. He has served on the board of directors of the Boys and Girls Club of Greater San Diego since 1996.
Bruce A. Staller has served as one of our directors since June, 2004. Until December 31, 2005, Mr. Staller was an investment counselor registered as an Investment Advisor under California Law. From 1988 through May 2003, Mr. Staller served as a director of New Plan Excel Realty Trust, Inc., and its predecessor Excel Realty Trust, a New York Stock Exchange traded REIT. From 1988 until 1994, Mr. Staller served as president and compliance officer of First Wilshire Securities Management, Inc., a Pasadena based investment advisory firm. Since 2000, he has served as a trustee and president of Monrovia Schools Foundations, Inc., a non-profit education corporation based in Monrovia, California.
Committees of Directors Committees of Directors
Audit Committee. Our board established an Audit Committee which consists of Mr. Dubose, who serves as chairman, Mr. Bruen and Mr. Staller. Our Audit Committee reports and assists our board by providing oversight of our financial officers, our independent auditors and our financial purporting procedures and other matters which our board may from time to time direct.
Nominating and Corporate Governance Committee. Our board established a Nominating and Corporate Governance Committee composed of Mr. Rollings, who serves as chairman, and Mr. Schwartz. Our Nominating and Corporate Governance Committee identifies qualified individuals for service on our board, recommends director nominees to our board for our next annual meeting of our shareholders, develops and recommends to our board a set of corporate governance guidelines and provides oversight of our corporate governance affairs.
Compensation and Benefits Committee. Our board established a Compensation and Benefits Committee composed of Mr. Staller, who serves as chairman, and Mr. Rollings. The Compensation and Benefits Committee oversees the compensation and benefit packages paid to our management and advises our board as to appropriate compensation, including various pension, savings, health and welfare plans, for our management and employees.
Meetings and Attendance
Our Board of Directors met three times during 2008. In 2008, the Audit Committee met three times, the Compensation Committee met one time and the Nominating/Corporate Governance Committee met one time. All directors attended at least 75% of the aggregate of (i) the total number of meetings of our Board of Directors while they were on our board and (ii) the total number of meetings of the committees of our Board of Directors on which such directors served. Although we have no policy with regard to board members’ attendance at our annual meeting of stockholders, it is customary for, and we expect, all board members to attend. All of our directors attended the 2008 annual meeting of stockholders.
Compliance with Section 16(A) of the Exchange Act

The Company became a reporting company with the filing of a Form 10 in May 2008.  As required by Section 16(A) of the Exchange Act, the Officers and Directors, and persons who own more than 10% of a registered class of our equity securities were required to file the Form 3 initial report of ownership and reports of changes in ownership in the Form 4.   The Initial Form 3 was filed late for all officers and directors; Mssrs. Heilbron, Elsberry, Dubose, Staller, Schwartz, Rollings, and Bruen.  The Form 4 referencing the restricted stock awards granted in January 2009 was filed late for Mssrs. Heilbron, Elsberry, Dubose, Staller, Schwartz, and Rollings.  A Form 4 disclosing a private repurchase of common stock was filed late for Mr. Heilbron. A Form 4 identifying a gift of shares by Mr. Staller was filed late, and a Form 4 disclosing a stock option exercise and sale in connection with a cashless exercise of a stock option for Mr. Rollings was filed late.  Upon discovery, these matters were promptly reported.

ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth information concerning the compensation earned by our chief executive officer and our chief financial officer for the fiscal years ended December 31, 2008, 2007 and 2006. Other than our Restricted Stock Award Program, there was no non-equity incentive plan compensation or change in pension value and non-qualified deferred compensation earnings paid to the executive officers in 2008, 2007 and 2006.

Name and						All other
Principal				Stock	Options	compensation
Position	Year	Salary	Bonus (1)	awards (2)	Awarded	(3)	Total

Jack K. Heilbron	2008	$133,583	$135,000	$14,998	—	$20,615	$304,196
President/CEO	2007	88,415	50,000	1,500	—	14,503	154,418
	2006	45,067	15,000	—	—	16,425	76,492

Kenneth Elsberry	2008	132,583	100,000	14,998	—	9,689	257,270
Secretary/CFO	2007	88,415	50,000	1,500	—	7,460	147,375
	2006	45,067	15,000	—	—	6,214	66,281

(1)	The bonuses shown for each year were paid in January of the following year.

(2)	For the years 2008 and 2007, the amounts shown represent the compensation cost recognized by us related to the grants of restricted stock during the respective year in accordance with SFAS 123R. For a discussion of valuation assumptions used to determine the compensation cost in 2008 and 2007, see Note 3 to the Notes to the Company’s Financial Statements for the year ended December 31, 2008.

(3)	The following table sets forth other compensation paid by us:

		Distributions
		Paid on	Group Term			Total of All
		Restricted	Life Insurance	Auto	Country	Other
Name	Year	Stock	Payments	Allowance	Club	Compensation
Jack K. Heilbron,	2008	$2,830	$1,945	$8,776	$7,064	$20,615
President/CEO	2007	845	1,509	9,095	3,054	14,503
	2006	0	1,799	10,033	4,593	16,425

Kenneth W. Elsberry,	2008	2,873	816	6,000	0	9,689
Secretary/CFO	2007	845	615	6,000	0	7,460
	2006	0	214	6,000	0	6,214

	Stock Option Awards (1)					Restricted Stock Awards (2)(3)(4)
Equity
								Incentive	Equity
								Plan	Incentive
								Awards:	Plan
								Number	Awards:
								of	Market
			Equity					Unearned	or Payout
			Incentive Plan			Number		Shares of	Value of
			Awards:			of Shares	Market	Restricted	Unearned
	Number of	Number of	Number of			of	Value of	Stock or	Shares of
	Shares	Shares	Shares			Restricted	Shares of	Other	Restricted
	Underlying	Underlying	Underlying			Stock	Restricted	Rights	Stock
	Unexercised	Unexercisable	Unexercised	Option	Option	That	Stock That	That Have	That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Not	Have Not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (3)	Vested (4)	Vested	Vested
Jack K. Heilbron	5,321	0	0	$8.14	6/30/2009 and 2010	2,525	$25,250	0	$0
Kenneth W. Elsberry	1,737	0	0	$8.64	6/30/2010	2,525	$25,250	0	$0

(1)	Options were granted in 2004 and 2005. The option price represents the weighted average price of the outstanding options. The options for each named executive officer expire as follows: Jack K. Heilbron - 1,848 on June 30, 2009 and 3,473 on June 30, 2010; Kenneth W. Elsberry - 1,737 on June 30, 2010. No options have been granted since 2005.

(2)	The amounts in these columns represent the stock awards held at December 31, 2008 that were granted on January 1, 2007 and 2008.

(3)	The restricted stock awards vest according to the following schedule: 1,525 shares vest on December 31, 2009 and 1,000 vest on December 31, 2010.

(4)	Market value has been calculated by multiplying the offering price of $10 in our ongoing private placement offering by the outstanding restricted stock awards for each named executive officer.
Stock Vested Table
The following table sets forth summary information concerning option exercises and vesting of stock awards for each named executive officer during the year ended December 31, 2008.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value Realized	Shares	Value Realized
	Acquired on	on	Acquired on	on
Name	Exercise	Exercise (1)	Vesting	Vesting (2)
Jack K. Heilbron	4,325	$17,758	1,525	$15,250
Kenneth W. Elsberry	8,127	$26,267	1,525	$15,250

(1)	This column represents the difference between the exercise price and the market value of the common stock based on the offering price of $10 in our ongoing private placement offering.

(2)	This column represents the value realized on vesting as calculated by multiplying the offering price of our common stock on December 31, 2008 of $10 by the number of shares vested.
Employment Agreements. We have employment agreements with Messrs. Heilbron and Elsberry. In addition to their base compensation, each is entitled life insurance and medical insurance coverage and to an annual bonus and/or award of restricted stock and/or stock options in an amount determined by the Compensation and Benefits Committee of our board. Annual bonuses are determined based on the executive’s performance against the annual objectives and goals set by the Committee as well as other factors. The Committee has approved increases in each of Mr. Heilbron’s and Mr. Elsberry’s annual base compensation of $2,000 annually for each $1.0 million of additional capital we raise until such time as Mr. Heilbron’s salary is $200,000 and Mr. Elsberry’s salary is $150,000. Awards of any bonus compensation are dependent on our attaining certain minimum performance levels as determined by the Committee.

The Committee will annually review the performance of each of our other employees to consider awarding bonus compensation in at least the amount necessary to raise the employee’s annual salary to the median level of salaries paid to comparable executives for comparable-sized REITs as reported by the National Association of Real Estate Investment Trusts (“NAREIT”) or, if NAREIT or a comparable organization fails to publish such information, such bonus compensation will be awarded as reasonably determined by the Committee.
2008 Executive Compensation Plan
Below we discuss the material elements of compensation that we will pay, on a go-forward basis, to our only executive officers, Mr. Heilbron and Mr. Elsberry.
Compensation of the Company’s Directors
None of our officers receive or will receive any compensation for serving as a member of our board of directors or any of its committees. Our directors received the following aggregate amounts of compensation for the year ended December 31, 2008, and 2007.

						Change in
						pension value
		Fees				and
		earned or			Non-equity	nonqualified
		paid in	Stock		incentive	deferred	All other
		cash	Awards	Option	plan	compensation	compensation
Name		(1)	(2)(3)	Awards	compensation	earnings	(4)	Total
Bruce Staller	2008	—	$28,582	—			$3,225	$31,807
	2007	—	5,250	—			845	6,095

Sumner Rollings	2008	—	26,583	—			2,873	29,456
	2007	—	5,250	—			845	6,095

Thomas Schwartz	2008	—	25,250	—			2,873	28,123
	2007	—	5,250	—			845	6,095

Larry Dubose	2008	—	25,250	—			3,014	28,264
	2007	—	5,250	—			845	6,095

(1)	The Company pays no cash fees to any of its nonaffiliated directors to attend directors’ meetings but does reimburse such directors for their travel expenses.

(2)	The amounts shown represent the compensation cost recognized by us related to the grants of restricted stock during 2008 and 2007 in accordance with Statement of Financial Accounting Standard No. 123R, Share Based Payments (“SFAS 123R”). For a discussion of the valuation assumptions used to determine the compensation cost in 2008 and 2007, see Note 2 to the Financial Statements included in our annual report on Form 10 for the year ended December 31, 2008.

(3)	On January 1,2008, each non-employee director was awarded 3,000 shares of restricted stock. In addition the lead director, Mr. Staller, and the Chairman of the Audit Committee, Mr. Dubose, were awarded an additional 500 and 200 shares, respectively. On January 1, 2007, each non-employee director was awarded 1,500 shares of restricted stock. The fair value on date of grant was calculated by multiplying the number of shares by the price of our private placement offering of common stock of $10. All of these restricted stock awarded vest on the anniversary of the grant date over three years and all shares, including shares of restricted stock, are eligible to receive distributions from the date of grant. During 2008 and 2007, 1/3 of the shares granted vested and was recorded as director compensation.

(4)	For all directors the amount represents distributions paid on shares of nonvested restricted stock during the year ended December 31, 2008 and 2007.

Compensation Decision-Making
Our Compensation Committee. Our Compensation Committee exercises our board of directors’ authority concerning compensation of the executive officers, non-employee directors and the administration of our 1999 Flexible Incentive Plan. The Compensation Committee meets in separate sessions independently of board meetings. The Compensation Committee will typically schedule telephone meetings as necessary to fulfill its duties. The Chairman will typically establish meeting agendas after consultation with other committee members and our CEO.
Role of Contracts Establishing Compensation. Our Compensation Committee negotiates formal employment agreements with our executive officers that have a term of at least three years and provide for annual salary, bonus, equity incentives and other non-cash compensation. Our Compensation Committee will bear primary responsibility for negotiating the terms of such agreements and passing on the reasonableness thereof.
Role of Executives in Establishing Compensation. Our CEO regularly discusses our compensation issues with Compensation Committee members. In general, the Compensation Committee will have the sole authority to establish salary, bonus and equity incentives for our CEO in consultation with other members of the management team. Subject to Compensation Committee review, modification and approval, our CEO will typically make recommendations respecting bonuses and equity incentive awards for the other executive officers and employees.
Other Compensation Policies. With the assistance of the Compensation Committee and our management team, we developed and implemented a number of policies and practices during 2008. Consistent with our compensation philosophies described below, our goal will be to provide our executive officers and our employees with a compensation program that is competitive with other opportunities that were available to them.
We do not have a pre-established policy or target for the allocation of incentive compensation between cash bonuses and equity incentive compensation. The Compensation Committee reviews information considered relevant to determine the appropriate level and mix of incentive compensation for each executive officer and makes a final decision in consultation with the executive officer. The portion of an executive’s total compensation that is contingent upon the Company’s performance will generally tend to increase commensurate with the executive’s position within the Company. This approach is designed to provide more upside potential and downside risk for those senior positions.
We will continue to require that a significant, but not substantial, amount of each of our executive officer’s total compensation be performance-based, linked to the Company’s operating performance, and that the compensation’s value be derived over the officer’s tenure from the market value of our common stock.
Our benefit programs are generally egalitarian. The only perquisites we provided our officers were a monthly car allowance and participation in our standard employee benefit programs, including medical and hospitalization insurance and group life insurance. We will attempt to ensure that both cash and equity components of total compensation are tax deductible, to the maximum extent possible.

Compensation Program
Compensation Program Objectives and Philosophy. Our philosophy is to establish and maintain competitive pay practices in order to attract, retain and reward the highest performers who are capable of leading us in achieving our objectives. We employ base salaries, performance-based bonuses and equity-based incentive awards, as appropriate, to reward and reinforce the value added contributions and attainment of performance objectives that enable us to meet our goals and create stockholder value. We use an equity-based compensation component to emphasize the link between executive officer compensation and the creation of stockholder value.
We do not use external benchmarking data or comparable peer groups to establish competitive total compensation pay practices. We evaluate employees’ compensation on an annual basis and make changes accordingly. We target the overall pay structures to provide a reasonable level of assurance that we will be able to retain the services of our principal executive officers.
Compensation Program Design. Our compensation program is designed to achieve our objectives of attracting, retaining and motivating employees and rewarding them for achievement that we believe will bring us success and create stockholder value. These programs are designed to be competitive with other employment opportunities that are available to our executive officers. A significant portion of the compensation of our executive officers includes equity awards that have extended vesting periods. These awards are to serve as both a retention and incentive mechanism that will encourage recipients to remain with our Company and create value for both the award recipient and our stockholders.
Elements of Compensation
Compensation arrangements for the executive officers under our 2008 compensation program typically includes four components: (i) a base salary; (ii) a cash bonus program; (iii) the grant of equity incentives in the form of restricted stock; and (iv) other compensation and employee benefits generally available to all of our employees.
COMPENSATION DISCUSSION AND ANALYSIS
The Compensation Committee of the Board of Directors is comprised of independent directors. The Compensation Committee operates pursuant to a written charter which was adopted by the Board in 2005. The Compensation Committee met two times during 2008.
Overview
Our executive compensation benefits program aims to encourage our management team to continually pursue our strategic opportunities while effectively managing the risks and challenges inherent to the real estate investment industry. We gear different compensation elements to shorter and longer-term performance, with the overall objective of creating long-term value for our stockholders. We utilize short term compensation, including base salary, adjustments to base salary and cash bonuses, to motivate and reward our key executives for individual performance. The Committee’s fundamental policy is to offer the executive officers competitive compensation opportunities based upon overall Company growth and performance, their individual contribution to the financial success of the Company and their personal performance. It is the Committee’s objective to have a substantial portion of each officer’s compensation contingent upon the Company’s performance, as well as upon his own level of performance.
Base Salary
Base salary provides our executive officers with a degree of financial certainty and stability, and will be used to attract and retain highly qualified individuals. The Compensation Committee will normally review and determine the base salaries of our executive officers. Base salaries are also evaluated at the time of a promotion or other significant changes in responsibilities. In establishing the 2006 base salaries of the executive officers, our Compensation Committee and management took into account a number of factors, including the comparable salaries of comparable positions with other REITs and the significant changes in responsibilities and time required due to the significant growth in capital.

Employment and Severance Agreements
The Company employed Jack K. Heilbron as President and Chief Executive Officer and Kenneth W. Elsberry as Chief Financial Officer and Secretary pursuant to the terms of Employment Agreements dated January 28, 1999. Under the agreement, Messrs. Heilbron and Elsberry are entitled to (a) a base annual salary of $10,000, (b) an annual bonus compensation in at least the amount necessary to raise the employee’s annual salary to the median level of salaries paid to comparable executives of comparable sized REITs. Such bonus compensation will be awarded as reasonably determined by the Compensation Committee. The award of any bonus compensation, however, is dependent on our attaining certain minimum performance levels as determined by the Compensation committee, (c) group medical plan, and (d) an automobile allowance of $500 per month.
During 2006 the Compensation Committee recommended and the board of directors approved increases in Mr. Elsberry and Mr. Heilbron’s annual compensation from $10,000 to $20,000, subject to certain conditions that were satisfied, and increases of $4,000 annually for each additional million of capital raised up to ten million. After ten million in new capital raised, salaries would increase by $2,000 annually for each additional million of capital raised until Mr. Heilbron’s salary is $200,000 and Mr. Elsberry’s salary is $150,000. At December 31, 2008, Mr. Heilbron and Mr. Elsberry’s annual salary rate was $162,000 and $150,000, respectively.
Annual Cash Bonus
The annual cash incentive is designed to supplement the pay of our executive officers (and other key management personnel) so that overall total cash compensation (salary and bonus) is competitive in our industry and properly rewards the executive officers for their efforts in achieving our objectives. The cash bonuses paid to the executive officers for 2008 and 2007 also reflected the Compensation Committee’s determination of each executive officer’s individual performance and the level of pay of each executive officer compared to other similarly situated officers in the industry. Bonuses were approved by the Compensation Committee in December 2008 and 2007 and paid in January 2009 and 2008.
Long-Term Incentive Compensation Awards
We believe that an important component of our total compensation program is an effective equity incentive plan that provides alignment of the interests of our executive officers and those of our stockholders. The equity compensation program consisted of stock options in prior years and restricted stock commencing in 2007. This program is administered under and is a part of the NetREIT 1999 Flexible Incentive Plan described below. The initial restricted stock grant made to each executive officer is based on competitive conditions applicable to the executive’s specific position. Subsequent stock grants may be made at varying times and in varying amounts at the discretion of the Committee. Equity awards are not granted automatically to our executives and employees. Generally, the size of each grant is set at a level that the Committee deems appropriate to create a meaningful opportunity for stock ownership based upon the individual’s position with the Company, the individual’s potential for future responsibility and promotion, the individual’s performance in the recent period and the number and value of unvested options and restricted stock held by the individual at the time of the new grant. The relative weight given to each of these factors will vary from individual to individual at the Committee’s discretion.
The Compensation Committee grants nonvested stock awards to our executive officers under our NetREIT 1999 Flexible Incentive Plan. These stock awards are designed to increase the performance, encourage officers’ ownership in us, motivate our executive officers to improve long-term dividend performance, encourage long-term dedication to us and to operate as a retention mechanism for key members of our management.

Our nonvested stock awards generally vest in equal increments over 3 years, on each anniversary of the grant date. The vesting of any new awards of nonvested shares is accelerated to 3 years when an executive officer reaches 55 years of age. Distributions are paid on the entirety of the grant from the grant date.
In 2008 and 2007, no stock options were granted to the executive officers. In 2005, we discontinued our practice of granting stock options in favor of only granting nonvested stock. We believe that nonvested stock is a more appropriate incentive to our executive officers and employees given the focus of our business on monthly dividends.
1999 Flexible Income Plan. We have established the NetREIT 1999 Flexible Incentive Plan for the purposes of attracting and retaining directors, officers and other employees and consultants. Under this incentive plan, we can award incentive compensation to directors, officers, employees and consultants. Such incentive compensation may include grants of stock options, stock, restricted stock (Shares subject to restrictions or a substantial risk of foreclosure), cash, stock appreciation rights. The number of Shares that may be issued under the incentive plan is limited to no more than 10% of our outstanding Shares of Common Stock at any time. As of December 31, 2008, we had 20,254 stock options outstanding and 25,931 nonvested restricted shares outstanding under the incentive plan.
Compensation of Directors. We compensate our directors with awards of restricted stock and/or stock options. We may compensate them with cash or other payments in the future. Our directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. Where a director is also one of our officers, we do not pay separate compensation for services rendered as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Principal Shareholders
The following table sets forth certain information as of March 31, 2009, by each person or entity who is known to us to be the beneficial owner of more than 5% of our common stock, the beneficial ownership by each director and the beneficial ownership of all directors and officers as a group at March 31, 2009 in the event all of the Shares are sold.

			Percentage
			Owned
	Maximum		At
	Beneficial		March 31,
Name	Ownership		2009(1)

Jack K. Heilbron	37,668	(2)	0.51%
1282 Pacific Oaks Place Escondido, CA 92029

Kenneth W. Elsberry	32,974	(3)	0.45%
1282 Pacific Oaks Place Escondido, CA 92029

David Bruen	5,250	(4)	0.07%
1282 Pacific Oaks Place Escondido, CA 92029

Larry G. Dubose	12,619	(5)	0.17%
1282 Pacific Oaks Place Escondido, CA 92029

Sumner Rollings	22,891	(6)	0.31%
1282 Pacific Oaks Place Escondido, CA 92029

Thomas Schwartz	18,566	(7)	0.25%
1282 Pacific Oaks Place Escondido, CA 92029

Bruce A. Staller	17,411	(8)	0.24%
1282 Pacific Oaks Place Escondido, CA 92029

All Officers and directors as a Group (seven)	147,379	(9)	1.99%

Other five percent beneficial owners

No shareholder beneficially owns 5% or more	None		—
See notes to the table below.

(1)	Based on 7,325,813 common Shares outstanding as of March 31, 2009.

(2)	Includes 830 Shares held of record by CI Holding Group, Inc. (“CI Holding”), 22,120 Shares and 6,250 non-vested shares owned by Mr. Heilbron, 3,739 Shares owned by Ms. Limoges, wife of Mr. Heilbron, and stock options expiring on June 30, 2009 and June 30, 2010 held by Mr. Heilbron to purchase 4,704 Shares at prices ranging from $7.20 to $8.638 per Share.

(3)	Includes 25,542 Shares held of record and 6,250 non-vested shares and stock options which expire on June 30, 2010 held by Mr. Elsberry for the purchase of 1,736 Shares at price of $8.638 per Share.

(4)	Includes 5,250 non-vested shares that will vest in 2009, 2010 and 2001.

(5)	Includes 6,210 Shares owned of record by Mr. Dubose and 6,250 non-vested shares that will vest in 2009, 2010 and 2011.

(6)	Includes 13,143 Shares held and 6,275 non-vested restricted shares that will vest in 2009, 2010 and 2011 and stock options which expire on June 30, 2010 to purchase 3,473 Shares at price of $8.638 per Share.

(7)	Includes 6,040 Shares held and 6,275 non-vested restricted shares that will vest in 2009, 2010 and 2011 and stock options for 6,251 Shares which expire on June 30, 2009 and June 30, 2010 at prices ranging from $7.20 to $8.638.

(8)	Includes 7,330 Shares beneficially owned and 6,608 non-vested restricted shares that will vest in 2009, 2010 and 2011 and stock options which expire on June 30, 2010 for the purchase of 3,473 Shares at price of $8.638 per Share.

(9)	Includes 84,952 Shares beneficially held of record by the directors and officers and 43,367 non-vested restricted shares and stock options which expire on June 30, 2009 and June 30, 2010 for the purchase of 19,060 Shares at prices ranging from $7.20 to $9.069 per Share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Other than the following and as disclosed, there have been no material transactions between us and our officers or directors, or any of their respective affiliates, during the last two (2) years.
Certain services and facilities are provided to the Company by CI Holding, a minority shareholder in the Company which is approximately 35% owned by our executive management. We reimburse CI Holding for a portion of our general and administrative costs. We reimbursed CI Holding $37,646 in 2008 and $56,539 in 2007 for general and administrative expenses.
We paid our property manager, CHG Properties, a wholly owned subsidiary of CI Holding, management fees during the years ended December 31, 2008 and 2007 of $249,834 and $134,316, respectively.
Beginning in November 2008, the Company took occupancy of Pacific Oaks Plaza in Escondido, California and leased a portion of the building to affiliates. Total rents charged and paid by these affiliates for the two months ended December 31, 2008 was approximately $8,300.
Prior to the sale of the San Marcos office property in October 2007, the Company leased office space to CI under a lease that provided for future monthly lease payments of $8,787 per month.  The Company received cash for rental income from CI totaling $106,565 in 2008 and $143,547 in 2007. At December 31, 2008, the balance CI owed the Company had been paid down to zero. At December 31, 2007, CI owed the Company $118,447 relating to the above lease.
Director Independence
Our board has determined that each of our current directors and nominees, except for Mr. Heilbron and Mr. Elsberry, have no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and is “independent” within the meaning of our director independence standards. Our board established and employed the following categorical standards in determining whether a relationship is material and thus would disqualify such director from being independent.
•	The director is, or has been within the last three years, our employee or an employee of any of our subsidiaries;

•	An immediate family member of the director is, or has been within the last three years, our executive officer or an executive officer of any of our subsidiaries;

•	The director (or an immediate family member of the director) received during any twelve-month period within the last three years, more than $60,000 in direct compensation from us and/or any of our subsidiaries, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service;

•	The director was affiliated with or employed within the last three years by our present or former (internal or external) auditor or an immediate family member of the director was affiliated with or employed in a professional capacity by our present or former (internal or external) auditor;

•	The director (or an immediate family member of the director) is, or has been within the last three years, employed as an executive officer of another company where any of our executives served on that company’s compensation committee;

•	The director is a current employee, or an immediate family member of the director is a current executive officer of another company that made payments to, or received payments from us or any of our subsidiaries for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $200,000, or two percent (2%) of such other company’s consolidated gross revenue;

•	The director (or an immediate family member of the director) was, within the last three years, an affiliate or executive officer of another company which was indebted to us, or to which we were indebted, where the total amount of either company’s indebtedness to the other was five percent (5%) or more of our total consolidated assets or the total consolidated assets of the company for which he or she served as an affiliate or execute officer;

•	The director (or an immediate family member of the director) was, within the last three years, an officer, director or trustee of a charitable organization where our (or an affiliated charitable foundation’s) annual discretionary charitable contributions to the charitable organization exceeded the greater of $1 million or five percent (5%) of that organization’s revenues;

•	Within the last three (3) fiscal years been an officer, director or trustee of a charitable organization where NetREIT’s contributions (or an affiliated charitable foundation’s annual discretionary charitable contributions to the charitable organization) exceeded the greater of One Hundred Thousand Dollars ($100,000) or five percent (5%) of that organization’s consolidated gross revenue.
An “Affiliate” includes any person beneficially owning in excess of 10% of the voting power of, or a general partner or managing member of, a company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The audit committee has appointed J.H. Cohn LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009. The Company is asking the stockholders to ratify this appointment.
The following table shows the fees paid or accrued by the Company for the audit and other services provided by J.H. Cohn LLP for fiscal 2008 and 2007.

	2008	2007
Audit Fees	$143,500	$167,197
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$143,500	$167,197

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed. The following documents are filed as part of this report:
(1) Financial Statements. The following report of J.H. Cohn LLP and financial statements:
•	Report of J.H. Cohn LLP, Independent Registered Public Accounting Firm
•	Balance Sheets as of December 31, 2008 and 2007
•	Statements of Operations for the years ended December 31, 2008 and 2007
•	Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007
•	Statements of Cash Flows for the years ended December 31, 2008 and 2007
•	Notes to Financial Statements
(2) Financial Statement Schedules.
Financial statement schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.
(3) Exhibits. See subsection (b) below.
(b) Exhibits.
An Index to the Exhibits as filed as part of this Form 10 is set forth below:

Exhibit
Number	Description

3.1	Articles of Incorporation filed January 28, 1999 (1)

3.2	Certificate of Determination of Series AA Preferred Stock filed April 4, 2005 (1)

3.3	Bylaws of NetREIT (1)

3.4	Audit Committee Charter (1)

Exhibit
Number	Description

3.5	Compensation and Benefits Committee Charter (1)

3.6	Nominating and Corporate Governance Committee Charter (1)

3.7	Principles of Corporate Governance of NetREIT (1)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Series AA Preferred Stock Certificate (1)

4.3	Registration Rights Agreement 2005 (1)

4.4	Registration Rights Agreement 2007 (1)

10.1	1999 Flexible Incentive Plan (1)

10.2	NetREIT Dividend Reinvestment Plan (1)

10.3	Form of Property Management Agreement (1)

10.4	Option Agreement to acquire CHG Properties (1)

31.1
Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

31.2
Certification of the Company’s Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Form 10 for the year ended December 31, 2007.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETREIT.
	By:	/s/ Jack K. Heilbron
Jack K. Heilbron
Date: May 29, 2009		Chief Executive Officer
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jack K. Heilbron and Kenneth W. Elsberry, jointly and severally, as his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack K. Heilbron Jack K. Heilbron	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 29, 2009

/s/ Kenneth W. Elsberry Kenneth W. Elsberry	Director, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	May 29, 2009

/s/ David T. Bruen David T. Bruen	Director	May 20, 2009

/s/ Larry G. Dubose Larry G. Dubose	Director	May 18, 2009

/s/ Sumner J. Rollins Sumner J. Rollins	Director	May 19, 2009

/s/ Thomas Schwartz	Director	May 29, 2009
Thomas Schwartz

/s/ Bruce A. Staller	Director	May 29, 2009
Bruce A. Staller

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of NetREIT
We have audited the accompanying balance sheets of NetREIT as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetREIT as of December 31, 2008 and 2007, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the financial statements, the accompanying 2007 financial statements have been restated. As discussed in Note 7, at December 31, 2008, the Company was not in compliance with certain terms of certain loan agreements.
/s/ J. H. Cohn LLP
San Diego, California
May 15, 2009

NetREIT
Balance Sheets
December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007
		(as restated)
ASSETS
Real estate assets, net	$43,375,860	$41,917,510
Lease intangibles, net	699,749	851,615
Land purchase option	1,370,000	1,370,000
Investment in real estate ventures	16,455,043	703,587
Mortgages receivable and interest	3,052,845	1,888,555
Cash and cash equivalents	4,778,761	4,880,659
Restricted cash	673,507	697,894
Deposits held at bankrupt institution, net	520,000
Tenant receivables, net	99,180	42,636
Due from related party	39,432	118,447
Deferred rent receivable	200,846	112,268
Deferred stock issuance costs	69,478	179,462
Deposits on potential acquisitions	367,498
Other assets, net	728,681	349,608

TOTAL ASSETS	$72,430,880	$53,112,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$21,506,957	$22,420,316
Accounts payable and accrued liabilities	1,729,675	844,549
Dividends payable	754,576	296,790
Tenant security deposits	217,021	272,681

Total liabilities	24,208,229	23,834,336

Commitments and contingencies

Stockholders’ equity:
Undesignated preferred stock, no par value, shares authorized: 8,995,000, no shares issued and outstanding at December 31, 2008 and 2007	—	—
Series A preferred stock, no par value, shares authorized: 5,000, no shares issued and outstanding at December 31, 2008 and 2007	—	—
Convertible Series AA preferred stock, no par value, $25 liquidating preference, shares authorized: 1,000,000; 50,200 shares issued and outstanding at December 31, 2008 and 2007, liquidating value of $1,255,000	1,028,916	1,028,916
Common stock Series A, no par value, shares authorized: 100,000,000; 6,766,472 and 3,835,958 shares issued and outstanding at December 31, 2008 and 2007, respectively	56,222,663	31,299,331
Common stock Series B, no par value, shares authorized: 1,000, no shares issued and outstanding at December 31, 2008 and 2007	—	—
Additional paid-in capital	433,204	433,204
Dividends paid in excess of accumulated earnings	(9,462,132)	(3,483,546)

Total stockholders’ equity	48,222,651	29,277,905

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,430,880	$53,112,241

See notes to financial statements.

NetREIT
Statements of Operations
Years ended December 31, 2008 and 2007

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
		(as restated)

Rental income	$5,107,410	$2,836,506

Costs and expenses:
Interest	1,186,481	842,090
Rental operating costs	2,507,664	1,471,667
General and administrative	1,678,576	794,659
Depreciation and amortization	2,087,877	942,072

Total costs and expenses	7,460,598	4,050,488

Other income (expense):
Interest income	336,600	434,310
Gain (loss) on sale of real estate	(41,024)	4,475
Equity in earnings (losses) of real estate ventures	(40,723)	2,583
Other expense	(12,184)	(2,751)

Total other income	242,669	438,617

Loss from continuing operations	(2,110,519)	(775,365)

Discontinued operations:
Income from discontinued operations	—	198,224
Gain from sale of real estate	—	2,886,131

Total discontinued operations	—	3,084,355

Net income (loss)	(2,110,519)	2,308,990

Preferred stock dividends	(87,850)	(87,850)

Net income (loss) available to common stockholders	$(2,198,369)	$2,221,140

Loss per common share — basic and diluted:
Loss from continuing operations	$(0.43)	$(0.36)
Income from discontinued operations	—	1.27

Income (loss) per common share	$(0.43)	$0.91

Weighted average number of common shares outstanding — basic and diluted	5,083,532	2,426,887

See notes to financial statements.

NetREIT
Statements of Stockholders’ Equity
Years ended December 31, 2008 and 2007

						Dividends
						Paid
	Series AA				Additional	in Excess of
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance December 31, 2006	50,200	$1,028,916	1,738,315	$13,227,294	$433,204	$(2,131,185)	$12,558,229
Sale of common stock and warrants at $10 per share			1,837,710	18,381,685			18,381,685
Stock issuance costs				(2,828,611)			(2,828,611)
Repurchase of common stock			(6,309)	(51,724)			(51,724)
Exercise of stock options			12,565	83,757			83,757
Vesting of restricted stock previously issued			3,907	37,214			37,214
Stock dividend at $10 per share			152,821	1,528,210		(1,528,210)	—
Reinvestment of cash dividends			70,510	670,068			670,068
Net income						2,613,127	2,613,127
Dividends paid						(1,584,913)	(1,584,913)
Dividends declared			26,439	251,438		(548,228)	(296,790)

Balance, December 31, 2007 (as previously reported)	50,200	1,028,916	3,835,958	31,299,331	433,204	(3,179,409)	29,582,042
Prior period adjustments:
Depreciation and amortization						(304,137)	(304,137)

Balance, December 31, 2007 (as restated)	50,200	1,028,916	3,835,958	31,299,331	433,204	(3,483,546)	29,277,905
Sale of common stock and warrants at $10 per share			2,691,255	26,912,553			26,912,553
Stock issuance costs				(4,202,029)			(4,202,029)
Repurchase of common stock			(9,275)	(82,190)			(82,190)
Reinvestment of cash dividends			118,911	1,129,572			1,129,572
Exercise of stock options			22,248	141,274			141,274
Exercise of warrants			485	4,530			4,530
Dividends reinvested on restricted stock			2,823	26,852			26,852
Vesting of restricted stock previously issued			12,144	119,575			119,575
Net loss						(2,110,519)	(2,110,519)
Dividends paid						(2,240,296)	(2,240,296)
Dividends (declared)/ reinvested			91,923	873,195		(1,627,771)	(754,576)

Balance, December 31, 2008	50,200	$1,028,916	6,766,472	$56,222,663	$433,204	$(9,462,132)	$48,222,651

See notes to financial statements.

NetREIT
Statements of Cash Flows
Years ended December 31, 2008 and 2007

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
		(as restated)
Cash flows from operating activities:
Net income (loss)	$(2,110,519)	$2,308,990
Adjustments to reconcile net income (loss) to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	2,087,877	1,021,210
Stock compensation	119,575	37,214
Loss (gain) on sale of real estate	41,024	(2,886,131)
Bad debt expense	60,717
Distributions from real estate ventures	118,465
Equity in (earnings) losses of real estate ventures	40,723	(2,583)
Changes in operating assets and liabilities:
Deferred rent receivable	(88,578)	(89,668)
Tenant receivables	(117,261)	(38,236)
Other assets	(376,978)	(289,941)
Accounts payable and accrued liabilities	885,126	404,098
Due from related parties	79,015	25,416
Tenant security deposits	(55,660)	136,821

Net cash provided by operating activities	683,526	627,190

Cash flows from investing activities:
Real estate investments	(22,997,254)	(38,369,822)
Proceeds received from sale of real estate	3,929,243	6,012,759
Deposits on potential acquisitions	(367,498)
Issuance of mortgages receivable	(244,074)	(1,888,555)
Restricted cash	24,387	(589,406)
Proceeds from short-term investments	20,457	49,733
Deposit held at bankrupt institution	(1,740,358)

Net cash used in investing activities	(21,375,097)	(34,785,291)

Cash flows from financing activities:
Proceeds from mortgage notes payable	10,447,500	19,064,976
Repayment of mortgage notes payable	(11,360,859)	(218,103)
Net proceeds from issuance of common stock	22,710,524	15,553,074
Repurchase of common stock	(82,190)	(51,724)
Exercise of stock options	141,274	83,757
Exercise of warrants	4,530
Deferred stock issuance costs	109,984	(98,440)
Dividends paid	(1,381,090)	(1,078,063)

Net cash provided by financing activities	20,589,673	33,255,477

Net decrease in cash and cash equivalents	(101,898)	(902,624)

Cash and cash equivalents:
Beginning of year	4,880,659	5,783,283

End of year	$4,778,761	$4,880,659

Supplemental disclosure of cash flow information:
Interest paid	$1,278,650	$748,397

Non-cash investing activities:
Reclassification of real estate to investment in real estate ventures	$15,910,644	$703,507

Non-cash financing activities:
Issuance of mortgage notes receivable on sale of real estate	$920,216	$—

Reinvestment of cash dividend	$2,029,619	$921,506

Issuance of stock dividend	$—	$1,528,210

Accrual of dividends payable	$754,576	$296,790

See notes to financial statements.

NetREIT
Notes to Financial Statements
1. ORGANIZATION
NetREIT (the “Company”) was incorporated in the State of California on January 28, 1999 for the purpose of investing in real estate properties. The Company qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, (the “Code”) and commenced operations with capital provided by its private placement offering of its equity securities in 1999.
The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, retail, self storage properties and residential properties located in the western United States. The Company also invests in mortgage loans.
As of December 31, 2008, the Company owned or had an equity interest in four office buildings (“Office Properties”) which total approximately 298,000 rentable square feet, three retail shopping centers and a 7-11 property (“Retail Properties”) which total approximately 85,000 rentable square feet, two self-storage facilities (“Self Storage Properties”) which total approximately 210,000 rentable square feet and one 39 unit apartment building (“Residential Properties”).
2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
During 2008, the Company determined that certain adjustments and reclassifications of previously issued financial statements were required to correct certain errors relating to application of Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS 141”). Pursuant to SFAS 141, the Company allocates the purchase price of acquired properties to land, buildings, tenant improvements and identified tangible and intangible assets and liabilities associated with in-place leases, unamortized leasing commissions, value of above or below market leases, tenant relationships and value associated with a land purchase option based upon respective market values. The Company determined that the initial process of estimating fair values for acquired in-place leases did not include all components of such valuation and it did not value the tenant relationships.
There is no effect to the total acquisition costs included in the balance sheet as a result of these adjustments. However, the effect of the restatement was to increase the depreciation and amortization since the values have been reclassified to shorter lived assets.
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

The corrections to the financial statements as of and for the year ended December 31, 2007 are as follows:
Balance Sheet:

								Dividends paid in	Total liabilities
				Investments in				excess of	and
	Real estate	Lease intangibles,	Land purchase	real estate	Short-term			accumulated	stockholder’s
	assets, net	net	option	ventures	investments	Other assets, net	Total Assets	earnings	equity

Balance, December 31, 2007 as previously reported	$45,008,328				$33,129	$455,000	$53,416,378	$(3,179,409)	$53,416,378

Reclassify investment in real estate venture	(703,587)			$703,587			—

Reclassify leases in place		$138,521				(138,521)	—

Reclassify lease intangibles	(799,672)	799,672

Reclassify land purchase option	(1,370,000)		$1,370,000

Reclassify short-term investments					(33,129)	33,129

Depreciation and amortization adjustments resulting from above	(217,559)	(86,578)					(304,137)	(304,137)	(304,137)

Balance, December 31, 2007 as restated	$41,917,510	$851,615	$1,370,000	$703,587	$—	$349,608	$53,112,241	$(3,483,546)	$53,112,241

Statement of Operations:

					Equity in
					earnings		Loss from
		Rental operating	Depreciation and	Gain on sale of	(losses) of real		continuing
	Rental income	costs	amortization	real estate	estate ventures	Other expense	operations	Net income

Year ended December 31, 2007 as previously reported	$2,863,836	$1,485,490	$648,859			$1,724	$(471,228)	$2,613,127

Reclassify investment in real estate venture	(27,330)	(13,823)	(10,924)		$2,583			—

Reclassify gain on sale of real estate				$4,475		(4,475)

Amortize leases in place (1)			60,237				(60,237)	(60,237)

Amortize tenant relationships (1)			26,341				(26,341)	(26,341)

Amortize tenant improvements (1)			248,598				(248,598)	(248,598)

Adjust depreciation (1)			(31,039)				31,039	31,039

Year ended December 31, 2007 as restated	$2,836,506	$1,471,667	$942,072	$4,475	$2,583	$(2,751)	$(775,365)	$2,308,990

(1)	The depreciation and amortization adjustments result from reclassification of acquisition costs from buildings with a useful life of 39 years to lease lives which range from less than a year to seven years.
Loss per share from continuing operations increased from $0.23 loss per share as originally reported to $0.36 loss per share, as restated. Income per share decreased from $1.04 income per share as originally reported to $0.91 income per share, as restated.
There were no changes to income taxes as a result of the restatements.
Statement of Cash Flows:

					Net cash
			Equity in losses of		provided by		Net cash used in
		Depreciation and	real estate		operating	Real estate	investing
	Net income	amortization	ventures	Other assets	activities	investments	activities

Year ended December 31, 2007 as previously reported	$2,613,127	$717,073		$(462,524)	$457,190	$(38,199,822)	$(34,615,291)

Depreciation and amortization (1)	(304,137)	304,137

Reclassify leases in place				170,000	170,000	(170,000)	(170,000)

Reclassify equity in earnings of real estate ventures			$(2,583)	2,583

Year ended December 31, 2007 as restated	$2,308,990	$1,021,210	$(2,583)	$(289,941)	$627,190	$(38,369,822)	$(34,785,291)

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
The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in lease intangibles, net in the accompanying balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. As of December 31, 2008, the unamortized balance of below-market leases was $35,795. At December 31, 2007, the Company did not have any deferred rent for above or below market leases.
The land lease acquired with the World Plaza acquisition in 2007 has a fixed purchase price option cost of $181,710 at the termination of the lease in 2062. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) management valued the land option at its residual value of $1,370,000, based upon comparable land sales adjusted to present value. The difference between the strike price of the option and the recorded cost of the land purchase option is approximately $1.2 million. Accordingly, management has determined that exercise of the option is considered probable. The land purchase option was determined to be a contract based intangible asset associated with the land. As a result, this asset has an indefinite life is treated as a non-amortizable asset. The amount is included as land purchase option on the accompanying balance sheets.
The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to recruit a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $500,200 and $118,057 for the years ended December 31, 2008 and 2007, respectively.

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
Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense, including discontinued operations, for buildings and improvements for the years ended December 31, 2008 and 2007, was $1,538,408 and $865,126, respectively.
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
In accordance with SFAS 142, the Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Based on the review, no impairment was deemed necessary at December 31, 2008 or 2007.
Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2008 or 2007.
Investments in Real Estate Ventures. The Company analyzes its investments in joint ventures to determine whether the joint venture should be accounted for under the equity method of accounting or consolidated into the financial statements based on standards set forth under SFAS Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” and Emerging Issues Task Force (“EITF”) Statement No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Based on the guidance set forth in SFAS Interpretation No. 46(R), the Company has determined that the limited partners and/or tenants in common in its real estate ventures have certain protective and substantive participation rights that limit the Company’s control of the investment. Therefore, the Company’s share of its investment in real estate ventures have been accounted for under the equity method of accounting in the accompanying financial statements.

Under the equity method, the Company’s investment in real estate ventures is stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the Company’s ownership interest in the earnings of each of the unconsolidated real estate ventures. For the purposes of presentation in the statement of cash flows, the Company follows the “look through” approach for classification of distributions from joint ventures. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture’s sale of assets) in which case it is reported as an investing activity. Management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. No impairment charges were recognized for the years ended December 31, 2008 or 2007.
Provision for Loan Losses. The accounting policies require the Company to maintain an allowance for estimated credit losses with respect to mortgage loans it has made based upon its evaluation of known and inherent risks associated with its lending activities. Management reflects provisions for loan losses based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates. There have been no provisions for loan losses at December 31, 2008 and 2007.
Cash and Cash Equivalents. The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. At December 31, 2008, all deposits in financial institutions were below the federally insurable limits.
Restricted Cash. Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are for certain lender holdbacks, tenant improvements, and other replacement reserves. The funds will be released upon the completion of agreed-upon tasks as specified in the agreements.
Deposits held at Bankrupt institution The Company had deposits at LandAmerica 1031 Exchange Services, Inc. (“LandAmerica”) out of proceeds from the sale of two properties involved in property exchanges through Section 1031 of the Code. LandAmerica declared bankruptcy in November 2008 before remitting the proceeds to the Company. LandAmerica commingled the Company’s deposit funds with other real estate company deposits and invested them in auction rate securities. Due to market conditions, LandAmerica had been unable to liquidate these securities when the need arose and, as a result, declared bankruptcy. The outcome of the bankruptcy is dependent upon the future market for such securities which is indeterminable at this time. However, the Company anticipates losing a large portion of the amount on deposit primarily for the excess liabilities over assets of LandAmerica has disclosed in their initial bankruptcy filing plus an estimate for trustee fees, legal fees, taxes and other considerations. At December 31, 2008, the Company has reduced its proceeds expected to be received on sales of real estate by $1,220,358 through a charge to loss on sale of real estate included in the accompanying statements of operations.

Short-Term Investments. In accordance with the standards set forth in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), the Company classifies its investments in marketable securities as available-for-sale since the Company may sell them prior to their maturity but does not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on a short-term difference in price. These investments are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. Upon the sale of a security, the realized net gain or loss is computed on a average price basis.
The Company monitors its available-for-sale securities for impairments. A loss is recognized when the Company determines that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. The Company considers many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including, but not limited to, the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the unrealized loss, the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings. The Company does not invest in commercial mortgage-backed securities.
All short-term investments are recorded at fair value with the net unrealized gain or loss presented as gain or loss on valuation of available-for-sale securities in accumulated other comprehensive income (loss) using the specific identification method. There have been no unrealized gains or losses as of December 31, 2008 or 2007. At December 31, 2008 and 2007, the balance of short-term investments was insignificant.
Deferred Common Stock Issuance Costs. Common stock issuance costs including distribution fees, due diligence fees, syndication and wholesaling costs, legal and accounting fees, and printing are capitalized before sale of the related stock and then netted against gross proceeds when the stock is sold.
Tenant Receivables. The Company periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company maintains an allowance for deferred rent receivable that arises from straight-lining of rents. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates. At December 31, 2008, there was an allowance for possible uncollectible tenant receivables of $24,000. There were no allowances at December 31, 2007.
Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At December 31, 2008 and 2007, the Company had net deferred leasing costs of approximately $103,000 and $39,000, respectively, which are included in other assets, net in the accompanying balance sheets. Total amortization expense for the year ended December 31, 2008 and 2007 was approximately $49,000 and $27,000, respectively.
Deferred Financing Costs. Costs incurred, including legal fees, origination fees, and administrative fees, in connection with debt financing are capitalized as deferred financing costs and are amortized using the straight-line method, which approximates the effective interest method, over the contractual term of the respective loans. At December 31, 2008 and 2007, deferred financing costs were approximately $213,000 and $125,000, respectively, which are included in other assets, net in the accompanying balance sheets. Amortization of deferred financing costs is included in interest expense in the accompanying statements of operations.

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
Certain of the Company’s leases currently contain rental increases at specified intervals, and accounting principles generally accepted in the United States of America (“GAAP”) require the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of December 31, 2008 or 2007.
Interest income on mortgages receivable is accrued as it is earned. The Company stops accruing interest income on a loan if it is past due for more than 90 days or there is doubt regarding collectability of the loan principal and/or accrued interest receivable.
Discontinued Operations and Properties. In accordance with SFAS 144, the income or loss and net gain or loss on dispositions of operating properties and the income or loss on all properties classified as held for sale are reflected in the statements of operations as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria, set forth under SFAS 144, are met. At such time, the Company presents the respective assets and liabilities separately on the balance sheet and ceases to record depreciation and amortization expense. As of December 31, 2008 and 2007, the Company did not have any properties classified as held for sale.
During the year ended December 31, 2007, the Company sold the following property:

			Rentable
	Property	Month of	Square	Sales Price
Location	Type	Disposition	Feet	(in millions)
365 S. Rancho Santa Fe Rd San Marcos, CA	Office	October	27,127	$5.65
The following is a summary of discontinued operations for the years ended December 31, 2007:

Discontinued operations:	2007
Gain on sale of real estate	$2,886,131

Rental income	394,721
Rental operating expense	127,669
Depreciation and amortization	68,828

Income from discontinued operations	198,224

Total income from discontinued operations	$3,084,355

Earnings per share	$1.27

As of December 31, 2008 and 2007, the Company did not classify any properties as held for sale.
Impairment. The Company accounts for the impairment of real estate in accordance with SFAS 144 which requires that the Company review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at December 31, 2008 and 2007.
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
Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the years ended December 31, 2008 and 2007, all distributions were non-taxable as they were considered return of capital to the shareholders.
The Company believes that it has met all of the REIT distribution and technical requirements for the years ended December 31, 2008 and 2007.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement of No. 109” (“FIN 48”). FIN 48 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return, and provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective for the fiscal year beginning January 1, 2007, and the adoption had no impact on the Company’s results of operations.
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
The following is a reconciliation of the denominator of the basic earnings per common share computation to the denominator of the diluted earnings per common share computations, for the years ended December 31:

	2008	2007
Weighted average shares used for Basic EPS	5,083,532	2,426,887

Effect of dilutive securities:

Incremental shares from share-based compensation	—	—
Incremental shares from conversion of NetREIT 01 LP Partnership	—	—
Incremental shares from convertible preferred and warrants	—	—

Adjusted weighted average shares used for diluted EPS	5,083,532	2,426,887

Weighted average shares from share based compensation, shares from conversion of NetREIT 01 LP Partnership and shares from convertible preferred and warrants with respect to a total of 952,515 and 898,375 shares of common stock for the years ended December 31, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.
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
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allocation of purchase price paid for property acquisitions between land, building and intangible assets acquired including their useful lives; the allowance for doubtful accounts, which is based on an evaluation of the tenants’ ability to pay; the provision for possible loan losses with respect to mortgages receivable and interest; and the amount to be recovered from the deposit held at bankrupt financial institution. Actual results may differ from those estimates.

Segments. SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for the way that public entities report information about operating segments in their financial statements. The Company acquires and operates income producing properties including office properties, residential properties, retail properties and self storage properties and invests in real estate assets, including real estate loans and, as a result, the Company operates in five business segments. See Note 12 “Segment Information”.
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

4. REAL ESTATE ASSETS AND LEASE INTANGIBLES
A summary of the seven properties 100% owned by the Company as of December 31, 2008 is as follows:

					Real estate
			Square	Property	assets, net
Property Name	Date Acquired	Location	Footage	Description	(in thousands)
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	$6,414.0
World Plaza	September 2007	San Bernardino, California	55,096	Retail	6,006.8
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	2,074.2
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,650	Self Storage	7,651.9
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	9,601.3
Waterman Plaza	August 2008	San Bernardino, California	21,285	Retail	6,806.0
Pacific Oaks Plaza	September 2008	Escondido, California	16,037	Office	4,821.7

		Total real estate assets, net			$43,375.9

The following table sets forth the components of the Company’s investments in real estate:

	December 31,	December 31,
	2008	2007
Land	$7,710,502	$6,940,554
Buildings and other	35,497,050	34,330,636
Tenant improvements	1,530,927	1,746,852

	44,738,479	43,018,042
Less accumulated depreciation and amortization	(1,362,619)	(1,100,532)

Real estate assets, net	$43,375,860	$41,917,510

The Company acquires properties that it considers undervalued and has the potential for generating positive cash flow to the Company’s long-term appreciation potential.
Operations from each property are included in the Company’s financial statements from the date of acquisition.
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
In accordance with SFAS 141, the Company allocated the purchase price of the properties acquired during the years ended December 31, 2008 and 2007 as follows:

		Land
		Purchase	Buildings	Tenant	In-place	Leasing	Tenant	Total Purchase
	Land	Option	and other	Improvements	Leases	Costs	Relationships	Price
World Plaza		$1,370,000	$6,006,891	$118,803	$65,211	$89,774		$7,650,679
Regatta Square	$811,022		1,267,469	47,050	40,510	14,115		2,180,166
Sparky’s Joshua Self-Storage	1,281,140		6,533,175				$192,812	8,007,127
Executive Office Park	1,265,735		7,747,826	797,219	195,518	119,583		10,125,881
Waterman Plaza	2,350,000		4,319,736	177,030	135,162	182,101		7,164,029
Pacific Oaks Plaza	980,000		3,862,791		23,254	10,438		4,876,483

Property sales
In March 2008, the Company sold an undivided 54.92% interest in Casa Grande Apartments located in Cheyenne, Wyoming. The purchasers paid $1.0 million, net of transaction costs, in cash. For financial reporting purposes, a gain of $0.6 million is included in the accompanying statement of operations in the line item gain on sale of real estate for the year ended December 31, 2008.
In December 2008, the Company sold an undivided 25% interest in Casa Grande Apartments. The purchaser paid $0.5 million, net of transaction costs, in cash. For financial reporting purposes, the gain of $0.3 million is included in the accompanying statement of operations in the line item gain on sale of real estate for the year ended December 31, 2008.
In March 2007, the Company acquired Garden Gateway Plaza, a 115,052 square foot office complex consisting of three buildings in Colorado Springs, Colorado for $15.1 million, including transaction costs. The purchase was funded by borrowings of $11.0 million and the remainder was funded with the Company’s funds on hand.
In October 2008, the Company sold an undivided 5.99% interest in Garden Gateway Plaza. The purchaser paid $1.0 million, of which $0.4 million was paid in cash and a $0.6 million promissory note was issued secured by the interest in the property. For financial reporting purposes, the gain of $0.1 million is included in the accompanying statement of operations in the line item gain on sale of real estate for the year ended December 31, 2008.
In November 2007, the Company acquired Sparky’s Palm Self-Storage, a 495 unit/60,508 square foot self storage property in San Bernardino, California for $4.8 million, including transaction costs. The purchase was funded with the Company’s funds on hand.
In October 2008, the Company sold an undivided 25.3% interest in Sparky’s Palm Self Storage. The purchaser paid $1.4 million, net of transaction costs, in cash. For financial reporting purposes, the gain of $0.1 million is included in the accompanying statement of operations in the line item gain on sale of real estate for the year ended December 31, 2008.
In December 2008, the Company sold an undivided 9.33% interest in Sparky’s Palm Self Storage. The purchaser paid $0.5 million, net of transactions costs in cash. For financial reporting purposes, the gain of $0.04 million is included in the accompanying statement of operations in the line item gain on sale of real estate for the year ended December 31, 2008.
In December 2008, the Company sold an undivided 13.4% interest in Sparky’s Palm Self Storage. The purchaser paid $0.7 million, of which $0.4 million was paid in cash and a $0.3 million promissory note was issued secured by the interest in the property. For financial reporting purposes, the gain of $0.1 million is included in the accompanying statement of operations in the line item gain on sale of real estate for the year ended December 31, 2008.
In May 2007, the Company sold an undivided 48.6% of its interest in the 7-11, Escondido, California property. The purchaser paid $689,444, net of transaction costs, in cash. For financial reporting purposes, the gain of $4,475 is shown on the statement of operations in the line item gain on sale of real estate for the year ended December 31, 2007.
The investors in the properties as limited partners or tenants in common have been granted certain protective and substantive participation rights that limit the Company’s control over investment in the property. As a result, the Company’s remaining investment in these properties is included on the accompanying balance sheets in investment in real estate ventures and accounted for under the equity method.

Lease Intangibles
The weighted average amortization period for the intangible assets, in-place leases, leasing costs, tenant relationships and below-market leases acquired as of December 31, 2008 was 7.3 years.
The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	December 31, 2008			December 31, 2007
	Lease intangibles	Accumulated Amortization	Lease intangibles, net	Lease intangibles	Accumulated Amortization	Lease intangibles, net
In-place leases	$459,657	$(83,231)	$376,426	$329,963	$(50,116)	$279,847
Leasing costs	416,011	(69,088)	346,923	273,892	(41,600)	232,292
Tenant relationships	192,812	(180,617)	12,195	365,817	(26,341)	339,476
Below-market leases	(40,160)	4,365	(35,795)

	$1,028,320	$(328,571)	$699,749	$969,672	$(118,057)	$851,615

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Estimated
Aggregate
Amortization
Expense
Year ending December 31, 2009	$209,440
2010	159,359
2011	92,901
2012	67,146
2013	42,404
Thereafter	128,499

$699,749

5. INVESTMENT IN REAL ESTATE VENTURES
The following table sets forth the components of the Company’s investment in real estate ventures:

	Equity	Investment balance at:
	Percentage	December 31, 2008	December 31, 2007
Garden Gateway Plaza	94.0%	$13,232,571	—
Sparky’s Palm Self-Storage	52.0	2,380,484	—
Escondido 7-11	51.4	694,458	$703,587
Casa Grande Apartments	20.1	147,530	—

		$16,455,043	$703,587

As of December 31, 2007, the investment in the Escondido 7-11 property was held as a tenant in common with an unrelated party. On April 21, 2008, the Company and the other tenant in common contributed their respective equity ownership to NetREIT 01 LP, a California limited partnership. At any time on or after September 30, 2008, the partner has an option to exchange its equity interest in the property into shares of NetREIT common stock at a conversion price equal to $9.30 per share up to 77,369 shares. The Company has a put option to convert the partner’s equity interests in NetREIT 01 LP into shares of Company common stock at $9.30 per share for up to 77,369 common shares upon the earlier of April 21, 2013 or the completion of an initial public offering of shares to be registered under the Securities Act of 1933.

The three other properties are held as tenants in common with the other investors.
The Company’s share of earnings for these equity investments for the years ended December 31, 2008 and 2007, was a loss of $40,723 and earnings of $2,583, respectively, and is included in other income in the accompanying statements of operations.
Condensed balance sheets of all entities included in investment in real estate ventures as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007

Real estate assets and lease intangibles	$17,107,835	$703,587

Total assets	$17,107,835	$703,587

Liabilities	$662,792	$—
Owner’s equity	16,445,043	703,587

Total liabilities and owners’ equity	$17,107,835	$703,587

Condensed statements of operations of all entities included in investment in real estate ventures for the years ended December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007

Rental income	$704,443	$27,330

Costs and expenses:
Rental operating costs	311,130	939

	$393,313	$26,391

6. MORTGAGES RECEIVABLE
In March 2007, the Company originated a mortgage loan in the amount of $500,000 collateralized by a second deed of trust on land under development as a retirement home in Escondido, California. This mortgage loan accrues interest at 15% per year. The mortgage loan unpaid principal and accrued interest was due and payable on March 20, 2008. At December 31, 2008 and 2007, the principal and accrued interest was $490,790 and $413,368, respectively.
In October 2007, the Company originated a mortgage loan in the amount of $935,000 collateralized by a first deed of trust on the same land under development above. This mortgage loan accrues interest at 11.5% per year. The mortgage loan unpaid principal and accrued interest was due and payable on October 1, 2008. At December 31, 2008 and 2007, the principal and accrued interest was $1,081,542 and $962,478, respectively.
In November 2007, the Company originated a mortgage loan in the amount of $500,000 collateralized by a third deed of trust on the same land above. This mortgage loan accrues interest at 15% per year. The mortgage loan unpaid principal and accrued interest was due and payable on November 19, 2008. At December 31, 2008 and 2007, the principal and accrued interest was $560,298 and $512,709, respectively.
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
In connection with the sale of two properties to unrelated tenants in common, the Company received mortgage notes receivable totaling $920,215 with interest rates ranging from 6.25% to 6.50% and due dates of October 15, 2009 for $603,841 and October 1, 2013 for $316,374. The loans call for interest only payments and both loans were current as of December 31, 2008. Both notes are secured by the mortgagee’s interest in the property.

7. MORTGAGE NOTES PAYABLE
Mortgage notes payable as of December 31, 2008 and 2007 consisted of the following:

	December 31,	December 31,
	2008	2007

Mortgage note payable in monthly installments of $24,330 through July 1, 2016, including interest at a fixed rate of 6.51%, collateralized by the Havana/Parker Complex property.	$3,459,374	$3,520,170

Mortgage note payable in monthly installments of $71,412 through April 5, 2014, including interest at a fixed rate of 6.08%; collateralized by the leases and office buildings of the Garden Gateway Plaza property. Certain obligations under the note are guaranteed by the executive officers.	10,670,864	10,872,323

Mortgage note payable in monthly installments of $27,088 through February 1, 2012, including interest at a fixed rate of 5.31%; collateralized by the World Plaza property.	3,522,227	3,656,363

Revolving line of credit facility to borrow up to $6,597,500, interest only payments at a fixed rate of 6.25%; principal payable December 10, 2009; collateralized by the Executive Office Park and Regatta Square properties.	20,000

Mortgage note payable in monthly installments of $25,995 through September 1, 2015, including interest at a fixed rate of 6.5%; collateralized by the Waterman Plaza property.	3,834,492

Assumed mortgage note payable in monthly installments of $39,302 through March 10, 2008, including interest at a fixed rate of 9.506%; collateralized by the Sparky’s Joshua Self-Storage property. The Company paid the loan off in its entirety in January 2008.		4,371,460

	$21,506,957	$22,420,316

The Company sold an undivided 5.99% interest in the Garden Gateway Plaza and, as a result, is in default of a covenant on its Garden Gateway loan. Prior to completing the sale, the Company sought the approval and waiver from the lender. The approval was not formally approved before completing the sale. As a result, the loan is callable by the lender at any time. The Company has communicated this default to the lender and is attempting to obtain a waiver on this default. The Company is current with respect to payments due under the loan, is performing on all other conditions and covenants of the loan and does not believe the resolution of this matter will have a significant impact on the Company’s financial position or results of operations. In the event that the lender enforces its rights to call the loan as immediately due and payable that could materially affect the Company’s ability to repay its obligations under the revolving line of credit, such that the revolving line of credit facility may also be considered in default and may give that lender similar enforcement rights to call its loan as immediately due and payable.
The Company is in compliance with all conditions and covenants of its other loans.

Scheduled principal payments of mortgage notes payable as of December 31, 2008 are as follows:

Scheduled
Principal
Years Ending:	Payments
2009	$505,696
2010	515,565
2011	547,283
2012	3,488,964
2013	441,869
Thereafter	16,007,580

Total	$21,506,957

8. RELATED PARTY TRANSACTIONS
Certain services and facilities are provided to the Company by C.I. Holding Group, Inc. and Subsidiaries (“CI”), a small shareholder in the Company and is approximately 35% owned by the Company’s executive management. A portion of the Company’s general and administrative costs are paid by CI and then reimbursed by the Company. The Company reimbursed CI $37,646 in 2008 and $56,539 in 2007 for general and administrative expenses.
The Company has entered into a property management agreement with CHG Properties, Inc. (“CHG”), a wholly-owned subsidiary of CI, to manage all of its properties at rates up to 5% of gross income. During the years ended December 31, 2008 and 2007, the Company paid CHG total management fees of $249,834 and $134,316, respectively.
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
Beginning in November 2008, the Company took occupancy of Pacific Oaks Plaza in Escondido, California and leased a portion of the building to affiliates. Total rents charged and paid by these affiliates for the two months ended December 31, 2008 was approximately $8,300.
Prior to the sale of the San Marcos office property in October 2007, the Company leased office space to CI under a lease that provided for future monthly lease payments of $8,787 per month. The Company received cash for rental income from CI totaling $106,565 in 2008 and $143,547 in 2007. At December 31, 2008, the balance CI owed the Company had been paid down to zero. At December 31, 2007, CI owed the Company $118,447 relating to the above lease.

9. STOCKHOLDERS’ EQUITY
In September 2005, the Company commenced a private placement offering of Units and Convertible Series AA Preferred Stock. The Units consisted of 2 shares of common stock and a warrant to purchase 1 share of common stock at $12. In October 2006, the Company closed that offering and commenced a private placement offering of only its common stock. The Company is currently self-underwriting a private placement offering and sale of 20,000,000 shares of its common stock at a price of $10 per share. This offering is being made only to accredited investors and up to five non-accredited investors pursuant to an exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. No public or private market exists for the securities and no public market is expected to develop for the securities after the completion of the offering. During the years ended December 31, 2008 and 2007, the Company received gross proceeds from the sale of common shares, warrants and convertible Series AA preferred shares of $26,912,553 and $18,381,685, respectively.
Common Stock. The Company is authorized to issue up to 100,000,000 shares of Series A Common Stock (“Common Stock”) and 1,000 shares of Series B Common Stock. The Common Stock and the Series B Common Stock have identical rights, preferences, terms and conditions except that the Series B Common Stockholders are not entitled to receive any portion of Company assets in the event of Company liquidation. There have been no Series B Common Stock shares issued. Each share of Common Stock entitles the holder to one vote. The Common Stock is not subject to redemption and it does not have any preference, conversion, exchange or preemptive rights. The articles of incorporation contain a restriction on ownership of the Common Stock that prevents one person from owning more than 9.8% of the outstanding shares of common stock. At December 31, 2008 and 2007, there were 6,766,472 and 3,835,958 shares, respectively, of the Common Stock outstanding.
Undesignated Preferred Stock. The Company is authorized to issue up to 8,995,000 shares of preferred stock. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to fix the number of shares of any series of preferred stock, to determine the designation of any such series, and to determine or alter the rights granted to or imposed upon any wholly unissued series of preferred stock including the dividend rights, dividend rate, conversion rights, voting rights, redemption rights (including sinking fund provisions), redemption price, and liquidation preference.
Series A Preferred Stock. The Board of Directors authorized 5,000 shares of the preferred stock as Series A (“Series A”). Each share of Series A (i) shall be entitled to receive, in event of any liquidation, dissolution or winding up of the affairs of the Company, an amount equal to nine dollars and 10/100 plus an amount equal to all accrued and unpaid dividends and no more before any distribution shall be made to the holders of Common Stock or any other class of shares or series ranking junior and subordinated to the Series A; (ii) is entitled to, when and if declared by the board of directors, annual dividends at the rate of $0.65 which are cumulative and payable quarterly; (iii) ranks senior, to the payment of dividends and distributions of assets upon liquidation, to common stock or any other series of preferred stock that is not senior to or on parity with the Series A Preferred Stock; (iv) is entitled to receive $9.10 plus accrued dividends upon liquidation; (v) shall have no voting rights except under certain circumstances as provided by the Articles of Incorporation; (vi) so long as any Series A is outstanding, the corporation shall not; (a) without the affirmative vote of the holders of at least two-thirds of the shares of Series A Preferred Stock amend, alter or repeal the Articles of Incorporation; (b) authorize or issue or increase any additional class or series of stock ranking senior to or on a parity with the Series A; and (c) affect any reclassification of the Series A. There were no Series A shares issued and outstanding at December 31, 2008 or 2007.
Series AA Preferred Stock. The Board of Directors authorized the original issuance of 1,000,000 shares of the Preferred Stock as Series AA (“Series AA”). Each share of Series AA (i) is non-voting, except under certain circumstances as provided in the Articles of Incorporation; (ii) is entitled to annual cash dividends of 7% which are cumulative and payable quarterly; (iii) ranks senior, as to the payment of dividends and distributions of assets upon liquidation, to common stock or any other series of preferred stock that is not senior to or on parity with the Series AA; (iv) is entitled to receive $25.00 plus accrued dividends upon liquidation; (v) may be redeemed by the Company prior to the mandatory conversion date at a price of $25.00 plus accrued dividends, (vi) may be converted into two shares of common stock at the option of the holder prior to the mandatory conversion date, and (vii) shall be converted into two shares of common stock on the fourth Friday of December 2015. The conversion price is subject to certain anti-dilution adjustments. At December 31, 2008 and 2007 there were 50,200 shares of Series AA outstanding.
Common Stock Units. During 2005 and 2006, the Company offered common stock units. Each common stock unit (the “Units”) consisted of two shares of the Company’s common stock and one warrant (the “Warrant”) to acquire for $12 one share of common stock. The common stock and the Warrant comprising the Units may be separated immediately upon issuance. Each may be transferred separately from the other, subject to compliance with applicable federal and state securities law.

Shareholder Warrants. Warrants were issued in connection with private placements of common stock Units during 2005 and 2006 pursuant to the terms of the respective subscription agreements. Each warrant entitles the registered holder to purchase one share of Series A common stock at the exercise price of $12 per share during the period commencing upon issuance and continuing through the close of business on March 31, 2010. In the event a warrant is not exercised by its expiration date, it will be automatically converted into a one-tenth share of common stock. The warrants are redeemable at the Company’s election at any time upon prior written notice of at least 30 days of the date so noticed for redemption. In payment of such redemption, the Company must issue to each holder of a Warrant so redeemed one-tenth common share on the redemption date. The exercise price, the number and kind of securities issuable on exercise of any Warrant, and the number of Warrants are subject to adjustment in the event the Company pays stock dividends or makes stock distributions with respect to its common shares. Adjustments will also be made upon any reclassification of the Company’s common shares or in the event the Company makes certain pro rata distributions of options or warrants to its common shareholders. The warrant agreements also provide for adjustments in the event the Company consummates certain consolidation or merger transactions, and in the event the Company sells all, or substantially all, of its assets. Warrant holders do not have any voting or other rights of the Company’s shareholders and are not entitled to receive dividends or other distributions. During 2006, warrants were issued for the right to purchase 316,073 shares of common stock in connection with the private offering of common stock units. There were no warrants issued during 2007. The fair value of these warrants were determined to be the value of the common share of $10 at the time the warrants were issued times the 1/10th of a share that is expected be issued on March 2010. At December 31, 2008 and 2007, there were 433,204 shareholder warrants outstanding.
Broker Dealer Warrants. Warrants are issued pursuant to the terms of the respective $10.50 broker agreement and the Participating Broker Dealer Agreement in connection with the on going private placement offering. Each Warrant entitles the registered holder to purchase one share of common stock at the exercise price of $10.50 per share for a period of three years from the date of issued. The exercise price, the number and kind of securities issuable on exercise of any Warrant, and the number of Warrants are subject to adjustment in the event the Company pays stock dividends or makes stock distributions with respect to its common stock. Adjustments will also be made upon any reclassification of the Company’s common shares or in the event the Company makes certain pro rata distributions of options or warrants to its common shareholders. The warrant agreements also provide for adjustments in the event the Company consummates certain consolidation or merger transactions, and in the event the Company sells all, or substantially all, of its assets. Warrant holders do not have any voting or other rights of the Company’s shareholders and are not entitled to receive dividends or other distributions. During the years ended December 31, 2008 and 2007, Warrants for the purchase of 123,009 and 86,542 shares of common stock, respectively, were issued in connection with the private placement offering. Management has determined that such Warrants had no value at issuance. At December 31, 2008 and 2007 there were Warrants outstanding for 276,258 and 153,734 shares of common stock at exercise prices ranging from $9.07 to $10.50 due to the adjustments for stock dividends issued.

Employee Retirement and Share-Based Incentive Plans
Stock Options.
The following table summarizes the stock option activity. The exercise price and number of shares under option have been adjusted to give effect to stock dividends declared by the Company.

		Weighted
		Average
		Exercise
	Shares	Price
Balance, December 31, 2006	55,683	$7.06
Options exercised	(13,182)	$6.36

Options outstanding and exercisable, December 31, 2007	42,501	$7.28
Options exercised	(22,248)	$6.35

Options outstanding and exercisable, December 31, 2008	20,253	$8.31

At December 31, 2008, the options outstanding and exercisable had exercise prices ranging from $7.20 to $8.64, with a weighted average price of $8.31, and expiration dates ranging from June 2009 to June 2010 with a weighted average remaining term of 1.21 years.
The intrinsic value of a stock option is the amount by which the market value of the underlying stock at December 31 of each year exceeds the exercise price of the option. The aggregate intrinsic value of options exercised in 2008 and 2007 was $81,199 and $41,869, respectively. The aggregate intrinsic value of options outstanding, all of which are exercisable, was $34,239 and $115,437 at December 31, 2008 and 2007, respectively.
Share-Based Incentive Plan. An incentive award plan has been established for the purpose of attracting and retaining officers, key employees and non-employee board members. The Compensation Committee of the Board of Directors adopted a Restricted Stock plan (“Restricted Stock”) in December 2006 and granted nonvested shares of restricted common stock on January 1, 2007 and 2008. The nonvested shares have voting rights and are eligible for any dividends paid to common shares. The share awards vest in equal annual installments over the three or five year period from date of issuance. The Company recognized compensation cost for these fixed awards over the service vesting period, which represents the requisite service period, using the straight-line attribution expense method.
The value of the nonvested shares was calculated based on the offering price of the shares in the most recent private placement offering of $10 adjusted for a 5% stock dividend since granted. The value of granted nonvested restricted stock issued during 2008 totaled $198,035.The value of granted nonvested restricted stock issued during 2007 totaled $136,070. During the year ended December 31, 2008, 12,144 shares vested and $119,575 was recorded as compensation expense. During the year ended December 31, 2007, 3,907 shares vested and $37,214 was recorded as compensation expense. During the year ended December 31, 2008 and 2007, dividends of $26,852 and $7,204, respectively, were paid on the total restricted shares issued. The remaining 25,931 nonvested restricted shares will vest in equal installments over the next two to four years.

Stock Dividends. The Company’s Board of Directors declared stock dividends on common shares to all stockholders of record and at rates shown in the table below:

		Stock	Common Stock
Date of Declaration	Record Date	Dividend Rate	Value	Shares	Amount
May 18, 2007	August 1, 2007	5%	$10	152,821	$1,528,210
Cash Dividends. Cash dividends paid per common share for the years ended December 31, 2008 and 2007 were $0.69. Dividends paid per share of Series AA Preferred Stock for both of the years ended December 31, 2008 and 2007 were $1.75. The cumulative dividend paid to stockholders of the Series AA Preferred is $246,254 or 7% of the liquidation preference of $25 per share.
10. COMMITMENTS AND CONTINGENCIES
Operating Leases. The Company has a noncancelable ground lease obligation on World Plaza expiring in June 1, 2062. The current annual rent of $20,040 is subject to adjustment every ten years based on the Cost of Living Index for the Los Angeles area compared to the base month of June 1963 which was 107.4. At the termination of the lease the Company has an option to purchase the property for a total purchase price of $181,710. In September 2007, when World Plaza was acquired, the option was determined to have a fair value of $1,370,000 based upon comparable land sales adjusted to present value (Note 3).
Scheduled payments on the lease obligation as of December 31, 2008 are as follows:

Schedule
Years Ending:	Payments
2009	$20,040
2010	20,040
2011	20,040
2012	21,154
2013	21,910
Thereafter	1,137,204

Total	$1,240,388

Litigation. Neither the Company nor any of the Company’s properties are presently subject to any material litigation nor, to the Company’s knowledge, is there any material threatened litigation.
Environmental Matters. The Company follows the policy of monitoring its properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, the Company is not currently aware of any environmental liability with respect to the properties that would have a material effect on the Company’s financial condition, results of operations and cash flow. Further, the Company is not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that the Company believes would require additional disclosure or recording of a loss contingency.

11. CONCENTRATION OF CREDIT RISKS
Concentration of credit risk with respect to accounts receivable is limited due to the large number of tenants comprising the Company’s rental revenue. The County of San Bernardino accounted for approximately 10% of total rental income for the year ended December 31, 2008.
12. SEGMENTS
The Company’s reportable segments consist of the four types of commercial real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results: Residential Properties, Office Properties, Retail Properties, Self Storage Properties and Mortgage Loans. The Company also has certain corporate level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.
The Company’s chief operating decision maker evaluates the performance of its segments based upon net operating income. Net operating income is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes, ground leases and provisions for bad debts) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and general and administrative expenses. The accounting policies of the reportable segments are the same as those described in the Company’s significant accounting policies (see Note 3). There is no intersegment activity.

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
Office Properties:
Rental income	$2,680,847	$2,192,448
Property and related expenses	1,426,849	1,193,767

Net operating income, as defined	1,253,998	998,681
Equity in (losses) from real estate ventures	(66,279)
Residential Properties:
Rental income	49,517	218,544
Property and related expenses	25,554	117,832

Net operating income, as defined	23,963	100,712
Equity in earnings from real estate ventures	21,883
Retail Properties:
Rental income	1,272,686	321,771
Property and related expenses	442,551	101,731

Net operating income, as defined	830,135	220,040
Equity in earnings from real estate ventures	15,839	2,583
Self Storage Properties:
Rental income	1,104,360	103,743
Property and related expenses	612,710	58,337

Net operating income, as defined	491,650	45,406

Equity in (losses) from real estate ventures	(12,166)

Mortgage loan activity:
Interest income	270,088	74,838

Reconciliation to Net Income Available to Common Stockholders:
Total net operating income, as defined, for reportable segments	2,829,111	1,442,260
Unallocated other income:
Total other income	54,328	356,721
Gain (loss) on sale of real estate	(41,024)	4,475
Unallocated other expenses:
General and administrative expenses	1,678,576	794,659
Interest expense	1,186,481	842,090
Depreciation and amortization	2,087,877	942,072

Loss from continuing operations	(2,110,519)	(775,365)
Income from discontinued operations		3,084,355

Net income (loss)	(2,110,519)	2,308,990
Preferred dividends	(87,850)	(87,850)

Net income (loss) available for common stockholders	$(2,198,369)	$2,221,140

	December 31,
	2008	2007
		(as restated)
Assets:
Office Properties:
Land, buildings and improvements, net (1)	$21,088,756	$20,787,078
Total assets (2)	22,397,320	21,899,523
Investment in real estate ventures	13,232,571

Residential Property:
Land, buildings and improvements, net		777,569
Total assets		777,773
Investment in real estate ventures	147,530

Retail Properties:
Land, buildings and improvements, net (1)	16,692,805	9,760,526
Total assets (2)	17,104,905	9,825,269
Investments in real estate ventures	694,458	703,587

Self Storage Properties:
Land, buildings and improvements, net (1)	7,664,048	12,813,952
Total assets (2)	7,875,137	12,829,217
Investment in real estate ventures	2,380,484

Mortgage loan activity:
Mortgage receivable and accrued interest	3,052,845	1,888,555
Total assets	3,052,845	1,888,555

Reconciliation to Total Assets:
Total assets for reportable segments	66,885,250	47,923,924
Other unallocated assets:
Cash and cash equivalents	4,778,761	4,880,659
Prepaid expenses and other assets, net	766,869	307,658

Total Assets	$72,430,880	$53,112,241

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.

(2)	Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	Years ended December 31,
	2008	2007
Capital Expenditures:(1)
Office Properties:
Acquisition of operating properties	$15,002,361	$15,132,621
Capital expenditures and tenant improvements	650,466	486,571

Residential Property:
Capital expenditures and tenant improvements		32,209

Retail Properties:
Acquisition of operating properties	7,164,030	9,830,847
Capital expenditures and tenant improvements	158,377	31,528

Self Storage Properties:
Acquisition of operating properties		12,856,046
Capital expenditures and tenant improvements	22,020	—

Mortgage loan activity:
Loans originated	920,716	1,888,555

Total Reportable Segments:
Acquisition of operating properties	22,166,391	37,819,514
Capital expenditures and tenant improvements	830,863	550,308

Total real estate investments	$22,997,254	$38,369,822

Total loan originations	$920,716	$1,888,555

(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.
13. SUBSEQUENT EVENTS
On January 2, 2009, the Company acquired the Morena Office Center, an office building located in San Diego, California. The purchase price for the property was $6.6 million, including transaction costs. The Company purchased the property with $3.4 million cash and a $3.2 million draw on a line of credit secured by other properties (Note 7). This property consists of approximately 26,784 square foot building on approximately 0.62 acres.
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
On February 5, 2009, the Company and Fontana Dialysis Building, LLC formed Fontana Medical Plaza, LLC (“FMP”) which the Company is Managing Member and 51% owner. On February 19, 2009, FMP assumed an agreement to purchase the Fontana Medical Plaza located in Fontana, California. The purchase price for the property is $1,900,000, before transaction costs, all paid in cash. The Company purchased the property with $800,000 cash and a $1,100,000 draw on a line of credit secured by other properties (Note 7). The property consists of approximately 10,500 square feet and is currently unoccupied. The FMP has also assumed a lease agreement for a tenant to occupy 100% of the building for ten years with three five year renewal options. The new tenant is expected to move in upon the completion of the tenant improvements expected to be complete no later than July 2009. The lease agreement requires annual rent payments during the first five years of $259,973 increasing by 12.5% on the fifth year anniversary and on each five year anniversary thereafter.
On March 23, 2009, the Company acquired The Rangewood Medical Office Building (“Rangewood”) located in Colorado Springs, Colorado. The purchase price for the property was $2.7 million, including transaction costs. The Company purchased the property with $230,000 cash and a $2,430,000 draw on a line of credit (Note 7). Rangewood is a 3-story, Class A medical office building of approximately 18,222 rentable square feet. The building was constructed in 1998 and as of the date of the acquisition, was 92% occupied.