Form 10-Q
period 2009-03-31
NETREIT
filed 2009-06-24
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period from                      to
000-53673
(Commission file No.)
NetREIT
(Exact name of registrant as specified in its charter)

CALIFORNIA	33-0841255
(State or other jurisdiction of incorporation	(I.R.S. employer identification no.)
or organization
1282 Pacific Oaks Place, Escondido, California 92029
(Address of principal executive offices)

(760) 471-8536
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 31, 2009, registrant had issued and outstanding 7,768,991 shares of its common stock, no par value.

Part I FINANCIAL INFORMATION
Item 1. Financial Statements
NetREIT
Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)	(Note 1)
ASSETS
Real estate assets, net	$53,978,712	$43,375,860
Lease intangibles, net	937,367	699,749
Land purchase option	1,370,000	1,370,000
Investment in real estate ventures	17,238,344	16,455,043
Mortgages receivable and interest	3,052,845	3,052,845
Cash and cash equivalents	773,478	4,778,761
Restricted cash	625,219	673,507
Deposits held at bankrupt institutions, net	520,000	520,000
Tenant receivables, net	137,331	99,180
Due from related party	24,429	39,432
Other assets, net	1,234,238	1,366,503

TOTAL ASSETS	$79,891,963	$72,430,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$26,284,217	$21,506,957
Accounts payable and accrued liabilities	1,572,827	1,729,675
Dividends payable	478,384	754,576
Tenant security deposits	276,916	217,021

Total liabilities	28,612,344	24,208,229

Commitments and contingencies

Stockholders’ equity:
Undesignated preferred stock, no par value, shares authorized: 8,995,000, no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Series A preferred stock, no par value, shares authorized: 5,000, no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Convertible Series AA preferred stock, no par value, $25 liquidating preference, shares authorized: 1,000,000; 50,200 shares issued and outstanding at March 31, 2009 and December 31, 2008; liquidating value of $1,255,000	1,028,916	1,028,916
Common stock Series A, no par value, shares authorized: 100,000,000; 7,325,813 and 6,766,472 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	61,028,458	56,222,663
Common stock Series B, no par value, shares authorized: 1,000, no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Additional paid-in capital	433,204	433,204
Dividends paid in excess of accumulated earnings	(11,210,959)	(9,462,132)

Total stockholders’ equity	51,279,619	48,222,651

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,891,963	$72,430,880

See notes to unaudited condensed consolidated financial statements.

NetREIT
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Month Ended
	March 31,	March 31,
	2009	2008

Rental income	$1,240,287	$1,240,823

Costs and expenses:
Interest	226,556	295,547
Rental operating costs	583,350	633,402
General and administrative	550,672	256,711
Depreciation and amortization	500,240	485,730

Total costs and expenses	1,860,818	1,671,390

Other income (expense):
Interest income	15,967	74,462
Gain on sale of real estate	—	605,539
Equity in earnings (losses) of real estate ventures	(56,698)	6,471
Other income (expense)	—	(1,590)

Total other income (expense)	(40,731)	684,882

Net income (loss)	(661,262)	254,315

Preferred stock dividends	(21,963)	(21,963)

Net income (loss) attributable to common stockholders	$(683,225)	$232,352

Income (loss) attributable to common stockholders — basic and diluted:

Income (loss) per common share	$(0.10)	$0.06

Weighted average number of common shares outstanding — basic	6,973,668	4,006,233

Weighted average number of common shares outstanding — diluted	6,973,668	4,113,076

See notes to unaudited condensed consolidated financial statements.

NetREIT
Condensed Consolidated Statement of Stockholders’ Equity
Three months ended March 31, 2009
(Unaudited)

						Dividends Paid
	Series AA Preferred Stock		Common Stock		Additional	in Excess of
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Earnings	Total
Balance, December 31, 2008	50,200	$1,028,916	6,766,472	$56,222,663	$433,204	$(9,462,132)	$48,222,651
Sale of common stock at $10 per share			498,691	4,986,912			4,986,912
Stock issuance costs				(762,322)			(762,322)
Repurchase of common stock			(2,000)	(20,000)			(20,000)
Exercise of stock options			1,195	9,437			9,437
Dividends reinvested on restricted stock			840	7,979		(7,979)	—
Net loss						(661,262)	(661,262)
Dividends (declared)/reinvested			60,615	583,789		(1,079,586)	(495,797)

Balance, March 31, 2009	50,200	$1,028,916	7,325,813	$61,028,458	$433,204	$(11,210,959)	$51,279,619

See notes to unaudited condensed consolidated financial statements.

NetREIT
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Threee Months	Threee Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Cash flows from operating activities:
Net income (loss)	$(661,262)	$254,315
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	500,240	485,730
Gain on sale of real estate	—	(605,539)
Bad debt expense	21,461	—
Distributions from real estate ventures in excess of earnings	141,751	—
Interest accrued on mortgages receivable	—	(58,607)
Equity in (earnings) losses of real estate ventures	56,698	(6,471)
Changes in operating assets and liabilities:
Other assets	(133,033)	(111,104)
Accounts payable and accrued liabilities	(156,848)	15,595
Due from related party	15,003	(5,824)
Tenant security deposits	59,895	(17,448)

Net cash used in operating activities	(156,095)	(49,353)

Cash flows from investing activities:
Real estate investments	(12,309,254)	(223,389)
Net proceeds on sales of real estate	—	1,028,083
Return of (deposits on) potential acquisitions	360,618	(407,350)
Restricted cash	48,288	73,809

Net cash provided by (used in) investing activities	(11,900,348)	471,153

Cash flows from financing activities:
Proceeds from mortgage notes payable	7,811,750	—
Repayment of mortgage notes payable	(3,034,490)	(4,468,692)
Net proceeds from issuance of common stock	4,224,590	4,249,307
Repurchase of common stock	(20,000)	(21,741)
Exercise of stock options	9,437	79,576
Deferred stock issuance costs	(185,988)	(26,399)
Dividends paid	(754,139)	(296,790)

Net cash provided by (used in) financing activities	8,051,160	(484,739)

Net decrease in cash and cash equivalents	(4,005,283)	(62,939)

Cash and cash equivalents:
Beginning of period	4,778,761	4,880,659

End of period	$773,478	$4,817,720

Supplemental disclosure of cash flow information:
Interest paid	$206,562	$305,040

Non cash investing activities:
Reclassification of real estate to investment in real estate ventures	$—	$473,365

Non cash financing activities:
Reinvestment of cash dividend	$591,768	$311,073

Accrual of dividends payable	$478,384	$326,442

See notes to unaudited condensed consolidated financial statements.

NetREIT
Notes to Condensed Consolidated Financial Statements (unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of NetREIT and its subsidiary, Fontana Medical Plaza, LLC (“FMP”). As used herein, the “Company” refers to NetREIT and FMP, collectively. All significant intercompany balances and transactions have been eliminated in consolidation.
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
As of March 31, 2009, the Company owned or had an equity interest in seven office buildings (“Office Properties”) which total approximately 354,000 rentable square feet, three retail shopping centers and a single tenant retail property (“Retail Properties”) which total approximately 85,000 rentable square feet, one 39 unit apartment building and one investment in a partnership with residential real estate assets (“Residential Properties”), and two self-storage facilities (“Self-Storage Properties”) which total approximately 210,000 rentable square feet.
Basis of Presentation. The accompanying interim condensed consolidated financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The condensed balance sheet at December 31, 2008 has been derived from the audited financial statements included in the Form 10-K.
2. SIGNIFICANT ACCOUNTING POLICIES
Property Acquisitions. Effective January 1, 2009, the Company accounts for its acquisitions of real estate in accordance with Statement of Financial Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”) which requires the purchase price of acquired properties be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, a land purchase option, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and tenant relationships, based in each case on their fair values. The adoption of SFAS 141R did not have a significant impact on the Company’s financial position or results of operations.
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

The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in lease intangibles, net in the accompanying condensed consolidated balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. As of March 31, 2009 and December 31, 2008, the unamortized balance of below market leases was $32,575 and $35,795, respectively.
The land lease acquired with the World Plaza acquisition in 2007 has a fixed purchase price option cost of $181,710 at the termination of the lease in 2062. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), management valued the land option at its residual value of $1,370,000, based upon comparable land sales adjusted to present value.
The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to recruit a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $86,861 and $120,208 for the three months ended March 31, 2009 and 2008, respectively.
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
Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the three months ended March 31, 2009 and 2008, was $403,533 and $355,691, respectively.
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

In accordance with SFAS 142, the Company is required to perform a test for impairment of intangible assets at least annually, and more frequently as circumstances warrant. The Company tests for impairment as of December 31. Based on the last review, no impairment was deemed necessary at December 31, 2008.
Investments in Real Estate Ventures. The Company analyzes its investments in joint ventures to determine whether the joint venture should be accounted for under the equity method of accounting or consolidated into the financial statements based on standards set forth under SFAS Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” and Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. The Company has determined that the limited partners and/or tenants in common in its real estate ventures have certain protective and substantive participation rights that limit the Company’s control of the investment. Therefore, the Company’s share of its investment in real estate ventures have been accounted for under the equity method of accounting in the accompanying condensed consolidated financial statements.
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
Management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. No impairment charges were recognized for the three months ended March 31, 2009 or 2008.
Provision for Loan Losses. The accounting policies require the Company to maintain an allowance for estimated credit losses with respect to mortgage loans it has made based upon its evaluation of known and inherent risks associated with its lending activities. Management reflects provisions for loan losses based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates. There were no provisions for loan losses during the three months ended March 31, 2009 or 2008.
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
Certain of the Company’s leases currently contain rental increases at specified intervals, and generally accepted accounting principles require the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable, included in other assets in the accompanying condensed consolidated balance sheets, includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. The balance in allowance for uncollectible accounts was $42,400 as of March 31, 2009. No such allowance was recorded as of December 31, 2008.

Discontinued Operations and Properties. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), the income or loss and net gain or loss on dispositions of operating properties and the income or loss on all properties classified as held for sale are reflected in the statements of operations as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria, set forth under SFAS 144, are met. At such time, the Company presents the respective assets and liabilities separately on the balance sheets and ceases to record depreciation and amortization expense. As of March 31, 2009 and December 31, 2008, the Company did not have any properties classified as held for sale.
Impairment. The Company accounts for the impairment of real estate in accordance with SFAS 144 which requires that the Company review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at March 31, 2009 and December 31, 2008.
Federal Income Taxes. The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, for federal income tax purposes. To qualify as a REIT, the Company must distribute annually at least 90% of adjusted taxable income, as defined in the Code, to its stockholders and satisfy certain other organizational and operating requirements. As a REIT, no provision will be made for federal income taxes on income resulting from those sales of real estate investments which have or will be distributed to stockholders within the prescribed limits. However, taxes will be provided for those gains which are not anticipated to be distributed to stockholders unless such gains are deferred pursuant to Section 1031. In addition, the Company will be subject to a federal excise tax which equals 4% of the excess, if any, of 85% of the Company’s ordinary income plus 95% of the Company’s capital gain net income over cash distributions, as defined.
Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things.
The Company believes that it has met all of the REIT distribution and technical requirements for the three months ended March 31, 2009 and for the year ended December 31, 2008.
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

The following is a reconciliation of the denominator of the basic earnings per common share computation to the denominator of the diluted earnings per common share computations, for the three months ended March 31:

	Three months ended March 31,
	2009	2008

Weighted average shares used for Basic EPS	6,973,668	4,006,233
Incremental shares from share-based compensation	—	5,478
Incremental shares from convertible preferred and warrants	—	101,365

Adjusted weighted average shares used for Diluted EPS	6,973,668	4,113,076

Weighted average shares from share based compensation, shares from conversion of NetREIT 01 LP Partnership and shares from convertible preferred and warrants totaling 948,120 shares of common stock for the three months ended March 31, 2009 were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.
Fair Value of Financial Instruments. The Company’s financial instruments include cash and cash equivalents, mortgages receivable, short term investments, tenant receivables, accounts payable, accrued expenses and other liabilities, and mortgage notes payable. Considerable judgment is required in interpreting market data to develop estimates of fair value. The Company’s estimates of fair value are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash and cash equivalents, short term investments, tenant receivables, and accounts payable, accrued expenses and other liabilities are carried at amounts that approximate their fair values due to their short-term maturities. The carrying amounts of the Company’s mortgage notes receivable and mortgage notes payable approximate fair value since the interest rates on these instruments are equivalent to rates currently offered to the Company.
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
Reclassifications. Certain amounts in 2008 have been reclassified to conform with the 2009 presentation. Total equity and net loss are unchanged due to these reclassifications.
Segments. SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for the way that public entities report information about operating segments in their financial statements. The Company acquires and operates income producing properties including office properties, residential properties, retail properties and self-storage properties and invests in real estate assets, including mortgage loans and, as a result, the Company operates in five business segments. See Note 9 “Segment Information”.
Recent Issued Accounting Standards. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidating Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, SFAS 160 provides reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a significant impact on the Company’s financial position or results of operations.
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP SFAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP SFAS 142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years, and must be applied prospectively to intangible assets acquired after the effective date. The adoption of FSP SFAS 142-3 did not have a significant impact on the Company’s financial position or results of operations.

3. REAL ESTATE ASSETS AND LEASE INTANGIBLES
A summary of the ten properties owned by the Company as of March 31, 2009 is as follows:

					Real estate
			Square	Property	assets, net
Property Name	Date Acquired	Location	Footage	Description	(in thousands)
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	$6,510.1
World Plaza	September 2007	San Bernardino, California	55,096	Retail	5,955.0
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	2,062.2
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,650	Self Storage	7,608.9
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	9,495.3
Waterman Plaza	August 2008	San Bernardino, California	21,285	Retail	6,778.8
Pacific Oaks Plaza	September 2008	Escondido, California	16,037	Office	4,795.1
Morena Office Center	January 2009	San Diego, California	26,784	Office	6,368.8
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	1,929.1
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,475.4
		Total real estate assets, net			$53,978.7

The following table sets forth the components of the Company’s investments in real estate:

	March 31,	December 31,
	2009	2008
Land	$10,172,360	$7,710,502
Buildings and other	43,637,398	35,497,050
Tenant improvements	1,935,106	1,530,927

	55,744,864	44,738,479
Less accumulated depreciation and amortization	(1,766,152)	(1,362,619)

Real estate assets, net	$53,978,712	$43,375,860

During the three months ended March 31, 2009, the Company acquired three properties, which are summarized below:
In January 2009, the Company acquired the Morena Office Center, an office building located in San Diego, California. The purchase price for the property was $6.6 million, including transaction costs. The Company purchased the property with $3.4 million cash and a $3.2 million draw on its line of credit facility. This property consists of approximately 26,784 square foot building on approximately 0.62 acres.
In February 2009, the Company and Fontana Dialysis Building, LLC formed Fontana Medical Plaza, LLC (“FMP”) which the Company is Managing Member and 51% owner. FMP assumed an agreement to purchase the Fontana Medical Plaza located in Fontana, California. The purchase price for the property was $1.9 million. The Company purchased the property with $800,000 cash and a $1,100,000 draw on its line of credit facility. The property consists of approximately 10,500 square feet.
In March 2009, the Company acquired The Rangewood Medical Office Building (“Rangewood”) located in Colorado Springs, Colorado. The purchase price for the property was $2.6 million, including transaction costs. The Company purchased the property with $200,000 cash and a $2,430,000 draw on its line of credit facility. Rangewood is a 3-story, Class A medical office building of approximately 18,222 rentable square feet.
In accordance with SFAS 141R, the Company allocated the purchase price of the properties acquired during the three months ended March 31, 2009 as follows:

		Buildings	Tenant			Total Purchase
	Land	and other	Improvements	In-place Leases	Leasing Costs	Price

Morena Office Center	$1,333,000	$4,833,141	$242,324	$80,861	$85,647	$6,574,973
Fontana Medical Plaza	556,858	1,362,942	—	—	—	1,919,800
Rangewood Medical Office Building	572,000	1,750,731	152,683	113,542	41,044	2,630,000

Lease Intangibles
The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	March 31, 2009			December 31, 2008
	Lease	Accumulated	Lease		Accumulated	Lease
	Intangibles	Amortization	Intangibles, net	Lease intangibles	Amortization	Intangibles, net
In-place leases	$654,060	$(124,572)	$529,488	$459,657	$(83,231)	$376,426
Leasing costs	543,072	(102,618)	440,454	416,011	(69,088)	346,923
Tenant relationships	192,812	(192,812)	—	192,812	(180,617)	12,195
Below-market lease	(40,298)	7,723	(32,575)	(40,160)	4,365	(35,795)

	$1,349,646	$(412,279)	$937,367	$1,028,320	$(328,571)	$699,749

The estimated aggregate amortization expense for the remainder of the current year and each of the five succeeding years and thereafter is as follows:

Estimated Aggregate
Amortization
Expense
Nine months ending December 31, 2009	$237,707
Year ending December 31, 2010	277,454
2011	147,849
2012	92,714
2013	55,436
2014	32,549
Thereafter	93,658

$937,367

The weighted average amortization period for the intangible assets, in-place leases, leasing costs, tenant relationships and below-market leases acquired as of March 31, 2009 was 5.4 years.
4. INVESTMENT IN REAL ESTATE VENTURES
The following table sets forth the components of the Company’s investment in real estate ventures:

		2009	2008

Garden Gateway Plaza	94.0%	$13,072,637	$13,232,571
Sparky’s Palm Self-Storage	52.0	2,361,899	2,380,484
7-11 Escondido	51.4	676,980	694,458
Casa Grande Apartments	20.1	145,078	147,530
Dubose Acquisition Partners II, Ltd	51.0	981,750	—

		$17,238,344	$16,455,043

In February 2009, the Company invested $981,750 in Dubose Acquisition Partners II, Ltd, a limited partnership formed for the purpose of purchasing model homes with a potential for capital appreciation as well as rental income from the properties.
The Company’s share of losses for these equity investments for the three months ended March 31, 2009 was $56,698 and the Company had equity in earnings of $6,471 for the three months ended March 31, 2008.

Condensed balance sheets of all entities included in investment in real estate ventures as of March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008

Real estate assets and lease intangibles	$17,903,214	$17,107,835

Total assets	$17,903,214	$17,107,835

Liabilities	$676,224	$662,792
Owner’s equity	17,226,990	16,445,043

Total liabilities and owner’s equity	$17,903,214	$17,107,835

Condensed statements of operations of the entities included in investment in real estate ventures for the three months ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31,
	2009	2008

Rental income	$644,476	$23,786

Costs and expenses:
Rental operating costs	266,666	5,489

	$377,810	$18,297

5. MORTGAGES RECEIVABLE
In March 2007, the Company originated a mortgage loan in the amount of $500,000 collateralized by a first deed of trust on land under development as a retirement home in Escondido, California. This mortgage loan accrues interest at 15% per year. The mortgage loan unpaid principal and accrued interest was due and payable on March 20, 2008. At March 31, 2009 and December 31, 2008, the principal and accrued interest was $490,790.
In October 2007, the Company originated a mortgage loan in the amount of $935,000 collateralized by a second deed of trust on the same land under development above. This mortgage loan accrues interest at 11.5% per year. The mortgage loan unpaid principal and accrued interest was due and payable on October 1, 2008. At March 31, 2009 and December 31, 2008, the principal and accrued interest was $1,081,542.
In November 2007, the Company originated a mortgage loan in the amount of $500,000 collateralized by a third deed of trust on the same land above. This mortgage loan accrues interest at 15% per year. The mortgage loan unpaid principal and accrued interest was due and payable on November 19, 2008. At March 31, 2009 and December 31, 2008, the principal and accrued interest was $560,298.
On July 29, 2008, all three loans were modified to extend the due dates to be uniformly due and payable on December 31, 2008.
These loans, together with accrued interest, having a balance due of approximately $2.1 million went into default on January 1, 2009. At December 31, 2008, the Company suspended accruing interest on these loans. The Company has commenced acquiring title to the property and will seek to sell the property in the near future. The Company does not anticipate incurring any losses with respect to these loans.
In connection with the sale of two properties in the fourth quarter of 2008 to unrelated tenants in common, the Company received mortgage notes receivable totaling $920,215 with interest rates ranging from 6.25% to 6.50% and due dates of October 15, 2009 for $603,841 and October 1, 2013 for $316,374. The loans call for interest only payments and both loans were current as of March 31, 2009. Both notes are secured by the mortgagee’s interest in the property.

6. MORTGAGE NOTES PAYABLE
The following table sets forth the components of mortgage notes payable as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008

Mortgage note payable in monthly installments of $24,330 through July 1, 2016, including interest at a fixed rate of 6.51%, collateralized by the Havana/Parker Complex property.	$3,442,608	$3,459,374

Mortgage note payable in monthly installments of $71,412 through April 5, 2014, including interest at a fixed rate of 6.08%; collateralized by the leases and office buildings of the Garden Gateway Plaza property. Certain obligations under the note are guaranteed by the executive officers.	10,618,561	10,670,864

Mortgage note payable in monthly installments of $27,088 through February 1, 2012, including interest at a fixed rate of 5.31%; collateralized by the World Plaza property.	3,487,568	3,522,227

Revolving line of credit facility to borrow up to $6,597,500, interest only payments at a fixed rate of 6.25%; principal payable December 10, 2009; collateralized by the Executive Office Park and Regatta Square properties.	4,916,750	20,000

Mortgage note payable in monthly installments of $25,995 through September 1, 2015, including interest at a fixed rate of 6.5%; collateralized by the Waterman Plaza property.	3,818,730	3,834,492

	$26,284,217	$21,506,957

In October 2008, the Company sold an undivided 5.99% interest in the Garden Gateway Plaza and, as a result, is in default of a covenant on its Garden Gateway loan. Prior to completing the sale, the Company sought the approval and waiver from the lender. The approval was not formally approved before completing the sale. As a result, the loan is callable by the lender at any time. The Company has communicated this default to the lender and is attempting to obtain a waiver on this default. The Company is current with respect to payments due under the loan, is performing on all other conditions and covenants of the loan and does not believe the resolution of this matter will have a significant impact on the Company’s financial position or results of operations. In the event that the lender enforces its rights to call the loan as immediately due and payable that could materially affect the Company’s ability to repay its obligations under the revolving line of credit, such that the revolving line of credit facility may also be considered in default and may give that lender similar enforcement rights to call its loan as immediately due and payable.
The Company is in compliance with all conditions and covenants of its other loans.

7. RELATED PARTY TRANSACTIONS
Certain services and facilities are provided to the Company by C.I. Holding Group, Inc. and Subsidiaries (“CI”), a less than 1% shareholder in the Company, which is approximately 35% owned by the Company’s executive management. A portion of the Company’s general and administrative costs are paid by CI and then reimbursed by the Company.
The Company has entered into a property management agreement with CHG Properties, Inc. (“CHG”), a wholly owned subsidiary of CI, to manage all of its properties at rates of up to 5% of gross income. During the three months ended March 31, 2009 and 2008, the Company paid CHG total management fees of $66,686 and $56,350, respectively.
During the term of the property management agreement, the Company has an option to acquire the business conducted by CHG. The option is exercisable, without any consent of the property manager, its board or its shareholders, with the approval of a majority of the Company’s directors not otherwise interested in the transaction. The option price is shares of the Company to be determined by a predefined formula based on the net income of CHG during the six month period immediately preceding the month in which the acquisition notice is delivered. The Company has no intention to exercise the option to acquire CHG.
Beginning in November 2008, the Company took occupancy of Pacific Oaks Plaza in Escondido, California and leased a portion of the building to affiliates. Total rent charged and paid by these affiliates for the three months ended March 31, 2009 was approximately $12,487.
8. STOCKHOLDERS’ EQUITY
Share-Based Incentive Plans
Stock Options.
Each of these options was awarded pursuant to the Company’s 1999 Flexible Incentive Plan (the “Plan”). The following table summarizes the stock option activity. The exercise price and number of shares under option have been adjusted to give effect to stock dividends declared by the Company. There have not been any stock options granted since June 2005.
The following table summarizes employee stock option activity for the three months ended March 31, 2009:

		Weighted
		Average Exercise
	Shares	Price
Balance, December 31, 2008	20,253	$8.31
Options Exercised	(1,195)	$7.90

Options outstanding and exercisable, March 31, 2009	19,058	$8.34

At March 31, 2009, the options outstanding and exercisable had exercise prices ranging from $7.20 to $8.64, with a weighted average price of $8.34, and expiration dates ranging from June 2009 to June 2010 with a weighted average remaining term of 1.11 years.

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of options outstanding, all of which are exercisable, was $31,724 at March 31, 2009.
Share-Based Incentives. The Compensation Committee of the Board of Directors adopted a restricted stock award program under the Plan in December 2006 for the purpose of attracting and retaining officers, key employees and non-employee board members. The Board has granted nonvested shares of restricted common stock on January 1, 2007, 2008 and 2009. The nonvested shares have voting rights and are eligible for dividends paid to common shares. The share awards vest in equal annual installments over the three or five year period from date of issuance. The Company recognized compensation cost for these fixed awards over the service vesting period, which represents the requisite service period, using the straight-line attribution expense method.
The value of the nonvested shares was calculated based on the offering price of the shares in the most recent private placement offering of $10 adjusted for a 5% stock dividend since granted. The value of granted nonvested restricted stock issued during the three months ended March 31, 2009 and 2008 totaled $418,900 and $278,710, respectively. During the three months ended March 31, 2009 and 2008, dividends of $3,866 and $5,597 were paid on the nonvested shares, respectively. The nonvested restricted shares will vest in equal installments over the next two to four and a quarter years.
Cash Dividends. Cash dividends declared per common share for the three months ended March 31, 2009 and 2008 were $0.15 and $0.147, respectively. The dividend paid to stockholders of the Series AA Preferred for the three months ended March 31, 2009 and 2008 was $21,963, or an annualized portion of the 7% of the liquidation preference of $25 per share.
Sale of Common Stock. During the three months ended March 31, 2009, the net proceeds from the sale of 498,691 shares of common stock was $4,224,590. During the three months ended March 31, 2008, the net proceeds from the sale of 508,456 shares of common stock was $4,249,307.

9. SEGMENTS
The Company’s five reportable segments consists of mortgage loan activities and the four types of commercial real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results: Residential Properties, Office Properties, Retail Properties, Self-Storage Properties and Mortgage Loans. The Company also has certain corporate level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.
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

The following tables reconcile the Company’s segment activity to its consolidated results of operations and financial position for the three months ended March 31, 2009 and 2008 and as of March 31, 2009 and December 31, 2008:

	Three Months Ended March 31,
	2009	2008

Office Properties:
Rental income	$691,928	$612,674
Property and related expenses	362,286	355,847

Net operating income, as defined	329,642	256,827

Equity in losses from real estate ventures	(82,002)

Residential Properties:
Rental income	—	49,518
Property and related expenses	—	25,456

Net operating income, as defined	—	24,062

Equity in earnings from real estate ventures	2,277	—

Retail Properties:
Rental income	385,775	280,651
Property and related expenses	127,083	90,992

Net operating income, as defined	258,692	189,659

Equity in earnings from real estate ventures	7,372	6,471

Self-Storage Properties:
Rental income	162,584	297,980
Property and related expenses	93,981	161,107

Net operating income, as defined	68,603	136,873

Equity in earnings from real estate ventures	15,655

Mortgage loan activity:
Interest income	14,576	59,301

Reconciliation to Net Income Available to Common Stockholders:

Total net operating income, as defined, for reportable segments	614,815	673,193
Unallocated other income:
Gain on sale of real estate	—	605,539
Total other income	1,391	13,571
Unallocated other expenses:
General and administrative expenses	550,672	256,711
Interest expense	226,556	295,547
Depreciation and amortization	500,240	485,730

Net income (loss)	(661,262)	254,315
Preferred dividends	(21,963)	(21,963)

Net income (loss) available for common stockholders	$(683,225)	$232,352

	March 31,	December 31,
	2009	2008

Assets:
Office Properties:
Land, buildings and improvements, net (1)	$32,100,656	$21,088,756
Total assets (2)	33,292,236	22,397,320
Investment in real estate ventures	13,072,637	13,232,571

Residential Property:
Land, buildings and improvements, net (1)	—	—
Total assets (2)	—	—
Investment in real estate ventures	1,126,828	147,530

Retail Properties:
Land, buildings and improvements, net (1)	16,576,506	16,692,805
Total assets (2)	16,910,612	17,104,905
Investment in real estate ventures	676,980	694,458

Self-Storage Properties:
Land, buildings and improvements, net (1)	7,608,917	7,664,048
Total assets (2)	7,661,813	7,875,137
Investment in real estate ventures	2,361,899	2,380,484

Mortgage Loan Activity:
Mortgage receivable and accrued interest	3,052,845	3,052,845
Total assets	3,052,845	3,052,845

Reconciliation to Total Assets:
Total assets for reportable segments	78,155,850	66,885,250
Other unallocated assets:
Cash and cash equivalents	773,478	4,778,761
Prepaid expenses and other assets, net	962,635	766,869

Total Assets	$79,891,963	$72,430,880

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.

(2)	Includes land, buildings and improvements, current receivables, deferred rent receivables, deferred leasing costs and other related intangible assets, all shown on a net basis.

	Three months ended
	March 31,
	2009	2008
Capital Expenditures: (1)
Office Properties:
Acquisition of operating properties	$11,124,800	$—
Capital expenditures and tenant improvements	202,705	92,859

Residential Property:
Acquisition of operating properties (2)	981,749
Capital expenditures and tenant improvements	—	—

Retail Properties:
Acquisition of operating properties	—	—
Capital expenditures and tenant improvements	—	124,269

Self-Storage Properties:
Acquisition of operating properties	—	—
Capital expenditures and tenant improvements	—	6,261

Mortgage Loan Activity:
Accrued interest added to mortgage receivable balance	—	58,607

Total Reportable Segments:
Acquisition of operating properties	12,106,549	—
Capital expenditures and tenant improvements	202,705	223,389

Total real estate expenditures	$12,309,254	$223,389

Total increases to mortgages receivable	$—	$58,607

(1)	Total capital expenditures are equal to the same amounts disclosed for total reportable segments.

(2)	Included in investments in real estate ventures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion relates to our condensed consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to materially differ from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the timing and strength of national and regional economic growth, the strength of commercial and residential markets, competitive market conditions, and fluctuations in availability and cost of construction materials and labor resulting from the effects of worldwide demand, future interest rate levels and capital market conditions.
You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and an investment in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information Item 1A and Item 7 included in the Form 10-K as filed with the Securities and Exchange Commission.
Economic Outlook
Beginning in the Fall of 2007 and throughout 2008 and 2009, the U.S. and global economy entered a serious recession. The current economic environment is characterized by a severe residential housing slump, depressed commercial real estate valuations, weak consumer confidence, rising unemployment and concerns regarding stagflation, deflation and inflation. Numerous financial systems around the world have become illiquid and banks have become less willing to lend to other banks and borrowers. Uncertainty remains in terms of the depth and duration of these adverse economic conditions.
The conditions described above have created an environment of limited financing alternatives for acquiring properties as lending institutions have cut back on making loans and tightened credit standards. Continued market volatility could impact our liquidity, financial condition and our ability to finance future property acquisitions. If these market conditions continue, they may further limit our ability to timely refinance maturing liabilities and access to the capital markets to meet liquidity needs. In addition, this difficult economic environment may make it difficult for our tenants to continue to meet their obligations to the Company.
OVERVIEW AND BACKGROUND
NetREIT (which we sometimes refer to as “we,” “us” or the “Company”) operates as a self-administered REIT headquartered in the Pacific Oaks Plaza, in the City of Escondido in San Diego County, California. We have been in a growth stage having increased capital by approximately 53.1% to $51.3 million at March 31, 2009 from $33.5 million at March 31, 2008. Our investment portfolio, consisting of real estate assets, net; investments in real estate ventures; land purchase option; and mortgages receivable and interest, increased by approximately 66.2% to $76.6 million at March 31, 2009 from $46.1 million at March 31, 2008. The increase in capital and the increase in the real estate investment portfolio was made possible by the increase in net proceeds from the sale of common stock of approximately $22.7 million during the twelve month period ended March 31, 2009.

As of March 31, 2009, the Company owned or had an equity interest in seven office buildings (“Office Properties”) which total approximately 354,000 rentable square feet, three retail shopping centers and a single tenant retail property (“Retail Properties”) which total approximately 85,000 rentable square feet, one 39 unit apartment building and one investment in a partnership with residential real estate assets (“Residential Properties”), and two self-storage facilities (“Self-Storage Properties”) which total approximately 210,000 rentable square feet.
Our properties are located primarily in Southern California and Colorado. The clustering of our assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized in the first year following our acquisition of the property. A property is considered to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1, or has been open for three years. We are actively communicating with real estate brokers and other third parties to locate properties for potential acquisitions in an effort to build our portfolio.
Most of our office and retail properties we currently own are leased to a variety of tenants ranging from small businesses to large public companies, many of which do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having net leases that require the tenant to pay all of the operating expense (Triple Net Leases) or pay increases in operating expenses over specific base year amounts. Most of our leases are for terms of three to five years with annual rental increases built into the leases.
Our residential and self-storage properties that we currently own are rented under short term agreements of six months or less. Our self-storage properties are located in markets that have multiple self storage properties from which to choose. Competition will impact our property results. Our operating results of these properties depend materially on our ability to lease available self-storage units, to actively manage unit rental rates, and on the ability of our tenants to make required rental payments. We believe that we will continue to respond quickly and effectively to changes in local and regional economic conditions by adjusting rental rates by concentration of these properties in one region of Southern California. We depend on advertisements, flyers, web sites, etc. to secure new tenants to fill any vacancies.
Current Developments and Trends
As mentioned above, real estate financing and sales markets are experiencing severe illiquidity, disruptions and uncertainty. These are trends which we first began experiencing in the Fall of 2007. We expect this trend may continue throughout 2009 and possibly beyond.
We believe uncertainty in the real estate financing market will continue to make mortgage financing more difficult to obtain, which may affect our ability to finance future property acquisitions. All three acquisitions during the three month period ended March 2009 were obtained for cash and draws on our existing line of credit.
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
General economic conditions and the resulting impact on market conditions or a downturn in our tenant’s businesses may adversely affect the value of our assets. Periods of economic slowdown or recession in the U.S., declining demand for leased properties and/or market values of real estate assets could have a negative impact on the value of our assets, including the value of our properties and related building and tenant improvements. If we were required under GAAP to write down the carrying value of any of our properties due to impairment, or if as a result of an early lease termination we were required to remove and dispose of material amounts of tenant improvements that are not reusable to another tenant, our financial condition and results of operations would be negatively affected.
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
Management’s evaluation of operating results includes our ability to generate necessary cash flows in order to fund distributions to our shareholders. As a result, management’s assessment of operating results gives less emphasis to the effects of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges such as depreciation and impairment charges. Management’s evaluation of our potential for generating cash flows includes an assessment of the long-term sustainability of our real estate portfolio. During this growth stage, past funding of distributions to our shareholders exceeded our cash flows from operations. We anticipate that as we acquire additional properties our revenues will increase at a faster rate than our general and administrative expenses due to efficiencies of scale. We therefore believe that distributions to our shareholders will be funded by cash flows from operations.
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

CRITICAL ACCOUNTING POLICIES
The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made, and changes in the accounting estimate are reasonably likely to occur from period to period. Management believes the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a summary of all of our significant accounting policies, see Note 2 to our condensed consolidated financial statements included elsewhere in this Form 10-Q.
Property Acquisitions. Effective January 1, 2009, the Company accounts for its acquisitions of real estate in accordance with Statement of Financial Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”), which requires the purchase price of acquired properties be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, a land purchase option, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and tenant relationships, based in each case on their fair values. The adoption of SFAS 141R did not have a significant impact on the Company’s financial position or results of operations.
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
The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in lease intangibles, net in the accompanying condensed consolidated balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. As of March 31, 2009 and December 31, 2008, the unamortized balance of below market leases was $32,575 and $35,795, respectively.
The land lease acquired with the World Plaza acquisition in 2007 has a fixed purchase price option cost of $181,710 at the termination of the lease in 2062. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), management valued the land option at its residual value of $1,370,000, based upon comparable land sales adjusted to present value. The amount is included as land purchase option on the accompanying condensed consolidated balance sheets. The land purchase option was determined to be a contract based intangible associated with the land. This asset has an indefinite life and is treated as a non-amortizable asset.

The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to recruit a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $86,861 and $120,208 for the three months ended March 31, 2009 and 2008, respectively.
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
The Company did not have sales of undivided interests in its real estate in the three months ended March 31, 2009. The Company had 2 partial sales of undivided interests in properties in the three months ended March 31, 2008. In both cases, the criteria for meeting the full accrual method were met.
Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense, including discontinued operations, for buildings and improvements for the three months ended March 31, 2009 and 2008 was $403,533 and $355,691, respectively.

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
Intangible Assets — Lease intangibles represents the allocation of a portion of the purchase price of a property acquisition representing the estimated value of in-place leases, unamortized lease origination costs, tenant relationships and a land purchase option. Intangible assets are comprised of finite-lived and indefinite-lived assets. In accordance with SFAS 142, indefinite-lived assets are not amortized. Finite-lived intangibles are amortized over their expected useful lives. The Company assesses its intangibles for impairment at least annually.
In accordance with SFAS 142, the Company is required to perform a test for impairment of intangible assets at least annually, and more frequently as circumstances warrant. The Company tests for impairment as of December 31. Based on the last review, no impairment was deemed necessary at December 31, 2008.
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
Management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. No impairment charges were recognized for the three months ended March 31, 2009 or for the year ended December 31, 2008.

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
Certain of the Company’s leases currently contain rental increases at specified intervals, and generally accepted accounting principles require the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable, included in other assets in the accompanying condensed consolidated balance sheets, includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. The balance of allowance for uncollectible accounts receivable was $42,400 as of March 31, 2009. No such allowance was recorded as of December 31, 2008.
THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS
Our results of operations for the three months ended March 31, 2009 are not indicative of those expected in future periods as we expect that rental income, earnings from real estate ventures, interest expense, rental operating expenses and depreciation and amortization will significantly increase in future periods as a result of operations from assets acquired during 2008 and 2009 for an entire period and as a result of anticipated future acquisitions of real estate investments.
RECENT EVENTS HAVING SIGNIFICANT EFFECTS ON RESULTS OF OPERATIONS COMPARISONS
Assets Purchased
In July 2008, the Company acquired Executive Office Park located in Colorado Springs, Colorado. The purchase price for the property was $10.1 million, including transaction costs. The Company purchased the property for $3.5 million cash and with $6.6 million borrowed under a line of credit the Company established on July 9, 2008. This property is comprised of a condominium development consisting of four separate buildings situated on four legal parcels. The property is developed as an office condominium complex. The property consists of a total of 65,084 rentable square feet situated on a total of 4.65 acres. There are no results of operations for this property included for the three months ended March 31, 2008 compared to a full three months in 2009.
In August 2008, the Company acquired Waterman Plaza located in San Bernardino, California. The purchase price for the property was $7.2 million, including transaction costs. The Company purchased the property with $3.3 million cash and a new fixed rate mortgage note in the amount of $3.9 million secured by this property. This property is a newly constructed retail/office building consisting of approximately 21,285 square feet situated on a total of 2.7 acres with approvals to construct an additional 2,500 square foot building. There are no results of operations for this property included for the three months ended March 31, 2008 compared to a full three months in 2009.

In September 2008, the Company acquired the Pacific Oaks Plaza, an office building located in Escondido, California. The purchase price for the property was $4.9 million, including transaction costs, all paid in cash. This property consists of approximately 16,000 square feet and is being utilized as the Company’s headquarters, and approximately 3,900 square feet of the building is leased to an unrelated entity. There are no results of operations for this property included for the three months ended March 31, 2008 compared to a full three months in 2009.
In January 2009, the Company acquired the Morena Office Center, an office building located in San Diego, California. The purchase price for the property was $6.6 million, including transaction costs. The Company purchased the property with $3.4 million cash and a $3.2 million draw on its line of credit facility. This property consists of approximately 26,784 square foot building on approximately 0.62 acres. There are no results of operations for this property included for the three months ended March 31, 2008 compared to approximately three months in 2009.
In February 2009, the Company and Fontana Dialysis Building, LLC formed Fontana Medical Plaza, LLC (“FMP”) which the Company is Managing Member and 51% owner. On February 19, 2009, FMP assumed an agreement to purchase the Fontana Medical Plaza located in Fontana, California. The purchase price for the property was $1,900,000. The Company purchased the property with $800,000 cash and a $1,100,000 draw on its line of credit facility. The property consists of approximately 10,500 square feet and is currently unoccupied. The FMP has also assumed a lease agreement for a tenant to occupy 100% of the building for ten years with three five year renewal options. The new tenant is expected move in upon the completion of the tenant improvements expected to be complete no later than July 2009. The lease agreement requires annual rent payments during the first five years of $259,973 increasing by 12.5% on the fifth year anniversary and on each five year anniversary thereafter. There are no results of operations for this property in either three month periods ended March 31, 2009 and 2008.
In March 2009, the Company acquired The Rangewood Medical Office Building (“Rangewood”) located in Colorado Springs, Colorado. The purchase price for the property was $2.6 million. The Company purchased the property with $200,000 cash and a $2,430,000 draw on its line of credit facility. Rangewood is a 3-story, Class A medical office building of approximately 18,222 rentable square feet. The building was constructed in 1998 and as of the date of the acquisition, was 92% occupied. There are no results of operations for this property included for the three months ended March 31, 2008 compared to approximately one week in 2009.
Sales of Undivided Interests in our properties
The Company made no sales of real estate during the three months ended March 31, 2009. Sales of undivided interests in earlier periods are described below by property:
The investors in the properties described below are held as tenants in common and have been granted certain protective and participating rights that limit the Company’s control over investment in the property. As a result, the Company’s remaining investment in these properties is included on the accompanying condensed consolidated balance sheets in investment in real estate ventures and accounted for under the equity method. Under the equity method, the results from operations of the properties are accounted for on a “net” basis where the Company’s share of net operating income from the properties are included in the condensed consolidated statement of operations under the caption equity in earnings (losses) of real estate ventures.
Casa Grande Apartments
In March 2008, the Company sold an undivided 54.9% interest in the Casa Grande Apartments located in Cheyenne, Wyoming. The purchasers paid approximately $1.0 million, net of transaction costs, in cash. For financial reporting purposes, a gain of $.6 million is included in the condensed consolidated statement of operations in the line item gain on sale of real estate for the three months ended March 31, 2008.

In December 2008, the Company sold an additional undivided 25.0% interest in the Casa Grande Apartments. The purchaser paid $0.5 million, net of transaction costs, in cash. For financial reporting purposes, the gain of $0.3 million was recognized in the quarter ended December 31, 2008.
Since the date of the first sale in March 2008, the Company began accounting for the property using the equity method. As a result, rental income and rental operating expenses are included for two and a half months in the three months ended March 31, 2008 and are not included in the three months ended March 31, 2009. Instead, the net results of the property are included in the condensed consolidated statement of operations under the caption equity in earnings of real estate ventures.
As of March 31, 2009, the Company’s remaining investment in the property was 20.1%.
Sparky’s Palm Self-Storage
In October 2008, the Company sold an undivided 25.3% interest in the Sparky’s Palm Self-Storage. The purchaser paid $1.4 million, net of transaction costs, in cash. For financial reporting purposes, the gain of $0.1 million was recognized in the quarter ended December 31, 2008.
In December 2008, the Company sold an additional undivided 9.33% interest in the Sparky’s Palm Self-Storage. The purchaser paid $0.5 million, net of transactions costs in cash. For financial reporting purposes, the gain of $0.04 million was recognized in the quarter ended December 31, 2008.
In December 2008, the Company sold a further undivided 13.4% interest in the Sparky’s Palm Self-Storage. The purchaser paid $0.7 million, of which $0.4 million was paid in cash and a $0.3 million promissory note was issued secured by the interest in the property. For financial reporting purposes, the gain of $0.1 million was recognized in the quarter ended December 31, 2008.
Since the date of the first sale in October 2008, the Company began accounting for the property using the equity method. As a result, rental income and rental operating expenses are included for the full three months ended March 31, 2008 and are not included in the three months ended March 31, 2009. Instead, the net results of the property for the three months ended March 31, 2009 are included in the condensed consolidated statement of operations under the caption equity in earnings of real estate ventures.
As of December 31, 2008, the Company’s remaining investment in the property was 52.0%.
Garden Gateway Plaza
In October 2008, the Company sold an undivided 5.99% interest in the Garden Gateway Plaza. The purchaser paid $1.0 million, of which $0.4 million was paid in cash and a $0.6 million promissory note was issued secured by the interest in the property. For financial reporting purposes, the gain of $0.1 million was recognized in the quarter ended December 31, 2008.
Since the date of the first sale in October 2008, the Company began accounting for the property using the equity method. As a result, rental income and rental operating expenses are included for the full three months ended March 31, 2008 and are not included in the three months ended March 31, 2009. Instead, the net results of the property for are included in the condensed consolidated statement of operations under the caption equity in earnings of real estate ventures.
Non-GAAP Supplemental Financial Measure: Rental Income and Rental Operating Costs before net down for Properties Accounted for Under the Equity Method:
The Company currently has four properties that it has sold partial interests in and the investors have certain protective and participating rights of ownership that prevents the Company from reporting the results of operations from these properties on a gross rental income and rental operating cost basis. Instead, under the equity method, the Company reports only its share of net income based upon its pro rate share of its investment in the less than wholly owned property.

We consider this computation to be an appropriate supplemental measure of comparable period to period rental income and rental operating costs. Accounting for rental income and rental operating costs changed to the equity method at the point in time that we sold partial undivided interests in these four properties. Our calculations of “grossed-up” rental income may be different from calculations used by other companies. This information should not be considered as an alternative to the equity method under GAAP.
The following table reflects the adjustments made to reconcile from the equity method used to the actual results had the Company reported results of operations based on our share of gross rental income and rental operating costs.

	Three months ended March 31, 2009			Three months ended March 31, 2008
		Equity			Equity
		Method			Method
	As Reported	Adjustments	Grossed-up	As Reported	Adjustments	Grossed-up

Rental income	$1,240,287	$644,476	$1,884,763	$1,240,823	$23,786	$1,264,609

Rental operating costs	583,350	266,666	850,016	633,402	5,489	638,891

Net operating income	$656,937	$377,810	$1,034,747	$607,421	$18,297	$625,718

Net operating income as a % of rental income	53.0%		54.9%	49%		49.5%

Revenues
Rental revenue for the three months ended March 31, 2009 was $1,240,287 compared to $1,240,823 for same period in 2008, a decrease of $536. However, on a “grossed-up” basis, rental income increased to $1,884,763 for the three months ended March 31, 2009, compared to $1,264,609 for the same period in 2008, an increase of $620,154, or 49.0%. The decrease in rental revenue as reported in 2009 compared to 2008 is primarily attributable to:
•	Partial sales of properties owned which excluded from rental income $644,476 in the three months ended March 31, 2009 compared to an exclusion in the same period last year of $23,786

•
The properties acquired by NetREIT prior to 2008 and included for full three month periods generated $579,785 of rental income during the three months ended March 31, 2009 compared to $646,598 for the three months ended March 31 2008, a decrease of $66,813. The decrease is primarily attributable to a decrease in rental income from the Havana/Parker Complex. The Company has hired a new leasing agent for the property and has invested in property improvements in an effort to increase occupancy rates and rental income.

•	Properties acquired after March 31, 2008 contributed an additional $660,000 in rental income in the three months ended March 31, 2009.
Rental revenue is expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired in 2008 and early 2009 for an entire year and anticipated future acquisitions of real estate assets.

Interest income from mortgage loans accounted for $14,576 of total interest income for the three months ended March 31, 2009, compared to $59,301 for the three months ended March 31, 2008, a decrease of $44,725. One of the borrower’s, with an aggregate principal balance of $1.9 million, went into default on January 1, 2009. As a result of the default, the Company suspended the accrual of additional interest income on the loans for the three month period ended March 31, 2009. The Company has commenced acquiring title to the property and will seek to sell the property in the near future. The Company does not anticipate incurring any losses with respect to these loans.
Due to the low interest rates earned on short-term investments, the Company has been using available funds to pay down its line of credit with funds we might otherwise have kept in short term investments. For the three months ended March 31, 2009, we made principal payments on the outstanding balance of this loan of $2.9 million using the excess cash we had invested in short term investments in the past.
Rental Operating Costs
Rental operating costs were $583,350 for the three months ended March 31, 2009, compared to $633,402 for same period in 2008, a decrease of $50,052, or 7.9%. The decrease in rental operating costs in 2009 compared to 2008 is primarily attributable to the same reasons that rental income decreased. Due to the partial sales of undivided interests in four of the properties, rental operating costs of $266,666 were excluded for the three months ended March 31, 2009 compared to $5,489 excluded in the same period in 2008. Rental operating costs on a “grossed-up” basis as a percentage of “grossed-up” rental income was 45.1% and 50.5% for the three month periods ended March 31, 2009 and 2008, respectively. The decrease in rental operating costs as a percentage of rental income is primarily attributable to the addition of the Morena Office Center in January 2009. For the quarter, Morena’s operating costs as a percentage of income was 28.6%. Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.
Interest Expense
Interest expense decreased by $68,991 or 23.3%, to $226,556 for the three month period ended March 31, 2009 compared to $295,547 for the same period in 2008. The primary reason for the decrease is attributable to interest expense on the Garden Gateway property that has been reclassified to equity in earnings (losses) of real estate ventures. For the three months ended March 31, 2009, interest on the Garden Gateway loan was $163,441. During the three months ended March 31, 2009, the average balance of the mortgage loans on five of the properties was $25.1 million while the average for the same three months in 2008 on four properties was $18.0 million. We anticipate interest expense to increase as a result of the increase in loan balances during 2008 and for an entire year 2009 and the interest expense on financing future acquisitions.
The following is a summary of our interest expense on loans included in the condensed consolidated statement of operations for the three months ended March 31:

	2009	2008
Interest on Havana/Parker Complex	$56,130	$57,768
Interest on Garden Gateway Plaza	—	164,761
Interest on line of credit facility	49,851	—
Interest on World Plaza	46,451	48,248
Interest on Waterman Plaza	62,140	—
Interest on Sparky’s Self Storage	—	9,543
Amortization of deferred financing costs	11,984	15,227

Interest Expense	$226,556	$295,547

At March 31, 2009, the weighted average interest rate on our mortgage loans of $26,284,217 was 6.13%.

General and Administrative Expenses
General and administrative expenses increased by $293,961 to $550,672 for the three months ended March 31, 2009, compared to $256,711 for the same period in 2008. In 2008, general and administrative expenses as a percentage of total gross revenue, including rental income from joint ventures, was 29.2%, compared to 20.3% for the same period in 2008. In comparing our general and administrative expenses with other REITs you should take into consideration that we are a self administered REIT. Accordingly, prior to the adoption of SFAS 141R in 2009, all of our expenses related to acquisitions, due diligence performed by our officers and employees was charged as general and administrative expense as incurred rather than being capitalized as part of the cost of real estate acquired.
For the three months ended March 31, 2009, our salaries and employee related expenses increased $147,543 to $306,841 compared to $159,298 for the same three months in 2008. The number of employees included in general and administrative expense at March 31, 2009 and 2008 was 9 and 7, respectively. The increase in salary and employee expenses in 2009 was attributable to several factors. First, the base salaries of the CEO and CFO was approximately $24,000 greater in 2009 as their salaries are tied to the increasing capital raising activities. In addition, the Company also hired a general counsel in late December 2008 and vice president finance in late February 2009 that contributed approximately $27,000 more for the three months in 2009 over the same period in 2008. Further, non-cash compensation related to restricted stock grants to employees was approximately $15,000 additional expense for the three months ended March 31, 2009 compared to 2008. The balance of the quarter over quarter increase is attributable to staff pay increases, increases in payroll taxes and other employee related expenses. We anticipated an increase in staff and compensation costs as our capital and portfolio continue to increase. However, we anticipate that these costs as a percentage of total revenue will decline in future periods. In the current three month period, we incurred an additional $37,000 for outside financial consultants due to the restatement and amendment of the Company’s 2007 filing of Form 10 and the quarterly filings on Form 10-Q for March and June 2008. Insurance expenses increased by approximately $33,000 due to the additional personnel, the addition of key man life insurance and general insurance rate increases.
Legal and accounting expenses for the three months ended March 31, 2009 were $116,025, compared to $57,791 during the same period in 2008, an increase of $58,234, or 100.8%. The increase is due to the additional costs associated with the restatements mentioned above and the additional efforts involved with complying with SEC rules and regulations.
Our occupancy expense increased approximately $43,000 for the three months ended March 31, 2009 compared to the same period in 2008 due to the increase in personnel and the building costs associated with the September 2008 acquisition of the Company’s corporate headquarters.
Directors’ compensation expense that consisted of non-cash amortization of restricted stock grants was approximately $24,300 additional expense for the three months ended March 31, 2009 over the same period in 2008.

Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $683,225, or $0.10 loss per share, for the three month period ended March 31, 2009, compared to net income of $232,352, or $0.06 income per share, during the same period in 2008. The decrease in net income and increase in the net loss is due primarily to a $605,539 gain on sale of real estate in the quarter ended March 31, 2008 and no such gain occurred in 2009. In addition, the increase in general and administrative expenses and depreciation expense contributed to a higher loss for the three months ended March 31, 2009. We anticipate that our general and administrative expenses will not increase in the future to the same degree and we estimate that the growth in our investment portfolio in early 2009 will significantly reduce or eliminate the loss.
The net loss of $661,262 for the three month period ended March 31, 2009 adjusted for $686,611 in depreciation and amortization expense, including depreciation expense on real estate ventures, was income of $25,349. Net income of $254,315 for the same three months in 2008 adjusted for $490,513 in depreciation and amortization expense, including depreciation expense on real estate ventures, was income of $744,828.
Non-GAAP Supplemental Financial Measure: Interest Coverage Ratio
Our interest coverage ratio for the three months ended March 31, 2009 was 1.32 times and for the same period in 2008 was 1.18 times. Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculations of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any liquidity measures under generally accepted accounted principles.
The following is a reconciliation of net cash used in operating activities on our statements of cash flows to our interest coverage amount for the three months ended March 31:

	2009	2008
Net cash used in operating activities	$(156,095)	$(49,353)
Interest and amortized financing expense	226,556	295,547
Changes in operating assets and liabilities:
Receivables and other assets	130,161	76,900
Accounts payable, accrued expenses and other liabilities	81,950	7,677

Interest coverage amount	$282,572	$330,771

Divided by interest expense	$214,572	$280,320

Interest coverage ratio	1.32	1.18

Non-GAAP Supplemental Financial Measure: Fixed Charge Coverage Ratio
Our fixed charge coverage ratio for the three months ended March 31, 2009 was 1.19 and for the three months ended March 31, 2008 was 1.09 times. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity Sources
Our general strategy is to maintain a conservative balance sheet and to seek to create a capital structure that allows for financial flexibility and diversification of capital resources. We manage our capital structure to reflect a long-term investment approach. We believe our conservative leverage provides us with financial flexibility and enhances our ability to obtain additional sources of liquidity as needed.
We believe that our current projected liquidity requirements for 2009 will be satisfied using cash flow generated from operating activities from the currently owned properties and projected acquisitions, the line of credit and depending upon market conditions, proceeds from disposition of non-strategic assets.
As of March 31, 2009, we had borrowings of approximately $4.9 million outstanding under our line of credit and additional borrowing capacity of approximately $1.7 million. We have five properties with a net book value of $23.2 million that are not pledged as collateral for a secured loan at March 31, 2009.
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
Financing
In October 2007, we commenced a private placement offering of $200 million of our common stock at $10.00 per share. Net proceeds from the offering, after commissions, due diligence fees, and syndication expenses, were approximately $4.2 million for the three months ended March 31, 2009.

Capitalization
As of March 31, 2009, our total debt as a percentage of total capitalization was 26.1% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 27.3%, which was calculated based on the offering price per share of our common stock of $10.00 under the current private placement offering.

		Aggregate
		Principal
	Shares at	Amount or $	% of Total
	March 31,	Value	Market
	2009	Equivalent	Capitalization

Debt:
Secured debt		$21,367,467	21.2%
Line of credit		4,916,750	4.9%

Total debt		$26,284,217	26.1%

Equity:
Convertible Series AA preferred stock (1)	50,200	$1,255,000	1.2%
Common stock outstanding (2)	7,325,813	73,258,130	72.7%

Total equity		$74,513,130	73.9%

Total Market Capitalization		$100,797,347

(1)	Value based on $25.00 per share liquidation preference

(2)	Value based on $10.00 per share the current price of shares being sold under the current private placement offering.
Cash and Cash Equivalents
At March 31, 2009, we had $773,478 in cash and cash equivalents compared to $4.8 million at December 31, 2008. Due to the decrease in interest rates earned on money market accounts and short term investments, we made arrangements with a bank to extend credit on the acquisition of the Executive Office Park on a credit line of $6,597,500, whereby, we can reduce the loan with our excess cash and draw on it when we need it for acquisitions. During the three months ended March 31, 2009, we paid the loan down by approximately $2.9 million and we also took out advances of approximately $7.8 million to partially fund property acquisitions and investments in real estate ventures. If the market will allow, we expect to obtain additional mortgages collateralized by some or all of our real property for future acquisitions. We anticipate to continue issuing equity securities in order to obtain additional capital. We expect the funds from operations, additional mortgages and securities offerings will provide us with sufficient capital to make additional investments and to fund our continuing operations for the foreseeable future.
Investing Activities
Our net cash used in investing activities is generally used to acquire new properties and for non-recurring capital expenditures.
Net cash used in investing activities during the three months ended March 31, 2009 was approximately $11.9 million, compared to $.5 million cash provided by investing activities for the same period in 2008. The significant investing activities during 2009 were the acquisition of three properties for approximately $11.1 million. In 2009, the Company acquired the Morena Office Center for $6.6 million, the Fontana Medical Plaza for $1.9 million and the Rangewood Medical Office Building for $2.6 million. These properties were acquired with the cash on hand and a draws on the line of credit of $7.8 million. Investing activities also included an investment in a real estate limited partnership of approximately $1.0 million and approximately $200,000 spent on building improvements.

Financing Activities
Our net cash flow for financing activities is generally impacted by our capital raising activities net of dividends and distributions paid to common and preferred stockholders.
Net cash provided by financing activities during the three months ended March 31, 2009 was approximately $8.1 million, compared to $.5 million in cash used in financing activities for the same three months in 2008. The financing activities for the three months ended March 31, 2009 consisted primarily of net draws on the line of credit facility net of principal repayments on all loans of $4.8 million and net proceeds from the sale of common stock of $4.2 million.
Operating Activities
Our cash flow from operating activities is primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectibility of rent and recoveries from our tenants and the level of operating expenses and other general and administrative costs.
Net cash used in operating activities for the three months ended March 31, 2009 was $156,095, compared to $49,353 cash used in operating activities for the three months ended March 31, 2008. The increase is in cash used in operating activities is the result of the net loss in 2009 which was primarily attributable to increased general and administrative expenses and the decrease in rental income from the Havana/Parker Complex as discussed above.
Contractual Obligations
The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and interest payments on our fixed-rate debt at March 31, 2009 and provides information about the minimum commitments due in connection with our ground lease obligation at March 31, 2009.

	Payment Due by
	Period
				More than 5
	Less than 1 Year	1 - 3 years	3 - 5 Years	Years
	(2009)	(2010-2011)	(2012-2013)	(After 2013)	Total

Principal payments—secured debt	$5,282,957	$1,062,848	$3,930,833	$16,007,579	$26,284,217
Interest payments—fixed-rate debt	1,300,210	2,508,964	2,078,886	1,084,261	6,972,321
Ground lease obligation (1)	20,040	40,080	43,064	1,137,204	1,240,388

Total	$6,603,207	$3,611,892	$6,052,783	$18,229,044	$34,496,926

(1)	Lease obligation represents the ground lease payments due on World Plaza. The lease expires in 2062.
The Company sold an undivided 5.99% interest in the Garden Gateway Plaza and, as a result, is in default of a covenant on its Garden Gateway loan. Prior to completing the sale, the Company sought the approval and waiver from the lender. The lender may, in its discretion, waive this restriction. We had advised the real estate broker of our intent to transfer an interest in the property at the time we negotiated this sale. We believed the lender would have agreed to our transfer and, based on this belief, we entered the agreement to transfer the undivided interest in the property. However, we did not receive the lender’s written waiver of this restriction prior to our transfer. We have contacted the lender to resolve this issue. If it does not grant its waiver, the lender could claim our breach of this covenant and pursue one or more remedies, including immediate payment of the entire loan balance. In the event that the lender enforces its rights to call the loan as immediately due and payable that could materially affect the Company’s ability to repay its obligations under the revolving line of credit, such that the revolving line of credit facility may also be considered in default and may give that lender similar enforcement rights to call its loan as immediately due and payable. If the lender does not consent to a waiver, we believe we have the ability and resources to cure this breach and / or financially meet our obligations to the lenders under these loans.
The Company is in compliance with all conditions and covenants of its other loans.
Capital Commitments
We currently project that we could spend an additional $300,000 to $600,000 in capital improvements, tenant improvements, and leasing costs for properties within our stabilized portfolio during the next twelve months, depending on leasing activity. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties, the term of the leases, the type of leases, the involvement of external leasing agents and overall market conditions. As of March 31, 2009, we have impounds with lending institutions of $500,000, included in restricted cash in the accompanying condensed consolidated balance sheet, reserved for these tenant improvement, capital expenditures and leasing costs.
Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Other Liquidity Needs
We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to continue to make, but have not contractually bound ourselves to make, regular quarterly distributions to common stockholders and preferred stockholders from cash flow from operating activities and gains from sale of real estate. All such distributions are at the discretion of our Board. We may be required to use borrowings, if necessary, to meet REIT distribution requirements and maintain our REIT status. We have historically distributed amounts in excess of the taxable income resulting in a return of capital to our stockholders, and currently have the ability to not increase our distributions to meet our REIT requirement for 2009. We consider market factors, our historical and anticipated performance from recent and projected acquisitions in addition to REIT requirements in determining our distribution levels. On April 30, July 31, October 31, 2008 and April 30, 2009, we paid regular quarterly cash dividends to stockholders of $0.147, $0.14775, $0.1485 and $0.15 per common share, a total of $3.8 million of which $2.0 million was reinvested. This dividend is equivalent to an annual rate of $0.593 per share. In addition, on April 10, July 10, October 10, 2008 and January 10, 2009, we paid the quarterly distributions to our Series AA Preferred stockholders of $87,850 of which $5,519 was reinvested.
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
Off-Balance Sheet Arrangements
As of March 31, 2009, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.
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

The following table presents our FFO, for the three months ended March 31, 2009 and 2008:

	Three months ended
	March 31,
	2009	2008

Net income (loss)	$(661,262)	$254,315
Adjustments:
Preferred stock dividends	(21,963)	(21,963)
Depreciation and amortization of real estate (including depreciation expense of real estate ventures)	676,763	475,899
Amortization of finance charges	11,984	15,227
Less gain on sale of real estate	—	(605,539)

Funds from operations	$5,522	$117,939

The FFO in the three months ended March 31, 2009 was affected by unusually higher general and administrative expenses as discussed above.
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
Recently issued Accounting Standards In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidating Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, SFAS 160 provides reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a significant impact on the Company’s financial position or results of operations.
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP SFAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP SFAS 142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years, and must be applied prospectively to intangible assets acquired after the effective date. The adoption of FSP SFAS 142-3 did not have a significant impact on the Company’s financial position or results of operations.

SEGMENTS DISCLOSURE.
The Company’s reportable segments consist of mortgage activities and the four types of commercial real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results: Residential Properties, Office Properties, Retail Properties and Self-Storage Properties. The Company also has certain corporate level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.
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
See the accompanying condensed consolidated financial statements for a Schedule of the Segment Reconciliation to Net Income Available to Common Stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4T. Controls and Procedures
As discussed in Note 2, “Restatement of previously issued financial statements” in the Notes to Financial Statements contained in our filings on Form 10 and Form 10-K for the years ended December 31, 2007 and 2008, respectively, and on Form 10-Q for the quarters ended March 31 and June 30, 2008, the Company restated its financial statements for the year ended December 31, 2007 and for the quarters ended March 31 and June 30, 2008 to correct certain errors relating to the application of Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”). Pursuant to SFAS 141, the Company allocates the purchase price of acquired properties to land, buildings, tenant improvements and identified tangible and intangible assets and liabilities associated with in-place leases, unamortized leasing commissions, value of above or below market leases, tenant relationships and value associated with a land purchase option based upon respective market values. The Company determined that the initial process of estimating fair values for acquired in-place leases did not include all components of such valuation and it did not value the tenant relationships.
In addition, the Company did not properly account for its remaining interests in its 7-11 property following the sale of an undivided 48.66% interest in the property. This accounting treatment is based on standards set forth under SFAS Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, A.I.C.P.A Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” and Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. Due to the protective and substantive participation rights of the tenant in common, the ongoing accounting for the Company’s investment should have been under the equity method of accounting. In the previously issued financial statements, the Company had used the proportional interest consolidation method.
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
However, we have concluded that the lack of adequate training or expertise of our accounting staff was limited to the application of SFAS 141 and accounting for investments in real estate ventures and the material weakness in our internal control over financial reporting and related inadequacy of our disclosure controls and procedures did not otherwise affect the preparation of our financial statements in accordance with generally accepted accounting principles. In addition, because we did not identify the above-described material weakness until the third quarter of 2008, we have concluded that our disclosure controls and procedures were not effective in the periods covered by, and as asserted in, our quarterly reports on Form 10-Q for the periods ended March 31 and June 30, and September 30, 2008.

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
The misapplication of SFAS 141 and accounting for investments in real estate ventures had no effect to the total acquisition costs of the properties involved and there was no effect to cash. However, the effect of the restatement for the property acquisitions was to increase depreciation and amortization expense since the values have been reclassified to shorter lived assets. The effect of the accounting for investments in real estate ventures was a reclassification of assets and liabilities to the line item investment in real estate ventures on the condensed consolidated balance sheet and to reclassify rental income and rental operating costs to equity in earnings of real estate ventures.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the changes described above under “Controls and Procedures.”
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2009, the Company sold 498,691 shares of its common stock for an aggregate net proceeds of $4,224,590. These shares were sold at a price of $10.00 per share in a private placement offering to a total of 154 accredited investors. Each issuee purchased their shares for investment and the shares are subject to appropriate transfer restrictions. The offering was made by the Company through selected FINRA member broker-dealer firms. The sales were made in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws contained in Section 4(2) of the Act and Rule 506 promulgated thereunder.
During the three months ended March 31, 2009, the Company also sold 61,455 shares of its common stock to certain of its existing shareholders under its dividend reinvestment plan. The shares were sold directly by the Company without underwriters to a total of 991 persons participating in the plan. The Company sold these shares in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. Each issuee purchased the shares for investment and the shares are subject to appropriate transfer restrictions.

During the three months ended March 31, 2009, the Company issued 1,195 shares at an average exercise price of $7.90 upon the exercise of options by two employees.
All shares issued in these offerings were sold for cash consideration. The Company used the net proceeds it received for the sale of these shares to acquire and/or maintain its real estate investments.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Maximum
Number (or
			Total Number	Approximate
			of	Dollar
			Shares (or	Value) of
			Units)	Shares (or Units)
			Purchased as	that May Yet
			Part of	Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs (1)	Programs (1)
March 1, 2009 – March 31, 2009	2,000	$10.00
Total	2,000	$10.00

(1)
The Company does not have a formal policy with respect to a stock repurchase program. The repurchase of Company common stock in 2009 was made as a result of the termination of employment of the selling stockholder.

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

31.1*
Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.2*
Certification of the Company’s Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

Date: June 24, 2009	NetREIT
	By:	/s/ Jack K. Heilbron
		Name:	Jack K. Heilbron
		Title:	Chief Executive Officer

	By:	/s/ Kenneth W. Elsberry
		Name:	Kenneth W. Elsberry
		Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1
Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.2
Certification of the Company’s Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

32.1
Certification of the Company’s Chief Executive Officer (Principal Executive Officer) and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.