Form 10-K/A
period 2008-12-31
NETREIT
filed 2009-06-26
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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
Securities Authorized for Issuance under Equity Compensation Plan
The following table provides information as of March 31, 2009 with respect to compensation plans.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation plans
	options, warrants	outstanding options,	(excluding securities
	and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	19,058	$8.34	(1)
Equity compensation plans not approved by security holders	None		None

Totals	19,058	$8.34	(1)

(1)	The stock option compensation plan was issued under the 1999 Flexible Incentive Plan that provides that no more than 10% of the outstanding shares can be issued under the Plan. At March 31, 2009 the maximum number of shares that could be issued under the Plan was 732,581 shares. Excluding the exercisable stock options and the non-vested restricted stock described in note (2), the number of securities remaining available for future issuance under equity compensation plans is 645,702 shares at March 31, 2009.

(2)	In addition to the stock options awarded under the 1999 Flexible Incentive Plan, the Compensation Committee of the Board of Directors adopted a Restricted Stock Plan under the 1999 Flexible Incentive Plan in December 2006. A table of non-vested restricted shares granted and vested since December 31, 2006 is as follows:

Balance, December 31, 2006	—
Granted	14,237
Vested	(3,907)

Balance, December 31, 2007	10,330
Granted	27,871
Vested	(12,144)
Cancelled	(126)

Balance, December 31, 2008	25,931
Granted	41,890

Balance, March 31, 2009	67,821

See Note 9 of the Notes to Financial Statements for further description of the employee retirement and share-based Incentive plans.
Options
We have options outstanding on the date of this registration statement. When we are eligible to do so, we may file a registration statement under the Securities Act on Form S-8 to register the securities included in and authorized by our 1999 Flexible Incentive Plan. This registration statement is expected to become effective upon filing. Shares covered by the registration statement will thereupon be eligible for sale in the public market, if any, subject in certain cases to vesting and other plan requirements.
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
Committees of Directors Committees of Directors
Audit Committee. Our board established an Audit Committee which consists of Mr. Dubose, who serves as chairman, Mr. Bruen and Mr. Staller. Our Audit Committee reports and assists our board by providing oversight of our financial officers, our independent auditors and our financial purporting procedures and other matters which our board may from time to time direct. The Board has determined that Mr. Dubose is an “audit committee financial expert” as defined in applicable SEC rules.
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
(3) Exhibits. See subsection (b) below.
(b) Exhibits.
An Index to the Exhibits as filed as part of this Form 10 is set forth below:

Exhibit
Number	Description

3.1	Articles of Incorporation filed January 28, 1999 (1)

3.2	Certificate of Determination of Series AA Preferred Stock filed April 4, 2005 (1)

3.3	Bylaws of NetREIT (1)

3.4	Audit Committee Charter (1)

Exhibit
Number	Description

3.5	Compensation and Benefits Committee Charter (1)

3.6	Nominating and Corporate Governance Committee Charter (1)

3.7	Principles of Corporate Governance of NetREIT (1)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Series AA Preferred Stock Certificate (1)

4.3	Registration Rights Agreement 2005 (1)

4.4	Registration Rights Agreement 2007 (1)

10.1	1999 Flexible Incentive Plan (1)

10.2	NetREIT Dividend Reinvestment Plan (1)

10.3	Form of Property Management Agreement (1)

10.4	Option Agreement to acquire CHG Properties (1)

10.5	Employment Agreement as of April 20, 1999 by and between the Company and Jack K. Heilbron (2)

10.6	Employment Agreement as of April 20, 1999 by and between the Company and Kenneth W. Elsberry (2)

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

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Form 10 for the year ended December 31, 2007.
(2)	Previously filed as an exhibit to the amended Form 10 for the year ended December 31, 2007 filed June 26, 2009.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETREIT.
	By:	/s/ Jack K. Heilbron
Jack K. Heilbron
Date: June 26, 2009		Chief Executive Officer
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