Form 10-K/A
period 2008-12-31
NETREIT
filed 2009-07-29
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)
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

Indebtedness
Mortgage Debt
The following table presents information as of December 31, 2008 on indebtedness encumbering our properties, excluding advances under any credit facility we may obtain. The Company is current in its payments on each of these loans.

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
Our sale of a 5.99% interest in Garden Gateway Plaza resulted in our breach of our covenant not to transfer an interest in this property under the Garden Gateway Plaza loan documents. We have requested the lender’s consent and waiver to this transfer. Based on the lender’s response thus far, we expect to resolve this matter at a cost of less than $50,000. Should we not reach an agreement and the lender accelerates immediate payment of the loan, we believe we have the financial resources to pay the loan if we are required to do so. Please see Item 2 – Financial Information – Management’s Discussion and Analysis Of Financial Condition and Results Of Operations – Liquidity and Capital Resources – Financing Activities for further discussion of this matter.
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

Our sale of a 5.99% interest in Garden Gateway Plaza resulted in our breach of our covenant not to transfer an interest in this property under the Garden Gateway Plaza loan documents. We sold this undivided interest without first receiving the lender’s consent or waiver. In late June 2009, we submitted our written request to the lender for its consent and waiver both for this transfer and our proposed transfer of the entire property to a newly formed limited partnership, for which we would be sole general partner and the majority limited partner. In its latest response, the lender has requested a waiver fee of one quarter of one percent (approximately $27,000) and our reimbursement of its legal expenses. We are awaiting the lender’s review of the property’s status and its requested legal structure for its consent and waiver. Based on the lender’s response thus far, we expect to resolve this matter at a cost of less than $50,000. We believe it is in the lender’s best interests not to declare a default and accelerate payment of this otherwise fully performing loan. In the event we cannot reach agreement and the lender does accelerate payment of the loan, we believe we have the financial resources to pay the loan. We could do so by using our cash on hand, additional borrowings under our present credit facility and, as necessary, funds from additional financing secured by one or more of our other unencumbered properties.
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

NETREIT.
	By:	/s/ Jack K. Heilbron
Jack K. Heilbron
Date: July 29, 2009		Chief Executive Officer
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