Form 10-Q
period 2009-06-30
NETREIT
filed 2009-08-12
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period from                      to
000-53673
(Commission file No.)
NetREIT
(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	33-0841255 (I.R.S. employer identification no.)
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
At August 7, 2009, registrant had issued and outstanding 8,281,279 shares of its common stock, no par value.

NetREIT and Subsidiary
Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Real estate assets, net	$53,672,762	$43,375,860
Lease intangibles, net	858,691	699,749
Land purchase option	1,370,000	1,370,000
Investment in real estate ventures	17,125,060	16,455,043
Mortgages receivable	920,216	3,052,845
Cash and cash equivalents	695,335	4,778,761
Restricted cash	162,935	673,507
Deposits at bankrupt institutions, net	520,000	520,000
Tenant receivables, net	146,263	99,180
Due from related party	18,473	39,432
Other assets, net	3,662,576	1,366,503

TOTAL ASSETS	$79,152,311	$72,430,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$21,473,918	$21,506,957
Accounts payable and accrued liabilities	1,400,406	1,729,675
Dividends payable	547,802	754,576
Tenant security deposits	266,615	217,021

Total liabilities	23,688,741	24,208,229

Commitments and contingencies

Stockholders’ equity:
Undesignated preferred stock, no par value, shares authorized: 8,995,000, no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Series A preferred stock, no par value, shares authorized: 5,000, no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Convertible Series AA preferred stock, no par value, $25 liquidating preference, shares authorized: 1,000,000; 50,200 shares issued and outstanding at June 30, 2009 and December 31, 2008; liquidating value of $1,255,000	1,028,916	1,028,916
Common stock Series A, no par value, shares authorized: 100,000,000; 8,017,924 and 6,766,472 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	66,920,346	56,222,663
Common stock Series B, no par value, shares authorized: 1,000, no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Additional paid-in capital	433,204	433,204
Dividends paid in excess of accumulated earnings	(12,918,896)	(9,462,132)

Total stockholders’ equity	55,463,570	48,222,651

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,152,311	$72,430,880

See notes to unaudited condensed consolidated financial statements.

NetREIT and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Rental income	$1,311,223	$1,198,888	$2,544,793	$2,439,711

Costs and expenses:
Interest	224,623	274,306	451,179	569,852
Rental operating costs	612,538	584,147	1,195,888	1,217,550
General and administrative	518,790	325,157	1,069,462	581,869
Depreciation and amortization	506,944	476,596	1,000,467	961,550

Total costs and expenses	1,862,895	1,660,206	3,716,996	3,330,821

Other income (expense):
Interest income	35,621	98,030	51,588	172,492
Gain on sale of real estate	—	—	—	605,539
Equity in earnings (losses) of real estate ventures	594	11,097	(56,104)	17,568
Other expense	—	(8,723)	—	(11,089)

Total other income (expense)	36,215	100,404	(4,516)	784,510

Net loss	(515,457)	(360,914)	(1,176,719)	(106,600)

Preferred stock dividends	(21,962)	(21,963)	(43,925)	(43,925)

Net loss available to common stockholders	$(537,419)	$(382,877)	$(1,220,644)	$(150,525)

Loss per share available to common stockholders — basic and diluted	$(0.07)	$(0.08)	$(0.17)	$(0.03)

Weighted average number of common shares outstanding — basic and diluted	7,624,767	4,721,024	7,302,795	4,382,998

See notes to unaudited condensed consolidated financial statements.

NetREIT and Subsidiary
Condensed Consolidated Statement of Stockholders’ Equity
Six months ended June 30, 2009
(Unaudited)

					Additional	Dividends Paid
	Series AA Preferred Stock		Common Stock		Paid-in	in Excess of
	Shares	Amount	Shares	Amount	Capital	Accumulated Earnings	Total
Balance, December 31, 2008	50,200	$1,028,916	6,766,472	$56,222,663	$433,204	$(9,462,132)	$48,222,651
Sale of common stock at $10 per share			1,120,405	11,204,060			11,204,060
Stock issuance costs				(1,736,927)			(1,736,927)
Repurchase of common stock			(4,000)	(40,000)			(40,000)
Reinvestment of cash dividends			60,788	576,961			576,961
Exercise of stock options			5,436	40,302			40,302
Exercise of warrants			60	630			630
Dividends reinvested on restricted stock			1,812	17,211			17,211
Net loss						(1,176,719)	(1,176,719)
Dividends paid						(1,096,797)	(1,096,797)
Dividends (declared)/reinvested			66,951	635,446		(1,183,248)	(547,802)

Balance, June 30, 2009	50,200	$1,028,916	8,017,924	$66,920,346	$433,204	$(12,918,896)	$55,463,570

See notes to unaudited condensed consolidated financial statements.

NetREIT and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008

Cash flows from operating activities:
Net loss	$(1,176,719)	$(106,600)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,000,467	983,118
Gain on sale of real estate	—	(605,539)
Bad debt expense	44,777	20,072
Distributions from real estate ventures in excess of earnings	311,733	(16,792)
Interest accrued on mortgages receivable	—	(107,039)
Changes in operating assets and liabilities:
Tenant receivables	(91,860)	(32,107)
Due from related party	20,959	41,180
Other assets	(132,630)	(121,732)
Accounts payable and accrued liabilities	(329,269)	(2,626)
Tenant security deposits	49,594	(18,208)

Net cash provided by (used in) operating activities	(302,948)	33,727

Cash flows from investing activities:
Real estate investments	(11,437,001)	(336,872)
Investment in real estate ventures	(981,750)	—
Return of (deposits on) potential acquisitions	217,498	(781,973)
Net proceeds received from sale of real estate	—	1,028,083
Restricted cash	510,572	125,371

Net cash provided by (used in) investing activities	(11,690,681)	34,609

Cash flows from financing activities:
Proceeds from mortgage notes payable	8,861,750	—
Repayment of mortgage notes payable	(8,894,789)	(4,566,738)
Net proceeds from issuance of common stock	9,467,133	10,354,616
Repurchase of common stock	(40,000)	(61,827)
Exercise of stock options	40,302	85,576
Exercise of warrants	630	4,530
Deferred stock issuance costs	(267,621)	61,229
Dividends paid	(1,257,202)	(623,232)

Net cash provided by financing activities	7,910,203	5,254,154

Net increase (decrease) in cash and cash equivalents	(4,083,426)	5,322,490

Cash and cash equivalents:
Beginning of period	4,778,761	4,880,659

End of period	$695,335	$10,203,149

Supplemental disclosure of cash flow information:
Interest paid	$433,534	$575,485

Non cash investing and financing activities:
Reinvestment of cash dividend	$1,229,618	$694,355

Reclassification of real estate to investment in real estate ventures	$—	$473,365

Accrual of dividends payable	$547,802	$359,872

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
As of June 30, 2009, the Company owned or had an equity interest in seven office buildings (“Office Properties”) which total approximately 354,000 rentable square feet, three retail shopping centers and a single tenant retail property (“Retail Properties”) which total approximately 85,000 rentable square feet, one 39 unit apartment building and one investment in a partnership with residential real estate assets (“Residential Properties”), and two self-storage facilities (“Self-Storage Properties”) which total approximately 210,000 rentable square feet.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Property Acquisitions. Effective January 1, 2009, the Company accounts for its acquisitions of real estate in accordance with Statement of Financial Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”) which requires the purchase price of acquired properties be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, a land purchase option, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and tenant relationships, based in each case on their fair values. The adoption of SFAS 141R did not have a significant impact on the Company’s condensed consolidated financial position or results of operations.

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
The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in lease intangibles, net in the accompanying condensed consolidated balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. As of June 30, 2009 and December 31, 2008, the unamortized balance of below market leases was $29,216 and $35,795, respectively.
The land lease acquired with the World Plaza acquisition in 2007 has a fixed purchase price option cost of $181,710 at the termination of the lease in 2062. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), management valued the land option at its residual value of $1,370,000, based upon comparable land sales adjusted to present value.
The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to recruit a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $91,498 and $119,877 for the three months ended June 30, 2009 and 2008, respectively. Amortization expense related to these assets was $188,206 and $240,085 for the six months ended June 30, 2009 and 2008, respectively.

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
Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense related to these assets was $415,446 and $344,253 for the three months ended June 30, 2009 and 2008, respectively. Depreciation expense related to these assets was $818,978 and $699,944 for the six months ended June 30, 2009 and 2008, respectively.
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
Management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. No impairment charges were recognized for the three and six months ended June 30, 2009 or 2008.
Provision for Loan Losses. The accounting policies require the Company to maintain an allowance for estimated credit losses with respect to mortgage loans it has made based upon its evaluation of known and inherent risks associated with its lending activities. Management reflects provisions for loan losses based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates. There were no provisions for loan losses during the three or six months ended June 30, 2009 or 2008.
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

Certain of the Company’s leases currently contain rental increases at specified intervals, and generally accepted accounting principles require the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable, included in other assets in the accompanying condensed consolidated balance sheets, includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of tenant receivables and/or deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. The balance in allowance for uncollectible accounts was $36,000 as of June 30, 2009. No such allowance was recorded as of December 31, 2008.
Discontinued Operations and Properties. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), the income or loss and net gain or loss on dispositions of operating properties and the income or loss on all properties classified as held for sale are reflected in the statements of operations as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria, set forth under SFAS 144, are met. At such time, the Company presents the respective assets and liabilities separately on the balance sheets and ceases to record depreciation and amortization expense. As of June 30, 2009 and December 31, 2008, the Company did not have any properties classified as held for sale.
Impairment. The Company accounts for the impairment of real estate in accordance with SFAS 144 which requires that the Company review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at June 30, 2009 and December 31, 2008.
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

The Company believes that it has met all of the REIT distribution and technical requirements for the six months ended June 30, 2009 and for the year ended December 31, 2008.
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
Weighted average shares from share based compensation, shares from conversion of NetREIT 01 LP Partnership, NetREIT Casa Grande LP Partnership and shares from convertible preferred and warrants totaling 1,020,034 shares of common stock for the three and six months ended June 30, 2009 were excluded from the computation of diluted earnings per share as their effect was anti-dilutive. Weighted average shares from share based compensation, shares from conversion of NetREIT 01 LP Partnership and shares from convertible preferred and warrants totaling 956,855 shares of common stock for the three and six months ended June 30, 2008 were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.
Fair Value of Financial Instruments. The Company’s financial instruments include cash and cash equivalents, mortgages receivable, short term investments, tenant receivables, accounts payable, accrued expenses and other liabilities, and mortgage notes payable. Considerable judgment is required in interpreting market data to develop estimates of fair value. The Company’s estimates of fair value are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash and cash equivalents, short term investments, tenant receivables, and accounts payable, accrued expenses and other liabilities are carried at amounts that approximate their fair values due to their short-term maturities. The carrying amounts of the Company’s mortgages receivable and mortgage notes payable approximate fair value since the interest rates on these instruments are equivalent to rates currently offered to the Company.
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allocation of purchase price paid for property acquisitions between land, building and intangible assets acquired including their useful lives; the allowance for doubtful accounts, which is based on an evaluation of the tenants’ ability to pay and the provision for possible loan losses with respect to mortgages receivable and interest. Actual results may differ from those estimates.
Reclassifications. Certain amounts in 2008 have been reclassified to conform with the 2009 presentation. Total equity and net loss are unchanged due to these reclassifications.

Segments. SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for the way that public entities report information about operating segments in their financial statements. The Company acquires and operates income producing properties including office properties, residential properties, retail properties and self-storage properties and invests in real estate assets, including mortgage loans and; as a result, the Company operates in five business segments. See Note 9 “Segment Information”.
Subsequent Events. Events occurring after June 30, 2009 requiring either recognition in these financial statements and/or disclosure in the notes thereto have been considered up through the filing date of these condensed consolidated financial statements, August 12, 2009.
Recent Issued Accounting Standards. In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rational for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since SFAS 165 at most requires additional disclosures, adoption did not have a material impact on the accompanying condensed consolidated financial statements.
In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental GAAP to be launched on July 1, 2009. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and it does not expect the adoption to have a material impact on its consolidated financial position, results of operation or cash flows.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FIN 46(R) as follows: a) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, identifying the primary beneficiary of a variable interest entity, b) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur, c) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, d) to amend certain guidance for determining whether an entity is a variable interest entity, e) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur, f) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration, and g) to require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for the first annual reporting period that begins after November 15, 2009. Earlier adoption is prohibited. Management does not believe adoption of SFAS 167 will have a material effect on the Company’s condensed consolidated financial statements.

3. REAL ESTATE ASSETS AND LEASE INTANGIBLES
A summary of the ten properties owned by the Company as of June 30, 2009 is as follows:

					Real estate
				Property	assets, net
Property Name	Date Acquired	Location	Square Footage	Description	(in thousands)
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	$6,521.1
World Plaza	September 2007	San Bernardino, California	55,096	Retail	5,905.4
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	2,050.2
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,650	Self Storage	7,566.0
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	9,389.0
Waterman Plaza	August 2008	San Bernardino, California	21,285	Retail	6,751.8
Pacific Oaks Plaza	September 2008	Escondido, California	16,037	Office	4,779.5
Morena Office Center	January 2009	San Diego, California	26,784	Office	6,315.3
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	1,932.6
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,461.9

Total real estate assets, net					$53,672.8

The following table sets forth the components of the Company’s investments in real estate:

	June 30,	December 31,
	2009	2008

Land	$10,172,360	$7,710,502
Buildings and other	43,740,855	35,497,050
Tenant improvements	1,941,143	1,530,927

	55,854,358	44,738,479
Less accumulated depreciation and amortization	(2,181,596)	(1,362,619)

Real estate assets, net	$53,672,762	$43,375,860

During the six months ended June 30, 2009, the Company acquired three properties, which are summarized below:
In January 2009, the Company acquired the Morena Office Center, an office building located in San Diego, California. The purchase price for the property was $6.6 million, including transaction costs. The Company purchased the property with $3.4 million cash and a $3.2 million draw on its line of credit facility. This property consists of building of approximately 26,784 rentable square feet.
In February 2009, the Company and Fontana Dialysis Building, LLC formed Fontana Medical Plaza, LLC (“FMP”) which the Company is Managing Member and 51% owner. FMP assumed an agreement to purchase the Fontana Medical Plaza located in Fontana, California. The purchase price for the property was $1.9 million. The Company purchased the property with $800,000 cash and a $1,100,000 draw on its line of credit facility. The property consists of approximately 10,500 rentable square feet.
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
In accordance with SFAS 141R, the Company allocated the purchase price of the properties acquired during the six months ended June 30, 2009 as follows:

						Total
		Buildings	Tenant	In-place	Leasing	Purchase
	Land	and other	Improvements	Leases	Costs	Price

Morena Office Center	$1,333,000	$4,833,141	$242,324	$80,861	$85,647	$6,574,973

Fontana Medical Plaza	556,858	1,362,942	—	—	—	1,919,800

Rangewood Medical Office Building	572,000	1,750,731	152,683	113,542	41,044	2,630,000

Lease Intangibles
The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	June 30, 2009			December 31, 2008
		Accumulated	Lease		Accumulated	Lease
	Lease intangibles	amortization	intangibles, net	Lease intangibles	amortization	intangibles, net
In-place leases	$654,060	$(168,808)	$485,252	$459,657	$(83,231)	$376,426
Leasing costs	543,072	(140,417)	402,655	416,011	(69,088)	346,923
Tenant relationships	192,812	(192,812)	—	192,812	(180,617)	12,195
Below-market lease	(40,298)	11,082	(29,216)	(40,160)	4,365	(35,795)

	$1,349,646	$(490,955)	$858,691	$1,028,320	$(328,571)	$699,749

The estimated aggregate amortization expense for the remainder of the current year, each of the succeeding five years and thereafter is as follows:

Estimated
Aggregate
Amortization
Expense
Six months ending December 31, 2009	$158,225
Year ending December 31, 2010	277,454
2011	147,849
2012	92,714
2013	55,436
2014	32,549
Thereafter	94,464

$858,691

The weighted average amortization period for the intangible assets, in-place leases, leasing costs, tenant relationships and below-market leases acquired as of June 30, 2009 was 5.3 years.

4. INVESTMENT IN REAL ESTATE VENTURES
The following table sets forth the components of the Company’s investment in real estate ventures:

	Equity	June 30,	December 31,
	Percentage	2009	2008

Garden Gateway Plaza	94.0%	$12,922,467	$13,232,571
Sparky’s Palm Self-Storage	52.0	2,350,819	2,380,484
7-Eleven Escondido	51.4	695,263	694,458
Casa Grande Apartments	20.1	142,626	147,530
Dubose Acquisition Partners II, Ltd	51.0	1,013,885	—

		$17,125,060	$16,455,043

In February 2009, the Company invested $981,750 in Dubose Acquisition Partners II, Ltd, a limited partnership formed for the purpose of purchasing model homes with a potential for capital appreciation as well as rental income from the properties.
In April 2009, the Company formed NetREIT Casa Grande Partnership LP. The Company is the managing general partner and one of the three other tenants in common in the property became a limited partner. Both parties contributed their investment in Casa Grande to the partnership. The limited partner has the right to exchange its investment in the partnership into 78,215 shares of common stock of NetREIT in exchange for its investment in the partnership through September 30, 2013, the expiration date of the agreement. The Company has a put option to convert the partner’s equity share in NetREIT Casa Grande Partnership LP to shares of Company common stock at $9.30 per share for up to 78,215 shares upon the earlier of September 30, 2013 or, if sooner, the first anniversary following completion of an initial public offering of shares to be registered under the Securities Act of 1933.
The Company’s share of earnings for these equity investments for the three months ended June 30, 2009 was $594 and the Company had equity in earnings of $11,097 for the three months ended June 30, 2008. The Company’s share of losses for these equity investments for the six months ended June 30, 2009 was $56,104 and the Company had equity in earnings of $17,568 for the six months ended June 30, 2008.

Condensed balance sheets of all entities included in investment in real estate ventures as of June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008

Real estate assets and lease intangibles	$17,766,246	$17,107,835

Total assets	$17,766,246	$17,107,835

Liabilities	$640,874	$662,792
Owner’s equity	17,125,372	16,445,043

Total liabilities and owner’s equity	$17,766,246	$17,107,835

Condensed statements of operations of the entities included in investment in real estate ventures for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Rental income	$874,245	$71,450	$1,518,721	$95,236

Costs and expenses:
Rental operating costs	298,246	32,433	564,912	37,922

	$575,999	$39,017	$953,809	$57,314

5. MORTGAGES RECEIVABLE
Mortgages receivable, together with accrued interest, having a balance due of approximately $2.1 million went into default on January 1, 2009. At December 31, 2008, the Company suspended accruing interest on these loans. In May 2009, the Company acquired title to the property that was securing the mortgages receivable. The property was acquired at a book value of $2.1 million. The property is not an income producing property, is not an integral component of the Company’s real estate asset portfolio and, therefore, is included in other assets in the condensed consolidated balance sheet at June 30, 2009.
In connection with acquiring title to this property, the Company has entered into an exclusive option to sell the property. The selling price is equal to the face value of the notes, all accrued interest through the date the Company acquired title to the property, all costs incurred to maintain the property including taxes and insurance plus additional charges equal to 1.75% of the outstanding balance per month from June 2009 through the date the option is exercised. The selling price was set at approximately $2.3 million as of the closing date and increases by a minimum of approximately $41,000 monthly, plus reimbursable expenses, until 18 months from the date the Company acquired title at which time the exclusive option to sell the property expires. The Company does not anticipate incurring any losses with respect to this property.

In connection with the sale of two properties in the fourth quarter of 2008 to unrelated tenants in common, the Company received mortgage notes receivable totaling $920,215 with interest rates ranging from 6.25% to 6.50% and due dates of October 15, 2009 for $603,841 and October 1, 2013 for $316,374. The loans call for interest only payments and both loans were current as of June 30, 2009. Both notes are secured by the mortgagee’s interest in the property.
6. MORTGAGE NOTES PAYABLE
The following table sets forth the components of mortgage notes payable as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008

Mortgage note payable in monthly installments of $24,330 through July 1, 2016, including interest at a fixed rate of 6.51%, collateralized by the Havana/Parker Complex property.	$3,426,804	$3,459,374

Mortgage note payable in monthly installments of $71,412 through April 5, 2014, including interest at a fixed rate of 6.08%; collateralized by the leases and office buildings of the Garden Gateway Plaza property. Certain obligations under the note are guaranteed by the executive officers.	10,195,205	10,670,864

Mortgage note payable in monthly installments of $27,088 through February 1, 2012, including interest at a fixed rate of 5.31%; collateralized by the World Plaza property.	3,452,446	3,522,227

Revolving line of credit facility to borrow up to $6,597,500, interest only payments at a fixed rate of 6.25%; principal payable December 10, 2009; collateralized by the Executive Office Park and Regatta Square properties.	596,750	20,000

Mortgage note payable in monthly installments of $25,995 through September 1, 2015, including interest at a fixed rate of 6.5%; collateralized by the Waterman Plaza property.	3,802,713	3,834,492

	$21,473,918	$21,506,957

In October 2008, the Company sold an undivided 5.99% interest in the Garden Gateway Plaza and, as a result, is in default of a covenant on its Garden Gateway loan. Prior to completing the sale, the Company sought the approval and waiver from the lender. The approval was not finalized before completing the sale. As a result, the loan is callable by the lender at any time. The Company has communicated this default to the lender and is attempting to obtain a waiver on this default. The Company is current with respect to payments due under the loan, is performing on all other conditions and covenants of the loan and does not believe the resolution of this matter will have a significant impact on the Company’s financial position or results of operations. In the event that the lender enforces its rights to call the loan as immediately due and payable that could materially affect the Company’s ability to repay its obligations under the revolving line of credit, such that the revolving line of credit facility may also be considered in default and may give that lender similar enforcement rights to call its loan as immediately due and payable.

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
The Company has entered into a property management agreement with CHG Properties, Inc. (“CHG”), a wholly owned subsidiary of CI, to manage all of its properties at rates of up to 5% of gross income. During the three months ended June 30, 2009 and 2008, the Company paid CHG total management fees of $90,108 and $54,326, respectively. During the six months ended June 30, 2009 and 2008, the Company paid CHG total management fees of $171,603 and $110,676, respectively.
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
Beginning in November 2008, the Company took occupancy of Pacific Oaks Plaza in Escondido, California and leased a portion of the building to affiliates. Total rent charged and paid by these affiliates for the three months ended June 30, 2009 was approximately $12,486. Total rent charged and paid by these affiliates for the six months ended June 30, 2009 was approximately $24,972.

8. STOCKHOLDERS’ EQUITY
Share-Based Incentive Plans
Stock Options.
Each of these options was awarded pursuant to the Company’s 1999 Flexible Incentive Plan (the “Plan”). The exercise price and number of shares under option have been adjusted to give effect to stock dividends declared by the Company. There have not been any stock options granted since June 2005.
The following table summarizes employee stock option activity for the six months ended June 30, 2009:

		Weighted
		Average Exercise
	Shares	Price
Balance, December 31, 2008	20,253	$8.31
Options Exercised	(5,436)	$7.41

Options outstanding and exercisable, June 30, 2009	14,817	$8.64

At June 30, 2009, the options outstanding and exercisable had an exercise price of $8.64. The expiration date of the remaining options outstanding is June 2010.
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of options outstanding, all of which are exercisable, was $20,176 at June 30, 2009.
Share-Based Incentives. The Compensation Committee of the Board of Directors adopted a restricted stock award program under the Plan in December 2006 for the purpose of attracting and retaining officers, key employees and non-employee board members. The Board has granted nonvested shares of restricted common stock beginning in January 2007. The nonvested shares have voting rights and are eligible for dividends paid to common shares. The share awards vest in equal annual installments over a three or five year period from date of issuance. The Company recognized compensation cost for these fixed awards over the service vesting period, which represents the requisite service period, using the straight-line attribution expense method.
The value of the nonvested shares was calculated based on the offering price of the shares in the most recent private placement offering of $10 adjusted for a 5% stock dividend since granted. The value of granted nonvested restricted stock issued during the six months ended June 30, 2009 and 2008 totaled $418,900 and $278,710, respectively. During the six months ended June 30, 2009 and 2008, dividends of $11,434 and $11,228 were paid on the nonvested shares, respectively. The nonvested restricted shares will vest in equal installments over the next two to four and a half years.
Cash Dividends. Cash dividends declared per common share for the six months ended June 30, 2009 and 2008 were $0.30 and $0.295, respectively. The dividend paid to stockholders of the Series AA Preferred for the three months ended June 30, 2009 and 2008 was $21,962 and $21,963, respectively. The dividend paid to stockholders of the Series AA Preferred for the six months ended June 30, 2009 and 2008 was $43,925, or an annualized portion of the 7% of the liquidation preference of $25 per share.
Sale of Common Stock. During the six months ended June 30, 2009, the net proceeds from the sale of 1,120,405 shares of common stock was $9,467,133. During the six months ended June 30, 2008, the net proceeds from the sale of 1,230,110 shares of common stock was $10,354,616.
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

The following tables reconcile the Company’s segment activity to its consolidated results of operations and financial position for the three and six months ended June 30, 2009 and 2008 and as of June 30, 2009 and December 31, 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Office Properties:
Rental income	$781,927	$612,169	$1,467,138	$1,224,844
Property and related expenses	406,806	300,256	769,092	656,104

Net operating income, as defined	375,121	311,913	698,046	568,740

Equity in losses from real estate ventures	(60,659)	—	(142,661)	—

Residential Properties:
Rental income	—	—	—	49,517
Property and related expenses	—	—	—	25,456

Net operating income, as defined	—	—	—	24,061

Equity in earnings from real estate ventures	35,413	7,137	37,690	9,654

Retail Properties:
Rental income	366,774	270,685	752,549	551,336
Property and related expenses	112,033	103,299	239,116	194,291

Net operating income, as defined	254,741	167,386	513,433	357,045

Equity in earnings from real estate ventures	12,644	3,960	20,016	7,914

Self Storage Properties:
Rental income	162,522	316,034	325,106	614,014
Property and related expenses	93,699	180,592	187,680	341,699

Net operating income, as defined	68,823	135,442	137,426	272,315

Equity in earnings from real estate ventures	13,196	—	28,851	—

Mortgage loan activity:
Interest income	14,738	64,842	29,314	124,145

Reconciliation to Net Loss Available to Common Stockholders:

Total net operating income, as defined, for reportable segments	714,017	690,680	1,322,115	1,363,874
Unallocated other income:
Gain on sale of real estate	—	—	—	605,539
Total other income	20,883	24,465	22,274	37,258
Unallocated other expenses:
General and administrative expenses	518,790	325,157	1,069,462	581,869
Interest expense	224,623	274,306	451,179	569,852
Depreciation and amortization	506,944	476,596	1,000,467	961,550

Net loss	(515,457)	(360,914)	(1,176,719)	(106,600)
Preferred dividends	(21,962)	(21,963)	(43,925)	(43,925)

Net loss available for common stockholders	$(537,419)	$(382,877)	$(1,220,644)	$(150,525)

	2009	2008

Assets:
Office Properties:
Land, buildings and improvements, net (1)	$31,870,262	$21,088,756
Total assets (2)	32,745,381	22,397,320
Investment in real estate ventures	12,922,467	13,232,571

Residential Property:
Land, buildings and improvements, net (1)	—	—
Total assets(2)	—	—
Investment in real estate ventures	1,156,511	147,530

Retail Properties:
Land, buildings and improvements, net (1)	16,465,212	16,692,805
Total assets(2)	16,713,086	17,104,905
Investment in real estate ventures	695,263	694,458

Self-Storage Properties:
Land, buildings and improvements, net (1)	7,565,980	7,664,048
Total assets(2)	7,608,780	7,875,137
Investment in real estate ventures	2,350,819	2,380,484

Mortgage loan activity:
Mortgage receivable and accrued interest	920,216	3,052,845
Total assets	920,216	3,052,845

Reconciliation to Total Assets:
Total assets for reportable segments	75,112,523	66,885,250
Other unallocated assets:
Cash and cash equivalents	695,335	4,778,761
Prepaid expenses and other assets, net	3,344,453	766,869

Total Assets	$79,152,311	$72,430,880

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.

(2)	Includes land, buildings, building improvements, current receivables, deferred rent receivables, deferred leasing costs and other related intangible assets, all shown on a net basis.

	Six months ended
	June 30,
	2009	2008
Capital Expenditures: (1)
Office Properties:
Acquisition of operating properties	$11,124,800	$—
Capital expenditures and tenant improvements	312,201	162,540

Residential Property:
Acquisition of operating properties (2)	981,750	—
Capital expenditures and tenant improvements	—	—

Retail Properties:
Acquisition of operating properties	—	—
Capital expenditures and tenant improvements	—	153,769

Self-Storage Properties:
Acquisition of operating properties	—	—
Capital expenditures and tenant improvements	—	20,563

Mortgage Loan Activity:
Loans originated	—	107,039

Total Reportable Segments:
Acquisition of operating properties	11,124,800	—
Capital expenditures and tenant improvements	312,201	336,872

Total real estate expenditures	$11,437,001	$336,872

Total loan origination	$—	$107,039

Total investment in real estate ventures	$981,750	$—

(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

(2)	Included in investments in real estate ventures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The conditions described above have created an environment of limited financing alternatives for acquiring properties as lending institutions have cut back on making loans and tightened credit standards. Continued market volatility could impact our liquidity, financial condition and our ability to finance future property acquisitions. There are indications of some stabilization in the markets; however, we do not know if the adverse conditions affecting real estate will again intensify or the full extent to which the economic disruption will continue to affect us. If these market conditions continue, they may further limit our ability to timely refinance maturing liabilities and access to the capital markets to meet liquidity needs. A consumer-led economic slowdown has had a meaningful impact on most retailers, causing many companies, both national and local, to cease or curtail operations or declare bankruptcy. We have seen these economic conditions broadly across all of our markets.
These macro-trends have made it more difficult for us to achieve our objectives of growing our business through maintaining and/or increasing occupancy rates and putting downward pressure on existing rents at renewals. As an example, reductions in occupancy have adversely affected our rental income and caused us to increase bad debt expense, thereby negatively affecting our year over year same property rental income, which was down 13.5% for the six months ended June 30, 2009 compared to 2008 and down 16.5% for the three months ended June 30, 2009 compared to the same period in 2008.

OVERVIEW AND BACKGROUND
NetREIT (which we sometimes refer to as “we,” “us” or the “Company”) operates as a self-administered REIT headquartered in the Pacific Oaks Plaza, in the City of Escondido in San Diego County, California. We have been in a growth stage having increased capital by approximately 42.7% to $55.5 million at June 30, 2009 from $38.9 million at June 30, 2008. Our investment portfolio, consisting primarily of real estate assets, net; lease intangibles, net, a land purchase option; and investments in real estate ventures, increased by approximately 66.7% to $73.0 million at June 30, 2009 from $43.8 million at June 30, 2008. The increase in capital and the increase in the real estate investment portfolio was made possible by the increase in net proceeds from the sale of common stock of approximately $24.5 million during the twelve month period ended June 30, 2009.
As of June 30, 2009, the Company owned or had an equity interest in seven office buildings (“Office Properties”) which total approximately 354,000 rentable square feet, three retail shopping centers and a single tenant retail property (“Retail Properties”) which total approximately 85,000 rentable square feet, one 39 unit apartment building and one investment in a partnership with residential real estate assets (“Residential Properties”), and two self-storage facilities (“Self-Storage Properties”) which total approximately 210,000 rentable square feet.
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
We believe uncertainty in the real estate financing market will continue to make mortgage financing more difficult to obtain, which may affect our ability to finance future property acquisitions. All three acquisitions during the six month period ended June 30, 2009 were obtained for cash and draws on our existing line of credit.
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
The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in lease intangibles, net in the accompanying condensed consolidated balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. As of June 30, 2009 and December 31, 2008, the unamortized balance of below market leases was $29,216 and $35,795, respectively.
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
The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to recruit a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $91,498 and $119,877 for the three months ended June 30, 2009 and 2008, respectively. Amortization expense related to these assets was $188,206 and $240,085 for the six months ended June 30, 2009 and 2008, respectively.
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
The Company did not have sales of undivided interests in its real estate in the three or six months ended June 30, 2009. The Company did not have sales of undivided interests in its real estate in the three months ended June 30, 2008. The Company had 2 partial sales of undivided interests in properties in the six months ended March 31, 2008. In both cases, the criteria for meeting the full accrual method were met.
Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense related to these assets was $415,446 and $344,253 for the three months ended June 30, 2009 and 2008, respectively. Depreciation expense related to these assets was $818,978 and $699,944 for the six months ended June 30, 2009 and 2008, respectively.
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
Management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. No impairment charges were recognized for the three or six months ended June 30, 2009 or 2008.
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
Certain of the Company’s leases currently contain rental increases at specified intervals, and generally accepted accounting principles require the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable, included in other assets in the accompanying condensed consolidated balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of tenant receivables and/or deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. The balance of allowance for uncollectible accounts receivable was $36,000 as of June 30, 2009. No such allowance was recorded as of December 31, 2008.

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS
Our results of operations for the three and six months ended June 30, 2009 are not indicative of those expected in future periods as we expect that rental income, earnings from real estate ventures, interest expense, rental operating expenses and depreciation and amortization will significantly increase in future periods as a result of operations from assets acquired during 2008 and 2009 for an entire period and as a result of anticipated future acquisitions of real estate investments.
RECENT EVENTS HAVING SIGNIFICANT EFFECTS ON RESULTS OF OPERATIONS COMPARISONS
Assets Purchased
In July 2008, the Company acquired Executive Office Park located in Colorado Springs, Colorado. The purchase price for the property was $10.1 million, including transaction costs. The Company purchased the property for $3.5 million cash and with $6.6 million borrowed under a line of credit the Company established on July 9, 2008. This property is comprised of a condominium development consisting of four separate buildings situated on four legal parcels. The property is developed as an office condominium complex. The property consists of a total of 65,084 rentable square feet situated on a total of 4.65 acres. There are no results of operations for this property included for the three and six months ended June 30, 2008 compared to inclusion for the full three and six months in 2009.
In August 2008, the Company acquired Waterman Plaza located in San Bernardino, California. The purchase price for the property was $7.2 million, including transaction costs. The Company purchased the property with $3.3 million cash and a new fixed rate mortgage note in the amount of $3.9 million secured by this property. This property is a newly constructed retail/office building consisting of approximately 21,285 square feet situated on a total of 2.7 acres with approvals to construct an additional 2,500 square foot building. There are no results of operations for this property included for the three and six months ended June 30, 2008 compared to inclusion for the full three and six months in 2009.
In September 2008, the Company acquired the Pacific Oaks Plaza, an office building located in Escondido, California. The purchase price for the property was $4.9 million, including transaction costs, all paid in cash. This property consists of approximately 16,000 square feet and is being utilized as the Company’s headquarters, and approximately 3,900 square feet of the building is leased to an unrelated entity. There are no results of operations for this property included for the three and six months ended June 30, 2008 compared to inclusion for the full three and six months in 2009.
In January 2009, the Company acquired the Morena Office Center, an office building located in San Diego, California. The purchase price for the property was $6.6 million, including transaction costs. The Company purchased the property with $3.4 million cash and a $3.2 million draw on its line of credit facility. This property consists of approximately 26,784 square foot building on approximately 0.62 acres. There are no results of operations for this property included for the three and six months ended June 30, 2008 compared to inclusion for the entire three months and substantially all of the six months ended June 30, 2009.
In February 2009, the Company and Fontana Dialysis Building, LLC formed Fontana Medical Plaza, LLC (“FMP”) which the Company is Managing Member and 51% owner. On February 19, 2009, FMP assumed an agreement to purchase the Fontana Medical Plaza located in Fontana, California. The purchase price for the property was $1,900,000. The Company purchased the property with $800,000 cash and a $1,100,000 draw on its line of credit facility. The property consists of approximately 10,500 square feet and is currently unoccupied. The FMP has also assumed a lease agreement for a tenant to occupy 100% of the building for ten years with three five year renewal options. The new tenant is expected move in upon the completion of the tenant improvements expected to be complete no later than November 2009. The lease agreement requires annual rent payments during the first five years of $259,973 increasing by 12.5% on the fifth year anniversary and on each five year anniversary thereafter. There are no results of operations for this property in either the three and six month periods ended June 30, 2009 and 2008.
In March 2009, the Company acquired The Rangewood Medical Office Building (“Rangewood”) located in Colorado Springs, Colorado. The purchase price for the property was $2.6 million. The Company purchased the property with $200,000 cash and a $2,430,000 draw on its line of credit facility. Rangewood is a 3-story, Class A medical office building of approximately 18,222 rentable square feet. The building was constructed in 1998 and as of the date of the acquisition, was 92% occupied. There are no results of operations for this property included for the three and six months ended June 30, 2008 compared to the entire three months end June 30, 2009 and approximately one week and three months in the six months ended June 30, 2009.

Sales of Undivided Interests in our properties
The Company made no sales of real estate during the three and six months ended June 30, 2009. Sales of undivided interests in earlier periods are described below by property:
The investors in the properties described below are held as limited partners or tenants in common and have been granted certain protective and participating rights that limit the Company’s control over investment in the property. As a result, the Company’s remaining investment in these properties is included on the accompanying condensed consolidated balance sheets in investment in real estate ventures and accounted for under the equity method. Under the equity method, the results from operations of the properties are accounted for on a “net” basis where the Company’s share of net operating income from the properties are included in the condensed consolidated statement of operations under the caption equity in earnings (losses) of real estate ventures.
Casa Grande Apartments
In March 2008, the Company sold an undivided 54.9% interest in the Casa Grande Apartments located in Cheyenne, Wyoming. The purchasers paid approximately $1.0 million, net of transaction costs, in cash. For financial reporting purposes, a gain of $.6 million is included in the condensed consolidated statement of operations in the line item gain on sale of real estate for the six months ended June 30, 2008.
In December 2008, the Company sold an additional undivided 25.0% interest in the Casa Grande Apartments. The purchaser paid $0.5 million, net of transaction costs, in cash. For financial reporting purposes, the gain of $0.3 million was recognized in the quarter ended December 31, 2008.
Since the date of the first sale in March 2008, the Company began accounting for the property using the equity method. As a result, rental income and rental operating expenses are not included in the three months ended June 30, 2008 and included for two and a half months in the six months ended June 30, 2008. Rental income and rental operating costs are not included in the three and six months ended June 30, 2009. Instead, the net results of the property are included in the condensed consolidated statement of operations under the caption equity in earnings of real estate ventures.
As of June 30, 2009, the Company’s remaining investment in the property was 20.1%.
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
Since the date of the first sale in October 2008, the Company began accounting for the property using the equity method. As a result, rental income and rental operating expenses are included for the full three and six months ended June 30, 2008 and are not included in the three and six months ended June 30, 2009. Instead, the net results of the property are included in the condensed consolidated statement of operations under the caption equity in earnings of real estate ventures.

As of June 30, 2009, the Company’s remaining investment in the property was 52.0%.
Garden Gateway Plaza
In October 2008, the Company sold an undivided 5.99% interest in the Garden Gateway Plaza. The purchaser paid $1.0 million, of which $0.4 million was paid in cash and a $0.6 million promissory note was issued secured by the interest in the property. For financial reporting purposes, the gain of $0.1 million was recognized in the quarter ended December 31, 2008.
Since the date of sale in October 2008, the Company began accounting for the property using the equity method. As a result, rental income and rental operating expenses are included for the full three and six months ended June 30, 2008 and are not included in the full three and six months ended June 30, 2009. Instead, the net results of the property are included in the condensed consolidated statement of operations under the caption equity in earnings of real estate ventures.
Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008
Non-GAAP Supplemental Financial Measure: Rental Income and Rental Operating Costs before net down for Properties Accounted for Under the Equity Method:
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
The following table reflects the adjustments made to reconcile from the equity method used to the actual results had the Company reported based on total gross rental income and rental operating costs of all properties including properties less than 100% owned.

	Three months ended June 30, 2009			Three months ended June 30, 2008
		Equity Method			Equity Method
	As Reported	Adjustments	Grossed-up	As Reported	Adjustments	Grossed-up

Rental income	$1,311,223	$639,880	$1,951,103	$1,198,888	$71,450	$1,270,338

Rental operating costs	612,538	261,578	874,116	584,147	32,433	616,580

Net operating income	$698,685	$378,302	$1,076,987	$614,741	$39,017	$653,758

Revenues
Rental income for the three months ended June 30, 2009 was $1,311,223 compared to $1,198,888 for same period in 2008, an increase of $112,335. However, on a “grossed-up” basis, rental income increased to $1,951,103 for the three months ended June 30, 2009, compared to $1,270,338 for the same period in 2008, an increase of $680,765, or 53.6%. The increase in rental income as reported in 2009 compared to 2008 is primarily attributable to:
•
A decrease in rental income as reported due to partial sales of properties owned which was excluded from rental income resulted in a decrease of reported rental income of $542,546 in the three months ended June 30, 2009.

•
The properties acquired by NetREIT prior to the end of 2007 and included for full three month periods generated $547,796 of rental income during the three months ended June 30, 2009 compared to $656,341 for the three months ended June 30, 2008, a decrease of $108,545. Rental income decreased by approximately 10% due to occupancy rates and another 3% due to decreases in rental rates. The balance of the decline was due to other non-recurring events.

•	Properties acquired after June 30, 2008 contributed an additional $763,427 in rental income in the three months ended June 30, 2009.
Rental income is expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired in 2008 and early 2009 for an entire year and anticipated future acquisitions of real estate assets.
Interest income from mortgage loans accounted for $14,738 of total interest income for the three months ended June 30, 2009, compared to $64,842 for the three months ended June 30, 2008, a decrease of $50,104. One of the borrower’s, with an aggregate principal balance of $1.9 million, went into default on January 1, 2009. As a result of the default, the Company suspended the accrual of additional interest income on the loans at December 31, 2008. The Company acquired title to the property in May 2009 and has entered into an exclusive option to sell the property back to the borrower. The selling price is equal to the face value of the notes, all accrued interest through the date the Company acquired title to the property, all costs incurred to maintain the property including taxes and insurance plus additional charges equal to 1.75% of the outstanding balance per month from June 2009 through the date the option is exercised. The selling price was set at approximately $2.3 million as of the closing date and increases by a minimum of approximately $41,000 monthly, plus reimbursable expenses, until 18 months from the date the Company acquired title at which time the exclusive option to sell the property expires. The Company does not anticipate incurring any losses with respect to this property.

Due to the low interest rates earned on short-term investments, the Company has been using available funds to pay down its line of credit facility with funds we might otherwise have kept in short term investments. For the three months ended June 30, 2009, we made principal payments on the outstanding balance of this loan of $5.4 million using the excess cash we had normally invested in short term investments in the past.
Rental Operating Costs
Rental operating costs were $612,538 for the three months ended June 30, 2009, compared to $584,147 for same period in 2008, an increase of $28,391, or 4.9%. The increase in rental operating costs in 2009 compared to 2008 is primarily attributable to the same reasons that rental income increased. Due to the partial sales of undivided interests in four of the properties, rental operating costs of $261,578 were excluded for the three months ended June 30, 2009 compared to $32,433 excluded in the same period in 2008. Rental operating costs on a “grossed-up” basis as a percentage of “grossed-up” rental income was 44.8% and 48.5% for the three month periods ended June 30, 2009 and 2008, respectively. The decrease in rental operating costs as a percentage of rental income is primarily attributable to the addition of the Morena Office Center in January 2009. For the quarter, Morena’s operating costs as a percentage of income was 25.8%. Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.
Interest Expense
Interest expense decreased by $49,683 or 18.1%, to $224,623 for the three month period ended June 30, 2009 compared to $274,306 for the same period in 2008. The primary reason for the decrease is attributable to interest expense on the Garden Gateway property that has been reclassified to equity in earnings (losses) of real estate ventures. For the three months ended June 30, 2009, interest on the Garden Gateway loan was $157,308. During the three months ended June 30, 2009, the average balance of the mortgage loans on five of the properties was $23.5 million while the average for the same three months in 2008 on three properties was $17.9 million. We anticipate interest expense to increase as a result of the increase in loan balances during 2008 and for an entire year 2009 and the interest expense on financing future acquisitions.
The following is a summary of our interest expense on loans included in the condensed consolidated statement of operations for the three months ended June 30:

	2009	2008
Interest on Havana/Parker Complex	$56,478	$57,517
Interest on Garden Gateway Plaza	—	164,005
Interest on line of credit facility	48,293	—
Interest on World Plaza	45,987	47,807
Interest on Waterman Plaza	61,881	—
Interest on Sparky’s Joshua Self Storage	—	—
Amortization of deferred financing costs	11,984	4,977

Interest Expense	$224,623	$274,306

At June 30, 2009, the weighted average interest rate on our mortgage loans of $21,473,918 was 6.10%.
General and Administrative Expenses
General and administrative expenses increased by $193,633 to $518,790 for the three months ended June 30, 2009, compared to $325,157 for the same period in 2008. In 2008, general and administrative expenses as a percentage of total gross revenue, including rental income from joint ventures, was 26.6%, compared to 25.6% for the same period in 2008. In comparing our general and administrative expenses with other REITs you should take into consideration that we are a self administered REIT. Accordingly, prior to the adoption of SFAS 141R in 2009, all of our expenses related to acquisitions, due diligence performed by our officers and employees is charged as general and administrative expense as incurred rather than being capitalized as part of the cost of real estate acquired.
For the three months ended June 30, 2009, our salaries and employee related expenses increased $66,118 to $213,443 compared to $147,325 for the same three months in 2008. The increase in salary and employee expenses in 2009 was primarily attributable to the Company hiring a general counsel in late December 2008 and a vice president-finance in late February 2009. Further, non-cash compensation related to restricted stock grants to employees was approximately $15,000 additional expense for the three months ended June 30, 2009 compared to 2008. We anticipated an increase in staff and compensation costs as our capital and portfolio continue to increase. However, we anticipate that these costs as a percentage of total revenue will decline in future periods. Insurance expenses increased by approximately $24,000 due to the additional personnel, the addition of key man life insurance, the addition of directors and officers liability insurance and general insurance rate increases.
Legal, accounting and public company related expenses and for the three months ended June 30, 2009 were $133,841, compared to $118,634 during the same period in 2008, an increase of $15,207, or 12.8%. The increase is due to the additional costs associated with the restatement of financial statements for the year ended December 31, 2007 and the first two quarters of 2008 as well as the additional efforts involved with complying with SEC rules and regulations.
Our occupancy and office related expenses increased approximately $37,000 for the three months ended June 30, 2009 compared to the same period in 2008 due to the increase in personnel and the building costs associated with the September 2008 acquisition of the Company’s corporate headquarters.
Directors’ compensation expense that consisted of non-cash amortization of restricted stock grants was approximately $24,300 additional expense for the three months ended June 30, 2009 over the same period in 2008.

Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $537,419, or $0.07 loss per share, for the three month period ended June 30, 2009, compared to loss of $382,877, or $0.08 loss per share, during the same period in 2008. The increase in net loss is due primarily due to the increase in general and administrative expenses and an increase in depreciation expense. We anticipate that our general and administrative expenses will not increase in the future to the same degree and we estimate that the past and continued growth in our investment portfolio will significantly reduce or eliminate the loss.
The net loss of $515,457 for the three month period ended June 30, 2009 adjusted for $661,299 in depreciation and amortization expense, including depreciation expense on real estate ventures, was income of $145,842. Net loss of $360,914 for the same three months in 2008 adjusted for $484,866 in depreciation and amortization expense, including depreciation expense on real estate ventures, was income of $123,952.
Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008
Non-GAAP Supplemental Financial Measure: Rental Income and Rental Operating Costs before net down for Properties Accounted for Under the Equity Method:
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

The following table reflects the adjustments made to reconcile from the equity method used to the actual results had the Company reported based on total gross rental income and rental operating costs of all properties including properties less than 100% owned.

	Six months ended June 30, 2009			Six months ended June 30, 2008
		Equity Method			Equity Method
	As Reported	Adjustments	Grossed-up	As Reported	Adjustments	Grossed-up

Rental income	$2,544,793	$1,284,363	$3,829,156	$2,439,711	$95,236	$2,534,947

Rental operating costs	1,195,888	528,243	1,724,131	1,217,550	37,922	1,255,472

Net operating income	$1,348,905	$756,120	$2,105,025	$1,222,161	$57,314	$1,279,475

Rental income for the six months ended June 30, 2009 was $2,544,793 compared to $2,439,711 for same period in 2008, an increase of $105,082. However, on a “grossed-up” basis, rental income increased to $3,829,156 for the six months ended June 30, 2009, compared to $2,534,947 for the same period in 2008, an increase of $1,294,209, or 51.1%. The increase in rental income as reported in 2009 compared to 2008 is primarily attributable to:
•
A decrease in rental income as reported due to partial sales of properties owned which excluded from rental income resulted in a decrease of reported rental income of $1,136,769 in the six months ended June 30, 2009.

•
The properties acquired by NetREIT prior to the end of 2007 and included for full six month periods generated $1,127,582 of rental income during the six months ended June 30, 2009 compared to $1,302,939 for the six months ended June 30, 2008, a decrease of $175,357. Rental income decreased by approximately 9% due to occupancy rates and another 3% due to decreases in rental rates. The balance of the decline was due to other non-recurring events.

•	Properties acquired after June 30, 2008 contributed an additional $1,417,208 in rental income in the six months ended June 30, 2009.
Rental income is expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired in 2008 and early 2009 for an entire year and anticipated future acquisitions of real estate assets.
Interest income from mortgage loans accounted for $29,314 of total interest income for the six months ended June 30, 2009, compared to $124,145 for the six months ended June 30, 2008, a decrease of $94,831. As discussed above, a borrower with an aggregate principal balance of $1.9 million went into default on January 1, 2009. As a result of the default, the Company suspended the accrual of additional interest income on the loans at December 31, 2008. The Company acquired title to the property in May 2009 and has entered into an exclusive option to sell the property back to the borrower. The selling price is equal to the face value of the notes, all accrued interest through the date the Company acquired title to the property, all costs incurred to maintain the property including taxes and insurance plus additional charges equal to 1.75% of the outstanding balance per month from June 2009 through the date the option is exercised. The selling price was set at approximately $2.3 million as of the closing date and increases by a minimum of approximately $41,000 monthly, plus reimbursable expenses, until 18 months from the date the Company acquired title at which time the exclusive option to sell the property expires. The Company does not anticipate incurring any losses with respect to this property.

Due to the low interest rates earned on short-term investments, the Company has been using available funds to pay down its line of credit facility with funds we might otherwise have kept in short term investments. For the six months ended June 30, 2009, we made principal payments on the outstanding balance of this loan of $8.3 million using the excess cash we had normally invested in short term investments in the past.
Rental Operating Costs
Rental operating costs were $1,195,888 for the six months ended June 30, 2009, compared to $1,217,550 for same period in 2008, a decrease of $21,662, or 1.8%. The decrease in rental operating costs in 2009 compared to 2008 is primarily attributable to the partial sales of undivided interests in four of the properties, rental operating costs of $261,578 were excluded for the three months ended June 30, 2009 compared to $32,433 excluded in the same period in 2008. Rental operating costs on a “grossed-up” basis as a percentage of “grossed-up” rental income was 44.9% and 49.5% for the six month periods ended June 30, 2009 and 2008, respectively. The decrease in rental operating costs as a percentage of rental income is primarily attributable to the addition of the Morena Office Center in early January 2009. For the six months, Morena’s operating costs as a percentage of income was 27.2%. Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.
Interest Expense
Interest expense decreased by $118,673 or 20.8%, to $451,179 for the six month period ended June 30, 2009 compared to $569,852 for the same period in 2008. The primary reason for the decrease is attributable to interest expense on the Garden Gateway property that has been reclassified to equity in earnings (losses) of real estate ventures. For the six months ended June 30, 2009, interest expense on the Garden Gateway loan was $322,522. During the six months ended June 30, 2009, the average balance of the mortgage loans on five of the properties was $24.3 million while the average for the same six months in 2008 on four properties was $17.9 million. We anticipate interest expense to increase as a result of the increase in loan balances during 2008 and for an entire year 2009 and the interest expense on financing future acquisitions.

The following is a summary of our interest expense on loans included in the condensed consolidated statement of operations for the three months ended June 30:

	2009	2008
Interest on Havana/Parker Complex	$112,607	$115,285
Interest on Garden Gateway Plaza	—	328,767
Interest on line of credit facility	98,145	—
Interest on World Plaza	92,438	96,055
Interest on Waterman Plaza	124,021	—
Interest on Sparky’s Joshua Self Storage	—	9,543
Amortization of deferred financing costs	23,968	20,202

Interest Expense	$451,179	$569,852

General and Administrative Expenses
General and administrative expenses increased by $487,593 to $1,069,462 for the six months ended June 30, 2009, compared to $581,869 for the same period in 2008. In 2008, general and administrative expenses as a percentage of total gross revenue, including rental income from joint ventures, was 27.9%, compared to 23.0% for the same period in 2008. In comparing our general and administrative expenses with other REITs you should take into consideration that we are a self administered REIT. Accordingly, prior to the adoption of SFAS 141R in 2009, all of our expenses related to acquisitions, due diligence performed by our officers and employees is charged as general and administrative expense as incurred rather than being capitalized as part of the cost of real estate acquired.
For the six months ended June 30, 2009, our salaries and employee related expenses increased $127,647 to $414,538 compared to $286,891 for the same three months in 2008. The increase in salary and employee expenses in 2009 was primarily attributable to the Company hiring a general counsel in late December 2008 and a vice president-finance in late February 2009. Further, non-cash compensation related to restricted stock grants to employees was approximately $29,000 additional expense for the six months ended June 30, 2009 compared to 2008. Insurance expenses increased by approximately $53,000 due to the additional personnel, the addition of key man life insurance, the addition of directors and officers liability insurance and general insurance rate increases. We anticipated an increase in staff, compensation and insurance costs as our capital and portfolio continue to increase. However, we anticipate that these costs as a percentage of total revenue will decline in future periods.
Legal, accounting and public company related expenses for the six months ended June 30, 2009 were $287,262, compared to $176,425 during the same period in 2008, an increase of $110,837, or 62.8%. The increase is due to the additional costs associated with the restatement of financial statements for the year ended December 31, 2007 and the first two quarters of 2008 as well as the additional efforts involved with complying with SEC rules and regulations.
Our occupancy and office related expenses increased approximately $78,000 for the six months ended June 30, 2009 compared to the same period in 2008 due to the increase in personnel and the building costs associated with the September 2008 acquisition of the Company’s corporate headquarters.
Directors’ compensation expense that consisted of non-cash amortization of restricted stock grants was approximately $48,600 additional expense for the three months ended June 30, 2009 over the same period in 2008.

Acquisition costs related to property acquisitions were approximately $34,000 in 2009 as a result of the change related to SFAS 141R requiring such expenses be expensed when incurred rather than capitalized as additional purchase price of the property acquired.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders was $1,220,644, or $0.17 loss per share, for the six month period ended June 30, 2009, compared to a loss of $150,525, or $0.03 loss per share, during the same period in 2008. The increase in net loss is due primarily due to the prior year including a gain on sale of real estate of $605,539 as well as increases in general and administrative expenses and depreciation expense. We anticipate that our general and administrative expenses will not increase in the future to the same degree and we estimate that the past and continued growth in our investment portfolio will significantly reduce or eliminate the loss.
The net loss of $1,176,719 for the six month period ended June 30, 2009 adjusted for $1,322,590 in depreciation and amortization expense, including depreciation expense on real estate ventures, was income of $145,871. Net loss of $106,600 for the same six months in 2008 adjusted for $979,118 in depreciation and amortization expense, including depreciation expense on real estate ventures, was income of $872,518.
Non-GAAP Supplemental Financial Measure: Interest Coverage Ratio
Our interest coverage ratio for the six months ended June 30, 2009 was 1.48 times and for the same period in 2008 was 1.34 times. Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculations of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any liquidity measures under generally accepted accounting principles.
The following is a reconciliation of net cash used in operating activities on our statements of cash flows to our interest coverage amount for the six months ended June 30:

	2009	2008

Net cash provided by (used in) operating activities	$(302,948)	$33,727
Interest and amortized financing expense	451,179	569,852
Changes in operating assets and liabilities:
Receivables and other assets	203,534	112,659
Accounts payable, accrued expenses and other liabilities	279,672	20,834

Interest coverage amount	$631,437	$737,072

Divided by interest expense	$427,211	$549,650

Interest coverage ratio	1.48	1.34

Non-GAAP Supplemental Financial Measure: Fixed Charge Coverage Ratio
Our fixed charge coverage ratio for the six months ended June 30, 2009 was 1.34 and for the six months ended June 30, 2008 was 1.24 times. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments.
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
As of June 30, 2009, we had borrowings of approximately $0.6 million outstanding under our line of credit and additional borrowing capacity of approximately $6.0 million. We have five properties with a net book value of $25.1 million that are not pledged as collateral for a secured loan at June 30, 2009.
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

Financing
In October 2007, we commenced a private placement offering of $200 million of our common stock at $10.00 per share. Net proceeds from the offering, after commissions, due diligence fees, and syndication expenses, were approximately $9.5 million for the six months ended June 30, 2009.
Capitalization
As of June 30, 2009, our total debt as a percentage of total capitalization was 20.9% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 22.1%, which was calculated based on the offering price per share of our common stock of $10.00 under the current private placement offering.

		Aggregate
		Principal
	Shares at	Amount or	% of Total
	June 30,	$ Value	Market
	2009	Equivalent	Capitalization

Debt:
Secured debt		$20,877,168	20.3%
Line of credit		596,750	0.6%

Total debt		$21,473,918	20.9%

Equity:
Convertible Series AA preferred stock (1)	50,200	$1,255,000	1.2%
Common stock outstanding (2)	8,017,924	80,179,924	77.9%

Total equity		$81,434,924	79.1%

Total Market Capitalization		$102,908,842

(1)	Value based on $25.00 per share liquidation preference

(2)	Value based on $10.00 per share the current price of shares being sold under the current private placement offering.

Cash and Cash Equivalents
At June 30, 2009, we had $695,335 in cash and cash equivalents compared to $4.8 million at December 31, 2008. Due to the decrease in interest rates earned on money market accounts and short term investments, we made arrangements with a bank to extend credit on the acquisition of the Executive Office Park on a credit line of $6,597,500, whereby, we can reduce the loan with our excess cash and draw on it when we need it for acquisitions. During the six months ended June 30, 2009, we took out advances of approximately $8.9 million to partially fund operations, property acquisitions and investments in real estate ventures and we paid the loan down by approximately $8.3 million from funds from operations and from the net proceeds received from the sale of equity securities. If the market will allow, we expect to obtain additional mortgages collateralized by some or all of our real property for future acquisitions. We anticipate to continue issuing equity securities in order to obtain additional capital. We expect the funds from operations, additional mortgages and securities offerings will provide us with sufficient capital to make additional investments and to fund our continuing operations for the foreseeable future.
Investing Activities
Our net cash used in investing activities is generally used to acquire new properties and for non-recurring capital expenditures.
Net cash used in investing activities during the six months ended June 30, 2009 was approximately $11.7 million, compared to $0.03 million cash provided by investing activities for the same period in 2008. The significant investing activities during 2009 were the acquisition of three properties for approximately $11.1 million. In 2009, the Company acquired the Morena Office Center for $6.6 million, the Fontana Medical Plaza for $1.9 million and the Rangewood Medical Office Building for $2.6 million. These properties were acquired with the cash on hand and a draws on the line of credit of $7.8 million. Investing activities also included an investment in a real estate limited partnership of approximately $1.0 million and approximately $200,000 spent on building improvements.
Financing Activities
Our net cash flow for financing activities is generally impacted by our capital raising activities net of dividends and distributions paid to common and preferred stockholders.
Net cash provided by financing activities during the six months ended June 30, 2009 was approximately $7.9 million, compared to $5.3 million in for the same six months in 2008. The financing activities for the six months ended June 30, 2009 consisted primarily of net draws on the line of credit facility net of principal repayments on all loans of $0.03 million and net proceeds from the sale of common stock of $9.5 million reduced by dividends paid of $1.3 million.
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
Net cash used in operating activities for the six months ended June 30, 2009 was $302,948, compared to $33,727 cash provided by operating activities for the six months ended June 30, 2008. The increase is in cash used in operating activities is the result of the net loss in 2009 which was primarily attributable to increased general and administrative expenses and the decrease in rental income from the Havana/Parker Complex and other properties as more fully discussed above.
Contractual Obligations
The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and interest payments on our fixed-rate debt at June 30, 2009 and provides information about the minimum commitments due in connection with our ground lease obligation at June 30, 2009.

	Payment Due by
	Period			More than
	Less than 1 Year	1 - 3 years	3 - 5 Years	5 Years
	(2009)	(2010-2011)	(2012-2013)	(After 2013)	Total
Principal payments—secured debt	$854,315	$1,112,089	$3,986,424	$15,521,090	$21,473,918
Interest payments—fixed-rate debt	657,734	2,459,723	2,023,295	1,074,238	6,214,990
Ground lease obligation (1)	20,040	40,080	43,064	1,137,204	1,240,388

Totals	$1,532,089	$3,611,892	$6,052,783	$17,732,532	$28,929,296

(1)	Lease obligation represents the ground lease payments due on World Plaza. The lease expires in 2062.

The Company sold an undivided 5.99% interest in the Garden Gateway Plaza and, as a result, is in default of a covenant on its Garden Gateway loan. See also “Liquidity Sources — Financing Activities” above.
The Company is in compliance with all conditions and covenants of its other loans.
Capital Commitments
We currently project that we could spend an additional $100,000 to $400,000 in capital improvements, tenant improvements, and leasing costs for properties within our stabilized portfolio during the next twelve months, depending on leasing activity. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties, the term of the leases, the type of leases, the involvement of external leasing agents and overall market conditions. As of June 30, 2009, we have impounds with lending institutions of approximately $163,000, included in restricted cash in the accompanying condensed consolidated balance sheets, reserved for these tenant improvement, capital expenditures and leasing costs.
Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.
Other Liquidity Needs
We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to continue to make, but have not contractually bound ourselves to make, regular quarterly distributions to common stockholders and preferred stockholders from cash flow from operating activities and gains from sale of real estate. All such distributions are at the discretion of our Board. We may be required to use borrowings, if necessary, to meet REIT distribution requirements and maintain our REIT status. We have historically distributed amounts in excess of the taxable income resulting in a return of capital to our stockholders, and currently have the ability to not increase our distributions to meet our REIT requirement for 2009. We consider market factors, our historical and anticipated performance from recent and projected acquisitions in addition to REIT requirements in determining our distribution levels. On July 31, October 31, 2008 and April 30, 2009 and July 31, 2009, we paid regular quarterly cash dividends to stockholders of $0.14775, $0.1485 $0.15 and $0.15 per common share, a total of $5.4 million of which $3.0 million was reinvested. This dividend is equivalent to an annual rate of approximately $0.60 per share. In addition, on July 10, October 10, 2008, January 10 and April 10, 2009, we paid the quarterly distributions to our Series AA Preferred stockholders of $87,850 of which approximately $6,000 was reinvested.
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
Off-Balance Sheet Arrangements
As of June 30, 2009, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.
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

The following table presents our FFO, for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net loss	$(515,457)	$(360,914)	$(1,176,719)	$(106,600)
Adjustments:
Preferred stock dividends	(21,962)	(21,963)	(43,925)	(43,925)
Depreciation and amortization of real estate (including depreciation expense of real estate ventures)	753,995	484,866	1,447,801	973,379
Amortization of finance charges	11,984	4,976	23,968	20,202
Less: gain on sale of real estate	—	—	—	(605,539)

	$228,560	$106,965	$251,125	$237,517

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
Recently issued Accounting Standards In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rational for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since SFAS 165 at most requires additional disclosures, adoption did not have a material impact on its condensed consolidated financial statements.
In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending November 30, 2009 and it does not expect the adoption to have a material impact on its consolidated financial position, results of operation or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FIN 46(R) as follows: a) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, identifying the primary beneficiary of a variable interest entity, b) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur, c) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, d) to amend certain guidance for determining whether an entity is a variable interest entity, e) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur, f) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration, and g) to require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for the first annual reporting period that begins after November 15, 2009. Earlier adoption is prohibited. Management does not believe adoption of SFAS 167 will have a material effect on the Company’s condensed consolidated financial statements.
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
The Company’s chief operating decision makers evaluate the performance of its segments based upon net operating income. Net operating income is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes, ground leases and provisions for bad debts) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and general and administrative expenses. There is no intersegment activity.
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

However, we have concluded that the lack of adequate training or expertise of our accounting staff was limited to the application of SFAS 141 and accounting for investments in real estate ventures and the material weakness in our internal control over financial reporting and related inadequacy of our disclosure controls and procedures did not otherwise affect the preparation of our financial statements in accordance with generally accepted accounting principles. In addition, because we did not identify the above-described material weakness until the third quarter of 2008, we have concluded that our disclosure controls and procedures were not effective in the periods covered by, and as asserted in, our quarterly reports on Form 10-Q for the periods ended March 31 and June 30 and September 30, 2008.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the changes described above under “Controls and Procedures.”

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended June 30, 2009, the Company sold 621,714 shares of its common stock for an aggregate net proceeds of $5,242,543. These shares were sold at a price of $10.00 per share in a private placement offering to a total of 154 accredited investors. Each issuee purchased their shares for investment and the shares are subject to appropriate transfer restrictions. The offering was made by the Company through selected FINRA member broker-dealer firms. The sales were made in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws contained in Section 4(2) of the Act and Rule 506 promulgated thereunder.
During the three months ended June 30, 2009, the Company also sold 66,968 shares of its common stock to certain of its existing shareholders under its dividend reinvestment plan. The shares were sold directly by the Company without underwriters to a total of 1,083 persons participating in the plan. The Company sold these shares in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. Each issuee purchased the shares for investment and the shares are subject to appropriate transfer restrictions.
During the three months ended June 30, 2009, the Company issued 4,241 shares at an average exercise price of $7.28 upon the exercise of options by two employees and one of the Company’s Directors.
All shares issued in these offerings were sold for cash consideration. The Company used the net proceeds it received for the sale of these shares to acquire and/or maintain its real estate investments.
Issuer Purchases of Equity Securities
There were no purchases of equity securities during the three months ended June 30, 2009.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit
Number	Description

3.1	Articles of Incorporation filed January 28, 1999 (1)

3.2	Certificate of Determination of Series AA Preferred Stock filed April 4, 2005 (1)

3.3	Bylaws of NetREIT (1)

3.4	Audit Committee Charter (1)

3.5	Compensation and Benefits Committee Charter (1)

3.6	Nominating and Corporate Governance Committee Charter (1)

3.7	Principles of Corporate Governance of NetREIT (1)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Series AA Preferred Stock Certificate (1)

10.1	1999 Flexible Incentive Plan (1)

10.2	NetREIT Dividend Reinvestment Plan (1)

10.3	Form of Property Management Agreement (1)

10.4	Option Agreement to acquire CHG Properties (1)

10.5	Employment Agreement as of April 20, 1999 by and between the Company and Jack K. Heilbron (2)

10.6	Employment Agreement as of April 20, 1999 by and between the Company and Kenneth W. Elsberry (2)

(1)	Previously filed as an exhibit to the Form 10 for the year ended December 31, 2007.

(2)	Previously filed as an exhibit to the Amended Form 10 filed June 26, 2009.

31.1	*
Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

31.2	*
Certification of the Company’s Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

Date: August 12, 2009	NetREIT
	By:	/s/ Jack K. Heilbron
		Name:	Jack K. Heilbron
		Title:	Chief Executive Officer

	By:	/s/ Kenneth W. Elsberry
		Name:	Kenneth W. Elsberry
		Title:	Chief Financial Officer

EXHIBIT INDEX

31.1	*
Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

31.2	*
Certification of the Company’s Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

32.1	*
Certification of the Company’s Chief Executive Officer (Principal Executive Officer) and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed herewith