Form 10-Q
period 2009-09-30
NETREIT
filed 2009-11-13
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period from                      to
000-53673
(Commission file No.)
NetREIT
(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization	33-0841255 (I.R.S. employer identification no.)
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
At November 9, 2009, registrant had issued and outstanding 8,735,209 shares of its common stock, no par value.

NetREIT and Subsidiary
Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Real estate assets, net	$59,489,585	$43,375,860
Lease intangibles, net	798,333	699,749
Land purchase option	1,370,000	1,370,000
Investment in real estate ventures	17,454,404	16,455,043
Mortgages receivable	920,215	3,052,845
Cash and cash equivalents	1,905,772	4,778,761
Restricted cash	217,883	673,507
Deposits at bankrupt institutions, net	520,000	520,000
Tenant receivables, net	133,144	99,180
Due from related party	13,259	39,432
Other assets, net	3,161,110	1,366,503

TOTAL ASSETS	$85,983,705	$72,430,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$25,405,661	$21,506,957
Accounts payable and accrued liabilities	1,625,823	1,729,675
Dividends payable	593,486	754,576
Tenant security deposits	265,353	217,021

Total liabilities	27,890,323	24,208,229

Commitments and contingencies

Stockholders’ equity:
Undesignated preferred stock, no par value, shares authorized: 8,995,000, no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Series A preferred stock, no par value, shares authorized: 5,000, no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Convertible Series AA preferred stock, no par value, $25 liquidating preference, shares authorized: 1,000,000; 50,200 shares issued and outstanding at September 30, 2009 and December 31, 2008; liquidating value of $1,255,000	1,028,916	1,028,916
Common stock Series A, no par value, shares authorized: 100,000,000; 8,593,599 and 6,766,472 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	71,474,775	56,222,663
Common stock Series B, no par value, shares authorized: 1,000, no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Additional paid-in capital	433,204	433,204
Dividends paid in excess of accumulated deficit	(14,843,513)	(9,462,132)

Total Netreit stockholder’s equity	58,093,382	48,222,651

Noncontrolling interest	—	—

Total stockholders’ equity	58,093,382	48,222,651

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$85,983,705	$72,430,880

See notes to unaudited condensed consolidated financial statements.

NetREIT and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Rental income	$1,340,938	$1,469,945	$3,885,731	$3,909,656

Costs and expenses:
Interest	261,678	376,920	712,857	946,772
Rental operating costs	678,801	735,480	1,874,689	1,953,030
General and administrative	507,156	360,327	1,576,618	942,196
Depreciation and amortization	555,749	636,252	1,556,216	1,597,802

Total costs and expenses	2,003,384	2,108,979	5,720,380	5,439,800

Other income (expense):
Interest income	16,271	84,981	67,859	257,473
Gain on sale of real estate	—	—	—	605,539
Equity in earnings (losses) of real estate ventures	5,722	10,257	(50,382)	27,825
Other expense	—	776	—	(10,313)

Total other income	21,993	96,014	17,477	880,524

Net loss	(640,453)	(543,020)	(1,817,172)	(649,620)

Less: net loss attributable to noncontrolling interest	—	—	—	—

Net loss attributable to NetREIT	(640,453)	(543,020)	(1,817,172)	(649,620)

Preferred stock dividends	(21,963)	(21,963)	(65,888)	(65,888)

Net loss attributable to NetREIT common stockholders	$(662,416)	$(564,983)	$(1,883,060)	$(715,508)

Loss per share available to common stockholders — basic and diluted	$(0.08)	$(0.10)	$(0.25)	$(0.15)

Weighted average number of common shares outstanding — basic and diluted	8,252,493	5,411,227	7,621,672	4,782,243

See notes to unaudited condensed consolidated financial statements.

NetREIT and Subsidiary
Condensed Consolidated Statement of Stockholders’ Equity
Nine months ended September 30, 2009
(Unaudited)

						Dividends Paid
	Series AA Preferred Stock		Common Stock		Additional	in Excess of
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2008	50,200	$1,028,916	6,766,472	$56,222,663	$433,204	($9,462,132)	$48,222,651
Sale of common stock at $10 per share			1,636,270	16,362,709			16,362,709
Stock issuance costs				(2,941,225)			(2,941,225)
Repurchase of common stock			(21,221)	(170,000)			(170,000)
Exercise of stock options			9,766	77,702			77,702
Exercise of warrants			60	630			630
Vesting of restricted stock			200	2,000			2,000
Net loss attributable to noncontrolling interest						—	—
Net loss attributable to NetREIT						(1,817,172)	(1,817,172)
Dividends paid/reinvested			129,551	1,229,618		(2,280,045)	(1,050,427)
Dividends (declared)/reinvested			72,501	690,678		(1,284,164)	(593,486)

Balance, September 30, 2009	50,200	$1,028,916	8,593,599	$71,474,775	$433,204	($14,843,513)	$58,093,382

See notes to unaudited condensed consolidated financial statements.

NetREIT and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008

Cash flows from operating activities:
Net loss	$(1,817,172)	$(649,620)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,556,216	1,597,802
Gain on sale of real estate	—	(605,539)
Bad debt expense	123,504	34,121
Distributions from real estate ventures	406,307	48,330
Equity in earnings from real estate ventures	50,382	(27,825)
Stock Compensation	2,000	2,000
Changes in operating assets and liabilities:
Deferred rent receivable	(73,700)	(55,794)
Tenant receivables	(157,468)	(104,676)
Due from related party	26,173	79,863
Other assets	54,143	(549,452)
Accounts payable and accrued liabilities	(103,853)	302,440
Tenant security deposits	48,332	(10,263)

Net cash provided by operating activities	114,864	61,387

Cash flows from investing activities:
Real estate assets	(17,730,767)	(22,570,458)
Investment in real estate ventures	(1,456,050)	—
Return of (deposits on) potential acquisitions	367,498	(75,000)
Net proceeds received from sale of real estate	—	1,028,083
Interest on mortgages receivable	—	(173,813)
Proceeds from short-term investments	—	22,991
Restricted cash	455,624	32,818

Net cash used in investing activities	(18,363,695)	(21,735,379)

Cash flows from financing activities:
Proceeds from mortgage notes payable	14,051,617	10,447,500
Repayment of mortgage notes payable	(10,152,914)	(7,916,243)
Net proceeds from issuance of common stock	13,421,484	15,424,868
Repurchase of common stock	(170,000)	(61,827)
Exercise of stock options	77,702	101,979
Exercise of warrants	630	4,530
Deferred stock issuance costs	(47,673)	68,314
Dividends paid	(1,805,004)	(983,561)

Net cash provided by financing activities	15,375,842	17,085,560

Net decrease in cash and cash equivalents	(2,872,989)	(4,588,432)

Cash and cash equivalents:
Beginning of period	4,778,761	4,880,659

End of period	$1,905,772	$292,227

Supplemental disclosure of cash flow information:
Interest paid	$667,201	$899,961

Non cash investing and financing activities:
Reinvestment of cash dividend	$1,920,296	$1,144,624

Reclassification of real estate to investment in real estate ventures	$—	$345,005

Accrual of dividends payable	$593,486	$395,755

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
As of September 30, 2009, the Company owned or had an equity interest in seven office buildings (“Office Properties”) which total approximately 354,000 rentable square feet, three retail shopping centers and a single tenant retail property (“Retail Properties”) which total approximately 85,000 rentable square feet, one 39 unit apartment building and one investment in a partnership with residential real estate assets (“Residential Properties”), and three self-storage facilities (“Self-Storage Properties”) which total approximately 313,000 rentable square feet.
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the nine months ended September 30, 2009 and 2008. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The condensed balance sheet at December 31, 2008 has been derived from the audited financial statements included in the Form 10-K.
2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of NetREIT and its subsidiary, Fontana Medical Plaza, LLC (“FMP”). As used herein, the “Company” refers to NetREIT and FMP, collectively. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company classifies the noncontrolling interest in FMP as part of consolidated net loss ($0 for all periods presented) and includes the accumulated amount of noncontrolling interest as part of stockholders’ equity ($0 for all periods presented). If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interest will be remeasured with the gain or loss reported in the statement of operations.

Property Acquisitions. Effective January 1, 2009, the Company adopted new accounting provisions pertaining to business combinations. These new provisions, accounted for prospectively, require the Company to recognize acquired assets and liabilities in a purchase transaction at fair value as of the acquisition date. In addition, the accounting treatment for certain items, including acquisition costs, are expensed as incurred. Adoption of the new provisions has not had a significant effect to the periods presented in these condensed consolidated financial statements and the Company does not anticipate that the provisions will have a significant effect on future operations.
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
The total value allocable to intangible assets acquired, which generally consists of unamortized lease origination costs, in-place leases and tenant relationships, are allocated based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the remaining term of the lease and the tenant’s credit quality, among other factors.
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
The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to recruit a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $113,716 and $151,094 for the three months ended September 30, 2009 and 2008, respectively. Amortization expense related to these assets was $282,612 and $391,179 for the nine months ended September 30, 2009 and 2008, respectively.
The land lease acquired with the World Plaza acquisition in 2007 has a fixed purchase price option cost of $181,710 at the termination of the lease in 2062. Management valued the land option at its residual value of $1,370,000, based upon comparable land sales adjusted to present value.

Sales of Undivided Interests in Properties.
Profits from sales of undivided interests in properties will not be recognized under the full accrual method by the Company until certain criteria are met. Profit (the difference between the sales value and the proportionate cost of the partial interest sold) shall be recognized at the date of sale if a sale has been consummated and the following:
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
Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense related to these assets was $426,941 and $468,015 for the three months ended September 30, 2009 and 2008, respectively. Depreciation expense related to these assets was $1,245,919 and $1,167,960 for the nine months ended September 30, 2009 and 2008, respectively.
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
Investments in Real Estate Ventures. The Company analyzes its investments in joint ventures to determine whether the joint venture should be accounted for under the equity method of accounting or consolidated into the financial statements. The Company has determined that the limited partners and/or tenants in common in its real estate ventures have certain protective and substantive participation rights that limit the Company’s control of the investment. Therefore, the Company’s share of its investment in real estate ventures have been accounted for under the equity method of accounting in the accompanying condensed consolidated financial statements.

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
Revenue Recognition. The Company recognizes revenue from rent, tenant reimbursements, and other revenue once all of the following criteria are met:
•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the amount is fixed or determinable; and

•	the collectability of the amount is reasonably assured.
Minimum annual rental revenue is recognized in rental revenues on a straight-line basis over the term of the related lease.
Certain of the Company’s leases currently contain rental increases at specified intervals, and generally accepted accounting principles require the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable, included in other assets in the accompanying condensed consolidated balance sheets, includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of tenant receivables and/or deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. The balance in allowance for uncollectible accounts was $118,000 as of September 30, 2009. No such allowance was recorded as of December 31, 2008.
Discontinued Operations and Properties. The income or loss and net gain or loss on dispositions of operating properties and the income or loss on all properties classified as held for sale are reflected in the statements of operations as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria are met. At such time, the Company presents the respective assets and liabilities separately on the balance sheets and ceases to record depreciation and amortization expense. As of September 30, 2009 and December 31, 2008, the Company did not have any properties classified as held for sale.

Impairment. Management assesses whether there are any indicators that the value of the Company’s investments in real estate assets and unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets and unconsolidated real estate ventures at September 30, 2009 and December 31, 2008.
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
The Company believes that it has met all of the REIT distribution and technical requirements for the nine months ended September 30, 2009 and for the year ended December 31, 2008.
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
Weighted average shares from share based compensation, shares from conversion of NetREIT 01 LP Partnership, NetREIT Casa Grande LP Partnership and shares from convertible preferred and warrants totaling 1,085,526 shares of common stock for the three and nine months ended September 30, 2009 were excluded from the computation of diluted earnings per share as their effect was anti-dilutive. Weighted average shares from share based compensation, shares from conversion of NetREIT 01 LP Partnership and shares from convertible preferred and warrants totaling 958,177 shares of common stock for the three and nine months ended September 30, 2008 were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

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
The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, as of September 30, 2009 and December 30, 2008, did not have any assets or liabilities that were measured at fair value on a nonrecurring basis. Our Company policy establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical financial instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as instruments that have little to no pricing observability as the reporting date.
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
Segments. The Company acquires and operates income producing properties including office properties, residential properties, retail properties and self-storage properties and invests in real estate assets and; as a result, the Company operates in four business segments. The Company, on a limited basis has invested in mortgage loans that have also been reported as a segment. See Note 9 “Segment Information”.
Recent Issued Accounting Standards. Effective September 30, 2009, the Company adopted the FASB’s new Accounting Standard Codification (“ASC”) as the single source of authoritative accounting guidance under the Generally Accepted Accounting Principles (“GAAP”) Topic. The ASC does not create new accounting and reporting guidance, rather it reorganizes GAAP pronouncements into approximately 90 topics within a consistent structure. All guidance in the ASC carries an equal level of authority. Relevant portions of authoritative content, issued by the SEC, for SEC registrants, have been included in the ASC. After the effective date of the Codification, all nongrandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed nonauthoritative. Adoption of the Codification also changed how the Company references GAAP in its condensed consolidated financial statements.

Effective June 30, 2009, the Company adopted new guidance to the Subsequent Events Topic of the FASB ASC. The Subsequent Events Topic establishes general standards of accounting for and disclosure of events that occur after the statement of financial condition date but before financial statements are issued or are available to be issued. Companies are required to disclose the date through which subsequent events were evaluated as well as the date the financial statements were issued or available to be issued. Adoption of this guidance did not have any impact on the Company’s condensed consolidated financial statements. The Company evaluated subsequent events through the filing date of our quarterly 10-Q with the Securities and Exchange Commission on November 13, 2009.
In April 2009, the FASB issued additional guidance under the Fair Value Measurements and Disclosures Topic of the ASC. This update relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. This update provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. Also included is guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.
In April 2009, the FASB issued additional guidance under the Financial Instruments Topic of the ASC. This update requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. This update also requires interim financial reporting disclosures in summarized financial information at interim reporting periods. This update is applicable to public companies only. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

3. REAL ESTATE ASSETS AND LEASE INTANGIBLES
A summary of the eleven properties owned by the Company as of September 30, 2009 is as follows:

					Real estate
				Property	assets, net
Property Name	Date Acquired	Location	Square Footage	Description	(in thousands)
Havana/Parker Complex	September2006	Aurora, Colorado	114,000	Office	$6,510.2
World Plaza	September 2007	San Bernardino, California	55,096	Retail	5,855.8
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	2,041.2
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,650	Self-Storage	7,525.0
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	9,284.4
Waterman Plaza	August 2008	San Bernardino, California	21,285	Retail	6,725.9
Pacific Oaks Plaza	September 2008	Escondido, California	16,037	Office	4,752.4
Morena Office Center	January 2009	San Diego, California	26,784	Office	6,267.3
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	1,932.6
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,451.5
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self-Storage	6,143.3

		Total real estate assets, net			$59,489.6

The following table sets forth the components of the Company’s investments in real estate:

	September 30,	December 31,
	2009	2008

Land	$10,792,361	$7,710,502
Buildings and other	49,352,253	35,497,050
Tenant improvements	1,953,510	1,530,927

	62,098,124	44,738,479
Less accumulated depreciation and amortization	(2,608,539)	(1,362,619)

Real estate assets, net	$59,489,585	$43,375,860

During the nine months ended September 30, 2009, the Company acquired four properties, which are summarized below:
In January 2009, the Company acquired the Morena Office Center, an office building located in San Diego, California. The purchase price for the property was $6.6 million, including transaction costs. The Company purchased the property with $3.4 million cash and a $3.2 million draw on its line of credit facility. This property consists of a building of approximately 26,784 rentable square feet.
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
In August 2009, NetREIT (“Company”) completed the acquisition of Sparky’s Thousand Palms Self-Storage (Formerly known as Monterey Palms Self-Storage) (“Thousand Palms”) located in Thousand Palms, California. The purchase price for the Property was $6.2 million. The Company paid the purchase price through a cash payment of $1.5 million which was applied to closing costs and fees and to an existing loan secured by Thousand Palms, and assumed a nonrecourse, variable interest rate, Promissory Note with a principal balance after the closing of $4.7 million.
The Company allocated the purchase price of the properties acquired during the nine months ended September 30, 2009 as follows:

							Total
		Buildings	Tenant	In-place	Leasing	Tenant	Purchase
	Land	and other	Improvements	Leases	Costs	Relationships	Price

Morena Office Center	$1,333,000	$4,833,141	$242,324	$80,861	$85,647	—	$6,574,973

Fontana Medical Plaza	556,858	1,362,942	—	—	—	—	1,919,800

Rangewood Medical Office Building	572,000	1,750,731	152,683	113,542	41,044	—	2,630,000

Sparky’s Thousand Palms Self-Storage	620,000	5,530,000	—	—	—	50,000	6,200,000

Lease Intangibles
The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	September 30, 2009			December 31, 2008
		Accumulated	Lease		Accumulated	Lease
	Lease intangibles	amortization	intangibles, net	Lease intangibles	amortization	intangibles, net
In-place leases	$635,658	$(216,075)	$419,583	$459,657	$(83,231)	$376,426
Leasing costs	522,344	(163,569)	358,775	416,011	(69,088)	346,923
Tenant relationships	242,812	(196,979)	45,833	192,812	(180,617)	12,195
Below-market lease	(40,298)	14,440	(25,858)	(40,160)	4,365	(35,795)

	$1,360,516	$(562,183)	$798,333	$1,028,320	$(328,571)	$699,749

The estimated aggregate amortization expense for the remainder of the current year, each of the succeeding five years and thereafter is as follows:

Estimated
Aggregate
Amortization
Expense
Three months ending December 31, 2009	$86,230
Year ending December 31, 2010	258,663
2011	144,885
2012	117,234
2013	60,817
2014	36,134
Thereafter	94,370

$798,333

The weighted average amortization period for the intangible assets, including in-place leases, leasing costs, tenant relationships and below-market leases acquired as of September 30, 2009 was 5.8 years.

4. INVESTMENT IN REAL ESTATE VENTURES
The following table sets forth the components of the Company’s investment in real estate ventures:

	Equity	September 30,	December 31,
	Percentage	2009	2008

Garden Gateway Plaza	94.0%	$12,783,930	$13,232,571
Sparky’s Palm Self-Storage	52.0	2,337,032	2,380,484
7-Eleven Escondido	51.4	691,627	694,458
Casa Grande Apartments	20.1	141,495	147,530
Dubose Acquisition Partners II & III, Ltd	51.0	1,500,320	—

		$17,454,404	$16,455,043

In 2009, the Company has invested a total of $1,456,050 in Dubose Acquisition Partners II & III, Ltd (“Dubose Partnerships”). The Dubose Partnerships, which are related party transactions, have been formed for the purpose of purchasing model homes on a sale leaseback transaction with a potential for capital appreciation as well as rental income from the properties.
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
The Company’s share of earnings from these equity investments for the three months ended September 30, 2009 and 2008 was $5,722 and $10,257, respectively. The Company’s share of losses from these equity investments for the nine months ended September 30, 2009 was $50,382 and the Company had equity in earnings of $27,825 for the nine months ended September 30, 2008.

Condensed balance sheets of all entities included in investment in real estate ventures as of September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008

Real estate assets and lease intangibles	$18,093,827	$17,107,835

Total assets	$18,093,827	$17,107,835

Liabilities	$639,423	$662,792
Owner’s equity	17,454,404	16,445,043

Total liabilities and owner’s equity	$18,093,827	$17,107,835

Condensed statements of operations of the entities included in investment in real estate ventures for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Rental income	$794,105	$72,940	$2,312,826	$168,176

Costs and expenses:
Rental operating costs	297,777	35,845	808,253	73,768

	$496,328	$37,095	$1,504,573	$94,408

5. MORTGAGES RECEIVABLE
Mortgages receivable, together with accrued interest, having a balance due of approximately $2.1 million went into default on January 1, 2009. At December 31, 2008, the Company suspended accruing interest on these loans. In May 2009, the Company acquired title to the property that was securing the mortgages receivable. The property was acquired at a book value of $2.1 million. The property is not an income producing property, is not an integral component of the Company’s real estate asset portfolio and, therefore, is included in other assets in the condensed consolidated balance sheet at September 30, 2009.
In connection with acquiring title to this property, the Company has entered into an exclusive option to sell the property to the original borrower. The selling price is equal to the face value of the notes, all accrued interest through the date the Company acquired title to the property, all costs incurred to maintain the property including taxes and insurance plus additional charges equal to 1.75% of the outstanding balance per month from June 2009 through the date the option is exercised. The selling price was set at approximately $2.3 million as of the closing date and increases by a minimum of approximately $41,000 monthly, plus reimbursable expenses, until 18 months from the date the Company acquired title at which time the exclusive option to sell the property expires. The Company does not anticipate incurring any losses with respect to this property.

In connection with the sale of two properties in the fourth quarter of 2008 to unrelated tenants in common, the Company received mortgage notes receivable totaling $920,215 with interest rates ranging from 6.25% to 6.50% and due dates of October 15, 2009 for $603,841 and October 1, 2013 for $316,374. The loans call for interest only payments and both loans were current as of September 30, 2009. Both notes are secured by the mortgagee’s interest in the property.
6. MORTGAGE NOTES PAYABLE
The following table sets forth the components of mortgage notes payable as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008

Mortgage note payable in monthly installments of $24,330 through July 1, 2016, including interest at a fixed rate of 6.51%, collateralized by the Havana/Parker Complex property.	$3,410,731	$3,459,374

Mortgage note payable in monthly installments of $71,412 through April 5, 2014, including interest at a fixed rate of 6.08%; collateralized by the leases and office buildings of the Garden Gateway Plaza property. Certain obligations under the note are guaranteed by executive officers of the Company.	10,135,635	10,670,864

Mortgage note payable in monthly installments of $27,088 through February 1, 2012, including interest at a fixed rate of 5.31%; collateralized by the World Plaza property.	3,416,856	3,522,227

Revolving line of credit facility to borrow up to $6,597,500, interest only payments at a fixed rate of 6.25%; principal payable December 10, 2009; collateralized by the Executive Office Park and Regatta Square properties.	—	20,000

Mortgage note payable in monthly installments of $25,995 through September 1, 2015, including interest at a fixed rate of 6.5%; collateralized by the Waterman Plaza property.	3,786,432	3,834,492

Mortgage note payable in monthly installments of $28,842 through March 1, 2034, including interest at a variable rate ranging from 5.5% to 10.5%; with a current rate of 5.5% collateralized by the Thousand Palms property.	4,656,007	—

	$25,405,661	$21,506,957

In October 2008, the Company sold an undivided 5.99% interest in the Garden Gateway Plaza and, as a result, is in default of a covenant on its Garden Gateway loan. Prior to completing the sale, the Company sought the approval and waiver from the lender. The approval was not finalized before completing the sale. As a result, the loan is callable by the lender at any time. The Company has communicated this default to the lender and is attempting to obtain a waiver on this default. In its latest response, the lender has requested an assumption fee, with respect to the transfer of the undivided 5.99% interest, of one percent (approximately $107,000) and our reimbursement of its legal expenses. The Company is current with respect to payments due under the loan, is performing on all other conditions and covenants of the loan and does not believe the resolution of this matter will have a significant impact on the Company’s financial position or results of operations.
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
The Company has entered into a property management agreement with CHG Properties, Inc. (“CHG”), a wholly owned subsidiary of CI, to manage all of its properties at rates of up to 5% of gross income. During the three months ended September 30, 2009 and 2008, the Company paid CHG total management fees of $88,300 and 64,668, respectively. During the nine months ended September 30, 2009 and 2008, the Company paid CHG total management fees of $250,866 and $175,344, respectively.
During the term of the property management agreement, the Company has an option to acquire the business conducted by CHG. The option is exercisable, without any consent of the property manager, its board or its shareholders, with the approval of a majority of the Company’s directors not otherwise interested in the transaction. The option price is shares of the Company to be determined by a predefined formula based on the net income of CHG during the nine month period immediately preceding the month in which the acquisition notice is delivered. The Company has no intention to exercise the option to acquire CHG.
Beginning in November 2008, the Company took occupancy of Pacific Oaks Plaza in Escondido, California and leased a portion of the building to affiliates. Total rent charged and paid by these affiliates for the three months ended September 30, 2009 was approximately $12,486. Total rent charged and paid by these affiliates for the nine months ended September 30, 2009 was approximately $37,460.
In 2009, the Company has invested in two limited partnerships where the General Partner is Dubose Model Homes USA LP (“Dubose Model Homes”). Larry Dubose, a director of the Company, serves as President of Dubose Model Homes. The General Partner does not have an economic interest in either partnership and will not make any capital contributions. The General Partner receives fees for due diligence and a management fee for accounting and administrative services. Total fees paid to Dubose Model Homes by the partnerships for the nine months ended September 30, 2009 were approximately $38,000.

8. STOCKHOLDERS’ EQUITY
Share-Based Incentive Plans
Stock Options.
Each of these options was awarded pursuant to the Company’s 1999 Flexible Incentive Plan (the “Plan”). The exercise price and number of shares under option have been adjusted to give effect to stock dividends declared by the Company. There have not been any stock options granted since September 2005.
The following table summarizes employee stock option activity for the nine months ended September 30, 2009:

		Weighted
		Average Exercise
	Shares	Price
Balance, December 31, 2008	20,253	$8.31
Options Exercised	(9,766)	$7.96

Options outstanding and exercisable, September 30, 2009	10,487	$8.64

At September 30, 2009, the options outstanding and exercisable had an exercise price of $8.64. The expiration date of the remaining options outstanding is June 2010.
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of options outstanding, all of which are exercisable, was $14,280 at September 30, 2009.
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
The value of the nonvested shares was calculated based on the offering price of the shares in the most recent private placement offering of $10 adjusted for a 5% stock dividend since granted. The value of granted nonvested restricted stock issued during the nine months ended September 30, 2009 and 2008 totaled $418,900 and $278,710, respectively. During the nine months ended September 30, 2009 and 2008, dividends of $30,204 and $15,052 were paid on the nonvested shares, respectively. The nonvested restricted shares will vest in equal installments over the next two to four and a quarter years.
Cash Dividends. Cash dividends declared per common share for the nine months ended September 30, 2009 and 2008 were $0.45 and $0.44, respectively. The dividend paid to stockholders of the Series AA Preferred for the three months ended September 30, 2009 was $21,963. The dividend paid to stockholders of the Series AA Preferred for the nine months ended September 30, 2009 and 2008 was $65,888, or an annualized portion of the 7% of the liquidation preference of $25 per share.
Sale of Common Stock. During the nine months ended September 30, 2009, the net proceeds from the sale of 1,636,270 shares of common stock was $13,421,484. During the nine months ended September 30, 2008, the net proceeds from the sale of 1,830,184 shares of common stock was $15,424,868.

9. SEGMENTS
The Company’s five reportable segments consists of the four types of commercial real estate properties and mortgage loan activities for which the Company’s decision-makers internally evaluate operating performance and financial results: Residential Properties, Office Properties, Retail Properties, Self-Storage Properties and, on a limited basis, Mortgage Loans. The Company also has certain corporate level activities, including accounting, finance, legal administration and management information systems which are not considered separate operating segments.
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

The following tables reconcile the Company’s segment activity to its consolidated results of operations and financial position for the three and nine months ended September 30, 2009 and 2008 and as of September 30, 2009 and December 31, 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Office Properties:
Rental income	$745,507	$846,990	$2,212,645	$2,071,834
Property and related expenses	467,951	425,409	1,237,043	1,081,513

Net operating income, as defined	277,556	421,581	975,602	990,321

Equity in losses from real estate ventures	(53,676)	—	(196,337)	—

Residential Properties:
Rental income	—	—	—	49,517
Property and related expenses	—	—	—	25,456

Net operating income, as defined	—	—	—	24,061

Equity in earnings from real estate ventures	30,665	3,000	68,355	11,877

Retail Properties:
Rental income	384,446	319,693	1,136,995	871,029
Property and related expenses	94,506	130,515	333,622	324,806

Net operating income, as defined	289,940	189,178	803,373	546,223

Equity in earnings from real estate ventures	10,408	7,257	30,424	15,948

Self Storage Properties:
Rental income	210,985	303,262	536,091	917,276
Property and related expenses	116,344	179,556	304,024	521,255

Net operating income, as defined	94,641	123,706	232,067	396,021

Equity in earnings from real estate ventures	18,325	—	47,176	—

Mortgage loan activity:
Interest income	14,903	67,923	44,217	192,068

Reconciliation to Net Loss Available to Common Stockholders:

Total net operating income, as defined, for reportable segments	682,762	812,645	2,004,877	2,176,519
Unallocated other income:
Gain on sale of real estate	—	—	—	605,539
Total other income	1,368	17,834	23,642	55,092
Unallocated other expenses:
General and administrative expenses	507,156	360,327	1,576,618	942,196
Interest expense	261,678	376,920	712,857	946,772
Depreciation and amortization	555,749	636,252	1,556,216	1,597,802

Net loss	(640,453)	(543,020)	(1,817,172)	(649,620)
Preferred dividends	(21,963)	(21,963)	(65,888)	(65,888)

Net loss available for common stockholders	$(662,416)	$(564,983)	$(1,883,060)	$(715,508)

	2009	2008
Assets:
Office Properties:
Land, buildings and improvements, net (1)	$31,585,802	$21,088,756
Total assets (2)	32,429,820	22,397,320
Investment in real estate ventures	12,783,930	13,232,571

Residential Property:
Land, buildings and improvements, net (1)	—	—
Total assets(2)	—	—
Investment in real estate ventures	1,658,345	147,530

Retail Properties:
Land, buildings and improvements, net (1)	16,358,036	16,692,805
Total assets(2)	16,549,830	17,104,905
Investment in real estate ventures	691,627	694,458

Self-Storage Properties:
Land, buildings and improvements, net (1)	13,714,084	7,664,048
Total assets(2)	13,774,201	7,875,137
Investment in real estate ventures	2,337,033	2,380,484

Mortgage loan activity:
Mortgage receivable and accrued interest	920,215	3,052,845
Total assets	920,215	3,052,845

Reconciliation to Total Assets:
Total assets for reportable segments	81,145,001	66,885,250
Other unallocated assets:
Cash and cash equivalents	1,905,772	4,778,761
Prepaid expenses and other assets, net	2,932,932	766,869

Total Assets	$85,983,705	$72,430,880

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.

(2)	Includes land, buildings, building improvements, current receivables, deferred rent receivables, deferred leasing costs and other related intangible assets, all shown on a net basis.

	Nine months ended
	September 30,
	2009	2008
Capital Expenditures: (1)
Office Properties:
Acquisition of operating properties	$11,124,800	$14,963,070
Capital expenditures and tenant improvements	398,834	262,952

Residential Property:
Acquisition of operating properties (2)	1,456,050	—
Capital expenditures and tenant improvements	—	—

Retail Properties:
Acquisition of operating properties	—	7,164,030
Capital expenditures and tenant improvements	—	158,377

Self-Storage Properties:
Acquisition of operating properties	6,200,000	—
Capital expenditures and tenant improvements	7,133	22,029

Mortgage Loan Activity:
Loans originated	—	173,813

Total Reportable Segments:
Acquisition of operating properties	17,324,800	22,127,100
Capital expenditures and tenant improvements	405,967	443,358

Total real estate expenditures	$17,730,767	$22,570,458

Total loan origination	$—	$173,813

Total investment in real estate ventures	$1,456,050	$—

(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

(2)	Included in investments in real estate ventures.

10. Subsequent Events
In October 2009, NetREIT and five former tenants in common of Casa Grande Apartments and Palm Self-Storage contributed their respective ownership interests in these properties into NetREIT Casa Grande LP and NetREIT Palm LP. In exchange for the contribution of property, the owners became limited partners of these partnerships and NetREIT became the general partner. The partners have an option to exchange their equity interest in the partnership for up to 336,323 shares of Company common stock at a conversion price equal to $9.30 per share. The Company has a put option to convert the partner’s equity interests in these limited partnerships to shares of Company common stock at $9.30 per share for up to 336,323 shares.
In October 2009, William H. Allen, as trustee for the Allen Trust, authorized the conversion of 33.3% of the Trust’s interest in the NetREIT LP 01 partnership into 25,790 shares of NetREIT common stock. In November 2009, the Company purchased these shares from the Allen Trust for $9.30 per share for a total of $239,844. Mr. Allen was elected to the Board of Directors at our annual shareholder meeting on October 16, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion relates to our condensed consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to materially differ from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the timing and strength of national and regional economic growth, the strength of commercial and residential markets, competitive market conditions, and fluctuations in availability and cost of construction materials and labor resulting from the effects of worldwide demand, future interest rate levels and capital market conditions.
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
Global Economic Outlook
Throughout 2008 and continuing through the third quarter of 2009, the U.S. and global economy has been in a recession. The current economic environment is characterized by a severe residential housing slump, depressed commercial real estate valuations, weak consumer confidence, rising unemployment and concerns regarding stagflation, deflation and inflation. Numerous financial systems around the world have become illiquid and banks have become less willing to lend to borrowers. While recent economic data reflects an improvement of the economy and credit markets, the cost and availability of credit continues to be adversely affected. We do not know if the adverse conditions affecting real estate will again intensify or the full extent to which the economic disruption will continue to affect us. Continued market volatility could impact our liquidity, financial condition and our ability to finance future property acquisitions. If these market conditions continue, they may further limit our ability to timely refinance maturing liabilities and access to the capital markets to meet liquidity needs. A consumer-led economic slowdown has had a meaningful impact on most retailers, causing many companies, both national and local, to cease or curtail operations or declare bankruptcy. We have seen these economic conditions broadly across all of our markets.
California Economic Outlook
The State of California’s economy has been affected in a similar manner, if not more so. In addition, California reported a significant budget deficit that could further impact and aggravate the current recessionary conditions with the state. If the California State Legislature enacts new tax legislation that adversely impacts businesses operating in California, including us and our tenants, it could adversely affect our financial condition, results of operations and cash flow.

At September 30, 2009 we own, or have an equity interest in, 12 offices buildings, 3 retail properties, one vacant land property and 3 self-storage facilities in the State of California. On September 30, 2009 approximately 41% of our in real estate investments were located in the State of California.
REAL ESTATE VALUATIONS
The value of our properties may be adversely affected by the general economic conditions and the resulting impact on market conditions or a downturn in tenants’ businesses. The demand for office and retail properties or decreases in market rental rates due to the economic slowdown could also have a negative impact on the value of our properties, including the value of related tenant improvements. If we are required under GAAP accounting to write down the carrying value of any of our properties to the lower of cost or market due to impairment, or as a result of early lease terminations, our financial condition and results of operation would be negatively affected.
LEASING ACTIVITY AND RENTAL RATES
Net rental income is affected by our ability to maintain the occupancy rates and to lease currently available space and space that may become available due to unscheduled lease terminations. The amount of rental income also depends on our ability to maintain or increase rental rates in the submarkets that we own property. Negative trends in either occupancy or in rental rates could adversely affect our rental income in future periods. These macro-trends have made it more difficult for us to achieve one of our objectives on the short-term basis of growing our business through maintaining and/or increasing occupancy rates and putting downward pressure on existing rents at new leases and renewals. The following tables set forth certain information regarding the changes in rental rates and leases on occupancy of same-store properties that were owned the entire periods during the three and nine months ended September 30, 2009.

	Three Months ended		Nine Months ended
	September 30, 2009		September 30, 2009
	Rental		Rental
	Rates	Occupancy	Rates	Occupancy

Office Properties	(2.4)%	0.3%	(2.4)%	(1.4)%
Residential Properties (1)	(7.5)	4.9	(2.1)	2.5
Retail Properties	(6.1)	2.2	(8.2)	2.3
Self-Storage Properties (2)	6.8	(8.9)	0.7	5.0

(1)	This represents only 2 apartments in a building with a total of 39 apartments.

(2)
Both of these properties were not stabilized when we acquired them. Rent rate specials were offered to increase occupancy which affect this years rental income that could be mitigated if the tenants continue after the special ends.

OVERVIEW AND BACKGROUND
NetREIT (which we sometimes refer to as “we,” “us” or the “Company”) operates as a self-administered REIT headquartered in the Pacific Oaks Plaza, in the City of Escondido in San Diego County, California. We have been in a growth stage having increased capital by approximately 42.7% to $55.5 million at September 30, 2009 from $38.9 million at September 30, 2008. Our investment portfolio, consisting primarily of real estate assets, net; lease intangibles, net; a land purchase option; and investments in real estate ventures, increased by approximately 67.4% to $73.0 million at September 30, 2009 from $43.8 million at September 30, 2008. The increase in capital and the increase in the real estate investment portfolio was made possible by the increase in net proceeds from the sale of common stock of approximately $24.5 million during the twelve month period ended September 30, 2009.
As of September 30, 2009, the Company owned or had an equity interest in seven office buildings (“Office Properties”) which total approximately 354,000 rentable square feet, three retail shopping centers and a single tenant retail property (“Retail Properties”) which total approximately 85,000 rentable square feet, one 39 unit apartment building and one investment in a partnership with residential real estate assets (“Residential Properties”), and three self-storage facilities (“Self-Storage Properties”) which total approximately 313,000 rentable square feet.
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
Our residential and self-storage properties that we currently own are rented under short term agreements of six months or less. Our self-storage properties are located in markets that have multiple self-storage properties from which to choose. Competition will impact our property results. Our operating results of these properties depend materially on our ability to lease available self storage units, to actively manage unit rental rates, and on the ability of our tenants to make required rental payments. We believe that we will continue to respond quickly and effectively to changes in local and regional economic conditions by adjusting rental rates by concentration of these properties in one region of Southern California. We depend on advertisements, flyers, web sites, etc. to secure new tenants to fill any vacancies.

Current Developments and Trends
As mentioned above, real estate financing and sales markets are experiencing severe illiquidity, disruptions and uncertainty. These are trends which we first began experiencing in the Fall of 2007. We expect this trend to continue throughout the remainder of 2009 and possibly beyond.
We believe uncertainty in the real estate financing market will continue to make mortgage financing more difficult to obtain, which may affect our ability to finance future property acquisitions. Three of our four acquisitions during the nine month period ended September 30, 2009 were obtained for cash and draws on our existing line of credit. The fourth was acquired with cash and the assumption of an existing mortgage loan.
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
Property Acquisitions. Effective January 1, 2009, the Company adopted new accounting provisions pertaining to business combinations. These new provisions, accounted for prospectively, require the Company to recognize acquired assets and liabilities in a purchase transaction at fair value as of the acquisition date. In addition, the accounting treatment for certain items, including acquisition costs, are expensed as incurred. Adoption of the new provisions has not had a significant effect to the periods presented in these condensed consolidated financial statements and the Company does not anticipate that the provisions will have a significant effect on future operations.
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
The total value allocable to intangible assets acquired, which generally consists of unamortized lease origination costs, in-place leases and tenant relationships, are allocated based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the remaining term of the lease and the tenant’s credit quality, among other factors.

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
The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to recruit a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $113,716 and $151,094 for the three months ended September 30, 2009 and 2008, respectively. Amortization expense related to these assets was $282,612 and $391,179 for the nine months ended September 30, 2009 and 2008, respectively.
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
Sales of Undivided Interests in Properties. Profits from sales will not be recognized under the full accrual method by the Company until certain criteria are met. Profit (the difference between the sales value and the proportionate cost of the partial interest sold) shall be recognized at the date of sale if a sale has been consummated and the following:
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
The Company did not have any sales of interests in its real estate in the three or nine months ended September 30, 2009. The Company did not have any sales of interests in its real estate in the three months ended September 30, 2008. The Company had 2 partial sales of interests in properties in the nine months ended September 30, 2008. In both cases, the criteria for meeting the full accrual method were met.
Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense related to these assets was $426,941 and $468,015 for the three months ended September 30, 2009 and 2008, respectively. Depreciation expense related to these assets was $1,245,919 and $1,167,960 for the nine months ended September 30, 2009 and 2008, respectively.
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

Investments in Real Estate Ventures. The Company analyzes its investments in joint ventures to determine whether the joint venture should be accounted for under the equity method of accounting or consolidated into the financial statements. The Company has determined that the limited partners and/or tenants in common in its real estate ventures have certain protective and substantive participation rights that limit the Company’s control of the investment. Therefore, the Company’s share of its investment in real estate ventures have been accounted for under the equity method of accounting in the accompanying condensed consolidated financial statements.
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
Impairment. Management assesses whether there are any indicators that the value of the Company’s investments in real estate assets and unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets and unconsolidated real estate ventures at September 30, 2009 and December 31, 2008.
Revenue Recognition. The Company recognizes revenue from rent, tenant reimbursements, and other revenue once all of the following criteria are met:
•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the amount is fixed or determinable; and

•	the collectability of the amount is reasonably assured.
Minimum annual rental revenue is recognized in rental revenues on a straight-line basis over the term of the related lease.

Certain of the Company’s leases currently contain rental increases at specified intervals, and generally accepted accounting principles require the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable, included in other assets in the accompanying condensed consolidated balance sheets, includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of tenant receivables and/or deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. The balance of allowance for uncollectible accounts receivable was $118,000 as of September 30, 2009. No such allowance was recorded as of December 31, 2008.
THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS
Our results of operations for the three and nine months ended September 30, 2009 are not indicative of those expected in future periods as we expect that rental income, earnings from real estate ventures, interest expense, rental operating expenses and depreciation and amortization will significantly increase in future periods as a result of operations from assets acquired during 2008 and 2009 for an entire period and as a result of anticipated future acquisitions of real estate investments.
RECENT EVENTS HAVING SIGNIFICANT EFFECTS ON RESULTS OF OPERATIONS COMPARISONS
Assets Purchased
In July 2008, the Company acquired Executive Office Park located in Colorado Springs, Colorado. The purchase price for the property was $10.1 million, including transaction costs. The Company purchased the property for $3.5 million cash and with $6.6 million borrowed under a line of credit the Company established on July 9, 2008. This property is comprised of a condominium development consisting of four separate buildings situated on four legal parcels. The property is developed as an office condominium complex. The property consists of a total of 65,084 rentable square feet situated on a total of 4.65 acres. Results of operations for this property are included for approximately two and a half months of the three and nine month periods ended September 30, 2008 compared to inclusion for the full three and nine months in 2009.
In August 2008, the Company acquired Waterman Plaza located in San Bernardino, California. The purchase price for the property was $7.2 million, including transaction costs. The Company purchased the property with $3.3 million cash and a new fixed rate mortgage note in the amount of $3.9 million secured by this property. This property is a newly constructed retail/office building consisting of approximately 21,285 square feet situated on a total of 2.7 acres with approvals to construct an additional 2,500 square foot building. Results of operations for this property are included for approximately one and a half months of the three and nine month periods ended September 30, 2008 compared to inclusion for the full three and nine months in 2009.

In September 2008, the Company acquired the Pacific Oaks Plaza, an office building located in Escondido, California. The purchase price for the property was $4.9 million, including transaction costs, all paid in cash. This property consists of approximately 16,000 square feet and is being utilized as the Company’s headquarters, and approximately 3,900 square feet of the building is leased to an unrelated entity. Results of operations for this property are included for less than one month in the three and nine month periods ended September 30, 2008 compared to inclusion for the full three and nine months in 2009.
In January 2009, the Company acquired the Morena Office Center, an office building located in San Diego, California. The purchase price for the property was $6.6 million, including transaction costs. The Company purchased the property with $3.4 million cash and a $3.2 million draw on its line of credit facility. This property consists of approximately 26,784 square foot building on approximately 0.62 acres. There are no results of operations for this property included for the three and nine months ended September 30, 2008 compared to inclusion for the entire three months and substantially all of the nine months ended September 30, 2009.
In February 2009, the Company and Fontana Dialysis Building, LLC formed Fontana Medical Plaza, LLC (“FMP”) which the Company is Managing Member and 51% owner. On February 19, 2009, FMP assumed an agreement to purchase the Fontana Medical Plaza located in Fontana, California. The purchase price for the property was $1,900,000. The Company purchased the property with $800,000 cash and a $1,100,000 draw on its line of credit facility. The property consists of approximately 10,500 square feet and is currently unoccupied. The FMP has also assumed a lease agreement for a tenant to occupy 100% of the building for ten years with three five year renewal options. The new tenant is expected move in upon the completion of the tenant improvements expected to be complete no later than November 2009. The lease agreement requires annual rent payments during the first five years of $259,973 increasing by 12.5% on the fifth year anniversary and on each five year anniversary thereafter. There are no results of operations for this property in either the three and nine month periods ended September 30, 2009 and 2008.
In March 2009, the Company acquired The Rangewood Medical Office Building (“Rangewood”) located in Colorado Springs, Colorado. The purchase price for the property was $2.6 million. The Company purchased the property with $200,000 cash and a $2,430,000 draw on its line of credit facility. Rangewood is a 3-story, Class A medical office building of approximately 18,222 rentable square feet. The building was constructed in 1998 and as of the date of the acquisition, was 92% occupied. There are no results of operations for this property included for the three and nine months ended September 30, 2008 compared to the entire three months ended September 30, 2009 and approximately one week and three months in the nine months ended September 30, 2009.
In August 2009, the Company acquired Sparky’s Thousand Palms Self-Storage (formerly known as Monterey Palms Self-Storage) (“Thousand Palms”) located in Thousand Palms, California. The purchase price for the Property was $6.2 million. The Company paid the purchase price through a cash payment of $1.5 million which was applied to closing costs and fees and to an existing loan secured by Thousand Palms, and assumed a nonrecourse, variable interest rate, Promissory Note with a principal balance after the closing of $4.7 million. The Property consists of nine (9) single story, Class A buildings, constructed of reinforced concrete masonry and metal construction with 113,126 rentable square feet comprised of 549 storage units which range in size from 25 to 300 square feet, and 94 enclosed RV and boat storage units that range in size from 150 to 600 square feet. The Property was built in 2007 and as of the date of acquisition was approximately 47% occupied.

Sales of Undivided Interests in our properties
The Company made no sales of real estate during the three and nine months ended September 30, 2009. Sales of undivided interests in earlier periods are described below by property:
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
Since the date of the first sale in March 2008, the Company began accounting for the property using the equity method. As a result, rental income and rental operating expenses are not included in the three months ended September 30, 2008 and included for two and a half months in the nine months ended September 30, 2008. Rental income and rental operating costs are not included in the three and nine months ended September 30, 2009. Instead, the net results of the property are included in the condensed consolidated statement of operations under the caption equity in earnings of real estate ventures.
As of September 30, 2009, the Company’s remaining investment in the property was 20.1%.
In April 2009, NetREIT and one of the tenants in common formed the NetREIT Casa Grande LP (“NetREIT Casa”), a California limited partnership with NetREIT as the General Partner. In October 2009, the other remaining tenants in common with interests in Casa Grande Apartments contributed their tenant in common interests for limited partner interests in NetREIT Casa. Beginning in October 2009, balances and activity from NetREIT Casa will be consolidated into balances and activity with NetREIT. The equity method of accounting for the Company’s investment in this property will no longer apply.
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
Since the date of the first sale in October 2008, the Company began accounting for the property using the equity method. As a result, rental income and rental operating expenses are included for the full three and nine months ended September 30, 2008 and are not included in the three and nine months ended September 30, 2009. Instead, the net results of the property are included in the condensed consolidated statement of operations under the caption equity in earnings of real estate ventures.
As of September 30, 2009, the Company’s remaining investment in the property was 52.0%.
In October 2009, NetREIT and the other tenants in common with interests in Sparky’s Palm Self-Storage formed the NetREIT Palm Self-Storage LP, (“NetREIT Palm”) a California limited partnership with NetREIT as the General Partner. All parties contributed their tenant in common interests for interests in NetREIT Palm. From the effective date of the agreement, balances and activity from NetREIT Palm will be consolidated into balances and activity with NetREIT. The equity method of accounting for the Company’s investment in this property will no longer apply.
Garden Gateway Plaza
In October 2008, the Company sold an undivided 5.99% interest in the Garden Gateway Plaza. The purchaser paid $1.0 million, of which $0.4 million was paid in cash and a $0.6 million promissory note was issued secured by the interest in the property. For financial reporting purposes, the gain of $0.1 million was recognized in the quarter ended December 31, 2008.
Since the date of sale in October 2008, the Company began accounting for the property using the equity method. As a result, rental income and rental operating expenses are included for the full three and nine months ended September 30, 2008 and are not included in the full three and nine months ended September 30, 2009. Instead, the net results of the property are included in the condensed consolidated statement of operations under the caption equity in earnings of real estate ventures.
Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008
Non-GAAP Supplemental Financial Measure: Rental Income and Rental Operating Costs before net down for Properties Accounted for Under the Equity Method:
The Company currently has four properties that it has sold partial interests in and the investors have certain protective and participating rights of ownership that prevents the Company from reporting the results of operations from these properties on a gross rental income and rental operating cost basis. Instead, under the equity method used for GAAP purposes, the Company reports only its share of net income based upon its pro rate share of its investment in the less than wholly owned property.

Management has chosen to provide an integrated analysis that includes a non-GAAP supplemental measure because we manage our real estate portfolio in this manner and we consider this computation to be an appropriate supplemental measure of comparable period to period rental income and rental operating costs. Accounting for rental income and rental operating costs changed to the equity method at the point in time that we sold partial undivided interests in these four properties. Our calculations of “grossed-up” rental income and rental operating costs may be different from calculations used by other companies. This information should not be considered as an alternative to the equity method under GAAP.
The following table reflects the adjustments made to reconcile from the equity method used to the actual results had the Company reported based on total gross rental income and rental operating costs of all properties including properties less than 100% owned.

	Three months ended September 30, 2009			Three months ended September 30, 2008
		Equity Method			Equity Method
	As Reported	Adjustments	Grossed-up	As Reported	Adjustments	Grossed-up

Rental income	$1,340,938	$641,367	$1,982,305	$1,469,945	$72,940	$1,542,885

Rental operating costs	678,801	270,559	949,360	735,480	35,845	771,325

Net operating income	$662,137	$370,808	$1,032,945	$734,465	$37,095	$771,560

Revenues
Rental income for the three months ended September 30, 2009 was $1,340,938 compared to $1,469,945 for same period during 2008, a decrease of $129,007, or 8.8%. However, on a “grossed-up” basis, rental income increased to $1,982,305 for the three months ended September 30, 2009, compared to $1,542,885 for the same period in 2008, an increase of $439,420, or 28.5%. The change in rental income as reported in 2009 compared to 2008 is primarily attributable to:
•
A decrease in rental income as reported due to partial sales of properties owned which was excluded from rental income, resulting in a decrease of reported rental income of $543,989 in the three months ended September 30, 2009.

•
The properties acquired by NetREIT prior to the end of 2007 and included for full three month periods generated $560,494 of rental income during the three months ended September 30, 2009 compared to $622,507 for the three months ended September 30, 2008, a decrease of $62,013. Rental income decreased by approximately 4% due to occupancy rates and another 6% due to decreases in rental rates. The balance of the decline was due to other non-recurring events.

•	Properties acquired after June 30, 2008 contributed an additional $170,258 in rental income in the three months ended September 30, 2009.
•	Properties acquired in 2009 contributed an additional $306,737 in rental income in the three months ended September 30, 2009.

Rental income is expected to continue to increase in future periods, as compared to historical periods, resulting from owning the assets acquired in 2008 and early 2009 for an entire year and anticipated future acquisitions of real estate assets.
Interest income from mortgage loans accounted for $14,903 of total interest income for the three months ended September 30, 2009, compared to $67,923 for the three months ended September 30, 2008, a decrease of $53,020. One of the borrower’s, with an aggregate principal balance of $1.9 million, went into default on January 1, 2009. As a result of the default, the Company suspended the accrual of additional interest income on the loans at December 31, 2008. The Company acquired title to the property in May 2009 and has entered into an exclusive option to sell the property back to the borrower. The selling price is equal to the face value of the notes, all accrued interest through the date the Company acquired title to the property, all costs incurred to maintain the property including taxes and insurance plus additional charges equal to 1.75% of the outstanding balance per month from June 2009 through the date the option is exercised. The selling price was set at approximately $2.3 million as of the closing date and increases by a minimum of approximately $41,000 monthly, plus reimbursable expenses, until 18 months from the date the Company acquired title at which time the exclusive option to sell the property expires. The Company does not anticipate incurring any losses with respect to this property.
Due to the low interest rates earned on short-term investments, the Company has been using available funds to pay down its line of credit facility with funds we might otherwise have kept in short term investments. For the three months ended September 30, 2009, we made principal payments on the outstanding balance of this loan of $1.1 million using the excess cash we had normally invested in short term investments in the past.
Rental Operating Costs
Rental operating costs were $678,801 for the three months ended September 30, 2009, compared to $735,480 for same period in 2008, a decrease of $56,679, or 7.7%. The decrease in rental operating costs in 2009 compared to 2008 is primarily attributable to the same reasons that rental income increased. Due to the partial sales of undivided interests in four of the properties, rental operating costs of $270,559 were excluded for the three months ended September 30, 2009 compared to $35,845 excluded in the same period in 2008. Rental operating costs on a “grossed-up” basis as a percentage of “grossed-up” rental income was 47.9% and 50.0% for the three month periods ended September 30, 2009 and 2008, respectively. The decrease in rental operating costs as a percentage of rental income is primarily attributable to the addition of the Morena Office Center in January 2009. For the quarter, Morena’s operating costs as a percentage of income was 23.9%.
Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Interest Expense
Interest expense decreased by $115,242 or 30.6%, to $261,678 for the three month period ended September 30, 2009 compared to $376,920 for the same period in 2008. The primary reason for the decrease is attributable to interest expense on the Garden Gateway property that has been reclassified to equity in earnings (losses) of real estate ventures. For the three months ended September 30, 2009, interest on the Garden Gateway loan was $156,137. During the three months ended September 30, 2009, the average balance of the mortgage loans on five of the properties was $24.1 million while the average for the same three months in 2008 on three properties was $23.4 million.
We anticipate interest expense to increase as a result of the increase in loan balances during 2008 and for an entire year 2009 and the interest expense on financing future acquisitions.
The following is a summary of our interest expense on loans included in the condensed consolidated statement of operations for the three months ended September 30:

	2009	2008
Interest on Havana/Parker Complex	$56,830	$57,898
Interest on Garden Gateway Plaza	—	163,238
Interest on line of credit facility	6,449	61,361
Interest on World Plaza	45,517	47,361
Interest on Waterman Plaza	61,618	34,757
Interest on Sparky’s Thousand Palms Self-Storage	29,806	—
Amortization of deferred financing costs	61,458	12,305

Interest Expense	$261,678	$376,920

At September 30, 2009, the weighted average interest rate on our mortgage loans of $25,405,661 was 5.99%.
General and Administrative Expenses
General and administrative expenses increased by $146,829 to $507,156 for the three months ended September 30, 2009, compared to $360,327 for the same period in 2008. In 2008, general and administrative expenses as a percentage of total “grossed-up” revenue, including rental income from joint ventures, was 25.6%, compared to 23.4% for the same period in 2008. In comparing our general and administrative expenses with other REITs you should take into consideration that we are a self administered REIT.

For the three months ended September 30, 2009, our salaries and employee related expenses increased $70,821 to $218,907 compared to $148,086 for the same three months in 2008. The increase in salary and employee expenses in 2009 was primarily attributable to the Company hiring a general counsel in late December 2008 and a vice president-finance in late February 2009. Further, non-cash compensation related to restricted stock grants to employees was approximately $15,000 additional expense for the three months ended September 30, 2009 compared to the same period in 2008. We anticipated an increase in staff and compensation costs as our capital and portfolio continue to increase. However, we anticipate that these costs as a percentage of total revenue will decline in future periods.
Insurance expenses increased by approximately $10,000 for the three months ended September 30, 2009 compared to the same period in 2008 due to the additional personnel, the addition of key man life insurance, the addition of directors and officers liability insurance and general insurance rate increases.
Legal, accounting and public company related expenses increased by approximately $14,000, to $134,000 in the three months ended September 30, 2009, compared to $120,000 during the same period in 2008. The increase is due to the additional costs associated with completing the restatement of financial statements for the year ended December 31, 2007 and the first two quarters of 2008 as well as the additional efforts involved with complying with SEC rules and regulations.
Directors’ compensation expense that consisted of non-cash amortization of restricted stock grants was approximately $24,000 higher for the three months ended September 30, 2009 over the same period in 2008.
Net Loss Attributable to NetREIT Common Stockholders
Net loss attributable to NetREIT common stockholders was $662,416, or $0.08 loss per share, for the three month period ended September 30, 2009, compared to loss of $564,983, or $0.10 loss per share, during the same period in 2008. The increase in net loss is due primarily due to the increase in general and administrative expenses and an increase in depreciation expense. We anticipate that our general and administrative expenses will not increase in the future to the same degree and we estimate that the past and continued growth in our investment portfolio will significantly reduce or eliminate the loss.
The net loss attributable to NetREIT common stockholders of $640,453 for the three month period ended September 30, 2009 included depreciation and amortization expense of $756,684, including depreciation and amortization expense on real estate ventures. The net loss of $543,020 for the same three months in 2008 included depreciation and amortization expense of $646,170, including depreciation and amortization expense on real estate ventures. Without these non cash charges, net income attributable to NetREIT common stockholders would have been $116,231 and $103,150, respectively.

Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008
Non-GAAP Supplemental Financial Measure: Rental Income and Rental Operating Costs before net down for Properties Accounted for Under the Equity Method:
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
Management has chosen to provide an integrated analysis that includes a non-GAAP supplemental measure because we manage our real estate portfolio in this manner and we consider this computation to be an appropriate supplemental measure of comparable period to period rental income and rental operating costs. Accounting for rental income and rental operating costs changed to the equity method at the point in time that we sold partial undivided interests in these four properties. Our calculations of “grossed-up” rental income may be different from calculations used by other companies. This information should not be considered as an alternative to the equity method under GAAP.
The following table reflects the adjustments made to reconcile from the equity method used to the actual results had the Company reported based on total gross rental income and rental operating costs of all properties including properties less than 100% owned.

	Nine months ended September 30, 2009			Nine months ended September 30, 2008
		Equity Method			Equity Method
	As Reported	Adjustments	Grossed-up	As Reported	Adjustments	Grossed-up

Rental income	$3,885,731	$1,925,730	$5,811,461	$3,909,656	$168,176	$4,077,832

Rental operating costs	1,874,689	798,803	2,673,492	1,953,030	73,767	2,026,797

Net operating income	$2,011,042	$1,126,927	$3,137,969	$1,956,626	$94,409	$2,051,035

Rental income for the nine months ended September 30, 2009 was $3,885,731 compared to $3,909,656 for same period in 2008, a decrease of $23,925, or 0.6%. However, on a “grossed-up” basis, rental income increased to $5,811,461 for the nine months ended September 30, 2009, compared to $4,077,832 for the same period in 2008, an increase of $1,733,629, or 42.5%. The increase in rental income as reported in 2009 compared to 2008 is primarily attributable to:
•
A decrease in rental income as reported due to partial sales of properties owned which excluded from rental income resulted in a decrease of reported rental income of $1,680,760 in the nine months ended September 30, 2009.

•
The properties acquired by NetREIT prior to the end of 2007 and included for full nine month periods generated $1,688,131 of rental income during the nine months ended September 30, 2009 compared to $1,925,447 for the nine months ended September 30, 2008, a decrease of $237,316. Rental income decreased by approximately 6% due to occupancy rates and another 6% due to decreases in rental rates. The balance of the decline was due to other non-recurring events.

•	Properties acquired after June 30, 2008 contributed an additional $1,894,151 in rental income in the nine months ended September 30, 2009.

Rental income is expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired in 2008 and early 2009 for an entire year and anticipated future acquisitions of real estate assets.
Interest income from mortgage loans accounted for $44,217 of total interest income for the nine months ended September 30, 2009, compared to $192,068 for the nine months ended September 30, 2008, a decrease of $147,851. As discussed above, a borrower with an aggregate principal balance of $1.9 million went into default on January 1, 2009. As a result of the default, the Company suspended the accrual of additional interest income on the loans at December 31, 2008. The Company acquired title to the property in May 2009 and has entered into an exclusive option to sell the property back to the borrower. The selling price is equal to the face value of the notes, all accrued interest through the date the Company acquired title to the property, all costs incurred to maintain the property including taxes and insurance plus additional charges equal to 1.75% of the outstanding balance per month from September 2009 through the date the option is exercised. The selling price was set at approximately $2.3 million as of the closing date and increases by a minimum of approximately $41,000 monthly, plus reimbursable expenses, until 18 months from the date the Company acquired title at which time the exclusive option to sell the property expires. The Company does not anticipate incurring any losses with respect to this property.
Due to the low interest rates earned on short-term investments, the Company has been using available funds to pay down its line of credit facility with funds we might otherwise have kept in short term investments. For the nine months ended September 30, 2009, we made principal payments on the outstanding balance of this loan of $9.4 million using the excess cash we had normally invested in short term investments in the past.
Rental Operating Costs
Rental operating costs were $1,874,689 for the nine months ended September 30, 2009, compared to $1,953,030 for same period in 2008, a decrease of $78,341, or 4.0%. The decrease in rental operating costs in 2009 compared to 2008 is primarily attributable to the partial sales of undivided interests in four of the properties, rental operating costs of $798,803 were excluded for the nine months ended September 30, 2009 compared to $73,767 excluded in the same period in 2008. Rental operating costs on a “grossed-up” basis as a percentage of “grossed-up” rental income was 46.0% and 49.7% for the nine month periods ended September 30, 2009 and 2008, respectively. Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Interest Expense
Interest expense was $712,857 for the nine month period ended September 30, 2009 compared to $946,772 for the same period in 2008. The primary reason for the decrease in interest expense of $233,915, or 24.7%is the reclassification of interest expense on the Garden Gateway property that has been reclassified to equity in earnings (losses) of real estate ventures. For the nine months ended September 30, 2009, interest expense on the Garden Gateway loan was $478,659.
During the nine months ended September 30, 2009, the average balance of the mortgage loans on five of the properties was $24.2 million while the average for the same nine months in 2008 on four properties was $19.7 million.
We anticipate interest expense to increase as a result of the increase in loan balances during 2008 and for an entire year 2009 and the interest expense on financing future acquisitions.
The following is a summary of our interest expense on loans included in the condensed consolidated statement of operations for the nine months ended September 30:

	2009	2008
Interest on Havana/Parker Complex	$169,438	$173,183
Interest on Garden Gateway Plaza	—	492,005
Interest on line of credit facility	104,594	61,362
Interest on World Plaza	137,955	143,416
Interest on Waterman Plaza	185,639	34,757
Interest on Sparky’s Joshua Self-Storage	—	9,543
Interest on Sparky’s Thousand Palms Self-Storage	29,806	—
Amortization of deferred financing costs	85,425	32,506

Interest Expense	$712,857	$946,772

General and Administrative Expenses
General and administrative expenses were $1,576,618 for the nine months ended September 30, 2009, compared to $942,196 for the same period in 2008 which represented an increase of $634,422. During the nine months ended September 30, 2009, general and administrative expenses as a percentage of total grossed-up revenue was 27.1%, compared to 23.1% for the same period in 2008. In comparing our general and administrative expenses with other REITs you should take into consideration that we are a self administered REIT.
For the nine months ended September 30, 2009, our salaries and employee related expenses increased $198,468 to $633,445 compared to $434,977 for the same nine months in 2008. The increase in salary and employee expenses in 2009 was primarily attributable to the Company hiring a general counsel in late December 2008 and a vice president-finance in late February 2009. Further, non-cash compensation related to restricted stock grants to employees was approximately $44,000 additional expense for the nine months ended September 30, 2009 compared to 2008. Insurance expenses increased by approximately $63,000 due to the additional personnel, the addition of key man life insurance, the addition of directors and officers liability insurance and general insurance rate increases. We anticipated an increase in staff, compensation and insurance costs as our capital and portfolio continue to increase. However, we anticipate that these costs as a percentage of total revenue will decline in future periods.

Legal, accounting and public company related expenses for the nine months ended September 30, 2009 were $421,189, compared to $296,573 during the same period in 2008, an increase of $124,616, or 42.0%. The increase is due to the additional costs associated with the restatement of financial statements for the year ended December 31, 2007 and the first two quarters of 2008 completed in the second quarter of 2009 as well as the additional efforts involved with complying with SEC rules and regulations.
Our occupancy and office related expenses increased approximately $79,000 for the nine months ended September 30, 2009 compared to the same period in 2008. The increase is attributed to additions in personnel and the building costs associated with the September 2008 acquisition of the Company’s corporate headquarters.
Directors’ compensation expense that consisted of non-cash amortization of restricted stock grants was approximately $73,000 additional expense for the nine months ended September 30, 2009 over the same period in 2008.
Acquisition costs related to property acquisitions were approximately $39,000 in 2009 as a result of the change related to accounting for business combinations requiring such expenses be expensed when incurred rather than capitalized as additional purchase price of the property acquired.
Net Loss Attributable to Common Stockholders
The net loss attributable to NetREIT common stockholders was $1,883,060, or $0.25 loss per share, for the nine month period ended September 30, 2009, compared to a loss of $715,508, or $0.15 loss per share, during the same period in 2008. The increase in net loss is the result of a gain on sale of real estate of $605,539 recognized during 2008, as well as increases in general and administrative expenses and depreciation expense. We anticipate that our general and administrative expenses will not increase in the future to the same degree and we estimate that the past and continued growth in our investment portfolio will significantly reduce or eliminate the loss.
The net loss attributable to NetREIT common stockholders of $1,817,172 for the nine month period ended September 30, 2009 included depreciation and amortization expense of $2,197,768, including depreciation and amortization expense included in real estate ventures. The net loss attributable to NetREIT common stockholders of $649,620 for the same nine months in 2008 included depreciation and amortization expense of $1,619,549, including depreciation and amortization expense on real estate ventures. Without these non cash charges, net income attributable to NetREIT common stockholders would have been $380,596 and $969,929, respectively.

Non-GAAP Supplemental Financial Measure: Interest Coverage Ratio
Our interest coverage ratio for the nine months ended September 30, 2009 was 1.65 times and for the same period in 2008 was 1.47 times. Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculations of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any liquidity measures under generally accepted accounted principles.
The following is a reconciliation of net cash used in operating activities on our statements of cash flows to our interest coverage amount for the nine months ended September 30:

	2009	2008

Net cash provided by operating activities	$114,864	$61,387
Interest and amortized financing expense	712,857	946,772
Changes in operating assets and liabilities:
Receivables and other assets	150,852	630,059
Accounts payable, accrued expenses and other liabilities	55,519	(292,177)

Interest coverage amount	$1,034,092	$1,346,041

Divided by interest expense	$627,432	$914,266

Interest coverage ratio	1.65	1.47

Non-GAAP Supplemental Financial Measure: Fixed Charge Coverage Ratio
Our fixed charge coverage ratio for the nine months ended September 30, 2009 was 1.49 and for the nine months ended September 30, 2008 was 1.37 times. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity Sources
Our general strategy is to maintain a conservative balance sheet, through maintaining a low leverage ratio, and to seek to create a capital structure that allows for financial flexibility and diversification of capital resources. We manage our capital structure to reflect a long-term investment approach. We believe our conservative leverage position provides us with financial flexibility and enhances our ability to obtain additional sources of liquidity as needed.
We believe that our current projected liquidity requirements for 2009 will be satisfied using proceeds from sale of common stock, cash flow generated from operating activities from the currently owned properties and projected acquisitions and, depending upon market conditions, proceeds from disposition of non-strategic assets.
In September 2009, the Company terminated its line of credit facility that was due to expire in December 2009. The Company is searching for a new source of similar financing and/our obtaining a term loan using one of our unencumbered properties to pledge as collateral. We currently own seven properties with a net book value of $34.3 million that are not pledged as collateral for a secured loan at September 30, 2009.
Future Capital Needs
During 2009 and beyond, we expect to complete additional acquisitions of real estate. We intend to fund our contractual obligations and acquire additional properties by borrowing a portion of purchase price and collateralizing the mortgages with the acquired properties or from the net proceeds of issuing additional equity securities. We may also use these funds for general corporate needs. If we are unable to make any required debt payments on any borrowings we make in the future, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties. In addition, we need to generate sufficient capital to fund our dividends in order to meet our current dividend policy.
Private Placement Offering
In October 2007, we commenced a private placement offering of $200 million of our common stock at $10.00 per share. Net proceeds from the offering, after commissions, due diligence fees, and syndication expenses, were approximately $13.4 million for the nine months ended September 30, 2009.

Capitalization
As of September 30, 2009, our total debt as a percentage of total capitalization was 22.6% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 23.7%, which was calculated based on the offering price per share of our common stock of $10.00 under the current private placement offering.

		Aggregate
		Principal
	Shares at	Amount or $	% of Total
	September 30,	Value	Market
	2009	Equivalent	Capitalization
Debt:

Total debt		$25,405,661	22.6%

Equity:
Convertible Series AA preferred stock (1)	50,200	$1,255,000	1.1%
Common stock outstanding (2)	8,593,599	85,935,599	76.3%

Total equity		$87,190,599	77.4%

Total Market Capitalization		$112,596,260

(1)	Value based on $25.00 per share liquidation preference

(2)	Value based on $10.00 per share the current price of shares being sold under the current private placement offering.
Cash and Cash Equivalents
At September 30, 2009, we had $1.9 million in cash and cash equivalents compared to $4.8 million at December 31, 2008. We previously had a secured credit arrangements with a bank to extend credit on the acquisition of the Executive Office Park on a credit line of $6,597,500. We were able to reduce this loan balance with our excess cash and draw on it when we needed it for other acquisitions. During the nine months ended September 30, 2009, we took out advances of approximately $9.4 million to partially fund operations, property acquisitions and investments in real estate ventures and we paid the balance due on the loan from funds from operations and from the net proceeds received from the sale of equity securities. The Company terminated its agreement with the lender in September 2009 after learning that the lender did not intend to renew the loan at maturity in December 2009. The lender’s non-renewal decision was due to its strategic decision to end this type of lending activity to improve its risk based capital ratios. If the market will allow, we expect to obtain additional mortgages, including a new line of credit, collateralized by some or all of our real property for future acquisitions. We anticipate to continue issuing equity securities in order to obtain additional capital. We expect the funds from operations, additional mortgages and securities offerings will provide us with sufficient capital to make additional investments and to fund our continuing operations for the foreseeable future.
Investing Activities
Our net cash used in investing activities is generally used to acquire new properties and for non-recurring capital expenditures.
Net cash used in investing activities during the nine months ended September 30, 2009 was approximately $18.4 million, compared to $21.7 million used in investing activities for the same period in 2008. The significant investing activities during 2009 were the acquisition of four properties for approximately $17.3 million. In 2009, the Company acquired the Morena Office Center for $6.6 million, the Fontana Medical Plaza for $1.9 million, the Rangewood Medical Office Building for $2.6 million and Sparky’s Thousand Palms Self-Storage for $6.2 million. These properties were acquired with the cash on hand, assumption of an existing mortgage secured by the property acquired and draws on the line of credit of $7.8 million. Investing activities also included an investment in a real estate limited partnership of approximately $1.5 million and approximately $400,000 spent on building improvements.

Financing Activities
Our net cash flow for financing activities is generally impacted by our capital raising activities net of dividends and distributions paid to common and preferred stockholders.
Net cash provided by financing activities during the nine months ended September 30, 2009 was approximately $15.4 million, compared to $17.1 million in for the same nine months in 2008. The financing activities for the nine months ended September 30, 2009 consisted of net draws on the line of credit facility net of principal repayments on all loans of $0.7 million, the assumption of an existing loan of approximately $4.7 million and net proceeds from the sale of common stock of $13.4 million reduced by dividends paid of $1.8 million.
Our sale of a 5.99% interest in Garden Gateway Plaza resulted in our breach of our covenant not to transfer an interest in this property under the Garden Gateway Plaza loan documents. We sold this undivided interest without first receiving the lender’s consent or waiver. In late August 2009, we submitted our written request to the lender for its consent and waiver both for this transfer and our proposed transfer of the entire property to a newly formed limited partnership, for which we would be sole general partner and the majority limited partner. In its latest response, the lender has requested an assumption fee, with respect to the transfer of the undivided 5.99% interest, of one percent (approximately $107,000) and our reimbursement of its legal expenses. We are awaiting the lender’s consent and waiver. Based on the lender’s response thus far, we are not certain of what the total cost associated with the default will be although we expect to resolve this matter at a cost that should not exceed $125,000. We believe it is in the lender’s best interests not to declare a default and accelerate payment of this otherwise fully performing loan. In the event we cannot reach agreement and the lender does accelerate payment of the loan, we believe we have the financial resources to pay the loan. We could do so by using our cash on hand and, as necessary, funds from additional financing secured by one or more of our other unencumbered properties.
Operating Activities
Our cash flow from operating activities is primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectibility of rent and recoveries from our tenants and the level of operating expenses and other general and administrative costs.
Net cash provided by operating activities for the nine months ended September 30, 2009 was $114,864, compared to $61,387 for the nine months ended September 30, 2008. The increase in cash provided by operating activities is primarily due to an increase in non-cash charges for bad debts, an increase in distributions received from real estate ventures in excess of earnings, and offset by net use in cash in working capital related accounts.

Contractual Obligations
The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and interest payments on our fixed-rate debt at September 30, 2009 and provides information about the minimum commitments due in connection with our ground lease obligation at September 30, 2009.

	Payment Due by
	Period
	Less than			More than
	1 Year	1 – 3 years	3 – 5 Years	5 Years
	(2009)	(2010-2011)	(2012-2013)	(After 2013)	Total

Principal payments—secured debt	$152,471	$1,305,011	$4,201,724	$19,746,455	$25,405,661
Interest payments—fixed-rate debt	316,427	2,459,723	2,023,295	1,074,238	5,873,683
Interest payments—variable-rate debt (1)	60,244	499,295	476,916	2,803,721	3,840,176
Ground lease obligation (2)	20,040	40,080	43,064	1,137,204	1,240,388

Totals	$549,182	$4,304,109	$6,744,999	$24,761,618	$36,359,908

(1)	For purposes of this presentation the rate used was the current effective rate of the loan.

(2)	Lease obligation represents the ground lease payments due on World Plaza. The lease expires in 2062.
The Company sold an undivided 5.99% interest in the Garden Gateway Plaza and, as a result, is in default of a covenant on its Garden Gateway loan. See also “Liquidity Sources — Financing Activities” above.
The Company is in compliance with all conditions and covenants of its other loans.
Capital Commitments
We currently project that we could spend an additional $100,000 to $400,000 in capital improvements, tenant improvements, and leasing costs for properties within our stabilized portfolio during the next twelve months, depending on leasing activity. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties, the term of the leases, the type of leases, the involvement of external leasing agents and overall market conditions. As of September 30, 2009, we have impounds with lending institutions of approximately $217,883, included in restricted cash in the accompanying condensed consolidated balance sheets, reserved for these tenant improvement, capital expenditures and leasing costs.

Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.
Other Liquidity Needs
We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to continue to make, but have not contractually bound ourselves to make, regular quarterly distributions to common stockholders and preferred stockholders from cash flow from operating activities and gains from sale of real estate. All such distributions are at the discretion of our Board. We may be required to use borrowings and proceeds from equity sales, if necessary, to meet REIT distribution requirements and maintain our REIT status. We have historically distributed amounts in excess of the taxable income resulting in a return of capital to our stockholders, and currently have the ability to not increase our distributions to meet our REIT requirement for 2009. We consider market factors, our historical and anticipated performance from recent and projected acquisitions in addition to REIT requirements in determining our distribution levels. On February 4, 2009 we paid a regular quarterly cash dividend of $0.1491 per share plus a special dividend of $0.10 as the quarterly dividend for the quarter ended December 31, 2008. On April 30, 2009 and July 31, 2009 we paid regular quarterly cash dividends to stockholders of $0.15 per share for the quarters ended March 31 and June 30, 2009. For the quarter ended September 30, 2009, the Company accrued a dividend at the rate of $0.15 per share. For the nine months ended September 30, 2009, a total of $3.9 million in dividends have been paid to holders of common stock. Approximately $2.1 million of the dividends paid was reinvested into shares of common stock and $1.8 million of the dividends paid were paid in cash. The current dividend rate is the equivalent of an annual rate of approximately $0.60 per share. In addition, on January 10, April 10, July 10 and October 10, 2009, we paid the quarterly distributions to our Series AA Preferred stockholders of $87,850 of which approximately $13,000 was reinvested.
We believe that we will have sufficient capital resources to satisfy our liquidity needs over the next twelve-month period. We expect to meet our short-term liquidity needs, which may include principal repayments of our debt obligations, capital expenditures, distributions to common and preferred stockholders, and short-term investments through retained cash flow from operations and possibly from proceeds from the proceeds from the disposition of non-strategic assets.
We expect to meet our long-term liquidity requirements, which will include additional properties through additional issuance of common stock and long-term secured borrowings. We do not intend to reserve funds to retire existing debt upon maturity. We presently expect to refinance such debt at maturity or retire such debt through the issuance of common stock as market conditions permit.

Off-Balance Sheet Arrangements
As of September 30, 2009, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.
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
The following table presents our FFO, for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net loss	$(640,453)	$(543,020)	$(1,817,172)	$(649,620)
Adjustments:
Preferred stock dividends	(21,963)	(21,963)	(65,888)	(65,888)
Depreciation and amortization of real estate (including depreciation expense of real estate ventures)	756,683	646,170	2,197,768	1,619,549
Amortization of finance charges	61,458	12,305	85,425	32,506
Less: gain on sale of real estate	—	—	—	(605,539)

	$155,725	$93,492	$400,133	$331,008

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
Recently issued Accounting Standards. Effective September 30, 2009, the Company adopted the FASB’s new Accounting Standard Codification (“ASC”) as the single source of authoritative accounting guidance under the Generally Accepted Accounting Principles (“GAAP”) Topic. The ASC does not create new accounting and reporting guidance, rather it reorganizes GAAP pronouncements into approximately 90 topics within a consistent structure. All guidance in the ASC carries an equal level of authority. Relevant portions of authoritative content, issued by the SEC, for SEC registrants, have been included in the ASC. After the effective date of the Codification, all nongrandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed nonauthoritative. Adoption of the Codification also changed how the Company references GAAP in its condensed consolidated financial statements.
Effective June 30, 2009, the Company adopted new guidance to the Subsequent Events Topic of the FASB ASC. The Subsequent Events Topic establishes general standards of accounting for and disclosure of events that occur after the statement of financial condition date but before financial statements are issued or are available to be issued. Companies are required to disclose the date through which subsequent events were evaluated as well as the date the financial statements were issued or available to be issued. Adoption of this guidance did not have any impact on the Company’s condensed consolidated financial statements. The Company evaluated subsequent events through the filing date of our quarterly 10-Q with the Securities and Exchange Commission on November 13, 2009.
In April 2009, the FASB issued additional guidance under the Fair Value Measurements and Disclosures Topic of the ASC. This update relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. This update provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. Also included is guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.
In April 2009, the FASB issued additional guidance under the Financial Instruments Topic of the ASC. This update requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. This update also requires interim financial reporting disclosures in summarized financial information at interim reporting periods. This update is applicable to public companies only. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

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
NetREIT maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended September 30, 2009, the Company sold 515,865 shares of its common stock for an aggregate net proceeds of $3,654,351. These shares were sold at a price of $10.00 per share in a private placement offering to a total of 137 accredited investors. Each issuee purchased their shares for investment and the shares are subject to appropriate transfer restrictions. The offering was made by the Company through selected FINRA member broker-dealer firms. The sales were made in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws contained in Section 4(2) of the Act and Rule 506 promulgated thereunder.
During the three months ended September 30, 2009, the Company also sold 72,733 shares of its common stock to certain of its existing shareholders under its dividend reinvestment plan. The shares were sold directly by the Company without underwriters to a total of 1,147 persons participating in the plan. The Company sold these shares in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. Each issuee purchased the shares for investment and the shares are subject to appropriate transfer restrictions.
During the three months ended September 30, 2009, the Company issued 4,330 shares at an average exercise price of $8.64 upon the exercise of options by two employees and one of the Company’s Directors.
All shares issued in these offerings were sold for cash consideration. The Company used the net proceeds it received for the sale of these shares to acquire and/or maintain its real estate investments.

Issuer Purchases of Equity Securities

(d)
Maximum
Number (or
Approximate
			(c)	Dollar Value)
			Total Number of	of
			Shares (or Units)	Shares (or
			Purchased as	Units)
	(a)		Part of	that May Yet Be
	Total Number	(b)	Publicly	Purchased
	of	Average	Announced	Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs (1)	Programs (1)
July 1, 2009 – July 31, 2009	14,221	$7.03

Total	14,221	$7.03

(1)	The Company does not have a formal policy with respect to a stock repurchase program.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
Not Applicable

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit
Number	Description

3.1	Articles of Incorporation filed January 28, 1999 (1)

3.2	Certificate of Determination of Series AA Preferred Stock filed April 4, 2005 (1)

3.3	Bylaws of NetREIT (1)

3.4	Audit Committee Charter (1)

3.5	Compensation and Benefits Committee Charter (1)

3.6	Nominating and Corporate Governance Committee Charter (1)

Exhibit
Number	Description

3.7	Principles of Corporate Governance of NetREIT (1)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Series AA Preferred Stock Certificate (1)

10.1	1999 Flexible Incentive Plan (1)

10.2	NetREIT Dividend Reinvestment Plan (1)

10.3	Form of Property Management Agreement (1)

10.4	Option Agreement to acquire CHG Properties (1)

10.5	Employment Agreement as of April 20, 1999 by and between the Company and Jack K. Heilbron (2)

10.6	Employment Agreement as of April 20, 1999 by and between the Company and Kenneth W. Elsberry (2)

10.7	Loan Assumption and Security Agreement, and Note Modification Agreement — Thousand Palms Self-Storage(3)

10.8	Promissory Note — Thousand Palms Self-Storage (3)

(1)	Previously filed as an exhibit to the Form 10 for the year ended December 31, 2007.

(2)	Previously filed as an exhibit to the Amended Form 10 filed June 26, 2009

(3)	Filed as an Exhibit to Form 8-K filed August 27, 2009

31.1	*
Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

31.2	*
Certification of the Company’s Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

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

Date: November 13, 2009	NetREIT
	By:	/s/ Jack K. Heilbron
		Name:	Jack K. Heilbron
		Title:	Chief Executive Officer

	By:	/s/ Kenneth W. Elsberry
		Name:	Kenneth W. Elsberry
		Title:	Chief Financial Officer