Form 10-K
period 2009-12-31
NETREIT
filed 2010-03-31
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At March 19, 2010, registrant had issued and outstanding 10,477,362 shares of its common stock, no par value.
DOCUMENTS INCORPORATED BY REFERENCE
Part III, Items 10, 11, 12, 13 and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for NetREIT’s Annual Meeting currently scheduled to be held on May 21, 2010, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS
AND INDUSTRY DATA
This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this Form 10-K. Important factors that may cause actual results to differ from projections include, but are not limited to:
•	specific risks that may be referred to in this Form 10-K, including those set forth in the “Risk Factors” section of the Form 10-K;

•	adverse economic conditions in the real estate market;

•	adverse changes in the real estate financing markets;

•	our inability to raise sufficient additional capital to continue to expand our real estate investment portfolio and pay dividends on our shares;

•	unexpected costs, lower than expected rents and revenues from our properties, and/or increases in our operating costs;

•	inability to attract or retain qualified personnel, including real estate management personnel;

•	adverse results of any legal proceedings; and

•	changes in laws, rules and regulations affecting our business.
All statements, other than statements of historical facts, included in this Form 10-K regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects, current expectations, forecasts, and plans and objectives of management are forward-looking statements. When used in this Form 10-K, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “should,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Form 10-K. We do not undertake any obligation to update any forward-looking statements or other information contained in this Form 10-K, except as required by federal securities laws. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Form 10-K are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. We have disclosed important factors that could cause our actual results to differ materially from our expectations under the “Risk Factors” section of this Form 10-K and elsewhere in this Form 10-K. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
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

ITEM 1. BUSINESS
Our Company, NetREIT
NetREIT (who we sometimes refer to as “we”, “us” or the “Company”) is a California corporation formed in 1999 that operates as a real estate investment trust as defined under the Internal Revenue Code (“REIT”). We are a self-administered REIT, meaning that our operations are under the control of our board of directors (our “Board”). We have no outside advisor. We do use an affiliated property manager, CHG Properties, Inc. (“CHG Properties”), to manage the day-to-day operations of our properties.
Our goal is to create current income and growth for our shareholders by seeking promising financial opportunities to acquire commercial, self-storage, retail and multi-unit residential real estate located primarily in the western United States. From January 2005 through December 2009, our property portfolio increased from two properties to sixteen properties. Our properties include one apartment complex, four self-storage facilities, three retail centers, seven office complexes and a single purpose retail property. No single tenant accounts for more than 10% of our rental income and the businesses of our respective tenants are generally diversified. Our equity capitalization has increased from approximately $660,857 at December 31, 2004 to more than $65.8 million at December 31, 2009 and total assets increased during that period from $4.4 million to approximately $100.0 million at December 31, 2009.
The Company is a General Partner in three limited partnerships and a Managing Member in one limited liability company with ownership in real estate income producing properties. The Company also holds one property as a tenant in common with another investor. In addition, the Company is a limited partner in two partnerships that purchase and leaseback model homes from developers.
In March 2010, the Company acquired the name, employee’s and rights to the use of the name and to do business as Dubose Model Homes USA (“DMHU”). DMHU has a successful history of buying and leasing back model homes from developers.
Our Management
As we have no outside advisor, our management is responsible for identifying and making acquisitions on our behalf. Our chief executive officer and president, Jack K. Heilbron and our Chief Financial Officer, Kenneth W. Elsberry are responsible for managing our day-to-day affairs. We contract with CHG Properties for the management of substantially all of our properties. Our board must approve each real property acquisition proposed by our executive officers, as well as other matters set forth in our articles of incorporation. We have seven directors comprising our board. Six of our seven directors are independent of CHG Properties. Our directors are elected annually by the shareholders. We refer to our executive officers and any directors who are affiliated with them as our management.
Our Property Manager
CHG Properties manages our properties under a Restated and Amended Property Management Agreement, dated September 3, 2008, between us and CHG Properties (the “Property Management Agreement”). The Property Management Agreement has been approved and is subject to continuing review by our directors, including a majority of our independent directors. CHG Properties is the wholly owned subsidiary of CI Holding Group, Inc. (“CI Holding”). Mr. Heilbron and Mr. Elsberry are minority shareholders of CI Holding. Also, Mr. Heilbron serves as Chairman of its board of directors and President of CHG Properties, and Mr. Elsberry serves as its CFO and Secretary and as a member of its board of directors.
Under the Property Management Agreement, we pay CHG Properties management fees in the amount of up to 5% of the gross revenues of each property managed. We believe these terms are no less favorable to NetREIT than those customary for similar services in the relevant markets and geographic areas of our properties. Depending upon the location of certain of our properties and other circumstances, we may retain property management companies which are unaffiliated with CHG Properties and CI Holdings to render property management services for some of our properties.

Our Contracts with CHG Properties
The Property Management Agreement. CHG Properties provides property management services to us under the terms of the Property Management Agreement. Under the Property Management Agreement, CHG Properties provides services in connection with the rental, leasing, operation and management of our properties in consideration for a monthly management fee in the amount of up to 5% of Gross Rental Income, as defined in the Property Management Agreement. In addition, we are required to compensate CHG Properties in the event it provides services other than those specified in the Property Management Agreement and to reimburse CHG Properties for its costs, other than its general, administrative and overhead costs, in providing services under the Property Management Agreement. We will maintain a property management agreement for each property, each of which will have an initial term ending December 31, in the year in which the property is acquired. Each Property Management Agreement will be subject to successive one-year renewals, unless we or the property manager notifies the other in writing of its intent to terminate the Property Management Agreement 60 days prior to the expiration of the initial renewal term. Our right to terminate will be limited so that the Property Management Agreement will be terminable by us only in the event of gross negligence or malfeasance on the part of CHG Properties.
Under the Property Management Agreement, CHG Properties hires, directs and establishes policies for employees who will have direct responsibility for each property’s operations, including resident managers and assistant managers, as well as building and maintenance personnel. We may employ some persons who are also employed by CHG Properties or its other affiliates. CHG Properties may, as it deems necessary, engage one or more agents to perform services for us, including local property managers. In doing so, however, CHG Properties is not relieved of its duties and responsibilities to us under the Property Management Agreement, and it must compensate any such agents without the right to any reimbursement from us or duplication of costs to us. CHG Properties also directs the purchase of equipment and supplies and supervises all maintenance activity.
Pursuant to the Property Management Agreement, CHG Properties is responsible for collection and bank deposit of rents, day-to-day maintenance of the properties, leasing and tenant relations, and the submission of approved vendor invoices to us for payment. CHG Properties also reviews and pays approved vendor invoices, monitors the payment of rents by tenants, and monitors the collection of reimbursements from tenants, where applicable, for common area maintenance, property taxes and insurance. Data relating to collections, payments and other operations of the properties is entered and maintained on a computer data bank located in CHG Properties’ office. CHG Properties is responsible for monitoring and supervising any management employees on the properties, including on-site apartment building managers.
Under the Property Management Agreement, we indemnify CHG Properties and pay or reimburse reasonable expenses in advance of final disposition of any proceeding with respect to its acts or omissions. Conditions to our indemnification include: CHG Properties acted in good faith and the course of its conduct which caused the loss or liability was in our best interests; that the liability or loss to be indemnified was not the result of its willful misconduct or gross negligence; and that, in any event, such indemnification or agreement to hold harmless is recoverable only out of our assets and not from the assets of our shareholders.
Right to Acquire Property Manager’s Business. During the term of the Property Management Agreement, we have the option to acquire CHG Properties’ property management business, including its assets used in connection with that business. We have the right to do this without obtaining any consent from the property manager, its board, or its shareholders. We may elect to exercise this right at any time. Our board’s decision to exercise this right would require the approval of a majority of our directors not otherwise interested in the transaction (including a majority of our independent directors). In the event this acquisition is consummated, CHG Properties and/or its shareholders will receive the number of shares of our common stock determined as described below. We sometimes refer to our common stock as “Shares”. If the transaction is consummated, we will be obligated to pay any fees accrued under the contractual arrangements for services rendered through the closing date of the transaction.
In the event we choose to structure the transaction as a purchase of assets or a share exchange where we acquire the CHG Properties corporate entity, our articles and bylaws and the California Corporations Code permit us to do so without obtaining approval of our shareholders. We presently do not intend to seek shareholder approval if it is not then required.

The number of shares we would issue to acquire CHG Properties’ business will be determined as follows. First we would send notice to the Property Manager of our election to proceed with the acquisition (the “Acquisition Notice”). Next, an independent auditor, whose costs will be borne by CHG Properties, will determine the net income of the Property Manager for the 6-month period immediately preceding the month in which the Acquisition Notice is delivered as determined in accordance with generally accepted accounting principles (“GAAP”). The net income so determined will then be annualized. The annualized net income will then be multiplied by 90% and divided by our Funds From Operations per Weighted Average Share (“FFO Per Share”), which shall equal the annualized Funds From Operations for our quarter ended immediately preceding the date the Acquisition Notice is delivered per our Weighted Average Shares during such quarter. The FFO Per Share will be based on the quarterly report we file and deliver to our shareholders for such quarter. The resulting quotient will constitute the number of shares we will issue in the transaction, which must be consummated within 90 days after the Acquisition Notice. FFO means generally net income (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of properties, plus depreciation of real property and amortization, and extraordinary items.
Under certain circumstances, our acquisition of CHG Properties’ business under this agreement can be entered into and consummated without seeking shareholder approval. Any acquisition of the Property Manager will occur, if at all, only if our board obtains a fairness opinion from a recognized financial advisor or institution providing valuation services to the effect that the consideration to be paid for the Property Manager’s business is fair, from a financial point of view, to the shareholders. In the event the Property Management Agreement is terminated for any reason other than our acquisition of CHG Properties’ business, all of CHG Properties’ obligations and the Property Management Agreement will terminate. We have no intention to exercise our option to acquire CHG Properties’ property management business at this time.
Federal Income Tax REIT Requirements
Starting in our 2000 tax year, we elected to be taxed as a REIT. As a REIT, we are generally not subject to federal income tax on income that we distribute to our shareholders. Under the Internal Revenue Code of 1986, as amended (the “Code”), to maintain our status as a REIT and receive favorable REIT income tax treatment, we must comply with certain requirements of federal income tax laws and regulations. These laws and regulations are complex and subject to continuous change and reinterpretation. We have received an opinion of special tax counsel that we will qualify as a REIT if we achieve certain of our objectives, including diversity of stock ownership and operating standards. However, there is no assurance that we will be able to achieve these goals and thus qualify or continue to qualify to be taxed as a REIT.
The principal tax consequences of our being taxed as a REIT are that our shareholders may receive dividends that are partially sheltered from federal income taxation. In the event we fail to qualify as a REIT, we will be subject to taxation on two levels because our income will be taxed at the corporate level and we will not be able to deduct dividends we pay to our shareholders. In turn, shareholders will be taxed on dividends they receive from us.
To continue to be taxed as a REIT, we must satisfy numerous organizational and operational requirements, including a requirement that we distribute at least 90% of our Real Estate Investment Trust taxable income to our shareholders, as defined in the Code and calculated on an annual basis. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates and shareholders will be taxed on dividends they receive from us, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even though we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.
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

Regulation
Various environmental laws govern certain aspects of the ongoing operation of our properties. Such environmental laws include those regulating the existence of asbestos-containing materials in buildings, management of surfaces with lead-based paint (and notices to residents about the lead-based paint) and waste-management activities. The failure to comply with such requirements could subject us to a government enforcement action and/or claims for damages by a private party.
To date, compliance with federal, state and local environmental protection regulations has not had a material effect on our capital expenditures, earnings or competitive position. All proposed acquisitions are inspected prior to acquisition. The inspections are conducted by qualified environmental consultants, and we review the issued report prior to the purchase of any property. Nevertheless, it is possible that our environmental assessments will not reveal all environmental liabilities, or that some material environmental liabilities exist of which we are unaware. In some cases, we may be required to abandon otherwise economically attractive acquisitions because the costs of removal or control of hazardous materials have been prohibitive or we have been unwilling to accept the potential risks involved. We do not believe we will be required to engage in any large-scale abatement at any of our properties. We believe that through professional environmental inspections and testing for asbestos, lead paint and other hazardous materials, coupled with a relatively conservative posture toward accepting known environmental risk, we can minimize our exposure to potential liability associated with environmental hazards.
Federal legislation requires owners and landlords of residential housing constructed prior to 1978 to disclose to potential residents or purchasers of the communities any known lead paint hazards and imposes treble damages for failure to provide such notification. In addition, lead based paint in any of the communities may result in lead poisoning in children residing in that community if chips or particles of such lead based paint are ingested, and we may be held liable under state laws for any such injuries caused by ingestion of lead based paint by children living at the communities.
We are unaware of any environmental hazards at any of our properties that individually or in the aggregate may have a material adverse impact on our operations or financial position. We have not been notified by any governmental authority, and we are not otherwise aware, of any material non-compliance, liability, or claim relating to environmental liabilities in connection with any of our properties. We do not believe that the cost of continued compliance with applicable environmental laws and regulations will have a material adverse effect on us or our financial condition or results of operations. Future environmental laws, regulations, or ordinances, however, may require additional remediation of existing conditions that are not currently actionable. Also, if more stringent requirements are imposed on us in the future, the costs of compliance could have a material adverse effect on us and our financial condition.
Competitive Factors
We compete with a number of other real estate investors, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. The concentration of our properties in Southern California and Colorado makes us especially susceptible to local market conditions in these areas. For instance, our self-storage properties are located in Southern California markets containing numerous other self-storage properties. Competition with these other properties will impact the operating results of our self-storage properties, which depends materially on our ability to timely lease vacant self storage units, to actively manage unit rental rates, and our tenants’ ability to make required rental payments.
To be successful, we must be able to continue to respond quickly and effectively to changes in local and regional economic conditions by adjusting rental rates of our properties as appropriate. If we are unable to respond quickly and effectively, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and to pay dividends to you may be adversely affected.

Our Offices and Employees
Our offices are situated in approximately 12,134 square feet of space in our Pacific Oaks Plaza located at 1282 Pacific Oaks Place in Escondido, California.
As of March 15, 2010, we employed 39 full time and 8 part-time employees.
Certain Investment Limitations
Our bylaws place numerous limitations on us with respect to the manner in which we may invest our funds. These limitations cannot be changed unless our bylaws are amended, which requires the approval of the shareholders. Under our bylaws, we cannot:
•
Acquire a property if its purchase price, as defined, exceeds its appraised value and the total acquisition expenses and real estate commissions paid do not exceed six percent (6%) of the purchase price (or in the case of a mortgage loan, six percent (6%) of the funds advanced), unless our board (including a majority of our independent directors) approves the transaction as being commercially competitive, fair and reasonable to us;

•	Invest in commodities, commodities futures contracts, foreign currency and bullion, with an exception for interest rate futures;

•
Invest in installment sales contracts for the sale or purchase of real estate (except in connection with the disposition of a property and where such contract is in recordable form and is appropriately recorded in the chain of title);

•
Invest in mortgage loans, unless the lien made in connection with such mortgage loan, plus the outstanding amount of the senior debt secured by the same property, if any, does not exceed 85% of the appraised value of the property securing the loan if, after giving effect thereto, the value of all mortgage loans secured by junior liens on real property would not exceed 25% of our tangible assets; or if the value of all of our investments in junior mortgage loans which do not meet the foregoing criteria would not exceed 10% of our tangible assets (which are included in the aforesaid 25%) and the directors (including a majority of our independent directors) determine substantial justification exists because of the presence of other underwriting criteria;

•	Invest in mortgage loans unless:
•	a title insurance policy or policy commitment insures the priority of the mortgage;

•	the mortgage loan is not subordinate to any mortgage loan or equity interest by a member of our management or their affiliate; and

•
the transaction is not with a member of our management or their affiliates unless an appraisal of the property securing the mortgage has been obtained from an independent qualified appraiser and the transaction is approved by a majority of our independent directors.

•	Invest in unimproved real property or in mortgage loans secured by liens on unimproved real property, if the total of such investments exceeds 10% of our invested assets;

•	Trade, as compared to investment activities (other than investments made solely for hedging purposes);

•	Hold property primarily for sale to customers in the ordinary course of business;

•	Engage in the trading, underwriting or agency distribution of securities issued by others;

•
Invest in the equity securities of any nongovernmental issuer representing less than 100% ownership of such issuer, including another REIT, for a period in excess of 18 months or in the equity securities of any affiliate of a member of management, except issuers formed by us to develop, own and/or operate specific properties; and

•
Engage in any short sale, or borrowing on an unsecured basis, if such borrowing will result in an asset coverage of less than three hundred percent (300%), unless at least eighty percent (80%) of our tangible assets consist of first mortgage loans. For the purposes hereof, “asset coverage” means the ratio that the value of the aggregate book value of our assets, less all liabilities and indebtedness, except indebtedness for unsecured borrowings, bears to the aggregate of our unsecured borrowings.

Also, our aggregate borrowings (secured and unsecured) must be reviewed by our board at least quarterly as being reasonable in relation to our net assets. The maximum amount of such borrowings in relation to our net assets shall, in the absence of a satisfactory showing that a higher level of borrowing is appropriate, not exceed 300%. Any excess in borrowing over such 300% level shall be approved by a majority of our independent directors and disclosed to shareholders in our next quarterly or annual report filed after the date of such determination, along with justification for such excess.
Our Policies Regarding Operating Reserves
We are not required to maintain a specified level of operating reserves nor do we have a policy to do so. Our directors continually monitor our short term cash needs for capital expenditures and property operation with a view towards maintaining cash reserves in sufficient amounts to meet our anticipated short term cash requirements in this regard. In addition, based on the nature, location, age and condition of our properties, and our requirements under our various leases, we attempt to maintain sufficient reserves to meet these obligations. However, we cannot assure our shareholders that we will have sufficient reserves at all times to meet our short term obligations, especially unforeseen obligations, such as those arising from losses suffered by reason of acts of God or unsecured casualties. In the event we encounter situations requiring expenditures exceeding our reserves, we will be forced to seek funds from other sources, including short term borrowing, which may not be available on favorable terms or at all.
Restrictions on Our Transactions with Management and their Affiliates
Our bylaws prohibit the following transactions with our management or their affiliates.
•
Any loan of funds to or borrowing of funds from such person, unless a majority of our directors (including a majority of our independent directors) not otherwise interested in such transaction, approve the transaction as being fair, competitive, commercially reasonable and no less favorable to us than loans between unaffiliated lenders and borrowers under the same circumstances.

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

•
Any transaction with a business organization with which such person, in his individual capacity, is affiliated unless that transaction is approved by our board and a majority vote of the shareholders (e.g. the Property Management Agreement with CHG Properties).

•
Any investment in a joint venture or partnership with such person unless a majority of the board (including a majority of Our independent directors), excluding any director who is interested in the transaction, approves the transaction as being fair and reasonable to us and substantially on the same terms and conditions as those received by other joint venturers.

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
•
Warrants, options or rights, except as part of a public offering or other financing, a ratable distribution to or purchase by the shareholder or a stock option plan for our officers, directors and/or key employees;

•	Debt securities, unless the historical debt service coverage (in the most recently completed fiscal year), as adjusted for known changes, is sufficient to properly service that higher level of debt;

•
Options or warrants to purchase shares at an exercise price less than the fair market value of such securities on the date of grant and for consideration (which may include services) that in the judgment of our independent directors, has a market value less than the value of such option or warrant on the date of issuance;

•	Assessable or non-voting equity securities;

•	Shares on a deferred payment basis or similar arrangement.
ITEM 1A. RISK FACTORS
Risks Relating to an Investment in Our Securities
If we are unable to find suitable investments, we may not be able to achieve our investment objectives or continue to pay dividends, which could cause us to lose our status as a REIT. Our achievement of our investment objectives and our ability to pay regular dividends is dependent upon our continued acquisition of suitable property investments, our selection of tenants, and our obtaining satisfactory financing arrangements in connection with such investments. We cannot be sure that our management will be successful in obtaining suitable investments on financially attractive terms or that, if we make investments, our objectives will be achieved. Due to current economic conditions, we have had difficulty finding suitable investments. If our management is unable to find suitable investments, we will hold the proceeds available for investment in an interest-bearing account, invest the proceeds in short-term, investment-grade investments or, ultimately, liquidate. Holding the proceeds of our offerings in such short-term investments will prevent us from making the investments necessary to allow us to generate operating income to pay dividends. As a result, we will need to raise additional capital to continue to pay dividends until such time as suitable property investments become available. In the event that we are unable to find suitable investments or obtain additional capital in future financings, our ability to pay dividends to our shareholders would be adversely affected and we may lose our qualification as a REIT.
Our continued growth depends on external sources of capital. We may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations, or make the cash distributions to our shareholders necessary to maintain our qualification as a REIT if we do not have the necessary capital. We may not be able to fund our future capital needs as they arise, including acquisition financing, from our operating cash flow because of our distribution payment requirements. To maintain our qualification as a REIT, the Internal Revenue Code requires us to annually distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding income from capital gains. As a result, we must rely on outside sources to fund our capital needs. Our access to third-party sources of capital depends, in part, on the following: general market conditions, the market’s perception of our growth potential, our current debt levels, our current and expected future earnings, our cash flow and cash distributions, and the market price per share of our common stock. If we are not able to raise capital for our acquisition or development of properties, it could have a material adverse effect on our prospects and growth.
We may be prevented from paying dividends by legal requirements which could impair our ability to qualify as a REIT. Under the California Corporations Code, our directors may be personally liable for our payment of any distributions, including dividends, if at the time payment is made we do not satisfy certain solvency tests, including current assets and current liabilities ratio tests. In the event our board determines that we do not satisfy these statutory tests, we will not pay dividends on our common stock and may no longer qualify as a REIT.

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
We depend on key personnel and the loss of such personnel could impair our ability to achieve our business objectives. Our ability to achieve our investment objectives and to pay dividends is dependent to a significant degree upon the continued contributions of certain key personnel in evaluating and consummating our investments, the selection of tenants and the determination of any financing arrangements. Our key personnel includes Mr. Jack K. Heilbron and Mr. Kenneth W. Elsberry, each of whom would be difficult to replace. If any of our key employees were to cease employment, our operating results could suffer. We also believe that our future success depends, in large part, upon our ability to hire and retain skilled and experienced managerial, operational and marketing personnel. Competition for skilled and experienced personnel is intense, and we cannot assure our shareholders that we will be successful in attracting and retaining such skilled personnel.
The availability and timing of cash dividends is uncertain. We bear all expenses incurred in our operations, which are deducted from cash funds generated by operations prior to computing the amount of cash dividends to be distributed to the shareholders. In addition, subject to the requirement that we make certain distributions to maintain our REIT qualification, the board of directors, in its discretion, may retain any portion of such funds for working capital. We cannot assure our shareholders that we will have sufficient cash to pay dividends to our shareholders.
Our bylaws may prevent our participation in certain business combinations which could prevent us from entering into a transaction that would be beneficial to our business and shareholders. Provisions of our bylaws require shareholders owning at least 66 2/3% of our shares approve certain business combinations. For the purposes of these provisions, a “business combination” means (i) a major consolidation between the Company and a shareholder, or corporate shareholder who is acting in concert, who holds of record, and/or beneficially, 10% or more of our outstanding common stock (an “Interested Shareholder”) and/or its affiliates; (ii) any sale, lease, exchange, mortgage, pledge or transfer of assets to an Interested Shareholder and/or its affiliates having an aggregate full value of at least $1,000,000; and (iii) any reclassification or reorganization, the affect of which would be to increase the proportion of outstanding shares of any class of our equity securities convertible into a class of equity securities owned by an Interested Shareholder and/or its affiliates; and (iv) the adoption of any plan for liquidation or dissolution, proposed by or on behalf of an Interested Shareholder or its affiliates. Under the California Corporations Code, business combinations are required to be approved by a Majority Vote of our shareholders. The 66 2/3% shareholder approval will not apply if, at the time the business combination is consummated or at any time during the prior twelve months Interested Shareholders own a majority of our outstanding equity stock and the business combination has been unanimously approved by our independent and disinterested directors. These requirements could have the effect of inhibiting a change in control even if a change in control were in the best interests of our shareholders. These provisions do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an Interested Shareholder.
The limitation on the number of shares a person may own may discourage a takeover. Our articles of incorporation restrict ownership by one person to not more than 9.8% of our outstanding common stock. This restriction may discourage a change in control of our voting stock and may deter individuals or entities from making tender offers for our shares, which offers might be financially attractive to shareholders.
Our common stock is subordinate to our Preferred Stock in rights to distributions. Our Series AA Preferred Stock is entitled to receive cumulative dividends of 7% per annum before we may pay distributions to our common stock, and has the right to receive distributions upon a liquidation, dissolution or winding up equal to its liquidation value of $25.00 per share (plus any accrued and unpaid dividends thereon) before we may pay distributions upon our liquidation, dissolution or winding up to our common shares. Thus, we may pay smaller distributions on the common stock than we otherwise could, but for the prior right to distributions of our Series AA Preferred Stock.

Possible acquisition of our affiliated property manager’s business could result in significant dilution to our shareholders. We have the option to acquire the property management business of our property manager, CHG Properties, at any time, in return for shares of our common stock, the number of which will be determined by the property manager’s net income and our funds from operations per share in accordance with a prescribed formula. Under this right, we can acquire our property manager’s business without a vote or the consent of our shareholders or the consent of the property manager or its shareholders. This formula is intended to result in our issuance of a number of our common shares equal to the fair value of the property manager’s business, including consideration for the cancellation of its contractual relationship with us and the loss of future fees. Thus, in the event we acquire the property manager’s business, the owner of the property manager, which is affiliated with our executive management, would receive payment in the form of shares of our common stock, the number of which could be substantial. There is no assurance that the value we would pay for the property manager’s business and assets would not exceed the value non-related purchasers would pay in an arms-length transaction. A majority vote of our directors not otherwise interested in the transaction and by a majority of our independent directors must approve the exercise of this right.
Possible future transactions with our executive management or their affiliates could create a conflict of interest for our executive management. Under prescribed circumstances, our bylaws permit us to enter into transactions with our affiliates, including the borrowing and lending of funds, the purchase and sale of properties, and joint investments. Currently, our policy is not to enter into any transaction involving sales or purchases of properties or joint investments with our executive management or their affiliates, or to borrow from or lend money to such persons. However, our policies in each of these regards may change in the future.
Our return to our shareholders could be reduced if we are required to register as an investment company. We are not registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”). If we were obligated to register under the 1940 Act, we would incur additional expenses. Also, because we would have to comply with a variety of substantive requirements of the 1940 Act, our operations could be materially altered or curtailed. We plan to continue to rely on an exemption from registration under the 1940 Act. Compliance with this exemption generally requires that our activities are primarily in the business of investing in real estate. Under this exemption, we may temporarily invest unused funds in government securities and other specified short-term investments. Also, in order to comply with these exemption requirements, we may, from time to time, acquire indirect assets or invest in sole or participatory ownership of secured loans and certain other qualifying assets. Inasmuch as our compliance with this exemption will, in large part, depend on the facts and circumstances of our operations, there is no assurance that we will be able to maintain this exemption. Moreover, our ability to invest in sufficient qualifying real estate assets and/or real estate-related assets may be impacted by future changes in the 1940 Act and regulations thereunder or by future interpretations by the Securities and Exchange Commission or the courts. Any of these future developments could cause us to lose our exemption and force us to reevaluate our portfolio and business strategy. Any such changes may materially and negatively impact our business.
Risks Relating to Private Offering Exemption and Lack of Liquidity
If we failed to comply with applicable exemption requirements in connection with our private placement offerings we may be forced to offer rescission rights to certain of our shareholders. We have and may continue to sell our shares to investors in reliance on an exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933 (the “1933 Act”) and applicable state securities laws. Many of these requirements are subjective and must ultimately be determined upon the specific facts and circumstances of the offering. There is no assurance that the Securities and Exchange Commission, any state securities law administrator, or a trier of fact in a court or arbitration proceeding would not determine that we failed to meet one or more of these requirements. In the event the Securities and Exchange Commission, any state securities law administrator, or a trier of fact in a court or arbitration determines that we issued shares of common stock without an exemption from registration under the 1933 Act and/or the securities laws of any state, we would likely be liable to one or more investors for rescission and possibly damages and might be required to prepare and file a registration statement for such shares with the Securities and Exchange Commission, which would require significant legal, accounting and other related fees. If a number of investors were successful in seeking rescission and/or damages, we could face severe financial demands that would adversely affect our business as a whole and our shareholders’ investment in our shares.

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
It will be difficult for our shareholders to sell their common stock because there is currently no public market for the shares and we do not intend to list the shares on a stock exchange. If our shareholders are able to sell their shares, they will likely have to sell them at a substantial discount due to the lack of a public market for our shares.
There is no public market for our common stock, and we do not expect one to develop. We currently have no plans to list our shares on a national securities exchange or over-the-counter market, or to include our shares for quotation on any national securities market. Moreover, our articles of incorporation contains restrictions on the ownership and transfer of our shares including the limitation on the maximum number of shares a single holder may hold, as described above, and these restrictions may inhibit our shareholders’ ability to sell their shares. We do not have a share redemption program, nor do we plan to adopt one in the near future. Any share redemption program we may adopt will be limited in terms of the amount of shares that may be redeemed annually. Our board of directors will be able to limit, suspend or terminate any share redemption program. It will be difficult for our shareholders to sell their shares promptly or at all. If our shareholders are able to sell their shares, they likely will only be able to sell them at a substantial discount from the price they paid. We cannot assure that their shares will ever appreciate in value to equal the price our shareholders paid for their shares. Thus, our shareholders should consider the shares an illiquid and long-term investment, and they must be prepared to hold their shares for an indefinite length of time.
Risks Relating to Real Estate Investments
Unsettled conditions in the financial and equity markets could negatively affect the U.S. and world economies and could adversely affect our business and operations. The recent severe uncertainties, dislocations and disruptions in the U.S. financial markets stemming from the subprime residential mortgage loan collapse have resulted in a tightening or, in some locations, the unavailability of secured real estate financing. The collapse of the subprime mortgage market has directly impacted mortgage securities and asset-backed securities, collateralized debt obligations and derivative securities associated with those markets. These uncertainties have affected the overall U.S. and world credit markets and, indirectly, both the residential and commercial real estate markets. These events will continue to negatively affect other economic sectors, such as retail sales manufacturing and labor. As a result, the U.S. and world economies experienced an economic recession of unpredictable severity and length. Recession effects included decreasing availability of capital and credit financing, job losses, decreases in wholesale and retail sales, manufacturing and service sectors. The effect of recent legislation and governmental action intended to stabilize the U.S. credit markets is unclear at this time.
Current commercial mortgage market trends may affect the terms and conditions of our mortgage financing and make it more difficult for us to obtain mortgage financing and have an adverse effect on our ability to make suitable investments.. In response to illiquidity, disruption and uncertainty in the commercial mortgage markets, lenders with whom we typically deal, such as insurance companies and national state chartered banks, have instituted more stringent underwriting requirements, increased their underwriting costs, and increased their credit spreads as the demand for higher risk premiums continues. Thus, the amount of mortgage financing available has contracted and we expect our future borrowing costs to increase. Higher costs of mortgage financing and restricted levels of borrowing may result in lower yields from our real estate investments, which may reduce our cash flow available for distribution. These restrictions could include restrictions on our ability to make distributions to our shareholders. Because of these trends, we expect the terms and conditions of our mortgage loans will be more onerous and will contain more restrictive terms favorable to the lender, and that these terms and restrictions would reduce our operating flexibility. Unavailability of mortgage financing will directly reduce our ability to purchase additional properties and thus decrease our diversification of real estate ownership. Under these volatile and uncertain circumstances, banks and other financial institutions are reluctant to loan funds to each other, thus tightening the overall liquidity of the mortgage market.

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
We are not required to set aside and maintain specific levels of cash reserves and may have difficulty in the event of increases in existing expenses or unanticipated expenses. We do not anticipate that we will establish a permanent reserve for maintenance and repairs, lease commissions or tenant improvements of real estate properties. However, to the extent that we have insufficient funds for such purposes, we may establish reserves. To the extent that expenses increase or unanticipated expenses arise and accumulated reserves are insufficient to meet such expenses, we would be required to obtain additional funds through borrowing or the sale of additional equity, if available. Our ability to repay any indebtedness incurred in connection with the acquisition of a property or any subsequent financing or refinancing will depend in part upon the sale, refinancing or other disposition of that property prior to the date such amounts become due. There can be no assurance that any such sale or refinancing can be accomplished at a time or on such terms and conditions as will permit us to repay the outstanding principal amount of any indebtedness. In the event we are unable to sell or refinance that property prior to the anticipated repayment date of any indebtedness, we may be required to obtain the necessary funds through additional borrowings, if available. If additional funds are not available from any source, we may be subject to the risk of losing that property through foreclosure.

We may be unable to sell a property at any particular time which would limit our ability to realize a gain on our investments and decrease the value of our shares. In general, we intend to sell, exchange or otherwise dispose of the properties when we, in our sole discretion, determine such action to be in our best interests. Our shareholders should not, however, expect a sale within any specified period of time, as properties could be sold sooner because they are not performing or because we believe the maximum value can be obtained with a sale prior to the end of the anticipated holding period. Likewise, a sale may not be feasible until later than anticipated.
Some of our properties may depend upon a single tenant for all of their rental income and the loss of such tenants could have an adverse effect on our operations. We expect that a single tenant will occupy some of our properties. The success of these properties will be materially dependent on the financial stability of such tenants. Lease payment defaults by such tenants could cause us to reduce the amount of dividends we pay. A default of such a tenant on its lease payments to us would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting the property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.
We may incur substantial costs in improving some of our properties which are suitable for only one use if such use is no longer possible. We expect that some of our properties will be designed for use by a particular tenant or business. If a lease on such a property terminates and the tenant does not renew, or if the tenant defaults on its lease, the property might not be marketable without substantial capital improvements. Improvements could require the use of cash that we would otherwise distribute to our shareholders. Also, our sale of the property without improvements would likely result in a lower sales price.
We may obtain only limited warranties when we purchase a property and could suffer losses resulting from significant defects in such properties which are not covered by such warranties. The seller of a property will often sell such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property in the event there are significant defects in the property not included within the limited scope and timeframe of such warranties, representations and indemnifications.
Our ability to operate a property may be limited by contract which could prevent us from obtaining the maximum value from such properties. Some of our properties will most likely be contiguous to other parcels of real property, for example, comprising part of the same shopping center development. In connection therewith, there will likely exist significant covenants, conditions and restrictions, known as “CC&Rs,” relating to such property and any improvements on that property, and granting easements relating to that property. The CC&Rs will restrict the operation of that property. Moreover, the operation and management of the contiguous properties may impact such property. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay dividends.
Shorter lease terms tend to increase our maintenance costs. Leases in our multi-family residential properties are typically month-to-month. In our experience, shorter leases lead to more frequent tenant turnover which tends to increase our leasing and maintenance costs as compared to those we incur with longer leases. While we attempt to account for these anticipated higher costs in the amount of tenant deposits and rental rates we require, we are not always able to do so within a given tenant market.
A property that incurs a vacancy could be difficult to sell or re-lease and could have a material adverse effect on our operations and our ability to pay dividends. We expect our properties to periodically incur vacancies by reason of lease expirations, terminations or tenant defaults. If a tenant vacates a property, we may be unable either to re-lease the property for the rent due under the prior lease or to re-lease the property without incurring additional expenditures relating to the property. In addition, we could experience delays in enforcing our rights against the defaulting tenant and collecting rents and, in some cases, real estate taxes and insurance costs due from that tenant.

If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in less cash dividends to be distributed to shareholders. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.
In order to re-lease a property, substantial renovations or remodeling could be required. The cost of construction in connection with any renovations or remodeling undertaken at a property and the time it takes to complete such renovations may be affected by factors beyond our control, including, but not limited to, the following: labor difficulties resulting in the interruption or slowdown of construction; energy shortages; material and labor shortages; changes in local climate as a result of global warming, increases in price due to inflation; adverse weather conditions; subcontractor defaults and delays; changes in federal, state or local laws; ordinances or regulations; and acts of God, which may result in uninsured losses. Also, we could incur additional delays and costs if we are required to engage substitute or additional contractors to complete any renovations in the event of delays or cost overruns. If we experience cost overruns resulting from delays or other causes in any construction, we may have to seek additional debt financing. Further, delays in the completion of any construction will cause a delay in our receipt of revenues from that property and could adversely affect our ability to attain revenue projections and meet our debt service obligations. Payment of cost overruns could impair the operational profitability of that property. Our inability to complete any construction on economically feasible terms could result in termination of construction and could significantly harm our business.
We may have to extend credit to buyers of our properties and a default by such buyers could have a material adverse effect on our operations and our ability to pay dividends. In order to sell a property, we may lend the buyer all or a portion of the purchase price by allowing the buyer to pay with its promissory note. Generally, the note would be secured by a junior lien on the property behind the primary mortgage lender. However, in circumstances we deem appropriate, we may accept an unsecured note, which may or may not be guaranteed by a principal of the buyer or a third party. Providing financing of all or a portion of the purchase price to the buyer will increase the risks that we may not receive full payment for the property sold. In addition, in the event that a property is sold in foreclosure and the proceeds are less than the amount of the senior lien, we may not receive any payment of the amounts secured by our junior liens.
We may not have funding for future tenant improvements which would make it difficult for us to lease such properties to new tenants. When a tenant at one of our commercial properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. We may depend on institutional lenders and/or tenants to finance our tenant improvements and tenant refurbishments in order to attract new tenants. We do not anticipate that we will maintain significant working capital reserves for these purposes. We therefore cannot assure our shareholders that we will have any sources of funding available to us for such purposes in the future.
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
Our policy is to obtain insurance coverage for each of our properties covering loss from liability, fire and casualty in the amounts and under the terms we deem sufficient to insure our losses. Under tenant leases on our commercial and retail properties, we require our tenants to obtain insurance for our properties to cover casualty losses and general liability in amounts and under terms customarily obtained for similar properties in the area. However, in certain areas, insurance to cover some losses, generally losses of a catastrophic nature such as earthquakes, floods, terrorism and wars is either unavailable or cannot be obtained at a reasonable cost. For example, in most earthquake-prone areas, we do not expect to obtain earthquake insurance because it is either not available or available at what we decide is too high of a cost. Also, tenants may not be able to obtain terrorism insurance in some urban areas. In the event we are unable or decide not to obtain such catastrophic coverage for a property and damage or destruction of the property occurs by reason of an uninsured disastrous event, we could lose some or all of our investment in the property.

In addition, we could lose a significant portion and possibly all of our anticipated rental income from a property if it suffers damage. Our leases generally allow the tenant to terminate the lease if the lease premises are partially or completely damaged or destroyed by fire or other casualty, unless the premises are restored to the extent of insurance proceeds we receive. These leases will also permit the tenants to partially or completely abate rental payments during the time needed to rebuild or restore the damaged premises. Loss of rental income under these circumstances would require us to obtain additional funds to meet our expenses. We generally have insurance for rental loss to cover at least some losses from ongoing operations in the event of partial or total destruction of a property.
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
Competition for properties could negatively impact our profitability. In acquiring properties, we experience substantial competition from other investors, including other REITs and real estate investment programs. Many of our competitors have greater resources than we do and, in many cases, are able to acquire greater resources, including personnel and facilities with acquisition efforts. Because of this competition, we cannot assure our shareholders that we would be able to always acquire a property we deem most desirable or that we would be able to acquire properties on favorable terms. Our inability to acquire our most desirable properties on desired terms could adversely affect our financial condition, our operations and our ability to pay dividends.
The bankruptcy or insolvency of one of our major tenants would adversely impact our operations and our ability to pay dividends. The bankruptcy or insolvency of a significant tenant or a number of smaller tenants would have an adverse impact on our income and our ability to pay dividends. Generally, under bankruptcy law, a tenant has the option of continuing or terminating any unexpired lease. If the tenant continues its current lease, the tenant must cure all defaults under the lease and provide adequate assurance of its future performance under the lease. If the tenant terminates the lease, we will lose future rent under the lease and our claim for past due amounts owing under the lease (absent collateral securing the claim) will be treated as a general unsecured claim and may be subject to certain limitations. General unsecured claims are the last claims paid in a bankruptcy and, therefore, funds may not be available to pay such claims. In addition, we may have difficulties enforcing our rights against such tenants as described above.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results. Under various federal, state and local environmental laws (including laws that are designed to reduce the potential effects of certain industries on global climate), ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. In connection with the acquisition and ownership of our properties, we may be potentially liable for such costs. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, or of remediating any contaminated property could materially adversely affect our business, our assets and/or our results of operations, and, consequently, amounts available for distribution to our shareholders.
Although we have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous substances, toxic substances or petroleum products in connection with any properties we currently own or manage, we may, as owner of a property, under various local, state and federal laws be required to remedy environmental contamination of one of our properties. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of any hazardous substances. We may be liable for the costs of removing or remediating contamination. The presence of, or the failure to properly remediate, hazardous substances may adversely affect the ability of tenants to operate, may subject us to liability to third parties, and may adversely affect our ability to sell or rent such property or borrow money using such property as collateral. Moreover, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removing or remediating such substances. If we are deemed to have arranged for the disposal or treatment of hazardous or toxic substances, we may be liable for removal or remediation costs, as well as other related costs, including governmental fees and injuries to persons, property and natural resources.
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
Recent unavailability of certain types of credit financing and stagnation of real estate prices have lead to economic slowdown and a recession. Periods of economic slowdown or recession are typically accompanied by declines in real estate sales in general. These conditions in turn can result in increases in mortgage loan delinquencies and foreclosures and declines in real estate prices and values. Any material decline in real estate values would, among other things, increase the loan-to-value ratio of any properties on which we have mortgage financing and any real estate loans we own. A significant period of increased delinquencies, foreclosures or depressions in real estate prices would likely materially and adversely affect our ability to finance our real estate investments.
Compliance with the Americans with Disabilities Act of 1990 and fire, safety, and other regulations may require us to make unintended expenditures that could adversely impact our results of operations. Our properties are generally required to comply with the Americans with Disabilities Act of 1990, or the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. The parties to whom we lease properties are obligated by law to comply with the ADA provisions, and we believe that these parties may be obligated to cover costs associated with compliance. If required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these parties to cover costs could be adversely affected and we could be required to expend our own funds to comply with the provisions of the ADA, which could materially adversely affect our results of operations or financial condition and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions to our shareholders.

We may acquire properties in joint ventures, partnerships or through limited liability companies which could limit our ability to control or liquidate such holdings. We generally hold our investments in real property in the form of a 100% fee title interest. However, we may also purchase partial interest in property, either directly with others as co-owners (a co-tenancy interest) or indirectly through an intermediary entity such as a joint venture, partnership or limited liability company.
As discussed below, we also own some of our properties indirectly through limited partnerships under a DOWNREIT structure. Also, we may on occasion purchase an interest in a long-term leasehold estate (for example, a ground lease). We may also enter sale-leaseback financing transactions whereby we purchase a property and lease it back to the seller for lease payments to cover our financing costs and where the seller has the right to repurchase the property at an agreed upon price. Such ownership structures allow us to hold a more valuable property with a smaller investment, but also reduce our ability to control such properties. In addition, if our co-owner in such arrangements experiences financial difficulties or is otherwise unable or unwilling to perform on their commitments, we may be forced to find a new partner on less favorable terms or lose our interest in such property if no partner can be found.
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
In a sale-leaseback transaction, we are at risk that our seller/lessee will default if its tenants default which could impair our operations and limit our ability to pay dividends. On occasion, we may lease an investment property back to the seller for a certain period of time or until we obtain stated rental income objectives. When the seller/lessee subleases space to its tenants, the seller/lessee’s ability to meet any mortgage payments and its rental obligations to us will be subject to its subtenants’ ability to pay their rent to the seller/lessee on a timely basis. A default by the seller/lessee or other premature termination of its leaseback agreement with us and our subsequent inability to release the property will likely cause us to suffer losses and adversely affect our financial condition and ability to pay dividends.
Uncertain market conditions and the broad discretion of management relating to the future disposition of properties could adversely affect the return on our shares. We generally will hold the various real properties in which we invest until such time as management determines that a sale or other disposition appears to achieve our investment objectives or until it appears that such objectives will not be met. Otherwise, our management, subject to approval of our board, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time. We cannot predict with any certainty the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure our shareholders that we will be able to sell our properties at a profit in the future. Accordingly, the extent to which our shareholders will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.
Regulatory changes may adversely affect our specific properties and may have adverse results on our operations and returns on our shares. Federal, state and/or local governments may adopt regulatory provisions regarding land use and zoning changes. Also, regulatory changes may permit requirements outside the control of governmental authorities at the local level, including, but not limited to special assessment districts, special zoning codes and restrictions on land development. Also, special use permits could be required. Any of these changes could affect our costs of operating our properties, prices at which we can sell or lease our properties, and our ability to finance or refinance the properties.

Changes in local conditions may adversely affect one or more of our properties. In addition to national and global market conditions, each of our properties will be sensitive to local economic conditions such as population growth rates, employment rates and the local financial markets. The deterioration in any of these local conditions could affect our ability to profitably operate a property and could adversely affect the price and terms of our sale or other disposition of the property.
Each of our properties will be subject to local supply and demand for similar or competing properties which may have an adverse effect on the amount of rent we can charge or the price we would obtain in a liquidation. Each of our properties will be affected by the number and condition of competing properties within its general location, which also will affect the supply and demand for such properties. In general, if the market for a particular type of property is profitable, additional competing properties will be constructed. As a result, the number of competing properties will at some point exceed the demand and competition among the similar properties will increase, making profitable operations of our properties more difficult and depressing the prices at which we would lease, sell or otherwise dispose of the property.
Risks Relating to Debt Financing
The more leverage we use, the higher our operational risks will be. The more we borrow, the higher our fixed debt payment obligations will be and the risk that we will not be able to timely pay these obligations will be greater in the event we experience a decrease in rental or other revenues or an increase in our other costs. At December 31, 2009, we had a total of $27 million of secured financing on our properties. We intend to continue to borrow funds through secured financings to acquire additional properties.
If we fail to make our debt payments, we could lose our investment in a property. Loans obtained to fund property acquisitions will generally be secured by mortgages on our properties. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment which in turn could cause the value of our shares and the dividends payable to shareholders to be reduced.
Lenders may require us to enter into restrictive covenants relating to our operations which could impair our ability to pay dividends. In connection with obtaining certain financing, a lender could impose restrictions on us which affect our ability to incur additional debt and our distribution and operating policies. Generally, our lenders will require us to give them covenants which limit our ability to further mortgage the property or to discontinue insurance coverage which may impose other limitations.
If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to pay dividends. Some of our existing financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. In the future, we may finance more properties in this manner. Our ability to make a balloon payment at maturity is uncertain and will depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. At December 31, 2009, we had loans that require balloon payments of $3.1 million due in 2012, $8.9 million due in 2014, $3.3 million in 2015 and $2.8 million due in 2016.
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
Risks Associated with Making or Investing in Mortgage Loans
We do not have experienced loan underwriting personnel which may put us at a disadvantage in analyzing and negotiating mortgage loans and could have an adverse effect on our ability to pay dividends. We have made five mortgage loans to three borrowers totaling approximately $2.8 million with approximately $0.9 million outstanding from two borrowers as of December 31, 2009. We do not actively seek mortgage loan investments, but our management is open to these investment opportunities and we anticipate that we will invest in one or more mortgage loans in the future. We do not maintain any staff of experienced loan underwriting personnel. Our lack of experienced loan underwriting personnel may put us at a disadvantage in analyzing and negotiating mortgage loans and could result in our investment in poorer performing mortgage loans, which investments might have been avoided by a more experienced underwriting staff. The probability of our successfully investing in mortgage loans would be greatly enhanced by expertise in and experience with mortgage loan underwriting.
Mortgage loans may be impacted by unfavorable real estate market conditions, which could decrease the value of our mortgage investments and impair our ability to pay dividends. Our mortgage loan investments, if any, will be at risk of default caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. Also, we will not be able to assure that the values of the property securing our mortgage loan (the “mortgaged property”) will not decrease from the values at the time the mortgage loans were originated. If the values of the mortgaged property drop, our risk will increase and the values of our mortgage loan investments may decrease.
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

Risks Relating to Our Management’s Conflicts of Interest
We face certain conflicts of interest with respect to our operations. We will rely on our senior management for our day-to-day operations. Messrs. Heilbron and Elsberry are also officers and directors of our property manager, CHG Properties, and certain affiliated entities. As such, our officers and directors may experience conflicts of interest in allocating management time and resources between us and CHG Properties or its affiliates possibly including other real estate investment programs. They may also be subject to conflicts of interest in making investment decisions on properties for us as opposed to other entities that may have similar investment objectives. For example, they may have different incentives in determining when to sell properties with respect to which CHG Properties is entitled to fees and compensation and such determinations may not be in our best interest. Our shareholders must depend on our independent directors, who presently constitute five of our seven directors, to oversee, monitor and resolve any such conflicts on our behalf.
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
The amounts of compensation to be paid to our management, our property manager and possibly their affiliates cannot be predicted and significant changes in such compensation could adversely affect our operations and ability to pay dividends. Because our board of directors may vary the amount of fees that we will pay to our property manager and possibly their affiliates in the future and to a large extent these fees are based on the level of our business activity, it is not possible to predict the amounts of compensation that we will be required to pay these entities. In addition, because our senior management is given broad discretion to determine when to consummate a transaction, we rely on these key persons to dictate the level of our business activity. Fees paid to our affiliates will reduce funds available for payment of dividends. Our shareholders must rely on the judgment of our independent directors whose majority vote is necessary to approve such affiliate compensation. Because we cannot predict the amount of fees due to these affiliates, we cannot predict how precisely such fees will impact such payments.
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
Risks Relating to Federal Income Taxes
Because of recently enacted tax legislation, REIT investments are comparatively less attractive than investments in other corporations. The tax rate applicable to qualifying corporate dividends received by individuals prior to 2011 has been reduced to a maximum rate of 15% by recent income tax legislation. However, this tax rate is generally not applicable to dividends paid by a REIT, unless those dividends represent earnings on which the REIT itself has been taxed. Consequently, dividends (other than capital gain dividends) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income that currently are as high as 35%. This legislation may make an investment in our shares comparatively less attractive relative to an investment in the securities of other corporate entities that pay dividends and that are not formed as REITs. However, as a REIT, we generally would not be subject to federal corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our shareholders, and we thus expect to avoid the “double taxation” that other corporations are typically subject to.

Failure to qualify as a REIT could adversely affect our operations and our ability to pay dividends. We intend to continue to operate so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Qualification as a REIT provides significant tax advantages to us and our shareholders. However, in order for us to continue to qualify as a REIT, we must satisfy numerous requirements established under highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless we are entitled to relief under certain statutory provisions, we also will be disqualified from treatment as a REIT for the four taxable years following the year we ceased to qualify as a REIT. Losing our REIT status would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax. For any year in which we fail to qualify as a REIT, we will not be required to make distributions to our shareholders. Any distributions we do make will not be deductible by us when computing our taxable income, and will generally be taxable to our shareholders as dividends to the extent of our current and accumulated earnings and profits. Subject to certain limitations in the Code, corporate shareholders receiving such distributions may be eligible to claim the dividends received deduction. The tax rate applicable to qualifying corporate dividends received by individuals prior to 2011 has been reduced to a maximum rate of 15%.
Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances which are not entirely within our control. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our properties. Our shareholders are urged to consult with their own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
In order to maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions which could impair our long term operations. In order to maintain our REIT status or avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings. To qualify as a REIT we must distribute to our shareholders dividends (other than capital gain dividends) in an amount at least equal to (i) the sum of (A) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our “net capital gain”) and (B) 90% of the after-tax net income (if any) from foreclosure property, minus (ii) the sum of certain items of non-cash income (including, among other things, cancellation of indebtedness income and original issue discount income). In general, the distributions can be paid during the taxable year to which they relate. We may also satisfy the distribution requirements with respect to a particular year provided we (1) declare a sufficient dividend before timely filing our tax return for that year and (2) pay the dividend within the 12-month period following the close of the year, and on or before the date of the first regular dividend payment after such declaration. To the extent we fail to distribute our net capital gain, and to the extent we distribute at least 90%, but less than 100%, of our “REIT taxable income” (as adjusted) we will be subject to tax at the regular corporate capital gains rates (with respect to the undistributed net capital gain) and at the regular corporate ordinary income tax rates (with respect to the undistributed REIT taxable income). Furthermore, if we fail to distribute during each calendar year at least the sum of (i) 85% of the REIT ordinary income for such year, (ii) 95% of our REIT capital gain income for such year and (iii) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of such amounts over the amounts actually distributed.
We may need short-term debt or long-term debt or proceeds from asset sales, creation of joint ventures or sales of common stock to fund required distributions as a result of differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. The inability of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short-term debt and long-term debt or sell equity securities in order to fund distributions required to maintain our REIT status.

Qualified plans investing in our shares will be taxed on our distributions to the extent that they are unrelated business taxable income. Tax-exempt entities such as employee pension benefit trusts and individual retirement accounts generally are exempt from federal income taxation. Such entities are subject to taxation, however, on any unrelated business taxable income (“UBTI”) as defined in the Code. Although passive income is generally exempt, in general, income from property that is debt financed will result in UBTI. Our payment of distributions to a tax-exempt employee pension benefit trust or other domestic tax-exempt shareholder generally will not constitute UBTI to such shareholder unless such shareholder has borrowed to acquire or carry its shares.
Even if we qualify and maintain our REIT status, we still may be required to pay federal, state, or local taxes which could have an adverse effect on our operations. Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% tax. In general, “prohibited transactions” are sales or other dispositions of property (other than foreclosure property) that we hold primarily for sale to customers in the ordinary course of business. Additionally, we may not be able to make sufficient distributions to avoid the 4% excise tax that generally applies to income retained by a REIT. We may also decide to retain proceeds we realize from the sale or other disposition of our property and pay income tax on gain recognized on the sale. In that event, we could elect to treat our shareholders as if they earned that gain and paid the tax on it directly. However, shareholders that are tax-exempt, such as charities or qualified pension plans, would derive no benefit from their deemed payment of such tax. We may also be subject to state and local taxes on our income or property, either directly or at the level of other companies through which we indirectly own our assets.
Non-U.S. shareholders selling their Securities may be subject to withholding or other tax. A sale of our shares by a non-U.S. shareholder will generally not be subject to U.S. federal income taxation unless our shares constitute a “United States real property interest” within the meaning of the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”). A United States real property interest includes securities of a U.S. corporation whose assets consist principally of United States real property interests. Our shares will not constitute a United States real property interest if we are a “domestically controlled REIT.” A “domestically controlled REIT” is a REIT that at all times during a specified testing period has less than 50% in value of its shares held directly or indirectly by non-U.S. shareholders. We currently anticipate that we will be a domestically controlled REIT. Therefore, sales of our shares should not be subject to taxation under FIRPTA. However, we do expect to sell our shares to non-U.S. shareholders and we cannot assure you that we will continue to be a domestically controlled REIT. If we were not a domestically controlled REIT, whether a non-U.S. shareholder’s sale of our shares would be subject to tax under FIRPTA as a sale of a United States real property interest would depend on whether our shares were “regularly traded” on an established securities market and on the size of the selling shareholder’s interest in us. Our shares currently are not “regularly traded” on an established securities market. Accordingly, a non-U.S. shareholder’s sale of our shares would be subject to tax under FIRPTA as a sale of a United States real property interest if we were not a domestically controlled REIT. If the gain on the sale of shares were subject to taxation under FIRPTA, a non-U.S. shareholder would be subject to the same treatment as a U.S. shareholder with respect to the gain, subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of non-resident alien individuals. Under FIRPTA, the purchaser of our shares may be required to withhold 10% of the purchase price and remit this amount to the IRS.
Even if not subject to FIRPTA, capital gains will be taxable to a non-U.S. shareholder if the non-U.S. shareholder is a non-resident alien individual who is present in the United States for 183 days or more during the taxable year and some other conditions apply, in which case the non-resident alien individual will be subject to a 30% tax on his U.S. source capital gains.
Non-U.S. shareholders are urged to consult their tax advisors concerning the U.S. tax effect of an investment in our shares.

Retirement Plan Risks
There are special considerations that apply to qualified plans and IRAs investing in our shares. Investors who are qualified plans, such as a pension, profit sharing, 401(k), Keogh or other qualified retirement plan, or who are IRAs should satisfy themselves that:
•	their investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code;

•	their investment is made in accordance with the documents and instruments governing their Retirement Plan or IRA, including their plan’s investment policy;

•	their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	their investment will not impair the liquidity of the plan;

•	their investment will not produce Unrelated Business Taxable Income, “UBTI” for the plan or IRA;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code

ITEM 2. PROPERTIES
General Information
We own or have an equity interest in sixteen (16) separate properties located in three states. The following tables provide certain additional information about our properties as of December 31, 2009.

							Renovation or
	Date	Type of	Year Property	Purchase	Percent		Improvement
Property/Location	Acquired	Property	Constructed	Price*	Ownership	Occupancy	Cost.

Casa Grande Apts.(1)	4/99	Residential	1973	$1,020,000	20.07%	84.6%	—
Cheyenne, WY

Havana/Parker Complex(2)	6/06	Office	1975	$5,828,963	100%	53.0%	$108,000
Aurora, CO

Escondido 7-Eleven(3)	9/06	Retail	1980	$1,404,864	67.6%	100.0%	—
Escondido, CA

Garden Gateway Plaza(4)	3/07	Office	1982	$15,132,624	94.01%	85.1%	—
Colorado Springs, CO

World Plaza(5)	9/07	Retail	1974	$7,650,679	100%	87.1%	—
San Bernardino, CA

Regatta Square(6)	10/07	Retail	1996	$2,180,166	100%	100.0%	—
Denver, CO

Sparky’s Palm Self-Storage(7)	11/07	Self-Storage	2003	$4,848,919	51.97%	86.7%	—
Highland, CA

Sparky’s Joshua Self-Storage(8)	12/07	Self-Storage	2003/2005	$8,007,127	100%	75.4%	—
Hesperia, CA

Executive Office Park(9)	7/08	Office	2000/2001	$10,125,881	100%	90.7%	—
Colorado Springs, CO

Waterman Plaza(9)	8/08	Retail	2008	$7,164,029	100%	83.6%	—
San Bernardino, CA

Pacific Oaks Plaza (10)	9/08	Office	2005	$4,876,483	100%	100.0%	—
Escondido, CA

Morena Office Center (2)	1/09	Office	1987	$6,575,000	100%	77.2%	—
San Diego, CA

Fontana Medical Plaza (11)	2/09	Medical Office	1980	$1,919,800	51.0%	100.0%	$300,000
Fontana, CA

Rangewood Medical Office Building(2)	3/09	Medical Office	1998	$2,630,000	100%	94.3%	—
Colorado Springs, CO

Sparky’s Thousand Palms Self-Storage	8/09	Self-Storage	2007	$6,200,000	100%	41.6%	—
Thousand Palms, CA

Sparky’s Hesperia East Self-Storage	12/09	Self-Storage	2007	$2,775,000	100%	34.6%	—
Hesperia, CA

*
Prior to January 1, 2009, “Purchase Price” includes our acquisition related costs and expenses for the purchase of the property. After January 1, 2009, acquisition related costs and expenses were expensed when incurred.

(1)	An apartment building leased to tenants on a month-to-month basis. This property is owned by a DOWNREIT Partnership for which we serve as general partner and in which we own a 20.07% equity interest.

(2)	An office building leased to tenants on a gross basis where the tenant may be required to pay property related expenses in excess of the base year property related expenses.

(3)
Under single user lease to 7-Eleven, Inc. on a triple net basis, where the tenant is responsible for paying all property related expenses. This property is owned by a DOWNREIT Partnership for which we serve as general partner and in which we own a 67.6% equity interest.

(4)
Garden Gateway Plaza is comprised of three buildings, each on a separate legal parcel. Information is for all 3 buildings in the Garden Gateway Plaza in which we own 94.01% held as a tenant in common interest.

(5)	A neighborhood shopping center.

(6)	Retail Centers.

(7)	Self-storage property. This property is owned by a DOWNREIT Partnership for which we serve as general partner and in which we own a 51.97% equity interest.

(8)	Self-storage property with a self serve car wash on premises.

(9)	Property leased on a triple net basis, where the tenant is responsible for paying all property related expenses.

(10)	The Company, and related entities, occupies approximately 12,134 square feet, or 75.8% of this property as its corporate offices.

(11)
Under single user lease to DVA Healthcare Renal Care, Inc. (“DVA”) on a triple net basis, where the tenant is responsible for paying all property related expenses. DVA is a wholly-owned subsidiary of Davita, Inc., a leading provider of dialysis services in the United States for patients suffering from chronic kidney failure. The property is 51% owned by NetREIT operated as Managing Member of Fontana Medical Plaza, LLC. The $300,000 represents a tenant improvement allowance per the lease agreement between the parties.

Physical Occupancy Table for Last 5 Years (1)

	Date	Percentage Occupancy as of the Year Ended December 31,
	Acquired	2005	2006	2007	2008	2009
Casa Grande Apartments	4/99	97.2%	94.2%	92.0%	96.1%	84.6%

Havana/Parker Complex	6/06		79.0%	74.9%	54.0%	53.0%

Escondido 7-Eleven	9/06		100.0%	100.0%	100.0%	100.0%

Garden Gateway Plaza	3/07			85.1%	88.3%	85.1%

World Plaza	9/07			98.1%	94.0%	87.1%

Regatta Square	10/07			100.0%	100.0%	100.0%

Sparky’s Palm Self-Storage	11/07			85.0%	84.2%	86.7%

Sparky’s Joshua Self-Storage	12/07			77.0%	67.8%	75.4%

Executive Office Park	7/08			94.8%	94.8%	90.7%

Waterman Plaza	8/08				74.3%	83.6%

Pacific Oaks Plaza (2)	9/08				100.0%	100.0%

Morena Office Center	1/09					77.2%

Fontana Medical Plaza	2/09					100.0%

Rangewood Medical Office Building	3/09					94.3%

Sparky’s Thousand Palms Self-Storage	8/09					41.6%

Sparky’s Hesperia East Self-Storage	12/09					34.6%

(1)	Information is provided only for the years that we owned the property.

(2)
The Company, and related entities, occupies 12,134 square feet, or 75.8% of this property as its corporate offices. The tenant occupying the other 24.2% of this property abandoned the property in February 2010 with approximately two years remaining under the lease agreement. The Company is in the process of negotiating a settlement with the former tenant and is attempting to re-lease this space.

Top Ten Tenants Physical Occupancy Table
The following table sets forth certain information with respect to our top ten tenants.

			Percent of Total
		Annualized Base	Annualized Base
		Rent as of	Rent as of
Tenant	Number of Leases	December 31, 2009(1)	December 31, 2009
County of San Bernardino	1	$519,348	8.9%
Goodwill Industries of Southern California	1	$434,261	7.4%
Marvell Semiconductor	1	$353,685	6.0%
Keller Williams Realty	3	$346,578	5.9%
Fairchild Semiconductor	1	$307,850	5.2%
The Travelers Indemnity Company	1	$261,611	4.5%
DVA Healthcare Renal Care	1	$258,915	4.4%
Security Title Guaranty Corporation	1	$190,869	3.3%
Lloyd’s Pest Control	1	$137,098	2.3%
Citizens Business Bank	1	$128,000	2.2%

(1)	Includes scheduled rent increases in 2010.

Occupancy and Average Effective Annual Rent Per Square Foot
The following table presents the average effective annual rent per square foot for our properties as of December 31, 2009.

			Percentage	Annual Rent
	Square	Annual	Occupied at	Per Sq Ft
Property	Footage	Gross Rent(1)	December 31, 2009	At Full Occupancy

Casa Grande Apts.	29,250	$220,298	84.6%	$8.90

Havana/Parker Complex	114,000	$595,020	53.0%	$9.83

Escondido 7-Eleven	3,000	$108,000	100.0%	$36.00

Garden Gateway Plaza	115,052	$1,660,314	85.1%	$16.96

World Plaza	55,098	$701,995	87.1%	$14.63

Regatta Square	5,983	$185,768	100.0%	$31.05

Sparky’s Palm Self-Storage	50,250	$492,484	86.7%	$11.30

Sparky’s Joshua Self-Storage	149,750	$739,719	75.4%	$6.55

Executive Office Park	65,084	$1,109,796	90.7%	$18.80

Waterman Plaza	21,170	$550,828	83.6%	$31.12

Pacific Oaks Plaza(2)	16,000	$112,700	100.0%	$(2)

Morena Office Center	26,784	$548,599	77.2%	$26.53

Fontana Medical Plaza	10,500	$258,915	100.0%	$24.60

Rangewood Medical Office Building	18,222	$372,673	94.3%	$21.69

Sparky’s Thousand Palms Self-Storage	113,126	$487,898	41.6%	$10.37

Sparky’s Hesperia East Self-Storage	72,940	$197,132	34.6%	$7.81

(1)	Annual Gross Rent is calculated based upon contractual rents due as of December 31, 2009, determined using GAAP including CAM reimbursements and leases on a month-to-month basis.

(2)
The Company, and related entities, occupies approximately 12,134 square feet, or 75.8% of this property as its corporate offices. The tenant occupying the other 24.2% of this property abandoned the property in February 2010 with two years remaining under the lease agreement. The Company is in the process of negotiating a settlement with the former tenant and is attempting to re-lease this space.

Average Effective Annual Rent Per Square Foot for Last 5 Years (1)

	Average Effective Annual Rent per Square Foot
	For the Years Ended December 31,
	2005	2006	2007	2008	2009
Casa Grande Apts.	$5.59	$5.71	$6.24	$6.26	$6.05

Havana/Parker Complex		$8.07	$7.38	$6.35	$5.46

Escondido 7-Eleven		$18.02	$18.02	$18.02	$36.00

Garden Gateway Plaza			$14.40	$14.84	$14.62

World Plaza			$15.49	$15.40	$14.09

Regatta Square			$38.17	$38.17	$32.08

Sparky’s Palm Self-Storage			$9.32	$9.45	$8.02

Sparky’s Joshua Self-Storage			$6.06	$4.80	$3.62

	Average Effective Annual Rent per Square Foot
	For the Years Ended December 31,
	2005	2006	2007	2008	2009
Executive Office Park				$17.90	$18.20

Waterman Plaza				$23.32	$24.81

Pacific Oaks Plaza(2)				$33.79	$33.79

Morena Office Center					$23.80

Fontana Medical Plaza					$27.07

Rangewood Medical Office Building					$15.62

Sparky’s Thousand Palms Self-Storage					$3.73

Sparky’s Hesperia East Self-Storage					$2.11

(1)	Annualized from date of acquisition in year acquired.

(2)
The Company, and related entities, occupies 75.8% of this property as its corporate offices. The tenant occupying the other 24.2% of this property abandoned the property in February 2010 with two years remaining under the lease agreement. The Company is in the process of negotiating a settlement with the former tenant and is attempting to re-lease this space.

Lease Expirations Table(1)
The following table shows lease expirations for our properties as of December 31, 2009, assuming that none of the tenants exercise renewal options.

	Number of Leases		Annual Rental	Percent
Expiration Year	Expiring	Square Footage	From Lease	of Total
2010	64	68,425	$1,055,470	17.2%
2011	25	97,583	$1,580,070	25.8%
2012	15	68,373	$1,214,095	19.8%
2013	13	49,064	$957,211	15.6%
2014	6	15,419	$303,732	5.0%
2015	2	6,967	$166,272	2.7%
2016	—	—	—	—
2017	—	—	—	—
2018	2	18,057	$539,230	8.8%
2019	1	10,525	$258,915	4.2%
2020	1	2,807	55,645	0.9%

Totals	129	337,220	$6,130,640	100.0%

(1)	Table excludes residential and self-storage properties.

Concentration of Tenants
As of December 31, 2009, the following tenants accounted for 10% or more of our aggregate annual rental income for the specific property:

		Current Base	% of Total
Property	Tenant	Annual Rent(1)	Rental Income

Casa Grande Apartments (2)

Havana/Parker Complex	None

Escondido 7-Eleven	7-Eleven, Inc.	$108,000	100.0%

Garden Gateway Plaza	Marvell Semiconductor	$344,184	20.7%
	Fairchild Semiconductor	$303,912	18.3%
	The Travelers Indemnity Co.	$261,611	15.8%

World Plaza	County of San Bernardino	$508,608	69.2%

Regatta Square	India’s Express Menu	$62,826	33.8%
	Pinnacle Restaurant Group	$45,600	24.5%
	5th Avenue Nails	$41,796	22.5%
	Kashdom, Inc.	$35,546	19.1%

Sparky’s Palm Self-Storage(2)

Sparky’s Joshua Self-Storage(2)

Executive Office Park	Keller Williams Realty	$377,184	34.0%
	Security Title Guaranty Co	$188,948	17.0%

Waterman Plaza	Goodwill Industries	$431,230	78.3%
	Subway	$72,420	13.1%

Pacific Oaks Plaza	(3)	—	—

Morena Office Center	Community Research Foundation	$331,056	60.3%
	Lloyd’s Pest Control	$169,180	24.9%

Fontana Medical Plaza	DVA Healthcare Renal Care	$258,915	100.0%

Rangewood Medical Office Building	Rocky Mountain Prosthetic Dentistry	$92,405	24.8%
	Dr. Ruxandra Georgescu	$64,960	17.4%
	Michael J. Foy, D.D.S.	$61,508	16.5%
	Rangewood Orthodontics	$55,645	14.9%
	Diane E. Reck, D.D.S.	$54,680	14.7%

Sparky’s Thousand Palms Self-Storage(2)

Sparky’s Hesperia East Self-Storage(2)

(1)	Annualized rent as of December 31, 2009 without considering scheduled rent increases.

(2)	These properties are comprised of residential and self-storage units which are rented on a short term basis, generally on a month-to-month basis or less than 12 months.

(3)
The Company, and related entities, occupies approximately 12,134 square feet, or 75.8% of this property as its corporate offices. The tenant occupying the other 24.2% of this property abandoned the property in February 2010 with two years remaining under the lease agreement. The Company is in the process of negotiating a settlement with the former tenant and is attempting to re-lease this space.

The following table provides certain information with respect to the leases of those tenants that occupy 10% or more of the rentable square footage in each of our properties as of December 31, 2009.

				Percentage of
	Rentable			Property	Current Base	Renewal
Property and Lessee	Square Feet		Lease Ends	Leased	Annual Rent(1)	Options

Casa Grande Apartments	None	(2)

Escondido 7-Eleven 7-Eleven	3,000		12/31/2018	100.0%	$108,000	Two 5 yr.

Havana/Parker Complex	None

Garden Gateway Plaza Marvell Semiconductor	20,730		1/31/2012	18.0%	$344,184	One 2 yr.
Fairchild Semiconductor	18,900		7/31/2013	16.4%	$303,912	One 5 yr.
The Travelers Indemnity Co.	15,157		2/28/2011	13.2%	$261,611	One 5 yr.

World Plaza						Two 1 yr.
County of San Bernardino	29,942		2/28/2011	54.3%	$508,608	& One 5 yr.

Regatta Square Pinnacle Restaurant Group	2,300		4/30/2011	38.4%	$45,600	None
India’s Express Menu	1,851		5/31/2013	30.9%	$62,826	None
5th Avenue Nails	1,032		8/31/2012	17.2%	$41,796	One 5 yr.
Fancy, Inc.	800		5/31/2012	13.4%	$35,546	One 5 yr.

Sparky’s Palm Self-Storage	None	(2)

Sparky’s Joshua Self-Storage	None	(2)

Executive Office Park Keller Williams Realty	19,869		8/31/2012	30.5%	$377,184	None
Security Title Guaranty Co.	9,217		7/31/2012	14.2%	$188,949	None

Waterman Plaza Goodwill Industries	14,503		9/24/2018	68.5%	$431,230	Two 5 yr.

Pacific Oaks Plaza(3)	None

Morena Office Center Community Research Foundation	12,122		3/31/2013	45.3%	$331,056	None
Lloyd’s Pest Control	6,722		1/31/2015	25.1%	$169,180	None

Fontana Medical Plaza DVA Healthcare Renal Care	10,525		11/22/2019	100.0%	$258,915	Three 5 yr.

Rangewood Medical Office Building Rocky Mountain Prosthetic Dentistry	3,717		3/31/2013	20.4%	$92,405	Two 5 yr.
Dr. Ruxandra Georgescu	2,512		3/31/2014	13.8%	$64,960	Three 5 yr.
Rangewood Orthodontics	2,807		3/31/2020	13.4%	$55,645	Two 5 yr.
Michael J. Foy, D.D.S	2,778		3/31/2013	13.2%	$61,508	Two 5 yr.
Diane E. Reck, D.D.S	2,095		3/31/2021	11.5%	$54,680	Two 5 yr.

Sparky’s Hesperia East Self-Storage	None	(1)

Sparky’s Thousand Palms Self-Storage	None	(1)

(1)	Annualized rent as of December 31, 2009 without considering scheduled rent increases.

(2)	Self-storage or residential units rented on a short term basis.

(3)
The Company, and related entities, occupies approximately 12,134 square feet, or 75.8% of this property as its corporate offices. The tenant occupying the other 24.2% of this property abandoned the property in February 2010 with two years remaining under the lease agreement. The Company is in the process of negotiating a settlement with the former tenant and is attempting to re-lease this space.

Geographic Diversification Table
The following table shows a list of properties we owned as of December 31, 2009, grouped by the state where each of our investments is located.

					Approximate %
	No. of	Aggregate	Approximate %	Current Base	of Aggregate
State	Properties	Square Feet	of Square Feet	Annual Rent(1)	Annual Rent

California	10	518,618	59.9%	$2,281,039	36.8%
Colorado	5	318,341	36.8%	3,923,570	63.2%
Wyoming	1	29,250	3.3%	—	—

Total	16	866,209	100.0%	6,204,609	100.0%

(1)	Annualized rent as of December 31, 2009 without considering scheduled rent increases. Current base rent does not include residential and self-storage properties.
Indebtedness
Mortgage Debt
The following table presents information as of December 31, 2009 on indebtedness encumbering our properties. The Company is current with respect to it’s payments on each of these loans.

	Principal	Current		Balance at
Property	Amount	Interest Rate	Maturity Date	Maturity

Havana/Parker Complex	$3,393,776	6.51%	July 2016	$2,844,980
Garden Gateway Plaza(1)	$10,075,155	6.08%	April 2014	$8,893,175
World Plaza	$3,380,792	5.31%	February 2012	$3,060,931
Waterman Plaza	$3,769,886	6.50%	September 2015	$3,304,952
Sparky’s Thousand Palms Self-Storage(2)	$4,633,393	5.50%	March 2034	$—
Sparky’s Hesperia East Self-Storage(3)	$1,742,500	5.00%	December 2016	$1,564,200

(1)	Mortgage is cross-collateralized by all three buildings comprising the Garden Gateway Plaza. Mortgage has release clause for each building.

(2)
Interest rate is variable with a floor of 5.50% and a ceiling of 10.5%. The variable interest rate is calculated using the lowest New York prime rate in effect on the first day of the month as published in the money rate section of the West Coast edition of the Wall Street Journal added to the margin of 0.50%.

(3)	Interest rate is fixed at 5.00% for the first 24 months and 6.25% for the remaining 60 months of the loan.

Our sale of a 5.99% interest in Garden Gateway Plaza in 2008 resulted in our breach of our covenant not to transfer an interest in this property under the terms of our loan secured by the Garden Gateway Plaza. We have requested the lender’s consent and waiver to this transfer. Based on the lender’s response thus far, we believe that we have resolved this matter at a cost of approximately $50,000 that has been recorded as an expense in 2009. Although we consider the possibility of occurrence remote, the lender has the right to accelerate immediate payment of the loan. We believe we have the financial resources to pay the loan if we are required to do so. Please see Item 7 — Management’s Discussion and Analysis Of Financial Condition and Results Of Operations - Liquidity and Capital Resources — Financing Activities for further discussion of this matter.
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

Cheyenne, which is located in the southeast corner of the state, has a population of approximately 82,000. The property is located at 921 E. 17th Street, which is in the city’s downtown area in an established residential neighborhood next to Holiday Park, the city’s largest public park. The neighborhood is comprised of approximately 70% single family residences, 10% multi-family housing, 15% commercial uses and 5% industrial uses.
We lease the property to tenants on a month-to-month basis. The roof of the property was replaced in 1996. We plan no major renovations to the property within the next 36 months. As of December 31, 2009, the property is 84.6% occupied. Current rental rates are $545 for single bedroom units and $600 for the 2-bedroom units. The property competes for tenants with comparable multi-unit properties and single family residences in its area. We believe the property is comparable or superior to other multi-unit properties in the area considering its location and close proximity to Holiday Park, one of the more desirable areas of the city.
The complex is constructed of wood frame with stucco exterior and wood facing and trim. The complex includes paved parking for approximately sixty cars (1.5 places per apartment unit). The grounds of the building contain approximately 20,000 square feet of open area, which is fully landscaped with concrete walks throughout the site. The property was constructed in 1973.
In 2008, the Company sold approximately 79.93% of its interests in Casa Grande. In 2009, the Company and the other tenants in common in the property contributed their respective interests in Casa Grande into a DOWNREIT Partnership for which we serve as general partner and in which we own a 20.07% equity interest.

Havana/Parker Complex
In June 2006, we purchased the Havana/Parker Complex which consists of 7 attached three story office buildings located in Aurora, Colorado. This property is located at the intersection of Parker Road and Havana Street which is one of the busiest intersections in Aurora. The property consists of approximately 114,000 square feet and is approximately 53.0% occupied as of December 31, 2009. The property is surrounded by newer Class A buildings. Our buildings are an alternative to the higher priced buildings in the area. We purchased the building for $5.8 million and invested approximately an additional $776,000 in renovating the property to attract quality and larger tenants. We borrowed $3.6 million to finance this purchase at the date of acquisition.
Escondido 7-Eleven
In September 2006, we acquired a stand alone-single use retail property located at 850 West Mission Road, Escondido, California. This property consists of a 3,000 sq. ft. retail building situated on an approximately 12,000 sq. ft. corner lot. It is located at the corner of West Mission Road and Rock Springs Road in a mixed commercial, light industrial and residential area. The property consists of a one-story, brick and wood constructed building with a cement stucco exterior and an asphalt-paved parking lot.
The building is currently under lease to 7-Eleven, Inc. and is operated as a convenience store. The lease provides for minimum monthly rent of $9,000. The lease, which was originally terminable on December 31, 2008, has been extended to December 31, 2018 with minimum monthly rent of $9,000 during the first 5 years and $10,350 during the second 5 years. The lease is not subject to any renewal options. The lease is a triple net lease requiring the tenant to pay all property related operating costs including property taxes, insurance and maintenance costs.
In June 2007, we sold a 48.6% undivided interest in the Escondido 7-Eleven property to the Allen Trust DTD 7-9-1999 (the “Trust”). We sold the 48.6% interest in the property for $680,425, which equaled the pro rata share of agreed upon fair value for the property, including most of our acquisition costs and expenses. As a condition to the transaction, the parties, among other things, agreed to engage CHG Properties, Inc. to manage the property. We structured this transaction to satisfy the requirements of a tax deferred exchange under Section 1031 of the IRC. We do not believe that we will recognize taxable gain or loss as a result of this transaction.
In April 2008, we and the Trust contributed each of our interests in this property to a California limited partnership (the “NetREIT 01 LP Partnership) for which we serve as general partner and own a 51.4% equity interest. In connection with the formation of the NetREIT 01 LP Partnership, we gave the Trust the right to exchange its interest in the NetREIT 01 LP Partnership for shares of our common stock. In October 2009, William H. Allen, as trustee for the Allen Trust, authorized the conversion of 33.3% of the Trust’s interest in the Partnership into 25,790 shares of NetREIT common stock. In November 2009, the Company purchased these shares from the Allen Trust for $9.30 per share for a total of $239,844. Mr. Allen was elected to the Board of Directors at our annual shareholder meeting on October 16, 2009. Following this conversion, NetREIT’s ownership percentage increased to 67.6%.
Garden Gateway Plaza
In March 2007, we acquired Garden Gateway Plaza for $15.1 million, including transaction costs. This property is located in Colorado Springs Colorado and consists of three individual buildings situated on three separate properties within a multi-property campus. Included is a multi-tenant two-story office/flex building and two single-story office/flex buildings. The property is comprised of 115,052 sq. ft. on 12.0 acres.
In 2008, the Company sold a 5.99% interest in the Garden Gateway Plaza to an unrelated tenant in common. As of December 31, 2009, the Company owns a 94.01% interest in Garden Gateway Plaza as a tenant in common. In March 2010, NetREIT and the other investor in this property contributed each of our interests in this property to a California limited partnership (the “Garden Gateway LP Partnership) for which we serve as general partner and own a 94.01 % equity interest. In connection with the formation of the Garden Gateway LP Partnership, we gave the limited partner the right to exchange its interest in the Garden Gateway LP Partnership for shares of our common stock.

World Plaza
In September 2007, we completed our purchase of the World Plaza Retail Center, a multi-tenant neighborhood retail center located in San Bernardino, California. The property consists of approximately 55,098 square feet of gross leaseable area situated on approximately 4.48 acres used pursuant to a lease covering the land only ( the “Ground Lease”). The purchase price of $7.7 million was with cash and by assumption of an existing loan in the principal amount of $3.7 million secured by a first deed of trust on the Ground Lease. The Ground Lease requires us to pay current annual rentals of $20,040 with scheduled increases over the life of the lease and expires on June 31, 2062. The Ground lease includes an option to purchase the property at the price of $181,710 in 2062. This property is approximately 87.1% occupied as of December 31, 2009.
The property was constructed in 1974. The major tenants on the property include the County of San Bernardino and Citizens Business Bank.
Regatta Square
In October 2007, we completed our purchase of the Regatta Square, a neighborhood retail center located in Denver, Colorado. The purchase price was $2.2 million including transaction costs, all payable in cash. This property is comprised of approximately 5,983 square feet of gross leasable space situated on 0.4 acres of land. The property is 100% occupied as of December 31, 2009.
Sparky’s Palm Self-Storage
In November 2007, we acquired the Sparky’s Palm Self-Storage property located in Highland, California. Our purchase price was $4.8 million, all of which we paid in cash. Sparky’s Palm Self-Storage is comprised of ten single story buildings and one two-story building, totaling approximately 50,250 rentable square feet, located on approximately 2.81 acres of land. The buildings comprise approximately 494 self-storage rental units and 29 recreational vehicle (RV) rental spaces. The buildings are of framed stucco and modular construction completed in 2003. The property is approximately 86.7% occupied as of December 31, 2009.
In 2008, the Company sold approximately 48.1% of its interests in Sparky’s Palm Self-Storage. In 2009, the Company and the other tenants in common in the property contributed their respective interests in Sparky’s Palm Self-Storage into a DOWNREIT Partnership for which we serve as general partner and in which we own an approximate 51.97% equity interest.
Sparky’s Joshua Self-Storage
In December 2007, the Company acquired the Sparky’s Joshua Self-Storage property located in Hesperia, California. We purchased this property for approximately $8 million, including transaction costs. We purchased the property for cash and by assuming an existing loan. We repaid the assumed loan of $4.4 million in full in January 2008.
Sparky’s Joshua Self-Storage was constructed in 2003 and 2005 and is comprised of four single level storage buildings with approximately 149,750 rentable square feet, a three bedroom residence building, and a six bay self-serve coin operated car wash facility located on approximately 9.5 acres of land. The property consists of approximately 789 self-storage units and 72 recreational vehicle (RV) rental spaces. The property is approximately 75.4% occupied as of December 31, 2009.
Executive Office Park
In July 2008, we purchased the Executive Office Plaza located in Colorado Springs, Colorado. Our purchase price for the property was approximately $10.1 million, of which $6.6 million was paid from a fixed rate revolving line of credit loan in the amount of $6,597,500 from a regional bank in Colorado (the “Credit Facility”). The Credit Facility matured in 2009. The maturity of the Credit Facility did not have a significant impact on our cash or liquidity.

Executive Office Park is comprised of a condominium development consisting of four (4) separate buildings situated on four (4) legal parcels. The property is developed as an office condominium complex. The property consists of a total of 65,084 square feet situated on a total of 4.57 acres. The property is approximately 7 years old. This property is approximately 90.7% occupied as of December 31, 2009.
Waterman Plaza
In August 2008, we purchased the Waterman Plaza located in San Bernardino, California. We paid the $7.2 million purchase price for the property with cash and a fixed rate promissory note in the amount of $3.8 million (the “Promissory Note”). The Promissory Note bears a fixed interest rate of 6.5% per annum and is due in September 2015. The Promissory Note is secured by a first deed of trust on the property. The Promissory Note requires regular monthly payments of principal and interest commencing in September 2008.
Waterman Plaza was a newly constructed retail/office building of approximately 21,170 gross leaseable area and approvals to construct an additional 2,300 square foot building. The property consists of a total of 2.7 acres. — The property is approximately 83.6% occupied as of December 31, 2009.
Pacific Oaks Plaza
In September 2008, we acquired the Pacific Oaks Plaza and related personal property located in Escondido, California. Our purchase price for the property was $4.9 million, all of which we paid in cash.
Pacific Oaks Plaza consists of a two story office building of approximately 16,000 square feet. The building was completed in 2005 and has been owner occupied since its construction. On the acquisition date, the previous owner entered into a three year lease to occupy approximately 24.2% of the building. In February 2009, the lessee abandoned the property with approximately two years remaining under the lease.
Our principal corporate offices occupy the remainder of the building.
The Pacific Oaks Plaza property is located in the City of Escondido, the fourth largest of the 18 incorporated cities in San Diego County. It lies in the northern part of the County bordering the City of San Diego to the south, San Marcos to the west and unincorporated areas of San Diego County to the north and east.
Morena Office Center
In January 2009, the Company acquired the Morena Office Center, an office building located in San Diego, California. The purchase price for the property was $6.6 million, which we paid with $3.4 million in cash and with $3.2 million in loan proceeds from a draw on our Credit Facility. This property consists of approximately 26,784 square foot building on approximately 0.62 acres.
The property was constructed in 1987. The major tenants on the property include the Community Research Foundation and Lloyd’s Pest Control.
Model Home Investments
In February 2009, Dubose Model Homes USA, L.P., a Texas limited partnership (“DMHU) and NetREIT, a California corporation, entered into an agreement (“Agreement”) to form a limited partnership (the “Partnership”) pursuant to the provisions of the Texas Business Organizations Code. The name of the Partnership is Dubose Acquisition Partners II, Ltd. In May 2009, DMHU formed a similar partnership and named it Dubose Acquisition Partners III, Ltd.
The purpose of the Partnerships was to acquire model homes from homebuilder’s at a discount to appraised values with a potential for capital appreciation, to leaseback the model homes acquired to the selling homebuilder and to sell the model homes at the end of the lease term.
NetREIT is a 51% limited partner in these two partnerships. The partnerships have invested in 19 model homes which were leased back to the developers.

NetREIT, as a Limited Partner, has elected to purchase 51.0 percent interest in both of these partnerships.
In March 2010, the Company acquired the name, employee’s and rights to the use of the name and to do business as DMHU. DMHU will continue to purchase and leaseback model homes from homebuilders.
Fontana Medical Plaza
In February 2009, we formed Fontana Medical Plaza, LLC (“FMP”) with Fontana Dialysis Building, LLC, which we are the Managing Member and 51% owner. FMP assumed an agreement to purchase the Fontana Medical Plaza located in Fontana, California. The purchase price for the property was $1,900,000, before transaction costs, all payable in cash. The property consists of approximately 10,500 square feet. FMP also assumed a lease agreement to occupy 100% of the building for ten (10) years with three five (5) year renewal options. The lease agreement requires annual rent payments during the first five years of $259,973 increasing by 12.5% on the fifth year anniversary and each five year anniversary thereafter.
The tenant is DVA Healthcare Renal Care, Inc. (“DVA”) and the property is leased on a triple net basis. DVA is a wholly-owned subsidiary of Davita, Inc., a leading provider of dialysis services in the United States for patients suffering from chronic kidney failure.
Rangewood Medical Office Building
In March 2009, we acquired The Rangewood Medical Office Building (“Rangewood”) located in Colorado Springs, Colorado. The purchase price for the property was $2.6 million, before transaction costs. We purchased the property with $200,000 cash and a $2,430,000 draw on the Credit Facility. Rangewood is a 3-story, Class A medical office building of approximately 18,222 rentable square feet. The building was constructed in 1998.
Sparky’s Thousand Palms Self-Storage
In August 2009, we completed the acquisition of Sparky’s Thousand Palms Self-Storage located in Thousand Palms, California. The purchase price for the property was $6.2 million. We paid the purchase price through a cash payment of $1.5 million, which was applied to closing costs and fees and to an existing loan secured by Thousand Palms, and assumed a nonrecourse, variable interest rate, promissory note with a principal balance after the closing of $4.7 million.
Sparky’s Thousand Palms Self-Storage consists of nine (9) single story, Class A buildings, constructed of reinforced concrete masonry and metal construction with 113,126 rentable square feet comprised of 549 storage units which range in size from 25 to 300 square feet, and 94 enclosed RV and boat storage units that range in size from 150 to 600 square feet. The Property was built in 2007 and sits on approximately 5.5 acres or 238,273 square feet of land. The Property is located in the Palm Desert/Thousand Palms area adjacent to the Interstate 10 freeway in Riverside County, California. The property is approximately 41.6% occupied as of December 31, 2009.
Sparky’s Hesperia East Self-Storage
In December 2009, We completed the acquisition of Sparky’s Hesperia East Self-Storage located in Hesperia, California. The purchase price for the property was $2.8 million. We paid the purchase price through a cash payment of $1.1 million and a promissory note in the amount of $1.7 million.
Sparky’s Hesperia East Self-Storage was constructed in 2007 and is comprised of fifteen single level storage buildings, a management office and a three bedroom residence building. The property consists of approximately 5.8 acres of land, 72,940 rentable square feet and approximately 479 self-storage units. The property is approximately 34.6% occupied as of December 31, 2009.

Our Real Estate Loan Investments
Mortgage loan investments have been a very minor source of our revenue since our inception. As a general policy, we are not in the business of originating mortgage loans.
Mortgages receivable, together with accrued interest, having a balance due of approximately $2.1 million went into default on January 1, 2009. At December 31, 2008, we suspended accruing interest on these loans. In May 2009, we acquired title to the property that was securing the mortgages receivable. The property was acquired at a book value of $2.1 million. The property is not an income producing property, is not an integral component of our real estate asset portfolio and, therefore, is included in other assets in the consolidated balance sheet at December 31, 2009.
In connection with acquiring title to this property, we entered into an exclusive option to sell the property to the original borrower. The selling price is equal to the face value of the notes, all accrued interest through the date the we acquired title to the property, all costs incurred to maintain the property including taxes and insurance plus additional charges equal to 1.75% of the outstanding balance per month from June 2009 through the date the option is exercised. The selling price was set at approximately $2.3 million as of the closing date and increases by a minimum of approximately $41,000 monthly, plus reimbursable expenses, until 18 months from the date the we acquired title at which time the exclusive option to sell the property expires. We do not anticipate incurring any losses with respect to this property.
During 2008, we sold undivided interests in Garden Gateway Plaza and Sparky’s Palm Self-Storage properties. In connection with these sales, we took back notes from the buyers in the aggregate amount of approximately $0.9 million. The notes are secured by the buyers’ interests in these properties.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. (REMOVED AND RESERVED)

ITEM 5. MARKET PRICE FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES
To date, there is no public market for any of our securities.
We pay quarterly cash distributions computed on a monthly basis to our common shareholders. The following is a summary of monthly distributions paid per common share for the years:

	2009		2008
Month	Stock Dividend(1)	Cash Dividend	Cash Dividend
January		$0.050	$0.04900
February		0.050	0.04900
March		0.050	0.04700
April		0.050	0.04925
May		0.050	0.04925
June		0.050	0.04925
July		0.050	0.04950
August		0.050	0.04950
September		0.050	0.04950
October		0.050	0.04950
November		0.050	0.04950
December	5%	0.050	0.16020

Total		$0.600	$0.70045

(1)	On January 2, 2010, the Company issued a stock dividend of 5%, or 482,027 common shares, to shareholders of record on December 31, 2009.
At December 31, 2009, a cash distribution of $0.15 per common share was payable and was paid in February 2010. At December 31, 2008, a cash distribution of $0.2592 per common share was payable and was paid in February 2009.
In addition we made distributions on our shares of AA Preferred Stock outstanding in 2009 and 2008 at a quarterly rate of $0.437 per share, resulting in aggregate distributions on these shares of $87,850.
Market Information
Our common stock is not currently traded on any stock exchange or electronic quotation system. We do not expect that our common stock will be traded on any stock exchange or electronic quotation system.
Dividend Policy
We plan to pay at least 90% of our annual REIT Taxable Income to our shareholders in order to maintain our status as a REIT. We have paid dividends to our shareholders at least quarterly since the first quarter we commenced operations on April 1, 1999.
We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions. Although we eventually intend to make cash dividend distributions out of our operating cash flow and proceeds from the sale of properties, we do not presently have sufficient operating cash flow to do so, and we do not anticipate generating sufficient cash flow from operations to do so in the near future. Therefore, to fund our future dividends, we expect that we will continue to rely on proceeds from additional borrowings of secured or unsecured debt, proceeds from the sale of properties owned and from proceeds of the ongoing private placement of common stock until such time that our cash flow from operations exceeds the amount of cash dividends paid to shareholders. In the event that we are unable to make distributions out of cash flow from operations, or cannot secure additional equity or debt financing, our ability to declare and pay a cash dividend on our common and preferred stock may be materially limited.

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
Annually, we provide each of our shareholders a statement detailing distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital. During the years ended December 31, 2009 and 2008, all distributions were non-taxable as they were considered return of capital to the shareholders.
Number of Holders of Each Class of Stock
As of March 19, 2010, there were 2,186 holders of our Series A common stock and 31 holders of our Series AA Preferred Stock.
Securities Authorized for Issuance under Equity Compensation Plan
The following table provides information as of December 31, 2009 with respect to compensation plans.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation plans
	options, warrants	outstanding options,	(excluding securities
Plan Category	and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,725	$8.64		(1)
Equity compensation plans not approved by security holders	None		None

Totals	6,725	$8.64		(1)

(1)
The stock option compensation plan was issued under the 1999 Flexible Incentive Plan (the “Plan”) that provides that no more than 10% of the outstanding shares can be issued under the Plan. At December 31, 2009 the maximum number of shares that could be issued under the Plan was 1,022,426 shares. Excluding the exercisable stock options and the non-vested restricted stock described in note (2) below, the number of securities remaining available for future issuance under equity compensation plans is 931,203 shares at December 31, 2009.

(2)
In addition to the stock options awarded under the Plan, the Compensation Committee of the Board of Directors adopted a Restricted Stock Plan under the Plan in December 2006. A table of non-vested restricted shares granted and vested since December 31, 2007 is as follows:

Balance, December 31, 2007	10,330
Granted	27,871
Vested	(12,144)
Cancelled	(126)

Balance, December 31, 2008	25,931
Granted	41,890
Vested	(23,607)
Cancelled	(539)

Balance, December 31, 2009	43,675

See Note 8 of the Notes to Financial Statements for further description of the employee retirement and share-based incentive plans. All shares issuable under the Plan are Series A common stock.

Issuer Purchases of Equity Securities

(d)
Maximum
			(c)	Number (or
			Total	Approximate
			Number of	Dollar
			Shares (or	Value) of
			Units)	Shares (or
			Purchased as	Units)
	(a)		Part of	that May Yet
	Total	(b)	Publicly	Be
	Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs (1)	Programs (1)
March 1 — March 31, 2009	2,000	$10.00
July 1 — July 31, 2009	14,221	$7.03
November 1 — November 30, 2009(2)	25,790	$9.30
Total	42,011	$8.57

(1)
We do not have a formal policy with respect to a repurchase program. The repurchases of our common stock in 2009 were made on a case by case basis and were due to financial hardship of the selling shareholder or other considerations.

(2)
Shares were repurchased from the Allen Trust. William H. Allen, trustee for the Allen Trust, has been a Director of the Company since October 2009. The shares were acquired in connection with the NetREIT 01 LP Partnership.

During the period starting on October 1, 2009 and ending on March 19, 2010, we sold an aggregate of 1,402,975 shares of our common stock resulting in aggregate net proceeds of $12,204,965. These shares were sold at a price of $10.00 per share in a private placement offering to a total of 400 accredited investors. Each issuee purchased its shares for investment and the shares are subject to appropriate transfer restrictions. The offering was made by us through selected FINRA member broker-dealer firms. The sales were made in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws contained in Section 4(2) of the Act and Rule 506 promulgated thereunder.
During the period starting on October 1, 2009 and ending on March 19, 2010, we also sold 151,575 shares of our common stock to certain of our existing shareholders under our dividend reinvestment plan. The shares were sold directly by us without underwriters to a total of 1,295 persons participating in the plan. We sold these shares in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. Each issuee purchased the shares for investment and the shares are subject to appropriate transfer restrictions.
During the period starting on October 1, 2009 and ending on March 19, 2010, we issued 10,489 common shares at an average exercise price of $8.64 upon the exercise of stock options by two Directors.
All shares issued in these offerings were sold for cash consideration.

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
OVERVIEW AND BACKGROUND
We operate as a self-administered real estate investment trust (“REIT”) headquartered in San Diego County, California, formed to own, operate and acquire income producing real estate properties. During the last three years, we have completed the acquisition of fourteen income producing properties and we built our operational and administrative infrastructure, including hiring a staff of quality employees, to give us the capability to become a large real estate investing company as well as having the resources to deal with the additional burden of compliance with the U.S. Securities and Exchange Commission (“SEC”) rules and regulations. In the process, our general and administrative expenses have increased at a greater rate than our operating income, resulting in net losses of $2,533,527 and $2,110,519 in 2009 and 2008, respectively. We continue to make additional property acquisitions and we expect revenues less rental operating costs to increase at a greater rate than our general and administrative costs. Therefore, we anticipate that our net loss will decline in the future. During the last three years we experienced rapid growth, having increased capital by approximately 45% to $70.1 million at December 31, 2009 from $48.2 million at December 31, 2008 from $12.6 million at December 31, 2006. Our investment portfolio, consisting of real estate assets, lease intangibles, investment in real estate ventures, land purchase option and mortgages receivable, have increased by approximately 17.5% to $76.4 at December 31, 2009 from $65.0 million at December 31, 2008 from $10.8 million at December 31, 2006. The primary source of the growth in the portfolio during these three years was attributable to increase in capital from the net proceeds of approximately $60.8 million from the sale of additional equity securities. The increase in our investment portfolio was also funded from proceeds from mortgage notes payable, net of principal repayments, of approximately $23.4 million.
Economic Outlook
Since 2007, the United States and global economy have been in a serious recession and although during 2009 there were indications of improvement and stabilization the United States remains in a recession. The current economic environment is characterized by a residential housing slump, depressed commercial real estate valuations, weak consumer confidence, high unemployment and concerns of inflation. Banks have become less willing to lend to other banks and borrowers, including us. Uncertainty remains in terms of the depth and duration of the recession.
The conditions described above have created an environment of limited financing alternatives for acquiring properties as lending institutions have cut back on making loans and tightened credit standards. Continued market volatility could impact our ability to finance future property acquisitions. In addition, this difficult economic environment may make it difficult for our tenants to continue to meet their obligations to us.

The effect of the credit market or deterioration in individual tenant credit may lower the market values of properties. We generally seek three to five year leases with our tenants to mitigate the impact that fluctuations in interest rates have on the values of our investment portfolio.
Economic growth rates have shown trends of stabilizing in recent periods and inflation rates in the United States has remained low. Changes in inflation/deflation are sometimes associated with changes in long-term interest rates, which may have a negative impact on the value of the portfolio we own. To mitigate this risk, we will continue to lease our properties with fixed rent increases and/or with scheduled rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or other indices for the jurisdiction in which the property is located. To the extent that the CPI increases, additional rental income streams may be generated from these leases and thereby mitigate the impact of inflation.
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
Management’s evaluation of operating results includes an assessment of our ability to generate cash flow necessary to fund distributions to our shareholders. As a result, management’s assessment of operating results gives less emphasis to the effects of unrealized gains and losses and other non-cash charges such as depreciation and amortization and impairment charges, which may cause fluctuations in net income for comparable periods but have no impact on cash flows. Management’s evaluation of our potential for generating cash flow includes assessments of our recently acquired properties, our unstabilized properties, the long-term sustainability of our real estate portfolio, our future operating cash flow from anticipated acquisitions, and the proceeds of sales of our real estate.
During the two-year period ended December 31, 2009, our cash flow from operations and our net proceeds from sales of real estate exceeded the aggregate dividends we paid out to our shareholders. Our cash flow from operations and our net proceeds from sales of real estate during the year ended 2008 of $2,872,411 ($683,526 from operating activities and $2,188,885 from sales of real estate) exceeded our aggregate dividends paid to our shareholders of $1,381,090, while our cash flow from operating activities and net proceeds from sales of real estate during the year ended 2009 of $950,263 ($210,814 from operating activities and $739,449 from sales of real estate) was significantly less than the aggregate dividends we paid out to our shareholders of $2,399,523. During 2009, the excess dividends not paid from our operating cash flow were paid from the proceeds from our ongoing common stock offering. As we cannot predict when our sales of real estate will occur, and as such sales are subject to various factors, many of which are not in our control, our cash flow from such sales will likely fluctuate significantly. In light of the highly distressed nature of the commercial real estate economy in 2009, we exercised extreme caution with respect to potential property acquisitions, and consequently we consummated fewer property acquisitions which resulted in the accumulation of significant cash balances that provided a very low yield. In addition, our current cash flow from operating activities has been significantly impacted by the increase in general and administrative expenses required to facilitate our growth. We anticipate that as our existing properties are stabilized and fully reflected in the annual cash flow and as we acquire additional properties our revenues will increase at a faster rate than our general and administrative expenses due to efficiencies of scale. We therefore believe that when all properties are operating at stabilized rates and when excess cash on hand is fully invested with continued funds from raising capital, we will be able to fund our future distributions to our shareholders from cash flow from operations.
Management focuses on measures of cash flows from investing activities and cash flows from financing activities in its evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property or mortgage receivables and the funding of capital expenditures with respect to real properties. Financing activities primarily consist of raising proceeds from sale of common stock, borrowings and repayments of mortgage debt and the payment of distributions to our shareholders.

As of December 31, 2009, we owned or had an equity interest in seven office buildings (“Office Properties”) which total approximately 354,000 rentable square feet, three retail shopping centers and a 7-Eleven convenience store property (“Retail Properties”) which total approximately 85,000 rentable square feet, and four self-storage facilities (“Self Storage Properties”) which total approximately 386,000 rentable square feet and one 39 unit apartment building (“Residential Properties”). In 2009, we acquired ownership interests in two limited partnerships that own an aggregate of 19 model homes. The general partner of these limited partnerships is Dubose Model Homes USA LP.
Our properties are located primarily in Southern California and Colorado with a single property in Wyoming. Except for Southern California, these areas have above average population growth. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within one year of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year, or has been operating for three years. Our geographical clustering of assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas. We actively seek potential acquisitions through regular communications with real estate brokers and other third parties. Most of our office and retail properties are leased to a variety of tenants ranging from small businesses to large public companies, many of which do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having net leases that require the tenant to pay all of the operating expense (Net, Net, Net Leases) or pay increases in operating expenses over specific base years.
Most of our leases are for terms of 3 to 5 years with annual rental increases built into such leases. The Residential Properties and Self-Storage Properties are rented pursuant to a rental agreement that is for no longer than 6 months. The Self-Storage Properties are located in markets having other self-storage properties. Competition with these other properties will impact our operating results of these properties, which depends materially on our ability to timely lease vacant self storage units, to actively manage unit rental rates, and our tenants’ ability to make required rental payments. To be successful, we must be able to continue to respond quickly and effectively to changes in local and regional economic conditions by adjusting rental rates of these properties within their regional market in Southern California. We depend on advertisements, flyers, websites, etc. to secure new tenants to fill any vacancies.

CRITICAL ACCOUNTING POLICIES
The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made, and changes in the accounting estimate are reasonably likely to occur from period to period. As a company primarily involved in owning income generating real estate assets, management believes the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our financial statements. For a summary of all of our significant accounting policies, see note 2 to our financial statements included elsewhere in this report.
Federal Income Taxes. We have elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), for federal income tax purposes. To qualify as a REIT, we must distribute annually at least 90% of adjusted taxable income, as defined in the Code, to our shareholders and satisfy certain other organizational and operating requirements. As a REIT, no provision will be made for federal income taxes on income resulting from those sales of real estate investments which have or will be distributed to shareholders within the prescribed limits. However, taxes will be provided for those gains which are not anticipated to be distributed to shareholders unless such gains are deferred pursuant to Section 1031. In addition, the Company will be subject to a federal excise tax which equals 4% of the excess, if any, of 85% of the Company’s ordinary income plus 95% of the Company’s capital gain net income over cash distributions.
Earnings and profits that determine the taxability of distributions to shareholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the years ended December 31, 2009 and 2008, all distributions were considered return of capital to the shareholders and therefore non-taxable.
We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2009 and 2008.
REAL ESTATE ASSETS
Property Acquisitions. We account for our acquisitions of real estate in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requiring that the purchase price of acquired properties be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, a land purchase option, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and tenant relationships, based in each case on their fair values.
We allocate the purchase price to tangible assets of an acquired property (which includes land, building and tenant improvements) based on the estimated fair values of those tangible assets, assuming the building was vacant. Estimates of fair value for land, building and building improvements are based on many factors including, but not limited to, comparisons to other properties sold in the same geographic area and independent third party valuations. We also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair values of the tangible and intangible assets and liabilities acquired.
The total value allocable to intangible assets acquired, which consists of unamortized lease origination costs, in-place leases and tenant relationships, are allocated based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the remaining term of the lease and the tenant’s credit quality, among other factors.

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
The land lease acquired with the World Plaza acquisition in 2007 has a fixed purchase price option cost of $181,710 at the termination of the lease in 2062. Management valued the land option at its residual value of $1,370,000, based upon comparable land sales adjusted to present value. The difference between the strike price of the option and the recorded cost of the land purchase option is approximately $1.2 million. Accordingly, management has determined that exercise of the option is considered probable. The land purchase option was determined to be a contract based intangible asset associated with the land. As a result, this asset has an indefinite life and is treated as a non-amortizable asset. The amount is included as land purchase option in the accompanying balance sheets.
The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to recruit a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $389,267 and $500,200 for the years ended December 31, 2009 and 2008, respectively.
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
Sales of Undivided Interests in Properties.
Gains from the sale of undivided interests in properties will not be recognized under the full accrual method until certain criteria are met. Gain or loss (the difference between the sales value and the proportionate cost of the partial interest sold) shall be recognized at the date of sale if a sale has been consummated and the following criteria are met:
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
As of December 31, 2009 and 2008, we did not classify any properties as held for sale.
Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the years ended December 31, 2009 and 2008, was $1,758,125 and $1,538,408, respectively.

Intangible Assets — Lease intangibles represents the allocation of a portion of the purchase price of a property acquisition representing the estimated value of in-place leases, unamortized lease origination costs, tenant relationships and a land purchase option. Intangible assets are comprised of finite-lived and indefinite-lived assets. Indefinite-lived assets are not amortized. Finite-lived intangibles are amortized over their expected useful lives. We assess our intangible assets for impairment at least annually.
We are required to perform a test for impairment of other definite and indefinite lived intangible assets at least annually, and more frequently as circumstances warrant. Our testing date is the end of our calendar year. Based on our current reviews, no impairment was deemed necessary at December 31, 2009 or 2008.
Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2009 or 2008.
Impairment. We review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the our best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at December 31, 2009 and 2008.
Investments in Real Estate Ventures. We analyze our investments in joint ventures to determine whether the joint venture should be accounted for under the equity method of accounting or consolidated into the financial statements. The Company has determined that the investors held as a tenant in common in its real estate ventures have certain protective and substantive participation rights that limit our control of the investment. Therefore, our share of investment in these real estate ventures has been accounted for under the equity method of accounting in the accompanying financial statements.
Under the equity method, our investment in real estate ventures is stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on our ownership interest in the earnings of each of the unconsolidated real estate ventures. For the purposes of presentation in the statement of cash flows, we follow the “look through” approach for classification of distributions from joint ventures. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture’s sale of assets) in which case it is reported as an investing activity. Management assesses whether there are any indicators that the value of our investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. No impairment charges were recognized for the years ended December 31, 2009 or 2008.
Revenue Recognition. We recognize revenue from rent, tenant reimbursements, and other revenue once all of the following criteria are met:
•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the amount is fixed or determinable; and

•	the collectability of the amount is reasonably assured.

Annual rental revenue is recognized in rental revenues on a straight-line basis over the term of the related lease.
Certain of our leases currently contain rental increases at specified intervals. We record as an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts or, we record a direct write-off of the specific rent receivable. No such reserves related to deferred rent receivables have been recorded as of December 31, 2009 or 2008.
Interest income on mortgages receivable is accrued as it is earned. The Company stops accruing interest income on a loan if it is past due for more than 90 days or there is doubt regarding collectability of the loan principal and/or accrued interest receivable.
New Accounting Pronouncements. There are currently no recently issued accounting pronouncements that are expected to have a material effect on our financial condition and results of operations in future periods.
THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Our results of operations for the years ended December 31, 2009 and 2008 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense, general and administrative expense and depreciation and amortization will significantly increase in future periods as a result of the assets acquired over the last three years and as a result of anticipated growth through future acquisitions of real estate related investments.
RECENT EVENTS HAVING SIGNIFICANT EFFECT ON RESULTS OF OPERATIONS COMPARISONS
Property Acquisitions
In July 2008, we acquired the Executive Office Park located in Colorado Springs, Colorado. The purchase price for the property was $10.1 million, including transaction costs. We purchased the property for $3.5 million cash and with $6.6 million borrowed under a line of credit we established on July 9, 2008. This property is comprised of a condominium development consisting of four separate buildings situated on four legal parcels. The property is developed as an office condominium complex. The property consists of a total of 65,084 rentable square feet situated on a total of 4.65 acres. There are approximately six months results of operations included in the year ended December 31, 2008 and there are twelve months results of operations included in the year ended December 31, 2009.
In August 2008, we acquired the Waterman Plaza located in San Bernardino, California. The purchase price for the property was $7.2 million, including transaction costs. We purchased the property with $3.3 million cash and a new fixed rate mortgage note in the amount of $3.9 million secured by this property. This property is a newly constructed retail/office building consisting of approximately 21,170 square feet situated on a total of 2.7 acres and approvals to construct an additional 2,500 square foot building. There are approximately seven months results of operations included in the year ended December 31, 2008 and there are twelve months results of operations included in the year ended December 31, 2009.

In September 2008, we acquired the Pacific Oaks Plaza, an office building located in Escondido, California. The purchase price for the property was $4.9 million, including transaction costs, all paid in cash. This property consists of approximately 16,000 square feet and is being utilized as our Company headquarters. On the acquisition date, the previous owner entered into a three year lease to occupy approximately 24.2% of the building. In February 2009, the lessee abandoned the property with approximately two years remaining under the lease. There are approximately eight months results of operations included in the year ended December 31, 2008 and there are twelve months results of operations included in the year ended December 31, 2009.
In January 2009, we acquired the Morena Office Center, an office building located in San Diego, California. The purchase price for the property was $6.6 million. We purchased the property with $3.4 million cash and a $3.2 million draw on our line of credit facility. This property consists of approximately 26,784 square foot building on approximately 0.62 acres. There are no results of operations for this property included for the year ended December 31, 2008 compared to inclusion of approximately the entire twelve months ended December 31, 2009.
In February 2009, we formed Fontana Medical Plaza, LLC (“FMP”) with Fontana Dialysis LLC and we are the Managing Member and 51% owner of FMP. On February 19, 2009, FMP assumed an agreement to purchase the Fontana Medical Plaza located in Fontana, California. The purchase price for the property was $1,900,000. We purchased the property with $800,000 cash and a $1,100,000 draw on our line of credit facility. The property consists of approximately 10,500 square feet and is currently unoccupied. The FMP has also assumed a lease agreement for a tenant to occupy 100% of the building for ten years with three five year renewal options. The new tenant commenced paying rent in November 2009. The lease agreement requires annual rent payments during the first five years of $259,973 increasing by 12.5% on the fifth year anniversary and on each five year anniversary thereafter. There are no results of operations for this property included for the year ended December 31, 2008 compared to inclusion of approximately one month during the year ended December 31, 2009.
In March 2009, we acquired The Rangewood Medical Office Building (“Rangewood”) located in Colorado Springs, Colorado. The purchase price for the property was $2.6 million. We purchased the property with $200,000 cash and a $2,430,000 draw on our line of credit facility. Rangewood is a 3-story, Class A medical office building of approximately 18,222 rentable square feet. There are no results of operations for this property included for the year ended December 31, 2008 compared to inclusion of approximately nine months during the year ended December 31, 2009.
In August 2009, we acquired Sparky’s Thousand Palms Self-Storage (formerly known as Monterey Palms Self-Storage) (“Thousand Palms”) located in Thousand Palms, California. The purchase price for the Property was $6.2 million. We paid the purchase price through a cash payment of $1.5 million which was applied to closing costs and fees and to an existing loan secured by Thousand Palms, and assumed a nonrecourse, variable interest rate, promissory note with a principal balance after the closing of $4.7 million. The property consists of nine (9) single story, Class A buildings, constructed of reinforced concrete masonry and metal construction with 113,126 rentable square feet comprised of 549 storage units which range in size from 25 to 300 square feet, and 94 enclosed RV and boat storage units that range in size from 150 to 600 square feet. There are no results of operations for this property included for the year ended December 31, 2008 compared to inclusion of approximately three months during the year ended December 31, 2009.
In December 2009, we completed the acquisition of Sparky’s Hesperia East Self-Storage East (formerly known as St. Thomas Self-Storage) located in Hesperia California. The purchase price for the property was $2.8 million. We paid the purchase price through a cash payment of $1.1 million and a promissory note in the amount of $1.7 million. The Property consists of sixteen (16) single story, Class A buildings, constructed of reinforced concrete masonry and metal construction with 72,940 rentable square feet comprised of 479 storage units which range in size from 25 to 300 square feet. The property also includes an onsite lobby and management offices as well as a manager’s living quarter. There are no results of operations for this property included for the year ended December 31, 2008 compared to inclusion of less than one month during the year ended December 31, 2009.

Sales of Undivided Interests in Properties.
Casa Grande Apartments
In March 2008, we sold an undivided 54.92% interest in the Casa Grande Apartments located in Cheyenne, Wyoming. The purchasers paid $1.0 million, net of transaction costs, in cash. For financial reporting purposes, a gain of $0.6 million is included in the accompanying statement of operations in the line item gain on sale of real estate for the year ended December 31, 2008.
In December 2008, we sold an additional undivided 25.0% interest in the Casa Grande Apartments. The purchaser paid $0.5 million, net of transaction costs, in cash. For financial reporting purposes, the gain of $0.3 million is included in the accompanying statement of operations in the line item gain on sale of real estate for the year ended December 31, 2008.
In 2009, the Company and the other tenants in common in the property contributed their respective interests in Casa Grande into a DOWNREIT Partnership for which we serve as general partner and in which we own a 20.07% equity interest.
Sparky’s Palm Self-Storage
In October 2008, we sold an undivided 25.3% interest in the Sparky’s Palm Self Storage. The purchaser paid $1.4 million, net of transaction costs, in cash. For financial reporting purposes, the gain of $0.1 million is included in the accompanying statement of operations in the line item gain on sale of real estate for the year ended December 31, 2008.
In December 2008, we sold an additional undivided 9.33% interest in the Sparky’s Palm Self Storage. The purchaser paid $0.5 million, net of transactions costs in cash. For financial reporting purposes, the gain of $0.04 million is included in the accompanying statement of operations in the line item gain on sale of real estate for the year ended December 31, 2008.
In December 2008, we sold a further undivided 13.4% interest in the Sparky’s Palm Self Storage. The purchaser paid $0.7 million, of which $0.4 million was paid in cash and a $0.3 million promissory note was issued secured by the interest in the property. For financial reporting purposes, the gain of $0.1 million is included in the accompanying statement of operations in the line item gain on sale of real estate for the year ended December 31, 2008.
In 2009, the Company and the other tenants in common in the property contributed their respective interests in Sparky’s Palm Self-Storage into a DOWNREIT Partnership for which we serve as general partner and in which we own an approximate 51.97% equity interest.
Garden Gateway Plaza
In October 2008, we sold an undivided 5.99% interest in the Garden Gateway Plaza. The purchaser paid $1.0 million, of which $0.4 million was paid in cash and a $0.6 million promissory note was issued secured by the interest in the property. For financial reporting purposes, the gain of $0.1 million is included in the accompanying statement of operations in the line item gain (loss) on sale of real estate for the year ended December 31, 2008.
As of December 31, 2009, Garden Gateway Plaza continues to be held as a tenant in common and accounted for under the equity method.

Financing
In February 2005, we commenced a private placement offering of up to $50 million of (i) Series AA Preferred Stock and (ii) units, each unit consisting of two shares of our common stock and a warrant to purchase one share of our common stock at an exercise price of $12.00 (now $9.87, as adjusted for stock dividends) exercisable as of the date of issuance and expiring if not exercised on or prior to March 31, 2010. Each Unit was priced at $20.00 and the Series AA Preferred Stock was priced at $25.00 per share. A total of 433,204 Units were sold in this offering comprising an aggregate of 433,204 warrants to purchase common stock and 866,408 shares of common stock, and a total of 50,200 shares of the Series AA Preferred Stock were sold in this offering. Each share of Series AA Preferred Stock (i) is non-voting, except under certain circumstances as provided in our Articles of Incorporation; (ii) is entitled to annual cash dividends of 7% which are cumulative and which we pay on a quarterly basis; (iii) ranks senior, as to the payment of dividends and distributions of assets upon liquidation, to common stock or any other series of preferred stock that is not senior to or on parity with the Series AA Preferred Stock; (iv) is entitled to receive $25.00 plus accrued and unpaid dividends upon liquidation; (v) may be redeemed by us prior to the mandatory conversion date at a price of $25.00 plus accrued dividends, (vi) may be converted into two shares of common stock at the option of the holder prior to the mandatory conversion date, and, (vii) if not previously redeemed or converted, shall be converted automatically into two shares of common stock on the fourth Friday of December 2015. The conversion price is subject to certain anti dilution adjustments.
In October 2006 we terminated our offering of Series AA Preferred Stock and Units, and we commenced a new offering of up to $200 million in shares of our common stock at a price of $10.00 per share. Net proceeds received from these offerings, after commissions, due diligence fees, and syndication expenses, were approximately $22.5 million in 2009 and $22.7 million in 2008. The net proceeds were primarily used to acquire properties and to expand our administrative staff and support capabilities to levels commensurate with our increasing assets and staff requirements.
During 2009, the net cash used in investing activities was $21.1 million. During 2009, we purchased five properties and made two real estate related investments for a total of $22.5 million. These purchases were financed primarily from proceeds from the private placement offering and $6.4 million in new long term debt representing only 31.9% of the total acquisitions. In 2008, the net cash used in investing activities was $21.4 million. During 2008, we purchased three properties for $23.0 million that was financed with $10.4 million in new financing, or approximately 45% of the purchase price, from various financial institutions. In connection with the Executive Office Park acquisition in 2008, the Company entered into a $6.6 million revolving line of credit secured by the Executive Office Park and Regatta Square properties. Referred to as the “line of credit facility”, the line, with an interest rate of 6.25% expired in December 2009.
Mortgage Loan Receivables
Mortgage loan receivables have been a very minor source of revenue to us since our inception. No mortgage loan receivables were originated during 2009 and as a general policy, we are not in the business of originating mortgage loans.
In 2007, we originated three loans to one borrower secured by land to be developed into a senior assisted living housing facility (the “Default Property”). The borrower defaulted on the notes at the end of 2008 at a time when the balance due to us, including accrued interest, was approximately $2.1 million.
During 2009, we acquired title to the Default Property. In connection with acquiring title to the Default Property, we entered into an exclusive option to sell the Default Property to the original borrower. The selling price is equal to the face value of the notes, all accrued interest through the date we acquired title to the Default Property, all costs incurred to maintain the Default Property including taxes and insurance plus additional charges equal to 1.75% of the outstanding balance per month from June 2009 through the date the option is exercised. The selling price was set at approximately $2.3 million as of the closing date and increases by a minimum of approximately $41,000 monthly, plus reimbursable expenses, until 18 months from the date we acquired title at which time the exclusive option to sell the Default Property expires. We do not anticipate incurring any losses with respect to the Default Property.

In connection with the sale of two properties to unrelated tenants in common during 2008, we received mortgage notes receivable totaling $920,216 with interest rates ranging from 6.25% to 6.50% and due dates of October 1, 2013. The loans call for interest only payments and both were current as of December 31, 2009. Both notes are secured by the mortgagee’s interest in the property.
As of December 31, 2009, the aggregate total of mortgage notes receivable outstanding is $920,216, or less than 1% of total assets.
Revenues
Non-GAAP Supplemental Financial Measure: Rental Income and Rental Operating Costs before net down for Properties Accounted for Under the Equity Method:
We currently have one property that we sold partial interests in and the investor has certain protective and participating rights of ownership that prevents us from reporting the results of operations from the property on a gross rental income and rental operating cost basis. Instead, under the equity method used for GAAP purposes, we report only its share of net income based upon its pro rate share of its investment in the less than wholly owned property. For the first nine months of 2009 and beginning at various periods in 2008, we had five properties accounted for in this manner.
Management has chosen to provide an integrated analysis that includes a non-GAAP supplemental measure because we manage our real estate portfolio in this manner and we consider this computation to be an appropriate supplemental measure of comparable period to period rental income and rental operating costs. Accounting for rental income and rental operating costs changed to the equity method at the point in time that we sold partial undivided interests in the properties discussed above under the caption “Sales of Undivided Interests in Properties”.
Three of these properties went back to full inclusion on our balance sheet and income statement at the time that all the investors contributed their interests in the property originally held as a tenant in common into a limited partnership where we are the general partner.
Our calculations of “grossed-up” rental income and rental operating costs may be different from calculations used by other companies. This information should not be considered as an alternative to the equity method under GAAP.
The following table reflects the adjustments made to reconcile from the equity method used to the actual results had we reported based on total gross rental income and rental operating costs of all properties including properties less than 100% owned.

	Twelve months ended December 31, 2009			Twelve months ended December 31, 2008
		Equity Method			Equity Method
	As Reported	Adjustments	Grossed-up	As Reported	Adjustments	Grossed-up

Rental income	$5,479,783	$2,341,969	$7,821,752	$5,107,410	$704,443	$5,811,853

Rental operating costs	2,671,173	1,024,018	3,695,191	2,507,664	311,130	2,818,794

Net operating income	$2,808,610	$1,317,951	$4,126,561	$2,599,746	$393,313	$2,993,059

As discussed above, we sold interests in our 7-Eleven in Escondido, Casa Grande Apartments, Sparky’s Palm Self-Storage and Garden Gateway Plaza properties. Following the sale of each of the properties, and up to the time the other investors converted their tenant in common holding into limited partnerships, the properties were accounted for under the equity method. Under the equity method, we report only our share of earnings or losses based upon its percentage ownership of the property. Rental income and rental operating expenses are no longer included in the statements of operations from the date of sale and forward through the effective date of the limited partnership agreements. As of October 1, 2009, the only property still held as tenants in common, and continuing to be accounted for under the equity method, is our Garden Gateway Plaza property. As a result of this accounting methodology, our year to year comparability has been affected.
Rental revenue as reported, was $5,479,783 for 2009, compared to $5,107,410 for 2008, an increase of $372,373, or 7.3%. However, on a “grossed-up” basis, rental income increased to $7,821,752 for the twelve months ended December 31, 2009, compared to $5,811,853 for the same period in 2009, an increase of $2,009,899, or 34.6%. The increase in rental revenue in 2009 compared to 2008 is primarily attributable to:
•	The addition of the three properties acquired in 2008, which generated an additional $1,110,196 of rent revenue in 2009 compared to 2008;

•	The addition of the five properties acquired in 2009 which contributed $1,137,897 in rent revenue in 2009;

•
Offset by a decrease in rent revenue for the three properties acquired prior to 2008 which decreased by $276,839. This decrease was due to Havana/Parker Complex, which declined approximately $128,653 in 2009. Of this decline, $57,965 was attributable to a decline in occupancy and $70,688 was attributable to a drop in lease rental rates. The Company has recently hired a full time Senior Vice President, Asset Manager who will focus efforts on improving performance at Havana/Parker Complex, and

•	Rental income was reduced by approximately $1,598,881 for properties that had sales of undivided interests in 2007 and 2008 and converted to the equity method of accounting as discussed above.
Rental revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2009 for an entire year and future acquisitions of real estate assets.
Interest income was $85,840 in 2009, compared to $336,600 in 2008, a decrease of $250,760, or 74.5%. The decrease was primarily attributable to a reduction in mortgage loans receivable of $2.1 million at the beginning of 2009 resulting in a decline in interest income for the year of $210,974. Interest income in 2010 is expected to remain about the same as 2009.
Rental Operating Expenses
Rental operating expenses were $2,671,173 for 2009 compared to $2,507,664 for 2008, an increase of $163,509, or an increase of 6.5%. The increase in operating expense year over year is primarily attributable to the same reasons that rental revenue increased. Due to the partial sales of undivided interests in four of the properties, rental operating costs of $1,024,018 were excluded for the year ended December 31, 2009 compared to $311,130 excluded in the same period in 2008. Rental operating costs on a “grossed-up” basis as a percentage of “grossed-up” rental income was 47.2% and 48.5% for the years ended December 31, 2009 and 2008, respectively.
Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Interest Expense
Interest expense, including amortization of deferred finance charges, decreased by $188,130, or 15.9% during the year 2009 compared to 2008. The primary reason for the decrease is attributable to interest expense on the Garden Gateway property that has been reclassified to equity in earnings (losses) of real estate ventures since the sale of an undivided interest in Garden Gateway in October 2008. Interest on the Garden Gateway loan excluded from interest expense was $633,882 for the year ended December 31, 2009, compared to interest that was excluded from interest expense of $136,816 for the same period in 2008. On a grossed-up basis interest expense for the year ended December 31, 2009 was $1,625,142, compared to $1,323,300, an increase of $301,842, or 22.8%. During the year ended December 31, 2009, the average balance of the mortgage loans on seven of the properties was $24.2 million while the average for the same period in 2008 on five properties was $20.4 million. The weighted average interest rate as of December 31, 2009 was 5.93% compared to 6.1% as of December 31, 2008.
The following is a summary of our interest expense on loans by property for the years ended December 31, 2009 and 2008:

	Date Acquired	2009	2008

Havana/Parker Complex	June 2006	$225,993	$230,824
World Plaza	September 2007	182,995	190,326
Executive Office Park	July 2008	105,162	94,726
Waterman Plaza	August 2008	246,990	97,152
Sparky’s Thousand Palms Self-Storage	August 2009	93,638	—
Sparky’s Hesperia East Self-Storage	December 2009	3,146	—
Garden Gateway Plaza(1)	March 2007	—	518,830
Sparky’s Joshua Self-Storage	December 2007	—	9,543
Amortization of deferred financing costs		140,427	45,080

		$998,351	$1,186,481

(1)	Interest expense for Garden Gateway Plaza of $633,882 and $136,816 for the years ended December 31, 2009 and 2008, respectively, are included in the consolidated statement of operation in the line item “equity in losses of real estate ventures”.

General and Administrative Expenses
General and administrative expenses increased by $647,270 to $2,325,846 for the year ended December 31, 2009, compared to $1,678,576 in 2008. As a percentage of rental income, including rental income from joint ventures, general and administrative expenses were 29.7% and 28.9% for the years ended December 31, 2009 and 2008, respectively. In comparing our general and administrative expenses with other REITs, you should take into consideration that we are a self administered REIT, which means such expenses are greater for us.
The increased general and administrative expenses during the last two years resulted from increased employee related costs and increases in legal and accounting costs related to the additional costs to comply with the rules and regulations of the SEC, including the Sarbanes-Oxley Act of 2002.
In 2009, our salaries and employee related expenses increased $242,989 to $1,084,381 compared to $841,392 in 2008. The increase in salary and employee expenses in 2009 was primarily attributable to the Company hiring a general counsel in late December 2008 and a vice president-finance in late February 2009. Further, non-cash compensation related to restricted stock grants to employees was approximately $28,000 greater for the year ended December 31, 2009 compared to the same period in 2008. We anticipate an increase in staff and compensation costs as our capital and portfolio continue to increase. However, we anticipate that these costs as a percentage of total revenue will decline in future years.
Insurance expenses increased by approximately $81,000 for the year ended December 31, 2009 compared to the same period in 2008 due to the additional personnel, the addition of key man life insurance, the addition of directors and officers liability insurance and general insurance rate increases.
Legal, accounting and public company related expenses and increased by approximately $121,000, to $524,000 for the year ended December 31, 2009, compared to $402,000 during the same period in 2008. The increase is primarily due to the additional costs associated with completing the restatement of financial statements for the year ended December 31, 2007 and the first two quarters of 2008, which was completed in May 2009, as well as the additional efforts involved with complying with SEC rules and regulations.
Directors’ compensation expense that consisted of non-cash amortization of restricted stock grants was approximately $46,000 higher for the year ended December 31, 2009 over the prior year.
Due to a change in accounting for property acquisitions, we incurred approximately $63,000 in property acquisition expenses in 2009 that would have been capitalized as a component of the property costs prior to 2009.

Net Loss Available to Common Shareholders
Net loss available to common shareholders in 2009 increased by $423,008 to $2,621,377, or $0.31 loss per share as compared to net loss available to common shareholders of $2,198,369, or $0.41 loss per share in 2008. The year ended 2009 was another year of substantial growth where we acquired five new properties. Two of the five properties, acquired during the first quarter of 2009 were stabilized as of the date of their acquisition and contributing net operating income from the date acquired. One property, acquired in February 2009, did not commence recognition of rental income until November 2009 and the other two acquisitions in August and December 2009 were self-storage properties with approximately 47% and 30% occupancy at the date of acquisition. These new properties, the investment in two partnerships in 2009 and properties acquired during 2008 contributed an additional $1,391,000 in net operating income during the year 2009. In addition, there was a gain on the sale of real estate of $260,000 the net operating income from same properties (those held for the entire two years) decreased by approximately $145,000 as a result of lower rents and lower occupancy rates. Our depreciation and amortization and interest expense for all properties, including those held in joint ventures, increased $564,000 and $309,000, respectively. Noncontrolling interests share of earnings in investments in real estate increased by $146,000. General and administrative expenses were approximately $647,000 higher in 2009 compared to 2008. The increase in net loss includes a decline in interest income of approximately $251,000 due to interest earned on a note receivable in 2008 that went into a non-accrual status on January 1, 2009 and ownership of the property was subsequently transferred to us.
The amount of gains and/or losses varies from period to period based on the timing of property sales and can significantly impact net income or loss available to common shareholders. The loss from operations is not necessarily indicative of future results as we continue to expand through acquisition of new properties. General and administrative expenses required to support these acquisitions is expected to increase at a lesser rate than net revenues from property operations.

LIQUIDITY AND CAPITAL RESOURCES
As discussed above under Economic Outlook, credit and real estate financing markets have experienced significant deterioration and liquidity disruptions that have caused the spreads on prospective debt financings and the amount of financing in relation to the property values to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers like us less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. During 2009, there have been indications of economic improvement and stabilization in the equity markets, however, we expect the market turbulence could increase in the commercial real estate arena as mortgage financing originated over the past three to seven years mature.
We believe that as a result of these negative trends, new mortgage financing will continue to be difficult to obtain, which may negatively impact our ability to finance future acquisitions. Long-term interest rates remain relatively low by historical standards. On the other hand, we believe the negative trends in the mortgage markets will reduce property prices and may, in certain cases, reduce competition for those properties.
Cash and Cash Equivalents
At December 31, 2009, we had approximately $9.3 million in cash and cash equivalents compared to $4.8 million at December 31, 2008. We intend to use this cash to make additional acquisitions and for general corporate purposes.
Our cash and cash equivalents are held in accounts managed by third party institutions and consist of invested cash and cash in our operating accounts. During 2009, we did not experience any loss or lack of access to our cash or cash equivalents.
Our liquidity needs consist primarily of cash distributions to shareholders, facility improvements, property acquisitions, principal payments under our borrowings and non-recurring expenditures. We do not expect that our operating cash flow will be sufficient to fund our liquidity needs, including the payment of cash dividends to our shareholders, and instead expect to fund such needs out of additional borrowings of secured or unsecured indebtedness, and from proceeds of the ongoing private placement of common stock. We expect to obtain additional mortgages and assumption of existing debt collateralized by some or all of our real property in the future. In addition, if necessary, we may obtain additional mortgages collateralized by some or all of the nine unencumbered existing properties. During the last two years we have obtained approximately $22 million per year of net proceeds in connection with our private placement offering and we anticipate raising at least an equivalent amount of additional capital in 2010.
Operating Activities
Net cash provided by operating activities during the year ended December 31, 2009 was approximately $211,000 compared to net cash provided by operating activities of approximately $684,000 for the year ended December 31, 2008. The decrease in cash provided by operating activities was due to increased general and administrative expenses.
Investing Activities
Net cash used in investing activities was approximately $21.1 million in 2009 consisting primarily of $22.5 million to purchase five properties, an investment in two joint ventures and property improvements offset by a collection of $0.7 million from prior year sales of properties delayed by the bankruptcy of a third party 1031 intermediary. Net cash used in investing activities during the year ended December 31, 2008 was approximately $21.4 million, which consisted of the purchase of three properties and improvements totaling $23.0 million reduced by the proceeds from seven sales of undivided interests in four properties resulting in cash proceeds received of $3.9 million and a decrease of $1.7 million in deposits at a bankrupt institution.

Financing Activities
Net cash provided by financing activities for the year ended December 31, 2009 was approximately $25.4 million, which primarily consisted of $22.5 million net proceeds from the sale and issuance of our common stock and net increase of mortgage notes payable of $5.5 million, offset by dividend payments of $2.4 million and repurchase of approximately $0.4 million of common stock.
Net cash provided by financing activities for the year ended December 31, 2008 was approximately $20.6 million, which primarily consisted of $22.7 million net proceeds from issuance of common stock, offset by dividend payments of $1.4 million and net pay down of mortgage notes payable of $0.9 million.
Contractual Obligations
We sold an undivided 5.99% interest in the Garden Gateway Plaza and, as a result, are in technical default of a covenant on our Garden Gateway Plaza loan. We believe that we have reached an agreement with the lender to cure the default of the covenant with the payment of a fee of approximately $50,000. The Company is current with respect to payments due under the loan, is performing on all other conditions and covenants of the loan and does not anticipate that the lender will exercise its right to call the loan.
We are in compliance with all conditions and covenants of our other loans.
The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and interest payments on our fixed-rate debt at December 31, 2009 and provides information about the minimum commitments due in connection with our ground lease obligation. Our secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of such debt becoming immediately due and payable.

	Less than a year	1-3 Years	3-5 Years	More than 5 Years
	2010	(2011-2012)	(2013-2014)	(After 2014)	Total
Principal payments — secured debt	$658,687	$4,341,535	$9,899,980	$12,095,300	$26,995,502
Interest payments — fixed rate debt	1,334,213	2,439,397	1,804,728	670,227	6,248,565
Interest payments — Variable rate debt	252,293	488,412	464,771	2,557,922	3,763,398
Ground lease obligation (1)	20,040	41,194	43,820	1,115,294	1,220,348

	$2,265,233	$7,310,538	$12,213,299	$16,438,743	$38,227,813

(1)	Lease obligations represent the ground lease payments due on our World Plaza property.

Other Liquidity Needs
We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify and maintain our qualification as a REIT for federal income tax purposes. Accordingly, we intend to continue to make regular quarterly distributions to our common shareholders and preferred shareholders from cash flow from operating activities. Although we are not contractually bound to make regular quarterly dividend distributions to our common stock holders, under the terms of our charter we are required to make annual dividend distributions in the aggregate amount of $87,850 to the holders of our Series AA Preferred Stock. We may be required to use borrowings or other sources of capital, if necessary, to meet REIT distribution requirements and maintain our REIT status. In the past, as noted above, we have distributed cash amounts in excess of our taxable income resulting in a return of capital to our shareholders, and we currently have the ability to refrain from increasing our distributions while still meeting our REIT requirement for 2010. If our net cash provided by operating activities and gains on sale of real estate (assuming we are successful in selling any of our properties) do not exceed our intended distributions to our common shareholders , we would have to borrow funds or use proceeds of our ongoing common stock offering to pay the distribution or reduce or eliminate the distribution. We consider market factors and our historical and anticipated performance in addition to REIT requirements in determining our distribution levels.
Until proceeds from our offering are fully invested and our acquired properties are generating operating cash flow sufficient to fully cover distributions to our shareholders, we intend to pay a portion of the distributions to our shareholders from the proceeds of our ongoing common stock private placement offering or from borrowings in anticipation of future cash flows, as deemed appropriate. On January 31, 2009, we paid a regular quarterly cash dividend of $0.15 per common share to shareholders of record on December 31, 2008. This dividend is equivalent to an annual rate of $0.60 per share. On February 10, 2009, our board approved a cash dividend to common shareholders of record on March 31, 2009 of $0.1428 per share. In addition, we are required to pay dividends to our Series AA Preferred shareholders in accordance with the terms of our articles of incorporation. These dividends totaled an aggregate of $87,850 for 2009 and 2008.
Capitalization
As of December 31, 2009, our total debt as a percentage of total capitalization was 20.7% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 21.6%, which was calculated based on the offering price per share of our common stock of $10.00 under our ongoing current private placement of our common stock.

		Aggregate
		Principal
	Shares at	Amount or $	% of Total
	December 31,	Value	Market
	2009	Equivalent	Capitalization
Debt:

Total debt		$26,995,502	20.7%

Equity:
Convertible Series AA preferred stock (1)	50,200	$1,255,000	0.9%
Common stock outstanding (2)	10,224,262	102,242,620	78.4%

Total equity		$103,497,620	79.3%

Total Market Capitalization		$130,493,122

(1)	Value based on $25.00 per share liquidation preference.

(2)	Value based on $10.00 per share the current price of shares being sold under the current private placement offering.

Off-Balance Sheet Arrangements
As of December 31, 2009 and 2008, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.
Capital Expenditures, Tenant Improvements and Leasing Costs
We currently project that during 2010 we could spend an additional $200,000 to $800,000 in capital improvements, tenant improvements, and leasing costs for properties within our portfolio. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on gross capital expenditures during 2010 compared to 2009 due to rising construction costs and the anticipated increase in property acquisitions in 2010. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.
Non-GAAP Supplemental Financial Measure: Funds From Operations (“FFO”)
FFO for 2009 increased by $55,053, or 39.3%, to $195,131 as compared to $140,078 in 2008. The following is a reconciliation of net income available to common shareholders (which we believe is the most comparable GAAP measure) to FFO.
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
The following table presents our FFO for the years ended December 31, 2009 and 2008. FFO should not be considered an alternative to net income (loss), as an indication of our performance, nor is FFO indicative of funds available to fund our cash needs or our ability to make distributions to our shareholders. In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of debt, each of which may impact the amount of cash available for distribution to our shareholders.

	Year ended December 31,
	2009	2008
Net loss	$(2,533,527)	$(2,110,519)
Adjustments:
Preferred stock dividends	(87,850)	(87,850)
Depreciation and amortization	2,186,303	2,087,877
Joint venture real estate depreciation and amortization	849,654	209,546
Loss (gain) from sale of real estate	(219,449)	41,024

Funds from operations	$195,131	$140,078

For the year December 31, 2009, FFO was materially affected by the larger increase in general and administrative expenses of approximately $0.6 million, a 38% increase. FFO has also been affected by lower yields on our investment of excess cash balances. We anticipate FFO to improve as we continue to acquire properties and earn rental revenues on properties recently acquired without substantial increases in general and administrative expenses.
Inflation
Since the majority of our leases require tenants to pay most operating expenses, including real estate taxes, utilities, insurance and increases in common area maintenance expenses, we do not believe our exposure to increases in costs and operating expenses resulting from inflation would be material.
Segments Disclosure
Our reportable segments consist of mortgage activities and the four types of commercial real estate properties for which our decision-makers internally evaluate operating performance and financial results: Residential Properties, Office Properties, Retail Properties and Self-Storage Properties. We also have certain corporate level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.
Our chief operating decision maker evaluates the performance of our segments based upon net operating income. Net operating income is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes, ground leases and provisions for bad debts) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and general and administrative expenses. There is no intersegment activity.
See the accompanying financial statements for a Schedule of the Segment Reconciliation to Net Income Available to Common Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item are filed with this report as described under Item 15.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A(T). CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
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

ITEM 9B. OTHER MATTERS
On October 16, 2009, we held our Annual Meeting of Shareholders. On October 16, 2009, the independent inspector of election for the meeting certified that our shareholders took the following actions:
(a) Our shareholders elected William Allen, David Bruen, Larry G. Dubose, Jack K. Heilbron, Sumner J. Rollings, Thomas E. Schwartz and Bruce Staller as directors to serve for a term ending at the 2010 Annual Meeting of Shareholders and until their successors are duly elected and qualified. The votes cast with respect to each nominee are set forth below.

		Votes Against	Broker Non-
	Votes For	or Withheld	Votes
William Allen	3,979,387	16,755	0
David Bruen	3,984,430	11,712	0
Larry G. Dubose	3,984,265	11,876	0
Kenneth W. Elsberry*	3,979,810	16,332	0
Jack K. Heilbron	3,990,892	5,250	0
Sumner J. Rollings	3,993,565	2,577	0
Thomas E. Schwartz	3,985,104	11,038	0
Bruce Staller	3,986,892	15,250	0
(b) Our shareholders did not approve a series of related proposals to amend our Bylaws and Articles of Incorporation, which unapproved proposals included the following: (i) changing the meeting date for our annual meeting of shareholders, (ii) correcting an inconsistency in the number of directors set forth in our Bylaws and Articles of Incorporation, (iii) providing that a reduction in the number of our authorized directors below five would require a super-majority vote of the shareholders, (iv) allowing for certain investments for hedging purposes only and not speculation, (v) allowing us to form and use additional types of company structures to hold our investments, (vi) authorizing the issuance of redeemable preferred stock, and (vii) removing all references to “advisors” and “advisory contracts” in our Bylaws and Articles of Incorporation. The votes cast with respect to each proposal are set forth below:

		Votes Against or	Broker Non-
	Votes For	Withheld	Votes
(i) Provide for Change in Shareholder Meeting Date	3,886,848	297,356	0
(ii) Correct Inconsistency for Number of Directors	3,608,008	576,196	0
(iii) Require Super-Majority for Reduction of Directors to Less than Five (5)	3,811,067	366,881	0
(iv) Allow Certain Investments for Hedging Purposes only and not Speculation	3,616,966	560,982	0
(v) Allow Additional Company Structures that may be used for Investment in Real Property Ownership	3,680,111	504,093	0
(vi) Allow for Issuance of Redeemable, Voting Equity Preferred Stock	3,560,727	623,477	0
(vii) Remove all References to Advisor and Advisory Contracts	3,608,008	576,196	0

*
On October 22, 2009, we filed a Form 8-K (the “Original 8-K”) reporting that each of the proposals listed above had been approved by our shareholders. On November 2, 2009, we amended and restated the Original 8-K (the “Revised 8-K”) to disclose that the amendments to our Bylaws and Articles of Incorporation has not been approved by our shareholders. However, as of the date of the 2009 Annual Meeting of Shareholders, the date of the Revised 8-K and the date of this Annual Report on Form 10-K, the total number of directors authorized for election under our Bylaws and Articles of Incorporation was and is seven (7). As a result, the Revised 8-K was incorrect in its statement that all eight (8) directors were elected by the shareholders. Given that the three (3) directors with the lowest vote totals all had the same number of votes, our management determined that Kenneth W. Elsberry was the eighth director and therefore was not elected to our board of directors at the 2009 Annual Meeting of Shareholders.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Shareholders is presently scheduled to be held on May 21, 2010.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed. The following documents are filed as part of this report:
(1) Financial Statements. The following reports of Squar, Milner, Peterson, Miranda and Williamson, LLP, JH COHN, LLP and financial statements:
•	Report of Squar, Milner, Peterson, Miranda and Williamson, LLP, Independent Registered Public Accounting Firm

•	Report of JH Cohn, LLP, Independent Registered Public Accounting Firm

•	Balance Sheets as of December 31, 2009 and 2008

•	Statements of Operations for the years ended December 31, 2009 and 2008

•	Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008

•	Statements of Cash Flows for the years ended December 31, 2009 and 2008

•	Notes to Financial Statements
(2) Financial Statement Schedules.
Financial statement schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.
(3) Exhibits. See subsection (b) below.
(b) Exhibits.
An Index to the Exhibits as filed as part of this Form 10-K is set forth below:

Exhibit
Number	Description

3.1	Articles of Incorporation filed January 28, 1999 (A)

3.2	Certificate of Determination of Series AA Preferred Stock filed April 4, 2005 (A)

3.3	Bylaws of NetREIT (A)

3.4	Audit Committee Charter (A)

3.5	Compensation and Benefits Committee Charter (A)

3.6	Nominating and Corporate Governance Committee Charter (A)

3.7	Principles of Corporate Governance of NetREIT (A)

4.1	Form of Common Stock Certificate (A)

4.2	Form of Series AA Preferred Stock Certificate (A)

4.3	Registration Rights Agreement 2005 (A)

4.4	Registration Rights Agreement 2007 (A)

10.1	1999 Flexible Incentive Plan (A)

10.2	NetREIT Dividend Reinvestment Plan (A)

10.3	Form of Property Management Agreement (A)

Exhibit
Number	Description

10.4	Option Agreement to acquire CHG Properties (A)

10.5	Employment Agreement as of April 20, 1999 by and between the Company and Jack K. Heilbron (B)

10.6	Employment Agreement as of April 20, 1999 by and between the Company and Kenneth W. Elsberry (B)

10.7	Lease Agreement by and between Philip Elghanian and DVA Healthcare Renal Care, Inc. dated February 6, 2009 [1].

10.8	Assignment and Assumption of Lease by and between Philip Elghanian and Fontana Medical Plaza, LLC. dated February 19, 2009 [2].

10.9	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate between Philip Elghanian and Hovic Perian and Rima Perian dated September 8, 2008 [3].

10.10	Assignment and Assumption of Purchase Agreement Philip Elghanian and Fontana Medical Plaza, LLC. dated February 19, 2009 [4].

10.11	Additional and/OR Amendment to Escrow Instructions between Fontana Medical Plaza, LLC and Hovic Perian and Rima Perian dated February 18, 2009 [5].

10.12	Buyer Final Closing Statement dated February 20, 2009 [6].

10.13	Loan Assumption and Security Agreement, and Note Modification Agreement [7].

10.14	Promissory Note [8].

20.1	Notice of Adjournment of Annual Meeting of Shareholders to be held October 16, 2009 [9] .

31.1	Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

31.2	Certification of the Company’s Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(A)	Previously filed as an exhibit to the Form 10 for the year ended December 31, 2007.

(B)	Previously filed as an exhibit to the amended Form 10 for the year ended December 31, 2007 filed June 26, 2009.

[1]	Originally filed as Exhibit 10.1 on Form 8-K filed February 25, 2009.

[2]	Originally filed as Exhibit 10.2 on Form 8-K filed February 25, 2009.

[3]	Originally filed as Exhibit 10.3 on Form 8-K/A filed on March 2, 2009.

[4]	Originally filed as Exhibit 10.4 on Form 8-K filed February 25, 2009.

[5]	Originally filed as Exhibit 10.5 on Form 8-K filed February 25, 2009.

[6]	Originally filed as Exhibit 10.6 on Form 8-K filed February 25, 2009.

[7]	Originally filed as Exhibit 10.7 on Form 8-K filed August 27, 2009.

[8]	Originally filed as Exhibit 10.8 on Form 8-K filed August 27, 2009.

[9]	Originally filed as Exhibit 20.1 on Form 8-K filed October 2, 2009.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETREIT.
	By:	/s/ Jack K. Heilbron
Jack K. Heilbron
Date: March 30, 2010		Chief Executive Officer

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

Signature	Title	Date

/s/ Jack K. Heilbron	Director, Chairman of the Board and Chief Executive Officer

Jack K. Heilbron	(Principal Executive Officer)	March 30, 2010

/s/ Kenneth W. Elsberry	Chief Financial Officer

Kenneth W. Elsberry	(Principal Financial and Accounting Officer)	March 30, 2010

/s/ Larry G. Dubose	Director, Executive Vice President — Model Homes Division	March 24, 2010

Larry G. Dubose

/s/ David T. Bruen	Director	March 24, 2010

David T. Bruen

/s/ Sumner J. Rollins	Director	March 24, 2010

Sumner J. Rollins

/s/ Thomas E. Schwartz	Director	March 24, 2010

Thomas E. Schwartz

	Director	March __, 2010

Bruce A. Staller

/s/ William H. Allen	Director	March 24, 2010

William H. Allen

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of NetREIT
We have audited the accompanying consolidated balance sheet of NetREIT as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of NetREIT’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. NetREIT was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of NetREIT’s internal control over financial reporting accordingly. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetREIT as of December 31, 2009, and its results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
San Diego, California
March 30, 2010

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of NetREIT
We have audited the accompanying consolidated balance sheet of NetREIT as of December 31, 2008, and the related statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetREIT as of December 31, 2008, and its results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ JH Cohn LLP
San Diego, California
May 15, 2009

NetREIT
Consolidated Balance Sheets
December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008

ASSETS
Real estate assets, net	$69,829,603	$43,375,860
Lease intangibles, net	719,857	699,749
Land purchase option	1,370,000	1,370,000
Investment in real estate ventures	14,192,629	16,455,043
Mortgages receivable and interest	920,216	3,052,845
Cash and cash equivalents	9,298,523	4,778,761
Restricted cash	296,395	673,507
Tenant receivables, net	163,875	99,180
Due from related party	20,081	39,432
Deposits on potential acquisitions	—	367,498
Other assets, net	3,180,658	1,519,005

TOTAL ASSETS	$99,991,837	$72,430,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$26,995,502	$21,506,957
Accounts payable and accrued liabilities	1,923,811	1,729,675
Dividends payable	649,008	754,576
Tenant security deposits	258,455	217,021

Total liabilities	29,826,776	24,208,229

Commitments and contingencies

Shareholders’ equity:
Undesignated preferred stock, no par value, shares authorized: 8,995,000, no shares issued and outstanding at December 31, 2009 and 2008	—	—
Series A preferred stock, no par value, shares authorized: 5,000, no shares issued and outstanding at December 31, 2009 and 2008	—	—
Convertible Series AA preferred stock, no par value, $25 liquidating preference, shares authorized: 1,000,000; 50,200 shares issued and outstanding, liquidating value of $1,255,000 at December 31, 2009 and 2008	1,028,916	1,028,916
Common stock Series A, no par value, shares authorized: 100,000,000; 10,224,262 and 6,766,472 shares issued and outstanding at December 31, 2009 and 2008, respectively	85,445,674	56,222,663
Common stock Series B, no par value, shares authorized: 1,000, no shares issued and outstanding at December 31, 2009 and 2008	—	—
Additional paid-in capital	433,204	433,204
Dividends paid in excess of accumulated losses	(21,104,741)	(9,462,132)

Total NetREIT shareholder’s equity	65,803,053	48,222,651
Noncontrolling interests	4,362,008	—

Total Shareholders’ equity	70,165,061	48,222,651

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$99,991,837	$72,430,880

See notes to consolidated financial statements.

NetREIT
Consolidated Statements of Operations
Years ended December 31, 2009 and 2008

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008

Rental income	$5,479,783	$5,107,410

Costs and expenses:
Interest	998,351	1,186,481
Rental operating costs	2,671,173	2,507,664
General and administrative	2,325,846	1,678,576
Depreciation and amortization	2,186,303	2,087,877

Total costs and expenses	8,181,673	7,460,598

Other income (expense):
Interest income	85,840	336,600
Gain (loss) on sale of real estate	219,449	(41,024)
Equity in losses of real estate ventures	(112,958)	(40,723)
Other expense	(289)	(12,184)

Total other income	192,042	242,669

Net loss before noncontrolling interests	(2,509,848)	(2,110,519)

Income attributable to noncontrolling interests	23,679	—

Net loss	(2,533,527)	(2,110,519)

Preferred stock dividends	(87,850)	(87,850)

Loss available to common shareholders	$(2,621,377)	$(2,198,369)

Loss per common share — basic and diluted (1)	$(0.31)	$(0.41)

Weighted average number of common shares outstanding — basic and diluted (1)	8,344,054	5,337,709

(1)	Data is adjusted for a 5% stock dividend declared in December 2009.
See notes to consolidated financial statements.

NetREIT
Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2009 and 2008

						Dividends
	Convertible					Paid	Total
	Series AA				Additional	in Excess of	NetREIT
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders’	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Total

Balance December 31, 2007	50,200	$1,028,916	3,835,958	$31,299,331	$433,204	$(3,483,546)	$29,277,905	$	$29,277,905
Sale of common stock and warrants at $10 per share			2,691,255	26,912,553			26,912,553		26,912,553
Stock issuance costs				(4,202,029)			(4,202,029)		(4,202,029)
Repurchase of common stock			(9,275)	(82,190)			(82,190)		(82,190)
Exercise of stock options			22,248	141,274			141,274		141,274
Vesting of restricted stock previously issued			12,144	119,575			119,575		119,575
Exercise of warrants			485	4,530			4,530		4,530
Net loss						(2,110,519)	(2,110,519)		(2,110,519)
Dividends paid/reinvested			121,734	1,156,424		(2,240,296)	(1,083,872)		(1,083,872)
Dividends (declared)/ reinvested			91,923	873,195		(1,627,771)	(754,576)		(754,576)

Balance, December 31, 2008	50,200	1,028,916	6,766,472	56,222,663	433,204	(9,462,132)	48,222,651		48,222,651
Sale of common stock and warrants at $10 per share			2,707,381	27,055,384			27,055,384		27,055,384
Stock issuance costs				(4,520,490)			(4,520,490)		(4,520,490)
Repurchase of common stock			(50,011)	(439,842)			(439,842)		(439,842)
Exercise of stock options			13,528	110,202			110,202		110,202
Exercise of warrants			60	630			630		630
Vesting of restricted stock previously issued			23,807	202,000			202,000		202,000
Contributed capital of noncontrolling interests								4,338,329	4,338,329
Net loss						(2,533,527)	(2,533,527)	23,679	(2,509,848)
Dividends paid/reinvested			201,998	1,919,811		(3,564,758)	(1,644,947)		(1,644,947)
Stock dividend declared			482,027	4,145,432		(4,145,432)	—		—
Dividends (declared)/reinvested			79,000	749,884		(1,398,892)	(649,008)		(649,008)

Balance, December 31, 2009	50,200	$1,028,916	10,224,262	$85,445,674	$433,204	$(21,104,741)	$65,803,053	$4,362,008	$70,165,061

See notes to consolidated financial statements.

NetREIT
Consolidated Statements of Cash Flows
Years ended December 31, 2009 and 2008

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(2,533,527)	$(2,110,519)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,186,303	2,087,877
Stock compensation	202,000	119,575
Loss (gain) on sale of real estate	(219,449)	41,024
Bad debt expense	132,964	60,717
Distributions from real estate ventures	419,782	118,465
Equity in losses of real estate ventures	112,958	40,723
Income attributable to noncontrolling interests	23,679	—
Changes in operating assets and liabilities:
Deferred rent receivable	(85,267)	(88,578)
Tenant receivables	(197,659)	(117,261)
Other assets	(85,581)	(376,978)
Accounts payable and accrued liabilities	193,826	885,126
Due from related parties	19,351	79,015
Tenant security deposits	41,434	(55,660)

Net cash provided by operating activities	210,814	683,526

Cash flows from investing activities:
Real estate investments	(20,843,599)	(22,997,254)
Investments in real estate ventures	(1,695,894)	—
Proceeds received from sale of real estate	739,449	3,929,243
Deposits on potential acquisitions	367,498	(367,498)
Issuance of mortgages receivable	—	(244,074)
Restricted cash	377,112	24,387
Proceeds from short-term investments	—	20,457
Deposit held at bankrupt institution	—	(1,740,358)

Net cash used in investing activities	(21,055,434)	(21,375,097)

Cash flows from financing activities:
Proceeds from mortgage notes payable	15,794,117	10,447,500
Repayment of mortgage notes payable	(10,305,572)	(11,360,859)
Net proceeds from issuance of common stock	22,534,896	22,710,524
Repurchase of common stock	(439,844)	(82,190)
Exercise of stock options	110,202	141,274
Exercise of warrants	630	4,530
Deferred stock issuance costs	69,476	109,984
Dividends paid	(2,399,523)	(1,381,090)

Net cash provided by financing activities	25,364,382	20,589,673

Net increase (decrease) in cash and cash equivalents	4,519,762	(101,898)

Cash and cash equivalents:
Beginning of year	4,778,761	4,880,659

End of year	$9,298,523	$4,778,761

Supplemental disclosure of cash flow information:
Interest paid	$842,888	$1,278,650

Non-cash investing activities:
Reclassification of real estate to investment in real estate ventures	$	$15,910,644

Reclassification of real estate ventures to real estate	$4,594,053	$—

Non-cash financing activities:
Issuance of mortgage notes receivable on sale of real estate	$—	$920,216

Stock dividend declared	$4,145,132	$—

Reinvestment of cash dividend	$2,669,695	$2,029,619

Accrual of dividends payable	$649,008	$754,576

See notes to consolidated financial statements.

NetREIT
Notes to Consolidated Financial Statements
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
As of December 31, 2009, the Company owned or had an equity interest in seven office buildings (“Office Properties”) which total approximately 354,000 rentable square feet, three retail shopping centers and a 7-11 property (“Retail Properties”) which total approximately 85,000 rentable square feet, four self-storage facilities (“Self Storage Properties”) which total approximately 386,000 rentable square feet and one 39 unit apartment building (“Residential Properties”).
2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation. The accompanying consolidated financial statements include the accounts of NetREIT and its subsidiaries, Fontana Medical Plaza, LLC (“FMP”), NetREIT 01 LP Partnership, NetREIT Casa Grande LP Partnership and NetREIT Palm Self-Storage LP Partnership (“the Partnerships”). As used herein, the “Company” refers to NetREIT, FMP and the Partnerships, collectively. All significant intercompany balances and transactions have been eliminated in consolidation.
Prior to formation of the Partnerships, the properties owned by those partnerships were held as tenants in common (“TIC”) with the other investors and accounted for using the equity method due to substantive participation rights of the TIC. Upon formation of the Partnerships, NetREIT became the sole general partner in each of these partnerships and the rights of the other partners were limited to certain protective rights. As a result of the change in the Company’s ability to influence and control the Partnerships, they are now accounted for as a subsidiary of the Company and are fully consolidated in the Company’s financial statements.
The Company classifies the noncontrolling interests in FMP and the Partnerships as part of consolidated net loss in 2009 and includes the accumulated amount of noncontrolling interests as part of Shareholders’ equity from their inception in 2009. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interest will be remeasured with the gain or loss reported in the statement of operations. Management has evaluated the noncontrolling interests and determined that they do not contain any redemption features.
Federal Income Taxes. The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Code, for federal income tax purposes. To qualify as a REIT, the Company must distribute annually at least 90% of adjusted taxable income, as defined in the Code, to its shareholders and satisfy certain other organizational and operating requirements. As a REIT, no provision will be made for federal income taxes on income resulting from those sales of real estate investments which have or will be distributed to shareholders within the prescribed limits. However, taxes will be provided for those gains which are not anticipated to be distributed to shareholders unless such gains are deferred pursuant to Section 1031. In addition, the Company will be subject to a federal excise tax which equals 4% of the excess, if any, of 85% of the Company’s ordinary income plus 95% of the Company’s capital gain net income over cash distributions, as defined.
Earnings and profits that determine the taxability of distributions to shareholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the years ended December 31, 2009 and 2008, all distributions were considered return of capital to the shareholders and therefore non-taxable.

The Company believes that it has met all of the REIT distribution and technical requirements for the years ended December 31, 2009 and 2008.
Stock Dividend. In December 2009, the Company declared a 5% dividend payable in Company common stock on January 1, 2010 to shareholders of record on December 31, 2009. All loss per share calculations are based on adjusted shares for the stock dividend as if the shares were issued at the beginning of the first period presented.
Real Estate Assets
Property Acquisitions. The Company accounts for its acquisitions of real estate in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which requires the purchase price of acquired properties be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, a land purchase option, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and tenant relationships, based in each case on their fair values.
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
The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to recruit a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $389,267 and $500,200 for the years ended December 31, 2009 and 2008, respectively.
Sales of Undivided Interests in Properties.
Gains from the sale of undivided interests in properties will not be recognized under the full accrual method by the Company until certain criteria are met. Gain or loss (the difference between the sales value and the proportionate cost of the partial interest sold) shall be recognized at the date of sale if a sale has been consummated and the following criteria are met:
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
As of December 31, 2009 and 2008, the Company did not classify any properties as held for sale.

Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the years ended December 31, 2009 and 2008, was $1,758,125 and $1,538,408, respectively.
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
The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Based on the review, no impairment was deemed necessary at December 31, 2009 or 2008.
Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2009 or 2008.
Impairment. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at December 31, 2009 and 2008.
Investments in Real Estate Ventures. The Company analyzes its investments in joint ventures to determine whether the joint venture should be accounted for under the equity method of accounting or consolidated into the financial statements. The Company has determined that the investors held as a tenant in common in its real estate ventures have certain protective and substantive participation rights that limit the Company’s control of the investment. Therefore, the Company’s share of its investment in real estate ventures have been accounted for under the equity method of accounting in the accompanying financial statements.
Under the equity method, the Company’s investment in real estate ventures is stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the Company’s ownership interest in the earnings of each of the unconsolidated real estate ventures. For the purposes of presentation in the statement of cash flows, the Company follows the “look through” approach for classification of distributions from joint ventures. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture’s sale of assets) in which case it is reported as an investing activity. Management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. No impairment charges were recognized for the years ended December 31, 2009 or 2008.

Provision for Loan Losses. The accounting policies require the Company to maintain an allowance for estimated credit losses with respect to mortgage loans it has made based upon its evaluation of known and inherent risks associated with its lending activities. Management reflects provisions for loan losses based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates. There have been no provisions for loan losses at December 31, 2009 and 2008.
Cash and Cash Equivalents. The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. At December 31, 2009, the Company had approximately $8.3 million in deposits in financial institutions that were above the federally insurable limits.
Restricted Cash. Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are for certain lender holdbacks, tenant improvements, escrow funds for payment of property taxes and other replacement reserves. The holdback funds were released in 2009.
Deposits held at Bankrupt Institution The Company had deposits at LandAmerica 1031 Exchange Services, Inc. (“LandAmerica”) out of proceeds from the sale of two properties involved in property exchanges through Section 1031 of the Code. LandAmerica declared bankruptcy in November 2008 before remitting the proceeds to the Company. As of December 31, 2008 , the Company anticipated losing a large portion of the amount on deposit based upon information available at the time. At December 31, 2008, the Company reduced its proceeds expected to be received on sales of real estate by $1,220,358 through a charge to loss on sale of real estate included in the accompanying statements of operations. In 2009, the Company sold its rights to receive the entire amount due to an independent third party for $739,449 resulting in gain on sale of real estate of $219,449.
Deferred Common Stock Issuance Costs. Common stock issuance costs including distribution fees, due diligence fees, syndication and wholesaling costs, legal and accounting fees, and printing are capitalized before sale of the related stock and then netted against gross proceeds when the stock is sold.
Tenant Receivables. The Company periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company maintains an allowance for deferred rent receivable that arises from straight-lining of rents. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates. At December 31, 2009 and 2008, the balance of allowance for possible uncollectible tenant receivables was $135,000 and $24,000, respectively.
Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At December 31, 2009 and 2008, the Company had net deferred leasing costs of approximately $416,000 and $103,000, respectively, which are included in other assets, net in the accompanying balance sheets. Total amortization expense for the year ended December 31, 2009 and 2008 was approximately $39,000 and $49,000, respectively.
Deferred Financing Costs. Costs incurred, including legal fees, origination fees, and administrative fees, in connection with debt financing are capitalized as deferred financing costs and are amortized using the straight-line method, which approximates the effective interest method, over the contractual term of the respective loans. At December 31, 2009 and 2008, deferred financing costs were approximately $116,000 and $213,000, respectively, which are included in other assets, net in the accompanying balance sheets. Amortization of deferred financing costs is included in interest expense in the accompanying statements of operations.

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
Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and includes in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of December 31, 2009 or 2008.
Interest income on mortgages receivable is accrued as it is earned. The Company stops accruing interest income on a loan if it is past due for more than 90 days or there is doubt regarding collectability of the loan principal and/or accrued interest receivable.
Loss Per Common Share. Basic loss per common share (“Basic EPS”) is computed by dividing net loss available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Diluted loss per common share (“Diluted EPS”) is similar to the computation of Basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net earnings per share.
The following is a reconciliation of the denominator of the basic loss per common share computation to the denominator of the diluted loss per common share computations, for the years ended December 31:

	2009	2008
Weighted average shares used for Basic EPS	8,344,054	5,083,532

Stock dividend declared in December 2009 (retroactive adjustment)		254,177

Effect of dilutive securities:

Incremental shares from share-based compensation	—	—
Incremental shares from conversion of NetREIT 01 LP Partnership	—	—
Incremental shares from conversion of NetREIT Casa Grande LP Partnership	—	—
Incremental shares from conversion of NetREIT Palm LP Partnership	—	—
Incremental shares from convertible preferred stock and warrants	—	—

Adjusted weighted average shares used for diluted EPS	8,344,054	5,337,709

Weighted average shares from share based compensation, shares from conversion of NetREIT 01 LP Partnership, Casa Grande LP Partnership, NetREIT Palm Self-Storage LP Partnership and shares from convertible preferred stock and warrants with respect to a total of 1,406,691 and 952,515 shares of common stock for the years ended December 31, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.
Fair Value of Financial Instruments and Certain Other Assets/Liabilities. The Company calculates the fair value of financial instruments using available market information and appropriate present value or other valuation techniques such as discounted cash flow analyses. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The derived fair value estimates cannot always be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instruments. Management believes that the carrying values reflected in the accompanying balance sheets reasonably approximate the fair values for financial instruments.
The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, as of December 31, 2009, does not have any assets or liabilities that were measured at fair value on a nonrecurring basis.
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
Segments. The Company acquires and operates income producing properties including office properties, residential properties, retail properties and self storage properties and invests in real estate assets, including real estate loans and, as a result, the Company operates in five business segments. See Note 11 “Segment Information”.

3. REAL ESTATE ASSETS AND LEASE INTANGIBLES
A summary of the fifteen properties owned by the Company as of December 31, 2009 is as follows:

					Real estate
			Square	Property	assets, net
Property Name	Date Acquired	Location	Footage	Description	(in thousands)
Casa Grande Apartments	April 1999	Cheyenne, Wyoming	29,250	Residential	$1,571.9
Havana/Parker Complex	September 2006	Aurora, Colorado	114,000	Office	6,587.6
7-Eleven	September 2006	Escondido, California	3,000	Retail	1,325.6
World Plaza	September 2007	San Bernardino, California	55,098	Retail	5,810.5
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	2,030.2
Sparky’s Palm Self-Storage	November 2007	Highland, California	50,250	Self-Storage	4,819.4
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self-Storage	7,491.5
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	9,180.5
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,699.2
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,725.3
Morena Office Center	January 2009	San Diego, California	26,784	Office	6,247.7
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	1,929.2
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,513.8
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self-Storage	6,112.9
Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self-Storage	2,784.3

Total real estate assets, net					$69,829.6

A summary of the seven properties 100% owned by the Company as of December 31, 2008 is as follows:

					Real estate
			Square	Property	assets, net
Property Name	Date Acquired	Location	Footage	Description	(in thousands)
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	$6,414.0
World Plaza	September 2007	San Bernardino, California	55,096	Retail	6,006.8
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	2,074.2
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,650	Self Storage	7,651.9
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	9,601.3
Waterman Plaza	August 2008	San Bernardino, California	21,285	Retail	6,806.0
Pacific Oaks Plaza	September 2008	Escondido, California	16,037	Office	4,821.7

		Total real estate assets, net			$43,375.9

The following table sets forth the components of the Company’s investments in real estate:

	December 31,	December 31,
	2009	2008
Land	$13,820,313	$7,710,502
Buildings and other	57,269,228	35,497,050
Tenant improvements	2,061,107	1,530,927

	73,150,648	44,738,479
Less accumulated depreciation and amortization	(3,321,045)	(1,362,619)

Real estate assets, net	$69,829,603	$43,375,860

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
In August 2008, the Company acquired Waterman Plaza located in San Bernardino, California. The purchase price for the property was $7.2 million, including transaction costs. The Company purchased the property with $3.3 million cash and a new fixed rate mortgage note in the amount of $3.9 million secured by this property. This property is a newly constructed retail/office building consisting of approximately 21,170 square feet situated on a total of 2.7 acres with approvals to construct an additional 2,500 square foot building.
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
In August 2009, the Company completed the acquisition of Sparky’s Thousand Palms Self-Storage (Formerly known as Monterey Palms Self-Storage) (“Thousand Palms”) located in Thousand Palms, California. The purchase price for the Property was $6.2 million. The Company paid the purchase price through a cash payment of $1.5 million which was applied to closing costs and fees and to an existing loan secured by Thousand Palms, and assumed a nonrecourse, variable interest rate, promissory note with a principal balance after the closing of $4.7 million. Thousand Palms consists of 113,126 rentable square feet comprised of 549 storage units.
In December 2009, the Company completed the acquisition of Sparky’s Hesperia East Self-Storage East (Formerly known as St. Thomas Self-Storage) located in Hesperia California. The purchase price for the Property was $2.8 million. The Company paid the purchase price through a cash payment of $1.1 million and a promissory note in the amount of $1.7 million. The property consists of approximately 5.8 acres of land, 72,940 rentable square feet and approximately 479 self-storage units.

The Company allocated the purchase price of the properties acquired during the years ended December 31, 2009 and 2008 as follows:

		Land
		Purchase	Buildings	Tenant	In-place	Leasing	Tenant	Total Purchase
	Land	Option	and other	Improvements	Leases	Costs	Relationships	Price
Executive Office Park	$1,265,735		$7,747,826	$797,219	$195,518	$119,583		$10,125,881
Waterman Plaza	2,350,000		4,319,736	177,030	135,162	182,101		7,164,029
Pacific Oaks Plaza	980,000		3,862,791		23,254	10,438		4,876,483
Morena Office Center	1,333,000		4,833,141	242,324	80,861	85,674		6,575,000
Fontana Medical Plaza	556,858		1,362,942					1,919,800
Rangewood Medical Office Building	572,000		1,750,732	152,683	41,043	113,542		2,630,000
Sparky’s Thousand Palms Self-Storage	620,000		5,530,000				50,000	6,200,000
Sparky’s Joshua Self-Storage East	1,470,000		1,305,000					2,775,000
Property sales
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
Initially, the investors in certain properties held their interests as limited partners or tenants in common and were granted certain protective and substantive participation rights that limited the Company’s control over investment in the property. During the time the properties were held with these rights, they were accounted for under the equity method of accounting. Effective, October 1, 2009, the investors in Sparky’s Palm Self-Storage and Casa Grande Apartments contributed their investment in their respective properties to general partnerships and became limited partners in the partnerships. As a result of the change in the Company’s ability to influence and control the Partnerships, they are now accounted for as a subsidiary of the Company and are fully consolidated in the Company’s financial statements. As of December 31, 2009, Garden Gateway Plaza is the only property that continues to be held as a tenant in common and accounted for under the equity method.
The Company holds its remaining investment in the Garden Gateway Plaza as a tenant in common with another investor and is included on the accompanying balance sheets in investment in real estate ventures and accounted for under the equity method (Note 4).
Lease Intangibles
The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	December 31, 2009			December 31, 2008
			Lease			Lease
	Lease	Accumulated	intangibles,	Lease	Accumulated	intangibles,
	intangibles	Amortization	net	intangibles	Amortization	net
In-place leases	$643,630	$(255,127)	$388,503	$459,657	$(83,231)	$376,426
Leasing costs	508,621	(188,100)	320,521	416,011	(69,088)	346,923
Tenant relationships	332,721	(299,388)	33,333	192,812	(180,617)	12,195
Below-market leases	(40,160)	17,660	(22,500)	(40,160)	4,365	(35,795)

	$1,444,812	$(724,955)	$719,857	$1,028,320	$(328,571)	$699,749

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Estimated
Aggregate
Amortization
Expense
2010	$254,808
2011	144,791
2012	117,139
2013	60,722
2014	36,683
Thereafter	105,714

$719,857

The weighted average amortization period for the intangible assets, in-place leases, leasing costs, tenant relationships and below-market leases acquired as of December 31, 2009 was 5.9 years.

4. INVESTMENT IN REAL ESTATE VENTURES
The following table sets forth the components of the Company’s investment in real estate ventures:

	Equity	Investment balance at:
	Percentage	December 31, 2009	December 31, 2008
Garden Gateway Plaza	94.0%	$12,665,799	$13,232,571
Sparky’s Palm Self-Storage	52.0	—	2,380,484
Escondido 7-11	67.6	—	694,458
Casa Grande Apartments	20.1	—	147,530
Dubose Acquisition Partners II, LTD & III, LTD	51.0	1,526,830	—

		$14,192,629	$16,455,043

The Garden Gateway Plaza property is held as tenants in common with the other investors.
The Dubose Acquisition Partners II, LTD and III, LTD are investments in limited partnerships that acquired model homes from homebuilders and leased them back to the seller. (Note 12)
Condensed balance sheets of all entities included in investment in real estate ventures as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008

Real estate assets and lease intangibles	$20,791,102	$17,107,835

Total assets	$20,791,102	$17,107,835

Mortgage notes payable	$5,131,516	$662,792
Owner’s equity	15,659,586	16,445,043

Total liabilities and owners’ equity	$20,791,102	$17,107,835

Condensed statements of operations of all entities included in investment in real estate ventures for the years ended December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008

Rental income	$2,975,110	$704,443

Costs and expenses:
Rental operating costs	1,078,650	311,130
Interest expense	818,533	136,816
Depreciation and amortization	849,654	209,546
Partner’s share of net operating income	341,231	87,674

Equity in losses of real estate ventures	$(112,958)	$(40,723)

5. MORTGAGES RECEIVABLE
Mortgages receivable, together with accrued interest, having a balance due of approximately $2.1 million went into default on January 1, 2009. At December 31, 2008, the Company suspended accruing interest on these loans. In May 2009, the Company acquired title to the property that was securing the mortgages receivable. The property was acquired at a book value of $2.1 million. The property is not an income producing property, is not an integral component of the Company’s real estate asset portfolio and, therefore, is included in other assets in the consolidated balance sheet at December 31, 2009.
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

In connection with the sale of two properties in the fourth quarter of 2008 to unrelated tenants in common, the Company received mortgage notes receivable totaling $920,216 with interest rates ranging from 6.25% to 6.50% and due dates of October 1, 2013 for both notes. The loans call for interest only payments and both loans were current as of December 31, 2009. Both notes are secured by the mortgagee’s interest in the property.
6. MORTGAGE NOTES PAYABLE
Mortgage notes payable as of December 31, 2009 and 2008 consisted of the following:

	December 31,	December 31,
	2009	2008

Mortgage note payable in monthly installments of $24,330 through July 1, 2016, including interest at a fixed rate of 6.51%, collateralized by the Havana/Parker Complex property	$3,393,776	$3,459,374

Mortgage note payable in monthly installments of $71,412 through April 5, 2014, including interest at a fixed rate of 6.08%; collateralized by the leases and office buildings of the Garden Gateway Plaza property. Certain obligations under the note are guaranteed by the executive officers	10,075,155	10,670,864

Mortgage note payable in monthly installments of $27,088 through February 1, 2012, including interest at a fixed rate of 5.31%; collateralized by the World Plaza property	3,380,792	3,522,227

Revolving line of credit facility to borrow up to $6,597,500, interest only payments at a fixed rate of 6.25%; expired December 10, 2009; collateralized by the Executive Office Park and Regatta Square properties	—	20,000

Mortgage note payable in monthly installments of $25,995 through September 1, 2015, including interest at a fixed rate of 6.5%; collateralized by the Waterman Plaza property	3,769,886	3,834,492

Mortgage note payable in monthly installments of $28,842 through March 1, 2034, including interest at a variable rate ranging from 5.5% to 10.5%; with a current rate of 5.5% collateralized by the Thousand Palms property	4,633,393	—

Mortgage note payable in monthly installments of $9,432 through December 18, 2016, including interest at a fixed rate of 5.00%; collateralized by the Sparky’s Joshua Self-Storage East property	1,742,500	—

	$26,995,502	$21,506,957

In 2008, The Company sold an undivided 5.99% interest in the Garden Gateway Plaza and, as a result, breeched a covenant contained in its Garden Gateway loan and was technically in default on the loan. Since the sale, the Company has had numerous discussions with the lender on satisfying the default and, as of March 17, 2010 has reached an agreement in principle with the lender to cure the default. The agreement to cure the default will result in the Company paying the lender a loan assumption fee of approximately $50,000 plus recording and title endorsement costs. Additionally, the Company will remain contingently liable to the lender for the performance of all of the terms, covenants, conditions and agreements of the loan arising before the sale of the 5.99 interest to the buyer to the same extent as if no transfer of the 5.99% interest had taken place.

Other than discussed above, the Company is in compliance with all conditions and covenants of its mortgage notes payable.
Scheduled principal payments of mortgage notes payable as of December 31, 2009 are as follows:

Scheduled
Principal
Years Ending:	Payments
2010	$658,687
2011	698,508
2012	3,643,027
2013	605,292
2014	9,294,691
Thereafter	12,095,297

Total	$26,995,502

7. RELATED PARTY TRANSACTIONS
Certain services and facilities are provided to the Company by C.I. Holding Group, Inc. and Subsidiaries (“CI”), a small shareholder in the Company and is approximately 35% owned by the Company’s executive management. A portion of the Company’s general and administrative costs are paid by CI and then reimbursed by the Company. The Company reimbursed CI $56,539 in 2009 and $37,646 in 2008 for general and administrative expenses.
The Company has entered into a property management agreement with CHG Properties, Inc. (“CHG”), a wholly-owned subsidiary of CI, to manage all of its properties at rates up to 5% of gross income. During the years ended December 31, 2009 and 2008, the Company paid CHG total management fees of $354,540 and $249,834, respectively.
During the term of the property management agreement, the Company has an option to acquire the business conducted by CHG. The option is exercisable, with the approval of a majority of the Company’s directors not otherwise interested in the transaction, without any consent of the property manager, its board or its shareholders,. The option price is shares of the Company to be determined by a predefined formula based on the net income of CHG during the 6-month period immediately preceding the month in which the acquisition notice is delivered.
Beginning in November 2008, the Company took occupancy of Pacific Oaks Plaza in Escondido, California and leased a portion of the building to affiliates. Total rents charged and paid by these affiliates for year ended December 31, 2009 was approximately $50,000 and for the two months ended December 31, 2008 was approximately $8,300.
In October 2009, William H. Allen, as trustee for the Allen Trust, authorized the conversion of 33.3% of the Allen Trust’s interest in the NetREIT LP 01 partnership into 25,790 shares of NetREIT common stock. In November 2009, the Company purchased these shares from the Allen Trust for $9.30 per share for a total of $239,844. Mr. Allen was elected to the Board of Directors at our annual shareholder meeting on October 16, 2009.
In 2009, the Company invested in two limited partnerships where the General Partner is Dubose Model Homes USA LP (“Dubose Model Homes”). Larry Dubose, a director of the Company, serves as President of Dubose Model Homes. The General Partner does not have an economic interest in either partnership and will not make any capital contributions. The General Partner receives fees for due diligence and a management fee for accounting and administrative services. Total fees paid to Dubose Model Homes by the partnerships for the year ended December 31, 2009 were approximately $72,000.

8. SHAREHOLDERS’ EQUITY
In September 2005, the Company commenced a private placement offering of Units and Convertible Series AA Preferred Stock. The Units consisted of 2 shares of common stock and a warrant to purchase 1 share of common stock at $12 ($9.87 per share adjusted for stock dividends). In October 2006, the Company closed that offering and commenced a private placement offering of only its common stock. The Company is currently self-underwriting a private placement offering and sale of 20,000,000 shares of its common stock at a price of $10 per share. This offering is being made only to accredited investors and up to thirty-five non-accredited investors pursuant to an exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. No public or private market exists for the securities and no public market is expected to develop for the securities after the completion of the offering. During the years ended December 31, 2009 and 2008, the Company received gross proceeds from the sale of common shares and warrants of $27,055,384 and $26,912,553, respectively.
Common Stock. The Company is authorized to issue up to 100,000,000 shares of Series A Common Stock (“Common Stock”) and 1,000 shares of Series B Common Stock. The Common Stock and the Series B Common Stock have identical rights, preferences, terms and conditions except that the Series B Common Shareholders are not entitled to receive any portion of Company assets in the event of Company liquidation. There have been no Series B Common Stock shares issued. Each share of Common Stock entitles the holder to one vote. The Common Stock is not subject to redemption and it does not have any preference, conversion, exchange or preemptive rights. The articles of incorporation contain a restriction on ownership of the Common Stock that prevents one person from owning more than 9.8% of the outstanding shares of common stock. At December 31, 2009 and 2008, there were 10,224,262 and 6,766,472 shares, respectively, of the Common Stock outstanding.
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
Series A Preferred Stock. The Board of Directors authorized 5,000 shares of the preferred stock as Series A (“Series A”). Each share of Series A (i) shall be entitled to receive, in event of any liquidation, dissolution or winding up of the affairs of the Company, an amount equal to nine dollars and 10/100 plus an amount equal to all accrued and unpaid dividends and no more before any distribution shall be made to the holders of Common Stock or any other class of shares or series ranking junior and subordinated to the Series A; (ii) is entitled to, when and if declared by the board of directors, annual dividends at the rate of $0.65 which are cumulative and payable quarterly; (iii) ranks senior, to the payment of dividends and distributions of assets upon liquidation, to common stock or any other series of preferred stock that is not senior to or on parity with the Series A Preferred Stock; (iv) is entitled to receive $9.10 plus accrued dividends upon liquidation; (v) shall have no voting rights except under certain circumstances as provided by the Articles of Incorporation; (vi) so long as any Series A is outstanding, the corporation shall not; (a) without the affirmative vote of the holders of at least two-thirds of the shares of Series A Preferred Stock amend, alter or repeal the Articles of Incorporation; (b) authorize or issue or increase any additional class or series of stock ranking senior to or on a parity with the Series A; and (c) affect any reclassification of the Series A. There were no Series A shares issued and outstanding at December 31, 2009 or 2008.
Convertible Series AA Preferred Stock. The Board of Directors authorized the original issuance of 1,000,000 shares of the Preferred Stock as Series AA (“Series AA”). Each share of Series AA (i) is non-voting, except under certain circumstances as provided in the Articles of Incorporation; (ii) is entitled to annual cash dividends of 7% which are cumulative and payable quarterly; (iii) ranks senior, as to the payment of dividends and distributions of assets upon liquidation, to common stock or any other series of preferred stock that is not senior to or on parity with the Series AA; (iv) is entitled to receive $25.00 plus accrued dividends upon liquidation; (v) may be redeemed by the Company prior to the mandatory conversion date at a price of $25.00 plus accrued dividends, (vi) may be converted into two shares of common stock at the option of the holder prior to the mandatory conversion date, and (vii) shall be converted into two shares of common stock on the fourth Friday of December 2015. The conversion price is subject to certain anti-dilution adjustments. At December 31, 2009 and 2008 there were 50,200 shares of Series AA outstanding.

Common Stock Units. During 2005 and 2006, the Company offered common stock units. Each common stock unit (the “Units”) consisted of two shares of the Company’s common stock and one warrant (the “Warrant”) to acquire for $12 one share of common stock ($9.87 per share adjusted for stock dividends). The common stock and the Warrant comprising the Units may be separated immediately upon issuance. Each may be transferred separately from the other, subject to compliance with applicable federal and state securities law.
Shareholder Warrants. Warrants were issued in connection with private placements of common stock Units during 2005 and 2006 pursuant to the terms of the respective subscription agreements. Each warrant entitles the registered holder to purchase one share of Series A common stock at the exercise price of $12 per share ($9.87 per share adjusted for stock dividends) during the period commencing upon issuance and continuing through the close of business on March 31, 2010. In the event a warrant is not exercised by its expiration date, it will be automatically converted into a one-tenth share of common stock. The warrants are redeemable at the Company’s election at any time upon prior written notice of at least 30 days of the date so noticed for redemption. In payment of such redemption, the Company must issue to each holder of a Warrant so redeemed one-tenth common share on the redemption date. The exercise price, the number and kind of securities issuable on exercise of any Warrant, and the number of Warrants are subject to adjustment in the event the Company pays stock dividends or makes stock distributions with respect to its common shares. Adjustments will also be made upon any reclassification of the Company’s common shares or in the event the Company makes certain pro rata distributions of options or warrants to its common shareholders. The warrant agreements also provide for adjustments in the event the Company consummates certain consolidation or merger transactions, and in the event the Company sells all, or substantially all, of its assets. Warrant holders do not have any voting or other rights of the Company’s shareholders and are not entitled to receive dividends or other distributions. At December 31, 2009 and 2008, there were 526,562 and 433,204 shareholder warrants outstanding, respectively.
Broker Dealer Warrants. Warrants are issued pursuant to the terms of the respective $10.50 broker agreement and the Participating Broker Dealer Agreement in connection with the on going private placement offering. Each Warrant entitles the registered holder to purchase one share of common stock at the exercise price of $10.50 per share for a period of three years from the date of issued. The exercise price, the number and kind of securities issuable on exercise of any Warrant, and the number of Warrants are subject to adjustment in the event the Company pays stock dividends or makes stock distributions with respect to its common stock. Adjustments will also be made upon any reclassification of the Company’s common shares or in the event the Company makes certain pro rata distributions of options or warrants to its common shareholders. The warrant agreements also provide for adjustments in the event the Company consummates certain consolidation or merger transactions, and in the event the Company sells all, or substantially all, of its assets. Warrant holders do not have any voting or other rights of the Company’s shareholders and are not entitled to receive dividends or other distributions. During the years ended December 31, 2009 and 2008, Warrants for the purchase of 128,311 and 123,009 shares of common stock, respectively, were issued in connection with the private placement offering. Management has determined that such Warrants had no value at issuance. At December 31, 2009 and 2008 there were Warrants outstanding for 395,828 and 276,258 shares of common stock at exercise prices ranging from $9.52 to $10.00 due to the adjustments for stock dividends issued.

Limited Partnerships. In 2008, the Company and the other tenant in common contributed their respective equity ownership in the Escondido 7-Eleven to NetREIT 01 LP, a California limited partnership. Initially, the limited partner had an option to exchange its equity interest in the property into shares of NetREIT common stock at a conversion price equal to $9.30 per share up to 77,369 shares. In 2009, the partner exchanged one third of its interests in the partnership into 25,790 shares of Company common stock. Adjusted for stock dividends, the partner has the rights to exchange interests in the partnership for up to 54,158 shares of Company common stock. The Company has a put option to convert the partner’s equity interests in NetREIT 01 LP into shares of Company common stock at $8.86 per share for up to 54,158 common shares upon the earlier of April 21, 2013 or the completion of an initial public offering of shares to be registered under the Securities Act of 1933.
In October 2009, NetREIT and five former tenants in common of Casa Grande Apartments and Palm Self-Storage contributed their respective ownership interests in these properties into NetREIT Casa Grande LP and NetREIT Palm LP. In exchange for the contribution of property, the owners became limited partners of these partnerships and NetREIT became the general partner. The partners have an option to exchange their equity interest in the partnership for up to 353,139 shares of Company common stock at a conversion price equal to $8.86 per share. The Company has a put option to convert the partner’s equity interests in these limited partnerships to shares of Company common stock at $8.86 per share for up to 353,139 shares.

Employee Retirement and Share-Based Incentive Plans
Stock Options.
The following table summarizes the stock option activity.

		Weighted
		Average
		Exercise
	Shares	Price
Balance, December 31, 2007	42,501	$7.06
Options exercised	(22,248)	$6.36

Options outstanding and exercisable, December 31, 2008	20,253	$7.28
Options exercised	(13,528)	$8.15

Options outstanding and exercisable, December 31, 2009	6,725	$8.64

At December 31, 2009, the options outstanding and exercisable had an exercise price of $8.64 and expiration date of June 2010 with a weighted average remaining term of six months.
The intrinsic value of a stock option is the amount by which the market value of the underlying stock at December 31 of each year exceeds the exercise price of the option. The aggregate intrinsic value of options exercised in 2009 and 2008 was $25,081 and $81,199, respectively. The aggregate intrinsic value of options outstanding, all of which are exercisable, was $9,158 and $34,239 at December 31, 2009 and 2008, respectively.
Share-Based Incentive Plan. An incentive award plan has been established for the purpose of attracting and retaining officers, key employees and non-employee board members. The Compensation Committee of the Board of Directors adopted a Restricted Stock plan (“Restricted Stock”) in December 2006 and granted nonvested shares of restricted common stock on January 1, 2007, 2008 and 2009. The nonvested shares have voting rights and are eligible for any dividends paid to common shares. The share awards vest in equal annual installments over a three or five year period from date of issuance. The Company recognized compensation cost for these fixed awards over the service vesting period, which represents the requisite service period, using the straight-line attribution expense method.
The value of the nonvested shares was calculated based on the offering price of the shares in the most recent private placement offering of $10 adjusted for stock dividends since granted and assumed selling costs. The value of granted nonvested restricted stock issued during 2009 totaled $360,254. The value of granted nonvested restricted stock issued during 2008 totaled $198,035. During the year ended December 31, 2009, 23,607 shares vested and $202,000 was recorded as compensation expense. During the year ended December 31, 2008, 12,144 shares vested and $119,575 was recorded as compensation expense. The remaining 43,675 nonvested restricted shares will vest in equal installments over the next two to four years.
A table of non-vested restricted shares granted and vested since December 31, 2007 is as follows:

Balance, December 31, 2007	10,330
Granted	27,871
Vested	(12,144)
Cancelled	(126)

Balance, December 31, 2008	25,931
Granted	41,890
Vested	(23,607)
Cancelled	(539)

Balance, December 31, 2009	43,675

Stock Dividends. The Company’s Board of Directors declared stock dividends on common shares to all Shareholders of record and at rates shown in the table below:

		Stock	Common Stock
Date of Declaration	Record Date	Dividend Rate	Value	Shares	Amount
December 4, 2009	January 1, 2010	5%	$8.60	482,027	$4,145,432
The stock dividend was issued on January 2, 2010.
Cash Dividends. During 2009 and 2008, the Company paid cash dividends of $2,399,521 and $1,381,091, respectively. As the Company reported net losses in both 2009 and 2008, these cash dividends represent a return of capital to the stockholders rather than a distribution of earnings. Cash dividends paid per common share for the years ended December 31, 2009 and 2008 were $0.60 and $0.69, respectively. Dividends paid per share of Series AA Preferred Stock for both of the years ended December 31, 2009 and 2008 were $1.75 per share, or $87,850.

9. COMMITMENTS AND CONTINGENCIES
Operating Leases.
The Company has operating leases with tenants that expire at various dates through 2020 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases as of December 31, 2009 for five years and thereafter are summarized as follows:

Scheduled
Years Ending:	Payments
2010	$5,793,673
2011	4,271,472
2012	3,185,387
2013	1,980,095
2014	1,376,074
Thereafter	4,129,857

Total	$20,736,558

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
Scheduled payments on the lease obligation as of December 31, 2009 are as follows:

Scheduled
Years Ending:	Payments
2010	$20,040
2011	20,040
2012	21,154
2013	21,910
2014	21,910
Thereafter	1,115,294

Total	$1,220,348

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

10. CONCENTRATION OF CREDIT RISKS
Concentration of credit risk with respect to accounts receivable is limited due to the large number of tenants comprising the Company’s rental revenue. No single tenant accounted for 10% or more of total rental income for the year ended December 31, 2009. The County of San Bernardino accounted for approximately 10% of total rental income for the year ended December 31, 2008.
11. SEGMENTS
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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
Office Properties:
Rental income	$2,939,624	$2,680,847
Property and related expenses	1,650,855	1,426,849

Net operating income, as defined	1,288,769	1,253,998
Equity in (losses) from real estate ventures	(309,967)	(66,279)
Residential Properties:
Rental income	54,525	49,517
Property and related expenses	32,086	25,554

Net operating income, as defined	22,439	23,963
Equity in earnings from real estate ventures	119,409	21,883
Retail Properties:
Rental income	1,554,562	1,272,686
Property and related expenses	455,999	442,551

Net operating income, as defined	1,098,563	830,135
Equity in earnings from real estate ventures	30,424	15,839
Self Storage Properties:
Rental income	931,072	1,104,360
Property and related expenses	532,233	612,710

Net operating income, as defined	398,839	491,650
Equity in income (losses) from real estate ventures	47,176	(12,166)

Mortgage loan activity:
Interest income	59,114	270,088

Reconciliation to Net Income Available to Common Shareholders:
Total net operating income, as defined, for reportable segments	2,754,766	2,829,111
Unallocated other income:
Total other income	26,437	54,328
Gain (loss) on sale of real estate	219,449	(41,024)
Unallocated other expenses:
General and administrative expenses	2,325,846	1,678,576
Interest expense	998,351	1,186,481
Depreciation and amortization	2,186,303	2,087,877

Net loss	(2,509,848)	(2,110,519)
Noncontrolling interests	23,679

Net loss	(2,533,527)	(2,110,519)
Preferred dividends	(87,850)	(87,850)

Net loss available for common shareholders	$(2,621,377)	$(2,198,369)

	December 31,
	2009	2008

Assets:
Office Properties:
Land, buildings and improvements, net (1)	$31,554,488	$21,088,756
Total assets (2)	32,652,322	22,397,320
Investment in real estate ventures	12,665,799	13,232,571

Residential Property:
Land, buildings and improvements, net	1,571,935
Total assets	1,594,248
Investment in real estate ventures	1,526,830	147,530

Retail Properties:
Land, buildings and improvements, net (1)	17,574,262	16,692,805
Total assets (2)	17,746,702	17,104,905
Investments in real estate ventures		694,458

Self Storage Properties:
Land, buildings and improvements, net (1)	21,241,275	7,664,048
Total assets (2)	21,364,770	7,875,137
Investment in real estate ventures		2,380,484

Mortgage loan activity:
Mortgage receivable and accrued interest	920,216	3,052,845
Total assets	920,216	3,052,845

Reconciliation to Total Assets:
Total assets for reportable segments	88,470,887	66,885,250
Other unallocated assets:
Cash and cash equivalents	9,298,523	4,778,761
Prepaid expenses and other assets, net	2,222,427	766,869

Total Assets	$99,991,837	$72,430,880

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.

(2)	Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	Years ended December 31,
	2009	2008
Capital Expenditures:(1)
Office Properties:
Acquisition of operating properties	$11,149,618	$15,002,361
Capital expenditures and tenant improvements	678,932	650,466

Residential Property:
Capital expenditures and tenant improvements

Retail Properties:
Acquisition of operating properties		7,164,030
Capital expenditures and tenant improvements	4,290	158,377

Self Storage Properties:
Acquisition of operating properties	8,975,000
Capital expenditures and tenant improvements	35,759	22,020

Mortgage loan activity:
Loans originated		920,716

Total Reportable Segments:
Acquisition of operating properties	20,124,618	22,166,391
Capital expenditures and tenant improvements	718,981	830,863

Total real estate investments	$20,843,599	$22,997,254

Total loan originations	$—	$920,716

(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.
12. SUBSEQUENT EVENTS
On February 26, 2010, the Company acquired the rights to use of the name Dubose Model Homes USA (“DMHU”) and the former employees of DMHU. In addition, the Company entered into a management agreement to manage the existing partnerships of DMHU in return for the rights to receive management fees from these partnerships. DMHU has historically invested in model homes and leased them back to the developers for a period of three to five years at which time the model homes are sold. NetREIT intends to begin to invest in model homes and lease them back to the developers under similar terms.
Larry G. Dubose, a Director at NetREIT since June 2005, currently served as President of DMHU and will continue to manage the business as a Executive Vice President of NetREIT.
In March 2010, NetREIT and the other tenant in common of Garden Gateway Plaza contributed their respective ownership interests in these properties into NetREIT Garden Gateway LP. In exchange for the contribution of property, the other owner became a limited partner of Garden Gateway LP and NetREIT became the general partner. The limited partner has an option to exchange their equity interest in the partnership for up to 42,900 shares of Company common stock at a conversion price equal to $9.30 per share. The Company has a put option to convert the partner’s equity interests in these limited partnerships to shares of Company common stock at $9.30 per share for up to 42,900 shares.