Form 10-Q
period 2010-03-31
NETREIT
filed 2010-05-13
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 12, 2010, registrant had issued and outstanding 10,852,545 shares of its common stock, no par value.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
NetREIT
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Real estate assets, net	$90,514,834	$69,829,603
Lease intangibles, net	765,674	719,857
Land purchase option	1,370,000	1,370,000
Investment in real estate ventures	—	14,192,629
Mortgages receivable and interest	920,216	920,216
Cash and cash equivalents	11,664,937	9,298,523
Restricted cash	225,897	296,395
Tenant receivables, net	126,008	163,875
Due from related party	39,404	20,081
Other assets, net	3,631,286	3,180,658

TOTAL ASSETS	$109,258,256	$99,991,837

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$31,886,047	$26,995,502
Accounts payable and accrued liabilities	1,705,717	1,923,811
Dividends payable	705,644	649,008
Tenant security deposits	258,183	258,455

Total liabilities	34,555,591	29,826,776

Commitments and contingencies

Shareholders’ equity:
Undesignated preferred stock, no par value, shares authorized: 8,995,000, no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Series A preferred stock, no par value, shares authorized: 5,000, no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Convertible Series AA preferred stock, no par value, $25 liquidating preference, shares authorized: 1,000,000; 50,200 shares issued and outstanding, liquidating value of $1,255,000 at March 31, 2010 and December 31, 2009	1,028,916	1,028,916
Common stock Series A, no par value, shares authorized: 100,000,000; 10,808,326 and 10,224,262 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	90,461,266	85,445,674
Common stock Series B, no par value, shares authorized: 1,000, no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Additional paid-in capital	433,204	433,204
Dividends paid in excess of accumulated losses	(23,934,005)	(21,104,741)

Total NetREIT shareholders’ equity	67,989,381	65,803,053
Noncontrolling interests	6,713,284	4,362,008

Total Shareholders’ equity	74,702,665	70,165,061

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$109,258,256	$99,991,837

See notes to condensed consolidated financial statements.

NetREIT
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009

Rental income	$2,013,676	$1,240,287

Costs and expenses:
Interest	377,155	226,556
Rental operating costs	934,462	583,350
General and administrative	762,469	550,672
Depreciation and amortization	777,482	500,240

Total costs and expenses	2,851,568	1,860,818

Other income (expense):
Interest income	26,915	15,967
Equity in earnings (losses) of real estate ventures	1,769	(56,698)

Total other income (expense)	28,684	(40,731)

Net loss before noncontrolling interests	(809,208)	(661,262)

Income attributable to noncontrolling interests	36,776	—

Net loss	(845,984)	(661,262)

Preferred stock dividends	(21,963)	(21,963)

Net loss attributable to common shareholders	$(867,947)	$(683,225)

Loss per common share — basic and diluted	$(0.08)	$(0.09)

Weighted average number of common shares outstanding — basic and diluted	10,393,028	7,322,351

See notes to condensed consolidated financial statements.

NetREIT
Condensed Consolidated Statements of Shareholders’ Equity
Three Months Ended March 31, 2010
(Unaudited)

						Dividends
	Convertible					Paid	Total
	Series AA				Additional	in Excess of	NetREIT
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders’	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Total

Balance December 31, 2009	50,200	$1,028,916	10,224,262	$85,445,674	$433,204	$(21,104,741)	$65,803,053	$4,362,008	$70,165,061
Sale of common stock and warrants at $10 per share			442,008	4,420,082			4,420,082		4,420,082
Stock issuance costs				(692,841)			(692,841)		(692,841)
Exercise of stock options			1,452	2,000			2,000		2,000
Shares issuable upon expiration of warrants			52,778	453,889		(453,889)
Vesting of restricted stock previously issued			1,050	8,715			8,715		8,715
Contributed capital of noncontrolling interests								2,314,500	2,314,500
Net loss						(845,984)	(845,984)	36,776	(809,208)
Dividends (declared)/ reinvested			86,776	823,747		(1,529,391)	(705,644)		(705,644)

Balance, March 31, 2010	50,200	$1,028,916	10,808,326	$90,461,266	$433,204	$(23,934,005)	$67,989,381	$6,713,284	$74,702,665

See notes to condensed consolidated financial statements.

NetREIT
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(845,984)	$(661,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	777,482	500,240
Stock compensation	8,715	—
Bad debt expense	65,461	21,461
Distributions to real estate ventures in excess of earnings	(58,935)	141,751
Equity in (earnings) losses of real estate ventures	(1,769)	56,698
Income attributable to noncontrolling interests	36,776	—
Changes in operating assets and liabilities:
Deferred rent receivable	(21,453)	(29,524)
Tenant receivables	(27,594)	(59,612)
Due from related parties	(19,323)	15,003
Other assets	(284,479)	(43,897)
Accounts payable and accrued liabilities	(218,096)	(156,848)
Tenant security deposits	(272)	59,895

Net cash used in operating activities	(589,471)	(156,095)

Cash flows from investing activities:
Real estate investments	(140,858)	(12,309,254)
Deposits on potential acquisitions	—	360,618
Restricted cash	70,498	48,288

Net cash used in investing activities	(70,360)	(11,900,348)

Cash flows from financing activities:
Proceeds from mortgage notes payable	—	7,811,750
Repayment of mortgage notes payable	(161,467)	(3,034,490)
Net proceeds from issuance of common stock	3,727,241	4,224,590
Repurchase of common stock	—	(20,000)
Exercise of stock options	2,000	9,437
Deferred stock issuance costs	(161,672)	(185,988)
Dividends paid	(649,008)	(754,139)

Net cash provided by financing activities	2,757,094	8,051,160

Net increase (decrease) in cash and cash equivalents	2,097,263	(4,005,283)

Cash and cash equivalents:
Beginning of year	9,298,523	4,778,761

Addition to cash from consolidation of joint venture	269,151	—

End of year	$11,664,937	$773,478

Supplemental disclosure of cash flow information:
Interest paid	$298,142	$206,562

Non-cash investing activities:
Reclassification of real estate to investment in real estate ventures	$—	$15,910,644

Reclassification of investments in real estate ventures to real estate assets	$21,188,400	$—

Non-cash financing activities:
Reinvestment of cash dividend	$823,747	$591,768

Accrual of dividends payable	$705,644	$495,797

See notes to condensed consolidated financial statements.

NetREIT
Notes to Condensed Consolidated Financial Statements
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization. NettREIT (the “Company”) was incorporated in the State of California on January 28, 1999 for the purpose of investing in real estate properties. The Company qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, (the “Code”) and commenced operations with capital provided by its private placement offering of its equity securities in 1999.
The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, retail, self-storage properties and residential properties located in the western United States.
As of March 31, 2010, the Company owned or had an equity interest in seven office buildings (“Office Properties”) which total approximately 354,000 rentable square feet, three retail shopping centers and a 7-Eleven property (“Retail Properties”) which total approximately 85,000 rentable square feet, four self-storage facilities (“Self-Storage Properties”) which total approximately 386,000 rentable square feet, investments in two limited partnerships with 19 model homes and one 39 unit apartment building (“Residential Properties”).
The Company is a General Partner in four limited partnerships (NetREIT 01 LP, NetREIT Palm Self-Storage LP, NetREIT Casa Grande LP and NetREIT Garden Gateway LP) and a Managing Member in one limited liability company (Fontana Medical Plaza, LLC) with ownership in real estate income producing properties. In addition, the Company is a limited partner in two partnerships that purchase and leaseback model homes from developers. We refer to these entities collectively, as the “Partnerships”.
In March 2010, the Company acquired the name, employee’s and rights to the use of the name and to do business as Dubose Model Homes USA (“DMHU”). The Company paid $300,000 cash for and agreed to issue up to 120,000 shares of Company common stock if certain production levels of new business are achieved over the next three years. The transaction has been accounted for as an asset acquisition. DMHU purchased and leased back model homes from and to developers. That business will continue doing business as NetREIT Dubose Model Homes. As a result of the Company’s management contract to manage the role of the former general partner, the two limited partnerships that NetREIT had an investment in at DMHU are consolidated into the financial statements of NetREIT effective March 1, 2010.
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the three months ended March 31, 2010 and 2009. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The condensed balance sheet at December 31, 2009 has been derived from the audited financial statements included in the Form 10-K.
2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of NetREIT and its subsidiaries, the Partnerships. As used herein, the “Company” refers to NetREIT and the Partnerships, collectively. All significant intercompany balances and transactions have been eliminated in consolidation.
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

The Company classifies the noncontrolling interests in the Partnerships as part of consolidated net loss in the three months ended March 31, 2010 and includes the accumulated amount of noncontrolling interests as part of Shareholders’ equity from their inception in 2009. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interest will be remeasured with the gain or loss reported in the statement of operations. Management has evaluated the noncontrolling interests and determined that they do not contain any redemption features.
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
The Company believes that it has met all of the REIT distribution and technical requirements for the three months ended March 31, 2010 and for the year ended December 31, 2009.
Stock Dividend. In December 2009, the Company declared a 5% stock dividend which was paid in Company common stock on January 2, 2010 to shareholders of record on January 1, 2010. All loss per share calculations are based on adjusted shares for the stock dividend as if the shares were issued at the beginning of the first period presented.
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
The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to recruit a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $133,455 and $86,861 for the three months ended March 31, 2010 and 2009, respectively.
Sales of Undivided Interests in Properties. Gains from the sale of undivided interests in properties are recognized under the full accrual method by the Company when certain criteria are met. Gain or loss (the difference between the sales value and the proportionate cost of the partial interest sold) shall be recognized at the date of sale if a sale has been consummated and the following criteria are met:
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
As of March 31, 2010 and December 31, 2009, the Company did not classify any properties as held for sale.
Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the three months ended March 31, 2010 and 2009, was $644,027 and $403,531, respectively.
Impairment. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at December 31, 2009 and, as of March 31, 2010, management does not believe that any indicators of impairment were evident.

Intangible Assets. Lease intangibles represents the allocation of a portion of the purchase price of a property acquisition representing the estimated value of in-place leases, unamortized lease origination costs, tenant relationships and a land purchase option. Intangible assets are comprised of finite-lived and indefinite-lived assets. Indefinite-lived assets are not amortized. Finite-lived intangibles are amortized over their expected useful lives.
The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Based on the review, no impairment was deemed necessary at December 31, 2009 and, as of March 31, 2010, management does not believe that any indicators of impairment were evident.
Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2009 and, as of March 31, 2010, management does not believe that any indicators of impairment were evident.
Investments in Real Estate Ventures. The Company analyzes its investments in joint ventures to determine whether the joint venture should be accounted for under the equity method of accounting or consolidated into the financial statements. The Company has determined that the tenant in common investors in its real estate ventures have certain protective and substantive participation rights that limit the Company’s control of the investment. Therefore, the Company’s share of its investment in real estate ventures were accounted for under the equity method of accounting in the accompanying financial statements while properties were held as tenants in common.
Under the equity method, the Company’s investment in real estate ventures is stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the Company’s ownership interest in the earnings of each of the unconsolidated real estate ventures. For the purposes of presentation in the statement of cash flows, the Company follows the “look through” approach for classification of distributions from joint ventures. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture’s sale of assets) in which case it is reported as an investing activity. Management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. No impairment charges were recognized for the years ended December 31, 2009 and, as of March 31, 2010, management does not believe that any indicators of impairment were evident.
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
Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and includes in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of March 31, 2010 or December 31, 2009.
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
The following is a reconciliation of the denominator of the basic loss per common share computation to the denominator of the diluted loss per common share computations, for the three months ended March 31:

	2010	2009
Weighted average shares used for Basic EPS	10,393,028	6,973,668

Stock dividend declared in December 2009 (retroactive adjustment)	—	348,683

Effect of dilutive securities:

Incremental shares from share-based compensation	—	—
Incremental shares from conversion of NetREIT 01 LP Partnership	—	—
Incremental shares from conversion of NetREIT Casa Grande LP Partnership	—	—
Incremental shares from conversion of NetREIT Palm LP Partnership	—	—
Incremental shares from conversion of NetREIT Garden Gateway Partnership	—	—
Incremental shares from convertible preferred stock and warrants	—	—

Adjusted weighted average shares used for diluted EPS	10,393,028	7,322,351

Weighted average shares from share based compensation, shares from conversion of NetREIT 01 LP Partnership, Casa Grande LP Partnership, NetREIT Palm Self-Storage LP Partnership, NetREIT Garden Gateway LP Partnership and shares from convertible preferred stock and warrants with respect to a total of 1,073,027 and 952,056 shares of common stock for the three months ended March 31, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

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
The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, as of March 31, 2010, does not have any assets or liabilities that were measured at fair value on a nonrecurring basis.
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
Segments. The Company acquires and operates income producing properties including office properties, residential properties, retail properties and self-storage properties and invests in real estate assets, including real estate loans and, as a result, the Company operates in five business segments. See Note 8 “Segments”.
3. REAL ESTATE ASSETS AND LEASE INTANGIBLES
A summary of the sixteen properties and investments in nineteen model homes owned by the Company as of March 31, 2010 is as follows:

					Real estate
			Square	Property	assets, net
Property Name	Date Acquired	Location	Footage	Description	(in thousands)
Casa Grande Apartments	April 1999	Cheyenne, Wyoming	29,250	Residential	$1,553.9
Havana/Parker Complex	September 2006	Aurora, Colorado	114,000	Office	6,556.7
7-Eleven	September 2006	Escondido, California	3,000	Retail	1,320.2
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	115,052	Office	13,349.3
World Plaza	September 2007	San Bernardino, California	55,098	Retail	5,825.7
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	2,019.2
Sparky’s Palm Self-Storage	November 2007	Highland, California	50,250	Self Storage	4,792.7
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self Storage	7,449.4
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	9,069.7
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,672.5
Pacific Oaks Plaza	September 2008	Escondido, California	16,037	Office	4,698.2
Morena Office Center	January 2009	San Diego, California	26,784	Office	6,211.4
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	1,919.2
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,493.7
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self Storage	6,078.7
19 Model Home Properties	Various in 2009	California and Nevada	46,637	Residential	7,725.6
Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self Storage	2,778.7

		Total real estate assets, net			$90,514.8

A summary of the fifteen properties owned by the Company as of December 31, 2009 is as follows:

					Real estate
			Square	Property	assets, net
Property Name	Date Acquired	Location	Footage	Description	(in thousands)
Casa Grande Apartments	April 1999	Cheyenne, Wyoming	29,250	Residential	$1,571.9
Havana/Parker Complex	September 2006	Aurora, Colorado	114,000	Office	6,587.6
7-Eleven	September 2006	Escondido, California	3,000	Retail	1,325.6
World Plaza	September 2007	San Bernardino, California	55,098	Retail	5,810.5
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	2,030.2
Sparky’s Palm Self-Storage	November 2007	Highland, California	50,250	Self Storage	4,819.4
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self Storage	7,491.5
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	9,180.5
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,699.2
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,725.3
Morena Office Center	January 2009	San Diego, California	26,784	Office	6,247.7
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	1,929.2
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,513.8
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self Storage	6,112.9
Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self Storage	2,784.3

		Total real estate assets, net			$69,829.6

The following table sets forth the components of the Company’s in real estate assets:

	March 31,	December 31,
	2010	2009
Land	$17,856,540	$13,820,313
Buildings and other	74,921,387	57,269,228
Tenant improvements	3,445,414	2,061,107

	96,223,341	73,150,648
Less accumulated depreciation and amortization	(5,708,507)	(3,321,045)

Real estate assets, net	$90,514,834	$69,829,603

Operations from each property are included in the Company’s financial statements from the date of acquisition.
The Company acquired the following properties in 2009:
In January 2009, the Company acquired the Morena Office Center, an office building located in San Diego, California. The purchase price for the property was $6.6 million, including transaction costs. The Company purchased the property with $3.4 million cash and a $3.2 million draw on its former line of credit facility. This property consists of a building of approximately 26,784 rentable square feet.
In February 2009, the Company and Fontana Dialysis Building, LLC formed Fontana Medical Plaza, LLC (“FMP”) for which the Company is Managing Member and 51% owner. FMP assumed an agreement to purchase the Fontana Medical Plaza located in Fontana, California. The purchase price for the property was $1.9 million. The Company purchased the property with $800,000 cash and a $1,100,000 draw on its former line of credit facility. The property consists of approximately 10,500 rentable square feet.
In March 2009, the Company acquired The Rangewood Medical Office Building (“Rangewood”) located in Colorado Springs, Colorado. The purchase price for the property was $2.6 million, including transaction costs. The Company purchased the property with $200,000 cash and a $2,430,000 draw on its former line of credit facility. Rangewood is a 3-story, Class A medical office building of approximately 18,222 rentable square feet.

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
The Company allocated the purchase price of the properties acquired during 2009 as follows:

		Buildings	Tenant	In-place	Leasing	Tenant	Total Purchase
	Land	and other	Improvements	Leases	Costs	Relationships	Price
Morena Office Center	1,333,000	4,833,141	242,324	80,861	85,674		6,575,000
Fontana Medical Plaza	556,858	1,362,942					1,919,800
Rangewood Medical Office Building	572,000	1,750,732	152,683	41,043	113,542		2,630,000
Sparky’s Thousand Palms Self-Storage	620,000	5,530,000				50,000	6,200,000
Sparky’s Joshua Self-Storage East	1,470,000	1,305,000					2,775,000
The Company did not acquire any properties during the three months ended March 31, 2010.
Lease Intangibles
The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	March 31, 2010			December 31, 2009
			Lease			Lease
	Lease	Accumulated	intangibles,	Lease	Accumulated	intangibles,
	intangibles	Amortization	net	intangibles	Amortization	net
In-place leases	$831,181	$(426,187)	$404,994	$643,630	$(255,127)	$388,503
Leasing costs	658,003	(318,157)	339,846	508,621	(188,100)	320,521
Tenant relationships	332,721	(311,887)	20,834	332,721	(299,388)	33,333
Below-market leases	—	—	—	(40,160)	17,660	(22,500)

	$1,821,905	$(1,056,231)	$765,674	$1,444,812	$(724,955)	$719,857

As of March 31, 2010, the estimated aggregate amortization expense for the nine month period ending December 31, 2010, each of the four succeeding fiscal years and thereafter is as follows:

Estimated
Aggregate
Amortization
Expense
Nine month period ending December 31, 2010	$227,624
2011	189,403
2012	138,713
2013	72,131
2014	36,683
Thereafter	101,120

$765,674

The weighted average amortization period for the lease intangibles, consisting of in-place leases, leasing costs, tenant relationships and below-market leases acquired as of March 31, 2010 was 5.6 years.
4. INVESTMENT IN REAL ESTATE VENTURES
The following table sets forth the components of the Company’s investment in real estate ventures:

	Equity
	Percentage	December 31, 2009
Garden Gateway Plaza	94.0%	$12,665,799
Dubose Acquisition Partners II, LTD & III, LTD	51.0	1,526,830

		$14,192,629

The Garden Gateway Plaza property was held as tenants in common with the other investors at December 31, 2009. Effective February 1, 2010, the tenants in common exchanged their interests in the property into a partnership. As a result, the Company has consolidated this partnership as its activity as the general partner.
The Company is a limited partner in the Dubose Acquisition Partners II, LTD and III, LTD (“DAP II & III”). These are investments in limited partnerships that acquired model homes from homebuilders and leased them back to the seller. Effective March 1, 2010 the Company obtained the rights to manage the role of the general partner for these two partnerships and, as a result, has consolidated this partnership as its activity as managing the role of the general partner.
Condensed balance sheets of all investments included in investment in real estate ventures as of December 31, 2009 is as follows:

December 31,
2009

Real estate assets and lease intangibles	$20,791,102

Total assets	$20,791,102

Mortgage notes payable	$5,131,516
Owner’s equity	15,659,586

Total liabilities and owners’ equity	$20,791,102

Condensed statements of operations of all investments included in investment in real estate ventures for the three months ended March 31, 2010 and 2009 are as follows:

	March 31, 2010	March 31, 2009

Rental income	$297,762	$644,476

Costs and expenses:
Rental operating costs	62,055	266,666
Interest expense	106,030	163,441
Depreciation and amortization	99,908	193,567
Partner’s share of net operating income	28,000	77,500

Equity in earnings (losses) of real estate ventures	$1,769	$(56,698)

Garden Gateway Plaza is included in rental income and rental operating costs for one month in the three month period ended March 31, 2010 and for three months for the period ended March 31, 2009. DAP II and III are included in the above table for two months of the three months ended March 31, 2010. DAP II and III are not included in the three months ended March 31, 2009.
5. MORTGAGE NOTES PAYABLE
Mortgage notes payable as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2008

Mortgage note payable in monthly installments of $24,330 through July 1, 2016, including interest at a fixed rate of 6.51%, collateralized by the Havana/Parker Complex property	$3,375,936	$3,393,776

Mortgage note payable in monthly installments of $71,412 through April 5, 2014, including interest at a fixed rate of 6.08%; collateralized by the leases and office buildings of the Garden Gateway Plaza property. Certain obligations under the note are guaranteed by the executive officers	10,013,751	10,075,155

Mortgage note payable in monthly installments of $27,088 through February 1, 2012, including interest at a fixed rate of 5.31%; collateralized by the World Plaza property	3,344,246	3,380,792

Mortgage note payable in monthly installments of $25,995 through September 1, 2015, including interest at a fixed rate of 6.5%; collateralized by the Waterman Plaza property	3,753,009	3,769,886

Mortgage note payable in monthly installments of $28,842 through March 1, 2034, including interest at a variable rate ranging from 5.5% to 10.5%; with a current rate of 5.5% collateralized by the Thousand Palms property	4,610,389	4,633,393

Mortgage note payable in monthly installments of $9,432 through December 18, 2016, including interest at a fixed rate of 5.00% through December 2011, 6.25% to maturity, collateralized by the Sparky’s Joshua Self-Storage East property	1,736,704	1,742,500

Mortgage notes payable in monthly installments of $31,443 through February 10, 2012, including interest at a fixed rate of 5.50%, collateralized by the model home properties	3,093,534	—

Mortgage notes payable in monthly installments of $20,153 through September 18, 2012, including interest at a fixed rate of 6.50%, collateralized by the model home properties	1,958,478	—

	$31,886,047	$26,995,502

The Company is in compliance with all conditions and covenants of its mortgage notes payable.
Scheduled principal payments of mortgage notes payable as of March 31, 2010 are as follows:

Scheduled
Principal
Years Ending:	Payments
Nine month period ending December 31, 2010	$729,427
2011	974,699
2012	8,186,641
2013	605,292
2014	9,294,691
Thereafter	12,095,297

Total	$31,886,047

6. RELATED PARTY TRANSACTIONS
The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to C.I. Holding Group, Inc. and Subsidiaries (“CI”), a small shareholder in the Company that is approximately 35% owned by the Company’s executive management and to other affiliates. Total rents charged and paid by these affiliates was $12,487 for the three months ended March 31, 2010 and 2009.
The Company has entered into a property management agreement with CHG Properties, Inc. (“CHG”), a wholly-owned subsidiary of CI, to manage all of its properties at rates up to 5% of gross income. During the three months ended March 31, 2010 and 2009, the Company paid CHG total management fees of $91,481 and $66,686, respectively.
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
In February 2010, the Company acquired the rights to use of the name Dubose Model Homes USA (“DMHU”) and the former employees of DMHU. Larry Dubose, a director of the Company since 2005, served as President of DMHU. In addition, the Company entered into a management agreement to manage the existing partnerships of DMHU in return for the rights to receive management fees from these partnerships. DMHU has historically invested in model homes and leased them back to the developers for a period of three to five years at which time the model homes are sold. NetREIT intends to begin to invest in model homes and lease them back to the developers under similar terms. Mr. Dubose will continue to manage the business as a director, officer and employee of NetREIT.

7. SHAREHOLDERS’ EQUITY
Employee Retirement and Share-Based Incentive Plans
Stock Options. The following table summarizes the stock option activity.

		Weighted
		Average
		Exercise
	Shares	Price
Balance, December 31, 2007	21,266	$6.93
Options exercised	(14,204)	$7.76

Options outstanding and exercisable, December 31, 2008	7,062	$8.23
Options exercised	(7,062)	$8.23

Options outstanding and exercisable, December 31, 2009	—	$—

Share-Based Incentive Plan. An incentive award plan has been established for the purpose of attracting and retaining officers, key employees and non-employee board members. The Compensation Committee of the Board of Directors adopted a Restricted Stock plan (“Restricted Stock”) in December 2006 and granted nonvested shares of restricted common stock annually beginning on January 1, 2007. The nonvested shares have voting rights and are eligible for any dividends paid to common shares. The share awards vest in equal annual installments over a three or five year period from date of issuance. The Company recognized compensation cost for these fixed awards over the service vesting period, which represents the requisite service period, using the straight-line attribution expense method.
The value of the nonvested shares was calculated based on the offering price of the shares in the most recent private placement offering, net of issuance costs or $8.60 per share adjusted for stock dividends since granted and assumed selling costs. The value of granted nonvested restricted stock granted during the three months ended March 31, 2010 and 2009 was $461,100 and $418,900, respectively. Compensation expense recorded during the three months ended March 31, 2010 and 2009 was $71,100 and $39,000, respectively. The remaining 99,476 nonvested restricted shares will vest in equal installments over the next one to four years.
A table of non-vested restricted shares granted and vested since December 31, 2008 is as follows:

Balance, December 31, 2008	27,228
Granted	43,985
Vested	(24,787)
Cancelled	(566)

Balance, December 31, 2009	45,860
Granted	53,616
Vested	—
Cancelled	—

Balance, March 31, 2010	99,476

Stock Dividend. The Company’s Board of Directors declared stock dividends on common shares to all Shareholders of record and at rates shown in the table below:

		Stock	Common Stock
Date of Declaration	Record Date	Dividend Rate	Value	Shares	Amount
December 4, 2009	January 1, 2010	5%	$8.60	482,027	$4,145,432
The stock dividend was issued on January 2, 2010.
Cash Dividends. Cash dividends declared per common share for the three months ended March 31, 2010 and 2009 were $0.143 and $0.15, respectively. The dividend paid to stockholders of the Series AA Preferred for the three months ended March 31, 2010 and 2009 was $21,963, or an annualized portion of the 7% of the liquidation preference of $25 per share.

Sale of Common Stock. During the three months ended March 31, 2010, the net proceeds from the sale of 442,008 shares of common stock was $3,727,241. During the three months ended March 31, 2009, the net proceeds from the sale of 498,691 shares of common stock was $4,224,590.
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
The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Office Properties:
Rental income	$1,042,318	$691,928
Property and related expenses	497,377	362,286

Net operating income, as defined	544,941	329,642
Equity in (losses) from real estate ventures	(22,378)	(82,002)
Residential Properties:
Rental income	152,879	—
Property and related expenses	37,364	—

Net operating income, as defined	115,515	—
Equity in earnings from real estate ventures	24,147	2,277
Retail Properties:
Rental income	409,356	385,775
Property and related expenses	130,121	127,083

Net operating income, as defined	279,235	258,692
Equity in earnings from real estate ventures	—	7,372
Self Storage Properties:
Rental income	409,123	162,584
Property and related expenses	269,600	93,981

Net operating income, as defined	139,523	68,603
Equity in earnings from real estate ventures	—	15,655

Mortgage loan activity:	`
Interest income	14,576	14,576

Reconciliation to Net Income Available to Common Shareholders:
Total net operating income, as defined, for reportable segments	1,095,559	614,815
Unallocated other income:
Total other income	12,339	1,391
Unallocated other expenses:
General and administrative expenses	762,469	550,672
Interest expense	377,155	226,556
Depreciation and amortization	777,482	500,240

Net loss	(809,208)	(661,262)
Noncontrolling interests	36,776	—

Net loss	(845,984)	(661,262)
Preferred dividends	(21,963)	(21,963)

Net loss available for common shareholders	$(867,947)	$(683,225)

	March 31,	December 31,
	2010	2009

Assets:
Office Properties:
Land, buildings and improvements, net (1)	$44,725,737	$31,554,488
Total assets (2)	45,637,691	32,652,322
Investment in real estate ventures	—	12,665,799

Residential Property:
Land, buildings and improvements, net	9,279,542	1,571,935
Total assets	9,315,557	1,594,248
Investment in real estate ventures	—	1,526,830

Retail Properties:
Land, buildings and improvements, net (1)	17,524,824	17,574,262
Total assets (2)	17,643,864	17,746,702

Self Storage Properties:
Land, buildings and improvements, net (1)	21,120,405	21,241,275
Total assets (2)	21,219,737	21,364,770

Mortgage loan activity:
Mortgage receivable and accrued interest	920,216	920,216
Total assets	920,216	920,216

Reconciliation to Total Assets:
Total assets for reportable segments	94,737,065	88,470,887
Other unallocated assets:
Cash and cash equivalents	11,664,937	9,298,523
Prepaid expenses and other assets, net	2,856,253	2,222,427

Total Assets	$109,258,255	$99,991,837

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.

(2)	Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	Three Months ended March 31,
	2010	2009
Capital Expenditures:(1)
Office Properties:
Acquisition of operating properties	$—	$11,124,800
Capital expenditures and tenant improvements	67,864	202,705

Residential Property:
Acquisition of operating properties (2)	—	981,749

Retail Properties:
Capital expenditures and tenant improvements	64,966

Self Storage Properties:
Capital expenditures and tenant improvements	8,028	—

Total Reportable Segments:
Acquisition of operating properties		12,106,549
Capital expenditures and tenant improvements	140,858	202,705

Total real estate investments	$140,858	$12,309,254

(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

(2)	Included in investments in real estate ventures.
9. SUBSEQUENT EVENTS
In April 2010, the Company notified the preferred shareholders that it exercised its right to redeem the 50,200 shares outstanding of the Series AA preferred stock outstanding at the original liquidation value, or $25 per share. The Company has granted the Series AA preferred shareholders an option to redeem for cash or convert their Series AA preferred shares into NetREIT common shares at a conversion rate of 2.4310125 common shares for each share of Series AA preferred. The redemption is expected to be completed by May 14, 2010.
In April 2010, the Company submitted to shareholders a proposal to change the Company’s state of incorporation from California to Maryland. The Company has currently scheduled May 21, 2010 as its annual meeting date at which date the results of the voting on the proposal will become known. If a quorum is not present on May 21, 2010, the annual meeting date will be postponed.
In May 2010, the Company completed the acquisition of Sparky’s Rialto Self Storage (Formerly known as Las Colinas Self Storage) located in Rialto, California. The purchase price was $4.9 million. The Company paid the purchase price through a cash payment of approximately $2.0 million and a promissory note in the amount of approximately $2.9 million. The property consists of approximately 7.5 acres of land, 101,343 rentable square feet and approximately 771 self storage units.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
FACTORS THAT MAY INFLUENCE FUTURE RESULTS OF OPERATIONS
Growth and Expansion. During the last three years, we have completed the acquisition of fourteen income producing properties and we built our operational and administrative infrastructure, including hiring a staff of quality employees, to give us the capability to become a large real estate investing company as well as having the resources to deal with the additional burden of compliance with the U.S. Securities and Exchange Commission (“SEC”) rules and regulations. In the process, our general and administrative expenses have increased at a greater rate than our operating income, resulting in net losses of $845,984 and $661,262 for the three months ended March 31, 2010 and 2009, respectively. We continue to make additional property acquisitions and we expect revenues less rental operating costs to increase at a greater rate than our general and administrative costs. Therefore, we anticipate that our net loss will decline in the future.
During the last year we also experienced rapid growth, having increased capital by approximately 46% to $74.7 million at March 31, 2010 from $51.3 million at March 31, 2009. Our investment portfolio, consisting of real estate assets, lease intangibles, investment in real estate ventures, land purchase option and mortgages receivable, have increased by approximately 14.1% to $87.4 at March 31, 2010 compared to $76.6 million at March 31, 2009. The primary source of the growth in the portfolio over this period was attributable to increase in capital from the net proceeds of approximately $30.9 million from the sale of additional equity securities.
Acquisitions. As part of our growth strategy, we continually evaluate selected property acquisition opportunities. We are presented and continually evaluate potential acquisitions and at any point, may have multiple acquisitions under consideration at various stages from initial review, negotiation and due diligence stages of completing a transaction while pending the clearance of certain contingencies as well. During the first quarter of 2010, we did not complete any acquisitions. In May 2010, we completed the acquisition of the following subject property:
•
Sparky’s Rialto Self Storage (Formerly know as Las Colinas Self Storage) located in Rialto, California. The purchase price was $4.9 million. The property consists of approximately 7.5 acres of land, 101,343 rentable square feet and approximately 771 self storage units.

We are currently engaged to acquire the following property:
•
A single tenant office building in San Diego, California consisting of 39,800 square feet. We expect to purchase the property with cash on hand and to assume an existing mortgage loan of approximately 60% of the purchase price with interest at 6.1% through the maturity date of 2016. We also expect this purchase to close in the second quarter of 2010.

We cannot provide assurances that the pending acquisition described above will be consummated.
Economic Outlook. Since 2007, the United States and global economy have been in a serious recession although during 2009, and into 2010, there were indications of improvement and stabilization. The current economic environment is characterized by a residential housing slump, depressed commercial real estate valuations, weak consumer confidence, high unemployment and concerns of inflation. Numerous financial systems around the world have become illiquid and more are expected in 2010. Banks have become less willing to lend to other banks and borrowers, including us. Uncertainty remains in terms of the depth and duration of the recession.
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
Economic growth rates have shown trends of stabilizing in recent periods and inflation rates in the United States has remained low although it is expected that inflation rates are going to increase in the future. Changes in inflation/deflation are sometimes associated with changes in long-term interest rates, which may have a negative impact on the value of the portfolio we own. To mitigate this risk, we will continue to lease our properties with fixed rent increases and/or with scheduled rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or other indices for the jurisdiction in which the property is located. To the extent that the CPI increases, additional rental income streams may be generated from these leases and thereby mitigate the impact of inflation.
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
Management’s evaluation of operating results includes an assessment of our ability to generate cash flow necessary to fund distributions to our shareholders. As a result, management’s assessment of operating results gives less emphasis to the effects of unrealized gains and losses and other non-cash charges such as depreciation and amortization and impairment charges, which may cause fluctuations in net income for comparable periods but have no impact on cash flows. Management’s evaluation of our potential for generating cash flow includes assessments of our recently acquired properties, our unstabilized properties, the long-term sustainability of our real estate portfolio, our future operating cash flow from anticipated acquisitions, and the proceeds from sales of our real estate.

During the two-year period ended December 31, 2009, our cash flow from operations and our net proceeds from sales of real estate exceeded the aggregate dividends we paid out to our shareholders. Our cash flow from operations and our net proceeds from sales of real estate during the year ended 2008 of $2,872,411 ($683,526 from operating activities and $2,188,885 from sales of real estate) exceeded our aggregate dividends paid to our shareholders of $1,381,090, while our cash flow from operating activities and net proceeds from sales of real estate during the year ended 2009 of $950,263 ($210,814 from operating activities and $739,449 from sales of real estate) was significantly less than the aggregate dividends we paid out to our shareholders of $2,399,523. During 2009, the excess dividends not paid from our operating cash flow were paid from the proceeds from our ongoing common stock offering. As we cannot predict when our sales of real estate will occur, and as such sales are subject to various factors, many of which are not in our control, our cash flow from such sales will likely fluctuate significantly. In light of the highly distressed nature of the commercial real estate economy in 2009 and into 2010, we exercised extreme caution with respect to potential property acquisitions, and consequently we consummated fewer property acquisitions which resulted in the accumulation of significant cash balances that provided a very low yield. In addition, our current cash flow from operating activities has been significantly impacted by the increase in general and administrative expenses required to facilitate our growth. We anticipate that as our existing properties are stabilized and fully reflected in the annual cash flow and as we acquire additional properties our revenues will increase at a faster rate than our general and administrative expenses due to efficiencies of scale. We therefore believe that when all properties are operating at stabilized rates and when excess available cash on hand is fully invested with future cash from continuing capital raising activities, we will be able to fund our future distributions to our shareholders from cash flow from operations.
Management focuses on measures of cash flows from investing activities and cash flows from financing activities in its evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Financing activities primarily consist of raising proceeds from sale of common stock, borrowings and repayments of mortgage debt and the payment of distributions to our shareholders.
As of March 31, 2010, we owned or had an equity interest in seven office buildings (“Office Properties”) which total approximately 354,000 rentable square feet, three retail shopping centers and a 7-Eleven convenience store property (“Retail Properties”) which total approximately 85,000 rentable square feet, four self-storage facilities (“Self Storage Properties”) which total approximately 386,000 rentable square feet and one 39 unit apartment building (“Residential Properties”). In 2009, we acquired ownership interests in two limited partnerships that own an aggregate of 19 model homes. Effective March 1, 2010 the Company obtained the rights to manage the role of the general partner for these two partnerships and, as a result, has consolidated this partnership as its activity as managing the role of the general partner.
Our properties are located primarily in Southern California and Colorado with a single property in Wyoming. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year, or has been operating for three years. Our geographical clustering of assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas. We actively seek potential acquisitions through regular communications with real estate brokers and other third parties. Most of our office and retail properties are leased to a variety of tenants ranging from small businesses to large public companies, many of which do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having net leases that require the tenant to pay all of the operating expense (Net, Net, Net Leases) or pay increases in operating expenses over specific base years.
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
We believe that we have met all of the REIT distribution and technical requirements for the quarter ended March 31, 2010 and for the year ended December 31, 2009.
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
The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to recruit a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $133,455 and $86,861 for the three months ended March 31, 2010 and 2009, respectively.
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
As of March 31, 2010 and December 31, 2009, we did not classify any properties as held for sale.

Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the three months ended March 31, 2010 and 2009, was $644,027 and $403,531, respectively.
Impairment. We review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the our best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at December 31, 2009 and 2008 and, as of March 31, 2010, management does not believe that any indicators of impairment were evident.
Intangible Assets. Lease intangibles represents the allocation of a portion of the purchase price of a property acquisition representing the estimated value of in-place leases, unamortized lease origination costs, tenant relationships and a land purchase option. Intangible assets are comprised of finite-lived and indefinite-lived assets. Indefinite-lived assets are not amortized. Finite-lived intangibles are amortized over their expected useful lives. We assess our intangible assets for impairment at least annually.
We are required to perform a test for impairment of other definite and indefinite lived intangible assets at least annually, and more frequently as circumstances warrant. Our testing date is the end of our calendar year. Based on our current reviews, no impairment was deemed necessary at December 31, 2009 or 2008 and, as of March 31, 2010, management does not believe that any indicators of impairment were evident.
Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2009 or 2008 and, as of March 31, 2010, management does not believe that any indicators of impairment were evident.
Investments in Real Estate Ventures. We analyze our investments in joint ventures to determine whether the joint venture should be accounted for under the equity method of accounting or consolidated into the financial statements. The Company has determined that the investors held as a tenant in common in its real estate ventures have certain protective and substantive participation rights that limit our control of the investment. Therefore, our share of investment in these real estate ventures was accounted for under the equity method of accounting in the accompanying financial statements while the properties were held as a tenant in common.
Under the equity method, our investment in real estate ventures is stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on our ownership interest in the earnings of each of the unconsolidated real estate ventures. For the purposes of presentation in the statement of cash flows, we follow the “look through” approach for classification of distributions from joint ventures. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture’s sale of assets) in which case it is reported as an investing activity. Management assesses whether there are any indicators that the value of our investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. No impairment charges were recognized in the quarter ended March 31, 2010 or for the year ended December 31, 2009.

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
Certain of our leases currently contain rental increases at specified intervals. We record as an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts, we record a direct write-off of the specific rent receivable. No such reserves related to deferred rent receivables have been recorded as of March 31, 2010 or December 31, 2009.
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
THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2010 AND 2009
Our results of operations for the three months ended March 31, 2010 and 2009 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense, general and administrative expense and depreciation and amortization will significantly increase in future periods as a result of the assets acquired over the last three years and as a result of anticipated growth through future acquisitions of real estate related investments.
RECENT EVENTS HAVING SIGNIFICANT EFFECT ON RESULTS OF OPERATIONS COMPARISONS
Property Acquisitions
In January 2009, we acquired the Morena Office Center, an office building located in San Diego, California. The purchase price for the property was $6.6 million. We purchased the property with $3.4 million cash and a $3.2 million draw on our former line of credit facility. This property consists of approximately 26,784 square foot building on approximately 0.62 acres. There are slightly less than three months of results of operations for this property included for the quarter ended March 31, 2009 compared to inclusion of the full three months ended March 31, 2010.

In February 2009, we formed Fontana Medical Plaza, LLC (“FMP”) with Fontana Dialysis LLC and we are the Managing Member and 51% owner of FMP. On February 19, 2009, FMP assumed an agreement to purchase the Fontana Medical Plaza located in Fontana, California. The purchase price for the property was $1,900,000. We purchased the property with $800,000 cash and a $1,100,000 draw on our former line of credit facility. The property consists of approximately 10,500 square feet and was unoccupied at the time of acquisition. The FMP has also assumed a lease agreement for a tenant to occupy 100% of the building for ten years with three five year renewal options. The new tenant commenced paying rent in November 2009. The lease agreement requires annual rent payments during the first five years of $259,973 increasing by 12.5% on the fifth year anniversary and on each five year anniversary thereafter. There are no results of operations for this property included for the three months ended March 31, 2009 compared to inclusion of the full three months ended March 31, 2010.
In March 2009, we acquired The Rangewood Medical Office Building (“Rangewood”) located in Colorado Springs, Colorado. The purchase price for the property was $2.6 million. We purchased the property with $200,000 cash and a $2,430,000 draw on our former line of credit facility. Rangewood is a 3-story, Class A medical office building of approximately 18,222 rentable square feet. There is approximately one month of results of operations for this property included for the quarter ended March 31, 2009 compared to inclusion of the full three months ended March 31, 2010.
In August 2009, we acquired Sparky’s Thousand Palms Self-Storage (formerly known as Monterey Palms Self-Storage) (“Thousand Palms”) located in Thousand Palms, California. The purchase price for the Property was $6.2 million. We paid the purchase price through a cash payment of $1.5 million which was applied to closing costs and fees and to an existing loan secured by Thousand Palms, and assumed a nonrecourse, variable interest rate, promissory note with a principal balance after the closing of $4.7 million. The property consists of nine (9) single story, Class A buildings, constructed of reinforced concrete masonry and metal construction with 113,126 rentable square feet comprised of 549 storage units which range in size from 25 to 300 square feet, and 94 enclosed RV and boat storage units that range in size from 150 to 600 square feet. There are no results of operations for this property included for the three months ended March 31, 2009 compared to inclusion of the full three months ended March 31, 2010.
In December 2009, we completed the acquisition of Sparky’s Hesperia East Self-Storage East (formerly known as St. Thomas Self-Storage) located in Hesperia California. The purchase price for the property was $2.8 million. We paid the purchase price through a cash payment of $1.1 million and a promissory note in the amount of $1.7 million. The Property consists of sixteen (16) single story, Class A buildings, constructed of reinforced concrete masonry and metal construction with 72,940 rentable square feet comprised of 479 storage units which range in size from 25 to 300 square feet. The property also includes an onsite lobby and management offices as well as a manager’s living quarter. There are no results of operations for this property included for the three months ended March 31, 2009 compared to inclusion of the full three months ended March 31, 2010.
In February 2010, the Company acquired the rights to use of the name Dubose Model Homes USA (“DMHU”) and the former employees of DMHU. In addition, the Company entered into a management agreement to manage the existing partnerships of DMHU in return for the rights to receive management fees from these partnerships. DMHU has historically invested in model homes and leased them back to the developers for a period of three to five years at which time the model homes are sold. NetREIT intends to begin to invest in model homes and lease them back to the developers under similar terms. NetREIT had invested approximately $1.5 million and was a limited partner in two different limited partnerships of which DMHU was the general partner.
Sales of Undivided Interests in Properties — Accounting Implications.
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
The results of operations for the three months ended March 31, 2009 were reported under the equity method of accounting. Due to the change in ownership structure and control, the partnership results of operations were consolidated with the results of operations of the Company for the three months ended March 31, 2010.
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
The results of operations for the three months ended March 31, 2009 were reported under the equity method of accounting. Due to the change in ownership structure and control, the partnership results of operations were consolidated with the results of operations of the Company for the three months ended March 31, 2010.
Garden Gateway Plaza
In October 2008, we sold an undivided 5.99% interest in the Garden Gateway Plaza. The purchaser paid $1.0 million, of which $0.4 million was paid in cash and a $0.6 million promissory note was issued secured by the interest in the property.
Effective February 1, 2010, the Company and the other tenant in common in the property contributed their respective interests in Garden Gateway Plaza into a DOWNREIT Partnership for which we serve as general partner and in which we own an approximate 94.01% equity interest.
The results of operations for the three months ended March 31, 2009 and the first month of 2010 were reported under the equity method of accounting. Due to the change in ownership structure and control, the partnership results of operations were consolidated with the results of operations of the Company for two of the three months ended March 31, 2010.

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
In October 2006 we terminated our offering of Series AA Preferred Stock and Units, and we commenced a new offering of up to $200 million in shares of our common stock at a price of $10.00 per share. Net proceeds received from these offerings, after commissions, due diligence fees, and syndication expenses, were approximately $3.7 million for the three months ended March 31, 2010 and $4.2 million for the three months ended March 31, 2009. The net proceeds were primarily used to acquire properties in 2009 and to expand our administrative staff and support capabilities to levels commensurate with our increasing assets and staff requirements. The Company has accumulated cash balances in 2010 as we attempt to acquire additional properties. In May 2010, the Company completed an acquisition of a self-storage property and is under contract to purchase an office building.
Mortgage Loan Receivables
Mortgage loan receivables have been a very minor source of revenue to us since our inception. No mortgage loan receivables were originated during 2010 or 2009 and as a general policy, we are not in the business of originating mortgage loans.
In 2007, we originated three loans to one borrower secured by land to be developed into a senior assisted living housing facility (the “Default Property”). The borrower defaulted on the notes at the end of 2008 at a time when the balance due to us, including accrued interest, was approximately $2.1 million.
During 2009, we acquired title to the Default Property. In connection with acquiring title to the Default Property, we entered into an exclusive option to sell the Default Property to the original borrower. The selling price is equal to the face value of the notes, all accrued interest through the date we acquired title to the Default Property, all costs incurred to maintain the Default Property including taxes and insurance plus additional charges equal to 1.75% of the outstanding balance per month from June 2009 through the date the option is exercised. The selling price was set at approximately $2.3 million as of the closing date and increases by a minimum of approximately $41,000 monthly, plus reimbursable expenses, until 18 months from the date we acquired title, or December 2010, at which time the exclusive option to sell the Default Property expires. We do not anticipate incurring any losses with respect to the Default Property.
In connection with the sale of two properties to unrelated tenants in common during 2008, we received mortgage notes receivable totaling $920,216 with interest rates ranging from 6.25% to 6.50% and due dates of October 1, 2013. The loans call for interest only payments and both were current as of March 31, 2010. Both notes are secured by the mortgagee’s interest in the property.
As of March 31, 2010 and December 31, 2009, the aggregate total of mortgage notes receivable outstanding is $920,216, or less than 1% of total assets.

Revenues
Non-GAAP Supplemental Financial Measure: Rental Income and Rental Operating Costs before net down for Properties Accounted for Under the Equity Method.
As explained above under “Sales of Undivided Interests in Properties- Accounting Implications” we sold partial interests in four of our properties. Originally, the properties were held as tenants in common (“TIC”) with the other investors. While held as a TIC, the investor had certain protective and participating rights of ownership that prevented us from reporting the results of operations from the property on a gross rental income and rental operating cost basis. Instead, under the equity method used for GAAP purposes, we reported only its share of net income based upon its percentage share of its investment in the less than wholly owned property. For the first three months of 2009 all results of operations for these properties were reported under the equity method. In late 2009, the ownership of the three of the four properties converted from TIC interests to limited partnerships.
Effective February 1, 2010, Garden Gateway Plaza, the last property held under TIC ownership also converted to limited partnership.
As a result of the change in the Company’s ability to influence and control the Partnerships, they began to be accounted for as a subsidiary of the Company and are fully consolidated in the financial statements. Our year to year comparability has been affected by this change in accounting methodology. For the first three months of 2010, all but Garden Gateway Plaza results of operations are fully consolidated. Garden Gateway is included on a fully consolidated basis for two months in the three month period ended March 31, 2010. All the aforementioned properties were accounted for under the equity method for the three months ended March 31, 2009.
Effective March 1, 2010, in connection with the Dubose Model Home acquisition described above under Recent Events, the Company also had a change in its ability to influence and control its investments in two limited partnerships we invested in in 2009. As a result, the accounting methodology was changed from equity method to full consolidation for the one month of the three months ended March 31, 2010.
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

	Three months ended March 31, 2010			Three months ended March 31, 2009
		Equity Method			Equity Method
	As Reported	Adjustments	Grossed-up	As Reported	Adjustments	Grossed-up

Rental income	$2,013,676	$138,746	$2,152,422	$1,240,287	$644,476	$1,884,763

Rental operating costs	934,462	58,635	993,097	583,350	266,666	850,016

Net operating income	$1,079,214	$80,111	$1,159,325	$656,937	$377,810	$1,034,747

Rental income as reported, was $2,013,676 for the three months ended March 31, 2010, compared to $1,240,287 for the same period in 2009, an increase of $773,389, or 62.4%. On a “grossed-up” basis, rental income increased to $2,152,422 for the three months ended March 31, 2010, compared to $1,884,763 for the same period in 2009, an increase of $267,659, or 14.2%. The increase in rental income as reported in 2010 compared to 2009 is primarily attributable to:
•
The addition of the four properties acquired in 2009 and consolidating our investment in two limited partnerships, which generated an additional $384,883 of rent revenue in the three month period ended March 31, 2010 compared to the same period in 2009;

•
Offset by a decrease in rent revenue for the twelve properties acquired prior to 2009 which decreased by $117,224. This decrease was due to a decline in occupancy, which accounted for approximately $106,733 in the three months ended March 31, 2010. Of the total decline, approximately $10,491 was attributable to a reduction in lease rental rates. The Company has recently hired a full time Senior Vice President, Asset Manager who will focus efforts on improving the occupancy rates and performance of our properties; and

•	Rental income was increased by approximately $505,730 for properties that had sales of undivided interests in 2007 and 2008 and converted to the equity method of accounting as discussed above.
Rental revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2009 for an entire year and future acquisitions of real estate assets.
Interest income was $26,915 for the three months period ended March 31, 2010, compared to $15,967 for the same period in 2009, an increase of $10,948, or 68.6%. The increase was primarily attributable to an increase in cash balances in 2010 that were invested in interest bearing accounts.
Rental Operating Expenses
Rental operating expenses were $934,462 for the three month period ended March 31, 2010 compared to $583,350 for the same period in 2009, an increase of $351,112, or an increase of 60.2%. The increase in operating expense year over year is primarily attributable to the same reasons that rental revenue increased. Rental operating costs on a “grossed-up” basis as a percentage of “grossed-up” rental income was 43.4% and 45.1% for the three months ended March 31, 2010 and 2009, respectively. The increase in operating costs as a percentage of revenue is due to the addition of two self-storage facilities that were non-stabilized at the time of acquisition in the second half of 2009. As these two facilities become stabilized, operating costs as a percentage of rent income will decline due to the fixed nature of the operating costs.
Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Interest Expense
Interest expense, including amortization of deferred finance charges, increased by $150,599, or 66.5% during the three month period ended March 31, 2010 compared to the same period in 2009. The primary reason for the increase is attributable to interest expense on the Garden Gateway Plaza property that had been reclassified to equity in earnings (losses) of real estate ventures since the sale of an undivided interest in Garden Gateway in October 2008 through January 31, 2010. Effective February 1, 2010, the Garden Gateway Plaza property is consolidated in the financial statements. Interest on the Garden Gateway loan excluded from interest expense during the three months ended March 31, 2010 was $51,535, compared to interest that was excluded from interest expense of $163,441 for the same period in 2009 accounting for $111,906 of the increase in interest expense in the current year. The balance of the increase was due to the addition of two new mortgage notes payable in the second half of 2009 and the addition of interest expense on the Dubose Acquisition Partners II and III limited partnerships offset by a lower weighted average rate of mortgage notes outstanding. During the three month period ended March 31, 2010, the average balance of the mortgage loans on seven of the properties was $26.9 million while the average for the same period in 2009 on five properties was $25.1 million. The weighted average interest rate as of March 31, 2010 was 5.93% compared to 6.13% as of March 31, 2009.
The following is a summary of our interest expense on loans by property for the three months ended March 31, 2010 and 2009:

	Date Acquired	2010	2009

Havana/Parker Complex	June 2006	$55,050	$56,130
Garden Gateway Plaza	March 2007	101,577	—
World Plaza	September 2007	44,557	46,451
Executive Office Park	July 2008	—	49,851
Waterman Plaza	August 2008	61,079	62,140
Sparky’s Thousand Palms Self-Storage	August 2009	63,506	—
Sparky’s Hesperia East Self-Storage	December 2009	22,490	—
Interest on Dubose Acquisition Partners II and III notes	2009	22,713	—
Amortization of deferred financing costs		6,183	11,984

		$377,155	$226,556

General and Administrative Expenses
General and administrative expenses increased by $211,797 to $762,469 for the three months ended March 31, 2010, compared to $550,672 in the same period in 2009. As a percentage of rental income, including rental income from joint ventures, general and administrative expenses were 36.8% and 29.2% for the three months ended March 31, 2010 and 2009, respectively. In comparing our general and administrative expenses with other REITs, you should take into consideration that we are a self administered REIT, which means such expenses are greater for us than an advisory administered REIT.
For the three months ended March 31, 2010, our salaries and employee related expenses increased $159,423 to $360,518 compared to $201,095 for the same three months in 2009. The increase in salary and employee expenses in 2010 was attributable to the Company adding six employee’s in connection with the Dubose Model Home acquisition that will not generate revenue until the model home division is fully functional. In addition, the Company hired a Senior Vice-President — Asset Management, with extensive real estate experience, to manage the existing portfolio and to help with growing the Company through identification of potential property acquisitions. Further, the vesting of non-cash compensation related to restricted stock grants to employees was approximately $12,300 greater for the three months ended March 31, 2010 compared to the same period in 2009. We anticipate an increase in staff and compensation costs as our capital and portfolio continue to increase. However, we anticipate that these costs as a percentage of total revenue will decline in future years.
Legal, accounting and public company related expenses and increased by $39,696, to $193,117 for the three month period ended March 31, 2010, compared to $153,421 during the same period in 2009. The increase is primarily due to the additional costs associated with the legal costs incurred with respect to the Company’s effort to reincorporate in the state of Maryland.
Directors’ compensation expense that consisted of non-cash amortization of restricted stock grants was approximately $19,800 higher for the three months ended March 31, 2010 over the same period in prior year due to the addition of a new independent director and an additional annual grant of restricted stock to all independent directors.
Net Loss
Net loss for the three months ended March 31, 2010 was $845,984, or $0.08 loss per share, compared to a net loss for the three months ended March 31, 2009 of $661,262, or $0.09 loss per share. The increase in net loss of $184,722 in the three month period ended March 31, 2010 was primarily attributable to increased general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES
As discussed above under Economic Outlook, credit and real estate financing markets have experienced significant deterioration and liquidity disruptions that have caused the spreads on prospective debt financings and the amount of financing in relation to the property values to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers like us less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. During 2009 and early 2010, there have been indications of economic improvement and stabilization in the equity markets, however, we expect the market turbulence could increase in the commercial real estate arena as mortgage financing originated over the past three to seven years mature.
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
Cash and Cash Equivalents
At March 31, 2010, we had approximately $11.7 million in cash and cash equivalents compared to $9.3 million at December 31, 2009. We intend to use this cash to make additional acquisitions and for general corporate purposes.
Our cash and cash equivalents are held in accounts managed by third party institutions and consist of invested cash and cash in our operating accounts. During the three months ended March 31 2010 and for the twelve months ended December 31, 2009, we did not experience any loss or lack of access to our cash or cash equivalents.
Operating Activities
Net cash used in operating activities during the three months ended March 31, 2010 was $589,471 compared to net cash used in operating activities of $156,095 for the same period in 2009. The increase in cash used in operating activities was due to increased general and administrative expenses.
Investing Activities
Because we did not close any property acquisitions in the first quarter of 2010, net cash used in investing activities was only $70,360 in the three months ended March 31, 2010 consisting primarily of property improvements offset by a reduction in restricted cash balances. Net cash used in investing activities during the three months ended March 31, 2009 was approximately $11.9 million, which consisted of the purchase of three properties and improvements totaling $12.3 million.

Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2010 was approximately $2.8 million, which primarily consisted of $3.7 million net proceeds from the sale and issuance of our common stock offset by dividend payments of $0.6 million.
Net cash provided by financing activities for the three months ended March 31, 2009 was approximately $8.1 million, which primarily consisted of $4.2 million net proceeds from issuance of common stock, proceeds from mortgage notes payable, net of repayments of 4.8 million offset by dividend payments of $0.8 million.
Contractual Obligations
The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and interest payments on our fixed-rate debt at March 31, 2010 and provides information about the minimum commitments due in connection with our ground lease obligation. Our secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of such debt becoming immediately due and payable.

	Less than a year	1-3 Years	3-5 Years	More than 5 Years
	2010	(2011-2012)	(2013-2014)	(After 2014)	Total
Principal payments — secured debt	$729,427	$9,161,340	$9,899,983	$12,095,297	$31,886,047
Interest payments — fixed rate debt	1,179,015	2,911,272	1,804,728	670,227	6,565,242
Interest payments — Variable rate debt	188,675	488,412	464,771	2,557,922	3,699,780
Ground lease obligation (1)	20,040	41,194	43,820	1,115,294	1,220,348

	$2,117,157	$12,602,218	$12,213,302	$16,438,740	$43,371,417

(1)	Lease obligations represent the ground lease payments due on our World Plaza property.
We are in compliance with all conditions and covenants of our mortgage notes payable as of March 31, 2010.

Other Liquidity Needs
We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify and maintain our qualification as a REIT for federal income tax purposes. Accordingly, we intend to continue to make regular quarterly distributions to our common shareholders and preferred shareholders from cash flow from operating activities. Although we are not contractually bound to make regular quarterly dividend distributions to our common stock holders, under the terms of our charter we are required to make annual dividend distributions in the aggregate amount of $87,850 to the holders of our Series AA Preferred Stock. We may be required to use borrowings or other sources of capital, if necessary, to meet REIT distribution requirements and maintain our REIT status. In the past, as noted above, we have distributed cash amounts in excess of our taxable income resulting in a return of capital to our shareholders, and we currently have the ability to refrain from increasing our distributions while still meeting our REIT requirement for 2010. If our net cash provided by activities and gains on sale of real estate (assuming we are successful in selling any of our properties) do not exceed our intended distributions to our common shareholders, we would have to borrow funds or use proceeds of our ongoing common stock offering to pay the distribution or reduce or eliminate the distribution. We consider market factors and our historical and anticipated performance in addition to REIT requirements in determining our distribution levels.
Until proceeds from our offering are fully invested and our acquired properties are generating operating cash flow sufficient to fully cover distributions to our shareholders, we intend to pay a portion of the distributions to our shareholders from the proceeds of our ongoing common stock private placement offering or from borrowings in anticipation of future cash flows, as deemed appropriate.
Capitalization
As of March 31, 2010, our total debt as a percentage of total capitalization was 22.6% and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 23.5%, which was calculated based on the offering price per share of our common stock of $10.00 under our ongoing current private placement of our common stock.

		Aggregate
		Principal
	Shares at	Amount or $	% of Total
	March 31,	Value	Market
	2010	Equivalent	Capitalization
Debt:
Total debt		$31,886,047	22.6%

Equity:
Convertible Series AA preferred stock (1)	50,200	$1,255,000	0.9%
Common stock outstanding (2)	10,808,326	108,083,260	76.5%

Total equity		$109,338,260	77.4%

Total Market Capitalization		$141,224,307

(1)	Value based on $25.00 per share liquidation preference.

(2)	Value based on $10.00 per share the current price of shares being sold under the current private placement offering.

Off-Balance Sheet Arrangements
As of March 31, 2010 and December 31, 2010, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.
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
Non-GAAP Supplemental Financial Measure: Funds From Operations (“FFO”)
FFO for the three months ended March 31, 2010 was $9,443 compared to $10,582 for the three months ended March 31, 2009.
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
The following table presents our FFO for the quarters ended March 31, 2010 and 2009. FFO should not be considered an alternative to net income (loss), as an indication of our performance, nor is FFO indicative of funds available to fund our cash needs or our ability to make distributions to our shareholders. In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of debt, each of which may impact the amount of cash available for distribution to our shareholders.

	Quarter ended March 31,
	2010	2009
Net loss	$(845,984)	$(661,262)
Adjustments:
Preferred stock dividends	(21,963)	(21,963)
Depreciation and amortization	777,482	500,240
Joint venture real estate depreciation and amortization	99,908	193,567

Funds from operations	$9,443	$10,582

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings. —
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2010, the Company sold 442,008 shares of its common stock for an aggregate net proceeds of $3,727,241. These shares were sold at a price of $10.00 per share in a private placement offering to a total of 119 accredited investors. Each issuee purchased their shares for investment and the shares are subject to appropriate transfer restrictions. The offering was made by the Company through selected FINRA member broker-dealer firms. The sales were made in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws contained in Section 4(2) of the Act and Rule 506 promulgated thereunder.
During the three months ended March 31, 2010, the Company also sold 79,068 shares of its common stock to certain of its existing shareholders under its dividend reinvestment plan. The shares were sold directly by the Company without underwriters to a total of 1,258 persons participating in the plan. The Company sold these shares in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. Each issuee purchased the shares for investment and the shares are subject to appropriate transfer restrictions.
On January 2, 2010, the Company issued 482,027 shares of its common stock to 2,105 shareholders as a stock dividend declared in December 2009.

During the three months ended March 31, 2010, the Company issued 1,452 shares at an average exercise price of $8.23 upon the exercise of options by two of the Company’s Directors and one of its employees.
All shares issued in these offerings were sold for cash consideration. The Company used the net proceeds it received for the sale of these shares to acquire and/or maintain its real estate investments.
Issuer Purchases of Equity Securities.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable
Item 5. Other Information.
None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description

3.1	Articles of Incorporation filed January 28, 1999 (1)

3.2	Certificate of Determination of Series AA Preferred Stock filed April 4, 2005 (1)

3.3	Bylaws of NetREIT (1)

3.4	Audit Committee Charter (1)

3.5	Compensation and Benefits Committee Charter (1)

3.6	Nominating and Corporate Governance Committee Charter (1)

3.7	Principles of Corporate Governance of NetREIT (1)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Series AA Preferred Stock Certificate (1)

4.3	Registration Rights Agreement 2005 (1)

4.4	Registration Rights Agreement 2007 (1)

10.1	1999 Flexible Incentive Plan (1)

10.2	NetREIT Dividend Reinvestment Plan (1)

10.3	Form of Property Management Agreement (1)

10.4	Option Agreement to acquire CHG Properties (1)

10.5	Employment Agreement as of April 20, 1999 by and between the Company and Jack K. Heilbron (2)

10.6	Employment Agreement as of April 20, 1999 by and between the Company and Kenneth W. Elsberry (2)

10.7	Lease Agreement by and between Philip Elghanian and DVA Healthcare Renal Care, Inc. dated February 6, 2009. (3)

10.8	Assignment and Assumption of Lease by and between Philip Elghanian and Fontana Medical Plaza, LLC. dated February 19, 2009.(4)

10.9	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate between Philip Elghanian and Hovic Perian and Rima Perian dated September 8, 2008.(5)

10.10	Assignment and Assumption of Purchase Agreement Philip Elghanian and Fontana Medical Plaza, LLC. dated February 19, 2009.(6).

10.11	Additional and/OR Amendment to Escrow Instructions between Fontana Medical Plaza, LLC and Hovic Perian and Rima Perian dated February 18, 2009. (7).

10.12	Buyer Final Closing Statement dated February 20, 2009.(8)

10.13	Loan Assumption and Security Agreement, and Note Modification Agreement. (9)

10.14	Promissory Note.(10).

31.1
Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.*

31.2
Certification of the Company’s Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. *

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Previously filed as an exhibit to the Form 10 for the year ended December 31, 2007.

(2)	Previously filed as an exhibit to the amended Form 10 for the year ended December 31, 2007 filed June 26, 2009.

(3)	Originally filed as Exhibit 10.1 on Form 8-K filed February 25, 2009.

(4)	Originally filed as Exhibit 10.2 on Form 8-K filed February 25, 2009.

(5)	Originally filed as Exhibit 10.3 on Form 8-K/A filed on March 2, 2009.

(6)	Originally filed as Exhibit 10.4 on Form 8-K filed February 25, 2009.

(7)	Originally filed as Exhibit 10.5 on Form 8-K filed February 25, 2009.

(8)	Originally filed as Exhibit 10.6 on Form 8-K filed February 25, 2009.

(9)	Originally filed as Exhibit 10.7 on Form 8-K filed August 27, 2009.

(10)	Originally filed as Exhibit 10.8 on Form 8-K filed August 27, 2009.

*	Filed Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2010	NetREIT
	By:	/s/ Jack K. Heilbron
		Name:	Jack K. Heilbron
		Title:	Chief Executive Officer

	By:	/s/ Kenneth W. Elsberry
		Name:	Kenneth W. Elsberry
		Title:	Chief Financial Officer