Form 10-Q
period 2010-06-30
NETREIT
filed 2010-08-06
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period from                      to
000-53673
(Commission file No.)
NetREIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	33-0841255
(State or other jurisdiction of incorporation or	(I.R.S. employer identification no.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
At August 2, 2010, registrant had issued and outstanding 11,377,308 shares of its common stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NetREIT
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Real estate assets, net	$95,100,203	$69,829,603
Lease intangibles, net	657,797	719,857
Land purchase option	1,370,000	1,370,000
Investment in real estate ventures	—	14,192,629
Mortgages receivable and interest	920,216	920,216
Cash and cash equivalents	10,125,668	9,298,523
Restricted cash	147,298	296,395
Tenant receivables, net	180,257	163,875
Due from related party	40,088	20,081
Other assets, net	5,016,843	3,180,658

TOTAL ASSETS	$113,558,370	$99,991,837

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$34,555,890	$26,995,502
Accounts payable and accrued liabilities	2,451,957	1,923,811
Dividends payable	718,219	649,008
Tenant security deposits	272,480	258,455

Total liabilities	37,998,546	29,826,776

Commitments and contingencies

Shareholders’ equity:
Undesignated preferred stock, no par value, shares authorized: 8,995,000, no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Series A preferred stock, no par value, shares authorized: 5,000, no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Convertible Series AA preferred stock, no par value, $25 liquidating preference, shares authorized: 1,000,000; No shares issued and outstanding at June 30, 2010; 50,200 shares issued and outstanding, liquidating value of $1,255,000 at December 31, 2009	—	1,028,916
Common stock Series A, no par value, shares authorized: 100,000,000; 11,346,928 and 10,224,262 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	95,129,146	85,445,674
Common stock Series B, no par value, shares authorized: 1,000, no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Additional paid-in capital	433,204	433,204
Dividends paid in excess of accumulated losses	(26,653,396)	(21,104,741)

Total NetREIT shareholders’ equity	68,908,954	65,803,053
Noncontrolling interests	6,650,870	4,362,008

Total Shareholders’ equity	75,559,824	70,165,061

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$113,558,370	$99,991,837

See notes to condensed consolidated financial statements.

NetREIT
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Rental income	$2,459,559	$1,311,223	$4,473,235	$2,544,793

Costs and expenses:
Interest	498,909	224,623	876,064	451,179
Rental operating costs	1,125,179	612,538	2,059,641	1,195,888
General and administrative	805,319	518,790	1,567,788	1,069,462
Depreciation and amortization	889,681	506,944	1,667,163	1,000,467

Total costs and expenses	3,319,088	1,862,895	6,170,656	3,716,996

Other income (expense):
Interest income	27,842	35,621	54,757	51,588
Equity in earnings (losses) of real estate ventures	—	594	1,769	(56,104)

Total other income (expense)	27,842	36,215	56,526	(4,516)

Net loss before noncontrolling interests	(831,687)	(515,457)	(1,640,895)	(1,176,719)

Income attributable to noncontrolling interests	57,719	—	94,495	—

Net loss	(889,406)	(515,457)	(1,735,390)	(1,176,719)

Preferred stock dividends	(12,484)	(21,962)	(34,447)	(43,925)

Net loss attributable to common shareholders	$(901,890)	$(537,419)	$(1,769,837)	$(1,220,644)

Loss per common share — basic and diluted	$(0.08)	$(0.07)	$(0.17)	$(0.16)

Weighted average number of common shares outstanding — basic and diluted	10,978,215	8,006,005	10,687,238	7,667,935

See notes to condensed consolidated financial statements.

NetREIT
Condensed Consolidated Statements of Shareholders’ Equity
Six Months Ended June 30, 2010
(Unaudited)

						Dividends
	Convertible					Paid	Total
	Series AA				Additional	in Excess of	NetREIT
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders’	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Total

Balance, December 31, 2009	50,200	$1,028,916	10,224,262	$85,445,674	$433,204	$(21,104,741)	$65,803,053	$4,362,008	$70,165,061
Sale and other issuances of common stock and warrants at $10 per share			888,432	8,884,324			8,884,324		8,884,324
Stock issuance costs				(1,364,291)			(1,364,291)		(1,364,291)
Redemption of preferred stock	(50,200)	(1,028,916)				(226,084)	(1,255,000)		(1,255,000)
Exercise of stock options			1,452	2,000			2,000		2,000
Exercise of warrants			195	1,890			1,890		1,890
Shares issued upon expiration of warrants			52,778	453,889		(453,889)
Vesting of restricted stock previously issued			1,050	8,715			8,715		8,715
Contributed capital of noncontrolling interests								2,194,367	2,194,367
Net loss (income)						(1,735,390)	(1,735,390)	94,495	(1,640,895)
Dividends (paid)/reinvested			86,776	823,748		(1,541,876)	(718,128)		(718,128)
Dividends (declared)/ reinvested			91,983	873,197		(1,591,416)	(718,219)		(718,219)

Balance, June 30, 2010	—	$—	11,346,928	$95,129,146	$433,204	$(26,653,396)	$68,908,954	$6,650,870	$75,559,824

See notes to condensed consolidated financial statements.

NetREIT
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,735,390)	$(1,176,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,667,163	1,000,467
Stock compensation	167,400	85,200
Bad debt expense	109,440	44,777
Distributions to real estate ventures in excess of earnings	(194,350)	255,629
Equity in (earnings) losses of real estate ventures	(1,769)	56,104
Income attributable to noncontrolling interests	94,495	—
Changes in operating assets and liabilities:
Tenant receivables	(125,822)	(91,860)
Due from related parties	(20,007)	20,959
Other assets	(202,887)	(132,630)
Accounts payable and accrued liabilities	(662,540)	(414,469)
Tenant security deposits	14,025	49,594

Net cash used in operating activities	(890,242)	(302,948)

Cash flows from investing activities:
Real estate investments	(5,479,379)	(11,437,001)
Acquisition of company	(300,000)	—
Investment in real estate ventures	—	(981,750)
Deposits on potential acquisitions	—	217,498
Restricted cash	149,097	510,572

Net cash used in investing activities	(5,630,282)	(11,690,681)

Cash flows from financing activities:
Proceeds from mortgage notes payable	2,925,000	8,861,750
Repayment of mortgage notes payable	(416,624)	(8,894,789)
Net proceeds from issuance of common stock	7,520,033	9,467,133
Redemption of preferred stock	(1,255,000)	—
Repurchase of common stock	—	(40,000)
Exercise of warrants	1,890	630
Exercise of stock options	2,000	40,302
Deferred stock issuance costs	(331,646)	(267,621)
Dividends paid	(1,367,136)	(1,257,202)

Net cash provided by financing activities	7,078,517	7,910,203

Net increase (decrease) in cash and cash equivalents	557,993	(4,083,426)

Cash and cash equivalents:
Beginning of period	9,298,523	4,778,761

Addition to cash from consolidation of joint venture	269,152	—

End of period	$10,125,668	$695,335

Supplemental disclosure of cash flow information:
Interest paid	$852,610	$433,534

Non-cash investing activities:
Reclassification of investments in real estate ventures to real estate assets	$21,188,400	$—

Accrual of goodwill and related liability	$1,032,000	$—

Non-cash financing activities:
Common shares issued upon expiration of warrants	$453,889	$—

Reinvestment of cash dividend	$1,696,945	$1,229,618

Accrual of dividends payable	$718,219	$547,802

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
In March 2010, the Company acquired the name, employee’s and rights to the use of the name and to do business as Dubose Model Homes USA (“DMHU”). The Company paid $300,000 cash and agreed to issue up to 120,000 shares of Company common stock if certain production levels of new business are achieved over the next three years. The transaction has been accounted for as a business combination. Management performed an analysis of intangible assets acquired with the assistance of an independent valuation specialist and it was determined that $209,000 of the purchase price is attributable to customer relationships and will be amortized over 10 years. The Company also estimated a liability of $1,032,000 associated with the 120,000 shares that it believes will be issued in the future. As a result of this acquisition, total goodwill of $1,123,000 was recorded. DMHU purchased and leased back model homes from and to developers. That business has continued doing business under the name NetREIT Dubose Model Homes. As a result of the Company’s management contract to manage the role of the former general partner, the two limited partnerships that NetREIT had an investment in at DMHU are consolidated into the financial statements of NetREIT effective March 1, 2010.
As of June 30, 2010, the Company owned or had an equity interest in seven office buildings (“Office Properties”) which total approximately 354,000 rentable square feet, three retail shopping centers and a 7-Eleven property (“Retail Properties”) which total approximately 85,000 rentable square feet, five self-storage facilities (“Self-Storage Properties”) which total approximately 487,000 rentable square feet, one 39 unit apartment building and investments in two limited partnerships with 19 model homes (“Residential Properties”).
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the three and six months ended June 30, 2010 and 2009. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The condensed balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements included in the Form 10-K.

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
The Company classifies the noncontrolling interests in the Partnerships as part of consolidated net loss in the three and six months ended June 30, 2010 and includes the accumulated amount of noncontrolling interests as part of shareholders’ equity from their inception in 2009. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interest will be remeasured with the gain or loss reported in the statement of operations. Management has evaluated the noncontrolling interests and determined that they do not contain any redemption features.
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
The Company believes that it has met all of the REIT distribution and technical requirements for the six months ended June 30, 2010 and for the year ended December 31, 2009.
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
The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to recruit a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $107,877 and $91,498 for the three months ended June 30, 2010 and 2009, respectively. Amortization expense related to these assets was $217,074 and $188,206 for the six months ended June 30, 2010 and 2009, respectively.

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
As of June 30, 2010 and December 31, 2009, the Company did not classify any properties as held for sale.
Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the three months ended June 30, 2010 and 2009, was $753,178 and $415,446, respectively. Depreciation expense for buildings and improvements for the six months ended June 30, 2010 and 2009, was $1,397,186 and $818,978, respectively.
Impairment of Real Estate Assets. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at December 31, 2009 and, as of June 30, 2010, management does not believe that any indicators of impairment were evident.
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
The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Based on the review, no impairment was deemed necessary at December 31, 2009 and, as of June 30, 2010, management does not believe that any indicators of impairment were evident.
Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2009 and, as of June 30, 2010, management does not believe that any indicators of impairment were evident.

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
Under the equity method, the Company’s investment in real estate ventures is stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the Company’s ownership interest in the earnings of each of the unconsolidated real estate ventures. For the purposes of presentation in the statement of cash flows, the Company follows the “look through” approach for classification of distributions from joint ventures. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture’s sale of assets) in which case it is reported as an investing activity. Management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. The Company did not have any investments in real estate ventures as of June 30, 2010. No impairment charges were recognized for the year ended December 31, 2009.
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
Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and includes in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of June 30, 2010 or December 31, 2009.
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
The following is a reconciliation of the denominator of the basic loss per common share computation to the denominator of the diluted loss per common share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average shares used for Basic EPS	10,978,215	7,624,767	10,687,238	7,302,795

Stock dividend declared in December 2009 (retroactive adjustment)	—	381,238	—	365,140

Adjusted weighted average shares used for basic EPS	10,978,215	8,006,005	10,687,238	7,667,935

Effect of dilutive securities:

Incremental shares from share-based compensation	—	—	—	—
Incremental shares from conversion of NetREIT 01 LP Partnership	—	—	—	—
Incremental shares from conversion of NetREIT Casa Grande LP Partnership	—	—	—	—
Incremental shares from conversion of NetREIT Palm LP Partnership	—	—	—	—
Incremental shares from conversion of NetREIT Garden Gateway Partnership	—	—	—	—
Incremental shares from convertible preferred stock and warrants	—	—	—	—

Adjusted weighted average shares used for diluted EPS	10,978,215	8,006,005	10,687,238	7,667,935

Weighted average shares from share based compensation, shares from conversion of NetREIT 01 LP Partnership, Casa Grande LP Partnership, NetREIT Palm Self-Storage LP Partnership, NetREIT Garden Gateway LP Partnership and shares from convertible preferred stock and warrants with respect to a total of 967,607 and 1,029,666 shares of common stock for the three and six months ended June 30, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

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
The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, as of June 30, 2010 and December 31, 2009, does not have any assets or liabilities that were measured at fair value on a nonrecurring basis.
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

3. REAL ESTATE ASSETS AND LEASE INTANGIBLES
A summary of the seventeen properties and investments in nineteen model homes owned by the Company as of June 30, 2010 is as follows:

					Real estate
			Square	Property	assets, net
Property Name	Date Acquired	Location	Footage	Description	(in thousands)
Casa Grande Apartments	April 1999	Cheyenne, Wyoming	29,250	Residential	$1,535.9
Havana/Parker Complex	September 2006	Aurora, Colorado	114,000	Office	6,569.0
7-Eleven	September 2006	Escondido, California	3,000	Retail	1,314.8
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	115,052	Office	13,219.5
World Plaza	September 2007	San Bernardino, California	55,098	Retail	5,797.5
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	2,008.9
Sparky’s Palm Self-Storage	November 2007	Highland, California	50,250	Self Storage	4,767.2
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self Storage	7,408.5
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	8,981.0
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,645.9
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,678.3
Morena Office Center	January 2009	San Diego, California	26,784	Office	6,164.5
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	2,206.5
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,468.7
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self Storage	6,045.9
19 Model Home Properties	Various in 2009	California and Nevada	46,637	Residential	7,645.0
Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self Storage	2,772.0
Sparky’s Rialto Self-Storage	May 2010	Rialto, California	101,343	Self Storage	4,871.1

		Total real estate assets, net			$95,100.2

A summary of the fifteen properties owned by the Company as of December 31, 2009 is as follows:

					Real estate
			Square	Property	assets, net
Property Name	Date Acquired	Location	Footage	Description	(in thousands)
Casa Grande Apartments	April 1999	Cheyenne, Wyoming	29,250	Residential	$1,571.9
Havana/Parker Complex	September 2006	Aurora, Colorado	114,000	Office	6,587.6
7-Eleven	September 2006	Escondido, California	3,000	Retail	1,325.6
World Plaza	September 2007	San Bernardino, California	55,098	Retail	5,810.5
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	2,030.2
Sparky’s Palm Self-Storage	November 2007	Highland, California	50,250	Self Storage	4,819.4
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self Storage	7,491.5
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	9,180.5
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,699.2
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,725.3
Morena Office Center	January 2009	San Diego, California	26,784	Office	6,247.7
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	1,929.2
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,513.8
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self Storage	6,112.9
Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self Storage	2,784.3

		Total real estate assets, net			$69,829.6

The following table sets forth the components of the Company’s in real estate assets:

	June 30,	December 31,
	2010	2009
Land	$18,911,540	$13,820,313
Buildings and other	78,826,366	57,269,228
Tenant improvements	3,823,955	2,061,107

	101,561,861	73,150,648
Less accumulated depreciation and amortization	(6,461,658)	(3,321,045)

Real estate assets, net	$95,100,203	$69,829,603

Operations from each property are included in the Company’s financial statements from the date of acquisition.
The Company acquired the following property in 2010:
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

The Company allocated the purchase price of the property acquired during 2010 as follows:

		Buildings	Tenant	In-place	Leasing	Tenant	Total Purchase
	Land	and other	Improvements	Leases	Costs	Relationships	Price
Sparky’s Rialto Self-Storage	$1,055,000	$3,820,000					$4,875,000
The Company allocated the purchase price of the properties acquired during 2009 as follows:

		Buildings	Tenant	In-place	Leasing	Tenant	Total Purchase
	Land	and other	Improvements	Leases	Costs	Relationships	Price
Morena Office Center	$1,333,000	$4,833,141	$242,324	$80,861	$85,674		$6,575,000
Fontana Medical Plaza	556,858	1,362,942					1,919,800
Rangewood Medical Office Building	572,000	1,750,732	152,683	41,043	113,542		2,630,000
Sparky’s Thousand Palms Self-Storage	620,000	5,530,000				50,000	6,200,000
Sparky’s Joshua Self-Storage East	1,470,000	1,305,000					2,775,000
Lease Intangibles
The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	June 30, 2010			December 31, 2009
			Lease			Lease
	Lease	Accumulated	intangibles,	Lease	Accumulated	intangibles,
	intangibles	amortization	net	intangibles	amortization	net
In-place leases	$812,722	$(463,296)	$349,426	$643,630	$(255,127)	$388,503
Leasing costs	646,713	(346,676)	300,037	508,621	(188,100)	320,521
Tenant relationships	332,721	(324,387)	8,334	332,721	(299,388)	33,333
Below-market leases	—	—	—	(40,160)	17,660	(22,500)

	$1,792,156	$(1,134,359)	$657,797	$1,444,812	$(724,955)	$719,857

As of June 30, 2010, the estimated aggregate amortization expense for the six month period ending December 31, 2010, each of the four succeeding fiscal years and thereafter is as follows:

Estimated
Aggregate
Amortization
Expense
Six month period ending December 31, 2010	$134,010
2011	182,766
2012	132,028
2013	72,131
2014	36,683
Thereafter	100,179

$657,797

The weighted average amortization period for the lease intangibles, consisting of in-place leases, leasing costs and tenant relationships as of June 30, 2010 was 5.5 years.

4. INVESTMENT IN REAL ESTATE VENTURES
The following table sets forth the components of the Company’s investment in real estate ventures:

	Equity
	Percentage	December 31, 2009
Garden Gateway Plaza	94.0%	$12,665,799
Dubose Acquisition Partners II, LTD & III, LTD	51.0	1,526,830

		$14,192,629

The Garden Gateway Plaza property was held as tenants in common with the other investors at December 31, 2009. Effective February 1, 2010, the tenants in common exchanged their interests in the property into a partnership. As a result, the Company has consolidated this partnership as its activity as the sole general partner and majority owner.
The Company is a limited partner in the Dubose Acquisition Partners II, LTD and III, LTD (“DAP II & III”). These are investments in limited partnerships that acquired model homes from homebuilders and leased them back to the seller. Effective March 1, 2010 the Company obtained the rights to manage the role of the general partner for these two partnerships and, as a result, has consolidated this partnership as its activity as majority owner and through assumption of managing the role of the general partner.
Condensed balance sheets of all investments included in investment in real estate ventures as of December 31, 2009 is as follows:

December 31, 2009

Real estate assets and lease intangibles	$20,791,102

Total assets	$20,791,102

Mortgage notes payable	$5,131,516
Owner’s equity	15,659,586

Total liabilities and owners’ equity	$20,791,102

Condensed statements of operations of all investments included in investment in real estate ventures for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Rental income	$—	$874,245	$297,762	$1,518,721

Costs and expenses:
Rental operating costs	—	298,246	62,055	564,912
Interest Expense	—	223,574	106,030	387,015
Depreciation and amortization	—	249,272	99,908	442,837
Partner’s share of net operating income	—	102,559	28,000	180,061

	$—	$594	$1,769	$(56,104)

5. MORTGAGE NOTES PAYABLE
Mortgage notes payable as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009

Mortgage note payable in monthly installments of $24,330 through July 1, 2016, including interest at a fixed rate of 6.51%, collateralized by the Havana/Parker Complex property	$3,359,017	$3,393,776

Mortgage note payable in monthly installments of $71,412 through April 5, 2014, including interest at a fixed rate of 6.08%; collateralized by the leases and office buildings of the Garden Gateway Plaza property. Certain obligations under the note are guaranteed by the executive officers	9,951,409	10,075,155

Mortgage note payable in monthly installments of $27,088 through February 1, 2012, including interest at a fixed rate of 5.31%; collateralized by the World Plaza property	3,307,214	3,380,792

Mortgage note payable in monthly installments of $25,995 through September 1, 2015, including interest at a fixed rate of 6.5%; collateralized by the Waterman Plaza property	3,735,918	3,769,886

Mortgage note payable in monthly installments of $28,842 through March 1, 2034, including interest at a variable rate ranging from 5.5% to 10.5%; with a current rate of 5.5% collateralized by the Thousand Palms property	4,587,064	4,633,393

Mortgage note payable in monthly installments of $9,432 through December 18, 2016, including interest at a fixed rate of 5.00% through December 2011, 6.25% to maturity, collateralized by the Sparky’s Hesperia East Self-Storage property	1,730,098	1,742,500

Mortgage note payable in monthly installments of $17,226 through May 3, 2012, including interest at a fixed rate of 5.00%; monthly installments of $19,323 from June 3, 2012, including interest at 6.25% to maturity, collateralized by the Sparky’s Rialto Self-Storage property	2,917,118	—

Mortgage notes payable in monthly installments of $31,443 through February 10, 2012, including interest at a fixed rate of 5.50%, collateralized by 15 model home properties	3,041,728	—

Mortgage notes payable in monthly installments of $20,153 through September 18, 2012, including interest at a fixed rate of 6.50%, collateralized by 4 model home properties	1,926,324	—

	$34,555,890	$26,995,502

The Company is in compliance with all conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable as of June 30, 2010 for the six month period ending December 31, 2010 and the four succeeding fiscal years and thereafter, are as follows:

Scheduled
Principal
Payments

Six month period ending December 31, 2010	$506,536
2011	1,036,279
2012	8,246,422
2013	663,245
2014	9,356,423
Thereafter	14,746,985

Total	$34,555,890

6. RELATED PARTY TRANSACTIONS
The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to C.I. Holding Group, Inc. and Subsidiaries (“CI”), a small shareholder in the Company that is approximately 35% owned by the Company’s executive management and to other affiliates. Total rents charged and paid by these affiliates was $12,487 and $24,974 for the three and six months ended June 30, 2010 and 2009, respectively.
The Company has entered into a property management agreement with CHG Properties, Inc. (“CHG”), a wholly-owned subsidiary of CI, to manage all of its properties at rates up to 5% of gross income. During the three months ended June 30, 2010 and 2009, the Company paid CHG total management fees of $101,304 and $89,230, respectively. During the six months ended June 30, 2010 and 2009, the Company paid CHG total management fees of $192,767 and $181,988, respectively.
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

		Weighted
		Average
		Exercise
	Shares	Price
Balance, December 31, 2007	21,266	$6.93
Options exercised	(14,204)	$7.76

Options outstanding and exercisable, December 31, 2008	7,062	$8.23
Options exercised	(5,610)	$8.23

Options outstanding and exercisable, December 31, 2009	1,452	$8.64
Options exercised	(1,452)	$8.64

Balance, June 30, 2010	—	—

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
The value of the nonvested shares was calculated based on the offering price of the shares in the most recent private placement offering, net of issuance costs or $8.60 per share adjusted for stock dividends since granted and assumed selling costs. The value of granted nonvested restricted stock granted during the six months ended June 30, 2010 and 2009 was $461,100 and $418,900, respectively. Compensation expense recorded during the three months ended June 30, 2010 and 2009 was $83,700 and $42,600, respectively. Compensation expense recorded during the six months ended June 30, 2010 and 2009 was $167,400 and $83,700, respectively. The remaining 98,016 nonvested restricted shares will vest in equal installments over the next one to four years.
A table of non-vested restricted shares granted and vested since December 31, 2008 is as follows:

Balance, December 31, 2008	27,228
Granted	43,985
Vested	(24,787)
Cancelled	(566)

Balance, December 31, 2009	45,860
Granted	53,616
Vested	(1,050)
Cancelled	(410)

Balance, June 30, 2010	98,016

Stock Dividend. The Company’s Board of Directors declared stock dividends on common shares to all Shareholders of record and at rates shown in the table below:

		Stock	Common Stock
Date of Declaration	Record Date	Dividend Rate	Value	Shares	Amount
December 4, 2009	January 1, 2010	5%	$8.60	482,027	$4,145,432
The stock dividend was issued on January 2, 2010.

Cash Dividends. Cash dividends declared per common share for the six months ended June 30, 2010 and 2009 were $0.286 and $0.30, respectively. The dividend paid to stockholders of the Series AA Preferred for the three months ended June 30, 2010 and 2009 was $34,447 and $43,925, or an annualized portion of the 7% of the liquidation preference of $25 per share. The preferred shares were redeemed in May 2010.
Sale or other issuance of Common Stock. During the six months ended June 30, 2010, the net proceeds from the sale of 886,432 shares of common stock was $7,500,033. In addition, 2,000 shares of common stock were issued in connection with the conversion of $20,000 of preferred stock during the six months ended June 30, 2010. During the six months ended June 30, 2009, the net proceeds from the sale of 1,120,405 shares of common stock was $9,467,133.
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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Office Properties:
Rental income	$1,226,652	$781,927	$2,268,971	$1,467,138
Property and related expenses	621,962	406,806	1,119,339	769,092

Net operating income, as defined	604,690	375,121	1,149,632	698,046
Equity in (losses) from real estate ventures	—	(60,659)	(22,378)	(142,661)
Residential Properties:
Rental income	338,786	—	491,665	—
Property and related expenses	48,235	—	85,599	—

Net operating income, as defined	290,551	—	406,066	—
Equity in earnings from real estate ventures	—	35,413	24,147	37,690
Retail Properties:
Rental income	417,385	366,774	826,741	752,549
Property and related expenses	117,824	112,033	247,945	239,116

Net operating income, as defined	299,561	254,741	578,796	513,433
Equity in earnings from real estate ventures	—	12,644	—	20,016
Self Storage Properties:
Rental income	476,736	162,522	885,858	325,106
Property and related expenses	337,158	93,699	606,758	187,680

Net operating income, as defined	139,578	68,823	279,100	137,426
Equity in earnings from real estate ventures	—	13,196	—	28,851

Mortgage loan activity:
Interest income	14,738	14,738	29,314	29,314

Reconciliation to Net Income Available to Common Shareholders:
Total net operating income, as defined, for reportable segments	1,349,118	714,017	2,444,677	1,322,115
Unallocated other income:
Total other income	13,104	20,883	25,443	22,274
Unallocated other expenses:
General and administrative expenses	805,319	518,790	1,567,788	1,069,462
Interest expense	498,909	224,623	876,064	451,179
Depreciation and amortization	889,681	506,944	1,667,163	1,000,467

Net loss	(831,687)	(515,457)	(1,640,895)	(1,176,719)
Noncontrolling interests	57,719	—	94,495	—

Net loss	(889,406)	(515,457)	(1,735,390)	(1,176,719)
Preferred dividends	(12,484)	(21,962)	(34,447)	(43,925)

Net loss attributable to common shareholders	$(901,890)	$(537,419)	$(1,769,837)	$(1,220,644)

	June 30,	December 31,
	2010	2009

Assets:
Office Properties:
Land, buildings and improvements, net (1)	$44,640,159	$31,554,488
Total assets (2)	45,615,644	32,652,322
Investment in real estate ventures	—	12,665,799

Residential Property:
Land, buildings and improvements, net	9,180,900	1,571,935
Total assets	9,248,398	1,594,248
Investment in real estate ventures	—	1,526,830

Retail Properties:
Land, buildings and improvements, net (1)	17,433,791	17,574,262
Total assets (2)	17,626,385	17,746,702

Self-Storage Properties:
Land, buildings and improvements, net (1)	25,873,148	21,241,275
Total assets (2)	25,980,721	21,364,770

Mortgage loan activity:
Mortgage receivable and accrued interest	920,216	920,216
Total assets	920,216	920,216

Reconciliation to Total Assets:
Total assets for reportable segments	99,391,364	88,470,887
Other unallocated assets:
Cash and cash equivalents	10,125,688	9,298,523
Prepaid expenses and other assets, net	4,041,318	2,222,427

Total Assets	$113,558,370	$99,991,837

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.

(2)	Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	Six Months Ended June 30,
	2010	2009
Capital Expenditures:(1)
Office Properties:
Acquisition of operating properties	$—	$11,124,800
Capital expenditures and tenant improvements	483,238	312,201

Residential Property:
Acquisition of operating properties (2)	—	981,750

Retail Properties:
Capital expenditures and tenant improvements	89,559

Self Storage Properties:
Acquisition of operating properties	4,875,000
Capital expenditures and tenant improvements	31,587	—

Total Reportable Segments:
Acquisition of operating properties	4,875,000	11,124,800
Capital expenditures and tenant improvements	604,384	312,201

Total real estate investments	$5,479,384	$11,437,001

Total investments in real estate ventures	$—	$981,750

(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

(2)	Included in investments in real estate ventures.
9. SUBSEQUENT EVENTS
Following the recent acquisition of the Dubose Model Homes business, the Company has formed a new REIT and two other related entities. The new REIT subsidiary is NetREIT Dubose Model Homes REIT, Inc (“NDMHR”), a Maryland Corporation. NDMHR has been formed primarily to invest in properties containing residential family dwellings constructed by builders for the purpose of showing the builder’s floor plans, optional features and workmanship (“Model Homes”). NDMHR intends to purchase Model Homes from home builders, or developers, and to lease back such Model Homes to their respective builders as unoccupied units, generally for a lease term of one to three years, after which the NDMHR intends to sell such Model Homes. NDMHR intends to own substantially all of its assets and conduct its operations through a newly formed operating partnership called NetREIT Dubose Model Home REIT, LP (“Operating Partnership”) which is a Delaware limited partnership.
In July 2010, the Company capitalized NDMHR with a contribution of its investments in Dubose Acquisition Partners II and III and funded a $1.2 million convertible promissory note. NDMHR has also commenced raising outside investor capital through a Private Placement Memorandum (“PPM”). NDMHR intends to sell 1 million shares of its common stock at $10.00 per share, or $10 million under the initial offering. The Company also has the option to increase the maximum offering amount to 2 million shares or $20 million.
The Company formed NetREIT Advisors, LLC, a Delaware limited liability company, to serve as the Advisor to NDMHR for managing, directing and supervising the operations and administration of the NDMHR.
CHG Properties, Inc., an affiliate of the Company, will serve as the property manager for the Operating Partnership.
Effective August 4, 2010, NetREIT, a California Corporation, merged into NetREIT, Inc., a Maryland Corporation with NetREIT, Inc. becoming the surviving Corporation. As a result of the merger, NetREIT is now incorporated in the State of Maryland.

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
FACTORS THAT MAY INFLUENCE FUTURE RESULTS OF OPERATIONS
Growth and Expansion. During the last three years, we have completed the acquisition of fourteen income producing properties and we built our operational and administrative infrastructure, including hiring a staff of quality employees, to give us the capability to become a large real estate investing company as well as having the resources to deal with the additional burden of compliance with the U.S. Securities and Exchange Commission (“SEC”) rules and regulations. In March 2010, we added the Dubose Model Homes division with six new employees and a long history in the business of the purchase and lease back of model homes from builders. In the process, and in addition to the cost of changing our state of incorporation from California to Maryland, our general and administrative expenses have increased at a greater rate than our operating income, resulting in net losses of $889,406 and $1,735,390 for the three months and the six months ended June 30, 2010 and 2009, respectively. As we begin to generate revenues from the start-up of the Model Home business and as our recently acquired properties become stabilized and we continue to make additional property acquisitions, we expect revenues less rental operating costs to increase at a greater rate than our general and administrative costs. Therefore, we anticipate that our net loss will decline in the future
During the last twelve months we also experienced rapid growth, having increased capital by approximately 36% to $75.6 million at June 30, 2010 from $55.5 million at June 30, 2009. Our investment portfolio, consisting of real estate assets, lease intangibles, investment in real estate ventures, land purchase option and mortgages receivable, have increased by approximately 33% to $98.0 at June 30, 2010 compared to $73.9 million at June 30, 2009. The primary source of the growth in the portfolio over this period was attributable to increase in capital from the net proceeds of approximately $30.0 million from the sale of additional equity securities.
Our ability to grow and make new investments is highly dependent upon our ability to procure external financing. Our principal source of external financing has been the issuance of common stock and long-term mortgages secured by the properties. We currently have nine unencumbered properties that we could borrow and secure such borrowing with those properties.
Acquisitions. As part of our growth strategy, we continually evaluate selected property acquisition opportunities. We are presented and continually evaluate potential acquisitions and at any point, may have multiple acquisitions under consideration at various stages from initial review, negotiation and due diligence stages of completing a transaction while pending the clearance of certain contingencies as well. During the first quarter of 2010, we did not complete any acquisitions. During the second quarter of 2010, we completed the acquisition of the Sparky’s Rialto Self-Storage (formerly known as Las Colinas Self-Storage) located in Rialto, California. The purchase price was $4.9 million. The property consists of approximately 7.5 acres of land, 101,343 rentable square feet and approximately 771 self storage units.

We actively seek potential acquisitions through regular communications with real estate brokers, banks and other third parties. We are currently under contract to acquire the following properties:
A single tenant office building in San Diego, California consisting of 39,800 square feet. We expect to purchase the property with cash on hand and to assume an existing mortgage loan of approximately 60% of the purchase price with interest at 6.1% through the maturity date of 2016. We also expect this purchase to close in the third quarter of 2010.
A multi-tenant office building in San Diego, California consisting of 57,685 square feet. The property is approximately 87% occupied. We expect to purchase the property with cash on hand and with a mortgage loan of approximately 50% of the purchase price with interest at 4.65% for the first five years. We expect the purchase to close in the third quarter of 2010.
We cannot provide assurances that the pending acquisitions described above will be consummated.
Economic Outlook. During 2010 the commercial real estate sector has seen an improvement based on transactions and stabilization of vacancies following the economic and financial crisis of 2008 and 2009. However, the current economic environment is still characterized by a residential housing slump, depressed commercial real estate valuations, weak consumer confidence, high unemployment and concerns of inflation/deflation. The credit markets have been affected by numerous financial systems around the world that have become illiquid and more are expected in 2010. Banks have become less willing to lend to other banks and borrowers, including us.
The new Dodd-Frank Wall Street Reform and Consumer Protection Act which was signed into law by President Obama in July 2010 will undoubtedly impact the capital-intensive commercial real estate market, however, it may be years before the full extent of the impact will be known. The new law will have a huge impact on the lending practices, capital requirements and involvement and co-investment in private equity fundraising. The new legislation will have a more significant impact on private equity real estate than on real estate investments trusts (REITs). We may be impacted by increased costs of bank debt, however, we have access to many types of borrowings such as insurance companies.
The conditions described above have created an environment of limited financing alternatives for acquiring properties as lending institutions have cut back on making loans and tightened credit standards. Continued market volatility could impact our ability to finance future property acquisitions on attractive terms. In addition, this difficult economic environment may make it difficult for our tenants to continue to meet their obligations to us.
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
In light of the highly distressed nature of the commercial real estate economy in 2009 and into 2010, we exercised extreme caution with respect to potential property acquisitions, and consequently we consummated fewer property acquisitions which resulted in the accumulation of significant cash balances that earn us a very low yield. In addition, our current cash flow from operating activities has been significantly impacted by the increase in general and administrative expenses required to facilitate our growth. We anticipate that as our existing properties are stabilized and fully reflected in the annual cash flow and as we acquire additional properties with the significant cash balances and ongoing net proceeds from our private offering of common stock, our revenues will increase at a faster rate than our general and administrative expenses due to efficiencies of scale. We therefore believe that when all properties are operating at stabilized rates, when excess available cash on hand is fully invested with future cash and with acquisitions from continuing capital raising activities, we will be able to fund our future distributions to our shareholders from cash flow from operations.
As of June 30, 2010, the Company owned or had an equity interest in seven office buildings (“Office Properties”) which total approximately 354,000 rentable square feet, three retail shopping centers and a 7-Eleven property (“Retail Properties”) which total approximately 85,000 rentable square feet, five self-storage facilities (“Self-Storage Properties”) which total approximately 487,000 rentable square feet, investments in two limited partnerships with 19 model homes and one 39 unit apartment building (“Residential Properties”). Effective March 1, 2010 the Company obtained the rights to manage the role of the general partner for these two partnerships and, as a result, has consolidated this partnership as its activity as managing the role of the general partner.

Our properties are located primarily in Southern California and Colorado with a single property located in Wyoming. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year, or has been operating for three years. Our geographical clustering of assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas. Most of our office and retail properties are leased to a variety of tenants ranging from small businesses to large public companies, many of which do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having net leases that require the tenant to pay all of the operating expense (Net, Net, Net Leases) or pay increases in operating expenses over specific base years.
Most of our office leases are for terms of 3 to 5 years with annual rental increases built into such leases. In general, we have been experiencing decreases in rental rates in many of our submarkets due to continuing recessionary conditions and other related factors when leases expire and are extended. We cannot give any assurance that as the older leases expire or as we add new tenants that rental rates will be equal to or above the current market rates. Also decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have a negative effect on our future financial condition, results of operations and cash flow.
The Residential Properties and Self-Storage Properties are rented pursuant to a rental agreement that is for no longer than 6 months. The Self-Storage Properties are located in markets having other self-storage properties. Competition with these other properties will impact our operating results of these properties, which depends materially on our ability to timely lease vacant self-storage units, to actively manage unit rental rates, and our tenants’ ability to make required rental payments. To be successful, we must be able to continue to respond quickly and effectively to changes in local and regional economic conditions by adjusting rental rates of these properties within their regional market in Southern California. We depend on advertisements, flyers, websites, etc. to secure new tenants to fill any vacancies.

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
We believe that we have met all of the REIT distribution and technical requirements for the six months ended June 30, 2010 and for the year ended December 31, 2009.
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
The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to recruit a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $107,877 and $91,498 for the three months ended June 30, 2010 and 2009, respectively. Amortization expense related to these assets was $217,074 and $188,206 for the six months ended June 30, 2010 and 2009, respectively.
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
As of June 30, 2010 and December 31, 2009, we did not classify any properties as held for sale.

Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the three months ended June 30, 2010 and 2009, was $753,178 and $415,446, respectively. Depreciation expense for buildings and improvements for the six months ended June 30, 2010 and 2009, was $1,397,186 and $818,978, respectively.
Impairment of Real Estate Assets. We review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the our best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at December 31, 2009 and 2008 and, as of June 30, 2010, management does not believe that any indicators of impairment were evident.
Our strategy is to hold properties for long-term use. If our strategy and or market conditions change or we decide to dispose of an asset, we may be required to recognize an impairment loss to reduce the property to the lower of carrying amount or fair value and such a loss could potentially be material and could adversely affect our results of operations.
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
We are required to perform a test for impairment of other definite and indefinite lived intangible assets at least annually, and more frequently as circumstances warrant. Our testing date is the end of our calendar year. Based on our current reviews, no impairment was deemed necessary at December 31, 2009 or 2008 and, as of June 30, 2010, management does not believe that any indicators of impairment were evident.
Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2009 or 2008 and, as of June 30, 2010, management does not believe that any indicators of impairment were evident.
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

Under the equity method, our investment in real estate ventures is stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on our ownership interest in the earnings of each of the unconsolidated real estate ventures. For the purposes of presentation in the statement of cash flows, we follow the “look through” approach for classification of distributions from joint ventures. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture’s sale of assets) in which case it is reported as an investing activity. Management assesses whether there are any indicators that the value of our investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. The Company did not have any investments in real estate ventures as of June 30, 2010. No impairment charges were recognized for the year ended December 31, 2009.
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
Certain of our leases currently contain rental increases at specified intervals. We record as an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts, we record a direct write-off of the specific rent receivable. No such reserves related to deferred rent receivables have been recorded as of June 30, 2010 or December 31, 2009.
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

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS
Our results of operations for the three and six months ended June 30, 2010 and 2009 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense, general and administrative expense and depreciation and amortization will significantly increase in future periods as a result of the assets acquired over the last three years and as a result of anticipated growth through future acquisitions of real estate related investments.
RECENT EVENTS HAVING SIGNIFICANT EFFECT ON RESULTS OF OPERATIONS COMPARISONS
Property Acquisitions
In January 2009, we acquired the Morena Office Center, an office building located in San Diego, California. The purchase price for the property was $6.6 million. We purchased the property with $3.4 million cash and a $3.2 million draw on our former line of credit facility. This property consists of approximately 26,784 square foot building on approximately 0.62 acres. There are a full three months of results of operations for this property included for the quarters ended June 30, 2009 and June 30, 2010. There are also a full six months included in the six months ended June 30, 2009 and June 30, 2010.
In February 2009, we formed Fontana Medical Plaza, LLC (“FMP”) with Fontana Dialysis LLC and we are the Managing Member and 51% owner of FMP. On February 19, 2009, FMP assumed an agreement to purchase the Fontana Medical Plaza located in Fontana, California. The purchase price for the property was $1,900,000. We purchased the property with $800,000 cash and a $1,100,000 draw on our former line of credit facility. The property consists of approximately 10,500 square feet and was unoccupied at the time of acquisition. The FMP has also assumed a lease agreement for a tenant to occupy 100% of the building for ten years with three five year renewal options. The new tenant commenced paying rent in November 2009. The lease agreement requires annual rent payments during the first five years of $259,973 increasing by 12.5% on the fifth year anniversary and on each five year anniversary thereafter. There are a full three months of results of operations for this property included for the quarters ended June 30, 2009 and June 30, 2010. There are approximately five months of operations included in the six months ended June 30, 2009 and a full six months of operations included in the six months ended June 30, 2010.
In March 2009, we acquired The Rangewood Medical Office Building (“Rangewood”) located in Colorado Springs, Colorado. The purchase price for the property was $2.6 million. We purchased the property with $200,000 cash and a $2,430,000 draw on our former line of credit facility. Rangewood is a 3-story, Class A medical office building of approximately 18,222 rentable square feet. There are a full three months of results of operations for this property included for the quarters ended June 30, 2009 and June 30, 2010. There are approximately four months of operations included in the six months ended June 30, 2009 and a full six months of operations included in the six months ended June 30, 2010.
In August 2009, we acquired Sparky’s Thousand Palms Self-Storage (formerly known as Monterey Palms Self-Storage) (“Thousand Palms”) located in Thousand Palms, California. The purchase price for the Property was $6.2 million. We paid the purchase price through a cash payment of $1.5 million which was applied to closing costs and fees and to an existing loan secured by Thousand Palms, and assumed a nonrecourse, variable interest rate, promissory note with a principal balance after the closing of $4.7 million. The property consists of nine (9) single story, Class A buildings, constructed of reinforced concrete masonry and metal construction with 113,126 rentable square feet comprised of 549 storage units which range in size from 25 to 300 square feet, and 94 enclosed RV and boat storage units that range in size from 150 to 600 square feet. There are no results of operations for this property included for the quarter ended June 30, 2009 and a full three months of operations included for the quarter ended June 30, 2010. There are no results of operations included in the six months ended June 30, 2009 and a full six months included in the six months ended June 30, 2010.

In December 2009, we completed the acquisition of Sparky’s Hesperia East Self-Storage (formerly known as St. Thomas Self-Storage) located in Hesperia California. The purchase price for the property was $2.8 million. We paid the purchase price through a cash payment of $1.1 million and a promissory note in the amount of $1.7 million. The Property consists of sixteen (16) single story, Class A buildings, constructed of reinforced concrete masonry and metal construction with 72,940 rentable square feet comprised of 479 storage units which range in size from 25 to 300 square feet. The property also includes an onsite lobby and management offices as well as a manager’s living quarter. There are no results of operations for this property included for the quarter ended June 30, 2009 and a full three months of operations included for the quarter ended June 30, 2010. There are no results of operations included in the six months ended June 30, 2009 and a full six months included in the six months ended June 30, 2010.
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
In May 2010, the Company completed the acquisition of Sparky’s Rialto Self Storage (Formerly known as Las Colinas Self Storage) located in Rialto, California. The purchase price was $4.9 million. The Company paid the purchase price through a cash payment of approximately $2.0 million and a promissory note in the amount of approximately $2.9 million. The property consists of approximately 7.5 acres of land, 101,343 rentable square feet and approximately 771 self storage units. There are no results of operations for this property included for the quarter ended June 30, 2009 and a approximately one month of operations included for the quarter ended June 30, 2010. There are no results of operations included in the six months ended June 30, 2009 and approximately two months included in the six months ended June 30, 2010.
Sales of Undivided Interests in Properties and Subsequent Conversion to Partnerships – Accounting Implications.
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
The results of operations for the three months ended March 31, 2009 were reported under the equity method of accounting. Due to the change in ownership structure and control, the partnership results of operations were consolidated with the results of operations of the Company for the three and six months ended June 30, 2010.

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
The results of operations for the three and six months ended June 30, 2009 were reported under the equity method of accounting. Due to the change in ownership structure and control, the partnership results of operations were consolidated with the results of operations of the Company for the three months and six months ended June 30, 2010.
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
The results of operations for the three and six months ended June 30, 2009 and the first month of 2010 were reported under the equity method of accounting. Due to the change in ownership structure and control, the partnership results of operations were consolidated with the results of operations of the Company for the three months ended June 30, 2010 and for five of the six months ended June 30, 2010.

Financing
In February 2005, we commenced a private placement offering of up to $50 million of (i) Series AA Preferred Stock and (ii) units, each unit consisting of two shares of our common stock and a warrant to purchase one share of our common stock at an exercise price of $12.00 (now $9.87, as adjusted for stock dividends) exercisable as of the date of issuance. These warrants expired on March 31, 2010. Each Unit was priced at $20.00 and the Series AA Preferred Stock was priced at $25.00 per share. A total of 433,204 Units were sold in this offering comprising an aggregate of 433,204 warrants to purchase common stock and 866,408 shares of common stock, and a total of 50,200 shares of the Series AA Preferred Stock were sold in this offering. All of the preferred stock was redeemed at liquidation value in May 2010.
In October 2006 we terminated our offering of Series AA Preferred Stock and Units, and we commenced a new offering of up to $200 million in shares of our common stock at a price of $10.00 per share. Net proceeds received from these offerings, after commissions, due diligence fees, and syndication expenses, were approximately $7.5 million for the six months ended June 30, 2010 and $9.5 million for the six months ended June 30, 2009. The net proceeds were primarily used to acquire properties and to expand our administrative staff and support capabilities to levels commensurate with our increasing assets and staff requirements. The Company has accumulated cash balances in 2010 as we attempt to acquire additional properties. The Company is currently under contract to purchase two office buildings.
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
In connection with the sale of two properties to unrelated tenants in common during 2008, we received mortgage notes receivable totaling $920,216 with interest rates ranging from 6.25% to 6.50% and due dates of October 1, 2013. The loans call for interest only payments and both were current as of June 30, 2010. Both notes are secured by the mortgagee’s interest in their respective property.
As of June 30, 2010 and December 31, 2009, the aggregate total of mortgage notes receivable outstanding is $920,216, or less than 1% of total assets.

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009
Revenues
Non-GAAP Supplemental Financial Measure: Rental Income and Rental Operating Costs before adjustment for Properties Accounted for Under the Equity Method.
As explained above under “Sales of Undivided Interests in Properties- Accounting Implications” we sold partial interests in four of our properties. Originally, the properties were held as tenants in common (“TIC”) with the other investors. While held as a TIC, the investor had certain protective and participating rights of ownership that prevented us from reporting the results of operations from the property on a gross rental income and rental operating cost basis. Instead, under the equity method used for GAAP purposes, we reported only its share of net income based upon its percentage share of its investment in the less than wholly owned property. For the first six months of 2009 all results of operations for these properties were reported under the equity method. In late 2009, the ownership of the three of the four properties converted from TIC interests to limited partnerships.
Effective February 1, 2010, Garden Gateway Plaza, the last property held under TIC ownership also converted to limited partnership.
As a result of the change in the Company’s ability to influence and control the Partnerships, we began to account for the partnerships as subsidiaries of the Company and they are fully consolidated in the financial statements. Our year to year comparability has been affected by this change in accounting methodology. For the first six months of 2010, the results for all properties that were accounted for under the equity method in 2009 except for the Garden Gateway Plaza results of operations are fully consolidated. Garden Gateway Plaza is included on a fully consolidated basis for five months in the six month period ended June 30, 2010. All the aforementioned properties were accounted for under the equity method for the three months and six months ended June 30, 2009.
Effective March 1, 2010, in connection with the Dubose Model Home acquisition described above under Recent Events, the Company also had a change in its ability to influence and control its investments in two limited partnerships investments we acquired in 2009. As a result, the accounting methodology was changed from equity method to full consolidation for the full three of the three months ended June 30, 2010 and for four of the six months ended June 30, 2010.
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

	Three months ended June 30, 2010			Three months ended June 30, 2009
		Equity Method			Equity Method
	As Reported	Adjustments	Grossed-up	As Reported	Adjustments	Grossed-up

Rental income	$2,459,559	$—	$2,459,559	$1,311,223	$639,880	$1,951,103

Rental operating costs	1,125,179	—	1,125,179	612,538	261,578	874,116

Net operating income	$1,334,380	$—	$1,334,380	$698,685	$378,302	$1,076,987

Rental income as reported, was $2,459,559 for the three months ended June 30, 2010, compared to $1,311,223 for the same period in 2009, an increase of $1,148,336, or 87.6%. On a “grossed-up” basis, rental income was the same $2,459,559, for the three months ended June 30, 2010, compared to $1,951,103 for the same period in 2009, an increase of $508,456, or 26.1%. The increase in rental income as reported in 2010 compared to 2009 is primarily attributable to:
•
The addition of two properties acquired in 2009 and consolidating our investment in two limited partnerships, which generated an additional $463,969 of rent revenue in the three month period ended June 30, 2010 compared to the same period in 2009;

•	An increase of 72,945 in the three month period ended June 30, 2010 for same properties owned for both of the three month periods; and
•
Rental income was increased by approximately $611,477 for properties accounted for under the equity method of accounting in 2009 and excluded from rental income and converted to the full consolidation in 2010 as discussed above.

Rental revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2009 for an entire year and future acquisitions of real estate assets.
Interest income was $27,842 for the three months period ended June 30, 2010, compared to $35,621 for the same period in 2009, a decrease of $7,779, or 21.8%. The decrease was primarily attributable to a decrease in cash balances in 2010 that were invested in interest bearing accounts.
Rental Operating Expenses
Rental operating expenses were $1,125,179 for the three month period ended June 30, 2010 compared to $612,538 for the same period in 2009, an increase of $512,641, or an increase of 83.7%. The increase in operating expense year over year is primarily attributable to the same reasons that rental revenue increased. Rental operating expenses on a “grossed-up” basis as a percentage of “grossed-up” rental income was 45.7% and 44.8% for the three months ended June 30, 2010 and 2009, respectively. The increase in operating expenses as a percentage of revenue is due to the addition of three self-storage facilities that were non-stabilized at the time of acquisition. Two of these properties were added in the second half of 2009 and one was added in May 2010. As these facilities become stabilized, operating expenses as a percentage of rent income will decline due to the fixed nature of the operating expenses.
Rental operating expenses are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Interest Expense
Interest expense, including amortization of deferred finance charges, increased by $274,286, or 122.1% during the three month period ended June 30, 2010 compared to the same period in 2009. The primary reason for the increase is attributable to interest expense on the Garden Gateway Plaza property that had been included in equity in earnings (losses) of real estate ventures since the sale of an undivided interest in Garden Gateway in October 2008 through January 31, 2010. Effective February 1, 2010, the Garden Gateway Plaza property is consolidated in the financial statements. Interest on the Garden Gateway loan included in interest expense during the three months ended June 30, 2010 was $151,578, compared to zero interest that was included for the same period in 2009. The balance of the increase in interest expense was due to the addition of two new mortgage notes payable issued in the second half of 2009, the addition of interest expense on the Dubose Acquisition Partners II and III limited partnerships and a new mortgage note payable with the acquisition of Sparky’s Rialto. During the three month period ended June 30, 2010, the average balance of the mortgage loans on eight of the properties was $33.7 million while the average for the same period in 2009 on five properties was $23.5 million. The weighted average interest rate as of June 30, 2010 was 5.84% compared to 6.10% as of June 30, 2009.
The following is a summary of our interest expense on loans by property for the three months ended June 30, 2010 and 2009:

	Date Acquired	2010	2009

Havana/Parker Complex	June 2006	$55,369	$56,478
Garden Gateway Plaza	March 2007	151,578	—
World Plaza	September 2007	44,068	45,987
Executive Office Park	July 2008	—	48,293
Waterman Plaza	August 2008	60,803	61,881
Sparky’s Thousand Palms Self-Storage	August 2009	63,182	—
Sparky’s Hesperia East Self-Storage	December 2009	22,137	—
Interest on Dubose Acquisition Partners II and III notes	2009	73,501	—
Sparky’s Rialto Self-Storage	May 2009	21,498
Amortization of deferred financing costs		6,773	11,984

		$498,909	$224,623

General and Administrative Expenses
General and administrative expenses increased by $286,529 to $805,319 for the three months ended June 30, 2010, compared to $518,790 in the same period in 2009. As a percentage of rental income, including rental income from joint ventures, general and administrative expenses were 32.7% and 26.6% for the three months ended June 30, 2010 and 2009, respectively. In comparing our general and administrative expenses with other REITs, you should take into consideration that we are a self administered REIT, which means such expenses are greater for us than an advisory administered REIT.
For the three months ended June 30, 2010, our salaries and employee related expenses increased $239,443 to $452,887 compared to $213,444 for the same three months in 2009. The increase in salary and employee expenses in 2010 was attributable to the Company adding six employee’s in connection with the Dubose Model Home acquisition that will not generate revenue until the model home division is fully functional which is expected to occur in the third quarter, 2010. In addition, the Company hired a Senior Vice-President – Asset Management, with extensive real estate experience, to manage the existing portfolio and to help with growing the Company through identification of potential property acquisitions. Further, the vesting of non-cash compensation related to restricted stock grants to employees was approximately $12,300 greater for the three months ended June 30, 2010 compared to the same period in 2009. We anticipate an increase in staff and compensation costs as our capital and portfolio continue to increase. However, we anticipate that these costs as a percentage of total revenue will decline in future years.
Legal, accounting and public company related expenses and decreased by $9,308, to $126,460 for the three month period ended June 30, 2010, compared to $133,841 during the same period in 2009. The decrease is primarily due to the prior year accounting effort responding to the Securities and Exchange (“SEC”) inquiries and completing the year end 2009 audit and SEC filings for all of 2008 through the first quarter 2009. In the second quarter 2009, the Company incurred approximately $70,000 in audit fees compared to less than $20,000 in the second quarter 2010. In addition, for the three months ended June 30, 2009, the Company incurred approximately $17,000 in legal fees in connection with our SEC inquiries. The second quarter 2010 is also higher than a normal quarter due to additional costs associated with the legal costs incurred with respect to the Company’s effort to reincorporate in the state of Maryland which was approved by shareholders in May 2010. The legal fees and additional proxy solicitation costs associated with the Maryland reincorporation were approximately $140,000 of expense incurred during the three months ended June 30, 2010.
Directors’ compensation expense that consisted of non-cash amortization of restricted stock grants was approximately $19,800 higher for the three months ended June 30, 2010 over the same period in prior year due to the addition of a new independent director and an additional annual grant of restricted stock to all independent directors.
Net Loss
Net loss for the three months ended June 30, 2010 was $889,406, or $0.08 loss per share, compared to a net loss for the three months ended June 30, 2009 of $515,457, or $0.07 loss per share. The increase in net loss of $373,949 in the three month period ended June 30, 2010 was primarily attributable to increased general and administrative expenses and depreciation expense, as discussed above.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009
Revenues
Non-GAAP Supplemental Financial Measure: Rental Income and Rental Operating Costs before adjustment for Properties Accounted for Under the Equity Method.
As explained above under “Sales of Undivided Interests in Properties- Accounting Implications” we sold partial interests in four of our properties. Originally, the properties were held as tenants in common (“TIC”) with the other investors. While held as a TIC, the investor had certain protective and participating rights of ownership that prevented us from reporting the results of operations from the property on a gross rental income and rental operating cost basis. Instead, under the equity method used for GAAP purposes, we reported only its share of net income based upon its percentage share of its investment in the less than wholly owned property. For the first six months of 2009 all results of operations for these properties were reported under the equity method. In late 2009, the ownership of the three of the four properties converted from TIC interests to limited partnerships.
Effective February 1, 2010, Garden Gateway Plaza, the last property held under TIC ownership also converted to limited partnership.
As a result of the change in the Company’s ability to influence and control the Partnerships, we began to account for the partnerships as subsidiaries of the Company and they are fully consolidated in the financial statements. Our year to year comparability has been affected by this change in accounting methodology. For the first six months of 2010, the results for all properties that were accounted for under the equity method in 2009 except for the Garden Gateway Plaza results of operations are fully consolidated. Garden Gateway Plaza is included on a fully consolidated basis for five months in the six month period ended June 30, 2010. All the aforementioned properties were accounted for under the equity method for the three months and six months ended June 30, 2009.
Effective March 1, 2010, in connection with the Dubose Model Home acquisition described above under Recent Events, the Company also had a change in its ability to influence and control its investments in two limited partnership investments that we acquired in 2009. As a result, the accounting methodology was changed from equity method to full consolidation for the full three of the three months ended June 30, 2010 and for four of the six months ended June 30, 2010.
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

	Six months ended June 30, 2010			Six months ended June 30, 2009
		Equity Method			Equity Method
	As Reported	Adjustments	Grossed-up	As Reported	Adjustments	Grossed-up

Rental income	$4,473,235	$138,746	$4,611,981	$2,544,793	$1,284,363	$3,829,156

Rental operating costs	2,059,641	58,638	2,118,279	1,195,888	528,243	1,724,131

Net operating income	$2,413,594	$80,108	$2,493,702	$1,348,905	$756,120	$2,105,025

Rental income as reported, was $4,473,235 for the six months ended June 30, 2010, compared to $2,544,793 for the same period in 2009, an increase of $1,928,442, or 75.8%. On a “grossed-up” basis, rental income was $4,611,980, for the six months ended June 30, 2010, compared to $3,829,156 for the same period in 2009, an increase of $782,824 or 20.4%. The increase in rental income as reported in 2010 compared to 2009 is primarily attributable to:
•
The addition of three properties acquired in 2009 and 2010 and consolidating our investment in two limited partnerships, which generated an additional $686,032 of rent revenue in the six month period ended June 30, 2010 compared to the same period in 2009;

•	An increase of 156,576 in the six month period ended June 30, 2010 for same properties owned for both of the six month periods; and
•
Rental income was increased by approximately $1,085,833 for properties accounted for under the equity method of accounting in 2009 and excluded from rental income and converted to the full consolidation in 2010 as discussed above.

Rental revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2009 for an entire year and future acquisitions of real estate assets.
Interest income was $54,757 for the six months period ended June 30, 2010, compared to $51,588 for the same period in 2009, an increase of $3,169, or 6.1%. The increase was primarily attributable to an increase in cash balances in 2010 that were invested in interest bearing accounts.
Rental Operating Expenses
Rental operating expenses were $2,059,641 for the six month period ended June 30, 2010 compared to $1,195,888 for the same period in 2009, an increase of $863,753, or an increase of 72.2%. The increase in operating expense year over year is primarily attributable to the same reasons that rental revenue increased. Rental operating costs on a “grossed-up” basis as a percentage of “grossed-up” rental income was 45.9% and 45.0% for the six months ended June 30, 2010 and 2009, respectively. The increase in operating expenses as a percentage of revenue is due to the addition of three self-storage facilities that were non-stabilized at the time of acquisition. Two of these properties were added in the second half of 2009 and one was added in May 2010. As these facilities become stabilized, operating expenses as a percentage of rent income will decline due to the fixed nature of the operating expenses.
Rental operating expenses are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Interest Expense
Interest expense, including amortization of deferred finance charges, increased by $424,885, or 94.2% during the six month period ended June 30, 2010 compared to the same period in 2009. The primary reason for the increase is attributable to interest expense on the Garden Gateway Plaza property that had been included in equity in earnings (losses) of real estate ventures since the sale of an undivided interest in Garden Gateway in October 2008 through January 31, 2010. Effective February 1, 2010, the Garden Gateway Plaza property is consolidated in the financial statements. Interest on the Garden Gateway loan included in interest expense during the three months ended June 30, 2010 was $253,155, compared to zero interest that was included for the same period in 2009. The balance of the increase in interest expense was due to the addition of two new mortgage notes payable issued in the second half of 2009, the addition of interest expense on the Dubose Acquisition Partners II and III limited partnerships and a new mortgage note payable with the acquisition of Sparky’s Rialto. During the six month period ended June 30, 2010, the average balance of the mortgage loans on eight of the properties was $31.1 million while the average for the same period in 2009 on five properties was $24.3 million. The weighted average interest rate as of June 30, 2010 was 5.84% compared to 6.10% as of June 30, 2009.
The following is a summary of our interest expense on loans by property for the three months ended June 30, 2010 and 2009:

	Date Acquired	2010	2009

Havana/Parker Complex	June 2006	$110,419	$112,607
Garden Gateway Plaza	March 2007	253,155	—
World Plaza	September 2007	88,625	92,438
Executive Office Park	July 2008	—	98,145
Waterman Plaza	August 2008	121,882	124,021
Sparky’s Thousand Palms Self-Storage	August 2009	126,688	—
Sparky’s Hesperia East Self-Storage	December 2009	44,627	—
Interest on Dubose Acquisition Partners II and III notes	2009	96,214	—
Sparky’s Rialto Self-Storage	May 2009	21,498	—
Amortization of deferred financing costs		12,956	23,968

		$876,064	$451,179

General and Administrative Expenses
General and administrative expenses increased by $498,326 to $1,567,788 for the six months ended June 30, 2010, compared to $1,069,462 in the same period in 2009. As a percentage of rental income, including rental income from joint ventures, general and administrative expenses were 34.0% and 27.9% for the three months ended June 30, 2010 and 2009, respectively. In comparing our general and administrative expenses with other REITs, you should take into consideration that we are a self administered REIT, which means such expenses are greater for us than an advisory administered REIT.
For the six months ended June 30, 2010, our salaries and employee related expenses increased $398,866 to $813,404 compared to $414,538 for the same six months in 2009. The increase in salary and employee expenses in 2010 was attributable to the Company adding six employee’s in connection with the Dubose Model Home acquisition that will not generate revenue until the model home division is fully functional which is expected to occur in the third quarter, 2010. In addition, the Company hired a Senior Vice-President – Asset Management, with extensive real estate experience, to manage the existing portfolio and to help with growing the Company through identification of potential property acquisitions. Further, the vesting of non-cash compensation related to restricted stock grants to employees was approximately $24,600 greater for the six months ended June 30, 2010 compared to the same period in 2009. We anticipate an increase in staff and compensation costs as our capital and portfolio continue to increase. However, we anticipate that these costs as a percentage of total revenue will decline in future years.
Legal, accounting and public company related expenses and increased by $32,315, to $319,577 for the six month period ended June 30, 2010, compared to $287,262 during the same period in 2009. The increase is primarily due to due to additional costs associated with the legal and proxy solicitation costs incurred with respect to the Company’s effort to reincorporate in the state of Maryland which was approved by shareholders in May 2010.
Directors’ compensation expense that consisted of non-cash amortization of restricted stock grants was approximately $39,600 higher for the six months ended June 30, 2010 over the same period in prior year due to the addition of a new independent director and an additional annual grant of restricted stock to all independent directors.
Net Loss
Net loss for the six months ended June 30, 2010 was $1,735,390, or $0.17 loss per share, compared to a net loss for the six months ended June 30, 2009 of $1,176,719, or $0.16 loss per share. The increase in net loss of $558,671 in the six month period ended June 30, 2010 was primarily attributable to increased general and administrative expenses and depreciation expense, as discussed above.

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
We believe that as a result of these negative trends, new mortgage financing will continue to be difficult to obtain, which may negatively impact our ability to finance future acquisitions. Long-term interest rates remain low by historical standards. On the other hand, we believe the negative trends in the mortgage markets will reduce property prices and may, in certain cases, reduce competition for those properties.
Cash and Cash Equivalents
At June 30, 2010, we had approximately $10.1 million in cash and cash equivalents compared to $9.3 million at December 31, 2009. We intend to use this cash to make additional acquisitions and for general corporate purposes.
Our cash and cash equivalents are held in accounts managed by third party institutions and consist of invested cash and cash in our operating accounts. During the six months ended June 30 2010 and for the twelve months ended December 31, 2009, we did not experience any loss or lack of access to our cash or cash equivalents.
Operating Activities
Net cash used in operating activities during the six months ended June 30, 2010 was approximately $0.9 million compared to net cash used in operating activities of approximately $0.3 million for the same period in 2009. The increase in cash used in operating activities was due to increased general and administrative expenses.
Investing Activities
Cash used in investing activities was approximately $5.6 million for the six months ended June 30, 2010. During this period, the Company acquired one property for $4.9 million, spent $0.6 million in capital expenditures and paid $0.3 million to purchase Dubose Model Homes. Net cash used in investing activities during the six months ended June 30, 2009 was approximately $11.7 million, which consisted of the purchase of three properties, our investment in DAP II and improvements totaling $12.4 million.

Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2010 was approximately $7.1 million, which primarily consisted of $7.5 million net proceeds from the sale and issuance of our common stock, $2.9 million in proceeds from mortgage notes payable used to finance the acquisition of one property, offset by a redemption of preferred stock and dividend payments of $1.2 and $1.3 million, respectively.
Net cash provided by financing activities for the three months ended June 30, 2009 was approximately $7.9 million, which primarily consisted of $9.5 million net proceeds from issuance of common stock, offset by dividend payments of $1.3 million.
Contractual Obligations
The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and interest payments on our fixed-rate debt at June 30, 2010 and provides information about the minimum commitments due in connection with our ground lease obligation. Our secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of such debt becoming immediately due and payable.

	Less than a year	1-3 Years	3-5 Years	More than 5 Years
	2010	(2011-2012)	(2013-2014)	(After 2014)	Total
Principal payments — secured debt	$506,536	$9,282,700	$10,019,668	$14,746,986	$34,555,890
Interest payments — fixed rate debt	849,578	3,219,550	2,148,802	739,455	6,957,385
Interest payments — Variable rate debt	125,433	488,412	464,771	2,557,922	3,636,538
Ground lease obligation (1)	20,040	41,194	43,820	1,115,294	1,220,348

	$1,501,587	$13,031,856	$12,677,061	$19,159,657	$46,370,161

(1)	Lease obligations represent the ground lease payments due on our World Plaza property.
We are in compliance with all conditions and covenants of our mortgage notes payable as of June 30, 2010.

Other Liquidity Needs
We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify and maintain our qualification as a REIT for federal income tax purposes. Accordingly, we intend to continue to make regular quarterly distributions to our common shareholders from cash flow from operating activities. We may be required to use borrowings or other sources of capital, if necessary, to meet REIT distribution requirements and maintain our REIT status. In the past, we have distributed cash amounts in excess of our taxable income resulting in a return of capital to our shareholders, and we currently have the ability to refrain from increasing our distributions while still meeting our REIT requirement for 2010. If our net cash provided by activities and gains on sale of real estate (assuming we are successful in selling any of our properties) do not exceed our intended distributions to our common shareholders, we would have to borrow funds or use proceeds of our ongoing common stock offering to pay the distribution or reduce or eliminate the distribution. We consider market factors and our historical and anticipated performance in addition to REIT requirements in determining our distribution levels.
Until proceeds from our offering are fully invested and our acquired properties are generating operating cash flow sufficient to fully cover distributions to our shareholders, we intend to pay a portion of the distributions to our shareholders from the proceeds of our ongoing common stock private placement offering or from borrowings in anticipation of future cash flows, as deemed appropriate.
Capitalization
As of June 30, 2010, our total debt as a percentage of total market capitalization was 23.3% which was calculated based on the offering price per share of our common stock of $10.00 under our ongoing current private placement of our common stock.

		Aggregate
		Principal
	Shares at	Amount or $	% of Total
	June 30,	Value	Market
	2010	Equivalent	Capitalization
Debt:
Total debt		$34,555,890	23.3%

Equity:
Common stock outstanding (1)	11,344,928	113,449,280	76.7%

Total Market Capitalization		$148,005,170

(1)	Value based on $10.00 per share the current price of shares being sold under the current private placement offering.

Off-Balance Sheet Arrangements
As of June 30, 2010 and December 31, 2010, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.
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
The following table presents our FFO for the three and six months ended June 30, 2010 and 2009. FFO should not be considered an alternative to net income (loss), as an indication of our performance, nor is FFO indicative of funds available to fund our cash needs or our ability to make distributions to our shareholders. In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of debt, each of which may impact the amount of cash available for distribution to our shareholders.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(889,406)	$(515,457)	$(1,735,390)	$(1,176,719)
Adjustments:
Preferred stock dividends	(12,484)	(21,962)	(34,447)	(43,925)
Depreciation and amortization (including depreciation expense of real estate ventures)	777,482	753,995	1,767,001	1,447,801
Amortization of finance charges	6,773	11,984	12,956	23,968

Funds from (used in) operations	$(117,635)	$228,560	$10,120	$251,125

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
Not required.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings. –
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
During the six months ended June 30, 2010, the Company sold 886,432 shares of its common stock for an aggregate net proceeds of $7,500,033. These shares were sold at a price of $10.00 per share in a private placement offering to a total of 140 accredited investors. Each issuee purchased their shares for investment and the shares are subject to appropriate transfer restrictions. The offering was made by the Company through selected FINRA member broker-dealer firms. The sales were made in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws contained in Section 4(2) of the Act and Rule 506 promulgated thereunder. In addition, the Company issued 2,000 shares to one individual through the redemption $20,000 of preferred stock.
During the six months ended June 30, 2010, the Company also sold 1,573,631 shares of its common stock to certain of its existing shareholders under its dividend reinvestment plan. The shares were sold directly by the Company without underwriters to a total of 1,308 persons participating in the plan. The Company sold these shares in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. Each issuee purchased the shares for investment and the shares are subject to appropriate transfer restrictions.
On January 2, 2010, the Company issued 482,027 shares of its common stock to 2,105 shareholders as a stock dividend declared in December 2009.
During the six months ended June 30, 2010, the Company issued 1,452 shares at an average exercise price of $8.23 upon the exercise of options by two of the Company’s Directors and one of its employees.
All shares issued in these offerings were sold for cash consideration. The Company used the net proceeds it received for the sale of these shares to acquire and/or maintain its real estate investments.
Issuer Purchases of Equity Securities.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	<Removed and Reserved>

Item 5.	Other Information.
None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description

3.1	Articles of Incorporation filed January 28, 1999 (1)

3.2	Certificate of Determination of Series AA Preferred Stock filed April 4, 2005 (1)

3.3	Bylaws of NetREIT (1)

3.4	Audit Committee Charter (1)

3.5	Compensation and Benefits Committee Charter (1)

3.6	Nominating and Corporate Governance Committee Charter (1)

3.7	Principles of Corporate Governance of NetREIT (1)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Series AA Preferred Stock Certificate (1)

4.3	Registration Rights Agreement 2005 (1)

4.4	Registration Rights Agreement 2007 (1)

10.1	1999 Flexible Incentive Plan (1)

10.2	NetREIT Dividend Reinvestment Plan (1)

10.3	Form of Property Management Agreement (1)

10.4	Option Agreement to acquire CHG Properties (1)

10.5	Employment Agreement as of April 20, 1999 by and between the Company and Jack K. Heilbron (2)

10.6	Employment Agreement as of April 20, 1999 by and between the Company and Kenneth W. Elsberry (2)

10.7	Lease Agreement by and between Philip Elghanian and DVA Healthcare Renal Care, Inc. dated February 6, 2009. (3)

10.8	Assignment and Assumption of Lease by and between Philip Elghanian and Fontana Medical Plaza, LLC. Dated February 19, 2009. (4)

10.9	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate between Philip Elghanian and Hovic Perian and Rima Perian dated September 8, 2008. (5)

10.10	Assignment and Assumption of Purchase Agreement Philip Elghanian and Fontana Medical Plaza, LLC. Dated February 19, 2009. (6)

10.11	Additional and/OR Amendment to Escrow Instructions between Fontana Medical Plaza, LLC and Hovic Perian and Rima Perian dated February 18, 2009. (7)

10.12	Buyer Final Closing Statement dated February 20, 2009. (8)

10.13	Loan Assumption and Security Agreement, and Note Modification Agreement. (9)

10.14	Promissory Note. (10)

31.1
Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.*

Exhibit
Number	Description

31.2
Certification of the Company’s Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. *

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

Date: August 6, 2010	NetREIT
	By:	/s/ Jack K. Heilbron
		Name:	Jack K. Heilbron
		Title:	Chief Executive Officer

	By:	/s/ Kenneth W. Elsberry
		Name:	Kenneth W. Elsberry
		Title:	Chief Financial Officer