Form 10-Q
period 2010-09-30
NETREIT, INC.
filed 2010-11-12
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period from _____ to _____

000-53673
(Commission file No.)
NetREIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization	33-0841255 (I.R.S. employer identification no.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒.

At November 8, 2010, registrant had issued and outstanding 11,795,463 shares of its common stock, $0.01 par value.

Index

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Index

NetREIT, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Real estate assets, net	$103,654,992	$69,829,603
Lease intangibles, net	1,417,739	719,857
Land purchase option	1,370,000	1,370,000
Investment in real estate ventures	—	14,192,629
Mortgages receivable and interest	920,216	920,216
Cash and cash equivalents	7,265,577	9,298,523
Restricted cash	285,394	296,395
Tenant receivables, net	123,232	163,875
Due from related party	44,795	20,081
Other assets, net	5,012,965	3,180,658

TOTAL ASSETS	$120,094,910	$99,991,837

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$39,291,022	$26,995,502
Accounts payable and accrued liabilities	3,121,406	1,923,811
Dividends payable	751,699	649,008
Tenant security deposits	314,791	258,455
Total liabilities	43,478,918	29,826,776

Commitments and contingencies

Shareholders’ equity:
Convertible Series AA preferred stock, $0.01 par value at September 30, 2010, no par value at December 31, 2009, $25 liquidating preference, shares authorized: 1,000,000; No shares issued and outstanding at September 30, 2010 (redeemed in May 2010); 50,200 shares issued and outstanding, liquidating value of $1,255,000 at December 31, 2009	—	1,028,916
Common stock Series A, $0.01 par value at September 30, 2010, no par value at December 31, 2009, shares authorized: 100,000,000; 11,793,661 and 10,224,262 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	117,937	85,445,674
Common stock Series B, $0.01 par value at September 30, 2010, no par value at December 31, 2009, shares authorized: 1,000, no shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Additional paid-in capital	98,978,739	433,204
Dividends paid in excess of accumulated losses	(29,068,384)	(21,104,741)
Total NetREIT shareholders’ equity	70,028,292	65,803,053
Noncontrolling interests	6,587,700	4,362,008

Total Shareholders’ equity	76,615,992	70,165,061

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$120,094,910	$99,991,837

See notes to condensed consolidated financial statements.

Index

NetREIT, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Rental income	$2,618,612	$1,340,938	$7,091,847	$3,885,731

Costs and expenses:
Interest	538,063	261,678	1,414,127	712,857
Rental operating costs	1,132,908	678,801	3,192,549	1,874,689
General and administrative	781,729	507,156	2,349,517	1,576,618
Depreciation and amortization	880,024	555,749	2,547,187	1,556,216
Total costs and expenses	3,332,724	2,003,384	9,503,380	5,720,380

Other income (expense):
Interest income	24,180	16,271	78,937	67,859
Equity in earnings (losses) of real estate ventures	—	5,722	1,769	(50,382)
Total other income, net	24,180	21,993	80,706	17,477

Net loss before noncontrolling interests	(689,932)	(640,453)	(2,330,827)	(1,817,172)

Income attributable to noncontrolling interests	60,896	—	155,391	—

Net loss	(750,828)	(640,453)	(2,486,218)	(1,817,172)

Preferred stock dividends	—	(21,963)	(34,447)	(65,888)

Net loss attributable to common shareholders	$(750,828)	$(662,416)	$(2,520,665)	$(1,883,060)

Loss per common share – basic and diluted	$(0.07)	$(0.08)	$(0.23)	$(0.25)

Weighted average number of common shares outstanding — basic and diluted	11,509,003	8,665,118	10,964,396	8,002,756

See notes to condensed consolidated financial statements.

Index

NetREIT, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
Nine Months Ended September 30, 2010
(Unaudited)

	Convertible Series AA Preferred Stock		Common Stock		Additional Paid-in	Dividends Paid in Excess of Accumulated	Total NetREIT Shareholders’	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Total

Balance, December 31, 2009	50,200	$1,028,916	10,224,262	$85,445,674	$433,204	$(21,104,741)	$65,803,053	$4,362,008	$70,165,061
Maryland reincorporation				(85,343,431)	85,343,431
Sale and other issuances of common stock and warrants at $10 per share			1,246,905	12,469	12,456,578		12,469,047		12,469,047
Stock issuance costs					(2,264,786)		(2,264,786)		(2,264,786)
Redemption of preferred stock	(50,200)	(1,028,916)				(226,084)	(1,255,000)		(1,255,000)
Exercise of stock options			1,452	15	1,985		2,000		2,000
Exercise of warrants			195	2	1,888		1,890		1,890
Repurchase of common stock			(7,854)	(79)	(62,755)		(62,834)		(62,834)
Shares issued upon expiration of warrants			52,778	528	453,361	(453,889)
Vesting of restricted stock previously issued			1,050	11	8,704		8,715		8,715
Contributed capital of noncontrolling interests								2,070,301	2,070,301
Net (loss) income						(2,486,218)	(2,486,218)	155,391	(2,330,827)
Dividends (paid)/reinvested			178,759	1,787	1,695,158	(3,133,292)	(1,436,347)		(1,436,347)
Dividends (declared)/ reinvested			96,114	961	911,971	(1,664,160)	(751,228)		(751,228)
Balance, September 30, 2010	—	$—	11,793,661	$117,937	$98,978,739	$(29,068,384)	$70,028,292	$6,587,700	$76,615,992

See notes to condensed consolidated financial statements.

Index

NetREIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Cash flows from operating activities:
Net loss	$(2,486,218)	$(1,817,172)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,547,187	1,556,216
Stock compensation	243,405	224,916
Bad debt expense	147,459	123,504
Distributions (to) from real estate ventures in excess of earnings	(318,416)	406,307
Equity in (earnings) losses of real estate ventures	(1,769)	50,382
Income attributable to noncontrolling interests	155,391	—
Changes in operating assets and liabilities:
Due from related parties	(24,714)	26,173
Other assets	(358,857)	(399,941)
Accounts payable and accrued liabilities	(69,096)	(103,853)
Tenant security deposits	56,336	48,332
Net cash (used in) provided by operating activities	(109,292)	114,864

Cash flows from investing activities:
Real estate investments	(15,653,167)	(17,730,767)
DMHU purchase (Note 1)	(300,000)	—
Investment in real estate ventures	—	(1,456,050)
Deposits on potential acquisitions	—	367,498
Restricted cash	11,001	455,624
Net cash used in investing activities	(15,942,166)	(18,363,695)

Cash flows from financing activities:
Proceeds from mortgage notes payable	7,925,000	14,051,617
Repayment of mortgage notes payable	(681,492)	(10,152,914)
Net proceeds from issuance of common stock	10,204,261	13,421,484
Redemption of preferred stock	(1,255,000)	—
Repurchase of common stock	(62,934)	(170,000)
Exercise of warrants	1,890	630
Exercise of stock options	2,000	77,702
Deferred stock issuance costs	(299,481)	(47,673)
Dividends paid	(2,084,884)	(1,805,004)
Net cash provided by financing activities	13,749,360	15,375,842

Net decrease in cash and cash equivalents	(2,302,098)	(2,872,989)

Cash and cash equivalents:
Beginning of period	9,298,523	4,778,761

Addition to cash from consolidation of joint venture	269,152	—

End of period	$7,265,577	$1,905,772

Supplemental disclosure of cash flow information:
Interest paid	$1,411,426	$667,201

Non-cash investing activities:
Reclassification of investments in real estate ventures to real estate assets	$21,188,400	$—
Accrual of acquisition goodwill and related liabilities	$1,032,000	$—

Non-cash financing activities:
Change in par value of stock for Maryland reincorporation	$85,343,431	$—
Common shares issued upon expiration of warrants	$453,889	$—
Reinvestment of cash dividend	$2,609,877	$1,920,296
Accrual of dividends payable	$751,228	$593,486

See notes to condensed consolidated financial statements.

Index

NetREIT, Inc.
Notes to Condensed Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization. NetREIT (the “Company”) was incorporated in the State of California on January 28, 1999 for the purpose of investing in real estate properties. Effective August 4, 2010, NetREIT, a California Corporation, merged into NetREIT, Inc., a Maryland Corporation with NetREIT, Inc. becoming the surviving Corporation. As a result of the merger, NetREIT is now incorporated in the State of Maryland. As a California Corporation, the Company’s common stock had no par value. As a Maryland Corporation, the Company’s common stock now has a par value of $0.01 per share which resulted in the transfer of $85,343,431 from common stock to additional paid in capital. The Company qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, (the “Code”) and commenced operations with capital provided by its private placement offering of its equity securities in 1999.

The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, retail, self-storage and residential properties located in the western United States.  As of September 30, 2010, the Company owned or had an equity interest in eight office buildings (“Office Properties”) which total approximately 411,000 rentable square feet, three retail shopping centers and a 7-Eleven property (“Retail Properties”) which total approximately 85,000 rentable square feet, five self-storage facilities (“Self-Storage Properties”) which total approximately 487,000 rentable square feet, one 39 unit apartment building and investments in two limited partnerships with 19 model homes (“Residential Properties”).

The Company is a General Partner in four limited partnerships (NetREIT 01 LP, NetREIT Palm Self-Storage LP, NetREIT Casa Grande LP and NetREIT Garden Gateway LP) and a Managing Member in one limited liability company (Fontana Medical Plaza, LLC) with ownership in real estate income producing properties. In addition, the Company is a limited partner in two partnerships that purchase and leaseback model homes from developers (Dubose Acquisition Partners II and III or “DAP II and DAP III”). We refer to these entities collectively, as the “Partnerships”.

In March 2010, the Company purchased certain tangible and intangible personal property from Dubose Model Homes USA (“DMHU”), including rights to certain names, trademarks and trade secrets, title to certain business equipment, furnishings and related personal property. DMHU had used these assets in its previous business of purchasing model homes for investment in new residential housing tracts and initially leasing the model homes back to their developer. In addition, the Company also acquired DMHU’s rights under certain contracts, including contracts to provide management services to 19 limited partnerships sponsored by DMHU and for which a DMHU affiliate serves as general partner (the “Model Home Partnerships”). These partnerships include DAP II and DAP III in each of which the Company was a 51% limited partner. In the DMHU Purchase, the Company paid the owners of DMHU $300,000 cash and agreed to issue up to 120,000 shares of the Company’s common stock, depending on the levels of production the Company achieves from its newly formed Model Homes Division over the next three years. The Company also agreed to continue to employ three former DMHU employees and to pay certain obligations of DMHU, including its office lease which expired on September 30, 2010. As Mr. Dubose is a Company director and was the founder and former president and principal owner of DMHU and certain of its affiliates, this transaction was completed in compliance with the Company’s Board’s Related Party Transaction Policy. The transaction has been accounted for as a business combination. Management performed an analysis of intangible assets acquired with the assistance of an independent valuation specialist and it was determined that $209,000 of the purchase price is attributable to customer relationships and will be amortized over 10 years. The Company also estimated a liability of $1,032,000 associated with the 120,000 shares that it believes will be issued in the future. As a result of this acquisition, total goodwill of $1,123,000 was recorded. The Company’s investment in DAP II and DAP III are consolidated into the financial statements of NetREIT effective March 1, 2010.

The Company has formed its Model Homes Division which will pursue investment activities based on DMHU’s business model. The Model Homes Division’s activities will initially include the purchase and leaseback of model homes in new residential housing tract developments (“Model Homes”) and providing management services to the 19 Model Home Partnerships. To pursue this business, the Company formed a new subsidiary, NetREIT Advisors, LLC, a wholly-owned Delaware limited liability company, and is sponsoring the formation of NetREIT Dubose Model Home REIT, Inc. (“NetREIT Dubose”), a Maryland corporation. NetREIT Dubose, a proposed REIT, will invest in Model Homes it purchases from developers in transactions where the developer leases back the Model Home under a short term lease, typically one to three years in length. Upon expiration of the lease, NetREIT Dubose will seek to re-lease the Model Home until such time as it is able to sell the property. NetREIT Dubose will own substantially all of its assets and conduct its operations through a newly formed operating partnership called NetREIT Dubose Model Home REIT, LP (“Operating Partnership”) which is a wholly-owned Delaware limited partnership. NetREIT Advisors, LLC will serve as advisor to NetREIT Dubose.

NetREIT Advisors, LLC will also provide management services to the 19 Model Home Partnerships, pursuant to the rights under the management contracts assigned to it by DMHU. For these services, NetREIT Advisors, LLC receives ongoing management fees and has the right to receive certain other fees when the respective partnership sells or otherwise disposes of its properties.

In July 2010, the Company capitalized NetREIT Dubose with a contribution of its investments in DAP II and III and funded a $1.2 million convertible promissory note, which was converted to NetREIT Dubose common stock on September 30, 2010. NetREIT Dubose has also commenced raising outside investor capital through a Private Placement Memorandum (“PPM”). NetREIT Dubose intends to sell 1 million shares of its common stock at $10.00 per share, or $10 million under the initial offering. The Company also has the option to increase the maximum offering amount to 2 million shares or $20 million.

Index

Basis of Presentation.  The accompanying condensed consolidated financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the three and nine months ended September 30, 2010 and 2009.  However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The condensed balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements included in the Form 10-K.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of NetREIT, Inc., NetREIT Advisors, LLC, the Partnership subsidiaries and NetREIT Dubose and its Operating Partnership subsidiary. As used herein, the “Company” refers to NetREIT and its consolidated subsidiaries, collectively. All significant intercompany balances and transactions have been eliminated in consolidation (Note 4).

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

The Company classifies the noncontrolling interests in the Partnerships as part of consolidated net loss before noncontrolling interests in the three and nine months ended September 30, 2010 and includes the accumulated amount of noncontrolling interests as part of shareholders’ equity from their inception in 2009.  If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interest will be remeasured with the gain or loss reported in the statement of operations. Management has evaluated the noncontrolling interests and determined that they do not contain any redemption features.

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

Index

Earnings and profits that determine the taxability of distributions to shareholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the nine months ended September 30, 2010 and the year ended December 31, 2009, all distributions were considered return of capital to the shareholders and therefore non-taxable.

The Company believes that it has met all of the REIT distribution and technical requirements for the nine months ended September 30, 2010 and for the year ended December 31, 2009.

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

The total value allocable to intangible assets acquired, which consists of unamortized lease origination costs, in-place leases, above and below market leases and tenant relationships, are allocated based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the remaining term of the lease and the tenant’s credit quality, among other factors.

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

Index

The value of in-place leases, unamortized lease origination costs, above and below market leases and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to recruit a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $90,126 and $113,716 for the three months ended September 30, 2010 and 2009, respectively. Amortization expense related to these assets was $307,199 and $282,612 for the nine months ended September 30, 2010 and 2009, respectively.

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

As of September 30, 2010 and December 31, 2009, the Company did not classify any properties as held for sale.

Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the three months ended September 30, 2010 and 2009, was $763,459 and $426,941, respectively. Depreciation expense for buildings and improvements for the nine months ended September 30, 2010 and 2009, was $2,160,645 and $1,245,919, respectively.

Impairment of Real Estate Assets. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at December 31, 2009 and, as of September 30, 2010, management does not believe that any indicators of impairment were evident.

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

Index

The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Based on the review, no impairment was deemed necessary at December 31, 2009 and, as of September 30, 2010, management does not believe that any indicators of impairment were evident.

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2009 and, as of September 30, 2010, management does not believe that any indicators of impairment were evident.

Investments in Real Estate Ventures. The Company analyzes its investments in joint ventures to determine whether the joint venture should be accounted for under the equity method of accounting or consolidated into the financial statements. The Company has determined that the tenant in common investors in its real estate ventures have certain protective and substantive participation rights that limit the Company’s control of the investment. Therefore, the Company’s share of its investment in real estate ventures were accounted for under the equity method of accounting in the accompanying 2009 financial statements while properties were held as tenants in common.  The Company did not have any investments in real estate ventures as of September 30, 2010.

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

Index

Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and includes in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of September 30, 2010 or December 31, 2009.

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

The following is a reconciliation of the denominator of the basic loss per common share computation to the denominator of the diluted loss per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average shares used for Basic EPS	11,509,003	8,252,493	10,964,396	7,621,672

Stock dividend declared in December 2009 (retroactive adjustment)	—	412,625	—	381,084
Adjusted weighted average shares used for Basic EPS	11,509,003	8,665,118	10,964,396	8,002,756
Effect of dilutive securities:

Incremental shares from share-based compensation	—	—	—	—
Incremental shares from conversion of NetREIT 01 LP Partnership	—	—	—	—
Incremental shares from conversion of NetREIT Casa Grande LP Partnership	—	—	—	—
Incremental shares from conversion of NetREIT Palm LP Partnership	—	—	—	—
Incremental shares from conversion of NetREIT Garden Gateway Partnership	—	—	—	—
Incremental shares from convertible preferred stock and warrants	—	—	—	—
Adjusted weighted average shares used for diluted EPS	11,509,003	8,665,118	10,964,396	8,002,756

Weighted average shares from share based compensation, shares from conversion of NetREIT 01 LP Partnership, Casa Grande LP Partnership, NetREIT Palm Self-Storage LP Partnership, NetREIT Garden Gateway LP Partnership and shares from convertible preferred stock and warrants with respect to a total of 966,074 and 1,139,802 shares of common stock for the three and nine months ended September 30, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

Index

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

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, as of September 30, 2010 and December 31, 2009, does not have any assets or liabilities that were measured at fair value on a nonrecurring basis.

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

3. REAL ESTATE ASSETS AND LEASE INTANGIBLES

A summary of the eighteen properties and investments in nineteen model homes owned by the Company as of September 30, 2010 is as follows:

Property Name	Date Acquired	Location	Square Footage	Property Description	Real estate assets, net (in thousands)
Casa Grande Apartments	April 1999	Cheyenne, Wyoming	29,250	Residential	$1,518.0
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	6,536.0
7-Eleven	September 2006	Escondido, California	3,000	Retail	1,309.4
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	115,052	Office	13,166.9
World Plaza	September 2007	San Bernardino, California	55,098	Retail	5,748.8
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	1,999.1
Sparky’s Palm Self-Storage	November 2007	Highland, California	50,250	Self Storage	4,738.7
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self Storage	7,364.6
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	8,908.8
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,619.2
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,651.0
Morena Office Center	January 2009	San Diego, California	26,784	Office	6,118.4
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	2,188.5
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,474.7
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self Storage	6,010.1
19 Model Home Properties	Various in 2009	California and Nevada	46,637	Residential	7,564.1
Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self Storage	2,763.0
Sparky’s Rialto Self-Storage	May 2010	Rialto, California	101,343	Self Storage	4,853.9
Genesis Plaza	August 2010	San Diego, California	57,685	Office	9,121.8
		Total real estate assets, net			$103,655.0

A summary of the fifteen properties owned by the Company as of December 31, 2009 is as follows:

Property Name	Date Acquired	Location	Square Footage	Property Description	Real estate assets, net (in thousands)
Casa Grande Apartments	April 1999	Cheyenne, Wyoming	29,250	Residential	$1,571.9
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	6,587.6
7-Eleven	September 2006	Escondido, California	3,000	Retail	1,325.6
World Plaza	September 2007	San Bernardino, California	55,098	Retail	5,810.5
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	2,030.2
Sparky’s Palm Self-Storage	November 2007	Highland, California	50,250	Self Storage	4,819.4
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self Storage	7,491.5
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	9,180.5
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,699.2
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,725.3
Morena Office Center	January 2009	San Diego, California	26,784	Office	6,247.7
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	1,929.2
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,513.8
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self Storage	6,112.9
Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self Storage	2,784.3
		Total real estate assets, net			$69,829.6

Index

The following table sets forth the components of the Company’s in real estate assets:

	September 30, 2010	December 31, 2009
Land	$20,311,540	$13,820,313
Buildings and other	86,429,188	57,269,228
Tenant improvements	4,139,380	2,061,107
	110,880,108	73,150,648
Less accumulated depreciation and amortization	(7,225,116)	(3,321,045)
Real estate assets, net	$103,654,992	$69,829,603

Operations from each property are included in the Company’s financial statements from the date of acquisition.

The Company acquired the following properties in 2010:

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

In August, 2010, the Company completed the acquisition of Genesis Plaza. The purchase price was $10.0 million The Company paid the purchase price through a cash payment of $5.0 million and a new mortgage loan with an insurance company secured by the Property of $5.0 million. The loan bears interest at 4.65% with a 25 year amortization schedule and a maturity date of August, 24, 2015 that may be extended for an additional 5 years at the lender’s discretion subject to a change in the interest rates and other terms of the agreement. The Property is a four-story suburban office building built in 1988 and located in the Kearny Mesa submarket of San Diego, California, consisting of 57,685 rentable square feet.

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

Index

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

The Company allocated the purchase price of the properties acquired during 2010 as follows:

	Land	Buildings and other	Tenant Improvements	Above Market Leases	In-place Leases	Lease Origination Costs	Tenant Relationships	Total Purchase Price
Sparky’s Rialto Self-Storage	$1,055,000	$3,820,000						$4,875,000
Genesis Plaza	1,400,000	7,543,510	200,954	388,692	219,070	247,774		10,000,000

The Company allocated the purchase price of the properties acquired during 2009 as follows:

	Land	Buildings and other	Tenant Improvements	In-place Leases	Lease Origination Costs	Tenant Relationships	Total Purchase Price
Morena Office Center	$1,333,000	$4,833,141	$242,324	$80,861	$85,674		$6,575,000
Fontana Medical Plaza	556,858	1,362,942					1,919,800
Rangewood Medical Office Building	572,000	1,750,732	152,683	41,043	113,542		2,630,000
Sparky’s Thousand Palms Self-Storage	620,000	5,530,000				50,000	6,200,000
Sparky’s Joshua Self-Storage East	1,470,000	1,305,000					2,775,000

Lease Intangibles

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	September 30, 2010			December 31, 2009
	Lease intangibles	Accumulated amortization	Lease intangibles, net	Lease intangibles	Accumulated amortization	Lease intangibles, net
In-place leases	$1,031,793	$(505,915)	$525,878	$643,630	$(255,127)	$388,503
Lease origination costs	894,487	(380,625)	513,862	508,621	(188,100)	320,521
Tenant relationships	332,721	(332,721)	—	332,721	(299,388)	33,333
Above market leases	388,692	(10,693)	377,999	—	—	—
Below-market leases	—	—	—	(40,160)	17,660	(22,500)
	$2,647,693	$(1,229,954)	$1,417,739	$1,444,812	$(724,955)	$719,857

Index

As of September 30, 2010, the estimated aggregate amortization expense for the three month period ending December 31, 2010, each of the four succeeding fiscal years and thereafter is as follows:

Estimated Aggregate Amortization Expense
Three month period ending December 31, 2010	$79,988
2011	463,880
2012	323,843
2013	227,311
2014	154,272
Thereafter	168,445
$1,417,739

The weighted average amortization period for the lease intangibles, consisting of in-place leases, leasing costs and above market leases as of September 30, 2010 was 7.1 years.

Index

4. INVESTMENT IN REAL ESTATE VENTURES

The following table sets forth the components of the Company’s investment in real estate ventures at December 31, 2009:

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

Condensed statements of operations of all investments included in investment in real estate ventures for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Rental income	$—	$794,105	$297,762	$2,312,826

Costs and expenses:
Rental operating costs	—	297,777	62,055	862,691
Interest Expense	—	201,060	106,030	588,075
Depreciation and amortization	—	205,047	99,908	647,884
Partner’s share of net operating income	—	84,499	28,000	264,558
Equity in earnings (losses) of real estate ventures	$—	$5,722	$1,769	$(50,382)

Index

5. MORTGAGE NOTES PAYABLE

Mortgage notes payable as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009

Mortgage note payable in monthly installments of $24,330 through July 1, 2016, including interest at a fixed rate of 6.51%, collateralized by the Havana/Parker Complex property	$3,341,811	$3,393,776

Mortgage note payable in monthly installments of $71,412 through April 5, 2014, including interest at a fixed rate of 6.08%; collateralized by the leases and office buildings of the Garden Gateway Plaza property. Certain obligations under the note are guaranteed by the executive officers	9,888,115	10,075,155

Mortgage note payable in monthly installments of $27,088 through February 1, 2012, including interest at a fixed rate of 5.31%; collateralized by the World Plaza property	3,269,688	3,380,792

Mortgage note payable in monthly installments of $25,995 through September 1, 2015, including interest at a fixed rate of 6.5%; collateralized by the Waterman Plaza property	3,718,607	3,769,886

Mortgage note payable in monthly installments of $28,842 through March 1, 2034, including interest at a variable rate ranging from 5.5% to 10.5%; with a current rate of 5.5% collateralized by the Thousand Palms property	4,563,434	4,633,393

Mortgage note payable in monthly installments of $9,432 through December 18, 2016, including interest at a fixed rate of 5.00% through December 2011, 6.25% to maturity, collateralized by the Sparky’s Hesperia East Self-Storage property	1,723,598	1,742,500

Mortgage note payable in monthly installments of $17,226 through May 3, 2012, including interest at a fixed rate of 5.00%; monthly installments of $19,323 from June 3, 2012, including interest at 6.25% to maturity, collateralized by the Sparky’s Rialto Self-Storage property	2,902,653	—

Mortgage note payable in monthly installments of $28,219 through September 1, 2015, including interest at a fixed rate of 4.65%; collateralized by the Genesis Plaza property	5,000,000	—

Mortgage notes payable in monthly installments of $31,443 through February 10, 2012, including interest at a fixed rate of 5.50%, collateralized by 15 model home properties	2,989,922	—

Mortgage notes payable in monthly installments of $20,153 through September 18, 2012, including interest at a fixed rate of 6.50%, collateralized by 4 model home properties	1,893,194	—
	$39,291,022	$26,995,502

The Company is in compliance with all conditions and covenants of its mortgage notes payable.

Index

Scheduled principal payments of mortgage notes payable as of September 30, 2010 for the three month period ending December 31, 2010 and the four succeeding fiscal years and thereafter, are as follows:

Scheduled Principal Payments
Three month period ending December 31, 2010	$278,780
2011	1,195,829
2012	8,300,975
2013	783,599
2014	9,482,494
Thereafter	19,249,345
Total	$39,291,022

6. RELATED PARTY TRANSACTIONS

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to C.I. Holding Group, Inc. and Subsidiaries (“CI”), a small shareholder in the Company that is approximately 35% owned by the Company’s executive management and to other affiliates. Total rents charged and paid by these affiliates was $12,487 and $37,460 for the three and nine months ended September 30, 2010 and 2009, respectively.

The Company has entered into a property management agreement with CHG Properties, Inc. (“CHG”), a wholly-owned subsidiary of CI, to manage all of its properties at rates up to 5% of gross income. During the three months ended September 30, 2010 and 2009, the Company paid CHG total management fees of $103,000 and $88,300, respectively. During the nine months ended September 30, 2010 and 2009, the Company paid CHG total management fees of $295,770 and $250,866, respectively.

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

In February 2010, the Company completed the DMHU acquisition as described in Note 1.  Larry Dubose, a director of the Company since 2005, was founder, owner, chief executive officer and Chairman of DMHU and certain of its affiliates. Mr. Dubose will continue to serve as a director, officer and employee of the Company and certain of its affiliates.

Index

7. SHAREHOLDERS’ EQUITY

Employee Retirement and Share-Based Incentive Plans

Stock Options. The following table summarizes the stock option activity.

	Shares	Weighted Average Exercise Price
Balance, December 31, 2007	21,266	$6.93
Options exercised	(14,204)	$7.76
Options outstanding and exercisable, December 31, 2008	7,062	$8.23
Options exercised	(5,610)	$8.23
Options outstanding and exercisable, December 31, 2009	1,452	$8.64
Options exercised	(1,452)	$8.64
Options outstanding and exercisable, September 30, 2010	—	$—

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

The value of the nonvested shares was calculated based on the offering price of the shares in the most recent private placement offering, net of issuance costs or $8.60 per share adjusted for stock dividends since granted and assumed selling costs. The value of granted nonvested restricted stock granted during the nine months ended September 30, 2010 and 2009 was $461,100 and $418,900, respectively. Compensation expense recorded during the three months ended September 30, 2010 and 2009 was $71,100 and $39,000, respectively. Compensation expense recorded during the nine months ended September 30, 2010 and 2009 was $213,300 and $117,000, respectively.  The remaining 98,016 nonvested restricted shares will vest in equal installments over the next one to four years.

A table of non-vested restricted shares granted and vested since December 31, 2008 is as follows:

Balance, December 31, 2008	27,228
Granted	43,985
Vested	(24,787)
Cancelled	(566)
Balance, December 31, 2009	45,860
Granted	53,616
Vested	(1,050)
Cancelled	(410)
Balance, September 30, 2010	98,016

Stock Dividend. The Company’s Board of Directors declared stock dividends on common shares to all Shareholders of record and at rates shown in the table below:

		Stock	Common Stock
Date of Declaration	Record Date	Dividend Rate	Value	Shares	Amount
December 4, 2009	January 1, 2010	5%	$8.60	482,027	$4,145,432

The stock dividend was issued on January 2, 2010.

Index

Cash Dividends. Cash dividends declared per common share for the nine months ended September 30, 2010 and 2009 were $0.429 and $0.45, respectively. The Series AA Preferred shares were redeemed in May 2010. Dividends paid through redemption in May 2010 were $34,447. The dividend paid to stockholders of the preferred shares for the three and nine months ended September 30, 2009 was $21,963 and 65,888, respectively, or an annualized portion of the 7% of the liquidation preference of $25 per share.

Sale of Common Stock. During the nine months ended September 30, 2010, the net proceeds from the sale of 1,246,905 shares of common stock was $10,204,261. During the nine months ended September 30, 2009, the net proceeds from the sale of 1,636,270 shares of common stock was $13,421,484.

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

Index

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Office Properties:
Rental income	$1,349,163	$745,507	$3,618,135	$2,212,645
Property and related expenses	603,810	467,951	1,723,149	1,237,043
Net operating income, as defined	745,353	277,556	1,894,986	975,602
Equity in (losses) from real estate ventures	—	(53,679)	(22,378)	(196,337)
Residential Properties:
Rental income	329,051	—	820,716	—
Property and related expenses	43,008	—	128,607	—
Net operating income, as defined	286,043	—	692,109	—
Equity in earnings from real estate ventures	—	30,665	24,147	68,355
Retail Properties:
Rental income	420,823	384,446	1,247,565	1,136,995
Property and related expenses	149,836	94,506	397,783	333,622
Net operating income, as defined	270,987	289,940	849,782	803,373
Equity in earnings from real estate ventures	—	10,408	—	30,424
Self-Storage Properties:
Rental income	519,575	210,985	1,405,431	536,091
Property and related expenses	336,254	116,344	943,010	304,024
Net operating income, as defined	183,321	94,641	462,421	232,067
Equity in earnings from real estate ventures	—	18,325	—	47,176

Mortgage loan activity:
Interest income	14,900	14,903	44,214	44,217
Reconciliation to Net Income Available to
Common Shareholders:
Total net operating income, as defined, for reportable segments	1,500,604	682,762	3,945,281	2,004,877
Unallocated other income:
Total other income	9,280	1,368	34,723	23,642
Unallocated other expenses:
General and administrative expenses	781,729	507,156	2,349,517	1,576,618
Interest expense	538,063	261,678	1,414,127	712,857
Depreciation and amortization	880,024	555,749	2,547,187	1,556,216
Net loss before noncontrolling interest	(689,932)	(640,453)	(2,330,827)	(1,817,172)
Noncontrolling interests	60,896	—	155,391	—
Net loss	(750,828)	(640,453)	(2,486,218)	(1,817,172)
Preferred dividends	—	(21,963)	(34,447)	(65,888)
Net loss attributable to common shareholders	$(750,828)	$(662,416)	$(2,520,665)	$(1,883,060)

Index

	September 30, 2010	December 31, 2009
Assets:
Office Properties:
Land, buildings and improvements, net (1)	$54,307,134	$31,554,488
Total assets (2)	55,400,410	32,652,322
Investment in real estate ventures	—	12,665,799

Residential Property:
Land, buildings and improvements, net	9,082,360	1,571,935
Total assets	10,790,547	1,594,248
Investment in real estate ventures	—	1,526,830

Retail Properties:
Land, buildings and improvements, net (1)	17,323,030	17,574,262
Total assets (2)	17,551,578	17,746,702

Self-Storage Properties:
Land, buildings and improvements, net (1)	25,730,207	21,241,275
Total assets (2)	25,866,953	21,364,770

Mortgage loan activity:
Mortgage receivable and accrued interest	920,216	920,216
Total assets	920,216	920,216

Reconciliation to Total Assets:
Total assets for reportable segments	110,529,704	88,470,887
Other unallocated assets:
Cash and cash equivalents	7,265,577	9,298,523
Prepaid expenses and other assets, net	2,299,629	2,222,427

Total Assets	$120,094,910	$99,991,837

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.

(2)	Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

Index

	Nine Months Ended September 30,

	2010	2009
Capital Expenditures:(1)
Office Properties:
Acquisition of operating properties	$10,000,000	$11,124,800
Capital expenditures and tenant improvements	648,895	398,834

Residential Property:
Acquisition of operating properties (2)	—	1,456,050

Retail Properties:
Capital expenditures and tenant improvements	89,559

Self Storage Properties:
Acquisition of operating properties	4,875,000	6,200,000
Capital expenditures and tenant improvements	39,713	7,133

Total Reportable Segments:
Acquisition of operating properties	14,875,000	17,324,800
Capital expenditures and tenant improvements	778,167	405,967
Total real estate investments	$15,653,167	$17,730,767
Total investments in real estate ventures	$—	$1,456,050

(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

(2)	Included in investments in real estate ventures.

9. SUBSEQUENT EVENTS

The Company is currently making a tender offer to the limited partners of three of the DMHU Model Home Partnerships to acquire their limited partner interests in exchange for NetREIT common stock based on a price of $10 per share or cash based on a 20% discount from the stated value of the stock offer. The Company will acquire these partnership interests with the intent to liquidate the respective partnership and hold the partnership assets and liabilities directly or through a subsidiary entity. There is no assurance that the Company will successfully acquire the limited partnership interests on the terms proposed. The Company believes the offering price reflects an opportunity to acquire the respective partnership assets at an attractive price. However, the price is not based on an independent appraisal or other independent valuation of these partnerships. The Company has valued the aggregate assets of these partnerships at $3,150,000 and thus the Company could issue up to $315,000 of the Company’s stock in the event all limited partners of each partnership accept the offer and are all issued shares of our common stock. In the future, the Company may seek to acquire the limited partnership interests of one or more of the other DMHU Model Home Partnerships.

In October 2010, NetREIT Dubose completed the sale and leaseback of 14 model homes with a total value of $2.8 million. The homes were paid in cash for 50% of the value and loans from a financial institution for the balance.

Index

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

FACTORS THAT MAY INFLUENCE FUTURE RESULTS OF OPERATIONS

Growth and Expansion. During the last three years, we have completed the acquisition of fourteen income producing properties and we built our operational and administrative infrastructure, including hiring a staff of quality employees, to give us the capability to become a large real estate investing company as well as having the resources to deal with the additional burden of compliance with the U.S. Securities and Exchange Commission (“SEC”) rules and regulations. In March 2010, we completed the Dubose Model Home USA ("DMHU") purchase with which we will expand our business using the assets we acquired in that transaction. We also added six new employees who, as former DMHU employees have a substantial experience in the business of the purchase and lease back of model homes from builders. In the process, and in addition to the cost of changing our state of incorporation from California to Maryland, our general and administrative expenses have increased at a greater rate than our operating income, resulting in net losses of $2,486,218 and $1,817,172 for the nine months ended September 30, 2010 and 2009, respectively. As we begin to generate revenues from the start-up of the Model Home business and as our recently acquired properties become stabilized and we continue to make additional property acquisitions, we expect revenues less rental operating costs to increase at a greater rate than our general and administrative costs. Therefore, we anticipate that our net loss will decline in the future.

During the last twelve months we also experienced rapid growth, having increased capital by approximately 21% to $70.0 million at September 30, 2010 from $58.1 million at September 30, 2009. Our investment portfolio, consisting of real estate assets, lease intangibles, investment in real estate ventures, land purchase option and mortgages receivable, have increased by approximately 34% to $107.4 at September 30, 2010 compared to $80.0 million at September 30, 2009. The primary source of the growth in the portfolio over this period was attributable to increase in capital from the net proceeds of approximately $19.4 million from the sale of additional equity securities and an increase in mortgage notes payable, net of $13.9 million.

Our ability to grow and make new investments is highly dependent upon our ability to procure external financing.  Our principal source of external financing has been the issuance of common stock and long-term mortgages secured by the properties we purchase. We currently have nine unencumbered properties that we could borrow and secure such borrowing with those properties.

Index

Acquisitions. As part of our growth strategy, we continually evaluate selected property acquisition opportunities. We are presented and continually evaluate potential acquisitions and, at any point, may have multiple acquisitions under consideration at various stages from initial review, negotiation and due diligence stages of completing a transaction while pending the clearance of certain contingencies as well. During the first quarter of 2010, we did not complete any acquisitions. During the second quarter of 2010, we completed the acquisition of the Sparky’s Rialto Self-Storage (formerly known as Las Colinas Self-Storage) located in Rialto, California.  The purchase price was $4.9 million.  The property consists of approximately 7.5 acres of land, 101,343 rentable square feet and approximately 771 self storage units. During the third quarter of 2010, we completed the acquisition of Genesis Plaza, an office building consisting of 57,685 square feet that was 87% occupied at the date of acquisition. The purchase price for Genesis Plaza was $10.0 million.

We actively seek potential acquisitions through regular communications with real estate brokers, banks and other third parties.

Since the end of the third quarter 2010, NetREIT Dubose Model Home REIT, Inc. has closed on two transactions for the purchase and lease back of 14 model homes. The transactions had a value totaling approximately $2.8 million, of which approximately 50% was financed through new mortgage notes payable.

Business Outlook. During 2010 the commercial real estate sector has seen an improvement based on transactions and stabilization of vacancies following the economic and financial crisis of 2008 and 2009. However, the current economic environment is still characterized by a residential housing slump, depressed commercial real estate valuations, weak consumer confidence, high unemployment and concerns of inflation/deflation.

Although we have sufficient cash available and we have been able to obtain mortgage financing on our acquisitions in 2010, the credit markets continue to be affected by numerous financial systems around the world that have become illiquid and more are expected in 2010.  Banks have become less willing to lend on long term basis due to the significant disruption of the collateralized mortgage-backed securities (“CMBS”) market and the difficulty valuing underlying real estate in this market.  We have found that alternative sources of financing such as life insurance companies have funds available and are willing to lend but on much more unfavorable terms than in the past.

The new Dodd-Frank Wall Street Reform and Consumer Protection Act which was signed into law by President Obama in July 2010 will undoubtedly impact the capital-intensive commercial real estate market, however, it may be years before the full extent of the impact will be known.  The new law will have an impact on the lending practices, capital requirements and involvement and co-investment in private equity fundraising. The new legislation will have a more significant impact on private equity real estate than on real estate investments trusts (“REIT”s).  We may be impacted by increased costs of bank debt, however, we have access to many types of borrowings such as insurance companies.

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

The effect of the credit market or deterioration in individual tenant credit may lower the market values of our properties. We generally seek three to five year leases with our tenants to mitigate the impact that fluctuations in interest rates have on the values of our investment portfolio.

Index

Economic growth rates have shown trends of stabilizing in recent periods and inflation rates in the United States have remained low although it is expected that inflation rates are going to increase in the future. Changes in inflation/deflation are sometimes associated with changes in long-term interest rates, which may have a negative impact on the value of the portfolio we own. To mitigate this risk, we will continue to lease our properties with fixed rent increases and/or with scheduled rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or other indices for the jurisdiction in which the property is located. To the extent that the CPI increases, additional rental income streams may be generated from these leases and thereby mitigate the impact of inflation.

Index

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

In light of the distressed nature of the commercial real estate economy in 2009 and into 2010, we exercised extreme caution with respect to potential property acquisitions, and consequently we consummated fewer property acquisitions which resulted in the accumulation of significant cash balances that affected our current cash flow due to the very low yield on cash equivalents.  In addition, our current cash flow from operating activities has been significantly impacted by the increase in general and administrative expenses required to enter the model home acquisition and lease back business, as well as, facilitate our growth in commercial investments. We anticipate that as our existing properties are stabilized and fully reflected in the annual cash flow and the cash flow from the model home division commences and as we acquire additional properties with the significant cash balances and ongoing net proceeds from our private offering of common stock, our revenues will increase at a faster rate than our general and administrative expenses due to efficiencies of scale. We therefore believe that when all properties are operating at stabilized rates, when excess available cash on hand is fully invested with future cash and with acquisitions from continuing capital raising activities, we will be able to fund our future distributions to our shareholders from cash flow from operations.

As of September 30, 2010, the Company owned or had an equity interest in eight office buildings (“Office Properties”) which total approximately 411,000 rentable square feet, three retail shopping centers and a 7-Eleven property (“Retail Properties”) which total approximately 85,000 rentable square feet, five self-storage facilities (“Self-Storage Properties”) which total approximately 487,000 rentable square feet,  investments in two limited partnerships with 19 model homes, and one 39 unit apartment building (“Residential Properties”). Effective March 1, 2010 the Company obtained the rights to manage the role of the general partner for these two partnerships and, as a result, has consolidated this partnership as its activity as managing the role of the general partner.

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

Index

The Residential Properties are rented on a short term basis of less than six months for our apartment property and typically 30 months for our model home leases. The Self-Storage Properties are rented pursuant to rental agreements that are for no longer than 6 months. The Self-Storage Properties are located in markets having other self-storage properties. Competition with these other properties will impact our operating results of these properties, which depends materially on our ability to timely lease vacant self-storage units, to actively manage unit rental rates, and our tenants’ ability to make required rental payments. To be successful, we must be able to continue to respond quickly and effectively to changes in local and regional economic conditions by adjusting rental rates of these properties within their regional market in Southern California. We depend on advertisements, flyers, websites, etc. to secure new tenants to fill any vacancies.

Index

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

We believe that we have met all of the REIT distribution and technical requirements for the nine months ended September 30, 2010 and for the year ended December 31, 2009.

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

Index

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

The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to recruit a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $90,126 and $113,716 for the three months ended September 30, 2010 and 2009, respectively. Amortization expense related to these assets was $307,199 and $282,612 for the nine months ended September 30, 2010 and 2009, respectively.

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

As of September 30, 2010 and December 31, 2009, we did not classify any properties as held for sale.

Index

Depreciation and Amortization of Buildings and Improvements Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the three months ended September 30, 2010 and 2009, was $763,459 and $426,941, respectively. Depreciation expense for buildings and improvements for the nine months ended September 30, 2010 and 2009, was $2,160,645 and $1,245,919, respectively.

Impairment of Real Estate Assets. We review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the our best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at December 31, 2009 and 2008 and, as of September 30, 2010, management does not believe that any indicators of impairment were evident.

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

We are required to perform a test for impairment of other definite and indefinite lived intangible assets at least annually, and more frequently as circumstances warrant. Our testing date is the end of our calendar year. Based on our current reviews, no impairment was deemed necessary at December 31, 2009 or 2008 and, as of September 30, 2010, management does not believe that any indicators of impairment were evident.

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2009 or 2008 and, as of September 30, 2010, management does not believe that any indicators of impairment were evident.

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

Index

Under the equity method, our investment in real estate ventures is stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on our ownership interest in the earnings of each of the unconsolidated real estate ventures. For the purposes of presentation in the statement of cash flows, we follow the “look through” approach for classification of distributions from joint ventures. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture’s sale of assets) in which case it is reported as an investing activity. Management assesses whether there are any indicators that the value of our investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. The Company did not have any investments in real estate ventures as of September 30, 2010. No impairment charges were recognized for the year ended December 31, 2009.

Revenue Recognition. We recognize revenue from rent, tenant reimbursements, and other revenue once all of the following criteria are met:

●           persuasive evidence of an arrangement exists;

●           delivery has occurred or services have been rendered;

●           the amount is fixed or determinable; and

●           the collectability of the amount is reasonably assured.

Annual rental revenue is recognized in rental revenues on a straight-line basis over the term of the related lease.

Certain of our leases currently contain rental increases at specified intervals. We record as an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts, we record a direct write-off of the specific rent receivable. No such reserves related to deferred rent receivables have been recorded as of September 30, 2010 or December 31, 2009.

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

Index

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS

Our results of operations for the three and nine months ended September 30, 2010 and 2009 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense, general and administrative expense and depreciation and amortization will significantly increase in future periods as a result of the assets acquired over the last three years and as a result of anticipated growth through future acquisitions of real estate related investments.

RECENT EVENTS HAVING SIGNIFICANT EFFECT ON RESULTS OF OPERATIONS COMPARISONS

Property Acquisitions

In January 2009, we acquired the Morena Office Center, an office building located in San Diego, California. The purchase price for the property was $6.6 million. We purchased the property with $3.4 million cash and a $3.2 million draw on our former line of credit facility. This property consists of approximately 26,784 square foot building on approximately 0.62 acres. There are a full three months of results of operations for this property included for the quarters ended September 30, 2009 and September 30, 2010. There are also a full nine months results of operations included in the nine months ended September 30, 2009 and September 30, 2010.

In February 2009, we formed Fontana Medical Plaza, LLC (“FMP”) with Fontana Dialysis LLC and we are the Managing Member and 51% owner of FMP. On February 19, 2009, FMP assumed an agreement to purchase the Fontana Medical Plaza located in Fontana, California. The purchase price for the property was $1,900,000. We purchased the property with $800,000 cash and a $1,100,000 draw on our former line of credit facility. The property consists of approximately 10,500 square feet and was unoccupied at the time of acquisition. The FMP has also assumed a lease agreement for a tenant to occupy 100% of the building for ten years with three five year renewal options. The new tenant commenced paying rent in November 2009.  The lease agreement requires annual rent payments during the first five years of $259,973 increasing by 12.5% on the fifth year anniversary and on each five year anniversary thereafter. There are a full three months of results of operations for this property included for the quarters ended September 30, 2009 and September 30, 2010. There are approximately eight months results of operations included in the nine months ended September 30, 2009 and a full nine months results of operations included in the nine months ended September 30, 2010.

In March 2009, we acquired The Rangewood Medical Office Building (“Rangewood”) located in Colorado Springs, Colorado. The purchase price for the property was $2.6 million. We purchased the property with $200,000 cash and a $2,430,000 draw on our former line of credit facility. Rangewood is a 3-story, Class A medical office building of approximately 18,222 rentable square feet. There are a full three months of results of operations for this property included for the quarters ended September 30, 2009 and September 30, 2010. There are approximately seven months of operations included in the nine months ended September 30, 2009 and a full nine months results of operations included in the nine months ended September 30, 2010.

In August 2009, we acquired Sparky’s Thousand Palms Self-Storage (formerly known as Monterey Palms Self-Storage) (“Thousand Palms”) located in Thousand Palms, California. The purchase price for the Property was $6.2 million. We paid the purchase price through a cash payment of $1.5 million which was applied to closing costs and fees and to an existing loan secured by Thousand Palms, and assumed a nonrecourse, variable interest rate, promissory note with a principal balance after the closing of $4.7 million. The property consists of nine (9) single story, Class A buildings, constructed of reinforced concrete masonry and metal construction with 113,126 rentable square feet comprised of 549 storage units which range in size from 25 to 300 square feet, and 94 enclosed RV and boat storage units that range in size from 150 to 600 square feet. There are approximately 2 months results of operations for this property included for the quarter ended September 30, 2009 and a full three months of operations included for the quarter ended September 30, 2010. There are approximately 2 months results of operations included in the nine months ended September 30, 2009 and a full nine months results of operations included in the nine months ended September 30, 2010.

Index

In December 2009, we completed the acquisition of Sparky’s Hesperia East Self-Storage (formerly known as St. Thomas Self-Storage) located in Hesperia California. The purchase price for the property was $2.8 million. We paid the purchase price through a cash payment of $1.1 million and a promissory note in the amount of $1.7 million.  The Property consists of sixteen (16) single story, Class A buildings, constructed of reinforced concrete masonry and metal construction with 72,940 rentable square feet comprised of 479 storage units which range in size from 25 to 300 square feet. The property also includes an onsite lobby and management offices as well as a manager’s living quarter. There are no results of operations for this property included for the quarter ended September 30, 2009 and a full three months results of operations included for the quarter ended September 30, 2010. There are no results of operations included in the nine months ended September 30, 2009 and a full nine months results of operations included in the nine months ended September 30, 2010.

As described in Note 1 above, in February 2010 the Company acquired certain personal property from DMHU in the DMHU Purchase. Subsequently, the Company has formed its Model Homes Division to exploit these assets.

In August 2010, the Company sponsored the formation of NetREIT Dubose and has formed NetREIT Advisors, LLC. The Company has contributed its limited partner interests in DAP II and DAP III to NetREIT Dubose through the Operating Partnership, has made an initial investment of $1.2 million in NetREIT Dubose for a total of 335,440 shares of NetREIT Dubose common stock, and has contributed substantial services of its executive and administrative staff to form and organize NetREIT Dubose.

In May 2010, the Company completed the acquisition of Sparky’s Rialto Self Storage (Formerly known as Las Colinas Self Storage) located in Rialto, California.  The purchase price was $4.9 million.  The Company paid the purchase price through a cash payment of approximately $2.0 million and a promissory note in the amount of approximately $2.9 million.  The property consists of approximately 7.5 acres of land, 101,343 rentable square feet and approximately 771 self storage units. There are no results of operations for this property included for the quarter ended September 30, 2009 and three months results of operations included for the quarter ended September 30, 2010. There are no results of operations included in the nine months ended September 30, 2009 and approximately five months results of operations included in the nine months ended September 30, 2010.

In August, 2010, the Company completed the acquisition of Genesis Plaza. The purchase price was $10.0 million The Company paid the purchase price through a cash payment of $5.0 million and a new mortgage loan with an insurance company secured by the Property of $5.0 million. The loan bears interest at 4.65% with a 25 year amortization schedule and a maturity date of August, 24, 2015 that may be extended for an additional 5 years at the lender’s discretion subject to a change in the interest rates and other terms of the agreement. The Property is a four-story suburban office building built in 1988 and located in the Kearny Mesa submarket of San Diego, California, consisting of 57,685 rentable square feet. There are no results of operations for this property included for the quarter ended September 30, 2009 and approximately one month results of operations included for the quarter ended September 30, 2010. There are no results of operations included in the nine months ended September 30, 2009 and approximately one month results of operations included in the nine months ended September 30, 2010.

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

Index

The results of operations for the three months ended September 30, 2009 were reported under the equity method of accounting. Due to the change in ownership structure and control, the partnership results of operations were consolidated with the results of operations of the Company for the three and nine months ended September 30, 2010.

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

The results of operations for the three months ended September 30, 2009 were reported under the equity method of accounting. Due to the change in ownership structure and control, the partnership results of operations were consolidated with the results of operations of the Company for the three and nine months ended September 30, 2010.

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

The results of operations for the three and nine months ended September 30, 2009 and the first month of 2010 were reported under the equity method of accounting. Due to the change in ownership structure and control, the partnership results of operations were consolidated with the results of operations of the Company for the three months ended September 30, 2010 and for eight of the nine months ended September 30, 2010.

Index

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

In October 2006 we terminated our offering of Series AA Preferred Stock and Units, and we commenced a new offering of up to $200 million in shares of our common stock at a price of $10.00 per share. Net proceeds received from these offerings, after commissions, due diligence fees, and syndication expenses, were approximately $10.2 million for the nine months ended September 30, 2010 and $13.4 million for the nine months ended September 30, 2009. The net proceeds were primarily used to acquire properties and to expand our administrative staff and support capabilities to levels commensurate with our increasing assets and staff requirements. The Company has accumulated cash balances in 2010 as we attempt to acquire additional properties.

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

In connection with the sale of two properties to unrelated tenants in common during 2008, we received mortgage notes receivable totaling $920,216 with interest rates ranging from 6.25% to 6.50% and due dates of October 1, 2013. The loans call for interest only payments and both were current as of September 30, 2010. Both notes are secured by the mortgagee’s interest in their respective property.

As of September 30, 2010 and December 31, 2009, the aggregate total of mortgage notes receivable outstanding is $920,216, or less than 1% of total assets.

Index

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

Revenues

Non-GAAP Supplemental Financial Measure: Rental Income and Rental Operating Costs before adjustment for Properties Accounted for Under the Equity Method.

As explained above under “Sales of Undivided Interests in Properties- Accounting Implications” we sold partial interests in four of our properties. Originally, the properties were held as tenants in common (“TIC”) with the other investors. While held as a TIC, the investor had certain protective and participating rights of ownership that prevented us from reporting the results of operations from the property on a gross rental income and rental operating cost basis. Instead, under the equity method used for GAAP purposes, we reported only its share of net income based upon its percentage share of its investment in the less than wholly owned property. For the first nine months of 2009 all results of operations for these properties were reported under the equity method. In late 2009, the ownership of the three of the four properties converted from TIC interests to limited partnerships.

Effective February 1, 2010, Garden Gateway Plaza, the last property held under TIC ownership was converted to a limited partnership.

As a result of the change in the Company’s ability to influence and control the Partnerships, we began to account for the partnerships as subsidiaries of the Company and they are fully consolidated in the financial statements. Our year to year comparability has been affected by this change in accounting methodology. For the first nine months of 2010, the results for all properties that were accounted for under the equity method in 2009 except for the Garden Gateway Plaza results of operations are fully consolidated. Garden Gateway Plaza is included on a fully consolidated basis for eight months in the nine month period ended September 30, 2010. All the aforementioned properties were accounted for under the equity method for the three months and nine months ended September 30, 2009.

Effective March 1, 2010, in connection with the Dubose Model Home acquisition described above under Recent Events, the Company also had a change in its ability to influence and control its investments in two limited partnership investments we acquired in 2009. As a result, the accounting methodology was changed from equity method to full consolidation for the full three ended September 30, 2010 and for seven of the nine months ended September 30, 2010.

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

Index

	Three months ended September 30, 2010			Three months ended September 30, 2009
	As Reported	Equity Method Adjustments	Grossed-up	As Reported	Equity Method Adjustments	Grossed-up

Rental income	$2,618,612	$—	$2,618,612	$1,340,938	$641,367	$1,982,305

Rental operating costs	1,132,908	—	1,132,908	678,801	270,559	949,360

Net operating income	$1,485,704	$—	$1,485,704	$662,137	$370,808	$1,032,945

Rental income as reported, was $2,618,612 for the three months ended September 30, 2010, compared to $1,340,938 for the same period in 2009, an increase of $1,277,674, or 95.2%. On a “grossed-up” basis, rental income was the same $2,618,612, for the three months ended September 30, 2010, compared to $1,982,305 for the same period in 2009, an increase of $636,307, or 32.1%. The increase in rental income as reported in 2010 compared to 2009 is primarily attributable to:

●
The addition of two properties acquired in 2009, a property acquisition in May 2010 and consolidating our investment in two limited partnerships, which generated an additional $545,793 of rent revenue in the three month period ended September 30, 2010 compared to the same period in 2009. Plus, rental income increased by $135,316 for a property acquired in August 2010.

●	A decrease of 64,866 in the three month period ended September 30, 2010 for same properties owned for both of the three month periods; and

●
Rental income was increased by approximately $661,431 for properties accounted for under the equity method of accounting in 2009 and excluded from rental income and converted to the full consolidation in 2010 as discussed above.

Rental revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2009 for an entire year, current year acquisitions and future acquisitions of real estate assets.

Interest income was $24,180 for the three month period ended September 30, 2010, compared to $16,271 for the same period in 2009, an increase of $7,909, or 48.6%. The increase was primarily attributable to an increase in cash balances in 2010 that were invested in interest bearing accounts.

Rental Operating Costs

Rental operating costs as reported were $1,132,908 for the three month period ended September 30, 2010 compared to $678,801 for the same period in 2009, an increase of $454,107, or an increase of 66.9%. The increase in operating costs year over year is primarily attributable to the same reasons that rental revenue increased. Rental operating expenses on a “grossed-up” basis as a percentage of “grossed-up” rental income was 43.3% and 47.9% for the three months ended September 30, 2010 and 2009, respectively. The decrease in operating costs as a percentage of revenue is primarily attributable to the addition of the Fontana Medical Building which is leased to a single tenant on net, net, net lease as well as the addition of Genesis Plaza which also has a low operating cost as a percentage of rental income.

Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Index

Interest Expense

Interest expense, including amortization of deferred finance charges, increased by $276,385, or 105.6% during the three month period ended September 30, 2010 compared to the same period in 2009.  The primary reason for the increase is attributable to interest expense on the Garden Gateway Plaza property that had been included in equity in earnings (losses) of real estate ventures since the sale of an undivided interest in Garden Gateway in October 2008 through January 31, 2010. Effective February 1, 2010, the Garden Gateway Plaza property is consolidated in the financial statements. Interest on the Garden Gateway loan included in interest expense during the three months ended September 30, 2010 was $150,621, compared to zero interest that was included for the same period in 2009. The balance of the increase in interest expense was due to the addition of new mortgage notes payable issued in the second half of 2009 and new mortgage notes payable added in the current year. Further, the addition of interest expense on the Dubose Acquisition Partners II and III limited partnerships contributed to the increase in interest expense. During the three month period ended September 30, 2010, the average balance of the mortgage loans on eight of the properties and the Dubose Acquisition Partners’ properties was $37.7 million while the average for the same period in 2009 on five properties was $24.1 million. The weighted average interest rate as of September 30, 2010 was 5.69% compared to 5.99% as of September 30, 2009.

The following is a summary of our interest expense on loans by property for the three months ended September 30, 2010 and 2009:

	Date Acquired	2010	2009

Havana/Parker Complex	June 2006	$55,690	$56,830
Garden Gateway Plaza	March 2007	150,621	—
World Plaza	September 2007	43,573	45,517
Executive Office Park	July 2008	—	6,449
Waterman Plaza	August 2008	60,522	61,618
Sparky’s Thousand Palms Self-Storage	August 2009	62,857	29,806
Sparky’s Hesperia East Self-Storage	December 2009	21,538	—
Interest on Dubose Acquisition Partners II and III notes	Various in 2009	73,444	—
Sparky’s Rialto Self-Storage	May 2010	37,152	—
Genesis Plaza	August 2010	24,471	—
Amortization of deferred financing costs		8,195	61,458
		$538,063	$261,678

Index

General and Administrative Expenses

General and administrative expenses increased by $274,573 to $781,729 for the three months ended September 30, 2010, compared to $507,156 in the same period in 2009. As a percentage of rental income, including rental income from joint ventures, general and administrative expenses were 29.9% and 25.6% for the three months ended September 30, 2010 and 2009, respectively. In comparing our general and administrative expenses with other REITs, you should take into consideration that we are a self administered REIT, which generally means such expenses are greater for us than an advisory administered REIT.

For the three months ended September 30, 2010, our salaries and employee related expenses increased $274,178 to $528,429 compared to $254,251 for the same three months in 2009. The increase in salary and employee expenses in 2010 was attributable to the Company adding six employee’s in connection with the Dubose Model Home acquisition that began to generate revenues in the fourth quarter, 2010. In addition, the Company hired a Senior Vice-President – Asset Management, with extensive real estate experience, to manage the existing portfolio and to help with growing the Company through identification of potential property acquisitions. Further, the vesting of non-cash compensation related to restricted stock grants to employees was approximately $12,300 greater for the three months ended September 30, 2010 compared to the same period in 2009.  We anticipate an insignificant increase in staff and compensation costs as our capital and portfolio continue to increase. However, we anticipate that these costs as a percentage of total revenue will decline in future years.

Legal, accounting and public company related expenses decreased by $56,078, to $77,849 for the three month period ended September 30, 2010, compared to $133,927 during the same period in 2009. The decrease is primarily due to the prior year accounting effort responding to the Securities and Exchange (“SEC”) inquiries and completing the year end 2008 audit and SEC filings for all of 2008 through the first quarter 2009.

Directors’ compensation expense that consisted of non-cash amortization of restricted stock grants was approximately $19,800 higher for the three months ended September 30, 2010 over the same period in prior year due to the addition of a new independent director and an additional annual grant of restricted stock to all independent directors.

Net Loss

Net loss for the three months ended September 30, 2010 was $750,828, or $0.07 loss per share, compared to a net loss for the three months ended September 30, 2009 of $640,453, or $0.08 loss per share. The increase in net loss of $110,375 in the three month period ended September 30, 2010 was primarily attributable to increased general and administrative expenses, as discussed above and depreciation expense.

Index

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

Revenues

Non-GAAP Supplemental Financial Measure: Rental Income and Rental Operating Costs before adjustment for Properties Accounted for Under the Equity Method.

As explained above under “Sales of Undivided Interests in Properties- Accounting Implications” we sold partial interests in four of our properties. Originally, the properties were held as tenants in common (“TIC”) with the other investors. While held as a TIC, the investor had certain protective and participating rights of ownership that prevented us from reporting the results of operations from the property on a gross rental income and rental operating cost basis. Instead, under the equity method used for GAAP purposes, we reported only its share of net income based upon its percentage share of its investment in the less than wholly owned property. For the first nine months of 2009 all results of operations for these properties were reported under the equity method. In late 2009, the ownership of the three of the four properties converted from TIC interests to limited partnerships.

Effective February 1, 2010, Garden Gateway Plaza, the last property held under TIC ownership also converted to limited partnership.

As a result of the change in the Company’s ability to influence and control the Partnerships, we began to account for the partnerships as subsidiaries of the Company and they are fully consolidated in the financial statements. Our year to year comparability has been affected by this change in accounting methodology. For the first nine months of 2010, the results for all properties that were accounted for under the equity method in 2009 except for the Garden Gateway Plaza results of operations are fully consolidated. Garden Gateway Plaza is included on a fully consolidated basis for eight months in the nine month period ended September 30, 2010. All the aforementioned properties were accounted for under the equity method for the nine months ended September 30, 2009.

Effective March 1, 2010, in connection with the Dubose Model Home acquisition described above under Recent Events, the Company also had a change in its ability to influence and control its investments in two limited partnership investments that we acquired in 2009. As a result, the accounting methodology was changed from equity method to full consolidation for seven of the nine months ended September 30, 2010.

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

Index

	Nine months ended September 30, 2010			Nine months ended September 30, 2009

	As Reported	Equity Method Adjustments	Grossed-up	As Reported	Equity Method Adjustments	Grossed-up

Rental income	$7,091,847	$138,746	$7,230,593	$3,885,731	$1,925,730	$5,811,461

Rental operating costs	3,192,549	58,638	3,251,187	1,874,689	798,803	2,673,492

Net operating income	$3,899,298	$80,108	$3,979,406	$2,011,042	$1,126,927	$3,137,969

Rental income as reported, was $7,091,847 for the nine months ended September 30, 2010, compared to $3,885,731 for the same period in 2009, an increase of $3,206,116, or 82.5%. On a “grossed-up” basis, rental income was $7,230,593, for the nine months ended September 30, 2010, compared to $5,811,461 for the same period in 2009, an increase of $1,419,132 or 24.4%. The increase in rental income as reported in 2010 compared to 2009 is primarily attributable to:

●
The addition of five properties acquired in 2009 and 2010 and consolidating our investment in two limited partnerships, which generated an additional $1,504,689 of rent revenue in the nine month period ended September 30, 2010 compared to the same period in 2009;

●	A decrease of $45,359 in the nine month period ended September 30, 2010 for same properties owned for both of the nine month periods; and

●
Rental income was increased by approximately $1,747,264 for properties accounted for under the equity method of accounting in 2009 and excluded from rental income and converted to the full consolidation in 2010 as discussed above.

Rental revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2009 for an entire year and future acquisitions of real estate assets.

Interest income was $78,937 for the nine months period ended September 30, 2010, compared to $67,859 for the same period in 2009, an increase of $11,078, or 16.3%. The increase was primarily attributable to an increase in cash balances in 2010 that were invested in interest bearing accounts.

Rental Operating Expenses

Rental operating expenses were $3,192,549 for the nine month period ended September 30, 2010 compared to $1,874,689 for the same period in 2009, an increase of $1,317,860, or an increase of 70.3%. The increase in rental operating expense year over year is primarily attributable to the same reasons that rental revenue increased. Rental operating costs on a “grossed-up” basis as a percentage of “grossed-up” rental income was 45.0% and 46.0% for the nine months ended September 30, 2010 and 2009, respectively. The decrease in rental operating expenses as a percentage of revenue is due to the addition of two office buildings.

Rental operating expenses are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Index

Interest Expense

Interest expense, including amortization of deferred finance charges, increased by $701,270, or 98.4% during the nine month period ended September 30, 2010 compared to the same period in 2009.  The primary reason for the increase is attributable to interest expense on the Garden Gateway Plaza property that had been included in equity in earnings (losses) of real estate ventures since the sale of an undivided interest in Garden Gateway in October 2008 through January 31, 2010. Effective February 1, 2010, the Garden Gateway Plaza property is consolidated in the financial statements. Interest on the Garden Gateway Plaza loan included in interest expense during the nine months ended September 30, 2010 was $403,777, compared to zero interest that was included for the same period in 2009. The balance of the increase in interest expense was due to the addition of three new mortgage notes payable issued in the second half of 2009 and in 2010, the addition of interest expense on the Dubose Acquisition Partners II and III limited partnerships. During the nine month period ended September 30, 2010, the average balance of the mortgage loans on eight of the properties and the Dubose Acquisition Partners’ properties was $33.3 million while the average for the same period in 2009 on five properties was $24.2 million. The weighted average interest rate as of September 30, 2010 was 5.69% compared to 5.99% as of September 30, 2009.

The following is a summary of our interest expense on loans by property for the nine months ended September 30, 2010 and 2009:

	Date Acquired	2010	2009

Havana/Parker Complex	June 2006	$166,109	$169,438
Garden Gateway Plaza	March 2007	403,777	—
World Plaza	September 2007	132,196	137,955
Executive Office Park	July 2008	—	104,594
Waterman Plaza	August 2008	182,403	185,639
Sparky’s Thousand Palms Self-Storage	August 2009	189,544	29,806
Sparky’s Hesperia East Self-Storage	December 2009	66,165	—
Interest on Dubose Acquisition Partners II and III notes	Various in 2009	169,658	—
Sparky’s Rialto Self-Storage	May 2010	58,651	—
Genesis Plaza	August 2010	24,471
Amortization of deferred financing costs		21,153	85,425
		$1,414,127	$712,857

Index

General and Administrative Expenses

General and administrative expenses increased by $772,899 to $2,349,517 for the nine months ended September 30, 2010, compared to $1,576,618 in the same period in 2009. As a percentage of rental income, including rental income from joint ventures, general and administrative expenses were 32.5% and 27.1% for the nine months ended September 30, 2010 and 2009, respectively. In comparing our general and administrative expenses with other REITs, you should take into consideration that we are a self administered REIT, which means such expenses are greater for us than an advisory administered REIT.

For the nine months ended September 30, 2010, our salaries and employee related expenses increased $699,248 to $1,451,033 compared to $751,785 for the same nine months in 2009. The increase in salary and employee expenses in 2010 was attributable to the Company adding six employee’s in connection with the Dubose Model Home acquisition that will not generate revenue until the model home division is fully functional which is expected to occur early in the fourth quarter, 2010. In addition, the Company hired a Senior Vice-President – Asset Management, with extensive real estate experience, to manage the existing portfolio and to help with growing the Company through identification of potential property acquisitions. Further, the vesting of non-cash compensation related to restricted stock grants to employees was approximately $36,900 greater for the nine months ended September 30, 2010 compared to the same period in 2009.  We anticipate an insignificant increase in staff and compensation costs as our capital and portfolio continue to increase. However, we anticipate that these costs as a percentage of total revenue will decline in future years.

Legal, accounting and public company related expenses decreased by $23,763, to $397,426 for the nine month period ended September 30, 2010, compared to $421,189 during the same period in 2009. The decrease is primarily due to higher costs in 2009 in support of the Company’s initial SEC filings which resulted in substantially higher audit and legal fees related to inquiries and responses from and to the SEC. The Company incurred large one time expenses relating to SEC filings in 2009 and the Maryland reincorporation and related proxy solicitation costs in 2010, and does not anticipate a similar expense in 2011.

Directors’ compensation expense that consisted of non-cash amortization of restricted stock grants was approximately $59,400 higher for the nine months ended September 30, 2010 over the same period in prior year due to the addition of a new independent director and an additional annual grant of restricted stock to all independent directors.

Net Loss

Net loss for the nine months ended September 30, 2010 was $2,486,218, or $0.23 loss per share, compared to a net loss for the nine months ended September 30, 2009 of $1,817,172, or $0.25 loss per share. The increase in net loss of $669,046 in the nine month period ended September 30, 2010 was primarily attributable to increased general and administrative expenses, as discussed above and depreciation expense.

Index

LIQUIDITY AND CAPITAL RESOURCES

As discussed above under Business Outlook, during 2010, there have been indications of economic improvement and stabilization in the equity markets, however, we expect the market turbulence could continue in the commercial real estate arena as mortgage financing originated over the past three to seven years mature. We believe that as a result of these uncertainty of the trends, new mortgage financing will continue to be difficult to obtain, which may negatively impact our ability to finance future acquisitions. Long-term interest rates remain low by historical standards.  On the other hand, we believe the negative trends in the mortgage markets will reduce property prices and may, in certain cases, reduce competition for those properties.  We have $7.3 million in cash and cash equivalents, nine (9) unencumbered properties with a carrying value of $35.0 million and we continue our private placement offering for additional capital.  We will continue to actively seek potential acquisitions of investments at favorable prices that will withstand the current economic conditions and that are likely to produce attractive long-term returns for our stockholders.

Cash and Cash Equivalents

At September 30, 2010, we had approximately $7.3 million in cash and cash equivalents compared to $9.3 million at December 31, 2009. We intend to use this cash to make additional acquisitions and for general corporate purposes.

Our cash and cash equivalents are held in accounts managed by third party institutions and consist of invested cash and cash in our operating accounts.  During the nine months ended September 30, 2010 and for the twelve months ended December 31, 2009, we did not experience any loss or lack of access to our cash or cash equivalents.

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2010 was approximately $109,000 compared to net cash provided from operating activities of approximately $115,000 for the same period in 2009. The increase in cash used in operating activities was due to increased general and administrative expenses.

Investing Activities

Cash used in investing activities was approximately $15.9 million for the nine months ended September 30, 2010. During this period, the Company acquired two properties for $14.9 million, spent $0.7 million in capital expenditures and paid $300,000 to purchase Dubose Model Homes. Net cash used in investing activities during the nine months ended September 30, 2009 was approximately $18.4 million, which consisted primarily of the purchase of four properties for approximately $17.3 million and our investment in two limited partnerships of approximately $1.5 million.

Index

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2010 was approximately $13.7 million, which primarily consisted of $10.2 million net proceeds from the sale and issuance of our common stock, $7.9 million in proceeds from new mortgage notes payable used to finance the acquisition of two properties, offset by the payments on mortgage notes payable, a redemption of preferred stock and dividend payments of $0.7, $1.3 and $2.1 million, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2009 was approximately $15.4 million, which primarily consisted of $13.4 million net proceeds from issuance of common stock and $3.9 million in proceeds from mortgage notes payable net of the principal payments made on mortgage notes payable and dividend payments of $0.8 and $1.3 million, respectively.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and interest payments on our fixed-rate debt at September 30, 2010 and provides information about the minimum commitments due in connection with our ground lease obligation. Our secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of such debt becoming immediately due and payable.

	Less than a year 2010	1-3 Years (2011-2012)		3-5 Years (2013-2014)	More than 5 Years (After 2014)	Total
Principal payments - secured debt	$289,358	$9,496,803	(2)	$10,255,513	$19,249,348	$39,291,022
Interest payments - fixed rate debt	486,756	3,604,128		2,579,634	894,959	7,565,477
Interest payments - Variable rate debt	62,524	488,412		464,771	2,557,922	3,573,629
Ground lease obligation (1)	20,040	41,194		43,820	1,115,294	1,220,348
	$858,678	$13,630,537		$13,343,738	$23,817,523	$51,650,476

(1)	Lease obligations represent the ground lease payments due on our World Plaza property.
(2)	Approximately 50% of the principal due relates to mortgage loans secured by model homes which are subject to extension until the model homes have been sold.
We are in compliance with all conditions and covenants of our mortgage notes payable as of September 30, 2010.

Index

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

Capitalization

As of September 30, 2010, our total debt as a percentage of total market capitalization was 25% which was calculated based on the offering price per share of our common stock of $10.00 under our ongoing current private placement of our common stock.

	Shares at September 30, 2010	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
Debt:
Total debt		$39,291,022	25%

Equity:
Common stock outstanding (1)	11,793,661	117,936,610	75%
Total Market Capitalization		$157,227,632

(1)	Value based on $10.00 per share the current price of shares being sold under the current private placement offering.

Index

Off-Balance Sheet Arrangements

As of September 30, 2010 and December 31, 2009, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

Capital Expenditures, Tenant Improvements and Leasing Costs

We currently project that during 2010 we could spend an additional $100,000 to $200,000 in capital improvements, tenant improvements, and leasing costs for properties within our portfolio. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on gross capital expenditures during 2010 compared to 2009 due to rising construction costs and the anticipated increase in property acquisitions in 2010. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Non-GAAP Supplemental Financial Measure: Funds From Operations (“FFO”)

Management believes that FFO is a useful supplemental measure of our operating performance. We compute FFO using the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss) in accordance with GAAP, plus depreciation and amortization of real estate assets (excluding amortization of deferred financing costs and depreciation of non-real estate assets) reduced by gains and losses from sales of depreciable operating property and extraordinary items, as defined by GAAP. Other REITs may use different methodologies for calculating FFO and, accordingly, our FFO may not be comparable to other REITs. Because FFO excludes depreciation and amortization, gains and losses from property dispositions that are available for distribution to shareholders and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, management believes that FFO provides useful information to the investment community about our financial performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs. However, FFO should not be viewed as an alternative measure of our operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties that are significant economic costs and could materially impact our results from operations.

The following table presents our FFO for the three and nine months ended September 30, 2010 and 2009. FFO should not be considered an alternative to net income (loss), as an indication of our performance, nor is FFO indicative of funds available to fund our cash needs or our ability to make distributions to our shareholders. In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of debt, each of which may impact the amount of cash available for distribution to our shareholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(750,828)	$(640,453)	$(2,486,218)	$(1,817,172)
Adjustments:
Preferred stock dividends	—	(21,963)	(34,447)	(65,888)
Depreciation and amortization (including depreciation expense of real estate ventures)	880,024	756,683	2,647,095	2,197,768
Amortization of deferred finance charges	8,195	61,459	21,152	85,426
Funds from operations	$137,391	$155,726	$147,582	$400,134

Index

Inflation

Since the majority of our leases require tenants to pay most operating expenses, including real estate taxes, utilities, insurance and increases in common area maintenance expenses, we do not believe our exposure to increases in costs and operating expenses resulting from inflation would be material.

Segments Disclosure

Our reportable segments consist of mortgage activities and the four types of commercial real estate properties for which our decision-makers internally evaluate operating performance and financial results: Residential Properties, Office Properties, Retail Properties and Self-Storage Properties. We also have certain corporate level activities including accounting, finance, legal administration and management information systems that are not considered separate operating segments.

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

Index

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. –

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2010, the Company sold 1,246,905 shares of its common stock for an aggregate net proceeds of $10,229,261. These shares were sold at a price of $10.00 per share in a private placement offering to a total of 372 accredited investors. Each issuee purchased their shares for investment and the shares are subject to appropriate transfer restrictions. The private placement offering was made by the Company through selected FINRA member broker-dealer firms. The sales were made in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws contained in Section 4(2) of the Act and Rule 506 promulgated thereunder. In addition, the Company issued 2,000 shares to one individual through the redemption $20,000 of preferred stock.

During the nine months ended September 30, 2010, the Company also sold 178,759 shares of its common stock to certain of its existing shareholders under its dividend reinvestment plan. The shares were sold directly by the Company without underwriters to a total of 1,414 persons participating in the plan. The Company sold these shares in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. Each issuee purchased the shares for investment and the shares are subject to appropriate transfer restrictions.

On January 2, 2010, the Company issued 482,027 shares of its common stock to 2,105 shareholders as a stock dividend declared in December 2009.

During the nine months ended September 30, 2010, the Company issued 1,452 shares at an average exercise price of $8.23 upon the exercise of options by two of the Company’s Directors and one of its employees.

All shares issued in these offerings were sold for cash consideration. The Company used the net proceeds it received for the sale of these shares to acquire and/or maintain its real estate investments

Index

Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2010 – July 31, 2010	7,854	$8.00
Total	7,854	$8.00

(1) The Company does not have a formal policy with respect to a stock repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. <Removed and Reserved>

Item 5. Other Information.

None.

Index

ITEM 6. EXHIBITS.

Exhibit
Number	Description

31.1
Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.*

31.2
Certification of the Company’s Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010. *

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed Herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2010	NetREIT

	By:	/s/ Jack K. Heilbron
Name: Jack K. Heilbron
Title: Chief Executive Officer

By:	/s/ Kenneth W. Elsberry
Name: Kenneth W. Elsberry
Title: Chief Financial Officer