Form 10-K
period 2010-12-31
NETREIT, INC.
filed 2011-03-31
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K

(mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to________

Commission file number 000-53673

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No

At March 24, 2010, registrant had issued and outstanding 12,770,025 shares of its common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for NetREIT’s Annual Meeting currently scheduled to be held on June 9, 2011 to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

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

ITEM 1. BUSINESS

Our Company, NetREIT, Inc.

NetREIT, Inc. (“we”, “us” or the “Company”) is a Maryland corporation which operates as a self-managed and self-administered real estate investment trust as defined under the Internal Revenue Code (a “REIT”). As a Maryland chartered corporation, we are governed by the Maryland General Corporation Law (the “MGCL”). We contract with CHG Properties, Inc. (“CHG Properties”) to manage the day-to-day operations of our properties. We are a non-traded, publicly owned company registered under the Securities Exchange Act of 1934 (the “1934 Act”). Our office is located at 1282 Pacific Oaks Place, Escondido, California, 92029-2900. Our telephone number is 866-781-7721. Our e-mail address is info@netreit.com or you may visit our website at www.netreit.com.

Our investment objective is to create current income and growth for our shareholders. We seek to accomplish this objective by seeking promising financial opportunities to acquire commercial, self-storage, retail, single family residential model homes and multi-unit residential real estate located primarily in the western United States. From January 2005 through December 31, 2010, our equity capitalization has increased from approximately $660,857 to more than $73.3 million and our total assets increased during that period from $4.4 million to approximately $133.3 million. During this period, we increased our investments in real property (our “Properties”) from 2 to 92 Properties. Our portfolio includes interests in eight office complexes (“Office Properties”), five self-storage facilities (Self-Storage Properties”)  one apartment complex and 74 model homes (“Model Homes” or “(Model Home Properties” ) (combined, “Residential Properties”), three retail centers and a single purpose 7-Eleven retail property (“Retail Properties”).

We own a 100% fee interest in 13 of these Properties. We also own partial interests in 5 Properties through our investments in 4 limited partnerships for which we serve as the General Partner (“GP”) and one limited liability company for which we serve as managing member. Each of these 4 limited partnerships are referred to as a “DownREIT.” In each DownREIT, we have the right, through options and put options, to require our co-investors to exchange their interests for shares of our common stock at a stated price within a definite period, generally 5 years from the date they first invested in the entity’s real property.

In addition, we own an interest in 26 Model Homes through our 95% owned subsidiary, NetREIT Dubose Model Home REIT, Inc. (“NetREIT Dubose”), and interests in an additional 48 Model Homes through investments as majority limited partner in five limited partnerships, Dubose Acquisition Partners II, LTD. (“DAP II”), Dubose Acquisition Partners III, LTD. (“DAP III”), Dubose Model Home Income Fund #3, LTD. (“DMHI Fund #3”), Dubose Model Home Income Fund #4, LTD. (“DMHI Fund #4”) and Dubose Model Home Income Fund #5, LTD. (“DMHI Fund #5”).

In March 2010, we purchased certain assets and rights from Dubose Model Homes USA (“DMHU”), which we refer to as the “DMHU Purchase.” Mr. Larry Dubose was the founder, former president and former principal owner of DMHU. Pursuant to the DMHU Purchase, we were also assigned contracts to provide certain management services to 19 investment limited partnerships sponsored by DMHU and for which past or present DMHU affiliates serve as general partners. We refer to these 19 partnerships as the “Dubose Partnerships.” The Dubose Partnerships include DAP II, DAP III, DMHI Fund #3, DMHI Fund #4 and DMHI Fund #5. These DMHU assets purchased Model Homes from, and leased them back to, homebuilders for their use in marketing their model home developments. We hold the Model Homes for appreciation and resale. We refer to these activities as our “Model Homes Division.” To implement our future Model Homes Division activities, we have formed a 100% subsidiary known as NetREIT Advisors, LLC (“NetREIT Advisors”). Mr. Dubose, Mr. Heilbron and Mr. Elsberry serve as NetREIT Advisors’ CEO, President and CFO, respectively. Through December 2010, we had invested $300,000 as member capital contributions to NetREIT Advisors.

In July 2010, we sponsored and through NetREIT Advisors, organized, and are making significant investments in, NetREIT Dubose. NetREIT Dubose is a proposed private REIT whose primary business is acquiring Model Homes from third party homebuilders in sale and leaseback (“sale-leaseback”) transactions whereby a homebuilder sells the model home to NetREIT Dubose and leases back under a triple net lease (“NNN”) the model home is for use in marketing its residential development. NetREIT Dubose is currently seeking to raise up to $20 million pursuant to a private placement of its common stock. We will be the largest shareholder of NetREIT Dubose and will remain so for an indeterminate time. Our relationships with NetREIT Dubose exposes NetREIT, Inc. to additional risks (see Risk Factors section below.

NetREIT Advisors serves as external advisor to NetREIT Dubose. NetREIT Advisors also provides management services to the 19 Dubose Partnerships, pursuant to contracts DMHU assigned to us in the DMHU Purchase. For these services, NetREIT Advisors receives ongoing management fees and has the right to receive certain other fees when the respective partnership purchases, sells or otherwise disposes of its properties.

In September 2010, we commenced a tender offer to purchase outstanding limited partnership units of DMHI Fund #3, DMHI Fund #4 and DMHI Fund #5 in exchange for, at the election of each offeree limited partner, shares of our common stock valued at $10.00 per share or cash equal to 80% of the aggregate price of the shares offered. As a result of this tender offer, effective November 30, 2010 we acquired approximately 74% of DMHI Fund #3 for $475,997 in cash and 39,827 shares for a total combined cost of $874,263; approximately 71% of DMHI Fund #4 for $343,074 in cash and 49,132 shares for a total combined cost of $834,394; and approximately 67% of DMHI Fund #5 for $77,822 in cash and 23,931 shares for a total combined cost of $317,136. As a result, the Company is now the controlling partner of each of these partnerships and the financial statements of each have been included in the consolidated financial statements as of December 31, 2010 including one month of operations for the year ended December 31, 2010.

DMHI Fund #3 and DMHI Fund #4 have investments as limited partners in DAP II and DAP III. As a result of our earlier 51% investment in these two funds, our ownership interests in DAP II and III increased to 75.7% and 83.0%, respectively.

Our Management

We refer to our executive officers and any directors who are affiliated with them as our “management.” Our management is currently comprised of Jack K. Heilbron, our Chairman of the Board, chief executive officer (“CEO”) and president, and CEO and a director of NetREIT Dubose; Kenneth W. Elsberry, our chief financial officer (“CFO”) and one of our directors; and Mr. Dubose, who is the CEO and a director of NetREIT Advisors and the CFO and a director of NetREIT Dubose. Mr. Heilbron is responsible for managing our day-to-day affairs. Our property manager, CHG Properties, is a wholly owned subsidiary of CI Holding Group, Inc. (“CI Holding”). Messrs. Heilbron and Elsberry are executive officers, directors and minority shareholders of CI Holding. Mr. Dubose is responsible for managing the day-to-day activities of NetREIT Advisors and our Model Homes Division.

Our Board of Directors

Our management is subject to the direction and supervision of our board of directors (our “Board”). Among other things, our Board must approve each real property acquisition our management proposes. There are eight (8) directors comprising our Board, five of whom are independent directors, as defined (“Independent Directors”). Three of our directors, Mr. Heilbron, Mr. Elsberry and Mr. Dubose are not independent.

Our Property Manager

CHG Properties manages our properties under a Restated and Amended Property Management Agreement, dated October 14, 2010, between us and CHG Properties (the “Property Management Agreement”). The Property Management Agreement has been approved and is subject to continuing review by our directors, including a majority of our independent directors. CHG Properties is the wholly owned subsidiary of CI Holding Group, Inc. (“CI Holding”). Mr. Heilbron and Mr. Elsberry are minority shareholders of CI Holding. Also, Mr. Heilbron serves as Chairman of its board of directors and President of CHG Properties, and Mr. Elsberry serves as its CFO and Secretary and as a member of its board of directors.

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

Under the Property Management Agreement, CHG Properties hires, directs and establishes policies for employees who will have direct responsibility for each property’s operations, including resident managers and assistant managers, as well as building and maintenance personnel. We may employ some persons who are also employed by CHG Properties or its other affiliates. CHG Properties may, as it deems necessary, engage one or more agents to perform services for us, including local property managers. In doing so, however, CHG Properties is not relieved of its duties and responsibilities to us under the Property Management Agreement~~,~~ and it must compensate any such agents without the right to any reimbursement from us or duplication of costs to us. CHG Properties also directs the purchase of equipment and supplies and supervises all maintenance activity.

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

The principal tax consequences of our being taxed as a REIT are that our shareholders may receive dividends that are indirectly sheltered from corporate federal income taxation. In the event we fail to qualify as a REIT, we will be subject to taxation on two levels because our income will be taxed at the corporate level and we will not be able to deduct dividends we pay to our shareholders. In turn, shareholders will be taxed on dividends they receive from us.

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

Regulation

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

Competitive Factors

We compete with a number of other real estate investors, many of which own properties similar to ours in the same markets in which our properties are located.  If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants' leases expire.  The concentration of our properties in Southern California and Colorado makes us especially susceptible to local market conditions in these areas. For instance, our self-storage properties are located in Southern California markets containing numerous other self-storage properties. Competition with these other properties will impact the operating results of our self-storage properties, which depends materially on our ability to timely lease vacant self storage units, to actively manage unit rental rates, and our tenants’ ability to make required rental payments.

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

As of March 15, 2011, we employed 42 full time and 5 part-time employees.

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

Available Information

Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and other filings with the SEC, including amendments to such filings are available via a link to http:/ /www.sec.gov on our website at www.netreit.com as soon as reasonably practicable after such materials are electronically filed with the SEC. They are also available for printing by any stockholder upon request. We maintain our own website and our principal executive offices are located at 1282 Pacific Oaks Place, Escondido, California 92029 and its telephone number is (866) 781-7721.

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

We may be prevented from paying dividends by legal requirements which could impair our ability to qualify as a REIT. Under the MGCL, our directors may be personally liable for our payment of any distributions, including dividends, if at the time payment is made we do not satisfy certain solvency tests, including current assets and current liabilities ratio tests. In the event our board determines that we do not satisfy these statutory tests, we will not pay dividends on our common stock and may no longer qualify as a REIT.

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

We depend on key personnel and the loss of such personnel could impair our ability to achieve our business objectives. Our ability to achieve our investment objectives and to pay dividends is dependent to a significant degree upon the continued contributions of certain key personnel in evaluating and consummating our investments, the selection of tenants and the determination of any financing arrangements. Our key personnel include Mr. Jack K. Heilbron, Mr. Kenneth W. Elsberry and Mr. Larry G. Dubose, each of whom would be difficult to replace. If any of our key employees were to cease employment, our operating results could suffer. We also believe that our future success depends, in large part, upon our ability to hire and retain skilled and experienced managerial, operational and marketing personnel. Competition for skilled and experienced personnel is intense, and we cannot assure our shareholders that we will be successful in attracting and retaining such skilled personnel.

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

Our bylaws may prevent our participation in certain business combinations. Provisions of our bylaws require our shareholders owning at least 66 2/3% of the Shares to approve certain business combinations. This requirement could inhibit a change in control of our Company even if the change in control was in the best interests of our shareholders.

We will not be afforded the protection of MGCL relating to business combinations. Under the MGCL, “business combinations” between a Maryland corporation and an interested shareholder or an affiliate of an interested shareholder are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities.

Our rights, and the rights of our shareholders, to recover claims against our officers and directors are limited. Our articles of incorporation eliminate the liability of our officers and directors for monetary damages to the fullest extent permissible under the MGCL. The MGCL provides that a director has no liability in that capacity if he performs his duties in good faith in a manner he reasonably believes to be in our best interest and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Also, our articles of incorporation authorize us to indemnify our directors, officers, employees and agents to the maximum extent permitted under the MGCL, and the property management agreement requires us to indemnify our property manager and its affiliates for actions taken by them in good faith and without negligence or misconduct. Because of these provisions, we and our shareholders may have more limited rights to monetary damages against our directors and officers than might otherwise be available under common law. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents in any legal actions to collect damages or for other claims against our officers and directors.

Possible acquisition of our property manager’s business could result in significant dilution to our shareholders. We have the option to acquire the property management business of our property manager, CHG Properties, at any time, in return for shares of our common stock, the number of which will be determined by the property manager’s net income and our funds from operations per share in accordance with a prescribed formula. Under this right, we can acquire our property manager’s business without a vote or the consent of our shareholders or the consent of the property manager or its shareholders. This formula is intended to result in our issuance of a number of our common shares equal to the fair value of the property manager’s business, including consideration for the cancellation of its contractual relationship with us and the loss of future fees. Thus, in the event we acquire the property manager’s business, the owner of the property manager, which is affiliated with our executive management, would receive payment in the form of shares of our common stock, the number of which could be substantial. There is no assurance that the value we would pay for the property manager’s business and assets would not exceed the value non-related purchasers would pay in an arms-length transaction. A majority vote of our directors not otherwise interested in the transaction and by a majority of our independent directors must approve the exercise of this right.
Possible future transactions with our executive management or their affiliates could create a conflict of interest for our executive management. Under prescribed circumstances, our bylaws permit us to enter into transactions with affiliates of our management, including the borrowing and lending of funds, the purchase and sale of properties, and joint investments. Currently, our policy is not to enter into any transaction involving sales or purchases of properties or joint investments with our executive management or their affiliates, or to borrow from or lend money to such persons. However, our policies in each of these regards may change in the future.

The limit on the amount of our common stock a person may own may discourage a takeover that could otherwise result in a premium price to our shareholders. In order for us to qualify as a REIT, no more than 50% of our outstanding stock may be beneficially owned, directly or indirectly, by five or fewer individuals (including certain types of entities) at any time during the last half of each taxable year. To ensure that we do not fail to qualify as a REIT under this test, our articles of incorporation restrict, unless waived by our Board, ownership by one person or entity to no more than 9.8% in value or number, whichever is more restrictive, of any class of our outstanding stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

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

Current commercial mortgage market trends may affect the terms and conditions of our mortgage financing and make it more difficult for us to obtain mortgage financing and have an adverse effect on our ability to make suitable investments. In response to illiquidity, disruption and uncertainty in the commercial mortgage markets, lenders with whom we typically deal, such as insurance companies and national state chartered banks, have instituted more stringent underwriting requirements, increased their underwriting costs, and increased their credit spreads as the demand for higher risk premiums continues. Thus, the amount of mortgage financing available has contracted and we expect our future borrowing costs to increase. Higher costs of mortgage financing and restricted levels of borrowing may result in lower yields from our real estate investments, which may reduce our cash flow available for distribution. These restrictions could include restrictions on our ability to make distributions to our shareholders. Because of these trends, we expect the terms and conditions of our mortgage loans will be more onerous and will contain more restrictive terms favorable to the lender, and that these terms and restrictions would reduce our operating flexibility. Unavailability of mortgage financing will directly reduce our ability to purchase additional properties and thus decrease our diversification of real estate ownership. Under these volatile and uncertain circumstances, banks and other financial institutions are reluctant to loan funds to each other, thus tightening the overall liquidity of the mortgage market.

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

We face possible liability if our properties contain asbestos or develop harmful mold. Federal regulations require us to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials (“ACMs”), and potential ACMs on our Properties. As a result of these regulations, we have an increased risk of personal injury lawsuits by workers and others exposed to ACMs and potential ACMs at our Properties. Also, these regulations may affect the value of any of our Properties containing ACMs and potential ACMs. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of ACMs and potential ACMs when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a Property.

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

Compliance with the Americans with Disabilities Act of 1990 and fire, safety, and other regulations may require us to make unintended expenditures that could adversely impact our results of operations.  Our properties are generally required to comply with the Americans with Disabilities Act of 1990, or the ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. The parties to whom we lease properties are obligated by law to comply with the ADA provisions, and we believe that these parties may be obligated to cover costs associated with compliance. If required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these parties to cover costs could be adversely affected and we could be required to expend our own funds to comply with the provisions of the ADA, which could materially adversely affect our results of operations or financial condition and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions to our shareholders.

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

As discussed below, we also own 4 of our properties indirectly through limited partnerships under a DOWNREIT structure. Also, we may on occasion purchase an interest in a long-term leasehold estate (for example, a ground lease like our ground lease on World Plaza). We may also enter sale-leaseback financing transactions whereby we purchase a property and lease it back to the seller for lease payments to cover our financing costs and where the seller has the right to repurchase the property at an agreed upon price. Such ownership structures allow us to hold a more valuable property with a smaller investment, but also reduce our ability to control such properties. In addition, if our co-owner in such arrangements experiences financial difficulties or is otherwise unable or unwilling to perform on their commitments, we may be forced to find a new partner on less favorable terms or lose our interest in such property if no partner can be found.

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

Certain Risks Relating to the Effects of Legislation

Implementation of healthcare legislation could affect our earnings and financial condition. In March 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010 and the Healthcare and Education Reconciliation Act. These two Acts implement comprehensive healthcare reform in the United States which will be implemented in a phased approach through 2018. The represented intent of these laws is to reduce the number of individuals in the United States without health insurance and effect significant improvements in the way healthcare is organized, paid for and delivered in the United States. Moreover, because of the many variables involved, including the initial lack of regulations and interpretive guidance regarding these laws, the effects of healthcare reform and its impact on our business, revenues, costs and financial condition, as well as those of our tenants, is not yet known and cannot be accurately anticipated.

The effects of the recently enacted Dodd-Frank Act on our business earnings and financial condition are uncertain. On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. We refer to this law as the Dodd-Frank Act. This Act will transform the way banks, broker-dealers, hedge funds, investment advisors, credit rating agencies, accountants, public companies and other financial institutions conduct business. The far reaching reforms to be implemented under this law include the creation of an independent bureau of consumer financial protection and other new boards and administrative bodies charged with implementing the law. Over the next two years, the administrative agencies charged with implementing this law will create regulations and procedures for exercising their authority under the law. The complexities and as yet unknown ramifications of this legislation will be significant and likely will result in substantial increases in restrictions on and costs of borrowing funds from the financial institutions covered by the legislation. Because of the many variables involved, including the lack of existing regulations or interpretive guidance, the effects of this financial reform legislation and its impact on our business, revenues, costs and financial condition, is unknown and cannot presently be accurately anticipated. Accordingly, this financial reform could adversely affect our costs of doing business, restrict our business activities and generally negatively impact our financial success, and the financial success of our tenants.

Changes to the definition of “accredited investor” under the Dodd-Frank Act may limit our ability to raise additional capital in this and other private placement offerings. Prior to enactment of the Dodd-Frank Act, a natural person could include the value of his or her primary residence in determining whether he or she met the $1.0 million net worth threshold alternative to qualify as an accredited investor under Regulation D of the 1933 Act. Effective July 22, 2010, the Dodd-Frank Act requires that, in determining whether the $1,000,000 net worth threshold has been met, the value of the natural person’s primary residence cannot be included. In addition, the Act authorizes the SEC to review the accredited investor definition and to make certain changes to it over the next four years as it relates to natural persons, but may not change the net worth threshold during this time period. Beginning in July 2014, the SEC is required to review the definition at least once every four years and to make changes (including changes to the net worth threshold) based on what it feels is needed for the protection of investors, in the public interest, and in light of the economy. Many homeowners previously met the $1.0 million net worth threshold due to the value of their homes, and due to this change, will no longer be able to do so. As a result, the number of our potential investors may be significantly decreased making it more difficult for us to raise additional capital from private placement offerings.

Risks Relating to Debt Financing

The more leverage we use, the higher our operational risks will be. The more we borrow, the higher our fixed debt payment obligations will be and the risk that we will not be able to timely pay these obligations will be greater in the event we experience a decrease in rental or other revenues or an increase in our other costs. At December 31, 2010, we had a total of $49.2 million of secured financing on our properties. We intend to continue to borrow funds through secured financings to acquire additional properties.

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

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to pay dividends. Some of our existing financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. In the future, we may finance more properties in this manner. Our ability to make a balloon payment at maturity is uncertain and will depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. At December 31, 2010, without respect to the Model Home Division, we had loans that require balloon payments of $3.1 million due in 2012, $8.9 million due in 2014, $10.5 million due in 2015 and $4.4 million due in 2016. The Model Home Division pays off its mortgage loans as they sell homes out of proceeds from the sale. Any deficiency from the sale proceeds would be paid out of existing cash. NetREIT, Inc. is a guarantor of the mortgage notes entered into by NetREIT Dubose.

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

Risks Associated with Making or Investing in Mortgage Loans

We do not have experienced loan underwriting personnel which may put us at a disadvantage in analyzing and negotiating mortgage loans and could have an adverse effect on our ability to pay dividends. We have made five mortgage loans to three borrowers totaling approximately $2.8 million with approximately $0.9 million outstanding from two borrowers as of December 31, 2010. We do not actively seek mortgage loan investments, but our management is open to these investment opportunities and we anticipate that we will invest in one or more mortgage loans in the future. We do not maintain any staff of experienced loan underwriting personnel. Our lack of experienced loan underwriting personnel may put us at a disadvantage in analyzing and negotiating mortgage loans and could result in our investment in poorer performing mortgage loans, which investments might have been avoided by a more experienced underwriting staff. The probability of our successfully investing in mortgage loans would be greatly enhanced by expertise in and experience with mortgage loan underwriting.

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

Risks Relating to Our Management’s Conflicts of Interest

Our management faces certain conflicts of interest with respect to our operations. We rely on our management, Messrs. Heilbron, Elsberry and Dubose, for implementation of our investment policies and our day-to-day operations. Messrs. Heilbron and Elsberry are also officers and directors of CHG Properties and certain affiliated entities. Mr. Dubose, who we rely on for the day-to-day operations of NetREIT Advisors and our Model Homes Division, is also an executive officer of Dubose REIT and, like Messrs. Heilbron and Elsberry, engages in other investment and business activities in which NetREIT has no economic interest. As a result, each of these persons may experience conflicts of interest in making management decisions and allocating their time among us, our property manager, Dubose REIT and, possibly, their other real estate investment programs or business ventures. For instance, they may have conflicts of interest in making investment decisions regarding properties for us as opposed to other entities that may have similar investment objectives. Also, they may face conflicts of interest in determining when to sell properties with respect to which CHG Properties is entitled to different amounts of fees and compensation. Also, these persons may face other conflicts of interest in allocating their time between us and one or more of their other affiliated entities in meeting their obligations to us and those other entities. Their determinations in these situations may be more favorable to other entities than to us. Our shareholders must depend on our independent directors, who presently constitute five of our eight directors, to oversee, monitor and resolve any such conflicts on our behalf.

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

Risks Relating to Federal Income Taxes

REIT investments are comparatively less attractive than investments in other corporations. The tax rate applicable to qualifying corporate dividends received by individuals prior to 2013 has been reduced to a maximum rate of 15% by recent income tax legislation. However, this tax rate is generally not applicable to dividends paid by a REIT, unless those dividends represent earnings on which the REIT itself has been taxed. Consequently, dividends (other than capital gain dividends) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income that currently are as high as 35%. This legislation may make an investment in our shares comparatively less attractive relative to an investment in the securities of other corporate entities that pay dividends and that are not formed as REITs. However, as a REIT, we generally would not be subject to federal corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our shareholders, and we thus expect to avoid the “double taxation” that other corporations are typically subject to.

Failure to qualify as a REIT could adversely affect our operations and our ability to pay dividends. We intend to continue to operate so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Qualification as a REIT provides significant tax advantages to us and our shareholders. However, in order for us to continue to qualify as a REIT, we must satisfy numerous requirements established under highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless we are entitled to relief under certain statutory provisions, we also will be disqualified from treatment as a REIT for the four taxable years following the year we ceased to qualify as a REIT. Losing our REIT status would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax. For any year in which we fail to qualify as a REIT, we will not be required to make distributions to our shareholders. Any distributions we do make will not be deductible by us when computing our taxable income, and will generally be taxable to our shareholders as dividends to the extent of our current and accumulated earnings and profits. Subject to certain limitations in the Code, corporate shareholders receiving such distributions may be eligible to claim the dividends received deduction. The tax rate applicable to qualifying corporate dividends received by individuals prior to 2013 has been reduced to a maximum rate of 15%.

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

Even if not subject to FIRPTA, capital gain dividends will be taxable to a non-U.S. shareholder if the non-U.S. shareholder is a non-resident alien individual who is present in the United States for 183 days or more during the taxable year and some other conditions apply, in which case the non-resident alien individual will be subject to a 30% tax on his U.S. source capital gains.

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

Retirement Plan Risks

There are special considerations that apply to qualified plans and IRAs investing in our shares. Investors who are qualified plans, such as a pension, profit sharing, 401(k), Keogh or other qualified retirement plan, or who are IRAs should satisfy themselves that:

•	their investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code;

•	their investment is made in accordance with the documents and instruments governing their Retirement Plan or IRA, including their plan’s investment policy;

•	their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	their investment will not impair the liquidity of the plan;

•	their investment will not produce Unrelated Business Taxable Income, or “UBTI” for the plan or IRA;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code

ITEM 2. PROPERTIES

General Information

We own or have an equity interest in eighteen (18) separate properties located in three states. In addition, through our limited partnership interests, we own a total of 74 model home properties located in eleven states. The following tables provide certain additional information about our properties as of December 31, 2010.
						Renovation
		Year				or
	Date	Property	Purchase	Percent		Improvement
Property/Location	Acquired	Constructed	Price*	Ownership	Occupancy	Cost.
Office Properties:

Havana/Parker Complex (1)	6/2006	1975	$5,828,963	100.0%	53.2%	$50,000
Aurora, CO

Garden Gateway Plaza (2,6)	3/2007	1982	$15,132,624	94.0%	69.7%	—
Colorado Springs, CO

Executive Office Park (3)	7/2008	2000/2001	$10,125,881	100.0%	89.6%	—
Colorado Springs, CO

Pacific Oaks Plaza (4)	9/2008	2005	$4,876,483	100.0%	100.0%	—
Escondido, CA

Morena Office Center (1)	1/2009	1987	$6,575,000	100.0%	77.2%	—
San Diego, CA

Fontana Medical Plaza (5)	2/2009	1980	$1,919,800	51.0%	100.0%	—
Fontana, CA

Rangewood Medical Office Building (1)	3/2009	1998	$2,630,000	100.0%	94.9%	—
Colorado Springs, CO

Genesis Plaza (1)	8/2010	1986	$10,000,000	100.0%	86.7%	—
San Diego, CA

Self-Storage Properties:

Sparky’s Palm Self-Storage (6)	11/2007	2003	$4,848,919	52.0%	80.7%	—
Highland, CA

Sparky’s Joshua Self-Storage (7)	12/2007	2003/2005	$8,007,127	100.0%	63.9%	—
Hesperia, CA

Sparky’s Thousand Palms Self-Storage	8/2009	2007	$6,200,000	100.0%	57.1%	—
Thousand Palms, CA

Sparky’s Hesperia East Self-Storage	12/2009	2007	$2,775,000	100.0%	47.0%	—
Hesperia, CA

Sparky’s Rialto Self-Storage	5/2010	2007	$4,875,000	100.0%	46.7%	—
Rialto, CA

Residential Properties:

Casa Grande Apts. (8)	4/1999	1973	$1,020,000	20.1%	94.9%	—
Cheyenne, WY

15 Model Home Properties (9)	2/2009	2008/2009	$5,114,335	75.7%	100.0%	—
Las Vegas, NV/Fair Oaks Ranch, CA

4 Model Home Properties (10)	9/2009	2008/2009	$2,866,835	83.0%	100.0%	—
San Diego, CA

4 Model Home Properties (11)	10/2010	2010	$907,300	100.0%	100.0%	—
Arizona

10 Model Home Properties (11)	10/2010	2010	$1,860,990	100.0%	100.0%	—
OR, ID, WA

10 Model Home Properties (12)	11/2010	2003-2008	$3,315,000	73.6%	100.0%	—
TX, OH, MI, CA, AZ, WA, NV

10 Model Home Properties (13)	11/2010	2004-2007	$2,758,000	70.5%	100.0%	—
TX, OH, NJ, WA, CA, AZ, NV

9 Model Home Properties (14)	11/2010	2006-2008	$3,467,000	66.6%	75.9%	—
NV, TX, CA, NC, WA, OH

12 Model Home Properties (11)	12/2010	2010	$2,905,760	100.0%	100.0%	—
TX

Retail Properties:

Escondido 7-Eleven (15,6)	9/2006	1980	$1,404,864	67.6%	100.0%	—
Escondido, CA

World Plaza	9/2007	1974	$7,650,679	100.0%	90.2%	—
San Bernardino, CA

Regatta Square	10/2007	1996	$2,180,166	100.0%	100.0%	—
Denver, CO

Waterman Plaza	8/2008	2008	$7,164,029	100.0%	83.6%	—
San Bernardino, CA

____________
*
Prior to January 1, 2009, “Purchase Price” includes our acquisition related costs and expenses for the purchase of the property. After January 1, 2009, acquisition related costs and expenses were expensed when incurred.

(1)	An office building leased to tenants on a gross basis where the tenant may be required to pay property related expenses in excess of the base year property related expenses.
(2)	Garden Gateway Plaza is comprised of three buildings, each on a separate legal parcel.
Information is for all 3 buildings in the Garden Gateway Plaza
(3)	An office building leased to tenants on a gross basis where the tenant may be required to pay property related expenses in excess of the base year property related expenses.
(4)	The Company, and related entities, occupies approximately 12,134 square feet, or 75.8% of this property as its corporate offices.
(5)	Under single user lease to DVA Healthcare Renal Care, Inc. (“DVA”) on a triple net basis, where the tenant is responsible for paying all property related expenses. DVA is a wholly-owned subsidiary of Davita, Inc., a leading provider of dialysis services in the United States for patients suffering from chronic kidney failure. The property is owned by Fontana Medical Plaza, LLC, the Company is the Managing Member and 51% owner.
(6)	This property is owned by a DOWNREIT Partnership for which we serve as general partner and in which we own less than a 100% equity interest.
(7)	Self-storage property with a self serve car wash on premises.
(8)	An apartment building leased to tenants on a month-to-month basis.
(9)	Model home properties owned by DAP II, of which the Company owns a 75.7% interest.
(10)	Model home properties owned by DAP III, of which the Company owns a 83.0% interest.
(11)	Model home properties owned by NetREIT Dubose, of which the Company owns a 99.0% interest.
(12)	Model home properties owned by DMHI Fund #3, LTD., of which the Company owns a 73.6% interest.
(13)	Model home properties owned by DMHI Fund #4, LTD., of which the Company owns a 70.5% interest.
(14)	Model home properties owned by DMHI Fund #5, LTD., of which the Company owns a 66.6% interest.
(15)	An apartment building leased to tenants on a month-to-month basis.

Physical Occupancy Table for Last 5 Years (1)

	Date	Percentage Occupancy as of the Year Ended December 31,
	Acquired	2006	2007	2008	2009	2010
Office Properties:

Havana/Parker Complex	06/06	79.00%	74.90%	54.00%	53.00%	53.20%

Garden Gateway Plaza	03/07		85.10%	88.30%	85.10%	69.68%

Executive Office Park	07/08		94.80%	94.80%	90.70%	89.60%

Pacific Oaks Plaza (2)	09/08			100.00%	100.00%	100.00%

Morena Office Center	01/09				77.20%	77.20%

Fontana Medical Plaza	02/09				100.00%	100.00%

Rangewood Medical Office
Building	03/09				94.30%	94.90%

Genesis Plaza	08/10					86.70%

Self-Storage Properties:

Sparky’s Palm Self-Storage	11/07		85.00%	84.20%	86.70%	80.70%

Sparky’s Joshua Self-Storage	12/07		77.00%	67.80%	75.40%	63.90%

Sparky’s Thousand Palms Self-
Storage	08/09				41.60%	57.10%

Sparky’s Hesperia East Self-
Storage	12/09				34.60%	47.00%

Sparky's Rialto Self-Storage	05/10					46.70%

Residential Properties:

Casa Grande Apartments	04/99	94.20%	92.00%	96.10%	84.60%	94.90%

15 Model Home Properties	02/09					100.00%

4 Model Home Properties	09/09					100.00%

4 Model Home Properties	10/10					100.00%

4 Model Home Properties	10/10					100.00%

10 Model Home Properties	11/10					100.00%

4 Model Home Properties	11/10					100.00%

9 Model Home Properties	11/10					75.90%

12 Model Home Properties	12/10					100.00%

Retail Properties:

Escondido 7-Eleven	09/06	100.00%	100.00%	100.00%	100.00%	100.00%

World Plaza	09/07		98.10%	94.00%	87.10%	90.20%

Regatta Square	10/07		100.00%	100.00%	100.00%	100.00%

Waterman Plaza	08/08			74.30%	83.60%	83.60%
____________
(1) Information is provided only for the years that we owned the property.
(2) The Company, and related entities, occupies 12,134 square feet, or 75.8% of this property as its corporate offices.

Top Ten Tenants Physical Occupancy Table

The following table sets forth certain information with respect to our top ten tenants.
			Percent of Total
	Number	Annualized Base	Annualized Base
	of	Rent as of	Rent as of
Tenant	Leases	December 31, 2010(1)	December 31 2010
County of San Bernardino	1	$521,496	7.08%
Goodwill Industries of Southern California	1	$432,191	5.87%
Wells Fargo Dealer Services, Inc.	1	$404,742	5.50%
Community Research Foundation, Inc	3	$361,808	4.91%
Marvell Semiconductor, Inc	1	$357,249	4.85%
Fairchild Semiconductor	1	$325,842	4.43%
Keller Williams Client's Choice Realty	4	$318,366	4.32%
DVA Healthcare Renal Care	1	$300,319	4.08%
Republic Indemnity of America	1	$220,810	3.00%
Fidelity National Title Company	1	$203,872	2.77%
____________
(1) Includes scheduled rent increases in 2011.

Occupancy and Average Effective Annual Rent Per Square Foot

The following table presents the average effective annual rent per square foot for our properties, excluding our model home properties, as of December 31, 2010.

			Percentage
			Occupied at	Annual Rent
	Square	Annual	December 31,	Per Sq Ft
Property	Footage	Gross Rent(1)	2010	At Full Occupancy

Office Properties:

Havana/Parker Complex	114,000	$622,197	53.20%	$10.26

Garden Gateway Plaza	115,052	$1,253,322	69.68%	$15.63

Executive Office Park	65,084	$1,057,623	89.60%	$18.14

Pacific Oaks Plaza (2)	16,000		100.00%	$(2)

Morena Office Center	26,784	$552,506	77.20%	$26.72

Fontana Medical Plaza	10,500	$300,319	100.00%	$28.60

Rangewood Medical Office
Building	18,222	$416,604	94.90%	$24.09

Genesis Plaza	57,685	$1,450,479	86.70%	$29.00

Self-Storage Properties:

Sparky’s Palm Self-Storage	50,250	$453,458	80.70%	$11.18

Sparky’s Joshua Self-Storage	149,750	$569,589	63.90%	$5.95

Sparky’s Thousand Palms Self-
Storage	113,126	$398,067	57.10%	$6.16

Sparky’s Hesperia East Self-Storage	72,940	$198,586	47.00%	$5.79

Sparky's Rialto Self-Storage	101,343	$383,022	46.70%	$8.09

Residential Properties:

Casa Grande Apts.	29,250	$257,462	94.90%	$9.28

Retail Properties:

Escondido 7-Eleven	3,000	$108,000	100.00%	$36.00

World Plaza	55,098	$773,000	90.20%	$15.55

Regatta Square	5,983	$196,529	100.00%	$32.85

Waterman Plaza	21,170	$553,320	83.60%	$31.26

____________

(1)	Annual Gross Rent is calculated based upon contractual rents due as of December 31, 2010, determined using GAAP including CAM reimbursements and leases on a month-to-month basis.
(2)	The Company, and related entities, occupies approximately 12,134 square feet, or 75.8% of this property as its corporate offices.

Average Effective Annual Rent Per Square Foot for Last 5 Years (1)

	Average Effective Annual Rent per Square Foot
	For the Years Ended December 31,
	2006	2007	2008	2009	2010
Office Properties:

Havana/Parker Complex	$8.07	$7.38	$6.35	$5.46	$5.29

Garden Gateway Plaza		$14.40	$14.84	$14.62	$13.78

Executive Office Park			$17.90	$18.20	$16.98

Pacific Oaks Plaza(2)			$15.94	$15.94	$17.36

Morena Office Center				$23.80	$21.86

Fontana Medical Plaza				$27.07	$27.86

Rangewood Medical Office Building				$15.62	$25.23

Genesis Plaza					25.72

Self-Storage Properties:

Sparky’s Palm Self-Storage		$9.32	$9.45	$8.02	$9.49

Sparky’s Joshua Self-Storage		$6.06	$4.80	$3.62	$4.39

Sparky’s Thousand Palms Self-Storage				$3.73	$3.37

Sparky’s Hesperia East Self-Storage

Sparky's Rialto Self-Storage					4.08

Residential Properties (3):

Casa Grande Apts.	$5.71	$6.24	$6.26	$6.05	$8.37

Retail Properties:

Escondido 7-Eleven	$18.02	$18.02	$18.02	$36.00	$36.00

World Plaza		$15.49	$15.40	$14.09	$14.04

Regatta Square		$38.17	$38.17	$32.08	$32.97

Waterman Plaza			$23.32	$24.81	$26.54

____________

(1)	Annualized from date of acquisition in year acquired. Model home properties not included.
(2)	The Company, and related entities, occupies 75.8% of this property as its corporate offices.

Lease Expirations Tables (1)

The following table shows lease expirations for our properties as of December 31, 2010, assuming that none of the tenants exercise renewal options.

	NetREIT, Inc. Properties

	Number of Leases		Annual Rental	Percent
Expiration Year	Expiring	Square Footage	From Lease	of Total
2011	46	74,326	$1,171,026	15.2%
2012	17	57,433	$1,071,652	14.0%
2013	24	91,943	$1,880,162	24.5%
2014	7	14,520	$317,850	4.1%
2015	17	69,261	$1,464,156	19.1%
2016	4	54,472	$858,512	11.2%
2018	2	18,057	$540,191	7.0%
2019	1	10,525	$300,318	3.9%
2020	1	2,920	$75,328	1.0%
Totals	119	393,457	$7,679,195	100.0%
____________

(1)   Table excludes residential and self-storage properties.

	Model Home Properties
			Annual
	Number of Leases		Rental	Percent
Expiration Year	Expiring	Square Footage	From Lease	of Total
2011	48	117,544	$1,976,028	77.7%
2013	26	62,349	$567,444	22.3%
	74	179,893	$2,543,472	100.0%

Concentration of Tenants

As of December 31, 2010, the following tenants accounted for 10% or more of our aggregate annual rental income for the specific property:

		Annual	Rental
Property	Tenant	Rent(1)	Income
Office Properties:

Havana/Parker Complex	None

Garden Gateway Plaza	Marvel Semiconductor, Inc	$357,249	28.5%
	Fairchild Semiconductor	$325,842	26.0%
	The Travelers Indemnity Co.	$166,727	13.3%

Executive Office Park	Keller Williams Realty	$318,366	30.1%
	Fidelity National Title Company	$203,872	19.3%

Pacific Oaks Plaza (3)		—	—

Morena Office Center	Community Research Foundation	$361,808	65.5%
	Lloyd’s Pest Control	$140,379	25.4%

Fontana Medical Plaza	DVA Healthcare Renal Care	$300,319	100.0%

Rangewood Medical
Office Building	Rocky Mountain Prosthetic Dentistry	$99,829	24.0%
Rangewood Orthodontics		$75,329	18.1%
Dr. Ruxandra Georgescu		$70,240	16.9%
Daniel G. Snow		$67,582	16.2%
Diane E. Reck, D.D.S.		$59,083	14.2%

Genesis Plaza	Wells Fargo Dealer Services, Inc.	$404,742	27.9%
Republic Indemnity of America		$220,810	15.2%
Panasonic Industrial Co.		$185,343	12.8%
Agilent Technologies, Inc.		$184,487	12.7%
State of California		$178,271	12.3%

Sparky’s Palm Self-Storage(2)

Sparky’s Joshua Self-Storage(2)

Sparky’s Thousand Palms Self-Storage(2)

Sparky’s Hesperia East Self-Storage(2)

Sparky’s Rialto Self-Storage(2)

Residential Properties:

Casa Grande Apartments (2)

15 Model Home Properties	Pardee Homes of California (4)	$400,032	65.5%
Pardee Homes of Nevada (4)		$210,924	34.5%

4 Model Home Properties	Pardee Homes of California (4)	$343,100	100.0%

26 Model Home Properties	K. Hovnanian of Houston, LP (5)	$489,000	63.9%
Hayden Hayden Homes, LLC		$186,120	24.3%

10 Model Home Properties	Pardee Homes of California (4)	$167,232	48.3%
K. Hovnanian Oster Homes, LLC (5)		$63,108	18.2%
Pardee Homes of Nevada (4)		$60,336	17.4%

10 Model Home Properties	Pardee Homes of California (4)	$85,644	28.7%
The Quadrant Corporation (4)		$63,456	21.2%
K. Hovnanian Oster Homes, LLC (5)		$57,288	19.2%

9 Model Home Properties	Pardee Homes of Nevada (4)	$95,208	27.4%
Pardee Homes of California (4)		$78,312	22.5%
Parker & Orleans Homebuilders, Inc.		$68,604	19.7%
K. Hovnanian Oster Homes, LLC (5)		$38,796	11.2%

Retail Properties:

Escondido 7-Eleven	7-Eleven, Inc.	$108,000	100.0%

World Plaza	County of San Bernardino	$521,496	67.5%
Citizen's Business Bank		$128,000	16.6%

Regatta Square	PBI, Inc.	$67,977	34.6%
Pinnacle Restaurant Group		$45,600	23.2%
5th Avenue Nails		$44,880	22.8%
Kashdom, Inc.		$38,072	19.4%

Waterman Plaza	Goodwill Industries	$432,191	78.1%
Alta Vista Credit Union		$72,420	13.1%

____________
(1) Annualized rent as of December 31, 2009 without considering scheduled rent increases.
(2) These properties are comprised of residential and self-storage units which are rented on a short term basis, generally on a month-to-month basis or less than 12 months.
(3) The Company, and related entities, occupies approximately 12,134 square feet, or 75.8% of this property as its corporate offices.
(4) A subsidiary of Weyerhaeuser Company.
(5) A subsidiary of K. Hovnanian Enterprises, Inc.

The following table provides certain information with respect to the leases of those tenants that occupy 10% or more of the rentable square footage in each of our properties as of December 31, 2010.

				Current
	Rentable		Percentage of	Base
	Square	Lease	Property	Annual	Renewal
Property and Lessee	Feet	Ends	Leased	Rent(1)	Options

Office Properties:

Havana/Parker Complex	None

Garden Gateway Plaza
Marvell Semiconductor	20,730	1/31/2012	18.0%	$357,249	One 2 yr.
Fairchild Semiconductor	18,900	7/31/2013	16.4%	$325,842	One 5 yr.
The Travelers Indemnity Co.	15,157	2/29/2016	13.2%	$166,727	One 5 yr.

Executive Office Park
Keller Williams Realty	21,192	8/31/2012	32.6%	$318,366	None
Security Title Guaranty Co.	9,217	7/31/2012	14.2%	$203,872	None

Pacific Oaks Plaza(3)	None

Morena Office Center
Community Research Foundation	12,582	3/31/2013	47.0%	$361,808	None
Lloyd’s Pest Control	6,722	1/31/2015	25.4%	$140,379	None

Fontana Medical Plaza
DVA Healthcare Renal Care	10,525	11/22/2019	100.0%	$300,319	Three 5 yr.

Rangewood Medical
Office Building
Rocky Mountain Prosthetic
Dentistry	3,717	3/31/2013	20.4%	$99,829	Two 5 yr.
Rangewood Orthodontics	2,920	3/31/2020	16.0%	$75,329	Two 5 yr.
Dr. Ruxandra Georgescu	2,920	3/31/2014	13.8%	$70,240	Three 5 yr.
Daniel G. Snow	2,778	3/31/2013	15.3%	$67,582	None
Diane E. Reck, D.D.S.	2,095	3/31/2011	11.5%	$59,083	Two 5 yr.

Genesis Plaza
Wells Fargo Dealer Services, Inc.	13,520	2/28/2015	23.4%	$404,742	One 5 yr.
Republic Indemnity of America	8,976	6/30/2015	15.6%	$220,810	One 5 yr.
Panasonic Industrial Co.	6,060	7/31/2013	10.5%	$185,343	One 5 yr.
Agilent Technologies, Inc.	5,941	10/31/2011	10.3%	$184,487	One 5 yr.
State of California	5,975	12/31/2015	10.4%	$178,271	One 5 yr.

Self-Storage Properties:

Sparky’s Palm Self-Storage (2)	None

Sparky’s Joshua Self-Storage (2)	None

Sparky’s Hesperia East
Self-Storage (2)	None

Sparky’s Thousand Palms
Self-Storage (2)	None

Sparky's Rialto Self-Storage (2)	None

Residential Properties:

Casa Grande Apartments (2)

15 Model Home Properties
Pardee Homes of California	19,804	9/15/2011	53.7%	$400,032	None
Pardee Homes of Nevada	17,035	9/15/2011	46.3%	$210,924	None

4 Model Home Properties
Pardee Homes of California	10,798	9/15/2011	100%	$343,140	None

26 Model Home Properties
K. Hovnanian of Houston, LP	54,311	3/31/2013	66.7%	$489,000	None
Hayden Hayden Homes, LLC	17,192	1/28/2013	21.1%	$186,120	None

10 Model Home Properties
Pardee Homes of California	5,871	M-T-M	30.2%	$167,232	None
K. Hovnanian Oster Homes, LLC	4,676	M-T-M	24.1%	$63,108	None
Pardee Homes of Nevada	4,076	M-T-M	21.0%	$60,336	None

10 Model Home Properties
Pardee Homes of California	2,930	M-T-M	13.5%	$85,644	None
The Quadrant Corporation	7,158	M-T-M	33.2%	$63,456	None
K. Hovnanian Oster Homes, LLC	4,753	M-T-M	22.0%	$57,288	None

9 Model Home Properties
Pardee Homes of Nevada	7,049	M-T-M	26.5%	$95,208	None
Pardee Homes of California	2,734	M-T-M	10.3%	$78,312	None
Parker and Orleans Homebuilders, Inc.	8,034	M-T-M	30.2%	$68,604	None
K. Hovnanian Oster Homes, LLC	2,923	M-T-M	11.0%	$38,796	None

Retail Properties:

Escondido 7-Eleven
7-Eleven	3,000	12/31/2018	100.0%	$108,000	Two 5 yr.

World Plaza
County of San Bernardino	29,942	2/28/2011	54.3%	$521,496	Two 1 yr.
					& One 5 yr.
Citizen's Business Bank	5,227	7/2/2016	9.5%	$128,000	None

Regatta Square
PBI, Inc.	1,851	5/31/2013	30.9%	$67,977	None
Pinnacle Restaurant Group	2,300	4/30/2011	38.4%	$45,600	None
5th Avenue Nails	1,032	8/31/2012	17.3%	$44,880	One 5 yr.
Fancy, Inc.	800	5/31/2012	13.4%	$38,072	One 5 yr.

Waterman Plaza
Goodwill Industries	14,503	9/24/2018	68.5%	$432,191	Two 5 yr.
Alta Vista Credit Union	1,974	5/14/2014	9.3%	$72,420	Three 5 yr.

____________
(1)	Annualized rent as of December 31, 2010 without considering scheduled rent increases.
(2)	Self-storage or residential units rented on a short term basis.
(3)	The Company, and related entities, occupies approximately 12,134 square feet, or 75.8% of this property as its corporate offices.

Geographic Diversification Table

The following table shows a list of properties we owned as of December 31, 2010, grouped by the state where each of our investments is located.

	NetREIT, Inc. Properties

					Approximate %
	No. of	Aggregate	Approximate %	Current Base	of Aggregate
State	Properties	Square Feet	of Square Feet	Annual Rent(1)	Annual Rent

California	12	677,646	66.1%	$3,815,073	51.8%
Colorado	5	318,341	31.1%	3,546,276	48.2%
Wyoming	1	29,250	2.8%	-	-%
	18	1,025,237	100.0%	$7,361,349	100.0%
____________

(1) Annualized rent as of December 31, 2010 without considering scheduled rent increases. Current base rent does not include residential and self-storage properties.

	Model Home Properties

					Approximate %
	No. of	Aggregate	Approximate %	Current Base	of Aggregate
State	Properties	Square Feet	of Square Feet	Annual Rent(2)	Annual Rent

California	15	42,137	23.4%	$1,074,360	42.3%
Texas	16	42,731	23.8%	364,080	14.3%
Nevada	13	29,525	16.4%	395,412	15.5%
Ohio	5	12,352	6.9%	159,192	6.3%
Washington	8	16,673	9.3%	180,624	7.1%
Arizona	6	13,415	7.5%	136,512	5.4%
Oregon	5	8,487	4.7%	96,660	3.8%
North Carolina	2	8,034	4.5%	68,604	2.7%
Idaho	2	3,175	1.8%	28,668	1.1%
New Jersey	1	2,096	1.2%	27,960	1.1%
Michigan	1	1,268	0.5%	11,400	0.4%
	74	179,893	100.0%	2,543,472	100.0%
____________
(2) Information is for Model Home Properties included in NetREIT Dubose Model Home REIT, Inc., DAP II, DAP III and Dubose Model Income Funds 3, 4 and 5.

Indebtedness

Mortgage Debt

The following table presents information as of December 31, 2010 on indebtedness encumbering our properties. The Company is current with respect to it’s payments on each of these loans.

	NetREIT, Inc. Properties
		Current
	Principal	Interest		Balance at
Property	Amount	Rate	Maturity Date	Maturity

Havana/Parker Complex	$3,323,714	6.51%	July 2016	$2,844,980
Garden Gateway Plaza (1)	9,823,854	6.08%	April 2014	$8,893,175
World Plaza	3,231,661	5.31%	February 2012	$3,060,931
Waterman Plaza	3,700,953	6.50%	September 2015	$3,304,952
Sparky’s Thousand Palms Self-Storage (2)	4,539,478	5.50%	March 2034	$-
Sparky’s Hesperia East Self-Storage(3)	1,717,059	5.00%	December 2016	$1,564,200
Sparky's Riato Self-Storage	2,887,597	5.00%	May 2015	$2,643,350
Genesis Plaza	4,973,365	4.65%	September 2015	$4,415,000
	$34,197,681

	Model Home Properties
	Principal	Current
Borrower	Amount	Interest Rate	Maturity Date

Dubose Acquisition Partners II, LP (4)	$2,937,316	5.50%	Various 2012
Dubose Acquisition Partners III, LP (5)	1,873,193	6.50%	Various 2012
NetREIT Dubose Model Home REIT, Inc. (6,10)	2,822,703	5.75%	Various 2015
NetREIT Dubose Model Home Income Fund #3, LTD. (7)	2,583,323	2.55-7.20%	Various 2011
NetREIT Dubose Model Home Income Fund #4, LTD. (8)	1,994,260	2.42-7.12%	Various 2011
NetREIT Dubose Model Home Income Fund #5, LTD. (9)	2,836,311	4.14-7.21%	Various 2011
	15,047,106

Total mortgage notes payable	$49,244,787

____________

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
(4) Consists of 15 mortgage notes payable secured by 15 model home properties.
(5) Consists of 4 mortgage notes payable secured by 4 model home properties.
(6) Consists of 26 mortgage notes payable secured by 26 model home properties.
(7) Consists of 9 mortgage notes payable secured by 9 model home properties.
(8) Consists of 10 mortgage notes payable secured by 10 model home properties.
(9) Consists of 10 mortgage notes payable secured by 10 model home properties.
(10) These mortgages are guaranteed by NetREIT, Inc.

Description of Properties

Office Properties:

Havana/Parker Complex

In June 2006, we purchased the Havana/Parker Complex which consists of 7 attached three story office buildings located in Aurora, Colorado. This property is located at the intersection of Parker Road and Havana Street which is one of the busiest intersections in Aurora. The property consists of approximately 114,000 square feet and is approximately 53.2% occupied as of December 31, 2010. The property is surrounded by newer Class A buildings. Our buildings are an alternative to the higher priced buildings in the area. We purchased the building for $5.8 million and invested approximately an additional $776,000 in renovating the property to attract quality and larger tenants. We borrowed $3.6 million to finance this purchase at the date of acquisition.  In December 2010, through the course of the Company’s annual review of property values for possible permanent impairment of value, we determined that the Havana/Parker Complex value had been impaired and, as a result, recorded an impairment of $1 million.

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

The property has 15 tenants and is approximately 70% occupied as of December 31, 2010. The major tenants include Marvell Semiconductors, Fairchild Semiconductors, and The Travelers Indemnity Company.

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

Executive Office Park is comprised of a condominium development consisting of four (4) separate buildings situated on four (4) legal parcels. The property is developed as an office condominium complex. The property consists of a total of 65,084 square feet situated on a total of 4.57 acres. The property is approximately 7 years old. This property is approximately 89.6% occupied as of December 31, 2010.

Pacific Oaks Plaza

In September 2008, we acquired the Pacific Oaks Plaza and related personal property located in Escondido, California. Our purchase price for the property was $4.9 million, all of which we paid in cash.
Pacific Oaks Plaza consists of a two story office building of approximately 16,000 square feet. The building was completed in 2005 and has been owner occupied since its construction. As of December 31, 2010 the part of the building not occupied by the Company and related parties was 100% leased.

Our principal corporate offices occupy 75.80%, or the remainder of the building.

The Pacific Oaks Plaza property is located in the City of Escondido, the fourth largest of the 18 incorporated cities in San Diego County. It lies in the northern part of the County bordering the City of San Diego to the south, San Marcos to the west and unincorporated areas of San Diego County to the north and east.

Morena Office Center

In January 2009, the Company acquired the Morena Office Center, an office building located in San Diego, California. The purchase price for the property was $6.6 million which we paid with $3.4 million in cash and with $3.2 million in loan proceeds from a draw on our Credit Facility. This property consists of approximately 26,784 square foot building on approximately 0.62 acres.

The property was constructed in 1987. The major tenants on the property include the Community Research Foundation and Lloyd’s Pest Control. As of December 31, 2010, the property was 77.2% occupied.

Fontana Medical Plaza

In February 2009, we formed Fontana Medical Plaza, LLC (“FMP”) with Fontana Dialysis Building, LLC, which we are the Managing Member and 51% owner. FMP assumed an agreement to purchase the Fontana Medical Plaza located in Fontana, California. The purchase price for the property was $1,900,000, before transaction costs, all payable in cash. The property consists of approximately 10,500 square feet. FMP also assumed a lease agreement for a single tenant to occupy 100% of the building for ten (10) years with three five (5) year renewal options. The lease agreement requires annual rent payments during the first five years of $300,319 increasing by 12.5% on the fifth year anniversary and each five year anniversary thereafter.

The tenant is DVA Healthcare Renal Care, Inc. (“DVA”) and the property is leased on a triple net basis. DVA is a wholly-owned subsidiary of Davita, Inc., a leading provider of dialysis services in the United States for patients suffering from chronic kidney failure.

Rangewood Medical Office Building

In March 2009, we acquired The Rangewood Medical Office Building (“Rangewood”) located in Colorado Springs, Colorado. The purchase price for the property was $2.6 million, before transaction costs. We purchased the property with $200,000 cash and a $2,430,000 draw on the Credit Facility. Rangewood is a 3-story, Class A medical office building of approximately 18,222 rentable square feet. The building was constructed in 1998. As of December 31, 2010, the property was 94.9% occupied.

Genesis Plaza

In August, 2010, the Company completed the acquisition of Genesis Plaza. The purchase price was $10.0 million The Company paid the purchase price through a cash payment of $5.0 million and a new mortgage loan with an insurance company secured by the Property of $5.0 million. The loan bears interest at 4.65% with a 25 year amortization schedule and a maturity date of August, 24, 2015 that may be extended for an additional 5 years at the lender’s discretion subject to a change in the interest rates and other terms of the agreement. The Property is a four-story suburban office building built in 1988 and located in the Kearny Mesa submarket of San Diego, California, consisting of 57,685 rentable square feet. As of December 31, 2010, the property was 86.7% occupied.

Self-Storage Properties:

Sparky’s Palm Self-Storage

In November 2007, we acquired the Sparky’s Palm Self-Storage property located in Highland, California. Our purchase price was $4.8 million, all of which we paid in cash. Sparky’s Palm Self-Storage is comprised of ten single story buildings and one two-story building, totaling approximately 50,250 rentable square feet, located on approximately 2.81 acres of land. The buildings comprise approximately 494 self-storage rental units and 29 recreational vehicle (RV) rental spaces. The buildings are of framed stucco and modular construction completed in 2003. The property is approximately 80.7% occupied as of December 31, 2010.

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

Sparky’s Joshua Self-Storage was constructed in 2003 and 2005 and is comprised of four single level storage buildings with approximately 149,750 rentable square feet, a three bedroom residence building, and a six bay self-serve coin operated car wash facility located on approximately 9.5 acres of land. The property consists of approximately 789 self-storage units and 72 recreational vehicle (RV) rental spaces. The property is approximately 63.9% occupied as of December 31, 2010.

Sparky’s Thousand Palms Self-Storage

In August 2009, we completed the acquisition of Sparky’s Thousand Palms Self-Storage, formerly known as Monterey Palms Self-Storage, located in Thousand Palms, California. The purchase price for the property was $6.2 million. We paid the purchase price through a cash payment of $1.5 million, which was applied to closing costs and fees and to an existing loan secured by Thousand Palms, and assumed a nonrecourse, variable interest rate, promissory note with a principal balance after the closing of $4.7 million.

Sparky’s Thousand Palms Self-Storage consists of nine (9) single story, Class A buildings, constructed of reinforced concrete masonry and metal construction with 113,126 rentable square feet comprised of 549 storage units which range in size from 25 to 300 square feet, and 94 enclosed RV and boat storage units that range in size from 150 to 600 square feet. The Property was built in 2007 and sits on approximately 5.5 acres or 238,273 square feet of land. The Property is located in the Palm Desert/Thousand Palms area adjacent to the Interstate 10 freeway in Riverside County, California.  The property is approximately 57.1% occupied as of December 31, 2010.

Sparky’s Hesperia East Self-Storage

In December 2009, We completed the acquisition of Sparky’s Hesperia East Self-Storage, formerly known as St. Thomas Self-Storage located in Hesperia, California. The purchase price for the property was $2.8 million. We paid the purchase price through a cash payment of $1.1 million and a promissory note in the amount of $1.7 million.

Sparky’s Hesperia East Self-Storage was constructed in 2007 and is comprised of fifteen single level storage buildings, a management office and a three bedroom residence building. The property consists of approximately 5.8 acres of land, 72,940 rentable square feet and approximately 479 self-storage units. The property is approximately 47% occupied as of December 31, 2010.

Sparky’s Rialto Self-Storage

In May 2010, the Company completed the acquisition of Sparky’s Rialto Self Storage, formerly known as Las Colinas Self-Storage, located in Rialto, California. The purchase price was $4.9 million. The Company paid the purchase price through a cash payment of approximately $2.0 million and a promissory note in the amount of approximately $2.9 million. The property consists of approximately 7.5 acres of land, 101,343 rentable square feet and approximately 771 self storage units. The property is approximately 46.7% occupied as of December 31, 2010.

Residential  Properties:

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

We lease the property to tenants on a month-to-month basis. The roof of the property was replaced in 1996. We plan no major renovations to the property within the next 36 months. As of December 31, 2010, the property is 94.9% occupied. Current rental rates are $575 for single bedroom units and $630 for the 2-bedroom units. The property competes for tenants with comparable multi-unit properties and single family residences in its area. We believe the property is comparable or superior to other multi-unit properties in the area considering its location and close proximity to Holiday Park, one of the more desirable areas of the city.

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

Model Home Investments

In February 2009, DMHU and the Company entered into an agreement to form DAP II and in May 2009, they formed DAP III. NetREIT is a 75.7% limited partner in DAP II and an 83.0% limited partner in DAP III. The partnerships have invested in 19 Model Homes which were leased back to the developers.

The purpose of both partnerships was to acquire Model Homes from developers for long term investment by acquiring them at a discount to their appraised value, leasing them back to the seller for 1 to 3 years, and seeking to sell them thereafter for a profit.

Model Home Properties

The Company, through NetREIT Dubose, began making investments in model home purchases and lease backs to the developers. The three transactions completed in 2010 are described below.

In October 2010, NetREIT Dubose acquired four model home properties in Arizona and leased them back to the developer. The purchase price for the properties was $0.9 million. NetREIT Dubose paid the purchase price through a cash payment of $0.45 million and four promissory notes totaling $0.45 million.

In October 2010, NetREIT Dubose acquired ten model home properties in Oregon, Idaho and Washington and leased them back to the developer. The purchase price for the properties was $6.1 million. NetREIT Dubose paid the purchase price through a cash payment of $3.05 million and ten promissory notes totaling $3.05 million.

In December 2010, NetREIT Dubose acquired twelve model home properties in Texas and leased them back to the developer. The purchase price for the properties was $2.9 million. NetREIT Dubose paid the purchase price through a cash payment of $1.45 million and ten promissory notes totaling $1.45 million.

The DMHI Funds

As described above in Item 1, the Company acquired significant interests in each of DMHI Fund #3, DMHI Fund #4 and DMHI Fund #5 (collectively, the “DMHI Funds”)

At the time we acquired the DMHI Funds, the three funds had a total 29 model home properties under lease to their respective developers under NNN leases  in 10 different states.

Retail  Properties:

Escondido 7-Eleven

In September 2006, we acquired a stand-alone single use retail property located at 850 West Mission Road, Escondido, California. This property consists of a 3,000 sq. ft. retail building situated on an approximately 12,000 sq. ft. corner lot. The property consists of a one-story, brick and wood constructed building with a cement stucco exterior and an asphalt-paved parking lot The building is currently under lease to 7-Eleven, Inc. and is operated as a convenience store. The lease provides for minimum monthly rent of $9,000. The lease, which was originally terminable on December 31, 2008, has been extended to December 31, 2018 with minimum monthly rent of $9,000 during the first 5 years and $10,350 during the second 5 years. The lease is not subject to any renewal options. The lease is a triple net lease requiring the tenant to pay all property related operating costs including property taxes, insurance and maintenance costs.

In June 2007, we sold a 48.6% undivided interest in the property to the family trust of Mr. William H. Allen, for which he serves as trustee. The sales price was $680,425, which equaled the pro rata share of agreed upon fair value for the property, including most of our acquisition costs and expenses. As a condition to the transaction, the parties, among other things, agreed to engage CHG Properties, Inc. to manage the property.

In April 2008, we and our co-owner contributed our respective interests in this property to a newly formed California limited partnership (the “NetREIT 01 LP Partnership). We serve as general partner of, and own a 51.4% equity interest in, the partnership. In October 2009, under his right to do so granted upon the formation of the partnership, the trust elected to convert a 33.3% equity interest in the partnership into 25,790 shares of our common stock at a price of $9.30 per share for a total of $239,844. Mr. Allen was elected to our Board at our annual shareholder meeting on October 16, 2009. Following this conversion, NetREIT’s equity interest in the partnership increased to 67.6%.

World Plaza

In September 2007, we completed our purchase of the World Plaza Retail Center, a multi-tenant neighborhood retail center located in San Bernardino, California. The property consists of approximately 55,098 square feet of gross leaseable area situated on approximately 4.48 acres used pursuant to a lease covering the land only ( the “Ground Lease”). The purchase price of $7.7 million was with cash and by assumption of an existing loan in the principal amount of $3.7 million secured by a first deed of trust on the Ground Lease. The Ground Lease requires us to pay current annual rentals of $20,040 with scheduled increases over the life of the lease and expires on June 31, 2062. The Ground lease includes an option to purchase the property at the price of $181,710 in 2062. This property is approximately 90.2% occupied as of December 31, 2010.

The property was constructed in 1974. The major tenants on the property include the County of San Bernardino and Citizens Business Bank.

Regatta Square

In October 2007, we completed our purchase of the Regatta Square, a neighborhood retail center located in Denver, Colorado. The purchase price was $2.2 million including transaction costs, all payable in cash. This property is comprised of approximately 5,983 square feet of gross leasable space situated on 0.4 acres of land. The property is 100% occupied as of December 31, 2010.

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

Waterman Plaza was a newly constructed retail/office building of approximately 21,170 gross leaseable area and approvals to construct an additional 2,300 square foot building. The property consists of a total of 2.7 acres.  The property is approximately 83.6% occupied as of December 31, 2010.

Our Real Estate Loan Investments

Mortgage loan investments have been a very minor source of our revenue since our inception. As a general policy, we are not in the business of originating mortgage loans.

During 2008, we sold undivided interests in the Garden Gateway Plaza and Sparky’s Palm Self-Storage properties. In connection with these sales, we took back notes from the buyers in the aggregate amount of approximately $0.9 million. The notes are secured by the buyers’ interests in these properties.

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

We pay quarterly cash distributions computed on a monthly basis to our common shareholders. The following is a summary of monthly distributions paid per common share for the years:

Month	2010	2009
	Cash Dividend	Stock Dividend(1)	Cash Dividend
January	0.0475		$0.050
February	0.0475		0.050
March	0.0475		0.050
April	0.0475		0.050
May	0.0475		0.050
June	0.0475		0.050
July	0.0475		0.050
August	0.0475		0.050
September	0.0475		0.050
October	0.0475		0.050
November	0.0475		0.050
December	0.0475	5%	0.050
Total	$0.5700		$0.600

____________

(1) On January 2, 2010, the Company issued a stock dividend of 5%, or 482,027 common shares, to shareholders of record on December 31, 2009.

At December 31, 2010, a cash distribution of $0.1425 per common share was payable and was paid in January 2011. At December 31, 2009, a cash distribution of $0.15 per common share was payable and was paid in February 2010.

We paid dividends on our shares of Series AA Preferred Stock at a quarterly rate of $0.437 per share until the shares were redeemed in May 2010 for an aggregate distribution of $34,447.  In addition we made distributions on our shares of AA Preferred Stock outstanding in 2009 at a quarterly rate of $0.437 per share, resulting in aggregate distributions on these shares of $87,850.

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

We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions. Although we eventually intend to make cash dividend distributions out of our operating cash flow and proceeds from the sale of properties, we do not presently have sufficient operating cash flow to do so, and we do not anticipate generating sufficient cash flow from operations to do so in the near future. Therefore, to fund our future dividends, we expect that we will continue to rely on proceeds from additional borrowings of secured or unsecured debt, proceeds from the sale of properties owned and from proceeds of the ongoing private placement of common stock until such time that our cash flow from operations exceeds the amount of cash dividends paid to shareholders. In the event that we are unable to make distributions out of cash flow from operations, or cannot secure additional equity or debt financing, our ability to declare and pay a cash dividend on our common stock may be materially limited.

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

Annually, we provide each of our shareholders a statement detailing distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital. During the years ended December 31, 2010 and 2009, all distributions were non-taxable as they were considered return of capital to the shareholders.

Number of Holders of Each Class of Stock

As of March 9, 2011, there were 2,650 holders of our Series A common stock.

Securities Issued Under our 1999 Flexible Incentive Plan

The following table provides information as of December 31, 2010 regarding securities awarded under our only securities compensation plan, the 1999 Flexible Incentive Plan (the "Plan")
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation plans
	options, warrants	outstanding options,	(excluding securities
	and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	None	None	(1)
Equity compensation plans not
approved by security holders	None	None	None
Totals			(1)

____________

(1)
The stock option compensation was issued under the Plan by our Board which administers the Plan provides that no more than 10% of the outstanding shares can be issued under the Plan. At December 31, 2010 the maximum number of shares that could be issued under the Plan was 1,242,988 shares. Excluding the non-vested restricted stock described in note (2) below, the number of securities remaining available for future issuance under equity compensation plans is 1,236,815 shares at December 31, 2010.

(2)
In addition to the stock options awarded under the Plan, the Compensation Committee of the Board of Directors adopted a restricted stock compensation plan under the Plan in December 2006. A table of non-vested restricted shares granted and vested since December 31, 2007 is as follows:

Balance, December 31, 2007	10,847
Granted	29,265
Vested	(12,751)
Cancelled	(134)
Balance, December 31, 2008	27,227
Granted	43,984
Vested	(24,787)
Cancelled	(566)
Balance, December 31, 2009	45,858
Granted	53,617
Vested	(37,547)
Cancelled	(286)
Balance, December 31, 2010	61,642

____________

See Note 8 of the Notes to Financial Statements for further description of the employee retirement and share-based incentive plans. All shares issuable under the Plan are Series A common stock.

Issuer Purchases of Equity Securities
(d)
Maximum
			(c)	Number (or
			Total	Approximate
			Number of	Dollar
			Shares (or	Value) of
			Units)	Shares (or
			Purchased as	Units)
	(a)		Part of	that May Yet
	Total	(b)	Publicly	Be
	Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs (1)	Programs (1)
July 1 — July 31, 2010	7,854	$8.00
Total	7,854	$8.00

____________

(1)
We do not have a  repurchase program or a formal policy regarding repurchases of our common stock. Our repurchase of our common stock in 2010 was made at the request of the shareholder and was due to financial hardship of the selling shareholder or other considerations.

During the period starting on October 1, 2010 and ending on March 9, 2011, we sold an aggregate of 839,779 shares of our common stock resulting in aggregate net proceeds of approximately $6,986,966. These shares were sold at a price of $10.00 per share in a private placement offering to a total of 345 accredited investors. Each issuee purchased its shares for investment and the shares are subject to appropriate transfer restrictions. The offering was made by us through selected FINRA member broker-dealer firms. The sales were made in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws contained in Section 4(2) of the Act and Rule 506 promulgated thereunder.

During the period starting on October 1, 2010 and ending on March 9, 2011, we also issued 188,060 shares of our common stock to certain of our existing shareholders under our dividend reinvestment plan. The shares were issued directly by us without underwriters to a total of 1,450 persons participating in the plan. We sold these shares in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. Each issuee purchased the shares for investment and the shares are subject to appropriate transfer restrictions.

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

OVERVIEW AND BACKGROUND

We operate as a self-administered real estate investment trust (“REIT”) headquartered in San Diego County, California, formed to own, operate and acquire income producing real estate properties. During the last three years, we have completed the acquisition of ten income producing properties and invested in five income producing real estate partnerships.  We built our operational and administrative infrastructure, including hiring a staff of quality employees, to give us the capability to become a large real estate investing company as well as having the resources to deal with the additional burden of compliance with the U.S. Securities and Exchange Commission (“SEC”) rules and regulations. On March 1, 2010, NetREIT Advisors began managing and serving as external advisor to NetREIT Dubose. NetREIT Advisors’ general and administrative expenses are currently approximately $50,000 per month.  NetREIT Advisors did not generate any acquisition fees from unrelated parties until the fourth quarter 2010. We expect its fee revenue to exceed the expenses commencing in 2011. Our general and administrative expenses, including those of NetREIT Advisors, which we finance, have increased at a greater rate than our operating income, resulting in net losses of $2,989,349 and $2,533,527 in 2010 and 2009, respectively. NetREIT Dubose will continue to make additional property acquisitions and we expect revenues less rental operating costs to increase at a far greater rate than our general and administrative costs. Therefore, we anticipate that our net loss will decline in the future.

During the last three years we experienced rapid growth, having increased capital by approximately 150.9% to $73.3 million at December 31, 2010 from $65.8 million at December 31, 2009 from $29.3 million at December 31, 2007. Our investment portfolio, consisting of real estate assets, lease intangibles, investment in real estate ventures, land purchase option and mortgages receivable, have increased by approximately 158.5% to $120.7 million at December 31, 2010 from $87.0 million at December 31, 2009 from $46.7 million at December 31, 2007. The primary source of the growth in the portfolio during these three years was attributable to increase in capital from the net proceeds of approximately $58.8 million from the sale of additional equity securities. The increase in our investment portfolio was also funded from proceeds from mortgage notes payable, net of principal repayments, of approximately $37.0 million.

Economic Outlook

Over the last few years, the United States and global economy have been in a recession and although during 2010 there were indications of improvement and stabilization, we believe the United States remains in a recession. The current economic environment is characterized by a residential housing foreclosures and oversupply of homes, depressed commercial real estate valuations, weak consumer spending, employment anxiety and concerns of inflation and higher interest rates. Business profits and investment seem to be improving generally. However, the housing sector and finance have so far not significantly improved. We believe that the pace of this recovery will likely be slow and disjointed. Recovery will start with increasing job growth, but it will not be consistent across industries, geographies or periods of the year causing an uneven tempo of growth.

There has been an improvement in the liquidity to the real estate mortgage markets, largely due to renewed life insurance company lending and, to a lesser degree, the reemergence of the collateralized mortgage backed securities (“CMBS”). However, the market is “two tiered” with favorable lending terms for the best properties in prioritized locations and a second tier for distressed properties or loans in less desirable locations. In addition, the lenders’ underwriting terms are much more stringent than prior to the financial crisis. We believe that there will be opportunities from the debt markets in the form of low interest rates for property buyers in 2011, but also for lenders willing to fill the void for smaller deals and borrowers, and for mezzanine lenders filling the equity gap on expiring loans that were made before the financial crisis.

In addition, this difficult economic environment may also make it difficult for our tenants to continue to meet their obligations to us. We have been successful maintaining relatively even levels of occupancy at our stabilized properties; however, overall progress to date in the office leasing velocity and pricing has been inconsistent both regionally and across assets of differing quality.  Vacancy rates in our markets appear to have reached the top and are starting to descend at a slow pace.  Substantial job gains and the completion of office tenant downsizing will be needed to bolster occupancy and allow landlords to regain a measure of pricing power. Several years may be required before vacancy rates decline sufficiently to support meaningful growth in rents.

Our involvement in retail properties has been limited.  Retail demand for space in 2011 is expected to be positive for the first time since 2007.  However, the increase is expected to be modest and availability rates will remain high, keeping downward pressure on rents. Although retail sales are coming back online, sales are a continued challenge to the need for expanding “brick and mortar” and with the availability rates across retail types are so high we believe that the retail investment arena could be five years before strong rent growth is imminent.

Economic growth rates have shown trends of stabilizing in recent periods and inflation rates in the United States has remained low. Changes in inflation/deflation are sometimes associated with changes in long-term interest rates, which may have a negative impact on the value of the portfolio we own. To mitigate this risk, we will continue to seek to lease our properties with fixed rent increases and/or with scheduled rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or other indices for the jurisdiction in which the property is located. To the extent that the CPI increases, additional rental income streams may be generated from these leases and thereby mitigate the impact of inflation.

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

During the three-year period ended December 31, 2010, our cash flow from operations ($2.4 million) and our net proceeds from sales of real estate ($4.7 million) exceeded the aggregate dividends we paid out to our shareholders ($6.6 million).  Our cash flow from operations of $0.6 million and no proceeds from sales of real estate during the year ended 2010 was less than our aggregate dividends paid to our shareholders of $3.0 million. During 2010, the excess dividends were paid from the proceeds from our ongoing common stock offering.  As we cannot predict when our sales of real estate will occur, and as such sales are subject to various factors, many of which are not in our control, our cash flow from such sales will likely fluctuate significantly.  In light of the highly distressed nature of the commercial real estate economy in 2009 and 2010, we exercised extreme caution with respect to potential property acquisitions, and consequently we consummated fewer property acquisitions which resulted in the accumulation of significant cash balances that provided a very low yield.  In addition, our current cash flow from operating activities has been significantly impacted by the increase in general and administrative expenses required to facilitate our growth and the start up expenses of the new model home business. We anticipate that as our existing properties are stabilized and fully reflected in the annual cash flow, and as we acquire additional properties, our revenues will increase at a faster rate than our general and administrative expenses due to efficiencies of scale. We therefore believe that when all properties are operating at stabilized rates and when excess cash on hand is fully invested with continued funds from raising capital, we will be able to fund future distributions to our shareholders from cash flow from operations.

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

As of December 31, 2010, we owned or had an equity interest in eight Office Properties which total approximately 423,000 rentable square feet, four Retail Properties which total approximately 85,000 rentable square feet, five Self Storage Properties which total approximately 487,000 rentable square feet, and one Residential Property.  In 2009, we acquired ownership interests in DAP II and DAP III which own an aggregate of 19 Model Home Properties.  During the last quarter of 2010, we acquired a significant interest in the three DMHI Funds which own in the aggregate 29 Model Home Properties.  In addition, NetREIT Dubose has acquired 26 Model Home Properties

Our properties, except for the model home properties, are located primarily in Southern California and Colorado with a single property in Wyoming. Except for Southern California, these areas have above average population growth. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within one year for office and retail and three years for self storage facilities of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year, or has been operating for three years. Our geographical clustering of assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas. We actively seek potential acquisitions through regular communications with real estate brokers and other third parties. Most of our office and retail properties are leased to a variety of tenants ranging from small businesses to large public companies, many of which do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having net leases that require the tenant to pay all of the operating expense (Net, Net, Net Leases) or pay increases in operating expenses over specific base years.

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

Earnings and profits that determine the taxability of distributions to shareholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the years ended December 31, 2010 and 2009, all distributions were considered return of capital to the shareholders and therefore non-taxable.

We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2010 and 2009.

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

The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to recruit a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $343,205 and $389,267 for the years ended December 31, 2010 and 2009, respectively.

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

Sales of Real Estate Assets. Gains from the sale of real estate assets will not be recognized under the full accrual method until certain criteria are met. Gain or loss (the difference between the sales value and the cost of the real estate sold) shall be recognized at the date of sale if a sale has been consummated and the following criteria are met:

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

As of December 31, 2010 and 2009, we did not classify any properties as held for sale.

Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the years ended December 31, 2010 and 2009, was $3,014,603 and $1,758,125, respectively.

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

We are required to perform a test for impairment of other definite and indefinite lived intangible assets at least annually, and more frequently as circumstances warrant. Our testing date is the end of our calendar year. Based on our current reviews, no impairment was deemed necessary at December 31, 2010 or 2009.

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2010 or 2009.

Impairment. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows.

Impairment of Real Estate Assets.  The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of our real estate assets may not be recoverable as required by generally accepted accounting principles.  If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, for the identified property and determines if the investment in such property is recoverable.  If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company's best estimate of the property's discounted future cash flows. As of December 31, 2010, based on a review of each of our properties to determine if circumstances indicate impairment in the carrying value of the property exist, we determined that one of our properties was impairment.  That property is the Havana Parker Office complex in Aurora, Colorado, a part of our office segment which had a carrying value of approximately $6.5 million at December 31, 2010.  This property consists of 114,100 square feet of office space divided up into units ranging from 178 to 4,100 square feet and averaging 1,400 square feet.  Due to many factors, including the general economy and rental competition from nearby office buildings, this property’s occupancy had decreased to 51% and rental rates had also declined.  Based on these and other factors, we concluded that the property was impaired and required adjustment to fair value. Fair value of the property was based on our analysis of future discounted cash flows using new lease move-ins and rent rates starting with the new tenant results achieved in 2009 and 2010.  After 2011, the rent rates were increased approximately 5% and the absorption rate remained constant until a 15% vacancy rate was achieved.  We believe the assumptions are reasonable but we cannot give any assurance that they will, in fact, be realized. Based on this analysis, we determined a $1.0 million write-down of the carrying value of this property was appropriate. The mortgage note payable on the property of approximately $3.3 million is payable in monthly installments of through July 1, 2016.  The mortgage note payable does not have any debt covenants that would likely to be violated as a result of this impairment and the building’s performance.

There were no impairments recognized on the Company’s real estate assets at December 31, 2009.

Investments in Real Estate Ventures. The Company analyzes its investments in joint ventures including any investments held as tenants in common to determine whether the investment should be accounted for under the equity method of accounting or consolidated into the financial statements. The Company has determined that the investments held as a tenant in common interest should be accounted under the equity method. Under the equity method, the Company’s investment in real estate ventures is stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the Company’s ownership interest in the earnings of each of the unconsolidated real estate ventures. For the purposes of presentation in the statement of cash flows, the Company follows the “look through” approach for classification of distributions from joint ventures. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture’s sale of assets) in which case it is reported as an investing activity. Management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. As of December 31, 2010, the Company did not have any investments in real estate ventures. There were no impairment charges recognized for the year ended December 31, 2009.

Revenue Recognition. We recognize revenue from rent, tenant reimbursements, and other revenue once all of the following criteria are met:

•           persuasive evidence of an arrangement exists;

•           delivery has occurred or services have been rendered;

•           the amount is fixed or determinable; and

•           the collectability of the amount is reasonably assured.

Annual rental revenue is recognized in rental revenues on a straight-line basis over the term of the related lease. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other operating expenses are recognized as revenues in the period the applicable expenses are incurred or as specified in the leases. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenue on a straight-line basis over the term of the related leases.

Certain of our leases currently contain rental increases at specified intervals. We record as an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts, we record a direct write-off of the specific rent receivable. No such reserves related to deferred rent receivables have been recorded as of December 31, 2010 or 2009.

Interest income on mortgages receivable is accrued as it is earned. The Company stops accruing interest income on a loan if it is past due for more than 90 days or there is doubt regarding collectability of the loan principal and/or accrued interest receivable.

New Accounting Pronouncements. In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). ASU No. 2010-06 requires additional disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires the Company to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This ASU also requires the Company to disclose additional information related to credit quality indicators, past due information, information related to loans modified in a troubled debt restructuring and significant purchases and sales of financing receivables disaggregated by portfolio segment. ASU No. 2010-20 was initially effective for interim and annual periods ending on or after December 15, 2010. As this ASU amends only the disclosure requirements for loans and the allowance for credit losses, the adoption of ASU No. 2010-20 is not expected to have a significant impact on the Company’s financial statements. In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01”). ASU No. 2011-01 announced that it was deferring the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU No. 2010-20. The effective date for those disclosures will be concurrent with the effective date for proposed ASU No. 2010-20. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of ASU No. 2010-20 may require additional disclosures, but the Company does not expect the adoption to have a material impact to its consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2010-29”). ASU No. 2010-29 updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. The Company adopted ASU No. 2010-29 for the year ended December 31, 2010 and the adoption of this ASU did not have a material impact to the Company’s consolidated financial statements.

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Our results of operations for the years ended December 31, 2010 and 2009 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense, general and administrative expense and depreciation and amortization will significantly increase in future periods as a result of the assets acquired over the last four years and as a result of anticipated growth through future acquisitions of real estate related investments.

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

In February 2009, we formed FMP with Fontana Dialysis LLC. We are the Managing Member and 51% owner of FMP. On February 19, 2009, FMP assumed an agreement to purchase the Fontana Medical Plaza located in Fontana, California. The purchase price for the property was $1,900,000. We purchased the property with $800,000 cash and a $1,100,000 draw on our line of credit facility. The property consists of approximately 10,500 square feet and is currently unoccupied. The FMP has also assumed a lease agreement for a tenant to occupy 100% of the building for ten years with three five year renewal options. The new tenant commenced paying rent in November 2009.  The lease agreement requires annual rent payments during the first five years of $259,973 increasing by 12.5% on the fifth year anniversary and on each five year anniversary thereafter. There are approximately 3 months results of operations for this property included for the year ended December 31, 2009 compared to inclusion of a full year for the year ended December 31, 2010.

In March 2009, we acquired Rangewood located in Colorado Springs, Colorado. The purchase price for the property was $2.6 million. We purchased the property with $200,000 cash and a $2,430,000 draw on our line of credit facility. Rangewood is a 3-story, Class A medical office building of approximately 18,222 rentable square feet. There are approximately nine months results of operations for this property included for the year ended December 31, 2009 compared to inclusion of a full year for the year ended December 31, 2010.

In August 2009, we acquired Sparky’s Thousand Palms located in Thousand Palms, California. The purchase price for the Property was $6.2 million. We paid the purchase price through a cash payment of $1.5 million which was applied to closing costs and fees and to an existing loan secured by the property, and assumed a nonrecourse, variable interest rate, promissory note with a principal balance after the closing of $4.7 million. The property consists of nine (9) single story, Class A buildings, constructed of reinforced concrete masonry and metal construction with 113,126 rentable square feet comprised of 549 storage units which range in size from 25 to 300 square feet, and 94 enclosed RV and boat storage units that range in size from 150 to 600 square feet. There are approximately four months results of operations for this property included for the year ended December 31, 2009 compared to inclusion of operations for the full year ended December 31, 2010.

In December 2009, we completed the acquisition of Sparky’s Hesperia East located in Hesperia California. The purchase price for the property was $2.8 million. We paid the purchase price through a cash payment of $1.1 million and a promissory note in the amount of $1.7 million.  The property consists of sixteen (16) single story, Class A buildings, constructed of reinforced concrete masonry and metal construction with 72,940 rentable square feet comprised of 479 storage units which range in size from 25 to 300 square feet. The property also includes an onsite lobby and management offices as well as a manager’s living quarter. There is inclusion of less than one month operations during the year ended December 31, 2009 compared to inclusion of a full year the year ended December 31, 2010.

In March 2010, the Company purchased certain tangible and intangible personal property from DMHU, including rights to certain names, trademarks and trade secrets, title to certain business equipment, furnishings and related personal property. DMHU had used these assets in its previous business of purchasing model homes for investment in new residential housing tracts and initially leasing the model homes back to their developer. In addition, the Company also acquired DMHU’s rights under certain contracts, including contracts to provide management services to 19 limited partnerships sponsored by DMHU and for which a DMHU affiliate serves as general partner (the “Model Home Partnerships”). These partnerships include DAP II and DAP III in each of which the Company was a 51% limited partner. In the DMHU Purchase, the Company paid the owners of DMHU $300,000 cash and agreed to issue up to 120,000 shares of the Company’s common stock, depending on the levels of production the Company achieves from its newly formed Model Homes Division over the next three years. The Company also agreed to continue to employ three former DMHU employees and to pay certain obligations of DMHU, including its office lease which expired on September 30, 2010. As Mr. Dubose is a Company director and was the founder and former president and principal owner of DMHU and certain of its affiliates, this transaction was completed in compliance with the Company’s Board’s Related Party Transaction Policy. The transaction has been accounted for as a business combination. Management performed an analysis of intangible assets acquired with the assistance of an independent valuation specialist and it was determined that $209,000 of the purchase price is attributable to customer relationships and will be amortized over 10 years. The Company also estimated a liability of $1,032,000 associated with the 120,000 shares that it believes will be issued in the future. As a result of the acquisition, the total purchase price of $1,332,000 was allocated between goodwill of$1,123,000 and intangible assets of $209,000. As a result of the transaction, the Company’s investment in DAP II and DAP III are consolidated into the financial statements of NetREIT effective March 1, 2010.

The Company has formed its Model Homes Division which will pursue investment activities based on DMHU’s business model. The Model Homes Division’s activities will initially include the purchase and leaseback of Model Homes in new residential housing tract developments and providing management services to the 19 Dubose Partnerships. To pursue this business, the Company formed a new subsidiary, NetREIT Advisors and is sponsoring the formation of NetREIT Dubose. NetREIT Dubose will invest in Model Homes it purchases from developers in transactions where the developer leases back the Model Home under a short term lease, typically one to three years in length. Upon expiration of the lease, NetREIT Dubose will seek to re-lease the Model Home until such time as it is able to sell the property. NetREIT Dubose will own substantially all of its assets and conduct its operations through the Operating Partnership. NetREIT Advisors serves as the advisor to NetREIT Dubose.

NetREIT Advisors will also provide management services to the 19 Dubose Partnerships, pursuant to the rights under the management contracts assigned to it by DMHU. For these services, NetREIT Advisors receives ongoing management fees and has the right to receive certain other fees when the respective partnership sells or otherwise disposes of its properties.

In May 2010, the Company completed the acquisition of Sparky’s Rialto located in Rialto, California. The purchase price was $4.9 million. The Company paid the purchase price through a cash payment of approximately $2.0 million and a promissory note in the amount of approximately $2.9 million. The property consists of approximately 7.5 acres of land, 101,343 rentable square feet and approximately 771 self storage units. There are no results of operations included for the year ended December 31, 2009 and approximately seven months operations in the year ended December 31, 2010.

In July 2010, the Company capitalized NetREIT Dubose with a cash contribution of $1.2 million in return for a convertible promissory note, which was subsequently converted to NetREIT Dubose common stock on September 30, 2010. NetREIT Dubose has also commenced raising outside investor capital pursuant to a private offering. NetREIT Dubose seeks to sell up to 2.0 million shares of its common stock at $10.00 per share, or $20.0 million in this private placement.

In August, 2010, the Company completed the acquisition of Genesis Plaza. The purchase price was $10.0 million The Company paid the purchase price through a cash payment of $5.0 million and a new mortgage loan with an insurance company secured by the Property of $5.0 million. The loan bears interest at 4.65% with a 25 year amortization schedule and a maturity date of August, 24, 2015 that may be extended for an additional 5 years at the lender’s discretion subject to a change in the interest rates and other terms of the agreement. The Property is a four-story suburban office building built in 1988 and located in the Kearny Mesa submarket of San Diego, California, consisting of 57,685 rentable square feet. There are no results of operations included for the year ended December 31, 2009 and approximately four months operations in the year ended December 31, 2010.

In October 2010, NetREIT Dubose acquired four model home properties in Arizona and leased them back to the developer. The purchase price for the properties was $0.9 million. The Company paid the purchase price through a cash payment of $0.45 million and four promissory notes totaling $0.45 million. There are no results of operations included for the year ended December 31, 2009 and approximately three months operations in the year ended December 31, 2010.

In October 2010, NetREIT Dubose acquired ten model home properties in Oregon, Idaho and Washington and leased them back to the developer. The purchase price for the properties was $6.1 million. The Company paid the purchase price through a cash payment of $3.05 million and ten promissory notes totaling $3.05 million. There are no results of operations included for the year ended December 31, 2009 and approximately two months operations in the year ended December 31, 2010.

In December 2010, NetREIT Dubose acquired twelve model home properties in Texas and leased them back to the developer. The purchase price for the properties was $2.9 million. The Company paid the purchase price through a cash payment of $1.45 million and ten promissory notes totaling $1.45 million. There are no results of operations included for the year ended December 31, 2009 and less than one month operations in the year ended December 31, 2010.

In November 2010, the Company completed its tender offer for the purchase of outstanding partnership units of the three DMHI Funds. The tender resulted in the Company acquiring 73.6%, 70.5% and 66.6% of the outstanding units of DMHI Fund #3, DMHI Fund #4 and DMHI Fund #5, respectively through the issuance of 112,890 shares of common stock and $896,893 in cash. These funds own a total of 29 model home properties. There are no results of operations included for the year ended December 31, 2009 and approximately one month operations in the year ended December 31, 2010.

Sales of Undivided Interests in Properties.

Casa Grande Apartments

In March 2008, we sold an undivided 54.92% interest in the Casa Grande Apartments located in Cheyenne, Wyoming. The purchasers paid $1.0 million, net of transaction costs, in cash. For financial reporting purposes, a gain of $0.6 million was recognized during the year ended December 31, 2008.

In December 2008, we sold an additional undivided 25.0% interest in the Casa Grande Apartments. The purchaser paid $0.5 million, net of transaction costs, in cash. For financial reporting purposes, the gain of $0.3 million was recognized during the year ended December 31, 2008.

In 2009, the Company and the other tenants in common in the property contributed their respective interests in Casa Grande into a DOWNREIT Partnership for which we serve as general partner and in which we own a 20.07% equity interest.

Sparky’s Palm Self-Storage

In October 2008, we sold an undivided 25.3% interest in the Sparky’s Palm Self Storage. The purchaser paid $1.4 million, net of transaction costs, in cash. For financial reporting purposes, the gain of $0.1 million was recognized during the year ended December 31, 2008.

In December 2008, we sold an additional undivided 9.33% interest in the Sparky’s Palm Self Storage. The purchaser paid $0.5 million, net of transactions costs in cash. For financial reporting purposes, the gain of $0.04 million was recognized during the year ended December 31, 2008.

In December 2008, we sold a further undivided 13.4% interest in the Sparky’s Palm Self Storage. The purchaser paid $0.7 million, of which $0.4 million was paid in cash and a $0.3 million promissory note was issued secured by the interest in the property. For financial reporting purposes, the gain of $0.1 million was recognized during the year ended December 31, 2008.

In 2009, the Company and the other tenants in common in the property contributed their respective interests in Sparky’s Palm Self-Storage into a DOWNREIT Partnership for which we serve as general partner and in which we own an approximate 51.97% equity interest.

Garden Gateway Plaza

In October 2008, we sold an undivided 5.99% interest in the Garden Gateway Plaza. The purchaser paid $1.0 million, of which $0.4 million was paid in cash and a $0.6 million promissory note was issued secured by the interest in the property. For financial reporting purposes, the gain of $0.1 million was recognized during the year ended December 31, 2008.

The Garden Gateway Plaza property was held as tenants in common with the other investors at December 31, 2009 and accounted for under the equity method of accounting. Effective February 1, 2010, the tenants in common exchanged their interests in the property into a partnership. As a result, the Company has consolidated this partnership as its activity as the general partner.

Financing

In February 2005, we commenced a private placement offering of up to $50 million of (i) Series AA Preferred Stock and (ii) units, each unit consisting of two shares of our common stock and a warrant to purchase one share of our common stock at an exercise price of $12.00 (now $9.87, as adjusted for stock dividends) exercisable as of the date of issuance and expiring if not exercised on or prior to March 31, 2010. Each Unit was priced at $20.00 and the Series AA Preferred Stock was priced at $25.00 per share. A total of 433,204 Units were sold in this offering comprising an aggregate of 433,204 warrants to purchase common stock and 866,408 shares of common stock, and a total of 50,200 shares of the Series AA Preferred Stock were sold in this offering. Each share of Series AA Preferred Stock (i) is non-voting, except under certain circumstances as provided in our Articles of Incorporation; (ii) is entitled to annual cash dividends of 7% which are cumulative and which we pay on a quarterly basis; (iii) ranks senior, as to the payment of dividends and distributions of assets upon liquidation, to common stock or any other series of preferred stock that is not senior to or on parity with the Series AA Preferred Stock; (iv) is entitled to receive $25.00 plus accrued and unpaid dividends upon liquidation; (v) may be redeemed by us prior to the mandatory conversion date at a price of $25.00 plus accrued dividends, (vi) may be converted into two shares of common stock at the option of the holder prior to the mandatory conversion date, and, (vii) if not previously redeemed or converted, shall be converted automatically into two shares of common stock on the fourth Friday of December 2015. The conversion price is subject to certain anti dilution adjustments. The Company redeemed all of the shares outstanding in May 2010 at their face or book value.

In October 2006 we terminated our offering of Series AA Preferred Stock and Units, and we commenced a new offering of up to $200 million in shares of our common stock at a price of $10.00 per share. Net proceeds received from these offerings, after commissions, due diligence fees, and syndication expenses, were approximately $13.3 million in 2010 and $22.5 million in 2009. The net proceeds were primarily used to acquire properties and to expand our administrative staff and support capabilities to levels commensurate with our increasing assets and staff requirements.

During 2010, the net cash used in investing activities was $22.6 million. During 2010, we purchased two properties for approximately $13.3 million and completed three transactions for the purchase and leaseback of model home properties totaling $5.7 million. We also acquired the assets of NetREIT Dubose Model Homes, USA for $0.3 million and acquired controlling interests in three model home limited partnerships for approximately $0.9 million.  These purchases were financed primarily from proceeds from the private placement offering and $10.8 million in new long term debt representing approximately 50% of the total acquisitions. In 2009, the net cash used in investing activities was $21.1 million.. During 2009, we purchased five properties and made two real estate related investments for a total of $22.5 million.  These purchases were financed primarily from proceeds from the private placement offering and $6.4 million in new long term debt representing only 31.9% of the total acquisitions.

Mortgage Loan Receivables

Mortgage loan receivables have been a very minor source of revenue to us since our inception. No mortgage loan receivables were originated over the last two years and as a general policy, we are not in the business of originating mortgage loans.

In connection with the sale of two properties to unrelated tenants in common during 2008, we received mortgage notes receivable totaling $920,216 with interest rates ranging from 6.25% to 6.50% and due dates of October 1, 2013. The loans call for interest only payments and both were current as of December 31, 2010. Both notes are secured by the mortgagee’s interest in the property.

As of December 31, 2010 and 2009, the aggregate total of mortgage notes receivable outstanding is $920,216, or less than 1% of total assets.

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

	Twelve months ended December 31, 2010			Twelve months ended December 31, 2009
	As Reported	Equity Method Adjustments	Grossed-up	As Reported	Equity Method Adjustments	Grossed-up
Rental income	$9,669,561	$138,746	$9,808,307	$5,295,134	$2,341,969	$7,637,103

Rental operating costs	4,312,021	58,635	4,370,656	2,671,173	1,024,018	3,695,191

Net operating income	$5,357,540	$80,111	$5,437,651	$2,623,961	$1,317,951	$3,941,912

As discussed above, in 2008, we sold interests in Casa Grande Apartments, Sparky’s Palm Self-Storage and Garden Gateway Plaza properties. Following the sale of each of the properties, and up to the time the other investors converted their tenant in common holding into limited partnerships, the properties were accounted for under the equity method. Under the equity method, we reported only our share of earnings or losses based upon our percentage ownership of the property. Rental income and rental operating expenses are no longer included in the statements of operations from the date of sale and forward through the effective date of the limited partnership agreements. As of October 1, 2009, the only property still held as tenants in common, and continuing to be accounted for under the equity method, was our Garden Gateway Plaza property. As a result of this accounting methodology, our year to year comparability has been affected.

Rental income as reported, was $9,669,561 for 2010, compared to $5,295,134 for 2009, an increase of $4,374,427, or 82.6%. However, on a “grossed-up” basis, rental income increased to $9,808,307 for the twelve months ended December 31, 2010, compared to $7,637,103 for the same period in 2009, an increase of $2,171,204, or 29.5%. Fee and other income, consisting primarily of acquisition fees charged to the seller of model home properties increased to $525,506 in 2010, compared to $184,649 in 2009. The overall increase in rental, fee and other income of $4,715,284 in 2010 compared to 2009 is primarily attributable to:

•
The addition of nine properties and new entities for the model home business in 2010 including entities purchased in 2009 and formerly accounted for under the equity method which generated an additional $1,988,568 of income in 2010 compared to 2009;

•	The increase in revenues from properties purchased in 2009 which contributed $665,275 in income in 2010;

•
Offset by a decrease in income for the twelve properties acquired prior to 2009 which decreased by $140,541. This decrease was primarily due to decreases at Garden Gateway Plaza and Executive Office Park, which declined approximately by $212,125 in 2010 compared to 2009. The decline at these two properties was primarily attributable to a decline in occupancy.

•	Rental income was $2,201,982 higher in 2010 for properties that had sales of undivided interests in 2007 and 2009 and converted back to full consolidation in 2010.

Rental, fee and other income are expected to continue to increase in future periods, as compared to historical periods, as a result of adding the new model home entities and from owning the assets acquired during 2010 and 2009 for an entire year and future acquisitions of real estate assets.

Interest income was $101,885 in 2010, compared to $85,840 in 2009, an increase of $16,045, or 18.7%. The increase was primarily attributable to a small increase in the rates earned on our available funds in 2010.

Rental Operating Expenses

Rental operating expenses were $4,312,021for 2010 compared to $2,671,173 for 2009, an increase of $1,640,848, or 61.4%. The increase in operating expense year over year is primarily attributable to the same reasons that rental revenue increased. Due to the partial sales of undivided interests in four of the properties, rental operating costs of $58,635 were excluded for the year ended December 31, 2010 compared to $1,024,018 excluded in the same period in 2009.  Rental operating costs on a “grossed-up” basis as a percentage of “grossed-up” rental income was 44.6% and 48.4% for the years ended December 31, 2010 and 2009, respectively.

Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Interest Expense

Interest expense, including amortization of deferred finance charges, increased by $1,046,043 in 2010 to $2,044,394, from $998,351 in 2009, an increase of 104.8%. The most significant reason for the increase in interest expense in the current year was due to the accounting for the interest on Garden Gateway Plaza. In 2009, the property was accounted for under the equity method of accounting and, as a result, interest expense of $633,882 was included in the statement of operations in the line item “equity in earnings (losses) of real estate ventures. In 2010, only $51,535 was included in this line item. The Company gained significant influence and control over the property in February 2010 resulting in the full consolidation of the property and the inclusion of interest expense related to the property in the line item interest expense in the statement of operations. In addition, the Company’s loan balances increased by $22.2 million, or 82.4% in 2010 due to the acquisition of an office building, a self-storage facility and 26 model home properties.

The following is a summary of our interest expense on loans by property for the years ended December 31, 2010 and 2009:

	Date Acquired	2010	2009

Havana/Parker Complex	June 2006	$221,505	$225,993
World Plaza	September 2007	175,265	182,995
Executive Office Park	July 2008	—	105,162
Waterman Plaza	August 2008	242,640	246,990
Sparky’s Thousand Palms Self-Storage	August 2009	252,072	93,638
Sparky’s Hesperia East Self-Storage	December 2009	88,131	3,146
Garden Gateway Plaza(1)	March 2007	553,425	—
Sparky’s Rialto Self-Storage	May 2010	95,611	—
Genesis Plaza	August 2010	82,390	—
Dubose Acquisition Partners II, LP (2)	March 2010	145,544	—
Dubose Acquisition Partners III, LP (3)	March 2010	106,296	—
Dubose Model Home Income Fund #3, LTD (4)	December 2010	1,956	—
Dubose Model Home Income Fund #4, LTD (5)	December 2010	7,456	—
Dubose Model Home Income Fund #5, LTD (6)	December 2010	10,660	—
NetREIT Dubose Model Home REIT, Inc. (7)	October 2010	17,791	—
Amortization of deferred financing costs		43,652	140,427
		$2,044,394	$998,351

____________

(1) Interest expense for Garden Gateway Plaza of $51,535 and $633,882 for the years ended December 31, 2010 and 2009, respectively, are included in the consolidated statement of  operations in the line item “equity in losses of real estate ventures”.
(2) Consists of 15 mortgage notes payable secured by 15 model home properties.
(3) Consists of 4 mortgage notes payable secured by 4 model home properties.
(4) Consists of 10 mortgage notes payable secured by 10 model home properties.
(5) Consists of 10 mortgage notes payable secured by 10 model home properties.
(6) Consists of 9 mortgage notes payable secured by 9 model home properties.
(7) Consists of 26 mortgage notes payable secured by 26 model home properties. These mortgages are guaranteed by NetREIT, Inc.

General and Administrative Expenses

General and administrative expenses increased by $1,085,845 to $3,411,691 for the year ended December 31, 2010, compared to $2,325,846 in 2009. As a percentage of rental income, including rental income from joint ventures, general and administrative expenses were 34.8% and 30.5% for the years ended December 31, 2010 and 2009, respectively. In comparing our general and administrative expenses with other REITs that typically do not have employees, you should take into consideration that we are a self administered REIT, which means such expenses are greater for us.

The increase in general and administrative expenses in 2010 was primarily due to the addition of six new employees at the time we purchased the assets of Dubose Model Homes USA in February 2010 and the start-up costs related to the NetREIT Dubose Model Home REIT, Inc. This new subsidiary began to contribute revenues to the Company in October 2010. In 2010, there was approximately $740,000 in additional general and administrative expenses related to this expansion of the business. The increased general and administrative expenses during in 2009 resulted from increased employee related costs and increases in legal costs related to reincorporating in Maryland and the formation of several new entities. Accounting costs decreased in 2010 as the costs in 2009 were higher than normal due to new requirements to comply with the rules and regulations of the SEC, including the Sarbanes-Oxley Act of 2002.

In 2010, our salaries and employee related expenses increased $966,493 to $2,105,117 compared to $1,138,624 in 2009. The increase in salary and employee expenses in 2010 was primarily attributable to the additional personnel related to the acquisition discussed in the paragraph above. Further, non-cash compensation related to restricted stock grants to employees was approximately $71,000 greater for the year ended December 31, 2010 compared to the same period in 2009.  We anticipate an increase in staff and compensation costs as our capital and portfolio continue to increase. However, we anticipate that these costs as a percentage of total revenue will decline in future years.

Insurance expenses increased by approximately $20,000 for the year ended December 31, 2010 compared to the same period in 2009 primarily due to Staff increases and general premium increases.

Legal, accounting and public company related expenses and decreased by approximately $5,000, to $518,000 for the year ended December 31, 2010, compared to $523,000 during the same period in 2009. However, legal expenses were approximately $132,000 higher in 2010 due to the Company reincorporating from California to Maryland and also due to the formation of several new legal entities to launch our efforts in the purchase and leaseback of model homes.

Directors’ compensation expense that consisted of non-cash amortization of restricted stock grants was approximately $33,000 higher for the year ended December 31, 2010 over 2009.

Bargain Purchase Gain from Tender Offer

In 2010, the Company conducted a tender offer for the purchase of three limited partnerships. As a result of revaluing the assets and liabilities of the acquired entities to market value, the Company recorded $872,152 in other income.

Asset Impairment

As part of our review of long-lived assets in accordance with generally accepted accounting principles, during the quarter ending December 31, 2010, management identified indicators of impairment related to our Havana Parker Office complex located in Aurora, Colorado.  As a result, management  analyzed the undiscounted cash flows expected to result from the use and eventual disposition of the asset and determined that such amounts did not exceed the carrying amount of the property, confirming that the property was likely impaired.  Based on an internally-prepared fair value evaluation of the property, management determined that an impairment charge of $1,000,000 was required.   No such impairment charge was required in 2009.

Other Income/Expense

The Company performs an annual review of its real estate portfolio for indications of impairment in value. In the current year, the Company identified one property where there was an indication of an impairment. As a result, there was a $1.0 million write-down on the Havana Parker Plaza property.

Net Loss Available to Common Shareholders

Net loss available to common shareholders in 2010 increased by $402,419 to $3,023,796, or $0.27 loss per share as compared to net loss available to common shareholders of $2,621,377, or $0.31 loss per share in 2009. The year ended 2010 was another year of substantial growth where we acquired two new properties, majority interests in three limited partnerships and the new NetREIT Dubose Model Home REIT, Inc. that acquired 26 model home properties and leased them back to the developers in the fourth quarter of 2010.

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

We believe that as a result of these negative trends, new mortgage financing will continue to be difficult to obtain, which may negatively impact our ability to finance future acquisitions. Long-term interest rates remain relatively low by historical standards.  On the other hand, we believe the negative trends in the mortgage markets for smaller properties and in some geographic locations will reduce property prices and may, in certain cases, reduce competition for those properties.

Cash and Cash Equivalents

At December 31, 2010, we had approximately $7.0 million in cash and cash equivalents compared to $9.3 million at December 31, 2009. We intend to use this cash to make additional acquisitions and for general corporate purposes.

Our cash and cash equivalents are held in bank accounts at third party institutions and consist of invested cash and cash in our operating accounts.  During 2010, we did not experience any loss or lack of access to our cash or cash equivalents.

Our liquidity needs consist primarily of cash distributions to shareholders, facility improvements, property acquisitions, principal payments under our borrowings and non-recurring expenditures.  We do not expect that our operating cash flow will be sufficient to fund our liquidity needs, including the payment of cash dividends to our shareholders, and instead expect to fund such needs out of additional borrowings of secured or unsecured indebtedness, and from proceeds of the ongoing private placement of common stock.  We expect to obtain additional mortgages and assumption of existing debt collateralized by some or all of our real property in the future.  In addition, if necessary, we may obtain additional mortgages collateralized by some or all of the nine unencumbered existing properties.  During 2010 we received approximately $13.3 million of cash out of net proceeds in connection with our private placement offering and we anticipate raising at least an equivalent amount of additional capital in 2011.

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2010 was approximately $621,000 compared to net cash provided by operating activities of approximately $211,000 for the year ended December 31, 2009, an increase of approximately $410,000. The increase in cash provided by operating activities was due to an increase in net operating income of our properties of $3 million offset by increased general and administrative expenses.

Investing Activities

Net cash used in investing activities was approximately $22.6 million in 2010 consisting primarily of $21.4 million to purchase an office building, a self-storage facility and 26 model home properties. Net cash used in investing activities during the year ended December 31, 2009 was approximately $21.1 million, which consisted of the purchase of five properties and improvements totaling $20.8 million. and the investment in two real estate limited partnerships.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2010 was approximately $18.6 million, which primarily consisted of $13.3 million net proceeds from the sale and issuance of our common stock and net increase of mortgage notes payable of $9.8 million, offset by dividend payments of $2.8 million and the redemption of our Series AA Preferred Stock of approximately $1.3 million.

Net cash provided by financing activities for the year ended December 31, 2009  was approximately $25.4 million, which primarily consisted of $22.5 million net proceeds from the sale and issuance of our common stock and net increase of mortgage notes payable of $5.5 million, offset by dividend payments of $2.4 million and repurchase of approximately $0.4 million of common stock.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and interest payments on our fixed-rate debt at December 31, 2010 and provides information about the minimum commitments due in connection with our ground lease obligation. Our secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of such debt becoming immediately due and payable.

We are in compliance with all conditions and covenants of our loans.

	Less than			More than
	a year	1-3 Years	3-5 Years	5 Years
	2011	(2012-2013)	(2014-2015)	(After 2015)	Total
Principal payments - secured debt	$869,775	$4,599,766	$20,260,322	$8,467,818	$34,197,681
Interest payments - fixed rate debt	477,465	3,014,131	1,776,253	210,803	5,478,652
Interest payments - variable rate debt	241,411	476,916	451,942	2,335,246	3,505,515
Model home properties - secured debt	7,800,102	4,806,675	2,440,329	-	15,047,106
Model home properties - interest payments	718,876	418,470	267,461	-	1,404,807
Ground lease obligation (1)	20,040	41,194	43,820	1,095,254	1,200,308
	$10,127,669	$13,357,152	$25,240,127	$12,109,121	$60,834,069
__________
(1) Ground lease obligation represents the ground lease payments due on our World Plaza Property.

Other Liquidity Needs

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify and maintain our qualification as a REIT for federal income tax purposes. Accordingly, we intend to continue to make regular quarterly distributions to our common shareholders from cash flow from operating activities.  We are not contractually bound to make regular quarterly dividend distributions to our common stock holders. We may be required to use borrowings or other sources of capital, if necessary, to meet REIT distribution requirements and maintain our REIT status. In the past, as noted above, we have distributed cash amounts in excess of our taxable income resulting in a return of capital to our shareholders, and we currently have the ability to refrain from increasing our distributions while still meeting our REIT requirement for 2011. If our net cash provided by operating activities and gains on sale of real estate (assuming we are successful in selling any of our properties) do not exceed our intended distributions to our common shareholders, we would have to borrow funds or use proceeds of our ongoing common stock offering to pay the distribution or reduce or eliminate the distribution. We consider market factors and our historical and anticipated performance in addition to REIT requirements in determining our distribution levels.

Until proceeds from our offering are fully invested and our acquired properties are generating operating cash flow sufficient to fully cover distributions to our shareholders, we intend to pay a portion of the distributions to our shareholders from the proceeds of our ongoing common stock private placement offering or from borrowings in anticipation of future cash flows, as deemed appropriate.

Capitalization

As of December 31, 2010, our consolidated total debt as a percentage of total capitalization was  28.38 and our total debt as a percentage of total capitalization excluding the model home properties was  19.71, which was calculated based on the offering price per share of our common stock of $10.00 under our ongoing current private placement of our common stock..

		Aggregate
		Principal
	Shares at	Amount or	% of Total
	December 31,	$ Value	Market
	2010	Equivalent	Capitalization
Debt:
NetREIT, Inc debt		$34,197,681	19.71%
Model home properties debt		15,047,106	8.67%
Total Debt		$49,244,787	28.38%

Equity:
Common stock outstanding	12,429,878	124,298,780	71.62%

Total Market Capitalization (1)		$173,543,567

(1)	Value based on $10.00 per share the current price of shares being sold under the current private placement offering.

Off-Balance Sheet Arrangements

As of December 31, 2010 and 2009, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

Capital Expenditures, Tenant Improvements and Leasing Costs

We currently project that during 2011 we could spend an additional $200,000 to $800,000 in capital improvements, tenant improvements, and leasing costs for properties within our portfolio. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on gross capital expenditures during 2011 compared to 2010 due to rising construction costs and the anticipated increase in property acquisitions in 2011. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

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

The following table presents our FFO for the years ended December 31, 2010 and 2009. FFO should not be considered an alternative to net income (loss), as an indication of our performance, nor is FFO indicative of funds available to fund our cash needs or our ability to make distributions to our shareholders. In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of debt, each of which may impact the amount of cash available for distribution to our shareholders.

	Year ended December 31,
	2010	2009
Net loss	$(2,989,349)	$(2,533,527)
Adjustments:
Asset impairment	1,000,000	-
Bargain purchase gain from tender offer	(872,152)	-
Preferred stock dividends	(34,447)	(87,850)
Income attributable to noncontrolling interests	(139,145)	23,679
Depreciation and amortization	3,531,261	2,186,303
Joint venture real estate depreciation and amortization	99,908	849,654
Gain from sale of real estate	-	(219,449)
Funds from operations	$596,076	$218,810

FFO for 2010 increased by $377,266, or 172.42%, to $596,076 as compared to $218,810 in 2009.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding our internal control over financial reporting as such report is not required for non-accelerated filers such as the Company pursuant to certain federal legislation enacted in July 2010.

ITEM 9B. OTHER MATTERS

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Shareholders is presently scheduled to be held on June 9, 2011.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed. The following documents are filed as part of this report:

(1) Financial Statements. The following reports of Squar, Milner, Peterson,
Miranda and Williamson, LLP and financial statements:

• Report of Squar, Milner, Peterson, Miranda and Williamson, LLP, Independent Registered Public
Accounting Firm

• Consolidated Balance Sheets as of December 31, 2010 and 2009

• Consolidated Statements of Operations for the years ended December 31, 2010 and 2009

• Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010 and 2009

• Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

• Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

Financial statement schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(3) Exhibits. See subsection (b) below.

(b) Exhibits.

An Index to the Exhibits as filed as part of this Form 10-K is set forth below:
Exhibit
Number	Description
2.01	Plan and Agreement of Merger, by and between NetREIT, Inc., a Maryland corporation, and NetREIT, a California corporation, dated as of July 30, 2010. (A)
2.1	Agreement of Purchase & Sale, between NetREIT, Inc. and Mullrock 3 Murphy Canyon, LLC, dated as of July 12, 2010. (B)
3.01	Articles of Amendment and Restatement of the Articles of Incorporation of NetREIT,
dated as of July 30, 2010. (A)
3.02	Amended and Restated Bylaws of NetREIT, Inc. (A)
3.03	Articles of Merger filed with the Maryland State Department of Assessments and Taxation and the California Secretary of State on August 4, 2010. (A)
3.1	Articles of Incorporation filed January 28, 1999 (C)
3.2	Certificate of Determination of Series AA Preferred Stock filed April 4, 2005 (C)
3.3	Bylaws of NetREIT (C)
3.4	Audit Committee Charter (C)
3.5	Compensation and Benefits Committee Charter (C)
3.6	Nominating and Corporate Governance Committee Charter (C)
3.7	Principles of Corporate Governance of NetREIT (C)
4.1	Form of Common Stock Certificate (C)
4.2	Form of Series AA Preferred Stock Certificate (C)
4.3	Registration Rights Agreement 2005 (C)
4.4	Registration Rights Agreement 2007 (C)
10.1	1999 Flexible Incentive Plan (C)
10.2	NetREIT Dividend Reinvestment Plan (C)
10.3	Form of Property Management Agreement (C)
10.4	Option Agreement to acquire CHG Properties (C)
10.5	Employment Agreement as of April 20, 1999 by and between the Company and Jack K. Heilbron (D)
10.6	Employment Agreement as of April 20, 1999 by and between
the Company and Kenneth W. Elsberry (D)
10.7	Lease Agreement by and between Philip Elghanian and DVA Healthcare Renal Care, Inc.
dated February 6, 2009 (¹ )
10.8	Assignment and Assumption of Lease by and between Philip Elghanian and Fontana Medical Plaza, LLC.
and Fontana Medical Plaza, LLC. dated February 19, 2009 (²)
10.9	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate between
Philip Elghanian and Hovic Perian and Rima Perian dated September 8, 2008 (³)
10.1	Assignment and Assumption of Purchase Agreement Philip Elghanian and Fontana
Medical Plaza, LLC. dated February 19,2009 (4)
10.11	Additional and/OR Amendment to Escrow Instructions between Fontana
Medical Plaza, LLC and Hovic Perian and Rima Perian dated February 18, 2009 (5)
10.12	Buyer Final Closing Statement dated February 20, 2009 (6)
10.13	Loan Assumption and Security Agreement, and Note Modification Agreement (7)
10.14	Promissory Note (8)
10.15	Loan Agreement by and Between Jackson National Life Insurance Company and NetREIT Inc. (E)
10.16	Fixed Rate Promissory Note Between Jackson National Life Insurance Company and NetREIT Inc. (E)
10.17	Employment Agreement for Mr. Heilbron Effective as of January 1, 2011 (10)
10.18	Employment Agreement for Mr. Elsberry Effective as of January 1, 2011 (11)
10.19	Employment Agreement for Mr. Dubose Effective as of January 1, 2011 (12)
10.20	Purchase & Sale Agreement and Joint Escrow Instructions to acquire Dakota Bank Building (13)
20.1	Notice of Adjournment of Annual Meeting of Shareholders to be held October 16, 2009 (9)
21.1	Subsidiaries of the Registrant
31.1	Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on
Form 10-K for the year ended December 31, 2010.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on
Form 10-K for the year ended December 31, 2010.
31.3	Certification of the Company’s Vice President Finance (Principal Financial and Accounting Officer)
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s
Annual Report on Form 10-K for the year ended December 31, 2010.
32.1	Certification of principal Chief Executive Officer, Chief Financial Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(A) Previously filed as an exhibit to the Form 8-K filed August 10, 2010
(b) Previously filed as an exhibit to the Form 8-K filed August 10, 2010
(C) Previously filed as an exhibit to the Form 10 for the year ended December 31, 2007.
(D) Previously filed as an exhibit to the amended Form 10 for the year ended December 31, 2007 filed June 26, 2009.
(E) Previously filed as an exhibit to the Form 8-K filed August 27, 2010
1 Originally filed as Exhibit 10.1 on Form 8-K filed February 25, 2009.
2 Originally filed as Exhibit 10.2 on Form 8-K filed February 25, 2009.
3 Originally filed as Exhibit 10.3 on Form 8-K/A filed on March 2, 2009.
4 Originally filed as Exhibit 10.4 on Form 8-K filed February 25, 2009.
5 Originally filed as Exhibit 10.5 on Form 8-K filed February 25, 2009.
6 Originally filed as Exhibit 10.6 on Form 8-K filed February 25, 2009.
7 Originally filed as Exhibit 10.7 on Form 8-K filed August 27, 2009.
8 Originally filed as Exhibit 10.8 on Form 8-K filed August 27, 2009.
9 Originally filed as Exhibit 20.1 on Form 8-K filed October 2, 2009.
10 Originally filed as Exhibit 10.15 on Form 8-K filed January 2, 2011.
11 Originally filed as Exhibit 10.16 on Form 8-K filed January 24, 2011.
12 Originally filed as Exhibit 10.17 on Form 8-K filed January 24, 2011.
13 Originally filed as Exhibit 10.18 on Form 8-K filed February 3, 2011.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack K. Heilbron	Director, Chairman of the Board and Chief Executive Officer	March 28, 2011
Jack K. Heilbron	(Principal Executive Officer)

/s/ Kenneth W. Elsberry	Director, Chief Financial Officer	March 28, 2011
Kenneth W. Elsberry

/s/ J. Bradford Hanson	Vice President Finance	March 28, 2011
J. Bradford Hanson	(Principal Financial and Accounting Officer)

/s/ Larry G. Dubose	Director, Executive Vice President – Model Homes Division	March 28, 2011
Larry G. Dubose

/s/ David T. Bruen	Director	March 28, 2011
David T. Bruen

	Director	March 28, 2011
Sumner J. Rollings

/s/Thomas E. Schwartz	Director	March 28, 2011
Thomas E. Schwartz

/s/Bruce A. Staller	Director	March 28, 2011
Bruce A. Staller

/s/William H. Allen	Director	March 28, 2011
William H. Allen

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS:

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Shareholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of NetREIT, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of NetREIT, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s  internal control over financial reporting accordingly. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetREIT, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
San Diego, California
March 31, 2011

NetREIT, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
ASSETS
Real estate assets, net	$117,125,419	$69,829,603
Lease intangibles, net	1,289,607	719,857
Investments in real estate ventures	-	14,192,629
Land purchase option	1,370,000	1,370,000
Mortgages receivable and interest	920,216	920,216
Cash and cash equivalents	7,028,090	9,298,523
Restricted cash	299,042	296,395
Other real estate owned	2,178,532	2,141,944
Other assets, net	3,105,056	1,222,670

TOTAL ASSETS	$133,315,962	$99,991,837

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable	$49,244,787	$26,995,502
Accounts payable and accrued liabilities	3,499,118	2,182,266
Dividends payable	816,782	649,008
Total liabilities	$53,560,687	$29,826,776

Commitments and contingencies

Shareholders' equity:
Convertible series AA preferred stock, no par value, $25 liquidating preference, shares authorized: 1,000,000; no shares outstanding at
December 31, 2010 and 50,200 shares issued and outstanding
December 31, 2009, liquidating value of $1,255,000	-	1,028,916
Common stock series A, $0.01 par value, shares authorized: 100,000,000;
12,429,878 and 10,224,262 shares issued and outstanding at
December 31, 2010 and 2009, respectively	124,298	85,445,674
Common stock series B, no par value, shares authorized: 1,000; no shares issued
Additional paid-in capital	104,462,606	433,204
Dividends in excess of accumulated losses	(31,304,801)	(21,104,741)
Total shareholders' equity before noncontrolling interest	73,282,103	65,803,053
Noncontrolling interest	6,473,172	4,362,008
Total shareholders' equity	79,755,275	70,165,061

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$133,315,962	$99,991,837

See notes to consolidated financial statements.

NetREIT, Inc. and Subsidiaries
Consolidated Statements of Operations
Years ended December 31, 2010 and 2009

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009

Rental income	$9,669,561	$5,295,134
Fee and other income	525,506	184,649
	10,195,067	5,479,783

Costs and expenses:
Interest	2,044,394	998,351
Rental operating costs	4,312,021	2,671,173
General and administrative	3,411,691	2,325,846
Depreciation and amortization	3,531,261	2,186,303
Asset impairment	1,000,000	-
Total costs and expenses	14,299,367	8,181,673

Other income (expense):
Interest income	101,885	85,840
Gain on sale of real estate	-	219,449
Bargain purchase gain from tender offer	872,152	-
Equity in earnings (losses) of real estate ventures	1,769	(112,958)
Other expense	-	(289)
Total other income, net	975,806	192,042

Net loss before noncontrolling interests	(3,128,494)	(2,509,848)

Loss (income) attributable to noncontrolling interests	(139,145)	23,679

Net loss	(2,989,349)	(2,533,527)

Preferred stock dividends	(34,447)	(87,850)

Net loss attributable to common shareholders	$(3,023,796)	$(2,621,377)

Loss per common share - basic and diluted:	$(0.27)	$(0.31)

Weighted average number of common shares outstanding
- basic and diluted (1)	11,210,975	8,344,054

(1) Data is adjusted for a 5% stock dividend declared in December 2009.

See notes to consolidated financial statements.

NetREIT, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2010 and 2009

						Dividends
						in	Total
	Convertible				Addit-	Excess of	NetREIT, Inc.
	Series AA		Netreit, Inc.		ional	Accum-	Share-	Non-cont-
	Preferred Stock		Common Stock		Paid-in	ulated	holders’	rolling
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Total

Balance, December 31, 2008	50,200	$1,028,916	6,766,472	$56,222,663	$433,204	$(9,462,132)	$48,222,651	$	$48,222,651
Sale of common stock
and warrants at $10 per
share			2,707,381	27,055,384			27,055,384		27,055,384
Stock issuance costs				(4,520,490)			(4,520,490)		(4,520,490)
Repurchase of common
stock			(50,011)	(439,842)			(439,842)		(439,842)
Exercise of stock options			13,528	110,202			110,202		110,202
Exercise of warrants			60	630			630		630
Issuance of vested
restricted stock			23,807	202,000			202,000		202,000
Contributed capital of
noncontrolling interests								4,338,329	4,338,329
Net loss						(2,533,527)	(2,533,527)	23,679	(2,509,848)
Dividends
paid/reinvested			201,998	1,919,811		(3,564,758)	(1,644,947)		(1,644,947)
Stock dividend declared			482,027	4,145,432		(4,145,432)
Dividends (declared)/
reinvested			79,000	749,884		(1,398,892)	(649,008)		(649,008)

Balance, December 31, 2009	50,200	1,028,916	10,224,262	85,445,674	433,204	(21,104,741)	65,803,053	4,362,008	70,165,061

Preferred stock
redemption	(50,200)	(1,028,916)				(226,084)	(1,255,000)		(1,255,000)
Maryland
reincorporation (Note 1)				(85,343,431)	85,343,431
Sale of common stock			1,637,620	16,376	16,359,830		16,376,206		16,376,206
Stock issuance costs					(3,040,437)		(3,040,437)		(3,040,437)
Repurchase of
common stock			(13,464)	(79)	(118,855)		(118,934)		(118,934)
Stock issued pursuant to
tender offer			112,890	1,129	1,127,772		1,128,901		1,128,901
Exercise of stock options			7,062	15	58,085		58,100		58,100
Warrants expiration			52,778	528	453,361	(453,889)
Exercise of warrants			195	2	1,888		1,890		1,890
Issuance of vested
restricted stock			37,547	375	322,067		322,442		322,442
Contributed capital less
distributions of
noncontrolling interests								1,972,019	1,972,019
Net loss						(2,989,349)	(2,989,349)	139,145	(2,850,204)
Dividends paid/reinvested			274,873	2,748	2,607,130	(4,797,865)	(2,187,987)		(2,187,987)
Dividends (declared)/
reinvested			96,115	961	915,130	(1,732,873)	(816,782)		(816,782)

Balance, December 31, 2010	-	$-	12,429,878	$124,298	$104,462,606	$(31,304,801)	$73,282,103	$6,473,172	$79,755,275

See notes to consolidated financial statements.

NetREIT, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended December 31, 2010 and 2009
	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,989,349)	$(2,533,527)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,531,261	2,186,303
Asset impairment	1,000,000	-
Stock compensation	322,442	202,000
Bargain purchase gain from tender offer	(872,862)	-
Gain on sale of real estate	-	(219,449)
Bad debt expense	147,459	132,964
(Contributions to) distributions from real estate ventures	(87,315)	419,782
Equity in losses (earnings) of real estate ventures	(1,769)	112,958
(Income) loss attributable to noncontrolling interests	(139,145)	23,679
Other assets	(572,950)	(368,507)
Accounts payable and accrued liabilities	283,426	254,611
Net cash provided by operating activities	621,198	210,814

Cash flows from investing activities:
Real estate investments	(21,434,271)	(20,843,599)
Dubose Model Home USA acquisition	(300,000)	-
Investment in model home limited partnerships	(896,893)	-
Investments in real estate ventures	-	(1,695,894)
Proceeds received from sale of real estate	-	739,449
Deposits on potential acquisitions	-	367,498
Restricted cash	(2,647)	377,112
Net cash used in investing activities	(22,633,811)	(21,055,434)

Cash flows from financing activities:
Proceeds from mortgage notes payable	10,762,025	15,794,117
Repayment of mortgage notes payable	(1,003,887)	(10,305,572)
Net proceeds from issuance of common stock	13,335,769	22,534,896
Repurchase of common stock	(62,834)	(439,844)
Repurchase of preferred stock	(1,255,000)	-
Exercise of stock options	2,000	110,202
Exercise of warrants	1,890	630
Deferred stock issuance costs	(317,533)	69,476
Dividends paid	(2,836,995)	(2,399,523)
Net cash provided by financing activities	18,625,435	25,364,382

Net (decrease) increase in cash and cash equivalents	(3,387,178)	4,519,762

Cash and cash equivalents:
Beginning of year	9,298,523	4,778,761

Additions to cash from consolidation of joint venture and
investments in model home limited partnerships	1,116,745	-

End of year	$7,028,090	$9,298,523

Supplemental disclosure of cash flow information:
Interest paid	$2,017,961	842,888

Non-cash investing activities:
Reclassification of investment in real estate ventures to real estate assets	$21,188,400	$-
Reclassification of real estate ventures to real estate assets	$-	$4,594,053
Acquistion of goodwill and intangible assets	$1,032,000	$-

Non-cash financing activities:
Stock issued for partnership units of limited partnerships	$1,128,901	$-
Stock dividend declared	$-	$4,145,132
Reinvestment of cash dividend	$3,525,969	$2,669,695
Accrual of dividends payable	$816,782	$649,008
Change in par value of Maryland Corporation common stock	$85,343,431	$-
Common stock shares issued upon expiration of warrants	$453,889	$-
See notes to consolidated financial statements.

NetREIT, Inc. and Subsidiaries
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

The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, retail, self-storage and residential properties located in the western United States. As of December 31, 2010, the Company owned or had an equity interest in eight office buildings (“Office Properties”) which total approximately 423,000 rentable square feet, three retail shopping centers and a 7-Eleven property (“Retail Properties”) which total approximately 85,000 rentable square feet, five self-storage facilities (“Self-Storage Properties”) which total approximately 487,000 rentable square feet, one 39 unit apartment building and 74 model homes investments owned by six limited partnerships  (“Residential Properties”).

The Company is a General Partner in four limited partnerships (NetREIT 01 LP, NetREIT Palm Self-Storage LP, NetREIT Casa Grande LP and NetREIT Garden Gateway LP) and is the sole Managing Member in one limited liability company (Fontana Medical Plaza, LLC) all with ownership in real estate income producing properties. In addition, the Company is a limited partner in six partnerships that purchase and leaseback model homes from developers (Dubose Acquisition Partners II and III or “DAP II and DAP III,” “Dubose Model Home Income Fund #3, LTD.,”, “Dubose Model Home Income Fund #4, LTD.,” “Dubose Model Home Income Fund #5, LTD.” and NetREIT Dubose Model Home REIT, LP). We refer to these entities collectively, as the “Partnerships”.

In March 2010, the Company purchased certain tangible and intangible personal property from Dubose Model Homes USA (“DMHU”), including rights to certain names, trademarks and trade secrets, title to certain business equipment, furnishings and related personal property. DMHU had used these assets in its previous business of purchasing model homes for investment in new residential housing tracts and initially leasing the model homes back to their developer. In addition, the Company also acquired DMHU’s rights under certain contracts, including contracts to provide management services to 19 limited partnerships sponsored by DMHU and for which a DMHU affiliate serves as general partner (the “Model Home Partnerships”). These partnerships included DAP II and DAP III of which the Company was a 51% limited partner in each. The Company paid the owners of DMHU $300,000 cash and agreed to issue up to 120,000 shares of the Company’s common stock, depending on the levels of production the Company achieves from its newly formed Model Home REIT over the next three years. The Company also agreed to employ three former DMHU employees and to pay certain obligations of DMHU, including its office lease which expired on September 30, 2010. As Mr. Dubose is a Company director and was the founder and former president and principal owner of DMHU and certain of its affiliates, this transaction was completed in compliance with the Company’s Board’s Related Party Transaction Policy. The transaction has been accounted for as a business combination. Management performed an analysis of intangible assets acquired with the assistance of an independent valuation specialist and it was determined that $209,000 of the purchase price is attributable to customer relationships which will be amortized over 10 years. The Company also estimated a liability of $1,032,000 associated with the 120,000 shares that it believes will be issued in the future. As a result of the acquisition, the total purchase price of $1,332,000 was allocated between goodwill of $1,123,000 and intangible assets of $209,000. As a result of the transaction, the Company’s investment in DAP II and DAP III have been consolidated in the accompanying financial statements of NetREIT effective March 1, 2010.

In 2010, the Company formed a new subsidiary, NetREIT Advisors, LLC, a wholly-owned Delaware limited liability company, and sponsored the formation of NetREIT Dubose Model Home REIT, Inc. (“NetREIT Dubose”), a Maryland corporation. NetREIT Dubose, a proposed REIT, invests in Model Homes it purchases from developers in transactions whereby the developer leases back the Model Home under a short term lease, typically one to three years in length. Upon expiration of the lease, NetREIT Dubose will seek to re-lease the Model Home until such time as it is able to sell the property. NetREIT Dubose will own substantially all of its assets and conduct its operations through a newly formed operating partnership called NetREIT Dubose Model Home REIT, LP (“Operating Partnership”) which is a wholly-owned Delaware limited partnership. NetREIT Advisors, LLC will serve as advisor to NetREIT Dubose.

The Company capitalized NetREIT Dubose with $1.2 million cash in exchange for a convertible promissory note, which was converted to NetREIT Dubose common stock on September 30, 2010. NetREIT Dubose has also commenced raising outside investor capital through a Private Placement Memorandum (“PPM”). NetREIT Dubose intends to sell 1 million shares of its common stock at $10.00 per share, or $10 million under the initial offering. The Company also has the option to increase the maximum offering amount to 2 million shares or $20 million.

NetREIT Dubose is authorized to issue up to 25 million shares of $0.01 shares of stock. Of these authorized shares, 20 million are common stock and 5 million are preferred stock. As of December 31, 2010, there were approximately 163,000 shares outstanding of which 24,000 have been issued to parties other than NetREIT, Inc.

NetREIT Advisors, LLC will also provide management services to the 19 Model Home Partnerships, pursuant to rights under the management contracts assigned to it by DMHU. For these services, NetREIT Advisors, LLC receives ongoing management fees and has the right to receive certain other fees when the respective partnership sells or otherwise disposes of its properties.

In September 2010, the Company commenced three tender offers for the purchase of outstanding limited partnerships units of Dubose Model Home Income Funds #3, 4 & 5. The offerings closed effective November 30, 2010. The Company acquired approximately 74% of Income Fund #3 for $475,997 in cash and 39,827 shares for a total combined cost of $874,263. The Company acquired approximately 71% of Income Fund #4 for $343,074 in cash and 49,132 shares for a total combined cost of $834,394. The Company acquired approximately 67% of Income Fund #5 for $77,822 in cash and 23,931 shares for a total combined cost of $317,136. As a result of the Company acquiring control of these three limited partnerships, their financial statements have been included in the consolidated financial statements of the Company as of December 31, 2010 including one month of operations for the year ended December 31, 2010.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of NetREIT and its subsidiaries, Fontana Medical Plaza, LLC (“FMP”), NetREIT 01 LP Partnership, NetREIT Casa Grande LP Partnership, NetREIT Palm Self-Storage LP Partnership, NetREIT Garden Gateway, LP and Dubose Acquisition Partners II and III (“the Partnerships”) NetREIT Advisors, LLC (“Advisors”), NetREIT Dubose Model Home REIT, Inc. and its subsidiary, NetREIT Dubose Model Home LP and Dubose Model Home Income Funds 3, 4 & 5 LTD (“Income Funds”). As used herein, the “Company” refers to NetREIT, FMP, Advisors and the Partnerships and the Income Funds, collectively. All significant intercompany balances and transactions have been eliminated in consolidation.

Prior to formation of the Partnerships, the properties owned by those partnerships were held as tenants in common (“TIC”) with the other investors and accounted for using the equity method due to substantive participation rights of the TIC (Note 4). Upon formation of the Partnerships, NetREIT became the sole general partner in each of these partnerships and the rights of the other partners were limited to certain protective rights. As a result of the change in the Company’s ability to influence and control the Partnerships, they are now accounted for as subsidiaries of the Company and are fully consolidated in the Company’s financial statements.

The Company classifies the noncontrolling interests in FMP, the Partnerships, and the Income Funds as part of consolidated net loss in 2010 and 2009 and includes the accumulated amount of noncontrolling interests as part of Shareholders’ equity from the Partnerships inception in 2009 and 2010, the effective date that the Company assumed significant control of DAP II and III in February 2010 and the Income Funds acquisition in November 2010.  If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interest will be remeasured with the gain or loss reported in the statement of operations. Management has evaluated the noncontrolling interests and determined that they do not contain any redemption features.

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

Earnings and profits that determine the taxability of distributions to shareholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the years ended December 31, 2010 and 2009, all distributions were considered return of capital to the shareholders and therefore non-taxable.

The Company believes that it has met all of the REIT distribution and technical requirements for the years ended December 31, 2010 and 2009.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions.

Stock Dividend.  In December 2009, the Company declared a 5% dividend payable in Company common stock on January 1, 2010 to shareholders of record on December 31, 2009. All loss per share calculations are based on adjusted shares for the stock dividend as if the shares were issued at the beginning of the first period presented.

Property Acquisitions. The Company accounts for its acquisitions of real estate in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require the purchase price of acquired properties to be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, a land purchase option, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and tenant relationships, based in each case on their fair values.

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

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment.

The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.

The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $343,205 and $389,267 for the years ended December 31, 2010 and 2009, respectively.

Land Purchase Option. The land lease acquired as a part of the World Plaza acquisition in 2007 has a fixed purchase price option cost of $181,710 at the termination of the lease in 2062. Management valued the land option at its residual value of $1,370,000, based upon comparable land sales adjusted to present value. The difference between the strike price of the option and the recorded cost of the land purchase option is approximately $1.2 million. Management has determined that exercise of the option is considered probable. The land purchase option was determined to be a contract based intangible asset associated with the land. As a result, this asset has an indefinite life and is treated as a non-amortizable asset. The amount is included as land purchase option on the accompanying balance sheets.

Acquisition of Dubose Model Home Income Fund #3 LTD, Dubose Model Home Income Fund #4 LTD and Dubose Model Income Fund #5 LTD (“MH Income Funds”). In November 2010, the Company acquired a significant ownership interest in the  MH Income Funds for a combination of cash and Company stock. The Company recognized bargain purchase gain of $872,152 based on an assessment of the fair value of the assets acquired and liabilities assumed.

Sales of Real Estate Assets.  Gains from the sale of real estate assets will not be recognized under the full accrual method by the Company until certain criteria are met. Gain or loss (the difference between the sales value and the cost of the real estate sold) shall be recognized at the date of sale if a sale has been consummated and the following criteria are met:

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

As of December 31, 2010 and 2009, the Company did not classify any properties as held for sale.

New Accounting Pronouncements. In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). ASU No. 2010-06 requires additional disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires the Company to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This ASU also requires the Company to disclose additional information related to credit quality indicators, past due information, information related to loans modified in a troubled debt restructuring and significant purchases and sales of financing receivables disaggregated by portfolio segment. ASU No. 2010-20 was initially effective for interim and annual periods ending on or after December 15, 2010. As this ASU amends only the disclosure requirements for loans and the allowance for credit losses, the adoption of ASU No. 2010-20 is not expected to have a significant impact on the Company’s financial statements. In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01”). ASU No. 2011-01 announced that it was deferring the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU No. 2010-20. The effective date for those disclosures will be concurrent with the effective date for proposed ASU No. 2010-20. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of ASU No. 2010-20 may require additional disclosures, but the Company does not expect the adoption to have a material impact to its consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2010-29”). ASU No. 2010-29 updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. The Company adopted ASU No. 2010-29 for the year ended December 31, 2010 and the adoption of this ASU did not have a material impact to the Company’s consolidated financial statements.

Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the years ended December 31, 2010 and 2009, was $3,014,603 and $1,758,125, respectively.

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

The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Based on the review, no impairment was deemed necessary at December 31, 2010 and 2009.

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2010 and 2009.

Impairment. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. For the year ended December 31, 2010 the Company determined that an impairment existed with respect to its Havana Parker Complex property and, as a result, recorded an asset impairment of $1 million. There were no impairments recognized on the Company’s real estate assets at December 31,  2009.

Investments in Real Estate Ventures. The Company analyzes its investments in joint ventures including any investments held as tenants in common to determine whether the investment should be accounted for under the equity method of accounting or consolidated into the financial statements. The Company has determined that the investments held as a tenant in common interest should be accounted under the equity method. Under the equity method, the Company’s investment in real estate ventures is stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the Company’s ownership interest in the earnings of each of the unconsolidated real estate ventures. For the purposes of presentation in the statement of cash flows, the Company follows the “look through” approach for classification of distributions from joint ventures. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture’s sale of assets) in which case it is reported as an investing activity. Management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. As of December 31, 2010, the Company did not have any investments in real estate ventures. There were no impairment charges recognized for the year ended December 31, 2009.

Provision for Mortgage Loan Losses. The accounting policies require the Company to maintain an allowance for estimated credit losses with respect to mortgage loans it has made based upon its evaluation of known and inherent risks associated with its lending activities. Management reflects provisions for loan losses based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates. There have been no provisions for loan losses at December 31, 2010 and 2009.

Cash and Cash Equivalents. The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. At December 31, 2010, the Company had approximately $6.3 million in deposits in financial institutions that were above the federally insurable limits.

Restricted Cash. Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are primarily for escrow funds for payment of property taxes.

Other Real Estate Owned.  The Company acquired a property in Escondido, CA through foreclosure proceedings in May 2009. At the time we acquired title to the property we entered into an exclusive option with the borrower to sell the property back at our investment plus additional expenditures and interest charges through the date the original borrower purchased back the property. The option expired in late 2010 and the borrower has requested an extension of time to purchase the property. While the extension was not formally granted, the Company has not actively engaged in the attempted sale of the property while management studies the best use options for the property.

Deferred Common Stock Issuance Costs. Common stock issuance costs including distribution fees, due diligence fees, syndication and wholesaling costs, legal and accounting fees, and printing are capitalized before sale of the related stock and then netted against gross proceeds when the stock is sold.

Tenant Receivables. The Company periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company maintains an allowance for deferred rent receivable that arises from straight-lining of rents. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates. At December 31, 2010 and 2009, the balance of allowance for possible uncollectible tenant receivables included in other assets, net was $277,000 and $135,000, respectively.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At December 31, 2010 and 2009, the Company had net deferred leasing costs of approximately $406,000 and $416,000, respectively, which are included in other assets, net in the accompanying consolidated balance sheets. Total amortization expense for the year ended December 31, 2010 and 2009 was approximately $181,000 and $39,000, respectively.

Deferred Financing Costs. Costs incurred, including legal fees, origination fees, and administrative fees, in connection with debt financing are capitalized as deferred financing costs and are amortized using the straight-line method, which approximates the effective interest method, over the contractual term of the respective loans. At December 31, 2010 and 2009, deferred financing costs were approximately $196,000 and $116,000, respectively, which are included in other assets, net in the accompanying consolidated balance sheets. Amortization of deferred financing costs is included in interest expense in the accompanying consolidated statements of operations.

Revenue Recognition. The Company recognizes revenue from rent, tenant reimbursements, and other revenue once all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the amount is fixed or determinable; and

•	the collectability of the amount is reasonably assured.

Annual rental revenue is recognized in rental revenues on a straight-line basis over the term of the related lease. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other operating expenses are recognized as revenues in the period the applicable expenses are incurred or as specified in the leases.

Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and includes in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of December 31, 2010 and 2009.

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

The following is a reconciliation of the denominator of the basic loss per common share computation to the denominator of the diluted loss per common share computations, for the years ended December 31:

	2010	2009
Weighted average shares used for Basic EPS	11,210,975	8,344,054

Effect of dilutive securities:

Incremental shares from share-based compensation	—	—
Incremental shares from conversion of NetREIT 01 LP Partnership	—	—
Incremental shares from conversion of NetREIT Casa Grande LP Partnership	—	—
Incremental shares from conversion of NetREIT Palm LP Partnership	—	—
Incremental shares from convertible preferred stock and warrants	—	—
Adjusted weighted average shares used for diluted EPS	11,210,975	8,344,054

____________
Weighted average shares from share based compensation, shares from conversion of NetREIT 01 LP Partnership, Casa Grande LP Partnership, NetREIT Palm Self-Storage LP Partnership and shares from convertible preferred stock and warrants with respect to a total of 992,888 and 1,406,691 shares of common stock for the years ended December 31, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

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

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, as of December 31, 2010, does not have any assets or liabilities that were measured at fair value on a nonrecurring basis.

In the opinion of management, the fair value of related parties transactions cannot be estimated without incurring excessive costs; for that reason, the Company has not provided such disclosure. Other information about related-party transactions are provided, where applicable, elsewhere in these notes to the consolidated financial statements.

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, as of December 31, 2010, does not have any assets or liabilities that were measured at fair value on a nonrecurring basis, except as discussed under Impairment above.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allocation of purchase price paid for property acquisitions between land, building and intangible assets acquired including their useful lives; valuation of long-lived assets, and the allowance for doubtful accounts, which is based on an evaluation of the tenants’ ability to pay and the provision for possible loan losses with respect to mortgages receivable and interest. Actual results may differ from those estimates.

Segments. The Company acquires and operates income producing properties including office properties, residential properties, retail properties and self storage properties and invests in real estate assets, including real estate loans and, as a result, the Company operates in five business segments. See Note 11 “Segment Information”.

Reclassifications. Certain reclassifications have been made to prior years consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of consolidated operations or stockholders’ equity.

3. REAL ESTATE ASSETS AND LEASE INTANGIBLES

A summary of the eighteen properties and model home properties owned by the Company as of December 31, 2010 is as follows:

					Real estate
	Date		Square	Property	assets, net
Property Name	Acquired	Location	Footage	Description	(in thousands)
Casa Grande Apartments	April 1999	Cheyenne, Wyoming	29,250	Residential	$1,500.0
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	5,469.8
7-Eleven	September 2006	Escondido, California	3,000	Retail	1,304.0
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	115,052	Office	13,088.5
World Plaza	September 2007	San Bernardino, California	55,098	Retail	5,716.8
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	1,989.2
Sparky’s Palm Self-Storage	November 2007	Highland, California	50,250	Self Storage	4,712.2
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self Storage	7,322.7
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	8,849.0
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,592.5
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,623.5
Morena Office Center	January 2009	San Diego, California	26,784	Office	6,069.7
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	2,170.6
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,451.9
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self Storage	5,976.1
Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self Storage	2,755.6
Sparky’s Rialto Self-Storage	May 2010	Rialto, California	101,343	Self Storage	4,830.3
Genesis Plaza	August 2010	San Diego, California	57,685	Office	9,053.6
NetREIT, Inc properties					94,476.0

19 model home properties	Various in
	2009	CA and NV	47,637	Residential	7,483.8

26 model home properties	Various in
	2010	CA, AZ, OR, WA and TX	62,349	Residential	5,654.9

29 model home properties,
held in income fund properties	Various	TX, AZ, WA, OH, NC,
	2003-2008	NV, NJ and MI	69,907	Residential	9,510.7

Model home properties					22,649.4

		Total real estate assets, net			$117,125.4

A summary of the fifteen properties owned by the Company as of December 31, 2009 is as follows:

					Real estate
			Square	Property	assets, net
Property Name	Date Acquired	Location	Footage	Description	(in thousands)
Casa Grande Apartments	April 1999	Cheyenne, Wyoming	29,250	Residential	$1,571.9
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	6,587.6
7-Eleven	September 2006	Escondido, California	3,000	Retail	1,325.6
World Plaza	September 2007	San Bernardino, California	55,098	Retail	5,810.5
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	2,030.2
Sparky’s Palm Self-Storage	November 2007	Highland, California	50,250	Self Storage	4,819.4
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self Storage	7,491.5
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	9,180.5
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,699.2
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,725.3
Morena Office Center	January 2009	San Diego, California	26,784	Office	6,247.7
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	1,929.2
Rangewood Medical Office
Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,513.8
Sparky’s Thousand Palms
Self-Storage	August 2009	Thousand Palms, California	113,126	Self Storage	6,112.9
Sparky’s Hesperia East Self-
Storage	December 2009	Hesperia, California	72,940	Self Storage	2,784.3
NetREIT, Inc properties					$69,829.6

The following table sets forth the components of the Company’s real estate assets:

	December 31,	December 31,
	2010	2009
Land	$22,413,950	$13,820,313
Buildings and other	98,639,739	57,269,228
Tenant improvements	4,147,535	2,061,107
	125,201,224	73,150,648
Less:
Accumulated depreciation and amortization	(8,075,805)	(3,321,045)
Real estate assets, net	$117,125,419	$69,829,603

Operations from each property are included in the Company’s financial statements from the date of acquisition.

The Company acquired the following properties in 2010:

In May 2010, the Company completed the acquisition of Sparky’s Rialto Self Storage (Formerly known as Las Colinas Self Storage) located in Rialto, California. The purchase price was $4.9 million. The Company paid the purchase price through a cash payment of approximately $2.0 million and a promissory note in the amount of approximately $2.9 million. The property consists of approximately 7.5 acres of land, 101,343 rentable square feet and approximately 771 self storage units. Rental revenue earned by the Company from the operations of this property in 2010 was approximately $233,000.

In August, 2010, the Company completed the acquisition of Genesis Plaza. The purchase price was $10.0 million The Company paid the purchase price through a cash payment of $5.0 million and a new mortgage loan with an insurance company secured by the Property of $5.0 million. The loan bears interest at 4.65% with a 25 year amortization schedule and a maturity date of August, 24, 2015 that may be extended for an additional 5 years at the lender’s discretion subject to a change in the interest rates and other terms of the agreement. The Property is a four-story suburban office building built in 1988 and located in the Kearny Mesa submarket of San Diego, California, consisting of 57,685 rentable square feet. Rental revenue earned by the Company from the operations of this property in 2010 was approximately $482,000.

In October 2010, the Company acquired four model home properties in Arizona and leased them back to the home builder. The purchase price for the properties was $0.9 million. The Company paid the purchase price through a cash payment of $0.45 million and four promissory notes totaling $0.45 million. Rental revenue and fee income earned by the Company from the operations of these properties in 2010 was approximately $60,000.

In October 2010, the Company acquired ten model home properties in Oregon, Idaho and Washington and leased them back to the home builder. The purchase price for the properties was $6.1 million. The Company paid the purchase price through a cash payment of $3.05 million and ten promissory notes totaling $3.05 million. Rental revenue and fee income earned by the Company from the operations of these properties in 2010 was approximately $87,000.

In November 2010, the Company completed its tender offer for the purchase of outstanding partnership units of the three DMHI Funds. The tender resulted in the Company acquiring 73.6%, 70.5% and 66.6% of the outstanding units of DMHI Fund #3, DMHI Fund #4 and DMHI Fund #5, respectively through the issuance of 112,890 shares of common stock and $896,893 in cash. These funds own a total of 29 model home properties. Rental revenue earned by the Company from the operations of these properties in 2010 was approximately $88,000.

In December 2010, the Company acquired twelve model home properties in Texas and leased them back to the home builder. The purchase price for the properties was $2.9 million. The Company paid the purchase price through a cash payment of $1.45 million and ten promissory notes totaling $1.45 million. Rental revenue and fee income earned by the Company from the operations of these properties in 2010 was approximately $116,000.

The Company acquired the following properties in 2009:

In January 2009, the Company acquired the Morena Office Center, an office building located in San Diego, California. The purchase price for the property was $6.6 million, including transaction costs. The Company purchased the property with $3.4 million cash and a $3.2 million draw on its line of credit facility. This property consists of a building of approximately 26,784 rentable square feet. Rental revenue earned by the Company from the operations of this property in 2009 was approximately $652,000.

In February 2009, the Company and Fontana Dialysis Building, LLC formed Fontana Medical Plaza, LLC (“FMP”) which the Company is Managing Member and 51% owner. FMP assumed an agreement to purchase the Fontana Medical Plaza located in Fontana, California. The purchase price for the property was $1.9 million. The Company purchased the property with $800,000 cash and a $1,100,000 draw on its line of credit facility. The property consists of approximately 10,500 rentable square feet. Rental revenue earned by the Company from the operations of this property in 2009 was approximately $29,000.

In March 2009, the Company acquired The Rangewood Medical Office Building (“Rangewood”) located in Colorado Springs, Colorado. The purchase price for the property was $2.6 million, including transaction costs. The Company purchased the property with $200,000 cash and a $2,430,000 draw on its line of credit facility. Rangewood is a 3-story, Class A medical office building of approximately 18,222 rentable square feet.  Rental revenue earned by the Company from the operations of this property in 2009 was approximately $210,000.

In August 2009, the Company completed the acquisition of Sparky’s Thousand Palms Self-Storage (Formerly known as Monterey Palms Self-Storage) (“Thousand Palms”) located in Thousand Palms, California. The purchase price for the Property was $6.2 million. The Company paid the purchase price through a cash payment of $1.5 million which was applied to closing costs and fees and to an existing loan secured by Thousand Palms, and assumed a nonrecourse, variable interest rate, promissory note with a principal balance after the closing of $4.7 million. Thousand Palms consists of 113,126 rentable square feet comprised of 549 storage units. Rental revenue earned by the Company from the operations of this property in 2009 was approximately $126,000.

In December 2009, the Company completed the acquisition of Sparky’s Hesperia East Self-Storage East (Formerly known as St. Thomas Self-Storage) located in Hesperia California. The purchase price for the Property was $2.8 million. The Company paid the purchase price through a cash payment of $1.1 million and a promissory note in the amount of $1.7 million. The property consists of approximately 5.8 acres of land, 72,940 rentable square feet and approximately 479 self-storage units. Rental revenue earned by the Company from the operations of this property in 2009 was approximately $3,000.

The Company allocated the purchase price of the properties acquired during the years ended December 31, 2010 and
2009 as follows:
						Tenant	Above	Total
		Buildings	Tenant	In-place	Leasing	Relation-	Market	Purchase
	Land	and other	Improvements	Leases	Costs	ships	Leases	Price
Morena Office
Center	$1,333,000	$4,833,141	$242,324	$80,861	$85,674	$	$	$6,575,000

Fontana Medical
Plaza	556,858	1,362,942						1,919,800

Rangewood
Medical Office
Building	572,000	1,750,732	152,683	41,043	113,542			2,630,000

Sparky’s Thousand
Palms Self-
Storage	620,000	5,530,000				50,000		6,200,000

Sparky’s Joshua
Self-Storage East	1,470,000	1,305,000						2,775,000

Sparky’s Rialto
Self-Storage	1,055,000	3,820,000						4,875,000

Genesis Plaza	1,400,000	7,543,510	200,954	219,070	247,774		388,692	10,000,000

Model Home
Properties	1,043,097	4,630,953						5,674,050

Pro Forma Information for Property Acquisitions

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the year ended December 31, 2010 as if the acquisitions had occurred on January 1, 2009. The Company acquired two income producing properties and three limited partnerships properties that owned and leased to homebuilders 29 model properties during the year ended December 31, 2010. These acquisitions were accounted for as business combinations. The following unaudited pro forma information for the years ended December 31, 2010 and 2009 have been prepared to give effect to the acquisition of Genesis Plaza, Sparky’s Rialto Self-Storage, and Dubose Model Home Income Funds #3, 4, 5 as if these acquisitions occurred on January 1, 2009.  Management has not presented pro forma information for NetREIT Dubose Model Home REIT, Inc. as this company was a newly formed entity..   This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on these dates, nor do they purport to predict the results of operations for future periods.

	For the year ended
	December 31,
	2010	2009

Revenues	$12,207,000	$8,306,000
Depreciation and amortization	4,106,000	2,952,000
Net loss	(3,446,000)	(1,300,000)
Net loss per common share,
basic and diluted	$(0.31)	$(0.16)
Weighted-average number of common
shares outstanding, basic and diluted (1)	11,210,975	8,344,054

(1) - Data adjusted for a 5% stock dividend declared in December 2009

The pro forma information for the year ended December 31, 2010 was adjusted to exclude $97,000 of acquisition costs and revenue of $872,000 for the bargain purchase gain from tender offer which occurred in 2010. These 2010 costs and revenues were recognized in the pro forma information for the year ended December 31, 2009.

Lease Intangibles

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:
	December 31, 2010			December 31, 2009
			Lease			Lease
	Lease	Accumulated	intangibles,	Lease	Accumulated	intangibles,
	intangibles	Amortization	net	intangibles	Amortization	net
In-place leases	$1,031,792	$(558,854)	$472,938	$643,630	$(255,127)	$388,503
Leasing costs	894,487	(423,738)	470,749	508,621	(188,100)	320,521
Tenant
relationships	332,721	(332,721)	-	332,721	(299,388)	33,333
Below-market
leases	-	-	-	(40,160)	17,660	(22,500)
Above-market
leases	388,692	(42,772)	345,920

	$2,647,692	$(1,358,085)	$1,289,607	$1,444,812	$(724,955)	$719,857

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:
Estimated
Aggregate
Amortization
Expense
2011	$393,921
2012	323,843
2013	227,311
2014	153,279
2015	106,577
Thereafter	84,676
$1,289,607

The weighted average amortization period for the intangible assets, in-place leases, leasing costs, tenant relationships and below-market leases acquired as of December 31, 2010 was 6.6 years.

4. INVESTMENT IN REAL ESTATE VENTURES

The following table sets forth the components of the Company’s investment in real estate ventures as of December 31, 2009:

	Equity	Investment balance at:
	Percentage	December 31, 2009
Garden Gateway Plaza	94.0%	$12,665,799
Dubose Acquisition Partners II, LTD & III, LTD	51.0	1,526,830
		$14,192,629

In 2008, when the Company sold a partial interest in Garden Gateway Plaza, it was originally held as a tenant in common with the other investors. In March 2010, NetREIT and the other tenant in common in the property contributed their respective interests in the property into NetREIT Garden LP with the Company as the sole general partner. Since the formation of the partnership and the contribution of assets to the partnership, the Company acquired controlling interests in the investment and has accounted for the investment as a consolidated subsidiary.

The Dubose Acquisition Partners II, LTD and III, LTD are investments in limited partnerships that acquired model homes from homebuilders and leased them back to the seller. In February 2010, NetREIT acquired a controlling interest in the limited partnerships through the acquisition of DMHU.

Condensed balance sheets of all entities included in investment in real estate ventures as of December 31, 2009 are as follows:

2009
Real estate assets and lease intangibles	$20,791,102
Total assets	$20,791,102

Mortgage notes payable	$5,131,516
Owner’s equity	15,659,586
Total liabilities and owners’ equity	$20,791,102

Condensed statements of operations of all entities included in investment in real estate ventures for the years ended December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Rental income	$297,762	$2,975,110

Costs and expenses:
Rental operating costs	62,055	1,078,650
Interest expense	106,030	818,533
Depreciation and amortization	99,908	849,654
Partner’s share of net operating income	28,000	341,231
Equity in earnings (losses) of real estate ventures	$1,769	$(112,958)

5. MORTGAGES RECEIVABLE

In connection with the sale of two properties in the fourth quarter of 2008 to unrelated tenants in common, the Company received mortgage notes receivable totaling $920,216 with interest rates of  6.25% and  6.50% and due dates of October 1, 2013 for both notes. The loans call for interest only payments and both loans were current as of December 31, 2010. Both notes are secured by the mortgagee’s interest in the property.

6. MORTGAGE NOTES PAYABLE

Mortgage notes payable as of December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009
Mortgage note payable in monthly installments of $24,330
through July 1, 2016, including interest at a fixed rate of 6.51%,
collateralized by the Havana/Parker Complex property.	$3,323,714	$3,393,776

Mortgage note payable in monthly installments of $71,412 through April 5,
2014, including interest at a fixed rate of 6.08%; collateralized by the leases and office buildings of the Garden Gateway Plaza property. Certain
obligations under the note are guaranteed by the executive officers.	9,823,854	10,075,155

Mortgage note payable in monthly installments of $27,088 through February
1, 2012, including interest at a fixed rate of 5.31%; collateralized by the
World Plaza property.	3,231,661	3,380,792

Mortgage note payable in monthly installments of $25,995 through September
1, 2015, including interest at a fixed rate of 6.5%; collateralized by the
Waterman Plaza property.	3,700,953	3,769,886

Mortgage note payable in monthly installments of $28,842 through March 1,
2034, including interest at a variable rate ranging from 5.5% to 10.5%;
with a current rate of 5.5% collateralized by the
Sparky’s Thousand Palms Self-Storage property.	4,539,478	4,633,393

Mortgage note payable in monthly installments of $9,432 through December
18, 2016, including interest at a fixed rate of 5.00%; collateralized by the
Sparky’s Hesperia East Self-Storage property.	1,717,059	1,742,500

Mortgage note payable in monthly installments of $17,226 through May 3, 2015, including interest at a fixed rate of 5.00%; monthly installments of $19,323 from
June 3, 2012, including interest at 6.25% to maturity, collateralized
by the Sparky’s Rialto Self-Storage property …………………	2,887,597	-

Mortgage note payable in monthly installments of $28,219 through September 1,
2015, including interest at a fixed rate of 4.65%; collateralized
by the Genesis Plaza property …………………	4,973,365	-

Subtotal, NetREIT, Inc. properties	34,197,681	26,995,502

Mortgage notes payable in monthly installments of $31,443 through February 10,
2012, including interest at a fixed rate of 5.50%;
collateralized by 15 model home properties	2,937,316	-

Mortgage notes payable in monthly installments of $20,153 through September
18, 2012, including interest at a fixed rate of 6.50%;
collateralized by 4 model home properties.	1,873,193	-

Mortgage notes payable in monthly installments of $3,767 through September
15, 2012, including interest at a fixed rate of 5.75%;
collateralized by 4 model home properties.	447,822	-

Mortgage notes payable in monthly installments of $19,792 through October
15, 2012, including interest at a fixed rate of 5.75%;
collateralized by 22 model home properties.	2,374,881	-

Mortgage notes payable in monthly installments of $17,556 maturities varying from January 1, 2011 to October 5, 2011, including interest at fixed rates
from 2.55%, to 7.20%; collateralized by 9 model home properties.	2,583,323	-

Mortgage notes payable in monthly installments of $14,396 maturities varying from January 10, 2011 to November 5, 2011, including interest at fixed
rates from 2.42%, to 7.12%; collateralized by 10 model home properties.	1,994,260	-

Mortgage notes payable in monthly installments of $16,429 maturities varying from March 5, 2011 to December 31, 2012, including interest at
fixed rates from 4.14%, to 7.21%; collateralized by 10 model home properties.	2,836,311	-

Subtotal, model home properties	15,047,106	-

	$49,244,787	$26,995,502

The Company is in compliance with all conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable as of December 31, 2010 are as follows:

		Model Home
	NetREIT, Inc.	Properties	Scheduled
	Principal	Principal	Principal
Years Ending:	Payments	Payments	Payments
2011	$869,775	$7,800,102	$8,669,877
2012	3,816,168	4,672,028	8,488,196
2013	783,598	134,647	918,245
2014	9,482,494	142,389	9,624,883
2015	10,777,828	2,297,940	13,075,768
Thereafter	8,467,818	-	8,467,818
Total	$34,197,681	$15,047,106	$49,244,787

7. RELATED PARTY TRANSACTIONS

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to C.I. Holding Group, Inc. and Subsidiaries (“CI”), a small shareholder in the Company that is approximately 35% owned by the Company’s executive management and to other affiliates. Total rents charged and paid by these affiliates was approximately $51,000 and $50,000 for the years ended December 31, 2010 and 2009, respectively.

The Company has entered into a property management agreement with CHG Properties, Inc. (“CHG”), a wholly-owned subsidiary of CI, to manage all of its properties at rates up to 5% of gross income. During the years ended December 31, 2010 and 2009, the Company paid CHG total management fees of $389,700 and $354,540, respectively.

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

In October 2009, William H. Allen, as trustee for the Allen Trust, authorized the conversion of 33.3% of the Allen Trust's interest in the NetREIT LP 01 partnership into 25,790 shares of NetREIT common stock. In November 2009, the Company purchased these shares from the Allen Trust for $9.30 per share for a total of $239,844. Mr. Allen was elected to the Board of Directors at our annual shareholder meeting on October 16, 2009.

In February 2010, the Company completed the DMHU acquisition as described in Note 1. Larry Dubose, a director of the Company since 2005, was founder, owner, chief executive officer and Chairman of DMHU and certain of its affiliates. Mr. Dubose will continue to serve as a director, officer and employee of the Company and certain of its affiliates.

8. SHAREHOLDERS’ EQUITY

In September 2005, the Company commenced a private placement offering of Units and Convertible Series AA Preferred Stock. The Units consisted of 2 shares of common stock and a warrant to purchase 1 share of common stock at $12 ($9.87 per share adjusted for stock dividends). In October 2006, the Company closed that offering and commenced a private placement offering of only its common stock. The Company is currently self-underwriting a private placement offering and sale of 20,000,000 shares of its common stock at a price of $10 per share. This offering is being made only to accredited investors and up to thirty-five non-accredited investors pursuant to an exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. No public or private market exists for the securities and no public market is expected to develop for the securities after the completion of the offering. During the years ended December 31, 2010 and 2009, the Company received gross proceeds from the sale of common shares and warrants of $16,376,206 and $27,055,384, respectively.

Common Stock. The Company is authorized to issue up to 100,000,000 shares of Series A Common Stock (“Common Stock”) $0.01 par value and 1,000 shares of Series B Common Stock $0.01 par value. The Common Stock and the Series B Common Stock have identical rights, preferences, terms and conditions except that the Series B Common Shareholders are not entitled to receive any portion of Company assets in the event of Company liquidation. There have been no Series B Common Stock shares issued. Each share of Common Stock entitles the holder to one vote. The Common Stock is not subject to redemption and it does not have any preference, conversion, exchange or preemptive rights. The articles of incorporation contain a restriction on ownership of the Common Stock that prevents one person from owning more than 9.8% of the outstanding shares of common stock. At December 31, 2010 and 2009, there were  12,429,878 and  10,224,262 shares, respectively, of the Common Stock outstanding.

Undesignated Preferred Stock. The Company is authorized to issue up to 8,995,000 shares of preferred stock. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to fix the number of shares of any series of preferred stock, to determine the designation of any such series, and to determine or alter the rights granted to or imposed upon any wholly unissued series of preferred stock including the dividend rights, dividend rate, conversion rights, voting rights, redemption rights (including sinking fund provisions), redemption price, and liquidation preference. The Company has not issued any shares of this preferred stock.

Series A Preferred Stock. The Board of Directors authorized 5,000 shares of the preferred stock as Series A (“Series A”). Each share of Series A (i) shall be entitled to receive, in event of any liquidation, dissolution or winding up of the affairs of the Company, an amount equal to nine dollars and 10/100 plus an amount equal to all accrued and unpaid dividends and no more before any distribution shall be made to the holders of Common Stock or any other class of shares or series ranking junior and subordinated to the Series A; (ii) is entitled to, when and if declared by the board of directors, annual dividends at the rate of $0.65 which are cumulative and payable quarterly; (iii) ranks senior, to the payment of dividends and distributions of assets upon liquidation, to common stock or any other series of preferred stock that is not senior to or on parity with the Series A Preferred Stock; (iv) is entitled to receive $9.10 plus accrued dividends upon liquidation; (v) shall have no voting rights except under certain circumstances as provided by the Articles of Incorporation; (vi) so long as any Series A is outstanding, the corporation shall not; (a) without the affirmative vote of the holders of at least two-thirds of the shares of Series A Preferred Stock amend, alter or repeal the Articles of Incorporation; (b) authorize or issue or increase any additional class or series of stock ranking senior to or on a parity with the Series A; and (c) affect any reclassification of the Series A. There were no Series A shares issued and outstanding at December 31, 2010 or 2009.

Convertible Series AA Preferred Stock. The Board of Directors authorized the original issuance of 1,000,000 shares of the Preferred Stock as Series AA (“Series AA”). Each share of Series AA (i) is non-voting, except under certain circumstances as provided in the Articles of Incorporation; (ii) is entitled to annual cash dividends of 7% which are cumulative and payable quarterly; (iii) ranks senior, as to the payment of dividends and distributions of assets upon liquidation, to common stock or any other series of preferred stock that is not senior to or on parity with the Series AA; (iv) is entitled to receive $25.00 plus accrued dividends upon liquidation; (v) may be redeemed by the Company prior to the mandatory conversion date at a price of $25.00 plus accrued dividends, (vi) may be converted into two shares of common stock at the option of the holder prior to the mandatory conversion date, and (vii) shall be converted into two shares of common stock on the fourth Friday of December 2015. The conversion price is subject to certain anti-dilution adjustments. All of the preferred stock was redeemed at liquidation value in May 2010. At December 31, 2009 there were 50,200 shares of Series AA outstanding.

Shareholder Warrants. Warrants were issued in connection with private placements of common stock Units during 2005 and 2006 pursuant to the terms of the respective subscription agreements. Each warrant entitles the registered holder to purchase one share of Series A common stock at the exercise price of $12 per share ($9.87 per share adjusted for stock dividends) during the period commencing upon issuance and continuing through the close of business on March 31, 2010. In the event a warrant is not exercised by its expiration date, it will be automatically converted into a one-tenth share of common stock. The warrants are redeemable at the Company’s election at any time upon prior written notice of at least 30 days of the date so noticed for redemption. In payment of such redemption, the Company must issue to each holder of a Warrant so redeemed one-tenth common share on the redemption date. These warrants expired on March 31, 2010 resulting in the issuance of 52,778 shares of common stock.

Broker Dealer Warrants. Warrants will be issued pursuant to the terms of the respective $10.50 broker agreement and the Participating Broker Dealer Agreement in connection with the on-going private placement offering at its closing. Each Warrant entitles the registered holder to purchase one share of common stock at the exercise price of $10.50 per share for a period of three years from the date of issuance. The exercise price, the number and kind of securities issuable on exercise of any Warrant, and the number of Warrants are subject to adjustment in the event the Company pays stock dividends or makes stock distributions with respect to its common stock. Adjustments will also be made upon any reclassification of the Company’s common shares or in the event the Company makes certain pro rata distributions of options or warrants to its common shareholders. The warrant agreements also provide for adjustments in the event the Company consummates certain consolidation or merger transactions, and in the event the Company sells all, or substantially all, of its assets. Warrant holders do not have any voting or other rights of the Company’s shareholders and are not entitled to receive dividends or other distributions. During the years ended December 31, 2010 and 2009, Warrants for the purchase of 67,845 and 128,311 shares of common stock, respectively, were earned in connection with the current private placement offering. Management has determined that such Warrants had no value at the time they were earned. At December 31, 2010 and 2009 there were Warrants issuable for 341,517 shares of common stock at exercise prices ranging from $9.52 to $10.50 due to the adjustments for stock dividends issued.

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

In February 2010, NetREIT and a former tenants in common of Garden Gateway Plaza contributed their respective ownership interests in these properties into NetREIT Garden Gateway LP. In exchange for the contribution of property, the owners became a limited partner of this partnerships and NetREIT became the general partner. The partner has an option to exchange their equity interest in the partnership for up to 100,000 shares of Company common stock at a conversion price equal to $10.00 per share. The Company has a put option to convert the partner’s equity interests in these limited partnerships to shares of Company common stock at $10.00 per share for up to 100,000 shares.

Employee Retirement and Share-Based Incentive Plans

Stock Options. The following table summarizes the stock option activity.

		Weighted
		Average
		Exercise
	Shares	Price
Balance, December 31, 2008	21,266	$8.23
Options exercised	(14,204)	$8.23
Options outstanding and exercisable, December 31, 2009	7,062	$8.64
Options exercised	(7,062)	$8.64
Options outstanding and exercisable, December 31, 2010	-	-

Share-Based Incentive Plan. An incentive award plan has been established for the purpose of attracting and retaining officers, key employees and non-employee board members. The Compensation Committee of the Board of Directors adopted a Restricted Stock plan (“Restricted Stock”) in December 2006 and granted nonvested shares of restricted common stock on January 1, 2007, 2008, 2009 and 2010. The nonvested shares have voting rights and are eligible for any dividends paid to common shares. The share awards vest in equal annual installments over a three or five year period from date of issuance. The Company recognized compensation cost for these fixed awards over the service vesting period, which represents the requisite service period, using the straight-line attribution expense method.

The value of the nonvested shares was calculated based on the offering price of the shares in the most recent private placement offering of $10 adjusted for stock dividends since granted and assumed selling costs. The value of granted nonvested restricted stock issued during 2010 totalled $461,100.The value of granted nonvested restricted stock issued during 2009 totaled $360,300. During the year ended December 31, 2010, 37,547 shares vested and $322,067 was recorded as compensation expense. During the year ended December 31, 2009, 23,607 shares vested and $202,000 was recorded as compensation expense. The remaining 61,642 nonvested restricted shares will vest in equal installments over the next two to four years.

A table of non-vested restricted shares granted and vested since December 31, 2008 is as follows:

Balance, December 31, 2008	27,227
Granted	43,984
Vested	(24,787)
Cancelled	(566)
Balance, December 31, 2009	45,858
Granted	53,617
Vested	(37,547)
Cancelled	(286)
Balance, December 31, 2010	61,642

Stock Dividends. The Company’s Board of Directors declared stock dividends on common shares to all Shareholders of record and at rates shown in the table below:

		Stock	Common Stock
Date of Declaration	Record Date	Dividend Rate	Value	Shares	Amount
December 4, 2009	January 1, 2010	5%	$8.60	482,027	$4,145,432

____________
The stock dividend was issued on January 2, 2010.

Cash Dividends. During 2010 and 2009, the Company paid cash dividends of $2,836,516 and $2,399,523, respectively.  As the Company reported net losses in both 2010 and 2009, these cash dividends represent a return of capital to the stockholders rather than a distribution of earnings. Cash dividends declared per common share for the years ended December 31, 2010 and 2009 were $0.57 and $0.60, respectively. The Company paid cash dividends on the Series AA Preferred Stock of $34,447 through  May 2010 when the Series AA shares were redeemed. Dividends paid per share of Series AA Preferred Stock for the year ended December 31, 2009 was $1.75 per share, or $87,850.

9. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company has operating leases with tenants that expire at various dates through 2020 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent due the Company under operating leases as of December 31, 2010 for five years and thereafter are summarized as follows:

Scheduled
Years Ending:	Payments
2011	$6,541,422
2012	5,698,686
2013	4,152,310
2014	3,079,940
2015	2,377,436
Thereafter	2,998,245
Total	$24,848,039

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

Scheduled payments due on the lease obligation as of December 31, 2010 are as follows:

Scheduled
Years Ending:	Payments
2011	$20,040
2012	21,154
2013	21,910
2014	21,910
2015	21,910
Thereafter	1,093,384
Total	$1,200,308

Litigation. Neither the Company nor any of the Company’s properties are presently subject to any material litigation nor, to the Company’s knowledge, is there any material threatened litigation.

Environmental Matters. The Company monitors its properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, the Company is not currently aware of any environmental liability with respect to the properties that would have a material effect on the Company’s financial condition, results of operations and cash flow. Further, the Company is not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that the Company believes would require additional disclosure or recording of a loss contingency.

10. CONCENTRATION OF CREDIT RISKS

Concentration of credit risk with respect to accounts receivable is limited due to the large number of tenants comprising the Company’s rental revenue. No single tenant accounted for 10% or more of total rental income for the year ended December 31, 2010 and 2009.

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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
Office Properties:
Rental income	$5,098,989	$2,939,624
Property and related expenses	2,333,494	1,650,855
Asset impairment	1,000,000	-
Net operating income, as defined	1,765,495	1,288,769
Equity in earnings from real estate ventures	(22,378)	(309,967)

Residential Properties:
Rental income	1,497,714	54,525
Property and related expenses	186,979	32,086
Net operating income, as defined	1,310,735	22,439
Equity in earnings from real estate ventures	24,147	119,409

Retail Properties:
Rental income	1,657,010	1,554,562
Property and related expenses	521,894	455,999
Net operating income, as defined	1,135,116	1,098,563
Equity in earnings from real estate ventures	-	30,424

Self Storage Properties:
Rental income	1,941,354	931,072
Property and related expenses	1,269,654	532,233
Net operating income, as defined	671,700	398,839
Equity in earnings from real estate ventures	-	47,176

Mortgage loan activity:
Interest income	59,276	59,114

Reconciliation to Net Income Available to Common Shareholders:
Total net operating income, as defined, for reportable segments	4,944,091	2,754,766
Unallocated other income:
Total other income	42,609	26,437
Gain on sale of real estate	-	219,449
General and administrative expenses	3,411,691	2,325,846
Interest expense	2,044,394	998,351
Depreciation and amortization	3,531,261	2,186,303
Bargain purchase gain from tender offer	872,152	-
Net loss before noncontrolling interests	(3,128,494)	(2,509,848)
Noncontrolling interests	(139,145)	23,679
Net loss	(2,989,349)	(2,533,527)
Preferred dividends	(34,447)	(87,850)
Net loss available for common shareholders	$(3,023,796)	$(2,621,377)

	December 31,
	2010	2009

Assets:
Office Properties:
Land, buildings and improvements, net (1)	$52,809,840	$31,531,989
Total assets (2)	53,999,471	32,652,322
Investment in real estate ventures	-	12,665,799

Residential Property:
Land, buildings and improvements, net	24,149,325	1,571,935
Total assets	25,922,496	1,594,248
Investment in real estate ventures	-	1,526,830

Retail Properties:
Land, buildings and improvements, net (1)	17,228,980	17,574,262
Total assets (2)	17,467,113	17,746,702

Self Storage Properties:
Land, buildings and improvements, net (1)	25,596,880	21,241,275
Total assets (2)	25,876,852	21,364,770

Mortgage loan activity:
Mortgage receivable and accrued interest	920,216	920,216
Total assets	920,216	920,216

Reconciliation to Total Assets:
Total assets for reportable segments	124,186,148	88,470,887
Other unallocated assets:
Cash and cash equivalents	7,028,090	9,298,523
Prepaid expenses and other assets, net	2,101,724	2,222,427

Total Assets	$133,315,962	$99,991,837

____________
(1) Includes lease intangibles and the land purchase option
related to property acquisitions.

(2) Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	Years ended December 31,
	2010	2009
Capital Expenditures:(1)
Office Properties:
Acquisition of operating properties	$10,000,000	$11,149,618
Capital expenditures and tenant improvements	726,905	678,932

Residential Property:
Acquisition of operating properties	5,674,050	-

Retail Properties:
Capital expenditures and tenant improvements	109,059	4,290

Self Storage Properties:
Acquisition of operating properties	4,875,000	8,975,000
Capital expenditures and tenant improvements	49,257	35,759

Acquisition of operating properties	20,549,050	20,124,618
Capital expenditures and tenant improvements	885,221	718,981
Total real estate investments	$21,434,271	$20,843,599

____________
(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.