Form 10-Q
period 2011-03-31
NETREIT, INC.
filed 2011-05-16
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period from _____ to _____

000-53673
(Commission file No.)
NetREIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	33-0841255
(State or other jurisdiction of incorporation or organization	(I.R.S. employer identification no.)

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

At May 9, 2011, registrant had issued and outstanding 13,004,094 shares of its common stock, $0.01 par value.

Index

Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements

Index

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Real estate assets, net	$118,256,584	$117,125,419
Lease intangibles, net	1,166,094	1,289,607
Land purchase option	1,370,000	1,370,000
Mortgages receivable and interest	1,044,232	920,216
Cash and cash equivalents	6,621,762	7,028,090
Restricted cash	257,720	299,042
Other real estate owned	2,178,532	2,178,532
Other assets, net	3,612,117	3,105,056

TOTAL ASSETS	$134,507,041	$133,315,962

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable	$48,484,130	$49,244,787
Accounts payable and accrued liabilities	3,452,307	3,499,118
Dividends payable	880,666	816,782
Total liabilities	52,817,103	53,560,687

Commitments and contingencies

Shareholders' equity:
Convertible series AA preferred stock, no par value, $25 liquidating preference, shares authorized: 1,000,000; no shares issued and outstanding	-	-
Common stock series A, $0.01 par value, shares authorized: 100,000,000; 12,893,968 and 12,429,878 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	128,940	124,298
Common stock series B, no par value, shares authorized: 1,000; no shares issued and outstanding	-	-
Additional paid-in capital	108,425,450	104,462,606
Dividends in excess of accumulated losses	(33,669,020)	(31,304,801)
Total shareholders' equity before noncontrolling interest	74,885,370	73,282,103
Noncontrolling interest	6,804,568	6,473,172
Total shareholders' equity	81,689,938	79,755,275

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$134,507,041	$133,315,962

See notes to condensed consolidated financial statements.

Index

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	March 31,	March 31,
	2011	2010

Rental income	$3,088,930	$1,949,262
Fee and other income	238,300	64,414
	3,327,230	2,013,676

Costs and expenses:
Interest	728,364	377,155
Rental operating costs	1,107,459	934,462
General and administrative	917,702	762,469
Depreciation and amortization	978,486	777,482
Total costs and expenses	3,732,011	2,851,568

Other income (expense):
Interest income	24,174	26,915
Loss on sale of real estate assets	(82,277)	-
Equity in earnings of real estate ventures	-	1,769
Total other (expense) income, net	(58,103)	28,684

Net loss before noncontrolling interests	(462,884)	(809,208)

Income attributable to noncontrolling interests	75,915	36,776

Net loss	(538,799)	(845,984)

Preferred stock dividends	-	(21,963)

Net loss attributable to common shareholders	$(538,799)	$(867,947)

Loss per common share - basic and diluted:
- basic and diluted	$(0.04)	$(0.08)

Weighted average number of common shares outstanding	12,658,557	10,393,028

See notes to condensed consolidated financial statements.

Index

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2011

	Common Stock		Additional Paid-in	Dividends in Excess of Accumulated	Total NetREIT, Inc Shareholders’	Non-controlling
	Shares	Amount	Capital	Losses	Equity	Interests	Total

Balance, December 31, 2010	12,429,878	$124,298	$104,462,606	$(31,304,801)	$73,282,103	$6,473,172	$79,755,275

Sale of common stock	395,169	3,952	3,947,744	-	3,951,696	-	3,951,696

Stock issuance costs	-	-	(688,058)	-	(688,058)	-	(688,058)

Repurchase of common stock	(21,043)	(210)	(158,176)	-	(158,386)	-	(158,386)

Repurchase of common stock-Related Parties	(9,560)	(95)	(82,425)	-	(82,520)	-	(82,520)

Net (loss) income				(538,799)	(538,799)	75,915	(462,884)

Dividends (declared)/reinvested	99,524	995	943,759	(1,825,420)	(880,666)		(880,666)

Contributed capital less distributions to noncontrolling interests	-	-	-	-	-	255,481	255,481

Balance, March 31, 2011	12,893,968	$128,940	$108,425,450	$(33,669,020)	$74,885,370	$6,804,568	$81,689,938

See notes to condensed consolidated financial statements.

Index

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(538,799)	$(845,984)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	978,486	777,482
Stock compensation	109,620	71,100
Loss on sale of real estate assets	(82,277)	-
Bad debt expense	15,919	65,461
Equity in earnings of real estate ventures	-	(1,769)
Contributions received (distributed) in excess of distributions of noncontrolling interests	255,481	(58,935)
Income attributable to noncontrolling interests	75,915	36,776
Other assets	(627,097)	(353,301)
Accounts payable and accrued liabilities	(156,431)	(280,301)
Net cash provided by (used in) operating activities	30,817	(589,471)

Cash flows from investing activities:
Real estate acquisitions	(3,287,967)	(140,858)
Proceeds on sale of real estate assets	1,379,673	-
Deposits on potential acquisitions	(196,500)	-
Purchase of notes receivable	(124,016)	-
Restricted cash	41,322	70,498
Net cash used in investing activities	(2,187,488)	(70,360)

Cash flows from financing activities:
Proceeds from mortgage notes payable	1,469,890	-
Repayment of mortgage notes payable	(2,230,547)	(161,467)
Net proceeds from issuance of common stock	3,263,638	3,727,241
Repurchase of common stock	(158,386)	-
Repurchase of common stock - related parties	(82,520)	-
Deferred stock issuance costs	305,050	(161,672)
Exercise of stock options	-	2,000
Dividends paid	(816,782)	(649,008)
Net cash provided by financing activities	1,750,343	2,757,094

Net (decrease) increase in cash and cash equivalents	(406,328)	2,097,263

Cash and cash equivalents:
Beginning of year	7,028,090	9,298,523

Additions to cash from consolidation of joint venture	-	269,151

End of period	$6,621,762	$11,664,937
Supplemental disclosure of cash flow information:
Interest paid	$636,743	$298,142

Non-cash investing and financing activities:
Reclassification of investment in real estate ventures to real estate assets	$-	$21,188,400
Reinvestment of cash dividend	$944,754	$823,747
Accrual of dividends payable	$880,666	$705,644

See notes to condensed consolidated financial statements.

Index

NetREIT, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization. NetREIT (“we” or the “Company”) was incorporated in the State of California on January 28, 1999 for the purpose of investing in real estate properties. Effective August 4, 2010, NetREIT, a California Corporation, merged into NetREIT, Inc., a Maryland Corporation with NetREIT, Inc. becoming the surviving Corporation. As a result of the merger, NetREIT is now incorporated in the State of Maryland. As a California Corporation, the Company’s common stock had no par value. As a Maryland Corporation, the Company’s common stock now has a par value of $0.01 per share which resulted in the transfer of $85,343,431 from common stock to additional paid in capital. The Company qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, (the “Code”) and commenced operations with capital provided by its private placement offering of its equity securities in 1999.

The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, retail, self-storage and residential properties located in the western United States. As of March 31, 2011, the Company owned or had an equity interest in eight office buildings (“Office Properties”) which total approximately 423,000 rentable square feet, three retail shopping centers and a 7-Eleven property (“Retail Properties”) which total approximately 85,000 rentable square feet, five self-storage facilities (“Self-Storage Properties”) which total approximately 487,000 rentable square feet, one 39 unit apartment building and 80 model homes investments owned by six limited partnerships  (“Residential Properties”).

The Company is the general partner of four limited partnerships: NetREIT 01 LP, NetREIT Palm Self-Storage LP, NetREIT Casa Grande LP and NetREIT Garden Gateway LP (the “NetREIT Partnerships”) and is the sole Managing Member in one limited liability company: Fontana Medical Plaza, LLC (“FMP”) each of which own income producing real estate investments. In addition, the Company is a limited partner in six partnerships that purchase and leaseback model homes from home builders: Dubose Acquisition Partners II and Dubose Acquisition Partners III (“DAP II” and “DAP III”, respectively), “Dubose Model Home Income Fund #3, LTD.”, “Dubose Model Home Income Fund #4, LTD.”, “Dubose Model Home Income Fund #5, LTD.” (“DMHI Fund #3”, “DMHI Fund #4”, and “DMHI Fund #5”, respectively, and together the “Income Funds”), and NetREIT Dubose Model Home REIT, LP (“Dubose REIT LP”). We refer to these 6 partnerships as the “Dubose Partnerships”.

Index

In March 2010, the Company purchased certain tangible and intangible personal property from Dubose Model Homes USA (“DMHU”), including rights to certain names, trademarks and trade secrets, title to certain business equipment, furnishings and related personal property. DMHU had used these assets in its previous business of purchasing model homes for investment in new residential housing tracts and initially leasing the model homes back to their developer. In addition, the Company also acquired DMHU’s rights under certain contracts, including contracts to provide management services to 19 limited partnerships sponsored by DMHU and for which a DMHU affiliate serves as general partner. We refer to these 19 partnerships as the “Model Home Partnerships”. These partnerships included DAP II and DAP III of which the Company was a 51% limited partner in each. The Company paid the owners of DMHU $300,000 cash and agreed to issue up to 120,000 shares of the Company’s common stock, depending on the levels of production the Company achieves from its newly formed Model Home REIT over the next three years. The Company also agreed to employ three former DMHU employees and to pay certain obligations of DMHU, including its office lease which expired on September 30, 2010. As Mr. Dubose is a Company director and was the founder and former president and principal owner of DMHU and certain of its affiliates, this transaction was completed in compliance with the Company’s Board’s Related Party Transaction Policy. The transaction has been accounted for as a business combination. Management performed an analysis of intangible assets acquired with the assistance of an independent valuation specialist and it was determined that $209,000 of the purchase price is attributable to customer relationships which will be amortized over 10 years. The Company also estimated a liability of $1,032,000 associated with the 120,000 shares that it believes will be issued in the future. As a result of the acquisition, the total purchase price of $1,332,000 was allocated between goodwill of $1,123,000 and intangible assets of $209,000. Also, as a result, the Company’s investment in DAP II and DAP III have been consolidated in the accompanying financial statements of NetREIT effective March 1, 2010.

In 2010, the Company formed a new subsidiary, NetREIT Advisors, LLC, a wholly-owned Delaware limited liability company, and sponsored the formation of NetREIT Dubose Model Home REIT, Inc. (“NetREIT Dubose”), a Maryland corporation. NetREIT Dubose, a proposed REIT, invests in Model Homes it purchases from developers in transactions whereby the developer leases back the Model Home under a short term lease, typically one to three years in length. Upon expiration of the lease, NetREIT Dubose will seek to re-lease the Model Home until such time as it is able to sell the property. NetREIT Dubose will own substantially all of its assets and conduct its operations through a newly formed operating partnership called Dubose REIT, LP, which is a wholly-owned Delaware limited partnership. NetREIT Advisors, LLC (“NetREIT Advisors”) will serve as advisor to NetREIT Dubose.

The Company capitalized NetREIT Dubose with $1.2 million cash in exchange for a convertible promissory note, which was converted to NetREIT Dubose common stock on September 30, 2010. NetREIT Dubose has also commenced raising outside investor capital through a Private Placement Offering. NetREIT Dubose intends to sell 1 million shares of its common stock at $10.00 per share, or $10 million under the initial offering. The Company also has the option to increase the maximum offering amount to 2 million shares or $20 million.

NetREIT Dubose is authorized to issue up to 25 million shares of $0.01 shares of stock. Of these authorized shares, 20 million are common stock and 5 million are preferred stock. As of March 31, 2011, there were approximately 203,000 shares outstanding of which approximately 64,000 have been issued to parties other than NetREIT, Inc.

NetREIT Advisors will also provide management services to the 19 Model Home Partnerships, pursuant to rights under the management contracts assigned to it by DMHU. For these services, NetREIT Advisors, LLC receives ongoing management fees and has the right to receive certain other fees when the respective partnership sells or otherwise disposes of its properties.

Index

In September 2010, the Company commenced three tender offers for the purchase of outstanding limited partnerships units of the Income Funds. The offerings closed effective November 30, 2010. The Company acquired approximately 74% of Income Fund #3 for $475,997 in cash and 39,827 shares for a total combined cost of $874,263. The Company acquired approximately 71% of Income Fund #4 for $343,074 in cash and 49,132 shares for a total combined cost of $834,394. The Company acquired approximately 67% of Income Fund #5 for $77,822 in cash and 23,931 shares for a total combined cost of $317,136. As a result of the Company acquiring control of these three limited partnerships, their financial statements have been included in the consolidated financial statements of the Company beginning December 31, 2010, including three months of operations for the period ended March 31, 2011. There were no comparable results of operations for the three months ended March 31, 2010.

Basis of Presentation . The accompanying condensed consolidated financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the three months ended March 31, 2011 and 2010. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements included in the Form 10-K.

Index

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of NetREIT and its 13 subsidiary entities, FMP, the NetREIT Partnerships, the Dubose Partnerships, NetREIT Advisors, and NetREIT Dubose. Reference to the “Company” herein includes these 13 subsidiary entities. All significant intercompany balances and transactions have been eliminated in consolidation.

Prior to formation of the NetREIT Partnerships, the properties owned by those partnerships were held as tenants in common (“TIC”) with the other investors and accounted for using the equity method due to substantive participation rights of the TIC (Note 4). Upon formation of the NetREIT Partnerships, NetREIT became the sole general partner in each of these partnerships and the rights of the other partners were limited to certain protective rights. As a result of the change in the Company’s ability to influence and control the NetREIT Partnerships, they are now accounted for as subsidiaries of the Company and are fully consolidated in the Company’s financial statements.

The Company classifies the noncontrolling interests in FMP, the 4 NetREIT Partnerships, and 5 of the 6 Dubose Partnerships as part of consolidated net loss in 2011 and 2010 and includes the accumulated amount of noncontrolling interests as part of shareholders’ equity from these 10 entities from inception in 2009 and 2010, the effective date that the Company assumed significant control of DAP II and III in February 2010 and the Income Funds acquisition in November 2010.  If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interest will be remeasured with the gain or loss reported in the statement of operations. Management has evaluated the noncontrolling interests and determined that they do not contain any redemption features.

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

Earnings and profits that determine the taxability of distributions to shareholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the three months ended March 31, 2011 and the year ended December 31, 2010, all distributions were considered return of capital to the shareholders and therefore non-taxable.

The Company believes that it has met all of the REIT distribution and technical requirements for the three months ended March 31, 2011 and the year ended December 31, 2010.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions.

Index

Property Acquisitions. The Company accounts for its acquisitions of real estate in accordance with GAAP which require the purchase price of acquired properties to be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, a land purchase option, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and tenant relationships, based in each case on their fair values.

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

The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $119,080 and $133,455 for the three months ended March 31, 2011 and March 31, 2010, respectively.

Index

Sales of Real Estate Assets.  Gains from the sale of real estate assets will not be recognized under the full accrual method by the Company until certain criteria are met. Gain or loss (the difference between the sales value and the cost of the real estate sold) shall be recognized at the date of sale if a sale has been consummated and the following criteria are met:

a.	The buyer is independent of the seller;

b.	Collection of the sales price is reasonably assured; and

c.	The seller will not be required to support the operations of the property or its related obligations to an extent greater than its proportionate interest.

Gains relating to transactions which do not meet the criteria for full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances.

As of March 31, 2011, management has concluded that there are 14 model home properties aggregating approximately $6.3 million which are considered as held for sale and are included in real estate assets. These homes have mortgage notes payable of approximately $4.3 million.

Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the three months ended March 31, 2011 and 2010, was $859,406 and $644,027, respectively

Impairment. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. For the year ended December 31, 2010 the Company determined that an impairment existed with respect to its Havana Parker Complex property and, as a result, recorded an asset impairment of $1 million. As of March 31, 2011 and 2010, management does not believe indicators of impairment were evident and as such, no impairment charges were recognized.

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

Index

The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Based on the review, no impairment was deemed necessary at December 31, 2010 and, as of March 31, 2011, management does not believe that any indicators of impairment were evident.

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2010 and, as of March 31, 2011, management does not believe that any indicators of impairment were evident.

Investments in Real Estate Ventures. The Company analyzes its investments in joint ventures including any investments held as tenants in common to determine whether the investment should be accounted for under the equity method of accounting or consolidated into the financial statements. The Company has determined that the investments held as a tenant in common interest should be accounted under the equity method. Under the equity method, the Company’s investment in real estate ventures is stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the Company’s ownership interest in the earnings of each of the unconsolidated real estate ventures. For the purposes of presentation in the statement of cash flows, the Company follows the “look through” approach for classification of distributions from joint ventures. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture’s sale of assets) in which case it is reported as an investing activity. Management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. As of December 31, 2010, the Company did not have any investments in real estate ventures. As of March 31, 2011, management does not believe that any indicators of impairment were evident.

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

Index

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

Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and includes in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of March 31, 2011 and December 31, 2010.

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

Index

The following is a reconciliation of the denominator of the basic loss per common share computation to the denominator of the diluted loss per common share computations, for the three months ended March 31:

	2011	2010
Weighted average shares used for Basic EPS	12,658,557	10,393,028

Effect of dilutive securities:

Incremental shares from share-based compensation	—	—
Incremental shares from conversion of NetREIT 01 LP Partnership	—	—
Incremental shares from conversion of NetREIT Casa Grande LP Partnership	—	—
Incremental shares from conversion of NetREIT Palm LP Partnership	—	—
Incremental shares from conversion of Garden Gateway LP Partnership	—	—
Incremental shares from warrants	—	—
Adjusted weighted average shares used for diluted EPS	12,658,557	10,393,028

____________
Weighted average shares from share based compensation, shares from conversion of NetREIT 01 LP Partnership, Casa Grande LP Partnership, NetREIT Palm Self-Storage LP Partnership, NetREIT Garden Gateway LP Partnership and shares from stock purchase warrants with respect to a total of 978,344 and 1,073,027 shares of common stock for the three months ended March 31, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

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

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, as of March 31, 2011 and December 31, 2010, does not have any assets or liabilities that were measured at fair value on a nonrecurring basis.

In the opinion of management, the fair value of related party transactions cannot be estimated without incurring excessive costs; for that reason, the Company has not provided such disclosure. Other information about related party transactions are provided, where applicable, elsewhere in these notes to the condensed consolidated financial statements.

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

Index

Segments. The Company acquires and operates income producing properties including office properties, residential properties, retail properties and self storage properties and invests in real estate assets, including real estate loans and, as a result, the Company operates in five business segments. See Note 8 “Segment Information”.

Reclassifications. Certain reclassifications have been made to prior years consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of consolidated operations or stockholders’ equity.

Index

3. REAL ESTATE ASSETS AND LEASE INTANGIBLES

A summary of the eighteen properties and model home properties owned by the Company as of March 31, 2011 is as follows:

					Real estate
	Date		Square	Property	assets, net
Property Name	Acquired	Location	Footage	Description	(in thousands)
Casa Grande Apartments	April 1999	Cheyenne, Wyoming	29,250	Residential	$1,482.2
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	5,430.1
7-Eleven	September 2006	Escondido, California	3,000	Retail	1,298.6
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	115,052	Office	13,070.2
World Plaza	September 2007	San Bernardino, California	55,098	Retail	5,697.5
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	1,979.4
Sparky’s Palm Self-Storage	November 2007	Highland, California	50,250	Self Storage	4,683.7
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self Storage	7,279.2
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	8,808.7
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,565.8
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,595.9
Morena Office Center	January 2009	San Diego, California	26,784	Office	6,022.1
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	2,152.6
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,429.0
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self Storage	5,940.2
Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self Storage	2,746.3
Sparky’s Rialto Self-Storage	May 2010	Rialto, California	101,343	Self Storage	4,806.9
Genesis Plaza	August 2010	San Diego, California	57,685	Office	9,085.5
NetREIT, Inc properties					94,073.9

17 model home properties	Various in 2009	CA and NV	42,213	Residential	6,942.5

37 model home properties	Various in 2010 & 2011	CA, AZ, OR, WA, TX, SC and FL	94,166	Residential	8,555.7

26 model home properties, held in income funds	Various 2003-2008	TX, AZ, WA, OH, NC, NV, NJ and MI	62,072	Residential	8,684.5

Model home properties					24,182.7

		Total real estate assets, net			$118,256.6

Index

A summary of the eighteen properties and model home properties owned by the Company as of December 31, 2010 is as follows:

					Real estate
	Date		Square	Property	assets, net
Property Name	Acquired	Location	Footage	Description	(in thousands)
Casa Grande Apartments	April 1999	Cheyenne, Wyoming	29,250	Residential	$1,500.0
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	5,469.8
7-Eleven	September 2006	Escondido, California	3,000	Retail	1,304.0
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	115,052	Office	13,088.5
World Plaza	September 2007	San Bernardino, California	55,098	Retail	5,716.8
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	1,989.2
Sparky’s Palm Self-Storage	November 2007	Highland, California	50,250	Self Storage	4,712.2
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self Storage	7,322.7
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	8,849.0
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,592.5
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,623.5
Morena Office Center	January 2009	San Diego, California	26,784	Office	6,069.7
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	2,170.6
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,451.9
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self Storage	5,976.1
Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self Storage	2,755.6
Sparky’s Rialto Self-Storage	May 2010	Rialto, California	101,343	Self Storage	4,830.3
Genesis Plaza	August 2010	San Diego, California	57,685	Office	9,053.6
NetREIT, Inc properties					94,476.0

19 model home properties	Various in 2009	CA and NV	47,637	Residential	7,483.8

26 model home properties	Various in 2010	CA, AZ, OR, WA and TX	62,349	Residential	5,654.9

29 model home properties, held in income funds	Various 2003-2008	TX, AZ, WA, OH, NC, NV, NJ and MI	69,907	Residential	9,510.7

Model home properties					22,649.4

		Total real estate assets, net			$117,125.4

Index

The following table sets forth the components of the Company’s real estate assets:

	March 31,	December 31,
	2011	2010
Land	$22,795,191	$22,413,950
Buildings and other	99,932,263	98,639,739
Tenant improvements	4,416,786	4,147,535
	127,144,240	125,201,224
Less:
Accumulated depreciation and amortization	(8,887,656)	(8,075,805)
Real estate assets, net	$118,256,584	$117,125,419

Operations from each property are included in the Company’s condensed consolidated financial statements from the date of acquisition.

The Company acquired the following properties in 2011:

In January 2011, the Company acquired two model home properties in Texas and leased them back to the home builder. The purchase price for the properties was $0.45 million. The Company paid the purchase price through a cash payment of $.23 million and two promissory notes totaling $0.22 million.

In February 2011, the Company acquired five model home properties in California and leased them back to the home builder. The purchase price for the properties was $1.5 million. The Company paid the purchase price through a cash payment of $0.75 million and five promissory notes totaling $0.75 million.

In March 2011, the Company acquired four model home properties in South Carolina, Florida and Texas  and leased them back to the home builder. The purchase price for the properties was $1.0 million. The Company paid the purchase price through a cash payment of $0.50 million and four promissory notes totaling $0.50 million.

The Company disposed of the following properties in 2011:

During the three months ended March 31, 2011, the company disposed of five model home properties. The sales price aggregated approximately $1.2 million and approximately $1.0 million in mortgage notes payable were retired in connection with the sale.

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

Index

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

In November 2010, the Company completed its tender offer for the purchase of outstanding partnership units of the three Income Funds. The tender resulted in the Company acquiring 73.6%, 70.5% and 66.6% of the outstanding units of DMHI Fund #3, DMHI Fund #4 and DMHI Fund #5, respectively through the issuance of 112,890 shares of common stock and $896,893 in cash. These funds own a total of 29 model home properties.

In December 2010, the Company acquired twelve model home properties in Texas and leased them back to the home builder. The purchase price for the properties was $2.9 million. The Company paid the purchase price through a cash payment of $1.45 million and ten promissory notes totaling $1.45 million.

Index

The Company allocated the purchase price of the properties acquired during the three months ended March 31, 2011 as follows:

	Land	Buildings and other	Tenant Improvements	In-place Leases	Leasing Costs	Above Market Leases	Total Purchase Price
Model Home Properties	$543,760	$2,396,020	$	$	$	$	$2,939,780

The Company allocation of properties sold during the three months ended March 31, 2011 is as follows:

	Land	Buildings and other	Accumulated Depreciation	Net Book Value
Model Home Properties	$162,519	$1,137,633	$44,801	1,255,351

The Company allocated the purchase price of the properties acquired during the twelve months ended December 31, 2010 as follows:

Sparky's Rialto Self-Storage	$1,055,000	$3,820,000					$4,875,000

Genesis Plaza	1,400,000	7,543,510	200,954	219,070	247,774	388,692	10,000,000

Model Home Properties	1,043,097	4,630,953					5,674,050

Lease Intangibles

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:
	March 31, 2011			December 31, 2010
			Lease			Lease
	Lease	Accumulated	intangibles,	Lease	Accumulated	intangibles,
	intangibles	Amortization	net	intangibles	Amortization	net
In-place leases	$1,031,792	$(608,925)	$422,867	$1,031,792	$(558,854)	$472,938
Leasing costs	894,487	(464,814)	429,673	894,487	(423,738)	470,749
Tenant relationships	332,721	(332,721)	-	332,721	(332,721)	-
Below-market
Above-market leases	388,692	(75,138)	313,554	388,692	(42,772)	345,920

	$2,647,692	$(1,481,598)	$1,166,094	$2,647,692	$(1,358,085)	$1,289,607

Index

As of March 31, 2011, the estimated aggregate amortization expense for nine months ended December 31,2011 and each of the five succeeding fiscal years and thereafter is as  follows:

Estimated Aggregate Amortization Expense
Nine month period ending December 31, 2011	$342,249
2012	323,843
2013	227,311
2014	153,279
2015	106,577
Thereafter	12,835
$1,166,094

The weighted average amortization period for the intangible assets, in-place leases, leasing costs, tenant relationships and below-market leases acquired as of March 31, 2011 was 6.9 years.

Index

4. MORTGAGE NOTES PAYABLE

Mortgage notes payable as of March 31, 2011 and December 31, 2010  consisted of the following:

	March 31,	December 31,
	2011	2010

Mortgage note payable in monthly installments of $24,330 through July 1, 2016, including interest at a fixed rate of 6.51%, collateralized by the Havana/Parker Complex property.	$3,304,728	$3,323,714

Mortgage note payable in monthly installments of $71,412 through April 5, 2014, including interest at a fixed rate of 6.08%; collateralized by the leases and office buildings of the Garden Gateway Plaza property. Certain obligations under the note are guaranteed by the executive officers.	9,758,611	9,823,854

Mortgage note payable in monthly installments of $27,088 through February 1, 2012, including interest at a fixed rate of 5.31%; collateralized by the World Plaza property.	3,193,127	3,231,661

Mortgage note payable in monthly installments of $25,995 through September 1, 2015, including interest at a fixed rate of 6.5%; collateralized by the Waterman Plaza property.	3,668,976	3,700,953

Mortgage note payable in monthly installments of $28,842 through March 1,Sparky’s Thousand Palms Self-Storage property.	4,515,190	4,539,478

Mortgage note payable in monthly installments of $9,432 through December 18, 2016, including interest at a fixed rate of 5.00%; collateralized by the Sparky’s Hesperia East Self-Storage property.	1,710,203	1,717,059

Mortgage note payable in monthly installments of $17,226 through May 3, 2015, including interest at a fixed rate of 5.00%; monthly installments of $19,323 from June 3, 2012, including interest at 6.25% to maturity, collateralized by the Sparky’s Rialto Self-Storage property	2,871,964	2,887,597

Mortgage note payable in monthly installments of $28,219 through September 1,2015, including interest at a fixed rate of 4.65%; collateralized by the Genesis Plaza property	4,946,419	4,973,365

Subtotal, NetREIT, Inc. properties	33,969,218	34,197,681

Mortgage notes payable in monthly installments of $28,312 through February 10, 2012, including interest at a fixed rate of 5.50%; collateralized by 13 model home properties	2,592,586	2,937,316

Mortgage notes payable in monthly installments of $20,153 through September 18, 2012, including interest at a fixed rate of 6.50%; collateralized by 4 model home properties.	1,839,858	1,873,193

Mortgage notes payable in monthly installments of $3,767 through September 15, 2012, including interest at a fixed rate of 5.75%; collateralized by 4 model home properties.	442,936	447,822

Mortgage notes payable in monthly installments of $19,792 through December 15, 2015, including interest at a fixed rate of 5.75%; collateralized by 22 model home properties.	2,347,659	2,374,881

Mortgage notes payable in monthly installments of $15,878 maturities varying from January 1, 2011 to October 5, 2011, including interest at fixed rates from 2.55%, to 7.20%; collateralized by 8 model home properties.	2,050,382	2,583,323

Index

Mortgage notes payable in monthly installments of $11,355 maturities varying from January 10, 2011 to November 5, 2011, including interest at fixed rates from 2.42%, to 7.12%; collateralized by 10 model home properties.	1,465,991	1,994,260

Mortgage notes payable in monthly installments of $12,184 maturities varying from March 5, 2011 to December 31, 2012, including interest at fixed rates from 4.14%, to 7.21%; collateralized by 8 model home properties.	2,311,583	2,836,311

Mortgage notes payable in monthly installments of $12,449 maturities varying from February 15, 2016 to March 11, 2016, including interest at fixed rates from 5.75%, to 6.3%; collateralized by 11 model home properties.	1,463,917	-

Subtotal, model home properties	14,514,912	15,047,106

	$48,484,130	$49,244,787

The Company is in compliance with all conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable as of March 31, 2011 are as follows:

Years Ending:	NetREIT, Inc. Principal Payments	Model Home Properties Principal Payments	Scheduled Principal Payments
Nine month period ending December 31, 2011	$641,312	$6,196,763	$6,838,075
2012	3,816,168	4,395,081	8,211,249
2013	783,598	202,626	986,224
2014	9,482,494	214,468	9,696,962
2015	10,777,828	2,368,063	13,145,891
Thereafter	8,467,818	1,137,911	9,605,729
Total	$33,969,218	$14,514,912	$48,484,130

Index

5. RELATED PARTY TRANSACTIONS

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to C.I. Holding Group, Inc. and Subsidiaries (“CI”), a small shareholder in the Company that is approximately 35% owned by the Company’s executive management. Total rents charged and paid by these affiliates was approximately $14,281 and $12,487 for the three months ended March 31, 2011 and 2010, respectively.

The Company has entered into a property management agreement with CHG Properties, Inc. (“CHG”), a wholly-owned subsidiary of CI, to manage all of its properties at rates up to 5% of gross income. During the three months ended March 31, 2011 and 2010, the Company paid CHG total management fees of $96,330 and $91,481, respectively.

During the term of the property management agreement, the Company has an option to acquire the business conducted by CHG. The option is exercisable, with the approval of a majority of the Company’s directors not otherwise interested in the transaction, without any consent of the property manager, its board or its shareholders. The option price is shares of the Company to be determined by a predefined formula based on the net income of CHG during the 6-month period immediately preceding the month in which the acquisition notice is delivered.

In February 2010, the Company completed the DMHU acquisition as described in Note 1. Larry Dubose, a director of the Company since 2005, was founder, owner, chief executive officer and Chairman of DMHU and certain of its affiliates. Mr. Dubose will continue to serve as a director, officer and employee of the Company and certain of its affiliates.

In March 2011, the Company purchased 9,560 shares of its vested restricted common stock compensation from its independent Board of Directors for a total of $82,520. The purchase price of approximately $8.60 per share was determined using the same value for the shares as reported as income to state and Federal income tax authorities.

Index

6. SHAREHOLDERS’ EQUITY

Employee Retirement and Share-Based Incentive Plans

Share-Based Incentive Plan. An incentive award plan has been established for the purpose of attracting and retaining officers, key employees and non-employee board members. The Compensation Committee of the Board of Directors adopted a Restricted Stock plan (“Restricted Stock”) in December 2006 and granted nonvested shares of restricted common stock effective January 1 of each of the last five years. The nonvested shares have voting rights and are eligible for any dividends paid to common shares. The share awards vest in equal annual instalments over a three or five year period from date of issuance. The Company recognized compensation cost for these fixed awards over the service vesting period, which represents the requisite service period, using the straight-line attribution expense method.

The value of the nonvested shares was calculated based on the offering price of the shares in the most recent private placement offering of $10 adjusted for stock dividends since granted and assumed selling costs. The value of granted nonvested restricted stock issued during three months ended March 31, 2011 totalled $444,100 which is calculated using the current private placement offering of $10 adjusted for estimated selling costs. The value of granted nonvested restricted stock issued during the three months ended March 31, 2010 totalled $461,100. During the three months ended March 31, 2011 and 2010, $109,620 and $71,100 were recorded as compensation expense. The remaining 64,354 nonvested restricted shares will vest in equal instalments over the next two to four years.

A table of non-vested restricted shares granted and vested since December 31, 2009 is as follows:

Granted	53,617
Vested	(37,547)
Cancelled	(286)
Balance, December 31, 2010	15,784
Granted	51,639
Cancelled	(3,069)
Balance, March 31, 2011	64,354

Cash Dividends. During the three months ended March 31, 2011 and 2010, the Company paid cash dividends of $816,782 and $649,008, respectively, or $0.572 per share on an annualized basis.  As the Company reported net losses in both of these quarters, and on a cumulative basis, these cash dividends represent a return of capital to the stockholders rather than a distribution of earnings. The Company paid cash dividends on the Series AA Preferred Stock of in the three month period ended March 31, 2010 of $21,963 and a total of $34,447 through May 2010 when the Series AA shares were redeemed.

Index

7. SEGMENTS

The Company’s reportable segments consist of the four types of commercial real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results: Residential Properties, Office Properties, Retail Properties, Self-Storage Properties; and Mortgage Loans. The Company also has certain corporate level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.

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

Index

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the period ended March 31, 2011 and 2010.

	Period Ended March 31,
	2011	2010
Office Properties:
Rental income	$1,476,081	$1,042,318
Property and related expenses	594,235	497,377
Net operating income, as defined	881,846	544,941
Equity in earnings from real estate ventures	-	(22,378)

Residential Properties:
Rental income	862,417	152,879
Property and related expenses	52,137	37,364
Net operating income, as defined	810,280	115,515
Equity in earnings from real estate ventures	-	24,147

Retail Properties:
Rental income	429,052	409,356
Property and related expenses	112,432	130,121
Net operating income, as defined	316,620	279,235

Self Storage Properties:
Rental income	559,680	409,123
Property and related expenses	348,655	269,600
Net operating income, as defined	211,025	139,523

Mortgage loan activity:
Interest income	15,734	14,576

Reconciliation to Net Income Available to Common Shareholders:
Total net operating income, as defined, for reportable segments	2,235,505	1,095,559
Unallocated other income:
Total other income	8,440	12,339
Loss on sale of real estate	(82,277)	-
General and administrative expenses	917,702	762,469
Interest expense	728,364	377,155
Depreciation and amortization	978,486	777,482
Net loss before noncontrolling interests	(462,884)	(809,208)
Noncontrolling interests	75,915	36,776
Net loss	(538,799)	(845,984)
Preferred stock dividends	-	(21,963)
Net loss attributable to common shareholders	$(538,799)	$(867,947)

Index

	March 31,	December 31,
	2011	2010

Assets:
Office Properties:
Land, buildings and improvements, net (1)	$52,522,094	$52,809,840
Total assets (2)	53,795,245	53,999,471

Residential Property:
Land, buildings and improvements, net (1)	25,664,973	24,149,325
Total assets (2)	24,553,228	25,922,496

Retail Properties:
Land, buildings and improvements, net (1)	17,149,472	17,228,980
Total assets (2)	17,436,149	17,467,113

Self Storage Properties:
Land, buildings and improvements, net (1)	25,456,139	25,596,880
Total assets (2)	25,535,143	25,876,852

Mortgage loan activity:
Mortgage receivable and accrued interest	1,044,232	920,216
Total assets	1,044,232	920,216

Reconciliation to Total Assets:
Total assets for reportable segments	122,363,997	124,186,148
Other unallocated assets:
Cash and cash equivalents	6,621,762	7,028,090
Other assets, net	5,521,282	2,101,724

Total Assets	$134,507,041	$133,315,962

____________
(1) Includes lease intangibles and the land purchase option related to property acquisitions.

(2) Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

Index

	Three Months Ended March 31,
	2011	2010
Capital Expenditures:(1)
Office Properties:
Capital expenditures and tenant improvements	$313,712	$67,864

Residential Property:
Acquisition of operating properties	2,939,780	-

Retail Properties:
Capital expenditures and tenant improvements	32,175	64,966

Self Storage Properties:
Capital expenditures and tenant improvements	2,300	8,028

Acquisition of operating properties, net	2,939,780	-
Capital expenditures and tenant improvements	348,187	140,858
Total real estate investments	$3,287,967	$140,858
____________
(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934, as amended, or the Exchange Act. Such statements are subject to certain risks and uncertainties, which could cause actual results to materially differ from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the timing and strength of national and regional economic growth, the strength of commercial and residential markets, competitive market conditions, fluctuations in availability and cost of construction materials and labor resulting from the effects of worldwide demand, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information.

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

OVERVIEW AND BACKGROUND

We are incorporated under the General Corporation Law of the State of Maryland and we operate as a self-administered REIT headquartered in San Diego County, California, formed to own, operate and acquire income producing real estate properties.

FACTORS THAT MAY INFLUENCE FUTURE RESULTS OF OPERATIONS

Growth and Expansion. During the last three years, we have completed the acquisition of ten income producing properties and invested in income producing real estate partnerships.  We built our operational and administrative infrastructure, including hiring a staff of quality employees, to give us the capability to become a large real estate investing company as well as having the resources to deal with the additional burden of compliance with the SEC rules and regulations. On March 1, 2010, the Company acquired the assets and six employees of DMHU. Later in the year, the Company formed NetREIT Advisors and transferred the four remaining DMHU employees to this newly formed LLC. NetREIT Advisors began managing and serving as external advisor to NetREIT Dubose. NetREIT Advisors’ general and administrative expenses are currently approximately $60,000 per month.  NetREIT Advisors generated fees of approximately $161,000 until the first quarter 2011. NetREIT Dubose will continue to make additional property acquisitions and we expect revenues less rental operating costs to increase at a far greater rate than our general and administrative costs. Therefore, we anticipate that our net loss will decline and will result in net income in the future.

Index

During the last three years we experienced rapid growth, having increased capital by approximately 123.6% to $74.9 million at March 31, 2011 from $68.0 million at March 31, 2010 from $33.5 million at March 31, 2008. Our investment portfolio, consisting of real estate assets, lease intangibles, investment in real estate ventures, land purchase option and mortgages receivable, have increased by approximately 164.8% to $121.8 million at March 31, 2011 from $93.6 million at March 31, 2010 from $46 million at March 31, 2008. The primary source of the growth in the portfolio during these three years was attributable to increase in capital from the net proceeds of approximately $57.6 million from the sale of additional equity securities. The increase in our investment portfolio was also funded from proceeds from mortgage notes payable, net of principal repayments, of approximately $40.7 million.

Economic Outlook

The United States has shown a slow recovery from the recession that began in 2007. The current economic environment is characterized by increased residential housing foreclosures and an oversupply of homes available for purchase, depressed commercial real estate valuations, weak consumer spending, employment anxiety and concerns of inflation and higher interest rates. In general business profits and investment seem to be improving. However, the housing sector and finance have so far not significantly improved. We believe that the pace of this recovery will likely be slow and disjointed. Full recovery will need increasing job growth, but it will not be consistent across industries, geographies or periods of the year causing an uneven tempo of growth.

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

Our involvement in retail properties has been limited, however, we are seeing more rental inquiries.  Retail demand for space in 2011 is expected to be positive for the first time since 2007.  Although the increase is expected to be modest we expect that well situated properties will benefit from the improving economy.

Economic growth rates have shown trends of slow growth in recent periods and inflation rates in the United States have remained low. Changes in inflation/deflation are sometimes associated with changes in long-term interest rates, which may have a negative impact on the value of the portfolio we own. To mitigate this risk, we will continue to seek to lease our properties with fixed rent increases and/or with scheduled rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or other indices for the jurisdiction in which the property is located. To the extent that the CPI increases, additional rental income streams may be generated from these leases and thereby mitigate the impact of inflation.

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

Index

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

In light of the distressed nature of the commercial real estate economy in the past several years, including 2010 and 2011, we have exercised extreme caution with respect to potential property acquisitions, and consequently we consummated fewer property acquisitions which resulted in the accumulation of significant cash balances that affected our current cash flow due to the very low yield on cash equivalents. In addition, our current cash flow from operating activities has been significantly impacted by the increase in general and administrative expenses required to enter the model home acquisition and lease back business, as well as, facilitate our growth in commercial investments. We anticipate that as our existing properties are stabilized and fully reflected in the annual cash flow and the cash flow from the model home division continues to grow and as we acquire additional properties with the significant cash balances and ongoing net proceeds from our private offering of common stock, our revenues will increase at a faster rate than our general and administrative expenses due to efficiencies of scale. We therefore believe that when all properties are operating at stabilized rates, when excess available cash on hand is fully invested with future cash and with acquisitions from continuing capital raising activities, we will be able to fund our future distributions to our shareholders from cash flow from operations.

As of March 31, 2011, we owned or had an equity interest in eight Office Properties which total approximately 423,000 rentable square feet, four Retail Properties which total approximately 85,000 rentable square feet, five Self-Storage Properties which total approximately 487,000 rentable square feet, and one Residential Property.  In 2009, we acquired ownership interests in DAP II and DAP III which own an aggregate of 17 Model Home Properties.  During the last quarter of 2010, we acquired a significant interest in the three Income Funds which own in the aggregate 26 Model Home Properties.  In addition, NetREIT Dubose has acquired 37 Model Home Properties.

NetREIT’s properties are located primarily in Southern California and Colorado with a single property located in Wyoming. Our model home properties are in twelve states throughout the United States. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year, or has been operating for three years. Our geographical clustering of assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas. Most of our office and retail properties are leased to a variety of tenants ranging from small businesses to large public companies, many of which do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having net leases that require the tenant to pay all of the operating expense (Net, Net, Net Leases) or pay increases in operating expenses over specific base years.

Index

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

The Residential Properties are rented on a short term basis of less than six months for our apartment property and typically 30 months for our model home leases. The Self-Storage Properties are rented pursuant to rental agreements that are for no longer than 6 months. The Self-Storage Properties are located in markets having other self-storage properties. Competition with these other properties will impact our operating results of these properties, which depends materially on our ability to timely lease vacant self-storage units, to actively manage unit rental rates, and our tenants’ ability to make required rental payments. The model home properties are leased on terms generally between 2 to 3 years. To be successful, we must be able to continue to respond quickly and effectively to changes in local and regional economic conditions by adjusting rental rates of these properties within their regional market in Southern California. We depend on advertisements, flyers, websites, etc. to secure new tenants to fill any vacancies.

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

Federal Income Taxes. We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, for federal income tax purposes. To qualify as a REIT, we must distribute annually at least 90% of adjusted taxable income, as defined in the Code, to our shareholders and satisfy certain other organizational and operating requirements. As a REIT, no provision will be made for federal income taxes on income resulting from those sales of real estate investments which have or will be distributed to shareholders within the prescribed limits. However, taxes will be provided for those gains which are not anticipated to be distributed to shareholders unless such gains are deferred pursuant to Section 1031. In addition, the Company will be subject to a federal excise tax which equals 4% of the excess, if any, of 85% of the Company’s ordinary income plus 95% of the Company’s capital gain net income over cash distributions.

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

We believe that we have met all of the REIT distribution and technical requirements for the three months ended March 31, 2011 and for the year ended December 31, 2010.

REAL ESTATE ASSETS

Property Acquisitions. We account for our acquisitions of real estate in accordance with GAAP requiring that the purchase price of acquired properties be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, a land purchase option, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and tenant relationships, based in each case on their fair values.

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

The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to recruit a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $119,080 and $133,455 for the three months ended March 31, 2011 and 2010.

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

Sales of Undivided Interests in Properties. Gains from the sale of undivided interests in properties will not be recognized under the full accrual method until certain criteria are met. Gain or loss (the difference between the sales value and the proportionate cost of the partial interest sold) shall be recognized at the date of sale if a sale has been consummated and the following criteria are met:

a.	The buyer is independent of the seller;

b.	Collection of the sales price is reasonably assured; and

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

As of March 31, 2011, management has concluded that there are 14 model home properties aggregating approximately $6.3 million which are considered as held for sale and are included in real estate assets. These homes have mortgage notes payable of approximately $4.3 million.

Index

Depreciation and Amortization of Buildings and Improvements Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the three months ended March 31, 2011 and 2010, was $859,406 and $644,027, respectively.

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

As of March 31, 2011, management does not believe that any indicators of impairment were evident.

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

We are required to perform a test for impairment of other definite and indefinite lived intangible assets at least annually, and more frequently as circumstances warrant. Our testing date is the end of our calendar year. Based on our current reviews, no impairment was deemed necessary at December 31, 2010 and, as of March 31, 2011, management does not believe that any indicators of impairment were evident.

Index

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2010 and, as of March 31, 2011, management does not believe that any indicators of impairment were evident.

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

Under the equity method, our investment in real estate ventures is stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on our ownership interest in the earnings of each of the unconsolidated real estate ventures. For the purposes of presentation in the statement of cash flows, we follow the “look through” approach for classification of distributions from joint ventures. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture’s sale of assets) in which case it is reported as an investing activity. Management assesses whether there are any indicators that the value of our investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. The Company did not have any investments in real estate ventures as of March 31, 2011 and 2010. No impairment charges related to investments in real estate ventures were recognized over the periods the Company had these assets.

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

Index

Certain of our leases currently contain rental increases at specified intervals. We record as an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts, we record a direct write-off of the specific rent receivable. No such reserves related to deferred rent receivables have been recorded as of March 31, 2011 or December 31, 2010.

Interest income on mortgages receivable is accrued as it is earned. The Company stops accruing interest income on a loan if it is past due for more than 90 days or there is doubt regarding collectability of the loan principal and/or accrued interest receivable.

Index

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

The Company has formed its Model Homes Division which will pursue investment activities based on DMHU’s business model. The Model Homes Division’s activities will initially include the purchase and leaseback of Model Homes in new residential housing tract developments and providing management services to the 19 Model Home Partnerships. To pursue this business, the Company formed a new subsidiary, NetREIT Advisors and is sponsoring the formation of NetREIT Dubose. NetREIT Dubose will invest in Model Homes it purchases from developers in transactions where the developer leases back the Model Home under a short term lease, typically one to three years in length. Upon expiration of the lease, NetREIT Dubose will seek to re-lease the Model Home until such time as it is able to sell the property. NetREIT Dubose will own substantially all of its assets and conduct its operations through the Operating Partnership. NetREIT Advisors serves as the advisor to NetREIT Dubose.

NetREIT Advisors will also provide management services to the 19 Model Home Partnerships, pursuant to the rights under the management contracts assigned to it by DMHU. For these services, NetREIT Advisors receives ongoing management fees and has the right to receive certain other fees when the respective partnership sells or otherwise disposes of its properties.

In May 2010, the Company completed the acquisition of Sparky’s Rialto located in Rialto, California. The purchase price was $4.9 million. The Company paid the purchase price through a cash payment of approximately $2.0 million and a promissory note in the amount of approximately $2.9 million. The property consists of approximately 7.5 acres of land, 101,343 rentable square feet and approximately 771 self storage units. There are no results of operations included for the three months ended March 31, 2010 and approximately three months operations in the three months ended March 31, 2011.

Index

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

In August, 2010, the Company completed the acquisition of Genesis Plaza. The purchase price was $10.0 million The Company paid the purchase price through a cash payment of $5.0 million and a new mortgage loan with an insurance company secured by the Property of $5.0 million. The loan bears interest at 4.65% with a 25 year amortization schedule and a maturity date of August, 24, 2015 that may be extended for an additional 5 years at the lender’s discretion subject to a change in the interest rates and other terms of the agreement. The Property is a four-story suburban office building built in 1988 and located in the Kearny Mesa submarket of San Diego, California, consisting of 57,685 rentable square feet. There are no results of operations included for the three months ended March 31, 2010 and approximately three months operations in the three months ended March 31, 2011.

In October 2010, NetREIT Dubose acquired four model home properties in Arizona and leased them back to the developer. The purchase price for the properties was $0.9 million. The Company paid the purchase price through a cash payment of $0.45 million and four promissory notes totaling $0.45 million. There are no results of operations included for the three months ended March 31, 2010 and approximately three months operations in the three months ended March 31, 2011.

In October 2010, NetREIT Dubose acquired ten model home properties in Oregon, Idaho and Washington and leased them back to the developer. The purchase price for the properties was $6.1 million. The Company paid the purchase price through a cash payment of $3.05 million and ten promissory notes totaling $3.05 million. There are no results of operations included for the three months ended March 31, 2010 and approximately three months operations in the three months ended March 31, 2011.

In December 2010, NetREIT Dubose acquired twelve model home properties in Texas and leased them back to the developer. The purchase price for the properties was $2.9 million. The Company paid the purchase price through a cash payment of $1.45 million and ten promissory notes totaling $1.45 million. There are no results of operations included for the three months ended March 31, 2010 and approximately three months operations in the three months ended March 31, 2011.

In November 2010, the Company completed its tender offer for the purchase of outstanding partnership units of the three Income Funds. The tender resulted in the Company acquiring 73.6%, 70.5% and 66.6% of the outstanding units of DMHI Fund #3, DMHI Fund #4 and DMHI Fund #5, respectively through the issuance of 112,890 shares of common stock and $896,893 in cash. These funds own a total of 29 model home properties. There are no results of operations included for the three months ended March 31, 2010 and approximately three months operations in the three months ended March 31, 2011.

In January 2011, the Company acquired two model home properties in Texas and leased them back to the home builder. The purchase price for the properties was $0.45 million. The Company paid the purchase price through a cash payment of $.23 million and two promissory notes totaling $0.22 million. There are no results of operations included for the three months ended March 31, 2010 and approximately two months operations in the three months ended March 31, 2011.

In February 2011, the Company acquired five model home properties in California and leased them back to the home builder. The purchase price for the properties was $1.5 million. The Company paid the purchase price through a cash payment of $0.75 million and five promissory notes totaling $0.75 million. There are no results of operations included for the three months ended March 31, 2010 and approximately one month of operations in the three months ended March 31, 2011.

Index

In March 2011, the Company acquired four model home properties in South Carolina, Florida and Texas and leased them back to the home builder. The purchase price for the properties was $1.0 million. The Company paid the purchase price through a cash payment of $0.50 million and four promissory notes totaling $0.50 million. There are no results of operations included for either of the three month periods ended March 31, 2011 and 2010.

The Company disposed of the following properties in 2011:

During the three months ended March 31, 2011, the company disposed of five model home properties. The sales price aggregated approximately $1.2 million and approximately $1.0 million in mortgage notes payable were retired in connection with the sale.

Sales of Undivided Interests in Properties.

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

During 2010, the net cash used in investing activities was $22.6 million. During 2010, we purchased two properties for approximately $13.3 million and completed three transactions for the purchase and leaseback of model home properties totaling $5.7 million. We also acquired the assets of NetREIT Dubose Model Homes, USA for $0.3 million and acquired controlling interests in three model home limited partnerships for approximately $0.9 million.  These purchases were financed primarily from proceeds from the private placement offering and $10.8 million in new long term debt representing approximately 50% of the total acquisitions. In 2009, the net cash used in investing activities was $21.1 million. During 2009, we purchased five properties and made two real estate related investments for a total of $22.5 million.  These purchases were financed primarily from proceeds from the private placement offering and $6.4 million in new long term debt representing only 31.9% of the total acquisitions.

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

As of March 31, and December 31, 2010, the aggregate total of mortgage notes receivable outstanding is $1,044,232 and $920,216, respectively, or less than 1% of total assets.

Index

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010.

Revenues

Non-GAAP Supplemental Financial Measure: Rental Income and Rental Operating Costs before net down for Properties Accounted for Under the Equity Method.

As explained above under “Sales of Undivided Interests in Properties- Accounting Implications” we sold partial interests in four of our properties. Originally, the properties were held as tenants in common (“TIC”) with the other investors. While held as a TIC, the investor had certain protective and participating rights of ownership that prevented us from reporting the results of operations from the property on a gross rental income and rental operating cost basis. Instead, under the equity method used for GAAP purposes, we reported only its share of net income based upon its percentage share of its investment in the less than wholly owned property. All properties, except Garden Gateway Plaza were accounted for as a subsidiary of the Company as of January 1, 2010. Effective February 1, 2010, Garden Gateway Plaza, the last property held under TIC ownership also converted to limited partnership.

For the first three months of 2010 approximately two months results of operations for the Garden Gateway property were reported under the equity method.

As a result of the change in the Company’s ability to influence and control these four Partnerships, they began to be accounted for as a subsidiary of the Company and are fully consolidated in the financial statements. Our year to year comparability has been affected by this change in accounting methodology.

Effective March 1, 2010, in connection with the Dubose Model Home acquisition described above under Recent Events, the Company also had a change in its ability to influence and control its investments in two limited partnerships we invested in 2009. As a result, the accounting methodology was changed from equity method to full consolidation for the one month of the three months ended March 31, 2010. Operations for these partnerships are included for the three months ended March 31, 2011.

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

	Three months ended March 31, 2010

	As Reported	Equity Method Adjustments	Grossed-up
Rental income	$2,013,676	$138,746	$2,152,422

Rental operating costs	934,462	58,635	993,097

Net operating income	$1,079,214	$80,111	$1,159,325

Index

Rental and fee income as reported, was $3,327,230 for the three months ended March 31, 2011, compared to $2,013,676 for the same period in 2010, an increase of $1,313,554 or 65.2%. On a “grossed-up” basis, rental income increased by $1,174,808 for the three months ended March 31, 2011, or 54.6%. The increase in rental income as reported in 2011 compared to 2010 is primarily attributable to:

•
The addition of the two properties acquired in 2010, the addition of the model home properties and consolidating our investment in two limited partnerships, which generated an additional $1,153,414 of rent revenue in the three month period ended March 31, 2011 compared to the same period in 2010. The increase also includes an increase in fee income of $173,886 primarily attributable to fee income on the acquisition of model home properties;

•	An increase in rent revenue for the properties acquired prior to 2010 $85,359. This increase was primarily due to an increase in revenues at our self-storage facilities; and

•	Rental income was increased by approximately $74,781 for properties that had sales of undivided interests in 2007 and 2008 and converted to the equity method of accounting as discussed above.

Rental and fee revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2010 for an entire year and future acquisitions of real estate assets.

Interest income was $24,174 for the three months period ended March 31, 2011, compared to $26,915 for the same period in 2010, a decrease of $2,741, or 10.2%. The decrease was primarily attributable to a decrease in cash balances in 2011 that were invested in interest bearing accounts.

Rental Operating Expenses

Rental operating expenses were $1,107,459 for the three month period ended March 31, 2011 compared to $934,462 for the same period in 2010, an increase of $172,997, or 18.5%. The increase in operating expense year over year is primarily attributable to the same reasons that rental revenue increased. Rental operating costs on a “grossed-up” basis as a percentage of “grossed-up” rental income was 33.3% and 43.4% for the three months ended March 31, 2011 and 2010, respectively. The decrease in operating costs as a percentage of revenue is primarily due to the addition of the model home properties that are rented on a triple net basis.

Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Index

Interest Expense

Interest expense, including amortization of deferred finance charges, increased by $351,209, or 93.1% during the three month period ended March 31, 2011 compared to the same period in 2010.  The primary reason for the increase is the mortgage debt additions related to the acquisition of Sparky’s Rialto Self-Storage, Genesis Plaza and the model home properties which, combined added an additional $249,000 in interest expense in the three months ended March 31, 2011.

Also contributing to the increase in interest expense in 2011 was the interest on the Garden Gateway Plaza property that had been reclassified to equity in earnings of real estate ventures since the sale of an undivided interest in Garden Gateway in October 2008 through January 31, 2010. Effective February 1, 2010, the Garden Gateway Plaza property is consolidated in the financial statements. Interest on the Garden Gateway loan excluded from interest expense during the three months ended March 31, 2010 was $51,535.

The weighted average interest rate as of March 31, 2011 was 5.65% compared to 5.93% as of March 31, 2010.

The following is a summary of our interest expense on loans by property for the three months ended March 31, 2011 and 2010:

	Date Acquired	2011	2010

Havana/Parker Complex	June 2006	$53,897	$55,050
World Plaza	September 2007	42,560	44,557
Waterman Plaza	August 2008	59,946	61,079
Sparky’s Thousand Palms Self-Storage	August 2009	62,196	63,506
Sparky’s Hesperia East Self-Storage	December 2009	21,410	22,490
Garden Gateway Plaza(1)	March 2007	148,663	101,577
Sparky’s Rialto Self-Storage	May 2010	35,978	-
Genesis Plaza	August 2010	57,604	-
Dubose Acquisition Partners II, LP	March 2010	37,873	14,175
Dubose Acquisition Partners III, LP	March 2010	27,123	8,538
Dubose Model Home Income Fund #3, LTD	December 2010	39,451	-
Dubose Model Home Income Fund #4, LTD	December 2010	25,924	-
Dubose Model Home Income Fund #5, LTD	December 2010	42,074	-
NetREIT Dubose Model Home REIT, Inc.	October 2010	47,864	-
Amortization of deferred financing costs		25,801	6,183
		$728,364	$377,155

(1) Interest expense for Garden Gateway Plaza of $51,535 for the three months ended March 31, 2010 are included in the condensed consolidated statement of operations in the line item equity in income of real estate ventures.

Index

General and Administrative Expenses

General and administrative expenses increased by $155,233 to $917,702 for the three months ended March 31, 2011, compared to $762,469 in the same period in 2010. As a percentage of rental income, including rental income from joint ventures, general and administrative expenses were 33.3% and 36.8% for the three months ended March 31, 2011 and 2010, respectively. In comparing our general and administrative expenses with other REITs, you should take into consideration that we are a self administered REIT, which means such expenses are greater for us than an advisory administered REIT.

For the three months ended March 31, 2011, our salaries and employee related expenses increased $204,041 to $591,558 compared to $387,518 for the same three months in 2010, an increase of 52.7%. The increase in salary and employee expenses in 2011 was primarily attributable to the inclusion of NetREIT Advisors for a full three months in the three months ended March 31, 2011 compared to approximately one month in the prior year, same period. In addition, the Company annually grants salary increases to employees effective January 1 each year. Further, on an annual basis, effective January 1 of each year, the Company grants shares of restricted stock that vest over 3 to 5 years. In the three month period ended March 31, 2011, amortization expense related to an increase in the awards increased by $38,520 to $109,620, compared to $71,100 in the same period last year.

Legal, accounting and public company related expenses and decreased by $123,446 to $70,172 for the three month period ended March 31, 2011, compared to $193,617 during the same period in 2010. The decrease is primarily due to the additional costs associated with the legal costs incurred with respect to the Company’s effort to reincorporate in the state of Maryland in 2010.

Insurance related expenses increased by $25,904 to $66,862 for the three month period ended March 31,2011 compared to 40,957 for the same period in 2010. The increase is also attributable to the overall growth of the Company as well as general rate increases.

Other increases to general and administrative costs include increased acquisition costs related to the model home properties and increases in office and related expenses due to the overall growth of the Company.

Loss on Sale of Real Estate Assets

In the three month period ended March 31, 2011, the Company had losses on the sale of model home properties of $82,277. The loss for the quarter is considered unusual and is a result of the timing of certain sales. The Company has 80 model home properties and currently has an immaterial amount of homes up for sale, that if they were all sold in the same period, would result in a net gain on sale of fixed assets.

Net Loss

Net loss for the three months ended March 31, 2011 was $538,799, or $0.04 loss per share, compared to a net loss for the three months ended March 31, 2010 of $845,984, or $0.08 loss per share. The decrease in net loss of $307,185 in the three month period ended March 31, 2011 was primarily attributable to increased net operating income of our properties, offset by an increase to the general and administrative expenses.

Index

LIQUIDITY AND CAPITAL RESOURCES

As discussed above under Economic Outlook, during 2011, there have been indications of economic improvement and stabilization in the equity markets, however, we expect the market turbulence could continue in the commercial real estate arena as mortgage financing originated over the past three to seven years mature.

We believe that as a result of these negative trends, new mortgage financing will less favorable as pre-recession days, which may negatively impact our ability to finance future acquisitions. Long-term interest rates remain relatively low by historical standards but we anticipate that interest rates will increase in the near future.  On the other hand, we believe the negative trends in the mortgage markets for smaller properties and in some geographic locations has reduce property prices and may, in certain cases, reduce competition for those properties.

Overview

We actively seek investments that are likely to produce income in order to pay distributions as well as long-term gains for our stockholders.  Our sources of liquidity include cash and cash equivalents, cash flows from operations, mortgages on our unencumbered properties and additional equity securities from our ongoing private placement offering.

Our future capital needs include the acquisition of additional investments we as well as expand our investment portfolio into other real property sectors, repurchase shares or pay down outstanding borrowings and payment of a competitive distribution to our shareholders.  To ensure that we are able to effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.  Our short term liquidity needs include proceeds necessary to fund our distribution to stockholders, pay the debt service on existing mortgages, and fund our current operating costs.  Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments.

We believe that our available liquidity is sufficient to fund our distributions to stockholders, pay the debt service costs on our existing mortgages and fund our operating costs in the near term.  We further believe that our cash flow from operations coupled with the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs.  We do not expect that our operating cash flow will be sufficient to fund our liquidity needs, including the payment of cash dividends to our shareholders, and instead expect to fund such needs out of additional borrowings of secured or unsecured indebtedness, and from proceeds of the ongoing private placement of common stock.  We expect to obtain additional mortgages and assumption of existing debt collateralized by some or all of our real property in the future.  In addition, if necessary, we expect to obtain approximately $5.7 million from additional mortgages collateralized by some or all of the nine unencumbered existing properties.  During the three months ended March 31, 2011 we received approximately $3.3 million of cash from net proceeds in connection with our private placement offering and we anticipate raising approximately $15 million additional capital during the remainder of 2011.

Cash and Cash Equivalents

At March 31, 2011, we had approximately $6.6 million in cash and cash equivalents compared to $7 million at December 31, 2010. We intend to use this cash to make additional acquisitions, pay debt service costs on our existing mortgages and for general corporate purposes.

Our cash and cash equivalents are held in bank accounts at third party institutions and consist of invested cash and cash in our operating accounts.  During 2010 or 2011, we did not experience any loss or lack of access to our cash or cash equivalents.

Index

Debt

As of March 31, 2011, the Company had 8 fixed-rate mortgage note payables in the aggregate principal amount of $34 million, collateralized by a total of 8 properties with terms at issuance ranging from 3 to 30 years.  The weighted-average interest rate on the mortgage notes payable as of March 31, 2011 was 5.69%.  Our debt to book value on these properties is approximately 61% and we have 11 properties that are unencumbered.  We have mortgage debt balloon principal payments on one mortgage of approximately $3.1 million in 2012.  Despite the disruptions in the debt market discussed in “Overview” above, we believe that we will be able to refinance these debts as they come due if we so desire.

As of March 31, 2011, NetREIT Dubose had 37 fixed-rate mortgage note payables in the aggregate principal amount of $4.3 million, collateralized by a total of 37 model home properties with terms at issuance five years.  The weighted-average interest rate on these mortgage notes payable as of March 31, 2011 was 5.75%.  Our debt to book value on these properties is approximately 49.7%.  The Company has guaranteed these note payables.  We have no mortgage debt balloon principal payments on these notes payable until 2015 and 2016.

As of March 31, 2011, limited partnerships that the Company has a limited partnership interest in had 36 fixed-rate mortgage note payables in the aggregate principal amount of $10.3 million, collateralized by a total of 36 model home properties with terms at issuance of five years.  The debt to book value on these properties is approximately 64.3%.  The Company has not guaranteed these note payables.  All of these notes payable have mortgage debt balloon principal payments in 2011.  All of the properties are held for resale and we believe that all properties will be sold for more than the mortgage debt balloon amount.

Despite the disruptions in the debt market discussed in “Overview” above, we believe that we will be able to refinance these debts as they come due if we so desire.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2011 was approximately $31,000 compared to net cash used by operating activities of approximately $589,000 for the three months ended March 31, 2010, an increase of approximately $620,000. This increase in due to an increase in net operating income of our properties of $307,000 and an increase of approximately $301,000 from contributions in excess of distributions of non-controlling interests. Although the cash from operating activities did not cover the cash portion of the distribution to our stockholders of $816,000, we anticipate that with the maturity of the recent acquisitions and the anticipated 2011 acquisitions that the cash provided by operating activities will cover the cash distribution to shareholders in the near future.

Investing Activities

Net cash used in investing activities was approximately $2.2 million for the three months ended March 31, 2011 in 2011 consisting primarily of $1.9 million to net purchase and sales of model home properties. Net cash used in investing activities for the three months ended March 31, 2010 was approximately $70,000, which primarily consisted of tenant improvements performed at certain of our properties, net payments to our lenders for reserves and deposits placed on future acquisitions.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2011 was approximately $1.8 million, which primarily consisted of $3.3 million net proceeds from the sale and issuance of our common stock offset by net reduction in mortgage notes payable of $0.8 million and cash distributions of $0.8 million.

Net cash provided by financing activities for the three months ended March 31, 2010 was approximately $2.8 million, which primarily consisted of $3.7 million net proceeds from the sale and issuance of our common stock offset by cash portion of distributions paid to our stockholders of $0.6 million.

Index

 Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and interest payments on our fixed-rate debt at March 31, 2011 and provides information about the minimum commitments due in connection with our ground lease obligation. Our secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of such debt becoming immediately due and payable.

We are in compliance with all conditions and covenants of our loans.

	Less than a year 2011	1-3 Years (2012-2013)	3-5 Years (2014-2015)	More than 5 Years (After 2015)	Total
Principal payments - secured debt	$641,312	$4,599,766	$20,260,322	$8,467,818	$33,969,218
Interest payments - fixed rate debt	1,255,318	3,014,131	1,776,253	210,803	6,256,505
Interest payments - variable rate debt	185,251	476,916	451,942	2,335,246	3,449,355
Model home properties - secured debt	6,196,759	4,597,708	2,582,533	1,137,912	14,514,912
Model home properties - interest payments	861,273	568,087	405,770	10,160	1,845,290
Ground lease obligation (1)	15,030	41,194	43,820	1,095,254	1,195,298
	$9,154,943	$13,297,802	$25,520,640	$13,257,193	$61,230,578
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

Index

Capitalization

As of March 31, 2011, our consolidated total debt as a percentage of total capitalization was 27.3% and our total debt as a percentage of total capitalization excluding the model home properties was 19.2%, which was calculated based on the offering price per share of our common stock of $10.00 under our ongoing current private placement of our common stock.

	Shares at March 31, 2011	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
Debt:
NetREIT, Inc. debt		$33,969,218	19.15%
Model home properties debt		14,514,912	8.18%
Total debt		$48,484,130	27.33%

Equity:

Common stock outstanding (1)	12,893,963	128,939,630	72.67%
Total Market Capitalization		$177,423,760
____________

(1) Value based on $10.00 per share the current price of shares being sold under the current private placement offering.

Off-Balance Sheet Arrangements

As of March 31, 2011 and 2010, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

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

Index

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

The following table presents our FFO for the three March 31, 2011 and 2010. FFO should not be considered an alternative to net income (loss), as an indication of our performance, nor is FFO indicative of funds available to fund our cash needs or our ability to make distributions to our shareholders. In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of debt, each of which may impact the amount of cash available for distribution to our shareholders.

	Period ended March 31,
	2011	2010
Net loss before noncontrolling intersts	$(462,884)	$(809,208)
Adjustments:
Preferred Stock Dividends	-	(21,963)
Income attributable to noncontrolling interests	(75,915)	(36,776)
Depreciation and amortization	978,486	777,482
Joint venture real estate depreciation and amortization	-	99,908
Loss on sale of real estate assets	82,277	-
Funds from Operations	$521,964	$9,443

FFO for 2011 increased in the three month period ended March 31, 2011 by $512,501, or 172.42%, to $521,964 compared to $9,443 for the same period in 2010 due to the increase in performance of the properties especially those acquired in 2009 and 2010.

FFO has been affected by lower yields on our investment of excess cash balances. We anticipate FFO to improve as we continue to acquire properties and earn rental revenues on properties recently acquired without substantial increases in general and administrative expenses.

Inflation

Since the majority of our leases require tenants to pay most operating expenses, including real estate taxes, utilities, insurance and increases in common area maintenance expenses, we do not believe our exposure to increases in costs and operating expenses resulting from inflation would be material.

Index

Segments Disclosure

Our reportable segments consist of mortgage activities and the four types of commercial real estate properties for which our decision-makers internally evaluate operating performance and financial results: Residential Properties, including Model Homes, Office Properties, Retail Properties and Self-Storage Properties. We also have certain corporate level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.

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

ITEM 4T.CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings. –

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2011, the Company sold 395,169 shares of its common stock for an aggregate net proceeds of $3,263,638. These shares were sold at a price of $10.00 per share in a private placement offering to a total of 89 accredited investors. Each issuee purchased their shares for investment and the shares are subject to appropriate transfer restrictions. The private placement offering was made by the Company through selected FINRA member broker-dealer firms. The sales were made in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws contained in Section 4(2) of the Act and Rule 506 promulgated thereunder.

During the three months ended March 31, 2011, the Company also sold 96,115 shares of its common stock to certain of its existing shareholders under its dividend reinvestment plan. The shares were sold directly by the Company without underwriters to a total of 1,410 persons participating in the plan. The Company sold these shares in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. Each issuee purchased the shares for investment and the shares are subject to appropriate transfer restrictions.

All shares issued in these offerings were sold for cash consideration. The Company used the net proceeds it received for the sale of these shares to acquire and/or maintain its real estate investments

Index

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1 — January 31, 2011	6,250	$8.00
February 1 — February 28, 2011	4,838	8.04
March 1 — March 31, 2011	9,955	7.00
March 1 — March 31, 2011 (Related Parties) (2)	9,560	8.63
Total	30,603	$7.88

(1)	The Company does not have a formal policy with respect to a stock repurchase program and typically limits repurchases to hardship cases only.

(2)
In March 2011, the Company purchased 9,560 shares of its vested restricted common stock compensation from its independent Board of Directors for a total of $82,520. The purchase price of approximately $8.60 per share was determined using the same value for the shares as reported as income to state and Federal income tax authorities.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    <Removed and Reserved>

Item 5.    Other Information.

None.

Index

ITEM 6.  EXHIBITS.

Exhibit
Number	Description

31.1
Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.*

31.2
Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. *

31.3
Certification of the Company’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. *

32.1
Certification of Principal Executive Officer, Chief Financial Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

____________
* Filed Herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2011	NetREIT, Inc.

	By:	/s/ Jack K. Heilbron
Name: Jack K. Heilbron
Title: Chief Executive Officer

By:	/s/ Kenneth W. Elsberry
Name: Kenneth W. Elsberry
Title: Chief Financial Officer
By:	/s/ J. Bradford Hanson
Name: J. Bradford Hanson
Title: Principal Financial and Accounting Officer