Form 10-Q
period 2011-06-30
NETREIT, INC.
filed 2011-08-12
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

At August 9, 2011, registrant had issued and outstanding 13,326,693 shares of its common stock, $0.01 par value.

Index

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

NetREIT, Inc. and Subsidiaries
 Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)

ASSETS
Real estate assets, net	$123,608,307	$117,125,419
Lease intangibles, net	1,636,274	1,289,607
Land purchase option	1,370,000	1,370,000
Mortgages receivable and interest	1,033,491	920,216
Cash and cash equivalents	8,418,117	7,028,090
Restricted cash	379,023	299,042
Other real estate owned	2,178,532	2,178,532
Other assets, net	4,259,059	3,105,056

TOTAL ASSETS	$142,882,803	$133,315,962

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable	$56,343,880	$49,244,787
Accounts payable and accrued liabilities	3,560,726	3,499,118
Dividends payable	916,878	816,782
Total liabilities	60,821,484	53,560,687

Commitments and contingencies

Shareholders' equity:
Convertible series AA preferred stock, no par value, $25 liquidating preference, shares authorized: 1,000,000; no shares issued and outstanding liquidating value of $1,255,000	-	-
Common stock series A, $0.01 par value, shares authorized: 100,000,000;13,233,522 and 12,429,878 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	132,334	124,298
Common stock series B, no par value, shares authorized: 1,000; no shares issued and outstanding	-	-
Additional paid-in capital	111,324,416	104,462,606
Dividends in excess of accumulated losses	(36,276,431)	(31,304,801)
Total shareholders' equity before noncontrolling interests	75,180,319	73,282,103
Noncontrolling interests	6,881,000	6,473,172
Total shareholders' equity	82,061,319	79,755,275

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$142,882,803	$133,315,962

See notes to condensed consolidated financial statements.

Index

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Rental income	$3,181,775	$2,367,680	$6,270,705	$4,316,942
Fee and other income	115,448	91,879	353,748	156,293
	3,297,223	2,459,559	6,624,453	4,473,235

Costs and expenses:
Rental operating costs	1,241,519	1,125,179	2,348,978	2,059,641
General and administrative	946,838	805,319	1,864,540	1,567,788
Depreciation and amortization	1,002,552	889,681	1,981,038	1,667,163
Total costs and expenses	3,190,909	2,820,179	6,194,556	5,294,592

Income (loss) from operations	106,314	(360,620)	429,897	(821,357)

Interest expense	(767,723)	(498,909)	(1,496,087)	(876,064)
Interest income	23,417	27,842	47,591	54,757
Gain (loss) on sale of real estate assets	57,790	-	(24,487)	-
Equity in earnings of real estate ventures	-	-	-	1,769

Net loss before noncontrolling interests	(580,202)	(831,687)	(1,043,086)	(1,640,895)

Income attributable to noncontrolling interests	150,203	57,719	226,118	94,495

Net loss	(730,405)	(889,406)	(1,269,204)	(1,735,390)

Preferred stock dividends	-	(12,484)	-	(34,447)

Net loss attributable to common shareholders	$(730,405)	$(901,890)	$(1,269,204)	$(1,769,837)

Loss per common share - basic and diluted:	$(0.06)	$(0.08)	$(0.10)	$(0.17)

Weighted average number of common shares outstanding	13,009,506	10,978,215	12,835,001	10,687,238

See notes to condensed consolidated financial statements.

Index

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
For the Six Months Ended June 30, 2011
(Unaudited)

	Common Stock		Addit- ional Paid-in	Dividends in Excess of Accum- ulated	Total NetREIT, Inc Share- holders’	Non-cont- rolling
	Shares	Amount	Capital	Losses	Equity	Interests	Total

Balance, December 31,2010	12,429,878	$124,298	$104,462,606	$(31,304,801)	$73,282,103	$6,473,172	$79,755,275

Sale of common stock, net of selling costs	651,609	6,516	5,343,043	-	5,349,559	-	5,349,559

Repurchase of common stock	(39,004)	(390)	(301,685)	-	(302,075)	-	(302,075)

Repurchase of common stock-related parties	(9,560)	(95)	(82,425)	-	(82,520)	-	(82,520)

Net (loss) income				(1,269,204)	(1,269,204)	226,118	(1,043,086)

Dividends (declared)/reinvested	101,075	1,010	959,118	(1,877,006)	(916,878)	-	(916,878)

Dividends (paid)/reinvested	99,524	995	943,759	(1,825,420)	(880,666)	-	(880,666)

Contributed capital less distributions to noncontrolling interests	-	-	-	-	-	181,710	181,710

Balance, June 30,2011	13,233,522	$132,334	$111,324,416	$(36,276,431)	$75,180,319	$6,881,000	$82,061,319

See notes to condensed consolidated financial statements.

Index

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net loss	$(1,269,204)	$(1,735,390)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,070,344	1,667,163
Stock compensation	219,240	167,400
Loss on sale of real estate assets	24,487	-
Bad debt expense	46,843	109,440
Equity in earnings of real estate ventures	-	(1,769)
Contributions received (distributed) in excess of distributions of noncontrolling interests	181,710	(194,350)
Income attributable to noncontrolling interest	226,118	94,495
Other assets	(759,733)	(348,716)
Accounts payable and accrued liabilities	(157,632)	(648,515)
Net cash provided by (used in) operating activities	582,173	(890,242)

Cash flows from investing activities:
Real estate acquisitions	(14,022,897)	(5,479,379)
Acquisition of company	-	(300,000)
Proceeds on sale of real estate assets	5,158,798	-
Deposits on potential acquisitions	(283,000)	-
Purchase of notes receivable, net	(113,275)	-
Restricted cash	(79,981)	149,097
Net cash used in investing activities	(9,340,355)	(5,630,282)

Cash flows from financing activities:
Proceeds from mortgage notes payable	13,117,990	2,925,000
Repayment of mortgage notes payable	(6,018,897)	(416,624)
Net proceeds from issuance of common stock	5,349,559	7,520,033
Repurchase of common stock	(302,075)	-
Repurchase of common stock - related parties	(82,520)	-
Redemption of preferred stock	-	(1,255,000)
Deferred stock issuance costs	(218,400)	(331,646)
Exercise of warrants	-	1,890
Exercise of stock options	-	2,000
Dividends paid	(1,697,448)	(1,367,136)
Net cash provided by financing activities	10,148,209	7,078,517

Additions to cash from consolidation of joint venture	-	269,152

Net increase in cash and cash equivalents	1,390,027	827,145

Cash and cash equivalents:
Beginning of period	7,028,090	9,298,523

End of period	$8,418,117	$10,125,668

Supplemental disclosure of cash flow information:
Interest paid	$1,397,560	$852,610

Non-cash investing and financing activities:
Reclassification of investment in real estate ventures to real estate assets	$-	$21,188,400
Accrual of goodwill and related liability	$-	$1,032,000
Reinvestment of cash dividend	$1,904,882	$1,696,945
Accrual of dividends payable	$916,878	$718,219

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

The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, retail, self-storage and residential properties located in the western United States. As of June 30, 2011, the Company owned or had an equity interest in nine office buildings (“Office Properties”) which total approximately 543,000 rentable square feet, three retail shopping centers and a 7-Eleven property (“Retail Properties”) which total approximately 85,000 rentable square feet, five self-storage facilities (“Self-Storage Properties”) which total approximately 487,000 rentable square feet, one 39 unit apartment building and 73 model homes investments owned by six limited partnerships  (“Residential Properties”).

The Company is the sole general partner of four limited partnerships: NetREIT 01 LP, NetREIT Palm Self-Storage LP, NetREIT Casa Grande LP and NetREIT Garden Gateway LP (the “NetREIT Partnerships”) and is the sole Managing Member in one limited liability company: Fontana Medical Plaza, LLC (“FMP”), each of which own income producing real estate investments.

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

Index

In March 2010, the Company purchased certain tangible and intangible personal property from Dubose Model Homes USA (“DMHU”), including rights to certain names, trademarks and trade secrets, title to certain business equipment, furnishings and related personal property. DMHU had used these assets in its previous business of purchasing model homes for investment in new residential housing tracts and initially leasing the model homes back to their developer. In addition, the Company also acquired DMHU’s rights under certain contracts, including contracts to provide management services to 19 limited partnerships sponsored by DMHU and for which a DMHU affiliate serves as sole general partner. We refer to these 19 partnerships as the “Model Home Partnerships”. These partnerships included DAP II and DAP III of which the Company was a 51% limited partner in each. The Company paid the owners of DMHU $300,000 cash and agreed to issue up to 120,000 shares of the Company’s common stock, depending on the levels of production the Company achieves from its newly formed Model Home REIT over the next three years. The Company also agreed to employ three former DMHU employees and to pay certain obligations of DMHU, including its office lease which expired on September 30, 2010. As Mr. Dubose is a Company director and was the founder and former president and principal owner of DMHU and certain of its affiliates, this transaction was completed in compliance with the Company’s Board’s Related Party Transaction Policy. The transaction has been accounted for as a business combination. Management performed an analysis of intangible assets acquired with the assistance of an independent valuation specialist and it was determined that $209,000 of the purchase price is attributable to customer relationships which will be amortized over 10 years. The Company also estimated a liability of $1,032,000 associated with the 120,000 shares that it believes will be issued in the future. As a result of the acquisition, the total purchase price of $1,332,000 was allocated between goodwill of $1,123,000 and intangible assets of $209,000. Also, as a result, the Company’s investment in DAP II and DAP III have been consolidated in the accompanying financial statements of NetREIT effective March 1, 2010.

Index

In 2010, the Company formed a new subsidiary, NetREIT Advisors, LLC, (“NetREIT Advisors”) a wholly-owned Delaware limited liability company, and sponsored the formation of NetREIT Dubose Model Home REIT, Inc. (“NetREIT Dubose”), a Maryland corporation. NetREIT Dubose, a proposed REIT, invests in Model Homes it purchases from developers in transactions whereby the developer leases back the Model Home under a short term lease, typically one to three years in length. Upon expiration of the lease, NetREIT Dubose will seek to re-lease the Model Home until such time as it is able to sell the property. NetREIT Dubose owns substantially all of its assets and conducts its operations through an operating partnership called NetREIT Dubose REIT, LP, which is a wholly-owned Delaware limited partnership. NetREIT Advisors serves as advisor to NetREIT Dubose.

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

NetREIT Dubose is authorized to issue up to 25 million shares of $0.01 shares of stock. Of these authorized shares, 20 million are common stock and 5 million are preferred stock. As of June 30, 2011, there were approximately 218,000 shares outstanding of which approximately 79,000 have been issued to parties other than NetREIT, Inc.

NetREIT Advisors also provides management services to the 19 Model Home Partnerships, pursuant to rights under the management contracts assigned to it by DMHU. For these services, NetREIT Advisors receives ongoing management fees and has the right to receive certain other fees when the respective partnership sells or otherwise disposes of its properties.

In September 2010, the Company commenced three tender offers for the purchase of outstanding limited partnerships units of the Income Funds. The offerings closed effective November 30, 2010. The Company acquired approximately 74% of Income Fund #3 for $475,997 in cash and 39,827 shares for a total combined cost of $874,263. The Company acquired approximately 71% of Income Fund #4 for $343,074 in cash and 49,132 shares for a total combined cost of $834,394. The Company acquired approximately 67% of Income Fund #5 for $77,822 in cash and 23,931 shares for a total combined cost of $317,136. As a result of the Company acquiring control of these three limited partnerships, their financial statements have been included in the consolidated financial statements of the Company beginning December 31, 2010, including six months of operations for the period ended June 30, 2011. There were no comparable results of operations for the six months ended June 30, 2010.

Basis of Presentation . The accompanying condensed consolidated financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the three and six months ended June 30, 2011 and 2010. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements included in the Form 10-K.

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

Earnings and profits that determine the taxability of distributions to shareholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the six months ended June 30, 2011 and the year ended December 31, 2010, all distributions were considered return of capital to the shareholders and therefore non-taxable.

The Company believes that it has met all of the REIT distribution and technical requirements for the six months ended June 30, 2011 and the year ended December 31, 2010.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions.

Index

Real Estate Asset Acquisitions. The Company accounts for its acquisitions of real estate in accordance with GAAP which require the purchase price of acquired properties to be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, a land purchase option, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and tenant relationships, based in each case on their fair values.

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

The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in lease intangibles, net in the accompanying balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above market rents was $56,942 and $89,307 for the three and six months ended June 30, 2011, respectively. There was no amortization of above market rents in the three and six months ended June 30, 2010.

The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The value of above market rents are amortized against rental income over the terms of the respective leases. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $92,417 and $107,877 for the three months ended June 30, 2011 and 2010, respectively. Amortization related to these assets was $183,565 and $217,074 for the six months ended June 30, 2011 and 2010, respectively.

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

As of June 30, 2011, management has concluded that there are 5 model home properties aggregating approximately $2.6 million which are considered as held for sale and are included in real estate assets. These homes have mortgage notes payable of approximately $1.7 million.

Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the three months ended June 30, 2011 and 2010, was $877,780 and $753,178, respectively. Depreciation expense for buildings and improvements for the six months ended June 30, 2011 and 2010, was $1,737,186 and $1,397,186, respectively.

Impairment. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. For the year ended December 31, 2010 the Company determined that an impairment existed with respect to its Havana Parker Complex property and, as a result, recorded an asset impairment of $1 million. As of June 30, 2011, management does not believe indicators of impairment were evident and as such, no impairment charges were recognized.

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

The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Based on the review, no impairment was deemed necessary at December 31, 2010 and, as of June 30, 2011, management does not believe that any indicators of impairment were evident.

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2010 and, as of June 30, 2011, management does not believe that any indicators of impairment were evident.

Index

Other Real Estate Owned.  The Company acquired a property in Escondido, CA through foreclosure proceedings in May 2009. At the time we acquired title to the property we entered into an exclusive option with the borrower to sell the property back at our investment plus additional expenditures and interest charges through the date the original borrower purchased back the property. The option expired in late 2010 and the borrower requested an extension of time to purchase the property. However, the extension was not formally granted although the Company has not actively engaged in the attempted sale of the property while management studies the best use options for the property.

Revenue Recognition. The Company recognizes revenue from rent, tenant reimbursements, and other revenue once all of the following criteria are met:

a.	persuasive evidence of an arrangement exists;

b.	delivery has occurred or services have been rendered;

c.	the amount is fixed or determinable; and

d.	the collectability of the amount is reasonably assured.

Annual rental revenue is recognized in rental revenues on a straight-line basis over the term of the related lease. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other operating expenses are recognized as revenues in the period the applicable expenses are incurred or as specified in the leases.

Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and includes in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of June 30, 2011 and December 31, 2010.

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

The following is a reconciliation of the denominator of the basic loss per common share computation to the denominator of the diluted loss per common share computations, for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average shares used for Basic EPS	13,009,506	10,978,215	12,835,001	10,687,238

Effect of dilutive securities:

Incremental shares from share-based compensation	—	—	—	—
Incremental shares from conversion of :
NetREIT 01 LP Partnership	—	—	—	—
NetREIT Casa Grande LP Partnership
NetREIT Palm LP Partnership	—	—	—	—
Garden Gateway LP Partnership
Incremental shares from warrants	—	—	—	—
Adjusted weighted average shares used for diluted EPS	13,009,506	10,978,215	12,835,001	10,687,238
____________

Index

Weighted average shares from unvested restricted stock grants, shares from conversion of NetREIT 01 LP Partnership, Casa Grande LP Partnership, NetREIT Palm Self-Storage LP Partnership, NetREIT Garden Gateway LP Partnership and shares from stock purchase warrants with respect to a total of 976,073 and 967,607 shares of common stock for the three and six months ended June 30, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

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

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, as of June 30, 2011 and December 31, 2010, does not have any assets or liabilities that were measured at fair value on a nonrecurring basis.

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

Index

3. REAL ESTATE ASSETS AND LEASE INTANGIBLES

A summary of the nineteen properties and model home properties owned by the Company as of June 30, 2011 is as follows:

Property Name	Date Acquired	Location	Square Footage	Property Description	Real estate assets, net (in thousands)
Casa Grande Apartments	April 1999	Cheyenne, Wyoming	29,250	Residential	$1,464.3
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	5,388.1
7-Eleven	September 2006	Escondido, California	3,000	Retail	1,293.2
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	115,052	Office	13,042.5
World Plaza	September 2007	San Bernardino, California	55,098	Retail	5,646.2
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	1,969.5
Sparky’s Palm Self-Storage	November 2007	Highland, California	50,250	Self Storage	4,655.4
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self Storage	7,235.9
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	8,773.5
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,539.1
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,568.4
Morena Office Center	January 2009	San Diego, California	26,784	Office	5,974.5
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	2,134.7
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,407.4
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self Storage	5,904.3
Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self Storage	2,736.9
Sparky’s Rialto Self-Storage	May 2010	Rialto, California	101,343	Self Storage	5,196.2
Genesis Plaza	August 2010	San Diego, California	57,685	Office	9,040.1
Dakota Bank Buildings	May 2011	Fargo, North Dakota	119,749	Office	8,938.1
NetREIT, Inc properties					102,908.3

14 model home properties	Various in
	2009	CA and NV	34,320	Residential	5,702.6

40 model home properties	Various in
	2010 & 2011	CA, AZ, OR, WA, TX, SC
		ID and FL	103,264	Residential	9,105.8

19 model home properties, held in income funds	Various	TX, AZ, WA, OH, NC,
	2003-2008	NV, CA, NJ and MI	43,303	Residential	5,891.6

Model home properties					20,700.0

		Total real estate assets, net			$123,608.3

Index

A summary of the eighteen properties and model home properties owned by the Company as of December 31, 2010 is as follows:

Property Name	Date Acquired	Location	Square Footage	Property Description	Real estate assets, net (in thousands)
Casa Grande Apartments	April 1999	Cheyenne, Wyoming	29,250	Residential	$1,500.0
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	5,469.8
7-Eleven	September 2006	Escondido, California	3,000	Retail	1,304.0
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	115,052	Office	13,088.5
World Plaza	September 2007	San Bernardino, California	55,098	Retail	5,716.8
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	1,989.2
Sparky’s Palm Self-Storage	November 2007	Highland, California	50,250	Self Storage	4,712.2
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self Storage	7,322.7
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	8,849.0
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,592.5
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,623.5
Morena Office Center	January 2009	San Diego, California	26,784	Office	6,069.7
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	2,170.6
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,451.9
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self Storage	5,976.1
Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self Storage	2,755.6
Sparky’s Rialto Self-Storage	May 2010	Rialto, California	101,343	Self Storage	4,830.3
Genesis Plaza	August 2010	San Diego, California	57,685	Office	9,053.6
NetREIT, Inc properties					94,476.0

19 model home properties	Various in
	2009	CA and NV	47,637	Residential	7,483.8

26 model home properties	Various in
	2010	CA, AZ, OR, WA and TX	62,349	Residential	5,654.9

29 model home properties, held in income funds	Various	TX, AZ, WA, OH, NC,
	2003-2008	NV, NJ and MI	69,907	Residential	9,510.7

Model home properties					22,649.4

		Total real estate assets, net			$117,125.4

Index

The following table sets forth the components of the Company’s real estate assets:

	June 30, 2011	December 31, 2010
Land	$23,621,413	$22,413,950
Buildings and other	105,086,850	98,639,739
Tenant improvements	4,547,073	4,147,535
	133,255,336	125,201,224
Less:
Accumulated depreciation and amortization	(9,647,029)	(8,075,805)
Real estate assets, net	$123,608,307	$117,125,419

Operations from each property are included in the Company’s condensed consolidated financial statements from the date of acquisition.

The Company acquired the following properties in 2011:

In January 2011, NetREIT Dubose acquired two model home properties in Texas and leased them back to the home builder. The purchase price for the properties was $0.45 million. NetREIT Dubose paid the purchase price through a cash payment of $0.23 million and two promissory notes totaling $0.22 million.

In February 2011, NetREIT Dubose acquired five model home properties in California and leased them back to the home builder. The purchase price for the properties was $1.5 million. NetREIT Dubose paid the purchase price through a cash payment of $0.75 million and five promissory notes totaling $0.75 million.

In March 2011, NetREIT Dubose acquired four model home properties in South Carolina, Florida and Texas and leased them back to the home builder. The purchase price for the properties was $1.0 million. NetREIT Dubose paid the purchase price through a cash payment of $0.50 million and four promissory notes totaling $0.50 million.

In May 2011, the Company acquired vacant land consisting of approximately 3 acres adjacent to its Sparky’s Rialto Self-Storage facility for approximately $0.4 million paid in cash. The Company intends to use the land for additional motor home parking or for other purposes.

In May 2011, the Company acquired the Dakota Bank Buildings for the purchase price of approximately $9.6 million. The Property is a six-story, two building office complex built in 1981 and 1986 located on 1.58 acres and consists of approximately120,000 rentable square feet in downtown Fargo, North Dakota. The Company made a down payment of approximately $3.875 million and financed the remainder of the purchase price through a monthly adjustable rate mortgage with interest at 3.0% over the one month Libor with an interest rate floor of 5.75% and ceiling of 9.75%.

In June 2011, NetREIT Dubose acquired three model home properties in Texas and leased them back to the home builder. The purchase price for the properties was approximately $0.60 million. NetREIT Dubose paid the purchase price through a cash payment of approximately $0.30 million and three promissory notes totaling approximately $0.30 million.

The Company disposed of the following properties in 2011:

During the six months ended June 30, 2011, NetREIT Dubose disposed of fifteen model home properties. The sales price aggregated approximately $5.2 million and approximately $3.5 million in mortgage notes payable were retired in connection with the sale.

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

Index

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

In November 2010, the Company completed its tender offer for the purchase of outstanding partnership units of the three Income Funds. The tender resulted in the Company acquiring 73.6%, 70.5% and 66.6% of the outstanding units of DMHI Fund #3, DMHI Fund #4 and DMHI Fund #5, respectively through the issuance of 112,890 shares of common stock and $896,893 in cash. As of the date of acquisition, these funds owned a total of 29 model home properties.

In December 2010, NetREIT Dubose acquired twelve model home properties in Texas and leased them back to the home builder. The purchase price for the properties was $2.9 million. NetREIT Dubose paid the purchase price through a cash payment of $1.45 million and twelve promissory notes totaling $1.45 million.

Index

The Company allocated the purchase price of the properties acquired during the six months ended June 30, 2011 as follows:

	Land	Buildings and other	Tenant Improvements	In-place Leases	Above Market Leases	Total Purchase Price
Model Home Properties	$629,120	$2,906,860	$-	$-	$-	$3,535,980

Sparky's Rialto Self-Storage	415,000	-	-	-	-	415,000

Dakota Bank Building	832,000	8,123,461	131,982	45,186	442,371	9,575,000

The Company allocation of properties sold during the six months ended June 30, 2011 is as follows:

	Land	Buildings and other	Accumulated Depreciation	Net Book Value
Model Home Properties	$668,658	$4,680,588	$165,961	5,183,285

The Company allocated the purchase price of the properties acquired during the twelve months ended December 31, 2010 as follows:

	Land	Buildings and other	Tenant Improvements	In-place Leases	Leasing Costs	Above Market Leases	Total Purchase Price
Sparky's Rialto Self-Storage	$1,055,000	$3,820,000	$-	$-	$-	-	$4,875,000

Genesis Plaza	1,400,000	7,543,510	200,954	219,070	247,774	$388,692	10,000,000

Model Home Properties	1,043,097	4,630,953	-	-	-	-	5,674,050

Index

Lease Intangibles

The following table summarizes the net value of other intangible assets and the accumulated amortization for each  class of intangible asset:

	June 30, 2011			December 31, 2010
	Lease intangibles	Accumulated Amortization	Lease intangibles, net	Lease intangibles	Accumulated Amortization	Lease intangibles, net
In-place leases	$1,163,774	$(662,121)	$501,653	$1,031,792	$(558,854)	$472,938
Leasing costs	939,673	(504,036)	435,637	894,487	(423,738)	470,749
Tenant relationships	332,721	(332,721)	-	332,721	(332,721)	-
Below-market
Above-market leases	831,063	(132,079)	698,984	388,692	(42,772)	345,920

	$3,267,231	$(1,630,957)	$1,636,274	$2,647,692	$(1,358,085)	$1,289,607

As of June 30, 2011, the estimated aggregate amortization expense for six months ended December 31,2011  and each of the five succeeding fiscal years and thereafter is as  follows:

Estimated Aggregate Amortization Expense
Six month period ending December 31, 2011	$431,365
2012	684,405
2013	209,550
2014	135,621
2015	88,917
Thereafter	86,416
$1,636,274

The weighted average amortization period for the intangible assets, in-place leases, leasing costs, tenant relationships and below-market leases acquired as of June 30, 2011 was 7.3 years.

Index

4. MORTGAGE NOTES PAYABLE

Mortgage notes payable as of June 30, 2011 and December 31, 2010  consisted of the following:

	June 30, 2011	December 31, 2010
Mortgage note payable in monthly installments of $24,330 through July 1, 2016, including interest at a fixed rate of 6.51%, collateralized by the Havana/Parker Complex property.	$3,286,617	$3,323,714

Mortgage note payable in monthly installments of $71,412 through April 5,2014, including interest at a fixed rate of 6.08%; collateralized by the leases and office buildings of the Garden Gateway Plaza property. Certain obligations under the note are guaranteed by the executive officers.	9,692,371	9,823,854

Mortgage note payable in monthly installments of $27,088 through February 1, 2012, including interest at a fixed rate of 5.31%; collateralized by the World Plaza property.	3,154,080	3,231,661

Mortgage note payable in monthly installments of $25,995 through September 1, 2015, including interest at a fixed rate of 6.5%; collateralized by the Waterman Plaza property.	3,650,742	3,700,953

Mortgage note payable in monthly installments of $28,842 through March 1,2034, including interest at a variable rate ranging from 5.5% to 10.5%; with a current rate of 5.5% collateralized by the Sparky’s Thousand Palms Self-Storage property.	4,490,566	4,539,478

Mortgage note payable in monthly installments of $9,432 through December 18, 2016, including interest at a fixed rate of 5.00%; collateralized by the Sparky’s Hesperia East Self-Storage property.	1,703,731	1,717,059

Mortgage note payable in monthly installments of $17,226 through May 3, 2015,including interest at a fixed rate of 5.00%; monthly installments of $19,323 from June 3, 2012, including interest at 6.25% to maturity, collateralized by the Sparky’s Rialto Self-Storage property.	2,856,920	2,887,597

Mortgage note payable in monthly installments of $28,219 through September 1,2015, including interest at a fixed rate of 4.65%; collateralized by the Genesis Plaza property.	4,919,159	4,973,365

Mortgage note payable in monthly installments of $6,638 through July 1,2018, including interest at a fixed rate of 5.80%; collateralized by the Casa Grande property (1).	1,050,000	-

Mortgage note payable in monthly installments of $26,962 through July 1,2025, including interest at a fixed rate of 5.79% through July 1, 2018; collateralized by the Executive Office Park property.	4,600,000	-

Mortgage note payable in monthly installments sufficient to amortize the note on a 25 year schedule and the current month interest charge (currently, approximately $36,200), interest at a variable rate of 3.0% over the one month libor with a floor of 5.75% and a ceiling of 9.75% through May 31, 2016; collateralizedby the Dakota Bank Building property.	5,700,000	-

Subtotal, NetREIT, Inc. properties	45,104,186	34,197,681

Mortgage notes payable in monthly installments of $25,416 through February 10,2012, including interest at a fixed rate of 5.50%;collateralized by 10 model home properties.	2,280,469	2,937,316

Mortgage notes payable in monthly installments of $14,546 through September 18, 2012, including interest at a fixed rate of 6.50%;collateralized by 3 model home properties.	1,304,500	1,873,193

Mortgage notes payable in monthly installments of $3,767 through September 15, 2012, including interest at a fixed rate of 5.75%; collateralized by 4 model home properties.	438,120	447,822

Mortgage notes payable in monthly installments of $19,792 through December 15, 2015, including interest at a fixed rate of 5.75%; collateralized by 22 model home properties.	2,322,659	2,374,881

Mortgage notes payable in monthly installments of $4,308 maturity date of October 5, 2011, including interest at a fixed rate of 7.12%; collateralized by 1 model home property.	608,789	2,583,323

Mortgage notes payable in monthly installments of $6,983 maturities varying from March 4, 2011 to November 5, 2011, including interest at fixed rates from 2.42%, to 7.12%; collateralized by 3 model home properties. (2)	791,300	1,994,260

Mortgage notes payable in monthly installments of $10,169 maturities varying from May 5, 2011 to December 5, 2011, including interest at fixed rates from 4.14%, to 7.21%; collateralized by 7 model home properties. (2)	1,747,099	2,836,311

Mortgage notes payable in monthly installments of $12,449 maturities varying from February 15, 2016 to March 11, 2016, including interest at fixed rates from 5.75%, to 6.3%; collateralized by 14 model home properties.	1,746,758	-

Subtotal, model home properties	11,239,694	15,047,106

	$56,343,880	$49,244,787

(1)
The Company established a separate purpose entity to be the legal borrower under this real estate note  and mortgage and security agreement. NetREIT has guaranteed the due and prompt payment of indebtedness with full recourse liability under the loan.

(2)	Notes with past due maturity dates are expected to be renewed for at least one year from the original maturity date.

Index

As of June 30, The Company is in compliance with all conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable as of June 30, 2011 are as follows:

Years Ending:	NetREIT, Inc. Principal Payments	Model Home Properties Principal Payments	Scheduled Principal Payments
Six month period ending December 31, 2011	$510,128	$3,367,956	$3,878,084
2012	4,004,433	3,669,587	7,674,020
2013	983,013	216,284	1,199,297
2014	9,693,735	228,911	9,922,646
2015	11,001,565	2,383,899	13,385,464
Thereafter	18,911,312	1,373,057	20,284,369
Total	$45,104,186	$11,239,694	$56,343,880

Index

5. RELATED PARTY TRANSACTIONS

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to C.I. Holding Group, Inc. and Subsidiaries (“CI”), a small shareholder in the Company that is approximately 35% owned by the Company’s executive management. Total rents charged and paid by these affiliates was approximately $14,281 and $12,487 for the three months ended June 30, 2011 and 2010, respectively. Total rents charged and paid by these affiliates was approximately $28,562 and $24,974 for the six months ended June 30, 2011 and 2010, respectively.

The Company has entered into a property management agreement with CHG Properties, Inc. (“CHG”), a wholly-owned subsidiary of CI, to manage all of its properties at rates up to 5% of gross income. During the three months ended June 30, 2011 and 2010, the Company paid CHG total management fees of $111,378 and $101,304, respectively. During the six months ended June 30, 2011 and 2010, the Company paid CHG total management fees of $207,708 and $192,767, respectively.

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

The value of the nonvested shares was calculated based on the offering price of the shares in the most recent private placement offering of $10 adjusted for stock dividends since granted and assumed selling costs. The value of granted nonvested restricted stock issued during the six months ended June 30, 2011 totalled $448,400 which is calculated using the current private placement offering of $10 adjusted for estimated selling costs. The value of granted nonvested restricted stock issued during the six months ended June 30, 2010 totalled $461,100. During the three months ended June 30, 2011 and 2010, $109,620 and $83,700 were recorded as compensation expense. During the six months ended June 30, 2011 and 2010, $219,240 and $167,400 were recorded as compensation expense. The remaining 108,070 nonvested restricted shares will vest in equal installments over the next two to four years.

A table of non-vested restricted shares granted and vested since December 31, 2009 is as follows:

Balance, December 31, 2009	45,858
Granted	53,617
Vested	(37,547)
Cancelled	(286)
Balance, December 31, 2010	61,642
Granted	52,139
Vested	(2,502)
Cancelled	(3,209)
Balance, June 30, 2011	108,070

Cash Dividends. During the six months ended June 30, 2011 and 2010, the Company declared dividends of $3,702,426 and $3,133,292, respectively, or $0.572 per share on an annualized basis.  As the Company reported net losses in both of these quarters, and on a cumulative basis, these cash dividends represent a return of capital to the stockholders rather than a distribution of earnings. The Company paid cash dividends on the Series AA Preferred Stock of $34,447 in the six month period ended June 30, 2010. In May 2010, the Series AA Preferrred Stock shares were redeemed.

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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the three and six months ended June 30, 2011 and 2010.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Office Properties:
Rental income	$1,623,027	$1,226,652	$3,099,108	$2,268,971
Property and related expenses	660,000	621,962	1,254,235	1,119,339
Net operating income, as defined	963,027	604,690	1,844,873	1,149,632
Equity in earnings from real estate ventures	-	-	-	(22,378)

Residential Properties:
Rental income	706,438	338,786	1,568,855	491,665
Property and related expenses	90,789	48,235	142,926	85,599
Net operating income, as defined	615,649	290,551	1,425,929	406,066
Equity in earnings from real estate ventures	-	-	-	24,147

Retail Properties:
Rental income	410,214	417,385	839,266	826,741
Property and related expenses	132,184	117,824	244,616	247,945
Net operating income, as defined	278,030	299,561	594,650	578,796

Self Storage Properties:
Rental income	557,544	476,736	1,117,224	885,858
Property and related expenses	358,546	337,158	707,201	606,758
Net operating income, as defined	198,998	139,578	410,023	279,100

Mortgage loan activity:
Interest income	17,236	14,738	32,970	29,314

Reconciliation to Net Income Available to Common Shareholders:
Total net operating income, as defined, for reportable segments	2,072,940	1,349,118	4,308,445	2,444,677
Unallocated other income:
Total other income	6,181	13,104	14,621	25,443
Gain (loss) on sale of real estate assets	57,790	-	(24,487)	-
General and administrative expenses	946,838	805,319	1,864,540	1,567,788
Interest expense	767,723	498,909	1,496,087	876,064
Depreciation and amortization	1,002,552	889,681	1,981,038	1,667,163
Net loss before noncontrolling interests	(580,202)	(831,687)	(1,043,086)	(1,640,895)
Noncontrolling interests	150,203	57,719	226,118	94,495
Net loss	(730,405)	(889,406)	(1,269,204)	(1,735,390)
Preferred stock dividends	-	(12,484)	-	(34,447)
Net loss attributable to common shareholders	$(730,405)	$(901,890)	$(1,269,204)	$(1,769,837)

Index

	June 30,	December 31,
	2011	2010

Assets:
Office Properties:
Land, buildings and improvements, net (1)	$61,677,742	$52,809,840
Total assets (2)	62,624,182	53,999,471

Residential Property:
Land, buildings and improvements, net (1)	22,164,451	24,149,325
Total assets (2)	22,790,027	25,922,496

Retail Properties:
Land, buildings and improvements, net (1)	17,043,807	17,228,980
Total assets (2)	17,422,401	17,467,113

Self Storage Properties:
Land, buildings and improvements, net (1)	25,728,581	25,596,881
Total assets (2)	25,956,610	25,876,852

Mortgage loan activity:
Mortgage receivable and accrued interest	1,033,491	920,216
Total assets	1,033,491	920,216

Reconciliation to Total Assets:
Total assets for reportable segments	129,826,711	124,186,148
Other unallocated assets:
Cash and cash equivalents	8,418,117	7,028,090
Other assets, net	4,637,975	2,101,724

Total Assets	$142,882,803	$133,315,962
____________
(1) Includes lease intangibles and the land purchase option related to property acquisitions.

(2) Includes land, buildings and improvements, current receivables, deferred rent receivables anddeferred leasing costs and other related intangible assets, all shown on a net basis.

Index

	Six Months Ended June 30,
	2011	2010
Capital Expenditures:(1)
Office Properties:
Acquisition of operating properties	$9,575,000	$-
Capital expenditures and tenant improvements	462,442	483,238

Residential Property:
Acquisition of operating properties	3,535,980	-

Retail Properties:
Capital expenditures and tenant improvements	32,175	89,559

Self Storage Properties:
Acquisition of raw land	415,000	4,875,000
Capital expenditures and tenant improvements	2,300	31,582

Acquisition of operating properties, net	13,525,980	4,875,000
Capital expenditures and tenant improvements	496,917	604,379
Total real estate investments	$14,022,897	$5,479,379
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

Index

FACTORS THAT MAY INFLUENCE FUTURE RESULTS OF OPERATIONS

Growth and Expansion. During the last three years, we have completed the acquisition of eleven income producing properties, forty model home properties and invested in five income producing real estate partnerships with investments in model home properties.  We built our operational and administrative infrastructure, including hiring a staff of quality employees, to give us the capability to become a large real estate investing company as well as having the resources to deal with the additional burden of compliance with the SEC rules and regulations. On March 1, 2010, the Company acquired the assets and six employees of DMHU. Later in the year, the Company formed NetREIT Advisors and transferred the four remaining DMHU employees to this newly formed LLC. NetREIT Advisors began managing and serving as external advisor to NetREIT Dubose. NetREIT Advisors’ general and administrative expenses are currently approximately $60,000 per month.  NetREIT Advisors generated fees of approximately $56,000 and $217,000 during the three months and six months ended June 30, 2011, respectively. NetREIT Dubose will continue to make additional property acquisitions and we expect revenues less rental operating costs to increase at a far greater rate than our general and administrative costs. Therefore, we anticipate that our net loss will decline and will result in net income in the future.

During the last three years we experienced rapid growth, having increased capital by approximately 93.8% to $75.2 million at June 30, 2011 from $38.8 million at June 30, 2008. Our investment portfolio, consisting of real estate assets, lease intangibles, investment in real estate ventures, land purchase option and mortgages receivable, have increased by approximately 185.5% to $127.6 million at June 30, 2011 from $44.7 million at June 30, 2008. The primary source of the growth in the portfolio during these three years was attributable to the issuance of common shares of approximately $68.7 million and from the proceeds from mortgage notes payable, net of principal repayments, of approximately $38.5 million.

Economic Outlook

The United States has shown a slow recovery from the recession that began in 2007. The current economic environment is characterized by increased residential housing foreclosures and an oversupply of homes available for purchase, depressed commercial real estate valuations, weak consumer spending, employment anxiety and concerns of inflation and higher interest rates. In general, business profits and investment seem to be improving. However, the housing sector and finance have so far not significantly improved. We believe that the pace of this recovery will likely be slow and disjointed. Full recovery will need increasing job growth, but it will not be consistent across industries, geographies or periods of the year causing an uneven tempo of growth.

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

Our involvement in retail properties has been limited, however, and we are seeing more rental inquiries.  Retail demand for space in 2011 is expected to be positive for the first time since 2007.  Although the increase is expected to be modest we, expect that well situated properties will benefit from the improving economy.

Index

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

In light of the distressed nature of the commercial real estate economy in the past several years, including 2010 and 2011, we have exercised extreme caution with respect to potential property acquisitions, and consequently, we consummated fewer property acquisitions which resulted in the accumulation of significant cash balances that affected our current cash flow due to the very low yield on cash equivalents. Net operating income from our properties, from newly acquired properties and from the model home division growth, is increasing at a faster rate than our general and administrative expenses due to efficiencies of scale. We therefore believe that when  most or all of our properties are operating at stabilized rates, and when excess available cash on hand is fully invested plus  future acquisitions from continuing capital raising activities, we will be able to fund our future distributions to our shareholders from cash flow from operations.

As of June 30, 2011, we owned or had a controlling interest in nine Office Properties which total approximately 543,000 rentable square feet, four Retail Properties which total approximately 85,000 rentable square feet, five Self-Storage Properties which total approximately 487,000 rentable square feet, and one Residential Property.  In 2009, we acquired ownership interests in DAP II and DAP III which own an aggregate of 14 Model Home Properties.  During the last quarter of 2010, we acquired a significant interest in the three Income Funds which own in the aggregate 19 Model Home Properties.  In addition, NetREIT Dubose has acquired 40 Model Home Properties.

NetREIT’s properties are located primarily in Southern California, Colorado and North Dakota with a single property located in Wyoming. Our model home properties are located in twelve states throughout the United States. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year, or has been operating for three years. Our geographical clustering of assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas. Most of our office and retail properties are leased to a variety of tenants ranging from small businesses to large public companies, many of which do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having net leases that require the tenant to pay all of the operating expense (Net, Net, Net Leases) or pay increases in operating expenses over specific base years.

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

We believe that we have met all of the REIT distribution and technical requirements for the six months ended June 30, 2011 and for the year ended December 31, 2010.

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

Index

The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in lease intangibles, net in the accompanying balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above market rents was $56,942 and $89,307 for the three and six months ended June 30, 2011, respectively. There was no amortization of above market rents in the three and six months ended June 30, 2010.

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

The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The value of above market rents are amortized against rental income over the terms of the respective leases. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $92,417 and $107,877 for the three months ended June 30, 2011 and 2010, respectively. Amortization related to these assets was $183,565 and $217,074 for the six months ended June 30, 2011 and 2010, respectively.

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

As of June 30, 2011, management has concluded that there are 5 model home properties aggregating approximately $2.6 million which are considered as held for sale and are included in real estate assets. These homes have mortgage notes payable of approximately $1.7 million.

Index

Depreciation and Amortization of Buildings and Improvements Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the three months ended June 30, 2011 and 2010, was $877,780 and $753,178, respectively. Depreciation expense for buildings and improvements for the six months ended June 30, 2011 and 2010, was $1,737,186 and $1,397,186, respectively.

Impairment of Real Estate Assets. The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of our real estate assets may not be recoverable as required by generally accepted accounting principles.  If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, for the identified property and determines if the investment in such property is recoverable.  If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company's best estimate of the property's discounted future cash flows. As of December 31, 2010, based on a review of each of our properties to determine if circumstances indicate impairment in the carrying value of the property exist, we determined that one of our properties was impaired. That property is the Havana Parker Office complex in Aurora, Colorado, a part of our office segment which had a carrying value of approximately $6.5 million at December 31, 2010.  This property consists of 114,100 square feet of office space divided up into units ranging from 178 to 4,100 square feet and averaging 1,400 square feet.  Due to many factors, including the general economy and rental competition from nearby office buildings, this property’s occupancy had decreased to 51% and rental rates had also declined.  Based on these and other factors, we concluded that the property was impaired and required adjustment to fair value. Fair value of the property was based on our analysis of future discounted cash flows using new lease move-ins and rent rates starting with the new tenant results achieved in 2009 and 2010.  After 2011, the rent rates were increased approximately 5% and the absorption rate remained constant until a 15% vacancy rate was achieved.  We believe the assumptions are reasonable but we cannot give any assurance that they will, in fact, be realized. Based on this analysis, we determined a $1.0 million write-down of the carrying value of this property was appropriate. The mortgage note payable on the property of approximately $3.3 million is payable in monthly installments of through July 1, 2016.  The mortgage note payable does not have any debt covenants that would likely to be violated as a result of this impairment and the building’s performance.

As of June 30, 2011, management does not believe that any additional indicators of impairment were evident.

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

We are required to perform a test for impairment of other definite and indefinite lived intangible assets at least annually, and more frequently as circumstances warrant. Our testing date is the end of our calendar year. Based on our current reviews, no impairment was deemed necessary at December 31, 2010 and, as of June 30, 2011, management does not believe that any indicators of impairment were evident.

Index

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2010 and, as of June 30, 2011, management does not believe that any indicators of impairment were evident.

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

Under the equity method, our investment in real estate ventures is stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on our ownership interest in the earnings of each of the unconsolidated real estate ventures. For the purposes of presentation in the statement of cash flows, we follow the “look through” approach for classification of distributions from joint ventures. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture’s sale of assets) in which case it is reported as an investing activity. Management assesses whether there are any indicators that the value of our investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. The Company did not have any investments in real estate ventures as of June 30, 2011 and 2010. No impairment charges related to investments in real estate ventures were recognized over the periods the Company had these assets.

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

Certain of our leases currently contain rental increases at specified intervals. We record as an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts, we record a direct write-off of the specific rent receivable. No such reserves related to deferred rent receivables have been recorded as of June 30, 2011 or December 31, 2010.

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

In May 2010, the Company completed the acquisition of Sparky’s Rialto located in Rialto, California. The purchase price was $4.9 million. The Company paid the purchase price through a cash payment of approximately $2.0 million and a promissory note in the amount of approximately $2.9 million. The property consists of approximately 7.5 acres of land, 101,343 rentable square feet and approximately 771 self storage units. There are three and six months results of operations included for the three months and the six months ended June 30, 2011. There are one month results of operations included in the three and six months ended June 30, 2010.

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

In August, 2010, the Company completed the acquisition of Genesis Plaza. The purchase price was $10.0 million The Company paid the purchase price through a cash payment of $5.0 million and a new mortgage loan with an insurance company secured by the Property of $5.0 million. The loan bears interest at 4.65% with a 25 year amortization schedule and a maturity date of August, 24, 2015 that may be extended for an additional 5 years at the lender’s discretion subject to a change in the interest rates and other terms of the agreement. The Property is a four-story suburban office building built in 1988 and located in the Kearny Mesa submarket of San Diego, California, consisting of 57,685 rentable square feet. There are three and six months results of operations included for the three months and the six months ended June 30, 2011. There are no results of operations included in the three and six months ended June 30, 2010.

In October 2010, NetREIT Dubose acquired four model home properties in Arizona and leased them back to the developer. The purchase price for the properties was $0.9 million. The Company paid the purchase price through a cash payment of $0.45 million and four promissory notes totaling $0.45 million. There are three and six months results of operations included for the three months and the six months ended June 30, 2011. There are no results of operations included in the three and six months ended June 30, 2010.

In October 2010, NetREIT Dubose acquired ten model home properties in Oregon, Idaho and Washington and leased them back to the developer. The purchase price for the properties was $6.1 million. The Company paid the purchase price through a cash payment of $3.05 million and ten promissory notes totaling $3.05 million. There are three and six months results of operations included for the three months and the six months ended June 30, 2011. There are no results of operations included in the three and six months ended June 30, 2010.

In December 2010, NetREIT Dubose acquired twelve model home properties in Texas and leased them back to the developer. The purchase price for the properties was $2.9 million. The Company paid the purchase price through a cash payment of $1.45 million and ten promissory notes totaling $1.45 million. There are three and six months results of operations included for the three months and the six months ended June 30, 2011. There are no results of operations included in the three and six months ended June 30, 2010.

In November 2010, the Company completed its tender offer for the purchase of outstanding partnership units of the three Income Funds. The tender resulted in the Company acquiring 73.6%, 70.5% and 66.6% of the outstanding units of DMHI Fund #3, DMHI Fund #4 and DMHI Fund #5, respectively through the issuance of 112,890 shares of common stock and $896,893 in cash. These funds own a total of 29 model home properties. There are three and six months results of operations included for the three months and the six months ended June 30, 2011. There are no results of operations included in the three and six months ended June 30, 2010.

In January 2011, the Company acquired two model home properties in Texas and leased them back to the home builder. The purchase price for the properties was $0.45 million. The Company paid the purchase price through a cash payment of $0.23 million and two promissory notes totaling $0.22 million. There are three and approximately five months results of operations included for the three months and the six months ended June 30, 2011. There are no results of operations included in the three and six months ended June 30, 2010.

In February 2011, the Company acquired five model home properties in California and leased them back to the home builder. The purchase price for the properties was $1.5 million. The Company paid the purchase price through a cash payment of $0.75 million and five promissory notes totaling $0.75 million. There are three and approximately four months results of operations included for the three months and the six months ended June 30, 2011. There are no results of operations included in the three and six months ended June 30, 2010.

Index

In March 2011, the Company acquired four model home properties in South Carolina, Florida and Texas and leased them back to the home builder. The purchase price for the properties was $1.0 million. The Company paid the purchase price through a cash payment of $0.50 million and four promissory notes totaling $0.50 million. There are no results of operations included in the three months ended June 30, 2011 and three months results of operations included for the six months ended June 30, 2011. There are no results of operations included in the three and six months ended June 30, 2010.

In May 2011, the Company acquired vacant land consisting of approximately 3 acres adjacent to its Sparky’s Rialto Self-Storage facility for approximately $0.4 million paid in cash. The Company intends to use the land for additional motor home parking or for other purposes.

In May 2011, the Company acquired the Dakota Bank Buildings for the purchase price of approximately $9.6 million. The Property is a six-story, two building office complex built in 1981 and 1986 located on 1.58 and consists of approximately120,000 rentable square feet acres in downtown Fargo, North Dakota. The Company made a down payment of approximately $3.875 million and financed the remainder of the purchase price through a monthly adjustable rate mortgage with interest at 3.0% over the one month Libor with an interest rate floor of 5.75% and ceiling of 9.75%.

In June 2011, NetREIT Dubose acquired three model home properties in Texas and leased them back to the home builder. The purchase price for the properties was approximately $0.60 million. NetREIT Dubose paid the purchase price through a cash payment of approximately $0.30 million and three promissory notes totaling approximately $0.30 million.

The Company disposed of the following properties in 2011:

During the six months ended June 30, 2011, the company disposed of fifteen model home properties. The sales price aggregated approximately $5.2 million and approximately $1.8 million in mortgage notes payable were retired in connection with the sale.

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

In October 2006 we terminated our offering of Series AA Preferred Stock and Units, and we commenced a new offering of up to $200 million in shares of our common stock at a price of $10.00 per share. Net proceeds received from these offerings, after commissions, due diligence fees, and syndication expenses, were approximately $13.3 million in 2010 and $5.3 million for the six months ended June 30, 2011. The net proceeds were primarily used to acquire properties and to expand our administrative staff and support capabilities to levels commensurate with our increasing assets and staff requirements.

Index

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010.

Revenues

Rental and fee income was $3,297,223 for the three months ended June 30, 2011, compared to $2,459,559 for the same period in 2010, an increase of $837,664, or 34.1%. The increase in rental income as reported in 2011 compared to 2010 is primarily attributable to:

•
The addition of the three properties acquired in 2010 and 2011 and the addition of the model home properties which generated an additional $936,409 of rent and fee income in the three month period ended June 30, 2011 compared to the same period in 2010; and

•
A decrease of rental and fee income of approximately $98,746 for properties owned for the full three months ended June 30, 2011 and 2010. Rental and occupancy rates at two of our office buildings, the Rangewood Medical Building and Executive Office Park in Colorado have declined. The Company does not believe that this is a trend as both of these buildings have recently signed new tenants and the expectations are that the rent income will increase as a result.

Overall rental and fee revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2010 and 2011 for an entire year and future acquisitions of real estate assets.

Interest income was $23,417 for the three month period ended June 30, 2011, compared to $27,842 for the same period in 2010, a decrease of $4,425, or 15.9%. The decrease was primarily attributable to a decrease in cash balances in 2011 that were invested in interest bearing accounts.

Rental Operating Expenses

Rental operating expenses were $1,241,519 for the three month period ended June 30, 2011 compared to $1,125,179 for the same period in 2010, an increase of $116,340, or 10.3%. The increase in operating expense year over year is primarily attributable to the same reasons that rental revenue increased. Rental operating costs as a percentage of rental income was 39.0% and 47.5% for the three months ended June 30, 2011 and 2010, respectively. The decrease in operating costs as a percentage of revenue is primarily due to the addition of the model home properties that are rented on a triple net basis.

Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Interest Expense

Interest expense, including amortization of deferred finance charges, increased by $268,814, or 53.9% during the three month period ended June 30, 2011 compared to the same period in 2010.  The primary reason for the increase is the mortgage debt additions related to the acquisition of Sparky’s Rialto Self-Storage, Genesis Plaza, the Dakota Bank Buildings and the model home properties. In addition, in late June 2011, the Company refinanced its Casa Grande and Executive Office Park properties to raise additional cash for anticipated acquisitions.

The weighted average interest rate as of June 30, 2011 was 5.71% compared to 5.84% as of June 30, 2010.

Index

The following is a summary of our interest expense on loans by property for the three months ended June 30, 2011 and 2010:

	Date Acquired/Financed	2011	2010

Havana/Parker Complex	June 2006	$54,184	$55,369
Garden Gateway Plaza	March 2007	147,661	151,578
World Plaza	September 2007	42,044	44,068
Waterman Plaza	August 2008	59,652	60,803
Sparky’s Thousand Palms Self-Storage	August 2009	61,860	63,182
Sparky’s Hesperia East Self-Storage	December 2009	21,558	22,137
Dubose Acquisition Partners II, LP	March 2010	33,498	44,363
Dubose Acquisition Partners III, LP	March 2010	32,042	29,138
Sparky’s Rialto Self-Storage	May 2010	36,173	21,498
Genesis Plaza	August 2010	57,291	-
Dubose Model Home Income Fund #3, LTD	December 2010	31,912	-
Dubose Model Home Income Fund #4, LTD	December 2010	20,918	-
Dubose Model Home Income Fund #5, LTD	December 2010	30,449	-
NetREIT Dubose Model Home REIT, Inc.	October 2010	62,664	-
Dakota Bank Buildings	May 2011	32,775	-
Casa Grande Apartments	June 2011	2,836	-
Executive Office Park	June 2011	10,216	-
Amortization of deferred financing costs		29,990	6,773
		$767,723	$498,909

Index

General and Administrative Expenses

General and administrative expenses increased by $141,519 to $946,838 for the three months ended June 30, 2011, compared to $805,319 in the same period in 2010. As a percentage of rental and fee income, general and administrative expenses were down to 28.7% for the three months ended June 30, 2011, from 32.7% for the same three months in 2010. We anticipate that general and administrative expenses will continue to decline as a percentage of rental and fee income.

For the three months ended June 30, 2011, our salaries and employee related expenses increased $37,912 to $517,799 compared to $479,887 for the same three months in 2010, an increase of 7.8%. The increase in salary and employee expenses in 2011 was primarily attributable to additional stock based compensation expense of approximately $24,000. In addition, the Company annually grants salary increases to employees effective January 1 each year.

Legal, accounting and public company related expenses and increased by approximately $55,000 to $181,459 for the three month period ended June 30, 2011, compared to $126,459 during the same period in 2010. The increase is primarily due to the costs associated with the annual audit, the printing of annual reports and proxy statements and the annual solicitation of proxy votes for the Company’s annual meeting.

Insurance related expenses increased by $14,380 to $62,781 for the three month period ended June 30, 2011 compared to $48,401 for the same period in 2010. The increase is also attributable to the overall growth of the Company as well as general rate increases.

Other increases to general and administrative costs include increased acquisition costs related to the model home properties and increases in office and related expenses due to the overall growth of the Company.

Gain on Sale of Real Estate Assets

In the three month period ended June 30, 2011, the Company had gains on the sale of model home properties of $57,790. The gain for the quarter is considered unusual and is a result of the timing of certain sales. The Company has 73 model home properties and currently has an immaterial amount of homes up for sale.

Net Loss

Net loss for the three months ended June 30, 2011 was $730,405, or $0.06 loss per share, compared to a net loss for the three months ended June 30, 2010 of $901,890, or $0.08 loss per share. The decrease in net loss of $171,485 in the three month period ended June 30, 2011 was primarily attributable to increased net operating income of our properties, offset by an increase to the general and administrative expenses.

Index

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010.

Revenues

Rental and fee income was $6,624,453 for the six months ended June 30, 2011, compared to $4,473,235 for the same period in 2010, an increase of $2,151,218, or 48.1%. The increase in rental income as reported in 2011 compared to 2010 is primarily attributable to:

•
The addition of the three properties acquired in 2010 and 2011 and the addition of the model home properties which generated an additional $1,926,789 of  rent and fee income in the six month period ended June 30, 2011 compared to the same period in 2010; and

•	Rental and fee income increased by approximately $85,683 for properties owned for the full six months ended June 30, 2011 and 2010.

•	Rental and fee income was $138,746 less in the six month period ended June 30, 2010 for the Garden Gateway property accounted for under the equity method as discussed above.

Overall rental and fee revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2010 and 2011 for an entire year and future acquisitions of real estate assets.

Interest income was $47,591 for the six month period ended June 30, 2011, compared to $54,757 for the same period in 2010, a decrease of $7,166, or 13.1%. The decrease is attributable to a decrease in cash balances in 2011 that were invested in interest bearing accounts.

Rental Operating Expenses

Rental operating expenses were $2,348,978 for the six month period ended June 30, 2011 compared to $2,059,641 for the same period in 2010, an increase of $289,337, or 14.0%. The increase in operating expense year over year is primarily attributable to the same reasons that rental revenue increased except for the model home properties which are rented on a triple net basis. Rental operating costs as a percentage of rental and fee income was 35.5% and 46.0% for the six months ended June 30, 2011 and 2010, respectively. The decrease in operating costs as a percentage of revenue is primarily due to the addition of the model home properties that are rented on a triple net basis.

Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Interest Expense

Interest expense, including amortization of deferred finance charges, increased by $620,023, or 70.8% during the six month period ended June 30, 2011 compared to the same period in 2010.  The primary reason for the increase is the mortgage debt additions related to the acquisition of Sparky’s Rialto Self-Storage, Genesis Plaza, the Dakota Bank Buildings and the model home properties. In addition, the Company refinanced its Casa Grande and Executive Office Park properties to raise additional cash for anticipated acquisitions.

The weighted average interest rate as of June 30, 2011 was 5.71% compared to 5.84% as of June 30, 2010.

Index

The following is a summary of our interest expense on loans by property for the six months ended June 30, 2011 and 2010:

	Date Acquired/Financed	2011	2010

Havana/Parker Complex	June 2006	$108,081	$110,419
Garden Gateway Plaza	March 2007	296,323	253,155
World Plaza	September 2007	84,603	88,625
Waterman Plaza	August 2008	119,598	121,882
Sparky’s Thousand Palms Self-Storage	August 2009	124,056	126,688
Sparky’s Hesperia East Self-Storage	December 2009	42,968	44,627
Dubose Acquisition Partners II, LP	March 2010	71,371	58,537
Dubose Acquisition Partners III, LP	March 2010	59,165	37,677
Sparky’s Rialto Self-Storage	May 2010	72,151	21,498
Genesis Plaza	August 2010	114,898	-
Dubose Model Home Income Fund #3, LTD	December 2010	71,363	-
Dubose Model Home Income Fund #4, LTD	December 2010	46,841	-
Dubose Model Home Income Fund #5, LTD	December 2010	72,524	-
NetREIT Dubose Model Home REIT, Inc.	October 2010	110,528	-
Dakota Bank Buildings	May 2011	32,775	-
Casa Grande Apartments	June 2011	2,836	-
Executive Office Park	June 2011	10,216	-
Amortization of deferred financing costs		55,790	12,956
		$1,496,087	$876,064

General and Administrative Expenses

General and administrative expenses increased by $296,752 to $1,864,540 for the six months ended June 30, 2011, compared to $1,567,788 in the same period in 2010. As a percentage of rental and fee income general and administrative expenses were down to 28.2% for the six months ended June 30, 2011, from 35.1% for the same three months in 2010. In comparing our general and administrative expenses with other REITs, you should take into consideration that we are a self administered REIT, which means such expenses are greater for us than an advisory administered REIT.

For the six months ended June 30, 2011, our salaries and employee related expenses increased $241,653 to $1,109,057 compared to $867,404 for the same six months in 2010, an increase of 27.9%. The increase in salary and employee expenses in 2011 was primarily attributable to the addition of the employees associated with the Dubose Partnerships and additional stock based compensation expense of approximately $50,000. In addition, the Company annually grants salary increases to employees effective January 1 each year.

Legal, accounting and public company related expenses and decreased by approximately $60,519 to $259,058 for the six month period ended June 30, 2011, compared to $319,577 during the same period in 2010. The decrease is primarily due to the costs associated with the Company’s efforts to reincorporate in Maryland in 2010.

Insurance related expenses increased by $40,284 to $129,643 for the six month period ended June 30, 2011 compared to $89,359 for the same period in 2010. The increase is also attributable to the overall growth of the Company as well as general rate increases.

Other increases to general and administrative costs include increased acquisition costs related to the model home properties and increases in office and related expenses due to the overall growth of the Company.

Loss on Sale of Real Estate Assets

In the six month period ended June 30, 2011, the Company had a loss on the sale of model home properties of $24,487. The loss year-to-date is considered unusual and is a result of the timing of certain sales. The Company has 73 model home properties and currently has an immaterial amount of homes up for sale, which if they were all sold in the same period, would result in a net gain.

Net Loss

Net loss for the six months ended June 30, 2011 was $1,269,204, or $0.10 loss per share, compared to a net loss for the six months ended June 30, 2010 of $1,769,837, or $0.17 loss per share. The decrease in net loss of $500,633 in the six month period ended June 30, 2011 was primarily attributable to increased net operating income of our properties, offset by an increase to the general and administrative expenses.

Index

LIQUIDITY AND CAPITAL RESOURCES

As discussed above under Economic Outlook, during 2011, there have been indications of economic improvement and stabilization in the equity markets. However, we expect the market turbulence could continue in the commercial real estate arena as mortgage financing originated over the past three to seven years mature.

We believe that as a result of these negative trends, new mortgage financing will be less favorable as pre-recession days, which may negatively impact our ability to finance future acquisitions. Long-term interest rates remain relatively low by historical standards but we anticipate that interest rates will increase in the next couple of years.  On the other hand, we believe the negative trends in the mortgage markets for smaller properties and in some geographic locations have reduced property prices and may, in certain cases, reduce competition for those properties.

Overview

We actively seek investments that are likely to produce income in order to pay distributions as well as long-term gains for our stockholders.  Our sources of liquidity include cash and cash equivalents, cash flows from operations, mortgages on our unencumbered properties and additional equity securities from our ongoing private placement offering.

Our future capital needs include the acquisition of additional properties as we as expand our investment portfolio into other real property sectors, pay down outstanding borrowings and the payment of a competitive distribution to our shareholders. To ensure that we are able to effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. Our short term liquidity needs include proceeds necessary to fund our distribution to stockholders, pay the debt service on existing mortgages, and fund our current operating costs. Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments.

We believe that our available liquidity is sufficient to fund our distributions to stockholders, pay the debt service costs on our existing mortgages and fund our operating costs in the near term.  We further believe that our cash flow from operations along with the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs.  However, we do not expect that our cash flow from operating activities will be sufficient to fund our short term liquidity needs, including the payment of cash dividends at current rates to our shareholders, and instead expect to fund such needs out of additional borrowings of secured or unsecured indebtedness, and from proceeds of the ongoing private placement of common stock.  We expect to obtain additional mortgages and assumption of existing debt collateralized by some or all of our real property in the future.  During June 2011, we obtained approximately $5.7 million from new mortgages collateralized by two of our unencumbered properties and we could obtain additional mortgages collateralized by some or all of the seven unencumbered existing properties.  During the six months ended June 30, 2011, we received approximately $5.3 million of cash from net proceeds in connection with our private placement offering and we anticipate raising approximately $15 million additional capital during the remainder of 2011.

Cash and Cash Equivalents

At June 30, 2011, we had approximately $8.4 million in cash and cash equivalents compared to approximately $7.0 million at December 31, 2010. We intend to use this cash to make additional acquisitions, pay debt service costs on our existing mortgages and for general corporate purposes.

Our cash and cash equivalents are held in bank accounts at third party institutions and consist of invested cash and cash in our operating accounts.  During 2010 or 2011, we did not experience any loss or lack of access to our cash or cash equivalents.

Index

Debt

As of June 30, 2011, the Company had mortgage notes payables in the aggregate principal amount of $45.1 million, collateralized by a total of 11 non model home properties with terms at issuance ranging from 3 to 30 years.  The weighted-average interest rate on the mortgage notes payable as of June 30, 2011 was approximately 5.69%.  Our debt to book value on these properties is approximately 60% and we have 7 non model home properties with a net book value of $25.6 million that are unencumbered.  We have mortgage debt balloon principal payments on one mortgage of approximately $3.1 million in 2012.  Despite the disruptions in the debt market discussed in “Overview” above, we believe that we will be able to refinance these debts as they come due if we so desire.

As of June 30, 2011, NetREIT Dubose had 40 fixed-rate mortgage notes payable in the aggregate principal amount of $4.5 million, collateralized by a total of 40 model home properties. These loans generally have a term at issuance of five years.  The weighted-average interest rate on these mortgage notes payable as of June 30, 2011 was 5.78%.  Our debt to net book value on these properties is approximately 49.6%. The Company has guaranteed these notes.  The balloon principal payments on the notes payable are in 2015 and 2016.

As of June 30, 2011, limited partnerships that the Company has a limited partnership interest in had 35 fixed-rate mortgage note payables in the aggregate principal amount of $6.7 million, collateralized by a total of 35 model home properties.  The debt to book value on these properties is approximately 57.8%. All of these notes payable have mortgage debt balloon principal payments in 2011.  All of the free cash flow on these limited partnerships is being held or applied to the loan balances with no distribution to the partners until all homes have been sold.  All of the properties will be sold at the end of the lease agreements and we believe that all properties will be sold for more than the mortgage debt balloon amount.

During the second quarter of 2011, we have financed one acquisition with approximately 50% debt provided by regional banks and we have obtained new financing from a life insurance company on two unencumbered properties for approximately 50% their appraised values. Despite the disruptions in the debt market discussed in “Overview” above, we believe that we will be able to refinance maturing debts as on or before maturity dates.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2011 was approximately $582,000 and compared to net cash used in operating activities of approximately $890,000 for the six months ended June 30, 2010. The increase of approximately $1,472,000 was primarily due to an increase in net operating income of our properties of $884,000 and an increase of approximately $507,000 from contributions in excess of distributions of non-controlling interests. Although the cash from operating activities did not cover the cash portion of the distribution to our stockholders of $1,697,000, we anticipate that with the maturity of the recent acquisitions and the anticipated 2011 acquisitions that the cash provided by operating activities will cover the cash distribution to shareholders in the near future.

Investing Activities

Net cash used in investing activities was approximately $9.3 million during the six months ended June 30, 2011. During this period, the Company acquired the Dakota Bank Buildings for $9.6, acquired raw land adjacent to our Sparky’s Rialto Self-Storage facility for approximately $0.4 million and spent approximately $0.5 million of capital expenditures of existing properties.  In addition NetREIT Dubose acquired 14 homes for $3.5 million. The Dubose Partnerships sold 15 model homes during the period for proceeds of $5.2 million.

Net cash used in investing activities for the six months ended June 30, 2010 was approximately $5.6 million.  During this period in 2010 the Company acquired the Sparky’s Rialto Self-Storage facility for $4.9 million and had capital expenditures on portfolio properties of $0.6 million.

Index

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 was approximately $10.1 million, which primarily consisted of $5.4 million net proceeds from the issuance of our common stock and proceeds from mortgage notes payable of $13.1 million.  The proceeds were offset by reduction in mortgage notes payable of $6.0 million ($3.5 million in connection with the sale of the 15 model homes) and cash distributions to shareholders of $1.7 million, repurchase of common stock of $0.4 million and increase in deferred stock issuance costs of $0.2 million.

Net cash provided by financing activities for the six months ended June 30, 2010 was approximately $7.1 million, which consisted of $7.5 million net proceeds from the sale and issuance of our common stock and $2.9 million in proceeds from mortgage notes payable used to finance the acquisition of Sparky’s Rialto Self-Storage facility.  These proceeds were offset by redemption of preferred stock and cash portion of distributions paid to our stockholders of $1.2 and $1.4 million, respectively, payments on mortgage notes payable of $0.4 and increase in deferred stock issuance cost of the $0.3.

Index

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and interest payments on our fixed-rate debt at June 30, 2011 and provides information about the minimum commitments due in connection with our ground lease obligation. Our secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of such debt becoming immediately due and payable.

We are in compliance with all conditions and covenants of our loans.

	Less than a year 2011	1-3 Years (2012-2013)	3-5 Years (2014-2015)	More than 5 Years (After 2015)	Total
Principal payments - secured debt	$510,127	$4,987,445	$20,695,300	$18,911,314	$45,104,186
Interest payments - fixed rate debt	982,170	3,655,959	2,397,921	979,910	8,015,960
Interest payments - variable rate debt	286,116	1,114,397	1,062,297	2,458,691	4,921,501
Model home properties - secured debt	3,367,956	3,885,871	2,612,810	1,373,057	11,239,694
Model home properties - interest payments	378,891	516,961	391,328	10,160	1,297,340
Ground lease obligation (1)	10,020	41,194	43,820	1,095,254	1,190,288
	$5,535,280	$14,201,827	$27,203,476	$24,828,386	$71,768,969
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

Capitalization

As of June 30, 2011, our consolidated total debt as a percentage of total capitalization was 29.9% and our total debt as a percentage of total capitalization excluding the model home properties was 23.9%, which was calculated based on the offering price per share of our common stock of $10.00 under our ongoing current private placement of our common stock.

Index

	Shares at June 30, 2011	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
Debt:
NetREIT, Inc. debt		$45,104,186	23.91%
Model home properties debt		11,239,694	5.96%
Total debt		$56,343,880	29.86%

Equity:

Common stock outstanding (1)	13,233,522	132,335,220	70.14%
Total Market Capitalization		$188,679,100
____________

(1)	Value based on the current price of shares being sold under the current private placement offering of $10.00 per share.

Off-Balance Sheet Arrangements

As of June 30, 2011 and 2010, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

Capital Expenditures, Tenant Improvements and Leasing Costs

We currently project that during 2011 we could spend an additional $350,000 to $1,200,000 in capital improvements, tenant improvements, and leasing costs for properties within our portfolio. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on gross capital expenditures during 2011 compared to 2010 due to rising construction costs and the anticipated increase in property acquisitions in 2011. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

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

Index

The following table presents our FFO for the three months and six months ended June 30, 2011 and 2010. FFO should not be considered an alternative to net income (loss), as an indication of our performance, nor is FFO indicative of funds available to fund our cash needs or our ability to make distributions to our shareholders. In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of debt, each of which may impact the amount of cash available for distribution to our shareholders.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net loss before noncontrolling interests	$(580,202)	$(831,687)	$(1,043,086)	$(1,640,895)
Adjustments:
Preferred Stock Dividends	-	(12,484)	-	(34,447)
Income attributable to noncontrolling interests	(150,203)	(57,719)	(226,118)	(94,495)
Depreciation and amortization	1,091,858	777,482	2,070,344	1,767,001
Loss on sale of real estate assets	(57,790)	-	24,487	-
Funds from Operations	$303,663	$(124,408)	$825,627	$(2,836)

FFO for 2011 increased in the three month period ended June 30, 2011 by $428,071, to $303,663 compared to a negative FFO of $124,408 for the same period in 2010. For the six months ended June 30, 2011, FFO increased by $828,463 to $825,627 compared to a negative FFO of $2,836 for the six months ended June 30, 2010. The increased FFO is primarily due to the increase in performance of the properties especially those acquired in 2009 and 2010 with a smaller increase in general and administrative expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. –

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2011, the Company sold 651,609 shares of its common stock for an aggregate net proceeds of $5.3 million. These shares were sold at a price of $10.00 per share in a private placement offering to a total of 170 accredited investors. Each issuee purchased their shares for investment and the shares are subject to appropriate transfer restrictions. The private placement offering was made by the Company through selected FINRA member broker-dealer firms. The sales were made in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws contained in Section 4(2) of the Act and Rule 506 promulgated thereunder.

During the six months ended June 30, 2011, the Company also sold 99,524 shares of its common stock to certain of its existing shareholders under its dividend reinvestment plan. The shares were sold directly by the Company without underwriters to a total of 1,479 persons participating in the plan. The Company sold these shares in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. Each issuee purchased the shares for investment and the shares are subject to appropriate transfer restrictions.

All shares issued in these offerings were sold for cash consideration. The Company used the net proceeds it received for the sale of these shares to acquire and/or maintain its real estate investments

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 1 — April 30, 2011	17,961	$8.00
Total	17,961	$8.00

(1)	The Company does not have a formal policy with respect to a stock repurchase program and typically limits repurchases to hardship cases only.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. <Removed and Reserved>

Index

Item 5. Other Information.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

31.1
Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.*

31.2
Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. *

31.3
Certification of the Company’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. *

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2011	NetREIT, Inc.

	By:	/s/ Jack K. Heilbron
Name: Jack K. Heilbron
Title: Chief Executive Officer

	By:	/s/ Kenneth W. Elsberry
Name: Kenneth W. Elsberry
Title: Chief Financial Officer

	By:	/s/ J. Bradford Hanson
Name: J. Bradford Hanson
Title: Principal Financial and Accounting Officer