Form 10-Q
period 2011-09-30
NETREIT, INC.
filed 2011-11-14
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

At November 7, 2011, registrant had issued and outstanding 13,893,723 shares of its common stock, $0.01 par value.

Index

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)

ASSETS
Real estate assets, net	$130,214,202	$117,125,419
Lease intangibles, net	1,673,808	1,289,607
Land purchase option	1,370,000	1,370,000
Mortgages receivable and interest	1,032,818	920,216
Cash and cash equivalents	5,233,985	7,028,090
Restricted cash	690,204	299,042
Other real estate owned	2,178,532	2,178,532
Other assets, net	4,507,232	3,105,056

TOTAL ASSETS	$146,900,781	$133,315,962

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable	$58,568,164	$49,244,787
Accounts payable and accrued liabilities	3,796,512	3,499,118
Dividends payable	967,927	816,782
Total liabilities	63,332,603	53,560,687

Commitments and contingencies

Shareholders' equity:
Convertible series AA preferred stock, no par value, $25 liquidating preference, shares authorized: 1,000,000; no shares issued and outstanding liquidating value of $1,255,000	-	-
Common stock series A, $0.01 par value, shares authorized: 100,000,000; 13,665,722 and 12,429,878 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	136,657	124,298
Common stock series B, no par value, shares authorized: 1,000; no shares issued and outstanding	-	-
Additional paid-in capital	114,926,661	104,462,606
Dividends in excess of accumulated losses	(38,624,313)	(31,304,801)
Total shareholders' equity before noncontrolling interests	76,439,005	73,282,103
Noncontrolling interests	7,129,173	6,473,172
Total shareholders' equity	83,568,178	79,755,275

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$146,900,781	$133,315,962

See notes to condensed consolidated financial statements.

Index

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Rental income	$3,478,694	$2,540,074	$9,749,399	$6,857,016
Fee and other income	124,098	78,538	477,846	234,831
	3,602,792	2,618,612	10,227,245	7,091,847

Costs and expenses:
Rental operating costs	1,310,195	1,132,908	3,659,173	3,192,549
General and administrative	791,655	781,729	2,656,195	2,349,517
Depreciation and amortization	1,055,025	880,024	3,036,063	2,547,187
Total costs and expenses	3,156,875	2,794,661	9,351,431	8,089,253

Income (loss) from operations	445,917	(176,049)	875,814	(997,406)

Interest expense	(810,508)	(538,063)	(2,306,595)	(1,414,127)
Interest income	54,605	24,180	102,196	78,937
Loss on sale of real estate assets	(32,424)	-	(56,911)	-
Equity in earnings of real estate ventures	-	-	-	1,769

Net loss before noncontrolling interests	(342,410)	(689,932)	(1,385,496)	(2,330,827)

Income attributable to noncontrolling interests	75,187	60,896	301,305	155,391

Net loss	(417,597)	(750,828)	(1,686,801)	(2,486,218)

Preferred stock dividends	-	-	-	(34,447)

Net loss attributable to common shareholders	$(417,597)	$(750,828)	$(1,686,801)	$(2,520,665)

Loss per common share - basic and diluted:	$(0.03)	$(0.07)	$(0.13)	$(0.23)

Weighted average number of common shares outstanding	13,409,931	11,509,003	13,027,349	10,964,396

See notes to condensed consolidated financial statements.

Index

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended September 30, 2011
(Unaudited)

	Common Stock		Addit- ional Paid-in	Dividends in Excess of Accum- ulated	Total NetREIT, Inc Share- holders’	Non-cont- rolling
	Shares	Amount	Capital	Losses	Equity	Interests	Total

Balance, December 31, 2010	12,429,878	$124,298	$104,462,606	$(31,304,801)	$73,282,103	$6,473,172	$79,755,275

Sale of common stock, net of selling costs	980,295	9,803	7,965,767	-	7,975,570	-	7,975,570

Repurchase of common stock	(39,004)	(390)	(301,685)	-	(302,075)	-	(302,075)

Repurchase of common stock- related parties	(9,560)	(95)	(82,425)	-	(82,520)	-	(82,520)

Net (loss) income				(1,686,801)	(1,686,801)	301,305	(1,385,496)

Dividends (declared)/reinvested	101,398	1,014	961,344	(1,930,285)	(967,927)	-	(967,927)

Dividends (paid)/reinvested	200,599	2,006	1,902,877	(3,702,426)	(1,797,543)	-	(1,797,543)

Issuance of vested restricted stock	2,116	21	18,177	-	18,198	-	18,198

Contributed capital less distributions to noncontrolling interests	-	-	-	-	-	354,696	354,696

Balance, September 30, 2011	13,665,722	$136,657	$114,926,661	$(38,624,313)	$76,439,005	$7,129,173	$83,568,178

See notes to condensed consolidated financial statements.

Index

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net loss	$(1,686,801)	$(2,486,218)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,231,465	2,547,187
Stock compensation	312,540	243,405
Loss on sale of real estate assets	56,911	-
Bad debt expense	51,429	147,459
Equity in earnings of real estate ventures	-	(1,769)
Contributed capital less distributions of noncontrolling interests	354,696	(318,416)
Income attributable to noncontrolling interests	301,305	155,391
Other assets	(1,230,538)	(383,571)
Accounts payable and accrued liabilities	(15,145)	(12,760)
Net cash provided by (used in) operating activities	1,375,862	(109,292)

Cash flows from investing activities:
Real estate acquisitions	(23,230,017)	(15,653,167)
Acquisition of company	-	(300,000)
Proceeds on sale of real estate assets	6,566,951	-
Deposits on potential acquisitions	(150,000)	-
Purchase of notes receivable net of repayments	(112,602)	-
Restricted cash	(391,162)	11,001
Net cash used in investing activities	(17,316,830)	(15,942,166)

Cash flows from financing activities:
Proceeds from mortgage notes payable	17,501,890	7,925,000
Repayment of mortgage notes payable	(8,178,513)	(681,492)
Net proceeds from issuance of common stock	7,993,768	10,204,261
Repurchase of common stock	(302,075)	(62,934)
Repurchase of common stock - related parties	(82,520)	-
Redemption of preferred stock	-	(1,255,000)
Deferred stock issuance costs	(171,362)	(299,481)
Exercise of warrants	-	1,890
Exercise of stock options	-	2,000
Dividends paid	(2,614,325)	(2,084,884)
Net cash provided by financing activities	14,146,863	13,749,360

Additions to cash from consolidation of joint venture	-	269,152

Net decrease in cash and cash equivalents	(1,794,105)	(2,032,946)

Cash and cash equivalents:
Beginning of period	7,028,090	9,298,523

End of period	$5,233,985	$7,265,577

Supplemental disclosure of cash flow information:
Interest paid	$2,444,793	$1,411,426

Non-cash investing and financing activities:
Reclassification of investment in real estate ventures to real estate assets	$-	$21,188,400
Accrual of goodwill and related liability	$-	$1,032,000
Reinvestment of cash dividend	$2,867,241	$2,609,877
Accrual of dividends payable	$967,927	$751,228
Change in par value for Maryland reincorporation	$-	$85,343,431
Common Shares issued upon exercise of warrants	$-	$453,889

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

The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, retail, self-storage and residential properties located in the western United States. As of September 30, 2011, the Company owned or had an equity interest in nine office buildings (“Office Properties”) which total approximately 543,000 rentable square feet, four retail shopping centers and a 7-Eleven property (“Retail Properties”) which total approximately 171,000 rentable square feet, five self-storage facilities (“Self-Storage Properties”) which total approximately 487,000 rentable square feet, one 39 unit apartment building and 79 model homes owned by six limited partnerships  (“Residential Properties”).

The Company is the sole general partner of four limited partnerships: NetREIT 01 LP, NetREIT Palm Self-Storage LP, NetREIT Casa Grande LP and NetREIT Garden Gateway LP (the “NetREIT Partnerships”) and is the sole Managing Member in one limited liability company, Fontana Medical Plaza, LLC (“FMP”), each of which own income producing real estate investments.

In addition, the Company is a limited partner in six partnerships that purchase and leaseback model homes from home builders: Dubose Acquisition Partners II and Dubose Acquisition Partners III (“DAP II” and “DAP III”, respectively), “Dubose Model Home Income Fund #3, LTD.”, “Dubose Model Home Income Fund #4, LTD.”, “Dubose Model Home Income Fund #5, LTD.” (“DMHI Fund #3”, “DMHI Fund #4”, and “DMHI Fund #5”, respectively, and together the “Income Funds”), and NetREIT Dubose Model Home REIT, LP (“Dubose REIT LP”). The Company, through 100% ownership of Dubose Advisors LLC is also a general partner in Dubose Model Home Investors #201, LP. We refer to these partnerships as the “Dubose Partnerships”.

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

Index

In 2010, the Company formed a new subsidiary, NetREIT Advisors, LLC, (“NetREIT Advisors”), a wholly-owned Delaware limited liability company, and sponsored the formation of NetREIT Dubose Model Home REIT, Inc. (“NetREIT Dubose”), a Maryland corporation. NetREIT Dubose, a proposed REIT, invests in Model Homes it purchases from developers in transactions whereby the developer leases back the Model Home under a short term lease, typically one to three years in length. Upon expiration of the lease, NetREIT Dubose will seek to re-lease the Model Home until such time as it is able to sell the property. NetREIT Dubose owns substantially all of its assets and conducts its operations through an operating partnership called NetREIT Dubose REIT, LP, which is a wholly-owned Delaware limited partnership. NetREIT Advisors serves as advisor to NetREIT Dubose.

NetREIT Dubose is authorized to issue up to 25 million shares of $0.01 shares of stock. Of these authorized shares, 20 million are common stock and 5 million are preferred stock. As of September 30, 2011, there were approximately 223,000 shares outstanding of which approximately 83,000 have been issued to parties other than NetREIT, Inc.

NetREIT Advisors also provides management services to the 19 Model Home Partnerships, pursuant to rights under the management contracts assigned to it by DMHU. For these services, NetREIT Advisors receives ongoing management fees and has the right to receive certain other fees when the respective partnership sells or otherwise disposes of its properties.

In September 2010, the Company commenced three tender offers for the purchase of outstanding limited partnerships units of the Income Funds. The offerings closed effective November 30, 2010. The Company acquired approximately 74% of Income Fund #3 for $475,997 in cash and 39,827 shares for a total combined cost of $874,263. The Company acquired approximately 71% of Income Fund #4 for $343,074 in cash and 49,132 shares for a total combined cost of $834,394. The Company acquired approximately 67% of Income Fund #5 for $77,822 in cash and 23,931 shares for a total combined cost of $317,136. As a result of the Company acquiring control of these three limited partnerships, their financial statements have been included in the consolidated financial statements of the Company beginning December 31, 2010, including nine months of operations for the period ended September 30, 2011. There were no comparable results of operations for the nine months ended September 30, 2010.

In August 2011, the Company formed Dubose Advisors, LLC (“Dubose Advisors”) a wholly-owned Delaware limited liability company, and sponsored the formation of Dubose Model Home Investors #201, LP. (“201 Partnership”), a California limited partnership. Dubose Advisors is the general partner and advisor to the 201 partnership. The 201 Partnership will also invest in Model Homes it purchases from developers in transactions whereby the developer leases back the Model Home under a short term lease, typically one to three years in length similar to NetREIT Dubose. The Company has initially invested $250,000 to capitalize the 201 Partnership and has commenced raising $1,750,000 in outside investor capital through the sale of 35 limited partner units at $50,000 per unit. The 201 Partnership has been consolidated with the financial statements of the Company.

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the three and nine months ended September 30, 2011 and 2010. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements included in the Form 10-K.

Index

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of NetREIT and its 15 subsidiary entities, FMP, the NetREIT Partnerships, the Dubose Partnerships, NetREIT Advisors, Dubose Advisors and NetREIT Dubose. Reference to the “Company” herein includes these 15 subsidiary entities. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company classifies the noncontrolling interests in FMP, the 4 NetREIT Partnerships, and 6 of the 7 Dubose Partnerships as part of consolidated net loss in 2011 and 2010, and includes the accumulated amount of noncontrolling interests as a component of shareholders’ equity. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interest will be remeasured with the gain or loss reported in the statement of operations. Management has evaluated the noncontrolling interests and determined that they do not contain any redemption features.

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

Earnings and profits that determine the taxability of distributions to shareholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the nine months ended September 30, 2011 and the year ended December 31, 2010, all distributions were considered return of capital to the shareholders and therefore non-taxable.

The Company believes that it has met all of the REIT distribution and technical requirements for the nine months ended September 30, 2011 and the year ended December 31, 2010.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company could be subject to routine audits by taxing jurisdictions; however, there currently are no audits for any tax periods in progress.

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

The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in lease intangibles, net in the accompanying balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above market rents was $106,094 and $195,401 for the three and nine months ended September 30, 2011, respectively. There was no amortization of above market rents in the three and nine months ended September 30, 2010.

The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The value of above market rents are amortized against rental income over the terms of the respective leases. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $109,094 and $90,126 for the three months ended September 30, 2011 and 2010, respectively. Amortization related to these assets was $292,658 and $307,199 for the nine months ended September 30, 2011 and 2010, respectively.

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

As of September 30, 2011, management has concluded that there are 13 model home properties aggregating approximately $5.0 million which are considered as held for sale and are included in real estate assets. These homes have mortgage notes payable of approximately $2.6 million.

Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the three months ended September 30, 2011 and 2010, was $907,925 and $763,459, respectively. Depreciation expense for buildings and improvements for the nine months ended September 30, 2011 and 2010, was $2,645,112 and $2,160,645, respectively.

Impairment. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. For the year ended December 31, 2010 the Company determined that an impairment existed with respect to its Havana Parker Complex property and, further as a result, recorded an asset impairment of $1 million. As of September 30, 2011, management does not believe indicators of impairment were evident and, as such, no impairment charges were recognized.

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

The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Based on the review, no impairment was deemed necessary at December 31, 2010 and, as of September 30, 2011, management does not believe that any indicators of impairment were evident.

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2010 and, as of September 30, 2011, management does not believe that any indicators of impairment were evident.

Index

Other Real Estate Owned.  The Company acquired a property in Escondido, CA through foreclosure proceedings in May 2009. At the time we acquired title to the property we entered into an exclusive option with the borrower to sell the property back at our investment plus additional expenditures and interest charges through the date the original borrower purchased back the property. The option expired in late 2010. The Company has not actively engaged in the attempted sale of the property while management studies the best use options for the property.

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

Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and includes in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of September 30, 2011 and December 31, 2010.

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

Index

The following is a reconciliation of the denominator of the basic loss per common share computation to the denominator of the diluted loss per common share computations, for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average shares used for Basic EPS	13,409,931	11,509,003	13,027,349	10,964,396

Effect of dilutive securities:

Incremental shares from share-based compensation	—	—	—	—
Incremental shares from conversion of :
NetREIT 01 LP Partnership	—	—	—	—
NetREIT Casa Grande LP Partnership
NetREIT Palm LP Partnership	—	—	—	—
Garden Gateway LP Partnership
Incremental shares from warrants	—	—	—	—
Adjusted weighted average shares used for diluted EPS	13,409,931	11,509,003	13,027,349	10,964,396

____________
Weighted average shares from unvested restricted stock grants, shares from conversion of NetREIT 01 LP Partnership, Casa Grande LP Partnership, NetREIT Palm Self-Storage LP Partnership, NetREIT Garden Gateway LP Partnership and shares from stock purchase warrants with respect to a total of 974,292 and 966,074 shares of common stock for the three and nine months ended September 30, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

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

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, as of September 30, 2011 and December 31, 2010, does not have any assets or liabilities that were measured at fair value on a nonrecurring basis.

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

 Recently Issued Accounting Standards Updates. In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”).  ASU No. 2011-04 updates and further clarifies requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively.  The Company does not expect the adoption of ASU No. 2011-04 will have a material impact to its consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires the Company to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This ASU also requires the Company to disclose additional information related to credit quality indicators, past due information, information related to loans modified in a troubled debt restructuring and significant purchases and sales of financing receivables disaggregated by portfolio segment. ASU No. 2010-20 was initially effective for interim and annual periods ending on or after December 15, 2010. In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01”). ASU No. 2011-01 announced that it was deferring the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU No. 2010-20. The effective date for those disclosures will be concurrent with the effective date for proposed ASU No. 2010-20. The Company adopted ASU No. 2010-20 during the quarter ended September 30, 2011, in conjunction with the effective date of ASU No. 2011-02. The adoption of ASU No. 2010-20 requires additional disclosures, but does not have a material impact on the Company’s consolidated financial statements.

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

Subsequent Events. Management has evaluated subsequent events through the date that the accompanying financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Reclassifications. Certain reclassifications have been made to prior years consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of consolidated operations or stockholders’ equity.

Index

3. REAL ESTATE ASSETS AND LEASE INTANGIBLES

A summary of the twenty properties and seventy-nine model home properties owned by the Company as of September 30, 2011 is as follows:

Property Name	Date Acquired	Location	Square Footage	Property Description	Real estate assets, net (in thousands)
Casa Grande Apartments	April 1999	Cheyenne, Wyoming	29,250	Residential	$1,446.4
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	5,371.0
7-Eleven	September 2006	Escondido, California	3,000	Retail	1,287.8
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	115,052	Office	13,085.2
World Plaza	September 2007	San Bernardino, California	55,098	Retail	5,613.2
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	1,984.1
Sparky’s Palm Self-Storage	November 2007	Highland, California	50,250	Self Storage	4,627.2
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self Storage	7,193.1
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	8,719.3
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,512.4
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,557.4
Morena Office Center	January 2009	San Diego, California	26,784	Office	5,933.1
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	2,116.7
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,385.7
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self Storage	5,868.3
Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self Storage	2,727.5
Sparky’s Rialto Self-Storage	May 2010	Rialto, California	101,343	Self Storage	5,170.4
Genesis Plaza	August 2010	San Diego, California	57,685	Office	8,983.8
Dakota Bank Buildings	May 2011	Fargo, North Dakota	119,749	Office	8,886.0
Yucca Valley Retail Center	September 2011	Yucca Valley, California	85,996	Retail	6,515.0
NetREIT, Inc properties					108,983.6

14 model home properties	Various in 2009	CA and NV	34,320	Residential	5,647.6

48 model home properties	Various in 2010 & 2011	CA, AZ, OR, WA, TX, SC, NC, ID and FL	199,947	Residential	11,024.8

17 model home properties, held in income funds	Various 2003-2008	TX, WA, OH, NC, NV, CA, NJ and MI	37,389	Residential	4,558.2
Model home properties					21,230.6

		Total real estate assets, net			$130,214.2

Index

A summary of the eighteen properties and seventy four model home properties owned by the Company as of December 31, 2010 is as follows:

Property Name	Date Acquired	Location	Square Footage	Property Description	Real estate assets, net (in thousands)
Casa Grande Apartments	April 1999	Cheyenne, Wyoming	29,250	Residential	$1,500.0
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	5,469.8
7-Eleven	September 2006	Escondido, California	3,000	Retail	1,304.0
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	115,052	Office	13,088.5
World Plaza	September 2007	San Bernardino, California	55,098	Retail	5,716.8
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	1,989.2
Sparky’s Palm Self-Storage	November 2007	Highland, California	50,250	Self Storage	4,712.2
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self Storage	7,322.7
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	8,849.0
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,592.5
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,623.5
Morena Office Center	January 2009	San Diego, California	26,784	Office	6,069.7
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	2,170.6
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,451.9
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self Storage	5,976.1
Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self Storage	2,755.6
Sparky’s Rialto Self-Storage	May 2010	Rialto, California	101,343	Self Storage	4,830.3
Genesis Plaza	August 2010	San Diego, California	57,685	Office	9,053.6
NetREIT, Inc properties					94,476.0

19 model home properties	Various in 2009	CA and NV	47,637	Residential	7,483.8

26 model home properties	Various in 2010	CA, AZ, OR, WA and TX	62,349	Residential	5,654.9

29 model home properties, held in income funds	Various 2003-2008	TX, AZ, WA, OH, NC, NV, NJ and MI	69,907	Residential	9,510.7
Model home properties					22,649.4

		Total real estate assets, net			$117,125.4

Index

The following table sets forth the components of the Company’s real estate assets:

	September 30, 2011	December 31, 2010
Land	$26,179,319	$22,413,950
Buildings and other	109,281,490	98,639,739
Tenant improvements	5,285,963	4,147,535
	140,746,772	125,201,224
Less:
Accumulated depreciation and amortization	(10,532,570)	(8,075,805)
Real estate assets, net	$130,214,202	$117,125,419

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

In August 2011, NetREIT Dubose acquired eight model home properties in Texas, Florida, North Carolina and South Carolina and leased them back to the home builder. The purchase price for the properties was approximately $1.9 million. NetREIT Dubose paid the purchase price through a cash payment of approximately $1.0 million and eight promissory notes totaling approximately $0.90 million.

In September 2011, the Company acquired the Yucca Valley Retail Center for the purchase price of approximately $6.8 million. The Property is a neighborhood shopping center complex built in approximately 1978 consisting of five separate parcels. The Property consists of approximately 86,000 rentable square feet and is currently 93% leased and anchored by a national chain grocery store. The Company paid the purchase price through a cash payment of approximately $3.5 million and assumed a loan secured by the property of approximately $3.3 million with an interest rate of 5.62%.

The Company disposed of the following properties in 2011:

During the nine months ended September 30, 2011, NetREIT Dubose disposed of eighteen model home properties. The sales price aggregated approximately $6.6 million and approximately $4.4 million in mortgage notes payable were retired in connection with these sales.

Index

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

Index

The Company allocated the purchase price of the properties acquired during the nine months ended September 30, 2011 as follows:

	Land	Buildings and other	Tenant Improvements	In-place Leases	Above Market Leases	Below Market Leases	Total Purchase Price
Model Home Properties	$925,120	$4,721,260	$-	$-	$-	$	$5,646,380

Sparky's Rialto Self-Storage	415,000	-	-	-	-		415,000

Dakota Bank Building	832,000	8,123,461	131,982	45,186	442,371		9,575,000

Yucca Valley Retail Center	2,445,331	3,549,162	520,485	819,979	274,168	(841,425)	6,767,700

The Company allocation of properties sold during the nine months ended September 30, 2011 is as follows:

	Land	Buildings and other	Accumulated Depreciation	Net Book Value
Model Home Properties	$852,083	$5,960,113	$188,345	$6,623,851

The Company allocated the purchase price of the properties acquired during the twelve months ended December 31, 2010 as follows:

	Land	Buildings and other	Tenant Improvements	In-place Leases	Leasing Costs	Above Market Leases	Total Purchase Price
Sparky's Rialto Self-Storage	$1,055,000	$3,820,000	$-	$-	$-	$-	$4,875,000

Genesis Plaza	1,400,000	7,543,510	200,954	219,070	247,774	388,692	10,000,000

Model Home Properties	1,043,097	4,630,953	-	-	-	-	5,674,050

Index

Lease Intangibles

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	September 30, 2011			December 31, 2010
	Lease intangibles	Accumulated amortization	Lease intangibles, net	Lease intangibles	Accumulated amortization	Lease intangibles, net
In-place leases	$1,875,589	$(728,116)	$1,147,473	$1,031,792	$(558,854)	$472,938
Leasing costs	1,047,837	(547,135)	500,702	894,487	(423,738)	470,749
Tenant relationships	332,721	(332,721)	-	332,721	(332,721)	-
Below-market leases	(841,425)	-	(841,425)	-	-	-
Above-market leases	1,105,231	(238,173)	867,058	388,692	(42,772)	345,920

	$3,519,953	$(1,846,145)	$1,673,808	$2,647,692	$(1,358,085)	$1,289,607

As of September 30, 2011, the estimated aggregate amortization expense for the three months ended  December 31,2011 and each of the five succeeding fiscal years and thereafter is as  follows:

Estimated Aggregate Amortization Expense
Three month period ending December 31, 2011	$283,085
2012	931,899
2013	431,619
2014	336,659
2015	240,582
Thereafter	(550,036)
$1,673,808

The weighted average amortization period for the intangible assets, in-place leases, leasing costs, tenant relationships above and below-market leases acquired as of September 30, 2011 was 23.2 years.

Index

4. MORTGAGE NOTES PAYABLE

Mortgage notes payable as of September 30, 2011 and December 31, 2010  consisted of the following:

	September 30, 2011	December 31, 2010
Mortgage note payable in monthly installments of $24,330 through July 1, 2016, including interest at a fixed rate of 6.51%, collateralized by the Havana/Parker Complex property.	$3,261,599	$3,323,714

Mortgage note payable in monthly installments of $71,412 through April 5, 2014, including interest at a fixed rate of 6.08%; collateralized by the leases and office buildings of the Garden Gateway Plaza property. Certain obligations under the note are guaranteed by the executive officers.	9,602,474	9,823,854

Mortgage note payable in monthly installments of $27,088 through February 1, 2012, including interest at a fixed rate of 5.31%; collateralized by the World Plaza property.	3,101,205	3,231,661

Mortgage note payable in monthly installments of $25,995 through September 1, 2015, including interest at a fixed rate of 6.5%; collateralized by the Waterman Plaza property.	3,639,996	3,700,953

Mortgage note payable in monthly installments of $28,842 through March 1, 2034, including interest at a variable rate ranging from 5.5% to 10.5%; with a current rate of 5.5% collateralized by the Sparky’s Thousand Palms Self-Storage property.	4,457,206	4,539,478

Mortgage note payable in monthly installments of $9,432 through December 18, 2016, including interest at a fixed rate of 5.00%; collateralized by the Sparky’s Hesperia East Self-Storage property.	1,697,177	1,717,059

Mortgage note payable in monthly installments of $17,226 through May 3, 2015, including interest at a fixed rate of 5.00%; monthly installments of $19,323 from June 3, 2012, including interest at 6.25% to maturity, collateralized by the Sparky’s Rialto Self-Storage property.	2,836,313	2,887,597

Mortgage note payable in monthly installments of $28,219 through September 1, 2015, including interest at a fixed rate of 4.65%; collateralized by the Genesis Plaza property.	4,882,316	4,973,365

Mortgage note payable in monthly installments of $6,638 through July 1, 2018, including interest at a fixed rate of 5.80%; collateralized by the Casa Grande Apartment property (1).	1,045,415	-

Mortgage note payable in monthly installments of $26,962 through July 1, 2025, including interest at a fixed rate of 5.79% through July 1, 2018; collateralized by the Executive Office Park property.	4,586,183	-

Mortgage note payable in monthly installments sufficient to amortize the note on a 25 year schedule and the current month interest charge (currently, approximately $36,200), interest at a variable rate of 3.0% over the one month libor with a floor of 5.75% and a ceiling of 9.75% through May 31, 2016; collateralized by the Dakota Bank Building property.	5,666,052	-

Mortgage note payable in monthly installments of $23,919 through May 11, 2015, including interest at a fixed rate of 5.62%; collateralized by the Yucca Valley Retail Center.	3,328,700	-

Subtotal, NetREIT, Inc. properties	48,104,636	34,197,681

Mortgage notes payable in monthly installments of $25,416 through February 10, 2012, including interest at a fixed rate of 5.50%; collateralized by 11 model home properties.	2,233,666	2,937,316

Mortgage notes payable in monthly installments of $10,001 through September 18, 2012, including interest at a fixed rate of 6.50%; collateralized by 2 model home properties.	880,676	1,873,193

Mortgage notes payable in monthly installments of $3,767 through September 15, 2012, including interest at a fixed rate of 5.75%; collateralized by 4 model home properties.	433,232	447,822

Mortgage notes payable in monthly installments of $19,792 through December 15, 2015, including interest at a fixed rate of 5.75%; collateralized by 22 model home properties.	2,231,148	2,374,881

Mortgage notes payable in monthly installments of $4,308 maturity date of October 5, 2011, including interest at a fixed rate of 2.38%; collateralized by 1 model home property.(2)	580,282	2,583,323

Mortgage notes payable in monthly installments of $6,984 maturities varying from October 5, 2011 to March 5, 2012, including interest at fixed rates from 2.38%, to 2.55%; collateralized by 3 model home properties.(2)	759,163	1,994,260

Mortgage notes payable in monthly installments of $3,857 maturities varying from October 5, 2011 to December 5, 2011, including interest at fixed rates from 6.36%, to 7.16%; collateralized by 2 model home properties.(2)	567,855	2,836,311

Mortgage notes payable in monthly installments of $23,686 maturities varying from February 15, 2016 to August 15, 2016, including interest at fixed rates from 5.75%, to 6.30%; collateralized by 23 model home properties.	2,777,506	-

Subtotal, model home properties	10,463,528	15,047,106

	$58,568,164	$49,244,787

(1)
The Company established a separate purpose entity to be the legal borrower under this real estate note  and mortgage and security agreement. NetREIT has guaranteed this note with full recourse liability under the loan.

(2)	The Company is working with the lender to extend the maturity dates of these loans.

Index

As of September 30, 2011, The Company is in compliance with all conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable as of September 30, 2011 are as follows:

Years Ending:	NetREIT, Inc. Principal Payments	Model Home Properties Principal Payments	Scheduled Principal Payments
Three month period ending December 31, 2011	$204,591	$2,153,716	$2,358,307
2012	4,105,285	3,324,604	7,429,889
2013	1,090,311	269,649	1,359,960
2014	9,807,428	285,352	10,092,780
2015	13,983,836	2,306,630	16,290,466
Thereafter	18,913,185	2,123,577	21,036,762
Total	$48,104,636	$10,463,528	$58,568,164

Index

5. RELATED PARTY TRANSACTIONS

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to C.I. Holding Group, Inc. and Subsidiaries (“CI”), a small shareholder in the Company that is approximately 35% owned by the Company’s executive management. Total rents charged and paid by these affiliates was approximately $14,281 and $12,487 for the three months ended September 30, 2011 and 2010, respectively. Total rents charged and paid by these affiliates was approximately $42,842 and $37,460 for the nine months ended September 30, 2011 and 2010, respectively.

The Company has entered into a property management agreement with CHG Properties, Inc. (“CHG”), a wholly-owned subsidiary of CI, to manage all of its properties at rates up to 5% of gross income. During the three months ended September 30, 2011 and 2010, the Company paid CHG total management fees of $167,774 and $103,000, respectively. During the nine months ended September 30, 2011 and 2010, the Company paid CHG total management fees of $375,482 and $295,770, respectively.

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

The value of the nonvested shares was calculated based on the offering price of the shares in the most recent private placement offering of $10 adjusted for stock dividends since granted and assumed selling costs. The value of granted nonvested restricted stock issued during the nine months ended September 30, 2011 totalled $448,400 which is calculated using the current private placement offering of $10 adjusted for estimated selling costs. The value of granted nonvested restricted stock issued during the nine months ended September 30, 2010 totalled $461,100. During the three months ended September 30, 2011 and 2010, $93,300 and $71,100 were recorded as compensation expense. During the nine months ended September 30, 2011 and 2010, $312,540 and $243,405, were recorded as compensation expense. The remaining 106,160 nonvested restricted shares will vest in equal installments over the next two to four years.

A table of non-vested restricted shares granted and vested since December 31, 2009 is as follows:

Balance, December 31, 2009	45,858
Granted	53,617
Vested	(37,547)
Cancelled	(286)
Balance, December 31, 2010	61,642
Granted	52,139
Vested	(2,116)
Cancelled	(5,505)
Balance, September 30, 2011	106,160

Dividends. During the nine months ended September 30, 2011 and 2010, the Company declared dividends of $5,637,711  and $4,797,452, respectively, or $0.572 per share on an annualized basis.  As the Company reported net losses in both of these quarters, and on a cumulative basis, these cash dividends represent a return of capital to the stockholders rather than a distribution of earnings. The Company paid cash dividends on the Series AA Preferred Stock of $34,447 in the nine month period ended September 30, 2010. The Series AA shares were redeemed In May 2010.

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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Office Properties:
Rental income	$1,805,195	$1,349,163	$4,904,303	$3,618,135
Property and related expenses	729,139	603,810	1,983,374	1,723,149
Net operating income, as defined	1,076,056	745,353	2,920,929	1,894,986
Equity in earnings from real estate ventures	-	-	-	(22,378)

Residential Properties:
Rental income	743,916	329,051	2,312,771	820,716
Property and related expenses	98,169	43,008	241,095	128,607
Net operating income, as defined	645,747	286,043	2,071,676	692,109
Equity in earnings from real estate ventures	-	-	-	24,147

Retail Properties:
Rental income	476,382	420,823	1,315,648	1,247,565
Property and related expenses	143,120	149,836	387,736	397,783
Net operating income, as defined	333,262	270,987	927,912	849,782

Self Storage Properties:
Rental income	577,299	519,575	1,694,523	1,405,431
Property and related expenses	339,767	336,254	1,046,968	943,010
Net operating income, as defined	237,532	183,321	647,555	462,421

Mortgage loan activity:
Interest income	45,925	14,900	78,895	44,214

Reconciliation to Net Income Available to Common Shareholders:
Total net operating income, as defined, for reportable segments	2,338,522	1,500,604	6,646,967	3,945,281
Unallocated other income:
Total other income	8,680	9,280	23,301	34,723
Loss on sale of real estate assets	(32,424)	-	(56,911)	-
General and administrative expenses	791,655	781,729	2,656,195	2,349,517
Interest expense	810,508	538,063	2,306,595	1,414,127
Depreciation and amortization	1,055,025	880,024	3,036,063	2,547,187
Net loss before noncontrolling interests	(342,410)	(689,932)	(1,385,496)	(2,330,827)
Noncontrolling interests	75,187	60,896	301,305	155,391
Net loss	(417,597)	(750,828)	(1,686,801)	(2,486,218)
Preferred stock dividends	-	-	-	(34,447)
Net loss attributable to common shareholders	$(417,597)	$(750,828)	$(1,686,801)	$(2,520,665)

Index

	September 30,	December 31,
	2011	2010

Assets:
Office Properties:
Land, buildings and improvements, net (1)	$61,244,770	$52,809,840
Total assets (2)	63,040,599	53,999,471

Residential Property:
Land, buildings and improvements, net (1)	22,676,977	24,149,325
Total assets (2)	23,660,843	25,922,496

Retail Properties:
Land, buildings and improvements, net (1)	23,749,875	17,228,980
Total assets (2)	24,763,606	17,467,113

Self Storage Properties:
Land, buildings and improvements, net (1)	25,586,388	25,596,881
Total assets (2)	25,656,541	25,876,852

Mortgage loan activity:
Mortgage receivable and accrued interest	1,032,818	920,216
Total assets	1,032,818	920,216

Reconciliation to Total Assets:
Total assets for reportable segments	138,154,407	124,186,148
Other unallocated assets:
Cash and cash equivalents	5,233,985	7,028,090
Other assets, net	3,512,389	2,101,724
Total Assets	$146,900,781	$133,315,962
____________
(1)  Includes lease intangibles and the land purchase option related to property acquisitions.

(2)  Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

Index

	Nine Months Ended September 30,
	2011	2010
Capital Expenditures:(1)
Office Properties:
Acquisition of operating properties	$9,575,000	$10,000,000
Capital expenditures and tenant improvements	766,751	648,895

Residential Property:
Acquisition of operating properties	5,646,380	-

Retail Properties:
Acquisition of operating properties	6,767,700
Capital expenditures and tenant improvements	56,886	89,559

Self-Storage Properties:
Acquisition of raw land	415,000	4,875,000
Capital expenditures and tenant improvements	2,300	39,713

Acquisition of operating properties, net	22,404,080	14,875,000
Capital expenditures and tenant improvements	825,937	778,167
Total real estate investments	$23,230,017	$15,653,167
____________
(1)  Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

8. SUBSEQUENT EVENTS

Stock Dividend.  In November 2011, the Company announced a 5% dividend payable in Company common stock to shareholders of record on December 2, 2011. Beginning with the financial statements issued after December 31, 2011, all loss per share calculations will be based on shares adjusted for the stock dividend as if the shares were issued at the beginning of the first period presented.

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

Index

FACTORS THAT MAY INFLUENCE FUTURE RESULTS OF OPERATIONS

Growth and Expansion. During the last three years, we have completed the acquisition of twelve income producing properties, forty model home properties and invested in five income producing real estate partnerships with investments in model home properties.  We built our operational and administrative infrastructure, including hiring a staff of quality employees, to give us the capability to become a large real estate investing company as well as having the resources to deal with the additional burden of compliance with the SEC rules and regulations. On March 1, 2010, the Company acquired the assets and six employees of DMHU. Later in the year 2010, the Company formed NetREIT Advisors and transferred the four remaining DMHU employees to this newly formed LLC. NetREIT Advisors began managing and serving as external advisor to NetREIT Dubose. NetREIT Advisors’ general and administrative expenses are currently approximately $60,000 per month.  NetREIT Advisors generated fees of approximately $132,000 and $350,000 during the three months and nine months ended September 30, 2011, respectively. NetREIT Dubose will continue to make additional property acquisitions and we expect revenues less rental operating costs to increase at a far greater rate than our general and administrative costs. Therefore, we anticipate that our net loss will decline and will result in net income in the future.

During the last three years we experienced rapid growth, having increased capital by approximately 94.4% to $83.6 million at September 30, 2011 from approximately $43 million at September 30, 2008. Our investment portfolio, consisting of real estate assets, lease intangibles, investment in real estate ventures, land purchase option and mortgages receivable, have increased by 102% to approximately $136.5 million at September 30, 2011 from $67.5 million at September 30, 2008. The primary source of the growth in the portfolio during these three years was attributable to the issuance of common shares of approximately $51 million and from proceeds from mortgage notes payable, net of principal repayments, of approximately $44 million.

Economic Outlook

The United States has shown a slow recovery from the recession that began in 2007. The current economic environment is characterized by increased residential housing foreclosures and an oversupply of homes available for purchase, depressed commercial real estate valuations, weak consumer spending, employment anxiety and concerns of inflation and higher interest rates. In general, US Corporations’ net income and investment seem to be improving. However, the housing sector and finance have so far not significantly improved. We believe that the pace of this recovery will likely be slow and disjointed. Full recovery will need increasing job growth, but it will not be consistent across industries, geographies or periods of the year causing an uneven tempo of growth.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States (the “U.S.”) from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2011, we owned or had a controlling interest in nine Office Properties which total approximately 543,000 rentable square feet, five Retail Properties which total approximately 171,000 rentable square feet, five Self-Storage Properties which total approximately 487,000 rentable square feet, one Residential Property and 79 model home properties.

NetREIT’s properties are located primarily in Southern California, Colorado and North Dakota with a single property located in Wyoming. Our model home properties are located in fourteen states throughout the United States. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year, or has been operating for three years. Our geographical clustering of assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas. Most of our office and retail properties are leased to a variety of tenants ranging from small businesses to large public companies, many of which do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having net leases that require the tenant to pay all of the operating expense (Net, Net, Net Leases) or pay increases in operating expenses over specific base years.

Index

Most of our office leases are for terms of 3 to 5 years with annual rental increases built into such leases. In general, we have been experiencing decreases in rental rates in many of our submarkets due to continuing recessionary conditions and other related factors when leases expire and are extended. We cannot give any assurance that as the older leases expire or as we add new tenants that rental rates will be equal to or above the current market rates. Also, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have a negative effect on our future financial condition, results of operations and cash flow.

The Residential Properties are rented on a short term basis of less than six months for our apartment property and typically 2 to 3 years for our model home leases. The Self-Storage Properties are rented pursuant to rental agreements that are for no longer than 6 months. The Self-Storage Properties are located in markets having other self-storage properties. Competition with these other properties will impact our operating results of these properties, which depends materially on our ability to timely lease vacant self-storage units, to actively manage unit rental rates, and our tenants’ ability to make required rental payments. To be successful, we must be able to continue to respond quickly and effectively to changes in local and regional economic conditions by adjusting rental rates of these properties within their regional market in Southern California. We depend on advertisements, flyers, websites, etc. to secure new tenants to fill any vacancies.

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

Earnings and profits that determine the taxability of distributions to shareholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the year ended December 31, 2010, all distributions were considered return of capital to the shareholders and therefore non-taxable.

We believe that we have met all of the REIT distribution and technical requirements for the nine months ended September 30, 2011 and for the year ended December 31, 2010.

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

Index

The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in lease intangibles, net in the accompanying balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above market rents was $106,094 and $195,401 for the three and nine months ended September 30, 2011, respectively. There was no amortization of above market rents in the three and nine months ended September 30, 2010.

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

The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The value of above market rents are amortized against rental income over the terms of the respective leases. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $109,094 and $90,126 for the three months ended September 30, 2011 and 2010, respectively. Amortization related to these assets was $292,658 and $307,199 for the nine months ended September 30, 2011 and 2010, respectively.

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

As of September 30, 2011, management has concluded that there are 13 model home properties aggregating approximately $5.0 million which are considered as held for sale and are included in real estate assets. These homes have mortgage notes payable of approximately $2.6 million.

Index

Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the three months ended September 30, 2011 and 2010, was $907,925 and $763,459, respectively. Depreciation expense for buildings and improvements for the nine months ended September 30, 2011 and 2010, was $2,645,112 and $2,160,645, respectively.

Impairment. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. For the year ended December 31, 2010 the Company determined that an impairment existed with respect to its Havana Parker Complex property and, as a result, recorded an asset impairment of $1 million. As of September 30, 2011, management does not believe indicators of impairment were evident and as such, no impairment charges were recognized.

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

We are required to perform a test for impairment of other definite and indefinite lived intangible assets at least annually, and more frequently as circumstances warrant. Our testing date is the end of our calendar year. Based on our current reviews, no impairment was deemed necessary at December 31, 2010 and, as of September 30, 2011, management does not believe that any indicators of impairment were evident.

Index

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2010 and, as of September 30, 2011, management does not believe that any indicators of impairment were evident.

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

Under the equity method, our investment in real estate ventures is stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on our ownership interest in the earnings of each of the unconsolidated real estate ventures. For the purposes of presentation in the statement of cash flows, we follow the “look through” approach for classification of distributions from joint ventures. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture’s sale of assets) in which case it is reported as an investing activity. Management assesses whether there are any indicators that the value of our investments in unconsolidated real estate ventures may be impaired when events or circumstances indicate that there may be an impairment. An investment is impaired if management’s estimate of the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is considered to be other than temporary, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. The Company did not have any investments in real estate ventures accounted for under the equity method during the nine months ended September 30, 2011 and had three investments in real estate ventures accounted for under the equity method in the first two months of the nine months ended September 30, 2011. No impairment charges related to investments in real estate ventures were recognized over the periods the Company had these assets.

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

Certain of our leases currently contain rental increases at specified intervals. We record as an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts, we record a direct write-off of the specific rent receivable. No such reserves related to deferred rent receivables have been recorded as of September 30, 2011 or December 31, 2010.

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

In May 2010, the Company completed the acquisition of Sparky’s Rialto located in Rialto, California. The purchase price was $4.9 million. The Company paid the purchase price through a cash payment of approximately $2.0 million and a promissory note in the amount of approximately $2.9 million. The property consists of approximately 7.5 acres of land, 101,343 rentable square feet and approximately 771 self storage units. There are three and nine months results of operations included for the three months and the nine months ended September 30, 2011. There are three and four month’s results of operations included in the three and nine months ended September 30, 2010.

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

In August, 2010, the Company completed the acquisition of Genesis Plaza. The purchase price was $10.0 million The Company paid the purchase price through a cash payment of $5.0 million and a new mortgage loan with an insurance company secured by the Property of $5.0 million. The loan bears interest at 4.65% with a 25 year amortization schedule and a maturity date of August, 24, 2015 that may be extended for an additional 5 years at the lender’s discretion subject to a change in the interest rates and other terms of the agreement. The Property is a four-story suburban office building built in 1988 and located in the Kearny Mesa submarket of San Diego, California, consisting of 57,685 rentable square feet. There are three and nine months results of operations included for the three months and the six months ended September 30, 2011. There are one month’s results of operations included in the three and nine months ended September 30, 2010.

In October 2010, NetREIT Dubose acquired four model home properties in Arizona and leased them back to the developer. The purchase price for the properties was $0.9 million. The Company paid the purchase price through a cash payment of $0.45 million and four promissory notes totaling $0.45 million. There are three and nine months results of operations included for the three months and the nine months ended September 30, 2011. There are no results of operations included in the three and nine months ended September 30, 2010.

In October 2010, NetREIT Dubose acquired ten model home properties in Oregon, Idaho and Washington and leased them back to the developer. The purchase price for the properties was $6.1 million. The Company paid the purchase price through a cash payment of $3.05 million and ten promissory notes totaling $3.05 million. There are three and nine months results of operations included for the three months and the nine months ended September 30, 2011. There are no results of operations included in the three and nine months ended September 30, 2010.

In December 2010, NetREIT Dubose acquired twelve model home properties in Texas and leased them back to the developer. The purchase price for the properties was $2.9 million. The Company paid the purchase price through a cash payment of $1.45 million and ten promissory notes totaling $1.45 million. There are three and nine months results of operations included for the three months and the nine months ended September 30, 2011. There are no results of operations included in the three and nine months ended September 30, 2010.

In November 2010, the Company completed its tender offer for the purchase of outstanding partnership units of the three Income Funds. The tender resulted in the Company acquiring 73.6%, 70.5% and 66.6% of the outstanding units of DMHI Fund #3, DMHI Fund #4 and DMHI Fund #5, respectively through the issuance of 112,890 shares of common stock and $896,893 in cash. These funds own a total of 29 model home properties. There are three and nine months results of operations included for the three months and the nine months ended September 30, 2011. There are no results of operations included in the three and nine months ended September 30, 2010.

In January 2011, NetREIT Dubose acquired two model home properties in Texas and leased them back to the home builder. The purchase price for the properties was $0.45 million. The Company paid the purchase price through a cash payment of $0.23 million and two promissory notes totaling $0.22 million. There are three and approximately eight months results of operations included for the three months and the nine months ended September 30, 2011. There are no results of operations included in the three and nine months ended September 30, 2010.

In February 2011, NetREIT Dubose acquired five model home properties in California and leased them back to the home builder. The purchase price for the properties was $1.5 million. The Company paid the purchase price through a cash payment of $0.75 million and five promissory notes totaling $0.75 million. There are three and approximately seven months results of operations included for the three months and the nine months ended September 30, 2011. There are no results of operations included in the three and nine months ended September 30, 2010.

Index

In March 2011, NetREIT Dubose acquired four model home properties in South Carolina, Florida and Texas and leased them back to the home builder. The purchase price for the properties was $1.0 million. The Company paid the purchase price through a cash payment of $0.50 million and four promissory notes totaling $0.50 million. There are three months results of operations included in the three months ended September 30, 2011 and six months results of operations included for the nine months ended September 30, 2011. There are no results of operations included in the three and nine months ended September 30, 2010.

In May 2011, the Company acquired vacant land consisting of approximately 3 acres adjacent to its Sparky’s Rialto Self-Storage facility for approximately $0.4 million paid in cash. The Company intends to use the land for additional motor home parking or for other purposes.

In May 2011, the Company acquired the Dakota Bank Buildings for the purchase price of approximately $9.6 million. The Property is a six-story, two building office complex built in 1981 and 1986 located on 1.58 and consists of approximately120,000 rentable square feet acres in downtown Fargo, North Dakota. The Company made a down payment of approximately $3.875 million and financed the remainder of the purchase price through a monthly adjustable rate mortgage with interest at 3.0% over the one month Libor with an interest rate floor of 5.75% and ceiling of 9.75%. There are three months results of operations included in the three months ended September 30, 2011 and four months results of operations included for the nine months ended September 30, 2011. There are no results of operations included in the three and nine months ended September 30, 2010.

In June 2011, NetREIT Dubose acquired three model home properties in Texas and leased them back to the home builder. The purchase price for the properties was approximately $0.60 million. NetREIT Dubose paid the purchase price through a cash payment of approximately $0.30 million and three promissory notes totaling approximately $0.30 million. There are three months results of operations included in the three months and nine months ended September 30, 2011. There are no results of operations included in the three and nine months ended September 30, 2010.

In August 2011, NetREIT Dubose acquired eight model home properties in Texas, Florida, North Carolina and South Carolina and leased them back to the home builder. The purchase price for the properties was approximately $1.9 million. NetREIT Dubose paid the purchase price through a cash payment of approximately $1.0 million and eight promissory notes totaling approximately $0.90 million. There are one month results of operations included in the three months and nine months ended September 30, 2011. There are no results of operations included in the three and nine months ended September 30, 2010.

In September 2011, the Company acquired the Yucca Valley Retail Center for the purchase price of approximately $6.8 million. The Property is a neighborhood shopping center complex built in approximately 1978 consisting of five separate parcels. The Property consists of approximately 86,000 rentable square feet and is currently 93% leased and anchored by a national chain grocery store. The Company paid the purchase price through a cash payment of approximately $3.5 million and assumed a loan secured by the property of approximately $3.3 million with an interest rate of 5.62%. There is a partial month results of operations included in the three months and nine months ended September 30, 2011. There are no results of operations included in the three and nine months ended September 30, 2010.

The Company disposed of the following properties in 2011:

During the nine months ended September 30, 2011, NetREIT Dubose disposed of eighteen model home properties. The sales price aggregated approximately $6.6 million and approximately $4.4 million in mortgage notes payable were retired in connection with these sales.

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

In October 2006 we terminated our offering of Series AA Preferred Stock and Units, and we commenced a new offering of up to $200 million in shares of our common stock at a price of $10.00 per share. Net proceeds received from these offerings, after commissions, due diligence fees, and syndication expenses, were approximately $10.2 million in 2010 and $8.0 million for the nine months ended September 30, 2011. The net proceeds were primarily used to acquire properties and to expand our administrative staff and support capabilities to levels commensurate with our increasing assets and staff requirements. The Company recently announced that capital raising activities under the current offering will close effective December 31, 2011.

Index

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010.

Revenues

Rental and fee income was $3,602,792 for the three months ended September 30, 2011, compared to $2,618,612 for the same period in 2010, an increase of $984,180, or 37.6%. The increase in rental income as reported in 2011 compared to 2010 is primarily attributable to:

•
The addition of the 4 properties acquired in 2010 and 2011 and the addition of the model home properties which generated an additional $1,027,532 of rent and fee income, including approximately $85,000 in fee income from the Dubose Partnerships, in the three month period ended September 30, 2011 compared to the same period in 2010; and

•
A decrease in the three month period ended September 30, 2011 of $43,353 for properties owned for the full three month periods in each year primarily due to tenants renewing with new leases at lower rents in our largest office building.

Overall rental and fee revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2010 and 2011 for an entire year and future acquisitions of real estate assets.

Interest income was $54,605 for the three month period ended September 30, 2011, compared to $24,180 for the same period in 2010, an increase of $30,425, or 125.8%. The increase was primarily attributable to purchasing a note receivable at a discount in the current year and an increase in cash balances in 2011 that were invested in interest bearing accounts.

Rental Operating Expenses

Rental operating expenses were $1,310,195 for the three month period ended September 30, 2011 compared to $1,132,908 for the same period in 2010, an increase of $177,287, or 15.7%. The increase in operating expenses year over year is primarily attributable to the same reasons that rental revenue increased. Rental operating costs as a percentage of rental income was 36.4% and 43.3% for the three months ended September 30, 2011 and 2010, respectively. The decrease in operating costs as a percentage of revenue is primarily due to the addition of the model home properties that are rented on a triple net basis.

Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Interest Expense

Interest expense, including amortization of deferred finance charges, increased by $272,445, or 50.6% during the three month period ended September 30, 2011 compared to the same period in 2010.  The primary reason for the increase is the mortgage debt additions related to the acquisition of Sparky’s Rialto Self-Storage, Genesis Plaza, the Dakota Bank Buildings and the model home properties. In addition, in late June 2011, the Company refinanced its Casa Grande Apartments and Executive Office Park properties to raise additional cash for anticipated acquisitions.

The weighted average interest rate as of September 30, 2011 was 5.64% compared to 5.69% as of September 30, 2010.

Index

The following is a summary of our interest expense on loans by property for the three months ended September 30, 2011 and 2010:

	Date Acquired/Financed	2011	2010

Havana/Parker Complex	June 2006	$54,472	$55,690
Garden Gateway Plaza	March 2007	146,644	150,621
World Plaza	September 2007	41,521	43,573
Waterman Plaza	August 2008	59,352	60,522
Sparky’s Thousand Palms Self-Storage	August 2009	61,518	62,857
Sparky’s Hesperia East Self-Storage	December 2009	21,713	21,538
Dubose Acquisition Partners II, LP	March 2010	29,250	45,282
Dubose Acquisition Partners III, LP	March 2010	17,285	28,162
Sparky’s Rialto Self-Storage	May 2010	36,392	37,152
Genesis Plaza	August 2010	56,972	24,471
Dubose Model Home Income Fund #3, LTD (1)	December 2010	(21,520)	-
Dubose Model Home Income Fund #4, LTD (1)	December 2010	(11,186)	-
Dubose Model Home Income Fund #5, LTD	December 2010	30,465	-
NetREIT Dubose Model Home REIT, Inc.	October 2010	73,120	-
Dakota Bank Buildings	May 2011	83,512	-
Casa Grande Apartments	June 2011	15,329	-
Executive Office Park	June 2011	67,070	-
Yucca Valley Retail Center	September 2011	6,753	-
Amortization of deferred financing costs		41,846	8,195
		$810,508	$538,063

(1)	Interest rates on several mortgage notes payable were reduced retroactively in the current quarter.

Index

General and Administrative Expenses

General and administrative expenses increased by $9,926 to $791,655 for the three months ended September 30, 2011, compared to $781,729 in the same period in 2010. As a percentage of rental and fee income, general and administrative expenses were down to 22.0% for the three months ended September 30, 2011, from 29.9% for the same three months in 2010. We anticipate that general and administrative expenses will continue to decline as a percentage of rental and fee income.

For the three months ended September 30, 2011, our salaries and employee related expenses decreased by approximately $38,000 to $463,000 compared to $501,000 for the same three months in 2010, a decrease of 9.9%. The decrease in salary and employee expenses in three month period in 2011 was primarily attributable to retention bonuses paid to former DMHU employees for staying through transition of responsibilities.

Legal, accounting and public company related expenses decreased by approximately $20,000 to $58,000 for the three month period ended September 30, 2011, compared to $78,000 during the same period in 2010. The decrease is primarily higher costs incurred in the prior year for the Maryland reincorporation and formation costs associated with the start-up of NetREIT Advisors and NetREIT Dubose entities.

Insurance related expenses, including group health increased by approximately $12,000 to $59,000 for the three month period ended September 30, 2011 compared to approximately $47,000 for the same period in 2010. The increase is also attributable to the overall growth of the Company as well as general rate increases, particularly in group health insurance costs.

Other increases to general and administrative costs include increased acquisition costs related to the model home properties and increases in office and related expenses due to the overall growth of the Company.

Loss on Sale of Real Estate Assets

In the three month period ended September 30, 2011, the Company had losses on the sale of three model home properties attributable to the Dubose Partnerships of $32,424. The loss for the quarter is considered unusual and is a result of the timing of certain sales. The Dubose Partnerships have 79 model home properties and currently has an immaterial amount of homes held for sale.

Net Loss

Net loss for the three months ended September 30, 2011 was $417,597, or $0.03 loss per share, compared to a net loss for the three months ended September 30, 2010 of $750,828, or $0.07 loss per share. The decrease in net loss of $333,231 in the three month period ended September 30, 2011 was primarily attributable to increased net operating income of our properties.

Net loss before depreciation and amortization, including amortization of above market rents, was income of $743,524 for the three months ended September 30, 2011, compared to income of $129,196 for the same three months in 2010, an increase of $614,328.

Index

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010.

Revenues

Rental and fee income was $10,227,245 for the nine months ended September 30, 2011, compared to $7,091,847 for the same period in 2010, an increase of $3,135,398, or 44.2%. The increase in rental income as reported in 2011 compared to 2010 is primarily attributable to:

•       The addition of the four properties acquired in 2010 and 2011 and the addition of the model home properties which generated an additional $3,074,792 million of  rent and fee income, including approximately $245,000 in fee income from the Dubose Partnerships, in the nine month period ended September 30, 2011 compared to the same period in 2010; and

•       Rental and fee income increased by approximately $60,000 for properties owned for the full nine months ended September 30, 2011 and 2010.

Overall rental and fee revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2010 and 2011 for an entire year and future acquisitions of real estate assets.

Interest income was $102,196 for the nine month period ended September 30, 2011, compared to $78,937 for the same period in 2010, an increase of $23,259, or 29.4%. The increase is attributable to the purchase of notes receivable early in 2011 offset slightly by a decrease in cash balances in 2011 that were invested in interest bearing accounts.

Rental Operating Expenses

Rental operating expenses were $3,659,173 for the nine month period ended September 30, 2011 compared to $3,192,549 for the same period in 2010, an increase of $466,624, or 14.6%. The increase in operating expense year over year is primarily attributable to the same reasons that rental revenue increased except for the model home properties which are rented on a triple net basis. Rental operating costs as a percentage of rental and fee income was 35.8% and 45.0% for the nine months ended September 30, 2011 and 2010, respectively. The decrease in operating costs as a percentage of revenue is primarily due to the addition of the model home properties that are rented on a triple net basis.

Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Interest Expense

Interest expense, including amortization of deferred finance charges, increased by $892,468 in the nine month period ending September 30, 2011, to $2,306,595, compared to $1,414,127 for the same period in 2010, an increase of 63.1% during the nine month period ended September 30, 2011 compared to the same period in 2010.  The primary reason for the increase is the mortgage debt additions related to the acquisition of Sparky’s Rialto Self-Storage, Genesis Plaza, the Dakota Bank Buildings and the model home properties. In addition, the Company refinanced its Casa Grande and Executive Office Park properties to raise additional cash for anticipated acquisitions.

The weighted average interest rate as of September 30, 2011 was 5.64% compared to 5.69% as of September 30, 2010.

Index

The following is a summary of our interest expense on loans by property for the nine months ended September 30, 2011 and 2010:

	Date Acquired/Financed	2011	2010

Havana/Parker Complex	June 2006	$162,553	$166,109
Garden Gateway Plaza	March 2007	442,967	403,777
World Plaza	September 2007	126,124	132,196
Waterman Plaza	August 2008	178,950	182,403
Sparky’s Thousand Palms Self-Storage	August 2009	185,573	189,544
Sparky’s Hesperia East Self-Storage	December 2009	64,681	66,165
Dubose Acquisition Partners II, LP	March 2010	100,621	103,819
Dubose Acquisition Partners III, LP	March 2010	76,449	65,839
Sparky’s Rialto Self-Storage	May 2010	108,543	58,651
Genesis Plaza	August 2010	171,870	24,471
Dubose Model Home Income Fund #3, LTD	December 2010	49,843	-
Dubose Model Home Income Fund #4, LTD	December 2010	35,655	-
Dubose Model Home Income Fund #5, LTD	December 2010	102,988	-
NetREIT Dubose Model Home REIT, Inc.	Various	183,647	-
Dakota Bank Buildings	May 2011	116,287	-
Casa Grande Apartments	June 2011	18,165	-
Executive Office Park	June 2011	77,285	-
Yucca Valley Retail Center	September 2011	6,755
Amortization of deferred financing costs		97,639	21,153
		$2,306,595	$1,414,127

General and Administrative Expenses

General and administrative expenses increased by $306,678 to $2,656,195 for the nine months ended September 30, 2011, compared to $2,349,517 in the same period in 2010. As a percentage of rental and fee income, general and administrative expenses were down to 26.0% for the nine months ended September 30, 2011, from 33.1% for the same nine months in 2010. In comparing our general and administrative expenses with other REITs, you should take into consideration that we are a self administered REIT, which means such expenses are greater for us than an advisory administered REIT.

For the nine months ended September 30, 2011, our salaries and employee related expenses increased approximately $203,000 to $1,572,000 compared to $1,369,000 for the same nine months in 2010, an increase of 14.8%. The increase in salary and employee expenses in 2011 was primarily attributable to the addition of the employees associated with the Dubose Partnerships in March 2010 and additional stock based compensation expense of approximately $59,000. In addition, the Company annually grants salary increases to employees effective January 1 each year.

Legal, accounting and public company related expenses decreased by approximately $80,000 to $317,000 for the nine month period ended September 30, 2011, compared to $397,000 during the same period in 2010. The decrease is primarily due to the costs associated with the Company’s efforts to reincorporate in Maryland in 2010.

Insurance related expenses, including group health insurance, increased by approximately $52,000 to $188,000 for the nine month period ended September 30, 2011 compared to $136,000 for the same period in 2010. The increase is also attributable to the overall growth of the Company as well as general rate increases.

Other increases to general and administrative costs include increased acquisition costs related to the model home properties and the three property acquisitions this year as well as increases in office and related expenses due to the overall growth of the Company.

Index

Loss on Sale of Real Estate Assets

In the nine month period ended September 30, 2011, the Company had a loss on the sale of model home properties attributable to the Dubose Partnerships of $56,911. The loss year-to-date is considered unusual and is a result of the timing of certain sales. The Dubose Partnerships have 79 model home properties and currently has an immaterial amount of homes held for sale, which if they were all sold in the same period, would result in a net gain.

Net Loss

Net loss for the nine months ended September 30, 2011 was $1,686,801, or $0.13 loss per share, compared to a net loss for the nine months ended September 30, 2010 of $2,520,665, or $0.23 loss per share. The decrease in net loss of $833,864 in the nine month period ended September 30, 2011 was primarily attributable to increased net operating income of our properties, offset by increases to interest expense, depreciation and amortization expenses and general and administrative expenses.

Net loss before depreciation and amortization, including amortization of above market rents, was income of $1,544,644 for the nine months ended September 30, 2011, compared to income of $60,969 for the same nine months in 2010, an increase of $1,483,695.

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

Overview

We actively seek investments that are likely to produce income in order to pay distributions as well as long-term gains for our stockholders.  Our future sources of liquidity include cash and cash equivalents, cash flows from operations, mortgages on our unencumbered properties and additional equity securities from our ongoing private placement offering.

Our future capital needs include the acquisition of additional properties as we as expand our investment portfolio into other real property sectors, pay down outstanding borrowings and the payment of a competitive distribution to our shareholders. To ensure that we are able to effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. Our short term liquidity needs include proceeds necessary to pay the debt service on existing mortgages, fund our current operating costs and fund our distribution to stockholders. Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments.

We believe that our available liquidity is sufficient to fund our distributions to stockholders, pay the debt service costs on our existing mortgages and fund our operating costs in the near term.  We further believe that our cash flow from operations along with the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs.  However, we do not expect that our cash flow from operating activities will be totally sufficient to fund our short term liquidity needs, including the payment of cash dividends at current rates to our shareholders, and instead we expect to fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, and from proceeds of the ongoing private placement of common stock.  We expect to obtain additional mortgages and assumption of existing debt collateralized by some or all of our real property in the future.  During the second quarter ended June 30, 2011, we obtained approximately $5.7 million from new mortgages collateralized by two of our unencumbered properties and we expect to obtain additional mortgages collateralized by two of the seven unencumbered existing properties during the fourth quarter of 2011.  During the nine months ended September 30, 2011, we received approximately $8.0 million of cash from net proceeds in connection with our private placement offering and we anticipate raising approximately $5 million additional capital during the remainder of 2011.

Cash and Cash Equivalents

At September 30, 2011, we had approximately $5.2 million in cash and cash equivalents compared to approximately $7.0 million at December 31, 2010. We intend to use this cash to make additional acquisitions, pay debt service costs on our existing mortgages and for general corporate purposes.

Our cash and cash equivalents are held in bank accounts at third party institutions and consist of invested cash and cash in our operating accounts.  During 2010 or 2011, we did not experience any loss or lack of access to our cash or cash equivalents.

Index

Debt

As of September 30, 2011, the Company had mortgage notes payables in the aggregate principal amount of $48.1 million, collateralized by a total of 12 non model home properties with terms at issuance ranging from 3 to 30 years.  The weighted-average interest rate on the mortgage notes payable as of September 30, 2011 was approximately 5.68%.  Our debt to book value on these properties is approximately 61% and we have eight non model home properties with a net book value of $30.1 million that are unencumbered.  We have mortgage debt balloon principal payments on one mortgage of approximately $3.1 million in 2012.  We have arranged to refinance this balloon payment in the fourth quarter of 2011 at a lower interest rate.  Despite the disruptions in the debt market discussed in “Overview” above, we believe that we will be able to refinance these debts as they come due if we so desire.

As of September 30, 2011, NetREIT Dubose had 48 fixed-rate mortgage notes payable in the aggregate principal amount of $5.4 million, collateralized by a total of 48 model home properties, an average of $113,300 per home. These loans generally have a term at issuance of five years.  The weighted-average interest rate on these mortgage notes payable as of September 30, 2011 was 5.64%.  Our debt to net book value on these properties is approximately 49.4%. The Company has guaranteed these notes.  The balloon principal payments on the notes payable are in 2015 and 2016.

As of September 30, 2011, limited partnerships that the Company has a limited partnership interest in had 31 fixed-rate mortgage note payables in the aggregate principal amount of $5 million, collateralized by a total of 31 model home properties, an average of $162,000 per home.  The debt to book value on these properties is approximately 49.2%. All of these notes payable have mortgage debt balloon principal payments in 2011.  All of the free cash flow on these limited partnerships is being held or applied to the loan balances with no distribution to the partners until all homes have been sold.  All of the properties will be sold at the end of the lease agreements and we believe that all properties will be sold for more than the mortgage debt balloon amount.

During the second quarter of 2011, we financed one acquisition with approximately 50% debt provided by a regional bank and we obtained approximately $5.7 million new financing from a life insurance company on two unencumbered properties for approximately 50% their appraised values. During the third quarter of 2011, we acquired a property and assumed an existing loan secured by that property for approximately $3.3 million which was slightly less than 50% of the purchase price. Despite the disruptions in the debt market discussed in “Overview” above, we believe that we will be able to refinance maturing debts as on or before maturity dates.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2011 was approximately $1.4 million, respectively, compared to net cash used in operating activities of approximately $109,000 for the nine months ended September 30, 2010. The increase during the nine months of approximately $1.5 million was primarily due to an increase in net operating income of our properties of approximately $1.5 million and an increase of approximately $819,000 from contributions in excess of distributions of non-controlling interests less an increase in working capital of approximately $878,000. Although the cash from operating activities did not cover the cash portion of the distribution to our stockholders of approximately $2.6 million, we anticipate that with the inclusion of the recent acquisitions and the anticipated acquisitions that the cash provided by operating activities will cover the cash distribution to shareholders in the near future.

Investing Activities

Net cash used in investing activities was approximately and $17.3 million during the nine months ended September 30, 2011. During this period, the Company acquired the Dakota Bank Buildings for $9.6 million, acquired raw land adjacent to our Sparky’s Rialto Self-Storage facility for approximately $0.4 million and acquired the Yucca Valley Retail center for approximately $6.8 million. In addition, we spent approximately $0.8 million on capital expenditures of existing properties.  Furthermore, during this period, NetREIT Dubose acquired 23 homes for $5.6 million. The Dubose Partnerships sold 18 model homes during the period for proceeds of $6.6 million.

Net cash used in investing activities for the nine months ended September 30, 2010 was approximately $15.9 million.  During this period in 2010 the Company acquired two properties for $14.9 million, spent $0.7 million in capital expenditures and paid $300.000 to purchase DMHU.

Index

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was approximately $14.1 million. The financing activities consisted of approximately $8.0 million net proceeds from the issuance of our common stock and proceeds from mortgage notes payable of $17.5 million.  The proceeds were offset by reduction in mortgage notes payable of $8.2 million ($4.4 million in connection with the sale of the 18 model homes), cash distributions to shareholders of $2.6 million, repurchase of common stock of $0.4 million and increase in deferred stock issuance costs of $0.2 million.

Net cash provided by financing activities for the nine months ended September 30, 2010 was approximately $13.7 million, which consisted of approximately $10.2 million net proceeds from the sale and issuance of our common stock and approximately $7.9 million in proceeds from mortgage notes payable used to finance the acquisition of two properties. These proceeds were offset by payments on mortgage notes payable, the redemption of preferred stock and distributions to stockholders of approximately $0.7, $1.3 and $2.1 million, respectively.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and interest payments on our fixed-rate debt at September 30, 2011 and provides information about the minimum commitments due in connection with our ground lease obligation. Our secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of such debt becoming immediately due and payable.

We are in compliance with all conditions and covenants of our loans.

	Less than a year 2011	1-3 Years (2012-2013)	3-5 Years (2014-2015)	More than 5 Years (After 2015)	Total
Principal payments - secured debt	$220,362	$5,195,595	$23,791,263	$18,897,416	$48,104,636
Interest payments - fixed rate debt	606,268	4,021,876	2,627,443	979,910	8,235,497
Interest payments - variable rate debt	151,134	1,114,397	1,062,297	2,458,691	4,786,519
Model home properties - secured debt	2,153,716	3,594,253	2,591,982	2,123,577	10,463,528
Model home properties - interest payments	157,922	394,504	334,887	10,160	897,473
Ground lease obligation (1)	5,010	43,064	43,820	1,093,383	1,185,277
	$3,294,412	$14,363,689	$30,451,692	$25,563,137	$73,672,930
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

Index

Until proceeds from our offering are fully invested and our acquired properties are generating operating cash flow sufficient to fully cover distributions to our shareholders, we intend to pay a portion of the distributions to our shareholders from the proceeds of our ongoing common stock private placement offering or from borrowings in anticipation of future cash flows, as deemed appropriate.

Capitalization

As of September 30, 2011, our consolidated total debt as a percentage of total capitalization was 30.0% and our total debt as a percentage of total capitalization excluding the model home properties was 24.6%, which was calculated based on the offering price per share of our common stock of $10.00 under our ongoing current private placement of our common stock.

	Shares at September 30, 2011	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
Debt:
NetREIT, Inc. debt		$48,104,636	24.64%
Model home properties debt		10,463,528	5.36%
Total debt		$58,568,164	30.00%

Equity:

Common stock outstanding (1)	13,665,722	136,657,220	70.00%
Total Market Capitalization		$195,225,384

(1)	Value based on the current price of shares being sold under the current private placement offering of $10.00 per share.

Off-Balance Sheet Arrangements

As of September 30, 2011 and 2010, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

Capital Expenditures, Tenant Improvements and Leasing Costs

We currently project that during 2011 we could spend an additional $125,000 to $500,000 in capital improvements, tenant improvements, and leasing costs for properties within our portfolio. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on gross capital expenditures during 2011 compared to 2010 due to rising construction costs and the anticipated increase in property acquisitions in 2011. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

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

The following table presents our FFO for the three months and nine months ended September 30, 2011 and 2010. FFO should not be considered an alternative to net income (loss), as an indication of our performance, nor is FFO indicative of funds available to fund our cash needs or our ability to make distributions to our shareholders. In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of debt, each of which may impact the amount of cash available for distribution to our shareholders.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net loss before noncontrolling interests	$(342,410)	$(689,932)	$(1,385,496)	$(2,330,827)
Adjustments:
Preferred Stock Dividends	-	-	-	(34,447)
Income attributable to noncontrolling interests	(75,187)	(60,896)	(301,305)	(155,391)
Depreciation and amortization	1,161,121	880,024	3,231,465	2,547,187
Loss on sale of real estate assets	32,424	-	56,911	-
Funds from Operations	$775,948	$129,196	$1,601,575	$26,522

FFO for 2011 increased in the three month period ended September 30, 2011 by $646,752, to $775,948 compared to FFO of $129,196 for the same period in 2010. For the nine months ended September 30, 2011, FFO increased by $1,575,053 to $1,601,575 compared to FFO of $26,522 for the nine months ended September 30, 2010. The increased FFO is primarily due to the increase in performance of the properties especially those acquired in 2009 and 2010 with a smaller increase in general and administrative expenses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. –

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2011, the Company sold 980,295 shares of its common stock for an aggregate net proceeds of approximately $8.0 million. These shares were sold at a price of $10.00 per share in a private placement offering to a total of 180 accredited investors. Each issuee purchased their shares for investment and the shares are subject to appropriate transfer restrictions. The private placement offering was made by the Company through selected FINRA member broker-dealer firms. The sales were made in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws contained in Section 4(2) of the Act and Rule 506 promulgated thereunder.

During the nine months ended September 30, 2011, the Company also sold 200,599 shares of its common stock to certain of its existing shareholders under its dividend reinvestment plan. The shares were sold directly by the Company without underwriters to a total of 1,519 persons participating in the plan. The Company sold these shares in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. Each issuee purchased the shares for investment and the shares are subject to appropriate transfer restrictions.

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

31.1
Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

31.2
Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

31.3
Certification of the Company’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

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

Date: November 14, 2011	NetREIT, Inc.

	By:	/s/ Jack K. Heilbron
Name: Jack K. Heilbron
Title: Chief Executive Officer

By:	/s/ Kenneth W. Elsberry
Name: Kenneth W. Elsberry
Title: Chief Financial Officer

By:	/s/ J. Bradford Hanson
Name: J. Bradford Hanson
Title: Principal Financial and Accounting Officer