Form 10-K
period 2011-12-31
NETREIT, INC.
filed 2012-03-28
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K

(mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No

At March 15, 2012, registrant had issued and outstanding 15,287,998 shares of its common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for NetREIT’s Annual Meeting currently scheduled to be held on May 18, 2012 to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

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

Our investment objective is to create current income and growth for our shareholders. We seek to accomplish this objective by seeking promising financial opportunities to acquire commercial, industrial, self-storage, retail, single family residential model homes and multi-unit residential real estate located primarily in the western United States. From January 2005 through December 31, 2011, our equity capitalization has increased from approximately $660,857 to approximately $82.8 million and our total assets increased during that period from $4.4 million to approximately $161.7 million. During this period, we increased our investments in real property (our “Properties”) from 2 to 100 Properties (78 model home properties). Our portfolio includes interests in nine commercial and one industrial office properties (“Office Properties”), six self-storage facilities (Self-Storage Properties”)  one apartment complex and 78 model homes (“Model Homes” or “(Model Home Properties” ) (combined, “Residential Properties”), four retail centers and a single purpose 7-Eleven retail property (“Retail Properties”).

We own a 100% fee interest in 16 of these Properties. We also own partial interests in 6 Properties through our investments in 5 limited partnerships for which we serve as the General Partner (“GP”) and one limited liability company for which we serve as managing member. Each of these 5 limited partnerships are referred to as a “DownREIT.” In each DownREIT, we have the right, through options and put options, to require our co-investors to exchange their interests for shares of our common stock at a stated price within a definite period, generally 5 years from the date they first invested in the entity’s real property.

We own an interest in 48 Model Homes through our majority owned subsidiary, NetREIT Dubose Model Home REIT, Inc. (“NetREIT Dubose”), and interests in an additional 30 Model Homes through investments as majority limited partner in seven limited partnerships, Dubose Acquisition Partners II, LTD. (“DAP II”), Dubose Acquisition Partners III, LTD. (“DAP III”), Dubose Model Home Income Fund #3, LTD. (“DMHI Fund #3”), Dubose Model Home Income Fund #4, LTD. (“DMHI Fund #4”) Dubose Model Home Income Fund #5, LTD. (“DMHI Fund #5”), Dubose Model Home Investors Fund #113 LP (“DMHI Fund #113”) and Dubose Model Home Investors #201 LP (“DMHI #201”).

In March 2010, we purchased certain assets and rights from Dubose Model Homes USA (“DMHU”), which we refer to as the “DMHU Purchase.” Mr. Larry Dubose was the founder, former president and former principal owner of DMHU. Pursuant to the DMHU Purchase, we were also assigned contracts to provide certain management services to 19 investment limited partnerships sponsored by DMHU and for which past or present DMHU affiliates serve as general partners. We refer to these 19 partnerships as the “Dubose Partnerships.” The Dubose Partnerships include DAP II, DAP III, DMHI Fund #3, DMHI Fund #4, DMHI Fund #5 and DMHI Fund #113. These DMHU assets purchased Model Homes from, and leased them back to, homebuilders for their use in marketing their model home developments. We hold the Model Homes for appreciation and resale. We refer to these activities as our “Model Homes Division.” To implement our future Model Homes Division activities, we formed a 100% owned subsidiaries known as NetREIT Advisors, LLC (“NetREIT Advisors”) to manage NetREIT Dubose and all the model home partnerships except DMHI#201 which is managed by another 100% owned subsidiary known as Dubose Advisors, LLC (“Dubose Advisors”). Mr. Dubose, Mr. Heilbron and Mr. Elsberry serve as NetREIT Advisors’ and Dubose Advisors’ CEO, President and CFO, respectively. In 2010, we invested $300,000 as member capital contributions to NetREIT Advisors. In 2011, we invested $25,000 as member capital contributions to Dubose Advisors and $250,000 as a limited partner investment in DMHI #201.

In July 2010, we sponsored and through NetREIT Advisors, organized, and are making significant investments in, NetREIT Dubose. NetREIT Dubose is a proposed private REIT whose primary business is acquiring Model Homes from third party homebuilders in sale and leaseback (“sale-leaseback”) transactions whereby a homebuilder sells the model home to NetREIT Dubose and leases back under a triple net lease (“NNN”) the model home is for use in marketing its residential development. NetREIT Dubose is currently seeking to raise up to $20 million pursuant to a private placement of its common stock. We are a majority shareholder of NetREIT Dubose and will remain so for an indeterminate time. Our relationships with NetREIT Dubose exposes NetREIT, Inc. to additional risks (see Risk Factors section below.

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

In September 2010, we commenced a tender offer to purchase outstanding limited partnership units of DMHI Fund #3, DMHI Fund #4 and DMHI Fund #5 in exchange for, at the election of each offeree limited partner, shares of our common stock valued at $10.00 per share or cash equal to 80% of the aggregate price of the shares offered. As a result of this tender offer, effective November 30, 2010 we acquired approximately 74% of DMHI Fund #3 for $475,997 in cash and 39,827 shares for a total combined cost of $874,263; approximately 71% of DMHI Fund #4 for $343,074 in cash and 49,132 shares for a total combined cost of $834,394; and approximately 67% of DMHI Fund #5 for $77,822 in cash and 23,931 shares for a total combined cost of $317,136. As a result, the Company is now the controlling partner of each of these partnerships and the financial statements of each have been included in the consolidated financial statements as of December 31, 2010 including one month of operations for the year ended December 31, 2010 and a full year of operations for the year ended December 31, 2011.

DMHI Fund #3 and DMHI Fund #4 have investments as limited partners in DAP II and DAP III. As a result of our earlier 51% investment in these two funds, our ownership interests in DAP II and III increased to 75.7% and 83.0%, respectively.

In August 2011, we sponsored and through Dubose Advisors, organized DMHI #201 LP for the purpose of raising private equity to also invest in model home properties and lease them back to the homebuilders.

In November 2011, DMHI #201 completed a tender offer where it converted investors in DMHI #113 into investors of DMHI #201and cashed out one investor. After completing the transaction, DMHI #201 became a 65% owner of DMHI #113. DMHI #113 also had investments in DAP II and DAP III. As a result, the Company now beneficially owns a 77.7% interest in DAP II and 86.3% interest in DAP III.

Our Management

We refer to our executive officers and any directors who are affiliated with them as our “management.” Our management is currently comprised of Jack K. Heilbron, our Chairman of the Board, chief executive officer (“CEO”) president and CEO and a director of NetREIT Dubose and Dubose Advisors; Kenneth W. Elsberry, our chief financial officer (“CFO”) and one of our directors; and Mr. Dubose, who is the CEO and a director of NetREIT Advisors, Dubose Advisors and the CFO and a director of NetREIT Dubose. Mr. Heilbron is responsible for managing our day-to-day affairs. Our property manager, CHG Properties, is a wholly owned subsidiary of CI Holding Group, Inc. (“CI Holding”). Messrs. Heilbron and Elsberry are executive officers, directors and minority shareholders of CI Holding. Mr. Dubose is responsible for managing the day-to-day activities of NetREIT Advisors and our Model Homes Division.

Our Board of Directors

Our management is subject to the direction and supervision of our board of directors (our “Board”). Among other things, our Board must approve each real property acquisition our management proposes. There are nine directors comprising our Board, six of whom are independent directors, as defined (“Independent Directors”). Three of our directors, Mr. Heilbron, Mr. Elsberry and Mr. Dubose are not independent directors.

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

Competitive Factors

We compete with a number of other real estate investors, many of which own properties similar to ours in the same markets in which our properties are located. Competitors include other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. In addition, many of these entities have capital structures that allow them to make investments at higher prices than what we can prudently offer while still generating a return to their investors that is commensurate with the return we are seeking to provide our investors. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants' leases expire.  The concentration of our properties in Southern California and Colorado makes us especially susceptible to local market conditions in these areas. For instance, our self-storage properties are located in Southern California markets containing numerous other self-storage properties. Competition with these other properties will impact the operating results of our self-storage properties, which depends materially on our ability to timely lease vacant self storage units, to actively manage unit rental rates, and our tenants’ ability to make required rental payments.

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

Industry Segments

 The Company’s reportable segments consist of the four types of commercial real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results: Residential Properties, Industrial and Commercial Office Properties, Retail Properties, Self-Storage Properties and Mortgage Loans. For financial data by segment, see Note 10 “Segments” in the notes to our consolidated financial statements filed herewith.

Our Offices and Employees

Our offices are situated in approximately 12,134 square feet of space in our Pacific Oaks Plaza located at 1282 Pacific Oaks Place in Escondido, California.

As of March 15, 2012, we employed 36 full time and 4 part-time employees.

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

Available Information

Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and other filings with the SEC, including amendments to such filings are available via a link to http:/ /www.sec.gov on our website at www.netreit.com as soon as reasonably practicable after such materials are electronically filed with the SEC. They are also available for printing by any stockholder upon request. We maintain our own website and our principal executive offices are located at 1282 Pacific Oaks Place, Escondido, California 92029 and our telephone number is (866) 781-7721.

ITEM 1A. RISK FACTORS

Risks Relating to Our Status and an Investment in Our Securities

Our long term growth and achieving our full potential may ultimately depend on our obtaining additional equity capital. In the past we have relied on cash from the sale of our equity securities to fund the implementation of our business plan, including property acquisitions, building of our staff and internal management and administrative capabilities, and funding in substantial part our business operations. We terminated our private placement for common stock on December 31, 2011. Our ability to continue to fund property acquisitions, fund our operations, and fund payment of regular dividends to our shareholders over the long term is likely dependent upon our obtaining additional funds through the additional sales of our equity and/or debt securities. Without additional capital, we may not be able to grow our asset base to a size that is sufficient to support our current level of operations and/or our payment of dividends to our shareholders at current rates (or even at levels required by the REIT provisions, which generally require us to annually pay dividends to our shareholders equal to at least 90% of our REIT taxable income). There is no assurance as to when and under what terms we can successfully obtain additional funding through the sale of our equity and/or debt securities. Our access to additional equity or debt capital depends on a number of factors, including general market conditions, the market’s perception of our growth potential, our expected future earnings, and our debt levels.

We currently are wholly dependent upon our internal cash from operations and debt financing for future property acquisitions and the payment of our operational costs and to fund distributions to our shareholders. To the extent our cash from internal sources and/or debt financing of unencumbered properties is not sufficient to pay our costs of operations, our acquisition of additional properties, and/or our payment of dividends to our shareholders, we would be required to take one or more measures, including decreasing our operational costs through reductions in personnel and/or facilities, reducing or suspending our acquisition of additional properties, and/or suspending dividends to our shareholders. Our reduction of our operational costs and/or our reduction or suspension of property acquisitions would inhibit our growth and prevent us from fully implementing our business plan and reaching our investment objectives. Our reduction or suspension in our payment of dividends to our shareholders would reduce our shareholders’ return on their investment and possibly prevent us from satisfying the minimum distribution requirements of the REIT provisions. Any of these measures would likely have a substantial adverse effect on our financial condition, the value of our common stock, and our ability to raise additional capital.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or continue to pay dividends. Our achievement of our investment objectives and our ability to pay regular dividends is dependent upon our continued acquisition of suitable property investments, our selection of tenants, and our obtaining satisfactory financing arrangements in connection with such investments. We cannot be sure that our management will be successful in obtaining suitable investments on financially attractive terms or that, if we make investments, our objectives will be achieved.  If our management is unable to find suitable investments, we will hold the proceeds available for investment in an interest-bearing account, or invest the proceeds in short-term, investment-grade investments. Holding such short-term investments will prevent us from making the investments necessary to allow us to generate operating income to pay dividends.  As a result, we will need to raise additional capital to continue to pay dividends at the current level until such time as suitable property investments become available. In the event that we are unable to find suitable investments or obtain additional capital in future financings, our ability to pay dividends to our shareholders would be adversely affected and we may lose our qualification as a REIT.

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

We may change one or more of our investment policies. One or more of our investment policies may be changed or modified from time to time by our management, subject to review by our independent directors who are charged with the responsibility and authority to review our investment policies and criteria at least annually to determine that the policies we are following are in the best interests of our shareholders.

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

If we failed to comply with applicable exemption requirements in connection with our private placement offerings, we may have liability for damages to certain of our shareholders. In the past we sold our securities to investors in reliance on an exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933 (the “1933 Act”) and various exemptions from registration under applicable state securities laws. Many requirements and conditions of these exemptions are subject to factual circumstances and subjective interpretation. There is no assurance that the Securities and Exchange Commission (the “SEC”), any state securities law administrator, or a trier of fact in a court or arbitration proceeding would not determine that we failed to meet one or more of these requirements. In the event the SEC, any state securities law administrator, or a trier of fact in a court or arbitration determines that we sold our securities without an applicable exemption from registration under the 1933 Act and/or the applicable state securities laws, we could be liable to the purchasers of our securities in that offering for rescission and possibly monetary damages. If a number of investors were successful in seeking one or more of these remedies, we could face severe financial demands that would adversely affect our business and financial condition.

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

It will be difficult for our shareholders to sell their common stock because there is currently no public market for the shares. If our shareholders are able to sell their shares, they will likely have to sell them at a substantial discount due to the lack of a public market for our shares. There is no public market for our common stock. Moreover, our articles of incorporation contains restrictions on the ownership and transfer of our shares including the limitation on the maximum number of shares a single holder may hold, as described above, and these restrictions may inhibit our shareholders’ ability to sell their shares. We do not have a share redemption program, nor do we plan to adopt one in the near future. Any share redemption program we may adopt will be limited in terms of the amount of shares that may be redeemed annually. Our board of directors will be able to limit, suspend or terminate any share redemption program. It will be difficult for our shareholders to sell their shares promptly or at all. If our shareholders are able to sell their shares, they likely will only be able to sell them at a substantial discount from the price they paid. We cannot assure that their shares will ever appreciate in value to equal the price our shareholders paid for their shares. Thus, our shareholders should consider the shares an illiquid and long-term investment, and they must be prepared to hold their shares for an indefinite length of time.

Certain conditions will challenge our ability to establish a stable secondary market for our common stock and our ability to make some future offerings of our equity securities. Should we seek to establish a public market for our common stock by listing on a national securities exchange, we may experience a number of conditions and factors that will present challenges to establishing a stable secondary market for our common stock.

•
As of March 15, 2012, we had  15,287,998 shares of our common stock outstanding. Substantially all of these shares would be freely tradable (subject to restrictions on the shares held by our directors, officers and other affiliates). Also, we intend to issue additional shares of our common stock in the future under our employee and agent incentive plans and possibly in one or more private offerings. Neither we nor any of our affiliates have any control, contractually or otherwise, on the amounts or frequency of trades the holders of these shares may make. Also, institutions and other professional investors could seek to take advantage of this condition through short sales of our common stock, which could exert a downward pressure on the trading price of our common stock.

•	The sale and potential sale of a large number of outstanding freely tradable common stock in a secondary market may adversely affect the market price of our common stock in that market.

•
A large amount of outstanding freely tradable common stock could discourage potential underwriters from participating in a public offering of our common stock and would place us at a disadvantage in negotiating a public offering price with underwriters who do choose to participate.

•
Generally, a large amount of outstanding freely tradable stock would impair our ability to raise additional capital by selling additional equity securities in an underwritten offering where we seek to establish a secondary market for our common stock in connection with that offering.

The prices at which we have sold our common stock in the past were, in the absence of a public market, determined by us based on a number of objective and subjective factors. Accordingly, there is no assurance that the trading price of our common stock in a subsequent public market will correspond with our prior offering prices of the stock or that the trading price of our stock in a public market will reflect our financial condition or performance.

Risks Relating to Real Estate Investments

Unsettled conditions in the financial and equity markets could negatively affect the U.S. and world economies and could adversely affect our business and operations. Uncertainties, dislocations and disruptions in the U.S. financial markets have resulted in a tightening or, in some locations, the unavailability of secured real estate financing. Mortgage securities and asset-backed securities, collateralized debt obligations and derivative securities associated with those markets are directly impacted. These uncertainties have affected the overall U.S. and world credit markets and, indirectly, both the residential and commercial real estate markets. These events will continue to negatively affect other economic sectors, such as retail sales manufacturing and labor. As a result, the U.S. and world economies experienced an economic recession of unpredictable severity and length. Recession effects included decreasing availability of capital and credit financing, job losses, decreases in wholesale and retail sales, manufacturing and service sectors. The effect of recent legislation and governmental action intended to stabilize the U.S. credit markets is unclear at this time.

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

Current commercial mortgage market trends may affect the terms and conditions of our mortgage financing and make it more difficult for us to obtain mortgage financing and have an adverse effect on our ability to make suitable investments. In response to illiquidity, disruption and uncertainty in the commercial mortgage markets, lenders with whom we typically deal, such as insurance companies and national state chartered banks, have instituted more stringent underwriting requirements,  and increased their credit spreads as the demand for higher risk premiums continues. Thus, the amount of mortgage financing available has contracted and future borrowing costs may increase. Higher costs of mortgage financing and restricted levels of borrowing may result in lower yields from our real estate investments, which may reduce our cash flow available for distribution. These restrictions could include restrictions on our ability to make distributions to our shareholders. Because of these trends, we expect the terms and conditions of our mortgage loans will be more onerous and will contain more restrictive terms favorable to the lender, and that these terms and restrictions would reduce our operating flexibility. Unavailability of mortgage financing will directly reduce our ability to purchase additional properties and thus decrease our diversification of real estate ownership.

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

Some of our properties may depend upon a single tenant for all of their rental income and the loss of such tenants could have an adverse effect on our operations. We expect that a single tenant will occupy some of our properties. The success of these properties will be materially dependent on the financial stability of such tenants. Lease payment defaults by such tenants could cause us to reduce the amount of dividends we pay. A default of such a tenant on its lease payments to us would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment, property taxes, insurance, and other operating expenses and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting the property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

The bankruptcy or insolvency of one of our major tenants could adversely impact our operations and our ability to pay dividends. The bankruptcy or insolvency of a significant tenant or a number of smaller tenants could have an adverse impact on our income and our ability to pay dividends. Generally, under bankruptcy law, a tenant has the option of continuing or terminating any unexpired lease. If the tenant continues its current lease, the tenant must cure all defaults under the lease and provide adequate assurance of its future performance under the lease. If the tenant terminates the lease, we will lose future rent under the lease and our claim for past due amounts owing under the lease (absent collateral securing the claim) will be treated as a general unsecured claim and may be subject to certain limitations. General unsecured claims are the last claims paid in a bankruptcy and, therefore, funds may not be available to pay such claims.  In addition, we may have difficulties enforcing our rights against such tenants as described above.

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

Shorter lease terms tend to increase our maintenance costs. Leases in our multi-family residential and self-storage properties are typically month-to-month. In our experience, shorter leases lead to more frequent tenant turnover which tends to increase our leasing and maintenance costs as compared to those we incur with longer leases. While we attempt to account for these anticipated higher costs in the amount of tenant deposits and rental rates we require, we are not always able to do so within a given tenant market.

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

If any of our insurance carriers become insolvent, we could be adversely affected. We carry several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. Replacing insurance coverage at unfavorable rates and the potential of uncollectible claims due to carrier insolvency could adversely affect our results of operations and cash flows.

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

Deficiencies in our established internal controls over our financial reporting, including disclosure controls, could adversely impact our business. Under current accounting standards and requirements, we have established various accounting and disclosure controls and procedures which provide us with internal control over our determination and reporting of financial matters. We have established these controls and procedures by reviewing those established by other real estate companies with businesses similar to ours and by consultation with outside accountants and advisors. However, there is no assurance that the internal controls and procedures we have established will prevent errors, misstatements or misrepresentations regarding our operations and financial status. While our management continues to review the effectiveness of our internal controls, disclosure controls, and procedures regarding our financial reporting, there is no assurance they will always accomplish our objectives with respect to all our activities. Errors, misstatements or misrepresentations in connection with our results of operations by reason of deficiencies or material weaknesses in our internal financial reporting controls could result in having to restate our financial statements and other material costs for remediation, any of which could materially adversely affect our business, results of operations, financial condition, or liquidity.

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

We may be required under applicable accounting procedures and standards to make impairment charges against one or more of our properties. Under current accounting standards, requirements, and procedures, we are required to periodically evaluate our real estate investments for impairment as a result of a number of indicators. Impairment indicators may include such factors as prevailing real estate markets, leasing rates, occupancy levels, mortgage loan status, and other relevant factors which directly or indirectly affect the value of a particular property. For example, a tenant’s default under a lease, the impending termination of a long-term lease, the pending maturity of a mortgage loan secured by the property, and the availability and prevailing interest rates of replacement financing are all impairment indicators. The presence of any of these indicators may require us to make a material impairment charge against the property so affected. In the event that we determine an impairment has occurred, we are required to make an adjustment to the net carrying value of the property. To the extent we make a material charge against the net carrying value of a property, it could have a material adverse effect on our results of operations and financial condition  for the period in which the impairment charge is recorded.

We face system security risks as we depend upon automated processes and the Internet. We are increasingly dependent on automated information technology processes.  While we attempt to mitigate this risk through offsite backup procedures and contracted data centers that include, in some cases, redundant operations, we could still be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack.  In addition, an increasing portion of our business operations are conducted over the Internet, increasing the risk of viruses that could cause system failures and disruptions of operations despite our deployment of anti-virus measures.  Experienced computer programmers may be able to penetrate our network security and misappropriate our confidential information, create system disruptions, or cause shutdowns.

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

As discussed below, we also own 5 of our properties indirectly through limited partnerships under a DOWNREIT structure. Also, we may on occasion purchase an interest in a long-term leasehold estate (for example, a ground lease like our ground lease on World Plaza). We may also enter sale-leaseback financing transactions whereby we purchase a property and lease it back to the seller for lease payments to cover our financing costs and where the seller has the right to repurchase the property at an agreed upon price. Such ownership structures allow us to hold a more valuable property with a smaller investment, but also reduce our ability to control such properties. In addition, if our co-owner in such arrangements experiences financial difficulties or is otherwise unable or unwilling to perform on their commitments, we may be forced to find a new partner on less favorable terms or lose our interest in such property if no partner can be found.

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

The effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act on our business earnings and financial condition are uncertain. This Act transforms the way banks, broker-dealers, hedge funds, investment advisors, credit rating agencies, accountants, public companies and other financial institutions conduct business. The far reaching reforms to be implemented under this law included the creation of an independent bureau of consumer financial protection and other new boards and administrative bodies charged with implementing the law.The administrative agencies charged with implementing this law will create regulations and procedures for exercising their authority under the law. The complexities and as yet unknown ramifications of this legislation will be significant and likely will result in substantial increases in restrictions on and costs of borrowing funds from the financial institutions covered by the legislation. Because of the many variables involved, including the lack of existing regulations or interpretive guidance, the effects of this financial reform legislation and its impact on our business, revenues, costs and financial condition, is unknown and cannot presently be accurately anticipated. Accordingly, this financial reform could adversely affect our costs of doing business, restrict our business activities and generally negatively impact our financial success, and the financial success of our tenants.

Risks Relating to Debt Financing

The more leverage we use, the higher our operational risks will be. The more we borrow, the higher our fixed debt payment obligations will be and the risk that we will not be able to timely pay these obligations will be greater in the event we experience a decrease in rental or other revenues or an increase in our other costs. At December 31, 2011, we had a total of approximately $65.9 million of secured financing on our properties. We intend to continue to borrow funds through secured financings to acquire additional properties.

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

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to pay dividends. Some of our existing financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. In the future, we may finance more properties in this manner. Our ability to make a balloon payment at maturity is uncertain and will depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. At December 31, 2011, without respect to the Model Home Division, we had loans that require balloon payments of $9.1 million in 2013, $8.9 million due in 2014, $15.9 million due in 2015 and $7.4 million due in 2016. The Model Home Division pays off its mortgage loans as they sell homes out of proceeds from the sale. Any deficiency from the sale proceeds would be paid out of existing cash. NetREIT, Inc. is a guarantor of the mortgage notes on model homes entered into by NetREIT Dubose in the amount of approximately $5.4 million.

Our risks of losing property through a mortgage loan default will be greater where the property is cross-collateralized. In circumstances we deem appropriate, we may cross-collateralize two or more of our properties to secure a single loan or group of related loans, such as where we purchase a group of unimproved properties from a single seller or where we obtain a credit facility for general application from an institutional lender. Cross-collateralizing typically occurs where the lender requires a single loan to finance the group of properties, rather than allocating the larger loan to separate loans, each secured by a single property. We thus could default on payment of the single larger loan, even though we could pay one or more of the single loans secured by individual properties if each property was subject to a separate loan and mortgage. Our default under a cross-collateralized obligation could cause the loss of all of the properties securing the loan. In a typical financing arrangement, each property could secure a separate loan and our default under one loan generally could result only in our loss of the property securing the loan. At December 31, 2011, we do not have any cross-collateralized mortgages.

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

Risks Associated with Making or Investing in Mortgage Loans

We do not have experienced loan underwriting personnel which may put us at a disadvantage in analyzing and negotiating mortgage loans and could have an adverse effect on our ability to pay dividends. We have made mortgage loans to three borrowers totaling approximately $1.0 million with approximately $1.0 million outstanding from three borrowers as of December 31, 2011. We do not actively seek mortgage loan investments, but our management is open to these investment opportunities and we anticipate that we will invest in one or more mortgage loans in the future. We do not maintain any staff of experienced loan underwriting personnel. Our lack of experienced loan underwriting personnel may put us at a disadvantage in analyzing and negotiating mortgage loans and could result in our investment in poorer performing mortgage loans, which investments might have been avoided by a more experienced underwriting staff. The probability of our successfully investing in mortgage loans would be greatly enhanced by expertise in and experience with mortgage loan underwriting.

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

Risks Related to Our Corporate Structure

We will not be afforded the protection of MGCL relating to business combinations. Under the MGCL, “business combinations” between a Maryland corporation and an interested shareholder or an affiliate of an interested shareholder are prohibited for five years after the most recent date on which the shareholder becomes an interested shareholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities.

Risks Relating to Our Management’s Conflicts of Interest

Our management faces certain conflicts of interest with respect to our operations. We rely on our management, Messrs. Heilbron, Elsberry and Dubose, for implementation of our investment policies and our day-to-day operations. Messrs. Heilbron and Elsberry are also officers and directors of CHG Properties and certain affiliated entities. Mr. Dubose, who we rely on for the day-to-day operations of NetREIT Advisors and our Model Homes Division, is also an executive officer of Dubose REIT and, like Messrs. Heilbron and Elsberry, engages in other investment and business activities in which NetREIT has no economic interest. As a result, each of these persons may experience conflicts of interest in making management decisions and allocating their time among us, our property manager, Dubose REIT and, possibly, their other real estate investment programs or business ventures. For instance, they may have conflicts of interest in making investment decisions regarding properties for us as opposed to other entities that may have similar investment objectives. Also, they may face conflicts of interest in determining when to sell properties with respect to which CHG Properties is entitled to different amounts of fees and compensation. Also, these persons may face other conflicts of interest in allocating their time between us and one or more of their other affiliated entities in meeting their obligations to us and those other entities. Their determinations in these situations may be more favorable to other entities than to us. Our shareholders must depend on our independent directors, who presently constitute six of our nine directors, to oversee, monitor and resolve any such conflicts on our behalf.

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

Our rights, and the rights of our shareholders, to recover claims against our officers and directors are limited. Our articles of incorporation eliminate the liability of our officers and directors for monetary damages to the fullest extent permissible under Maryland law. Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interest and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Also, our articles of incorporation authorize us, and our bylaws require us, to indemnify our directors, officers, employees and agents to the maximum extent permitted under Maryland law, and the property management agreement requires us to indemnify our property manager and its affiliates for actions taken by them in good faith and without negligence or misconduct. Because of these provisions, we and our shareholders may have more limited rights to monetary damages against our directors and officers than might otherwise be available under common law. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents in any legal actions to collect damages or for other claims against our officers and directors.

Possible acquisition of our property manager’s business could result in dilution to our shareholders. We have the option to acquire the property management business of our property manager, CHG Properties, a California corporation, at any time, in return for shares of our common stock, the number of which will be determined by the property manager’s net income and our funds from operations per share in accordance with a prescribed formula. Under this right, we can acquire our property manager’s business without a vote or the consent of our shareholders or the consent of the property manager or its shareholders. This formula is intended to result in our issuance of a number of our common shares equal to the fair value of the property manager’s business, including consideration for the cancellation of its contractual relationship with us and the loss of future fees. Thus, in the event we acquire the property manager’s business, the owner of the property manager, which is affiliated with our executive management, would receive payment in the form of shares of our common stock. There is no assurance that the value we would pay for the property manager’s business and assets would not exceed the value non-related purchasers would pay in an arms-length transaction. A majority vote of our directors not otherwise interested in the transaction and by a majority of our independent directors must approve the exercise of this right.

Possible future transactions with our executive management or their affiliates could create a conflict of interest for our executive management. Under prescribed circumstances, we may enter into transactions with affiliates of our management, including the borrowing and lending of funds, the purchase and sale of properties, and joint investments. Currently, our policy is not to enter into any transaction involving sales or purchases of properties or joint investments with our executive management or their affiliates, or to borrow from or lend money to such persons. However, our policies in each of these regards may change in the future.

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

ITEM 2. PROPERTIES

General Information

We own or have an equity interest in twenty-two (22) separate properties located in four states. In addition, through our model home subsidiary and our investments limited partnership interests, we own a total of 78 model home properties located in thirteen states. The following tables provide certain additional information about our properties as of December 31, 2011.

							Renovation
			Year	$			or
		Date	Property	Purchase	Percent		Improvement
Property/Location	Note	Acquired	Constructed	Price*	Ownership	Occupancy	Cost.
Indudstrial/Office Properties:

Havana/Parker Complex	1	06/06	1975	$5,828,963	100.0%	57.4%	$—
Aurora, CO

Garden Gateway Plaza	2, 6	03/07	1982	$15,132,624	94.0%	83.5%	—
Colorado Springs, CO

Executive Office Park	3	07/08	2000/2001	$10,125,881	100.0%	88.8%	—
Colorado Springs, CO

Pacific Oaks Plaza	4	09/08	2005	$4,876,483	100.0%	100.0%	—
Escondido, CA

Morena Office Center	1	01/09	1987	$6,575,000	100.0%	92.4%	—
San Diego, CA

Fontana Medical Plaza	5	02/09	1980	$1,919,800	51.0%	100.0%	—
Fontana, CA

Rangewood Medical Office Building	1	03/09	1998	$2,630,000	100.0%	83.4%	—
Colorado Springs, CO

Genesis Plaza	1	08/10	1986	$10,000,000	100.0%	76.4%	—
San Diego, CA

Dakota Bank Buildings	3	05/11	1982	$9,575,000	100.0%	98.3%	—
Fargo, ND

Port of San Diego Complex	3	12/11	1971/2008	$14,500,000	73.3%	51.7%	—
National City, CA

Self-Storage Properties:

Sparky’s Palm Self-Storage	6	11/07	2003	$4,848,919	52.0%	82.1%	—
Highland, CA

Sparky’s Joshua Self-Storage	7	12/07	2003/2005	$8,007,127	100.0%	69.5%	—
Hesperia, CA

Sparky’s Thousand Palms Self-Storage		08/09	2007	$6,200,000	100.0%	76.5%	—
Thousand Palms, CA

Sparky’s Hesperia East Self-Storage		12/09	2007	$2,775,000	100.0%	43.6%	—
Hesperia, CA

Sparky’s Rialto Self-Storage		05/10	2007	$5,290,000	100.0%	53.0%	—
Rialto, CA

Sparky’s Sunrise Self-Storage		12/11	1985/1989	$2,200,000	100.0%	65.4%	—
Hesperia, CA

Residential Properties:

Casa Grande Apts.	6, 8	04/99	1973	$1,020,000	20.1%	92.3%	—
Cheyenne, WY

10 Model Home Properties	9	02/09	2008/2009	$3,927,870	75.7%	100.0%	—
Las Vegas, NV/Fair Oaks Ranch, CA

1 Model Home Properties	10	9/09	2008/2009	$646,590	83.0%	100.0%	—
San Diego, CA

4 Model Home Properties	11	10/10	2010	$907,300	100.0%	100.0%	—
Arizona

9 Model Home Properties	11	10/10	2010	$1,723,040	100.0%	100.0%	—
OR, ID, WA

6 Model Home Properties	12	11/10	2003-2008	$1,695,000	73.6%	100.0%	—
TX, OH, MI, CA, AZ, WA, NV

7 Model Home Properties	13	11/10	2004-2007	$1,983,000	70.5%	100.0%	—
TX, OH, NJ, WA, CA, AZ, NV

3 Model Home Properties	14	11/10	2006-2008	$657,000	66.6%	100.0%	—
NV, TX, CA, NC, WA, OH

12 Model Home Properties	11	12/10	2010	$2,905,760	100.0%	100.0%	—
TX

2 Model Home Properties	11	01/11	2010	$448,000	100.0%	100.0%	—
TX

5 Model Home Properties	11	02/11	2010	$1,535,100	100.0%	100.0%	—
CA

4 Model Home Properties	11	03/11	2010	$955,880	100.0%	100.0%	—
SC, FL, TX

3 Model Home Properties	11	06/11	2011	$596,200	100.0%	100.0%	—
TX

1 Model Home Properties	11	07/11	2011	$242,000	100.0%	100.0%	—
TX

8 Model Home Properties	11	08/11	2011	$1,868,400	100.0%	100.0%	—
FL, NC, SC, TX

2 Model Home Properties	15	12/11	2011	$618,565	100.0%	100.0%	—
NJ, WA

1 Model Home Properties	16	12/11	2011	$325,600	100.0%	100.0%	—
SC

Retail Properties:

Escondido 7-Eleven	6	09/06	1980	$1,404,864	67.6%	100.0%	—
Escondido, CA

World Plaza	3	09/07	1974	$7,650,679	100.0%	87.1%	—
San Bernardino, CA

Regatta Square	3	10/07	1996	$2,180,166	100.0%	100.0%	—
Denver, CO

Waterman Plaza	3	08/08	2008	$7,164,029	100.0%	95.3%	—
San Bernardino, CA

Yucca Valley Retail Center		09/11	1978	$6,676,700	100.0%	92.9%	—
Yucca Valley, CA

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
(3)	Leased primarily on a triple net basis related expenses in excess of the base year property related expenses.
(4)	The Company, and related entities, occupies approximately 12,134 square feet, or 75.8% of this property as its corporate offices.
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
(6)	This property is owned by a DOWNREIT Partnership for which we serve as general partner and in which we own less than a 100% equity interest.
(7)	Self-storage property with a self serve car wash on premises.
(8)	An apartment building leased to tenants on a short term basis.
(9)	Model home properties owned by DAP II.
(10)	Model home properties owned by DAP III
(11)	Model home properties owned by NetREIT Dubose.
(12)	Model home properties owned by DMHI Fund #3, LTD.
(13)	Model home properties owned by DMHI Fund #4, LTD.
(14)	Model home properties owned by DMHI Fund #5, LTD.
(15)	Model home properties owned by DMHI Fund #113, LP.
(16)	Model home properties owned by Dubose Model Home Investors #201, LP.

Physical Occupancy Table for Last 5 Years (1)

	Date	Percentage Occupancy as of the Year Ended December 31,
	Acquired	2007	2008	2009	2010	2011
Industrial/Office Properties:

Havana/Parker Complex	06/06	74.90%	54.00%	53.00%	53.20%	57.40%

Garden Gateway Plaza	03/07	85.10%	88.30%	85.10%	69.68%	83.50%

Executive Office Park	07/08	94.80%	94.80%	90.70%	89.60%	88.80%

Pacific Oaks Plaza (2)	09/08		100.00%	100.00%	100.00%	100.00%

Morena Office Center	01/09			77.20%	77.20%	92.40%

Fontana Medical Plaza	02/09			100.00%	100.00%	100.00%

Rangewood Medical Office Building	03/09			94.30%	94.90%	83.40%

Genesis Plaza	08/10				86.70	76.40%

Dakota Bank Buildings	05/11					98.30%

Port of San Diego Complex	12/11					51.70%

Self-Storage Properties:

Sparky’s Palm Self-Storage	11/07	85.00%	84.20%	86.70%	80.70%	82.10%

Sparky’s Joshua Self-Storage	12/07	77.00%	67.80%	75.40%	63.90%	69.50%

Sparky’s Thousand Palms Self-Storage	08/09			41.60%	57.10%	76.50%

Sparky’s Hesperia East Self-Storage	12/09			34.60%	47.00%	43.60%

Sparky's Rialto Self-Storage	05/10				46.70%	53.00%

Sparky's Sunrise Self-Storage	12/11					65.40%

Residential Properties:

Casa Grande Apartments	04/99	92.00%	96.10%	84.60%	94.90%	92.30%

10 Model Home Properties	02/09				100.00%	100.00%

1 Model Home Properties	09/09				100.00%	100.00%

4 Model Home Properties	10/10				100.00%	100.00%

9 Model Home Properties	10/10				100.00%	100.00%

6 Model Home Properties	11/10				100.00%	100.00%

7 Model Home Properties	11/10				100.00%	100.00%

3 Model Home Properties	11/10				75.90%	100.00%

12 Model Home Properties	12/10				100.00%	100.00%

2 Model Home Properties	01/11					100.00%

5 Model Home Properties	02/11					100.00%

4 Model Home Properties	03/11					100.00%

3 Model Home Properties	06/11					100.00%

1 Model Home Properties	07/11					100.00%

8 Model Home Properties	08/11					100.00%

2 Model Home Properties	12/11					100.00%

1 Model Home Properties	12/11					100.00%

Retail Properties:

Escondido 7-Eleven	09/06	100.00%	100.00%	100.00%	100.00%	100.00%

World Plaza	09/07	98.10%	94.00%	87.10%	90.20%	87.10%

Regatta Square	10/07	100.00%	100.00%	100.00%	100.00%	100.00%

Waterman Plaza	08/08		74.30%	83.60%	83.60%	95.30%

Yucca Valley Retail Center	09/11					92.90%
____________
(1) Information is provided only for the years that we owned the property.
(2) The Company, and related entities, occupies 12,134 square feet, or 75.8% of this property as its corporate offices.

Top Ten Tenants Physical Occupancy Table

The following table sets forth certain information with respect to our top ten tenants.

Tenant	Number of Leases	Annualized Base Rent as of December 31, 2011 (1)	Percent of Total Annualized Base Rent as of December 31 2011
U.S. Bank National Association	2	$1,320,000	13.02%
County of San Bernardino	1	$521,500	5.14%
Wells Fargo Dealer Services, Inc.	1	$415,300	4.10%
Epsilon Systems Solutions, Inc.	1	$403,700	3.98%
Caliber Bodyworks, Inc.	1	$355,400	3.51%
Goodwill Industries	1	$351,600	3.47%
Community Research Foundation, Inc	4	$350,500	3.46%
DVA Healthcare Renal Care	1	$258,900	2.55%
Fairchild Semiconductor Corporation	1	$245,700	2.42%
Republic Indemnity of America	1	$130,700	1.29%
The Vons Companies, Inc.	1	$206,700	2.04%

____________
(1) Includes scheduled rent increases in 2011.

Occupancy and Average Effective Annual Rent Per Square Foot

The following table presents the average effective annual rent per square foot for our properties, excluding our model home properties, as of December 31, 2011.

Property	Square Footage	Annual Gross Rent (1)	Percentage Occupied at December 31, 2011	Annual Rent Per Sq Ft At Full Occupancy

Industrial/Office Properties:

Havana/Parker Complex	114,000	$614,900	57.40%	$9.40

Garden Gateway Plaza	115,052	$1,496,600	83.50%	$15.58

Executive Office Park	65,084	$1,076,700	88.80%	$18.63

Pacific Oaks Plaza (2)	16,000		100.00%	$(2)

Morena Office Center	26,784	$573,000	92.40%	$23.15

Fontana Medical Plaza	10,500	$293,100	100.00%	$27.91

Rangewood Medical Office Building	18,222	$363,800	83.40%	$23.94

Genesis Plaza	57,685	$1,329,800	76.40%	$30.17

Dakota Bank Buildings	119,749	$1,489,000	98.30%	$12.65

Port of San Diego Complex	146,700	$900,000	51.70%	$11.87

Self-Storage Properties:

Sparky’s Palm Self-Storage	50,250	$471,000	82.10%	$11.42

Sparky’s Joshua Self-Storage	149,750	$553,800	69.50%	$5.32

Sparky’s Thousand Palms Self-Storage	113,126	$461,700	76.50%	$5.34

Sparky’s Hesperia East Self-Storage	72,940	$194,500	43.60%	$6.12

Sparky’s Rialto Self-Storage	101,343	$406,300	53.00%	$7.56

Sparky’s Sunrise Self-Storage	93,851	$422,300	65.40%	$6.88

Residential Properties:

Casa Grande Apts.	29,250	$257,300	92.30%	$9.53

Retail Properties:

Escondido 7-Eleven	3,000	$116,100	100.00%	$38.70

World Plaza	55,098	$801,400	87.10%	$16.70

Regatta Square	5,983	$197,500	100.00%	$33.01

Waterman Plaza	21,170	$599,300	95.30%	$29.71

Yucca Valley Retail Center	119,749	$976,320	92.9%	$8.78
____________

(1)	Annual Gross Rent is calculated based upon contractual rents due as of December 31, 2011, determined using GAAP including CAM reimbursements and leases on a month-to-month basis.
(2)	The Company, and related entities, occupies approximately 12,134 square feet, or 75.8% of this property as its corporate offices.

Average Effective Annual Rent Per Square Foot for Last 5 Years (1)
	Average Effective Annual Rent per Square Foot
	For the Years Ended December 31,
	2007	2008	2009	2010	2011
Industrial/Office Properties:

Havana/Parker Complex	$7.38	$6.35	$5.46	$5.29	$5.39

Garden Gateway Plaza	$14.40	$14.84	$14.62	$13.78	$13.01

Executive Office Park		17.90	$18.20	$16.98	$16.50

Pacific Oaks Plaza (2)		15.94	$15.94	$17.36	$17.36

Morena Office Center			$23.80	$21.86	$21.39

Fontana Medical Plaza			$27.07	$27.86	$27.91

Rangewood Medical Office Building			$20.82	$25.23	$19.96

Genesis Plaza				$25.72	$23.05

Dakota Bank Buildings					$12.43

Port of San Diego Complex					$6.13

Self-Storage Properties:

Sparky’s Palm Self-Storage	$9.32	$9.45	$8.02	$9.49	$9.37

Sparky’s Joshua Self-Storage	$6.06	$4.80	$3.62	$4.39	$3.70

Sparky’s Thousand Palms Self-Storage			$3.73	$3.37	$4.08

Sparky’s Hesperia East Self-Storage				$2.72	$2.67

Sparky's Rialto Self-Storage				$4.08	$4.01

Sparky's Sunrise Self-Storage					$4.50

Residential Properties (3):

Casa Grande Apts.	$6.24	$6.26	$6.05	$8.37	$8.80

Retail Properties:

Escondido 7-Eleven	$18.02	$18.02	$36.00	$36.00	$38.70

World Plaza	$15.49	$15.40	$14.09	$14.04	$14.55

Regatta Square	$38.17	$38.17	$32.08	$32.97	$33.00

Waterman Plaza		$23.32	$24.81	$26.54	$28.31

Yucca Valley Retail Center					$11.35
____________

(1)	Annualized from date of acquisition in year acquired.
(2)	The Company, and related entities, occupies 75.8% of this property as its corporate offices.
(3)	Does not include model home properties.

Lease Expirations Tables (1)

The following table shows lease expirations for our properties as of December 31, 2011, assuming that none of the tenants exercise renewal options.

	NetREIT, Inc. Properties
	Number of
	Leases	Square	Annual Rental	Percent
Expiration Year	Expiring	Footage	From Lease	of Total
2012	30	166,415	$2,206,900	23.7%
2013	32	99,912	1,652,800	17.8
2014	27	50,942	734,000	7.9
2015	19	149,741	2,134,700	23.0
2016	14	165,252	1,664,800	17.9
2017	2	6,211	50,800	0.5
2018	3	20,339	482,400	5.2
2019	1	10,525	258,900	2.9
2020	1	2,920	48,900	0.5
2021	1	2,300	60,000	0.6
Totals	130	674,557	$9,294,200	100.0%

____________

(1) Table excludes residential and self-storage properties.

	Model Home Properties
	Number of
	Leases	Square	Annual Rental	Percent
Expiration Year	Expiring	Footage	From Lease	of Total
2012	35	82,125	$1,269,012	55.6%
2013	34	88,314	792,744	34.8
2014	9	26,036	219,420	9.6
	78	196,475	$2,281,176	100.0%

Concentration of Tenants

As of December 31, 2011, the following tenants accounted for 10% or more of our aggregate annual rental income for the specific property:

			% of
			Total
			Rental
		Current	Income
		Annual	by Respective
Property	Tenant	Rent (1)	Property
Industrial/Office Properties:

Havana/Parker Complex	None

Garden Gateway Plaza	Fairchild Semiconductor Corporation	$245,700	28.1%
	The Travelers Indemnity Co.	$130,700	14.9%
	Aeroflex Colorado Springs, Inc.	$112,500	12.9%

Executive Office Park	Keller Williams Client's Choice Realty	$190,200	26.9%
	Fidelity National Title Company	$142,900	20.2%

Pacific Oaks Plaza	(3)	—	—

Morena Office Center	Community Research Foundation	$350,500	57.4%
	Lloyd’s Pest Control	$141,200	23.1%
	Integrated Communication Solutions, Inc.	$67,200	11.0%

Fontana Medical Plaza	DVA Healthcare Renal Care	$258,915	100.0%

Rangewood Medical Office Building	Rocky Mountain Prosthetic Denistry, PC	$65,000	27.2%
	Rangewood Orthodontics, PC	$48,900	20.4%
	Dr. Ruxandra Georgescu, DDS	$32,000	12.0%
	Michael J. Foy D.D., M.S., PC	$32,000	13.4%
	The Therapy Cottage, Inc.	$28,800	12.0%

Genesis Plaza	Wells Fargo Dealer Services, Inc.	$415,300	33.6%
	Republic Indemnity of America	$227,300	18.4%
	Panasonic Corporation of America	$185,400	15.0%
	State of California	$183,600	14.9%

Dakota Bank Buildings	U.S. Bank National Association	$1,320,000	81.3%
	Restaurant Technology Services, LLC	$171,500	10.6%

Port of San Diego Complex	Caliber Bodyworks, Inc	$355,400	46.8%
	Epsilon Systems Solutions, Inc	$403,700	53.2%
Self-Storage Properties: (2)

Residential Properties:

Casa Grande Apartments (2).

10 Model Home Properties	Pardee Homes of California (4)	$400,000	85.2%
	Pardee Homes of Nevada (4)	$69,500	14.8%

1 Model Home Properties	Pardee Homes of California (4)	$77,400	100.0%

48 Model Home Properties	K. Hovnanian of Houston, LP (5)	$553,000	49.6%
	Mercedes Homes	$285,700	25.6%
	Hayden Homes, LLC	$188,000	16.9%
	Maracay Homes (4)	$88,500	7.9%

6 Model Home Properties	Pardee Homes of California (4)	$20,900	9.4%
	K. Hovnanian Oster Homes, LLC (5)	$158,700	71.9%
	Pardee Homes of Nevada (4)	$41,200	18.7%

7 Model Home Properties	Pardee Homes of California (4)	$17,400	7.5%
	Pardee Homes of Nevada (4)	$21,900	9.5%
	The Quadrant Corporation (4)	$28,900	12.6%
	K. Hovnanian Oster Homes, LLC (5)	$162,100	70.4%

3 Model Home Properties	K. Hovnanian Oster Homes, LLC (5)	$78,300	100.0%

1 Model Home Properties	Imagine Built Homes	$37,600	100.0%

2 Model Home Properties	The Quadrant Corporation (4)	$27,800	48.7%
	K. Hovnanian Homes, LLC (5)	$29,300	51.3%

Retail Properties:

Escondido 7-Eleven	7-Eleven, Inc.	$108,000	100.0%

World Plaza	County of San Bernardino	$521,500	70.7%
	Citizen's Business Bank	$84,700	11.5%

Regatta Square	Little H Burger, LLC	$60,000	35.3
	PBI, Inc.	$51,800	30.4%
	5th Avenue Nails	$36,000	21.2%
	Hanuman	$22,400	13.2%

Waterman Plaza	Goodwill Industries	$351,600	78.1%
	Alta Vista Credit Union	$59,200	72.5%

Yucca Valley Retail Center	The Vons Companies, Inc.	$206,682	30.0%
	Angel View, Inc.	$94,620	13.8%
	Del Taco, Inc.	$77,796	11.3%

____________
(1) Annualized base rent as of December 31, 2011 without considering scheduled rent increases.
(2) These properties are comprised of residential and self-storage units which are rented on a short term basis, generally on a month-to-month basis or less than 12 months.
(3) The Company, and related entities, occupies approximately 12,134 square feet, or 75.8% of this property as its corporate offices.
(4) A subsidiary of Weyerhaeuser Company.

The following table provides certain information with respect to the leases of those tenants that occupy 10% or more of the rentable square footage in each of our properties as of December 31, 2011.

			Percentage	Current
	Rentable		of	Base
	Square	Lease	Property	Annual	Renewal
Property and Lessee	Feet	Ends	Leased	Rent (1)	Options

Industrial/Office Properties:

Havana/Parker Complex	None

Garden Gateway Plaza
Aeroflex Colorado Springs, Inc.	25,530	11/30/2016	22.2%	$112,500	One 5 yr.
Fairchild Semiconductor Corporation	18,900	7/31/2013	16.4%	$245,700	One 5 yr.
The Travelers Indemnity Co.	13,066	2/29/2016	11.4%	$130,700	One 5 yr.

Executive Office Park
Keller Williams Client's Choice Realty	16,543	9/30/2013	25.4%	$190,200	None
Fidelity National Title	9,217	7/31/2012	14.2%	$142,900	None

Pacific Oaks Plaza (3)	None

Morena Office Center
Community Research Foundation	12,582	3/31/2013	47.0%	$350,500	None
Lloyd’s Pest Control	6,722	1/31/2015	25.1%	$141,200	None
Integrated Communication Solutions, Inc.	3,611	4/30/2016	13.5%	$67,200	One 4 yr.

Fontana Medical Plaza
DVA Healthcare Renal Care	10,525	11/22/2019	100.0%	$258,900	Three 5 yr.

Rangewood Medical Office Building
Rocky Mountain Prosthetic Dentistry P.C.	3,717	3/31/2013	20.4%	$65,000	Two 5 yr.
Michael J. Foy, D.D., M.S., PC	2,778	3/31/2013	15.2%	$32,000	None
Dr. Ruxandra Georgescu, DDS	2,512	3/31/2014	13.8%	$46,700	Three 5 yr.
The Therapy Cottage	2,134	2/28/2014	11.7%	$28,800	One 5 yr.

Genesis Plaza
Wells Fargo Dealer Services, Inc.	13,520	2/28/2015	23.4%	$415,300	One 5 yr.
Republic Indemnity of America	8,976	6/30/2015	15.6%	$227,300	One 5 yr.
Panasonic Corporation of America	6,060	7/31/2013	10.5%	$185,400	One 5 yr.
State of California	5,975	12/31/2015	10.4%	$183,600	None

Dakota Bank Buildings
U.S. Bank National Association	95,111	12/31/2012	79.4%	$1,320,000	None
Restaurant Technology Services, LLC	13,439	12/31/2012	11.2%	$171,500	None

Port of San Diego Complex
Epsilon Systems Solutions	40,700	7/18/2015	27.7%	$403,700	One 5 yr.
Caliber Bodyworks, Inc.	35,200	7/18/2015	24.0%	$355,400	Two 5 yr.

Self-Storage Properties: (2)

Residential Properties: (2) (4)

Retail Properties:

Escondido 7-Eleven
7-Eleven	3,000	12/31/2018	100.0%	$108,000	Two 5 yr.

World Plaza
County of San Bernardino	29,942	9/24/2018	54.3%	$521,500	One 1 yr. &Two 5 yr.
Citizen's Business Bank	5,227	7/2/2016	14.0%	$84,700	One 5 yr.

Regatta Square
Little H Burger, LLC	2,300	12/31/2021	38.4%	$51,800	Two 5 yr.
PBI, Inc.	1,851	5/31/2013	30.9%	$51,800	One 5 yr.
5th Avenue Nails	1,032	8/31/2012	17.2%	$36,000	One 5 yr.
Hanuman, Inc.	800	8/31/2012	13.4%	$22,400	One 5 yr.

Waterman Plaza
Goodwill Industries	14,503	9/24/2018	68.5%	$351,600	Two 5 yr.
Dr. Laura Nguyen O.D., Inc.	2,461	6/30/2016	11.6%	$32,500	One 5 yr.

Yucca Valley Retail Center
The Vons Companies, Inc.	40,000	2/29/2016	33.4%	$206,700	Five 5 yr.
____________
(1)	Annualized rent as of December 31, 2010 without considering scheduled rent increases.
(2)	Self-storage or residential units rented on a short term basis.
(3)	The Company, and related entities, occupies approximately 12,134 square feet, or 75.8% of this property as its corporate offices.
(4)	See schedule of Concentration of Tenants

Geographic Diversification Table

The following table shows a list of properties we owned as of December 31, 2011, grouped by the state where each of our investments is located.

	NetREIT, Inc. Properties
			Approximate	Current	Approximate
			%	Base	%
	No. of	Aggregate	of Square	Annual	of Aggregate
State	Properties	Square Feet	Feet	Rent (1)	Annual Rent

California	15	763,642	62.0%	$5,014,243	54.0%
Colorado	5	318,341	25.9%	2,655,475	28.6%
North Dakota	1	119,749	9.7%	1,624,219	17.4%
Wyoming	1	29,250	2.4%	-	-%
	22	1,230,982	100.0%	$9,293,937	100.0%
____________
(1) Annualized base rent as of December 31, 2011without considering scheduled rent increases. Current base rent does not include residential and self-storage properties.

	Model Home Properties
			Approximate	Current	Approximate
			%	Base	%
	No. of	Aggregate	of Square	Annual	of Aggregate
State	Properties	Square Feet	Feet	Rent (2)	Annual Rent

Texas	27	80,394	40.8%	$686,712	30.1%
California	15	40,363	20.5%	613,992	26.9%
Nevada	5	8,031	4.1%	132,576	5.8%
Ohio	5	12,352	6.3%	183,852	8.0%
Oregon	5	8,487	4.3%	122,028	5.3%
Washington	5	8,890	4.5%	102,624	4.5%
Arizona	4	9,973	5.1%	88,536	3.9%
Florida	3	7,694	3.9%	67,392	2.9%
South Carolina	3	8,408	4.3%	70,944	3.1%
North Carolina	2	5,302	2.7%	49,716	2.2%
New Jersey	2	4,288	2.2%	114,912	5.0%
Idaho	1	1,583	0.8%	20,028	0.9%
Michigan	1	1,268	0.6%	32,880	1.4%
	78	197,033	100.0%	$2,286,192	100.0%
____________
(2) Information is for Model Home Properties included in NetREIT Dubose Model Home REIT, Inc., DAP II, DAP III Dubose Investment Fund #201 and Dubose Model Income Funds 3, 4, 5 and 113.

Indebtedness

Mortgage Debt

The following table presents information as of December 31, 2011 on indebtedness encumbering our properties. The Company is current with respect to it’s payments on each of these loans.

	NetREIT, Inc. Properties
		Current
	Principal	Interest	Maturity	Balance at
Property	Amount	Rate	Date	Maturity

Havana/Parker Complex	$3,242,767	6.51%	July 2016	$2,844,980
Garden Gateway Plaza (1)	9,533,849	6.08%	April 2014	$8,893,175
Waterman Plaza	3,621,057	6.50%	September 2015	$3,304,952
Sparky’s Thousand Palms Self-Storage (2)	4,431,783	5.50%	March 2034	$-
Sparky’s Hesperia East Self-Storage (3)	1,690,301	5.00%	December 2016	$1,564,200
Sparky's Rialto Self-Storage	2,820,793	6.25%	May 2015	$2,643,350
Genesis Plaza	4,854,307	4.65%	September 2015	$4,415,000
Casa Grande Apartments	1,040,762	5.80%	July 2018	$890,921
Executive Office Park	4,572,161	5.79%	July 2025	$3,380,902
Dakota Bank Buildings (4)	5,640,568	5.75%	May 2016	$5,130,129
Yucca Valley Retail Center	3,304,120	5.62%	May 2015	$2,942,580
Rangewood Medical Office Building	1,150,000	4.95%	January 2019	$645,026
Regatta Square	1,300,000	4.95%	January 2019	$1,082,824
Port of San Diego Complex (5)	9,500,000	6.00%	June 2013	$8,847,736
	$56,702,468

	Model Home Properties
		Current
	Principal	Interest
Borrower	Amount	Rate	Maturity Date

Dubose Acquisition Partners II, LP (6)	$2,088,868	5.50%	February 2012
NetREIT Dubose Model Home REIT, Inc. (7,13)	5,381,710	5.75-6.30%	Various 2015 & 2016
NetREIT Dubose Model Home Income Fund #3, LTD. (8)	420,830	2.38%	October 2011
NetREIT Dubose Model Home Income Fund #4, LTD. (9)	670,215	2.38-2.55%	Various 2011 & 2012
NetREIT Dubose Model Home Income Fund #5, LTD. (10)	89,811	7.16%	December 2011
Dubose Model Home Investors #201, LP (11)	195,360	5.50%	December 2016
NetREIT Dubose Model Home Investment Fund #113, LP (12)	380,535	5.84-7.13%	June 2012
	9,227,329
Total mortgage notes payable	$65,929,797

____________
(1)	Mortgage is cross-collateralized by all three buildings comprising the Garden Gateway Plaza. Mortgage has release clause for each building.
(2)
Interest rate is variable with a floor of 5.50% and a ceiling of 10.5%. The variable interest rate is calculated using the lowest New York prime rate in effect on the first day of the month as published in the money rate section of the West Coast edition of the Wall Street Journal added to the margin of 0.50%.

(3)	Interest rate is fixed at 5.00% for the through January 18, 2012 and increases to 6.25% for the remaining 60 months of the loan.
(4)
Interest rate is variable with a floor of 5.75% and a ceiling of 9.75%. The interest rate is calculated using the one month labor rate plus 3%, adjustable monthly using the rate in effect on the first day of each month.

(5)
Interest rate is variable with a floor of 6.00% and no ceiling. The interest rate is calculated using the Wall Street Journal prime rate plus 1%, adjustable monthly using the rate in effect on the tenth day of each month.

(6)	Consists of 10 mortgage notes payable secured by 10 model home properties.
(7)	Consists of 48 mortgage notes payable secured by 48 model home properties.
(8)
Consists of 1 mortgage notes payable secured by 1 model home properties. The Company is working with the lender to extend the maturity date of this loan. The Company anticipates that the lender will extend the due date of these loans until such time as the model home securing it is sold.

(9)
Consists of 3 mortgage notes payable secured by 3 model home properties. The Company is working with the lender to extend the maturity dates of these loans. The Company anticipates that the lender will extend the due date of these loans until such time as the model home(s) securing them are sold.

(10)
Consists of 1 mortgage notes payable secured by 1 model home properties. The Company is working with the lender to extend the maturity date of this loan. The Company anticipates that the lender will extend the due date of these loans until such time as the model home securing it is sold.

(11)	Consists of 1 mortgage notes payable secured by 1 model home properties.
(12)	Consists of 2 mortgage notes payable secured by 2 model home properties.
(13)	These mortgages are guaranteed by NetREIT, Inc.

Description of Properties

Industrial/Office Properties:

Havana/Parker Complex

In June 2006, we purchased the Havana/Parker Complex which consists of 7 attached three story office buildings located in Aurora, Colorado. This property is located at the intersection of Parker Road and Havana Street which is one of the busiest intersections in Aurora. The property consists of approximately 114,000 square feet and is approximately 57.4% occupied as of December 31, 2011. The property is surrounded by newer Class A buildings. Our buildings are an alternative to the higher priced buildings in the area. We purchased the building for $5.8 million and invested approximately an additional $776,000 in renovating the property to attract quality and larger tenants. We borrowed $3.6 million to finance this purchase at the date of acquisition.  In December 2010, through the course of the Company’s annual review of property values for possible permanent impairment of value, we determined that the Havana/Parker Complex value had been impaired and, as a result, recorded an impairment of $1 million.

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

The property is approximately 83.5% occupied as of December 31, 2011.

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

Executive Office Park is comprised of a condominium development consisting of four (4) separate buildings situated on four (4) legal parcels. The property is developed as an office condominium complex. The property consists of a total of 65,084 square feet situated on a total of 4.57 acres. The property is approximately 7 years old. This property is approximately 88.8% occupied as of December 31, 2011.

Pacific Oaks Plaza

In September 2008, we acquired the Pacific Oaks Plaza and related personal property located in Escondido, California. Our purchase price for the property was $4.9 million, all of which we paid in cash.
Pacific Oaks Plaza consists of a two story office building of approximately 16,000 square feet. The building was completed in 2005 and has been owner occupied since its construction. As of December 31, 2011 the part of the building not occupied by the Company and related parties was 100% leased.

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

As of December 31, 2011, the property was 92.4% occupied.

Fontana Medical Plaza

In February 2009, we formed Fontana Medical Plaza, LLC (“FMP”) with Fontana Dialysis Building, LLC, which we are the Managing Member and 51% owner. FMP assumed an agreement to purchase the Fontana Medical Plaza located in Fontana, California. The purchase price for the property was $1,900,000, in all cash transaction. The property consists of approximately 10,500 square feet. FMP also assumed a lease agreement for a single tenant to occupy 100% of the building for ten (10) years with three five (5) year renewal options. The lease agreement requires annual rent payments during the first five years of $258,900 increasing by 12.5% on the fifth year anniversary and each five year anniversary thereafter.

The tenant is DVA Healthcare Renal Care, Inc. (“DVA”) and the property is leased on a triple net basis. DVA is a wholly-owned subsidiary of Davita, Inc., a leading provider of dialysis services in the United States for patients suffering from chronic kidney failure.

Rangewood Medical Office Building

In March 2009, we acquired The Rangewood Medical Office Building (“Rangewood”) located in Colorado Springs, Colorado. The purchase price for the property was $2.6 million. We purchased the property with $200,000 cash and a $2,430,000 draw on the Credit Facility. Rangewood is a 3-story, Class A medical office building of approximately 18,222 rentable square feet. The building was constructed in 1998. As of December 31, 2011, the property was 83.4% occupied.

Genesis Plaza

In August, 2010, the Company completed the acquisition of Genesis Plaza. The purchase price was $10.0 million The Company paid the purchase price through a cash payment of $5.0 million and a new mortgage loan with an insurance company secured by the Property of $5.0 million. The loan bears interest at 4.65% with a 25 year amortization schedule and a maturity date of August, 24, 2015 that may be extended for an additional 5 years at the lender’s discretion subject to a change in the interest rates and other terms of the agreement. The Property is a four-story suburban office building built in 1988 and located in the Kearny Mesa submarket of San Diego, California, consisting of 57,685 rentable square feet. As of December 31, 2011, the property was 76.4% occupied.

Dakota Bank Buildings

In May 2011, the Company acquired the Dakota Bank Buildings for the purchase price of approximately $9.6 million. The Property is a six-story, two building office complex built in 1981 and 1986 located on 1.58 acres and consists of approximately120,000 rentable square feet in downtown Fargo, North Dakota. The Company made a down payment of approximately $3.875 million and financed the remainder of the purchase price through a monthly adjustable rate mortgage with interest at 3.0% over the one month Libor with an interest rate floor of 5.75% and ceiling of 9.75%. As of December 31, 2011, the property was 98.3% occupied.

Port of San Diego Complex

In December 2011, the Company completed the formation of a California limited  partnership, NetREIT National City Partners, LP, (“NCP”) whereby a limited partner contributed its fee interest in two adjacent multi-tenant industrial properties located in National City, California. The Company contributed approximately $0.5 million cash and 1,649.266 shares of $1,000 liquidation value, 6.3% convertible preferred stock to capitalize the limited partnership.  The agreed upon value of the Property was $14.5 million. The Company also contributed $2.9 million cash which was used to pay down the mortgage loan assumed by NCP to a balance of $9.5 million. After completing the transactions, NetREIT has an approximate 75% interest in the NCP and a single unrelated limited partner has an approximate 25% interest. The property, referred to by the Company as the “Port of San Diego Complex”, consists of two adjacent multi-tenant light industrial buildings built in 1971 and was renovated in 2008. The Property is comprised of 6.13 acres and the buildings have 146,700 rentable square feet. As of December 31, 2011, the property was 51.7% occupied.

Self-Storage Properties:

Sparky’s Palm Self-Storage

In November 2007, we acquired the Sparky’s Palm Self-Storage property located in Highland, California. Our purchase price was $4.8 million, all of which we paid in cash. Sparky’s Palm Self-Storage is comprised of ten single story buildings and one two-story building, totaling approximately 50,250 rentable square feet, located on approximately 2.81 acres of land. The buildings comprise approximately 494 self-storage rental units and 29 recreational vehicle (RV) rental spaces. The buildings are of framed stucco and modular construction completed in 2003. The property is approximately 82.1% occupied as of December 31, 2011.

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

Sparky’s Joshua Self-Storage was constructed in 2003 and 2005 and is comprised of four single level storage buildings with approximately 149,750 rentable square feet, a three bedroom residence building, and a six bay self-serve coin operated car wash facility located on approximately 9.5 acres of land. The property consists of approximately 789 self-storage units and 72 recreational vehicle (RV) rental spaces. The property is approximately 69.5% occupied as of December 31, 2011.

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

Sparky’s Thousand Palms Self-Storage consists of nine (9) single story, Class A buildings, constructed of reinforced concrete masonry and metal construction with 113,126 rentable square feet comprised of 549 storage units which range in size from 25 to 300 square feet, and 94 enclosed RV and boat storage units that range in size from 150 to 600 square feet. The Property was built in 2007 and sits on approximately 5.5 acres or 238,273 square feet of land. The Property is located in the Palm Desert/Thousand Palms area adjacent to the Interstate 10 freeway in Riverside County, California.  The property is approximately 76.5% occupied as of December 31, 2011.

Sparky’s Hesperia East Self-Storage

In December 2009, We completed the acquisition of Sparky’s Hesperia East Self-Storage, formerly known as St. Thomas Self-Storage located in Hesperia, California. The purchase price for the property was $2.8 million. We paid the purchase price through a cash payment of $1.1 million and a promissory note in the amount of $1.7 million.

Sparky’s Hesperia East Self-Storage was constructed in 2007 and is comprised of fifteen single level storage buildings, a management office and a three bedroom residence building. The property consists of approximately 5.8 acres of land, 72,940 rentable square feet and approximately 479 self-storage units. The property is approximately 43.6% occupied as of December 31, 2011.

Sparky’s Rialto Self-Storage

In May 2010, the Company completed the acquisition of Sparky’s Rialto Self Storage, formerly known as Las Colinas Self-Storage, located in Rialto, California. The purchase price was $4.9 million. The Company paid the purchase price through a cash payment of approximately $2.0 million and a promissory note in the amount of approximately $2.9 million. The property consists of approximately 7.5 acres of land, 101,343 rentable square feet and approximately 771 self storage units. The property is approximately 53% occupied as of December 31, 2011.

Sparky’s Sunrise Self-Storage

In December 2011, the Company acquired the Sunrise Self-Storage facility for the purchase price of $2.2 million. The Company paid the purchase price in an all cash transaction. The Property is located within a mixed commercial and industrial area of Hesperia, California.  The Property was built in 1985 and 1989 and consists of fourteen (14) one and two-story buildings comprising approximately 93,851 square feet on a 4.93 acre parcel. The property is approximately 65.4% occupied as of December 31, 2011.

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

We lease the property to tenants on a month-to-month basis. The roof of the property was replaced in 1996. We plan no major renovations to the property within the next 36 months. As of December 31, 2011, the property is 92.3% occupied. Current rental rates are $575 for single bedroom units and $630 for the 2-bedroom units. The property competes for tenants with comparable multi-unit properties and single family residences in its area. We believe the property is comparable or superior to other multi-unit properties in the area considering its location and close proximity to Holiday Park, one of the more desirable areas of the city.

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

Model Home Investments

In February 2009, DMHU and the Company entered into an agreement to form DAP II and in May 2009, they formed DAP III. NetREIT is a 77.7% limited partner in DAP II and an 86.3% limited partner in DAP III. The partnerships have invested in 19 Model Homes which were leased back to the developers. As of December 31, 2011 these two partnerships owned a total of 11 model homes.

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

In December 2011, Dubose Model Home Investor Fund #201, LP acquired one model home properties in South Carolina and leased it back to the home builder. The purchase price for the property was approximately $0.3 million. NetREIT Dubose paid the purchase price through a cash payment of approximately $0.1 million and promissory note for the balance of the purchase price.

As of December 31, 2011, NetREIT Dubose and Dubose Model Home Investor Fund #201, LP owned a total of 49 model homes.

The DMHI Funds

As described above in Item 1, the Company acquired significant interests in each of DMHI Fund #3, DMHI Fund #4, DMHI Fund #5 and DMHI Fund #113 (collectively, the “DMHI Funds”)

At the time we acquired the DMHI Funds #3,#4 and #5 in 2010, the three funds had a total 29 model home properties under lease to their respective developers under NNN leases in 10 different states. At the time we acquired DMHI Fund #113, it had two homes under NNN leases in 2 states. As of December 31, 2011, these funds owned a total of 18 model homes.

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

World Plaza

In September 2007, we completed our purchase of the World Plaza Retail Center, a multi-tenant neighborhood retail center located in San Bernardino, California. The property consists of approximately 55,098 square feet of gross leaseable area situated on approximately 4.48 acres used pursuant to a lease covering the land only ( the “Ground Lease”). The purchase price of $7.7 million was with cash and by assumption of an existing loan in the principal amount of $3.7 million secured by a first deed of trust on the Ground Lease. The Ground Lease requires us to pay current annual rentals of $20,040 with scheduled increases over the life of the lease and expires on June 31, 2062. The Ground lease includes an option to purchase the property at the price of $181,710 in 2062. This property is approximately 87.1% occupied as of December 31, 2011.

The property was constructed in 1974. The major tenants on the property include the County of San Bernardino and Citizens Business Bank.

Regatta Square

In October 2007, we completed our purchase of the Regatta Square, a neighborhood retail center located in Denver, Colorado. The purchase price was $2.2 million including transaction costs, all payable in cash. This property is comprised of approximately 5,983 square feet of gross leasable space situated on 0.4 acres of land. The property is 100% occupied as of December 31, 2011.

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

Waterman Plaza was a newly constructed retail/office building of approximately 21,170 gross leaseable area and approvals to construct an additional 2,300 square foot building. The property consists of a total of 2.7 acres.  The property is approximately 95.3% occupied as of December 31, 2011.

Yucca Valley Retail Center

In September 2011, the Company acquired the Yucca Valley Retail Center for the purchase price of approximately $6.8 million. The Property is a neighborhood shopping center complex built in approximately 1978 consisting of five separate parcels. The Property consists of approximately 86,000 rentable square feet and is currently 93% leased and anchored by a national chain grocery store. The Company paid the purchase price through a cash payment of approximately $3.5 million and assumed a loan secured by the property of approximately $3.3 million with an interest rate of 5.62%.  The property is approximately 92.9% occupied as of December 31, 2011.

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

In 2011, we purchased a note from a national bank at a discount. The debtors were two of DMHI Funds we own and a model home income fund that we manage. As of December 31, 2011, there was approximately $0.1 million due from the income fund that we manage.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

To date, there is no public market for any of our securities.

We pay quarterly cash distributions computed on a monthly basis to our common shareholders. The following is a summary of monthly distributions paid per common share for the years:

Month	2011		2010
	Stock Dividend (1)	Cash Dividend	Cash Dividend
January		$0.0475	$0.0475
February		0.0475	0.0475
March		0.0475	0.0475
April		0.0475	0.0475
May		0.0475	0.0475
June		0.0475	0.0475
July		0.0475	0.0475
August		0.0475	0.0475
September		0.0475	0.0475
October		0.0475	0.0475
November		0.0475	0.0475
December	5%	0.0451	0.0475
Total		$0.5676	$0.570
____________

(1) The Company issued a stock dividend of 5%, or 720,366 common shares, to shareholders of record on December 2, 2011.

At December 31, 2011, a cash distribution of $0.1401 per common share was payable and was paid in January 2012.

We paid dividends on our shares of Series AA Preferred Stock at a quarterly rate of $0.437 per share until the shares were redeemed in May 2010 for an aggregate distribution of $34,447.

In December 2011, the Company issued approximately 1,649 shares of its Convertible Series 6.3% Preferred Stock. There were no dividends paid on these shares in 2011.

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

We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions. Although we eventually intend to make cash dividend distributions out of our operating cash flow and proceeds from the sale of properties, we do not presently have sufficient operating cash flow to do so, and we do not anticipate generating sufficient cash flow from operations to do so in the near future. Therefore, to fund our future dividends, we expect that we will continue to rely on proceeds from additional borrowings of secured or unsecured debt and from proceeds from the sale of properties until such time that our cash flow from operations exceeds the amount of cash dividends paid to shareholders. In the event that we are unable to make distributions out of cash flow from operations, or cannot secure additional equity or debt financing, our ability to declare and pay a cash dividend on our common stock may be materially limited.

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

Annually, we provide each of our shareholders a statement detailing distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital. During the years ended December 31, 2011 and 2010, all distributions were non-taxable as they were considered return of capital to the shareholders.

Number of Holders of Each Class of Stock

As of March 15, 2012, there were 2,976 holders of our Series A common stock and a single holder of our Convertible Series 6.3% preferred stock.

Securities Issued Under our 1999 Flexible Incentive Plan

The Company established the 1999 Flexible Incentive Plan (the “Plan”) for the purpose of attracting and retaining employees. The Plan provides that no more than 10% of the outstanding shares of common stock can be issued under the Plan. At December 31, 2011, the maximum number of shares that could be issued under the plan was approximately 1,528,800 shares. Prior to 2006, the Company awarded approximately 56,000 stock options. In 2006, the Compensation Committee of the Board of Directors adopted a restricted stock compensation plan under the Plan. There have been approximately 197,000 restricted shares granted since adopting the restricted stock compensation plan. At December 31, 2011, the amount of common shares available for future grants under the Plan is approximately 1,275,800 shares.

A table of non-vested restricted shares granted and vested since December 31, 2008 is as follows:

Balance, December 31, 2008	27,227
Granted	43,984
Vested	(24,787)
Cancelled	(566)
Balance, December 31, 2009	45,858
Granted	53,617
Vested	(37,547)
Cancelled	(286)
Balance, December 31, 2010	61,642
Granted	52,139
Vested	(49,805)
Cancelled	(5,504)
Stock dividend	5,305
Balance, December 31, 2011	63,777
____________

See Note 7 of the Notes to the Consolidated Financial Statements for further description of the employee retirement and share-based incentive plans. All shares issuable under the Plan are Series A common stock.

Issuer Purchases of Equity Securities

				(d)
				Maximum
			(c)	Number (or
			Total	Approximate
			Number of	Dollar
			Shares (or	Value) of
			Units)	Shares (or
			Purchased	Units)
	(a)		as Part of	that May Yet
	Total	(b)	Publicly	Be Purchased
	Number of	Average	Announced	Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs (1)	Programs (1)
January 1 — January 31, 2011	6,250	$8.00
February 1 — February 28, 2011	4,838	8.04
March 1 — March 31, 2011	9,955	7.00
March 1 — March 31, 2011 (Related Parties) (2)	9,560	8.63
April 1 — April 30, 2011	17,961	8.00
Total	48,564	$7.92
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

During the period starting on October 1, 2010 and ending on March 15, 2012, we sold an aggregate of 744,817 shares of our common stock resulting in aggregate net proceeds of approximately $6,247,828. These shares were sold at a price of $10.00 per share in a private placement offering to a total of 281 accredited investors. Each issuee purchased its shares for investment and the shares are subject to appropriate transfer restrictions. The offering was made by us through selected FINRA member broker-dealer firms. The sales were made in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws contained in Section 4(2) of the Act and Rule 506 promulgated thereunder.

During the period starting on October 1, 2010 and ending on March 15, 2012, we also issued 208,613 shares of our common stock to certain of our existing shareholders under our dividend reinvestment plan. The shares were issued directly by us without underwriters to a total of approximately 1,500 persons participating in the plan. We sold these shares in reliance on the exemptions from registration under the Securities Act of 1933 and applicable state securities laws set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. Each issuee purchased the shares for investment and the shares are subject to appropriate transfer restrictions.

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

OVERVIEW AND BACKGROUND

Growth and Expansion. During the last three years, we have completed the acquisition of eleven income producing properties, forty-nine model home properties and invested in five income producing real estate partnerships with investments in model home properties.  During the earlier years we built our operational and administrative infrastructure, including hiring a staff of quality employees, to give us the capability to become a large real estate investing company as well as having the resources to deal with the additional burden of compliance with the SEC rules and regulations. As a percentage of total revenue our general and administrative expense has decreased from 42% in 2009 to 27% in 2011 and we anticipate that general and administrative expenses as a percent of total revenue will drop to approximately 20% in 2012. Therefore, we anticipate that our net loss will decline further in 2012and we will become profitable in the future.

On March 1, 2010, the Company acquired the assets and six employees of DMHU. Later that year, the Company formed NetREIT Advisors and transferred the four remaining DMHU employees to this newly formed LLC. NetREIT Advisors began managing and serving as external advisor to NetREIT Dubose. NetREIT Advisors’ general and administrative expenses are currently approximately $73,000 per month.  NetREIT Advisors generated fees of approximately $406,000 and $330,000 during the years ended December 30, 2011 and 2010, respectively. NetREIT Dubose will continue to make additional property acquisitions and we expect revenues less rental operating costs to increase at a far greater rate than their general and administrative expenses.

During the last three years we experienced rapid growth, having increased capital by approximately 71.8% to $82.8 million at December 31, 2011 from approximately $48.2 million at December 31, 2008. Our investment portfolio, consisting of real estate assets, lease intangibles, investment in real estate ventures, land purchase option and mortgages receivable, have increased by 130.5% to approximately $149.8 million at December 31, 2011 from $65.0 million at December 31, 2008. The primary source of the growth in the portfolio during these three years was attributable to the issuance of common shares of approximately $73.9 million and from proceeds from mortgage notes payable, net of principal repayments, of approximately $44.4 million.

Economic Environment

The United States continues to show a slow recovery from the recession that began in 2007. The current economic environment is still characterized by increased residential housing foreclosures and an oversupply of homes available for purchase, depressed commercial real estate valuations, weak consumer spending, employment anxiety and concerns of inflation and higher interest rates. In general, US corporations’ net income and investments has shown improvement. However, the housing sector has so far not significantly improved. We believe that the pace of this recovery will likely be slow and disjointed. Full recovery will need increasing job growth, but it will not be consistent across industries, geographies or periods of the year causing an uneven tempo of growth.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. Although the government intends to keep interest rates low through 2014, these developments and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In addition, this difficult economic environment could adversely affect our tenants’ financial condition and make it difficult for them to continue to meet their obligations to us. We have been successful maintaining relatively even levels of occupancy at our stabilized properties; however, overall progress to date in the office leasing velocity and pricing has been inconsistent both regionally and across assets of differing quality.  Vacancy rates in our markets appear to have reached the top and are starting to descend at a slow pace. Several years may be required before vacancy rates decline sufficiently to support meaningful growth in rents.

Our involvement in retail properties has been limited, however, we are seeing more rental inquiries.  Retail demand for space in 2012 is expected to be positive for the first time since 2007.  Although the increase is expected to be modest we, expect that well situated properties, including ours, will benefit from the improving economy.

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

In light of the distressed nature of the commercial real estate economy in the past several years, including 2010 and 2011, we have exercised extreme caution with respect to potential property acquisitions, and consequently, we consummated fewer property acquisitions which resulted in the accumulation of significant cash balances that affected our current cash flow due to the very low yield on cash equivalents. Net operating income from our properties, from newly acquired properties and from the model home division growth, is increasing at a faster rate than our general and administrative expenses due to efficiencies of scale. We therefore believe that when most or all of our properties are operating at stabilized rates, and when excess available cash on hand is fully invested plus future acquisitions, we will be able to fund our future distributions to our shareholders from cash flow from operations.

We seek to diversify our portfolio by segments of commercial real estate segments to reduce the adverse effect of a single under-performing segment, geographic market and tenant industry.

As of December 31, 2011, we owned or had a controlling interest in nine Office Properties which total approximately 543,000 rentable square feet, five Retail Properties which total approximately 171,000 rentable square feet, six Self-Storage Properties which total approximately 581,000 rentable square feet, one Industrial property of approximately 146,700 rentable square feet, one Multi Residential Property and 79 model home properties.

NetREIT’s properties are located primarily in Southern California, Colorado with a single property located in North Dakota and Wyoming. Our model home properties are located in fourteen states throughout the United States. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year, or has been operating for three years. Our geographical clustering of assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas.

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

Earnings and profits that determine the taxability of distributions to shareholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the years ended December 31, 2011 and 2010, all distributions were considered return of capital to the shareholders and therefore non-taxable.

We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2011 and 2010.

REAL ESTATE ASSETS

Property Acquisitions. The Company accounts for its acquisitions of real estate in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which requires the purchase price of acquired properties to be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, a land purchase option, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and tenant relationships, based in each case on their fair values.

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

The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in lease intangibles, net in the accompanying balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above market rents was $295,248 for the year ended December 31, 2011. There was no amortization of above and below market rents in 2010.

The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $451,306 and $343,205 for the years ended December 31, 2011 and 2010, respectively.

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

As of December 31, 2011, management has concluded that there are 17 model home properties aggregating approximately $5.0 million which are considered as held for sale and are included in real estate assets. These homes have mortgage notes payable of approximately $1.6 million. Management has also estimated that, of the homes held for sale, 16 of the home sales would result in an aggregate loss of approximately $399,000 and has recorded the estimated loss included in asset impairment in the statement of operations for the year ended December 31, 2011.

Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the years ended December 31, 2011 and 2010, was $3,571,924 and $3,014,603, respectively.

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

We are required to perform a test for impairment of other definite and indefinite lived intangible assets at least annually, and more frequently as circumstances warrant. Our testing date is the end of our calendar year. Based on our current reviews, no impairment was deemed necessary at December 31, 2011 or 2010.

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2011 or 2010.

Impairment. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. For the year ended December 31, 2011, the Company determined that an impairment existed in its model home properties not currently held for sale and, as a result, recorded an asset impairment of $30,000. For the year ended December 31, 2010 the Company determined that an impairment existed with respect to its Havana Parker Complex property and, as a result, recorded an asset impairment of $1 million.

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

Certain of our leases currently contain rental increases at specified intervals. We record as an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts, we record a direct write-off of the specific rent receivable. No such reserves related to deferred rent receivables have been recorded as of December 31, 2011 or 2010.

Interest income on mortgages receivable is accrued as it is earned. The Company stops accruing interest income on a loan if it is past due for more than 90 days or there is doubt regarding collectability of the loan principal and/or accrued interest receivable.

Subsequent Events. We evaluate subsequent events up until the date the consolidated financial statements are issued.

New Accounting Pronouncements.  In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRS. This update defines fair value, clarifies a framework to measure fair value, and requires specific disclosures of fair value measurements. The guidance will be effective for the Company's interim and annual reporting periods beginning January 1, 2012, and applied prospectively. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operations, or disclosures.

In September 2011, the FASB issued new guidance, ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This new guidance allows entities to perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value in order to determine if quantitative testing is required. This qualitative assessment is optional and is intended to reduce the cost and complexity of annual goodwill impairment tests. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is allowed provided the entity has not yet performed its 2011 impairment test or issued its financial statements. The Company elected to early adopt ASU 2011-08 and the ASU did not have a material effect on its consolidated financial statements.

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Our results of operations for the years ended December 31, 2011 and 2010 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense, general and administrative expense and depreciation and amortization will significantly increase in future periods as a result of the assets acquired over the last four years and as a result of anticipated growth through future acquisitions of real estate related investments.

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

 The Company has formed its Model Homes Division which pursues investment activities based on DMHU’s business model. The Model Homes Division’s activities will initially include the purchase and leaseback of Model Homes in new residential housing tract developments and providing management services to the 19 Dubose Partnerships. To pursue this business, the Company formed a new subsidiary, NetREIT Advisors and is sponsoring the formation of NetREIT Dubose. NetREIT Dubose invests in Model Homes it purchases from developers in transactions where the developer leases back the Model Home under a short term lease, typically one to three years in length. Upon expiration of the lease, NetREIT Dubose generally re-leases the Model Home to the homebuilder until such time as it is able to sell the property. NetREIT Dubose conducts all of its operations through the Operating Partnership. NetREIT Advisors serves as the advisor to NetREIT Dubose.

NetREIT Advisors provides management services to the 19 Dubose Partnerships, pursuant to the rights under the management contracts assigned to it by DMHU. For these services, NetREIT Advisors receives ongoing management fees and has the right to receive certain other fees when the respective partnership sells or otherwise disposes of its properties.

In May 2010, the Company completed the acquisition of Sparky’s Rialto located in Rialto, California. The purchase price was $4.9 million. The Company paid the purchase price through a cash payment of approximately $2.0 million and a promissory note in the amount of approximately $2.9 million. The property consists of approximately 7.5 acres of land, 101,343 rentable square feet and approximately 771 self storage units. There are approximately seven months operations in the year ended December 31, 2010 and a full year’s results of operations for the year ended December 31, 2011.

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

In August, 2010, the Company completed the acquisition of Genesis Plaza. The purchase price was $10.0 million The Company paid the purchase price through a cash payment of $5.0 million and a new mortgage loan with an insurance company secured by the Property of $5.0 million. The loan bears interest at 4.65% with a 25 year amortization schedule and a maturity date of August, 24, 2015 that may be extended for an additional 5 years at the lender’s discretion subject to a change in the interest rates and other terms of the agreement. The Property is a four-story suburban office building built in 1988 and located in the Kearny Mesa submarket of San Diego, California, consisting of 57,685 rentable square feet. There are approximately four months results of operations included for the year ended December 31, 2010 and a full year results of operations for the year ended December 31, 2011.

In October 2010, NetREIT Dubose acquired four model home properties in Arizona and leased them back to the developer. The purchase price for the properties was $0.9 million. The Company paid the purchase price through a cash payment of $0.45 million and four promissory notes totaling $0.45 million. There are approximately three months operations in the year ended December 31, 2010 and a full year’s results of operations for the year ended December 31, 2011.

In October 2010, NetREIT Dubose acquired ten model home properties in Oregon, Idaho and Washington and leased them back to the developer. The purchase price for the properties was $6.1 million. The Company paid the purchase price through a cash payment of $3.05 million and ten promissory notes totaling $3.05 million. There are approximately two months operations in the year ended December 31, 2010 and a full year’s results of operations for the year ended December 31, 2011.

In November 2010, the Company completed its tender offer for the purchase of outstanding partnership units of the three DMHI Funds. The tender resulted in the Company acquiring 73.6%, 70.5% and 66.6% of the outstanding units of DMHI Fund #3, DMHI Fund #4 and DMHI Fund #5, respectively through the issuance of 112,890 shares of common stock and $896,893 in cash. These funds own a total of 29 model home properties. There is approximately one month of operations in the year ended December 31, 2010 and a full year’s results of operations for the year ended December 31, 2011.

In December 2010, NetREIT Dubose acquired twelve model home properties in Texas and leased them back to the developer. The purchase price for the properties was $2.9 million. The Company paid the purchase price through a cash payment of $1.45 million and ten promissory notes totaling $1.45 million. There is less than one month of operations in the year ended December 31, 2010 and a full year’s results of operations for the year ended December 31, 2011.

In January 2011, NetREIT Dubose acquired two model home properties in Texas and leased them back to the home builder. The purchase price for the properties was $0.45 million. NetREIT Dubose paid the purchase price through a cash payment of $0.23 million and two promissory notes totaling $0.22 million. There are no results of operations included in the year ended December 31, 2010 and approximately eleven months results of operations for the year ended December 31, 2011.

In February 2011, NetREIT Dubose acquired five model home properties in California and leased them back to the home builder. The purchase price for the properties was $1.5 million. NetREIT Dubose paid the purchase price through a cash payment of $0.75 million and five promissory notes totaling $0.75 million. There are no results of operations included in the year ended December 31, 2010 and approximately ten months results of operations for the year ended December 31, 2011.

In March 2011, NetREIT Dubose acquired four model home properties in South Carolina, Florida and Texas and leased them back to the home builder. The purchase price for the properties was $1.0 million. NetREIT Dubose paid the purchase price through a cash payment of $0.50 million and four promissory notes totaling $0.50 million. There are no results of operations included in the year ended December 31, 2010 and approximately nine months results of operations for the year ended December 31, 2011.

In May 2011, the Company acquired vacant land consisting of approximately 3 acres adjacent to its Sparky’s Rialto Self-Storage facility for approximately $0.4 million paid in cash. The Company intends to use the land for additional motor home parking or for other purposes.

In May 2011, the Company acquired the Dakota Bank Buildings for the purchase price of approximately $9.6 million. The Property is a six-story, two building office complex built in 1981 and 1986 located on 1.58 acres and consists of approximately120,000 rentable square feet in downtown Fargo, North Dakota. The Company made a down payment of approximately $3.875 million and financed the remainder of the purchase price through a monthly adjustable rate mortgage with interest at 3.0% over the one month Libor with an interest rate floor of 5.75% and ceiling of 9.75%. There are no results of operations included in the year ended December 31, 2010 and approximately six months results of operations for the year ended December 31, 2011.

In June 2011, NetREIT Dubose acquired three model home properties in Texas and leased them back to the home builder. The purchase price for the properties was approximately $0.60 million. NetREIT Dubose paid the purchase price through a cash payment of approximately $0.30 million and three promissory notes totaling approximately $0.30 million. There are no results of operations included in the year ended December 31, 2010 and approximately six months results of operations for the year ended December 31, 2011.

In August 2011, NetREIT Dubose acquired eight model home properties in Texas, Florida, North Carolina and South Carolina and leased them back to the home builder. The purchase price for the properties was approximately $1.9 million. NetREIT Dubose paid the purchase price through a cash payment of approximately $1.0 million and eight promissory notes totaling approximately $0.90 million. There are no results of operations included in the year ended December 31, 2010 and approximately four months results of operations for the year ended December 31, 2011.

In September 2011, the Company acquired the Yucca Valley Retail Center for the purchase price of approximately $6.8 million. The Property is a neighborhood shopping center complex built in approximately 1978 consisting of five separate parcels. The Property consists of approximately 86,000 rentable square feet and is currently 93% leased and anchored by a national chain grocery store. The Company paid the purchase price through a cash payment of approximately $3.5 million and assumed a loan secured by the property of approximately $3.3 million with an interest rate of 5.62%. There are no results of operations included in the year ended December 31, 2010 and approximately three months results of operations for the year ended December 31, 2011.

In December 2011, the Company acquired the Sunrise Self-Storage facility for the purchase price of $2.2 million. The Company paid the purchase price in an all cash transaction. The Property is located within a mixed commercial and industrial area of Hesperia, California.  The Property was built in 1985 and 1989 and consists of fourteen (14) one and two-story buildings comprising approximately 93,851 square feet on a 4.93 acre parcel. There are no results of operations included in the year ended December 31, 2010 and less than one month’s results of operations for the year ended December 31, 2011.

In December 2011, the Company completed the formation of a California limited  partnership, NetREIT National City Partners, LP, (“NCP”) whereby a limited partner contributed its fee interest in two adjacent multi-tenant industrial properties located in National City, California. The Company contributed approximately $0.5 million cash and 1,649.266 shares of $1,000 liquidation value, 6.3% convertible preferred stock to capitalize the limited partnership.  The agreed upon value of the Property was $14.5 million. The Company also contributed $2.9 million cash which was used to pay down the mortgage loan assumed by NCP to a balance of $9.5 million. After completing the transactions, NetREIT has an approximate 75% interest in the NCP and a single unrelated limited partner has an approximate 25% interest. The property, referred to by the Company as the “Port of San Diego Complex”, consists of two adjacent multi-tenant light industrial buildings built in 1971 and was renovated in 2008. The Property is comprised of 6.13 acres and the buildings have 146,700 rentable square feet. As of the date of acquisition, the Property was 51.7% occupied. There are no results of operations included in the year ended December 31, 2010 and less than one month’s results of operations for the year ended December 31, 2011.

In December 2011, Dubose Model Home Investor Funds #201, LP acquired one model home properties in South Carolina and leased it back to the home builder. The purchase price for the property was approximately $0.3 million. Dubose Model Home Investor Funds #201, LP paid the purchase price through a cash payment of approximately $0.1 million and promissory note for the balance of the purchase price. There are no results of operations included in the year ended December 31, 2010 and less than one month’s results of operations for the year ended December 31, 2011.

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

In October 2006 we terminated our offering of Series AA Preferred Stock and Units, and we commenced a new offering of up to $200 million in shares of our common stock at a price of $10.00 per share. Net proceeds received from this offering, after commissions, due diligence fees, and syndication expenses, were approximately $13.3 million in 2010 and $14.2 million for the year ended December 31, 2011. The net proceeds were primarily used to acquire properties and to expand our administrative staff and support capabilities to levels commensurate with our increasing assets and staff requirements. The Company terminated its capital raising activities under the private placement offering effective December 31, 2011.

Mortgage Loan Receivables

Mortgage loan receivables have been a very minor source of revenue to us since our inception. No mortgage loan receivables were originated over the last two years and as a general policy, we are not in the business of originating mortgage loans.

In connection with the sale of two properties to unrelated tenants in common during 2008, we received mortgage notes receivable totaling $920,216 with interest rates ranging from 6.25% to 6.50% and due dates of October 1, 2013. The loans call for interest only payments and both were current as of December 31, 2011. Both notes are secured by the mortgagee’s interest in the property.

In February 2011, the Company purchased a mortgage note receivable from an unrelated party where the borrower was two of the related income fund Partnerships and one from an unrelated income fund partnership. The amounts outstanding from the related Partnerships were paid off shortly after the Company acquired the note. As of December 31, 2011, there was a balance due from the unrelated income fund of $111,866. The note bears interest at 6.77%, is secured by a model home property and is due on demand.

As of December 31, 2011 and 2010, the aggregate total of mortgage notes receivable outstanding was $1,032,082 and $920,216,  respectively, or less than 1% of total assets.

Revenues

Rental and fee income was $14,077,105 for the year ended December 31, 2011, compared to $10,195,067 for the same period in 2010, an increase of $3,882,038, or 38.1%. The increase in rental income as reported in 2011 compared to 2010 is primarily attributable to:

•	The addition of the 6 properties acquired in 2010 and 2011 and the addition of the model home properties which generated an additional $3,622,286 of rent and fee income in the current year; and

•	An increase in 2011 revenues of $259,756 for properties owned for a full year in both years.

Overall rental and fee revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2010 and 2011 for an entire year and future acquisitions of real estate assets.

Interest income was $125,662 for the year ended December 31, 2011, compared to $101,885 for the same period in 2010, an increase of $23,777, or 23.3%. The increase was primarily attributable to purchasing a note receivable at a discount in the current year.

Rental Operating Expenses

Rental operating expenses were $4,944,010 for 2011 compared to $4,312,021 for 2010, an increase of $631,989, or 14.7%. The increase in operating expense year over year is primarily attributable to the same reasons that rental revenue increased except that increases in model home revenues do not have a significant amount of rental operating costs. As a result, rental operating costs increase was less significant than the increase in rental and fee income.

Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Interest Expense

Interest expense, including amortization of deferred finance charges, increased by $1,150,493 in 2011 to $3,194,887, from $2,044,394 in 2010, an increase of 56.3%. The increase in interest expense is attributable to the Company’s growth and, in addition, the Company put loans on four properties that were unencumbered in 2010.

The following is a summary of our interest expense on loans by property for the years ended December 31, 2011 and 2010:

	Date Acquired
	or Funded	2011	2010

Havana/Parker Complex	June 2006	$216,711	$221,505
World Plaza	September 2007	166,662	175,265
Waterman Plaza	August 2008	237,998	242,640
Sparky’s Thousand Palms Self-Storage	August 2009	246,745	252,072
Sparky’s Hesperia East Self-Storage	December 2009	86,317	88,131
Garden Gateway Plaza (1)	March 2007	588,578	553,425
Sparky’s Rialto Self-Storage	May 2010	144,700	95,611
Genesis Plaza	August 2010	228,518	82,390
Dubose Acquisition Partners II, LP	March 2010	140,862	145,544
Dubose Acquisition Partners III, LP	March 2010	96,224	106,296
Dubose Model Home Income Fund #3, LTD	December 2010	53,316	1,956
Dubose Model Home Income Fund #4, LTD	December 2010	42,649	7,456
Dubose Model Home Income Fund #5, LTD	December 2010	101,011	10,660
NetREIT Dubose Model Home REIT, Inc. (2)	October 2010	264,218	17,791
Dakota Bank Buildings	May 2011	199,422	-
Casa Grande Apartments	June 2011	33,426	-
Executive Office Park	June 2011	144,148	-
Yucca Valley Retail Center	September 2011	53,927	-
Regatta Square	December 2011	882	-
Rangewood Medical Office Building	December 2011	780	-
Dubose Model Home Investor Fund #113, LP	December 2011	4,326	-
Dubose Model Home Investors #201, LP (2)	December 2011	119	-
Port of San Diego Complex	December 2011	6,246	-
Amortization of deferred financing costs		137,102	43,652
		$3,194,887	$2,044,394
___________

(1)
Interest expense for Garden Gateway Plaza of $51,535 for the year ended December 31, 2010 is included in the consolidated statement of operations in the line item “equity in losses of real estate ventures”.

(2)	Consists of 49 mortgage notes payable secured by 49 model home properties. These mortgages are guaranteed by NetREIT, Inc.

General and Administrative Expenses

General and administrative expenses increased by $434,486 to $3,846,177 for the year ended December 31, 2011, compared to $3,411,691 in 2010. As a percentage of rental fee and other income, general and administrative expenses were 27.3% and 33.5% for the years ended December 31, 2011 and 2010, respectively. In comparing our general and administrative expenses with other REITs that typically do not have employees, you should take into consideration that we are a self administered REIT, which means such expenses are greater for us.

The increase in general and administrative expenses in 2011 was primarily due to the addition of new employees and related expenses from the asset purchase of Dubose Model Homes USA in February 2010 included for the full year in 2011 This new subsidiary began to contribute revenues to the Company in October 2010.

In 2011, our salaries and employee related expenses increased $231,324 to $2,336,441 compared to $2,105,117 in 2010. The increase in salary and employee expenses in 2011 was primarily attributable to the additional personnel related to the acquisition discussed in the paragraph above, a small increase in the number of administrative personnel and general increases awarded to existing employees. Further, non-cash compensation related to the vesting of restricted stock grants to employees was approximately $41,000 greater for the year ended December 31, 2011 compared to the same period in 2010.  We anticipate an increase in staff and compensation costs as our capital and portfolio continue to increase. However, we anticipate that these costs as a percentage of total revenue will continue to decline in future years.

Insurance expenses increased by approximately $93,000 for the year ended December 31, 2011 compared to the same period in 2010 primarily due to health insurance rate increases and workers compensation premium increases.

Legal, accounting and public company related expenses and decreased by approximately $124,000, to $394,000 for the year ended December 31, 2011, compared to $518,000 during the same period in 2010. The primary reason for the decrease was the fact that legal expenses were approximately $124,000 less in 2011 due to the Company reincorporating from California to Maryland and also due to the formation of several new legal entities to launch our efforts in the purchase and leaseback of model homes in 2010.

Directors’ compensation expense that consisted of non-cash amortization of restricted stock grants vesting was approximately $39,000 higher for the year ended December 31, 2011 over 2010.

Our costs related to acquiring properties increased by approximately $100,000 in 2011 over 2010 to approximately $157,000. In 2011, the Company had three significant acquisitions compared to one in the prior year. The significant acquisitions required additional diligence, legal and accounting costs in addition to the normal recurring costs of a smaller property acquisition.

Bargain Purchase Gain from Tender Offer

In 2010, the Company conducted a tender offer for the purchase of three limited partnerships. As a result of revaluing the assets and liabilities of the acquired entities to market value, the Company recorded $872,152 in other income.

Asset Impairment

As part of our annual review of long-lived assets in accordance with generally accepted accounting principles, during the quarter ending December 31, 2011, management identified indicators of impairment related to our model home properties, primarily properties that were held for sale at a realizable value less than net book value and recorded an impairment of approximately $30,000 and potential losses on sales of model homes of $399,000.

In 2010, management recognized indicators of impairment on its Havana Parker Office complex located in Aurora, Colorado.  As a result, management  analyzed the undiscounted cash flows expected to result from the use and eventual disposition of the asset and determined that such amounts did not exceed the carrying amount of the property, confirming that the property was likely impaired.  Based on an internally-prepared fair value evaluation of the property, management determined that an impairment charge of $1,000,000 was required.

Net Loss Available to Common Shareholders

Net loss available to common shareholders in 2011 decreased by $406,893 to $2,616,903, or $0.18 loss per share as compared to net loss available to common shareholders of $3,023,796, or $0.26 loss per share in 2010. The year ended 2011 was another year of substantial growth where we acquired four new properties and formed three new entities.

LIQUIDITY AND CAPITAL RESOURCES

As discussed above under Economic Environment, during 2011, there have been indications of economic improvement and stabilization in the equity markets. However, we expect the market turbulence could continue in the commercial real estate arena as mortgage financing originated over the past five to seven years mature.

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

Overview

We actively seek investments that are likely to produce income in order to pay distributions as well as long-term gains for our stockholders.  Our future sources of liquidity include cash and cash equivalents, cash flows from operations, mortgages on our unencumbered properties and additional equity securities.  Our available liquidity at December 31, 2011 was approximately $24.8 million, including $4.8 in cash and cash equivalents and an estimated borrowing capacity of approximately $20 million from potential mortgages on unencumbered properties.

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

We believe that our available liquidity is sufficient to fund our distributions to stockholders, pay the debt service costs on our existing mortgages and fund our operating costs in the near term.  We further believe that our cash flow from operations along with the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs.  However, we do not expect that our cash flow from operating activities will be totally sufficient to fund our short term liquidity needs, including the payment of cash dividends at current rates to our shareholders, and instead we expect to fund a portion of these needs from additional borrowings of secured or unsecured indebtedness.  We expect to obtain additional mortgages and assumption of existing debt collateralized by some or all of our real property in the future.  During the second quarter ended June 30, 2011, we obtained approximately $5.7 million from new mortgages collateralized by two of our unencumbered properties. In December 2011, we obtained approximately $2.5 million from new mortgages collateralized by two properties.

Equity Capital

Equity capital markets continue to improve.  We raised $14.2 million, net of offering costs, during 2011 compared to $13.3 million during 2010.  We used the proceeds to acquire additional properties and working capital needs.  We issued $1.6 million of a 6.3% Convertible Preferred equity in connection with the acquisition of a $14.5 million property in a DownREIT in December 2011.

Currently, we are seeking a line of credit to facilitate future expansion and anticipate raising capital from an initial public offering thereafter.

Cash and Cash Equivalents

At December 31, 2011, we had approximately $4.9 million in cash and cash equivalents compared to approximately $7.0 million at December 31, 2010. We intend to use this cash to make additional acquisitions, pay debt service costs on our existing mortgages and for general corporate purposes.

Our cash and cash equivalents are held in bank accounts at third party institutions and consist of invested cash and cash in our operating accounts.  During 2011 or 2010, we did not experience any loss or lack of access to our cash or cash equivalents.

Debt

As of December 31, 2011, NetREIT had mortgage notes payable in the aggregate principal amount of $56.7 million, collateralized by a total of 14 non model home properties with terms at issuance ranging from 3 to 30 years.  The weighted-average interest rate on the mortgage notes payable as of December 31, 2011 was approximately 5.73%.  Our debt to book value on these properties is approximately 44.3% and we have eight non model home properties with a net book value of $34.8 million that are unencumbered.  We do not have any mortgage debt balloon principal payments due during 2012.  Despite the disruptions in the debt market discussed in “Overview” above, we believe that, if we so desire, we will be able to refinance these debts as they come due.

As of December 31, 2011, NetREIT Dubose had 49 fixed-rate mortgage notes payable in the aggregate principal amount of $5.4 million, collateralized by a total of 49 model home properties, an average of $110,200 per home. These loans generally have a term at issuance of five years.  The weighted-average interest rate on these mortgage notes payable as of December 31, 2011 was 5.38%.  Our debt to net book value on these properties is approximately 49.1%. The Company has guaranteed these promissory notes.  The balloon principal payments on the notes payable are in 2015 and 2016 and are typically tied to the sale of the model home securing the debt.

As of December 31, 2011, limited partnerships that the Company has a limited partnership interest in had 18 fixed-rate mortgage note payables in the aggregate principal amount of $3.8 million, collateralized by a total of 28 model home properties, an average of $135,700 per home.  The debt to book value on these properties is approximately 42.0%. All of these notes payable have mortgage debt balloon principal payments in 2011 or 2012.  All of the free cash flow on these limited partnerships is being held or applied to the loan balances with no distribution to the partners until all homes have been sold.  All of the properties will be sold at the end of the lease agreements and we believe that all properties will be sold for more than the mortgage debt balloon amount.

Despite the disruptions in the debt market discussed in “Overview” above, we believe that we will be able to refinance maturing debts on or before scheduled maturity dates.

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2011 was approximately $1.3 million compared to net cash provided by operating activities of approximately $709,000 for the year ended December 31, 2010. The increase during the year of approximately $600,000 was primarily due to an increase in net operating income of our properties of approximately $2 million due to the acquisitions acquired during 2010 and 2011.  However the increase in properties’ operating activities was offset by increase in working capital needs of approximately $1.4 million.  Approximately $341,000 of the working capital increase was due to proceeds in escrow from sale of real estate at year end that was paid to us early in January 2012.  The remaining increase was due to an increase in bank impound required on Yucca Valley Retail acquisition of approximately $122,000 and approximately $900,000 increase in leasing commissions and loan fees paid in 2011.

Although the cash from operating activities did not cover the cash portion of the distribution to our stockholders of approximately $3.6 million, we anticipate that with the inclusion of the recent acquisitions and the anticipated acquisitions that the cash provided by operating activities will cover the cash distribution to shareholders in the near future.

Investing Activities

Net cash used in investing activities was approximately and $31.7 million during the year ended December 30, 2011. During this period, the Company acquired the Dakota Bank Buildings for $9.6 million, raw land adjacent to our Sparky’s Rialto Self-Storage facility for approximately $0.4 million, the Yucca Valley Retail center for approximately $6.8 million, the Sunrise Self-Storage for $2.2 million and the Port of San Diego Complex for $14.5 million, less the non-cash component of the purchase of approximately $1.6 million. In addition, we spent approximately $1 million on capital expenditures of existing properties.  Furthermore, we acquired an interest in a model home partnership for approximately $0.5 and NetREIT Dubose acquired 23 homes for $5.6 million. The Dubose Partnerships sold 22 model homes during the period for proceeds of $8.5 million.

Net cash used in investing activities for the year ended December 31, 2010 was approximately $22.6 million, consisting of $21.4 to acquire two properties and 26 model homes, invested $0.8 million in a model home limited partnership and paid $300,000 to purchase DMHU.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2011 was approximately $27.6 million. The financing activities consisted of approximately $14.2 million net proceeds from the issuance of our common stock, proceeds from mortgage notes payable of $29.6 million, proceeds from noncontrolling interests net of distributions to noncontrolling interests of $0.7 million and a decrease in stock issuance costs of $0.2 million.  The proceeds were offset by reduction in mortgage notes payable of $13.3 million ($5.7 million in connection with the sale of the 22 model homes and $3.2 million payoff of a mortgage), cash distributions to shareholders of $3.6 million and the repurchase of common stock of $0.4 million.

Net cash provided by financing activities for the year ended December 31, 2010 was approximately $18.5 million, which consisted of approximately $13.3 million net proceeds from the sale and issuance of our common stock and approximately $9.8 million in proceeds from mortgage notes payable used to finance the acquisition of two properties. These proceeds were offset by payments on mortgage notes payable, the redemption of preferred stock and distributions to stockholders of approximately $1.0, $1.3 and $2.8 million, respectively.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and interest payments on our fixed and variable rate debt at December 31, 2011 and provides information about the minimum commitments due in connection with our ground lease obligation. Our secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of such debt becoming immediately due and payable.

We are in compliance with all conditions and covenants of our loans.

	Less than			More than
	a year	1-3 Years	3-5 Years	5 Years
	2012	(2013-2014)	(2015-2016)	(After 2016)	Total
Principal payments - secured debt	$1,529,387	$20,151,022	$24,050,657	$10,971,402	$56,702,468
Interest payments - fixed rate debt	1,660,194	3,181,951	1,209,466	-	6,051,611
Interest payments - variable rate debt	1,128,730	1,360,329	863,422	2,335,246	5,687,727
Model home properties - secured debt	3,862,764	550,096	4,814,469	-	9,227,329
Model home properties - interest payments	471,752	608,363	557,667	-	1,637,782
Ground lease obligation (1)	21,154	43,820	43,820	1,071,473	1,180,267
	$8,673,981	$25,895,581	$31,539,501	$14,378,121	$80,487,184
__________

(1) Ground lease obligation represents the ground lease payments due on our World Plaza Property.

Other Liquidity Needs

We are not contractually bound to make regular quarterly dividend distributions to our common stock holder, however we are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify and maintain our qualification as a REIT for federal income tax purposes. Accordingly, we intend to continue to make regular quarterly distributions to our common shareholders from cash flow from operating activities.  We are not contractually bound to make regular quarterly dividend distributions to our common stock holders. We may be required to use borrowings or other sources of capital, if necessary, to meet REIT distribution requirements and maintain our REIT status. In the past, as noted above, we have distributed cash amounts in excess of our taxable income resulting in a return of capital to our shareholders, and we currently have the ability to refrain from increasing our distributions while still meeting our REIT requirement for 2012. If our net cash provided by operating activities and gains on sale of real estate (assuming we are successful in selling any of our properties) do not exceed our intended distributions to our common shareholders, we would have to borrow funds to pay the distribution or reduce or eliminate the distribution. We consider market factors and our historical and anticipated performance in addition to REIT requirements in determining our distribution levels.

Subsequent Events

We evaluate subsequent events up until the date the consolidated financial statements are issued.

Off-Balance Sheet Arrangements

As of December 31, 2011 and 2010, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

Capital Expenditures, Tenant Improvements and Leasing Costs

We currently project that during 2012 we could spend $500,000 to $1,000,000 in capital improvements, tenant improvements, and leasing costs for properties within our portfolio. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on gross capital expenditures during 2012 compared to 2011 due to rising construction costs and the anticipated increase in property acquisitions in 2012. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

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

The following table presents our FFO for the years ended December 31, 2011 and 2010. FFO should not be considered an alternative to net income (loss), as an indication of our performance, nor is FFO indicative of funds available to fund our cash needs or our ability to make distributions to our shareholders. In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of debt, each of which may impact the amount of cash available for distribution to our shareholders.

	Year ended December 31,
	2011	2010
Net loss	$(2,616,903)	$(2,989,349)
Adjustments:
Asset impairment	429,000	1,000,000
Bargain purchase gain from tender offer	-	(872,152)
Preferred stock dividends	-	(34,447)
Loss (income) attributable to noncontrolling interests	354,895	(139,145)
Depreciation and amortization	4,330,828	3,357,408
Joint venture real estate depreciation and amortization	-	99,908
Gain from sale of real estate	(119,925)	-
Funds from operations	$2,377,895	$422,223

FFO for 2011 increased by $1,955,672, or 463.18%, to $2,377,895 as compared to $422,223 in 2010.

For the year December 31, 2010, FFO was materially affected by the increase in general and administrative expenses of approximately $0.6 million, a 38% increase.  FFO has also been affected by lower yields on our investment of excess cash balances. We anticipate FFO to improve as we continue to acquire properties and earn rental revenues on properties recently acquired without substantial increases in general and administrative expenses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding our internal control over financial reporting as such report is not required for non-accelerated filers such as the Company pursuant to certain federal legislation enacted in July 2010.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Shareholders is presently scheduled to be held on May 18, 2012.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed. The following documents are filed as part of this report:

(1) Financial Statements. The following reports of Squar, Milner, Peterson, Miranda & Williamson, LLP and financial statements:

• Report of Squar, Milner, Peterson, Miranda & Williamson, LLP, Independent Registered Public Accounting Firm

• Consolidated Balance Sheets as of December 31, 2011 and 2010

• Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

• Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011 and 2010

• Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

• Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

Financial statement schedules have been omitted for the reason that the required information is presented  in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(3) Exhibits. See subsection (b) below.

(b) Exhibits.

An Index to the Exhibits as filed as part of this Form 10-K is set forth below:

Exhibit
Number	Description
2.01	Plan and Agreement of Merger, by and between NetREIT, Inc., a Maryland corporation, and NetREIT, a California corporation, dated as of July 30, 2010. (A)
2.1	Agreement of Purchase & Sale, between NetREIT, Inc. and Mullrock 3 Murphy Canyon, LLC, dated as of July 12, 2010. (B)
3.01	Articles of Amendment and Restatement of the Articles of Incorporation of NetREIT, dated as of July 30, 2010. (A)
3.02	Amended and Restated Bylaws of NetREIT, Inc. (A)
3.03	Articles of Merger filed with the Maryland State Department of Assessments and Taxation and the California Secretary of State on August 4, 2010. (A)
3.1	Articles of Incorporation filed January 28, 1999 (C)
3.2	Certificate of Determination of Series AA Preferred Stock filed April 4, 2005 (C)
3.3	Bylaws of NetREIT (C)
3.4	Audit Committee Charter (C)
3.5	Compensation and Benefits Committee Charter (C)
3.6	Nominating and Corporate Governance Committee Charter (C)
3.7	Principles of Corporate Governance of NetREIT (C)
4.1	Form of Common Stock Certificate (C)
4.2	Form of Series AA Preferred Stock Certificate (C)
4.3	Registration Rights Agreement 2005 (C)
4.4	Registration Rights Agreement 2007 (C)
10.1	1999 Flexible Incentive Plan (D)
10.2	NetREIT Dividend Reinvestment Plan (C)
10.3	Form of Property Management Agreement (C)
10.4	Option Agreement to acquire CHG Properties (C)
10.5	Employment Agreement as of April 20, 1999 by and between the Company and Jack K. Heilbron (E)
10.6	Employment Agreement as of April 20, 1999 by and between the Company and Kenneth W. Elsberry (E)
10.7	Lease Agreement by and between Philip Elghanian and DVA Healthcare Renal Care, Inc. dated February 6, 2009 (1)
10.8	Assignment and Assumption of Lease by and between Philip Elghanian and Fontana Medical Plaza, LLC. and Fontana Medical Plaza, LLC. dated February 19, 2009 (2)
10.9	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate between Philip Elghanian and Hovic Perian and Rima Perian dated September 8, 2008. (3)
10.10	Assignment and Assumption of Purchase Agreement Philip Elghanian and Fontana Medical Plaza, LLC. dated February 19, 2009 (4)
10.11	Additional and/OR Amendment to Escrow Instructions between Fontana Medical Plaza, LLC and Hovic Perian and Rima Perian dated February 18, 2009 (5)
10.12	Buyer Final Closing Statement dated February 20, 2009 (6)
10.13	Loan Assumption and Security Agreement, and Note Modification Agreement (7)
10.14	Promissory Note (8)
10.15	Loan Agreement by and Between Jackson National Life Insurance Company and NetREIT Inc. (F)

10.16	Fixed Rate Promissory Note Between Jackson National Life Insurance Company and NetREIT Inc. (F)
10.17	Employment Agreement for Mr. Heilbron Effective as of January 1, 2011. (9)
10.18	Employment Agreement for Mr. Elsberry Effective as of January 1, 2011. (10)
10.19	Employment Agreement for Mr. Dubose Effective as of January 1, 2011. (11)
10.20	Purchase & Sale Agreement and Joint Escrow Instructions to acquire Dakota Bank Building (12)
10.21	Promissory Note - Dakota Bank Buildings (13)
10.22	Mortgage, Security Agreement and Fixture Financing Statement - Dakota Bank Buildings (14)
10.23	Partnership Contribution Agreement - Port of San Diego Complex (15)
10.24	First Amended and Restated NetREIT National City Partners, LP Partnership Agreement (16)
10.25	Assumption Agreement - NetREIT National City Partners, LP (17)
10.26	Promissory Note - NetREIT National City Partners, LP (18)
10.27	Deed of Trust - NetREIT National City Partners, LP (19)
21.1	Subsidiaries of the Registrant*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1
Certificate of the  Company’s Chief Executive Officer (Principal  Executive Officer) pursuant to Section 302 of  the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.*

31.2
Certification of the  Company’s Chief Financial Officer pursuant to  Section 302 of the  Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.*

31.3
Certification of the  Company’s Vice President Finance (Principal  Financial and Accounting  Officer) pursuant to  Section 302 of the  Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report  on Form 10-K for the year ended December 31, 2011.*

32.1
Certification of principal  Chief Executive Officer, Chief Financial Officer and Principal Financial and Accounting Officer pursuant to 18  U.S.C. 1350, as adopted pursuant to Section 906 of  the Sarbanes-Oxley Act of 2002.*

101.INS	Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_____________

(A)	Previously filed as an exhibit to the Form 8-K filed August 10, 2010
(B)	Previously filed as an exhibit to the Form 8-K filed August 10, 2010
(C)	Previously filed as an exhibit to the Form 10 for the year ended December 31, 2007.
(D)	Previously filed as an exhibit to Registration Statement on Form S-3 filed January 17, 2012.
(E)	Previously filed as an exhibit to the amended Form 10 for the year ended December 31, 2007 filed June 26, 2009.
(F)	Previously filed as an exhibit to the Form 8-K filed August 27, 2010
1	Originally filed as Exhibit 10.1 on Form 8-K filed February 25, 2009.
2	Originally filed as Exhibit 10.2 on Form 8-K filed February 25, 2009.
3	Originally filed as Exhibit 10.3 on Form 8-K/A filed on March 2, 2009.
4	Originally filed as Exhibit 10.4 on Form 8-K filed February 25, 2009.
5	Originally filed as Exhibit 10.5 on Form 8-K filed February 25, 2009.
6	Originally filed as Exhibit 10.6 on Form 8-K filed February 25, 2009.
7	Originally filed as Exhibit 10.7 on Form 8-K filed August 27, 2009.
8	Originally filed as Exhibit 10.8 on Form 8-K filed August 27, 2009.
9	Originally filed as Exhibit 10.15 on Form 8-K filed January 2, 2011.
10	Originally filed as Exhibit 10.16 on Form 8-K filed January 24, 2011.
11	Originally filed as Exhibit 10.17 on Form 8-K filed January 24, 2011.
12	Originally filed as Exhibit 10.18 on Form 8-K filed February 3, 2011.
13	Originally filed as Exhibit 10.19 on Form 8-K filed May 31, 2011.
14	Originally filed as Exhibit 10.20 on Form 8-K filed May 31, 2011.
15	Originally filed as Exhibit 10.21 on Form 8-K filed September 12, 2012.
16	Originally filed as Exhibit 10.25 on Form 8-K filed December 30, 2011.
17	Originally filed as Exhibit 10.26 on Form 8-K filed December 30, 2011.
18	Originally filed as Exhibit 10.27 on Form 8-K filed December 30, 2011.
19	Originally filed as Exhibit 10.27 on Form 8-K filed December 30, 2011.
* FILED HEREWITH

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack K. Heilbron	Director, Chairman of the Board and Chief Executive Officer	March 28, 2012
Jack K. Heilbron	(Principal Executive Officer)

/s/ Kenneth W. Elsberry	Director, Chief Financial Officer	March 28, 2012
Kenneth W. Elsberry

/s/ J. Bradford Hanson	Vice President Finance	March 28, 2012
J. Bradford Hanson	(Principal Financial and Accounting Officer)

/s/ Larry G. Dubose	Director, Executive Vice President – Model Homes Division	March 28, 2012
Larry G. Dubose

/s/ David T. Bruen	Director	March 28, 2012
David T. Bruen

/s/ Sumner J. Rollings	Director	March 28, 2012
Sumner J. Rollings

/s/ Thomas E. Schwartz	Director	March 28, 2012
Thomas E. Schwartz

/s/ Bruce A. Staller	Director	March 28, 2012
Bruce A. Staller

/s/ William H. Allen	Director	March 28, 2012
William H. Allen

/s/ Shirley Y. Bullard	Director	March 28, 2012
Shirley Y. Bullard

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of NetREIT, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of NetREIT, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s  internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetREIT, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
San Diego, California
March 28, 2012

NetREIT , Inc. and Subsidiaries
 Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
ASSETS
Real estate assets and lease intangibles, net	$147,754,887	$119,785,026
Mortgages receivable	1,032,082	920,216
Cash and cash equivalents	4,872,081	7,028,090
Restricted cash	966,687	299,042
Other real estate owned	2,178,531	2,178,532
Other assets, net	4,847,663	3,105,056

TOTAL ASSETS	$161,651,931	$133,315,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$65,929,797	$49,244,787
Accounts payable and accrued liabilities	4,001,055	3,499,118
Dividends payable	1,008,699	816,782
Total liabilities	$70,939,551	$53,560,687

Commitments and contingencies

Shareholders’ equity:
Convertible series AA preferred stock, $0.01 par value, $25 liquidating preference, shares authorized: 1,000,000; no shares outstanding at December 31, 2011 and 2010, respectively	-	-
Convertible series 6.3% preferred stock, $0.01 par value, $1,000 liquidating preference, shares authorized: 10,000; 1,649 shares outstanding at December 31, 2011 ; no shares outstanding at December 31, 2010	16	-
Common stock series A, $0.01 par value, shares authorized: 100,000,000; 15,287,998 and 13,051,372 shares issued and outstanding at December 31, 2011 and 2010, respectively	152,881	124,298
Common stock series B, $0.01 par value, shares authorized: 1,000; no shares issued and outstanding	-	-
Additional paid-in capital	130,416,731	104,462,606
Dividends in excess of accumulated losses	(47,777,886)	(31,304,801)
Total shareholders’ equity before noncontrolling interest	82,791,742	73,282,103
Noncontrolling interests	7,920,638	6,473,172
Total shareholders’ equity	90,712,380	79,755,275

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$161,651,931	$133,315,962

See notes to consolidated financial statements.

NetREIT, Inc. and Subsidiaries
 Consolidated Statements of Operations
Years ended December 31, 2011 and 2010

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010

Rental income	$13,504,489	$9,669,561
Fee and other income	572,616	525,506
	14,077,105	10,195,067
Costs and expenses:
Rental operating costs	4,944,010	4,312,021
General and administrative	3,846,177	3,411,691
Depreciation and amortization	4,170,626	3,531,261
Asset impairment	429,000	1,000,000
Total costs and expenses	13,389,813	12,254,973

Income (loss) from operations	687,292	(2,059,906)

Other income (expense):
Interest expense	(3,194,887)	(2,044,394)
Interest income	125,662	101,885
Gain on sale of real estate	119,925	-
Income from investment in real estate ventures	-	1,769
Bargain purchase gain	-	872,152
Total other expense, net	(2,949,300)	(1,068,588)

Net loss before noncontrolling interests	(2,262,008)	(3,128,494)

Income (loss) attributable to noncontrolling interests	354,895	(139,145)

Net loss	(2,616,903)	(2,989,349)

Preferred stock dividends	-	(34,447)

Net loss attributable to common stockholders	$(2,616,903)	$(3,023,796)

Loss per common share - basic and diluted:	$(0.18)	$(0.26)

Weighted average number of common shares outstanding - basic and diluted (1)	14,190,786	11,771,524

(1) Data is adjusted for a 5% stock dividend declared in December 2011.

See notes to consolidated financial statements.

NetREIT, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2011 and 2010

								Dividends
								in	Total
	Convertible		Convertible				Addit-	Excess of	NetREIT
	Series AA		Series 6.3%		Netreit		ional	Accum-	Share-	Non-cont-
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	ulated	holders’	rolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Total

Balance, December 31, 2009	50,200	$1,028,916	-	$-	10,224,262	$85,445,674	$433,204	$(21,104,741)	$65,803,053	$4,362,008	$70,165,061

Preferred stock redemption	(50,200)	(1,028,916)						(226,084)	(1,255,000)		(1,255,000)
Maryland reincorporation (Note 1)						(85,343,431)	85,343,431		-		-
Sale of common stock					1,637,620	16,376	16,359,830		16,376,206		16,376,206
Stock issuance costs							(3,040,437)		(3,040,437)		(3,040,437)
Repurchase of common stock					(13,464)	(79)	(118,855)		(118,934)		(118,934)
Stock issued pursuant to tender offer					112,890	1,129	1,127,772		1,128,901		1,128,901
Exercise of stock options					7,062	15	58,085		58,100		58,100
Warrants expiration					52,778	528	453,361	(453,889)	-		-
Exercise of warrants					195	2	1,888		1,890		1,890
Issuance of vested restricted stock					37,547	375	322,067		322,442		322,442
Contributed capital less distributions of noncontrolling interests									-	1,972,019	1,972,019
Net loss								(2,989,349)	(2,989,349)	139,145	(2,850,204)
Dividends paid/reinvested					274,873	2,748	2,607,130	(4,797,865)	(2,187,987)		(2,187,987)
Dividends (declared)/reinvested					96,115	961	915,130	(1,732,873)	(816,782)		(816,782)
Balance, December 31, 2010	-	-	-	-	12,429,878	124,298	104,462,606	(31,304,801)	73,282,103	6,473,172	79,755,275

Sale of common stock					1,727,612	17,276	17,221,866		17,239,142		17,239,142
Stock issuance costs							(2,990,744)		(2,990,744)		(2,990,744)
Repurchase of common stock					(39,004)	(390)	(301,685)		(302,075)		(302,075)
Repurchase of common stock - related parties					(9,560)	(95)	(82,425)		(82,520)		(82,520)
Net Loss								(2,616,903)	(2,616,903)	354,895	(2,262,008)
Dividends paid/reinvested					301,997	3,020	2,864,221	(5,632,711)	(2,765,470)		(2,765,470)
Dividends (declared)/reinvested					106,904	1,069	1,018,555	(2,028,323)	(1,008,699)		(1,008,699)
Issuance of vested restricted stock					49,805	499	387,143		387,642		387,642
Contributed capital less distributions of noncontrolling interests										1,092,571	1,092,571
Stock dividend paid					720,366	7,204	6,187,944	(6,195,148)	-		-
Preferred stock issued to NetREIT National City Partners, LP			1,649	16			1,649,250		1,649,266		1,649,266
Balance, December 31, 2011	-	$-	1,649	$16	15,287,998	$152,881	$130,416,731	$(47,777,886)	$82,791,742	$7,920,638	$90,712,380

See notes to consolidated financial statements.

NetREIT, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years ended December 31, 2011 and 2010

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,616,903)	$(2,989,349)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,219,950	3,437,707
Bargain purchase gain	-	(872,862)
Asset impairment	429,000	1,000,000
Stock compensation	387,642	322,442
Gain on sale of real estate	(119,925)	-
Bad debt expense	66,609	147,459
Income (loss) attributable to noncontrolling interests	354,895	(139,145)
Income from real estate ventures	-	(1,769)
Other assets	(1,908,519)	(479,396)
Accounts payable and accrued liabilities	501,846	283,426
Net cash provided by operating activities	1,314,595	708,513

Cash flows from investing activities:
Real estate investments	(38,992,609)	(21,434,271)
Dubose Model Home USA acquisition	-	(300,000)
Investment in model home limited partnerships	(442,825)	(896,893)
Purchase of notes receivable, net of principal payments received	(111,866)	-
Proceeds received from sale of real estate	8,547,290	-
Restricted cash	(667,645)	(2,647)
Net cash used in investing activities	(31,667,655)	(22,633,811)

Cash flows from financing activities:
Proceeds from mortgage notes payable	29,647,255	10,762,025
Repayment of mortgage notes payable	(13,343,466)	(1,003,887)
Proceeds from issuance of common stock	14,248,398	13,335,769
Proceeds received from noncontrolling interests	1,680,651	355,166
Distributions made to noncontrolling interests	(932,426)	(442,481)
Repurchase of common stock	(302,075)	(62,834)
Repurchase of common stock - related parties	(82,520)	-
Repurchase of preferred stock	-	(1,255,000)
Exercise of stock options	-	2,000
Exercise of warrants	-	1,890
Deferred stock issuance costs	228,640	(317,533)
Dividends paid	(3,582,252)	(2,836,995)
Net cash provided by financing activities	27,562,205	18,538,120

Net decrease in cash and cash equivalents	(2,790,855)	(3,387,178)

Cash and cash equivalents:
Beginning of year	7,028,090	9,298,523

Additions to cash from consolidation of joint venture and investments in model home limited partnerships	634,846	1,116,745

End of year	$4,872,081	$7,028,090

Supplemental disclosure of cash flow information:
Interest paid	$3,325,773	2,017,961

Non-cash investing activities:
Reclassification of investment in real estate ventures to real estate assets	$-	$21,188,400
Acquisition goodwill and intangible assets	$-	$1,032,000

Non-cash financing activities:
Preferred stock issued for partnership interest	$1,649,266	$-
Stock issued for partnership units of limited partnerships	$-	$1,128,901
Reinvestment of cash dividend	$3,886,865	$3,525,969
Accrual of dividends payable	$1,008,699	$816,782
Change in par value of Maryland Corporation common stock	$-	$85,343,431
Common stock shares issued upon expiration of warrants	$-	$453,889

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

The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, retail, self-storage and residential properties located in the western United States. As of December 31, 2011, the Company owned or had an equity interest in nine office buildings and one industrial building (“Office Properties”) which total approximately 690,000 rentable square feet, four retail shopping centers and a 7-Eleven property (“Retail Properties”) which total approximately 171,000 rentable square feet, six self-storage facilities (“Self-Storage Properties”) which total approximately 581,000 rentable square feet, one 39 unit apartment building and 78 model homes investments owned by six limited partnerships  (“Residential Properties”).

The Company is a General Partner in five limited partnerships (NetREIT 01 LP, NetREIT Palm Self-Storage LP, NetREIT Casa Grande LP, NetREIT Garden Gateway LP and NetREIT National City Partners, LP) and is the sole Managing Member in one limited liability company (Fontana Medical Plaza, LLC) all with ownership in real estate income producing properties. In addition, the Company is a limited partner in eight partnerships that purchase and leaseback model homes from developers (Dubose Acquisition Partners II and III or “DAP II and DAP III,” “Dubose Model Home Income Fund #3, LTD.,”, “Dubose Model Home Income Fund #4, LTD.,” “Dubose Model Home Income Fund #5, LTD.”, Dubose Model Home Investors Fund #113, LP, Dubose Model Home Investors #201, LP and NetREIT Dubose Model Home REIT, LP). We refer to these entities collectively, as the “Partnerships”.

In March 2010, the Company purchased certain tangible and intangible personal property from Dubose Model Homes USA (“DMHU”), including rights to certain names, trademarks and trade secrets, title to certain business equipment, furnishings and related personal property. DMHU had used these assets in its previous business of purchasing model homes for investment in new residential housing tracts and initially leasing the model homes back to their developer. In addition, the Company also acquired DMHU’s rights under certain contracts, including contracts to provide management services to 19 limited partnerships sponsored by DMHU and for which a DMHU affiliate serves as general partner (the “Model Home Partnerships”). These partnerships included DAP II and DAP III of which the Company was a 51% limited partner in each at the time of the acquisition. The Company paid the owners of DMHU $300,000 cash and agreed to issue up to 120,000 shares of the Company’s common stock, depending on the levels of production the Company achieves from its newly formed Model Home REIT over the next three years. The Company also agreed to employ three former DMHU employees and to pay certain obligations of DMHU, including its office lease which expired on September 30, 2010. As Mr. Dubose is a Company director and was the founder and former president and principal owner of DMHU and certain of its affiliates, this transaction was completed in compliance with the Company’s Board’s Related Party Transaction Policy. The transaction has been accounted for as a business combination. Management performed an analysis of intangible assets acquired with the assistance of an independent valuation specialist and it was determined that $209,000 of the purchase price is attributable to customer relationships which will be amortized over 10 years. The Company also estimated a liability of $1,032,000 associated with the 120,000 shares that it believes will be issued in the future. As a result of this acquisition, total goodwill of $1,123,000 was recorded. The Company’s investment in DAP II and DAP III have been consolidated in the accompanying financial statements of NetREIT effective March 1, 2010.

In 2010, the Company formed a new subsidiary, NetREIT Advisors, LLC, a wholly-owned Delaware limited liability company, and sponsored the formation of NetREIT Dubose Model Home REIT, Inc. (“NetREIT Dubose”), a Maryland corporation. NetREIT Dubose, a proposed REIT, invests in Model Homes it purchases from developers in transactions whereby the developer leases back the Model Home under a short term lease, typically one to three years in length. Upon expiration of the lease, NetREIT Dubose seeks to re-lease the Model Home until such time as it is able to sell the property. NetREIT Dubose owns substantially all of its assets and conduct its operations through a newly formed operating partnership called NetREIT Dubose Model Home REIT, LP (“Operating Partnership”) which is a wholly-owned Delaware limited partnership. NetREIT Advisors, LLC serves as advisor to NetREIT Dubose.

The Company capitalized NetREIT Dubose with $1.2 million cash in exchange for a convertible promissory note, which was converted to NetREIT Dubose common stock on September 30, 2010. NetREIT Dubose has also commenced raising outside investor capital through a Private Placement Memorandum (“PPM”). NetREIT Dubose intends to sell 1 million shares of its common stock at $10.00 per share, or $10 million under the initial offering. The Company also has the option to increase the maximum offering amount to 2 million shares or $20 million. Through December 31, 2011, NetREIT Dubose has raised approximately $1.1 million.

NetREIT Dubose is authorized to issue up to 25 million shares of $0.01 shares of stock. Of these authorized shares, 20 million are common stock and 5 million are preferred stock. As of December 31, 2011, there were approximately 251,000 shares outstanding of which approximately 111,000 have been issued to parties other than NetREIT, Inc.

NetREIT Advisors, LLC also provides management services to the 19 Model Home Partnerships, pursuant to rights under the management contracts assigned to it by DMHU. These partnerships are in the process of liquidating assets towards an end of life. For these services, NetREIT Advisors, LLC receives ongoing management fees and has the right to receive certain other fees when the respective partnership sells or otherwise disposes of its properties.

In September 2010, the Company commenced three tender offers for the purchase of outstanding limited partnerships units of Dubose Model Home Income Funds #3, 4 & 5. The offerings closed effective November 30, 2010. The Company acquired approximately 74% of Income Fund #3 for $475,997 in cash and 39,827 shares for a total combined cost of $874,263. The Company acquired approximately 71% of Income Fund #4 for $343,074 in cash and 49,132 shares for a total combined cost of $834,394. The Company acquired approximately 67% of Income Fund #5 for $77,822 in cash and 23,931 shares for a total combined cost of $317,136. As a result of the Company acquiring control of these three limited partnerships, their financial statements have been included in the consolidated financial statements of the Company beginning in December 2010, including one month of operations and twelve months of operations for the years ended December 31, 2010 and 2011, respectively.

In August 2011, the Company formed Dubose Advisors, LLC (“Dubose Advisors”) a wholly-owned Delaware limited liability company, and sponsored the formation of Dubose Model Home Investors #201, LP. (“201 Partnership”), a California limited partnership. Dubose Advisors is the general partner and advisor to the 201 partnership. The 201 Partnership invests in Model Homes it purchases from developers in transactions whereby the developer leases back the Model Home under a short term lease, typically one to three years in length similar to NetREIT Dubose. The Company has initially invested $250,000 to capitalize the 201 Partnership and has commenced raising $1,750,000 in outside investor capital through the sale of 35 limited partner units at $50,000 per unit. As of December 31, 2011, the 201 Partnership has raised approximately $868,000.

In December 2011, the Company completed the formation of a California limited  partnership, NetREIT National City Partners, LP (“National City Partnership”), whereby an unrelated limited partner contributed its fee interest in two adjacent multi-tenant industrial properties located in National City, California. The Company refers to the property as the Port of San Diego Complex.  The Company contributed $465,975 cash and 1,649.266 shares of $1,000 liquidation value, 6.3% convertible preferred stock to capitalize the limited partnership. In addition, the Company contributed $2.9 million cash which was used to pay down the mortgage loan assumed by the Partnership to a balance of $9.5 million after the paydown. After completing the transactions discussed above, NetREIT has an approximate 75% interest in the National City Partnership as the sole general partner and will consolidate it into its consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of NetREIT and its subsidiaries, Fontana Medical Plaza, LLC (“FMP”), NetREIT 01 LP Partnership, NetREIT Casa Grande LP Partnership, NetREIT Palm Self-Storage LP Partnership, NetREIT Garden Gateway, LP and Dubose Acquisition Partners II and III (collectively “the Partnerships”) NetREIT Advisors, LLC (“Advisors”), NetREIT Dubose Model Home REIT, Inc. and its subsidiary, NetREIT Dubose Model Home LP, Dubose Dubose Advisors LLC, Model Home Income Funds 3, 4, 5, 113 LTD and Dubose Model Home Investors #201 LP  (collectively, the “Income Funds”) and NetREIT National City Partners, LP. As used herein, the “Company” refers to NetREIT, FMP, Advisors and the Partnerships, Income Funds and the NetREIT National City Partners, LP, collectively. All significant intercompany balances and transactions have been eliminated in consolidation.

Prior to formation of the Partnerships, the properties owned by those partnerships were held as tenants in common (“TIC”) with the other investors and accounted for using the equity method due to substantive participation rights of the TIC (Note 4). Upon formation of the Partnerships in 2009 and 2010, NetREIT became the sole general partner in each of these partnerships and the rights of the other partners were limited to certain protective rights. As a result of the change in the Company’s ability to influence and control the Partnerships, they are now accounted for as subsidiaries of the Company and are fully consolidated in the Company’s financial statements.

The Company classifies the noncontrolling interests in FMP, the Partnerships, and the Income Funds as part of consolidated net loss in 2011 and 2010 and includes the accumulated amount of noncontrolling interests as part of shareholders’ equity from the Partnerships inception in 2009 and 2010, the effective date that the Company assumed significant control of DAP II and III in February 2010, the Income Funds acquisitions in November 2010 and November 2011 as well as NetREIT National City Partners, LP in December 2011.  If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interest will be remeasured with the gain or loss reported in the statement of operations. Management has evaluated the noncontrolling interests and determined that they do not contain any redemption features.

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

Earnings and profits that determine the taxability of distributions to shareholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the years ended December 31, 2011 and 2010, because of net losses, all distributions were considered return of capital to the shareholders and, therefore, non-taxable.

The Company believes that it has met all of the REIT distribution and technical requirements for the years ended December 31, 2011 and 2010.

Stock Dividend.  In September 2011, the Board of Directors declared a 5% dividend payable in Company common to shareholders of record on December 2, 2011. The shares were issued in December 2011. All loss per share calculations are based on adjusted shares for the stock dividend as if the shares were issued at the beginning of the first period presented.

Real Estate Asset Acquisitions. The Company accounts for its acquisitions of real estate in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which requires the purchase price of acquired properties to be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, a land purchase option, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and tenant relationships, based in each case on their fair values.

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

The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in real estate assets and lease intangibles, net in the accompanying balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above market rents was $295,248 for the year ended December 31, 2011. Amortization of above and below market rents for the year ended December 31, 2010 was $65,272. Amortization of above and below market rents are included in rental income in the accompanying consolidated statement of operations.

The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was $451,306 and $343,205 for the years ended December 31, 2011 and 2010, respectively.

Land Purchase Option. The land lease acquired as a part of the World Plaza acquisition in 2007 has a fixed purchase price option cost of $181,710 at the termination of the lease in 2062. Management valued the land option at its residual value of $1,370,000, based upon comparable land sales adjusted to present value. The difference between the strike price of the option and the recorded cost of the land purchase option is approximately $1.2 million. Management has determined that exercise of the option is considered probable. The land purchase option was determined to be a contract based intangible asset associated with the land. As a result, this asset has an indefinite life and is treated as a non-amortizable asset. The amount is included as real estate assets and lease intangibles, net on the accompanying balance sheets.

Acquisition of Dubose Model Home Income Funds #3 LTD, Dubose Model Home Income Fund #4 LTD and Dubose Model Income Fund #5 LTD and Dubose Model Home Investors Fund #113 (“MH Income Funds”). In November 2010, the Company acquired a significant ownership interest in the MH Income Funds #3, #4 and #5 for a combination of cash and Company stock. The Company recognized bargain purchase gain of $872,152 based on an assessment of the fair value of the assets acquired and liabilities assumed. In November 2011, the Company acquired MH Investors Fund #113 through a tender offer whereby the former investors had the option to sell their investment in MH Investors Fund #113 to the 201 Partnership for cash or exchange their interests in MH Investors Fund #113 for an interest in the 201 Partnership. Approximately 55% of the investors exchanged their interest in MH Income Fund #113 for an ownership interest in the 201 Partnership. Two investors, representing about 10% sold out for cash and one partner representing 35% of the MH Investors Fund #113 elected to remain as an investor in MH Investors Fund #113.

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

As of December 31, 2011, management has concluded that there are 17 model home properties aggregating approximately $5.0 million which are considered as held for sale and are included in real estate assets. These homes have mortgage notes payable of approximately $1.6 million. Management has also estimated that, of the homes held for sale, 16 of the home sales would result in a loss of approximately $399,000 and has recorded the estimated loss included in asset impairment in the accompanying statement of operations for the year ended December 31, 2011.

Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the years ended December 31, 2011 and 2010, was $3,571,924 and $3,014,603, respectively.

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

The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Based on the review, no impairment was deemed to exist at December 31, 2011 and 2010.

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2011 and 2010.

Impairment. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. For the year ended December 31, 2011, the Company determined that an impairment existed in its model home properties not currently held for sale and, as a result, recorded an asset impairment of $30,000. For the year ended December 31, 2010 the Company determined that an impairment existed with respect to its Havana Parker Complex property and, as a result, recorded an asset impairment of $1 million.

Provision for Mortgage Loan Losses. Accounting policies require the Company to maintain an allowance for estimated credit losses with respect to mortgage loans it has made based upon its evaluation of known and inherent risks associated with the mortgage loans it has made in the past. Management reflects provisions for loan losses based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates. There have been no provisions for loan losses at December 31, 2011 and 2010.

Cash and Cash Equivalents. The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. At December 31, 2011, the Company had approximately $2.9 million in deposits in financial institutions that were above the federally insurable limits.

Restricted Cash. Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are primarily for escrow funds for payment of property taxes.

Deferred Common Stock Issuance Costs. Common stock issuance costs including distribution fees, due diligence fees, syndication and wholesaling costs, legal and accounting fees, and printing are capitalized before sale of the related stock and then netted against gross proceeds when the stock is sold. Deferred stock issuance costs relating to a subsidiary of the Company are included in other assets in the accompany consolidated balance sheets.

Tenant Receivables. The Company periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company maintains an allowance for deferred rent receivable that arises from straight-lining of rents. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates. At December 31, 2011 and 2010, the balance of allowance for possible uncollectible tenant receivables included in other assets, net was $124,000 and $277,000, respectively.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At December 31, 2011 and 2010, the Company had net deferred leasing costs of approximately $843,000 and $406,000, respectively, which are included in other assets, net in the accompanying consolidated balance sheets. Total amortization expense for the year ended December 31, 2011 and 2010 was approximately $126,000 and $181,000, respectively.

Deferred Financing Costs. Costs incurred, including legal fees, origination fees, and administrative fees, in connection with debt financing are capitalized as deferred financing costs and are amortized using the straight-line method, which approximates the effective interest method, over the contractual term of the respective loans. At December 31, 2011 and 2010, deferred financing costs were approximately $554,000 and $196,000, respectively, which are included in other assets, net in the accompanying consolidated balance sheets. Total amortization expense for the year ended December 31, 2011 and 2010 was approximately $137,000 and $44,000, respectively. Amortization of deferred financing costs is included in interest expense in the accompanying consolidated statements of operations.

Other Real Estate Owned.  The Company acquired a property consisting of undeveloped land in Escondido, CA through foreclosure proceedings in May 2009. At the time we acquired title to the property we entered into an exclusive option with the borrower to sell the property back at our investment plus additional expenditures and interest charges through the date the original borrower purchased back the property. The option expired in late 2010. The Company has not actively engaged in the attempted sale of the property while management studies the best use options for the property.

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

Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and includes in rental income, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable, included in other assets, in the accompanying consolidated balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. As of December 31, 2011 and 2010, deferred rent receivable totaled approximately $756,900 and $361,500, respectively. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of December 31, 2011 and 2010.

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

The following is a reconciliation of the denominator of the basic loss per common share computation to the denominator of the diluted loss per common share computations, for the years ended December 31:

	2011	2010
Weighted average shares used for Basic EPS	14,190,786	11,771,524

Effect of dilutive securities:

Adjusted weighted average shares used for diluted EPS	14,190,786	11,771,524
___________
Weighted average shares from share based compensation, shares from conversion of NetREIT 01 LP Partnership, Casa Grande LP Partnership, NetREIT Palm Self-Storage LP Partnership, NetREIT National City Partners, LP and warrants with respect to a total of 1,373,372 and 1,042,532 shares of common stock for the years ended December 31, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

Fair Value Measurements. Certain assets and liabilities are required to be carried at fair value, or if long-lived assets are deemed to be impaired, to be adjusted to reflect this condition. The guidance requires disclosure of fair values calculated under each level of inputs within the following hierarchy:

Level 1 - Quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 - Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

Level 3 - Unobservable inputs for the asset or liability.

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. The Company’s cash equivalents, mortgage notes receivable, accounts receivable and payables and accrued liabilities all approximate fair value due to their short term nature. Management believes that the recorded and fair value of notes payable are approximately the same as of December 31, 2011 and 2010.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allocation of purchase price paid for property acquisitions between land, building and intangible assets acquired including their useful lives; valuation of long-lived assets, and the allowance for doubtful accounts, which is based on an evaluation of the tenants’ ability to pay and the provision for possible loan losses with respect to mortgages receivable and interest. Actual results may differ from those estimates.

Segments. The Company acquires and operates income producing properties including office properties, residential properties, retail properties and self storage properties and invests in real estate assets, including real estate loans and, as a result, the Company operates in five business segments. See Note 10 “Segment Information”.

Square Footage, Occupancy and Other Measures

Square footage, occupancy and other measures used to describe real estate and real estate-related investments included in the Notes to Consolidated Financial Statements are presented on an unaudited basis.

Recently Issued Accounting Standards Updates. In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRS. This update defines fair value, clarifies a framework to measure fair value, and requires specific disclosures of fair value measurements. The guidance will be effective for the Company's interim and annual reporting periods beginning January 1, 2012, and applied prospectively. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operations, or disclosures.

In September 2011, the FASB issued new guidance, ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This new guidance allows entities to perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value in order to determine if quantitative testing is required. This qualitative assessment is optional and is intended to reduce the cost and complexity of annual goodwill impairment tests. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is allowed provided the entity has not yet performed its 2011 impairment test or issued its financial statements. The Company elected to early adopt ASU 2011-08 and the ASU did not have a material effect on its consolidated financial statements.

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

3. REAL ESTATE ASSETS AND LEASE INTANGIBLES

A summary of the properties owned by the Company as of December 31, 2011 is as follows:

					Real estate
					assets, net
	Date		Square	Property	(in
Property Name	Acquired	Location	Footage	Description	thousands)
Casa Grande Apartments	April 1999	Cheyenne, Wyoming	29,250	Residential	$1,428.5
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	5,399.5
7-Eleven	September 2006	Escondido, California	3,000	Retail	1,282.4
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	115,052	Office	13,008.6
World Plaza	September 2007	San Bernardino, California	55,098	Retail	6,933.7
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	2,027.6
Sparky’s Palm Self-Storage	November 2007	Highland, California	50,250	Self-Storage	4,598.9
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self-Storage	7,155.8
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	8,710.1
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,716.3
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,536.2
Morena Office Center	January 2009	San Diego, California	26,784	Office	5,918.8
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	2,118.4
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,407.3
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self-Storage	5,832.4
Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self-Storage	2,724.8
Sparky’s Rialto Self-Storage	May 2010	Rialto, California	101,343	Self-Storage	5,144.7
Genesis Plaza	August 2010	San Diego, California	57,685	Office	9,428.2
Dakota Bank Buildings	May 2011	Fargo, North Dakota	119,749	Office	9,287.0
Yucca Valley Retail Center	September 2011	Yucca Valley, California	85,996	Retail	6,687.6
Sparky’s Sunrise Self-Storage	December 2011	Hesperia, California	93,851	Self-Storage	2,207.2
Port of San Diego Complex	December 2011	San Diego, California	146,700	Industrial	14,500.0

NetREIT, Inc properties					128,054.0
Model home properties	Various in		Homes
held in limited partnerships	2009, 2010	CA, AZ, OR, WA, TX, SC,	59	Residential	15,019.4
	& 2011	NC, ID and FL

Model home properties	Various in
held in income and investment funds	2003-2008,	TX, WA, OH, NC,
	2010 & 2011	NV, CA, NJ and MI	19	Residential	4,681.5
Model home properties					19,700.9

		Total real estate assets and lease intangibles, net			$147,754.9

A summary of the properties owned by the Company as of December 31, 2010 is as follows:

					Real estate
					assets, net
	Date		Square	Property	(in
Property Name	Acquired	Location	Footage	Description	thousands)
Casa Grande Apartments	Apr-99	Cheyenne, Wyoming	29,250	Residential	$1,500.0
Havana/Parker Complex	Jun-06	Aurora, Colorado	114,000	Office	5,469.8
7-Eleven	Sep-06	Escondido, California	3,000	Retail	1,304.0
Garden Gateway Plaza	Mar-07	Colorado Springs, Colorado	115,052	Office	13,167.9
World Plaza	Sep-07	San Bernardino, California	55,098	Retail	7,095.2
Regatta Square	Oct-07	Denver, Colorado	5,983	Retail	2,005.0
Sparky’s Palm Self-Storage	Nov-07	Highland, California	50,250	Self Storage	4,712.2
Sparky’s Joshua Self-Storage	Dec-07	Hesperia, California	149,750	Self Storage	7,322.7
Executive Office Park	Jul-08	Colorado Springs, Colorado	65,084	Office	8,894.2
Waterman Plaza	Aug-08	San Bernardino, California	21,170	Retail	6,824.7
Pacific Oaks Plaza	Sep-08	Escondido, California	16,000	Office	4,623.5
Morena Office Center	Jan-09	San Diego, California	26,784	Office	6,117.6
Fontana Medical Plaza	Feb-09	Fontana, California	10,500	Office	2,192.7
Rangewood Medical Office Building	Mar-09	Colorado Springs, Colorado	18,222	Office	2,528.4
Sparky’s Thousand Palms Self-Storage	Aug-09	Thousand Palms, California	113,126	Self Storage	5,976.1
Sparky’s Hesperia East Self-Storage	Dec-09	Hesperia, California	72,940	Self Storage	2,755.6
Sparky’s Rialto Self-Storage	May-10	Rialto, California	101,343	Self Storage	4,830.3
Genesis Plaza	Aug-10	San Diego, California	57,685	Office	9,815.8
NetREIT, Inc properties					97,135.7

Model home properties	Various in		Homes
held in limited partnerships	2009 & 2010	CA, AZ, OR, WA and TX	45	Residential	13,138.7

Model home properties,
held in income fund properties	Various	TX, AZ, WA, OH, NC,
	2003-2008	NV, NJ and MI	29	Residential	9,510.7

Model home properties					22,649.4

		Total real estate assets and lease intangibles net			$119,785.1

    The following table sets forth the components of the Company’s real estate assets:

	December 31,	December 31,
	2011	2010
Land	$38,109,616	$23,783,950
Buildings and other	113,238,188	98,639,739
Tenant improvements	5,766,097	4,147,535
Lease intangibles	2,082,124	1,289,607
	159,196,025	127,860,831
Less:
Accumulated depreciation and amortization	(11,441,138)	(8,075,805)
Real estate assets and lease intangibles, net	$147,754,887	$119,785,026

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

In December 2011, the Company acquired the Sunrise Self-Storage facility for the purchase price of $2.2 million. The Company paid the purchase price in an all cash transaction. The Property is located within a mixed commercial and industrial area of Hesperia, California.  The Property was built in 1985 and 1989 and consists of fourteen (14) one and two-story buildings comprising approximately 93,851 square feet with approximately 737 storage units on a 4.93 acre parcel.

In December 2011, the Company completed the formation of a California limited partnership, NetREIT National City Partners, LP, (“NCP”) whereby a limited partner contributed its fee interest in two adjacent multi-tenant industrial properties located in National City, California. The Company contributed approximately $0.5 million cash and 1,649.266 shares of $1,000 liquidation value, 6.3% convertible preferred stock to capitalize the limited partnership.  The agreed upon value of the Property was $14.5 million. The Company also contributed $2.9 million cash which was used to pay down the mortgage loan assumed by NCP to a balance of $9.5 million. After completing the transactions, NetREIT has an approximate 75% interest in the NCP and a single unrelated limited partner has an approximate 25% interest. The property, referred to by the Company as the “Port of San Diego Complex”, consists of two adjacent multi-tenant light industrial buildings built in 1971 and was renovated in 2008. The Property is comprised of 6.13 acres and the buildings have 146,700 rentable square feet. As of the date of acquisition, the Property was 51.7% occupied.

In December 2011, Dubose Model Home Investor Funds #201, LP acquired one model home properties in South Carolina and leased it back to the home builder. The purchase price for the property was approximately $0.3 million. NetREIT Dubose paid the purchase price through a cash payment of approximately $0.1 million and promissory note for the balance of the purchase price.

The Company disposed of the following properties in 2011:

During the twelve months ended December 31, 2011, NetREIT Dubose disposed of twenty-two model home properties. The sales price aggregated approximately $8.5 million and approximately $5.7 million in mortgage notes payable were retired in connection with these sales.

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

The Company allocated the purchase price of the properties acquired during the years ended December 31, 2011 and 2010 as follows:

						Above
						and Below	Total
		Buildings	Tenant	In-place	Leasing	Market	Purchase
	Land	and other	Improvements	Leases	Costs	Leases	Price

Sparky’s Rialto Self-Storage	$1,055,000	$3,820,000	$-	$-	$-	$-	$4,875,000

Genesis Plaza	1,400,000	7,543,510	200,954	219,070	247,774	388,692	10,000,000

Sparky’s Rialto Self-Storage	415,000	-	-	-	-	-	415,000

Dakota Bank Buildings	832,000	8,123,461	-	131,982	45,186	442,371	9,575,000

Yucca Valley Retail Center	2,445,331	3,549,162	520,485	819,979	-	(567,257)	6,767,700

Sparky’s Sunrise Self-Storage	1,123,000	1,077,000	-	-	-	-	2,200,000

Port of San Diego Complex	9,613,000	4,078,816	141,373	29,470	128,448	508,893	14,500,000

Model Home Properties	2,012,217	9,633,813	-	-	-	-	11,646,030

Pro Forma Information for Property Acquisitions

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the year ended December 31, 2011 as if the acquisitions in these two years had occurred on January 1, 2010. The Company acquired 5 significant income producing properties and three significant limited partnerships properties that owned and leased model homes to homebuilders during the year ended December 31, 2011. These acquisitions were accounted for as business combinations. The following unaudited pro forma information for the years ended December 31, 2011 and 2010 have been prepared to give effect to the acquisition of Port of San Diego Complex, Yucca Valley Retail Center, Dakota Bank Buildings, Genesis Plaza, Sparky’s Rialto Self-Storage, and Dubose Model Home Income Funds #3, 4, 5 as if these acquisitions occurred on January 1, 2010.  This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on these dates, nor does it purport to predict the results of operations for future periods.

	For the year ended
	December 31,
	2011	2010

Revenues	$18,582,090	$15,536,050
Depreciation and amortization	5,424,430	4,995,060
Net loss	(1,613,620)	(2,137,520)
Net loss per common share, basic and diluted	$(0.11)	$(0.18)
Weighted-average number of common shares outstanding, basic and diluted (1)	14,190,786	11,771,524

(1) - Data adjusted for a 5% stock dividend declared in September 2011

The proforma information for the year ended December 31, 2011 was adjusted to exclude $157,000 of acquisition costs. In addition $872,000 of revenue was excluded for the year ended December 31, 2010 for the bargain purchase gain.

Lease Intangibles

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	December 31, 2011			December 31, 2010
			Lease			Lease
	Lease	Accumulated	intangibles,	Lease	Accumulated	intangibles,
	intangibles	Amortization	net	intangibles	Amortization	net
In-place leases	$1,905,059	$(838,512)	$1,066,547	$1,031,792	$(558,854)	$472,938
Leasing costs	1,176,285	(595,386)	580,899	894,487	(423,738)	470,749
Tenant relationships	332,721	(332,721)	-	332,721	(332,721)	-
Below-market leases	(841,425)	9,296	(832,129)	-	-	-
Above-market leases	1,614,124	(347,317)	1,266,807	388,692	(42,772)	345,920

	$4,186,764	$(2,104,640)	$2,082,124	$2,647,692	$(1,358,085)	$1,289,607

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Estimated
Aggregate
Amortization
Expense
2012	$1,106,536
2013	599,003
2014	516,452
2015	363,513
2016	106,222
Thereafter	(609,602)
$2,082,124

The weighted average amortization period for the intangible assets, in-place leases, leasing costs, tenant relationships and below-market leases acquired as of December 31, 2011 was 14.6 years.

4. MORTGAGES RECEIVABLE

In connection with the sale of two properties to unrelated tenants in common in the fourth quarter of 2008, the Company received mortgage notes receivable totaling $920,216 with interest rates of 6.25% and 6.50% and due dates of October 1, 2013 for both notes. The loans call for interest only payments, and both loans were current as of December 31, 2011. Both notes are secured by the mortgagee’s interest in the property.

In February 2011, the Company purchased a mortgage note receivable from an unrelated party where the borrowers were two of the related income fund Partnerships and one from an unrelated income fund partnership. The amounts outstanding from the related Partnerships were paid off shortly after the Company acquired the note. As of December 31, 2011, there was a balance due from the unrelated income fund of $111,866. The note bears interest at 6.77%, is secured by a model home property and is due on demand.

5. MORTGAGE NOTES PAYABLE

Mortgage notes payable as of December 31, 2011 and December 31, 2010  consisted of the following:

	December 31,	December 31,
	2011	2010

Mortgage note payable in monthly installments of $24,330 through July 1, 2016, including interest at a fixed rate of 6.51%, collateralized by the Havana/Parker Complex property.	$3,242,767	$3,323,714

Mortgage note payable in monthly installments of $71,412 through April 5, 2014, including interest at a fixed rate of 6.08%; collateralized by the leases and office buildings of the Garden Gateway Plaza property. Certain obligations under the note are guaranteed by the executive officers.	9,533,849	9,823,854

Mortgage note payable in monthly installments of $27,088 through February 1, 2012, including interest at a fixed rate of 5.31%; collateralized by the World Plaza property.	-	3,231,661

Mortgage note payable in monthly installments of $25,995 through September 1, 2015, including interest at a fixed rate of 6.5%; collateralized by the Waterman Plaza property.	3,621,057	3,700,953

Mortgage note payable in monthly installments of $28,842 through March 1, 2034, including interest at a variable rate ranging from 5.5% to 10.5%; with a current rate of 5.5% collateralized by the Sparky’s Thousand Palms Self-Storage property.	4,431,783	4,539,478

Mortgage note payable in monthly installments of $9,432 through December 18, 2016, including interest at a fixed rate of 5.00%; collateralized by the Sparky’s Hesperia East Self-Storage property.	1,690,301	1,717,059

Mortgage note payable in monthly installments of $17,226 through May 3, 2015, including interest at a fixed rate of 5.00%; monthly installments of $19,323 from June 3, 2012, including interest at 6.25% to maturity, collateralized by the Sparky’s Rialto Self-Storage property.	2,820,793	2,887,597

Mortgage note payable in monthly installments of $28,219 through September 1, 2015, including interest at a fixed rate of 4.65%; collateralized by the Genesis Plaza property.	4,854,307	4,973,365

Mortgage note payable in monthly installments of $6,638 through July 1,2018, including interest at a fixed rate of 5.80%; collateralized by the Casa Grande Apartment property (1).	1,040,762	-

Mortgage note payable in monthly installments of $26,962 through July 1, 2025, including interest at a fixed rate of 5.79% through July 1, 2018; collateralized by the Executive Office Park property.	4,572,161	-

Mortgage note payable in monthly installments sufficient to amortize the note on a 25 year schedule and the current month interest charge (currently, approximately $36,200), interest at a variable rate of 3.0% over the one month libor with a floor of 5.75% and a ceiling of 9.75% through May 31, 2016; collateralized by the Dakota Bank Building property.	5,640,568	-

Mortgage note payable in monthly installments of $23,919 through April 11, 2015, including interest at a fixed rate of 5.62%; collateralized by the Yucca Valley Retail Center.	3,304,120	-

Mortgage note payable in monthly installments of $9,858 through January 1, 2019, including interest at a fixed rate of 4.95%; collateralized by the Rangewood Medical Office Building.	1,150,000	-

Mortgage note payable in monthly installments of $7,562 through January 1, 2019, including interest at a fixed rate of 4.95%; collateralized by Regatta Square.	1,300,000	-

Mortgage note payable in monthly installments of $82,627 through June 20, 2013, including interest at a variable rate of 1% over a published prime rate with a floor of 6% (the current rate); collateralized by the Port of San Diego Complex.	9,500,000	-

Subtotal, NetREIT, Inc. properties	56,702,468	34,197,681

Mortgage notes payable in monthly installments of $24,137 through February 10, 2012, including interest at a fixed rate of 5.50%; collateralized by 10 model home properties.	2,088,868	2,937,316

Mortgage notes payable in monthly installments of $20,153 through September 18, 2012, including interest at a fixed rate of 6.50%; collateralized by 4 model home properties.	-	1,873,193

Mortgage notes payable in monthly installments of $3,767 through September 15, 2012, including interest at a fixed rate of 5.75%; collateralized by 4 model home properties.	428,203	447,822

Mortgage notes payable in monthly installments of $19,792 through December 15, 2015, including interest at a fixed rate of 5.75%; collateralized by 22 model home properties.	2,205,798	2,374,881

Mortgage notes payable in monthly installments of $4,308 maturity date of October 5, 2011, including interest at a fixed rate of 2.38%; collateralized by 1 model home property. (2)	420,830	2,583,323

Mortgage notes payable in monthly installments of $6,984 maturities varying from October 5, 2011 to March 5, 2012, including interest at fixed rates from 2.38%, to 2.55%; collateralized by 3 model home properties. (2)	670,207	1,994,260

Mortgage notes payable in monthly installments of $1,798 with a of December 5, 2011, including interest at 7.16% collateralized by 1 model home properties. (2)	89,811	2,836,311

Mortgage notes payable in monthly installments of $23,686 maturities varying from February 15, 2016 to August 15, 2016, including interest at fixed rates from 5.75%, to 6.30%; collateralized by 23 model home properties.	2,747,709	-

Mortgage notes payable in monthly installments of $6,091 maturities varying from June 30, 2012 to December 15, 2016, including interest at fixed rates from 5.50%, to 7.13%; collateralized by 3 model home properties.	575,903	-

Subtotal, model home properties	9,227,329	15,047,106

	$65,929,797	$49,244,787

(1)
The Company established a separate purpose entity to be the legal borrower under this real estate note  and mortgage and security agreement. NetREIT has guaranteed this note with full recourse liability under the loan.

(2)
The Company is working with the lender to extend the maturity dates of these loans. The Company anticipates that the lender will extend the due date of these loans until such time as the model home(s) securing them are sold.

As of December 31, 2011, The Company is in compliance with all conditions and covenants of its mortgage notes payable.

As of December 31, 2011 and 2010, the recorded value and fair market value of notes payable are approximately equal.

Scheduled principal payments of mortgage notes payable as of December 31, 2011 are as follows:

		Model Home
	NetREIT, Inc.	Properties	Scheduled
	Principal	Principal	Principal
Years Ending:	Payments	Payments	Payments
2012	$1,520,015	$3,862,129	$5,382,144
2013	10,267,873	267,281	10,535,154
2014	9,883,150	282,816	10,165,966
2015	14,072,638	2,418,451	16,491,089
2016	9,987,400	2,396,652	12,384,052
Thereafter	10,971,392	-	10,971,392
Total	$56,702,468	$9,227,329	$65,929,797

6. RELATED PARTY TRANSACTIONS

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to C.I. Holding Group, Inc. and Subsidiaries (“CI”), a small shareholder in the Company that is approximately 35% owned by the Company’s executive management. Total rents charged and paid by these affiliates was approximately $57,000 and $51,000 for the years ended December 31, 2011 and 2010, respectively.

The Company has entered into a property management agreement with CHG Properties, Inc. (“CHG”), a wholly-owned subsidiary of CI, to manage all of its properties at rates up to 5% of gross income. During the years ended December 31, 2011 and 2010, the Company paid CHG total management fees of approximately $514,000 and $390,000, respectively.

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

7. SHAREHOLDERS’ EQUITY

In September 2005, the Company commenced a private placement offering of Units and Convertible Series AA Preferred Stock. The Units consisted of 2 shares of common stock and a warrant to purchase 1 share of common stock at $12 ($9.87 per share adjusted for stock dividends). In October 2006, the Company closed that offering and commenced a private placement offering of only its common stock. Through December 31, 2011, when the offering was closed, the Company was conducting a self-underwriting private placement offering and sale of 20,000,000 shares of its common stock at a price of $10 per share. This offering was being made only to accredited investors and up to thirty-five non-accredited investors pursuant to an exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. No public or private market currently exists for the securities sold under this offering. There currently is no plan to initiate a market for the stock. During the years ended December 31, 2011 and 2010, the Company received gross proceeds from the sale of common shares of $17,214,142 and $16,376,206, respectively.

Common Stock. The Company is authorized to issue up to 100,000,000 shares of Series A Common Stock (“Common Stock”) $0.01 par value and 1,000 shares of Series B Common Stock $0.01 par value. The Common Stock and the Series B Common Stock have identical rights, preferences, terms and conditions except that the Series B Common Shareholders are not entitled to receive any portion of Company assets in the event of Company liquidation. There have been no Series B Common Stock shares issued. Each share of Common Stock entitles the holder to one vote. The Common Stock is not subject to redemption and it does not have any preference, conversion, exchange or preemptive rights. The articles of incorporation contain a restriction on ownership of the Common Stock that prevents one person from owning more than 9.8% of the outstanding shares of common stock. At December 31, 2011 and 2010, there were  15,287,998 and  13,051,372 shares, respectively, of the Common Stock outstanding.

Undesignated Preferred Stock. The Company is authorized to issue up to 8,990,000 shares of preferred stock. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to fix the number of shares of any series of preferred stock, to determine the designation of any such series, and to determine or alter the rights granted to or imposed upon any wholly unissued series of preferred stock including the dividend rights, dividend rate, conversion rights, voting rights, redemption rights (including sinking fund provisions), redemption price, and liquidation preference. The Company has not issued any shares of this preferred stock.

Convertible Series AA Preferred Stock. The Board of Directors authorized the original issuance of 1,000,000 shares of the Preferred Stock as Series AA (“Series AA”). Each share of Series AA (i) is non-voting, except under certain circumstances as provided in the Articles of Incorporation; (ii) is entitled to annual cash dividends of 7% which are cumulative and payable quarterly; (iii) ranks senior, as to the payment of dividends and distributions of assets upon liquidation, to common stock or any other series of preferred stock that is not senior to or on parity with the Series AA; (iv) is entitled to receive $25.00 plus accrued dividends upon liquidation; (v) may be redeemed by the Company prior to the mandatory conversion date at a price of $25.00 plus accrued dividends, and (vi) may be converted into two shares of common stock at the option of the holder prior to the mandatory conversion date. The conversion price is subject to certain anti-dilution adjustments.

Convertible Series 6.3% Preferred Stock. In December 2011, the Company filed Supplementary articles to its articles of incorporation by adding the authorization to issue up to 10,000 shares of Series 6.3% convertible preferred stock out of the previously authorized undesignated preferred stock discussed above. Each share of 6.3% preferred stock has a $1,000 liquidation preference.

In December 2011, the Company issued approximately 1,649 shares of its Series 6.3% Preferred Stock to the NetREIT National City Partnership, LP, an entity that is consolidated into the financial statements of the Company. The terms of the preferred stock provide for a liquidation preference of $1,000 per share and cumulative dividends from the date of original issue at a rate of 6.3% per annum (equal to an annual rate of $63.00 per share), subject to adjustment in certain circumstances. As of December 31, 2011, the liquidation preference would have been $1,649,000. Dividends on the preferred stock are payable quarterly in arrears subject to declaration by the Board of Directors and compliance with applicable law. All the shares issued to the partnership are subject to an option for the limited partner to exchange his interest in the partnership to equity in NetREIT.

The Series 6.3% preferred stock is convertible at any time at the holder’s option into common stock of the Company at an initial conversion rate of 116.28 shares of NetREIT’s common stock per share of preferred stock, which is equivalent to an initial conversion price of approximately $8.60 per share. Based on the initial conversion rate, approximately 191,756 shares of common stock would be issuable upon conversion of all of the outstanding shares of preferred stock.

The Company may also elect to mandatorily redeem some or all of the preferred stock at any time upon proper notice at the liquidation preference amount plus any unpaid accrued dividends.

Shareholder Warrants. Warrants were issued in connection with private placements of common stock Units during 2005 and 2006 pursuant to the terms of the respective subscription agreements. Each warrant entitled the registered holder to purchase one share of Series A common stock at the exercise price of $12 per share ($9.38 per share adjusted for stock dividends) during the period commencing upon issuance and continuing through the close of business on March 31, 2010. Unexercised warrants at the expiration date automatically converted into a one-tenth share of common stock, or 52,778 shares of NetREIT Series A common stock.

Broker Dealer Warrants. Warrants will be issued pursuant to the terms of the respective $10.50 broker agreement and the Participating Broker Dealer Agreement in connection with the private placement offering that closed on December 31, 2011. Each Warrant entitles the registered holder to purchase one share of common stock at the exercise price of $10.50 per share for a period of three years from the date of issuance. The exercise price, the number and kind of securities issuable on exercise of any Warrant, and the number of Warrants are subject to adjustment in the event the Company pays stock dividends or makes stock distributions with respect to its common stock. Adjustments will also be made upon any reclassification of the Company’s common shares or in the event the Company makes certain pro rata distributions of options or warrants to its common shareholders. The warrant agreements also provide for adjustments in the event the Company consummates certain consolidation or merger transactions, and in the event the Company sells all, or substantially all, of its assets. Warrant holders do not have any voting or other rights of the Company’s shareholders and are not entitled to receive dividends or other distributions. As of the close of the private placement, a total of 451,235 warrants to purchase NetREIT common stock were earned. These warrants have an exercise price ranging from $9.52 to $10.50 with a weighted average exercise price of $9.63. All warrants expire on December 31, 2014.

Limited Partnerships. In 2008, the Company and the other tenant in common contributed their respective equity ownership in the Escondido 7-Eleven to NetREIT 01 LP, a California limited partnership. Initially, the limited partner had an option to exchange its equity interest in the property into shares of NetREIT common stock at a conversion price equal to $9.30 per share up to 77,369 shares. In 2009, the partner exchanged one third of its interests in the partnership into 25,790 shares of Company common stock. Adjusted for stock dividends, the partner has the rights to exchange interests in the partnership for up to 56,866 shares of Company common stock. The Company has a put option to convert the partner’s equity interests in NetREIT 01 LP into shares of Company common stock at $8.44 per share for up to 56,866 common shares upon the earlier of April 21, 2013 or the completion of an initial public offering of shares to be registered under the Securities Act of 1933.

In October 2009, NetREIT and five former tenants in common of Casa Grande Apartments and Palm Self-Storage contributed their respective ownership interests in these properties into NetREIT Casa Grande LP and NetREIT Palm LP. In exchange for the contribution of property, the owners became limited partners of these partnerships and NetREIT became the general partner. The partners have an option to exchange their equity interest in the partnership for up to 457,028 shares of Company common stock at a conversion price equal to $8.44 per share. The Company has a put option to convert the partner’s equity interests in these limited partnerships to shares of Company common stock at $8.44 per share for up to 457,028 shares.

In February 2010, NetREIT and a former tenant in common of Garden Gateway Plaza contributed their respective ownership interests in these properties into NetREIT Garden Gateway LP. In exchange for the contribution of property, the owners became a limited partner of this partnership and NetREIT became the general partner. The partner has an option to exchange their equity interest in the partnership for up to 105,000 shares of Company common stock at a conversion price equal to $9.52 per share. The Company has a put option to convert the partner’s equity interests in these limited partnerships to shares of Company common stock at $9.52 per share for up to 105,000 shares.

In December 2011, the Company and an unrelated party formed NetREIT National City Partnership, LP. In exchange for the contribution of property, the owner became a limited partner of this partnership. The Company is the sole general partner. The limited partner has the option to exchange its partnership units into approximately 1,649 shares of convertible series 6.3% preferred stock. The shares of the convertible series 6.3% preferred stock can be converted into 191,775 shares of NetREIT Series A common stock.

Employee Retirement and Share-Based Incentive Plans

Share-Based Incentive Plan. An incentive award plan has been established for the purpose of attracting and retaining officers, key employees and non-employee board members. The Compensation Committee of the Board of Directors adopted a Restricted Stock plan (“Restricted Stock”) in December 2006 and has granted nonvested shares of restricted common stock annually commencing on January 1, 2007. The nonvested shares have voting rights and are eligible for any dividends paid to common shares. The share awards vest in equal annual instalments over a three or five year period from date of issuance. The Company recognized compensation cost for these fixed awards over the service vesting period, which represents the requisite service period, using the straight-line attribution expense method.

The value of the nonvested shares was calculated based on the offering price of the shares in the most recent private placement offering of $10 adjusted for stock dividends since granted and assumed selling costs. The value of granted nonvested restricted stock issued during 2011 totalled approximately $448,400.The value of granted nonvested restricted stock issued during 2010 totalled $461,100. During the year ended December 31, 2011, 49,805 shares vested and $387,642 was recorded as compensation expense. During the year ended December 31, 2010, 23,607 shares vested and $322,067 was recorded as compensation expense. The remaining 63,777 nonvested restricted shares will vest in equal instalments over the next two to four years.

A table of non-vested restricted shares granted and vested since December 31, 2009 is as follows:

Balance, December 31, 2009	45,858
Granted	53,617
Vested	(37,547)
Cancelled	(286)
Balance, December 31, 2010	61,642
Granted	52,139
Vested	(49,805)
Cancelled	(5,504)
Stock dividend	5,305
Balance, December 31, 2011	63,777

Stock Dividends. The Company’s Board of Directors declared stock dividends on common shares to all Shareholders of record and at rates shown in the table below:

		Stock	Common Stock
Date of Declaration	Record Date	Dividend Rate	Value	Shares	Amount
September 9, 2011	December 2, 2011	5%	$8.60	720,366	$6,195,148
____________

Cash Dividends. During 2011 and 2010, the Company paid cash dividends net of reinvested stock dividends of $3,582,252 and $2,836,516, respectively.  As the Company incurred net losses in both 2011 and 2010, these cash dividends represent a return of capital to the stockholders rather than a distribution of earnings. Cash dividends declared per common share for the years ended December 31, 2011 and 2010 were $0.57 and $0.57, respectively. The Company paid cash dividends on the Series AA Preferred Stock of $34,447 through May 2010 when the Series AA shares were redeemed.

8. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company has operating leases with tenants that expire at various dates through 2020 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent due the Company under operating leases as of December 31, 2011 for five years and thereafter are summarized as follows:

Scheduled
Years Ending:	Payments
2012	$10,025,341
2013	7,017,449
2014	5,550,165
2015	4,173,796
2016	1,827,029
Thereafter	2,428,478
Total	$31,022,258

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

Scheduled payments due on the lease obligation as of December 31, 2011 are as follows:

Scheduled
Years Ending:	Payments
2012	$21,154
2013	21,910
2014	21,910
2015	21,910
2016	21,910
Thereafter	1,071,473
Total	$1,180,267

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

9. CONCENTRATION OF CREDIT RISKS

Concentration of credit risk with respect to accounts receivable is limited due to the large number of tenants comprising the Company’s rental revenue. No single tenant accounted for 10% or more of total rental income for the year ended December 31, 2011 and 2010.

10. SEGMENTS

The Company’s reportable segments consist of the four types of commercial real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results: Residential Properties, Industrial and Office Properties, Retail Properties, Self-Storage Properties and Mortgage Loans. The Company also has certain corporate level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.

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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010
Industrial/Office Properties:
Rental income	$6,790,869	$5,098,989
Property and related expenses	2,660,482	2,333,494
Asset impairment	-	1,000,000
Net operating income, as defined	4,130,387	1,765,495
Equity in earnings from real estate ventures	-	(22,378)

Residential Properties:
Rental income	2,982,300	1,497,714
Property and related expenses	317,924	186,979
Asset impairment	429,000
Net operating income, as defined	2,235,376	1,310,735
Equity in earnings from real estate ventures	-	24,147

Retail Properties:
Rental income	2,001,405	1,657,010
Property and related expenses	587,938	521,894
Net operating income, as defined	1,413,467	1,135,116

Self-Storage Properties:
Rental income	2,302,531	1,941,354
Property and related expenses	1,377,666	1,269,654
Net operating income, as defined	924,865	671,700

Mortgage loan activity:
Interest income	97,448	59,276

Reconciliation to Net Income Available to Common Shareholders:
Total net operating income, as defined, for reportable segments	8,801,543	4,944,091
Unallocated other income:
Total other income	28,214	42,609
Gain on sale of real estate	119,925	-
General and administrative expenses	3,846,177	3,411,691
Interest expense	3,194,887	2,044,394
Depreciation and amortization	4,170,626	3,531,261
Bargain purchase gain from tender offer	-	872,152
Net loss before noncontrolling interests	(2,262,008)	(3,128,494)
Noncontrolling interests	354,895	(139,145)
Net loss	(2,616,903)	(2,989,349)
Preferred dividends	-	(34,447)
Net loss available for common shareholders	$(2,616,903)	$(3,023,796)

	December 31,
	2011	2010

Assets:
Industrial/Office Properties:
Land, buildings and improvements, net (1)	$75,314,093	$52,809,840
Total assets (2)	77,563,998	53,999,471

Residential Property:
Land, buildings and improvements, net	21,129,410	24,149,325
Total assets	22,434,205	25,922,496

Retail Properties:
Land, buildings and improvements, net (1)	23,647,629	17,228,980
Total assets (2)	24,893,157	17,467,113

Self-Storage Properties:
Land, buildings and improvements, net (1)	27,663,755	25,596,881
Total assets (2)	27,832,381	25,876,852

Mortgage loan activity:
Mortgage receivable and accrued interest	1,032,082	920,216
Total assets	1,032,082	920,216

Reconciliation to Total Assets:
Total assets for reportable segments	153,755,823	124,186,148
Other unallocated assets:
Cash and cash equivalents	4,872,081	7,028,090
Prepaid expenses and other assets, net	3,024,027	2,101,724

Total Assets	$161,651,931	$133,315,962
____________
(1) Includes lease intangibles and the land purchase option related to property acquisitions.

(2) Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	Years ended December 31,
	2011	2010
Capital Expenditures:(1)
Industrial and Office Properties:
Acquisition of operating properties	$24,075,000	$10,000,000
Non-cash portion of acquisition of operating properties	(1,649,266)
Capital expenditures and tenant improvements	1,070,498	726,905

Residential Property:
Acquisition of operating properties	5,971,980	5,674,050

Retail Properties:
Acquisition of operating properties	6,767,700	-
Capital expenditures and tenant improvements	119,746	109,059

Self Storage Properties:
Acquisition of operating properties	2,615,000	4,875,000
Capital expenditures and tenant improvements	21,952	49,257

Acquisition of operating properties	37,780,414	20,549,050
Capital expenditures and tenant improvements	1,212,196	885,221
Total real estate investments	$38,992,610	$21,434,271
__________
(1) Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

11. SUBSEQUENT EVENTS

In January 2012, the limited partner of NetREIT 01, LP (the “Partnership”) that owns the Seven Eleven property exercised its option to convert approximately 30.0% of its ownership interests in the Partnership in exchange for approximately 17,060 shares of Company common stock. In March 2012, the Company agreed to buy back all of these shares from the limited partner at a price per share that was determined when the partnership was formed, which adjusted for stock dividends is $8.44 per share. After conversion, our interest in the Partnership increased to approximate 77% interest in the Partnership.

The limited partner of NetREIT 01, LP is the Allen Trust DTD 7-9-1999. William H. Allen, a Director of the Company and Chairman of the Audit Committee, is a beneficiary and a trustee of the trust. The Partnership was formed approximately one year before Mr. Allen became a Board Member.

The stock buy back transaction was subjected to the Company’s related party transaction policy which requires a review of the transaction by the uninterested parties of the Audit Committee and a subsequent vote by the Company’s Board of Directors.