Form 10-Q
period 2012-03-31
NETREIT, INC.
filed 2012-05-10
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At May 9, 2012, registrant had issued and outstanding 15,403,816 shares of its common stock, $0.01 par value.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Real estate assets and lease intangibles, net	$145,244,536	$147,754,887
Mortgages receivable and interest	1,031,307	1,032,082
Cash and cash equivalents	4,176,410	4,872,081
Restricted cash	684,771	966,687
Other real estate owned	2,178,531	2,178,531
Other assets, net	4,767,101	4,847,663

TOTAL ASSETS	$158,082,656	$161,651,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$64,144,320	$65,929,797
Accounts payable and accrued liabilities	3,716,777	4,001,055
Dividends payable	1,034,558	1,008,699
Total liabilities	68,895,655	70,939,551

Commitments and contingencies

Shareholders’ equity:
Convertible series AA preferred stock, no par value, $25 liquidating preference, shares authorized: 1,000,000; no shares issued and outstanding
at March 31, 2012 and December 31, 2011, respectively	-	-
Convertible series 6.3% preferred stock, $0.01 par value, $1,000 liquidating preference, shares authorized: 10,000; 1,649 shares issued and outstanding
at March 31, 2012 and December 31, 2011, respectively	16	16
Common stock series A, $0.01 par value, shares authorized: 100,000,000;
15,403,816 and 15,287,998 shares issued and outstanding at
March 31, 2012 and December 31, 2011, respectively	154,038	152,881
Common stock series B, $0.01 par value, shares authorized: 1,000; no shares
issued and outstanding	-	-
Additional paid-in capital	131,491,691	130,416,731
Dividends in excess of accumulated losses	(50,436,661)	(47,777,886)
Total shareholders’ equity before noncontrolling interest	81,209,084	82,791,742
Noncontrolling interest	7,977,917	7,920,638
Total shareholders’ equity	89,187,001	90,712,380

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$158,082,656	$161,651,931

See notes to condensed consolidated financial statements.

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	March 31,	March 31,
	2012	2011

Rental income	$3,978,614	$3,088,930
Fee and other income	109,572	238,300
	4,088,186	3,327,230

Costs and expenses:
Rental operating costs	1,333,131	1,107,459
General and administrative	1,124,718	917,702
Depreciation and amortization	1,176,738	978,486
Total costs and expenses	3,634,587	3,003,647

Income from operations	453,599	323,583

Other income (expense):
Interest expense	(981,484)	(728,364)
Interest income	20,359	24,174
Gain (loss) on sale of real estate	44,082	(82,277)
Total other expense, net	(917,043)	(786,467)

Net loss before noncontrolling interests	(463,444)	(462,884)

Income attributable to noncontrolling interests	108,167	75,915

Net loss attributable to common stockholders	$(571,611)	$(538,799)

Loss per common share - basic and diluted:	$(0.04)	$(0.04)

Weighted average number of common shares outstanding
- basic and diluted (1)	15,305,083	13,291,485

(1) Data is adjusted for a 5% stock dividend declared in December 2011.

See notes to condensed consolidated financial statements.

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2012

	Convertible				Addit-	Dividends	Total
	Series 6.3%				ional	In Excess of	NetREIT, Inc	Non-cont-
	Preferred Stock		Common Stock		Paid-in	Accumlated	Shareholders’	rolling
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Total

Balance, December 31, 2011	1,649	$16	15,287,998	$152,881	$130,416,731	$(47,777,886)	$82,791,742	$7,920,638	$90,712,380

Net (loss) income						(571,611)	(571,611)	108,167	(463,444)

Conversion of partnership interests to common stock			17,060	171	143,734		143,905		143,905

Repurchase of common stock-related parties			(17,060)	(171)	(143,734)		(143,905)		(143,905)

Dividends declared			110,688	1,106	1,051,500	(2,087,164)	(1,034,558)		(1,034,558)

Issuance of vested restricted stock			5,130	51	42,355		42,406		42,406

Distributions to noncontrolling interests net of contributions received								(50,888)	(50,888)

Stock issuance costs					(18,895)		(18,895)		(18,895)

Balance, March 31, 2012	1,649	$16	15,403,816	$154,038	$131,491,691	$(50,436,661)	$81,209,084	$7,977,917	$89,187,001

See notes to condensed consolidated financial statements.

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(571,611)	$(538,799)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,243,735	978,486
Stock compensation	166,787	109,620
(Gain) loss on sale of real estate assets	(44,082)	82,277
Bad debt expense	16,605	15,919
Income attributable to noncontrolling interests	108,167	75,915
Other assets	347,577	(627,097)
Accounts payable and accrued liabilities	(408,659)	(156,431)
Net cash provided by (used in) operating activities	858,519	(60,110)

Cash flows from investing activities:
Real estate acquisitions and improvements	(873,640)	(3,287,967)
Proceeds on sale of real estate assets	2,192,083	1,215,119
Deposits on potential acquisitions	(291,365)	(196,500)
Net repayments (purchase) of notes receivable	775	(124,016)
Restricted cash	281,916	41,322
Net cash provided by (used in) investing activities	1,309,769	(2,352,042)

Cash flows from financing activities:
Proceeds from mortgage notes payable	226,082	1,469,890
Repayment of mortgage notes payable	(2,011,559)	(2,230,547)
Net proceeds from issuance of common stock	-	3,263,638
Repurchase of common stock	-	(158,386)
Repurchase of common stock - related parties	(143,905)	(82,520)
Deferred stock issuance costs	-	305,050
Stock issuance costs	(18,895)	-
Conversion of partnership interests into common stock	143,905	-
Distributions to noncontrolling interests in excess of contributions received	(50,888)	-
Contributions received from noncontrolling interests in excess of distributions paid	-	255,481
Dividends paid	(1,008,699)	(816,782)
Net cash (used in) provided by financing activities	(2,863,959)	2,005,824

Net decrease in cash and cash equivalents	(695,671)	(406,328)

Cash and cash equivalents:
Beginning of year	4,872,081	7,028,090

End of period	$4,176,410	$6,621,762

Supplemental disclosure of cash flow information:
Interest paid	$930,094	$636,743

Non-cash investing and financing activities:
Reinvestment of cash dividend	$1,052,606	$944,754
Accrual of dividends payable	$1,034,558	$880,666

See notes to condensed consolidated financial statements.

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

The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, retail, self-storage and residential properties located in the western United States. As of March 31, 2012, the Company owned or had an equity interest in nine office buildings and one industrial building (“Office Properties”) which total approximately 690,000 rentable square feet, four retail shopping centers and a 7-Eleven property (“Retail Properties”) which total approximately 171,000 rentable square feet, six self-storage facilities (“Self-Storage Properties”) which total approximately 581,000 rentable square feet, one 39 unit apartment building and 70 model homes investments owned by six limited partnerships  (“Residential Properties”).

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

NetREIT Dubose is authorized to issue up to 25 million shares of $0.01 shares of stock. Of these authorized shares, 20 million are common stock and 5 million are preferred stock. The Company capitalized NetREIT Dubose with $1.2 million cash in exchange for a convertible promissory note, which was converted to NetREIT Dubose common stock on September 30, 2010. NetREIT Dubose has also commenced raising outside investor capital through a Private Placement Memorandum (“PPM”). NetREIT Dubose intends to sell 1 million shares of its common stock at $10.00 per share, or $10 million under the initial offering. The Company also has the option to increase the maximum offering amount to 2 million shares or $20 million. Through March 31, 2012, NetREIT Dubose has raised approximately $1.3 million from outside investors.

As of March 31, 2012, there were approximately 268,000 shares outstanding of which approximately 128,000 have been issued to parties other than NetREIT, Inc.

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

In September 2010, the Company commenced three tender offers for the purchase of outstanding limited partnerships units of Dubose Model Home Income Funds #3, 4 & 5. The offerings closed effective November 30, 2010. The Company acquired approximately 74% of Income Fund #3 for $475,997 in cash and 39,827 shares for a total combined cost of $874,263. The Company acquired approximately 71% of Income Fund #4 for $343,074 in cash and 49,132 shares for a total combined cost of $834,394. The Company acquired approximately 67% of Income Fund #5 for $77,822 in cash and 23,931 shares for a total combined cost of $317,136. As a result of the Company acquiring control of these three limited partnerships, their financial statements have been included in the consolidated financial statements of the Company beginning in December 2010.

In August 2011, the Company formed Dubose Advisors, LLC (“Dubose Advisors”) a wholly-owned Delaware limited liability company, and sponsored the formation of Dubose Model Home Investors #201, LP. (“201 Partnership”), a California limited partnership. Dubose Advisors is the general partner and advisor to the 201 partnership. The 201 Partnership invests in Model Homes it purchases from developers in transactions whereby the developer leases back the Model Home under a short term lease, typically one to three years in length similar to NetREIT Dubose. The Company has initially invested $250,000 to capitalize the 201 Partnership and has commenced raising $1,750,000 in outside investor capital through the sale of 35 limited partner units at $50,000 per unit. As of March 31, 2012, the 201 Partnership has raised approximately $1,067,000 from outside investors.

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

Basis of Presentation . The accompanying condensed consolidated financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the three months ended March 31, 2012 and 2011. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the Securities and Exchange Commission on March 28, 2012.

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

The Company classifies the noncontrolling interests in FMP, the Partnerships, and the Income Funds as part of consolidated net loss in 2012 and 2011 and includes the accumulated amount of noncontrolling interests as part of shareholders’ equity from the Partnerships inception in 2009 and 2010, the effective date that the Company assumed significant control of DAP II and III in February 2010, the Income Funds acquisitions in November 2010 and November 2011 as well as NetREIT National City Partners, LP in December 2011.  If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interest will be remeasured with the gain or loss reported in the statement of operations. Management has evaluated the noncontrolling interests and determined that they do not contain any redemption features.

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

Earnings and profits that determine the taxability of distributions to shareholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the three months ended March 31, 2012 and the year ended December 31, 2011, all distributions were considered return of capital to the shareholders and therefore non-taxable.

The Company believes that it has met all of the REIT distribution and technical requirements for the three months ended March 31, 2012 and the year ended December 31, 2011.

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

The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in real estate assets and lease intangibles, net in the accompanying balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below market rents was a net reduction in rental income of approximately $112,000 for the three months ended March 31, 2012. Amortization of above and below market rents for the three months ended March 31, 2011 was a net reduction in rental income of approximately $32,000.

The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $150,000 and $91,000 for the three months ended March 31, 2012 and March 31, 2011, respectively.

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

As of March 31, 2012, management has concluded that there are 9 model home properties aggregating a net book value of approximately $2.3 million which are considered as held for sale and are included in real estate assets. These homes have mortgage notes payable of approximately $0.2 million.

Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the three months ended March 31, 2012 and 2011, was approximately $974,000 and $859,000, respectively

Impairment. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. For the year ended December 31, 2011, the Company determined that an impairment existed in its model home properties not currently held for sale and, as a result, recorded an asset impairment of $30,000. As of March 31, 2012 and 2011, management does not believe indicators of impairment were evident and as such, no impairment charges were recognized.

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

The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Based on the review, no impairment was deemed necessary at December 31, 2011 and, as of March 31, 2012, management does not believe that any indicators of impairment were evident.

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2011 and, as of March 31, 2012, management does not believe that any indicators of impairment were evident.

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

Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and includes in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of March 31, 2012 and December 31, 2011.

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

The following is a reconciliation of the denominator of the basic loss per common share computation to the denominator of the diluted loss per common share computations, for the three months ended March 31:

	2012	2011
Weighted average shares used for Basic EPS	15,305,083	12,658,557

Add:
5% stock dividend issued in December 2011	-	632,928
	15,305,083	13,291,485

Effect of dilutive securities:

Incremental shares from share-based compensation	-	-
Incremental shares from conversion of NetREIT 01 LP Partnership	-	-
Incremental shares from conversion of NetREIT Casa Grande LP Partnership	-	-
Incremental shares from conversion of NetREIT Palm LP Partnership	-	-
Incremental shares from conversion of Garden Gateway LP Partnership	-	-
Incremental shares from conversion of NetREIT National City Partners LP Partnership
Incremental shares from warrants	-	-
Adjusted weighted average shares used for diluted EPS	15,305,083	13,291,485
____________
Weighted average shares from share based compensation, shares from conversion of NetREIT 01 LP Partnership, Casa Grande LP Partnership, NetREIT Palm Self-Storage LP Partnership, NetREIT Garden Gateway LP Partnership, NetREIT National City Partners LP Partnership  and shares from stock purchase warrants with respect to a total of 1,360,407 and 978,344 shares of common stock for the three months ended March 31, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

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

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. The Company’s cash equivalents, mortgage notes receivable, accounts receivable and payables and accrued liabilities all approximate fair value due to their short term nature. Management believes that the recorded and fair value of notes payable are approximately the same as of March 31, 2012 and December 31, 2011.

During 2011, the Company measured certain model homes at fair value after a determination was made that they were impaired. During 2010, the Company measured a real estate asset at fair value after a determination was made that it was impaired. During the periods ended March 31, 2012 and 2011, there were no indicators of impairment requiring adjustment.

As of March 31, 2012 and December 31, 2011, the Company does not have any other assets or any liabilities measured at fair value on a nonrecurring basis.

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

Segments. The Company acquires and operates income producing properties including office properties, residential properties, retail properties and self storage properties and invests in real estate assets, including real estate loans and, as a result, the Company operates in five business segments. See Note 7 “Segment Information”.

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

3. REAL ESTATE ASSETS AND LEASE INTANGIBLES

A summary of the properties owned by the Company as of March 31, 2012 is as follows:

					Real estate
	Date		Square	Property	assets, net
Property Name	Acquired	Location	Footage	Description	(in thousands)
Casa Grande Apartments	April 1999	Cheyenne, Wyoming	29,250	Residential	$1,410.9
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	5,385.7
7-Eleven	September 2006	Escondido, California	3,000	Retail	1,277.0
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	115,052	Office	12,861.4
World Plaza	September 2007	San Bernardino, California	55,098	Retail	7,014.8
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	2,014.2
Sparky’s Palm Self-Storage	November 2007	Highland, California	50,250	Self-Storage	4,570.7
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self-Storage	7,112.6
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	8,646.6
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,678.7
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,512.4
Morena Office Center	January 2009	San Diego, California	26,784	Office	6,029.4
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	2,108.8
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,392.0
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self-Storage	5,796.5
Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self-Storage	2,715.3
Sparky’s Rialto Self-Storage	May 2010	Rialto, California	101,343	Self-Storage	5,119.0
Genesis Plaza	August 2010	San Diego, California	57,685	Office	9,319.7
Dakota Bank Buildings	May 2011	Fargo, North Dakota	119,749	Office	9,135.5
Yucca Valley Retail Center	September 2011	Yucca Valley, California	85,996	Retail	6,622.7
Sparky’s Sunrise Self-Storage	December 2011	Hesperia, California	93,851	Self-Storage	2,206.7
Port of San Diego Complex	December 2011	San Diego, California	146,700	Industrial	14,505.6

NetREIT, Inc properties					127,436.2

Model home properties	Various in		Homes
held in limited partnerships	2009, 2010	CA, AZ, OR, WA, TX, SC,	57	Residential	14,568.0
	& 2011	NC, ID and FL

Model home properties	Various in
held in income and investment funds	2003-2008,	TX, WA, OH, NC,
	2010 & 2011	NV, CA, NJ and MI	13	Residential	3,240.3

Model home properties					17,808.3

		Total real estate assets and lease intangibles, net			$145,244.5

A summary of the properties owned by the Company as of December 31, 2011 is as follows:

					Real estate
	Date		Square	Property	assets, net
Property Name	Acquired	Location	Footage	Description	(in thousands)
Casa Grande Apartments	April 1999	Cheyenne, Wyoming	29,250	Residential	$1,428.5
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	5,399.5
7-Eleven	September 2006	Escondido, California	3,000	Retail	1,282.4
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	115,052	Office	13,008.6
World Plaza	September 2007	San Bernardino, California	55,098	Retail	6,933.7
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	2,027.6
Sparky’s Palm Self-Storage	November 2007	Highland, California	50,250	Self-Storage	4,598.9
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self-Storage	7,155.8
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	8,710.1
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,716.3
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,536.2
Morena Office Center	January 2009	San Diego, California	26,784	Office	5,918.8
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	2,118.4
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,407.3
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self-Storage	5,832.4
Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self-Storage	2,724.8
Sparky’s Rialto Self-Storage	May 2010	Rialto, California	101,343	Self-Storage	5,144.7
Genesis Plaza	August 2010	San Diego, California	57,685	Office	9,428.2
Dakota Bank Buildings	May 2011	Fargo, North Dakota	119,749	Office	9,287.0
Yucca Valley Retail Center	September 2011	Yucca Valley, California	85,996	Retail	6,687.6
Sparky’s Sunrise Self-Storage	December 2011	Hesperia, California	93,851	Self-Storage	2,207.2
Port of San Diego Complex	December 2011	San Diego, California	146,700	Industrial	14,500.0

NetREIT, Inc properties					128,054.0

Model home properties	Various in		Homes
held in limited partnerships	2009, 2010	CA, AZ, OR, WA, TX, SC,	59	Residential	15,019.4
	& 2011	NC, ID and FL

Model home properties	Various in
held in income and investment funds	2003-2008,	TX, WA, OH, NC,
	2010 & 2011	NV, CA, NJ and MI	19	Residential	4,681.5

Model home properties					19,700.9

		Total real estate assets and lease intangibles, net			$147,754.9

The following table sets forth the components of the Company’s real estate assets:

	March 31,	December 31,
	2012	2011
Land	$37,911,698	$38,109,616
Buildings and other	111,822,911	113,238,188
Tenant improvements	6,019,875	5,766,097
Lease intangibles	4,186,763	4,186,763
	159,941,247	161,300,664
Less:
Accumulated depreciation and amortization	(14,696,711)	(13,545,777)
Real estate assets, net	$145,244,536	$147,754,887

Operations from each property are included in the Company’s condensed consolidated financial statements from the date of acquisition.

Operations from each property are included in the Company’s financial statements from the date of acquisition.

The Company acquired the following properties in the three month period ended March 31, 2012:

In January 2012, Dubose Model Home Investors #201 LP acquired one model home property in Texas and leased it back to the home builder. The purchase price for the property was $0.38 million. The purchase paid was through a cash payment of $0.15 million and a promissory note $0.23 million.

The Company disposed of the following properties in 2012:

During the three months ended March 31, 2012, NetREIT Dubose and the other model home entities disposed of nine model home properties. The sales price, net of selling costs, aggregated approximately $2.2 million and approximately $0.5 million in mortgage notes payable were retired in connection with these sales. The Company recognized a gain of $44,082 related to the sale of these model homes.

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

The Company disposed of the following properties in 2011:

During the twelve months ended December 31, 2011, NetREIT Dubose and the other model home entities disposed of twenty-two model home properties. The sales price, net of selling costs, aggregated approximately $8.5 million and approximately $5.7 million in mortgage notes payable were retired in connection with these sales.

The Company allocated the purchase price of the properties acquired during the three months ended March 31, 2012 as follows:

			Total
		Buildings	Purchase
	Land	and other	Price

Model Home
Properties	$88,000	$287,760	$375,760

The Company allocation of the properties sold during the three months ended March 31, 2012 as follows:

			Total
		Buildings	Purchase
	Land	and other	Price

Model Home
Properties	$319,733	$2,098,783	$2,418,516

The Company allocated the purchase price of the properties acquired during the year ended December 31, 2011 as follows:

						Above
			Tenant			and Below	Total
		Buildings	Improve-	In-place	Leasing	Market	Purchase
	Land	and other	ments	Leases	Costs	Leases	Price

Dakota Bank
Buildings	$832,000	$8,123,461	$-	$131,982	$45,186	$442,371	$9,575,000

Yucca Valley
Retail Center	2,445,331	3,549,162	520,485	819,979	-	(567,257)	6,767,700

Sparky’s Sunrise
Self-Storage	1,123,000	1,077,000	-	-	-	-	2,200,000

Port of San Diego
Complex	9,613,000	4,078,816	141,373	29,470	128,448	508,893	14,500,000

Model Home
Properties	2,012,217	9,633,813	-	-	-	-	11,646,030

The Company allocation of the properties sold during the year ended December 31, 2011 as follows:

			Total
		Buildings	Purchase
	Land	and other	Price

Model Home
Properties	$1,094,267	$7,331,915	$8,426,182

Lease Intangibles

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	March 31, 2012			December 31, 2011
			Lease			Lease
	Lease	Accumulated	intangibles,	Lease	Accumulated	intangibles,
	intangibles	Amortization	net	intangibles	Amortization	net
In-place leases	$1,905,059	$(936,626)	$968,433	$1,905,059	$(838,512)	$1,066,547
Leasing costs	1,176,285	(647,418)	528,867	1,176,285	(595,386)	580,899
Tenant
relationships	332,721	(332,721)	-	332,721	(332,721)	-
Below-market
leases	(841,425)	16,379	(825,046)	(841,425)	9,296	(832,129)
Above-market
leases	1,614,124	(466,049)	1,148,075	1,614,124	(347,317)	1,266,807

	$4,186,764	$(2,366,435)	$1,820,329	$4,186,764	$(2,104,640)	$2,082,124

As of March 31, 2012, the estimated aggregate amortization expense for nine months ended December 31, 2012 and each of the five succeeding fiscal years and thereafter is as follows:

Estimated
Aggregate
Amortization
Expense
Nine month period ending December 31, 2012	$844,741
2013	599,003
2014	516,452
2015	363,513
2016	106,222
Thereafter (principally below market rent amortization)	(609,602)
$1,820,329

The weighted average amortization period for the intangible assets, in-place leases, leasing costs, tenant relationships and below-market leases acquired as of March 31, 2012 was 16.1 years.

4. MORTGAGE NOTES PAYABLE

Mortgage notes payable as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011

Mortgage note payable in monthly installments of $24,330 through July 1, 2016, including interest at a fixed rate of 6.51%; collateralized by the Havana/ Parker Complex property.	$3,223,032	$3,242,767

Mortgage note payable in monthly installments of $71,412 through April 5, 2014, including interest at a fixed rate of 6.08%; collateralized by the leases and office buildings of the Garden Gateway Plaza property. Certain obligations under the note are guaranteed by the executive officers.	9,464,176	9,533,849

Mortgage note payable in monthly installments of $25,995 through September 1, 2015, including interest at a fixed rate of 6.5%; collateralized by the Waterman Plaza property.	3,601,809	3,621,057

Mortgage note payable in monthly installments of $28,842 through March 1, 2034, including interest at a variable rate ranging from 5.5% to 10.5%; with a current rate of 5.5% collateralized by the Sparky’s Thousand Palms Self-Storage property.	4,406,010	4,431,783

Mortgage note payable in monthly installments of $10,764 through December 18, 2016, including interest at a fixed rate of 6.25%; collateralized by the Sparky’s Hesperia East Self-Storage property.	1,684,687	1,690,301

Mortgage note payable in monthly installments of $17,226 through May 3, 2015, including interest at a fixed rate of 5.00%; monthly installments of $19,323 from June 3, 2012, including interest at 6.25% to maturity; collateralized by the Sparky’s Rialto Self-Storage property.	2,804,702	2,820,793

Mortgage note payable in monthly installments of $28,219 through September 1, 2015, including interest at a fixed rate of 4.65%; collateralized by the Genesis Plaza property.	4,825,972	4,854,307

Mortgage note payable in monthly installments of $6,638 through July 1, 2018, including interest at a fixed rate of 5.80%; collateralized by the Casa Grande Apartment property (1).	1,035,833	1,040,762

Mortgage note payable in monthly installments of $26,962 through July 1, 2025, including interest at a fixed rate of 5.79% through July 1, 2018; collateralized by the Executive Office Park property.	4,557,023	4,572,161

Mortgage note payable in monthly installments sufficient to amortize the note on a 25 year schedule and the current month interest charge (currently, approximately $36,200), interest at a variable rate of 3.0% over the one month libor with a floor of 5.75% and a ceiling of 9.75% through May 31, 2016; collateralized by the Dakota Bank Building property.	5,613,805	5,640,568

Mortgage note payable in monthly installments of $23,919 through April 11, 2015, including interest at a fixed rate of 5.62%; collateralized by the Yucca Valley Retail Center.	3,279,186	3,304,120

Mortgage note payable in monthly installments of $9,858 through January 1, 2019, including interest at a fixed rate of 4.95%; collateralized by the Rangewood Medical Office Building.	1,134,516	1,150,000

Mortgage note payable in monthly installments of $7,562 through January 1, 2019, including interest at a fixed rate of 4.95%; collateralized by Regatta Square.	1,293,286	1,300,000

Mortgage note payable in monthly installments of $82,537 through June 20, 2013, including interest at a variable rate of 1% over a published prime rate with a floor of 6% (the current rate); collateralized by the Port of San Diego Complex.	9,383,112	9,500,000

Subtotal, NetREIT, Inc. properties	$56,307,149	$56,702,468

Mortgage notes payable in monthly installments of $20,588 through February 10, 2014, including interest at a fixed rate of 5.50%; collateralized by 7 model home properties.	1,741,909	2,088,868

Mortgage notes payable in monthly installments of $3,767 through September 15, 2012, including interest at a fixed rate of 5.75%; collateralized by 4 model home properties.	423,102	428,203

Mortgage notes payable in monthly installments of $19,792 through December 15, 2015, including interest at a fixed rate of 5.75%; collateralized by 22 model home properties.	2,088,801	2,205,798

Mortgage notes payable in monthly installments of $4,308; maturity date of October 5, 2011, including interest at a fixed rate of 2.38%; collateralized by 1 model home property.	-	420,830

Mortgage notes payable in monthly installments of $3,985; maturity date of October 5, 2011; including interest at fixed rates from 2.38%; collateralized by 1 model home property. (2)	75,762	670,207

Mortgage notes payable in monthly installments of $1,798; maturity date of December 5, 2011, including interest at 7.16% collateralized by 1 model home properties.	-	89,811

Mortgage notes payable in monthly installments of $23,686 maturities varying from February 15, 2016 to August 15, 2016, including interest at fixed rates from 5.75%, to 6.30%; collateralized by 23 model home properties.	2,717,473	2,747,709

Mortgage notes payable in monthly installments of $7,934, maturities varying from June 30, 2012 to January 15, 2017, including interest at fixed rates from 5.50%, to 7.13%; collateralized by 4 model home properties.	790,124	575,903

Subtotal, model home properties	7,837,171	9,227,329

	$64,144,320	$65,929,797

1.
The Company established a separate purpose entity to be the legal borrower under this real estate note and mortgage security agreement. NetREIT has guaranteed this note with full recourse liability under the loan.

2.	The property secured by this mortgage note was sold in April 2012, and the note was paid off upon sale.

The Company is in compliance with all conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable as of March 31, 2012 are as follows:

	NetREIT,	Model Home
	Inc.	Properties	Scheduled
	Principal	Principal	Principal
Years Ending:	Payments	Payments	Payments
Nine month period ending December 31, 2012	$1,124,695	$764,234	$1,888,929
2013	10,267,873	433,212	10,701,085
2014	9,883,151	1,761,596	11,644,747
2015	14,072,638	2,324,337	16,396,975
2016	9,987,400	2,381,189	12,368,589
Thereafter	10,971,392	172,603	11,143,995
Total	$56,307,149	$7,837,171	$64,144,320

5. RELATED PARTY TRANSACTIONS

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to C.I. Holding Group, Inc. and Subsidiaries (“CI”), a small shareholder in the Company that is approximately 35% owned by the Company’s executive management. Total rents charged and paid by these affiliates was approximately $15,000 and $14,000 for the three months ended March 31, 2012 and 2011, respectively.

The Company has entered into a property management agreement with CHG Properties, Inc. (“CHG”), a wholly-owned subsidiary of CI, to manage all of its properties at rates up to 5% of gross income. During the three months ended March 31, 2012 and 2011, the Company paid CHG total management fees of approximately $153,000 and $96,000, respectively.

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

In January 2012, the limited partner of NetREIT 01, LP (the “Partnership”) that owns the 7-Eleven property exercised its option to convert approximately 30.0% of its ownership interests in the Partnership in exchange for approximately 17,060 shares of Company common stock. In March 2012, the Company bought back all of these shares from the limited partner at a price per share that was determined when the partnership was formed, which, adjusted for stock dividends, is $8.44 per share. After conversion, our interest in the Partnership increased to approximately 77%.

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

6. SHAREHOLDERS’ EQUITY

Employee Retirement and Share-Based Incentive Plans

Share-Based Incentive Plan. An incentive award plan has been established for the purpose of attracting and retaining officers, key employees and non-employee board members. The Compensation Committee of the Board of Directors adopted a Restricted Stock plan (“Restricted Stock”) in December 2006 and granted nonvested shares of restricted common stock effective January 1 since the year of adoption. The nonvested shares have voting rights and are eligible for any dividends paid to common shares. The share awards vest in equal annual instalments over a three or five year period from date of issuance. The Company recognized compensation cost for these fixed awards over the service vesting period, which represents the requisite service period, using the straight-line attribution expense method.

The value of the nonvested shares was calculated based on the offering price of the shares in the most recent private placement offering of $10 adjusted for stock dividends since granted and assumed selling costs. The value of granted nonvested restricted stock issued during three months ended March 31, 2012 totalled approximately $490,000 which is calculated using the current private placement offering of $10 adjusted for estimated selling costs. The value of granted nonvested restricted stock issued during the three months ended March 31, 2011 totalled approximately $444,000. During the three months ended March 31, 2012 and 2011, $166,787 and $109,620 were recorded as compensation expense. The remaining 115,559 nonvested restricted shares will vest in equal instalments over the next two to four years.

A table of non-vested restricted shares granted and vested since December 31, 2010 is as follows:

Balance, December 31, 2010	61,642
Granted	52,139
Vested	(49,805)
Cancelled	(5,504)
Stock dividend	5,305
Balance, December 31, 2011	63,777
Granted	57,012
Vested	(5,130)
Cancelled	(100)
Balance, March 31, 2012	115,559

Cash Dividends. During the three months ended March 31, 2012 and 2011, the Company paid cash dividends, net of reinvested stock dividends, of $1,008,699 and $816,782, respectively, or $0.543 and $0.572 for the quarter ended March 31, 2012 and 2011, respectively per share on an annualized basis.  As the Company reported net losses in both of these quarters, and on a cumulative basis, these cash dividends represent a return of capital to the stockholders rather than a distribution of earnings. The Company paid cash dividends on the Convertible Series 6.3% Preferred Stock issued in December 2011 of approximately $27,000 in the three month period ended March 31, 2012.  The dividends were paid to a subsidiary that is consolidated into the condensed consolidated financial statements of the Company and, as a result, have been eliminated in consolidation.

7. SEGMENTS

The Company’s reportable segments consist of the four types of commercial real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results: Residential Properties, Industrial and Office Properties, Retail Properties, Self-Storage Properties; and Mortgage Loans. The Company also has certain corporate level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.

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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the period ended March 31, 2012 and 2011.

	Period Ended March 31,
	2012	2011
Industrial/Office Properties:
Rental income	$2,019,411	$1,476,081
Property and related expenses	681,509	594,235
Net operating income, as defined	1,337,902	881,846

Residential Properties:
Rental income	654,181	862,417
Property and related expenses	75,943	52,137
Net operating income, as defined	578,238	810,280

Retail Properties:
Rental income	700,356	429,052
Property and related expenses	205,763	112,432
Net operating income, as defined	494,593	316,620

Self Storage Properties:
Rental income	714,238	559,680
Property and related expenses	369,916	348,655
Net operating income, as defined	344,322	211,025

Mortgage loan activity:
Interest income	18,190	15,734

Reconciliation to Net Income Available to Common Shareholders:
Total net operating income, as defined, for reportable segments	2,773,245	2,235,505
Unallocated other income:
Total other income	2,169	8,440
Gain (loss) on sale of real estate	44,082	(82,277)
General and administrative expenses	1,124,718	917,702
Interest expense	981,484	728,364
Depreciation and amortization	1,176,738	978,486
Net loss before noncontrolling interests	(463,444)	(462,884)
Noncontrolling interests	108,167	75,915
Net loss	$(571,611)	$(538,799)

	March 31,	December 31,
	2012	2011
Assets:
Industrial/Office Properties:
Land, buildings and improvements, net (1)	$74,895,989	$75,314,093
Total assets (2)	77,217,660	77,563,998

Residential Property:
Land, buildings and improvements, net (1)	19,219,224	21,129,410
Total assets (2)	20,151,413	22,434,205

Retail Properties:
Land, buildings and improvements, net (1)	23,607,497	23,647,629
Total assets (2)	24,695,625	24,893,157

Self Storage Properties:
Land, buildings and improvements, net (1)	27,521,826	27,663,755
Total assets (2)	27,687,406	27,832,381

Mortgage loan activity:
Mortgage receivable and accrued interest	1,031,307	1,032,082
Total assets	1,031,307	1,032,082

Reconciliation to Total Assets:
Total assets for reportable segments	150,783,411	153,755,823

Other unallocated assets:
Cash and cash equivalents	4,176,410	4,872,081
Other assets, net	3,122,835	3,024,027

Total Assets	$158,082,656	$161,651,931
____________
(1) Includes lease intangibles and the land purchase option related to property acquisitions.

(2) Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	Three Months Ended March 31,
	2012	2011
Capital Expenditures:(1)
Office Properties:
Capital expenditures and tenant improvements	$357,971	$313,712

Residential Property:
Acquisition of operating properties	375,760	2,939,780

Retail Properties:
Capital expenditures and tenant improvements	134,121	32,175

Self Storage Properties:
Capital expenditures and tenant improvements	5,788	2,300

Acquisition of operating properties, net	375,760	2,939,780
Capital expenditures and tenant improvements	497,880	348,187
Total real estate investments	$873,640	$3,287,967
____________
(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

8. SUBSEQUENT EVENTS

In April 2012, NetREIT Dubose and the 201 Partnership completed a transaction for the purchase and lease back of 19 model home properties. The aggregate purchase price was approximately $8.2 million, paid in cash of approximately $3.7 and new mortgage notes payable of approximately $4.5 million. The homes are located in California and Arizona.

In May 2012, the Company raised $4.2 million through the financing of the Morena Office Building and the Pacific Oaks Plaza under two separate mortgage notes. The notes bear interest at 4.5%, with payments aggregating approximately $23,345, amortized over 25 years and maturing in 9 years.

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

OVERVIEW AND RECENT DEVELOPMENTS

Growth and Expansion of Portfolio. During the last five years, we have completed the acquisition of nineteen income producing properties for approximately $136.5 million, and during the last three years we have completed the acquisition of fifty model home properties for approximately $11.2 million and invested in five income producing real estate partnerships with investments in model home properties.

Expansion of Business Model.  On March 1, 2010, the Company acquired the assets and six employees of DMHU. Later that year, the Company formed NetREIT Advisors and transferred the four remaining DMHU employees to this newly formed LLC. NetREIT Advisors began managing and serving as external advisor to NetREIT Dubose. NetREIT Advisors’ general and administrative expenses are currently approximately $73,000 per month.   NetREIT Advisors generated fees of approximately $406,000 and $330,000 during the years ended December 30, 2011 and 2010, respectively. NetREIT Dubose will continue to make additional property acquisitions and we expect revenues less rental operating costs to increase at a far greater rate than their general and administrative expenses. This business has been hampered by the slow recovery of the residential building.  We have seen increasing activity by residential developers during the last six months and we anticipate this business to be a profit generator during the next 12 months.

Acquisitions during the First Three Months of 2012.  During the first quarter of 2012 we did not acquire any non-model home properties and only acquired one model home property for approximately $375,000.

Acquisitions during the Second Quarter of 2012.  Additionally, in April 2012, we announced that we acquired or entered into agreements to acquire properties during the second quarter of 2012 with an aggregate value of approximately $7.5 million.  In addition, NDMHR and Dubose Model Home #201 LP acquired 19 model homes with an aggregate value of approximately $8.2 million on April 30, 2012.

Growth in Capital Resources.  During the last five years having stockholders’ equity has increased from approximately$12.5 to $81.2 million at March 31, 2012. Our investment portfolio, consisting of real estate assets, lease intangibles, land purchase option and mortgages receivable, have increased by 241.3% to approximately $163.2 million at March 31, 2012 from $47.5 million at March 31, 2007. The primary source of funds for the growth in the portfolio during these five years was attributable to the issuance of common stock of approximately $88.3 million and from proceeds from mortgage notes payable.

Economic Environment

The current economic environment is still characterized by increased residential housing foreclosures and an oversupply of homes available for purchase, depressed commercial real estate valuations, slowly improving consumer spending, employment anxiety and concerns of inflation and higher interest rates. In general, US corporations’ net income and investments has shown improvement. However, the housing sector has so far not significantly improved. We believe that the pace of this recovery will likely be slow and disjointed. Full recovery will need increasing job growth, but it will not be consistent across industries, geographies or periods of the year causing an uneven tempo of growth.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. Although the government announced they intend to keep interest rates low through 2014, these developments and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Management Evaluation of Results of Operations

Management evaluates our results of operations with a primary focus on increasing and enhancing the value, quality and quantity of properties and in our real estate. Management focuses its efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio. The ability to increase assets under management is affected by our ability to raise capital and our ability to identify appropriate investments.

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

In light of the distressed nature of the commercial real estate economy in the past several years, we have exercised extreme caution with respect to potential property acquisitions, and consequently, we consummated fewer property acquisitions which resulted in the accumulation of significant cash balances that affected our current cash flow due to the very low yield on cash equivalents. Net operating income from our properties, from newly acquired properties and from the model home division growth, is increasing at a faster rate than our general and administrative expenses due to efficiencies of scale. We therefore believe that when most or all of our properties are operating at stabilized rates, and when excess available cash on hand is fully invested plus future acquisitions, we will be able to fund our future distributions to our shareholders from cash flow from operations.

We seek to diversify our portfolio by segments of commercial real estate segments to reduce the adverse effect of a single under-performing segment, geographic market and tenant industry.

As of March 31, 2012, we owned or had a controlling interest in nine Office Properties which total approximately 543,000 rentable square feet, five Retail Properties which total approximately 171,000 rentable square feet, six Self-Storage Properties which total approximately 581,000 rentable square feet, one Industrial property of approximately 146,700 rentable square feet, one Multi Residential Property and 70 model home properties.

NetREIT’s office, retail and industrial properties are located primarily in Southern California and Colorado, with a single property located in North Dakota and Wyoming. Our model home properties are located in fourteen states throughout the United States. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year, or has been operating for three years. Our geographical clustering of assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas.

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

Earnings and profits that determine the taxability of distributions to shareholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the three months ended March 31, 2012 and the year ended December 31, 2011, all distributions were considered return of capital to the shareholders and therefore non-taxable.

The Company believes that it has met all of the REIT distribution and technical requirements for the three months ended March 31, 2012 and the year ended December 31, 2011.

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

The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in real estate assets and lease intangibles, net in the accompanying balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below market rents was a net reduction in rental income of approximately $112,000 for the three months ended March 31, 2012. Amortization of above and below market rents for the three months ended March 31, 2011 was a net reduction in rental income of approximately $32,000.

The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $150,000 and $91,000 for the three months ended March 31, 2012 and March 31, 2011, respectively.

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

As of March 31, 2012, management has concluded that there are 9 model home properties aggregating a net book value of approximately $2.3 million which are considered as held for sale and are included in real estate assets. These homes are encumbered by mortgage notes payable of approximately $0.2 million.

Depreciation and Amortization of Buildings and Improvements Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the three months ended March 31, 2012 and 2011, was approximately $974,000 and $859,000, respectively

Impairment. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. For the year ended December 31, 2011, the Company determined that an impairment existed in its model home properties not currently held for sale and, as a result, recorded an asset impairment of $30,000. As of March 31, 2012 and 2011, management does not believe indicators of impairment were evident and, as such, no impairment charges were recognized.

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

The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Based on the review, no impairment was deemed necessary at December 31, 2011 and, as of March 31, 2012, management does not believe that any indicators of impairment were evident.

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2011 and, as of March 31, 2012, management does not believe that any indicators of impairment were evident.

We are required to perform a test for impairment of other definite and indefinite lived intangible assets at least annually, and more frequently as circumstances warrant. Our testing date is the end of our calendar year. Based on our current reviews, no impairment was deemed necessary at December 31, 2011 and, as of March 31, 2012, management does not believe that any indicators of impairment were evident.

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2011 and, as of March 31, 2012, management does not believe that any indicators of impairment were evident.

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

Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and includes in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. No provision for uncollectible receivables related to deferred rents have been recorded as of March 31, 2012 and December 31, 2011.

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

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. The Company’s cash equivalents, mortgage notes receivable, accounts receivable and payables and accrued liabilities all approximate fair value due to their short term nature. Management believes that the recorded and fair value of notes payable are approximately the same as of March 31, 2012 and December 31, 2011.

During 2011, the Company measured certain model homes at fair value after a determination was made that they were impaired. During 2010, the Company measured a real estate asset at fair value after a determination was made that it was impaired. During the periods ended March 31, 2012 and 2011, there were no indicators of impairment requiring adjustment.

As of March 31, 2012 and December 31, 2011, the Company does not have any other assets or any liabilities measured at fair value on a nonrecurring basis.

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

RECENT EVENTS HAVING SIGNIFICANT EFFECT ON RESULTS OF OPERATIONS

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

In January 2011, the Company acquired two model home properties in Texas and leased them back to the home builder. The purchase price for the properties was $0.45 million. The Company paid the purchase price through a cash payment of $.23 million and two promissory notes totaling $0.22 million. There are approximately two months results of operations included for the three months ended March 31, 2011 and three months results of operations in the three months ended March 31, 2012.

In February 2011, the Company acquired five model home properties in California and leased them back to the home builder. The purchase price for the properties was $1.5 million. The Company paid the purchase price through a cash payment of $0.75 million and five promissory notes totaling $0.75 million. There is approximately one month of results of operations included for the three months ended March 31, 2011 and three months results of operations in the three months ended March 31, 2012.

In March 2011, the Company acquired four model home properties in South Carolina, Florida and Texas and leased them back to the home builder. The purchase price for the properties was $1.0 million. The Company paid the purchase price through a cash payment of $0.50 million and four promissory notes totaling $0.50 million. There are no results of operations included in the three month period ended March 31, 2011 and three months results of operations in the three months ended March 31, 2012.

In May 2011, the Company acquired vacant land consisting of approximately 3 acres adjacent to its Sparky’s Rialto Self-Storage facility for approximately $0.4 million paid in cash. The Company intends to use the land for additional motor home parking or for other purposes.

In May 2011, the Company acquired the Dakota Bank Buildings for the purchase price of approximately $9.6 million. The Property is a six-story, two building office complex built in 1981 and 1986 located on 1.58 acres and consists of approximately120,000 rentable square feet in downtown Fargo, North Dakota. The Company made a down payment of approximately $3.875 million and financed the remainder of the purchase price through a monthly adjustable rate mortgage with interest at 3.0% over the one month Libor with an interest rate floor of 5.75% and ceiling of 9.75%. There are no results of operations included in the three month period ended March 31, 2011 and three months results of operations in the three month period ended March 31, 2012.

In June 2011, NetREIT Dubose acquired three model home properties in Texas and leased them back to the home builder. The purchase price for the properties was approximately $0.60 million. NetREIT Dubose paid the purchase price through a cash payment of approximately $0.30 million and three promissory notes totaling approximately $0.30 million. There are no results of operations included in the three month period ended March 31, 2011 and three months results of operations in the three month period ended March 31, 2012.

In August 2011, NetREIT Dubose acquired eight model home properties in Texas, Florida, North Carolina and South Carolina and leased them back to the home builder. The purchase price for the properties was approximately $1.9 million. NetREIT Dubose paid the purchase price through a cash payment of approximately $1.0 million and eight promissory notes totaling approximately $0.90 million. There are no results of operations included in the three month period ended March 31, 2011 and three months results of operations in the three month period ended March 31, 2012.

In September 2011, the Company acquired the Yucca Valley Retail Center for the purchase price of approximately $6.8 million. The Property is a neighborhood shopping center complex built in approximately 1978 consisting of five separate parcels. The Property consists of approximately 86,000 rentable square feet and is currently 93% leased and anchored by a national chain grocery store. The Company paid the purchase price through a cash payment of approximately $3.5 million and assumed a loan secured by the property of approximately $3.3 million with an interest rate of 5.62%. There are no results of operations included in the three month period ended March 31, 2011 and three months results of operations in the three month period ended March 31, 2012.

In December 2011, the Company acquired the Sunrise Self-Storage facility for the purchase price of $2.2 million. The Company paid the purchase price in an all cash transaction. The Property is located within a mixed commercial and industrial area of Hesperia, California.  The Property was built in 1985 and 1989 and consists of fourteen (14) one and two-story buildings comprising approximately 93,851 square feet on a 4.93 acre parcel. There are no results of operations included in the three month period ended March 31, 2011 and three months results of operations in the three month period ended March 31, 2012.

In December 2011, the Company completed the formation of a California limited  partnership, NetREIT National City Partners, LP, (“NCP”) whereby a limited partner contributed its fee interest in two adjacent multi-tenant industrial properties located in National City, California. The Company contributed approximately $0.5 million cash and 1,649.266 shares of $1,000 liquidation value, 6.3% convertible preferred stock to capitalize the limited partnership.  The agreed upon value of the Property was $14.5 million. The Company also contributed $2.9 million cash which was used to pay down the mortgage loan assumed by NCP to a balance of $9.5 million. After completing the transactions, NetREIT has an approximate 75% interest in the NCP and a single unrelated limited partner has an approximate 25% interest. The property, referred to by the Company as the “Port of San Diego Complex”, consists of two adjacent multi-tenant light industrial buildings built in 1971 and was renovated in 2008. The Property is comprised of 6.13 acres and the buildings have 146,700 rentable square feet. As of the date of acquisition, the Property was 51.7% occupied. There are no results of operations included in the three month period ended March 31, 2011 and three months results of operations in the three months ended March 31, 2012.

In December 2011, Dubose Model Home Investor Funds #201, LP acquired one model home properties in South Carolina and leased it back to the home builder. The purchase price for the property was approximately $0.3 million. Dubose Model Home Investor Funds #201, LP paid the purchase price through a cash payment of approximately $0.1 million and promissory note for the balance of the purchase price. There are no results of operations included in the three month period ended March 31, 2011 and three months results of operations in the three months ended March 31, 2012.

The Company disposed of the following properties in 2011:

During the three months ended March 31, 2011, the company disposed of five model home properties. The sales price aggregated approximately $1.2 million and approximately $1.0 million in mortgage notes payable were retired in connection with the sale.

The Company acquired the following properties in the three month period ended March 31, 2012:

In January 2012, Dubose Model Home Investors #201 LP acquired one model home property in Texas and leased it back to the home builder. The purchase price for the property was $0.38 million. The purchase paid was through a cash payment of $0.15 million and a promissory note $0.23 million. There are no results of operations included in the three months ended March 31, 2011 and approximately two months results of operations included in the three months ended March 31, 2012.

The Company disposed of the following properties in 2012:

During the three months ended March 31, 2012, NetREIT Dubose and the other model home entities disposed of nine model home properties. The sales price aggregated approximately $2.2 million and approximately $0.5 million in mortgage notes payable were retired in connection with these sales.

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011.

Revenues

Rental and fee income was $4,088,186 for the three months ended March 31, 2012, compared to $3,327,230 for the same period in 2011, an increase of $760,956, or 22.9%. The increase in rental income as reported in 2012 compared to 2011 is primarily attributable to:

•	The addition of the 4 properties acquired in 2011 which generated an additional $940,884 of rent and fee income in the three month period ended March 31, 2012 compared to the same period in 2011; and

•
An increase in the three month period ended March 31, 2012 of $32,760 for properties owned for the full three month periods in each year primarily due to increased occupancy rates at several of our properties; and

•
A decrease in revenue of $212,688 in model home revenues attributable to the older partnerships selling model home properties and a decline in transaction based fee revenue in the three months ended March 31, 2012 of approximately $128,000 compared to the three months ended March 31, 2011.

Overall rental and fee revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2011 and 2012 for an entire year and future acquisitions of real estate assets.

Interest income was $20,359 for the three month period ended March 31, 2012, compared to $24,174 for the same period in 2011, a decrease of $3,815, or 15.8%. The decrease was primarily attributable to purchasing a note receivable at a discount in the prior year and a decrease in cash balances in 2012 that were invested in interest bearing accounts.

Rental Operating Expenses

Rental operating expenses were $1,333,131 for the three month period ended March 31, 2012 compared to $1,107,459 for the same period in 2011, an increase of $225,672, or 20.4%. The increase in operating expenses year over year is primarily attributable to the same reasons that rental revenue increased. Rental operating costs as a percentage of total income was 32.6% and 33.3% for the three months ended March 31, 2012 and 2011, respectively. The decrease in operating costs as a percentage of revenue is primarily due to the addition of the model home properties that are rented on a triple net basis.

Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Interest Expense

Interest expense, including amortization of deferred finance charges, increased by $253,120, or 34.8% during the three month period ended March 31, 2012 compared to the same period in 2011.  The primary reason for the increase is due to the mortgage debt additions related to the acquisition of the Dakota Bank Buildings, the Yucca Valley Retail Center and the Port of San Diego, which combined added approximately $285,000 in interest expense (including amortization of loan costs) in the three months ended March 31, 2012. In addition, the Company added four mortgage notes to previously unencumbered properties that contributed approximately $106,000 in interest expense in the three months ended March 31, 2012. These increases were partially offset by a reduction in interest expense of approximately $96,000 in the model home property loans and a decrease in interest of approximately $40,000 due to principal reductions on existing loans.

The weighted average interest rate as of March 31, 2012 was 5.73% compared to 5.65% as of March 31, 2011.

The following is a summary of our interest expense on loans by property for the three months ended March 31, 2012 and 2011:

	Date Acquired
	or financed	2012	2011

Havana/Parker Complex	June 2006	$53,254	$53,897
World Plaza	September 2007	-	42,560
Waterman Plaza	August 2008	58,284	59,946
Sparky’s Thousand Palms Self-Storage	August 2009	60,822	62,196
Sparky’s Hesperia East Self-Storage	December 2009	28,457	21,410
Garden Gateway Plaza	March 2007	144,563	148,663
Sparky’s Rialto Self-Storage	May 2010	35,586	35,978
Genesis Plaza	August 2010	56,322	57,604
Dubose Acquisition Partners II, LP	March 2010	29,057	37,873
Dubose Acquisition Partners III, LP	March 2010	-	27,123
Dubose Model Home Income Fund #3, LTD	December 2010	1,308	39,451
Dubose Model Home Income Fund #4, LTD	December 2010	3,159	25,924
Dubose Model Home Income Fund #5, LTD	December 2010	349	42,074
NetREIT Dubose Model Home REIT, Inc.	October 2010	79,403	47,864
Dakota Bank Buildings	May 2011	81,855	-
Casa Grande Apartments	June 2011	14,985	-
Executive Office Park	June 2011	65,748	-
Yucca Valley Retail Center	September 2011	46,828	-
Rangewood Medical Office Building	December 2011	14,090	-
Regatta Square	December 2011	15,972	-
Dubose Model Home Investor Fund #113, LP	December 2011	6,488
Dubose Model Home Investors #201, LP	December 2011	5,136	-
Port of San Diego Complex	December 2011	139,608	-
Amortization of deferred financing costs		40,210	25,801
		$981,484	$728,364

General and Administrative Expenses

General and administrative expenses increased by $207,016 to $1,124,718 for the three months ended March 31, 2012, compared to $917,702 for the same period in 2011. As a percentage of rental and fee income, general and administrative expenses were 27.5% and 27.6% for the three months ended March 31, 2012 and 2011, respectively. In comparing our general and administrative expenses with other REITs, you should take into consideration that we are a self administered REIT, which means such expenses are greater for us than an advisory administered REIT.

For the three months ended March 31, 2012, our salaries and employee related expenses increased $62,339 to $653,897 compared to $591,558 for the same three months in 2011, an increase of 10.5%. The increase in salary and employee expenses in 2012 was primarily attributable to the inclusion of marketing staff in 2012 whereas in 2011, our marketing staff and related costs were capitalized and amortized against stock issuance costs. This change is the result of NetREIT terminating its capital raising activities through its private placement at the end of 2011. In addition, the Company annually grants salary increases to employees effective January 1 each year. Further, on an annual basis, effective January 1 of each year, the Company grants shares of restricted stock that vest over 3 to 5 years. In the three month period ended March 31, 2012, amortization expense related to an increase in the awards increased by $31,206 to $83,826, compared to $52,620 in the same period last year.

Legal, accounting and public company related expenses and increased by $81,934 to $159,534 for the three month period ended March 31, 2012, compared to $77,599 during the same period in 2011. The increase is due to our completion of an acquisition audit filing with the SEC and having tax returns prepared for several of our partnerships earlier this year than the prior year.

Insurance related expenses increased by $14,231 to $81,093 for the three month period ended March 31, 2012 compared to $66,862 for the same period in 2011. The increase is also attributable to the overall growth of the Company as well as general rate increases.

Other increases to general and administrative costs are also attributable to formerly capitalized costs associated with capital raising activities that are treated as expenses in the current period where they were capitalized and amortized as stock issuance costs in the prior year.

Gain/Loss on Sale of Real Estate Assets

In the three month period ended March 31, 2012, the Company had gains on the sale of model home properties of $44,082 compared to net losses of $82,277 for the same three months of 2011.

Net Loss

Net loss for the three months ended March 31, 2012 was $571,611, or $0.04 loss per share, compared to a net loss for the three months ended March 31, 2011 of $538,799, or $0.04 loss per share. The increase in net loss of $32,812 in the three month period ended March 31, 2012 was primarily attributable to increases in our general and administrative costs and interest expense offset by an increase in net operating income of our properties.

LIQUIDITY AND CAPITAL RESOURCES

As discussed above under Economic Environment, during 2012, there have been indications of economic improvement and stabilization in the equity markets. However, we expect the market turbulence could continue in the commercial real estate arena as mortgage financings originated over the past five to seven years mature.

We believe that as a result of these negative trends, new mortgage financing will remain less favorable as pre-recession days, which may negatively impact our ability to finance future acquisitions. Long-term interest rates remain relatively low by historical standards but we anticipate that interest rates will increase in the next couple of years.  On the other hand, we believe the negative trends in the mortgage markets for smaller properties and in some geographic locations have reduced property prices and may, in certain cases, reduce competition for those properties.

Overview

We actively seek investments that are likely to produce income in order to pay distributions as well as long-term gains for our stockholders.  Our future sources of liquidity include cash and cash equivalents, cash flows from operations, new mortgages on our unencumbered properties, refinancing of existing mortgages and the possible sale of additional equity securities.  Our available liquidity at March 31, 2012 was approximately $24.2 million, including $4.2 million in cash and cash equivalents and an estimated borrowing capacity of approximately $20 million from potential mortgages on unencumbered properties.

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

We believe that our available liquidity discussed is sufficient to fund our distributions to stockholders, pay the debt service costs on our existing mortgages and fund our operating costs in the near term.  We further believe that our cash flow from operations along with the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs.  However, we do not expect that our cash flow from operating activities will be totally sufficient to fund our short term liquidity needs, including the payment of cash dividends at current rates to our shareholders, and instead we expect to fund a portion of these needs from additional borrowings of secured or unsecured indebtedness.  We expect to obtain additional mortgages and assumption of existing debt collateralized by some or all of our real property in the future.

Equity Capital

On December 31, 2011 we terminated our ongoing private placement offering. On December 28, 2011, we issued $1.6 million of 6.3% Convertible Preferred equity in connection with the acquisition of a $14.5 million property in a DownREIT in December 2011.  The Company is currently in the process of exploring alternatives to raise additional equity.

Debt Capital

We have arranged to borrow approximately $4.2 million during the second quarter of 2012 in the form of mortgage notes on two of our unencumbered properties at a rate of 4.5% interest.  The proceeds of these notes will be used to acquire additional properties. We anticipate raising additional capital by obtaining loans on our other unencumbered properties without a material increase to our leverage percentage for the whole company.

Cash and Cash Equivalents

At March 31, 2012, we had approximately $4.2 million in cash and cash equivalents compared to approximately $4.9 million at March 31, 2012. We intend to use this cash for general corporate purposes, distributions to our stockholders and for additional acquisitions.

Our cash and cash equivalents are held in bank accounts at third party institutions and consist of invested cash and cash in our operating accounts.  During 2012 or 2011, we did not experience any loss or lack of access to our cash or cash equivalents.

Debt

As of March 31, 2012, NetREIT had mortgage notes payable in the aggregate principal amount of $56.3 million, collateralized by a total of 14 non model home properties with terms at issuance ranging from 3 to 30 years.  The weighted-average interest rate on the mortgage notes payable as of March 31, 2012 was approximately 5.73%.  Our debt to book value on these properties is approximately 61.2% and we have eight non model home properties with a net book value of $34.8 million that are unencumbered.  We do not have any mortgage debt balloon principal payments on these properties due during 2012 or 2013.

As of March 31, 2012, NetREIT Dubose had 49 fixed-rate mortgage notes payable in the aggregate principal amount of $5.6 million, collateralized by a total of 49 model home properties, an average of $115,200 per home. These loans generally have a term at issuance of five years.  The weighted-average interest rate on these mortgage notes payable as of March 31, 2012 was 5.38%.  Our debt to net book value on these properties is approximately 48.5%. The Company has guaranteed these promissory notes.  The balloon principal payments on the notes payable are in 2015 and 2016 and are typically tied to the end of the lease and sale of the model home securing the debt.

As of March 31, 2012, limited partnerships that the Company has a limited partnership interest in had 10 fixed-rate mortgage note payables in the aggregate principal amount of $2.2 million, collateralized by a total of 10 model home properties, an average of $219,000 per home.  The debt to book value on these properties is approximately 48.0%. All of these notes payable have mortgage debt balloon principal payments in 2012 or 2013.  All of the free cash flow on these limited partnerships is being held or applied to the loan balances with no distribution to the partners until all homes have been sold.  All of the properties will be sold at the end of the lease agreements and we believe that all properties will be sold for more than the mortgage debt balloon amount.

Despite the disruptions in the debt market discussed in “Overview” above, we believe that we will be able to refinance maturing debts on or before scheduled maturity dates.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2012 was approximately $859,000 compared to net cash used in operating activities of approximately $60,000 for the three months ended March 31, 2011. The increase of approximately $919,000 was primarily due to an increase in net operating income of our properties of approximately $282,000 primarily due to the acquisitions acquired during the last nine months of 2011.  The increase was also due to the decrease in working capital needs of approximately $431,000.

Although the cash from operating activities did not cover the cash portion of the distribution to our stockholders during the three months ended March 31, 2012 of approximately $1.0 million, taken together with the proceeds received from the sale of model homes the cash component of the dividend was adequately covered out of cash flow.  We anticipate that with the inclusion of the recent acquisitions and the anticipated acquisitions during the next couple of years that the cash provided by operating activities will cover the cash distribution to shareholders in the future.

Investing Activities

Net cash provided by investing activities was approximately $1.3 million during the three months ended March 31, 2012. During the period nine model homes were sold for net sales proceeds of $2.2 million.  During this period cash used in investing activities included the acquisition of two model homes for approximately $376,000 and approximately $498,000 on tenant improvements and capital expenses of existing properties.

Net cash used in investing activities for the three months ended March 31, 2011 was approximately $2.4 million, consisting primarily of $1.9 million net purchase and sales of model homes.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2012 was approximately $2.9 million. Net used in financing was primarily the repayment of mortgages was $1.6 million on model home mortgages and the normal payment amortization of other mortgages of approximately $0.4 million.  In addition, net cash used includes distribution to stockholders of approximately $1.0 million.

Net cash provided by financing activities for the three months ended March 31, 2011 was approximately $2.0 million, which consisted of approximately $3.3 million net proceeds from the sale and issuance of our common stock and proceeds from mortgage notes of approximately $1.5 million in connection with the purchase of model homes.  These proceeds were offset by payments on mortgage notes payable, and distributions to stockholders of approximately $2.2 and $0.8 million, respectively.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and interest payments on our fixed and variable rate debt at March 31, 2012 and provides information about the minimum commitments due in connection with our ground lease obligation. Our secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of such debt becoming immediately due and payable.

We are in compliance with all conditions and covenants of our loans.

	Less than			More than
	a year	1-3 Years	3-5 Years	5 Years
	2012	(2013-2014)	(2015-2016)	(After 2016)	Total
Principal payments - secured debt	$1,134,318	$20,151,021	$24,050,657	$10,971,153	$56,307,149
Interest payments - fixed rate debt	1,497,785	3,790,314	1,752,487	1,210,645	8,251,231
Interest payments - variable rate debt	925,380	1,360,329	863,422	2,335,246	5,484,377
Model home properties - secured debt	764,860	2,194,808	4,705,527	171,976	7,837,171
Model home properties - interest payments	396,804	636,061	557,612	10,160	1,600,637
Ground lease obligation (1)	16,144	43,820	43,820	942,571	1,046,355
	$4,735,291	$28,176,353	$31,973,525	$15,641,751	$80,526,920
______________
(1) Ground lease obligation represents the ground lease payments due on our World Plaza Property.

Other Liquidity Needs

We are not contractually bound to make regular quarterly dividend distributions to our common share holder; however we are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify and maintain our qualification as a REIT for federal income tax purposes. Accordingly, we intend to continue to make regular quarterly distributions to our common shareholders from cash flow from operating activities.  We are not contractually bound to make regular quarterly dividend distributions to our common stock holders. We may be required to use borrowings or other sources of capital, if necessary, to meet REIT distribution requirements and maintain our REIT status. In the past, as noted above, we have distributed cash amounts in excess of our taxable income resulting in a return of capital to our shareholders, and we currently have the ability to decrease our distributions while still meeting our REIT requirement for 2012. If our net cash provided by operating activities and gains on sale of real estate (assuming we are successful in selling any of our properties) do not exceed our intended distributions to our common shareholders, we would have to borrow funds to pay the distribution or reduce or eliminate the distribution. We consider market factors and our historical and anticipated performance in addition to REIT requirements in determining our distribution levels.

In addition, this difficult economic environment could adversely affect our tenants’ financial condition and make it difficult for them to continue to meet their obligations to us. We have been successful maintaining relatively even levels of occupancy at our stabilized properties; however, overall progress to date in the office leasing velocity and pricing has been inconsistent both regionally and across assets of differing quality.  Vacancy rates in our markets appear to have reached the top and are starting to descend at a slow pace. In the first quarter of 2012, we experienced the highest levels of new leasing activity since the beginning of the economic downturn. Several years may be required before vacancy rates decline sufficiently to support meaningful growth in rents.

Our involvement in retail properties has been limited, however, we are seeing more rental inquiries.  Retail demand for space in our markets in 2012 is expected to be positive for the first time since 2007.  Although the increase is expected to be modest we, expect that well situated properties, including ours, will benefit from the improving economy.

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

Off-Balance Sheet Arrangements

As of March 31, 2012 and 2011, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

Capital Expenditures, Tenant Improvements and Leasing Costs

We currently project that during 2012 we could spend an additional $200,000 to $800,000 in capital improvements, tenant improvements, and leasing costs for properties within our portfolio. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on gross capital expenditures during 2012 compared to 2011 due to rising construction costs, planned improvements on recent acquisitions and the anticipated increase in property acquisitions in 2012. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Non-GAAP Supplemental Financial Measure: Funds From Operations (“FFO”) and Modified Funds From Operations (“MFFO”)

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

The following table presents our FFO for the three March 31, 2012 and 2011. FFO should not be considered an alternative to net income (loss), as an indication of our performance, nor is FFO indicative of funds available to fund our cash needs or our ability to make distributions to our shareholders. In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of debt, each of which may impact the amount of cash available for distribution to our shareholders.

	Period ended March 31,
	2012	2011
Net loss before noncontrolling interests	$(463,444)	$(462,884)
Adjustments:
Income attributable to noncontrolling interests	(108,167)	(75,915)
Depreciation and amortization	1,019,810	747,195
(Gain) loss on sale of real estate assets	(44,082)	82,277
Funds from Operations	$404,117	$290,673

FFO increased in the three month period ended March 31, 2012 by $113,444, or 39.0%, to $404,117 compared to $290,673 for the same period in 2011 due to the increase in the Company’s real estate portfolio and improving performance at some of the existing properties.

We anticipate FFO to improve as we continue to acquire properties and earn rental revenues on properties recently acquired without substantial increases in general and administrative expenses.

We define MFFO, a non-GAAP measure, consistent with the Investment Program Association’s (“IPA”) Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REIT Modified Funds From Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

The following table presents our MFFO for the three March 31, 2012 and 2011.

	Period ended March 31,
	2012	2011
Funds from operations	$404,117	$290,673
Adjustments:
Straight line rent adjustment	(84,878)	(45,322)
Above and below market rents	150,145	32,366
Acquisition costs	33,717	19,324
Modified Funds from Operations	$503,101	$297,041

MFFO increased in the three month period ended March 31, 2012 by $206,060, or 69.4%, to $503,101 compared to $297,041 for the same period in 2011 due to the increase in the Company’s real estate portfolio and improving performance at some of the existing properties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2012, the Company also sold 110,688 shares of its common stock to certain of its existing shareholders under its dividend reinvestment plan. The shares were sold directly by the Company without underwriters to a total of 1,536 persons participating in the plan. The Company sold these shares under its registration statement on Form S-3 filed with the Securities and Exchange Commission on January 17, 2012 file number 333-179029.

Issuer Purchases of Equity Securities
(d)
Maximum
Number (or
			(c)	Approximate
			Total	Dollar
			Number of	Value) of
			Shares (or	Shares (or
			Units)	Units)
			Purchased	that May
	(a)		as Part of	Yet Be
	Total	(b)	Publicly	Purchased
	Number of	Average	Announced	Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs (1)	Programs (1)

March 1 — March 31, 2012 (Related Parties) (2)	17,060	$8.44
Total	17,060	$8.44

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description

31.1
Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

31.2
Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

31.3
Certification of the Company’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

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
____________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2012	NetREIT, Inc.

	By:	/s/ Jack K. Heilbron
Name: Jack K. Heilbron
Title: Chief Executive Officer

By:	/s/ Kenneth W. Elsberry
Name: Kenneth W. Elsberry
Title: Chief Financial Officer
By:	/s/ J. Bradford Hanson
Name: Kenneth W. Elsberry
Title: Principal Financial and Accounting Officer