Form 10-Q
period 2012-06-30
NETREIT, INC.
filed 2012-08-14
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

At August 13, 2012, registrant had issued and outstanding  15,503,302 shares of its common stock, $0.01 par value.

Part I. FINANCIAL INFORMATION

Item 1. Financial STATEMENTS

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Real estate assets and lease intangibles, net	$162,358,183	$147,754,887
Mortgages receivable and interest	1,030,513	1,032,082
Cash and cash equivalents	1,317,090	4,872,081
Restricted cash	696,109	966,687
Other real estate owned	2,178,531	2,178,531
Other assets, net	4,950,277	4,847,663

TOTAL ASSETS	$172,530,703	$161,651,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$78,824,047	$65,929,797
Accounts payable and accrued liabilities	4,341,659	4,001,055
Dividends payable	1,122,806	1,008,699
Total liabilities	84,288,512	70,939,551

Commitments and contingencies

Shareholders’ equity:
Convertible series AA preferred stock, $0.01 par value, $25 liquidating preference, shares authorized: 1,000,000; no shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Convertible series 6.3% preferred stock, $0.01 par value, $1,000 liquidating preference, shares authorized: 10,000; 1,649 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	16	16
Common stock series A, $0.01 par value, shares authorized: 100,000,000; 15,503,302 and 15,287,998 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	155,033	152,881
Common stock series B, $0.01 par value, shares authorized: 1,000; no shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	132,437,425	130,416,731
Dividends in excess of accumulated losses	(52,967,076)	(47,777,886)
Total shareholders’ equity before noncontrolling interest	79,625,398	82,791,742
Noncontrolling interest	8,616,793	7,920,638
Total shareholders’ equity	88,242,191	90,712,380

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$172,530,703	$161,651,931

See notes to condensed consolidated financial statements.

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended,		Six months ended,
	2012	2011	2012	2011

Rental income	$4,185,568	$3,181,775	$8,164,182	$6,270,705
Fee and other income	87,572	115,448	197,144	353,748
	4,273,140	3,297,223	8,361,326	6,624,453

Costs and expenses:
Rental operating costs	1,331,904	1,241,519	2,665,035	2,348,978
General and administrative	1,071,552	946,838	2,196,270	1,864,540
Depreciation and amortization	1,214,150	1,002,552	2,390,888	1,981,038
Total costs and expenses	3,617,606	3,190,909	7,252,193	6,194,556

Income from operations	655,534	106,314	1,109,133	429,897

Other income (expense):
Interest expense	(1,071,686)	(767,723)	(2,053,170)	(1,496,087)
Interest income	20,125	23,417	40,484	47,591
Gain (loss) on sale of real estate	54,993	57,790	99,075	(24,487)
Total other expense, net	(996,568)	(686,516)	(1,913,611)	(1,472,983)

Net loss before noncontrolling interests	(341,034)	(580,202)	(804,478)	(1,043,086)

Income attributable to noncontrolling interests	92,187	150,203	200,354	226,118

Net loss attributable to common stockholders	$(433,221)	$(730,405)	$(1,004,832)	$(1,269,204)

Loss per common share - basic and diluted:	$(0.03)	$(0.05)	$(0.07)	$(0.09)

Weighted average number of common shares outstanding - basic and diluted (1)	15,400,309	13,659,981	15,316,875	13,476,751

(1) Data is adjusted for a 5% stock dividend declared in December 2011.

See notes to condensed consolidated financial statements.

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
 For the Six Months Ended June 30, 2012

	Convertible				Addit-	Dividends	Total
	Series 6.3%				ional	In Excess of	NetREIT, Inc	Non-cont-
	Preferred Stock		Common Stock		Paid-in	Accumlated	Shareholders’	rolling
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Total

Balance, December 31, 2011	1,649	$16	15,287,998	$152,881	$130,416,731	$(47,777,886)	$82,791,742	$7,920,638	$90,712,380

Net (loss) income						(1,004,832)	(1,004,832)	200,354	(804,478)

Conversion of partnership interests to common stock			17,060	171	143,734		143,905		143,905

Repurchase of common stock - related parties			(18,455)	(184)	(155,720)		(155,904)		(155,904)

Repurchase of common stock			(1,955)	(20)	(15,640)		(15,660)		(15,660)

Dividends paid			110,688	1,106	1,051,500	(2,087,164)	(1,034,558)		(1,034,558)

Dividends declared			102,836	1,028	973,360	(2,097,194)	(1,122,806)		(1,122,806)

Issuance of vested restricted stock			5,130	51	42,355		42,406		42,406

Distributions to non-controlling interests net of contributions received								495,801	495,801

Stock issuance costs					(18,895)		(18,895)		(18,895)

Balance, June 30, 2012	1,649	$16	15,503,302	$155,033	$132,437,425	$(52,967,076)	$79,625,398	$8,616,793	$88,242,191

See notes to condensed consolidated financial statements.

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,004,832)	$(1,269,204)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,556,094	2,070,344
Stock compensation	250,906	219,240
(Gain) loss on sale of real estate assets	(99,075)	24,487
Bad debt expense	31,330	46,843
Income attributable to noncontrolling interests	200,354	226,118
Other assets	(172,378)	(759,733)
Accounts payable and accrued liabilities	132,104	(157,632)
Net cash provided by operating activities	1,894,503	400,463

Cash flows from investing activities:
Real estate acquisitions	(21,052,615)	(13,525,980)
Building and tenant improvements	(675,504)	(496,917)
Proceeds on sale of real estate assets	4,706,238	5,158,798
Deposits on potential acquisitions	—	(283,000)
Net repayments (purchase) of notes receivable	1,569	(113,275)
Restricted cash	270,578	(79,981)
Net cash used in investing activities	(16,749,734)	(9,340,355)

Cash flows from financing activities:
Proceeds from mortgage notes payable	15,997,341	13,117,890
Repayment of mortgage notes payable	(3,103,091)	(6,018,897)
Net proceeds from issuance of common stock	—	5,349,559
Repurchase of common stock	(15,660)	(302,075)
Repurchase of common stock - related parties	(155,904)	(82,520)
Deferred stock issuance costs	—	(218,400)
Stock issuance costs	(18,895)	—
Conversion of partnership interests into common stock	143,905	—
Contributions received from noncontrolling interests in excess of distributions paid	495,801	181,710
Dividends paid	(2,043,257)	(1,697,448)
Net cash provided by financing activities	11,300,240	10,329,819

Net (decrease) increase in cash and cash equivalents	(3,554,991)	1,389,927

Cash and cash equivalents:
Beginning of year	4,872,081	7,028,090

End of period	$1,317,090	$8,418,017

Supplemental disclosure of cash flow information:
Interest paid	$2,033,265	$1,397,560

Non-cash investing and financing activities:
Reinvestment of cash dividend	$2,026,994	$1,904,882
Accrual of dividends payable	$1,122,806	$916,878

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

The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, retail, self-storage and residential properties located in the western United States. As of June 30, 2012, the Company owned or had an equity interest in ten office buildings and one industrial building (“Office Properties”) which total approximately 705,000 rentable square feet, four retail shopping centers and a 7-Eleven property (“Retail Properties”) which total approximately 189,000 rentable square feet, six self-storage facilities (“Self-Storage Properties”) which total approximately 581,000 rentable square feet, one 39 unit apartment building and 95 model homes investments owned by eight limited partnerships  (“Residential Properties”).

The Company is a General Partner in five limited partnerships (NetREIT 01 LP, NetREIT Palm Self-Storage LP, NetREIT Casa Grande LP, NetREIT Garden Gateway LP and NetREIT National City Partners, LP) and is the sole Managing Member in one limited liability company (Fontana Medical Plaza, LLC) all with ownership in real estate income producing properties. In addition, the Company is a limited partner in eight partnerships that purchase and leaseback model homes from developers (Dubose Acquisition Partners II and III or “DAP II and DAP III,” “Dubose Model Home Income Fund #3, LTD.,”, “Dubose Model Home Income Fund #4, LTD.,” “Dubose Model Home Income Fund #5, LTD.”, Dubose Model Home Investors Fund #113, LP, Dubose Model Home Investors #201, LP and NetREIT Dubose Model Home REIT, LP). We refer to these entities collectively, as the “Partnerships”. The limited partnerships have been consolidated into the financial statements of the Company in accordance with guidelines attributable to variable interest entities.

In March 2010, the Company purchased certain tangible and intangible personal property from Dubose Model Homes USA (“DMHU”), including rights to certain names, trademarks and trade secrets, title to certain business equipment, furnishings and related personal property. DMHU had used these assets in its previous business of purchasing model homes for investment in new residential housing tracts and initially leasing the model homes back to their developer. In addition, the Company also acquired DMHU’s rights under certain contracts, including, at acquisition, contracts to provide management services to 19 limited partnerships sponsored by DMHU and for which a DMHU affiliate serves as general partner (the “Model Home Partnerships”). These partnerships included DAP II and DAP III of which the Company was a 51% limited partner in each at the time of the acquisition. The Company paid the owners of DMHU $300,000 cash and agreed to issue up to 120,000 shares of the Company’s common stock, depending on the levels of production the Company achieves from its newly formed Model Home REIT over the next three years. The Company also agreed to employ three former DMHU employees and to pay certain obligations of DMHU, including its office lease which expired on September 30, 2010. As Mr. Dubose is a Company director and was the founder and former president and principal owner of DMHU and certain of its affiliates, this transaction was completed in compliance with the Company’s Board’s Related Party Transaction Policy. The transaction has been accounted for as a business combination. Management performed an analysis of intangible assets acquired with the assistance of an independent valuation specialist and it was determined that $209,000 of the purchase price is attributable to customer relationships which will be amortized over 10 years. The Company also estimated a liability of $1,032,000 associated with the 120,000 shares that it believes will be issued in the future. As a result of this acquisition, total goodwill of $1,123,000 was recorded. The Company’s investment in DAP II and DAP III have been consolidated in the accompanying financial statements of NetREIT effective March 1, 2010.

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

NetREIT Dubose is authorized to issue up to 25 million shares of $0.01 shares of stock. Of these authorized shares, 20 million are common stock and 5 million are preferred stock. The Company capitalized NetREIT Dubose with $1.2 million cash in exchange for a convertible promissory note, which was converted to NetREIT Dubose common stock on September 30, 2010. NetREIT Dubose has also commenced raising outside investor capital through a Private Placement Memorandum (“PPM”). NetREIT Dubose intends to sell 1 million shares of its common stock at $10.00 per share, or $10 million under the initial offering. The Company also has the option to increase the maximum offering amount to 2 million shares or $20 million. Through June 30, 2012, NetREIT Dubose has raised approximately $1.5 million from outside investors.

As of June 30, 2012, there were approximately 287,000 shares outstanding of which approximately 147,000 have been issued to parties other than NetREIT, Inc.

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

In August 2011, the Company formed Dubose Advisors, LLC (“Dubose Advisors”) a wholly-owned Delaware limited liability company, and sponsored the formation of Dubose Model Home Investors #201, LP. (“201 Partnership”), a California limited partnership. Dubose Advisors is the general partner and advisor to the 201 partnership. The 201 Partnership invests in Model Homes it purchases from developers in transactions whereby the developer leases back the Model Home under a short term lease, typically one to three years in length similar to NetREIT Dubose. The Company has initially invested $250,000 to capitalize the 201 Partnership and has commenced raising $3,000,000 in outside investor capital through the sale of 60 limited partner units at $50,000 per unit. As of June 30, 2012, the 201 Partnership has raised approximately $2.4 million from outside investors.

In December 2011, the Company completed the formation of a California limited  partnership, NetREIT National City Partners, LP (“National City Partnership”), whereby an unrelated limited partner contributed its fee interest in two adjacent multi-tenant industrial properties located in National City, California. The Company refers to the property as the Port of San Diego Complex.  The Company contributed $465,975 cash and 1,649.266 shares of $1,000 liquidation value, 6.3% convertible preferred stock to capitalize the limited partnership. In addition, the Company contributed $2.9 million cash which was used to pay down the mortgage loan assumed by the Partnership to a balance of $9.5 million after the paydown. After completing the transactions discussed above, NetREIT has an approximate 75% interest in the National City Partnership as the sole general partner and, as a result, is included in the consolidated financial statements of the Company.

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the three and six months ended June 30, 2012 and 2011, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the Securities and Exchange Commission on March 28, 2012.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of NetREIT and its subsidiaries, Fontana Medical Plaza, LLC (“FMP”), NetREIT 01 LP Partnership, NetREIT Casa Grande LP Partnership, NetREIT Palm Self-Storage LP Partnership, NetREIT Garden Gateway, LP and Dubose Acquisition Partners II and III (collectively “the Partnerships”) NetREIT Advisors, LLC (“Advisors”), NetREIT Dubose Model Home REIT, Inc. and its subsidiary, NetREIT Dubose Model Home LP, Dubose Advisors LLC, Model Home Income Funds 3, 4, 5, 113 LTD and Dubose Model Home Investors #201 LP  (collectively, the “Income Funds”) and NetREIT National City Partners, LP. As used herein, the “Company” refers to NetREIT, FMP, Advisors and the Partnerships, Income Funds and the NetREIT National City Partners, LP, collectively. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Earnings and profits that determine the taxability of distributions to shareholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the six months ended June 30, 2012 and the year ended December 31, 2011, all distributions were considered return of capital to the shareholders and therefore non-taxable.

The Company believes that it has met all of the REIT distribution and technical requirements for the three and six months ended June 30, 2012 and the year ended December 31, 2011.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties for tax positions by any major tax jurisdictions.

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

The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in real estate assets and lease intangibles, net in the accompanying balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below market rents resulted in a net reduction in rental income of approximately $121,000 and $57,000 for the three months ended June 30, 2012 and 2011, respectively. Amortization of above and below market rents resulted in a net reduction in rental income of approximately $233,000 and $89,000 for the six months ended June 30, 2012 and 2011, respectively.

The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $155,000 and $92,000 for three months ended June 30, 2012 and 2011, respectively. Amortization expense related to these assets was approximately $306,000 and $184,000 for six months ended June 30, 2012 and 2011, respectively.

Capitalization Policy.  The Company capitalizes any expenditure that replace, improve, or otherwise extend the economic life of an asset in excess of $5,000 for any given project. This includes tenant improvements and lease acquisition costs (leasing commissions, space planning fees, legal fees, etc) that are in excess of $5,000.

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

b.	Collection of the sales prices is reasonably assured; and

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

As of June 30, 2012, management has concluded that there are 14 model home properties one residential and one retail property aggregating a net book value of approximately $5.7 million which are considered as held for sale and are included in real estate assets. These homes have mortgage notes payable balances totaling approximately $1.9 million.

Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the three months ended June 30, 2012 and 2011, was approximately $1,005,000 and $878,000, respectively. Depreciation expense for buildings and improvements for the six months ended June 30, 2012 and 2011, was approximately $1,979,000 and $1,737,000, respectively.

Impairment. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. For the year ended December 31, 2011, the Company determined that an impairment existed in its model home properties not currently held for sale and, as a result, recorded an asset impairment of $30,000. As of June 30, 2012 and 2011, management does not believe indicators of impairment were evident and as such, no impairment charges were recognized.

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

The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Based on the review, no impairment was deemed necessary at December 31, 2011 and, as of June 30, 2012, management does not believe that any indicators of impairment were evident.

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2011 and, as of June 30, 2012, management does not believe that any indicators of impairment were evident.

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

Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and includes in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of June 30, 2012 and December 31, 2011.

The Company receives transaction fees in connection with the acquisition and lease back of model homes. These fees are recognized as an increase to model home rental income over the contractual lease period.

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

The following is a reconciliation of the denominator of the basic loss per common share computation to the denominator of the diluted loss per common share computations, for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Weighted average shares used for Basic EPS	15,400,309	13,009,506	15,316,875	12,835,001

Add:
5% stock dividend issued in December 2011	—	650,475	—	641,750
Shares used for basic EPS	15,400,309	13,659,981	15,316,875	13,476,751

Effect of dilutive securities:

Incremental shares from share-based compensation	—	—	—	—
Incremental shares from conversion of:
NetREIT 01 LP Partnership	—	—	—	—
NetREIT Casa Grande LP Partnership	—	—	—	—
NetREIT Palm LP Partnership	—	—	—	—
Garden Gateway LP Partnership	—	—	—	—
NetREIT National City Partners LP Partnership	—	—	—	—
Incremental shares from warrants	—	—	—	—
Adjusted weighted average
shares used for diluted EPS	15,400,309	13,659,981	15,316,875	13,476,751

Weighted average shares from share based compensation, shares from conversion of NetREIT 01 LP Partnership, Casa Grande LP Partnership, NetREIT Palm Self-Storage LP Partnership, NetREIT Garden Gateway LP Partnership, NetREIT National City Partners LP Partnership  and shares from stock purchase warrants with respect to a total of 1,360,096 shares of common stock for the three and six months ended June 30, 2012 and 1,024,877 shares of common stock for the three and six months ended June 30, 2011, respectively, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

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

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. The Company’s cash equivalents, mortgage notes receivable, accounts receivable and payables and accrued liabilities all approximate fair value due to their short term nature. Management believes that the recorded and fair value of notes payable are approximately the same as of June 30, 2012 and December 31, 2011.

During 2011, the Company measured certain model homes at fair value after a determination was made that they were impaired. During 2010, the Company measured a real estate asset at fair value after a determination was made that it was impaired. During the periods ended June 30, 2012 and 2011, there were no indicators of impairment requiring adjustment.

As of June 30, 2012 and December 31, 2011, the Company does not have any other assets or any liabilities measured at fair value on a nonrecurring basis.

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

3. REAL ESTATE ASSETS AND LEASE INTANGIBLES

A summary of the properties owned by the Company as of June 30, 2012 is as follows:

					Real estate
	Date		Square	Property	assets, net
Property Name	Acquired	Location	Footage	Description	(in thousands)
Casa Grande Apartments	April 1999	Cheyenne, Wyoming	29,250	Residential	$1,393.2
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	5,342.2
7-Eleven	September 2006	Escondido, California	3,000	Retail	1,271.6
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	115,052	Office	12,746.7
World Plaza	September 2007	San Bernardino, California	55,098	Retail	6,959.4
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	2,001.1
Sparky’s Palm Self-Storage	November 2007	Highland, California	50,250	Self-Storage	4,542.6
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self-Storage	7,069.5
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	8,589.2
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,657.1
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,486.5
Morena Office Center	January 2009	San Diego, California	26,784	Office	5,984.2
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	2,090.0
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,365.2
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self-Storage	5,760.5
Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self-Storage	2,712.9
Sparky’s Rialto Self-Storage	May 2010	Rialto, California	101,343	Self-Storage	5,093.2
Genesis Plaza	August 2010	San Diego, California	57,685	Office	9,261.0
Dakota Bank Buildings	May 2011	Fargo, North Dakota	119,749	Office	8,981.3
Yucca Valley Retail Center	September 2011	Yucca Valley, California	103,596	Retail	7,681.1
Sparky’s Sunrise Self-Storage	December 2011	Hesperia, California	93,851	Self-Storage	2,210.9
Port of San Diego Complex	December 2011	San Diego, California	146,700	Industrial	14,428.8
Shoreline Medical Building	May 2012	Half Moon Bay, California	15,335	Retail	6,338.5

NetREIT, Inc properties					133,966.7
			Homes
Model home properties	Various in	CA, AZ, WA, TX, SC,
held in limited partnerships	2009-2012	NC, and NJ	71	Residential	20,952.7

Model home properties	Various in
held in income and investment funds	2003-2008,	CA, AZ, TX, WA, OH,
	2010 & 2011	NC, NV, NJ and MI	24	Residential	7,438.8

Model home properties					28,391.5

		Total real estate assets and lease intangibles, net			$162,358.2

A summary of the properties owned by the Company as of December 31, 2011 is as follows:

					Real estate
	Date		Square	Property	assets, net
Property Name	Acquired	Location	Footage	Description	(in thousands)
Casa Grande Apartments	April 1999	Cheyenne, Wyoming	29,250	Residential	$1,428.5
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	5,399.5
7-Eleven	September 2006	Escondido, California	3,000	Retail	1,282.4
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	115,052	Office	13,008.6
World Plaza	September 2007	San Bernardino, California	55,098	Retail	6,933.7
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	2,027.6
Sparky’s Palm Self-Storage	November 2007	Highland, California	50,250	Self-Storage	4,598.9
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self-Storage	7,155.8
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	8,710.1
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,716.3
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,536.2
Morena Office Center	January 2009	San Diego, California	26,784	Office	5,918.8
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	2,118.4
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,407.3
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self-Storage	5,832.4
Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self-Storage	2,724.8
Sparky’s Rialto Self-Storage	May 2010	Rialto, California	101,343	Self-Storage	5,144.7
Genesis Plaza	August 2010	San Diego, California	57,685	Office	9,428.2
Dakota Bank Buildings	May 2011	Fargo, North Dakota	119,749	Office	9,287.0
Yucca Valley Retail Center	September 2011	Yucca Valley, California	85,996	Retail	6,687.6
Sparky’s Sunrise Self-Storage	December 2011	Hesperia, California	93,851	Self-Storage	2,207.2
Port of San Diego Complex	December 2011	San Diego, California	146,700	Industrial	14,500.0

NetREIT, Inc properties					128,054.0

Model home properties	Various in		Homes
held in limited partnerships	2009, 2010	CA, AZ, OR, WA, TX, SC,	59	Residential	15,019.4
	& 2011	NC, ID and FL

Model home properties	Various in
held in income and investment funds	2003-2008,	TX, WA, OH, NC,
	2010 & 2011	NV, CA, NJ and MI	19	Residential	4,681.5

Model home properties					19,700.9

		Total real estate assets and lease intangibles, net			$147,754.9

    The following table sets forth the components of the Company’s real estate assets:

	June 30,	December 31,
	2012	2011
Land	$40,782,131	$38,109,616
Buildings and other	126,939,084	113,238,188
Tenant improvements	6,090,914	5,766,096
Lease intangibles	4,405,764	4,186,764
	178,217,893	161,300,664
Less:
Accumulated depreciation and amortization	(15,859,710)	(13,545,777)
Real estate assets, net	$162,358,183	$147,754,887

Operations from each property are included in the Company’s condensed consolidated financial statements from the date of acquisition.

The Company acquired the following properties in the six months ended June 30, 2012:

In January 2012, Dubose Model Home Investors #201 LP acquired one model home property in Texas and leased it back to the home builder. The purchase price for the property was $0.38 million. The purchase price paid was through a cash payment of $0.15 million and a promissory note $0.23 million.

In April 2012, NetREIT Dubose and Dubose Model Home Investors #201 LP acquired 19 model home properties in California and Arizona and leased them back to the home builder. The purchase price for the properties was approximately $8.2 million. The purchase price paid was through a cash payment of approximately $3.7 million and promissory notes totaling approximately $4.5 million.

In May 2012, the Company acquired the former Rite Aid building in Yucca Valley, California, The building adjoins the Company’s Yucca Valley Retail Center purchased in September 2011. The building was purchased vacant as a result of the relocation of Rite Aid. However, the property remains under lease to the tenant for several more years. The purchase price was approximately $1.1 million all paid in cash. The building consists of approximately 17,600 rentable square feet.

In June 2012, the Company acquired the Shoreline Medical Building for the purchase price of approximately $6.4 million. The Property is a two-story medical office building under a single tenant lease that was built in 1980. The land consists of approximately 38,600 square feet with a building on it of approximately15,335 rentable square feet in Half Moon Bay, California. Half Moon Bay is approximately 25 miles south of San Francisco and 10 miles west of San Mateo. The Company made a down payment of approximately $2.3 million and financed the remainder of the purchase price through a fixed rate mortgage with interest at 5.1%. The interest rate is subject to change at the third and sixth year anniversaries of the loan.

In June 2012, NetREIT Dubose and Dubose Model Home Investors #201 LP acquired 14 model home properties in New Jersey and Pennsylvania and leased them back to the home builder. The purchase price for the properties was approximately $5.0 million. The purchase price paid was through a cash payment of approximately $2.0 million and promissory notes totaling approximately $3.0 million.

The Company disposed of the following properties in 2012:

During the six months ended June 30, 2012, NetREIT Dubose and the other model home entities disposed of seventeen model home properties. The sales price, net of selling costs, aggregated approximately $4.7 million and approximately $1.0 million in mortgage notes payable were retired in connection with these sales. The Company recognized a gain of $99,075 related to the sale of these model homes.

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

In December 2011, Dubose Model Home Investor Funds #201, LP acquired one model home properties in South Carolina and leased it back to the home builder. The purchase price for the property was approximately $0.3 million. NetREIT Dubose paid the purchase price through a cash payment of approximately $0.1 million and a promissory note for the balance of the purchase price.

The Company disposed of the following properties in 2011:

During the twelve months ended December 31, 2011, NetREIT Dubose and the other model home entities disposed of twenty-two model home properties. The sales price, net of selling costs, aggregated approximately $8.5 million and approximately $5.7 million in mortgage notes payable were retired in connection with these sales.

The Company allocated the purchase price of the properties acquired during the six months ended June 30, 2012. as follows:

					Total
		Buildings	In-place	Leasing	Purchase
	Land	and other	Leases	Costs	Price
Rite Aid	$366,000	$759,000	$—	$—	$1,125,000

Shoreline Medical Building	1,820,000	4,311,000	83,000	136,000	6,350,000

Model Home Properties	1,146,622	12,430,993	—	—	13,577,615

The Company allocation of the properties sold during the six months ended June 30, 2012 as follows:

		Buildings	Total
	Land	and other	Cost

Model Home Properties	$660,110	$4,150,893	$4,811,003

The Company allocated the purchase price of the properties acquired during the year ended December 31, 2011 as follows:

						Above
			Tenant			and Below	Total
		Buildings	Improve-	In-place	Leasing	Market	Purchase
	Land	and other	ments	Leases	Costs	Leases	Price

Dakota Bank Buildings	$832,000	$8,123,461	$—	$131,982	$45,186	$442,371	$9,575,000

Yucca Valley Retail Center	2,445,331	3,549,162	520,485	819,979	—	(567,257)	6,767,700

Sparky’s Sunrise Self-Storage	1,123,000	1,077,000	—	—	—	—	2,200,000

Port of San Diego Complex	9,613,000	4,078,816	141,373	29,470	128,448	508,893	14,500,000

Model Home Properties	2,012,217	9,633,813	—	—	—	—	11,646,030

The Company allocation of the properties sold during the year ended December 31, 2011 as follows:

		Buildings	Total
	Land	and other	Cost

Model Home Properties	$1,094,267	$7,331,915	$8,426,182

Lease Intangibles

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	June 30, 2012			December 31, 2011
			Lease			Lease
	Lease	Accumulated	intangibles,	Lease	Accumulated	intangibles,
	intangibles	amortization	net	intangibles	amortization	net
In-place leases	$1,988,059	$(1,038,854)	$949,205	$1,905,059	$(838,512)	$1,066,547
Leasing costs	1,312,285	(700,665)	611,620	1,176,285	(595,386)	580,899
Tenant relationships	332,721	(332,721)	—	332,721	(332,721)	—
Below-market leases	(841,425)	23,391	(818,034)	(841,425)	9,296	(832,129)
Above-market leases	1,614,124	(594,078)	1,020,046	1,614,124	(347,317)	1,266,807

	$4,405,764	$(2,642,927)	$1,762,837	$4,186,764	$(2,104,640)	$2,082,124

As of June 30, 2012, the estimated aggregate amortization expense for six months ended December 31, 2012  and each of the five succeeding fiscal years and thereafter is as  follows:

Estimated
Aggregate
Amortization
Expense
Six month period ending December 31, 2012	$536,037
2013	624,911
2014	542,913
2015	389,557
2016	133,609
Thereafter (principally below market rent amortization)	(464,190)
$1,762,837

The weighted average amortization period for the intangible assets, in-place leases, leasing costs, tenant relationships and below-market leases acquired as of June 30, 2012 was 16.0 years.

4. MORTGAGE NOTES PAYABLE

Mortgage notes payable as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011
Mortgage note payable in monthly installments of $24,330 through July 1, 2016, including interest at a fixed rate of 6.51%; collateralized by the Havana/Parker Complex property.	$3,202,970	$3,242,767

Mortgage note payable in monthly installments of $71,412 through April 5, 2014, including interest at a fixed rate of 6.08%; collateralized by the leases and office buildings of the Garden Gateway Plaza property. Certain obligations under the note are guaranteed by the executive officers.	9,393,438	9,533,849

Mortgage note payable in monthly installments of $25,995 through September 1, 2015, including interest at a fixed rate of 6.5%; collateralized by the Waterman Plaza property.	3,582,246	3,621,057

Mortgage note payable in monthly installments of $28,842 through March 1, 2034, including interest at a variable rate ranging from 5.5% to 10.5%; with a current rate of 5.5% collateralized by the Sparky’s Thousand Palms Self-Storage property.	4,379,879	4,431,783

Mortgage note payable in monthly installments of $10,764 through December 18, 2016, including interest at a fixed rate of 6.25%; collateralized by the Sparky’s Hesperia East Self-Storage property.	1,679,269	1,690,301

Mortgage note payable in monthly installments of $17,226 through May 3, 2012, including interest at a fixed rate of 5.00%; monthly installments of $19,323 from June 3, 2012, including interest at 6.25% to maturity; collateralized by the Sparky’s Rialto Self-Storage property.	2,792,239	2,820,793

Mortgage note payable in monthly installments of $28,219 through September 1, 2015, including interest at a fixed rate of 4.65%; collateralized by the Genesis Plaza property.	4,797,306	4,854,307

Mortgage note payable in monthly installments of $6,638 through July 1, 2018, including interest at a fixed rate of 5.80%; collateralized by the Casa Grande Apartment property (1).	1,030,832	1,040,762

Mortgage note payable in monthly installments of $26,962 through July 1, 2025, including interest at a fixed rate of 5.79% through July 1, 2018; collateralized by the Executive Office Park property.	4,541,666	4,572,161

Mortgage note payable in monthly installments sufficient to amortize the note on a 25 year schedule and the current month interest charge (currently, approximately $36,200), interest at a variable rate of 3.0% over the one month libor with a floor of 5.75% (current rate) and a ceiling of 9.75% through May 31, 2016; collateralized by the Dakota Bank Building property.	5,586,651	5,640,568

Mortgage note payable in monthly installments of $23,919 through April 11, 2015, including interest at a fixed rate of 5.62%; collateralized by the Yucca Valley Retail Center.	3,254,407	3,304,120

Mortgage note payable in monthly installments of $9,858 through January 1, 2019, including interest at a fixed rate of 4.95%; collateralized by the Rangewood Medical Office Building.	1,118,841	1,150,000

Mortgage note payable in monthly installments of $7,562 through January 1, 2019, including interest at a fixed rate of 4.95%; collateralized by Regatta Square.	1,286,489	1,300,000

Mortgage note payable in monthly installments of $82,537 through June 20, 2013, including interest at a variable rate of 1% over a published prime rate with no rate ceiling and a floor of 6% (the current rate); collateralized by the Port of San Diego Complex.	9,278,844	9,500,000

Mortgage note payable in monthly installments of $13,896 through June 1, 2021, including interest at a fixed rate of 4.5% subject to reseting at the 3rd and 6th anniversary to the lender’s current rate on similar loans; collateralized by the Morena Office Center.	2,495,325	—

Mortgage note payable in monthly installments of $9,450 through June 1, 2021, including interest at a fixed rate of 4.5% subject to reseting at the 3rd and 6th anniversary to the lender’s current rate on similar loans; collateralized by the Pacific Oaks Plaza.	1,696,820	—

Mortgage note payable in monthly installments of $26,043 through June 1, 2021, including interest at a fixed rate of 5.1% subject to reseting at the 3rd and 6th anniversary to the lender’s current rate on similar loans; collateralized by the Shoreline Medical Office Building.	4,118,711	—

Subtotal, NetREIT, Inc. properties	64,235,933	56,702,468

Mortgage notes payable in monthly installments of $20,588 through February 10, 2014, including interest at a fixed rate of 5.50%; collateralized by 7 model home properties.	1,703,995	2,088,868

Mortgage notes payable in monthly installments of $3,767 through September 15, 2012, including interest at a fixed rate of 5.75%; collateralized by 4 model home properties.	417,993	428,203

Mortgage notes payable in monthly installments of $19,219 through December 15, 2015, including interest at a fixed rate of 5.75%; collateralized by 19 model home properties.	1,959,129	2,205,798

Mortgage notes payable in monthly installments of $4,308; maturity date of October 5, 2011, including interest at a fixed rate of 2.38%; collateralized by 1 model home property.	—	420,830

Mortgage notes payable in monthly installments of $6,984; maturity date of October 5, 2011; including interest at fixed rates from 2.38% to 2.55%; collateralized by 3 model home property.	—	670,207

Mortgage notes payable in monthly installments of $1,798; maturity date of December 5, 2011, including interest at 7.16% collateralized by 1 model home properties.	—	89,811

Mortgage notes payable in monthly installments of $20,507 maturities varying from February 15, 2016 to August 15, 2016, including interest at fixed rates from 5.75%, to 6.30%; collateralized by 19 model home properties.	2,323,667	2,747,709

Mortgage notes payable in monthly installments of $33,166, maturities varying from June 30, 2012 to June 15, 2017, including interest at fixed rates from 5.50%, to 7.13%; collateralized by 17 model home properties. (2)	3,848,234	575,903

Mortgage notes payable in monthly installments of $35,594, maturities varying from April 15, 2017 to June 15, 2017, including interest at a fixed rate of 5.50%; collateralized by 20 model home properties.	4,335,096	—

Subtotal, model home properties	14,588,114	9,227,329

	$78,824,047	$65,929,797

1.
The Company established a separate purpose entity to be the legal borrower under this real estate note and mortgage security agreement. NetREIT has guaranteed this note with full recourse liability under the loan.

2.
The Company is working with the lender to extend the maturity dates of these loans. The Company anticipates that the lender will extend the due dates of these loans until such time as the model homes securing them are sold.

The Company is in compliance with all conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable as of June 30, 2012 is as follows:

		Model Home
	NetREIT, Inc.	Properties	Scheduled
	Principal	Principal	Principal
Years Ending:	Payments	Payments	Payments
Six month period ending December 31, 2012	$989,943	$730,685	$1,720,628
2013	10,324,359	741,659	11,066,018
2014	10,095,407	2,086,058	12,181,465
2015	14,280,604	2,582,722	16,863,326
2016	10,220,580	2,468,865	12,689,445
Thereafter	18,325,040	5,978,125	24,303,165
Total	$64,235,933	$14,588,114	$78,824,047

5. RELATED PARTY TRANSACTIONS

The Company has entered into a property management agreement with CHG Properties, Inc. (“CHG”), a wholly-owned subsidiary of CI, to manage all of its properties at rates up to 5% of gross income. During the three months ended June 30, 2012 and 2011, respectively, the Company paid CHG total management fees of approximately $171,000 and $111,000, respectively. During the six months ended June 30, 2012 and 2011, respectively, the Company paid CHG total management fees of approximately $324,000 and $208,000, respectively.

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to C.I. Holding Group, Inc. and Subsidiaries (“CI”), a small shareholder in the Company that is approximately 35% owned by the Company’s executive management. Total rents charged and paid by these affiliates was approximately $15,000 and $14,000 for the three months ended June 30, 2012 and 2011, respectively. Total rents charged and paid by these affiliates was approximately $29,000 for the six months ended June 30, 2012 and 2011.

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

In March 2011, the Company purchased 9,560 shares of its vested restricted common stock from an independent member of its Board of Directors for a total of $82,520. The purchase price of approximately $8.60 per share was determined using the same value for the shares as reported as income to state and Federal income tax authorities.

In January 2012, the limited partner of NetREIT 01, LP (the “Partnership”) that owns the 7-Eleven property exercised its option to convert approximately 30.0% of its ownership interests in the Partnership in exchange for approximately 17,060 shares of Company common stock. In March 2012, the Company bought back all of these shares from the limited partner at a price per share that was determined when the partnership was formed, which, adjusted for stock dividends, was $8.44 per share. After conversion, our interest in the Partnership increased to approximately 77%.

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

In April 2012, the Company purchased 1,395 shares of its vested restricted common stock from an independent member of its Board of Directors for a total of $12,000. The shares purchased are in the process of transferring from the Director’s personal account to an Individual Retirement Account pending acceptance of the transaction by the custodian.

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

The value of the nonvested shares was calculated based on the offering price of the shares in the most recent private placement offering of $10 adjusted for stock dividends since granted and assumed selling costs. The value of granted nonvested restricted stock issued during the six months ended June 30, 2012 totalled approximately  $490,000 which is calculated using the most recent private placement offering of $10 adjusted for estimated selling costs. The value of granted nonvested restricted stock issued during the six months ended June 30, 2011 totalled approximately $448,000. Compensation expense recorded was approximately $113,000 and $110,000 in the three months ended June 30, 2012 and 2011, respectively. Compensation expense recorded was approximately $251,000 and $219,000 in the six months ended June 30, 2012 and 2011, respectively. The 115,252 nonvested restricted shares as of June 30, 2012 will vest in equal instalments over the next two to four years.

A table of non-vested restricted shares granted and vested since December 31, 2010 is as follows:

Balance, December 31, 2010	61,642
Granted	52,139
Vested	(49,805)
Cancelled	(5,504)
Stock dividend	5,305
Balance, December 31, 2011	63,777
Granted	57,012
Vested	(5,130)
Cancelled	(407)
Balance, June 30, 2012	115,252

Cash Dividends. During the six months ended June 30, 2012 and 2011, the Company paid cash dividends, net of reinvested stock dividends, of $2,091,694 and $1,697,450, respectively, or at an annualized rate $0.543 and $0.572 per share, respectively per share on an annualized basis.  As the Company reported net losses in both of these periods, and on a cumulative basis, these cash dividends represent a return of capital to the stockholders rather than a distribution of earnings. The Company paid cash dividends on the Convertible Series 6.3% Preferred Stock issued in December 2011 of approximately $53,000 in the six months ended June 30, 2012.  The dividends were paid to a subsidiary that is consolidated into the condensed consolidated financial statements of the Company and, as a result, have been eliminated in consolidation.

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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the three and six months ended June 30, 2012 and 2011.

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2012	2011	2012	2011
Industrial/Office Properties:
Rental income	$2,129,857	$1,623,027	$4,149,268	$3,099,108
Property and related expenses	716,548	660,000	1,398,057	1,254,235
Net operating income, as defined	1,413,309	963,027	2,751,211	1,844,873

Residential Properties:
Rental income	659,375	706,438	1,313,556	1,568,855
Property and related expenses	77,893	90,789	153,836	142,926
Net operating income, as defined	581,482	615,649	1,159,720	1,425,929

Retail Properties:
Rental income	740,288	410,214	1,440,644	839,266
Property and related expenses	184,610	132,184	390,373	244,616
Net operating income, as defined	555,678	278,030	1,050,271	594,650

Self Storage Properties:
Rental income	743,620	557,544	1,457,858	1,117,224
Property and related expenses	352,853	358,546	722,769	707,201
Net operating income, as defined	390,767	198,998	735,089	410,023

Mortgage loan activity:
Interest income	18,333	17,236	36,523	32,970

Reconciliation to Net Income Available to Common Shareholders:
Total net operating income, as defined, for reportable segments	2,959,569	2,072,940	5,732,814	4,308,445
Unallocated other income:
Total other income	1,792	6,181	3,961	14,621
Gain (loss) on sale of real estate	54,993	57,790	99,075	(24,487)
General and administrative expenses	1,071,552	946,838	2,196,270	1,864,540
Interest expense	1,071,686	767,723	2,053,170	1,496,087
Depreciation and amortization	1,214,150	1,002,552	2,390,888	1,981,038
Net loss before noncontrolling interests	(341,034)	(580,202)	(804,478)	(1,043,086)
Noncontrolling interests	92,187	150,203	200,354	226,118
Net loss	$(433,221)	$(730,405)	$(1,004,832)	$(1,269,204)

	June 30,	December 31,
	2012	2011

Assets:
Industrial/Office Properties:
Land, buildings and improvements, net (1)	$80,613,576	$75,314,093
Total assets (2)	83,181,162	77,563,998

Residential Property:
Land, buildings and improvements, net (1)	29,784,726	21,129,410
Total assets (2)	30,225,135	22,434,205

Retail Properties:
Land, buildings and improvements, net (1)	24,570,334	23,647,629
Total assets (2)	25,841,101	24,893,157

Self Storage Properties:
Land, buildings and improvements, net (1)	27,389,547	27,663,755
Total assets (2)	27,590,550	27,832,381

Mortgage loan activity:
Mortgage receivable and accrued interest	1,031,307	1,032,082
Total assets	1,031,307	1,032,082

Reconciliation to Total Assets:
Total assets for reportable segments	167,869,255	153,755,823
Other unallocated assets:
Cash and cash equivalents	1,317,090	4,872,081
Other assets, net	3,344,358	3,024,027

Total Assets	$172,530,703	$161,651,931

(1) Includes lease intangibles and the land purchase option related to property acquisitions.

(2) Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	Six months ended June 30,
	2012	2011
Capital Expenditures:(1)
Industrial/Office Properties:
Acquisition of operating properties	$6,350,000	$9,575,000
Capital expenditures and tenant improvements	500,704	462,442

Residential Property:
Acquisition of operating properties	13,577,615	3,535,980

Retail Properties:
Acquisition of operating properties	1,125,000	—
Capital expenditures and tenant improvements	153,836	32,175

Self Storage Properties:
Acquisition of operating properties	—	415,000
Capital expenditures and tenant improvements	20,964	2,300

Acquisition of operating properties, net	21,052,615	13,525,980
Capital expenditures and tenant improvements	675,504	496,917
Total real estate investments	$21,728,119	$14,022,897

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

OVERVIEW AND RECENT DEVELOPMENTS

Growth in Capital Resources.  During the last five years our stockholders’ equity has increased from approximately$12.5 to $88.2 million at June 30, 2012. Our investment portfolio, consisting of real estate assets, lease intangibles, land purchase option and mortgages receivable, have increased by 325.0% to approximately $181.4 million at June 30, 2012 from $26.8 million at June 30, 2007. The primary source of funds for the growth in the portfolio during these five years was attributable to the issuance of common stock of approximately $79.8 million and from proceeds from mortgage notes payable.

Expansion of Business Model.  On March 1, 2010, the Company acquired the assets and six employees of DMHU. Later that year, the Company formed NetREIT Advisors and transferred the four remaining DMHU employees to this newly formed LLC. NetREIT Advisors began managing and serving as external advisor to NetREIT Dubose. NetREIT Advisors’ general and administrative expenses are currently approximately $83,000 per month.   NetREIT Advisors generated fees of approximately $406,000 and $330,000 during the years ended December 30, 2011 and 2010, respectively. This business has been hampered by the slow recovery of the residential building.  We have seen increasing activity by residential developers and during the six months ended June 30, 2012 fees generated aggregate approximately $683,000 compared to approximately $218,000 during the same period in 2011. NetREIT Dubose will continue to make additional property acquisitions and we expect revenues less rental operating costs to increase at a far greater rate than their general and administrative expenses.

Acquisitions during the first six months of 2012.  During the first six months of 2012 we acquired two net, net, net leased commercial properties with an aggregate value of approximately $7.5 million.  In addition, NDMHR and Dubose Model Home #201 LP acquired 34 model homes with an aggregate value of approximately $13.6 million

Economic Environment

The current economic environment is still characterized by high level residential housing foreclosures and a decreasing supply of homes available for purchase, depressed commercial real estate valuations, slowly improving consumer spending, unemployment that has decreased over the last several months although its still remains higher than pre-recessionary levels.. In general, US corporations’ net income and investments has shown improvement. The housing sector has shown small increases in home sales and prices but has so far not significantly improved. We believe that the pace of this recovery will likely be slow and disjointed. Full recovery will need increasing job growth, but it will not be consistent across industries, geographies or periods of the year causing an uneven tempo of growth.

Recent U.S. debt size and continual increases and slow economic recovery concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. The possibility of further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. Although the government announced they intend to keep interest rates low through 2014, these developments and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Management’s evaluation of operating results includes an assessment of our ability to generate cash flow necessary to fund distributions to our shareholders. As a result, management’s assessment of operating results gives less emphasis to the effects of unrealized gains and losses and other non-cash charges such as depreciation and amortization and impairment charges, which may cause fluctuations in net income for comparable periods but have no impact on cash flows. Management’s evaluation of our potential for generating cash flow includes assessments of our recently acquired properties, our non-stabilized properties, the long-term sustainability of our real estate portfolio, our future operating cash flow from anticipated acquisitions, and the proceeds from sales of our real estate.

We are pleased that net operating income from our properties, from newly acquired properties and from the model home division growth, is increasing at a faster rate than our general and administrative expenses due to efficiencies of scale. During the six months ended June 30, 2012 general and administrative expense represented approximately 24.7% of total revenues compared to 28.1% during the same period in 2011. We believe that when all of our properties are operating at stabilized rates, the general and administrative percentage of revenue will continue to decrease.

We seek to diversify our portfolio by segments of commercial real estate segments to reduce the adverse effect of a single under-performing segment, geographic market and tenant industry.

As of June 30, 2012, the Company owned or had an equity interest in ten office buildings and one industrial building (“Office Properties”) which total approximately 705,000 rentable square feet, four retail shopping centers and a 7-Eleven property (“Retail Properties”) which total approximately 189,000 rentable square feet, six self-storage facilities (“Self-Storage Properties”) which total approximately 581,000 rentable square feet, one 39 unit apartment building and 95 model homes investments owned by eight limited partnerships  (“Residential Properties”).

NetREIT’s office, retail and industrial properties are located primarily in Southern California and Colorado, with a single property located in North Dakota and Wyoming. Our model home properties are located in ten states throughout the United States. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year, or has been operating for three years. Our geographical clustering of assets, especially in the self-storage segment, enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas.

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

The Residential Properties are leased on a six months and month to month basis thereafter for our apartment property and typically 2 to 3 years for our Model Home leases.  The model homes are leased to the developer on a triple net lease.  Under a triple net lease the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property.

The Self-Storage Properties are rented pursuant to rental agreements that are for no longer than 6 months. The Self-Storage Properties are located in markets having other self-storage properties. Competition with these other properties will impact our operating results of these properties, which depends materially on our ability to timely lease vacant self-storage units, to actively manage unit rental rates, and our tenants’ ability to make required rental payments. To be successful, we must be able to continue to respond quickly and effectively to changes in local and regional economic conditions by adjusting rental rates of these properties within their regional market in Southern California. We depend on websites, advertisements, flyers, etc. to secure new tenants to fill any vacancies.

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

The Company believes that it has met all of the REIT distribution and technical requirements for the six months ended June 30, 2012 and the year ended December 31, 2011.

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

The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in real estate assets and lease intangibles, net in the accompanying balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below market rents was a net reduction in rental income of approximately $121,000 and $57,000 for the three months ended June 30, 2012 and 2011, respectively. Amortization of above and below market rents was a net reduction in rental income of approximately $233,000 and $89,000 for the six months ended June 30, 2012 and 2011, respectively.

The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $155,000 and $92,000 for three months ended June 30, 2012 and 2011, respectively. Amortization expense related to these assets was approximately $306,000 and $184,000 for six months ended June 30, 2012 and 2011, respectively.

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

Capitalization Policy.  The Company capitalizes any expenditure that replace, improve, or otherwise extend the economic life of an asset in excess of $5,000 for any given project. This includes tenant improvements and lease acquisition costs (leasing commissions, space planning fees, legal fees, etc) that are in excess of $5,000.

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

As of June 30, 2012, management has concluded that there are 14 model home properties one residential and one retail property aggregating a net book value of approximately $5.7 million which are considered as held for sale and are included in real estate assets. These homes have mortgage notes payable balances totaling approximately $1.9 million.

Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the three months ended June 30, 2012 and 2011, respectively, was approximately $1,005,000 and $878,000, respectively. Depreciation expense for buildings and improvements for the six months ended June 30, 2012 and 2011, respectively, was approximately $1,979,000 and $1,737,000, respectively.

Impairment. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. For the year ended December 31, 2011, the Company determined that an impairment existed in its model home properties not currently held for sale and, as a result, recorded an asset impairment of $30,000. As of June 30, 2012 and 2011, management does not believe indicators of impairment were evident and as such, no impairment charges were recognized.

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

The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Based on the review, no impairment was deemed necessary at December 31, 2011 and, as of June 30, 2012, management does not believe that any indicators of impairment were evident.

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2011 and, as of June 30, 2012, management does not believe that any indicators of impairment were evident.

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

Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and includes in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. No provision for uncollectible receivables related to deferred rents have been recorded as of June 30, and December 31, 2011.

The Company receives transaction fees in connection with the acquisition and lease back of model homes. These fees are recognized as an increase to model home rental income over the contractual lease period.

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

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. The Company’s cash equivalents, mortgage notes receivable, accounts receivable and payables and accrued liabilities all approximate fair value due to their short term nature. Management believes that the recorded and fair value of notes payable are approximately the same as of June 30, and December 31, 2011.

During 2011, the Company measured certain model homes at fair value after a determination was made that they were impaired. During 2010, the Company measured a real estate asset at fair value after a determination was made that it was impaired. During the periods ended June 30, and 2011, there were no indicators of impairment requiring adjustment.

As of June 30, and December 31, 2011, the Company does not have any other assets or any liabilities measured at fair value on a nonrecurring basis.

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

RECENT EVENTS HAVING SIGNIFICANT EFFECT ON RESULTS OF OPERATIONS

Property Acquisitions

In March 2010, the Company purchased certain tangible and intangible personal property from DMHU, including rights to certain names, trademarks and trade secrets, title to certain business equipment, furnishings and related personal property. DMHU had used these assets in its previous business of purchasing model homes for investment in new residential housing tracts and initially leasing the model homes back to their developer. In addition, the Company also acquired DMHU’s rights under certain contracts, including contracts to provide management services to 19 limited partnerships sponsored by DMHU and for which a DMHU affiliate serves as general partner (the “Model Home Partnerships”). These partnerships include DAP II and DAP III in each of which the Company was a 51% limited partner. In the DMHU Purchase, the Company paid the owners of DMHU $300,000 cash and agreed to issue up to 120,000 shares of the Company’s common stock, depending on the levels of production the Company achieves from its newly formed Model Homes Division over the next three years. The Company also agreed to continue to employ three former DMHU employees and to pay certain obligations of DMHU, including its office lease which expired on September 30, 2010. As Mr. Dubose is a Company director and was the founder and former president and principal owner of DMHU and certain of its affiliates, this transaction was completed in compliance with the Company’s Board’s Related Party Transaction Policy. The transaction has been accounted for as a business combination. Management performed an analysis of intangible assets acquired with the assistance of an independent valuation specialist and it was determined that $209,000 of the purchase price is attributable to customer relationships and will be amortized over 10 years. The Company also estimated a liability of $1,032,000 associated with the 120,000 shares that it believes will be issued in the future. As a result of the acquisition, the total purchase price of $1,332,000 was allocated between goodwill of $1,123,000 and intangible assets of $209,000. As a result of the transaction, the Company’s investment in DAP II and DAP III are consolidated into the financial statements of NetREIT effective March 1, 2010. The limited partnerships have been consolidated into the financial statements of the Company in accordance with guidelines attributable to variable interests entities.

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

In January 2011, the Company acquired two model home properties in Texas and leased them back to the home builder. The purchase price for the properties was $0.45 million. The Company paid the purchase price through a cash payment of $.23 million and two promissory notes totaling $0.22 million. There are approximately six months results of operations included for the six months ended June 30, 2011 and six months results of operations in the six months ended June 30, 2012.

In February 2011, the Company acquired five model home properties in California and leased them back to the home builder. The purchase price for the properties was $1.5 million. The Company paid the purchase price through a cash payment of $0.75 million and five promissory notes totaling $0.75 million. There are approximately four months of results of operations included for the six months ended June 30, 2011 and six months results of operations in the six months ended June 30, 2012.

In March 2011, the Company acquired four model home properties in South Carolina, Florida and Texas and leased them back to the home builder. The purchase price for the properties was $1.0 million. The Company paid the purchase price through a cash payment of $0.50 million and four promissory notes totaling $0.50 million. There are approximately three months of results of operations included for the six months ended June 30, 2011 and six months results of operations in the six months ended June 30, 2012.

In May 2011, the Company acquired vacant land consisting of approximately 3 acres adjacent to its Sparky’s Rialto Self-Storage facility for approximately $0.4 million paid in cash. The Company intends to use the land for additional motor home parking or for other purposes.

In May 2011, the Company acquired the Dakota Bank Buildings for the purchase price of approximately $9.6 million. The Property is a six-story, two building office complex built in 1981 and 1986 located on 1.58 acres and consists of approximately120,000 rentable square feet in downtown Fargo, North Dakota. The Company made a down payment of approximately $3.875 million and financed the remainder of the purchase price through a monthly adjustable rate mortgage with interest at 3.0% over the one month Libor with an interest rate floor of 5.75% and ceiling of 9.75%. There is approximately one month of results of operations included for the six months ended June 30, 2011 and six months results of operations in the six months ended June 30, 2012.

In June 2011, NetREIT Dubose acquired three model home properties in Texas and leased them back to the home builder. The purchase price for the properties was approximately $0.60 million. NetREIT Dubose paid the purchase price through a cash payment of approximately $0.30 million and three promissory notes totaling approximately $0.30 million. There is approximately one month of results of operations included for the six months ended June 30, 2011 and six months results of operations in the six months ended June 30, 2012.

In August 2011, NetREIT Dubose acquired eight model home properties in Texas, Florida, North Carolina and South Carolina and leased them back to the home builder. The purchase price for the properties was approximately $1.9 million. NetREIT Dubose paid the purchase price through a cash payment of approximately $1.0 million and eight promissory notes totaling approximately $0.90 million. There are no results of operations included in the six months ended June 30, 2011 and six months results of operations in the six months ended June 30, 2012.

In September 2011, the Company acquired the Yucca Valley Retail Center for the purchase price of approximately $6.8 million. The Property is a neighborhood shopping center complex built in approximately 1978 consisting of five separate parcels. The Property consists of approximately 86,000 rentable square feet and is currently 93% leased and anchored by a national chain grocery store. The Company paid the purchase price through a cash payment of approximately $3.5 million and assumed a loan secured by the property of approximately $3.3 million with an interest rate of 5.62%. There are no results of operations included in the six months ended June 30, 2011 and six months results of operations in the six months ended June 30, 2012.

In December 2011, the Company acquired the Sunrise Self-Storage facility for the purchase price of $2.2 million. The Company paid the purchase price in an all cash transaction. The Property is located within a mixed commercial and industrial area of Hesperia, California.  The Property was built in 1985 and 1989 and consists of fourteen (14) one and two-story buildings comprising approximately 93,851 square feet on a 4.93 acre parcel. There are no results of operations included in the six months ended June 30, 2011 and six months results of operations in the six months ended June 30, 2012.

In December 2011, the Company completed the formation of a California limited  partnership, NetREIT National City Partners, LP, (“NCP”) whereby a limited partner contributed its fee interest in two adjacent multi-tenant industrial properties located in National City, California. The Company contributed approximately $0.5 million cash and 1,649.266 shares of $1,000 liquidation value, 6.3% convertible preferred stock to capitalize the limited partnership.  The agreed upon value of the Property was $14.5 million. The Company also contributed $2.9 million cash which was used to pay down the mortgage loan assumed by NCP to a balance of $9.5 million. After completing the transactions, NetREIT has an approximate 75% interest in the NCP and a single unrelated limited partner has an approximate 25% interest. The property, referred to by the Company as the “Port of San Diego Complex”, consists of two adjacent multi-tenant light industrial buildings built in 1971 and was renovated in 2008. The Property is comprised of 6.13 acres and the buildings have 146,700 rentable square feet. As of the date of acquisition, the

Property was 51.7% occupied. There are no results of operations included in the six months ended June 30, 2011 and six months results of operations in the six months ended June 30, 2012.

In December 2011, Dubose Model Home Investor Funds #201, LP acquired one model home properties in South Carolina and leased it back to the home builder. The purchase price for the property was approximately $0.3 million. Dubose Model Home Investor Funds #201, LP paid the purchase price through a cash payment of approximately $0.1 million and promissory note for the balance of the purchase price. There are no results of operations included in the six months ended June 30, 2011 and six months results of operations in the six months ended June 30, 2012.

The Company disposed of the following properties in 2011:

During the three months ended March 31, 2011, the company disposed of five model home properties. The sales price aggregated approximately $1.2 million and approximately $1.0 million in mortgage notes payable were retired in connection with the sale.

The Company acquired the following properties in the six months ended June 30, 2012:

In January 2012, Dubose Model Home Investors #201 LP acquired one model home property in Texas and leased it back to the home builder. The purchase price for the property was $0.38 million. The purchase price paid was through a cash payment of $0.15 million and a promissory note $0.23 million. There are no results of operations included in the six months ended June 30, 2011 and approximately five months results of operations included in the six months ended June 30, 2012.

In April 2012, NetREIT Dubose and Dubose Model Home Investors #201 LP acquired 19 model home properties in California and Arizona and leased them back to the home builder. The purchase price for the properties was approximately $8.2 million. The purchase price paid was through a cash payment of approximately $3.7 million and promissory notes totaling approximately $4.5 million. There are no results of operations included in the six months ended June 30, 2011 and approximately three months results of operations included in the six months ended June 30, 2012.

In May 2012, the Company acquired the former Rite Aid building in Yucca Valley, California, The building adjoins the Company’s Yucca Valley Retail Center purchased in September 2011. The building was purchased vacant as a result of the relocation of Rite Aid. However, the property remains under lease to the tenant for several more years. The purchase price was approximately $1.1 million all paid in cash. The building consists of approximately17,600 rentable square feet. There are no results of operations included in the six months ended June 30, 2011 and approximately two months results of operations included in the six months ended June 30, 2012.

In June 2012, the Company acquired the Shoreline Medical Building for the purchase price of approximately $6.4 million. The Property is a two-story medical office building under a single tenant lease that was built in 1980. The land consists of approximately 38,600 square feet with a building on it of approximately15,335 rentable square feet in Half Moon Bay, California. Half Moon Bay is approximately 25 miles south of San Francisco and 10 miles west of San Mateo. The Company made a down payment of approximately $2.3 million and financed the remainder of the purchase price through a fixed rate mortgage with interest at 5.1%. The interest rate is subject to change at the 3 and 6 year anniversaries of the loan. There are no results of operations included in the six months ended June 30, 2011 and approximately one months results of operations included in the six months ended June 30, 2012.

In June 2012, NetREIT Dubose and Dubose Model Home Investors #201 LP acquired 14 model home properties in New Jersey and Pennsylvania and leased them back to the home builder. The purchase price for the properties was approximately $5.0 million. The purchase price paid was through a cash payment of approximately $2.0 million and promissory notes totaling approximately $3.0 million. There are no results of operations included in the six months ended June 30, 2011 and approximately one months results of operations included in the six months ended June 30, 2012.

The Company disposed of the following properties in 2012:

During the six months ended June 30, 2012, NetREIT Dubose and the other model home entities disposed of seventeen model home properties. The sales price, net of selling costs, aggregated approximately $4.7 million and approximately $1.0 million in mortgage notes payable were retired in connection with these sales. The Company recognized a gain of $99,075 related to the sale of these model homes.

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011.

Revenues

Total revenue was $4,273,140 for the three months ended June 30, 2012, compared to $3,297,223 for the same period in 2011, an increase of $975,917, or 29.6%. The increase in rental income as reported in 2012 compared to 2011 is primarily attributable to:

●
The addition of the six properties acquired in 2011 and 2012 and the addition of the model home properties which generated an additional $791,111 of rent and fee income in the three months ended June 30, 2012 compared to the same period in 2011, including approximately $461,000 increase in rent and fee income from model homes; and

●	An increase of rental income of approximately $184,806 for properties owned for the full three months ended June 30, 2012.

Overall rental and fee revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2012 and 2011 for an entire year and future acquisitions of real estate assets.

Interest income was $20,125 for the three months ended June 30, 2012, compared to $23,417 for the same period in 2011, a decrease of $3,292, or 14.0%. The decrease was primarily attributable to a decrease in cash balances in 2012 that were invested in interest bearing accounts.

Rental Operating Expenses

Rental operating expenses were $1,331,904 for the three month period ended June 30, 2012 compared to $1,241,519 for the same period in 2011, an increase of $90,385, or 7.3%. The increase in operating expense year over year is primarily attributable to the same reasons that rental revenue increased except there are no increases in rental operating costs associated with the increase in model home rental income. Rental operating costs as a percentage of rental income was 31.2% and 37.7% for the six months ended June 30, 2012 and 2011, respectively. The decrease in operating costs as a percentage of revenue is primarily due to one-time property tax expense reductions resulting from the positive outcome of appealing assessed values.

Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Interest Expense

Interest expense, including amortization of deferred finance charges, increased by $303,963, to $1,071,686, or 39.6% during the three month period ended June 30, 2012 compared to $767,723 for the same period in 2011.  The primary reason for the increase is the mortgage debt additions related to the acquisitions after June 30, 2011 of Yucca Valley Retail Center, the Port of San Diego Complex, the Shoreline Medical Building and additional model home properties. In addition, the Company refinanced its Rangewood Medical Office Property, Regatta Square, Morena Office Center and Pacific Oaks Plaza properties to raise additional cash for anticipated acquisitions.

The weighted average interest rate as of June 30, 2012 was 5.64% compared to 5.71% as of June 30, 2011.

The following is a summary of our interest expense on loans by property for the three months ended June 30, 2012 and 2011:

	Date Acquired
	or financed	2012	2011

Havana/Parker Complex	June 2006	$52,928	$54,184
Garden Gateway Plaza	March 2007	143,498	147,661
World Plaza	September 2007	—	42,044
Waterman Plaza	August 2008	58,424	59,652
Sparky’s Thousand Palms Self-Storage	August 2009	60,463	61,860
Sparky’s Hesperia East Self-Storage	December 2009	24,845	21,558
Dubose Acquisition Partners II, LP	March 2010	23,802	33,498
Dubose Acquisition Partners III, LP	March 2010	—	32,042
Sparky’s Rialto Self-Storage	May 2010	41,313	36,173
Genesis Plaza	August 2010	55,991	57,291
Dubose Model Home Income Fund #3, LTD	December 2010	—	31,912
Dubose Model Home Income Fund #4, LTD	December 2010	—	20,918
Dubose Model Home Income Fund #5, LTD	December 2010	—	30,449
NetREIT Dubose Model Home REIT, Inc.	October 2010	101,138	62,664
Dakota Bank Buildings	May 2011	81,464	32,775
Casa Grande Apartments	June 2011	14,914	2,836
Executive Office Park	June 2011	65,529	10,216
Yucca Valley Retail Center	September 2011	46,978	—
Rangewood Medical Office Building	December 2011	13,899	—
Regatta Square	December 2011	15,889	—
Dubose Model Home Investor Fund #113, LP	December 2011	6,488	—
Dubose Model Home Investors #201, LP	December 2011	26,528	—
Port of San Diego Complex	December 2011	143,344	—
Morena Office Center	May 2012	18,135	—
Pacific Oaks Plaza	May 2012	12,332	—
Shoreline Medical Building	June 2012	18,405	—
Amortization of deferred financing costs		45,379	29,990
		$1,071,686	$767,723

General and Administrative Expenses

General and administrative expenses increased by $124,714 to $1,071,552 for the three months ended June 30, 2012, compared to $946,838 for the same period in 2011. As a percentage of rental and fee income, general and administrative expenses were 25.1% and 28.7% for the three months ended June 30, 2012 and 2011, respectively. In comparing our general and administrative expenses with other REITs, you should take into consideration that we are a self-administered REIT, which means such expenses are greater for us than an advisory administered REIT. We expect general and administrative expenses as a percentage of revenues to continue to decline in the future as our revenues continue to increase at a faster rate than our expense.

For the three months ended June 30, 2012, our salaries and employee related expenses increased $64,912 to $582,411 compared to $517,499 for the same three months in 2011, an increase of 12.5%. The increase in salary and employee expenses in 2012 was primarily attributable to the inclusion of marketing staff in 2012 whereas in 2011, our marketing staff and related costs were capitalized and amortized against stock issuance costs. This change is the result of NetREIT terminating its capital raising activities through its private placement at the end of 2011. In addition, the Company annually grants salary increases to employees effective January 1 each year. Further, on an annual basis, effective January 1 of each year, the Company grants shares of restricted stock that vest over 3 to 5 years. In the three month period ended June 30, 2012, amortization expense related to an increase in the awards increased by $7,770 to $58,702, compared to $50,932 in the same period last year.

Legal, accounting and public company related expenses and decreased by $81,408 to $100,051 for the three months ended June 30, 2012, compared to $181,459 during the same period in 2011. The decrease is due to a combination of a decline in the use of outside legal services and a decrease in proxy solicitation costs.

Insurance related expenses increased by $22,425 to $85,206 for the three months ended June 30, 2012 compared to $62,781 for the same period in 2011. The primary reason for the increase is due to increased directors and officers insurance premiums. The increase is also attributable to the overall growth of the Company as well as general rate increases.

Other increases to general and administrative costs are also attributable to formerly capitalized costs associated with capital raising activities that are treated as expenses in the current period.

Gain/Loss on Sale of Real Estate Assets

In the three month period ended June 30, 2012, the Company had gains on the sale of model home properties of $54,993 compared to $57,790 for the same three months of 2011.

Net Loss

Net loss for the three months ended three months ended June 30, 2012 was $433,221, or $0.03 loss per share, compared to a net loss for the three months ended June 30, 2011 of $730,405, or $0.05 loss per share. The quarter over quarter improvement in the three months ended June 30, 2012was primarily attributable to an increase of rental income over rental operating costs of $913,408 for the three months ended June 30, 2012 compared to the same period last year offset by an increase in interest expense of $303,963.

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 and 2011.

Revenues

Total revenue was $8,361,326 for the six months ended June 30, 2012, compared to $6,624,453 for the same period in 2011, an increase of $1,736,873, or 26.2%. The increase in rental income as reported in 2012 compared to 2011 is primarily attributable to:

●
The addition of the six properties acquired in 2011 and 2012 and the addition of the model home properties which generated an additional $1,519,310 of rent income in the six months ended June 30, 2012 compared to the same period in 2011; and

●	An increase of rental of approximately $217,563 for properties owned for the full six months ended June 30, 2012.

Overall rental and fee revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2011 and 2012 for an entire year and future acquisitions of real estate assets.

Interest income was $40,484 for the six months ended June 30, 2012, compared to $47,591 for the same period in 2011, a decrease of $7,107, or 14.9%. The decrease was primarily attributable to a decrease in 2012 cash balances invested in interest bearing accounts.

Rental Operating Expenses

Rental operating expenses were $2,665,035 for the six months ended June 30, 2012 compared to $2,348,978 for the same period in 2011, an increase of $316,057, or 13.5%. The increase in operating expense year over year is primarily attributable to the same reasons that rental revenue increased. Rental operating costs as a percentage of rental income was 31.9% and 35.5% for the six months ended June 30, 2012 and 2011, respectively. The decrease in operating costs as a percentage of revenue is primarily due to one-time property tax expense reductions resulting from the positive outcome of appealing assessed values.

Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Interest Expense

Interest expense, including amortization of deferred finance charges, increased by $557,083, to $2,053,170 during the six months ended June 30, 2012 compared $1,496,087 for the same period in 2011.  The primary reason for the increase is the mortgage debt additions related to the acquisitions after June 30, 2011 of Yucca Valley Retail Center, the Port of San Diego Complex, the Shoreline Medical Building and additional model home properties. In addition, the Company refinanced its Rangewood Medical Office Property, Regatta Square, Morena Office Center and Pacific Oaks Plaza properties to raise additional cash for anticipated acquisitions.

The weighted average interest rate as of June 30, 2012 was 5.64% compared to 5.71% as of June 30, 2011.

The following is a summary of our interest expense on loans by property for the six months ended June 30, 2012 and 2011:

	Date Acquired
	or financed	2012	2011

Havana/Parker Complex	June 2006	$106,182	$108,081
Garden Gateway Plaza	March 2007	288,061	296,323
World Plaza	September 2007	—	84,603
Waterman Plaza	August 2008	117,162	119,598
Sparky’s Thousand Palms Self-Storage	August 2009	121,287	124,056
Sparky’s Hesperia East Self-Storage	December 2009	53,302	42,968
Dubose Acquisition Partners II, LP	March 2010	52,859	71,371
Dubose Acquisition Partners III, LP	March 2010	—	59,165
Sparky’s Rialto Self-Storage	May 2010	76,899	72,151
Genesis Plaza	August 2010	112,313	114,898
Dubose Model Home Income Fund #3, LTD	December 2010	1,308	71,363
Dubose Model Home Income Fund #4, LTD	December 2010	2,771	46,841
Dubose Model Home Income Fund #5, LTD	December 2010	349	72,524
NetREIT Dubose Model Home REIT, Inc.	October 2010	180,928	110,528
Dakota Bank Buildings	May 2011	163,319	32,775
Casa Grande Apartments	June 2011	29,898	2,836
Executive Office Park	June 2011	131,277	10,216
Yucca Valley Retail Center	September 2011	93,352	—
Rangewood Medical Office Building	December 2011	27,989	—
Regatta Square	December 2011	31,861	—
Dubose Model Home Investor Fund #113, LP	December 2011	12,977	—
Dubose Model Home Investors #201, LP	December 2011	31,663	—
Port of San Diego Complex	December 2011	282,952	—
Morena Office Center	May 2012	18,135	—
Pacific Oaks Plaza	May 2012	12,332	—
Shoreline Medical Building	June 2012	18,405	—
Amortization of deferred financing costs		85,589	55,790
		$2,053,170	$1,496,087

General and Administrative Expenses

General and administrative expenses increased by $331,730 to $2,196,270 for the six months ended June 30, 2012, compared to $1,864,540 for the same period in 2011. As a percentage of rental and fee income, general and administrative expenses were 26.3% and 28.1% for the six months ended June 30, 2012 and 2011, respectively. In comparing our general and administrative expenses with other REITs, you should take into consideration that we are a self- administered REIT, which means such expenses are greater for us than an advisory administered REIT.

For the six months ended June 30, 2012, our salaries and employee related expenses increased $127,250 to $1,236,308 compared to $1,109,057 for the same three months in 2011, an increase of 11.5%. The increase in salary and employee expenses in 2012 was primarily attributable to the inclusion of marketing staff in 2012 whereas in 2011, our marketing staff and related costs were capitalized and amortized against stock issuance costs. These costs include a one-time charge for a marketing staff reduction of $57,000 for severance costs. This change is the result of NetREIT terminating its capital raising activities through its private placement at the end of 2011. In addition, the Company annually grants salary increases to employees effective January 1 each year. Further, on an annual basis, effective January 1 of each year, the Company grants shares of restricted stock that vest over 3 to 5 years. In the six month period ended June 30, 2012, amortization expense related to an increase in the awards increased by $38,976 to $142,528, compared to $103,552 in the same period last year.

Legal, accounting and public company related expenses and increased by only $526 to $259,584 for the six months ended June 30, 2012, compared to $259,058 during the same period in 2011. The increase is due to our completion of an acquisition audit filing with the SEC and having tax returns prepared for several of our partnerships earlier this year than the prior year.

Insurance related expenses increased by $36,657 to $166,300 for the six months ended June 30, 2012 compared to $129,643 for the same period in 2011. The increase is primarily due to increased Directors and Officer liability premiums as well as increases in benefit.

Other increases to general and administrative costs are also attributable to formerly capitalized costs associated with capital raising activities that are treated as expenses in the current period where they were capitalized and amortized as stock issuance costs in the prior year.

Gain/Loss on Sale of Real Estate Assets

In the six month period ended June 30, 2012, the Company had gains on the sale of model home properties of $99,075 compared to net losses of $24,487 for the same three months of 2011.

Net Loss

Net loss for the six months ended June 30, 2012 was $1,004,832, or $0.07 loss per share, compared to a net loss for the six months ended June 30, 2011 of $1,269,204, or $0.09 loss per share. The decrease in net loss of $264,372 in the six month period ended June 30, 2012 was primarily attributable to an increase of approximately $679,000 in income from operations and an approximate increase of $124,000 gain on sale of real estate offset by an increase in interest expense of approximately $557,000.

LIQUIDITY AND CAPITAL RESOURCES

As discussed above under Economic Environment, during 2012, there have been indications of economic improvement and stabilization in the equity markets. However, we expect the market turbulence could continue in the commercial real estate arena as mortgage financings originated over the past five to seven years mature.

We believe that as a result of the trends, new mortgage financing will remain less favorable in terms of loan amount to value as pre-recession days, which may negatively impact our ability to finance future acquisitions. Long-term interest rates remain relatively low by historical standards but we anticipate that interest rates will increase in the next couple of years.  On the other hand, we believe the negative trends in the mortgage markets for smaller properties and in some geographic locations have reduced property prices and may, in certain cases, reduce competition for those properties.

Overview

We actively seek investments that are likely to produce income in order to pay distributions as well as long-term gains for our stockholders.  Our future sources of liquidity include cash and cash equivalents, cash flows from operations, new mortgages on our unencumbered properties, refinancing of existing mortgages and the possible sale of additional equity securities.  Our available liquidity at June 30, 2012 was approximately $21.3 million, including $1.3 million in cash and cash equivalents and an estimated borrowing capacity of approximately $20 million from potential mortgages on unencumbered properties. We do not have any arrangement with any financial institution to borrow any amount and therefore we cannot be certain a financial institution would loan that amount on the unencumbered properties or the timing of such borrowings.

At the current time we do not have a revolving line of credit but we have been exploring the possibilities of obtaining such a line of credit.  We cannot guarantee that we will be able to consummate a line of credit in the near future.

Our future capital needs include the acquisition of additional properties as we as expand our investment portfolio, pay down existing borrowings and the payment of a competitive distribution to our shareholders. To ensure that we are able to effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. Our short term liquidity needs include proceeds necessary to pay the debt service on existing mortgages, fund our current operating costs and fund our distribution to stockholders. Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments.

We believe that our cash flow from our existing portfolio when operational for the full term is sufficient to pay the debt service costs on our existing mortgages, fund our operating costs in the near term and fund our distribution to stockholders at the current rate.  During the six months ended June 30, 2012 our net cash provided by operating activities was approximately $1.9 million and our cash portion of stockholder distributions was approximately $2.0 million.  However, if our cash flow from operating activities is not sufficient to fund our short term liquidity needs, including the payment of cash dividends at current rates to our shareholders, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness or we will reduce the rate of distribution to the shareholders.

We further believe that our cash flow from operations along with the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs.  We are continually reviewing our existing portfolio for properties that have met maximized short and long term potential with the intent of selling those properties and reinvesting the proceeds in properties that have equivalent or better short term benefits and better long term potential.  We have identified two properties and have listed them for sale at this time.  We have also identified 14 model home properties held for sale in the normal course of business. We expect to obtain additional mortgages and assumption of existing debt collateralized by some or all of our real property in the future to meet our long-term liquidity needs.  If we are unable to arrange a line of credit, borrow on unencumbered properties, or sell securities to the public we may not be able to acquire additional properties to meet our long-term objectives.

Equity Capital

On December 31, 2011 we terminated our ongoing private placement offering. On December 28, 2011, we issued $1.6 million of 6.3% Convertible Preferred equity in connection with the acquisition of a $14.5 million property in a DownREIT in December 2011.  The Company is currently in the process of exploring alternatives to raise additional equity.  Our ability to access equity markets will be dependent on a number of factors including general market conditions for the REIT industry and market perception of our Company.

Debt Capital

We obtained approximately $4.2 million during the second quarter of 2012 from the proceeds of financing two previously unencumbered properties through mortgage notes with a 4.5% interest rate.  The proceeds of these notes were used to acquire additional properties. We anticipate raising additional capital by obtaining loans on our other unencumbered properties without a material increase to our leverage percentage to the company as a whole.

However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the underwriting value of our unencumbered properties and borrowing restrictions that may be imposed by a lender.

Cash and Cash Equivalents

At June 30, 2012, we had approximately $1.3 million in cash and cash equivalents compared to approximately $4.9 million at December 31, 2011. We intend to use this cash for general corporate purposes and distributions to our shareholders.

Our cash and cash equivalents are held in bank accounts at third party institutions and consist of invested cash and cash in our operating accounts.  During 2012 or 2011, we did not experience any loss or lack of access to our cash or cash equivalents.

Debt

As of June 30, 2012, NetREIT had mortgage notes payable in the aggregate principal amount of $64.2 million, collateralized by a total of 17 non model home properties with terms at issuance ranging from 3 to 30 years.  The weighted-average interest rate on the mortgage notes payable as of June 30, 2012 was approximately 5.64%.  Our debt to book value on these properties is approximately 48.0% and we have 6 non model home properties with a net book value of 25.3 million that are unencumbered.  We do not have any mortgage debt balloon principal payments on these properties due during 2012 or 2013.

As of June 30, 2012, NetREIT Dubose had 62 fixed-rate mortgage notes payable in the aggregate principal amount of $9.0 million, collateralized by a total of 62 model home properties, an average of $145,740 per home. These loans generally have a term at issuance of five years.  The weighted-average interest rate on these mortgage notes payable as of June 30, 2012  was 5.67%.  Our debt to net book value on these properties is approximately 51.0%. The Company has guaranteed these promissory notes.  The balloon principal payments on the notes payable are in 2015 and 2016 and are typically tied to the end of the lease and sale of the model home securing the debt.

As of June 30, 2012, limited partnerships that the Company has a limited partnership interest in had 24 fixed-rate mortgage note payables in the aggregate principal amount of $5.6 million, collateralized by a total of 24 model home properties, an average of $233,000 per home.  The debt to book value on these properties is approximately 52.0%.  All of the free cash flow on these limited partnerships is being held or applied to the loan balances with no distribution to the partners until all homes have been sold.  All of the properties will be sold at the end of the lease agreements and we believe that all properties will be sold for more than the mortgage debt balloon amount.

Despite the disruptions in the debt market discussed in “Overview” above, we believe that we will be able to refinance maturing debts on or before scheduled maturity dates.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2012 was approximately $1.9 million compared to net cash provided by operating activities of approximately $400,000 for the six months ended June 30, 2011. The increase of approximately $1.5 million was primarily due to an increase in net operating income of our properties of approximately $1.4 million primarily due to the acquisitions acquired during the last nine months of 2011.

Although the cash from operating activities did not cover the cash portion of the distribution to our stockholders during the six months ended June 30, 2012 of approximately $2.0 million, taken together with the proceeds received from the sale of model homes the cash component of the dividend was adequately covered out of cash flow.  We anticipate that with the inclusion of the recent acquisitions and the anticipated acquisitions during the next couple of years that the cash provided by operating activities will cover the cash distribution to shareholders in the future.

Investing Activities

Net cash used in investing activities was approximately $16.7 million during the six months ended June 30, 2012, compared to $9.3 million in the same period in 2011. During the period, approximately $21.1 million was used to acquire properties compared to $13.5 million in 2011.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 was approximately $11.3 million. The cash provided by financing activities was attributable to the proceeds from mortgage notes payable net of repayments of approximately $12.9 million. The Company paid approximately $2.0 million in cash distributions to shareholders during the six months ended June 30, 2012.

Net cash provided by financing activities for the six months ended June 30, 2011 was approximately $10.3 million, which consisted of approximately $5.3 million net proceeds from the sale and issuance of our common stock and proceeds from mortgage notes payable, net of repayments of approximately $7.1 million. The Company paid approximately $1.7 million in cash distributions to shareholders during the six months ended June 30, 2011.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and interest payments on our fixed and variable rate debt at June 30, 2012 and provides information about the minimum commitments due in connection with our ground lease obligation. Our secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of such debt becoming immediately due and payable.

We are in compliance with all conditions and covenants of our loans.

	Less than			More than
	a year	1-3 Years	3-5 Years	5 Years
	2012	(2013-2014)	(2015-2016)	(After 2016)	Total
Principal payments - secured debt	$1,006,152	$20,403,557	$24,501,177	$18,325,047	$64,235,933
Interest payments - fixed rate debt	1,234,811	4,561,099	2,481,417	2,822,326	11,099,653
Interest payments - variable rate debt	560,347	1,360,329	863,422	2,335,246	5,119,344
Model home properties - secured debt	731,310	2,827,718	5,051,587	5,977,499	14,588,114
Model home properties - interest payments	471,955	1,412,864	1,263,500	114,493	3,262,812
Ground lease obligation (1)	10,955	43,820	43,820	1,271,220	1,369,815
	$4,015,530	$30,609,387	$34,204,923	$30,845,831	$99,675,671

(1) Ground lease obligation represents the ground lease payments due on our World Plaza Property.

Other Liquidity Needs

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify and maintain our qualification as a REIT for federal income tax purposes. Accordingly, we intend to continue to make regular quarterly distributions to our common shareholders from cash flow from operating activities.  We are not contractually bound to make regular quarterly dividend distributions to our common stock holders since we have a net loss carry-forward that will offset any taxable income in 2012. In the past we have distributed cash amounts in excess of our taxable income resulting in a return of capital to our shareholders. We currently have the ability to decrease our distributions while still meeting our REIT requirement for 2012. If our net cash provided by operating activities and gains on sale of real estate (assuming we are successful in selling any of our properties) do not exceed our intended distributions to our common shareholders, we would have to borrow funds to pay the distribution or reduce or eliminate the distribution. We consider market factors and our historical and anticipated performance in addition to REIT requirements in determining our distribution levels.

In addition, this difficult economic environment has and still could adversely affect our tenants’ financial condition and make it difficult for them to continue to meet their obligations to us. We have been successful maintaining relatively even levels of occupancy at our stabilized properties; however, overall progress to date in the office leasing velocity and pricing has been inconsistent both regionally and across assets of differing quality.  Vacancy rates in our markets appear to have reached the top and are starting to descend at a slow pace. During 2012, we experienced the highest levels of new leasing activity since the beginning of the economic downturn. Several years may be required before vacancy rates decline sufficiently to support meaningful growth in rents.

Our occupancy for same store, properties held for the total period of June 30, 2011to June 30, 2012 increased as follows:

	2012	2011	Increase
Office Properties	83.6%	79.9%	4.6%
Retail Properties	91.7%	87.7%	4.6%
Self-storage Properties	64.0%	61.7%	3.7%

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

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

The following table presents our FFO for the three and six months ended June 30, 2012 and 2011. FFO should not be considered an alternative to net income (loss), as an indication of our performance, nor is FFO indicative of funds available to fund our cash needs or our ability to make distributions to our shareholders. In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of debt, each of which may impact the amount of cash available for distribution to our shareholders.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net loss	$(433,221)	$(730,405)	$(1,004,832)	$(1,269,204)
Adjustments:
Income attributable to noncontrolling interests	(92,187)	(150,203)	(200,354)	(226,118)
Depreciation and amortization	1,265,183	1,205,483	2,284,993	1,952,678
(Gain) loss on sale of real estate assets	(54,993)	(57,790)	(99,075)	24,487
Funds from Operations	$684,782	$267,085	$980,732	$481,843

FFO increased in the three month period ended June 30, 2012 by $417,697, or 156.4%, to $684,782 compared to $267,085 for the same period in 2011. For the six months ended June 30, 2012, FFO increased by $498,889, or 103.5%, to $980,732 compared to $481,843 for the same period in 2011. The increase in FFO is due to the increase in the Company’s real estate portfolio and improving performance at some of the existing properties.

On a GAAP basis, cash flow provided by operating activities was $1,894,503 and $400,463 for the six months ended June 30, 2012 and 2011, respectively.

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

The following table presents our MFFO for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Funds from operations	$684,782	$267,085	$980,732	$481,843
Adjustments:
Straight line rent adjustment	(68,174)	(72,856)	(153,052)	(118,178)
Above and below market rents	82,522	56,941	232,667	89,307
Acquisition costs	81,502	25,683	115,219	45,007
Modified Funds from Operations	$780,632	$276,853	$1,175,566	$497,979

MFFO increased in the three month period ended June 30, 2012 by $503,779, or 182.0%, to $780,632 compared to $276,853 for the same period in 2011. For the six months ended June 30, 2012, MFFO increased by $677,587, or 136.1%, to $1,175,566 compared to $497,979 for the same period in 2011. The increase in MFFO is due to the increase in the Company’s real estate portfolio and improving performance at some of the existing properties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2012, the Company also sold 217,592 shares of its common stock to certain of its existing shareholders under its dividend reinvestment plan. The shares were sold directly by the Company without underwriters to a total of 1,486 persons participating in the plan. The Company sold these shares under its registration statement on Form S-3 filed with the Securities and Exchange Commission on January 17, 2012 file number 333-179029.

Issuer Purchases of Equity Securities
(d)
Maximum
			(c)	Number (or
			Total	Approximate
			Number of	Dollar
			Shares (or	Value) of
			Units)	Shares (or
			Purchased	Units)
			as Part of	that May
	(a)		Publicly	Yet Be
	Total	(b)	Announced	Purchased
	Number of	Average	Plans or	Under
	Shares	Price Paid	Programs	the Plans or
Period	Purchased	per Share	(1)	Programs (1)
April 1 — April 30, 2012 (Related Parties) (2)	1,395	$8.60
April 1 — April 30, 2012	1,955	8.00

Total	3,350	$8.25

1.	The Company does not have a formal policy with respect to a stock repurchase program and typically restricts repurchases to hardship cases only.

2.
In April 2012, the Company purchased 1,395 shares of its vested restricted common stock from an independent member of its Board of Directors for a total of $12,000. The shares purchased are in the process of transferring from the Director’s personal account to an Individual Retirement Account pending acceptance of the transaction by the custodian.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description

31.1
Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

31.2
Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

31.3
Certification of the Company’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2012	NetREIT, Inc.

	By:	/s/ Jack K. Heilbron
Name: Jack K. Heilbron
Title: Chief Executive Officer

By:	/s/ Kenneth W. Elsberry
Name: Kenneth W. Elsberry
Title: Chief Financial Officer
By:	/s/ J. Bradford Hanson
Name: Bradford Hanson
Title: Principal Financial and Accounting Officer