Form 10-Q
period 2012-09-30
NETREIT, INC.
filed 2012-11-09
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
Yes ☐ No ☒.

At November 8, 2012, registrant had issued and outstanding 15,609,451 shares of its common stock, $0.01 par value.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

NetREIT, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Real estate assets and lease intangibles, net	$148,409,439	$133,336,214
Mortgages receivable and interest	920,216	1,032,082
Cash and cash equivalents	3,860,286	4,746,530
Restricted cash	839,545	966,687
Assets held for sale	11,052,063	14,736,462
Other real estate owned	2,178,531	2,178,531
Other assets, net	4,914,425	4,655,425

TOTAL ASSETS	$172,174,505	$161,651,931

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable	$72,748,381	$59,658,789
Accounts payable and accrued liabilities	4,664,121	3,831,188
Liabililities related to assets held for sale	5,321,321	6,440,875
Dividends payable	1,104,427	1,008,699
Total liabilities	83,838,250	70,939,551

Commitments and contingencies

Shareholders’ equity:
Convertible series AA preferred stock, $0.01 par value, $25 liquidating preference, shares authorized: 1,000,000; no shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Convertible series 6.3% preferred stock, $0.01 par value, $1,000 liquidating preference, shares authorized: 10,000; 1,649 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	16	16
Common stock series A, $0.01 par value, shares authorized: 100,000,000; 15,609,451 and 15,287,998 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	156,095	152,881
Common stock series B, $0.01 par value, shares authorized: 1,000; no shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	133,445,564	130,416,731
Dividends in excess of accumulated losses	(55,457,122)	(47,777,886)
Total shareholders’ equity before noncontrolling interest	78,144,553	82,791,742
Noncontrolling interest	8,697,414	6,249,040
Noncontrolling interest related to assets held for sale	1,494,288	1,671,598
Total shareholders’ equity	88,336,255	90,712,380

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$172,174,505	$161,651,931

See notes to condensed consolidated financial statements.

NetREIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended,		Nine Months Ended,
	2012	2011	2012	2011

Rental income	$4,098,552	$3,221,345	$11,755,787	$9,021,727
Fee and other income	245,939	122,955	436,422	473,751
	4,344,491	3,344,300	12,192,209	9,495,478

Costs and expenses:
Rental operating costs	1,433,570	1,237,491	3,955,280	3,447,532
General and administrative	980,508	791,655	3,176,778	2,656,195
Depreciation and amortization	1,178,239	995,946	3,446,529	2,858,802
Total costs and expenses	3,592,317	3,025,092	10,578,587	8,962,529

Income from operations	752,174	319,208	1,613,622	532,949

Other income (expense):
Interest expense	(1,106,966)	(751,326)	(3,037,641)	(2,121,382)
Interest income	22,277	54,605	62,761	102,196
Gain (loss) on sale of real estate	81,695	(32,424)	180,770	(56,911)
Gain on dissolution of partnership interests	285,247	—	285,247	—
Total other expense, net	(717,747)	(729,145)	(2,508,863)	(2,076,097)

Net income (loss) from continuing operations	34,427	(409,937)	(895,241)	(1,543,148)

Discontinued operations
Income from discontinued operations	61,206	50,080	149,150	115,084
Asset impairments	(358,000)	—	(358,000)	—
(Loss) income from discontinued operations	(296,794)	50,080	(208,850)	115,084

Net loss before noncontrolling interests	(262,367)	(359,857)	(1,104,091)	(1,428,064)

Income attributable to noncontrolling interests	114,051	57,740	277,159	258,737

Net loss attributable to common stockholders	$(376,418)	$(417,597)	$(1,381,250)	$(1,686,801)

Basic and diluted (loss)/income per common share:
Continuing operations	$—	$(0.03)	$(0.08)	$(0.13)
Discontinued operations	(0.02)	—	(0.01)	0.01
Basic and diluted:	$(0.02)	$(0.03)	$(0.09)	$(0.12)

Weighted average number of common shares outstanding - basic and diluted (1)	15,503,302	14,080,428	15,435,746	13,678,716

(1) Data is adjusted for a 5% stock dividend declared in December 2011.

See notes to condensed consolidated financial statements.

NetREIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

Nine Months Ended September 30, 2012

	Convertible Series 6.3% Preferred Stock		Common Stock		Additional Paid-in	Dividends In Excess of Accumlated	Total NetREIT, Inc Shareholders’	Non- controlling	Non-cont- rolling Related to Assets Held for
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Sale	Total

Balance, December 31, 2011	1,649	$16	15,287,998	$152,881	$130,416,731	$(47,777,886)	$82,791,742	$6,249,040	$1,671,598	$90,712,380

Net (loss) income						(1,381,250)	(1,381,250)	277,159		(1,104,091)

Conversion of partnership interests to common stock			17,060	171	143,734		143,905		(143,905)	—

Repurchase of common stock - related parties			(18,455)	(184)	(155,720)		(155,904)			(155,904)

Repurchase of common stock			(1,955)	(20)	(15,640)		(15,660)			(15,660)

Dividends paid			213,524	2,134	2,024,860	(4,184,358)	(2,157,364)			(2,157,364)

Dividends declared			106,149	1,062	1,008,139	(2,113,628)	(1,104,427)			(1,104,427)

Issuance of vested restricted stock			5,130	51	42,355		42,406			42,406

Contributions received from noncontrolling interests net of distributions paid								2,171,215	(33,405)	2,137,810

Stock issuance costs					(18,895)		(18,895)			(18,895)

Balance, September 30, 2012	1,649	$16	15,609,451	$156,095	$133,445,564	$(55,457,122)	$78,144,553	$8,697,414	$1,494,288	$88,336,255

See notes to condensed consolidated financial statements.

NetREIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,381,250)	$(1,686,801)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,660,692	3,106,614
Stock compensation	365,056	274,852
(Gain) loss on sale of real estate assets	(180,770)	56,911
Bad debt expense	63,078	51,429
Asset impairments	358,000	—
Income attributable to noncontrolling interests	277,159	258,737
Other assets	(180,599)	(1,105,687)
Accounts payable and accrued liabilities	434,823	65,111
Net cash provided by operating activities	3,416,189	1,021,166

Cash flows from investing activities:
Real estate acquisitions	(21,052,518)	(22,404,080)
Building and tenant improvements	(872,074)	(825,937)
Proceeds on sale of real estate assets	6,503,816	6,566,951
Deposits on potential acquisitions	—	(150,000)
Net repayments (purchase) of notes receivable	111,866	(112,602)
Restricted cash	127,142	(391,162)
Net cash used in investing activities	(15,181,768)	(17,316,830)

Cash flows from financing activities:
Proceeds from mortgage notes payable	16,122,341	17,501,890
Repayment of mortgage notes payable	(4,076,843)	(8,178,513)
Net proceeds from issuance of common stock	—	7,993,768
Repurchase of common stock	(15,660)	(302,075)
Repurchase of common stock - related parties	(155,904)	(82,520)
Deferred stock issuance costs	—	(171,362)
Stock issuance costs	(18,895)	—
Contributions received from noncontrolling interests in excess of distributions paid	2,137,810	354,696
Dividends paid	(3,166,063)	(2,614,325)
Net cash provided by financing activities	10,826,786	14,501,559

Net decrease in cash and cash equivalents	(938,793)	(1,794,105)

Cash and cash equivalents:
Beginning of year	4,746,530	7,028,090

Change in cash of assets held for sale	52,549	—

End of period	$3,860,286	$5,233,985

Supplemental disclosure of cash flow information:
Interest paid	$3,128,998	$2,444,793

Non-cash investing and financing activities:
Reclassification of assets held for sale	$1,296,868	$—
Conversion of partnership interests into common stock	$143,905	$—
Reinvestment of cash dividend	$3,036,195	$2,867,241
Accrual of dividends payable	$1,104,427	$967,927

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

The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, retail, self-storage and residential properties located in the western United States. As of September 30, 2012, including properties held for sale, the Company owned or had an equity interest in ten office buildings and one industrial building (“Office Properties”) which total approximately 705,000 rentable square feet, four retail shopping centers and a 7-Eleven property (“Retail Properties”) which total approximately 189,000 rentable square feet, six self-storage facilities (“Self-Storage Properties”) which total approximately 581,000 rentable square feet, one 39 unit apartment building and 87 model homes investments owned by eight limited partnerships (“Residential Properties”).

The Company is a General Partner in five limited partnerships (NetREIT 01 LP, NetREIT Palm Self-Storage LP, NetREIT Casa Grande LP, NetREIT Garden Gateway LP and NetREIT National City Partners, LP) and is the sole Managing Member in one limited liability company (Fontana Medical Plaza, LLC) all with ownership in real estate income producing properties. In addition, the Company is a limited partner in eight partnerships that purchase and leaseback model homes from developers (Dubose Acquisition Partners II and III or “DAP II and DAP III,” “Dubose Model Home Income Fund #3, LTD.,” “Dubose Model Home Income Fund #4, LTD.,” “Dubose Model Home Income Fund #5, LTD.,” “Dubose Model Home Investors Fund #113, LP,” “Dubose Model Home Investors #201, LP,” and “NetREIT Dubose Model Home REIT, LP”). We refer to these entities collectively, as the “Partnerships”. The limited partnerships have been consolidated into the financial statements of the Company in accordance with guidelines attributable to variable interest entities. DAP III has recently sold its last model home and is in the process of liquidating.

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

In 2010, the Company formed a new subsidiary, NetREIT Advisors, LLC, a wholly-owned Delaware limited liability company, and sponsored the formation of NetREIT Dubose Model Home REIT, Inc. (“NetREIT Dubose”), a Maryland corporation. NetREIT Dubose, a proposed REIT, invests in Model Homes it purchases from developers in transactions whereby the developer leases back the Model Home under a short term lease, typically one to three years in length. Upon expiration of the lease, NetREIT Dubose seeks to re-lease the Model Home until such time as it is able to sell the property. NetREIT Dubose owns substantially all of its assets and conduct its operations through a its operating partnership called NetREIT Dubose Model Home REIT, LP (“Operating Partnership”) which is a wholly-owned Delaware limited partnership. NetREIT Advisors, LLC serves as advisor to NetREIT Dubose.

NetREIT Dubose is authorized to issue up to 25 million shares of $0.01 shares of stock. Of these authorized shares, 20 million are common stock and 5 million are preferred stock. The Company capitalized NetREIT Dubose with $1.2 million cash in exchange for a convertible promissory note, which was converted to NetREIT Dubose common stock on September 30, 2010. NetREIT Dubose has also commenced raising outside investor capital through a Private Placement Memorandum (“PPM”). NetREIT Dubose intends to sell 1 million shares of its common stock at $10.00 per share, or $10 million under the initial offering. The Company also has the option to increase the maximum offering amount to 2 million shares or $20 million. Through September 30, 2012, NetREIT Dubose has raised approximately $3.8 million from outside investors.

As of September 30, 2012, there were approximately 735,000 shares outstanding of which approximately 412,000 have been issued to parties other than NetREIT, Inc.

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

In August 2011, the Company formed Dubose Advisors, LLC (“Dubose Advisors”) a wholly-owned Delaware limited liability company, and sponsored the formation of Dubose Model Home Investors #201, LP. (“201 Partnership”), a California limited partnership. Dubose Advisors is the general partner and advisor to the 201 partnership. The 201 Partnership invests in Model Homes it purchases from developers in transactions whereby the developer leases back the Model Home under a short term lease, typically one to three years in length similar to NetREIT Dubose. The Company has initially invested $250,000 to capitalize the 201 Partnership and has commenced raising $3,000,000 in outside investor capital through the sale of 60 limited partner units at $50,000 per unit. As of September 30, 2012, the 201 Partnership has raised approximately $2.2 million from outside investors.

In December 2011, the Company completed the formation of a California limited partnership, NetREIT National City Partners, LP (“National City Partnership”), whereby an unrelated limited partner contributed its fee interest in two adjacent multi-tenant industrial properties located in National City, California. The Company refers to the property as the Port of San Diego Complex. The Company contributed $465,975 cash and 1,649.266 shares of $1,000 liquidation value, 6.3% convertible preferred stock to capitalize the limited partnership. In addition, the Company contributed $2.9 million cash which was used to pay down the mortgage loan assumed by the Partnership to a balance of $9.5 million after the paydown. After completing the transactions discussed above, NetREIT has an approximate 75% interest in the National City Partnership as the sole general partner and, as a result, the National City Partnership is included in the consolidated financial statements of the Company.

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the three and nine months ended September 30, 2012 and 2011, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the Securities and Exchange Commission on March 28, 2012.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of NetREIT and its subsidiaries, Fontana Medical Plaza, LLC (“FMP”), NetREIT 01 LP Partnership, NetREIT Casa Grande LP Partnership, NetREIT Palm Self-Storage LP Partnership, NetREIT Garden Gateway, LP and Dubose Acquisition Partners II and III (collectively “the Partnerships”) NetREIT Advisors, LLC (“Advisors”), NetREIT Dubose Model Home REIT, Inc. and its subsidiary, NetREIT Dubose Model Home LP, Dubose Advisors LLC, Model Home Income Funds 3, 4, 5, 113 LTD and Dubose Model Home Investors #201 LP (collectively, the “Income Funds”) and NetREIT National City Partners, LP. As used herein, the “Company” refers to NetREIT, FMP, Advisors and the Partnerships, Income Funds, and the NetREIT National City Partners, LP, collectively. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Earnings and profits that determine the taxability of distributions to shareholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the nine months ended September 30, 2012 and the year ended December 31, 2011, all distributions were considered return of capital to the shareholders and therefore non-taxable.

The Company believes that it has met all of the REIT distribution and technical requirements for the three and nine months ended September 30, 2012 and the year ended December 31, 2011.

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

The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in real estate assets and lease intangibles, net in the accompanying balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below market rents resulted in a net reduction in rental income of approximately $120,000 and $106,000 for the three months ended September 30, 2012 and 2011, respectively. Amortization of above and below market rents resulted in a net reduction in rental income of approximately $353,000 and $195,000 for the nine months ended September 30, 2012 and 2011, respectively.

The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $150,000 and $109,000 for three months ended September 30, 2012 and 2011, respectively. Amortization expense related to these assets was approximately $456,000 and $293,000 for nine months ended September 30, 2012 and 2011, respectively.

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

Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the three months ended September 30, 2012 and 2011 was approximately $847,000 and $907,000, respectively. Depreciation expense for buildings and improvements for the nine months ended September 30, 2012 and 2011, was approximately $2,826,000 and $2,645,000, respectively.

Impairment. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. In the quarter ended September 30, 2012, the Company listed several properties for sale. For certain properties, the proceeds less selling costs is expected to be less than the carrying value of the property which resulted in recording impairment expense related to discontinued operations of $358,000. For the year ended December 31, 2011, the Company determined that an impairment existed in its model home properties not currently held for sale and, as a result, recorded an asset impairment of $30,000. As of September 30, 2012 and 2011, management does not believe indicators of impairment were evident for properties not held for sale and as such, no other impairment charges were recognized.

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

The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Based on the review, no impairment was deemed necessary at December 31, 2011 and, as of September 30, 2012, management does not believe that any indicators of impairment were evident.

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary as of December 31, 2011 and, as of September 30, 2012, management does not believe that any indicators of impairment were evident.

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

Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and includes in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of September 30, 2012 and December 31, 2011.

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

The following is a reconciliation of the denominator of the basic loss per common share computation to the denominator of the diluted loss per common share computations, for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted average shares used for Basic EPS	15,503,302	13,409,931	15,435,746	13,027,349

Add:
5% stock dividend issued in December 2011	—	670,497	—	651,367
Shares used for basic EPS	15,503,302	14,080,428	15,435,746	13,678,716

Effect of dilutive securities:

Incremental shares from share-based compensation	—	—	—	—
Incremental shares from conversion of:
NetREIT 01 LP Partnership	—	—	—	—
NetREIT Casa Grande LP Partnership	—	—	—	—
NetREIT Palm LP Partnership	—	—	—	—
Garden Gateway LP Partnership	—	—	—	—
NetREIT National City Partners LP Partnership	—	—	—	—
Incremental shares from warrants	—	—	—	—
Adjusted weighted average shares used for diluted EPS	15,503,302	14,080,428	15,435,746	13,678,716

Weighted average shares from share based compensation, shares from conversion of NetREIT 01 LP Partnership, Casa Grande LP Partnership, NetREIT Palm Self-Storage LP Partnership, NetREIT Garden Gateway LP Partnership, NetREIT National City Partners LP Partnership and shares from stock purchase warrants with respect to a total of 1,360,096 shares of common stock for the three and nine months ended September 30, 2012 and 974,292 shares of common stock for the three and nine months ended September 30, 2011, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

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

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. The Company’s cash equivalents, mortgage notes receivable, accounts receivable and payables and accrued liabilities all approximate fair value due to their short term nature. Management believes that, based on the nature and term of the notes, the recorded and fair value of notes payable are approximately the same as of September 30, 2012 and December 31, 2011.

During 2011, the Company measured certain model homes at fair value after a determination was made that they were impaired. During 2010, the Company measured a real estate asset at fair value after a determination was made that it was impaired. During the periods ended September 30, 2012 and 2011, except for certain properties held for sale as previously discussed, there were no indicators of impairment requiring adjustment.

As of September 30, 2012 and December 31, 2011, the Company does not have any other assets or any liabilities measured at fair value on a recurring or nonrecurring basis.

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

Reclassifications. Certain reclassifications have been made to prior years consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of consolidated operations or stockholders’ equity. Assets sold or held for sale and associated liabilities have been reclassified on the condensed consolidated balance sheets and the related operating results reclassified from continuing to discontinued operations on the condensed consolidated income statements.

3. REAL ESTATE ASSETS AND LEASE INTANGIBLES

A summary of the properties owned by the Company as of September 30, 2012 is as follows:

Property Name	Date Acquired	Location	Square Footage	Property Description	Real estate assets, net (in thousands)
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	5,268.1
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	115,052	Office	12,627.5
World Plaza	September 2007	San Bernardino, California	55,098	Retail	6,908.1
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	1,989.0
Sparky’s Palm Self-Storage	November 2007	Highland, California	50,250	Self-Storage	4,514.6
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self-Storage	7,026.5
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	8,568.6
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,458.3
Morena Office Center	January 2009	San Diego, California	26,784	Office	5,935.6
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	2,071.2
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,361.4
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self-Storage	5,724.6
Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self-Storage	2,703.3
Sparky’s Rialto Self-Storage	May 2010	Rialto, California	101,343	Self-Storage	5,067.5
Genesis Plaza	August 2010	San Diego, California	57,685	Office	9,266.8
Dakota Bank Buildings	May 2011	Fargo, North Dakota	119,749	Office	8,823.3
Yucca Valley Retail Center	September 2011	Yucca Valley, California	103,596	Retail	7,591.2
Sparky’s Sunrise Self-Storage	December 2011	Hesperia, California	93,851	Self-Storage	2,203.3
Port of San Diego Complex	December 2011	San Diego, California	146,700	Industrial	14,351.9
Shoreline Medical Building	May 2012	Half Moon Bay, California	15,335	Office	6,304.0

NetREIT, Inc properties					123,764.8
			Homes
Model home properties	Various in	CA, AZ, WA, TX, SC,
held in limited partnerships	2009-2012	NC and NJ	66	Residential	18,677.1

Model home properties	Various in
held in income and investment funds	2003-2008,	CA, AZ, TX, WA, OH,
	2010 & 2011	NC, NV, NJ and MI	21	Residential	5,967.5

Model home properties					24,644.6

		Total real estate assets and lease intangibles, net			$148,409.4

A summary of the properties owned by the Company as of December 31, 2011 is as follows:

Property Name	Date Acquired	Location	Square Footage	Property Description	Real estate assets, net (in thousands)
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	5,399.5
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	115,052	Office	13,008.6
World Plaza	September 2007	San Bernardino, California	55,098	Retail	6,933.7
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	2,027.6
Sparky’s Palm Self-Storage	November 2007	Highland, California	50,250	Self-Storage	4,598.9
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self-Storage	7,155.8
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	8,710.1
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,536.2
Morena Office Center	January 2009	San Diego, California	26,784	Office	5,918.8
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	2,118.4
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,407.3
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self-Storage	5,832.4
Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self-Storage	2,724.8
Sparky’s Rialto Self-Storage	May 2010	Rialto, California	101,343	Self-Storage	5,144.7
Genesis Plaza	August 2010	San Diego, California	57,685	Office	9,428.2
Dakota Bank Buildings	May 2011	Fargo, North Dakota	119,749	Office	9,287.0
Yucca Valley Retail Center	September 2011	Yucca Valley, California	85,996	Retail	6,687.6
Sparky’s Sunrise Self-Storage	December 2011	Hesperia, California	93,851	Self-Storage	2,207.2
Port of San Diego Complex	December 2011	San Diego, California	146,700	Industrial	14,500.0

NetREIT, Inc properties					118,626.8

Model home properties	Various in		Homes
held in limited partnerships	2009, 2010	CA, AZ, OR, WA, TX, SC,	59	Residential	10,027.9
	& 2011	NC, ID and FL

Model home properties	Various in
held in income and investment funds	2003-2008,	TX, WA, OH, NC,
	2010 & 2011	NV, CA, NJ and MI	19	Residential	4,681.5

Model home properties					14,709.4

		Total real estate assets and lease intangibles, net			$133,336.2

The following table sets forth the components of the Company’s real estate assets:

	September 30,	December 31,
	2012	2011
Land	$37,075,489	$34,330,356
Buildings and other	117,245,115	102,090,547
Tenant improvements	6,025,708	5,547,091
Lease intangibles	4,088,501	3,869,501
	164,434,813	145,837,495
Less:
Accumulated depreciation and amortization	(16,025,374)	(12,501,281)
Real estate assets, net	$148,409,439	$133,336,214

Operations from each property are included in the Company’s condensed consolidated financial statements from the date of acquisition.

The Company acquired the following properties in the nine months ended September 30, 2012:

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

The Company disposed of the following properties in 2012:

During the nine months ended September 30, 2012, NetREIT Dubose and the other model home entities disposed of twenty-five model home properties. The sales price, net of selling costs, aggregated approximately $6.5 million and approximately $1.5 million in mortgage notes payable were retired in connection with these sales. The Company recognized a gain of $180,770 related to the sale of these model homes.

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

The Company allocated the purchase price of the properties acquired during the nine months ended September 30, 2012 as follows:

					Total
		Buildings	In-place	Leasing	Purchase
	Land	and other	Leases	Costs	Price

Rite Aid	$366,000	$759,000	$—	$—	$1,125,000

Shoreline Medical Building	1,820,000	4,311,000	83,000	136,000	6,350,000

Model Home Properties	1,146,525	12,430,993	—	—	13,577,518

The Company allocation of the properties sold during the nine months ended September 30, 2012 as follows:

		Buildings	Total
	Land	and other	Cost

Model Home Properties	$892,563	$6,100,079	$6,992,642

The Company allocated the purchase price of the properties acquired during the year ended December 31, 2011 as follows:

			Tenant			Above and Below	Total
		Buildings	Improve-	In-place	Leasing	Market	Purchase
	Land	and other	ments	Leases	Costs	Leases	Price

Dakota Bank Buildings	$832,000	$8,123,461	$—	$131,982	$45,186	$442,371	$9,575,000

Yucca Valley Retail Center	2,445,331	3,549,162	520,485	819,979	—	(567,257)	6,767,700

Sparky’s Sunrise Self-Storage	1,123,000	1,077,000	—	—	—	—	2,200,000

Port of San Diego Complex	9,613,000	4,078,816	141,373	29,470	128,448	508,893	14,500,000

Model Home Properties	2,012,217	9,633,813	—	—	—	—	11,646,030

The Company allocation of the properties sold during the year ended December 31, 2011 as follows:

		Buildings	Total
	Land	and other	Cost

Model Home Properties	$1,094,267	$7,331,915	$8,426,182

Lease Intangibles

The following table summarizes the net value of other intangible assets and the accumulated amortization for each  class of intangible asset:

	September 30, 2012			December 31, 2011
			Lease			Lease
	Lease	Accumulated	intangibles,	Lease	Accumulated	intangibles,
	intangibles	amortization	net	intangibles	amortization	net
In-place leases	$1,852,897	$(1,074,925)	$777,972	$1,769,897	$(786,690)	$983,207
Leasing costs	1,130,184	(668,909)	461,275	994,184	(274,414)	719,770
Tenant relationships	332,721	(332,721)	—	332,721	(332,721)	—
Below-market leases	(841,425)	30,403	(811,022)	(841,425)	9,296	(832,129)
Above-market leases	1,614,124	(721,206)	892,918	1,614,124	(347,317)	1,266,807

	$4,088,501	$(2,767,358)	$1,321,143	$3,869,501	$(1,731,846)	$2,137,655

As of September 30, 2012, the estimated aggregate amortization expense for three months ending December 31, 2012  and each of the five succeeding fiscal years and thereafter is as follows:

Estimated
Aggregate
Amortization
Expense
Three month period ending December 31, 2012	$238,741
2013	589,536
2014	512,357
2015	363,586
2016	107,636
Thereafter (principally below market rent amortization)	(490,713)
$1,321,143

The weighted average amortization period for the intangible assets, in-place leases, leasing costs, tenant relationships and below-market leases acquired as of September 30, 2012 was 19.5 years.

4. MORTGAGE NOTES PAYABLE

Mortgage notes payable as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011
Mortgage note payable in monthly installments of $24,330 through July 1, 2016, including interest at a fixed rate of 6.51%; collateralized by the Havana/Parker Complex property.	$3,183,162	$3,242,767

Mortgage note payable in monthly installments of $71,412 through April 5, 2014, including interest at a fixed rate of 6.08%; collateralized by the leases and office buildings of the Garden Gateway Plaza property. Certain obligations under the note are guaranteed by the executive officers.	9,321,619	9,533,849

Mortgage note payable in monthly installments of $28,865 through March 1, 2034, including interest at a variable rate ranging from 5.5% to 10.5%; with a current rate of 5.5% collateralized by the Sparky’s Thousand Palms Self-Storage property.	4,353,391	4,431,783

Mortgage note payable in monthly installments of $10,764 through December 18, 2016, including interest at a fixed rate of 6.25%; collateralized by the Sparky’s Hesperia East Self-Storage property.	1,673,767	1,690,301

Mortgage note payable in monthly installments of $17,226 through May 3, 2012, including interest at a fixed rate of 5.00%; monthly installments of $19,323 from June 3, 2012, including interest at 6.25% to maturity, or May 15, 2015; collateralized by the Sparky’s Rialto Self-Storage property.	2,785,127	2,820,793

Mortgage note payable in monthly installments of $28,219 through September 1, 2015, including interest at a fixed rate of 4.65%; collateralized by the Genesis Plaza property.	4,768,306	4,854,307

Mortgage note payable in monthly installments of $26,962 through July 1, 2025, including interest at a fixed rate of 5.79% through July 1, 2018; collateralized by the Executive Office Park property.	4,526,811	4,572,161

Mortgage note payable in monthly installments sufficient to amortize the note on a 25 year schedule and the current month interest charge (currently, approximately $36,200), interest at a variable rate of 3.0% over the one month libor with a floor of 5.75% (current rate) and a ceiling of 9.75% through May 31, 2016; collateralized by the Dakota Bank Building property.	5,560,002	5,640,568

Mortgage note payable in monthly installments of $23,919 through April 11, 2015, including interest at a fixed rate of 5.62%; collateralized by the Yucca Valley Retail Center.	3,229,266	3,304,120

Mortgage note payable in monthly installments of $9,858 through January 1, 2019, including interest at a fixed rate of 4.95%; collateralized by the Rangewood Medical Office Building.	1,229,158	1,150,000

Mortgage note payable in monthly installments of $7,562 through January 1, 2019, including interest at a fixed rate of 4.95%; collateralized by Regatta Square.	1,279,784	1,300,000

Mortgage note payable in monthly installments of $82,537 through June 20, 2013, including interest at a variable rate of 1% over a published prime rate with no rate ceiling and a floor of 6% (the current rate);collateralized by the Port of San Diego Complex.	9,233,238	9,500,000

Mortgage note payable in monthly installments of $13,896 through June 1, 2021, including interest at a fixed rate of 4.5% subject to reseting at the 3rd and 6th anniversary to the lender’s current rate on similar loans; collateralized by the Morena Office Center.	2,481,814	—

Mortgage note payable in monthly installments of $9,450 through June 1, 2021, including interest at a fixed rate of 4.5% subject to reseting at the 3rd and 6th anniversary to the lender’s current rate on similar loans; collateralized by the Pacific Oaks Plaza.	1,687,631	—

Mortgage note payable in monthly installments of $26,043 through June 1, 2021, including interest at a fixed rate of 5.1% subject to reseting at the 3rd and 6th anniversary to the lender’s current rate on similar loans; collateralized by the Shoreline Medical Office Building.	4,094,127	—

Subtotal, NetREIT, Inc. properties	59,407,203	52,040,649

Mortgage notes payable in monthly installments of $20,588 through February 10, 2014, including interest at a fixed rate of 5.50%; collateralized by 7 model home properties.	1,666,083	1,779,823

Mortgage notes payable in monthly installments of $3,767 through September 15, 2012, including interest at a fixed rate of 5.75%; collateralized by 4 model home properties. (1)	412,807	428,203

Mortgage notes payable in monthly installments of $13,273 through December 15, 2015, including interest at a fixed rate of 5.75%; collateralized by 14 model home properties.	1,473,714	2,205,798

Mortgage notes payable in monthly installments of $1,357; maturity date of March 5, 2012; including interest at fixed rate of 2.55%; collateralized by 1 model home property.	—	66,985

Mortgage notes payable in monthly installments of $20,507 maturities varying from February 15, 2016 to August 15, 2016, including interest at fixed rates from 5.75%, to 6.30%; collateralized by 19 model home properties.	1,878,864	2,747,709

Mortgage notes payable in monthly installments of $31,064, maturities varying from June 30, 2012 to June 15, 2017, including interest at fixed rates from 5.50%, to 7.13%; collateralized by 16 model home properties. (1)	3,624,377	389,622

Mortgage notes payable in monthly installments of $35,594, maturities varying from April 15, 2017 to June 15, 2017, including interest at a fixed rate of 5.50%; collateralized by 20 model home properties.	4,285,333	—

Subtotal, model home properties	13,341,178	7,618,140

	$72,748,381	$59,658,789

(1.)	The Company is working with the lender to extend the maturity dates of these loans. The Company anticipates that the lender will extend the due dates of these loans until such time as the model homes securing them are sold.

The Company is in compliance with all conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable as of September 30, 2012 is as follows:

		Model Home
	NetREIT, Inc.	Properties	Scheduled
	Principal	Principal	Principal
Years Ending:	Payments	Payments	Payments
Three month period ending December 31, 2012	$499,099	$354,977	$854,076
2013	10,337,165	697,649	11,034,814
2014	9,969,486	2,039,772	12,009,258
2015	10,867,662	2,155,302	13,022,964
2016	10,151,071	2,120,198	12,271,269
Thereafter	17,582,720	5,973,280	23,556,000
Total	$59,407,203	$13,341,178	$72,748,381

5. RELATED PARTY TRANSACTIONS

The Company has entered into a property management agreement with CHG Properties, Inc. (“CHG”), a wholly-owned subsidiary of CI, to manage all of its properties at rates up to 5% of gross income. During the three months ended September 30, 2012 and 2011, respectively, the Company paid CHG total management fees of approximately $166,000 and $168,000, respectively. During the nine months ended September 30, 2012 and 2011, respectively, the Company paid CHG total management fees of approximately $491,000 and $375,000, respectively.

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to C.I. Holding Group, Inc. and Subsidiaries (“CI”), a small shareholder in the Company that is approximately 35% owned by the Company’s executive management. Total rents charged and paid by these affiliates was approximately $15,000 and $14,000 for the three months ended September 30, 2012 and 2011, respectively. Total rents charged and paid by these affiliates was approximately$44,000 and $43,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

The value of the nonvested shares was calculated based on the offering price of the shares in the most recent private placement offering of $10 adjusted for stock dividends since granted and assumed selling costs. The value of granted nonvested restricted stock issued during the nine months ended September 30, 2012 totalled approximately $490,000 which is calculated using the most recent private placement offering of $10 adjusted for estimated selling costs. The value of granted nonvested restricted stock issued during the nine months ended September 30, 2011 totalled approximately $448,000. Compensation expense recorded was approximately $114,000 and $93,000 in the three months ended September 30, 2012 and 2011, respectively. Compensation expense recorded was approximately $365,000 and $313,000 in the nine months ended September 30, 2012 and 2011, respectively. The 115,252 nonvested restricted shares as of September 30, 2012 will vest in equal instalments over the next two to four years.

A table of non-vested restricted shares granted and vested since December 31, 2010 is as follows:

Balance, December 31, 2010	61,642
Granted	52,139
Vested	(49,805)
Cancelled	(5,504)
Stock dividend	5,305
Balance, December 31, 2011	63,777
Granted	57,012
Vested	(5,130)
Cancelled	(407)
Balance, September 30, 2012	115,252

Cash Dividends. During the nine months ended September 30, 2012 and 2011, the Company paid cash dividends, net of reinvested stock dividends, of $3,166,063, and $2,614,325, respectively, or at an annualized rate $0.543 and $0.572 per share, respectively per share on an annualized basis.  As the Company reported net losses in both of these periods, and on a cumulative basis, these cash dividends represent a return of capital to the stockholders rather than a distribution of earnings. The Company paid cash dividends on the Convertible Series 6.3% Preferred Stock issued in December 2011 of approximately $79,000 in the nine months ended September 30, 2012. The dividends were paid to a subsidiary that is consolidated into the condensed consolidated financial statements of the Company and, as a result, have been eliminated in consolidation.

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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2012	2011	2012	2011
Industrial/Office Properties:
Rental income	$2,350,032	$1,805,193	$6,499,299	$4,904,303
Property and related expenses	806,940	742,206	2,204,997	1,983,374
Net operating income, as defined	1,543,092	1,062,987	4,294,302	2,920,929

Residential Properties:
Rental income	731,188	674,740	1,902,971	2,116,978
Property and related expenses	75,185	46,160	161,691	129,840
Net operating income, as defined	656,003	628,580	1,741,280	1,987,138

Retail Properties:
Rental income	532,324	287,065	1,601,133	779,674
Property and related expenses	191,723	109,354	506,101	287,350
Net operating income, as defined	340,601	177,711	1,095,032	492,324

Self-Storage Properties:
Rental income	730,947	577,302	2,188,806	1,694,523
Property and related expenses	359,722	339,771	1,082,491	1,046,968
Net operating income, as defined	371,225	237,531	1,106,315	647,555

Mortgage loan activity:
Interest income	21,010	45,925	57,534	78,895

Reconciliation to Net Income
Available to Common Shareholders:
Total net operating income, as defined, for reportable segments	2,931,931	2,152,734	8,294,463	6,126,841
Unallocated other income:
Total other income	286,514	8,680	290,474	23,301
Gain (loss) on sale of real estate	81,695	(32,424)	180,770	(56,911)
General and administrative expenses	980,508	791,655	3,176,778	2,656,195
Interest expense	1,106,966	751,326	3,037,641	2,121,382
Depreciation and amortization	1,178,239	995,946	3,446,529	2,858,802
Net loss before noncontrolling interests and discontinued operations	34,427	(409,937)	(895,241)	(1,543,148)
(Loss) income from discontinued operations	(296,794)	50,080	(208,850)	115,084
Noncontrolling interests	114,051	57,740	277,159	258,737
Net loss	$(376,418)	$(417,597)	$(1,381,250)	$(1,686,801)

	September 30,	December 31,
	2012	2011

Assets:
Industrial/Office Properties:
Land, buildings and improvements, net (1)	$80,036,850	$75,314,093
Total assets (2)	82,851,650	77,563,998

Residential Property:
Land, buildings and improvements, net (1)	24,644,719	14,709,491
Total assets (2)	24,988,964	15,876,762

Retail Properties:
Land, buildings and improvements, net (1)	16,488,231	15,648,876
Total assets (2)	17,666,895	16,714,138

Self Storage Properties:
Land, buildings and improvements, net (1)	27,239,639	27,663,755
Total assets (2)	27,390,959	27,832,381

Mortgage loan activity:
Mortgage receivable and accrued interest	920,216	1,032,082
Total assets	920,216	1,032,082

Reconciliation to Total Assets:
Total assets for reportable segments	153,818,684	139,019,361
Other unallocated assets:
Cash and cash equivalents	3,860,286	4,872,081
Assets held for sale	11,052,063	14,736,462
Other assets, net	3,443,472	3,024,027

Total Assets	$172,174,505	$161,651,931

(1) Includes lease intangibles and the land purchase option related to property acquisitions.

(2) Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	Nine Months Ended September 30,
	2012	2011
Capital Expenditures:(1)
Industrial/Office Properties:
Acquisition of operating properties	$6,350,000	$9,575,000
Capital expenditures and tenant improvements	693,105	766,751

Residential Property:
Acquisition of operating properties	13,577,518	5,646,380

Retail Properties:
Acquisition of operating properties	1,125,000	6,767,700
Capital expenditures and tenant improvements	158,005	56,886

Self Storage Properties:
Acquisition of operating properties	—	415,000
Capital expenditures and tenant improvements	20,964	2,300

Acquisition of operating properties, net	21,052,518	22,404,080
Capital expenditures and tenant improvements	872,074	825,937
Total real estate investments	$21,924,592	$23,230,017

(1) Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

8. DISCONTINUED OPERATIONS

In the third quarter of 2012, our Board of Directors authorized us to actively market the Waterman Plaza, 7-Eleven and Casa Grande Apartments. In addition, in the normal course of the model home business, there are several model homes also actively being marketed for sale.

The assets, liabilities and noncontrolling interests of these properties have been classified in their respective held for sale classifications on the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011. The results of operations for these properties held for sale are presented in discontinued operations on the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2012 and 2011.

The following is a summary of the components of (loss) income from discontinued operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Rental income and other income	$257,255	$258,492	$770,863	$731,767
Rental operating costs	68,573	72,704	211,898	211,641
Interest expense	60,770	59,182	183,265	185,213
Depreciation and amortization	41,687	59,079	164,285	177,261
Asset impairment	358,000	—	358,000	—
Noncontrolling interests share of earnings	25,019	17,447	62,265	42,568
(Loss) income from discontinued operations	$(296,794)	$50,080	$(208,850)	$115,084

Assets classified as held for sale are required to be carried at the lesser of the net book value of the property or the estimated fair value less selling costs, or net realizable value. Accordingly, we recorded an impairment charge of $358,000 in the quarter ended September 30, 2012.

The following table presents balance sheet information for the properties classified as held for sale as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011

Assets held for sale:
Real estate assets and lease intangibles, net	$10,790,139	$14,418,673
Cash and cash equivalents	73,002	125,551
Other assets, net	188,922	192,238

Assets held for sale	$11,052,063	$14,736,462

Liabilities related to assets held for sale::
Mortgage notes payable	$5,226,914	$6,271,008
Accounts payable and accrued liabilities	94,407	169,867
Liabilities related to assets held for sale:	$5,321,321	$6,440,875

Noncontrolling interests related to assets held for sale:
Noncontrolling interests related to assets held for sale	$1,494,288	$1,671,598

9. SUBSEQUENT EVENTS

In October 2012, the Company, through its NetREIT 01 LP partnership, sold its 7-Eleven property to an unrelated buyer. The sales price was approximately $1.9 million resulting in a gain of approximately $0.5 million.

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

OVERVIEW AND RECENT DEVELOPMENTS

Growth in Capital Resources. During the last five years our stockholders’ equity has increased from approximately $23.9 to $78.1 million at September 30, 2012. Our investment portfolio, consisting of real estate assets, lease intangibles, land purchase option and mortgages receivable, has increased by 384.1% to approximately $167.5 million at September 30, 2012 from $34.6 million at September 30, 2007. The primary source of funds for the growth in the portfolio during these five years was attributable to the issuance of common stock of approximately $76.5 million and from proceeds from mortgage notes payable.

Expansion of Business Model. In addition to the increase in our investment portfolio, in March 2010, the Company acquired the assets and six employees of DMHU. Later that year, the Company formed NetREIT Advisors and transferred the four remaining DMHU employees to this newly formed LLC. NetREIT Advisors began managing and serving as external advisor to NetREIT Dubose.   NetREIT Advisors generated fees of approximately $406,000 and $330,000 during the years ended December 30, 2011 and 2010, respectively. During those years this business has been hampered by the slow recovery of the residential building. Housing starts rose in September 2012 to the highest level in four years and there are signs that the surplus in housing supply is dwindling. During 2012 we have seen increasing activity by residential developers and during the nine months ended September 30, 2012 fees generated aggregate approximately $700,000 compared to approximately $350,000 during the same period in 2011. NetREIT Dubose will continue to make additional property acquisitions and we expect revenues less rental operating costs to increase at a far greater rate than their general and administrative expenses.

Acquisitions during the first nine months of 2012. During the first nine months of 2012 we acquired two net, net, net leased commercial properties with an aggregate value of approximately $7.5 million. In addition, NDMHR and Dubose Model Home #201 LP acquired 34 model homes with an aggregate value of approximately $13.6 million

Economic Environment

The current economic environment is still characterized by residential housing foreclosures and a shadow inventory, although both have decreased during 2012, and a decreasing supply of homes available for purchase, depressed commercial real estate valuations, slowly improving consumer spending, unemployment that has decreased over the last several months although its still remains higher than pre-recessionary levels. In general, U.S. corporations’ net income and investments has shown improvement. The housing sector has been the bright spot in the economy with increases in home sales and prices but has so far not significantly improved. We believe that the pace of the overall recovery will likely be slow and disjointed. Full recovery will need increasing job growth and the economy situation in Europe will need to stablize, but even then it will not be consistent across industries, geographies or periods of the year causing an uneven tempo of growth.

Recent U.S. debt size and continual increases and slow economic recovery concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. The possibility of further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. Although the government announced a Q3 stimulus plan and they intend to keep interest rates low through 2015, these developments and the government’s credit concerns in general, could cause interest rates and borrowing costs to eventually rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

We are pleased that net operating income from our properties, from newly acquired properties, and from the model home division growth, is increasing at a faster rate, approximately 50%, than our general and administrative expenses (20%) due to efficiencies of scale. During the nine months ended September 30, 2012 general and administrative expense represented approximately 26% of total revenue compared to 28% during the same period in 2011. We believe that when all of our properties are operating at stabilized rates, the general and administrative percentage of revenues will continue to decrease.

We seek to diversify our portfolio by segments of commercial real estate segments to reduce the adverse effect of a single under-performing segment, geographic market and tenant industry.

As of September 30, 2012, including properties held for sale, the Company owned or had an equity interest in ten office buildings and one industrial building (“Office Properties”) which total approximately 705,000 rentable square feet, four retail shopping centers and a 7-Eleven property (“Retail Properties”) which total approximately 189,000 rentable square feet, six self-storage facilities (“Self-Storage Properties”) which total approximately 581,000 rentable square feet, one 39 unit apartment building and 87 model homes investments owned by eight limited partnerships (“Residential Properties”).

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

Most of our office leases are for terms of 3 to 5 years with annual rental increases built into such leases. In general, we have experienced decreases in rental rates in many of our submarkets due to recessionary conditions and other related factors when leases expire and are extended however during 2012 this has not been a significant factor. We cannot give any assurance that as the older leases expire or as we add new tenants that rental rates will be equal to or above the current market rates. Also, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have a negative effect on our future financial condition, results of operations and cash flow.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 28, 2012.

For a discussion of significant accounting policies, see also footnote 2 to the condensed consolidated financial statements.

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

In January 2011, the Company acquired two model home properties in Texas and leased them back to the home builder. The purchase price for the properties was $0.45 million. The Company paid the purchase price through a cash payment of $.23 million and two promissory notes totaling $0.22 million. There are approximately nine months results of operations included for the nine months ended September 30, 2011 and nine months results of operations in the nine months ended September 30, 2012.

In February 2011, the Company acquired five model home properties in California and leased them back to the home builder. The purchase price for the properties was $1.5 million. The Company paid the purchase price through a cash payment of $0.75 million and five promissory notes totaling $0.75 million. There are approximately seven months of results of operations included for the nine months ended September 30, 2011 and nine months results of operations in the nine months ended September 30, 2012.

In March 2011, the Company acquired four model home properties in South Carolina, Florida and Texas and leased them back to the home builder. The purchase price for the properties was $1.0 million. The Company paid the purchase price through a cash payment of $0.50 million and four promissory notes totaling $0.50 million. There are approximately six months of results of operations included for the nine months ended September 30, 2011 and nine months results of operations in the nine months ended September 30, 2012.

In May 2011, the Company acquired vacant land consisting of approximately 3 acres adjacent to its Sparky’s Rialto Self-Storage facility for approximately $0.4 million paid in cash. The Company intends to sell some of the land and to use the remainder for additional motor home parking or for other purposes.

In May 2011, the Company acquired the Dakota Bank Buildings for the purchase price of approximately $9.6 million. The Property is a six-story, two building office complex built in 1981 and 1986 located on 1.58 acres and consists of approximately120,000 rentable square feet in downtown Fargo, North Dakota. The Company made a down payment of approximately $3.875 million and financed the remainder of the purchase price through a monthly adjustable rate mortgage with interest at 3.0% over the one month Libor with an interest rate floor of 5.75% and ceiling of 9.75%. There are approximately four months of results of operations included for the nine months ended September 30, 2011 and nine months results of operations in the nine months ended September 30, 2012.

In June 2011, NetREIT Dubose acquired three model home properties in Texas and leased them back to the home builder. The purchase price for the properties was approximately $0.60 million. NetREIT Dubose paid the purchase price through a cash payment of approximately $0.30 million and three promissory notes totaling approximately $0.30 million. There are approximately four months of results of operations included for the nine months ended September 30, 2011 and nine months results of operations in the nine months ended September 30, 2012.

In August 2011, NetREIT Dubose acquired eight model home properties in Texas, Florida, North Carolina and South Carolina and leased them back to the home builder. The purchase price for the properties was approximately $1.9 million. NetREIT Dubose paid the purchase price through a cash payment of approximately $1.0 million and eight promissory notes totaling approximately $0.90 million. There are approximately three results of operations included in the nine months ended September 30, 2011 and nine months results of operations in the nine months ended September 30, 2012.

In September 2011, the Company acquired the Yucca Valley Retail Center for the purchase price of approximately $6.8 million. The Property is a neighborhood shopping center complex built in approximately 1978 consisting of five separate parcels. The Property consists of approximately 86,000 rentable square feet and is currently 93% leased and anchored by a national chain grocery store. The Company paid the purchase price through a cash payment of approximately $3.5 million and assumed a loan secured by the property of approximately $3.3 million with an interest rate of 5.62%. There are no results of operations included in the nine months ended September 30, 2011 and nine months results of operations in the nine months ended September 30, 2012.

In December 2011, the Company acquired the Sunrise Self-Storage facility for the purchase price of $2.2 million. The Company paid the purchase price in an all cash transaction. The Property is located within a mixed commercial and industrial area of Hesperia, California. The Property was built in 1985 and 1989 and consists of fourteen (14) one and two-story buildings comprising approximately 93,851 square feet on a 4.93 acre parcel. There are no results of operations included in the nine months ended September 30, 2011 and nine months results of operations in the nine months ended September 30, 2012.

In December 2011, the Company completed the formation of a California limited partnership, NetREIT National City Partners, LP, (“NCP”) whereby a limited partner contributed its fee interest in two adjacent multi-tenant industrial properties located in National City, California. The Company contributed approximately $0.5 million cash and 1,649.266 shares of $1,000 liquidation value, 6.3% convertible preferred stock to capitalize the limited partnership. The agreed upon value of the Property was $14.5 million. The Company also contributed $2.9 million cash which was used to pay down the mortgage loan assumed by NCP to a balance of $9.5 million. After completing the transactions, NetREIT has an approximate 75% interest in the NCP and a single unrelated limited partner has an approximate 25% interest. The property, referred to by the Company as the “Port of San Diego Complex”, consists of two adjacent multi-tenant light industrial buildings built in 1971 and was renovated in 2008. The Property is comprised of 6.13 acres and the buildings have 146,700 rentable square feet. As of the date of acquisition, the Property was 51.7% occupied. There are no results of operations included in the nine months ended September 30, 2011 and nine months results of operations in the nine months ended September 30, 2012.

In December 2011, Dubose Model Home Investor Funds #201, LP acquired one model home properties in South Carolina and leased it back to the home builder. The purchase price for the property was approximately $0.3 million. Dubose Model Home Investor Funds #201, LP paid the purchase price through a cash payment of approximately $0.1 million and promissory note for the balance of the purchase price. There are no results of operations included in the nine months ended September 30, 2011 and nine months results of operations in the nine months ended September 30, 2012.

The Company disposed of the following properties in 2011:

During the twelve months ended December 31, 2011, NetREIT Dubose and the other model home entities disposed of twenty-two model home properties. The sales price, net of selling costs, aggregated approximately $8.5 million and approximately $5.7 million in mortgage notes payable were retired in connection with these sales. The Company recognized a gain of $119,925 related to the sale of these model homes.

The Company acquired the following properties in the nine months ended September 30, 2012:

In January 2012, Dubose Model Home Investors #201 LP acquired one model home property in Texas and leased it back to the home builder. The purchase price for the property was $0.38 million. The purchase price paid was through a cash payment of $0.15 million and a promissory note $0.23 million. There are no results of operations included in the nine months ended September 30, 2011 and approximately eight months results of operations included in the nine months ended September 30, 2012.

In April 2012, NetREIT Dubose and Dubose Model Home Investors #201 LP acquired 19 model home properties in California and Arizona and leased them back to the home builder. The purchase price for the properties was approximately $8.2 million. The purchase price paid was through a cash payment of approximately $3.7 million and promissory notes totaling approximately $4.5 million. There are no results of operations included in the nine months ended September 30, 2011 and approximately six months results of operations included in the nine months ended September 30, 2012.

In May 2012, the Company acquired the former Rite Aid building in Yucca Valley, California, The building adjoins the Company’s Yucca Valley Retail Center purchased in September 2011. The building was purchased vacant as a result of the relocation of Rite Aid. However, the property remains under lease to the tenant for several more years. The purchase price was approximately $1.1 million all paid in cash. The building consists of approximately17,600 rentable square feet. There are no results of operations included in the nine months ended September 30, 2011 and approximately five months results of operations included in the nine months ended September 30, 2012.

In June 2012, the Company acquired the Shoreline Medical Building for the purchase price of approximately $6.4 million. The Property is a two-story medical office building under a single tenant lease that was built in 1980. The land consists of approximately 38,600 square feet with a building on it of approximately15,335 rentable square feet in Half Moon Bay, California. Half Moon Bay is approximately 25 miles south of San Francisco and 10 miles west of San Mateo. The Company made a down payment of approximately $2.3 million and financed the remainder of the purchase price through a fixed rate mortgage with interest at 5.1%. The interest rate is subject to change at the 3 and 6 year anniversaries of the loan. There are no results of operations included in the nine months ended September 30, 2011 and approximately three months results of operations included in the nine months ended September 30, 2012.

In June 2012, NetREIT Dubose and Dubose Model Home Investors #201 LP acquired 14 model home properties in New Jersey and Pennsylvania and leased them back to the home builder. The purchase price for the properties was approximately $5.0 million. The purchase price paid was through a cash payment of approximately $2.0 million and promissory notes totaling approximately $3.0 million. There are no results of operations included in the nine months ended September 30, 2011 and approximately three months results of operations included in the nine months ended September 30, 2012.

The Company disposed of the following properties in 2012:

During the nine months ended September 30, 2012, NetREIT Dubose and the other model home entities disposed of twenty-five model home properties. The sales price, net of selling costs, aggregated approximately $6.5 million and approximately $1.5 million in mortgage notes payable were retired in connection with these sales. The Company recognized a gain of $180,770 related to the sale of these model homes.

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011.

Revenues

Total revenue was $4,344,491 for the three months ended September 30, 2012, compared to $3,344,300 for the same period in 2011, an increase of $1,000,191, or 29.9%. The increase in rental income as reported in 2012 compared to 2011 is primarily attributable to:

•	The addition of the six properties acquired in 2011 and 2012 and the addition of the model home properties which generated an additional $783,558 of rent and fee income in the three months ended September 30, 2012 compared to the same period in 2011, including approximately $56,000 increase in rent and fee income from model homes; and

•	An increase of rental income of approximately $51,345 for properties owned for the full three months ended September 30, 2012; and

•	The partial recovery of an amount written off as uncollectible in 2008 of $165,288.

Overall rental and fee revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2012 and 2011 for an entire year and future acquisitions of real estate assets.

Interest income was $22,277 for the three months ended September 30, 2012, compared to $54,605 for the same period in 2011, a decrease of $32,328, or 59.2%. The decrease was primarily attributable to a decrease in cash balances in 2012 invested in interest bearing accounts.

Rental Operating Expenses

Rental operating expenses were $1,433,570 for the three month period ended September 30, 2012 compared to $1,237,491 for the same period in 2011, an increase of $196,079, or 15.8%. The increase in operating expense year over year is primarily attributable to the same reasons that rental revenue increased except there are no increases in rental operating costs associated with the increase in model home rental income. Rental operating costs as a percentage of rental income was 33.0% and 37.0% for the three months ended September 30, 2012 and 2011, respectively. The decrease in operating costs as a percentage of revenue is primarily due to one-time property tax expense reductions resulting from the positive outcome of appealing assessed values.

Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Interest Expense

Interest expense, including amortization of deferred finance charges, increased by $355,640, to $1,106,966, or 47.3% during the three month period ended September 30, 2012 compared to $751,326 for the same period in 2011. The primary reason for the increase is the mortgage debt additions related to the acquisitions after June 30, 2011 of Yucca Valley Retail Center, the Port of San Diego Complex, the Shoreline Medical Building and additional model home properties. In addition, the Company refinanced its Rangewood Medical Office Property, Regatta Square, Morena Office Center and Pacific Oaks Plaza properties to raise additional cash for anticipated acquisitions.

The weighted average interest rate as of September 30, 2012 was 5.59% compared to 5.64% as of September 30, 2011.

The following is a summary of our interest expense on loans by property for the three months ended September 30, 2012 and 2011:

	Date Acquired
	or financed	2012	2011

Havana/Parker Complex	June 2006	$53,182	$54,472
Garden Gateway Plaza	March 2007	142,418	146,644
World Plaza	September 2007	—	41,521
Sparky’s Thousand Palms Self-Storage	August 2009	60,108	61,518
Sparky’s Hesperia East Self-Storage	December 2009	28,763	21,713
Dubose Acquisition Partners II, LP	March 2010	23,851	29,250
Dubose Acquisition Partners III, LP	March 2010	—	17,285
Sparky’s Rialto Self-Storage	May 2010	44,566	36,392
Genesis Plaza	August 2010	55,657	56,972
Dubose Model Home Income Fund #3, LTD (1)	December 2010	—	(21,520)
Dubose Model Home Income Fund #4, LTD (1)	December 2010	—	(11,186)
Dubose Model Home Income Fund #5, LTD	December 2010	—	30,465
NetREIT Dubose Model Home REIT, Inc.	October 2010	124,283	73,120
Dakota Bank Buildings	May 2011	81,968	83,512
Casa Grande Apartments	June 2011	15,006	18,165
Executive Office Park	June 2011	66,032	67,070
Yucca Valley Retail Center	September 2011	46,617	6,753
Rangewood Medical Office Building	December 2011	14,891	—
Regatta Square	December 2011	15,981	—
Dubose Model Home Investor Fund #113, LP	December 2011	6,488	—
Dubose Model Home Investors #201, LP	December 2011	48,652	—
Port of San Diego Complex	December 2011	142,033	—
Morena Office Center	May 2012	28,177	—
Pacific Oaks Plaza	May 2012	19,160	—
Shoreline Medical Building	June 2012	52,696	—
Amortization of deferred financing costs		36,437	39,180
		$1,106,966	$751,326

(1) Interest rates on several mortgage notes payable were reduced retroactively in the third quarter of 2011

General and Administrative Expenses

General and administrative expenses increased by $188,853 to $980,508 for the three months ended September 30, 2012, compared to $791,655 for the same period in 2011. As a percentage of rental and fee income, general and administrative expenses were 22.6% and 23.7% for the three months ended September 30, 2012 and 2011, respectively. In comparing our general and administrative expenses with other REITs, you should take into consideration that we are a self-administered REIT, which means such expenses are greater for us than an advisory administered REIT. We expect general and administrative expenses as a percentage of revenues to continue to decline in the future as our revenues continue to increase at a faster rate than our expense.

For the three months ended September 30, 2012, our salaries and employee related expenses increased $91,542 to $517,863 compared to $426,321 for the same three months in 2011, an increase of 21.5%. The increase in salary and employee expenses in 2012 was primarily attributable to the inclusion of marketing staff in 2012 whereas in 2011, our marketing staff and related costs were capitalized and amortized against stock issuance costs. This change is the result of NetREIT terminating its capital raising activities through its private placement at the end of 2011. In addition, the Company annually grants salary increases to employees effective January 1 each year. Further, on an annual basis, effective January 1 of each year, the Company grants shares of restricted stock that vest over 3 to 5 years. In the three month period ended September 30, 2012, amortization expense related to an increase in the awards increased by $23,661 to $59,961, compared to $36,300 in the same period last year.

Legal, accounting and public company related expenses and increased by $49,780 to $107,888 for the three months ended September 30, 2012, compared to $58,108 during the same period in 2011. The increase is due to a combination of costs in 2011 being lower than normal and a increase in transfer agent costs.

Insurance related expenses increased by $28,582 to $87,180 for the three months ended September 30, 2012 compared to $58,598 for the same period in 2011. The primary reason for the increase is due to increased group health benefit costs and increased directors and officers insurance premiums.

Other increases to general and administrative costs are also attributable to formerly capitalized costs associated with capital raising activities that are treated as expenses in the current period.

Gain/Loss on Sale of Real Estate Assets

In the three month period ended September 30, 2012, the Company had a net gain on the sale of model home properties of $81,695 compared to a net loss of $32,424 for the same three months of 2011.

Gain on Dissolution of Partnership Interests

DAP III sold its last model home in the period and is in the process of liquidation. The Company received $285,247 in excess of the original investment and has recognized this as income in the three month period ended September 30, 2012.

Discontinued Operations

During the third quarter of 2012, the Company put several of its properties up for sale resulting in the reclassification of operating income and expenses to discontinued operations and also causing the Company to evaluate the held for sale assets on a net realizable value basis resulting in the recognition of $358,000 in impairments in the quarter.

Net Loss

Net loss for the three months ended three months ended September 30, 2012, was $376,418, or $0.02 loss per share, compared to a net loss for the three months ended September 30, 2011 of $417,597, or $0.03 loss per share. The quarter over quarter improvement in the three months ended September 30, 2012was primarily attributable to an increase of rental income over rental operating costs of $804,112 for the three months ended September 30, 2012 compared to the same period last year, the one-time recognition of the gain on dissolution of partnership interests offset by an increase in interest expense of $355,640 and the asset impairment charges of $358,000.

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011.

Revenues

Total revenue was $12,192,209 for the nine months ended September 30, 2012, compared to $9,495,478 for the same period in 2011, an increase of $2,696,731, or 28.4%. The increase in rental income as reported in 2012 compared to 2011 is primarily attributable to:

•	The addition of the six properties acquired in 2011 and 2012 and the addition of the model home properties which generated an additional $2,516,872 of rent income in the nine months ended September 30, 2012 compared to the same period in 2011; and

•	An increase of rental of approximately $228,578 for properties owned for the full nine months ended September 30, 2012.

•	A decrease of approximately $214,007 in model home rental and fee income as the older partnerships that are winding down operations have been selling model home properties at a faster rate than we have been adding properties in the current partnerships.

•	The partial recovery of an amount written off as uncollectible in 2008 of $165,288.

Overall rental and fee revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2011 and 2012 for an entire year and future acquisitions of real estate assets.

Interest income was $62,761 for the nine months ended September 30, 2012, compared to $102,196 for the same period in 2011, a decrease of $39,435, or 38.6%. The decrease was primarily attributable to a decrease in 2012 cash balances invested in interest bearing accounts.

Rental Operating Expenses

Rental operating expenses were $3,955,280 for the nine months ended September 30, 2012 compared to $3,447,532 for the same period in 2011, an increase of $507,748, or 14.7%. The increase in operating expense year over year is primarily attributable to the same reasons that rental revenue increased. Rental operating costs as a percentage of rental and fee income was 32.4% and 36.3% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in operating costs as a percentage of revenue is primarily due to one-time property tax expense reductions resulting from the positive outcome of appealing assessed values.

Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Interest Expense

Interest expense, including amortization of deferred finance charges, increased by $916,259, to $3,037,641 during the nine months ended September 30, 2012 compared $2,121,382 for the same period in 2011. The primary reason for the increase is the mortgage debt additions related to the acquisitions after June 30, 2011 of Yucca Valley Retail Center, the Port of San Diego Complex, the Shoreline Medical Building and additional model home properties. In addition, the Company refinanced its Rangewood Medical Office Property, Regatta Square, Morena Office Center and Pacific Oaks Plaza properties to raise additional cash for anticipated acquisitions.

The weighted average interest rate as of September 30, 2012 was 5.59% compared to 5.64% as of September 30, 2011.

The following is a summary of our interest expense on loans by property for the nine months ended September 30, 2012 and 2011:

	Date Acquired
	or financed	2012	2011

Havana/Parker Complex	June 2006	$159,364	$162,553
Garden Gateway Plaza	March 2007	430,479	442,967
World Plaza	September 2007	—	126,124
Sparky’s Thousand Palms Self-Storage	August 2009	181,394	185,573
Sparky’s Hesperia East Self-Storage	December 2009	82,064	64,681
Dubose Acquisition Partners II, LP	March 2010	76,710	100,621
Dubose Acquisition Partners III, LP	March 2010	—	76,449
Sparky’s Rialto Self-Storage	May 2010	121,465	108,543
Genesis Plaza	August 2010	167,970	171,870
Dubose Model Home Income Fund #3, LTD	December 2010	1,308	49,843
Dubose Model Home Income Fund #4, LTD	December 2010	2,771	35,655
Dubose Model Home Income Fund #5, LTD	December 2010	349	102,988
NetREIT Dubose Model Home REIT, Inc.	October 2010	305,211	183,647
Dakota Bank Buildings	May 2011	245,287	116,287
Casa Grande Apartments	June 2011	44,904	18,165
Executive Office Park	June 2011	197,309	77,285
Yucca Valley Retail Center	September 2011	140,423	6,755
Rangewood Medical Office Building	December 2011	42,880	—
Regatta Square	December 2011	47,388	—
Dubose Model Home Investor Fund #113, LP	December 2011	19,465	—
Dubose Model Home Investors #201, LP	December 2011	80,314	—
Port of San Diego Complex	December 2011	424,985	—
Morena Office Center	May 2012	46,312	—
Pacific Oaks Plaza	May 2012	31,492	—
Shoreline Medical Building	June 2012	71,100	—
Amortization of deferred financing costs		116,697	91,376
		$3,037,641	$2,121,382

General and Administrative Expenses

General and administrative expenses increased by $520,583 to $3,176,778 for the nine months ended September 30, 2012, compared to $2,656,195 for the same period in 2011. As a percentage of rental and fee income, general and administrative expenses were 26.1% and 28.0% for the nine months ended September 30, 2012 and 2011, respectively. In comparing our general and administrative expenses with other REITs, you should take into consideration that we are a self- administered REIT, which means such expenses are greater for us than an advisory administered REIT.

For the nine months ended September 30, 2012, our salaries and employee related expenses increased $179,816 to $1,611,643 compared to $1,431,827 for the same nine months in 2011, an increase of 12.6%. The increase in salary and employee expenses in 2012 was primarily attributable to the inclusion of marketing staff in 2012 whereas in 2011, our marketing staff and related costs were capitalized and amortized against stock issuance costs. These costs include a one-time charge for a marketing staff reduction of $57,000 for severance costs. This change is the result of NetREIT terminating its capital raising activities through its private placement at the end of 2011. In addition, the Company annually grants salary increases to employees effective January 1 each year. Further, on an annual basis, effective January 1 of each year, the Company grants shares of restricted stock that vest over 3 to 5 years. In the nine month period ended September 30, 2012, amortization expense related to an increase in the awards increased by $62,637 to $202,489, compared to $139,852 in the same period last year.

Legal, accounting and public company related expenses and increased by $50,307 to $367,473 for the nine months ended September 30, 2012, compared to $317,166 during the same period in 2011. The increase is due to our completion of an acquisition audit filing with the SEC and additional professional services for tax compliance for several of our partnerships.

Insurance related expenses increased by $65,238 to $202,489 for the nine months ended September 30, 2012 compared to $188,241 for the same period in 2011. The increase is primarily due to increased Directors and Officer liability premiums as well as increases in group health benefits.

Other increases to general and administrative costs are also attributable to formerly capitalized costs associated with capital raising activities that are treated as expenses in the current period where they were capitalized and amortized as stock issuance costs in the prior year.

Gain/Loss on Sale of Real Estate Assets

In the nine month period ended September 30, 2012, the Company had a net gain on the sale of model home properties of $180,770 compared to a net loss of $56,911 for the same nine months of 2011.

Gain on Dissolution of Partnership Interests

DAP III sold its last model home in the period and is in the process of liquidation. The Company received $285,247 in excess of the original investment and has recognized this as income in the nine months ended September 30, 2012.

Discontinued Operations

During the third quarter of 2012, the Company put several of its properties up for sale resulting in the reclassification of operating income and expenses to discontinued operations and also causing the Company to evaluate the held for sale assets on a net realizable value basis resulting in the recognition of $358,000 in impairments in the quarter.

Net Loss

Net loss for the nine months ended September 30, 2012 was $1,381,250, or $0.09 loss per share, compared to a net loss for the nine months ended September 30, 2011 of $1,686,801, or $0.12 loss per share. The decrease in net loss of $305,551 in the nine month period ended September 30, 2012 was primarily attributable to an increase of approximately $2,188,983 in income from operations, the one-time recognition of gain on dissolution of partnership interests of $285,247 and an approximate increase of $238,000 gain on sale of real estate assets offset by an increase in interest expense of approximately $916,000 and the asset impairment charges of $358,000.

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

Overview

We actively seek investments that are likely to produce income in order to pay distributions as well as long-term gains for our stockholders.  Our future sources of liquidity include cash and cash equivalents, cash flows from operations, new mortgages on our unencumbered properties, refinancing of existing mortgages and the possible sale of additional equity securities. Our available liquidity at September 30, 2012 was approximately $19.3 million, including $3.8 million in cash and cash equivalents and an estimated borrowing capacity of approximately $15.8 million from potential mortgages on unencumbered properties. We do not have any arrangement with any financial institution to borrow any amount and therefore we cannot be certain a financial institution would loan that amount on the unencumbered properties or the timing of such borrowings. However, we expect to close $8.2 million debt financing during the month of November.

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

We believe that our cash flow from our existing portfolio when operational for the full term, and from proceeds received on sales of properties, is sufficient to pay the debt service costs on our existing mortgages, fund our operating costs in the near term and fund our distribution to stockholders at the current rate.  During the nine months ended September 30, 2012 our net cash provided by operating activities was approximately $3.4 million and our cash portion of stockholder distributions was approximately $3.2 million.  In the future, if our cash flow from operating activities is not sufficient to fund our short term liquidity needs, including the payment of cash dividends at current rates to our shareholders, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness or we will reduce the rate of distribution to the shareholders.

We further believe that our cash flow from operations along with the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs. We are continually reviewing our existing portfolio for properties that have met maximized short and long term potential with the intent of selling those properties and reinvesting the proceeds in properties that have equivalent or better short term benefits and better long term potential. During October 2012 we closed the sale of our 7-Eleven property located in Escondido at a gain of $0.5 million and net proceeds of $1.8 million. We intend to complete a 1031 exchange of the proceeds of the sale into an office building that will increase our cash flow as well as increase the potential for appreciation in value. We have identified two other properties and have listed them for sale at this time. We have also identified 10 model home properties held for sale in the normal course of business. We expect to obtain additional mortgages and assumption of existing debt collateralized by some or all of our real property in the future to meet our long-term liquidity needs. If we are unable to arrange a line of credit, borrow on unencumbered properties, or sell securities to the public we may not be able to acquire additional properties to meet our long-term objectives.

 Equity Capital

On December 31, 2011 we terminated our ongoing private placement offering. On December 28, 2011, we issued $1.6 million of 6.3% Convertible Preferred equity in connection with the acquisition of a $14.5 million property in a DownREIT acquisition. The Company is currently in the process of exploring alternatives to raise additional equity. Our ability to access equity markets will be dependent on a number of factors including general market conditions for the REIT industry and market perception of our Company.

Debt Capital

We obtained approximately $4.2 million during the nine months of 2012 from the proceeds of financing two previously unencumbered properties through mortgage notes with a 4.5% interest rate. The proceeds of these notes were used to acquire additional properties. We anticipate raising additional capital by obtaining loans on our other unencumbered properties without a material increase to our leverage percentage to the company as a whole.

However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the underwriting value of our unencumbered properties and borrowing restrictions that may be imposed by a lender.

Cash and Cash Equivalents

At September 30, 2012, we had approximately $3.9 million in cash and cash equivalents compared to approximately $4.7 million at December 31, 2011. We intend to use this cash for general corporate purposes and distributions to our shareholders.

Our cash and cash equivalents are held in bank accounts at third party institutions and consist of invested cash and cash in our operating accounts.  During 2012 and 2011, we did not experience any loss or lack of access to our cash or cash equivalents.

Debt

As of September 30, 2012, including properties held for sale, NetREIT had mortgage notes payable in the aggregate principal amount of $64.0 million, collateralized by a total of 17 non model home properties with terms at issuance ranging from 3 to 30 years.  The weighted-average interest rate on the mortgage notes payable as of September 30, 2012 was approximately 5.59%.  Our debt to book value on these properties is approximately 59.0%.  We do not have any mortgage debt balloon principal payments on these properties due during 2012 or 2013.

As of September 30, 2012, including properties held for sale, NetREIT Dubose had 59 fixed-rate mortgage notes payable in the aggregate principal amount of $8.5 million, collateralized by a total of 59 model home properties, an average of approximately $144,000 per home. These loans generally have a term at issuance of five years.  The weighted-average interest rate on these mortgage notes payable as of September 30, 2012 was 5.67%.  Our debt to net book value on these properties is approximately 51%. The Company has guaranteed these promissory notes.  The balloon principal payments on the notes payable are in 2015 and 2016 and are typically tied to the end of the lease and sale of the model home securing the debt.

As of September 30, 2012, limited partnerships that the Company has a limited partnership interest in had 23 fixed-rate mortgage note payables in the aggregate principal amount of $5.2 million, collateralized by a total of 23 model home properties, an average of $226,000 per home.  The debt to book value on these properties is approximately 58%.  All of the free cash flow on these limited partnerships is being held or applied to the loan balances with no distribution to the partners until all homes have been sold.  All of the properties will be sold at the end of the lease agreements and we believe that all properties will be sold for more than the mortgage debt balloon amount.

Despite the disruptions in the debt market discussed in “Overview” above, we believe that we will be able to refinance maturing debts on or before scheduled maturity dates.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2012 was approximately $3.4 million compared to net cash provided by operating activities of approximately $1.0 for the nine months ended September 30, 2011. The increase of approximately $2.4 million was primarily due to an increase in net operating income of our properties of approximately $.9 million primarily due to the acquisitions acquired during the last nine months of 2011 and a $1.5 million decrease in cash used for working capital. We anticipate that with the inclusion of the recent acquisitions and the anticipated acquisitions that the cash provided by operating activities will cover the cash portion of our distribution to shareholders in the future.

Investing Activities

Net cash used in investing activities was approximately $15.2 million during the nine months ended September 30, 2012, compared to $17.3 million in the same period in 2011. Our acquisitions decreased during the 2012 period to approximately $21.1 million compared to $22.4 million in 2011.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2012 was approximately $10.8 million. The cash provided by financing activities was attributable to the proceeds from mortgage notes payable net of repayments of approximately $12.0 million and distributions on investments in real estate partnerships of $2.1 million. The Company paid approximately $3.2 million in cash distributions to shareholders during the nine months ended September 30, 2012. We do not anticipate the distributions from investments in real estate partnerships be as high as the last nine months. We do anticipate our proceeds from mortgage notes to increase due to financing of unencumbered existing properties and anticipated acquisitions.

Net cash provided by financing activities for the nine months ended September 30, 2011 was approximately $14.5 million, which consisted of approximately $7.8 million net proceeds from the sale and issuance of our common stock and proceeds from mortgage notes payable, net of repayments of approximately $9.3 million. The Company paid approximately $2.6 million in cash distributions to shareholders during the nine months ended September 30, 2011.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and interest payments on our fixed and variable rate debt at September 30, 2012 and provides information about the minimum commitments due in connection with our ground lease obligation. Our secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of such debt becoming immediately due and payable.

We are in compliance with all conditions and covenants of our loans.

	Less than			More than
	a year	1-3 Years	3-5 Years	5 Years
	2012	(2013-2014)	(2015-2016)	(After 2016)	Total
Principal payments - secured debt	$457,621	$20,348,976	$21,018,727	$17,581,879	$59,407,203
Interest payments - fixed rate debt	692,880	3,970,358	2,252,597	2,622,044	9,537,879
Interest payments - variable rate debt	277,736	1,359,286	862,259	3,839,637	6,338,918
Model home properties - secured debt	355,617	2,737,420	4,275,501	5,972,640	13,341,178
Model home properties - interest payments	189,274	1,343,920	1,154,649	114,493	2,802,336
Ground lease obligation (1)	10,955	43,820	43,820	1,271,220	1,369,815
	$1,984,083	$29,803,780	$29,607,553	$31,401,913	$92,797,329

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

In addition, although U.S. economy has shown a slow recovery during 2012 the economic environment has and still could adversely affect our tenants’ financial condition and make it difficult for them to continue to meet their obligations to us. We have been successful maintaining relatively even levels of occupancy at our stabilized properties; however, overall progress to date in the office leasing velocity and pricing has been inconsistent both regionally and across assets of differing quality.  Vacancy rates in our markets appear to have reached the top and are starting to descend at a slow pace. During 2012, we experienced the highest levels of new leasing activity since the beginning of the economic downturn. Several years may be required before vacancy rates decline sufficiently to support meaningful growth in rents.

Our occupancy for same store, properties held for the total period of September 30, 2011 to September 30, 2012 increased as follows:

	2012	2011	Increase
Office Properties	84.1%	82.5%	1.6%
Retail Properties	91.7%	90.6%	1.1%
Self-Storage Properties	64.3%	63.7%	.6%

Our involvement in retail properties has been limited, however, we are seeing more rental inquiries.  Retail demand for space in our markets in 2012 is expected to be positive for the first time since 2007.  Although the increase is expected to be modest we, expect that well situated properties, including ours, will benefit from the improving economy.

Economic growth rates have shown trends of slow growth in recent periods and inflation rates in the United States have remained low. We do not anticipate a sharp increase in inflation in the immediate future. Changes in inflation/deflation are sometimes associated with changes in long-term interest rates, which may have a negative impact on the value of the portfolio we own. To mitigate this risk, we will continue to seek to lease our properties with fixed rent increases and/or with scheduled rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or other indices for the jurisdiction in which the property is located. To the extent that the CPI increases, additional rental income streams may be generated from these leases and thereby mitigate the impact of inflation.

Off-Balance Sheet Arrangements

As of September 30, 2012, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

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

The following table presents our FFO for the three and nine months ended September 30, 2012 and 2011. FFO should not be considered an alternative to net income (loss), as an indication of our performance, nor is FFO indicative of funds available to fund our cash needs or our ability to make distributions to our shareholders. In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of debt, each of which may impact the amount of cash available for distribution to our shareholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(376,418)	$(417,597)	$(1,381,250)	$(1,686,801)
Adjustments:
Income attributable to noncontrolling interests	(114,051)	(57,740)	(277,159)	(258,737)
Depreciation and amortization	1,044,033	985,092	3,329,026	2,937,770
Funds from operations adjustments related to discontinued operations (1)	374,669	41,632	460,021	134,694
Gain on dissolution of partnership interests	(285,247)	—	(285,247)	—
(Gain) loss on sale of real estate assets	(81,695)	32,424	(180,770)	56,911
Funds from Operations	$561,291	$583,811	$1,664,621	$1,183,837

(1)	The three and nine months ended September 30, 2012 includes asset impairment charges of $358,000.

FFO decreased in the three month period ended September 30, 2012 by $22,520, or 3.9%, to $561,291 compared to $583,811 for the same period in 2011. For the nine months ended September 30, 2012, FFO increased by $480,784, or 40.6%, to $1,664,621 compared to $1,183,837 for the same period in 2011. The increase in FFO is due to the increase in the Company’s real estate portfolio and improving performance at some of the existing properties.

On a GAAP basis, cash flow provided by operating activities was $3,416,189 and $1,021,166 for the nine months ended September 30, 2012 and 2011, respectively.

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

The following table presents our MFFO for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Funds from operations	$561,291	$583,811	$1,692,621	$1,183,837
Adjustments:
Straight line rent adjustment	(91,285)	(104,309)	(244,337)	(222,487)
Above and below market rents	120,116	106,094	352,783	195,401
Acquisition costs	6,688	46,607	121,907	91,614
Modified Funds from Operations	$596,810	$632,203	$1,922,974	$1,248,365

MFFO decreased in the three month period ended September 30, 2012 by $35,393, or 5.6%, to $596,810 compared to $632,203 for the same period in 2011. For the nine months ended September 30, 2012, MFFO increased by $674,609, or 54.0%, to $1,922,974 compared to $1,248,365 for the same period in 2011. The increase in MFFO is due to the increase in the Company’s real estate portfolio and improving performance at some of the existing properties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2012, the Company also sold 319,270 shares of its common stock to certain of its existing shareholders under its dividend reinvestment plan. The shares were sold directly by the Company without underwriters to a total of 1,491 persons participating in the plan. The Company sold these shares under its registration statement on Form S-3 filed with the Securities and Exchange Commission on January 17, 2012 file number 333-179029.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities in the current quarter.

1.	The Company does not have a formal policy with respect to a stock repurchase program and typically restricts repurchases to hardship cases only.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description

31.1	Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
31.3	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2012	NetREIT, Inc.

	By:	/s/ Jack K. Heilbron
Name: Jack K. Heilbron
Title: Chief Executive Officer

By:	/s/ Kenneth W. Elsberry
Name: Kenneth W. Elsberry
Title: Chief Financial Officer
By:	/s/ J. Bradford Hanson
Name: J. Bradford Hanson
Title: Principal Financial and Accounting Officer

