Form 10-K
period 2012-12-31
NETREIT, INC.
filed 2013-03-28
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K

(mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to________

Commission file number 000-53673

NETREIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	33-0841255
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1282 Pacific Oaks Place Escondido, CA	92029-2900
(Address of principal executive offices)	(Zip code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑  No

At March 15, 2013, registrant had issued and outstanding 15,967,418 shares of its common stock, no par value.

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

ITEM 1. BUSINESS

Our Company, NetREIT, Inc.

NetREIT, Inc. (“we”, “our”, “us” or the “Company”) is a Maryland corporation which operates as a self-managed and self-administered real estate investment trust as defined under the Internal Revenue Code (a “REIT”). As a Maryland chartered corporation, we are governed by the Maryland General Corporation Law (the “MGCL”). We formerly contracted with CHG Properties, Inc. (“CHG Properties”) to manage the day-to-day operations of our Properties (See Note 10, “Subsequent Events” for further discussion). We are a non-traded, publicly owned company registered under the Securities Exchange Act of 1934 (the “1934 Act”). Our office is located at 1282 Pacific Oaks Place, Escondido, California, 92029-2900. Our telephone number is 866-781-7721. Our e-mail address is info@netreit.com or you may visit our website at www.netreit.com.

Our investment objective is to create current income and growth for our stockholders. We seek to accomplish this objective by seeking to acquire commercial, industrial, self-storage, retail, single family residential model homes and multi-unit residential real estate with promising financial opportunities located primarily in the western United States. From January 2005 through December 31, 2012 we have been in a high growth mode. Our equity capitalization has increased from approximately $660,857 to approximately $76.7 million and our total assets increased during that period from $4.4 million to approximately $185.1 million. During this period, we increased our investments in real property (our “Properties”) from 2 to 114 properties, including 92 model home properties. Our portfolio includes interests in twelve commercial and one industrial office properties (“Office Properties”), six self-storage facilities (Self-Storage Properties”) one apartment complex and 92 model homes (“Model Homes” or “(Model Home Properties” ) (combined, “Residential Properties”) and four retail centers.

We own a 100% fee interest in 18 of these Properties. We also own partial interests in 6 Properties through our investments in 5 limited partnerships for which we serve as the General Partner (“GP”) and one limited liability company for which we serve as managing member. Each of these 5 limited partnerships are referred to as a “DownREIT.” In each DownREIT, we have the right, through options and put options, to require our co-investors to exchange their interests for shares of our common stock at a stated price within a definite period, generally 5 years from the date they first invested in the entity’s real property.

We own an interest in 67 Model Homes through our majority owned subsidiary, NetREIT Dubose Model Home REIT, Inc. (“NetREIT Dubose”), and interests in an additional 25 Model Homes through investments as majority limited partner in five limited partnerships, Dubose Acquisition Partners II, LTD. (“DAP II”), Dubose Model Home Income Fund #3, LTD. (“DMHI Fund #3”), Dubose Model Home Income Fund #4, LTD. (“DMHI Fund #4”), Dubose Model Home Investors Fund #113 LP (“DMHI Fund #113”) and Dubose Model Home Investors #201 LP (“DMHI #201”). , Dubose Acquisition Partners III, LTD. (“DAP III”) and Dubose Model Home Income Fund #5, LTD. (“DMHI Fund #5”) sold their last homes in 2012 and liquidated the partnerships. DMHI Fund #3 and DMHI Fund #4 also sold their last model homes in 2012 but still have one remaining asset – an investment interest in DAP II.

In March 2010, we purchased certain assets and rights from Dubose Model Homes USA (“DMHU”), which we refer to as the “DMHU Purchase.” Mr. Larry Dubose was the founder, former president and former principal owner of DMHU. Pursuant to the DMHU Purchase, we were also assigned contracts to provide certain Management services to 19 investment limited partnerships sponsored by DMHU and for which past or present DMHU affiliates serve as general partners. We refer to these 19 partnerships as the “Dubose Partnerships.” The Dubose Partnerships include DAP II, DAP III, DMHI Fund #3, DMHI Fund #4, DMHI Fund #5 and DMHI Fund #113. These DMHU assets purchased Model Homes from, and leased them back to, homebuilders for their use in marketing their model home developments. We hold the Model Homes for appreciation and resale. We refer to these activities as our “Model Homes Division.” To implement our future Model Homes Division activities, we formed a 100% owned subsidiary known as NetREIT Advisors, LLC (“NetREIT Advisors”) to manage NetREIT Dubose and all the Model Home partnerships except DMHI#201 which is managed by another 100% owned subsidiary known as Dubose Advisors, LLC (“Dubose Advisors”) and collectively referred to as the “Advisors”). Mr. Dubose, Mr. Heilbron and Mr. Elsberry serve as NetREIT Advisors’ and Dubose Advisors’ CEO, President and CFO, respectively. In 2010, we invested $300,000 as member capital contributions to NetREIT Advisors. In 2011, we invested $25,000 as member capital contributions to Dubose Advisors and $250,000 as a limited partner investment in DMHI #201.

In July 2010, we sponsored and through NetREIT Advisors, organized, and are making significant investments in, NetREIT Dubose. NetREIT Dubose is a proposed private REIT whose primary business is acquiring Model Homes from third party homebuilders in sale and leaseback (“sale-leaseback”) transactions whereby a homebuilder sells the model home to NetREIT Dubose and leases back under a triple net lease (“NNN”) the model home is for use in marketing its residential development. NetREIT Dubose is currently seeking to raise up to $20 million pursuant to a private placement of its common stock. We are a majority stockholder of NetREIT Dubose and will remain so for an indeterminate time. Our relationships with NetREIT Dubose exposes NetREIT, Inc. to additional risks (see Risk Factors section below. As of December 31, 2012, The Company has invested $2.6 million through the purchase of common stock and has cumulatively loaned approximately $4.2 million through the issuance of convertible promissory notes. The Company owned approximately 41% of NetREIT Dubose as of December 31, 2012.

NetREIT Advisors serves as external advisor to NetREIT Dubose. NetREIT Advisors also provides Management services to the 1 remaining unaffiliated Dubose Partnership, pursuant to a contract DMHU assigned to us in the DMHU Purchase. At the time of the DMHU Purchase there were 19 unaffiliated partnerships under NetREIT Dubose Management. For these services, NetREIT Advisors receives ongoing Management fees and has the right to receive certain other fees when the partnership sells or otherwise disposes of its properties

In September 2010, we commenced a tender offer to purchase outstanding limited partnership units of DMHI Fund #3, DMHI Fund #4 and DMHI Fund #5 in exchange for, at the election of each offeree limited partner, shares of our common stock valued at $10.00 per share or cash equal to 80% of the aggregate price of the shares offered. As a result of this tender offer, effective November 30, 2010 we acquired approximately 74% of DMHI Fund #3 for $475,997 in cash and 39,827 shares for a total combined cost of $874,263; approximately 71% of DMHI Fund #4 for $343,074 in cash and 49,132 shares for a total combined cost of $834,394; and approximately 67% of DMHI Fund #5 for $77,822 in cash and 23,931 shares for a total combined cost of $317,136. As a result, the Company is now the controlling partner of each of these partnerships and the financial statements of each have been included in the consolidated financial statements since the acquisition. As of December 31, 2012, DMHI Fund #5 has sold all of their models homes and has been liquidated. DMHI Fund #3 and DMHI Fund #4 have also sold all of their model homes and, as described below, the only remaining asset in these two Partnerships is an investment interest in DAP II.

DMHI Fund #3 and DMHI Fund #4 have investments as limited partners in DAP II. As a result of our earlier 51% investment in these two funds, our ownership interests in DAP II increased to 75.7% and 83.0%, respectively.

In August 2011, we sponsored and through Dubose Advisors, organized DMHI #201 LP for the purpose of raising private equity to also invest in model home properties and lease them back to the homebuilders. This partnership was formed to raise up to $3.0 million through the sale of units. The Company invested in 5 of the 60 partnership units to be sold for $250,000. The partnership has raised the $3.0 million it had sought.

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

In December 2011, the Company issued approximately 1,649 shares of its Series 6.3% Preferred Stock to the NetREIT National City Partnership, LP, an entity that is consolidated into the financial statements of the Company. The terms of the preferred stock provide for a liquidation preference of $1,000 per share and cumulative dividends from the date of original issue at a rate of 6.3% per annum (equal to an annual rate of $63.00 per share), subject to adjustment in certain circumstances. The liquidation preference on these shares is $1,649,000. Dividends on the preferred stock are payable quarterly in arrears subject to declaration by the Board of Directors and compliance with applicable law. All the shares issued to the partnership are subject to an option for the limited partner to exchange his interest in the partnership to equity in NetREIT.

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

Our Management

We refer to our executive officers and any directors who are affiliated with them as our “Management.” Our Management is currently comprised of Jack K. Heilbron, our Chairman of the Board, Chief Executive Officer (“CEO”) President and a Director of NetREIT Dubose and Dubose Advisors; Kenneth W. Elsberry, our Chief Financial Officer (“CFO”) and one of our Directors; Mr. Dubose, who is the CEO and a Director of the Company as well as NetREIT Advisors, Dubose Advisors and the CFO and a Director of NetREIT Dubose; and Mr. J. Bradford Hanson, Chief Accounting Officer. Mr. Heilbron is responsible for managing our day-to-day affairs. Our property manager through January 31, 2013, CHG Properties, was a wholly owned subsidiary of CI Holding Group, Inc. (“CI Holding”) (See note 10, “Subsequent Events” for further discussion). Messrs. Heilbron and Elsberry were executive officers, directors and minority stockholders of CI Holding. Mr. Dubose is responsible for managing the day-to-day activities of NetREIT Advisors and our Model Homes Division.

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

Our Property Manager

Through January 31, 2013, CHG Properties managed our Properties under a Restated and Amended Property Management Agreement, dated October 14, 2010, between us and CHG Properties (the “Property Management Agreement”) (see footnote 10, “Subsequent Events”, to the consolidated financial statement.). The Property Management Agreement has been approved and is subject to continuing review by our directors, including a majority of our independent directors. CHG Properties was the wholly owned subsidiary of CI Holding Group, Inc. (“CI Holding”). Mr. Heilbron and Mr. Elsberry were minority shareholders of CI Holding. Also, Mr. Heilbron served as Chairman of its board of directors and President of CHG Properties, and Mr. Elsberry served as its CFO and Secretary and as a member of its Board of Directors.

Under the Property Management Agreement, we were paying CHG Properties management fees in the amount of up to 5% of the gross revenues of each property managed. We believe these terms are no less favorable to NetREIT than those customary for similar services in the relevant markets and geographic areas of our Properties. Depending upon the location of certain of our Properties and other circumstances, we have retained property management companies in Wyoming, Colorado and North Dakota which are unaffiliated with CHG Properties and CI Holdings to render property management services for some of our Properties.

Our Contracts with CHG Properties

The Property Management Agreement. Until January 31, 2013 (See note 10, “Subsequent Events”, to the consolidated financial statements for further discussion), under the Property Management Agreement, CHG Properties provided services in connection with the rental, leasing, operation and management of our Properties in consideration for a monthly management fee in the amount of up to 5% of Gross Rental Income, as defined in the Property Management Agreement. In addition, we were required to compensate CHG Properties in the event it provides services other than those specified in the Property Management Agreement and to reimburse CHG Properties for its costs, other than its general, administrative and overhead costs, in providing services under the Property Management Agreement. We maintain a property management agreement for each property, each of which will have an initial term ending December 31, in the year in which the property is acquired. Each Property Management Agreement is subject to successive one-year renewals, unless we or the property manager notifies the other in writing of its intent to terminate the Property Management Agreement 60 days prior to the expiration of the initial renewal term. Our right to terminate will be limited so that the Property Management Agreement was terminable by us only in the event of gross negligence or malfeasance on the part of the property manager.

Until January 31, 2013 (See Note 10, “Subsequent Events”, to the consolidated financial statements for further discussion), under the Property Management Agreement, CHG Properties hired, directed and established policies for employees who will have direct responsibility for each property’s operations, including resident managers and assistant managers, as well as building and maintenance personnel. We have employed some persons who were also employed by CHG Properties or its other affiliates. CHG Properties was able to, as it deemed necessary, engage one or more agents to perform services for us, including local property managers. In doing so, however, CHG Properties was not relieved of its duties and responsibilities to us under the Property Management Agreement~~,~~ and it must compensate any such agents without the right to any reimbursement from us or duplication of costs to us. CHG Properties also directs the purchase of equipment and supplies and supervises all maintenance activity.

Until January 31, 2013 (See Note 10, “Subsequent Events”, to the consolidated financial statements for further discussion), pursuant to the Property Management Agreement, CHG Properties was responsible for collection and bank deposit of rents, day-to-day maintenance of the properties, leasing and tenant relations, and the submission of approved vendor invoices to us for payment. CHG Properties also reviewed and paid approved vendor invoices, monitored the payment of rents by tenants, and monitored the collection of reimbursements from tenants, where applicable, for common area maintenance, property taxes and insurance.

Right to Acquire Property Manager’s Business. During the term of the Property Management Agreement, we had the option to acquire CHG Properties’ property management business, including its assets used in connection with that business. Our right to exercise this option did not require obtaining consent from the property manager, its board, or its stockholders. We elected to exercise this right effective January 31, 2013. Our board’s decision to exercise this right required the approval of a majority of our directors not otherwise interested in the transaction (including a majority of our independent directors). As a result of the Company exercising its right to acquire CHG Properties, existing stockholders of C I Holding Group, Inc. received 200,000 shares of our common stock determined as prescribed under the agreement. The value of CHG was determined to be $1.9 million and, at $9.50 per share, 200,000 shares have been issued to the stockholders of C I Holding Group, Inc. As a result of the acquisition, we formed a 100% owned subsidiary, “NTR Property Management, Inc.” to continue to perform the property management services previously performed by CHG Properties, Inc. (See note 10, “Subsequent Events” to the consolidated financial statements for further discussion).

Federal Income Tax REIT Requirements

Starting in our 2000 tax year, we elected to be taxed as a REIT. As a REIT, we are generally not subject to federal income tax on income that we distribute to our stockholders. Under the Internal Revenue Code of 1986, as amended (the “Code”), to maintain our status as a REIT and receive favorable REIT income tax treatment, we must comply with certain requirements of federal income tax laws and regulations. These laws and regulations are complex and subject to continuous change and reinterpretation. We have received an opinion of special tax counsel that we will qualify as a REIT if we achieve certain of our objectives, including diversity of stock ownership and operating standards. However, there is no assurance that we will be able to achieve these goals and thus qualify or continue to qualify to be taxed as a REIT.

The principal tax consequences of our being taxed as a REIT are that our stockholders may receive dividends that are indirectly sheltered from corporate federal income taxation. In the event we fail to qualify as a REIT, we will be subject to taxation on two levels because our income will be taxed at the corporate level and we will not be able to deduct dividends we pay to our stockholders. In turn, stockholders will be taxed on dividends they receive from us.

To continue to be taxed as a REIT, we must satisfy numerous organizational and operational requirements, including a requirement that we distribute at least 90% of our Real Estate Investment Trust taxable income to our stockholders, as defined in the Code and calculated on an annual basis. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates and stockholders will be taxed on dividends they receive from us, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even though we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.

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

Competitive Factors

We compete with a number of other real estate investors, many of which own properties similar to ours in the same markets in which our Properties are located. Competitors include other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. In addition, many of these entities have capital structures that allow them to make investments at higher prices than what we can prudently offer while still generating a return to their investors that is commensurate with the return we are seeking to provide our investors. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants' leases expire. The concentration of our Properties in Southern California and Colorado makes us especially susceptible to local market conditions in these areas. For instance, our self-storage properties are located in Southern California markets containing numerous other self-storage properties. Competition with these other properties will impact the operating results of our self-storage properties, which depends materially on our ability to timely lease vacant self-storage units, to actively manage unit rental rates, and our tenants’ ability to make required rental payments.

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

Industry Segments

The Company’s reportable segments consist of the four types of commercial real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results: Residential Properties, Industrial and Commercial Office Properties, Retail Properties, Self-Storage Properties and Mortgage Loans. For financial data by segment, see Note 9 “Segments” in the notes to our consolidated financial statements filed herewith.

Our Offices and Employees

Our offices are situated in approximately 12,134 square feet of space in our Pacific Oaks Plaza located at 1282 Pacific Oaks Place in Escondido, California.

As of March 15, 2013, we have 31 full time employees and 8 part-time employees.

Our Policies Regarding Operating Reserves

We are not required to maintain a specified level of operating reserves nor do we have a policy to do so. Our directors continually monitor our short term cash needs for capital expenditures and property operation with a view towards maintaining cash reserves in sufficient amounts to meet our anticipated short term cash requirements in this regard. In addition, based on the nature, location, age and condition of our Properties, and our requirements under our various leases, we attempt to maintain sufficient reserves to meet these obligations. However, we cannot assure our stockholders that we will have sufficient reserves at all times to meet our short term obligations, especially unforeseen obligations, such as those arising from losses suffered by reason of acts of God or unsecured casualties. In the event we encounter situations requiring expenditures exceeding our reserves, we will be forced to seek funds from other sources, including short term borrowing, which may not be available on favorable terms or at all.

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

ITEM 1A. RISK FACTORS

Risks Relating to Our Status and an Investment in Our Securities

Our long term growth and achieving our full potential may ultimately depend on our obtaining additional equity capital. In the past we have relied on cash from the sale of our equity securities to fund the implementation of our business plan, including property acquisitions, building of our staff and internal Management and administrative capabilities, and funding in substantial part our business operations. We terminated our private placement for common stock on December 31, 2011. Our ability to continue to fund property acquisitions, fund our operations, and fund payment of regular dividends to our stockholders over the long term is likely dependent upon our obtaining additional funds through the additional sales of our equity and/or debt securities. Without additional capital, we may not be able to grow our asset base to a size that is sufficient to support our current level of operations and/or our payment of dividends to our stockholders at current rates (or even at levels required by the REIT provisions, which generally require us to annually pay dividends to our stockholders equal to at least 90% of our REIT taxable income). There is no assurance as to when and under what terms we can successfully obtain additional funding through the sale of our equity and/or debt securities. Our access to additional equity or debt capital depends on a number of factors, including general market conditions, the market’s perception of our growth potential, our expected future earnings, and our debt levels.

We currently are wholly dependent upon our internal cash from operations and debt financing for future property acquisitions and the payment of our operational costs and to fund distributions to our stockholders. To the extent our cash from internal sources and/or debt financing of unencumbered properties is not sufficient to pay our costs of operations, our acquisition of additional properties, and/or our payment of dividends to our stockholders, we would be required to take one or more measures, including decreasing our operational costs through reductions in personnel and/or facilities, reducing or suspending our acquisition of additional properties, and/or suspending dividends to our stockholders. Our reduction of our operational costs and/or our reduction or suspension of property acquisitions would inhibit our growth and prevent us from fully implementing our business plan and reaching our investment objectives. Our reduction or suspension in our payment of dividends to our stockholders would reduce our stockholders’ return on their investment and possibly prevent us from satisfying the minimum distribution requirements of the REIT provisions. Any of these measures would likely have a substantial adverse effect on our financial condition, the value of our common stock, and our ability to raise additional capital.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or continue to pay dividends. Our achievement of our investment objectives and our ability to pay regular dividends is dependent upon our continued acquisition of suitable property investments, our selection of tenants, and our obtaining satisfactory financing arrangements in connection with such investments. We cannot be sure that our Management will be successful in obtaining suitable investments on financially attractive terms or that, if we make investments, our objectives will be achieved. If our Management is unable to find suitable investments, we will hold the proceeds available for investment in an interest-bearing account, or invest the proceeds in short-term, investment-grade investments. Holding such short-term investments will prevent us from making the investments necessary to allow us to generate operating income to pay dividends. As a result, we will need to raise additional capital to continue to pay dividends at the current level until such time as suitable property investments become available. In the event that we are unable to find suitable investments or obtain additional capital in future financings, our ability to pay dividends to our stockholders would be adversely affected and we may lose our qualification as a REIT.

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

We depend on key personnel and the loss of such personnel could impair our ability to achieve our business objectives. Our ability to achieve our investment objectives and to pay dividends is dependent to a significant degree upon the continued contributions of certain key personnel in evaluating and consummating our investments, the selection of tenants and the determination of any financing arrangements. Our key personnel include Mr. Jack K. Heilbron, Mr. Kenneth W. Elsberry and Mr. Larry G. Dubose, each of whom would be difficult to replace. If any of our key employees were to cease employment, our operating results could suffer. We also believe that our future success depends, in large part, upon our ability to hire and retain skilled and experienced managerial, operational and marketing personnel. Competition for skilled and experienced personnel is intense, and we cannot assure our stockholders that we will be successful in attracting and retaining such skilled personnel.

The availability and timing of cash dividends is uncertain. We bear all expenses incurred in our operations, which are deducted from cash funds generated by operations prior to computing the amount of cash dividends to be distributed to the stockholders. In addition, subject to the requirement that we make certain distributions to maintain our REIT qualification, the board of directors, in its discretion, may retain any portion of such funds for working capital. We cannot assure our stockholders that we will have sufficient cash to pay dividends to our stockholders.

We may change one or more of our investment policies. One or more of our investment policies may be changed or modified from time to time by our Management, subject to review by our independent directors who are charged with the responsibility and authority to review our investment policies and criteria at least annually to determine that the policies we are following are in the best interests of our stockholders.

Our stockholders have a very limited right to influence our business or affairs. Our Management, under the direction of our board of directors, have the exclusive right to manage our day-to-day business and affairs. Except for certain major decisions (such as mergers or the sales of substantially all of our assets) which require the vote of our stockholders, our stockholders generally do not have the right to participate in our Management or investment decisions. Moreover, stockholders do not have the right to remove directors except for cause.

The limit on the amount of our common stock a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders. In order for us to qualify as a REIT, no more than 50% of our outstanding stock may be beneficially owned, directly or indirectly, by five or fewer individuals (including certain types of entities) at any time during the last half of each taxable year. To ensure that we do not fail to qualify as a REIT under this test, our articles of incorporation restrict, unless waived by our Board, ownership by one person or entity to no more than 9.8% in value or number, whichever is more restrictive, of any class of our outstanding stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

If we failed to comply with applicable exemption requirements in connection with our private placement offerings, we may have liability for damages to certain of our stockholders. In the past we sold our securities to investors in reliance on an exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933 (the “1933 Act”) and various exemptions from registration under applicable state securities laws. Many requirements and conditions of these exemptions are subject to factual circumstances and subjective interpretation. There is no assurance that the Securities and Exchange Commission (the “SEC”), any state securities law administrator, or a trier of fact in a court or arbitration proceeding would not determine that we failed to meet one or more of these requirements. In the event the SEC, any state securities law administrator, or a trier of fact in a court or arbitration determines that we sold our securities without an applicable exemption from registration under the 1933 Act and/or the applicable state securities laws, we could be liable to the purchasers of our securities in that offering for rescission and possibly monetary damages. If a number of investors were successful in seeking one or more of these remedies, we could face severe financial demands that would adversely affect our business and financial condition.

From 2005 until 2012, we conducted multiple private placement offerings, all in reliance upon the private placement exemptions from registration under the 1933 Act and applicable state securities laws. Under applicable law and regulations, these multiple offerings could be combined (or integrated) and treated as a single offering for federal and state securities law purposes. If so integrated, the offerings would be treated as a single offering and would be required to meet each of the requirements for the exemption relied upon. While we have structured each of these offerings individually so that if they are combined they would meet the requirements of the Rule 506 exemption, the area for application of this exemption to integrated offerings remains somewhat unclear and has not been fully defined by the Securities and Exchange Commission or the courts. Thus, there is uncertainty as to our burden of proving that we have correctly relied on one or more of these private placement exemptions.

It will be difficult for our stockholders to sell their common stock because there is currently no public market for the shares. If our stockholders are able to sell their shares, they will likely have to sell them at a substantial discount due to the lack of a public market for our shares. There is no public market for our common stock. Moreover, our articles of incorporation contain restrictions on the ownership and transfer of our shares including the limitation on the maximum number of shares a single holder may hold, as described above, and these restrictions may inhibit our stockholders’ ability to sell their shares. We do not have a share redemption program, nor do we plan to adopt one in the near future. Any share redemption program we may adopt will be limited in terms of the amount of shares that may be redeemed annually. Our board of directors will be able to limit, suspend or terminate any share redemption program. It will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they likely will only be able to sell them at a substantial discount from the price they paid. We cannot assure that their shares will ever appreciate in value to equal the price our stockholders paid for their shares. Thus, our stockholders should consider the shares an illiquid and long-term investment, and they must be prepared to hold their shares for an indefinite length of time.

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

•
As of March 15, 2013, we had 15,967,418 shares of our common stock outstanding. Substantially all of these shares would be freely tradable (subject to restrictions on the shares held by our directors, officers and other affiliates). Also, we intend to issue additional shares of our common stock in the future under our employee and agent incentive plans and possibly in one or more private offerings. Neither we nor any of our affiliates have any control, contractually or otherwise, on the amounts or frequency of trades the holders of these shares may make. Also, institutions and other professional investors could seek to take advantage of this condition through short sales of our common stock, which could exert a downward pressure on the trading price of our common stock.

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

Risks Relating to Real Estate Investments

Unsettled conditions in the financial and equity markets could negatively affect the U.S. and world economies and could adversely affect our business and operations. Uncertainties, dislocations and disruptions in the U.S. financial markets have resulted in a tightening or, in some locations, the unavailability of secured real estate financing. Mortgage securities and asset-backed securities, collateralized debt obligations and derivative securities associated with those markets are directly impacted. These uncertainties have affected the overall U.S. and world credit markets and, indirectly, both the residential and commercial real estate markets. These events will continue to negatively affect other economic sectors, such as retail sales manufacturing and labor. As a result, the U.S. and world economies experienced an economic recession of unpredictable severity and length. Recession effects included decreasing availability of capital and credit financing, job losses, decreases in wholesale and retail sales, manufacturing and service sectors. The effect of legislation and governmental action intended to stabilize the U.S. credit markets is unclear at this time.

Unavailability of certain types of credit financing and stagnation of real estate prices have led to economic slowdown and a recession. Periods of economic slowdown or recession are typically accompanied by declines in real estate sales in general. These conditions can, in turn, result in increases in mortgage loan delinquencies and foreclosures and declines in real estate prices and values. Any material decline in real estate values would, among other things, increase the loan-to-value ratio of any properties on which we have mortgage financing and any real estate loans we own. A significant period of increased delinquencies, foreclosures, or depressions in real estate prices would likely materially and adversely affect our ability to finance our real estate investments.

Current commercial mortgage market trends may affect the terms and conditions of our mortgage financing and make it more difficult for us to obtain mortgage financing and have an adverse effect on our ability to make suitable investments. In response to illiquidity, disruption and uncertainty in the commercial mortgage markets, lenders with whom we typically deal, such as insurance companies and national state chartered banks, have instituted more stringent underwriting requirements, and increased their credit spreads as the demand for higher risk premiums continues. Thus, the amount of mortgage financing available has contracted and future borrowing costs may increase. Higher costs of mortgage financing and restricted levels of borrowing may result in lower yields from our real estate investments, which may reduce our cash flow available for distribution. These restrictions could include restrictions on our ability to make distributions to our stockholders. Because of these trends, we expect the terms and conditions of our mortgage loans will be more onerous and will contain more restrictive terms favorable to the lender, and that these terms and restrictions would reduce our operating flexibility. Unavailability of mortgage financing will directly reduce our ability to purchase additional properties and thus decrease our diversification of real estate ownership.

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

We are not required to set aside and maintain specific levels of cash reserves and may have difficulty in the event of increases in existing expenses or unanticipated expenses. We do not anticipate that we will establish a permanent reserve for maintenance and repairs, lease commissions, or tenant improvements of real estate properties. However, to the extent that we have insufficient funds for such purposes, we may establish reserves. To the extent that expenses increase or unanticipated expenses arise and accumulated reserves are insufficient to meet such expenses, we would be required to obtain additional funds through borrowing or the sale of additional equity, if available. Our ability to repay any indebtedness incurred in connection with the acquisition of a property or any subsequent financing or refinancing will depend in part upon the sale, refinancing or other disposition of that property prior to the date such amounts become due. There can be no assurance that any such sale or refinancing can be accomplished at a time or on such terms and conditions as will permit us to repay the outstanding principal amount of any indebtedness. In the event we are unable to sell or refinance that property prior to the anticipated repayment date of any indebtedness, we may be required to obtain the necessary funds through additional borrowings, if available. If additional funds are not available from any source, we may be subject to the risk of losing that property through foreclosure.

We may be unable to sell a property at any particular time which would limit our ability to realize a gain on our investments and decrease the value of our shares. In general, we intend to sell, exchange or otherwise dispose of the properties when we, in our sole discretion, determine such action to be in our best interests. Our stockholders should not, however, expect a sale within any specified period of time, as properties could be sold sooner because they are not performing or because we believe the maximum value can be obtained with a sale prior to the end of the anticipated holding period. Likewise, a sale may not be feasible until later than anticipated.

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

A property that incurs a vacancy could be difficult to sell or re-lease and could have a material adverse effect on our operations and our ability to pay dividends. We expect our properties to periodically incur vacancies by reason of lease expirations, terminations, or tenant defaults. If a tenant vacates a property, we may be unable either to re-lease the property for the rent due under the prior lease or to re-lease the property without incurring additional expenditures relating to the property. In addition, we could experience delays in enforcing our rights against the defaulting tenant and collecting rents and, in some cases, real estate taxes and insurance costs due from that tenant.

If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in less cash dividends to be distributed to stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

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

We may not have funding for future tenant improvements which would make it difficult for us to lease such properties to new tenants. When a tenant at one of our commercial properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. We may depend on institutional lenders and/or tenants to finance our tenant improvements and tenant refurbishments in order to attract new tenants. We do not anticipate that we will maintain significant working capital reserves for these purposes. We therefore cannot assure our stockholders that we will have any sources of funding available to us for such purposes in the future.

Uninsured losses may adversely affect returns to our stockholders. Our policy is to obtain insurance coverage for each of our Properties covering loss from liability, fire and casualty in the amounts and under the terms we deem sufficient to insure our losses. Under tenant leases on our commercial and retail Properties, we require our tenants to obtain insurance for our Properties to cover casualty losses and general liability in amounts and under terms customarily obtained for similar properties in the area. However, in certain areas, insurance to cover some losses, generally losses of a catastrophic nature such as earthquakes, floods, terrorism and wars, is either unavailable or cannot be obtained at a reasonable cost. For example, in most earthquake-prone areas, we do not expect to obtain earthquake insurance because it is either not available or available at what we decide is too high of a cost. Also, tenants may not be able to obtain terrorism insurance in some urban areas. In the event we are unable or decide not to obtain such catastrophic coverage for a property and damage or destruction of the property occurs by reason of an uninsured disastrous event, we could lose some or all of our investment in the property. In addition, we have no source of funding to repair or reconstruct the damaged property, and we cannot assure our stockholders that any such sources of funding will be available to us for such purposes in the future.

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

Our compliance with various legal requirements of real estate ownership may involve significant costs. Our Properties are subject to various local, state and federal regulatory requirements, including those addressing zoning, environmental, land use, access for disabled persons, and air and water quality. Compliance with these additional legal requirements could adversely affect our operating income and our ability to pay dividends. Also, the value of a property may be adversely affected by legislative, regulatory, administrative and enforcement actions at the local, state and national levels in a variety of areas, including environmental controls.

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

Competition for properties could negatively impact our profitability. In acquiring properties, we experience substantial competition from other investors, including other REITs and real estate investment programs. Many of our competitors have greater resources than we do and, in many cases, are able to acquire greater resources, including personnel and facilities with acquisition efforts. Because of this competition, we cannot assure our stockholders that we would be able to always acquire a property we deem most desirable or that we would be able to acquire properties on favorable terms. Our inability to acquire our most desirable properties on desired terms could adversely affect our financial condition, our operations and our ability to pay dividends.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results. Under various federal, state and local environmental laws (including laws that are designed to reduce the potential effects of certain industries on global climate), ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. In connection with the acquisition and ownership of our Properties, we may be potentially liable for such costs. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, or of remediating any contaminated property could materially adversely affect our business, our assets and/or our results of operations, and, consequently, amounts available for distribution to our stockholders.

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

Although we have not been notified by any governmental authority, and are not otherwise aware of any material noncompliance, liability or claim relating to hazardous substances, toxic substances or petroleum products in connection with any properties we currently own or manage, we may, as owner of a property, under various local, state and federal laws, be required to remedy environmental contamination of one of our Properties. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of any hazardous substances. We may be liable for the costs of removing or remediating contamination. The presence of, or the failure to properly remediate, hazardous substances may adversely affect the ability of tenants to operate, may subject us to liability to third parties, and may adversely affect our ability to sell or rent such property or borrow money using such property as collateral. Moreover, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removing or remediating such substances. If we are deemed to have arranged for the disposal or treatment of hazardous or toxic substances, we may be liable for removal or remediation costs, as well as other related costs, including governmental fees and injuries to persons, property and natural resources.

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

Compliance with the Americans with Disabilities Act of 1990 and fire, safety, and other regulations may require us to make unintended expenditures that could adversely impact our results of operations. Our Properties are generally required to comply with the Americans with Disabilities Act of 1990, or the ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. The parties to whom we lease properties are obligated by law to comply with the ADA provisions, and we believe that these parties may be obligated to cover costs associated with compliance. If required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these parties to cover costs could be adversely affected and we could be required to expend our own funds to comply with the provisions of the ADA, which could materially adversely affect our results of operations or financial condition and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions to our stockholders.

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

Uncertain market conditions and the broad discretion of Management relating to the future disposition of properties could adversely affect the return on our shares. We generally will hold the various real properties in which we invest until such time as Management determines that a sale or other disposition appears to achieve our investment objectives or until it appears that such objectives will not be met. Otherwise, our Management, subject to approval of our board, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time. We cannot predict with any certainty the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our Properties, we cannot assure our stockholders that we will be able to sell our Properties at a profit in the future. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

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

The effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act on our business earnings and financial condition are uncertain. This Act transforms the way banks, broker-dealers, hedge funds, investment advisors, credit rating agencies, accountants, public companies and other financial institutions conduct business. The far reaching reforms under this law included the creation of an independent bureau of consumer financial protection and other boards and administrative bodies charged with implementing the law. The administrative agencies charged with implementing this law will create regulations and procedures for exercising their authority under the law. The complexities and as yet unknown ramifications of this legislation will be significant and likely will result in substantial increases in restrictions on and costs of borrowing funds from the financial institutions covered by the legislation. Because of the many variables involved, including the lack of existing regulations or interpretive guidance, the effects of this financial reform legislation and its impact on our business, revenues, costs and financial condition, is unknown and cannot presently be accurately anticipated. Accordingly, this financial reform could adversely affect our costs of doing business, restrict our business activities and generally negatively impact our financial success, and the financial success of our tenants.

Risks Relating to Debt Financing

The more leverage we use, the higher our operational risks will be. The more we borrow, the higher our fixed debt payment obligations will be and the risk that we will not be able to timely pay these obligations will be greater in the event we experience a decrease in rental or other revenues or an increase in our other costs. At December 31, 2012, we had a total of approximately $92.5 million of secured financing on our Properties. We intend to continue to borrow funds through secured financings to acquire additional properties.

If we fail to make our debt payments, we could lose our investment in a property. Loans obtained to fund property acquisitions will generally be secured by mortgages on our properties. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment which in turn could cause the value of our shares and the dividends payable to stockholders to be reduced.

Lenders may require us to enter into restrictive covenants relating to our operations which could impair our ability to pay dividends. In connection with obtaining certain financing, a lender could impose restrictions which affect our ability to incur additional debt and our distribution and operating policies. Generally, our lenders will require covenants which limit our ability to further mortgage the property or to discontinue insurance coverage which may impose other limitations.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to pay dividends. Some of our existing financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. In the future, we may finance more properties in this manner. Our ability to make a balloon payment at maturity is uncertain and will depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. At December 31, 2012, without respect to the Model Home Division, we had loans that require balloon payments of $9.2 million in 2013, $9.2 million due in 2014, $15.4 million due in 2015, $6.9 million due in 2016 and no balloon payments due in 2017. In February 2013, the balloon payments of $18.4 due in 2013 and 2014 were financed and are now scheduled to mature in 2020. The Model Home Division pays off its mortgage loans as they sell homes out of proceeds from the sale. Any deficiency from the sale proceeds would be paid out of existing cash. NetREIT, Inc. is a guarantor of the mortgage notes on Model Homes entered into by NetREIT Dubose in the amount of approximately $13.5 million.

Our risk of losing property through a mortgage loan default is greater when the property is cross-collateralized. In circumstances we deem appropriate, we may cross-collateralize two or more of our Properties to secure a single loan or group of related loans, such as where we purchase a group of unimproved properties from a single seller or where we obtain a credit facility for general application from an institutional lender. Cross-collateralizing typically occurs where the lender requires a single loan to finance the group of properties, rather than allocating the larger loan to separate loans, each secured by a single property. We thus could default on payment of the single larger loan, even though we could pay one or more of the single loans secured by individual properties if each property was subject to a separate loan and mortgage. Our default under a typical cross-collateralized obligation could cause the loss of all of the properties securing the loan. In a typical financing arrangement, each property could secure a separate loan and our default under one loan generally could result only in our loss of the property securing the loan. At December 31, 2012, we have one (1) cross-collateralized mortgage between the self-storage properties of Sparky’s Palm, Joshua, and Sunrise which terms contain a release clause for each property.

Due-on-sale, prepayment penalty, or defeasance clauses in our mortgages may prevent us from taking advantage of interest rate changes. Lenders typically require a due-on-sale, prepayment penalty, or defeasance in their mortgage loan agreements whereby in the event of the refinance or sale of the property, the lender must be paid a prepayment penalty, a defeasance, or the lender may call the mortgage due and payable. As a practical matter, a due-on-sale clause would require the property to be refinanced and the mortgage repaid in the event we sell the property, or require us to pay a premium such as a prepayment penalty or defeasance to the lender to waive the due-on-sale clause. If prevailing interest rates are higher than those charged on a property’s mortgage, and its mortgage did not have such a clause, we could obtain a higher sales price to reflect the lower mortgage costs we could pass on to the buyer.

Risks Related to Our Corporate Structure

We will not be afforded the protection of MGCL relating to business combinations. Under the MGCL, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities.

Risks Relating to Our Management’s Conflicts of Interest

Our Management faces certain conflicts of interest with respect to our operations. We rely on our Management, Messrs. Heilbron, Elsberry and Dubose, for implementation of our investment policies and our day-to-day operations. Messrs. Heilbron and Elsberry are also officers and directors of NTR Properties and certain affiliated entities. Mr. Dubose, who we rely on for the day-to-day operations of NetREIT Advisors and our Model Homes Division, is also an executive officer of Dubose REIT and, like Messrs. Heilbron and Elsberry, engages in other investment and business activities in which NetREIT has no economic interest. As a result, each of these persons may experience conflicts of interest in making Management decisions and allocating their time among us, our property manager, Dubose REIT and, possibly, their other real estate investment programs or business ventures. For instance, they may have conflicts of interest in making investment decisions regarding properties for us as opposed to other entities that may have similar investment objectives. Also, they may face conflicts of interest in determining when to sell properties with respect to which NTR Properties is entitled to different amounts of fees and compensation. Also, they may face other conflicts of interest in allocating their time between us and one or more of their other affiliated entities in meeting their obligations to us and those other entities. Their determinations in these situations may be more favorable to other entities than to us. Our stockholders must depend on our independent directors, who presently constitute six of our nine directors, to oversee, monitor and resolve any such conflicts on our behalf.

The amounts of compensation to be paid to our management, the property manager and possibly their affiliates cannot be predicted and significant changes in such compensation could adversely affect our operations and ability to pay dividends. Because our board of directors may vary the amount of fees that we will pay to the property manager and possibly their affiliates in the future (these fees are mostly based on the level of our business activity), it is not possible to predict the amount of compensation that we will be required to pay these entities. In addition, because our Management is given broad discretion to determine when to consummate a transaction, we rely on them to dictate the level of our business activity. Fees paid to our affiliates will reduce funds available for payment of dividends. Our stockholders must rely on the judgment of our independent directors whose majority vote is necessary to approve such affiliate compensation. Because we cannot predict the amount of fees due to these affiliates, we cannot predict how precisely such fees will impact such payments.

Our rights, and the rights of our stockholders, to recover claims against our officers and directors are limited. Our articles of incorporation eliminate the liability of our officers and directors for monetary damages to the fullest extent permissible under Maryland law. Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interest, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Also, our articles of incorporation authorize us, and our bylaws require us, to indemnify our directors, officers, employees and agents to the maximum extent permitted under Maryland law, and the property Management agreement requires us to indemnify our property manager and its affiliates for actions taken by them in good faith and without negligence or misconduct. Because of these provisions, we and our stockholders may have more limited rights to monetary damages against our directors and officers than might otherwise be available under common law. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents in any legal actions to collect damages or for other claims against our officers and directors.

Possible future transactions with our executive Management or their affiliates could create a conflict of interest for our Management. Under prescribed circumstances, we may enter into transactions with affiliates of our Management, including the borrowing and lending of funds, the purchase and sale of properties, and joint investments. Currently, our policy is not to enter into any transaction involving sales or purchases of properties or joint investments with Management or their affiliates, or to borrow from or lend money to such persons. However, our policies in each of these regards may change in the future.

Risks Relating to Federal Income Taxes

REIT investments are comparatively less attractive than investments in other corporations. The tax rate applicable to qualifying corporate dividends received by individuals prior to 2013 has been reduced to a maximum rate of 15% by recent income tax legislation. However, this tax rate is generally not applicable to dividends paid by a REIT, unless those dividends represent earnings on which the REIT itself has been taxed. Consequently, dividends (other than capital gain dividends) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income that currently are as high as 35%. This legislation may make an investment in our shares comparatively less attractive relative to an investment in the securities of other corporate entities that pay dividends and that are not formed as REITs. However, as a REIT, we generally would not be subject to federal corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” that other corporations are typically subject to.

Failure to qualify as a REIT could adversely affect our operations and our ability to pay dividends. We intend to continue to operate so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Qualification as a REIT provides significant tax advantages to us and our stockholders. However, in order for us to continue to qualify as a REIT, we must satisfy numerous requirements established under highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless we are entitled to relief under certain statutory provisions, we also will be disqualified from treatment as a REIT for the four taxable years following the year we ceased to qualify as a REIT. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax. For any year in which we fail to qualify as a REIT, we will not be required to make distributions to our stockholders. Any distributions we do make will not be deductible by us when computing our taxable income, and will generally be taxable to our stockholders as dividends to the extent of our current and accumulated earnings and profits. Subject to certain limitations in the Code, corporate stockholders receiving such distributions may be eligible to claim the dividends received deduction. The tax rate applicable to qualifying corporate dividends received by individuals prior to 2013 has been reduced to a maximum rate of 15%.

Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances which are not entirely within our control. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our Properties. Our stockholders are urged to consult with their own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

In order to maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions which could impair our long term operations. In order to maintain our REIT status or avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings. To qualify as a REIT we must distribute to our stockholders dividends (other than capital gain dividends) in an amount at least equal to (i) the sum of (A) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our “net capital gain”) and (B) 90% of the after-tax net income (if any) from foreclosure property, minus (ii) the sum of certain items of non-cash income (including, among other things, cancellation of indebtedness income and original issue discount income). In general, the distributions can be paid during the taxable year to which they relate. We may also satisfy the distribution requirements with respect to a particular year provided we (1) declare a sufficient dividend before timely filing our tax return for that year and (2) pay the dividend within the 12-month period following the close of the year, and on or before the date of the first regular dividend payment after such declaration. To the extent we fail to distribute our net capital gain, and to the extent we distribute at least 90%, but less than 100%, of our “REIT taxable income” (as adjusted) we will be subject to tax at the regular corporate capital gains rates (with respect to the undistributed net capital gain) and at the regular corporate ordinary income tax rates (with respect to the undistributed REIT taxable income). Furthermore, if we fail to distribute during each calendar year at least the sum of (i) 85% of the REIT ordinary income for such year, (ii) 95% of our REIT capital gain income for such year and (iii) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of such amounts over the amounts actually distributed.

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

Non-U.S. stockholders selling their Securities may be subject to withholding or other tax. A sale of our shares by a non-U.S. stockholder will generally not be subject to U.S. federal income taxation unless our shares constitute a “United States real property interest” within the meaning of the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”). A United States real property interest includes securities of a U.S. corporation whose assets consist principally of United States real property interests. Our shares will not constitute a United States real property interest if we are a “domestically controlled REIT.” A “domestically controlled REIT” is a REIT that at all times during a specified testing period has less than 50% in value of its shares held directly or indirectly by non-U.S. stockholders. We currently anticipate that we will be a domestically controlled REIT. Therefore, sales of our shares should not be subject to taxation under FIRPTA. However, we do expect to sell our shares to non-U.S. stockholders and we cannot assure you that we will continue to be a domestically controlled REIT. If we were not a domestically controlled REIT, whether a non-U.S. stockholder’s sale of our shares would be subject to tax under FIRPTA as a sale of a United States real property interest would depend on whether our shares were “regularly traded” on an established securities market and on the size of the selling stockholder’s interest in us. Our shares currently are not “regularly traded” on an established securities market. Accordingly, a non-U.S. stockholder’s sale of our shares would be subject to tax under FIRPTA as a sale of a United States real property interest if we were not a domestically controlled REIT. If the gain on the sale of shares were subject to taxation under FIRPTA, a non-U.S. stockholder would be subject to the same treatment as a U.S. stockholder with respect to the gain, subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of non-resident alien individuals. Under FIRPTA, the purchaser of our shares may be required to withhold 10% of the purchase price and remit this amount to the IRS.

Even if not subject to FIRPTA, capital gain dividends will be taxable to a non-U.S. stockholder if the non-U.S. stockholder is a non-resident alien individual who is present in the United States for 183 days or more during the taxable year and some other conditions apply, in which case the non-resident alien individual will be subject to a 30% tax on his U.S. source capital gains.

Non-U.S. stockholders are urged to consult their tax advisors concerning the U.S. tax effect of an investment in our shares.

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

ITEM 2. PROPERTIES

General Information

We own or have an equity interest in twenty-three (23) separate properties located in four states. In addition, through our model home subsidiary and our investments limited partnership interests, we own a total of 92 Model Home properties located in eleven states. The following tables provide certain additional information about our Properties as of December 31, 2012.

Property/Location	Note	Date Acquired	Year Property Constructed	Purchase Price*	Percent Ownership	Occupancy	Renovation or Improvement Cost.
Industrial/Office Properties:

Havana/Parker Complex	1	06/06	1975	$5,828,963	100%	59%	$150,000
Aurora, CO

Garden Gateway Plaza	2, 6	03/07	1982	$15,132,624	94%	83%	—
Colorado Springs, CO

Executive Office Park	3	07/08	2000	$10,125,881	100%	85%	—
Colorado Springs, CO

Pacific Oaks Plaza	4	09/08	2005	$4,876,483	100%	100%	—
Escondido, CA

Morena Office Center	1	01/09	1987	$6,575,000	100%	92%	—
San Diego, CA

Fontana Medical Plaza	5	02/09	1980	$1,919,800	51%	100%	—
Fontana, CA

Rangewood Medical Office Building	1	03/09	1998	$2,630,000	100%	68%	—
Colorado Springs, CO

Genesis Plaza	1	08/10	1986	$10,000,000	100%	90%	—
San Diego, CA

Dakota Bank Buildings	3	05/11	1982	$9,575,000	100%	98%	1,200,000
Fargo, ND

Port of San Diego Complex	3	12/11	1971/2008	$14,500,000	73%	52%	—
National City, CA

Shoreline Medical Center	1	05/12	1980	$6,350,000	100%	100%	—
Half Moon Bay, CA

The Presidio	3	11/12	1988	$7,275,000	77%	66%	—
Colorado Springs, CO

Self-Storage Properties:

Sparky’s Palm Self-Storage	6	11/07	2003	$4,848,919	52%	83%	—
Highland, CA

Sparky’s Joshua Self-Storage	7	12/07	2003/2005	$8,007,127	100%	68%	—
Hesperia, CA

Sparky’s Thousand Palms Self-Storage		08/09	2007	$6,200,000	100%	74%	—
Thousand Palms, CA

Sparky’s Hesperia East Self-Storage		12/09	2007	$2,775,000	100%	42%	—
Hesperia, CA

Sparky’s Rialto Self-Storage		05/10	2007	$5,290,000	100%	50%	95,000
Rialto, CA

Sparky’s Sunrise Self-Storage		12/11	1985/1989	$2,200,000	100%	67%	—
Hesperia, CA

Residential Properties: (9)

Casa Grande Apts.	6, 8, 10	04/99	1973	$1,020,000	20%	95%	—
Cheyenne, WY

Retail Properties:

World Plaza	3	09/07	1974	$7,650,679	100%	83%	—
San Bernardino, CA
							—
Regatta Square	3	10/07	1996	$2,180,166	100%	100%	—
Denver, CO

Waterman Plaza	3	08/08	2008	$7,164,029	100%	100%	—
San Bernardino, CA

Yucca Valley Retail Center	3, 11	9/11 & 5/12	1978	$7,801,700	92.9%	95.5%	—
Yucca Valley

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
(2)	Garden Gateway Plaza is comprised of three buildings, each on a separate legal parcel. Information is for all three buildings in the Garden Gateway Plaza
(3)	Leased primarily on a triple net basis or property related expenses in excess of the base year property related expenses.
(4)	Approximately 12,134 square feet, or 75.8% of this property, is occupied by the Company and related parties as its corporate offices.
(5)
Under a single user lease to DVA Healthcare Renal Care, Inc. (“DVA”) on a triple net basis, where the tenant is responsible for paying all property related expenses. DVA is a wholly-owned subsidiary of Davita, Inc., a leading provider of dialysis services in the United States for patients suffering from chronic kidney failure. The property is owned by Fontana Medical Plaza, LLC, the Company is the Managing Member and 51% owner.

(6)	This property is owned by a DOWNREIT Partnership for which we serve as general partner and in which we own less than a 100% equity interest.
(7)	Self-storage property with a self-serve car wash on premises.
(8)	An apartment building leased to tenants on a short term basis.
(9)	Does not include Model Home properties.
(10)	Property held for sale as of December 31, 2012.
(11)
In May 2012, the Company purchased a parcel within the Center that was previously owned by an unrelated party. The parcel, with a building consisting of approximately 17,600 rentable square feet was unoccupied but under lease until May, 2017. In January 2013, the lessee and the Company agreed to terminate the lease in exchange for a payment from the lessee of $365,000. The Company is in the final stages of negotiation to re-lease the space on a long term basis.

Physical Occupancy Table for Last 5 Years (1)

	Date	Percentage Occupancy as of the Year Ended December 31,
	Acquired	2008	2009	2010	2011	2012
Industrial/Office Properties:

Havana/Parker Complex	06/06	54.00%	53.00%	53.20%	57.40%	59.20%

Garden Gateway Plaza	03/07	88.30%	85.10%	69.68%	83.50%	82.80%

Executive Office Park	07/08	94.80%	90.70%	89.60%	88.80%	84.50%

Pacific Oaks Plaza (2)	09/08	100.00%	100.00%	100.00%	100.00%	100.00%

Morena Office Center	01/09		77.20%	77.20%	92.40%	92.40%

Fontana Medical Plaza	02/09		100.00%	100.00%	100.00%	100.00%

Rangewood Medical Office Building	03/09		94.30%	94.90%	83.40%	68.20%

Genesis Plaza	08/10			86.70%	76.40%	89.70%

Dakota Bank Buildings	05/11				98.30%	98.30%

Port of San Diego Complex	12/11				51.70%	51.70%

Shoreline Medical Building	05/12					100.00%

The Presidio	11/12					65.50%

Self-Storage Properties:

Sparky’s Palm Self-Storage	11/07	84.20%	86.70%	80.70%	82.10%	83.00%

Sparky’s Joshua Self-Storage	12/07	67.80%	75.40%	63.90%	69.50%	67.50%

Sparky’s Thousand Palms Self-Storage	08/09		41.60%	57.10%	76.50%	73.50%

Sparky’s Hesperia East Self-Storage	12/09		34.60%	47.00%	43.60%	42.00%

Sparky's Rialto Self-Storage	05/10			46.70%	53.00%	49.70%

Sparky's Sunrise Self-Storage	12/11				65.40%	67.40%

Residential Properties:

Casa Grande Apartments	04/99	96.10%	84.60%	94.90%	92.30%	94.90%

Retail Properties:

World Plaza	09/07	94.00%	87.10%	90.20%	87.10%	83.00%

Regatta Square	10/07	100.00%	100.00%	100.00%	100.00%	100.00%

Waterman Plaza	08/08	74.30%	83.60%	83.60%	95.30%	100.00%

Yucca Valley Retail Center	09/11				92.90%	95.50%
____________

(1) Information is provided only for the years that we owned the property.
(2) Approximately 12,134 square feet, or 75.8% of this property, is occupied by the Company and related parties as its corporate offices.
(3) Does not include Model Home properties.

Top Ten Tenants Physical Occupancy Table

The following table sets forth certain information with respect to our top ten tenants.

	Number	Annualized Base		Percent of Total Annualized Base
	of	Rent as of		Rent as of
Tenant	Leases	December 31, 2012	(1)	December 31, 2012
Restaurant Technology Services LLC	1	$621,400		5.07%
County of San Mateo	1	$572,700		4.70%
County of San Bernardino	1	$550,600		4.50%
Epsilon Systems Solutions, Inc.	1	$500,700		4.10%
Goodwill Industries	1	$449,500		3.70%
Caliber Bodyworks, Inc.	1	$445,300		3.60%
Wells Fargo Dealer Services, Inc.	1	$429,500		3.50%
Aeroflex Colorado Springs, Inc.	1	$287,200		2.30%
Waddell & Reed	1	$287,000		2.30%
Acosta, Inc.	1	$282,300		2.30%
____________
(1) Includes scheduled rent increases in 2013.

Occupancy and Average Effective Annual Rent Per Square Foot

The following table presents the average effective annual rent per square foot for our properties, excluding our model home properties, as of December 31, 2012.

			Percentage
			Occupied at	Annual Rent
	Square	Annual	December 31,	Per Sq Ft
Property	Footage	Gross Rent (1)	2012	At Full Occupancy

Industrial/Office Properties:

Havana/Parker Complex	114,000	$718,100	59.20%	$10.64

Garden Gateway Plaza	115,052	$1,690,100	82.80%	$17.74

Executive Office Park	65,084	$978,500	84.50%	$17.79

Pacific Oaks Plaza (2)	16,000	$71,200	100.00%	$(3)

Morena Office Center	26,784	$492,500	92.40%	$19.90

Fontana Medical Plaza	10,500	$272,800	100.00%	$25.98

Rangewood Medical Office Building	18,222	$305,400	68.20%	$24.57

Genesis Plaza	57,685	$1,288,600	89.70%	$24.90

Dakota Bank Buildings	119,749	$1,380,800	98.30%	$11.73

Port of San Diego Complex	146,700	$938,100	51.70%	$12.37

Shoreline Medical Building	15,335	$559,700	100.00%	$36.50

The Presidio	80,800	$1,317,200	65.50%	$24.89

Self-Storage Properties (2):

Sparky’s Palm Self-Storage	50,250	$500,100	83.00%	$11.99

Sparky’s Joshua Self-Storage	149,750	$682,800	67.50%	$6.75

Sparky’s Thousand Palms Self-Storage	113,126	$598,000	83.00%	$6.37

Sparky’s Hesperia East Self-Storage	72,940	$203,800	67.50%	$4.14

Sparky's Rialto Self-Storage	101,343	$456,900	49.70%	$9.07

Sparky's Sunrise Self-Storage	93,851	$448,400	67.40%	$7.09

Residential Properties (2):

Casa Grande Apartments	29,250	$281,000	92.30%	$10.41

Retail Properties:

World Plaza	55,098	$732,100	83.00%	$16.01

Regatta Square	5,983	$236,900	100.00%	$39.60

Waterman Plaza	21,170	$640,000	95.30%	$31.72

Yucca Valley Retail Center	103,596	$993,300	95.50%	$10.04
____________

(1)	Annual Gross Rent is calculated based upon contractual rents due as of December 31, 2012, determined using GAAP including CAM reimbursements and leases.
(2)	Used 2012 actual rents for the year.
(3)	The Company, and related entities, occupy approximately 12,134 square feet, or 75.8% of this property as its corporate offices.

Average Effective Annual Rent Per Square Foot for Last 5 Years (1)

	Average Effective Annual Rent per Square Foot
	For the Years Ended December 31,
	2008	2009	2010	2011	2012
Industrial/Office Properties:

Havana/Parker Complex	$6.35	$5.46	$5.29	$5.39	$5.82

Garden Gateway Plaza	$14.84	$14.62	$13.78	$13.01	$12.86

Executive Office Park	$17.90	$18.20	$16.98	$16.50	$16.09

Pacific Oaks Plaza (2)	$15.94	$15.94	$17.36	$17.36	$17.36

Morena Office Center		$23.80	$21.86	$21.39	$23.82

Fontana Medical Plaza		$27.07	$27.86	$27.91	$27.51

Rangewood Medical Office Building		$20.82	$25.23	$19.96	$19.20

Genesis Plaza			$25.72	$23.05	$21.95

Dakota Bank Buildings				$12.43	$12.07

Port of San Diego Complex				$6.13	$5.68

Shoreline Medical Building					$37.92

The Presidio					$16.60

Self-Storage Properties:

Sparky’s Palm Self-Storage	$9.45	$8.02	$9.49	$9.37	$9.95

Sparky’s Joshua Self-Storage	$4.80	$3.62	$4.39	$3.70	$4.56

Sparky’s Thousand Palms Self-Storage		$3.73	$3.37	$4.08	$5.29

Sparky’s Hesperia East Self-Storage			$2.72	$2.67	$2.79

Sparky's Rialto Self-Storage			$4.08	$4.01	$4.51

Sparky's Sunrise Self-Storage				$4.50	$4.78

Residential Properties (3):

Casa Grande Apts.	$6.26	$6.05	$8.37	$8.80	$9.61

Retail Properties:

World Plaza	$15.40	$14.09	$14.04	$14.55	$14.32

Regatta Square	$38.17	$32.08	$32.97	$33.00	$42.40

Waterman Plaza	$23.32	$24.81	$26.54	$28.31	$29.87

Yucca Valley Retail Center				$11.35	$9.43
____________
(1)	Annualized from date of acquisition in year acquired.
(2)	The Company, and related entities, occupy 75.8% of this property as its corporate offices.
(3)	Does not include Model Home properties.

Lease Expirations Tables (1)

The following table shows lease expirations for our Properties as of December 31, 2012, assuming that none of the tenants exercise renewal options.

	NetREIT, Inc. Properties
	Number of Leases		Annual Rental	Percent
Expiration Year	Expiring	Square Footage	From Lease	of Total
2013	46	164,277	$2,393,958	21.6%
2014	33	63,442	895,299	8.1
2015	32	158,993	2,350,290	21.2
2016	22	181,886	2,192,931	19.8
2017	14	63,669	810,195	7.3
2018	5	23,559	533,702	4.8
2019	2	11,400	311,863	2.8
2020	5	53,655	1,115,735	10.2
2021	3	6,100	164,443	1.5
2022	2	17,191	235,000	2.1
2023	1	4,117	63,813	0.6
Totals	165	748,289	$11,067,229	100.0%
____________

(1) Table excludes residential and self-storage properties.

	Model Home Properties
	Number of Leases		Annual Rental	Percent
Expiration Year	Expiring	Square Footage	From Lease	of Total
2013	54	115,300	$1,449,606	58.0%
2014	33	91,137	913,782	36.5
2015	5	15,900	137,418	5.5
	92	222,337	$2,500,806	100.0%

Concentration of Tenants

As of December 31, 2012, the following tenants accounted for 10% or more of our aggregate annual rental income for the specific property:

Property	Tenant	Current Annual Rent (1)	% of Total Rental Income by Respective Property
Industrial/Office Properties:

Havana/Parker Complex	Arapahoe House, Inc.	$70,800	10.2%

Garden Gateway Plaza	Fairchild Semiconductor Corporation	$255,100	25.9%
	Aeroflex Colorado Springs, Inc.	$176,300	17.9%
	The Travelers Indemnity Co.	$137,200	13.9%

Executive Office Park	Keller Williams Client's Choice Realty	$190,200	30.6%
	Fidelity National Title Company	$63,900	10.3%

Pacific Oaks Plaza (3)	Pro Logic	$71,200	24.2

Morena Office Center	Community Research Foundation	$377,900	81.2%
	Integrated Communication Solutions, Inc.	$69,200	14.9%

Fontana Medical Plaza	DVA Healthcare Renal Care	$259,000	100.0%

Rangewood Medical Office Building	Rocky Mountain Prosthetic Denistry, PC	$66,900	31.3%
	Rangewood Orthodontics, PC	$50,400	23.6%
	Dr. Ruxandra Georgescu, DDS	$48,000	22.5%
	The Therapy Cottage, Inc.	$29,900	14.0%

Genesis Plaza	State of California	$195,000	14.9%
	Panasonic Corporation of America	$192,000	14.7%

Dakota Bank Buildings	Restaurant Technology Services, LLC	$403,800	47.4%
	Merril Lynch	$121,400	14.3%

	Frederikson & Byron P.A.	$110,800	13.0%

	U.S. Bank	$105,600	12.4%

Port of San Diego Complex	Epsilon Systems Solutions, Inc	$419,900	40.3%
	Caliber Bodyworks, Inc	$380,500	36.5%

	Acosta, Inc.	$242,100	23.2%

The Presidio	Executive Systems, Inc.	$103,800	12.6%

	Taeus International Corporation	$102,700	12.4%
Shoreline Medical Building	County of San Mateo	$599,700	100.0%

Self-Storage Properties: (2)

Residential Properties:

Casa Grande Apartments (2)

Model home properties (4)

Retail Properties:

World Plaza	County of San Bernardino	$537,100	76.0%
	Citizen's Business Bank	$87,200	12.3%

Regatta Square	Little H Burger, LLC	$59,800	36.0%
	PBI, Inc.	$53,700	32.2%
		$30,000	18.0%
	Nail Zone	$30,000	18.0%

	Papa Rick's Pizza	$22,800	13.8%

Waterman Plaza	Goodwill Industries	$358,500	70.4%
	Alta Vista Credit Union	$59,220	11.6%
Yucca Valley Retail Center	The Vons Companies, Inc.	$206,700	23.9%
	Rite Aid (5)	$120,000	13.9%
	Angel View, Inc.	$96,500	11.2%
____________
(1) Annualized base rent as of December 31, 2012 without considering scheduled rent increases.
(2) These Properties are comprised of residential and self-storage units which are rented on a short term basis, generally on a month-to-month basis or less than 12 months.
(3) Approximately 12,134 square feet, or 75.8% of this property, is occupied by the Company and related parties as its corporate offices.
(4) Excluded from this detail
(5) In January 2013, the Company agreed to terminate its lease with Rite Aid in return for a cash payment of $365,000. The Company is in negotiations to lease the space on a long term basis with a major retail chain.

The following table provides certain information with respect to the leases of those tenants that occupy 10% or more of the rentable square footage in each of our properties as of December 31, 2012.

				Current
	Rentable		Percentage of	Base
	Square	Lease	Property	Annual	Renewal
Property and Lessee	Feet	Ends	Leased	Rent (1)	Options

Industrial/Office Properties:

Havana/Parker Complex	None

Garden Gateway Plaza
Aeroflex Colorado Springs, Inc.	25,530	11/30/2016	22.2%	$176,300	One 5 yr.
Fairchild Semiconductor Corporation	18,900	7/31/2013	16.4%	$255,100	One 5 yr.
The Travelers Indemnity Co.	13,066	2/29/2016	11.4%	$137,200	One 5 yr.

Executive Office Park
Keller Williams Client's Choice Realty	16,543	9/30/2013	25.4%	$190,200	None

Pacific Oaks Plaza (3)	3,866	7/21/13	24.2%	$71,200	None

Morena Office Center
Community Research Foundation	12,582	3/31/2013	47.0%	$377,900	None
Integrated Communication Solutions, Inc.	3,611	4/30/2016	13.5%	$69,200	One 4 yr.

Fontana Medical Plaza
DVA Healthcare Renal Care	10,525	11/22/2019	100.0%	$258,900	Three 5 yr.

Rangewood Medical Office Building
Rocky Mountain Prosthetic Dentistry P.C.	3,717	5/31/2018	20.4%	$66,900	One 5 yr.
Rangewood Orthodontics	2,920	3/31/2020	16.0%	$50,400	One 5 yr.
Dr. Ruxandra Georgescu, DDS	2,512	3/31/2014	13.8%	$48,000	Three 5 yr.
The Therapy Cottage	2,134	2/28/2014	11.7%	$28,800	One 5 yr.

Genesis Plaza
Wells Fargo Dealer Services, Inc.	13,520	2/28/2015	23.4%	$428,300	One 5 yr.
Republic Indemnity of America	8,976	6/30/2015	15.6%	$233,700	One 5 yr.
Panasonic Corporation of America	6,060	7/31/2013	10.5%	$192,000	One 5 yr.
State of California	5,975	12/31/2015	10.4%	$195,000	None

Dakota Bank Buildings
Restaurant Technology Services, LLC	30,732	12/31/2012	25.7%	$403,824	None
U.S. Bank National Association	16,244	12/31/2012	13.6%	$105,600	None

Port of San Diego Complex
Epsilon Systems Solutions	40,700	7/18/2015	27.7%	$419,900	One 5 yr.
Caliber Bodyworks, Inc.	35,200	7/18/2015	24.0%	$380,500	Two 5 yr.

Shoreline Medical Building
County of San Mateo	15,335	6/30/2020	100.0%	$559,700	Two 5 yr.

The Presidio
Taeus International Corporation	8,387	10/31/2016	10.4%	$102,700	None
Executive Systems, Inc.	7,690	10/31/2016	9.5%	$103,800	None

Self-Storage Properties: (2)

Residential Properties: (2) (4)

Retail Properties:

World Plaza
County of San Bernardino	29,942	2/29/2016	54.3%	$537,100	One 1 yr. &
					Two 5 yr.
Citizen's Business Bank	5,227	7/2/2016	14.0%	$84,700	One 5 yr.

Regatta Square
Little H Burger, LLC	2,300	12/31/2021	38.4%	$60,000	Two 5 yr.
PBI, Inc.	1,851	5/31/2013	30.9%	$53,700	One 5 yr.
Nail Zone	1,032	8/31/2017	17.2%	$30,000	none
Papa Rick's Pizza	800	2/23/2015	13.4%	$22,800	One 5 yr.

Waterman Plaza
Goodwill Industries	14,503	9/24/2018	68.5%	$358,500	Two 5 yr.
Dr. Laura Nguyen O.D., Inc.	2,461	6/30/2016	11.6%	$33,500	One 5 yr.

Yucca Valley Retail Center
The Vons Companies, Inc.	40,000	2/29/2016	38.6%	$206,700	Five 5 yr.
Rite Aid (5)	17,600	5/31/2017	17.0%	$120,000	N/A
____________
(1)	Annualized rent as of December 31, 2012 without considering scheduled rent increases.
(2)	Self-storage or residential units rented on a short term basis.
(3)	Approximately 12,134 square feet, or 75.8% of this property, is occupied by the Company and related parties as its corporate offices.
(4)	See schedule of Concentration of Tenants
(5)
The lessee of the 17,600 rentable square feet had moved to a different location but was under obligation to pay under the agreement through May 2017. In January 2013, the lessee and the company agreed to terminate the lease in exchange for a payment from the lessee of $365,000. The Company is in the final stages of negotiation to re-lease the space on a long term basis.

Geographic Diversification Table

The following table shows a list of Properties we owned as of December 31, 2012, grouped by the state where each of our investments is located.

	NetREIT, Inc. Properties
					Approximate %
	No. of	Aggregate	Approximate %	Current Base	of Aggregate
State	Properties	Square Feet	of Square Feet	Annual Rent (1)	Annual Rent

California	15	1,034,128	65.4%	$6,307,772	48.9%
Colorado	6	399,141	25.2%	5,135,777	39.8%
North Dakota	1	119,749	7.6%	1,445,272	11.3%
Wyoming	1	29,250	1.8%	-	-%
	23	1,582,268	100.0%	$12,888,821	100.0%
____________
(1) Annualized base rent as of December 31, 2012 without considering scheduled rent increases. Current base rent does not include residential and self-storage properties.

	Model Home Properties
					Approximate %
	No. of	Aggregate	Approximate %	Current Base	of Aggregate
State	Properties	Square Feet	of Square Feet	Annual Rent	Annual Rent

Texas	35	107,172	42.6%	$707,655	28.7%
California	28	75,488	29.9%	1,075,102	43.6%
New Jersey	14	33,196	13.2%	421,677	17.1%
Arizona	7	18,997	7.5%	136,829	5.5%
Oregon	1	1,580	0.6%	5,007	0.2%
Florida	2	4,570	1.8%	35,667	1.4%
South Carolina	1	3,120	1.2%	32,556	1.3%
Pennsylvania	1	2,000	0.8%	24,036	1.0%
Washington	1	1,540	0.6%	5,935	0.2%
North Carolina	1	2,929	1.2%	16,200	0.7%
Idaho	1	1,583	0.6%	6,195	0.3%
	92	252,175	100.0%	$2,466,859	100.0%

Indebtedness

Mortgage Debt

The following table presents information as of December 31, 2012 on indebtedness encumbering our properties. The Company is current with respect to its payments on each of these loans.

	NetREIT, Inc. Properties
		Current
	Principal	Interest		Balance at
Property	Amount	Rate	Maturity Date	Maturity

Havana/Parker Complex	$3,163,018	6.51%	July 2016	$2,844,980
Garden Gateway Plaza (1) (4)	9,248,703	5.00%	April 2020	$8,893,175
Waterman Plaza	3,542,157	6.50%	September 2015	$3,304,952
Sparky’s Thousand Palms Self-Storage (2)	4,326,536	5.50%	May 2034	$-
Sparky’s Hesperia East Self-Storage	1,666,713	6.25%	December 2016	$1,564,200
Sparky's Rialto Self-Storage	2,512,003	6.25%	May 2015	$2,643,350
Genesis Plaza	4,738,967	4.65%	September 2015	$4,415,000
Casa Grande Apartments	1,020,943	5.80%	July 2018	$890,921
Executive Office Park	4,511,736	5.79%	July 2018	$3,380,902
Dakota Bank Buildings (3)	5,532,953	5.75%	May 2016	$5,130,129
Yucca Valley Retail Center	3,203,262	5.62%	April 2016	$2,942,580
Rangewood Medical Office Building	1,214,819	4.95%	January 2019	$645,026
Regatta Square	1,272,994	4.95%	January 2019	$1,082,824
Port of San Diego Complex (4)	9,185,400	4.75%	March 2020	$8,847,736
Shoreline Medical Office Building	4,067,514	5.10%	June 2022	$2,814,421
Morena Office Center	2,468,148	4.50%	June 2021	$1,906,157
Pacific Oaks Plaza	1,678,335	4.50%	June 2021	$1,239,866
The Presidio	5,617,671	5.60%	January 2015	$5,359,875
Sparky's Palm, Josuha and Sunrise Self-Storage	8,250,000	4.70%	December 2022	$6,667,631
	$77,221,872

	Model Home Properties

	Principal	Current
Borrower	Amount	Interest Rate	Maturity Date

Dubose Acquisition Partners II, LP (5)	$1,628,170	5.5000%	February 2012
NetREIT Dubose Model Home REIT, Inc. (6,8)	9,774,997	5.00-6.30%	Various 2015 & 2016
Dubose Model Home Investors #201, LP (7,8)	3,677,746	5.50%	December 2016
NetREIT Dubose Model Home Investment Fund #113, LP (9)	177,578	5.84%	June 2012
	15,258,491
Total mortgage notes payable	$92,480,363

____________
(1)	Mortgage is cross-collateralized by all three buildings comprising the Garden Gateway Plaza. Mortgage has release clause for each building. The loan was modified in February 2013. As part of the loan modification, the Company paid the principal balance down by $2.0 million. The modification resulted in an extension of the maturity date from April 2014 to February 2020, a reduction in the interest rate from 6.08% to 5.00% and a decrease in the payment from $71,412 to $42,382.
(2)	Interest rate is variable with a floor of 5.50% and a ceiling of 10.5%. The variable interest rate is calculated using the lowest New York prime rate in effect on the first day of the month as published in the money rate section of the West Coast edition of the Wall Street Journal added to the margin of 0.50%.
(3)
Interest rate is variable with a floor of 5.75% and a ceiling of 9.75%. The interest rate is calculated using the one month labor rate plus 3%, adjustable monthly using the rate in effect on the first day of each month.

(4)	All data, with the exception of principal outstanding reflects terms under refinancing’s completed in February 2013
(5)	Consists of 7 mortgage notes payable secured by 7 Model Home properties.
(6)	Consists of 47 mortgage notes payable secured by 47 Model Home properties.
(7)	Consists of 17 mortgage notes payable secured by 17 Model Home properties.
(8)	These mortgages are guaranteed by NetREIT, Inc.
(9)	Consists of 1 mortgage notes payable secured by 1 Model Home property

Description of Properties

Industrial/Office Properties:

Havana/Parker Complex

In June 2006, we purchased the Havana/Parker Complex which consists of 7 attached three story office buildings located in Aurora, Colorado. This property is located at the intersection of Parker Road and Havana Street which is one of the busiest intersections in Aurora. The property consists of approximately 114,000 square feet and is approximately 59.2% occupied as of December 31, 2012. The property is surrounded by newer Class A buildings. Our buildings are an alternative to the higher priced buildings in the area. We purchased the building for $5.8 million and invested approximately an additional $776,000 in renovating the property to attract quality and larger tenants. We borrowed $3.6 million to finance this purchase at the date of acquisition. In December 2010, through the course of the Company’s annual review of property values for possible permanent impairment of value, we determined that the Havana/Parker Complex value had been impaired and, as a result, recorded an impairment of $1 million.

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

The property is approximately 82.8% occupied as of December 31, 2012.

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

Executive Office Park is comprised of a condominium development consisting of four (4) separate buildings situated on four (4) legal parcels. The property is developed as an office condominium complex. The property consists of a total of 65,084 square feet situated on a total of 4.57 acres. The property is approximately 7 years old. This property is approximately 84.5% occupied as of December 31, 2012.

Pacific Oaks Plaza

In September 2008, we acquired the Pacific Oaks Plaza and related personal property located in Escondido, California. Our purchase price for the property was $4.9 million, all of which we paid in cash.
Pacific Oaks Plaza consists of a two story office building of approximately 16,000 square feet. The building was completed in 2005 and has been owner occupied since its construction. As of December 31, 2012 the part of the building not occupied by the Company and related parties was 100% leased.

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

As of December 31, 2012, the property was 92.4% occupied.

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

Rangewood Medical Office Building

In March 2009, we acquired The Rangewood Medical Office Building (“Rangewood”) located in Colorado Springs, Colorado. The purchase price for the property was $2.6 million. We purchased the property with $200,000 cash and a $2,430,000 draw on the Credit Facility. Rangewood is a 3-story, Class A medical office building of approximately 18,222 rentable square feet. The building was constructed in 1998. As of December 31, 2012, the property was 68.2% occupied.

Genesis Plaza

In August, 2010, the Company completed the acquisition of Genesis Plaza. The purchase price was $10.0 million The Company paid the purchase price through a cash payment of $5.0 million and a new mortgage loan with an insurance company secured by the Property of $5.0 million. The loan bears interest at 4.65% with a 25 year amortization schedule and a maturity date of August, 24, 2015 that may be extended for an additional 5 years at the lender’s discretion subject to a change in the interest rates and other terms of the agreement. The Property is a four-story suburban office building built in 1988 and located in the Kearny Mesa submarket of San Diego, California, consisting of 57,685 rentable square feet. As of December 31, 2012, the property was 89.7% occupied.

Dakota Bank Buildings

In May 2011, the Company acquired the Dakota Bank Buildings for the purchase price of approximately $9.6 million. The Property is a six-story, two building office complex built in 1981 and 1986 located on 1.58 acres and consists of approximately120,000 rentable square feet in downtown Fargo, North Dakota. The Company made a down payment of approximately $3.875 million and financed the remainder of the purchase price through a monthly adjustable rate mortgage with interest at 3.0% over the one month Libor with an interest rate floor of 5.75% and ceiling of 9.75%. As of December 31, 2012, the property was 98.3% occupied.

Port of San Diego Complex

In December 2011, the Company completed the formation of a California limited partnership, NetREIT National City Partners, LP, (“NCP”) whereby a limited partner contributed its fee interest in two adjacent multi-tenant industrial properties located in National City, California. The Company contributed approximately $0.5 million cash and 1,649.266 shares of $1,000 liquidation value, 6.3% convertible preferred stock to capitalize the limited partnership. The agreed upon value of the Property was $14.5 million. The Company also contributed $2.9 million cash which was used to pay down the mortgage loan assumed by NCP to a balance of $9.5 million. After completing the transactions, NetREIT has an approximate 75% interest in the NCP and a single unrelated limited partner has an approximate 25% interest. The property, referred to by the Company as the “Port of San Diego Complex”, consists of two adjacent multi-tenant light industrial buildings built in 1971 and was renovated in 2008. The Property is comprised of 6.13 acres and the buildings have 146,700 rentable square feet. As of December 31, 2012, the property was 51.7% occupied.

Shoreline Medical Building

In June 2012, the Company acquired the Shoreline Medical Building for the purchase price of approximately $6.4 million. The Property is a two-story medical office building under a single tenant lease that was built in 1980. The land consists of approximately 38,600 square feet with a building on it of approximately15,335 rentable square feet in Half Moon Bay, California. Half Moon Bay is approximately 25 miles south of San Francisco and 10 miles west of San Mateo. The Company made a down payment of approximately $2.3 million and financed the remainder of the purchase price through a fixed rate mortgage with interest at 5.1%. The interest rate is subject to change at the third and sixth year anniversaries of the loan. As of December 31, 2012, the property was 100% occupied.

The Presidio

In November 2012, NetREIT 01 LP (see 7-Eleven under retail properties below) acquired The Presidio for the purchase price of approximately $7.3 million. The Property is a four-story office building with approximately 80,800 rentable square feet located in Colorado Springs, Colorado. The Company made a down payment of approximately $1.6 million and financed the remainder of the purchase price through a fixed rate mortgage with interest at 5.6%. As of December 31, 2012, the property was 65.5% occupied.

Self-Storage Properties:

Sparky’s Palm Self-Storage

In November 2007, the Company acquired the Sparky’s Palm Self-Storage property located in Highland, California. Our purchase price was $4.8 million, all of which we paid in cash. Sparky’s Palm Self-Storage is comprised of ten single story buildings and one two-story building, totaling approximately 50,250 rentable square feet, located on approximately 2.81 acres of land. The buildings comprise approximately 494 self-storage rental units and 29 recreational vehicle (RV) rental spaces. The buildings are of framed stucco and modular construction completed in 2003. The property is approximately 83% occupied as of December 31, 2012.

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

Sparky’s Joshua Self-Storage was constructed in 2003 and 2005 and is comprised of four single level storage buildings with approximately 149,750 rentable square feet, a three bedroom residence building, and a six bay self-serve coin operated car wash facility located on approximately 9.5 acres of land. The property consists of approximately 789 self-storage units and 72 recreational vehicle (RV) rental spaces. The property is approximately 67.5% occupied as of December 31, 2012.

Sparky’s Thousand Palms Self-Storage

In August 2009, the Company completed the acquisition of Sparky’s Thousand Palms Self-Storage, formerly known as Monterey Palms Self-Storage, located in Thousand Palms, California. The purchase price for the property was $6.2 million. We paid the purchase price through a cash payment of $1.5 million, which was applied to closing costs and fees and to an existing loan secured by Thousand Palms, and assumed a nonrecourse, variable interest rate, promissory note with a principal balance after the closing of $4.7 million.

Sparky’s Thousand Palms Self-Storage consists of nine (9) single story, Class A buildings, constructed of reinforced concrete masonry and metal construction with 113,126 rentable square feet comprised of 549 storage units which range in size from 25 to 300 square feet, and 94 enclosed RV and boat storage units that range in size from 150 to 600 square feet. The Property was built in 2007 and sits on approximately 5.5 acres or 238,273 square feet of land. The Property is located in the Palm Desert/Thousand Palms area adjacent to the Interstate 10 freeway in Riverside County, California. The property is approximately 73.5% occupied as of December 31, 2012.

Sparky’s Hesperia East Self-Storage

In December 2009, The Company completed the acquisition of Sparky’s Hesperia East Self-Storage, formerly known as St. Thomas Self-Storage located in Hesperia, California. The purchase price for the property was $2.8 million. We paid the purchase price through a cash payment of $1.1 million and a promissory note in the amount of $1.7 million.

Sparky’s Hesperia East Self-Storage was constructed in 2007 and is comprised of fifteen single level storage buildings, a management office and a three bedroom residence building. The property consists of approximately 5.8 acres of land, 72,940 rentable square feet and approximately 479 self-storage units. The property is approximately 42% occupied as of December 31, 2012.

Sparky’s Rialto Self-Storage

In May 2010, the Company completed the acquisition of Sparky’s Rialto Self Storage, formerly known as Las Colinas Self-Storage, located in Rialto, California. The purchase price was $4.9 million. The Company paid the purchase price through a cash payment of approximately $2.0 million and a promissory note in the amount of approximately $2.9 million. The property consists of approximately 7.5 acres of land, 101,343 rentable square feet and approximately 771 self-storage units. The property is approximately 49.7% occupied as of December 31, 2012.

Sparky’s Sunrise Self-Storage

In December 2011, the Company acquired the Sunrise Self-Storage facility for the purchase price of $2.2 million. The Company paid the purchase price in an all cash transaction. The Property is located within a mixed commercial and industrial area of Hesperia, California. The Property was built in 1985 and 1989 and consists of fourteen (14) one and two-story buildings comprising approximately 93,851 square feet on a 4.93 acre parcel. The property is approximately 67.4% occupied as of December 31, 2012.

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

We lease the property to tenants on a month-to-month basis. The roof of the property was replaced in 1996. We plan no major renovations to the property within the next 36 months. As of December 31, 2012, the property is 94.9% occupied. Current rental rates are $575 for single bedroom units and $630 for the 2-bedroom units. The property competes for tenants with comparable multi-unit properties and single family residences in its area. We believe the property is comparable or superior to other multi-unit properties in the area considering its location and close proximity to Holiday Park, one of the more desirable areas of the city.

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

This property is held for sale as of December 31, 2012.

Model Home Investments

In February 2009, DMHU and the Company entered into an agreement to form DAP II and in May 2009, they formed DAP III. NetREIT is a 77.7% limited partner in DAP II and an 86.3% limited partner in DAP III. The partnerships invested in a total of 19 Model Homes which were leased back to the home builders. During the year ended December 31, 2012, DAP III sold all of its homes and the partnership was dissolved. As of December 31, 2012 DAP II is in the process of winding down its operations and owned a total of 7 Model Homes.

The purpose of both partnerships was to acquire Model Homes from developers for long term investment by acquiring them at a discount to their appraised value, leasing them back to the seller for 1 to 3 years, and seeking to sell them thereafter for a profit.

Model Home Properties

The Company, through NetREIT Dubose, began making investments in Model Home purchases and lease backs to the home builders. The transactions completed since 2010 are described below.

In October 2010, NetREIT Dubose acquired four Model Home properties in Arizona and leased them back to the home builder. The purchase price for the properties was $0.9 million. NetREIT Dubose paid the purchase price through a cash payment of $0.45 million and four promissory notes totaling $0.45 million. Two of the four homes are held for sale at December 31, 2012 with the other two still under a lease agreement.

In October 2010, NetREIT Dubose acquired ten Model Home properties in Oregon, Idaho and Washington and leased them back to the home builder. The purchase price for the properties was $6.1 million. NetREIT Dubose paid the purchase price through a cash payment of $3.05 million and ten promissory notes totaling $3.05 million. At December 31, 2012, there are 3 homes remaining in each of the three states referred to above.

In December 2010, NetREIT Dubose acquired twelve Model Home properties in Texas and leased them back to the home builder. The purchase price for the properties was $2.9 million. NetREIT Dubose paid the purchase price through a cash payment of $1.45 million and ten promissory notes totaling $1.45 million. At December 31, 2012, NetREIT Dubose owned the twelve homes originally purchased.

In January 2011, NetREIT Dubose acquired two Model Home properties in Texas and leased them back to the home builder. The purchase price for the properties was $0.45 million. NetREIT Dubose paid the purchase price through a cash payment of $0.23 million and two promissory notes totaling $0.22 million. At December 31, 2012, NetREIT Dubose owned the two homes originally purchased

In February 2011, NetREIT Dubose acquired five Model Home properties in California and leased them back to the home builder. The purchase price for the properties was $1.5 million. NetREIT Dubose paid the purchase price through a cash payment of $0.75 million and five promissory notes totaling $0.75 million. At December 31, 2012, there are 4 homes remaining.

In March 2011, NetREIT Dubose acquired four Model Home properties in South Carolina, Florida and Texas and leased them back to the home builder. The purchase price for the properties was $1.0 million. NetREIT Dubose paid the purchase price through a cash payment of $0.50 million and four promissory notes totaling $0.50 million. At December 31, 2012, there are 2 homes remaining in Florida and Texas.

In June 2011, NetREIT Dubose acquired three Model Home properties in Texas and leased them back to the home builder. The purchase price for the properties was approximately $0.60 million. NetREIT Dubose paid the purchase price through a cash payment of approximately $0.30 million and three promissory notes totaling approximately $0.30 million. At December 31, 2012, NetREIT Dubose owns the three homes originally purchased.

In August 2011, NetREIT Dubose acquired eight Model Home properties in Texas, Florida, North Carolina and South Carolina and leased them back to the home builder. The purchase price for the properties was approximately $1.9 million. NetREIT Dubose paid the purchase price through a cash payment of approximately $1.0 million and eight promissory notes totaling approximately $0.90 million. At December 31, 2012, there are 3 homes remaining in Texas, Florida and North Carolina.

In December 2011, Dubose Model Home Investor Fund #201, LP acquired one Model Home properties in South Carolina and leased it back to the home builder. The purchase price for the property was approximately $0.3 million. NetREIT Dubose paid the purchase price through a cash payment of approximately $0.1 million and promissory note for the balance of the purchase price. At December 31, 2012, the Model Home is under lease contract.

In January 2012, Dubose Model Home Investors #201 LP acquired one Model Home property in Texas and leased it back to the home builder. The purchase price for the property was $0.38 million. The purchase price paid was through a cash payment of $0.15 million and a promissory note $0.23 million. At December 31, 2012, the Model Home is under lease contract.

In April 2012, NetREIT Dubose and Dubose Model Home Investors #201 LP acquired 19 Model Home properties in California and Arizona and leased them back to the home builder. The purchase price for the properties was approximately $8.2 million. The purchase price paid was through a cash payment of approximately $3.7 million and promissory notes totaling approximately $4.5 million. At December 31, 2012, these 19 Model Homes are under lease contract.

In May 2012, the Company acquired the former Rite Aid building in Yucca Valley, California, The building adjoins the Company’s Yucca Valley Retail Center purchased in September 2011. The building was purchased vacant as a result of the relocation of Rite Aid. However, the property remains under lease to the tenant for several more years. The purchase price was approximately $1.1 million all paid in cash. The building consists of approximately 17,600 rentable square feet. In January 2013, the Company and Rite Aid agreed to a termination of the contract in echange for $365,000 paid to the Company.

In October 2012, Dubose Model Home Investors #201 LP acquired 1 Model Home property in Texas and leased it back to the home builder. The purchase price for the property was approximately $365,000. The purchase price paid was through a cash payment of approximately $146,000 and a promissory note of approximately $219,000. At December 31, 2012, this 1 Model Home is under lease contract.

In December 2012, NetREIT Dubose and Dubose Model Home Investors #201 LP acquired 14 Model Home properties in Texas and leased them back to the home builder. The purchase price for the properties was approximately $3.9 million. The purchase price paid was through a cash payment of approximately $2.0 million and promissory notes totaling approximately $1.9 million. At December 31, 2012, these 14 Model Homes are under lease contract.

As of December 31, 2012, NetREIT Dubose and Dubose Model Home Investor Fund #201, LP owned a total of 84 Model Homes. Including homes owned in other entities, we own a total of 92 Model Homes.

The DMHI Funds

As described above in Item 1, the Company acquired significant interests in each of DMHI Fund #3, DMHI Fund #4, DMHI Fund #5 and DMHI Fund #113 (collectively, the “DMHI Funds”)

At the time we acquired the DMHI Funds #3,#4 and #5 in 2010, the three funds had a total of 29 Model Home properties under lease to their respective developers under NNN leases in 10 different states. At the time we acquired DMHI Fund #113, it had two homes under NNN leases in 2 states. DMHI Funds #3, #4 and #5 sold its 17 remaining homes. DMHI Funds #3 and #4 each have an investment in DAP II as its only remaining asset DMHI #5 sold their remaining homes in 2012 and was dissolved before the end of the year. As of December 31, 2012, DMHI Fund #113 owned 1 Model Home and DAP II owned 7 Model Homes.

Model Home Properties Sold

During the year ended December 31, 2012, NetREIT Dubose and the other Model Home entities disposed of thirty-five Model Home properties. The sales price, net of selling costs, aggregated approximately $8.9 million and approximately $1.5 million in mortgage notes payable were retired in connection with these sales. The Company recognized a gain of $260,360 related to the sale of these Model Homes.

During the year ended December 31, 2011, NetREIT Dubose and the other Model Home entities disposed of twenty-two Model Home properties. The sales price, net of selling costs, aggregated approximately $8.5 million and approximately $5.7 million in mortgage notes payable were retired in connection with these sales.

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

In April 2008, we and our co-owner contributed our respective interests in this property to a newly formed California limited partnership (the “NetREIT 01 LP Partnership). We serve as general partner of, and own a 51.4% equity interest in, the partnership. In October 2009, under his right to do so granted upon the formation of the partnership, the trust elected to convert a 33.3% equity interest in the partnership into 25,790 shares of our common stock at a price of $9.30 per share for a total of $239,844. Mr. Allen was elected to our Board at our annual stockholder meeting on October 16, 2009. In 2012, the trust elected to convert an additional 17,060 shares at $8.03, after adjusting for stock dividends, or approximately $144,000. Following these conversions, NetREIT’s equity interest in the partnership increased to 77.3%.

This property was sold in October 2012 for a gross selling price of approximately $1.9 million and resulted in a gain of approximately $0.6 million. The Company completed a 1031 exchange of the 7-Eleven for the purchase of The Presidio and, as a result, The Presidio is owned by the NetREIT 01 LP Partnership.

World Plaza

In September 2007, we completed our purchase of the World Plaza Retail Center, a multi-tenant neighborhood retail center located in San Bernardino, California. The property consists of approximately 55,098 square feet of gross leasable area situated on approximately 4.48 acres used pursuant to a lease covering the land only ( the “Ground Lease”). The purchase price of $7.7 million was with cash and by assumption of an existing loan in the principal amount of $3.7 million secured by a first deed of trust on the Ground Lease. The Ground Lease requires us to pay current annual rentals of $20,040 with scheduled increases over the life of the lease and expires on June 31, 2062. The Ground lease includes an option to purchase the property at the price of $181,710 in 2062. This property is approximately 83.0% occupied as of December 31, 2012.

The property was constructed in 1974. The major tenants on the property include the County of San Bernardino and Citizens Business Bank.

Regatta Square

In October 2007, we completed our purchase of the Regatta Square, a neighborhood retail center located in Denver, Colorado. The purchase price was $2.2 million including transaction costs, all payable in cash. This property is comprised of approximately 5,983 square feet of gross leasable space situated on 0.4 acres of land. The property is 100% occupied as of December 31, 2012.

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

Waterman Plaza was a newly constructed retail/office building of approximately 21,170 gross leasable area and approvals to construct an additional 2,300 square foot building. The property consists of a total of 2.7 acres. The property is approximately 100.0% occupied as of December 31, 2012.

During 2012, the Waterman Plaza was listed for sale. At the time, the Company recorded an impairment of $300,000 based on the sales price compared to the net book value. The Company has since pulled the Waterman Plaza off of the market.

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

In 2012, the Company added approximately 17,600 square foot through the purchase of an empty building under lease contract through May 2017 with the Rite Aid pharmacy chain. In January 2013, the Company agreed to terminate the contract in exchange for a lump sum payment of $365,000. The Company is in advanced negotiations with a major retail chain to take over this portion of the Yucca Valley Retail Center.

The property is approximately 95.5% occupied as of December 31, 2012.

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

To date, there is no public market for any of our securities.

We pay quarterly cash distributions computed on a monthly basis to our common stockholders. The following is a summary of monthly distributions paid per common share for the years:

Month	2012	2011
	Cash Dividend	Stock Dividend (1)	Cash Dividend
January	$0.0451	$	$0.0475
February	0.0451		0.0475
March	0.0451		0.0475
April	0.0451		0.0475
May	0.0451		0.0475
June	0.0451		0.0475
July	0.0451		0.0475
August	0.0451		0.0475
September	0.0451		0.0475
October	0.0451		0.0475
November	0.0451		0.0475
December	0.0451	5%	0.0451
Total	$0.541		$0.5676
____________

(1) The Company issued a stock dividend of 5%, or 720,366 common shares, to stockholders of record on December 2, 2011.

At December 31, 2012, a cash distribution of $0.13575 per common share was payable and was paid in January 2013.

In December 2011, the Company issued approximately 1,649 shares of its Convertible Series 6.3% Preferred Stock. The Company paid approximately $105,000 in dividends in 2012. There were no dividends paid on these shares in 2011.

Market Information

Our common stock is not currently traded on any stock exchange or electronic quotation system. We do not expect that our common stock will be traded on any stock exchange or electronic quotation system.

Dividend Policy

We plan to pay at least 90% of our annual REIT Taxable Income to our stockholders in order to maintain our status as a REIT. We have paid dividends to our stockholders at least quarterly since the first quarter we commenced operations on April 1, 1999.

We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions. Although we eventually intend to make cash dividend distributions out of our operating cash flow and proceeds from the sale of properties, we do not presently have sufficient operating cash flow to do so, and we do not anticipate generating sufficient cash flow from operations to do so in the near future. Therefore, to fund our future dividends, we expect that we will continue to rely on proceeds from additional borrowings of secured or unsecured debt and from proceeds from the sale of properties until such time that our cash flow from operations exceeds the amount of cash dividends paid to stockholders. In the event that we are unable to make distributions out of cash flow from operations, or cannot secure additional equity or debt financing, our ability to declare and pay a cash dividend on our common stock may be materially limited.

To the extent that we make distributions in excess of our earnings and profits, as computed for federal income tax purposes, these distributions will represent a return of capital, rather than a dividend, for federal income tax purposes. Distributions that are treated as a return of capital for federal income tax purposes generally will not be taxable as a dividend to a U.S. stockholder, but will reduce the stockholder’s basis in its shares (but not below zero) and therefore can result in the stockholder having a higher gain upon a subsequent sale of such shares. Return of capital distributions in excess of a stockholder’s basis generally will be treated as gain from the sale of such shares for federal income tax purposes.

Annually, we provide each of our stockholders a statement detailing distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital. During the years ended December 31, 2012 and 2011, all distributions were non-taxable as they were considered return of capital to the stockholders.

Number of Holders of Each Class of Stock

As of March 15, 2013, there were 2,976 holders of our Series A common stock and a single holder of our Convertible Series 6.3% preferred stock.

Securities Issued Under our 1999 Flexible Incentive Plan

The Company established the 1999 Flexible Incentive Plan (the “Plan”) for the purpose of attracting and retaining employees. The Plan provides that no more than 10% of the outstanding shares of common stock can be issued under the Plan. At December 31, 2011, the maximum number of shares that could be issued under the plan was approximately 1,576,700 shares. Prior to 2006, the Company awarded approximately 56,000 stock options. In 2006, the Compensation Committee of the Board of Directors adopted a restricted stock compensation plan under the Plan. There have been approximately 254,000 restricted shares granted since adopting the restricted stock compensation plan. At December 31, 2012, the amount of common shares available for future grants under the Plan is approximately 1,266,700 shares.

The following table provides information as of December 31, 2012 regarding securities awarded under our only securities compensation plan, the 1999 Flexible Incentive Plan (the "Plan")

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	None	None	(1)
Equity compensation plans not
approved by security holders	None	None	None
Totals			(1)

A table of non-vested restricted shares granted and vested since December 31, 2010 is as follows:

Balance, December 31, 2010	61,642
Granted	52,139
Vested	(49,805)
Cancelled	(5,504)
Stock dividend	5,305
Balance, December 31, 2011	63,777
Granted	57,016
Vested	(57,577)
Cancelled	(411)
Balance, December 31, 2012	62,805
____________

See Note 6 of the Notes to the Consolidated Financial Statements for further description of the employee retirement and share-based incentive plans. All shares issuable under the Plan are Series A common stock.

Issuer Purchases of Equity Securities
(d)
Maximum
			(c)	Number (or
			Total	Approximate
			Number of	Dollar
			Shares (or	Value) of
			Units)	Shares (or
			Purchased as	Units)
	(a)		Part of	that May Yet
	Total	(b)	Publicly	Be
	Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs (1)	Programs (1)
January 1 — January 31, 2012 (Related Parties)	17,060	$8.44
April 1 — April 30, 2012 (Related Parties) (2)	1,395	8.60
April 1 — April 30, 2012	1,955	8.00
Total	20,410	$8.41
____________
1.	The Company does not have a formal policy with respect to a stock repurchase program and typically restricts repurchases to hardship cases only.

2.
In April 2012, the Company purchased 1,395 shares of its vested restricted common stock from an independent member of its Board of Directors for a total of $12,000. The shares purchased were ultimately transferred from the Director’s personal account to an Individual Retirement Account following acceptance of the transaction by the custodian.

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

OVERVIEW AND BACKGROUND

Growth in Capital Resources. During the last five years our stockholders’ equity has increased approximately 162%, from approximately$29.3 to $76.7 million at December 31, 2012. Our investment portfolio, consisting of real estate assets, lease intangibles, land purchase option and mortgages receivable, have increased by 287% to approximately $185.1 million at December 31, 2012 from $47.9 million at December 31, 2007. The primary source of funds for the growth in the portfolio during these five years was attributable to the issuance of common stock of approximately $72.8 million under two offerings and from proceeds from mortgage notes payable.

Expansion of Business Model. In March 2010, the Company acquired the assets and six employees of DMHU. Later that year, the Company formed NetREIT Advisors and transferred the four remaining DMHU employees to this newly formed LLC.

In 2010, NetREIT Advisors was formed to manage and serve as external advisor to NetREIT Dubose. In 2011, Dubose Advisers was formed to manage and serve as external advisors to Dubose Model Home Partnership #201. These advisors generated fees of approximately $405,000 and $888,000 during the years ended December 31, 2011 and 2012, respectively. Our operating expenses associated with the Advisors are primarily employee costs and are semi-fixed in nature. For the years ended December 31, 2012 and 2011, the operating loss of the two Advisor entities was $243,050 and $469,400, respectively.

During the earlier years this business was hampered by the slow recovery of the residential building and its effect on the home builders. However, housing starts and building permits rose in September 2012 to the highest level in four years and there are signs that the surplus in housing supply is dwindling. During late 2012 we saw increasing activity by residential developers. For the year ended December 31, 2012 there were 49 Model Homes acquired for approximately $17.1 million and, in 2011 there were 23 Model Homes acquired for approximately $9.8 million. NetREIT Dubose will continue to make additional property acquisitions that will increase revenues of 2012 and 2011, the advisors and with the semi-fixed expenses they will generate net income.

Economic Environment

The United States appears to be making a slow recovery from the recession that began in 2008. The current economic environment has shown decreases in residential housing foreclosures and a shadow inventory and a decreasing supply of homes available for purchase, continuing depressed commercial real estate valuations, slow improving consumer spending, unemployment that has decreased over the last several months although the level of unemployment still remains higher than pre-recessionary levels. In general, net income from U.S. corporations and stock market investments and activity has shown improvement. The housing sector has been the bright spot in the economy with increases in home sales and prices. We believe that the pace of the overall recovery will likely be slow and disjointed. Full recovery will need increasing job growth and the economic situation in Europe will need to stabilize, but even then it will not be consistent across industries, geographies or periods of the year causing an uneven tempo of growth.

Recent increases in the size of the U.S. debt, slow economic recovery concerns, and signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. The possibility of further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and/or the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations are inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. Although the United States Federal Reserve Bank announced a Q3 stimulus plan and the intent to keep interest rates low through 2015, the above mentioned concerns could cause interest rates and borrowing costs to eventually rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations

Management Evaluation of Results of Operations

Management evaluates our results of operations with a primary focus on increasing and enhancing the value, quality and quantity of properties in our real estate holdings. Properties that have reached goals in occupancy and rental rates are evaluated for potential added value appreciation and, if lacking such potential, are sold with the equity reinvested in properties that have better potential without foregoing cash flow. Management focuses its efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals and rental rates. The ability to increase assets under management is affected by our ability to raise borrowings and/or capital coupled with our ability to identify appropriate investments.

Management’s evaluation of operating results includes an assessment of our ability to generate cash flow necessary to pay debt service and to fund distributions to our Stockholders. As a result, Management’s assessment of operating results gives less emphasis to the effects of unrealized gains and losses and other non-cash charges, such as depreciation and amortization and impairment charges, which may cause fluctuations in net income for comparable periods but have no impact on cash flows. Management’s evaluation of our potential for generating cash flow includes assessments of our recently acquired properties, our non-stabilized properties, the long-term sustainability of our real estate portfolio, our future operating cash flow from anticipated acquisitions, and the proceeds from the sales of our real estate assets.

We are pleased that net operating income from our existing Properties, our newly acquired properties and from the Model Home division growth, is increasing at a faster rate, approximately 26%, than our general and administrative expenses (24%) due to efficiencies of scale. During the year ended December 31, 2012, general and administrative expense represented approximately 26% of total revenue compared to 27% during the same period in 2011. We believe that when all of our Properties are operating at stabilized rates, the general and administrative percentage of revenues will further decrease.

We seek to diversify our portfolio by commercial real estate segments to reduce the adverse effect of a single under-performing segment, geographic market and tenant industry.

As of December 31, 2012, the Company owned or had an equity interest in twelve office buildings and one industrial building (“Office Properties”) which total approximately 786,000 rentable square feet, four retail shopping centers (“Retail Properties”) which total approximately 186,000 rentable square feet, six self-storage facilities (“Self-Storage Properties”) which total approximately 581,000 rentable square feet, one 39 unit apartment building and 92 Model Homes owned by six limited partnerships (“Residential Properties”).

NetREIT’s office, retail and industrial properties are located primarily in Southern California and Colorado, with a single property located in both North Dakota and Wyoming. Our Model Home properties are located in twelve states throughout the United States. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year, or has been operating for three years. Our geographical clustering of assets, especially in the self-storage segment, enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas.

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

Most of our office leases are for terms of 3 to 5 years with annual rental increases built into such leases. In general, we have experienced decreases in rental rates in many of our submarkets due to recessionary conditions and other related factors when leases expire and are extended. However, during 2012 the change in rental rates has not materially affected our operating results. We cannot give any assurance that as the older leases expire or as we add new tenants that rental rates will be equal to or above the current market rates. Also, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have a negative effect on our future financial condition, results of operations and cash flow.

Our residential apartment property typically leases on a six month term and on a month-to-month basis thereafter and typically 2 to 3 years for our Model Home leases. The Model Homes are leased to the developer on a triple net lease. Under a triple net lease the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property.

The self-storage properties are rented pursuant to rental agreements that are for no longer than 6 months. The self-storage properties are located in markets having other self-storage properties. Competition with these other properties will impact the operating results of these properties, which depends materially on our ability to timely lease vacant self-storage units, to actively manage unit rental rates, and our tenants’ ability to make required rental payments. To be successful, we must be able to continue to respond quickly and effectively to changes in local and regional economic conditions by adjusting rental rates of these properties within their regional market in Southern California. We depend on websites, advertisements, flyers, etc. to secure new tenants to fill any vacancies.

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

Federal Income Taxes. NetREIT, Inc. has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), for federal income tax purposes. To qualify as a REIT, we must distribute annually at least 90% of adjusted taxable income, as defined in the Code, to our stockholders and satisfy certain other organizational and operating requirements. As a REIT, no provision will be made for federal income taxes on income resulting from those sales of real estate investments which have or will be distributed to stockholders within the prescribed limits. However, taxes will be provided for those gains which are not anticipated to be distributed to stockholders unless such gains are deferred pursuant to Section 1031. In addition, the Company will be subject to a federal excise tax which equals 4% of the excess, if any, of 85% of the Company’s ordinary income plus 95% of the Company’s capital gain net income over cash distributions.

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the years ended December 31, 2012 and 2011, all distributions were considered return of capital to the stockholders and therefore non-taxable.

We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2012 and 2011.

REAL ESTATE ASSETS

Real Estate Acquisitions. The Company accounts for its acquisitions of real estate in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which requires the purchase price of acquired properties to be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, a land purchase option, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and tenant relationships, based in each case on their fair values.

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

The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) Management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in lease intangibles, net in the accompanying balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below market rents market rents resulted in a net reduction of rental income of approximately $446,000 and $295,000 for the years ended December 31, 2012 and 2011, respectively.

The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on Management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $604,000 and $451,000 for the years ended December 31, 2012 and 2011, respectively.

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

As of December 31, 2012, Management has concluded that there are 7 Model Home properties aggregating approximately $1.6 million which are considered as held for sale and are included in real estate assets. These homes have mortgage notes payable of approximately $0.8 million. Management has also estimated that, of the homes held for sale, 2 home sales would result in a loss of approximately $54,000 and has recorded the estimated loss included in asset impairment in the accompanying statement of operations for the year ended December 31, 2012. In addition, the Company has listed for sale its Casa Grande apartments in Cheyenne, WY. As of December 31, 2012, the net book value of Casa Grande is approximately $1.4 million with a mortgage note payable balance of approximately $1.0 million.

Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the years ended December 31, 2012 and 2011, was $4.0 million and $3.6 million, respectively.

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

The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Based on the review, no impairment was deemed to exist at December 31, 2012 and 2011.

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2012 and 2011.

Impairment. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. During the quarter ended September 30, 2012, the Company listed for sale its Waterman Plaza property. In the process, the Company determined that an impairment existed and, as a result, recorded an asset impairment of $300,000. The Company took the Waterman Plaza property off of the market. The Company also determined that its real estate owned had declined in value and recorded an impairment charge of approximately $1.3 million. For the year ended December 31, 2011 the Company determined that an impairment existed with respect to its Model Home properties not held for sale and, as a result, recorded an asset impairment of $30,000.

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

Certain of our leases currently contain rental increases at specified intervals. We record as an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts, we record a direct write-off of the specific rent receivable. No such reserves related to deferred rent receivables have been recorded as of December 31, 2012 or 2011.

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

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. The Company’s cash equivalents, mortgage notes receivable, accounts receivable and payables and accrued liabilities all approximate fair value due to their short term nature. Management believes that the recorded and fair value of notes payable are approximately the same as of December 31, 2012 and 2011.

Subsequent Events. We evaluate subsequent events up until the date the consolidated financial statements are issued.

New Accounting Pronouncements. In October 2012, the FASB issued Accounting Standards Update 2012-04, Technical Corrections and Improvements ("ASU 2012-04"), which makes certain technical corrections and “conforming fair value amendments” to the FASB Accounting Standards Codification. The amendments affect various Codification topics and apply to all reporting entities within the scope of those topics. These provisions of the amendment are effective upon issuance, except for amendments that are subject to transition guidance, which will be effective for fiscal periods beginning after December 15, 2012. The provisions of ASU 2012-04 are not expected to have a material impact on our consolidated financial statements.

Effective January 1, 2012, we adopted the provisions of ASU No. 2011-04, Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which amended ASC Topic 820, Fair Value Measurement. The objective of this guidance is to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. The guidance also requires expanded fair value disclosures related to Level 3 financial instruments and Level 3 financial instrument transfers. The guidance does not require any new fair value measurements. The adoption of this guidance did not have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

Financing

Beginning in October 2007 we commenced a new offering of up to $200 million in shares of our common stock at a price of $10.00 per share. The Company terminated its capital raising activities under the private placement offering effective December 31, 2011. Net proceeds received from this offering, after commissions, due diligence fees, and syndication expenses, were approximately $66 million. The net proceeds were primarily used to acquire properties and to expand our administrative staff and support capabilities to levels commensurate with our increasing assets and staff requirements.

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011.

Our results of operations for the years ended December 31, 2012 and 2011 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense, general and administrative expense and depreciation and amortization will significantly increase in future periods as a result of the assets acquired over the last four years and as a result of anticipated growth through future acquisitions of real estate related investments.

RECENT EVENTS HAVING SIGNIFICANT EFFECT ON RESULTS OF OPERATIONS

Property Acquisitions and Dispositions in the Last Two Years

In March 2010, the Company purchased certain tangible and intangible personal property from DMHU, including rights to certain names, trademarks and trade secrets, title to certain business equipment, furnishings and related personal property. DMHU had used these assets in its previous business of purchasing Model Homes for investment in new residential housing tracts and initially leasing the Model Homes back to their developer. In addition, the Company also acquired DMHU’s rights under certain contracts, including contracts to provide management services to 19 limited partnerships sponsored by DMHU and for which a DMHU affiliate serves as general partner (the “Model Home Partnerships”). These partnerships include DAP II and DAP III in each of which the Company was a 51% limited partner. In the DMHU Purchase, the Company paid the owners of DMHU $300,000 cash had agreed to issue up to 120,000 shares of the Company’s common stock, depending on the levels of production the Company achieved from its newly formed Model Homes Division over a three year period which ended February 28, 2012.While the Company originally anticipated that the earn-out would be fully achieved, the actual earn-out was approximately 39,000 shares resulting in a reduction in the liability of approximately $691,000. This reduction is reflected in the results of operations for the year ended December 31, 2012. The Company also agreed to continue to employ three former DMHU employees. As Mr. Dubose is a Company director and was the founder and former president and principal owner of DMHU and certain of its affiliates, this transaction was completed in compliance with the Company’s Board’s Related Party Transaction Policy. The transaction has been accounted for as a business combination. Management performed an analysis of intangible assets acquired with the assistance of an independent valuation specialist and it was determined that $209,000 of the purchase price is attributable to customer relationships and will be amortized over 10 years. The Company also estimated a liability of $1,032,000 associated with the 120,000 shares that it believes will be issued in the future. As a result of the acquisition, the total purchase price of $1,332,000 was allocated between goodwill of $1,123,000 and intangible assets of $209,000. As a result of the transaction, the Company’s investment in DAP II and DAP III are consolidated into the financial statements of NetREIT. The limited partnerships have been consolidated into the financial statements of the Company in accordance with guidelines attributable to variable interests entities.

The Company has formed its Model Homes Division which will pursue investment activities based on DMHU’s business model. The Model Homes Division’s activities will initially include the purchase and leaseback of Model Homes in new residential housing tract developments and providing management services to the then existing 19 Model Home Partnerships. To pursue this business, the Company formed a new subsidiary, NetREIT Advisors and sponsored the formation of NetREIT Dubose. NetREIT Dubose invests in Model Homes it purchases from home builders in transactions where the selling home builder leases back the Model Home under a short term lease, typically one to three years in length. Upon expiration of the lease, NetREIT Dubose will seek to re-lease the vacant Model Home to the home builder until such time as it is able to sell the property. NetREIT Dubose owns substantially all of its assets and conducts its operations through the Operating Partnership. NetREIT Advisors serves as the advisor to NetREIT Dubose.

NetREIT Advisors also provides management services to the 1 remaining unaffiliated Model Home Partnerships, pursuant to the rights under the management contracts assigned to it by DMHU. For these services, NetREIT Advisors receives ongoing management fees and has the right to receive certain other fees when the partnership sells or otherwise disposes of its properties.

Below is a chronological listing of the acquisitions and dispositions of properties in the last two years. Operating results are included in the consolidated financial statements from the date of acquisition.

The Company acquired the following properties in the year ended December 31, 2012:

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

In October 2012, Dubose Model Home Investors #201 LP acquired 1 Model Home property in Texas and leased it back to the home builder. The purchase price for the property was approximately $365,000. The purchase price paid was through a cash payment of approximately $146,000 and a promissory note of approximately $219,000. At December 31, 2012, this 14 Model Home is under lease contract.

In November 2012, NetREIT 01 LP acquired The Presidio for the purchase price of approximately $7.3 million. The Property is a four-story office building with of approximately 80,800 rentable square feet. The building is approximately 80,800 rentable square feet located in Colorado Springs, Colorado. The Company made a down payment of approximately $1.6 million and financed the remainder of the purchase price through a fixed rate mortgage with interest at 5.6%.

In December 2012, NetREIT Dubose and Dubose Model Home Investors #201 LP acquired 14 Model Home properties in Texas and leased them back to the home builder. The purchase price for the properties was approximately $3.9 million. The purchase price paid was through a cash payment of approximately $2.0 million and promissory notes totaling approximately $1.9 million. At December 31, 2012, these 14 Model Homes are under lease contract.

The Company disposed of the following properties in 2012:

During the year ended December 31, 2012, NetREIT Dubose and the other Model Home entities disposed of thirty-five Model Home properties. The sales price, net of selling costs, aggregated approximately $8.9 million and approximately $1.5 million in mortgage notes payable were retired in connection with these sales. The Company recognized a gain of $260,360 related to the sale of these Model Homes.

In October 2012, the Company sold approximately 40.0% of land adjacent to the Sparky’s Rialto Self-Storage. The sales price was $290,000 and after selling costs and the cost of the land, the Company recognized a gain of approximately $103,500.

In October 2012, NetREIT 01 LP the 7-Eleven located in Escondido, California. The sales price was Approximately $1.9 Million and after selling costs and the net book value of the land and building, the Company recognized a gain of approximately $534,360.

The Company acquired the following properties in the year ended December 31, 2011:

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

In May 2011, the Company acquired vacant land consisting of approximately 3 acres adjacent to its Sparky’s Rialto Self-Storage facility for approximately $0.4 million paid in cash. The Company sold a portion of the land and intends to use the remainder for additional motor home parking or for other purposes.

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

Revenues

Total revenue was $17,668,967 for the year ended December 31, 2012, compared to $14,077,105 for the same period in 2011, an increase of $3,591,862, or 25.5%. The increase in rental income as reported in 2012 compared to 2011 is primarily attributable to:

•
The addition of the seven properties acquired in 2011 and 2012 and the addition of the model home properties which generated an additional $3,555,386 of rent and fee income in the year ended December 31, 2012 compared to the same period in 2011; and

•	An increase of rental income of approximately $201,934 for properties owned for the full years ended December 31, 2012 and 2011.

•	A decrease of approximately $500,289 in model home rental and fee income as the older partnerships that are winding down operations have sold a majority of their model home properties..

•	The partial recovery of an amount written off as uncollectible in 2008 of $334,831.

Overall rental and fee revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2011 and 2012 for an entire year and future acquisitions of real estate assets.

Interest income was $80,427 for the year ended December 31, 2012, compared to $125,662 for the same period in 2011, a decrease of $45,235, or 36.0%. The decrease was primarily attributable to a decrease in 2012 cash balances invested in interest bearing accounts.

Rental Operating Expenses

Rental operating expenses were $5,554,937 for the year ended December 31, 2012 compared to $4,944,010 for the same period in 2011, an increase of $610,927, or 12.4%. The increase in operating expense year over year is primarily attributable to the same reasons that rental revenue increased. Rental operating costs as a percentage of rental and fee income was 31.4% and 35.1% for the years ended December 31, 2012 and 2011, respectively. The decrease in operating costs as a percentage of revenue is primarily due to one-time property tax expense reductions resulting from the positive outcome of appealing assessed values.

Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Interest Expense

Interest expense, including amortization of deferred finance charges, increased by $1,298,671, to $4,493,558 during the year ended December 31, 2012 compared to $3,194,887 for the same period in 2011. The primary reason for the increase is the mortgage debt additions related to the acquisitions after June 30, 2011 of Yucca Valley Retail Center, the Port of San Diego Complex, the Shoreline Medical Building, The Presidio and additional model home properties. In addition, the Company refinanced its Rangewood Medical Office Property, Regatta Square, Morena Office Center, Pacific Oaks Plaza and three of the self-storage properties to raise additional cash for anticipated acquisitions.

The weighted average interest rate as of December 31, 2012 was 5.54% compared to 5.64% as of December 31, 2011.

The following is a summary of our interest expense on mortgage loans by property for the years ended December 31, 2012 and 2011:

	Date Acquired
	or Funded	2012	2011

Havana/Parker Complex	June 2006	$212,210	$216,711
World Plaza	September 2007	-	166,662
Waterman Plaza	August 2008	232,592	237,998
Sparky’s Thousand Palms Self-Storage	August 2009	241,133	246,745
Sparky’s Hesperia East Self-Storage	December 2009	108,425	86,317
Garden Gateway Plaza	March 2007	571,799	588,578
Sparky’s Rialto Self-Storage	May 2010	162,938	144,700
Genesis Plaza	August 2010	223,288	228,518
Dubose Acquisition Partners II, LP	March 2010	100,561	140,862
Dubose Acquisition Partners III, LP	March 2010	-	96,224
Dubose Model Home Income Fund #3, LTD	December 2010	1,308	53,316
Dubose Model Home Income Fund #4, LTD	December 2010	2,771	42,649
Dubose Model Home Income Fund #5, LTD	December 2010	349	101,011
NetREIT Dubose Model Home REIT, Inc. (1)	October 2010	429,559	264,218
Dakota Bank Buildings	May 2011	326,856	199,422
Casa Grande Apartments	June 2011	59,834	33,426
Executive Office Park	June 2011	263,120	144,148
Yucca Valley Retail Center	September 2011	186,176	53,927
Regatta Square	December 2011	63,738	882
Rangewood Medical Office Building	December 2011	58,115	780
Dubose Model Home Investor Fund #113, LP	December 2011	27,044	4,326
Dubose Model Home Investors #201, LP (1)	December 2011	129,485	119
Port of San Diego Complex	December 2011	564,787	6,246
Morena Office Building	May 2012	74,334	-
Pacific Oaks Plaza	May 2012	50,547	-
Shoreline Medical Building	May 2012	123,465	-
The Presidio	November 2012	32,340	-
Sparky's Joshua, Palm and Sunrise self-storage facilities	December 2012	54,932	-
Amortization of deferred financing costs		191,852	137,102
		$4,493,558	$3,194,887
____________
(1) Consists of 84 mortgage notes payable secured by 84 Model Home properties. These mortgages are guaranteed by NetREIT, Inc. As of 2012, the aggregate amount outstanding relates to these notes is approximately $13.5 million.

General and Administrative Expenses

General and administrative expenses increased by $906,282 to $4,752,459 for the year ended December 31, 2012, compared to $3,846,177 for the same period in 2011. As a percentage of rental and fee income, general and administrative expenses were 26.9% and 27.3% for the years ended December 31, 2012 and 2011, respectively. In comparing our general and administrative expenses with other REITs, you should take into consideration that we are a self- administered REIT, which means such expenses are greater for us than an advisory administered REIT.

For the year ended December 31, 2012, our salaries and employee related expenses increased $387,359 to $2,547,248 compared to $2,159,889 for the year ended December 31, 2011, an increase of 18.0%. The increase in salary and employee expenses in 2012 was primarily attributable to the inclusion of marketing staff in 2012 whereas in 2011, our marketing staff and related costs were capitalized and amortized against stock issuance costs. These costs include a one-time charge for a marketing staff reduction of $57,000 for severance costs. This change is the result of NetREIT terminating its capital raising activities through its private placement at the end of 2011. In addition, the Company annually grants salary increases to employees effective January 1 each year. Further, on an annual basis, effective January 1 of each year, the Company grants shares of restricted stock that vest over 3 to 5 years. In the year ended December 31, 2012, amortization expense related to an increase in the awards increased by $147,589 to $503,741, compared to $356,152 in the same period last year this is due to the addition of a new director as well as the additional grants to executives hired in prior years.

Legal, accounting and public company related expenses and increased by $57,566 to $451,514 for the year ended December 31, 2012, compared to $393,948 during the same period in 2011. The increase is due to our completion of an acquisition audit filing with the SEC and additional professional services for tax compliance for several of our partnerships.

Insurance related expenses increased by $75,226 to $362,474 for the year ended December 31, 2012 compared to $287,248 for the same period in 2011. The increase is primarily due to increased Directors and Officer liability premiums as well as increases in group health benefits.

Other increases to general and administrative costs are also attributable to formerly capitalized costs associated with capital raising activities that are treated as expenses in the current period where they were capitalized and amortized as stock issuance costs in the prior year.

Gain/Loss on Sale of Real Estate Assets

For the year ended December 31, 2012, the Company had a net gain on the including the sale of a portion of land in Rialto, the 7-Eleven property and the sale of Model Home properties of $898,220 compared to a net gain of $119,925 for the year ended December 31, 2011.

Gain on Dissolution of Partnership Interests

DAP III and Income Fund #5 has sold its last Model Homes in the period and are in the process of liquidation. The Company received $372,089 in excess of the original investment and has recognized this as income in the year ended December 31, 2012.

Gain on extinguishment of a liability

The Company had anticipated paying out the equivalent $1,032,000 in Company common stock related to earn-out provisions under the DMHU acquisition. The earn-period of three years has expired and the actual payout was $691,487 less than anticipated. The reduction in the liability recorded in March 2010 is reflected as income in the current year.

Asset Impairments

As part of our annual review of long-lived assets in accordance with generally accepted accounting principles, during the quarter ending December 31, 2012, Management obtained an appraisal of its real estate owned properties. As a result of re-zoning and declines in the market, the Company reduced the carrying value of real estate owned through foreclosure by approximately $1.3 million. In addition, the Company had placed the Waterman Plaza property up for sale and, at the time, recognized a $300,000 write-down of the net book value of the property. The Company has pulled the Waterman Plaza property off of the market in late 2012.

There were several Model Home properties that were up for sale at the end of the last two quarters where the Company estimated the realizable value of the properties to be less than the net book value. As a result, $98,000 was recognized as asset impairment charges in 2012.

In 2011 Management identified indicators of impairment related to our Model Home properties, primarily properties that were held for sale at a realizable value less than net book value and recorded an impairment of approximately $30,000 and potential losses on sales of Model Homes of $399,000.

Net Loss Available to Common Stockholders

Net loss for the year ended December 31, 2012 was $2,133,474, or $0.14 loss per share, compared to a net loss for the year ended December 31, 2011 of $2,616,903, or $0.19 loss per share. Before depreciation and non-cash asset impairment charges, net income was $4,412,524 for the year ended December 31, 2012, compared to $1,982,723 for the same period a year ago, an increase of $2,429,801, or an improvement of approximately 123%.

LIQUIDITY AND CAPITAL RESOURCES

As discussed above under Economic Environment, during 2012, there have been signs of economic improvement and stabilization in the equity markets. However, we expect the market turbulence could continue in the commercial real estate arena as mortgage financings originated over the past five to seven years mature.

We believe that as a result of the trends, new mortgage financing will continue remain less favorable in terms of loan amount to value as pre-recession days, which may negatively impact our ability to finance future acquisitions. Long-term interest rates remain relatively low by historical standards but we anticipate that interest rates will increase when the US Government stops suppressing the rates with stimulus programs. On the other hand, we believe the negative trends in the mortgage markets for smaller properties and in some geographic locations have reduced property prices and may, in certain cases, reduce competition for those properties.

Overview

We actively seek investments that are likely to produce income in order to pay distributions as well as long-term gains for our stockholders. Our future sources of liquidity include cash and cash equivalents, cash flows from operations, new mortgages on our unencumbered properties, refinancing of existing mortgages and the possible sale of additional equity securities. Our available liquidity at December 31, 2012 was approximately $19.7 million, including $10.7 million in cash and cash equivalents and an estimated borrowing capacity of approximately $9.0 million from potential mortgages on unencumbered properties. We do not have any arrangement with any financial institution to borrow any amount and therefore we cannot be certain a financial institution would loan that amount on the unencumbered properties or the timing of such borrowings. However, NetREIT, excluding the Model Home entities, was able to raise approximately $12.6 million in debt financing on properties that were previously unencumbered during 2012.

At the current time we do not have a revolving line of credit but we have been exploring the possibilities of obtaining such a line of credit. We cannot guarantee that we will be able to consummate a line of credit in the near future.

Our future capital needs include the acquisition of additional properties as we as expand our investment portfolio, pay down existing borrowings, maintain our existing properties, fund tenant improvement, pay lease commissions and the payment of a competitive distribution to our stockholders. To ensure that we are able to effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. Our short term liquidity needs include proceeds necessary to pay the debt service on existing mortgages, fund our current operating costs and fund our distribution to stockholders. Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments.

We believe that our cash flow from our existing portfolio and anticipated acquisitions when operational for the full term will be sufficient to fund the debt service costs on our existing mortgages, fund our operating costs in the near term and fund the cash portion of distribution to stockholders at the current rate. During the year ended December 31, 2012 our net cash provided by operating activities was approximately $3.9 million and our cash portion of stockholder distributions was approximately $4.2 million. In the future, if our cash flow from operating activities is not sufficient to fund our short term liquidity needs, including the payment of cash dividends at current rates to our stockholders, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness or we will reduce the rate of distribution to the stockholders.

We further believe that our cash flow from operations along with the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs. We are continually reviewing our existing portfolio for properties that have met maximized short and long term potential with the intent of selling those properties and reinvesting the proceeds in properties that have equivalent or better short term benefits and better long term potential. In October 2012, we closed the sale of our 7-Eleven property located in Escondido at a gain of approximately $534,000 with cash proceeds of approximately $1.8 million. We invested the proceeds of the sale into The Presidio office building through a 1031 exchange. We sold 35 Model Homes for an aggregate gain of approximately $260,000 and net proceeds from the sale of approximately $6.2 million. We have also identified 7 Model Home properties held for sale in the normal course of business. We expect to obtain additional mortgages and assumption of existing debt collateralized by some or all of our real property in the future to meet our long-term liquidity needs. If we are unable to arrange a line of credit, borrow on unencumbered properties, or sell securities to the public we may not be able to acquire additional properties to meet our long-term objectives.

Equity Capital

On December 31, 2011 NetREIT, Inc. terminated its ongoing private placement offering. On December 28, 2011, we issued $1.6 million of 6.3% Convertible Preferred equity in connection with the acquisition of a $14.5 million property in a DownREIT acquisition. The Company is currently in the process of exploring alternatives to raise additional equity. Our ability to access equity markets will be dependent on a number of factors including general market conditions for the REIT industry and market perception of our Company.

Debt Capital

We obtained approximately $12.6 million in 2012 from the proceeds of financing five previously unencumbered properties through mortgage notes with interest rates ranging from 4.50% to 4.95% interest rate. Further, in early 2013, the Company was able to refinance two of the largest mortgage notes outstanding. The two notes had a balance outstanding at December 31, 2012 of $18.4 million with approximately half the amount outstanding was due to mature in June 2013 and the other half maturing April 2014. The new loans are approximately $400,000 less than the balances outstanding at December 31, 2012. However, our weighted average interest rate went down from approximately 6% to 4.9% and our monthly payments have decreased from approximately $154,000 to approximately $104,000, an annual cash savings of approximately $600,000. We anticipate raising additional capital by obtaining loans on our other unencumbered properties without a material increase to our leverage percentage to the company as a whole.

However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the underwriting value of our unencumbered properties and borrowing restrictions that may be imposed by a lender.

Cash and Cash Equivalents

At December 31, 2012, we had approximately $10.7 million in cash and cash equivalents compared to approximately $4.9 million at December 31, 2011. Approximately $1 million of the cash balance is intended for capital expenditures on existing Properties and $1 million was used in February 2013 for a principal pay-down in connection with our refinancings. We intend to use the remainder of this cash for additional acquisitions, general corporate purposes and distributions to our stockholders.

Our cash and cash equivalents are held in bank accounts at third party institutions and consist of invested cash and cash in our operating accounts. During 2012 or 2011, we did not experience any loss or lack of access to our cash or cash equivalents.

Debt

As of December 31, 2012, NetREIT had mortgage notes payable in the aggregate principal amount of $77.2 million, collateralized by a total of 19 non Model Home properties with terms at issuance ranging from 3 to 30 years. The weighted-average interest rate on the mortgage notes payable as of December 31, 2012 was approximately 5.54%. Our debt to book value on these properties is approximately 59.5%. After refinancing the Port of San Diego and our Garden Gateway mortgage loans in February 2013, we do not have any significant mortgage debt balloon principal payments on our mortgage loans payable during 2013 or 2014.

As of December 31, 2012, NetREIT Dubose, and related entities, had 67 fixed-rate mortgage notes payable in the aggregate principal amount of $9.8 million, collateralized by a total of 67 Model Home properties, an average of approximately $146,000 per home. These loans generally have a term at issuance of five years. The weighted-average interest rate on these mortgage notes payable as of December 31, 2012 was 5.55%. Our debt to net book value on these properties is approximately 21%. The Company has guaranteed these promissory notes. The balloon principal payments on the notes payable are in 2015 and 2017 and are typically tied to the end of the lease and sale of the Model Home securing the debt.

As of December 31, 2012, limited partnerships that the Company has a limited partnership interest in had 25 fixed-rate mortgage note payables in the aggregate principal amount of $5.5 million, collateralized by a total of 25 Model Home properties, an average of approximately $220,000 per home. The debt to book value on these properties is approximately 58.6%. All of the free cash flow on these limited partnerships is being held or applied to the loan balances with no distribution to the partners until all homes have been sold. All of the properties will be sold at the end of the lease agreements and we believe that all properties will be sold for more than the mortgage debt balloon amount.

Despite the disruptions in the debt market discussed in “Overview” above, we have been able to refinance our significant maturing debts before scheduled maturity dates and we have not experienced any unusual difficulties financing our acquisitions.

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2012 was approximately $3.9 million compared to net cash provided by operating activities of approximately $1.3 million for the same period ended December 31, 2011. The increase of approximately $2.6 million was primarily due to an increase in net operating cash flow of our Properties of approximately $1.8 million primarily due to the acquisitions acquired during the last nine months of 2011 and a $0.8 million decrease in cash used for working capital. We anticipate that with the inclusion of the recent acquisitions and the anticipated acquisitions, the cash provided by operating activities will cover the cash portion of our distribution to stockholders in the future.

Investing Activities

Net cash used in investing activities was approximately $22.5 million during the year ended December 31, 2012, compared to $31.7 million in the same period in 2011. Net cash used in investing activities to acquire properties by NetREIT was approximately $14.8 million during the year 2012. The Company acquired the Yucca Valley Rite Aid property for $1.1 million, the Shoreline Medical building for $6.4 million and the Presidio Office building for $7.3 million. In addition the Model Home entities acquired Model Homes for $17.1 million. During 2012 the Company sold the 7-Eleven property for $1.8 million net of selling costs and the Model Home entities sold Model Homes net of selling costs for approximately $8.6 million.

During the year 2011 NetREIT acquired 4 properties for approximately $33.5 million and the Model Home entities acquired Model Homes for approximately $5.6 million. The Model Home entities sold Model Homes during 2011 for $8.5 million.

Future acquisitions by the Company will depend on proceeds from sale of existing properties and funds available from cash on hand and the sale of equity securities. Future acquisitions by the Model Home entities will depend on cash available on hand, proceeds from the sale of Model Homes as the leases expire, the sale of NetREIT Dubose common shares via its private placement and additional funds raised through limited partnerships or other activities.

Financing Activities

Net cash provided by financing activities in 2012 of approximately $24.5 million which was less than the net cash provided by financing activities in 2011 by approximately $3.0 million. During 2012, the Company did not have proceeds from the sale of common stock compared to the $14.0 million in net proceeds raised in 2011. This was the result of our terminating the private placement offering effective December 31, 2011. Offsetting that source of cash in 2012, we placed mortgages of $12.4 million on properties that were unencumbered at the beginning of the year and, in addition, contributions received from non-controlling interests in excess of distributions paid increased by approximately $1.7 million for the year ended December 31, 2012 over the same period in 2011. In 2012 we generated $2.2 million less proceeds in mortgages from property acquisitions and we paid out approximately $0.7 more in distributions to stockholders.

We do not anticipate the distributions from investments in real estate partnerships to be as high as last year. We could place mortgages on our three unencumbered properties in the future. These properties have an estimated market value of approximately $12.0 million giving us approximately $9.0 million in borrowing capacity. We anticipate acquiring properties by assuming existing loans or obtaining new mortgage loans and with cash available from operations or the sale of existing properties. We are pursuing other sources of capital, either through a line of credit facility and the possible sale of additional equity securities to provide resources to pursue future acquisitions.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and interest payments on our fixed and variable rate debt at December 31, 2012 and provides information about the minimum commitments due in connection with our ground lease obligation. Our secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of such debt becoming immediately due and payable.

We are in compliance with all conditions and covenants of our loans.

	Less than			More than
	a year	1-3 Years	3-5 Years	5 Years
	2013	(2014-2015)	(2016-2017)	(After 2017)	Total

Principal payments - secured debt	$1,889,054	$21,741,842	$11,572,953	$42,018,023	$77,221,872
Interest payments - fixed rate debt	3,681,818	7,009,515	3,111,048	13,197,230	26,999,611
Interest payments - variable rate debt	551,047	243,609	800,775	609,714	2,205,145
Model home properties - secured debt	979,903	4,469,975	2,117,593	7,691,020	15,258,491
Model home properties - interest payments	780,274	1,377,829	884,470	-	3,042,573
Ground lease obligation (1)	21,910	43,820	43,820	1,249,310	1,358,860
	$7,904,006	$34,886,590	$18,530,659	$64,765,297	$126,086,552
__________
Maturity schedule reflects the refinancing of the Port of San Diego and Garden Gateway loans refinanced in February 2013.
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

Non-GAAP Supplemental Financial Measure: Funds From Operations (“FFO”)

Management believes that FFO is a useful supplemental measure of our operating performance. We compute FFO using the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss) in accordance with GAAP, plus depreciation and amortization of real estate assets (excluding amortization of deferred financing costs and depreciation of non-real estate assets) reduced by gains and losses from sales of depreciable operating property and extraordinary items, as defined by GAAP. Other REITs may use different methodologies for calculating FFO and, accordingly, our FFO may not be comparable to other REITs. Because FFO excludes depreciation and amortization, gains and losses from property dispositions that are available for distribution to stockholders and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, Management believes that FFO provides useful information to the investment community about our financial performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs. However, FFO should not be viewed as an alternative measure of our operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties which are significant economic costs and could materially impact our results from operations.

The following table presents our FFO for the years ended December 31, 2012 and 2011. FFO should not be considered an alternative to net income (loss), as an indication of our performance, nor is FFO indicative of funds available to fund our cash needs or our ability to make distributions to our stockholders. In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of debt, each of which may impact the amount of cash available for distribution to our stockholders.

	Year Ended December 31,
	2012	2011
Net loss	$(2,133,474)	$(2,616,903)
Adjustments:
Income attributable to noncontrolling interests	(497,712)	(354,895)
Depreciation and amortization	5,168,682	4,219,950
Asset impairments	1,676,531	429,000
Gain on dissolution of partnership interests	(372,089)	-
(Gain) on sale of real estate assets	(898,220)	(119,925)
Funds from Operations	$2,943,718	$1,557,227

FFO increased in the year ended December 31, 2012 by $1,386,491, or 89.0%, to 2,943,718 compared to 1,557,227 for the same period in 2011. The increase in FFO is due to the increase in the Company’s real estate portfolio and improving performance at some of the existing properties.

On a GAAP basis, cash flow provided by operating activities was $3,878,056 and $1,314,595 for the years ended December 31, 2012 and 2011, respectively.

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

The following table presents our MFFO for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011
Funds from operations	$2,943,718	$1,557,227
Adjustments:
Straight line rent adjustment	(339,148)	(395,376)
Above and below market rents	446,522	295,248
Lease commission amortization	225,265	147,396
Finance charge amortization	191,852	137,102
Acquisition costs	109,861	156,859
Modified Funds from Operations	$3,578,070	$1,898,456

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our Management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Stockholders is presently scheduled to be held on June 7, 2013.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed. The following documents are filed as part of this report:

(1) Financial Statements. The following reports of Squar, Milner, Peterson, Miranda & Williamson, LLP and financial statements:

●	Report of Squar, Milner, Peterson, Miranda & Williamson, LLP, Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2012 and 2011

●	Consolidated Statements of Operations for the years ended December 31, 2012 and 2011

●	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012 and 2011

●	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

●	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

Financial statement schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(3) Exhibits. See subsection (b) below.

(b) Exhibits.

An Index to the Exhibits as filed as part of this Form 10-K is set forth below:

Exhibit
Number	Description
2.01	Plan and Agreement of Merger, by and between NetREIT, Inc., a Maryland corporation, and NetREIT, a California corporation, dated as of July 30, 2010. (A)
2.1	Agreement of Purchase & Sale, between NetREIT, Inc. and Mullrock 3 Murphy Canyon, LLC, dated as of July 12, 2010. (B)
3.01	Articles of Amendment and Restatement of the Articles of Incorporation of NetREIT, dated as of July 30, 2010. (A)
3.02	Amended and Restated Bylaws of NetREIT, Inc. (A)
3.03	Articles of Merger filed with the Maryland State Department of Assessments and Taxation and the California Secretary of State on August 4, 2010. (A)
3.1	Articles of Incorporation filed January 28, 1999 (C)
3.2	Certificate of Determination of Series AA Preferred Stock filed April 4, 2005 (C)
3.3	Bylaws of NetREIT (C)
3.4	Audit Committee Charter (C)
3.5	Compensation and Benefits Committee Charter (C)
3.6	Nominating and Corporate Governance Committee Charter (C)
3.7	Principles of Corporate Governance of NetREIT (C)
4.1	Form of Common Stock Certificate (C)
4.2	Form of Series AA Preferred Stock Certificate (C)
4.3	Registration Rights Agreement 2005 (C)
4.4	Registration Rights Agreement 2007 (C)
10.1	1999 Flexible Incentive Plan (D)
10.2	NetREIT Dividend Reinvestment Plan (C)
10.3	Form of Property Management Agreement (C)
10.4	Option Agreement to acquire CHG Properties (C)
10.5	Employment Agreement as of April 20, 1999 by and between the Company and Jack K. Heilbron (E)
10.6	Employment Agreement as of April 20, 1999 by and between the Company and Kenneth W. Elsberry (E)
10.7	Lease Agreement by and between Philip Elghanian and DVA Healthcare Renal Care, Inc. dated February 6, 2009 (1)
10.8	Assignment and Assumption of Lease by and between Philip Elghanian and Fontana Medical Plaza, LLC. and Fontana Medical Plaza, LLC. dated February 19, 2009 (2)
10.9	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate between Philip Elghanian and Hovic Perian and Rima Perian dated September 8, 2008. (3)
10.10	Assignment and Assumption of Purchase Agreement Philip Elghanian and Fontana Medical Plaza, LLC. dated February 19, 2009 (4)
10.11	Additional and/OR Amendment to Escrow Instructions between Fontana Medical Plaza, LLC and Hovic Perian and Rima Perian dated February 18, 2009 (5)
10.12	Buyer Final Closing Statement dated February 20, 2009 (6)
10.13	Loan Assumption and Security Agreement, and Note Modification Agreement (7)
10.14	Promissory Note (8)
10.15	Loan Agreement by and Between Jackson National Life Insurance Company and NetREIT Inc. (F)

10.16	Fixed Rate Promissory Note Between Jackson National Life Insurance Company and NetREIT Inc. (F)
10.17	Employment Agreement for Mr. Heilbron Effective as of January 1, 2011. (9)
10.18	Employment Agreement for Mr. Elsberry Effective as of January 1, 2011. (10)
10.19	Employment Agreement for Mr. Dubose Effective as of January 1, 2011. (11)
10.20	Purchase & Sale Agreement and Joint Escrow Instructions to acquire Dakota Bank Building (12)
10.21	Promissory Note - Dakota Bank Buildings (13)
10.22	Mortgage, Security Agreement and Fixture Financing Statement - Dakota Bank Buildings (14)
10.23	Partnership Contribution Agreement - Port of San Diego Complex (15)
10.24	First Amended and Restated NetREIT National City Partners, LP Partnership Agreement (16)
10.25	Assumption Agreement - NetREIT National City Partners, LP (17)
10.26	Promissory Note - NetREIT National City Partners, LP (18)
10.27	Deed of Trust - NetREIT National City Partners, LP (19)
10.29	Loan Agreement by and between Barclay's Bank, as lender and the Company (20)
10.30	Agreement and Plan of Merger between the Company and C I Holding Group, Inc. (21)
10.31	NetREIT National City Partners LP Promissory Note (22)
10.32	NetREIT National City Partners LP Deed of Trust (23)
10.33	NetREIT National City Partners LP Promissory Note (24)
10.34	NetREIT National City Partners LP Deed of Trust (25)
21.1	Subsidiaries of the Registrant *
23.1	Consent of Independent Registered Public Accounting Firm *
31.1
Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011. *

31.2
Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011. *

31.3
Certification of the Company’s Vice President Finance (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011. *

32.1
Certification of principal Chief Executive Officer, Chief Financial Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	Instance Document @
101.SCH	XBRL Taxonomy Extension Schema Document @
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document @
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document @
101.LAB	XBRL Taxonomy Extension Label Linkbase Document @
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document @

_____________________
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
15 Originally filed as Exhibit 10.21 on Form 8-K filed September 12, 2012.
16 Originally filed as Exhibit 10.25 on Form 8-K filed December 30, 2011.
17 Originally filed as Exhibit 10.26 on Form 8-K filed December 30, 2011.
18 Originally filed as Exhibit 10.27 on Form 8-K filed December 30, 2011.
19 Originally filed as Exhibit 10.28 on Form 8-K filed December 30, 2011.
20 Originally filed as Exhibit 10.29 on Form 8-K filed November 28, 2012.
21 Originally filed as Exhibit 10.30 on Form 8-K filed February 6, 2013.
22 Originally filed as Exhibit 10.31 on Form 8-K filed March 5, 2013.
23 Originally filed as Exhibit 10.32 on Form 8-K filed March 5, 2013.
24 Originally filed as Exhibit 10.33 on Form 8-K filed March 5, 2013.
24 Originally filed as Exhibit 10.34 on Form 8-K filed March 5, 2013.
* FILED HEREWITH
@ To be filed on or before April 1, 2013.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack K. Heilbron	Director, Chairman of the Board and Chief Executive Officer	March 28, 2013
Jack K. Heilbron	(Principal Executive Officer)

/s/ Kenneth W. Elsberry	Director, Chief Financial Officer	March 28, 2013
Kenneth W. Elsberry

/s/ J. Bradford Hanson	Vice President Finance	March 28, 2013
J. Bradford Hanson	(Principal Financial and Accounting Officer)

/s/ Larry G. Dubose	Director, Executive Vice President – Model Homes Division	March 28, 2013
Larry G. Dubose

/s/ David T. Bruen	Director	March 28, 2013
David T. Bruen

/s/ Sumner J. Rollings	Director	March 28, 2013
Sumner J. Rollings

/s/ Thomas E. Schwartz	Director	March 28, 2013
Thomas E. Schwartz

/s/ Bruce A. Staller	Director	March 28, 2013
Bruce A. Staller

/s/ William H. Allen	Director	March 28, 2013
William H. Allen

/s/ Shirley Y. Bullard	Director	March 28, 2013
Shirley Y. Bullard

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of NetREIT, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of NetREIT, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetREIT, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
San Diego, California
March 28, 2013

NetREIT, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011

ASSETS
Real estate assets and lease intangibles, net	$165,638,719	$147,754,887
Mortgages receivable and interest	920,216	1,032,082
Cash and cash equivalents	10,746,536	4,872,081
Restricted cash	1,113,123	966,687
Other real estate owned	900,000	2,178,531
Other assets, net	5,813,399	4,847,663

TOTAL ASSETS	$185,131,993	$161,651,931

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage notes payable	$92,480,363	$65,929,797
Accounts payable and accrued liabilities	4,126,771	4,001,055
Dividends payable	1,142,191	1,008,699
Total liabilities	97,749,325	70,939,551

Commitments and contingencies

Stockholders' equity:
Convertible series AA preferred stock, $0.01 par value, $25 liquidating preference, shares authorized: 1,000,000; no shares issued and outstanding
at December 31, 2012 and December 31, 2011, respectively	—	—
Convertible series 6.3% preferred stock, $0.01 par value, $1,000 liquidating preference, shares authorized: 10,000; 1,649 shares issued and outstanding
at December 31, 2012 and December 31, 2011, respectively	16	16
Common stock series A, $0.01 par value, shares authorized: 100,000,000;
15,767,418 and 15,287,998 shares issued and outstanding
at December 31, 2012 and December 31, 2011, respectively	157,674	152,881
Common stock series B, $0.01 par value, shares authorized: 1,000; no shares
issued and outstanding at December 31, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	134,884,312	130,416,731
Dividends in excess of accumulated losses	(58,337,457)	(47,777,886)
Total stockholders' equity before noncontrolling interest	76,704,545	82,791,742
Noncontrolling interest	10,678,123	7,920,638
Total stockholders' equity	87,382,668	90,712,380

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$185,131,993	$161,651,931

See Notes to Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries
Consolidated Statements of Operations
See Notes to Consolidated Financial Statements

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011

Rental income	$16,970,747	$13,504,489
Fee and other income	698,220	572,616
	17,668,967	14,077,105

Costs and expenses:
Rental operating costs	5,554,937	4,944,010
General and administrative	4,752,459	3,846,177
Depreciation and amortization	4,869,467	4,170,626
Asset impairments	1,676,531	429,000
Total costs and expenses	16,853,394	13,389,813

Income from operations	815,573	687,292

Other income (expense):
Interest expense	(4,493,558)	(3,194,887)
Interest income	80,427	125,662
Gain on sale of real estate	898,220	119,925
Gain on extinguishment of a liability	691,487	—
Gain on dissolution of partnership interests	372,089	—
Total other expense, net	(2,451,335)	(2,949,300)

Loss from continuing operations	(1,635,762)	(2,262,008)

Income attributable to noncontrolling interests	497,712	354,895

Net loss	$(2,133,474)	$(2,616,903)

Basic and diluted loss per common share:
Loss per share - basic and diluted	$(0.14)	$(0.19)

Weighted average number of common
shares outstanding - basic and diluted (1)	15,479,474	13,678,716

(1) Data is adjusted for a 5% stock dividend declared in December 2011.

See Notes to Consolidated Financial Statements".

NetREIT, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2012 and 2011

	Convertible				Addit-	Dividends	Total
	Series 6.3%				ional	In Excess of	NetREIT, Inc	Non-cont-
	Preferred Stock		Common Stock		Paid-in	Accumlated	Stockholders’	rolling
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Total
Balance, December 31,
2010	—	$—	12,429,878	$124,298	$104,462,606	$(31,304,801)	$73,282,103	$6,473,172	$79,755,275

Net loss						(2,616,903)	(2,616,903)	354,895	(2,262,008)
Sale of common stock			1,727,612	17,276	17,221,866		17,239,142		17,239,142
Stock issuance costs					(2,990,744)		(2,990,744)		(2,990,744)
Repurchase of common stock			(39,004)	(390)	(301,685)		(302,075)		(302,075)
Repurchase of common stock -
related parties			(9,560)	(95)	(82,425)		(82,520)		(82,520)
Dividends paid/reinvested			301,997	3,020	2,864,221	(5,632,711)	(2,765,470)		(2,765,470)
Dividends (declared)/reinvested			106,904	1,069	1,018,555	(2,028,323)	(1,008,699)		(1,008,699)
Issuance of vested restricted stock			49,805	499	387,143		387,642		387,642
Contributed capital less
distributions of
noncontrolling interests								1,092,571	1,092,571
Stock dividend paid			720,366	7,204	6,187,944	(6,195,148)	—
Preferred stock issued to
NetREIT National City Partners, LP	1,649	16			1,649,250		1,649,266		1,649,266

Balance, December 31,
2011	1,649	$16	15,287,998	$152,881	$130,416,731	$(47,777,886)	$82,791,742	$7,920,638	$90,712,380

Net (loss) income						(2,133,474)	(2,133,474)	497,712	(1,635,762)
Conversion of partnership
interests to
common stock			17,060	171	143,734		143,905	(143,905)	—
Repurchase of common
stock - related parties			(17,060)	(171)	(143,734)		(143,905)		(143,905)
Repurchase of common
stock			(1,955)	(20)	(15,640)		(15,660)		(15,660)
Dividends paid			319,673	3,196	3,032,999	(6,297,986)	(3,261,791)		(3,261,791)
Dividends declared			104,124	1,040	984,880	(2,128,111)	(1,142,191)		(1,142,191)
Issuance of
vested restricted stock			57,577	577	484,237		484,814		484,814
Contributions received from
noncontrolling interests
net of distributions paid								2,403,678	2,403,678
Stock issuance costs					(18,895)		(18,895)		(18,895)

Balance, December 31,
2012	1,649	$16	15,767,417	$157,674	$134,884,312	$(58,337,457)	$76,704,545	$10,678,123	$87,382,668

See notes to consolidated financial statements.

NetREIT, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,133,474)	$(2,616,903)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	5,168,682	4,219,950
Stock compensation	484,814	387,642
Gain on extinguishment of a liability	(691,487)	—
Gain on dissolution of partnership interests	(372,089)	—
Gain on sale of real estate assets	(898,220)	(119,925)
Bad debt expense	83,280	66,609
Asset impairments	1,676,531	429,000
Income attributable to noncontrolling interests	497,712	354,895
Other assets	(754,896)	(1,908,519)
Accounts payable and accrued liabilities	817,203	501,846
Net cash provided by operating activities	3,878,056	1,314,595

Cash flows from investing activities:
Real estate acquisitions	(31,888,295)	(37,780,414)
Building and tenant improvements	(1,029,816)	(1,212,196)
Investment in Model Home limited partnerships	—	(442,825)
Proceeds received sale of real estate assets	10,443,786	8,547,290
Net repayments (purchase) of notes receivable	111,866	(111,865)
Restricted cash	(146,436)	(667,645)
Net cash used in investing activities	(22,508,895)	(31,667,655)

Cash flows from financing activities:
Proceeds from mortgage notes payable	32,146,471	29,647,255
Repayment of mortgage notes payable	(5,595,905)	(13,343,466)
Net proceeds from issuance of common stock	—	14,248,398
Repurchase of common stock	(15,660)	(302,075)
Repurchase of common stock - related parties	(143,905)	(82,520)
Deferred stock issuance costs	—	228,640
Stock issuance costs	(18,895)	—
Contributions received from noncontrolling interests
in excess of distributions paid	2,403,678	748,225
Dividends paid	(4,270,490)	(3,582,252)
Net cash provided by financing activities	24,505,294	27,562,205

Net increase (decrease) in cash and cash equivalents	5,874,455	(2,790,855)

Cash and cash equivalents:
Beginning of year	4,872,081	7,028,090

Additions to cash from investments in model home limited partnerships	—	634,846

End of period	$10,746,536	$4,872,081

Supplemental disclosure of cash flow information:
Interest paid	$4,428,869	$2,444,793

Non-cash financing activities:
Conversion of partnership interests into common stock	$143,905	$—
Reinvestment of cash dividend	$4,022,115	$3,886,865
Accrual of dividends payable	$1,142,191	$1,008,699
Preferred stock issued for partnership interest	$—	$1,649,266

See Notes to Consolidated Financial Statements.

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

The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, retail, self-storage and residential properties located in the western United States. As of December 31, 2012, including properties held for sale, the Company owned or had an equity interest in eleven office buildings and one industrial building (“Office Properties”) which total approximately 786,000 rentable square feet, four retail shopping centers (“Retail Properties”) which total approximately 186,000 rentable square feet, six self-storage facilities (“Self-Storage Properties”) which total approximately 581,000 rentable square feet, one 39 unit apartment building and 92 Model Homes owned by four limited partnerships (“Residential Properties”).

The Company is the sole General Partner in five limited partnerships (NetREIT 01 LP, NetREIT Palm Self-Storage LP, NetREIT Casa Grande LP, NetREIT Garden Gateway LP and NetREIT National City Partners, LP) and is the sole Managing Member in one limited liability company (Fontana Medical Plaza, LLC) all with ownership in real estate income producing properties. In addition, the Company is a limited partner in six partnerships that purchase and leaseback model homes from developers (Dubose Acquisition Partners II and III or “DAP II” and “DAP III” “Dubose Model Home Income Fund #3, LTD.,” “Dubose Model Home Income Fund #4, LTD.,” “Dubose Model Home Income Fund #5, LTD.,” “Dubose Model Home Investors Fund #113, LP,” “Dubose Model Home Investors #201, LP,” and “NetREIT Dubose Model Home REIT, LP”). We refer to these entities collectively, as the “Partnerships”. During 2012, DAP III, Dubose Model Home Income Fund #3, Dubose Model Home Income Fund #4 and Dubose Model Home Income Fund #5 sold all their model home assets. DAP III and Dubose Model Home Income Fund #5 were dissolved before the end of 2012. Dubose Model Home Income Fund #3 and Dubose Model Home Income Fund #4 each has an investment in DAP II, its one remaining asset. Dubose Model Home Investors Fund #113, LP has one model home remaining as of December 31, 2012. The limited partnerships have been consolidated into the financial statements of the Company in accordance with guidelines attributable to variable interest entities.

In March 2010, the Company purchased certain tangible and intangible personal property from Dubose Model Homes USA (“DMHU”), including rights to certain names, trademarks and trade secrets, title to certain business equipment, furnishings and related personal property used in its previous business of purchasing model homes for investment in new residential housing tracts and initially leasing the model homes back to their developer. In addition, the Company also acquired DMHU’s rights under certain contracts, including, at acquisition, contracts to provide management services to 19 limited partnerships sponsored by DMHU and for which a DMHU affiliate serves as general partner (the “Model Home Partnerships”). These partnerships included DAP II and DAP III of which the Company was a 51% limited partner in each at the time of the acquisition. The Company paid the owners of DMHU $300,000 cash and agreed to issue up to 120,000 shares of the Company’s common stock, depending on the levels of production the Company achieves from its newly formed Model Home REIT over the next three years. The Company also agreed to employ three former DMHU employees. As Mr. Dubose is a Company director and was the founder, former president and principal owner of DMHU and certain of its affiliates, this transaction was completed in compliance with the Company’s Board’s Related Party Transaction Policy. The transaction has been accounted for as a business combination. Management performed an analysis of intangible assets acquired with the assistance of an independent valuation specialist and it was determined that $209,000 of the purchase price is attributable to customer relationships which will be amortized over 10 years. The Company estimated a liability of $1,032,000 associated with the 120,000 shares that would be issuable under the earn-out. The actual earn-out resulted in 39,595 shares issued or to be issued as of December 31, 2012. As a result of this acquisition, total goodwill of $1,123,000 was recorded. The value of the shares issued and issuable, valued at $8.60 per share, is approximately $341,000, resulting in a reversal of a liability of approximately $691,000. The Company’s investment in DAP II and DAP III have been consolidated in the accompanying financial statements of NetREIT since March 1, 2010.

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

NetREIT Dubose is authorized to issue up to 25 million shares of $0.01 shares of stock. Of these authorized shares, 20 million are common stock and 5 million are preferred stock. The Company capitalized NetREIT Dubose with $1.2 million cash in exchange for a convertible promissory note, which was converted to NetREIT Dubose common stock on September 30, 2010. NetREIT Dubose has also commenced raising outside investor capital through a Private Placement Memorandum (“PPM”). NetREIT Dubose intends to sell 1 million shares of its common stock at $10.00 per share, or $10 million under the initial offering. The Company also has the option to increase the maximum offering amount to 2 million shares or $20 million. Through December 31, 2012, NetREIT Dubose has raised approximately $3.8 million from outside investors. As of December 31, 2012, there were approximately 786,000 shares outstanding of which approximately 463,000 have been issued to parties other than NetREIT, Inc. However, NetREIT Dubose is consolidated into the financial statements of the Company in accordance with guidelines attributable to variable interest entities.

NetREIT Advisors, LLC also provides management services to one remaining Model Home Partnership, pursuant to rights under the management contracts assigned to it by DMHU. This partnership is in the process of liquidating assets towards an end of life. For these services, NetREIT Advisors, LLC receives ongoing management fees and has the right to receive certain other fees when the respective partnership sells or otherwise disposes of its properties.

In September 2010, the Company commenced three tender offers for the purchase of outstanding limited partnerships units of Dubose Model Home Income Funds #3, 4 & 5. The offerings closed effective November 30, 2010. As a result of the Company acquiring control of these three limited partnerships, their financial statements have been included in the consolidated financial statements of the Company beginning in December 2010. Income Fund #5 sold its last model home in 2012 and the partnership was liquidated. Income Funds #3 and #4 have also sold all of its model homes by the end of 2012. These two funds only remaining asset is a minority ownership of DAP II.

In August 2011, the Company formed Dubose Advisors, LLC (“Dubose Advisors”) a wholly-owned Delaware limited liability company, and sponsored the formation of Dubose Model Home Investors #201, LP. (“201 Partnership”), a California limited partnership. Dubose Advisors is the sole general partner and advisor to the 201 partnership. The 201 Partnership invests in Model Homes it purchases from developers in transactions whereby the developer leases back the Model Home under a short term lease, typically one to three years in length similar to NetREIT Dubose. The Company has initially invested $250,000 to capitalize the 201 Partnership and has commenced raising $3,000,000 in outside investor capital through the sale of 60 limited partner units at $50,000 per unit. As of December 31, 2012, the 201 Partnership has raised the maximum $3.0 million from outside investors.

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

The Company has determined that the entities described above, where it owns less than 100%, meets the tests to be considered variable interest entities (“VIE’s”), as defined and, as a result all of these entities have been consolidated into the consolidated financial statements of the Company from the point that it was determined to be VIE. In addition, the Company believes that it has significant control of these limited partnerships and directs the significant activities of the limited partnerships through NetREIT, the Parent Company.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of NetREIT and its subsidiaries, Fontana Medical Plaza, LLC (“FMP”), NetREIT 01 LP Partnership, NetREIT Casa Grande LP Partnership, NetREIT Palm Self-Storage LP Partnership, NetREIT Garden Gateway, LP and Dubose Acquisition Partners II (collectively “the Partnerships”) NetREIT Advisors, LLC (“Advisors”), NetREIT Dubose Model Home REIT, Inc. and its subsidiary, NetREIT Dubose Model Home LP, Dubose Advisors LLC, Model Home Income Funds 3, 4, 113 LTD and Dubose Model Home Investors #201 LP (collectively, the “Income Funds”) and NetREIT National City Partners, LP. As used herein, the “Company” refers to NetREIT, FMP, Advisors and the Partnerships, Income Funds, and the NetREIT National City Partners, LP, collectively. Dubose Acquisition Partners III and Model Home Income Fund 5 had operations in 2012 although they sold all of their assets and liquidated before the end of the year. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company classifies the noncontrolling interests in FMP, the Partnerships, and the Income Funds as part of consolidated net loss in 2012 and 2011 and includes the accumulated amount of noncontrolling interests as part of stockholders’ equity from the Partnerships inception in 2009 and 2010, the effective date that the Company assumed significant control of DAP II and III in February 2010, the Income Funds acquisitions in November 2010 and November 2011 as well as NetREIT National City Partners, LP in December 2011. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interest will be remeasured with the gain or loss reported in the statement of operations. Management has evaluated the noncontrolling interests and determined that they do not contain any redemption features.

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

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the years ended December 31, 2012 and 2011, because of net losses, all distributions were considered return of capital to the stockholders and therefore non-taxable.

The Company believes that it has met all of the REIT distribution and technical requirements for the years ended December 31, 2012 and 2011, respectively.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties for tax positions by any major tax jurisdictions.

Stock Dividend. In September 2011, the Board of Directors declared a 5% dividend payable in Company common to stockholders of record on December 2, 2011. The shares were issued in December 2011. All loss per share calculations are based on adjusted shares for the stock dividend as if the shares were issued at the beginning of the first period presented.

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

The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) Management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in real estate assets and lease intangibles, net in the accompanying balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below market rents resulted in a net reduction in rental income of approximately $446,000 and $295,000 for the years ended December 31, 2012 and 2011, respectively.

The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $604,000 and $451,000 for years ended December 31, 2012 and 2011, respectively.

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

As of December 31, 2012, Management has concluded that there are 7 Model Home properties aggregating approximately $1.6 million which are considered as held for sale and are included in real estate assets. These homes have mortgage notes payable of approximately $0.8 million. Management has also estimated that, of the homes held for sale, 2 home sales would result in a loss of approximately $54,000 and has recorded the estimated loss included in asset impairment in the accompanying statement of operations for the year ended December 31, 2012. In addition, the Company has listed for sale its Casa Grande apartments in Cheyenne, WY. As of December 31, 2012, the net book value of Casa Grande is approximately $1.4 million with a mortgage note payable balance of approximately $1.0 million.

Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the years ended December 31, 2012 and 2011, was $4.0 million and $3.6 million, respectively.

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

The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Based on the review, no impairment was deemed to exist at December 31, 2012 and 2011.

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2012 and 2011.

Impairment. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. In the quarter ended September 30, 2012, the Company determined that an impairment existed in its Waterman Plaza property and, as a result, recorded an asset impairment of $300,000. The Company also determined that its “other” real estate owned, acquired through foreclosure in 2009, had declined in value and recorded an impairment charge of approximately $1.3 million in December 2012. For the year ended December 31, 2011 the Company determined that an impairment existed with respect to its Model Home properties not held for sale and, as a result, recorded an asset impairment of $30,000.

Provision for Mortgage Loan Losses. Accounting policies require the Company to maintain an allowance for estimated credit losses with respect to mortgage loans it has made based upon its evaluation of known and inherent risks associated with the mortgage loans it has made in the past. Management reflects provisions for loan losses based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates. There have been no provisions for loan losses at December 31, 2012 and 2011.

Cash and Cash Equivalents. The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. At December 31, 2012, the Company had approximately $8.6 million in deposits in financial institutions that were above the federally insurable limits.

Restricted Cash. Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are primarily for escrow funds for payment of property taxes.

Tenant Receivables. The Company periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company maintains an allowance for deferred rent receivable that arises from straight-lining of rents. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates. At December 31, 2012 and 2011, the balance of allowance for possible uncollectible tenant receivables included in other assets, net was $69,000 and $124,000, respectively.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If Management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At December 31, 2012 and 2011, the Company had net deferred leasing costs of approximately $1,059,000 and $843,000, respectively, which are included in other assets, net in the accompanying consolidated balance sheets. Total amortization expense for the year ended December 31, 2012 and 2011 was approximately $204,000 and $126,000, respectively.

Deferred Financing Costs. Costs incurred, including legal fees, origination fees, and administrative fees, in connection with debt financing are capitalized as deferred financing costs and are amortized using the straight-line method, which approximates the effective interest method, over the contractual term of the respective loans. At December 31, 2012 and 2011, deferred financing costs were approximately $1,065,000 and $554,000, respectively, which are included in other assets, net in the accompanying consolidated balance sheets. Total amortization expense for the year ended December 31, 2012 and 2011 was approximately $192,000 and $137,000, respectively. Amortization of deferred financing costs is included in interest expense in the accompanying consolidated statements of operations.

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

Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and includes in rental income, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable, included in other assets, in the accompanying consolidated balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. As of December 31, 2012 and 2011, deferred rent receivable totaled approximately $1,054,400 and $756,900, respectively. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of December 31, 2012 and 2011.

Interest income on mortgages receivable is accrued as it is earned. The Company stops accruing interest income on a loan if it is past due for more than 90 days or there is doubt regarding collectability of the loan principal and/or accrued interest receivable.

Loss Per Common Share. Basic loss per common share (“Basic EPS”) is computed by dividing net loss available to common stockholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Diluted loss per common share (“Diluted EPS”) is similar to the computation of Basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net earnings per share.

The following is a reconciliation of the denominator of the basic loss per common share computation to the denominator of the diluted loss per common share computations, for the years ended December 31:

	Year Ended
	December 31,
	2012	2011
Weighted average shares used for Basic EPS	15,479,474	13,027,349

Add:
5% stock dividend issued in December 2011	—	651,367
Shares used for basic EPS	15,479,474	13,678,716

Effect of dilutive securities:

Adjusted weighted average shares used for diluted EPS	15,479,474	13,678,716
____________
Weighted average shares from share based compensation, shares from conversion of NetREIT 01 LP Partnership, Casa Grande LP Partnership, NetREIT Palm Self-Storage LP Partnership, NetREIT Garden Gateway LP Partnership, NetREIT National City Partners LP Partnership and shares from stock purchase warrants with respect to a total of 1,307,649 shares of common stock for the year ended December 31, 2012 and 1,373,372 shares of common stock for the year ended December 31, 2011, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

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

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. The Company’s cash equivalents, mortgage notes receivable, accounts receivable and payables and accrued liabilities all approximate fair value due to their short term nature. Management believes that the recorded and fair value of notes payable are approximately the same as of December 31, 2012 and 2011.

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

Square Footage, Occupancy and Other Measures. Square footage, occupancy and other measures used to describe real estate and real estate-related investments included in the Notes to Consolidated Financial Statements are presented on an unaudited basis.

Recently Issued Accounting Standards Updates. In October 2012, the FASB issued Accounting Standards Update 2012-04, Technical Corrections and Improvements ("ASU 2012-04"), which makes certain technical corrections and “conforming fair value amendments” to the FASB Accounting Standards Codification. The amendments affect various Codification topics and apply to all reporting entities within the scope of those topics. These provisions of the amendment are effective upon issuance, except for amendments that are subject to transition guidance, which will be effective for fiscal periods beginning after December 15, 2012. The provisions of ASU 2012-04 are not expected to have a material impact on our consolidated financial statements.

Effective January 1, 2012, we adopted the provisions of ASU No. 2011-04, Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which amended ASC Topic 820, Fair Value Measurement. The objective of this guidance is to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. The guidance also requires expanded fair value disclosures related to Level 3 financial instruments and Level 3 financial instrument transfers. The guidance does not require any new fair value measurements. The adoption of this guidance did not have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

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

3. REAL ESTATE ASSETS AND LEASE INTANGIBLES

A summary of the properties owned by the Company as of December 31, 2012 is as follows:

					Real estate
	Date		Square	Property	assets, net
Property Name	Acquired	Location	Footage	Description	(in thousands)
Casa Grande Apartments	April 1999	Cheyenne, Wyoming	29,250	Residential	$1,381.4
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	5,262.9
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	115,052	Office	12,507.2
World Plaza	September 2007	San Bernardino, California	55,098	Retail	6,852.5
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	1,977.6
Sparky’s Palm Self-Storage	November 2007	Highland, California	50,250	Self-Storage	4,486.8
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self-Storage	6,983.5
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	8,544.2
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,280.3
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,430.2
Morena Office Center	January 2009	San Diego, California	26,784	Office	5,887.0
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	2,052.5
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,335.1
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self-Storage	5,688.7
Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self-Storage	2,693.6
Sparky’s Rialto Self-Storage	May 2010	Rialto, California	101,343	Self-Storage	4,882.0
Genesis Plaza	August 2010	San Diego, California	57,685	Office	9,161.5
Dakota Bank Buildings	May 2011	Fargo, North Dakota	119,749	Office	8,732.6
Yucca Valley Retail Center	September 2011	Yucca Valley, California	103,596	Retail	7,503.1
Sparky’s Sunrise Self-Storage	December 2011	Hesperia, California	93,851	Self-Storage	2,195.8
Port of San Diego Complex	December 2011	San Diego, California	146,700	Industrial	14,275.1
Shoreline Medical Building	May 2012	Half Moon Bay, California	15,335	Office	6,269.6
The Presidio	November 2012	Aurora, Colorado	80,800	Office	7,237.8

NetREIT, Inc properties					137,621.0
			Homes
Model Home properties	Various in	CA, AZ, WA, TX, SC,
held in limited partnerships	2009-2012	NC and NJ	74	Residential	21,552.2

Model Home properties	Various in
held in income and investment funds	2003-2008,
	2010 & 2011	CA, AZ, TX, SC, PA, NJ	18	Residential	6,465.5

Model Home properties					28,017.7

		Total real estate assets and lease intangibles, net			$165,638.7

A summary of the properties owned by the Company as of December 31, 2011 is as follows:

					Real estate
	Date		Square	Property	assets, net
Property Name	Acquired	Location	Footage	Description	(in thousands)
Casa Grande Apartments	April 1999	Cheyenne, Wyoming	29,250	Residential	$1,428.5
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	5,399.5
7-Eleven	September 2006	Escondido, California	3,000	Retail	1,282.4
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	115,052	Office	13,008.6
World Plaza	September 2007	San Bernardino, California	55,098	Retail	6,933.7
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	2,027.6
Sparky’s Palm Self-Storage	November 2007	Highland, California	50,250	Self-Storage	4,598.9
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self-Storage	7,155.8
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	8,710.1
Waterman Plaza	August 2008	San Bernardino, California	21,100	Retail	6,716.3
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,536.2
Morena Office Center	January 2009	San Diego, California	26,784	Office	5,918.8
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	2,118.4
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,407.3
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self-Storage	5,832.4
Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self-Storage	2,724.8
Sparky’s Rialto Self-Storage	May 2010	Rialto, California	101,343	Self-Storage	5,144.7
Genesis Plaza	August 2010	San Diego, California	57,685	Office	9,428.2
Dakota Bank Buildings	May 2011	Fargo, North Dakota	119,749	Office	9,287.0
Yucca Valley Retail Center	September 2011	Yucca Valley, California	85,996	Retail	6,687.6
Sparky’s Sunrise Self-Storage	December 2011	Hesperia, California	93,851	Self-Storage	2,207.2
Port of San Diego Complex	December 2011	San Diego, California	146,700	Industrial	14,500.0

NetREIT, Inc properties					128,054.0

Model Home properties	Various in		Homes
held in limited partnerships	2005, 2010	CA, AZ, OR, WA, TX, SC,	59	Residential	15,019.4
	2010, 2011 &	NC, ID and FL
	2012

Model Home properties	Various in
held in income and investment funds	2003-2008,	TX, WA, OH, NC,
	2010 & 2011	NV, CA, NJ and MI	19	Residential	4,681.5

Model Home properties					19,700.9

		Total real estate assets and lease intangibles, net			$147,754.9

The following table sets forth the components of the Company’s real estate assets:

	December 31,	December 31,
	2012	2011
Land	$41,617,925	$38,109,616
Buildings and other	130,471,526	113,238,188
Tenant improvements	7,112,494	5,766,096
Lease intangibles	4,569,854	4,186,764
	183,771,799	161,300,664
Less:
Accumulated depreciation and amortization	(18,133,080)	(13,545,777)
Real estate assets, net	$165,638,719	$147,754,887

Operations from each property are included in the Company’s condensed consolidated financial statements from the date of acquisition.

The Company acquired the following properties in the year ended December 31, 2012:

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

In October 2012, Dubose Model Home Investors #201 LP acquired 1 Model Home property in Texas and leased it back to the home builder. The purchase price for the property was approximately $365,000. The purchase price paid was through a cash payment of approximately $146,000 and a promissory note of approximately $219,000. At December 31, 2012, this 1 Model Home is under lease contract.

In November 2012, NetREIT 01 LP acquired The Presidio for the purchase price of approximately $7.3 million. The Property is a four-story office building with of approximately 80,800 rentable square feet. The building is approximately 80,800 rentable square feet located in Colorado Springs, Colorado. The Company made a down payment of approximately $1.6 million and financed the remainder of the purchase price through a fixed rate mortgage with interest at 5.6%.

In December 2012, NetREIT Dubose and Dubose Model Home Investors #201 LP acquired 14 Model Home properties in Texas and leased them back to the home builder. The purchase price for the properties was approximately $3.9 million. The purchase price paid was through a cash payment of approximately $2.0 million and promissory notes totaling approximately $1.9 million. At December 31, 2012, these 14 Model Homes are under lease contract.

The Company disposed of the following properties in 2012:

During the year ended December 31, 2012, NetREIT Dubose and the other Model Home entities disposed of thirty-five Model Home properties. The sales price, net of selling costs, aggregated approximately $8.9 million and approximately $1.5 million in mortgage notes payable were retired in connection with these sales. The Company recognized a gain of $260,360 related to the sale of these Model Homes.

In October 2012, the Company sold approximately 40.0% of land adjacent to the Sparky’s Rialto Self-Storage. The sales price was $290,000 and after selling costs and the cost of the land, the Company recognized a gain of approximately $103,500.

In October 2012, NetREIT 01 LP sold the 7-Eleven located in Escondido, California. The sales price was approximately $1.9 Million and after selling costs and the net book value of the land and building, the Company recognized a gain of approximately $637,900.

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

In December 2011, Dubose Model Home Investor Funds #201, LP acquired one Model Home property in South Carolina and leased it back to the home builder. The purchase price for the property was approximately $0.3 million. NetREIT Dubose paid the purchase price through a cash payment of approximately $0.1 million and a promissory note for the balance of the purchase price.

The Company disposed of the following properties in 2011:

During the twelve months ended December 31, 2011, NetREIT Dubose and the other Model Home entities disposed of twenty-two Model Home properties. The sales price, net of selling costs, aggregated approximately $8.5 million and approximately $5.7 million in mortgage notes payable were retired in connection with these sales.

The Company allocated the purchase price of the properties acquired during the year ended December 31, 2012 as follows:

			Tenant			Total
		Buildings	Improve-	In-place	Leasing	Purchase
	Land	and other	ments	Leases	Costs	Price

Rite Aid	$366,000	$759,000	—	$—	$—	$1,125,000

Shoreline
Medical Building	1,820,000	4,311,000	—	83,000	136,000	6,350,000

The Presidio	1,325,000	4,969,400	816,500	27,400	136,700	7,275,000

Model Home
Properties	1,923,852	15,214,443	—	—	—	17,138,295

The Company allocation of the properties sold during the year ended December 31, 2012 is as follows:

		Buildings	Total
	Land	and other	Cost

Model Home
Properties	$1,213,417	$8,196,975	$9,410,392

Rialto land	159,775		159,775

7-Eleven	553,359	714,680	1,268,039

The Company allocated the purchase price of the properties acquired during the year ended December 31, 2011 as follows:

						Above
			Tenant			and Below	Total
		Buildings	Improve-	In-place	Leasing	Market	Purchase
	Land	and other	ments	Leases	Costs	Leases	Price

Dakota Bank
Buildings	$832,000	$8,123,461	$—	$131,982	$45,186	$442,371	$9,575,000

Yucca Valley
Retail Center	2,445,331	3,549,162	520,485	819,979	—	(567,257)	6,767,700

Sparky’s Sunrise
Self-Storage	1,123,000	1,077,000	—	—	—	—	2,200,000

Port of San Diego
Complex	9,613,000	4,078,816	141,373	29,470	128,448	508,893	14,500,000

Model Home
Properties	2,012,217	9,633,813	—	—	—	—	11,646,030

The Company allocation of the properties sold during the year ended December 31, 2011 is as follows:

		Buildings	Total
	Land	and other	Cost

Model Home
Properties	$1,094,267	$7,331,915	$8,426,182

Lease Intangibles

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	December 31, 2012			December 31, 2011
			Lease			Lease
	Lease	Accumulated	intangibles,	Lease	Accumulated	intangibles,
	intangibles	amortization	net	intangibles	amortization	net
In-place leases	$2,015,459	$(1,229,792)	$785,667	$1,905,059	$(838,512)	$1,066,547
Leasing costs	1,448,985	(807,816)	641,169	1,176,285	(595,386)	580,899
Tenant
relationships	332,721	(332,721)	—	332,721	(332,721)	—
Below-market
leases	(841,425)	37,415	(804,010)	(841,425)	9,296	(832,129)
Above-market
leases	1,614,114	(821,947)	792,167	1,614,124	(347,317)	1,266,807

	$4,569,854	$(3,154,861)	$1,414,993	$4,186,764	$(2,104,640)	$2,082,124

As of December 31, 2012, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Estimated
Aggregate
Amortization
Expense
2013	$624,182
2014	532,314
2015	388,282
2016	157,215
2017	53,591
Thereafter (principally below market rent amortization)	(340,591)
$1,414,993

The weighted average amortization period for the intangible assets, in-place leases, leasing costs, tenant relationships and below-market leases acquired as of December 31, 2012 was 19.5 years.

4. MORTGAGE NOTES PAYABLE

Mortgage notes payable as of December 31, 2012 and December 31, 2011 consisted of the following:

	December 31,	December 31,
	2012	2011
Mortgage note payable in monthly installments of $24,330
through July 1, 2016, including interest at a fixed rate of 6.51%;
collateralized by the Havana/Parker Complex property.	$3,163,018	$3,242,767

Mortgage note payable in monthly installments of $42,383 through April 5,
2020, including interest at a fixed rate of 5.00%; collateralized by the leases
and office buildings of the Garden Gateway Plaza property.	9,248,703	9,533,849

Mortgage note payable in monthly installments of $25,995 through September
1, 2015, including interest at a fixed rate of 6.50%; collateralized by the
Waterman Plaza Property	3,542,157	3,621,057

Mortgage note payable in monthly installments of $28,865 through March 1,
2034, including interest at a variable rate ranging from 5.5% to 10.5%;
with a current rate of 5.5% collateralized by the
Sparky’s Thousand Palms Self-Storage property.	4,326,536	4,431,783

Mortgage note payable in monthly installments of $10,764 through December
18, 2016, including interest at a fixed rate of 6.25%; collateralized by the
Sparky’s Hesperia East Self-Storage property.	1,666,713	1,690,301

Mortgage note payable in monthly installments of $17,226 through May 3, 2012, including interest at a fixed rate of 5.00%; monthly installments of $19,323 from
June 3, 2012, including interest at 6.25% to maturity, or May 15, 2015;
collateralized by the Sparky’s Rialto Self-Storage property.	2,512,003	2,820,793

Mortgage note payable in monthly installments of $6,638 through July 1,
2018, including interest at a fixed rate of 5.80%; collateralized
by the Casa Grande Apartment property (1).	1,020,943	1,040,762

Mortgage note payable in monthly installments of $28,219 through September 1,
2015, including interest at a fixed rate of 4.65%; collateralized
by the Genesis Plaza property.	4,738,967	4,854,307

Mortgage note payable in monthly installments of $26,962 through July 1,
2025, including interest at a fixed rate of 5.79% through July 1, 2018;
collateralized by the Executive Office Park property.	4,511,736	4,572,161

Mortgage note payable in monthly installments sufficient to amortize the note on a 25 year schedule and the current month interest charge (currently, approximately $36,200), interest at a variable rate of 3.0% over the one month libor with a floor of 5.75% (current rate) and a ceiling of 9.75% through
May 31, 2016; collateralized by the Dakota Bank Building property.	5,532,953	5,640,568

Mortgage note payable in monthly installments of $23,919 through April 11,
2015, including interest at a fixed rate of 5.62%; collateralized
by the Yucca Valley Retail Center.	3,203,262	3,304,120

Mortgage note payable in monthly installments of $9,858 through January 1,
2019, including interest at a fixed rate of 4.95%; collateralized
by the Rangewood Medical Office Building.	1,214,819	1,150,000

Mortgage note payable in monthly installments of $7,562 through January 1,
2019, including interest at a fixed rate of 4.95%; collateralized
by Regatta Square.	1,272,994	1,300,000

Mortgage note payable in monthly installments of $61,573 through March 5,
2020, including interest at a fixed rate of 4.75%; collateralized by the
Port of San Diego Complex.	9,185,400	9,500,000

Mortgage note payable in monthly installments of $13,896 through June 1,
2021, including interest at a fixed rate of 4.5% subject to reseting at the 3rd and 6th anniversary to the lender's current rate on similar loans;
collateralized by the Morena Office Center.	2,468,148	—

Mortgage note payable in monthly installments of $9,450 through June 1,
2021, including interest at a fixed rate of 4.5% subject to reseting at the 3rd and 6th anniversary to the lender's current rate on similar loans;
collateralized by the Pacific Oaks Plaza.	1,678,335	—

Mortgage note payable in monthly installments of $26,043 through June 1,
2021, including interest at a fixed rate of 5.1% subject to reseting at the 3rd and 6th anniversary to the lender's current rate on similar loans;
collateralized by the Shoreline Medical Office Building.	4,067,514	—

Mortgage note payable in monthly installments of $42,788 through December
6, 2022, including interest at a fixed rate of 4.7%; collateralized by
Sparky's Palm, Joshua and Sunrise Self-Storage properties.	8,250,000	—

Mortgage note payable in monthly installments of $36,701 through January
6, 2015, including interest at a fixed rate of 5.6%; collateralized by
The Presidio.	5,617,671	—

Subtotal, NetREIT, Inc. properties	77,221,872	56,702,468

Mortgage notes payable in monthly installments of $20,588; maturity date of
February 10, 2014, including interest at a fixed rate of 5.50%;
collateralized by 7 Model Home properties.	1,628,170	2,088,868

Mortgage notes payable in monthly installments of $3,767; maturity date of
September 15, 2012, including interest at a fixed rate of 5.75%;
collateralized by 4 Model Home properties. (1)	407,480	428,203

Mortgage notes payable in monthly installments of $14,104 maturity date of
December 15, 2015, including interest at a fixed rate of 5.75%;
collateralized by 15 Model Home properties.	1,545,578	2,205,798

Mortgage notes payable in monthly installments of $4,308; maturity date of October 5, 2011; including interest at fixed rate of 2.38%;
collateralized by 1 Model Home property.	—	420,830

Mortgage notes payable in monthly installments of $1,357; maturity date of March 5, 2012; including interest at fixed rate of 2.55%;
collateralized by 1 Model Home property.	—	670,207

Mortgage notes payable in monthly installments of $1,798 with a maturity
December 5, 2011, including interest at 7.16%; collateralized by
collateralized by 1 Model Home property.	—	89,811

Mortgage notes payable in monthly installments of $20,507 maturities varying from February 15, 2016 to December 15, 2017, including interest at
fixed rates from 5.00%, to 5.50%; collateralized by 15 Model Home properties.	1,723,047	2,747,709

Mortgage notes payable in monthly installments of $50,327, maturities varying from April 15, 2017 to December 15, 2017, including interest at fixed rates
from 5.00%, to 5.50%; collateralized by 33 Model Home properties.	6,098,892	575,903

Mortgage notes payable in monthly installments of $33,298, maturities varying from June 30, 2012 to December 15, 2017, including interest at
fixed rates of 5.50%-5.84%; collateralized by 18 Model Home properties. (1)	3,855,324	-

Subtotal, Model Home properties	15,258,491	9,227,329

	$92,480,363	$65,929,797

(1)
The Company is working with the lender to extend the maturity dates of these loans. The Company anticipates that the lender will extend the due dates of these loans until such time as the Model Homes securing them are sold.

The Company is in compliance with all conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable as of December 31, 2012 is as follows:

		Model Home
	NetREIT, Inc.	Properties	Scheduled
	Principal	Principal	Principal
Years Ending:	Payments (1)	Payments	Payments
2013	$1,889,054	$979,903	$2,868,957
2014	1,796,979	2,137,894	3,934,873
2015	19,944,863	2,332,082	22,276,945
2016	10,797,199	2,117,541	12,914,740
2017	775,754	7,691,071	8,466,825
Thereafter	42,018,023	—	42,018,023
Total	$77,221,872	$15,258,491	$92,480,363

(1)	Maturities are scheduled as if the refinancing of the Port of San Diego and Garden Gateway mortgage were completed as of December 31, 2012. See also note 10 for more details.

5. RELATED PARTY TRANSACTIONS

The Company had entered into a property management agreement with CHG Properties, Inc. (“CHG”), a wholly-owned subsidiary of CI, to manage all of its properties at rates up to 5% of gross income. During the years ended December 31, 2012 and 2011, the Company paid CHG total management fees of approximately $610,000 and $514,000, respectively.

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to C.I. Holding Group, Inc. and Subsidiaries (“CI”), a small shareholder in the Company that is approximately 35% owned by the Company’s executive management. Total rents charged and paid by these affiliates was approximately $60,000 and $57,000 for the years ended December 31, 2012 and 2011, respectively.

During the term of the property management agreement, the Company has an option to acquire the business conducted by CHG. The option is exercisable, with the approval of a majority of the Company’s directors not otherwise interested in the transaction, without any consent of the property manager, its board or its shareholders. The option price is shares of the Company to be determined by a predefined formula based on the net income of CHG during the 6-month period immediately preceding the month in which the acquisition notice is delivered. The Company has elected to exercise its option to purchase CHG. See note 10, “Subsequent Events” for further discussion.

In March 2011, the Company purchased 9,560 shares of its vested restricted common stock from an independent member of its Board of Directors for a total of $82,520. The purchase price of approximately $8.60 per share was determined using the same value for the shares as reported as income to state and Federal income tax authorities.

In January 2012, the limited partner of NetREIT 01, LP (the “Partnership”) that owns the 7-Eleven property exercised its option to convert approximately 30.0% of its ownership interests in the Partnership in exchange for approximately 17,060 shares of Company common stock. In March 2012, the Company bought back all of these shares from the limited partner at a price per share that was determined when the partnership was formed, which, adjusted for stock dividends, was $8.44 per share. After conversion, our interest in the Partnership increased to approximately 77%. The stock buy-back transaction was subjected to the Company’s related party transaction policy which requires a review of the transaction by the uninterested parties of the Audit Committee and a subsequent vote by the Company’s Board of Directors. In 2012, the 7-Eleven property was sold and the partnership acquired The Presidio property.

The limited partner of NetREIT 01, LP is the Allen Trust DTD 7-9-1999. William H. Allen, a Director of the Company and Chairman of the Audit Committee, is a beneficiary and a trustee of the trust. The Partnership was formed approximately one year before Mr. Allen became a Board Member.

6. STOCKHOLDERS’ EQUITY

In September 2005, the Company commenced a private placement offering of Units and Convertible Series AA Preferred Stock. The Units consisted of 2 shares of common stock and a warrant to purchase 1 share of common stock at $12 ($9.87 per share adjusted for stock dividends). In October 2006, the Company closed that offering and commenced a private placement offering of only its common stock. Through December 31, 2011, when the offering was closed, the Company was conducting a self-underwriting private placement offering and sale of 20,000,000 shares of its common stock at a price of $10 per share. This offering was being made only to accredited investors and up to thirty-five non-accredited investors pursuant to an exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. No public or private market currently exists for the securities sold under this offering. There currently is no plan to initiate a market for the stock. The Company ceased raising capital under this private placement offering effective December 31, 2011. During the year ended December 31, 2011, the Company received gross proceeds from the sale of common shares of $17,214,142.

Common Stock. The Company is authorized to issue up to 100,000,000 shares of Series A Common Stock (“Common Stock”) $0.01 par value and 1,000 shares of Series B Common Stock $0.01 par value. The Common Stock and the Series B Common Stock have identical rights, preferences, terms and conditions except that the Series B Common Stockholders are not entitled to receive any portion of Company assets in the event of Company liquidation. There have been no Series B Common Stock shares issued. Each share of Common Stock entitles the holder to one vote. The Common Stock is not subject to redemption and it does not have any preference, conversion, exchange or preemptive rights. The articles of incorporation contain a restriction on ownership of the Common Stock that prevents one person from owning more than 9.8% of the outstanding shares of common stock. At December 31, 2012 and 2011, there were 15,767,418 and 15,287,998 shares, respectively, of the Common Stock outstanding.

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

In December 2011, the Company issued approximately 1,649 shares of its Series 6.3% Preferred Stock to the NetREIT National City Partnership, LP, an entity that is consolidated into the financial statements of the Company. The terms of the preferred stock provide for a liquidation preference of $1,000 per share and cumulative dividends from the date of original issue at a rate of 6.3% per annum (equal to an annual rate of $63.00 per share), subject to adjustment in certain circumstances. As of December 31, 2012, the liquidation preference would have been $1,649,000. Dividends on the preferred stock are payable quarterly in arrears subject to declaration by the Board of Directors and compliance with applicable law. All the shares issued to the partnership are subject to an option for the limited partner to exchange his interest in the partnership to equity in NetREIT.

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

Broker Dealer Warrants. Warrants have been issued pursuant to the terms of the respective $10.50 broker agreement and the Participating Broker Dealer Agreement in connection with the private placement offering that closed on December 31, 2011. Each Warrant entitles the registered holder to purchase one share of common stock at the exercise price of $10.50 per share for a period of three years from the date of issuance. The exercise price, the number and kind of securities issuable on exercise of any Warrant, and the number of Warrants are subject to adjustment in the event the Company pays stock dividends or makes stock distributions with respect to its common stock. Adjustments will also be made upon any reclassification of the Company’s common shares or in the event the Company makes certain pro rata distributions of options or warrants to its common stockholders. The warrant agreements also provide for adjustments in the event the Company consummates certain consolidation or merger transactions, and in the event the Company sells all, or substantially all, of its assets. Warrant holders do not have any voting or other rights of the Company’s stockholders and are not entitled to receive dividends or other distributions. As of the close of the private placement, a total of 451,235 warrants to purchase NetREIT common stock were earned. These warrants have an exercise price ranging from $9.52 to $10.50 with a weighted average exercise price of $9.63. All warrants expire on December 31, 2014.

Limited Partnerships. In 2008, the Company and the other tenant in common contributed their respective equity ownership in the Escondido 7-Eleven to NetREIT 01 LP, a California limited partnership. Initially, the limited partner had an option to exchange its equity interest in the property into shares of NetREIT common stock at a conversion price equal to $9.30 per share up to 77,369 shares. In 2009, the partner exchanged one third of its interests in the partnership into 25,790 shares of Company common stock. In 2012, the partner exchanged approximately 30% of its interests in the partnership for 17,060 shares of Company common stock. Adjusted for stock dividends, the partner has the rights to exchange interests in the partnership for up to 39,806 shares of Company common stock. The Company has a put option to convert the partner’s equity interests in NetREIT 01 LP into shares of Company common stock at $8.44 per share for up to 39,806 common shares upon the completion of an initial public offering of shares to be registered under the Securities Act of 1933.

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

In June 2011, the Company formed Dubose Model Home Investors #201, LP for the purpose of raising capital for the acquisition of Model Homes to be leased back to the builder/seller.

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

The value of the nonvested shares was calculated based on the offering price of the shares in the most recent private placement offering of $10 adjusted for stock dividends since granted and assumed selling costs. The value of granted nonvested restricted stock issued during the year ended December 31, 2012 totalled approximately $490,000 which is calculated using the most recent private placement offering of $10 adjusted for estimated selling costs. The value of granted nonvested restricted stock issued during the year ended December 31, 2011 totalled approximately $448,000. Compensation expense recorded was approximately $478,000 and $388,000 in the years ended December 31, 2012 and 2011, respectively. The 62,805 nonvested restricted shares as of December 31, 2012 will vest in equal instalments over the next two to four years.

A table of non-vested restricted shares granted and vested since December 31, 2010 is as follows:

Balance, December 31, 2010	61,642
Granted	52,139
Vested	(49,805)
Cancelled	(5,504)
Stock dividend	5,305
Balance, December 31, 2011	63,777
Granted	57,016
Vested	(57,577)
Cancelled	(411)
Balance, December 31, 2012	62,805

Stock Dividends. The Company’s Board of Directors declared stock dividends on common shares to all Stockholders of record and at rates shown in the table below:

		Stock	Common Stock
Date of Declaration	Record Date	Dividend Rate	Value	Shares	Amount
September 9, 2011	December 2, 2011	5%	$8.60	720,366	$6,195,148

Cash Dividends. During the years ended December 31, 2012 and 2011, the Company paid cash dividends, net of reinvested stock dividends, of $4,262,000, and $3,600,000, respectively, or at an annualized rate $0.543 and $0.572 per share, respectively per share on an annualized basis. As the Company reported net losses in both of these periods, and on a cumulative basis, these cash dividends represent a return of capital to the stockholders rather than a distribution of earnings. There were no dividends paid on the Convertible 6.3% stock in 2011. The Company paid cash dividends on the Convertible Series 6.3% Preferred Stock of approximately $105,000 in the year ended December 31, 2012. The dividends were paid to a subsidiary that is consolidated into the condensed consolidated financial statements of the Company and, as a result, have been eliminated in consolidation.

Dividend Reinvestment Plan. The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of Company common stock. The Company has registered 1,500,000 shares of common stock pursuant to the dividend reinvestment plan. The dividend reinvestment plan became effective on January 23, 2012 just after the close of our private placement offering discussed above. The purchase price per share 95% of the price the Company was formerly selling its shares or $9.50 per share. No sales commission or dealer manager fee will be paid on shares sold through the dividend reinvestment plan. The Company We may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all Participants at least thirty (30) days prior to such record date. As of December 31, 2012, the first year under the plan, approximately $4.1 million, or approximately 422,000 shares of common stock were issued under the dividend reinvestment plan.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company has operating leases with tenants that expire at various dates through 2020 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent due the Company under operating leases as of December 31, 2012 for five years and thereafter are summarized as follows:

Scheduled
Years Ending:	Payments
2013	$11,131,765
2014	8,580,441
2015	6,492,595
2016	3,854,614
2017	2,778,214
Thereafter	5,046,475
Total	$37,884,104

The Company has a noncancelable ground lease obligation on World Plaza expiring in June 1, 2062. The current annual rent of $21,910 is subject to adjustment every ten years based on the Cost of Living Index for the Los Angeles area compared to the base month of June 1963 which was 107.4. At the termination of the lease the Company has an option to purchase the property for a total purchase price of $181,710. In September 2007, when World Plaza was acquired, the option was determined to have a fair value of $1,370,000 based upon comparable land sales adjusted to present value.

Scheduled payments due on the lease obligation as of December 31, 2012 are as follows:

Scheduled
Years Ending:	Payments
2013	$21,910
2014	21,910
2015	21,910
2016	21,910
2017	21,910
Thereafter	1,050,319
Total	$1,159,869

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

8. CONCENTRATION OF CREDIT RISKS

Concentration of credit risk with respect to accounts receivable is limited due to the large number of tenants comprising the Company’s rental revenue. No single tenant accounted for 10% or more of total rental income for the year ended December 31, 2012 and 2011.

9. SEGMENTS

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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the years ended December 31, 2012 and 2011, respectively.

	Year Ended December 31,
	2012	2011
Industrial/Office Properties:
Rental income	$8,994,345	$6,790,869
Property and related expenses	2,979,251	2,660,482
Net operating income, as defined	6,015,094	4,130,387

Residential Properties:
Rental income	2,921,813	2,982,300
Property and related expenses	354,655	317,924
Asset impairment	98,000	429,000
Net operating income, as defined	2,469,158	2,235,376

Retail Properties:
Rental income	2,862,846	2,001,405
Property and related expenses	767,677	587,938
Asset impairment	300,000	—
Net operating income, as defined	1,795,169	1,413,467

Self-Storage Properties:
Rental income	2,889,963	2,302,531
Property and related expenses	1,453,354	1,377,666
Net operating income, as defined	1,436,609	924,865

Mortgage loan activity:
Interest income	72,433	97,448

Reconciliation to Net Income Available to Common Stockholders:
Total net operating income, as defined, for reportable segments	11,788,463	8,801,543
Unallocated other income:
Total other income	7,994	28,214
Gain on sale of real estate	898,220	119,925
Gain on dissolution of partnership interests	372,089	—
General and administrative expenses	4,752,459	3,846,177
Interest expense	4,493,558	3,194,887
Depreciation and amortization	4,869,467	4,170,626
Impairment of real estate owned	1,278,531	—
Gain on extinguishment of a liability	691,487	—
Net loss before noncontrolling interests	(1,635,762)	(2,262,008)
Noncontrolling interests	497,712	354,895
Net loss	$(2,133,474)	$(2,616,903)

	December 31,	December 31,
	2012	2011

Assets:
Industrial/Office Properties:
Land, buildings and improvements, net (1)	$86,695,553	$75,314,093
Total assets (2)	90,286,093	77,563,998

Residential Property:
Land, buildings and improvements, net (1)	29,399,405	21,129,410
Total assets (2)	31,869,016	22,434,205

Retail Properties:
Land, buildings and improvements, net (1)	22,613,528	23,647,629
Total assets (2)	23,913,305	24,893,157

Self Storage Properties:
Land, buildings and improvements, net (1)	26,930,233	27,663,755
Total assets (2)	27,384,412	27,832,381

Mortgage loan activity:
Mortgage receivable and accrued interest	920,216	1,032,082
Total assets	920,216	1,032,082

Reconciliation to Total Assets:
Total assets for reportable segments	174,373,042	153,755,823
Other unallocated assets:
Cash and cash equivalents	10,746,536	4,872,081
Other assets, net	12,415	3,024,027
Total Assets	$185,131,993	$161,651,931

____________
(1) Includes lease intangibles and the land purchase option related to property acquisitions.

(2) Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	Year Ended December 31,
	2012	2011
Capital Expenditures:(1)
Industrial/Office Properties:
Acquisition of operating properties	$13,625,000	$24,075,000
Non-cash portion of acquisitions	—	(1,649,266)
Capital expenditures and tenant improvements	850,847	1,070,498

Residential Property:
Acquisition of operating properties	17,138,295	5,971,980

Retail Properties:
Acquisition of operating properties	1,125,000	6,767,700
Capital expenditures and tenant improvements	158,005	119,746

Self Storage Properties:
Acquisition of operating properties	—	2,615,000
Capital expenditures and tenant improvements	20,964	21,952

Acquisition of operating properties, net	31,888,295	37,780,414
Capital expenditures and tenant improvements	1,029,816	1,212,196
Total real estate investments	$32,918,111	$38,992,610

____________
(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

10. SUBSEQUENT EVENTS

Effective January 31, 2013, the Company entered into an Agreement and Plan of Merger to consummate the merger acquisition of CHG Properties, Inc. (“CHG”), a California corporation. The Company had the option to purchase CHG pursuant to a February 15, 2005, option agreement. The Company delivered the option exercise notice provided for in the option agreement to C I Holding Group, Inc. (“CIH”), the parent company of CHG, in November 2012. The President of CIH is Jack K. Heilbron and the Secretary of CIH is Mary Limoges. Mr. Heilbron is President and CEO of the Company, and Ms. Limoges is Mr. Heilbron’s spouse.

Pursuant to the terms and conditions of the Agreement and Plan of Merger, the Company formed NTR Property Management, Inc. (“NTR”), a California corporation. The Company is NTR’s sole shareholder, and as such, owns one hundred percent (100%) of all of the issued and outstanding shares of NTR. The Agreement of Merger was executed by and among NTR, CIH, and the Company and provides that the outstanding shares of CIH will be cancelled upon the receipt by CIH shareholders of 200,000 shares of common stock of the Company using an agreed upon value of $9.50 per share for a total value of $1.9 million . NTR shall function as the sole in-house property manager for the Company after the merger, reducing the Company’s property management expense by the marked-up charges previously paid to CHG. The Company is acquiring the existing infrastructure, experienced personnel, and computer systems which will be assigned to and assumed by NTR.

In February 2013, the Company refinanced two of its mortgage notes payable with a cumulative balance at December 31, 2012 of $18.4 million. Each loan had a balance of approximately $9.2 million as of December 31, 2012.

The loan secured by the Port of San Diego property had a monthly payment of approximately $87,000 with a variable interest rate that was 6.00% at payoff and a maturity date of June 2013. The new mortgage loan secured by the Port of San Diego property is $10.8 million, a fixed interest rate at 4.75%, a monthly payment of approximately $62,000 and a maturity date in March 2020.

The loan secured by the Garden Gateway property had a monthly payment of approximately $71,000 with a fixed interest rate 6.08% at payoff and a maturity date of April 2014. The new mortgage loan secured by the Garden Gateway property is $7.5 million with a fixed interest rate at 5.00%, a monthly payment of approximately $43,000 and a maturity date in February 2020.