Form 10-K/A
period 2012-12-31
NETREIT, INC.
filed 2013-04-02
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K/A

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

EXPLANATORY NOTE

The sole purpose of this amendment to NetReit Inc.'s Annual Report on Form 10-K (the “Form 10-K”) for the period ended December 31, 2012, as filed with the Securities and Exchange Commission on March 29, 2013, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Except as described above, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K and no revisions are being made pursuant to the Company’s financial statements or any other disclosure contained in the Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are exhibits to this Form 10-K/A.  Each document marked by an asterisk is filed electronically herewith.  All other documents were previously filed or furnished with the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on March 29, 2013.:

Exhibit
Number	Description
2.01	Plan and Agreement of Merger, by and between NetREIT, Inc., a Maryland corporation, and NetREIT, a California corporation, dated as of July 30, 2010. (A)
2.1	Agreement of Purchase & Sale, between NetREIT, Inc. and Mullrock 3 Murphy Canyon, LLC, dated as of July 12, 2010. (B)
3.01	Articles of Amendment and Restatement of the Articles of Incorporation of NetREIT, dated as of July 30, 2010. (A)
3.02	Amended and Restated Bylaws of NetREIT, Inc. (A)
3.03	Articles of Merger filed with the Maryland State Department of Assessments and Taxation and the California Secretary of State on August 4, 2010. (A)
3.1	Articles of Incorporation filed January 28, 1999 (C)
3.2	Certificate of Determination of Series AA Preferred Stock filed April 4, 2005 (C)
3.3	Bylaws of NetREIT (C)
3.4	Audit Committee Charter (C)
3.5	Compensation and Benefits Committee Charter (C)
3.6	Nominating and Corporate Governance Committee Charter (C)
3.7	Principles of Corporate Governance of NetREIT (C)
4.1	Form of Common Stock Certificate (C)
4.2	Form of Series AA Preferred Stock Certificate (C)
4.3	Registration Rights Agreement 2005 (C)
4.4	Registration Rights Agreement 2007 (C)
10.1	1999 Flexible Incentive Plan (D)
10.2	NetREIT Dividend Reinvestment Plan (C)
10.3	Form of Property Management Agreement (C)
10.4	Option Agreement to acquire CHG Properties (C)
10.5	Employment Agreement as of April 20, 1999 by and between the Company and Jack K. Heilbron (E)
10.6	Employment Agreement as of April 20, 1999 by and between the Company and Kenneth W. Elsberry (E)
10.7	Lease Agreement by and between Philip Elghanian and DVA Healthcare Renal Care, Inc. dated February 6, 2009 (1)
10.8	Assignment and Assumption of Lease by and between Philip Elghanian and Fontana Medical Plaza, LLC. and Fontana Medical Plaza, LLC. dated February 19, 2009 (2)
10.9	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate between Philip Elghanian and Hovic Perian and Rima Perian dated September 8, 2008. (3)
10.10	Assignment and Assumption of Purchase Agreement Philip Elghanian and Fontana Medical Plaza, LLC. dated February 19, 2009 (4)
10.11	Additional and/OR Amendment to Escrow Instructions between Fontana Medical Plaza, LLC and Hovic Perian and Rima Perian dated February 18, 2009 (5)
10.12	Buyer Final Closing Statement dated February 20, 2009 (6)
10.13	Loan Assumption and Security Agreement, and Note Modification Agreement (7)
10.14	Promissory Note (8)
10.15	Loan Agreement by and Between Jackson National Life Insurance Company and NetREIT Inc. (F)

10.16	Fixed Rate Promissory Note Between Jackson National Life Insurance Company and NetREIT Inc. (F)
10.17	Employment Agreement for Mr. Heilbron Effective as of January 1, 2011. (9)
10.18	Employment Agreement for Mr. Elsberry Effective as of January 1, 2011. (10)
10.19	Employment Agreement for Mr. Dubose Effective as of January 1, 2011. (11)
10.20	Purchase & Sale Agreement and Joint Escrow Instructions to acquire Dakota Bank Building (12)
10.21	Promissory Note - Dakota Bank Buildings (13)
10.22	Mortgage, Security Agreement and Fixture Financing Statement - Dakota Bank Buildings (14)
10.23	Partnership Contribution Agreement - Port of San Diego Complex (15)
10.24	First Amended and Restated NetREIT National City Partners, LP Partnership Agreement (16)
10.25	Assumption Agreement - NetREIT National City Partners, LP (17)
10.26	Promissory Note - NetREIT National City Partners, LP (18)
10.27	Deed of Trust - NetREIT National City Partners, LP (19)
10.29	Loan Agreement by and between Barclay's Bank, as lender and the Company (20)
10.30	Agreement and Plan of Merger between the Company and C I Holding Group, Inc. (21)
10.31	NetREIT National City Partners LP Promissory Note (22)
10.32	NetREIT National City Partners LP Deed of Trust (23)
10.33	NetREIT National City Partners LP Promissory Note (24)
10.34	NetREIT National City Partners LP Deed of Trust (25)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
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

101.INS	Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

Signature	Title	Date

/s/ Jack K. Heilbron	Director, Chairman of the Board and Chief Executive Officer	April 1, 2013
Jack K. Heilbron	(Principal Executive Officer)

/s/ Kenneth W. Elsberry	Director, Chief Financial Officer	April 1, 2013
Kenneth W. Elsberry