Form 10-Q
period 2013-06-30
NETREIT, INC.
filed 2013-08-12
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

At August 12, 2013, registrant had issued and outstanding 16,210,739 shares of its common stock, $0.01 par value.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Real estate assets and lease intangibles, net	$163,499,554	$165,638,719
Mortgages receivable and interest	920,216	920,216
Cash and cash equivalents	7,807,237	10,746,536
Restricted cash	1,051,744	1,113,123
Other real estate owned	900,000	900,000
Other assets, net	8,361,884	5,813,399

TOTAL ASSETS	$182,540,635	$185,131,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$89,315,758	$92,480,363
Accounts payable and accrued liabilities	3,821,439	4,126,771
Dividends payable	1,204,753	1,142,191
Total liabilities	94,341,950	97,749,325

Commitments and contingencies

Stockholders’ equity:
Convertible series AA preferred stock, $0.01 par value, $25 liquidating preference, shares authorized: 1,000,000; no shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Convertible series 6.3% preferred stock, $0.01 par value, $1,000 liquidating preference, shares authorized: 10,000; 1,649 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	16	16
Common stock series A, $0.01 par value, shares authorized: 100,000,000; 16,210,739 and 15,767,417 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	162,108	157,674
Common stock series B, $0.01 par value, shares authorized: 1,000; no shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	139,069,673	134,884,312
Dividends in excess of accumulated losses	(63,156,288)	(58,337,457)
Total stockholders’ equity before noncontrolling interest	76,075,509	76,704,545
Noncontrolling interest	12,123,176	10,678,123
Total stockholders’ equity	88,198,685	87,382,668

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$182,540,635	$185,131,993

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Rental income	$4,759,887	$4,185,568	$9,833,729	$8,164,182
Fee and other income	97,382	87,572	192,136	197,144
	4,857,269	4,273,140	10,025,865	8,361,326

Costs and expenses:
Rental operating costs	1,510,787	1,331,904	3,007,389	2,665,035
General and administrative	1,350,968	1,071,552	2,583,729	2,196,270
Depreciation and amortization	1,325,534	1,214,150	2,640,738	2,390,888
Total costs and expenses	4,187,289	3,617,606	8,231,856	7,252,193

Income from operations	669,980	655,534	1,794,009	1,109,133

Other income (expense):
Interest expense	(1,219,329)	(1,071,686)	(2,553,355)	(2,053,170)
Interest and other income	70,439	20,125	91,695	40,484
Gain on sale of real estate	410,258	54,993	856,911	99,075
Total other expense, net	(738,632)	(996,568)	(1,604,749)	(1,913,611)

Net (loss) income before noncontrolling interests	(68,652)	(341,034)	189,260	(804,478)

Income attributable to noncontrolling interests	327,550	92,187	638,611	200,354

Net loss attributable to common stockholders	$(396,202)	$(433,221)	$(449,351)	$(1,004,832)

Loss per common share -
Basic and diluted:	$(0.02)	$(0.03)	$(0.03)	$(0.07)

Weighted average number of common shares outstanding - basic and diluted	15,986,632	15,400,309	16,072,826	15,316,875

See notes to condensed consolidated financial statements.

NetREIT, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2013
(Unaudited)

	Convertible Series 6.3%					Dividends	Total NetREIT,
	Preferred		Series A		Additional	In Excess of	Inc.	Non-cont-
	Stock		Common Stock		Paid-in	Accumlated	Stockholders’	rolling
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Total

Balance, December 31, 2012	1,649	$16	15,767,417	$157,674	$134,884,312	$(58,337,457)	$76,704,545	$10,678,123	$87,382,668

Net (loss) income						(449,351)	(449,351)	638,611	189,260

Vesting of restricted stock awards			715	7	6,142		6,149		6,149

Stock issued for acquisition of NTR, Inc.			200,000	2,000	1,898,000		1,900,000		1,900,000

Common stock issued for acquisition of Dubose
Model Homes USA			38,752	388	332,881		333,269		333,269

Common stock repurchased			(4,882)	(49)	(34,123)		(34,172)		(34,172)

Dividends paid			104,723	1,048	993,999	(2,175,225)	(1,180,178)	—	(1,180,178)

Dividends declared/reinvested			104,029	1,040	988,462	(2,194,255)	(1,204,753)		(1,204,753)

Contributions received from noncontrolling interests net of distributions paid								806,442	806,442

Balance, June 30, 2013	1,649	$16	16,210,754	$162,108	$139,069,673	$(63,156,288)	$76,075,509	$12,123,176	$88,198,685

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(449,351)	$(1,004,832)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,689,009	2,556,094
Stock compensation	308,087	250,906
Gain on sale of real estate assets	(856,911)	(99,075)
Bad debt expense	24,568	31,330
Income attributable to noncontrolling interests	638,611	200,354
Other assets	(824,510)	(172,378)
Restricted cash	61,379	270,578
Accounts payable and accrued liabilities	(274,001)	132,104
Net cash provided by operating activities	1,316,881	2,165,081

Cash flows from investing activities:
Real estate acquisitions	(4,789,715)	(21,052,615)
Building and tenant improvements	(1,416,548)	(675,504)
Proceeds received sale of real estate assets	6,664,787	4,706,238
Net repayments of notes receivable	—	1,569
Net cash provided by (used in) investing activities	458,524	(17,020,312)

Cash flows from financing activities:
Proceeds from mortgage notes payable	20,733,829	15,997,341
Repayment of mortgage notes payable	(23,898,434)	(3,103,091)
Deferred stock issuance costs	—	(18,895)
Contributions received from noncontrolling interests in excess of distributions paid	806,442	639,706
Repurchase of common stock	(34,172)	(15,660)
Repurchase of common stock - related parties	—	(155,904)
Dividends paid	(2,322,369)	(2,043,257)
Net cash (used in) provided by financing activities	(4,714,704)	11,300,240

Net decrease in cash and cash equivalents	(2,939,299)	(3,554,991)

Cash and cash equivalents:
Beginning of year	10,746,536	4,872,081

End of period	$7,807,237	$1,317,090

Supplemental disclosure of cash flow information:
Interest paid	$2,600,808	$2,033,265
Non-cash investing and financing activities:
Shares issued in connection with Dubose Model Home USA acquisition	$333,269	$—
Issuance of common stock for acquisition of NTR Property Management	$1,900,000	$—
Reinvestment of cash dividend	$2,010,605	$2,026,994
Accrual of dividends payable	$1,204,753	$1,122,806

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013

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

The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, retail, self-storage and residential properties located in the western United States. As of June 30, 2013, including properties held for sale, the Company owned or had an equity interest in eleven office buildings and one industrial building (“Office Properties”) which total approximately 786,000 rentable square feet, four retail shopping centers (“Retail Properties”) which total approximately 186,000 rentable square feet, seven self-storage facilities (“Self-Storage Properties”) which total approximately 652,000 square feet and 81 Model Homes owned by four limited partnerships (“Residential Properties”).

The Company is the sole General Partner in five limited partnerships (NetREIT 01 LP, NetREIT Palm Self-Storage LP, NetREIT Casa Grande LP, NetREIT Garden Gateway LP and NetREIT National City Partners, LP) and is the sole Managing Member in one limited liability company (Fontana Medical Plaza, LLC) all with ownership in real estate income producing properties. In addition, the Company is a limited partner in six partnerships that purchase and leaseback model homes from developers (Dubose Acquisition Partners II and III or “DAP II” and “DAP III” “Dubose Model Home Income Fund #3, LTD.,” “Dubose Model Home Income Fund #4, LTD.,” “Dubose Model Home Income Fund #5, LTD.,” “Dubose Model Home Investors Fund #113, LP,” “Dubose Model Home Investors #201, LP,” and “NetREIT Dubose Model Home REIT, LP”). We refer to these entities collectively, as the “Partnerships”. During 2012, DAP III, Dubose Model Home Income Fund #3, Dubose Model Home Income Fund #4 and Dubose Model Home Income Fund #5 sold all their model home assets. DAP III and Dubose Model Home Income Fund #5 were dissolved before the end of 2012. Dubose Model Home Income Fund #3 and Dubose Model Home Income Fund #4 each has an investment in DAP II, its one remaining asset. Dubose Model Home Investors Fund #113, LP has one model home remaining as of June 30, 2013. The limited partnerships have been consolidated into the financial statements of the Company in accordance with guidelines attributable to variable interest entities.

In March 2010, the Company purchased certain tangible and intangible personal property from DMHU, including rights to certain names, trademarks and trade secrets, title to certain business equipment, furnishings and related personal property. DMHU had used these assets in its previous business of purchasing model homes for investment in new residential housing tracts and initially leasing the model homes back to their developer. In addition, the Company also acquired DMHU’s rights under certain contracts, including contracts to provide management services to 19 limited partnerships sponsored by DMHU and for which a DMHU affiliate serves as general partner (the “Model Home Partnerships”). These partnerships include DAP II and DAP III in each of which the Company was a 51% limited partner. In the DMHU Purchase, the Company paid the owners of DMHU $300,000 cash and, in accordance with an earn out issued approximately 39,000 shares of the Company’s common stock, as a result of the level of production the Company achieved from new model home acquisitions over the three year period that ended February 28, 2013. The transaction was accounted for as a business combination. Management performed an analysis of intangible assets acquired with the assistance of an independent valuation specialist and it was determined that $209,000 of the purchase price was attributable to customer relationships and is being amortized over 10 years. The Company had anticipated that the full earn-out would have been achieved and estimated a liability of $1,032,000 associated with the 120,000 shares that it believed would have been issued during the three year earn-out period. As a result, the total purchase price of $1,332,000 was allocated between goodwill of $1,123,000 and intangible assets of $209,000. In 2012, the Company reduced the liability by approximately $691,000 for the difference of the anticipated earn-out to the actual earn-out. The limited partnerships have been consolidated into the financial statements of the Company in accordance with guidelines attributable to variable interests entities since their acquisition.

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

NetREIT Dubose is authorized to issue up to 25 million shares of $0.01 shares of stock. Of these authorized shares, 20 million are common stock and 5 million are preferred stock. The Company capitalized NetREIT Dubose with $1.2 million cash in exchange for a convertible promissory note, which was converted to NetREIT Dubose common stock on September 30, 2010. NetREIT Dubose has also commenced raising outside investor capital through a Private Placement Memorandum (“PPM”). NetREIT Dubose intends to sell 1 million shares of its common stock at $10.00 per share, or $10 million under the initial offering. The Company also has the option to increase the maximum offering amount to 2 million shares or $20 million. Through June 30, 2013, NetREIT Dubose has raised approximately $3.8 million from outside investors. As of June 30, 2013, there were approximately 944,000 shares outstanding of which approximately 621,000 have been issued to parties other than NetREIT, Inc. However, NetREIT Dubose is consolidated into the financial statements of the Company in accordance with guidelines attributable to variable interest entities.

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

In September 2010, the Company commenced three tender offers for the purchase of outstanding limited partnerships units of Dubose Model Home Income Funds #3, 4 & 5. The offerings closed effective November 30, 2010. As a result of the Company acquiring control of these three limited partnerships, their financial statements have been included in the consolidated financial statements of the Company beginning in December 2010. Income Fund #5 sold its last model home in 2012 and the partnership was liquidated. Income Funds #3 and #4 have also sold all of their model homes by the end of 2012. These two funds only remaining asset is a minority ownership of DAP II.

In August 2011, the Company formed Dubose Advisors, LLC (“Dubose Advisors”) a wholly-owned Delaware limited liability company, and sponsored the formation of Dubose Model Home Investors #201, LP. (“201 Partnership”), a California limited partnership. Dubose Advisors is the sole general partner and advisor to the 201 partnership. The 201 Partnership invests in Model Homes it purchases from developers in transactions whereby the developer leases back the Model Home under a short term lease, typically one to three years in length similar to NetREIT Dubose. The Company has initially invested $250,000 to capitalize the 201 Partnership and has commenced raising $3,000,000 in outside investor capital through the sale of 60 limited partner units at $50,000 per unit. As of June 30, 2013, the 201 Partnership has raised the maximum $3.0 million from outside investors.

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

The Company has determined that the entities described above, where it owns less than 100%, meet the tests to be considered variable interest entities (“VIE’s”), as defined and, as a result of the Company being the primary beneficiary, all of these entities have been consolidated into the consolidated financial statements of the Company. In addition, the Company believes that it has significant control of these limited partnerships and directs the significant activities of the limited partnerships through NetREIT, the Parent Company.

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

Pursuant to the terms and conditions of the Agreement and Plan of Merger, the Company formed NTR Property Management, Inc. (“NTR”), a California corporation. The Company is NTR’s sole shareholder, and as such, owns one hundred percent (100%) of all of the issued and outstanding shares of NTR. The Agreement of Merger was executed by and between NTR, CIH, and the Company and provides that the outstanding shares of CIH will be cancelled upon the receipt by CIH shareholders of 200,000 shares of common stock of the Company using an agreed upon value of $9.50 per share for a total value of $1.9 million. NTR shall function as the sole in-house property manager for the Company after the merger, reducing the Company’s property management expense by the marked-up charges previously paid to CHG. The Company is acquiring the existing infrastructure, experienced personnel, and computer systems which will be assigned to and assumed by NTR. Management, with the assistance of an independent valuation specialist, is in the process of determining an allocation of the purchase price. As of June 30, 2013, the $1.9 million purchase price is included in “Other assets, net” in the accompanying condensed consolidated balance sheet.

Basis of Presentation . The accompanying condensed consolidated financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the three and six months ended June 30, 2013 and 2012, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated balance sheet at year ended December 31, 2012 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the Securities and Exchange Commission on March 28, 2013.

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

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the six months ended June 30, 2013 and 2012, because of net losses, all distributions were considered return of capital to the stockholders and therefore non-taxable.

The Company believes that it has met all of the REIT distribution and technical requirements for the six months ended June 30, 2013 and 2012, respectively.

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

The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) Management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in real estate assets and lease intangibles, net in the accompanying balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below market rents resulted in a net reduction in rental income of approximately $44,000 and $121,000 for the three months ended June 30, 2013 and 2012, respectively. Amortization of above and below market rents resulted in a net reduction in rental income of approximately $88,700 and $233,000 for the six months ended June 30, 2013 and 2012, respectively.

The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $192,000 and $155,000 for the three months ended June 30, 2013 and 2012, respectively. Amortization expense related to these assets was approximately $249,000 and $306,000 for the six months ended June 30, 2013 and 2012, respectively.

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

Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the three months ended June 30, 2013 and 2012 was approximately $1,108,000 and $1,005,000, respectively. Depreciation expense for buildings and improvements for the six months ended June 30, 2013 and 2012 was approximately $2,237,000 and $1,979,000, respectively.

Impairment. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. As of June 30, 2013 and December 31, 2012, management does not believe indicators of impairment were evident for properties not held for sale and as such, no other impairment charges were recognized.

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

The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Based on the review, no impairment was deemed necessary at December 31, 2012 and, as of June 30, 2013, management does not believe that any indicators of impairment were evident.

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary as of December 31, 2012 and, as of June 30, 2013, management does not believe that any indicators of impairment were evident.

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

Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and includes in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of June 30, 2013 and December 31, 2012.

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

The following is a reconciliation of the denominator of the basic loss per common share computation to the denominator of the diluted loss per common share computations, for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average shares used for Basic EPS	15,986,632	15,400,309	16,072,826	15,316,875

Effect of dilutive securities (1):

Adjusted weighted average shares used for diluted EPS	15,986,632	15,400,309	16,072,826	15,316,875

(1)	Weighted average shares from share based compensation, shares from conversion of NetREIT 01 LP Partnership, Casa Grande LP Partnership, NetREIT Palm Self-Storage LP Partnership, NetREIT Garden Gateway LP Partnership, NetREIT National City Partners LP Partnership and shares from stock purchase warrants with respect to a total of 1,382,433 for the three and six months ended June 30, 2013 and 1,360,096 shares of common stock for the three and six months ended June 30, 2012, respectively were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

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

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. The Company’s cash equivalents, mortgage notes receivable, accounts receivable and payables and accrued liabilities all approximate fair value due to their short term nature. Management believes that the recorded and fair value of notes payable are approximately the same as of June 30, 2013 and December 31, , 2012.

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

Segments. The Company acquires and operates income producing properties including office properties, residential properties, retail properties and self-storage properties and invests in real estate assets, including real estate loans and, as a result, the Company operates in five business segments. See Note 7 “Segments”.

Square Footage, Occupancy and Other Measures. Square footage, occupancy and other measures used to describe real estate and real estate-related investments included in the Notes to Condensed Consolidated Financial Statements are presented on an unaudited basis.

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

3. REAL ESTATE ASSETS AND LEASE INTANGIBLES

A summary of the properties owned by the Company as of June 30, 2013 is as follows:

Property Name	Date Acquired	Location	Square Footage	Property Description	Real estate assets, net (in thousands)
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	5,130.7
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	115,052	Office	12,260.5
World Plaza	September 2007	San Bernardino, California	55,098	Retail	6,741.4
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	1,955.4
Sparky’s Palm Self-Storage	November 2007	Highland, California	50,250	Self-Storage	4,431.6
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self-Storage	6,901.4
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	8,462.3
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,203.6
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,377.2
Morena Office Center	January 2009	San Diego, California	26,784	Office	6,040.9
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	2,014.9
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,294.6
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self-Storage	5,616.8
Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self-Storage	2,675.0
Sparky’s Rialto Self-Storage	May 2010	Rialto, California	101,343	Self-Storage	4,830.5
Genesis Plaza	August 2010	San Diego, California	57,685	Office	8,927.5
Dakota Bank Buildings	May 2011	Fargo, North Dakota	119,749	Office	9,483.6
Yucca Valley Retail Center	September 2011	Yucca Valley, California	103,596	Retail	7,331.8
Sparky’s Sunrise Self-Storage	December 2011	Hesperia, California	93,851	Self-Storage	2,180.7
Port of San Diego Complex	December 2011	San Diego, California	146,700	Industrial	14,231.3
Shoreline Medical Building	May 2012	Half Moon Bay, California	93,851	Office	6,200.6
The Presidio	November 2012	Aurora, Colorado	146,700	Office	7,006.3
Sparky’s Lancaster Self-Storage	May 2013	Lancaster, California	71,000	Self-Storage	3,649.2

NetREIT, Inc properties					138,947.8
			Homes
Model Home properties	Various in	CA, AZ, WA, TX, NC
held in limited partnerships	2009-2013	FL and NJ	64	Residential	18,458.6

Model Home properties	Various in
held in income and investment funds	2003-2008,
	2010-2013	CA, AZ, TX, SC, PA, NJ	17	Residential	6,093.2

Model Home properties					24,551.8

		Total real estate assets and lease intangibles, net			$163,499.6

3. REAL ESTATE ASSETS AND LEASE INTANGIBLES

A summary of the properties owned by the Company as of December 31, 2012 is as follows:

					Real estate
					assets, net
Property Name	Date Acquired	Location	Square Footage	Property Description	(in thousands)
Casa Grande Apartments	April 1999	Cheyenne, Wyoming	29,250	Residential	$1,381.4
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	5,262.9
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	115,052	Office	12,507.2
World Plaza	September 2007	San Bernardino, California	55,098	Retail	6,852.5
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	1,977.6
Sparky’s Palm Self-Storage	November 2007	Highland, California	50,250	Self-Storage	4,486.8
Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self-Storage	6,983.5
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	8,544.2
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,280.3
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,430.2
Morena Office Center	January 2009	San Diego, California	26,784	Office	5,887.0
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	2,052.5
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,335.1
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self-Storage	5,688.7
Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self-Storage	2,693.6
Sparky’s Rialto Self-Storage	May 2010	Rialto, California	101,343	Self-Storage	4,882.0
Genesis Plaza	August 2010	San Diego, California	57,685	Office	9,161.5
Dakota Bank Buildings	May 2011	Fargo, North Dakota	119,749	Office	8,732.6
Yucca Valley Retail Center	September 2011	Yucca Valley, California	103,596	Retail	7,503.1
Sparky’s Sunrise Self-Storage	December 2011	Hesperia, California	93,851	Self-Storage	2,195.8
Port of San Diego Complex	December 2011	San Diego, California	146,700	Industrial	14,275.1
Shoreline Medical Building	May 2012	Half Moon Bay, California	15,335	Office	6,269.6
The Presidio	November 2012	Aurora, Colorado	80,800	Office	7,237.8

NetREIT, Inc properties					137,621.0
			Homes
Model Home properties	Various in	CA, AZ, WA, TX, SC,
held in limited partnerships	2009-2012	NC and NJ	74	Residential	21,552.2

Model Home properties	Various in
held in income and investment funds	2003-2008,
	2010 & 2011	CA, AZ, TX, SC, PA, NJ	18	Residential	6,465.5

Model Home properties					28,017.7

		Total real estate assets and lease intangibles, net			$165,638.7

The following table sets forth the components of the Company’s real estate assets:

	June 30,	December 31,
	2013	2012
Land	$41,959,869	$41,617,925
Buildings and other	129,971,223	130,471,526
Tenant improvements	7,252,006	7,112,494
Lease intangibles	4,569,854	4,569,854
	183,752,952	183,771,799
Less:
Accumulated depreciation and amortization	(20,253,398)	(18,133,080)
Real estate assets, net	$163,499,554	$165,638,719

Operations from each property are included in the Company’s condensed consolidated financial statements from the date of acquisition.

The Company acquired the following properties in the six months ended June 30, 2013:

In January 2013, NetREIT Dubose and Dubose Model Home Investors #201 LP acquired 4 Model Home properties in Texas and leased them back to the home builder. The purchase price for the properties was approximately $1.1 million. The purchase price paid was through a cash payment of approximately $0.5 million and promissory notes totaling approximately $0.6 million.

In May 2013, the Company acquired a self-storage facility in Lancaster, CA for the purchase price of approximately $3.7 million dollars. The purchase price was paid in cash. The facility is comprised of approximately 71,000 square feet of rentable area consisting of approximately 608 self-storage units. The facility was built in 1990 and was approximately 65 percent occupied at acquisition.

The Company disposed of the following properties in the six months ended June 30, 2013:

NetREIT Dubose and the other Model Home entities disposed of sixteen Model Home properties. The sales price, net of selling costs, aggregated approximately $5.3 million and approximately $2.2 million in mortgage notes payable were retired in connection with these sales. The Company recognized a gain of $534,555 related to the sale of these Model Homes.

In May 2013, the Company sold its Casa Grande Apartments for a sales price of $1.8 million. The sale resulted in mortgage payoff of $1.3 million and a gain of $322,356.

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

The Company disposed of the following properties in 2012:

During the six months ended June 30, 2012, NetREIT Dubose and the other Model Home entities disposed of thirty-five Model Home properties. The sales price, net of selling costs, aggregated approximately $8.9 million and approximately $1.5 million in mortgage notes payable were retired in connection with these sales. The Company recognized a gain of $260,360 related to the sale of these Model Homes.

In October 2012, the Company sold approximately 40.0% of vacant land adjacent to the Sparky’s Rialto Self-Storage. The sales price was $290,000 and after selling costs and the cost of the land, the Company recognized a gain of approximately $103,500.

In October 2012, NetREIT 01 LP sold the 7-Eleven located in Escondido, California. The sales price was approximately $1.9 Million and after selling costs and the net book value of the land and building, the Company recognized a gain of approximately $637,900.

The Company allocated the purchase price of the properties acquired during the six months ended June 30, 2013 as follows:

			Total
		Buildings	Purchase
	Land	and other	Price

Sparky’s Lancaster
Self-Storage	$949,000	$2,701,000	$3,650,000

Model Home
Properties	181,350	958,365	1,139,715

The Company allocation of the properties sold during the six months ended June 30, 2013 is as follows:

		Buildings	Total
	Land	and other	Cost

Model Home
Properties	$365,140	$3,085,260	$3,450,400

Casa Grande
Apartments	220,572	1,190,822	1,411,394

The Company allocated the purchase price of the properties acquired during the year ended December 31, 2012 as follows:

			Tenant			Total
		Buildings	Improve-	In-place	Leasing	Purchase
	Land	and other	ments	Leases	Costs	Price

Rite Aid	$366,000	$759,000	$—	$—	$—	$1,125,000

Shoreline
Medical Building	1,820,000	4,311,000	—	83,000	136,000	6,350,000

The Presidio	1,325,000	4,969,400	816,500	27,400	136,700	7,275,000

Model Home
Properties	1,923,852	15,214,443	—	—	—	17,138,295

The Company allocation of the properties sold during the year ended December 31, 2012 is as follows:

		Buildings	Total
	Land	and other	Cost

Model Home
Properties	$1,213,417	$8,196,975	$9,410,392

Rialto land	159,775	—	159,775

7-Eleven	553,359	714,680	1,268,039

Lease Intangibles

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	June 30, 2013			December 31, 2012
			Lease			Lease
	Lease	Accumulated	intangibles,	Lease	Accumulated	intangibles,
	intangibles	amortization	net	intangibles	amortization	net
In-place leases	$2,015,459	$(1,373,591)	$641,868	$2,015,459	$(1,229,792)	$785,667
Leasing costs	1,448,985	(913,003)	535,982	1,448,985	(807,816)	641,169
Tenant relationships	332,721	(332,721)	—	332,721	(332,721)	—
Below-market leases	(841,425)	51,439	(789,986)	(841,425)	37,415	(804,010)
Above-market leases	1,614,114	(924,676)	689,438	1,614,114	(821,947)	792,167

	$4,569,854	$(3,492,552)	$1,077,302	$4,569,854	$(3,154,861)	$1,414,993

As of June 30, 2013, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as  follows:

Estimated
Aggregate
Amortization
Expense
Six month period ending December 31, 2013	$286,473
2014	532,314
2015	388,282
2016	157,215
2017	53,591
Thereafter (principally below market rent amortization)	(340,573)
$1,077,302

The weighted average amortization period for the intangible assets, in-place leases, leasing costs, tenant relationships and below-market leases acquired as of June 30, 2013 was 13.9 years.

4. MORTGAGE NOTES PAYABLE

Mortgage notes payable as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
Mortgage note payable in monthly installments of $24,330 through July 1, 2016, including interest at a fixed rate of 6.51%; collateralized by the Havana/Parker Complex property.	$3,119,976	$3,163,018

Mortgage note payable in monthly installments of $42,383 through April 5, 2020, including interest at a fixed rate of 5.00%; collateralized by the leases and office buildings of the Garden Gateway Plaza property. (1)	7,194,752	9,248,703

Mortgage note payable in monthly installments of $25,995 through September 1, 2015, including interest at a fixed rate of 6.50%; collateralized by the Waterman Plaza Property	3,500,747	3,542,157

Mortgage note payable in monthly installments of $28,865 through March 1, 2034, including interest at a variable rate ranging from 5.5% to 10.5%; with a current rate of 5.5% collateralized by the Sparky’s Thousand Palms Self-Storage property.	4,271,705	4,326,536

Mortgage note payable in monthly installments of $5,171 through December 18, 2022, including interest at a variable rate of currently of 4.75%; through December 20, 2020 indexed to the 5 year Interest Rate Swap rate; collateralized by the Sparky’s Hesperia East Self-Storage property.(2)	898,470	1,666,713

Mortgage note payable in monthly installments of $17,226 through May 3, 2012, including interest at a fixed rate of 5.00%; monthly installments of $19,323 from June 3, 2012, including interest at 4.75% to maturity, or May 15, 2023; collateralized by the Sparky’s Rialto Self-Storage property.(3)	2,189,387	2,512,003

Mortgage note payable in monthly installments of $6,638 through July 1, 2018, including interest at a fixed rate of 5.80%; collateralized by the Casa Grande Apartment property (1).	—	1,020,943

Mortgage note payable in monthly installments of $28,219 through September 1, 2015, including interest at a fixed rate of 4.65%; collateralized by the Genesis Plaza property.	4,679,258	4,738,967

Mortgage note payable in monthly installments of $26,962 through July 1, 2025, including interest at a fixed rate of 5.79% through July 1, 2018; collateralized by the Executive Office Park property.	4,479,110	4,511,736

Mortgage note payable in monthly installments sufficient to amortize the note on a 25 year schedule and the current month interest charge (currently, approximately $36,200), interest at a variable rate of 3.0% over the one month libor with a floor of 5.75% (current rate) and a ceiling of 9.75% through May 31, 2016; collateralized by the Dakota Bank Building property.	5,474,970	5,532,953

Mortgage note payable in monthly installments of $23,919 through April 11, 2015, including interest at a fixed rate of 5.62%; collateralized by the Yucca Valley Retail Center.	3,150,134	3,203,262

Mortgage note payable in monthly installments of $9,858 through January 1, 2019, including interest at a fixed rate of 4.95%; collateralized by the Rangewood Medical Office Building.	1,185,187	1,214,819

Mortgage note payable in monthly installments of $7,562 through January 1, 2019, including interest at a fixed rate of 4.95%; collateralized by Regatta Square.	1,258,723	1,272,994

Mortgage note payable in monthly installments of $61,573 through March 5, 2020, including interest at a fixed rate of 4.75%; collateralized by the Port of San Diego Complex. (1)	10,724,261	9,185,400

Mortgage note payable in monthly installments of $13,896 through June 1, 2021, including interest at a fixed rate of 4.5% subject to reseting at the 3rd and 6th anniversary to the lender’s current rate on similar loans; collateralized by the Morena Office Center.	2,439,582	2,468,148

Mortgage note payable in monthly installments of $9,450 through June 1, 2021, including interest at a fixed rate of 4.5% subject to reseting at the 3rd and 6th anniversary to the lender’s current rate on similar loans; collateralized by the Pacific Oaks Plaza.	1,658,905	1,678,335

Mortgage note payable in monthly installments of $26,043 through June 1, 2022, including interest at a fixed rate of 5.1% subject to reseting at the 3rd and 6th anniversary to the lender’s current rate on similar loans; collateralized by the Shoreline Medical Office Building.	4,013,554	4,067,514

Mortgage note payable in monthly installments of $42,788 through December 6, 2022, including interest at a fixed rate of 4.7%; collateralized by Sparky’s Palm, Joshua and Sunrise Self-Storage properties.	8,176,901	8,250,000

Mortgage note payable in monthly installments of $36,701 through January 6, 2015, including interest at a fixed rate of 5.6%; collateralized by The Presidio.	5,554,609	5,617,671

Mortgage note payable in monthly installments of $13,200 through June 1, 2020, including interest at a fixed rate of 5.0%; collateralized by Sparky’s Lancaster Self- Storage.	1,995,133	—

Subtotal, NetREIT, Inc. properties	75,965,364	77,221,872

Mortgage notes payable in monthly installments of $20,588; maturity date of February 10, 2014, including interest at a fixed rate of 5.50%; collateralized by 7 Model Home properties.	1,552,340	1,628,170

Mortgage notes payable in monthly installments of $2,250; maturity date of September 15, 2015, including interest at a fixed rate of 5.75%; collateralized by 2 Model Home properties.	236,827	407,480

Mortgage notes payable in monthly installments of $14,104 maturity date of December 15, 2015, including interest at a fixed rate of 5.75%; collateralized by 12 Model Home properties.	1,243,768	1,545,578

Mortgage notes payable in monthly installments of $15,683, maturities varying from February 15, 2016 to August 15, 2016, including interest at fixed rates from 5.75%, to 6.30%; collateralized by 12 Model Home properties.	1,231,164	1,723,047

Mortgage notes payable in monthly installments of $35,594; maturity dates of April 15, 2017 through June 15, 2017; including interest at fixed rate of 5.50%; collateralized by 16 Model Home properties.	3,466,735	4,238,005

Mortgage notes payable in monthly installments of $14,732; maturity dates of December 15, 2017; including interest at fixed rate of 5.00%; collateralized by 13 Model Home properties.	1,820,368	1,860,887

Mortgage notes payable in monthly installments of $33,298; maturity dates of June 30, 2013 through January 15, 2018; including interest at fixed rate of 5.50% to 5.84%; collateralized by 15 Model Home properties.	3,276,744	3,855,324

Mortgage notes payable in monthly installments of $2,864; maturity date of January 15, 2018; including interest at fixed rate of 5.00%; collateralized by 2 Model Home properties.	206,658	—

Mortgage notes payable in monthly installments of $2,642; maturity date of January 15, 2018; including interest at fixed rate of 5.00%; collateralized by 2 Model Home properties.	315,790	—

	13,350,394	15,258,491

	$89,315,758	$92,480,363

(1) These notes were refinanced and extended in early 2013. The refinancings included a paydown on the Garden Gateway note and an increase in the mortgage note secured by the Port of San Diego Complex.

(2) Paydown only

(3) Paydown, interest rate reduction and an extended maturity date

The Company is in compliance with all conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable as of June 30, 2013 is as follows:

		Model Home
	NetREIT, Inc.	Properties	Scheduled
	Principal	Principal	Principal
Years Ending:	Payments	Payments	Payments
Six month period ending December 31,2013	$884,454	$568,298	$1,452,752
2014	1,819,793	2,063,262	3,883,055
2015	16,411,563	1,857,650	18,269,213
2016	9,352,108	1,699,749	11,051,857
2017	999,326	6,819,555	7,818,881
Thereafter	46,498,120	341,880	46,840,000
Total	$75,965,364	$13,350,394	$89,315,758

5. RELATED PARTY TRANSACTIONS

The Company had entered into a property management agreement with CHG Properties, Inc. (“CHG”), a wholly-owned subsidiary of CI, to manage all of its properties at rates up to 5% of gross income. For the six months ended June 30, 2013 and June 30, 2012, the Company paid CHG total management fees of approximately $113,000 and $324,000, respectively.

During the term of the property management agreement, the Company had an option to acquire the business conducted by CHG. The option is exercisable, with the approval of a majority of the Company’s directors not otherwise interested in the transaction, without any consent of the property manager, its board or its shareholders. The option price is shares of the Company to be determined by a predefined formula based on the net income of CHG during the 6-month period immediately preceding the month in which the acquisition notice is delivered. The Company has elected to exercise its option to purchase CHG. See Note 1, “Organization and Basis of Presentation” for further discussion.

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to C.I. Holding Group, Inc. and Subsidiaries (“CI”), a small shareholder in the Company that is approximately 35% owned by the Company’s executive management. Total rents charged and paid by these affiliates was approximately $11,000 and $15,000 for the three months ended June 30, 2013 and 2012, respectively. Total rents charged and paid by these affiliates was approximately $20,000 and $29,000 for the six months ended June 30, 2013 and 2012, respectively.

In January 2012, the limited partner of NetREIT 01, LP (the “Partnership”) that owned the 7-Eleven property exercised its option to convert approximately 30.0% of its ownership interests in the Partnership in exchange for approximately 17,060 shares of Company common stock. In March 2012, the Company bought back all of these shares from the limited partner at a price per share that was determined when the partnership was formed, which, adjusted for stock dividends, was $8.44 per share. After conversion, our interest in the Partnership increased to approximately 77%. The stock buy-back transaction was subjected to the Company’s related party transaction policy which requires a review of the transaction by the uninterested parties of the Audit Committee and a subsequent vote by the Company’s Board of Directors. In 2012, the 7-Eleven property was sold. Also in 2012, the Partnership acquired The Presidio property.

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

The value of the nonvested shares was calculated based on the offering price of the shares in the most recent private placement offering of $10 adjusted for stock dividends since granted and assumed selling costs. The value of granted nonvested restricted stock issued during the six months ended June 30, 2013 totalled approximately $656,000 which was calculated using the most recent private placement offering of $10 adjusted for estimated selling costs. The value of granted nonvested restricted stock issued during the six months ended June 30, 2012 totalled approximately $490,000. Compensation expense recorded was approximately $122,000 and $113,000 in the three months ended June 30, 2013 and 2012, respectively. Compensation expense recorded was approximately $245,000 and $251,000 in the six months ended June 30, 2013 and 2012, respectively. The 137,589 nonvested restricted shares as of June 30, 2013 will vest in equal instalments over the next two to four years.

A table of non-vested restricted shares granted and vested since December 31, 2011 is as follows:

Balance, December 31, 2011	63,777
Granted	57,016
Vested	(57,577)
Cancelled	(411)
Balance, December 31, 2012	62,805
Granted	76,283
Vested	(715)
Cancelled	(784)
Balance, June 30, 2013	137,589

Cash Dividends. During the six months ended June 30, 2013 and 2012, the Company paid cash dividends, net of reinvested stock dividends, of approximately $2,145,000, and $2,092,000, respectively, or at an annualized rate $0.543 per share.  As the Company reported net losses in both of these periods, and on a cumulative basis, these cash dividends represent a return of capital to the stockholders rather than a distribution of earnings. The Company paid cash dividends on the Convertible Series 6.3% Preferred Stock of approximately $54,000 in the three and six months ended June 30, 2013 and 2012. The dividends were paid to a subsidiary that is consolidated into the condensed consolidated financial statements of the Company and, as a result, have been eliminated in consolidation.

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

The Company’s chief operating decision maker evaluates the performance of its segments based upon net operating income. Net operating income is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes, ground leases, provisions for bad debts and impairment charges, if any) and excludes other non-property income and expenses, interest expense, depreciation and amortization and general and administrative expenses. The accounting policies of the reportable segments are the same as those described in the Company’s significant accounting policies (see Note 2). There is no intersegment activity.

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the three and six months ended June 30, 2013 and 2012, respectively.

	Three Months		Six Months
	Ending June 30,		Ending June 30,
	2013	2012	2013	2012
Industrial/Office Properties:
Rental income	$2,634,708	$2,129,857	$5,210,357	$4,149,268
Property and related expenses	806,970	716,548	1,657,430	1,398,057
Net operating income, as defined	1,827,738	1,413,309	3,552,927	2,751,211

Residential Properties:
Rental income	756,100	659,375	1,630,418	1,313,556
Property and related expenses	76,055	77,893	152,834	153,836
Net operating income, as defined	680,045	581,482	1,477,584	1,159,720

Retail Properties:
Rental income	644,498	740,288	1,640,372	1,440,644
Property and related expenses	203,009	184,610	387,304	390,373
Net operating income, as defined	441,489	555,678	1,253,068	1,050,271

Self-Storage Properties:
Rental income	821,963	743,620	1,544,718	1,457,858
Property and related expenses	424,753	352,853	809,821	722,769
Net operating income, as defined	397,210	390,767	734,897	735,089

Mortgage loan activity:
Interest income	14,738	18,333	29,314	36,523

Reconciliation to Net Loss Available to Common Shareholders:
Total net operating income, as defined, for reportable segments	3,361,220	2,959,569	7,047,790	5,732,814
Unallocated other income:
Total other income	55,701	1,792	62,381	3,961
Gain on sale of real estate	410,258	54,993	856,911	99,075
General and administrative expenses	1,350,968	1,071,552	2,583,729	2,196,270
Interest expense	1,219,329	1,071,686	2,553,355	2,053,170
Depreciation and amortization	1,325,534	1,214,150	2,640,738	2,390,888
Net (loss) income before noncontrolling interests	(68,652)	(341,034)	189,260	(804,478)
Noncontrolling interests	327,550	92,187	638,611	200,354
Net loss	$(396,202)	$(433,221)	$(449,351)	$(1,004,832)

	June 30,	December 31,
	2013	2012

Assets:
Industrial/Office Properties:
Land, buildings and improvements, net (1)	$86,430,146	$86,695,553
Total assets (2)	90,613,146	90,286,093

Residential Property:
Land, buildings and improvements, net (1)	24,552,141	29,399,405
Total assets (2)	25,063,971	31,869,016

Retail Properties:
Land, buildings and improvements, net (1)	22,232,138	22,613,528
Total assets (2)	23,561,013	23,913,305

Self-Storage Properties:
Land, buildings and improvements, net (1)	30,285,129	26,930,233
Total assets (2)	30,999,387	27,384,412

Mortgage loan activity:
Mortgage receivable and accrued interest	920,216	920,216
Total assets	920,216	920,216

Reconciliation to Total Assets:
Total assets for reportable segments	171,157,733	174,373,042
Other unallocated assets:
Cash and cash equivalents	7,807,237	10,746,536
Other assets, net	3,575,665	12,415
Total Assets	$182,540,635	$185,131,993

(1)  Includes lease intangibles and the land purchase option related to property acquisitions.

(2)  Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	Six Months Ended June 30,
	2013	2012
Capital Expenditures:(1)
Industrial/Office Properties:
Acquisition of operating properties	$—	$6,350,000
Capital expenditures and tenant improvements	1,407,645	500,704

Residential Property:
Acquisition of operating properties	1,139,715	13,577,615

Retail Properties:
Acquisition of operating properties	—	1,125,000
Capital expenditures and tenant improvements	—	153,836

Self Storage Properties:	3,650,000	—
Capital expenditures and tenant improvements	8,903	20,964
Total acquisition of operating properties, net	4,789,715	21,052,615
Total capital expenditures and tenant improvements	1,416,548	675,504
Total additions to real estate assets	$6,206,263	$21,728,119

(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

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

OVERVIEW AND RECENT DEVELOPMENTS

Growth in Capital Resources. During the last five years our stockholders’ equity has increased from approximately $23.9 to $76.1 million at June 30, 2013. Our investment portfolio, consisting of real estate assets, lease intangibles, land purchase option and mortgages receivable, has increased by 372.5% to approximately $163.5 million at June 30, 2013 from $34.6 million at September 30, 2007. The primary source of funds for the growth in the portfolio during these five years was attributable to the issuance of common stock of approximately $62.6 million and from proceeds from mortgage notes payable.

Expansion of Business Model. In addition to the increase in our investment portfolio, in March 2010, the Company acquired the assets and six employees of DMHU. Later that year, the Company formed NetREIT Advisors and transferred the four remaining DMHU employees to this newly formed LLC. NetREIT Advisors began managing and serving as external advisor to NetREIT Dubose.   During the first two years this business was hampered by the slow recovery of the residential building. The real estate market is showing signs of recovery as housing prices have been increasing over the last and homebuilders are once again building homes at a greater rate than over the four previous years.

Acquisitions during the six months of 2013. During the first six months of 2013, NDMHR and Dubose Model Homes #201 LP have acquired 4 model homes with an aggregate value of approximately $1.1 million. Between these two entities, as of June 30, 2013, we own 81 homes with a net book value of approximately $24.5 million.

In May 2013, the Company acquired a self-storage facility in Lancaster, CA for the purchase price of approximately $3.7 million dollars. The purchase price was paid in cash. The facility is comprised of approximately 71,000 square feet of rentable area consisting of approximately 608 self-storage units. The facility was built in 1990 and was approximately 65 percent occupied at acquisition.

Economic Environment

The current economic environment is still characterized by residential housing foreclosures and a shadow inventory, although both have decreased significantly during 2012 and early 2013, and a decreasing supply of homes available for purchase, depressed commercial real estate valuations, slowly improving consumer spending, unemployment that has decreased over the last several years although it still remains higher than pre-recessionary levels. In general, U.S. corporations’ net income and investments have shown improvement and the stock markets are at record level highs. The housing sector has been the bright spot in the economy with increases in home sales and prices. We believe that the pace of the overall recovery will continue to be slow and disjointed. Full recovery will need increasing job growth and the economy situation in European countries will need to stabilize, but even then it will not be consistent across industries, geographies or periods of the year causing an uneven tempo of growth.

Recent U.S. debt size that is continuing to increase and approaching another debt ceiling and the slow economic recovery concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. The possibility of further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. Although the government’s current debt purchase stimulus plan and their intend to keep interest rates low through 2014, these developments and the government’s credit concerns in general, could cause interest rates and borrowing costs to eventually rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

As of June 30, 2013, including properties held for sale, the Company owned or had an equity interest in eleven office buildings and one industrial building (“Office Properties”) which total approximately 786,000 rentable square feet, four retail shopping centers (“Retail Properties”) which total approximately 186,000 rentable square feet, seven self-storage facilities (“Self-Storage Properties”) which total approximately 652,000 square feet and 81 Model Homes owned by four limited partnerships (“Residential Properties”).

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

The Residential Properties, or model home properties, typically lease for periods of 2 to 3 years. The model homes are leased to the developer on a triple net lease. Under a triple net lease the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 28, 2013.

For a discussion of significant accounting policies, see also footnote 2 to the condensed consolidated financial statements.

RECENT EVENTS HAVING SIGNIFICANT EFFECT ON RESULTS OF OPERATIONS

Company and Property Acquisitions

In March 2010, the Company purchased certain tangible and intangible personal property from DMHU, including rights to certain names, trademarks and trade secrets, title to certain business equipment, furnishings and related personal property. DMHU had used these assets in its previous business of purchasing model homes for investment in new residential housing tracts and initially leasing the model homes back to their developer. In addition, the Company also acquired DMHU’s rights under certain contracts, including contracts to provide management services to 19 limited partnerships sponsored by DMHU and for which a DMHU affiliate serves as general partner (the “Model Home Partnerships”). These partnerships include DAP II and DAP III in each of which the Company was a 51% limited partner. In the DMHU Purchase, the Company paid the owners of DMHU $300,000 cash and, in accordance with an earn out issued approximately 39,000 shares of the Company’s common stock, as a result of the level of production the Company achieved from new model home acquisitions over the three year period that ended February 28, 2013. The transaction was accounted for as a business combination. Management performed an analysis of intangible assets acquired with the assistance of an independent valuation specialist and it was determined that $209,000 of the purchase price is attributable to customer relationships and will be amortized over 10 years. The Company had anticipated that the full earn-out would have been achieved and estimated a liability of $1,032,000 associated with the 120,000 shares that it believed would have been issued during the three year earn-out period. As a result, the total purchase price of $1,332,000 was allocated between goodwill of $1,123,000 and intangible assets of $209,000. In 2012, the Company reduced the liability by approximately $691,000 for the difference of the anticipated earn-out to the actual earn-out. As a result of this transaction, the Company’s investment in DAP II and DAP III have been consolidated into the financial statements of NetREIT effective March 1, 2010. The limited partnerships have been consolidated into the financial statements of the Company in accordance with guidelines attributable to variable interests entities.

The Company has formed a Model Homes Division that pursues investment activities based on DMHU’s business model. The Model Homes Division’s activities include the purchase and leaseback of Model Homes in new residential housing tract developments. To pursue this business, the Company formed a new subsidiary, NetREIT Advisors and is sponsoring the formation of NetREIT Dubose Model Home REIT (“NetREIT Dubose”). NetREIT Dubose invests in Model Homes it purchases from home builders in transactions where the builder leases back the Model Home under a short term lease, typically one to three years in length on a triple net basis. Upon expiration of the lease, NetREIT Dubose typically extends the lease of the Model Home until such time the property is sold. NetREIT Dubose owns substantially all of its assets and conducts its operations through an Operating Partnership. NetREIT Advisors serves as the advisor to NetREIT Dubose.

In August 2011, the Company formed Dubose Advisors, LLC (“Dubose Advisors”) a wholly-owned Delaware limited liability company, and sponsored the formation of Dubose Model Home Investors #201, LP. (“201 Partnership”), a California limited partnership. Dubose Advisors is the sole general partner and advisor to the 201 partnership. The 201 Partnership invests in Model Homes it purchases from developers in transactions whereby the developer leases back the Model Home under a short term lease, typically one to three years in length similar to NetREIT Dubose. The Company has initially invested $250,000 to capitalize the 201 Partnership and has raised $3,000,000 in outside investor capital through the sale of limited partner units at $50,000 per unit.

Over the last three years, NetREIT Advisors provided management services to the 19 Model Home Partnerships, pursuant to the rights under the management contracts assigned to it by DMHU. As of June 30, 2013, one partnership remains under management. For these services, NetREIT Advisors receives ongoing management fees and has the right to receive certain other fees when the respective partnership sells or otherwise disposes of its properties.

Effective January 31, 2013, the Company entered into an Agreement and Plan of Merger to consummate the merger acquisition of CHG Properties, Inc. (“CHG”), a California corporation. The Company had the option to purchase CHG pursuant to a February 15, 2005, option agreement. With the existing properties formerly managed through CHG, the 100% owned subsidiary known as NTR Property Management, Inc. (“NTR”), is expected to save the Company approximately $300,000 annually. As the Company acquires more properties, the savings are expected to increase.

The Company acquired the following properties in 2012:

In January 2012, Dubose Model Home Investors #201 LP acquired one model home property in Texas and leased it back to the home builder. The purchase price for the property was $0.38 million. The purchase price paid was through a cash payment of $0.15 million and a promissory note $0.23 million. There are approximately two months results of operations included in the six months ended June 30, 2012 and six months results of operations included in the six months ended June 30, 2013.

In April 2012, NetREIT Dubose and Dubose Model Home Investors #201 LP acquired 19 model home properties in California and Arizona and leased them back to the home builder. The purchase price for the properties was approximately $8.2 million. The purchase price paid was through a cash payment of approximately $3.7 million and promissory notes totaling approximately $4.5 million. There are approximately three months of operations included in the six months ended June 30, 2012 and six months results of operations included in the six months ended June 30, 2013.

In May 2012, the Company acquired the former Rite Aid building in Yucca Valley, California, The building adjoins the Company’s Yucca Valley Retail Center purchased in September 2011. The building was purchased vacant as a result of the relocation of Rite Aid. However, the property remained under lease to the tenant for several more years. The purchase price was approximately $1.1 million all paid in cash. The building consists of approximately17,600 rentable square feet. There is one month results of operations included in the six months ended June 30, 2012 and in January 2013, Rite Aid paid off the remaining term of the lease through a cancellation agreement.

In June 2012, the Company acquired the Shoreline Medical Building for the purchase price of approximately $6.4 million. The Property is a two-story medical office building under a single tenant lease that was built in 1980. The land consists of approximately 38,600 square feet with a building on it of approximately15,335 rentable square feet in Half Moon Bay, California. Half Moon Bay is approximately 25 miles south of San Francisco and 10 miles west of San Mateo. The Company made a down payment of approximately $2.3 million and financed the remainder of the purchase price through a fixed rate mortgage with interest at 5.1%. The interest rate is subject to change at the 3 and 6 year anniversaries of the loan. There are no results of operations included in the six months ended June 30, 2012 and six months results of operations included in the six months ended June 30, 2013.

In June 2012, NetREIT Dubose and Dubose Model Home Investors #201 LP acquired 14 model home properties in New Jersey and Pennsylvania and leased them back to the home builder. The purchase price for the properties was approximately $5.0 million. The purchase price paid was through a cash payment of approximately $2.0 million and promissory notes totaling approximately $3.0 million. There are no results of operations included in the six months ended June 30, 2012 and six months results of operations included in the six months ended June 30, 2013.

The Company disposed of the following properties in 2012:

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

The Company acquired the following properties in the six months ended June 30, 2013:

In January 2013, NetREIT Dubose and Dubose Model Home Investors #201 LP acquired 4 Model Home properties in Texas and leased them back to the home builder. The purchase price for the properties was approximately $1.1 million. The purchase price paid was through a cash payment of approximately $0.5 million and promissory notes totaling approximately $0.6 million. There are no results of operations included in the six months ended June 30, 2012 and approximately five months results of operations included in the six months ended June 30, 2013.

In May 2013, the Company acquired a self-storage facility in Lancaster, CA for the purchase price of approximately $3.7 million dollars. The purchase price was paid in cash. The facility is comprised of approximately 71,000 square feet of rentable area consisting of approximately 608 self-storage units. The facility was built in 1990 and was approximately 65 percent occupied at acquisition. The results of operations for the six months ended June 30, 2013 include approximately one month related to this property.

The Company disposed of the following properties in six months ended June 30, 2013:

NetREIT Dubose and the other Model Home entities disposed of eleven Model Home properties. The sales price, net of selling costs, aggregated approximately $3.8 million and approximately $1.3 million in mortgage notes payable were retired in connection with these sales. The Company recognized a gain of $534,555 related to the sale of these Model Homes

In May 2013, the Company sold its Casa Grande Apartments for a sales price of $1.8 million. The sale resulted in mortgage payoff of $1.3 million and a gain of $322,356.

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012.

Revenues

Total revenue was $4,857,269 for the three months ended June 30, 2013, compared to $4,273,140 for the same period in 2012, an increase of $584,129, or 13.7%. The increase in rental income as reported in 2013 compared to 2012 is primarily attributable to:

•	The addition of the three properties acquired in 2012 and 2013, reduced by two properties sold, as well as the addition of the model home properties which generated an additional $642,000 of rent and fee income in the three months ended June 30, 2013 compared to the same period in 2012. The increase in rent and fee income from model home activity in the quarter was approximately $167,000; and

•	A small decrease of rental income of approximately $24,000 for properties owned for the full three months ended June 30, 2013; and

•	A decrease in revenues of $34,000 from model home partnerships that have either liquidated or are in the process of winding operations down.

Overall rental and fee revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2013 and 2012 for an entire year and future acquisitions of real estate assets.

Interest and other income was $70,439 for the three months ended June 30, 2013, compared to $20,125 for the same period in 2012, an increase of $50,314, or 250.0%. The increase was primarily attributable to reversal of a liability related to tenant improvement commitments of approximately $50,000 in the three months ended June 30, 2013. Interest income was approximately $20,000 for each of the three months ended June 30, 2013 and 2012.

Rental Operating Expenses

Rental operating expenses were $1,510,787 for the three month period ended June 30, 2013 compared to $1,331,904 for the same period in 2012, an increase of $178,883, or 13.4%. The increase in operating expense year over year is primarily attributable to the same reasons that rental revenue increased except there are no increases in rental operating costs associated with the increase in model home rental income. Rental operating costs as a percentage of rental income was 31.1% and 31.2% for the three months ended June 30, 2013 and 2012, respectively.

Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Interest Expense

Interest expense, including amortization of deferred finance charges, increased by $147,643, to $1,219,329, or 13.8% during the three month period ended June 30, 2013 compared to $1,071,686 for the same period in 2012. The primary reason for the increase is the mortgage debt additions related to the addition of two properties after the end of the second quarter of 2012 and, as a result, did not have interest expense for three months ended June 30, 2012. In addition, the Company encumbered three self-storage facilities with a new loan that contributed about $97,000 to the increase in interest expense 2013 over 2012.

The weighted average interest rate as of June 30, 2013 was 5.23% compared to 5.64% as of June 30, 2012. The decline in the weighted average interest rate was due to refinancing and modifying the terms of approximately $18.1 million in two loans that were coming due in early 2013 and 2014 at new interest rates that are between 1.00% and 1.25% lower than the loans that were refinanced in early 2013.

The following is a summary of our interest expense on loans by property for the three months ended June 30, 2013 and 2012:

	Date acquired
	financed
	or refinanced	2013	2012

Havana/Parker Complex	June 2006	$51,577	$52,928
Waterman Plaza	August 2008	57,114	58,424
Sparky’s Thousand Palms Self-Storage	August 2009	58,992	60,463
Sparky’s Hesperia East Self-Storage	December 2009	10,512	24,845
Dubose Acquisition Partners II, LP	March 2010	23,851	23,802
Sparky’s Rialto Self-Storage	May 2010	32,276	41,313
Genesis Plaza	August 2010	54,629	55,991
NetREIT Dubose Model Home REIT, Inc.	October 2010	117,700	101,138
Dakota Bank Buildings	May 2011	79,856	81,464
Casa Grande Apartments	June 2011	8,013	14,914
Executive Office Park	June 2011	64,812	65,529
Yucca Valley Retail Center	September 2011	45,495	46,978
Rangewood Medical Office Building	December 2011	14,749	13,899
Regatta Square	December 2011	15,592	15,889
Dubose Model Home Investor Fund #113, LP	December 2011	3,010	6,488
Dubose Model Home Investors #201, LP	December 2011	48,820	26,528
Morena Office Center	May 2012	27,477	18,135
Pacific Oaks Plaza	May 2012	18,864	12,332
Shoreline Medical Building	June 2012	51,261	18,405
The Presidio	November 2012	78,784	—
Sparky’s Joshua, Palm and Sunrise self-storage facilities	December 2012	97,405	—
Garden Gateway Plaza	February 2013	43,507	143,498
Port of San Diego Complex	March 2013	127,227	143,344
Sparky’s Lancaster Self-Storage	May 2013	8,333	—
Amortization of deferred financing costs		79,473	45,379
		$1,219,329	$1,071,686

General and Administrative Expenses

General and administrative expenses increased by $279,416 to $1,350,968 for the three months ended June 30, 2013, compared to $1,071,552 for the same period in 2012. As a percentage of rental and fee income, general and administrative expenses were 27.8% and 25.1% for the three months ended June 30, 2013 and 2012, respectively. In comparing our general and administrative expenses with other REITs, you should take into consideration that we are a self-administered REIT, which means such expenses are greater for us than an advisory administered REIT. We expect general and administrative expenses as a percentage of revenues to continue to decline in the future as our revenues continue to increase at a faster rate than our expense.

For the three months ended June 30, 2013, our salaries and employee related expenses increased by approximately $166,000 to approximately $794,000 compared to approximately $626,000 for the same three months in 2012, an increase of 26.9%. The increase in salary and employee expenses in 2013 was primarily attributable to the addition of employees that were added with the acquisition of NTR Property Management, Inc.

Legal, accounting and public company related expenses and increased by approximately $61,000 to approximately $161,000 for the three months ended June 30, 2013, compared to approximately $100,000 during the same period in 2012. The increase is due to additional proxy related legal costs as well as a quiet title action that a lender has required the Company to complete related to a property acquired in 2007.

Other increases to general and administrative costs are also attributable to the addition of a Director after the first quarter 2012, compensation changes to the Directors and an increase in income tax expense of a subsidiary in 2013.

Gain/Loss on Sale of Real Estate Assets

In the three month period ended June 30, 2013, the Company had a net gain on the sale of model home properties of $410,258 compared to a net gain of $54,993 for the same three months of 2012. Sales in the previous year were older model homes that had been affected by the downturn in real estate values.

Net Loss

Net loss for the three months ended three months ended June 30, 2013, was $396,202, or $0.02 loss per share, compared to a net loss for the three months ended June 30, 2012 of $433,221, or $0.03 loss per share. The quarter over quarter improvement in the three months ended June 30, 2013 was primarily attributable to an increase of rental income over rental operating costs of approximately $405,000 for the three months ended June 30, 2013 compared to the same period last year and an increase in the gain on sale of real estate assets of approximately $355,000.

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012.

Revenues

Total revenue was $10,025,865 for the six months ended June 30, 2013, compared to $8,361,326 for the same period in 2012, an increase of $1,664,539, or 19.9%. The increase in rental income as reported in 2013 compared to 2012 is primarily attributable to:

•	The addition of the properties acquired in June 30, 2012 and June 30, 2013 and the addition of the model home properties which generated an additional $1,836,317 of rent income in the six months ended June 30, 2013 compared to the same period in 2012; and

•	An increase of rental and fee income of approximately $2,194 for properties owned for the full six months ended June 30, 2013.

•	A decrease of approximately $173,972 in model home rental and fee income as the older partnerships are winding down their operations.

Overall rental and fee revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during June 30, 2012 and June 30, 2013 for an entire year and future acquisitions of real estate assets.

Interest and other income was $91,695 for the six months ended June 30, 2013, compared to $40,484 for the same period in 2012, a increase of $51,211, or 126.5%. The increase was primarily attributable to reversal of a liability related to tenant improvement commitments of approximately $50,000 for the six months ended June 30, 2013. Interest income was approximately $40,000 for each of the six months ended June 30, 2013 and 2012.

Rental Operating Expenses

Rental operating expenses were $3,007,389 for the six months ended June 30, 2013 compared to $2,665,035 for the same period in June 30, 2012, an increase of $342,354, or 12.8%. The increase in operating expense year over year is primarily attributable to the same reasons that rental revenue increased. Rental operating costs as a percentage of rental and fee income was 30.0% and 31.9% for the six months ended June 30, 2013 and 2012, respectively. The decrease in operating costs as a percentage of revenue is primarily due to one-time property tax expense reductions resulting from the positive outcome of appealing assessed values.

Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Interest Expense

Interest expense, including amortization of deferred finance charges, increased by $500,185, to $2,553,355 during the six months ended June 30, 2013 compared $2,053,170 for the same period in June 30, 2012. The primary reason for the increase is the mortgage debt additions related to the acquisitions after June 30, 2012 of The Presidio, The Shoreline Medical Building (in June 2012), Sparky’s Self-Storage Lancaster and additional model home properties. In addition, the Company financed its Sparky’s Joshua, Palm and Sunrise Self-Storage properties. The refinancing of the Port of San Diego and Garden Gateway Plaza reduced interest expense by approximately $136,000 in the six months ended June 30, 2013. The decline in the weighted average interest rate was due to refinancing and modifying the terms of approximately $18.1 million in two loans that were coming due in early 2013 and 2014 at new interest rates that are between 1.00% and 1.25% lower than the loans that were refinanced in early 2013.

The weighted average interest rate as of June 30, 2013 was 5.23% compared to 5.64% as of June 30, 2012.

The following is a summary of our interest expense on loans by property for the six months ended June 30, 2013 and 2012:

	Date acquired
	financed
	or financed	2013	2012

Havana/Parker Complex	June 2006	$102,938	$106,182
Waterman Plaza	August 2008	114,563	117,162
Sparky’s Thousand Palms Self-Storage	August 2009	118,359	121,287
Sparky’s Hesperia East Self-Storage	December 2009	34,182	53,302
Dubose Acquisition Partners II, LP	March 2010	47,702	52,859
Sparky’s Rialto Self-Storage	May 2010	71,464	76,899
Genesis Plaza	August 2010	109,605	112,313
Dubose Model Home Income Fund #3, LTD	December 2010	—	1,308
Dubose Model Home Income Fund #4, LTD	December 2010	—	2,771
Dubose Model Home Income Fund #5, LTD	December 2010	—	349
NetREIT Dubose Model Home REIT, Inc.	October 2010	247,498	180,928
Dakota Bank Buildings	May 2011	159,253	163,319
Casa Grande Apartments	June 2011	22,588	29,898
Executive Office Park	June 2011	129,146	131,277
Yucca Valley Retail Center	September 2011	90,386	93,352
Rangewood Medical Office Building	December 2011	29,516	27,989
Regatta Square	December 2011	31,101	31,861
Dubose Model Home Investor Fund #113, LP	December 2011	5,916	12,977
Dubose Model Home Investors #201, LP	December 2011	99,285	31,663
Morena Office Center	May 2012	54,810	18,135
Pacific Oaks Plaza	May 2012	37,270	12,332
Shoreline Medical Building	June 2012	102,298	18,405
The Presidio	November 2012	157,143	—
Sparky’s Joshua, Palm and Sunrise self-storage facilities	December 2012	193,025
Garden Gateway Plaza	February 2013	203,526	288,061
Port of San Diego Complex	March 2013	231,502	282,952
Sparky’s Lancaster Self-Storage	May 2013	8,333	—
Amortization of deferred financing costs		151,946	85,589
		$2,553,355	$2,053,170

General and Administrative Expenses

General and administrative expenses increased by $387,459 to $2,583,729 for the six months ended June 30, 2013, compared to $2,196,270 for the same period in June 30, 2012. As a percentage of rental and fee income, general and administrative expenses were 25.8% and 26.3% for the six months ended June 30, 2013 and 2012, respectively. In comparing our general and administrative expenses with other REITs, you should take into consideration that we are a self- administered REIT, which means such expenses are greater for us than an advisory administered REIT.

For the six months ended June 30, 2013, our salaries and employee related expenses increased $198,461 to $1,538,114 compared to $1,339,653 for the same six months ended June 30, 2012, an increase of 14.8%. The increase in salary and employee expenses in June 30, 2013 was primarily attributable to the addition of employees in connection with the NTR acquisition. In addition, the Company annually grants salary increases to employees effective January 1 each year.

Legal, accounting and public company related expenses and increased by $73,855 to $333,439 for the six months ended June 30, 2013, compared to $317,166 during the same period in the June 30, 2012. The increase is due higher than normal proxy related costs and a lender’s requirement for the Company regarding a quiet title action related to a property acquired in 2007.

Directors fees increased by $71,994 to $108,372 for the six months ended June 30, 2013 compared to $188,241 for the six months ended June 30, 2012. The increase is due to the addition of a Director and an increase Director fees.

Gain/Loss on Sale of Real Estate Assets

For the six months ended June 30, 2013, the Company had a net gain on the sale of the Casa Grande Apartments and model home properties of $856,911 compared to a net gain of $99,075 for the same period in June 30, 2012.

Net Loss

Net loss for the six months ended June 30, 2013 was $449,351, or $0.03 loss per share, compared to a net loss for the six months ended June 30, 2012 of $1,004,832, or $0.07 loss per share. The decrease in net loss of $555,481 in the six months ended June 30, 2013 was primarily attributable to an increase of approximately $1,322,185 in net operating income rental and fee income less rental operating costs and an increase of $757,636 in the gain on sale of real estate assets offset by an increase in interest expense of approximately $500,185.

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

Overview

We actively seek investments that are likely to produce income in order to pay distributions as well as long-term gains for our stockholders.  Our future sources of liquidity include cash and cash equivalents, cash flows from operations, new mortgages on our unencumbered properties, refinancing of existing mortgages and the possible sale of additional debt or equity securities. Our available liquidity at June 30, 2013 was approximately $15.2 million, including $7.8 million in cash and cash equivalents and an estimated borrowing capacity of approximately $7.4 million from potential mortgages on unencumbered properties. We do not have any arrangement with any financial institution to borrow any amount and therefore we cannot be certain a financial institution would loan that amount on the unencumbered properties or the timing of such borrowings.

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

We believe that our cash flow from our existing portfolio when operational for the full term, and from financing activities, is sufficient to pay the debt service costs on our existing mortgages, fund our operating costs in the near term and fund the cash portion of our distribution to stockholders at the current rate.  During the six months ended June 30, 2013 our net cash provided by operating activities was approximately $1.3 million and the net proceeds from our sales of estate assets was approximately $3.1 million while our cash portion of stockholder distributions was approximately $2.0 million.  Our cash flow from investing activities contributed $0.5 million in the current six month period and our cash flow used in financing activities was $4.7 million for the six months ended June 30, 2013. In the future, if our cash flow from operating, investing and financing activities is not sufficient to fund our short term liquidity needs, including the payment of cash dividends at current rates to our shareholders, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness or we will reduce the rate of distribution to the shareholders.

We further believe that our cash flow from operations along with the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs. We are continually reviewing our existing portfolio for properties that have met maximized short and long term potential with the intent of selling those properties and reinvesting the proceeds in properties that have equivalent or better short term benefits and better long term potential. In second quarter of 2013 we purchased a self-storage facility and completed the sale of our Casa Grande apartments. We have also identified 7 model home properties held for sale in the normal course of business. We expect to obtain additional mortgages and assumption of existing debt collateralized by some or all of our real property in the future to meet our long-term liquidity needs. If we are unable to arrange a line of credit, borrow on unencumbered properties, or sell securities to the public we may not be able to acquire additional properties to meet our long-term objectives.

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

Debt Capital

We obtained approximately $18.1 million during the six months of 2013 and took out a new mortgage for $2.0 million in connection with our purchase of Sparky’s Lancaster Self-Storage. The majority of the proceeds were through the refinancing two largest mortgage loans with a balance at year-end of approximately $18.4 million. These loans of approximately $9.2 million each were maturing in June 2013 and April 2014 and they had a weighted average interest rate of 6.04%. The new loans mature in 2020 and have a weighted average interest rate of 4.85%. The decrease in interest rates will save approximately $200,000 in interest expense in the first year. The annual reduction in debt service as a result of the new loans is approximately $600,000. We anticipate raising additional capital by obtaining loans on our other unencumbered properties without a material increase to our leverage percentage to the company as a whole.

However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the underwriting value of our unencumbered properties and borrowing restrictions that may be imposed by a lender.

Cash and Cash Equivalents

At June 30, 2013, we had approximately $7.8 million in cash and cash equivalents compared to approximately $10.7 million at December 31, 2012. We intend to use this cash for general corporate purposes and distributions to our shareholders.

Our cash and cash equivalents are held in bank accounts at third party institutions and consist of invested cash and cash in our operating accounts.  During 2013 and 2012, we did not experience any loss or lack of access to our cash or cash equivalents.

Debt

As of June 30, 2013, NetREIT had mortgage notes payable in the aggregate principal amount of approximately $76.0 million, collateralized by a total of 19 non model home properties with terms at issuance ranging from 3 to 30 years.  The weighted-average interest rate on the mortgage notes payable as of June 30, 2013 was approximately 5.16%.  Our debt to book value on these properties is approximately 54.7%.  We do not have any mortgage debt balloon principal payments on these properties due during 2013 or 2014.

As of June 30, 2013, NetREIT Dubose had 57 fixed-rate mortgage notes payable in the aggregate principal amount of $8.2 million, collateralized by a total of 57 model home properties, an average of approximately $144,000 per home. These loans generally have a term at issuance of five years.  The weighted-average interest rate on these mortgage notes payable as of June 30, 2013 was 5.50%.  Our debt to net book value on these properties is approximately 52.5%. The Company has guaranteed substantially all of these promissory notes.  The balloon principal payments on the notes payable are in 2015 through 2017 and are typically tied to the end of the lease and sale of the model home securing the debt.

As of June 30, 2013, limited partnerships that the Company has a limited partnership interest in had 24 fixed-rate mortgage note payables in the aggregate principal amount of $5.1 million, collateralized by a total of 24 model home properties, an average of $213,000 per home.  The debt to book value on these properties is approximately 57.6%.  Through June 30, 2013, all of the free cash flow on these limited partnerships was either accumulating as excess cash balances or used to apply the related loan balances with no distribution to the partners. The Company has recently made a special distribution to the 201 investors of 3%/  All of the properties will be sold at the end of the lease agreements and we believe that all properties will be sold for more than the mortgage debt balloon amount.

Despite the disruptions in the debt market discussed in “Overview” above, we believe that we will be able to refinance maturing debts on or before scheduled maturity dates.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2013 was approximately $1.3 million compared to net cash provided by operating activities of approximately $2.2 million for the six months ended June 30, 2012. The decrease of approximately $0.9 million was primarily due to an increase in in other assets and an increase on the gain on sale of real estate assets. We anticipate that with the inclusion of the recent acquisitions and the anticipated acquisitions that the cash provided by operating activities will cover the cash portion of our distribution to shareholders in the future.

Investing Activities

Net cash provided by investing activities was approximately $0.5 million during the six months ended June 30, 2013, compared to net cash used in investing activities of $17.0 million in the same period in 2012. This decrease was primarily attributable to purchasing one property and four model homes in the six months ended June 30, 2013 compared to two properties and 34 model home properties in the six months ended June 30, 2012.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2013 was approximately $4.7 million compared to net cash provided by financing activities of $11.3 million in the same period 2012. The Company used excess cash balances to pay down some of the mortgages bearing the highest interest rates and we also had an increase in the proceeds from mortgages in the current year. We do anticipate our proceeds from mortgage notes to increase due to financing of unencumbered existing properties and anticipated acquisitions.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and interest payments on our fixed and variable rate debt at June 30, 2013 and provides information about the minimum commitments due in connection with our ground lease obligation. Our secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of such debt becoming immediately due and payable.

We are in compliance with all conditions and covenants of our loans.

	Less than			More than
	a year	1-3 Years	3-5 Years	5 Years
	2013	(2014-2015)	(2015-2016)	(After 2016)	Total
Principal payments - secured debt	$884,455	$18,232,357	$10,387,961	$46,460,591	$75,965,364
Interest payments - fixed rate debt	2,294,896	8,607,941	4,754,425	22,685,240	38,342,502
Interest payments - variable rate debt	273,942	119,272	385,474	374,801	1,153,489
Model home properties - secured debt	575,016	3,920,914	8,512,584	341,880	13,350,394
Model home properties - interest payments	547,387	1,465,316	638,305	714	2,651,722
Ground lease obligation (1)	21,910	43,820	43,820	1,249,310	1,358,860
	$4,597,606	$32,389,620	$24,722,569	$71,112,536	$132,822,331

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

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

The following table presents our FFO for the three and six months ended June 30, 2013 and 2012. FFO should not be considered an alternative to net income (loss), as an indication of our performance, nor is FFO indicative of funds available to fund our cash needs or our ability to make distributions to our shareholders. In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of debt, each of which may impact the amount of cash available for distribution to our shareholders.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(396,202)	$(433,221)	$(449,351)	$(1,004,832)
Adjustments:
Income attributable to noncontrolling interests	(327,550)	(92,187)	(638,611)	(200,354)
Gain on sale of real estate assets attributable to noncontrolling interests	250,058	42,931	507,191	53,836
Depreciation and amortization	1,678,354	1,265,183	3,063,864	2,284,993
Gain on sale of real estate assets	(410,258)	(54,993)	(856,911)	(99,075)
	$794,402	$727,713	$1,626,182	$1,034,568

FFO increased in the three months ended June 30, 2013 by $66,689, or 9.2%, to $794,402 compared to $727,713 for the same period in 2012. FFO increased in the six months ended June 30, 2013 by $591,614, or 57.2%, to $1,626,182 compared to $1,034,568 for the same period in 2012. The increase in FFO is primarily due to the a reduction in net loss in 2013 over 2012 offset by an increase on the gain on sale of real estate assets.

On a GAAP basis, cash flow provided by operating activities was $1,316,881 and $2,165,081 for the six months ended June 30, 2013 and 2012, respectively.

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

The following table presents our MFFO for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Funds from operations	$794,402	$727,713	$1,626,182	$1,034,568
Adjustments:
Straight line rent adjustment	(77,953)	(68,174)	(155,376)	(153,052)
Above and below market rents	44,606	82,522	8,807	232,667
Acquisition costs	35,148	81,502	121,907	44,033
Modified Funds from Operations	$796,203	$823,563	$1,601,520	$1,158,216

MFFO was $796,203 in the three months ended June 30, 2013 compared to $823,563, a decrease of $27,360, or 3.3% for the same period in 2012. MFFO increased in the six months ended June 30, 2013 by $443,304, or 38.3%, to $1,601,520 compared to $1,158,216 for the same period in 2012. The small decrease in MFFO in the quarter was due to an increase in straight line rents and reductions in above and below market rent adjustments and acquisition costs. The increase in MFFO in the six months ended June 30, 2013 is for the same reasons as the increase in FFO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2013, the Company also sold 209,079 shares of its common stock to certain of its existing shareholders under its dividend reinvestment plan. The shares were sold directly by the Company without underwriters to a total of approximately 1,372 persons participating in the plan. The Company sold these shares under its registration statement on Form S-3 filed with the Securities and Exchange Commission on January 17, 2012 file number 333-179029.

Issuer Purchases of Equity Securities

(d)
Maximum
Number (or
			(c)	Approximate
			Total	Dollar
			Number of	Value) of
			Shares (or	Shares (or
			Units)	Units)
			Purchased	that May
	(a)		as Part of	Yet Be
	Total	(b)	Publicly	Purchased
	Number of	Average	Announced	Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs (1)	Programs (1)
April 1 — April 30, 2012	4,882	$7.00

Total	4,882	$7.00

1.	The Company does not have a formal policy with respect to a stock repurchase program and typically restricts repurchases to hardship cases only.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description

31.1	Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
31.3	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
32.1	Certification of principal executive officers and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2013	NetREIT, Inc.

	By:	/s/ Jack K. Heilbron
Name: Jack K. Heilbron
Title: Chief Executive Officer

By:	/s/ Kenneth W. Elsberry
Name: Kenneth W. Elsberry
Title: Chief Financial Officer
By:	/s/ J. Bradford Hanson
Name: J. Bradford Hanson
Title: Principal Financial and Accounting Officer

