Form 10-K
period 2013-12-31
NETREIT, INC.
filed 2014-03-31
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-K

(mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2013

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

(760) 471-8536
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No

At March 23, 2014, registrant had issued and outstanding 16,575,922 shares of its common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for NetREIT's Annual Meeting currently scheduled to be held on June 30, 2014 to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

Table of Contents

Part I

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS
AND INDUSTRY DATA

This Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this Form 10-K. Important factors that may cause actual results to differ from projections include, but are not limited to:

•            specific risks that may be referred to in this Form 10-K, including those set forth in the "Risk Factors" section of the Form 10-K;

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

All statements, other than statements of historical facts, included in this Form 10-K regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects, current expectations, forecasts, and plans and objectives of Management are forward-looking statements. When used in this Form 10-K, the words "will," "may," "believe," "anticipate," "intend," "estimate," "expect," "should," "project," "plan," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Form 10-K. We do not undertake any obligation to update any forward-looking statements or other information contained in this Form 10-K, except as required by federal securities laws. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Form 10-K are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. We have disclosed important factors that could cause our actual results to differ materially from our expectations under the "Risk Factors" section of this Form 10-K and elsewhere in this Form 10-K. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Information regarding market and industry statistics contained in this Form 10-K is included based on information available to us that we believe is accurate. We have not reviewed or included data from all sources, and we cannot assure you of the accuracy or completeness of the data included in this Form 10-K. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We undertake no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See the "Risk Factors" section of this Form 10-K for a more detailed discussion of uncertainties and risks that may have an impact on our future results.

ITEM 1. Business

OVERVIEW

NetREIT, Inc. ("we", "our", "us" or the "Company") is a Maryland corporation which operates as a self-managed and self-administered real estate investment trust as defined under the Internal Revenue Code (a "REIT"). As a Maryland chartered corporation, we are governed by the Maryland General Corporation Law (the "MGCL"). We have approximately 16.6 million shares of voting common stock outstanding with approximately 3,000 shareholders none of which own more than 5% of the outstanding shares. We are a non-traded, publicly owned company registered under the Securities Exchange Act of 1934 (the "1934 Act"). Our office is located at 1282 Pacific Oaks Place, Escondido, California, 92029-2900. Our telephone number is 866 781-7721. Our e-mail address is info@netreit.com or you may visit our website at www.netreit.com.

RECENT DEVELOPMENTS

Sold Casa Grande Apartments
In May 2013, the Company sold its Casa Grande Apartments for a sales price of $1.8 million. The sale resulted in a mortgage payoff of $1.3 million and a gain of $322,356.

Purchased Self-Storage in Lancaster, California
In May 2013, the Company acquired a self-storage facility in Lancaster, CA for the purchase price of approximately $3.7 million dollars. The purchase price was paid in cash. The facility is comprised of approximately 71,000 square feet of rentable area consisting of approximately 608 self-storage units.

Acquisition of Property Management Business
Effective January 31, 2013, the Company entered into an Agreement and Plan of Merger to consummate the merger acquisition of CHG Properties, Inc. ("CHG"), a California corporation.  CHG was a related party as it was partially owned by senior executives of NetREIT. The Company had the option to purchase CHG pursuant to a February 15, 2005, option agreement.  From inception to January 31, 2013, CHG Properties managed our Properties under a Restated and Amended Property Management Agreement, dated October 14, 2010, (the "Property Management Agreement"). During the term of the Property Management Agreement, we had the option to acquire CHG Properties' property management business, including its assets used in connection with that business. Our right to exercise this option did not require obtaining consent from the property manager, its board, or its stockholders. We elected to exercise this right effective January 31, 2013. Our board's decision to exercise this right required the approval of a majority of our directors not otherwise interested in the transaction (including a majority of our independent directors). As a result of the Company exercising its right to acquire CHG Properties, existing stockholders of C I Holding Group, Inc. received 200,000 shares of our common stock determined as prescribed under the agreement. The value of CHG Properties was determined to be $1.9 million and, at $9.50 per share, 200,000 shares were issued to the stockholders of C I Holding Group, Inc. As a result of the acquisition, we formed a 100% owned subsidiary, "NTR Property Management, Inc." which is discussed below in Property Management.

Formed Dubose Model Home Investors, #202
In March 2013, we sponsored and through Dubose Advisors, organized Dubose Model Home Investors, # 202 LP ("DMHI #202") for the purpose of raising private equity to invest in model home properties and lease them back to the homebuilders.

CORPORATE STRUCTURE

We were incorporated in the State of California on September 28, 1999 until August 2010 when we were reincorporated as a Maryland chartered corporation.

During the last five years, we have increased our investments in real property (our "Properties") from 13 to 23. We currently own 16 properties in fee interest, partial interests in 6 properties through our investments in 5 limited partnerships for which we serve as the General Partner ("GP") and one limited liability company for which we serve as managing member, and we own one property through a wholly-owned corporation. Each of the 5 limited partnerships is referred to as a "DownREIT." In each DownREIT, we have the right, but not the obligation, through options and put options, to require our co-investors to exchange their interests for shares of our common stock at a stated price within a definite period, generally 5 years from the date they first invested in the entity's real property.

We also own an interest in 51 model homes through our controlled and consolidated but minority owned subsidiary, NetREIT Dubose Model Home REIT, Inc. ("NetREIT Dubose") and interests in an additional 26 model homes through investments as majority limited partner in 6 limited partnerships (the "Model Homes").

MARKET

The Company invests in a diverse portfolio of real estate assets. The Company seeks four types of commercial real estate properties primarily located in the western United States for which the Company's decision-makers internally evaluate operating performance and financial results: residential Properties (including the model homes) ("Model Homes" or "Residential Properties"), industrial and commercial office Properties ("Office Properties"), retail Properties ("Retail Properties"), and self-storage Properties ("Self-Storage Properties").

As of December 31, 2013, including a small number of model home properties held for sale, the Company owned or had an equity interest in twelve Office Properties which total approximately 786,000 rentable square feet, four Retail Properties which total approximately 186,000 rentable square feet, seven Self-Storage Properties which total approximately 652,000 square feet and 77 Model Homes owned by four limited partnerships.

NetREIT's Office, Retail, and Self-Storage Properties are located primarily in Southern California and Colorado, with a single property located in North Dakota. Our Model Home Properties are located in eight states throughout the United States including Texas, California, Arizona, Washington, South Carolina, North Carolina, New Jersey and Pennsylvania.

BUSINESS STRATEGY

Our investment objective is to create current income and growth for our stockholders to fund our continuing operations and to pay out cash distributions calculated monthly and paid quarterly. Our primary strategy to achieve our objective is to invest in and own a diversified portfolio of income producing commercial real estate that will produce a stable cash flow and an increase in value. In the past we have acquired commercial office, industrial, self-storage, retail, single family residential model homes, and multi-unit residential real estate with promising financial opportunities located primarily in the western United States.

Our tenant list of the non-model home portfolio is highly diversified consisting of over 200 individual commercial tenants with an average remaining lease term of approximately 5 years. No single commercial tenant represents more than 5% of revenue, while the Company's ten largest tenants represent 30% of rent revenue. In addition, the rent rolls have limited exposure to any single industry. Over 25% of our net operating income is generated from the self-storage assets and the model home business providing a hedge to longer-term traditional commercial leases.  Our tenants in the model home business are large residential home developers.

Property Investment

DMHU Purchase
In March 2010, we purchased certain assets and rights from Dubose Model Homes USA ("DMHU"), which we refer to as the "DMHU Purchase." Mr. Larry Dubose was the founder, former president and former principal owner of DMHU. Pursuant to the DMHU Purchase, we were also assigned contracts to provide certain Management services to 19 investment limited partnerships sponsored by DMHU and for which past or present DMHU affiliates serve as general partners. All of these partnerships have since been liquidated.

From the Dubose Partnerships, the 6 limited partnerships in which we hold a controlling interest and an interest as a majority limited partner are Dubose Acquisition Partners II, LTD. ("DAP II"), Dubose Model Home Income Fund #3, LTD. ("DMHI Fund #3"), Dubose Model Home Income Fund #4, LTD. ("DMHI Fund #4"), Dubose Model Home Investors Fund #113 LP ("DMHI Fund #113"), Dubose Model Home Investors #201 LP ("DMHI #201"), and Dubose Model Home Investors #202 LP ("DMHI #202"). DMHI Fund #3 and DMHI Fund #4 have one remaining asset, an investment interest in DAP II.

NetREIT Dubose
NetREIT Dubose is a proposed private REIT whose primary business is acquiring Model Homes from third party homebuilders in sale and leaseback ("sale-leaseback") transactions whereby a homebuilder sells the model home to NetREIT Dubose and leases back the model home under a triple net lease ("NNN") for use in marketing its residential development projects. NetREIT Dubose raised $10.6 million pursuant to a private placement of its common stock. The private placement was terminated on December 31, 2013.

As of December 31, 2013, The Company has invested $2.6 million through the purchase of common stock and loaned balance of approximately $875,000 in the form of a convertible promissory note. The Company owned approximately 29% of NetREIT Dubose as of December 31, 2013.

NetREIT Advisors
The 100% owned subsidiary NetREIT Advisors, LLC ("NetREIT Advisors") manages NetREIT Dubose. NetREIT Advisors also provides Management services to the one remaining unaffiliated Dubose Partnership, Dubose Model Home Income Fund #116, LTD pursuant to a contract assigned to us in the DMHU Purchase. For these services, NetREIT Advisors receives ongoing management fees, acquisition fees and has the right to receive certain other fees when the partnership sells or otherwise disposes of the Model Homes.

DMHI #201
Dubose Model Home Investors #201, LP ("DMHI #201") raises private equity to also invest in model home properties and lease them back to the homebuilders. The Company owned 8.33% of DMHI #201 LP as of December 31, 2013. DMHI #201 raised $3.0 million through the sale of partnership units. The Company invested in 5 of the 60 partnership units to be sold for $250,000.

DMHI #202
Dubose Model Home Investors #202, LP ("DMHI #202") was formed in 2013 for the purpose of raising private equity and to also invest in model home properties and lease them back to the homebuilders. The Company owned 20.69% of DMHI #202 as of December 31, 2013.  At December 31, 2013 the partnership had raised approximately $1.5 million including the Company's investment.  This partnership was formed to raise up to $5.0 million through the sale of units valued at $100,000 per unit. The Company invested $300,000 to purchase three partnership units.

Dubose Advisors
The 100% owned subsidiary Dubose Advisors, LLC ("Dubose Advisors") manages DMHI#201 and DMHI #202. For these services, Dubose Advisors receives ongoing management fees, acquisition fees and has the right to receive certain other fees when the partnership sells or otherwise disposes of its Model Homes.  Collectively NetREIT Advisors and Dubose Advisors are referred to as the "Advisors").

Use of Leverage
We use mortgage loans secured by the individual properties in maximizing the return for our stockholders. Normally these loans would be for terms ranging from 5 years to 10 years. Currently the majority of our mortgage loans are structured as non-recourse to us with the limited exceptions that would cause a recourse nature only upon occurrence of certain fraud, misconduct, environmental, or bankruptcy events.  The non-recourse financing limits the exposure to the amount of equity invested in each property pledged as collateral thereby protecting the equity in the other assets.  We can provide no assurance that the non-recourse financing will be available on terms acceptable to us, or at all and there may be circumstances where lenders have recourse to our other assets. To a lesser extent, we use recourse financing or a cross collateral pledge of certain properties.

PROPERTY MANAGEMENT

From inception to January 31, 2013, CHG Properties managed our Properties. As a result of the Company exercising its right to acquire CHG Properties, our new 100% owned subsidiary, "NTR Property Management, Inc." is the current property manager.

Under the NTR Property Management Agreement, we are paying NTR management fees up to 5% of the gross revenues of each property managed. We believe these terms are no less favorable to NetREIT than those customary for similar services in the relevant markets and geographic areas of our Properties. Depending on the location of certain of our Properties and other circumstances, we have retained third party property management companies in Colorado and North Dakota which are unaffiliated with NTR to render property the on-site management services.

The agreement with NTR is expected to save the Company approximately $225,000 annually. As the Company acquires more properties, the savings are expected to increase.

COMPETITION

Our principal factors of competition is our focus on contrarian, immediate yield, value-driven acquisitions by seeking unique properties with identifiable value-creation opportunities without the need for significant structural improvements or other costly renovations. We operate in niche geographies, targeting $5-15 million acquisitions of properties or small portfolios in or to limit competition from both larger and well capitalized buyers focused on core markets.

We compete with a number of other real estate investors, many of which own properties similar to ours in the same markets in which our Properties are located. Competitors include other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. In addition, many of these entities have capital structures that allow them to make investments at higher prices than what we can prudently offer while still generating a return to their investors that is commensurate with the return we are seeking to provide our investors. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants' leases expire. The concentration of our Properties in Southern California, Colorado and North Dakota makes us especially susceptible to local market conditions in these areas. For instance, our self-storage properties are located in Southern California markets containing numerous other self-storage properties. Competition with these other properties will impact the operating results of our self-storage properties, which depends materially on our ability to timely lease vacant self-storage units, to actively manage unit rental rates, and our tenants' ability to make required rental payments.

To be successful, we must be able to continue to respond quickly and effectively to changes in local and regional economic conditions by adjusting rental rates of our Properties as appropriate. If we are unable to respond quickly and effectively, our financial condition, results of operations, cash flow, and ability to satisfy our debt service obligations and to pay dividends may be adversely affected.

REGULATION

Our Management will continually review our investment activity in order to prevent us from coming within the application of the Investment Company Act of 1940 (the "1940 Act"). Among other things, Management will attempt to monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an "investment company" under the Act. If at any time the character of our investments could cause us to be deemed an investment company for purposes of the 1940 Act, would be required to comply with the operating restrictions of the 1940 Act which are generally inconsistent with our typical operations. As such, we will take the necessary action to ensure that we are not deemed to be an "investment company."

Various environmental laws govern certain aspects of the ongoing operation of our Properties. Such environmental laws include those regulating the existence of asbestos-containing materials in buildings, management of surfaces with lead-based paint (and notices to residents about the lead-based paint) and waste-management activities. The failure to comply with such requirements could subject us to government enforcement action and/or claims for damages by a private party.

To date, compliance with federal, state and local environmental protection regulations has not had a material effect on our capital expenditures, earnings, or competitive position. All proposed acquisitions are inspected prior to acquisition. The inspections are conducted by qualified environmental consultants, and we review the issued report prior to the purchase of any property. Nevertheless, it is possible that our environmental assessments will not reveal all environmental liabilities, or that some material environmental liabilities exist of which we are unaware. In some cases, we may be required to abandon otherwise economically attractive acquisitions because the costs of removal or control of hazardous materials have been prohibitive or we have been unwilling to accept the potential risks involved. We do not believe we will be required to engage in any large-scale abatement at any of our Properties. We believe that through professional environmental inspections and testing for asbestos, lead paint and other hazardous materials, coupled with a relatively conservative posture toward accepting known environmental risk, we can minimize our exposure to potential liability associated with environmental hazards.

We are unaware of any environmental hazards at any of our Properties that individually or in the aggregate may have a material adverse impact on our operations or financial position. We have not been notified by any governmental authority, and we are not otherwise aware of any material non-compliance, liability, or claim relating to environmental liabilities in connection with any of our Properties. We do not believe that the cost of continued compliance with applicable environmental laws and regulations will have a material adverse effect on us or our financial condition or results of operations. Future environmental laws, regulations, or ordinances, however, may require additional remediation of existing conditions that are not currently actionable. Also, if more stringent requirements are imposed on us in the future, the costs of compliance could have a material adverse effect on us and our financial condition.

MANAGEMENT OF THE COMPANY

Our Management
We refer to our executive officers and any directors who are affiliated with them as our "Management." Our Management is currently comprised of:

•            Jack K. Heilbron, Chairman of the Board, Chief Executive Officer ("CEO"), and President of NetREIT, Inc., President and Director of NetREIT Dubose, and President of NetREIT Advisors;

•            Kenneth W. Elsberry, Chief Financial Officer ("CFO") and Director of NetREIT, Inc., and CFO of Dubose Advisors;

•            Larry G. Dubose, Director of NetREIT, Inc., CFO and Director of NetREIT Dubose, and CEO of the Advisors;

•             J. Bradford Hanson, Chief Accounting Officer of NetREIT, Inc.; and

•            Gary Katz, Senior Vice President-Asset Management; of NetREIT, Inc.

Mr. Heilbron is responsible for managing our day-to-day affairs. Mr. Dubose is responsible for managing the day-to-day activities of the Advisors and our Model Homes Division, including Model Home acquisitions. Mr. Katz is responsible for managing the day-to-day affairs for Properties except for the Model Homes. Messrs. Heilbron, Elsberry, and Katz are responsible for all Company property acquisitions.

Our Board of Directors

Our Management is subject to the direction and supervision of our board of directors (our "Board"). Among other things, our Board must approve each real property acquisition our Management proposes. There are nine directors comprising our Board, six of whom are independent directors, as defined by the New York and NASDQ Stock Exchanges ("Independent Directors"). Three of our directors, Mr. Heilbron, Mr. Elsberry, and Mr. Dubose are not independent directors.

OFFICES AND EMPLOYEES

Our offices are situated in approximately 12,134 square feet of space in our Pacific Oaks Plaza property located at 1282 Pacific Oaks Place in Escondido, California.

As of March 15, 2014, we have a total of 32 full- time and 8 part-time employees.

TAX STATUS

Starting in our 2000 tax year, we elected to be taxed as a REIT. As a REIT, we are generally not subject to federal income tax on income that we distribute to our stockholders. Under the Internal Revenue Code of 1986, as amended (the "Code"), to maintain our status as a REIT and receive favorable REIT income tax treatment, we must comply with certain requirements of federal income tax laws and regulations. These laws and regulations are complex and subject to continuous change and reinterpretation. We have received an opinion of special tax counsel that we will qualify as a REIT if we achieve certain of our objectives, including diversity of stock ownership and operating standards. However, there is no assurance that we will be able to achieve these goals and thus qualify or continue to qualify to be taxed as a REIT.

The principal tax consequences of our being taxed as a REIT are that our stockholders may receive dividends that are indirectly sheltered from corporate federal income taxation. In the event we fail to qualify as a REIT, we will be subject to taxation on two levels because our income will be taxed at the corporate level and we will not be able to deduct the dividends we pay to our stockholders. In turn, stockholders will be taxed on dividends they receive from us.

To continue to be taxed as a REIT, we must satisfy numerous organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders, as defined in the Code and calculated on an annual basis. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates and stockholders will be taxed on dividends they receive from us, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even though we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.

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

Item 1A. RISK FACTORS

Risks Related to our Operations and an Investment in our Securities

Our long term growth may depend on obtaining additional equity capital.

In the past we relied on cash from the sale of our equity securities to fund the implementation of our business plan, including property acquisitions and building our staff and internal management and administrative capabilities. Our continued ability to fund real estate investments, our operations, and payment of regular dividends to our stockholders will likely be dependent upon our obtaining additional capital through the additional sales of our equity and/or debt securities. Without additional capital, we may not be able to grow our asset base to a size that is sufficient to support our planned growth, current operations, pay our scheduled debt payments, or to pay dividends to our stockholders at current rates or at the levels required to maintain our REIT status (see risk factor titled "We may be forced to borrow funds on a short-term basis, to sell assets or to issue securities to meet the REIT minimum distribution requirement or for working capital purposes"). There is no assurance as to when and under what terms we could successfully obtain additional funding through the sale of our equity and/or debt securities. Our access to additional equity or debt capital depends on a number of factors, including general market conditions, the market's perception of our growth potential, our expected future earnings, and our debt levels.

We currently are wholly dependent on internal cash from our operations and debt financing to fund future property acquisitions, meet our operational costs and pay distributions to our stockholders.

To the extent the cash we receive from our real estate investments and debt financing of unencumbered properties is not sufficient to pay our costs of operations, our acquisition of additional properties, or our payment of dividends to our stockholders, we would be required to seek capital through additional measures. These could include decreasing our operational costs through reductions in personnel or facilities, reducing or suspending our acquisition of real estate, and reducing or suspending dividends to our stockholders.

Reducing or suspending our property acquisition program would prevent us from fully implementing our business plan and reaching our investment objectives. Reducing or suspending the payment of dividends to our stockholders would decrease our stockholders' return on their investment and possibly prevent us from satisfying the minimum distribution requirements of the REIT provisions (see risk factor titled "We may be forced to borrow funds on a short-term basis, to sell assets or to issue securities to meet the REIT minimum distribution requirement or for working capital purposes"). Any of these measures would likely have a substantial adverse effect on our financial condition, the value of our common stock, and our ability to raise additional capital.

There can be no assurance that dividends will be paid or increase over time.

There are many factors that can affect the availability and timing of cash dividends to our stockholders. Dividends will be based principally on cash available from our real estate investments. The amount of cash available for dividends will be affected by many factors, such as our ability to acquire profitable real estate investments and successfully manage our real estate properties and our operating expenses. We can provide no assurance that we will be able to pay or maintain dividends or that dividends will increase over time.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or continue to pay dividends.

Our ability to achieve our investment objectives and to pay regular dividends is dependent upon our acquisition of suitable property investments and obtaining satisfactory financing arrangements. We cannot be sure that our management will be successful in finding suitable properties on financially attractive terms. If our management is unable to find such investments, we will hold the proceeds available for investment in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. Holding such short-term investments will prevent us from making the long-term investments necessary to generate operating income to pay dividends. As a result, we will need to raise additional capital to continue to pay dividends at the current level until such time as suitable property investments become available (see risk factor titled "We may be forced to borrow funds on a short-term basis, to sell assets or to issue securities to meet the REIT minimum distribution requirement or for working capital purposes"). In the event that we are unable to do so, our ability to pay dividends to our stockholders will be adversely affected.

We depend on key personnel, and the loss of such persons could impair our ability to achieve our business objectives.

Our success substantially depends upon the continued contributions of certain key personnel in evaluating and consummating our investments, selecting tenants and determining financing arrangements. Our key personnel include Mr. Jack K. Heilbron, Mr. Kenneth W. Elsberry and Mr. Larry G. Dubose, each of whom would be difficult to replace. If any of our key employees were to cease their association with us, the implementation of our investment strategies could be delayed or hindered, and our operating results could suffer.

We also believe that our future success depends, in large part, upon our ability to hire and retain skilled and experienced managerial, operational and marketing personnel. Competition for skilled and experienced professionals is intense, and we cannot assure our stockholders that we will be successful in attracting and retaining such persons.

We may change our investment and business policies without stockholder consent, and such changes could increase our exposure to operational risks.

Our board of directors may change NetREIT's investment and business policies, including our policies with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders. Although our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of our stockholders, a change in such policies could result in our making investments different from, and possibly riskier than, investments made in the past. A change in our investment policies may, among other things, increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could materially affect our ability to achieve our investment objectives.

The absence of a public market or redemption program for our common stock will make it difficult for our stockholders to sell their shares, which may have to be held for an indefinite period.

There is no public market for our common stock, and we have no plans to cause our common stock to be listed on any securities exchange or quoted on any market system. Additionally, our articles of incorporation contain restrictions on the ownership and transfer of our common stock (see risk factor titled "The stock ownership limit imposed by the Internal Revenue Code for REITs and our articles of incorporation may discourage a takeover that could otherwise result in a premium price to our stockholders"). Further, we do not have a share redemption program, nor do we plan to adopt one in the near future, and any share redemption program we do adopt will be limited in terms of the amount of shares that may be annually redeemed. As a result, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they likely will only be able to sell them at a substantial discount from the price they paid. Thus, our stockholders should consider their shares to be an illiquid and long-term investment, and they should be prepared to hold their shares for an indefinite length of time.

Certain conditions may challenge our ability to establish a stable secondary market for our common stock and to make future offerings of our equity securities.

As of December 31, 2013, we had 16,575,922 shares of our common stock outstanding. Substantially all of these shares are freely tradable (subject to restrictions on the shares held by our directors, officers and other affiliates). Additionally, we intend to issue additional shares of our common stock in the future under our employee and agent incentive plans and possibly in one or more private offerings. Neither we nor any of our affiliates have any control, contractually or otherwise, on the amounts or frequency of trades the holders of these shares may make. The sale of a large amount of common stock in the secondary market could adversely affect the price of our stock in that market and impair our ability to raise capital through additional private placements. Additionally, institutions and other professional investors could seek to take advantage of this condition through short sales of our common stock, which could exert further downward pressure on the trading price.

If we seek to establish a public market for our common stock by listing on a national securities exchange, we may experience a number of challenges related to the secondary market for our shares. The presence of a large number of outstanding freely tradable shares of our common stock in the secondary market could discourage underwriters from participating in a public offering of our common stock and could place us at a disadvantage in negotiating a public offering price with underwriters who do choose to participate. The prices at which we have sold our common stock in the past were, in the absence of a public market, determined based on a number of objective and subjective factors. Accordingly, there is no assurance that the trading price of our common stock in a subsequent public market would correspond with our prior offering prices of common stock or that the trading price of our stock in a public market would reflect our financial condition or performance.

If we failed to comply with applicable exemption requirements in connection with our private placement offerings, we may be liable for damages to certain of our stockholders.

From 2005 until 2012, we conducted multiple private placement offerings in reliance upon the private placement exemptions from registration under Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933 and various exemptions from registration under applicable state securities laws. Many requirements and conditions of these exemptions are subject to factual circumstances and subjective interpretation. There is no assurance that the SEC, any state securities law administrator, or a trier of fact in a court or arbitration proceeding would not determine that we failed to meet one or more of these requirements. In the event that we are found to have sold our securities without an applicable exemption from registration, we could be liable to the purchasers of our securities in that offering for rescission and possibly monetary damages. If a number of investors were successful in seeking one or more of these remedies, we could face severe financial demands that would adversely affect our business and financial condition.

Further, under applicable laws and regulations, our multiple offerings could be combined (or integrated) and treated as a single offering for federal and state securities law purposes. While we have structured each of our offerings individually so that if they are combined they would meet exemption requirements, the law related to integrated offerings remains somewhat unclear and has not been fully defined by the SEC or the courts. Thus, there is uncertainty as to our burden of proving that we have correctly relied on one or more of these private placement exemptions.

If we are deemed to be an investment company under the Investment Company Act, our stockholders' investment return may be reduced.

We are not registered as an investment company under the Investment Company Act of 1940, as amended ("Investment Company Act") based on exceptions we believe are available to us. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things, limitations on capital structure, restrictions on specified investments, prohibitions on transactions with affiliates, and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Our articles of incorporation permit our board of directors to issue stock with terms that may subordinate the rights of existing stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors has the authority to establish more than one series of preferred stock and to fix the relative preferences and rights regarding conversion, voting powers, restrictions, limitations as to dividends and other distributions, and terms of redemption without shareholder approval. Thus, our board could authorize the issuance of a series of preferred stock with terms and conditions that are more favorable that those of our outstanding common or preferred stock. Such series of stock could also have the effect of delaying, deferring or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price to holders of our stock, even if it would be in the best interest of our stockholders.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired.

Under Maryland law, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the holder becomes an "interested stockholder." These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer, including potential acquisitions that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Our rights and the rights of our stockholders, to recover claims against our officers and directors are limited.

Our articles of incorporation eliminate the liability of our officers and directors for monetary damages to the fullest extent permissible under Maryland law. Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interest, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our articles of incorporation authorize us, and our bylaws require us, to indemnify our directors, officers, employees and agents to the maximum extent permitted under Maryland law. Because of these provisions, we and our stockholders may have more limited rights to monetary damages against our directors and officers than might otherwise be available under common law. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents in any legal actions to collect damages against them.

The compensation to be paid to our management cannot be predicted, and significant changes in such compensation could adversely affect our operations and ability to pay dividends.

Because our board of directors may vary the amount of fees that we pay to our property manager and its affiliates, we cannot predict the amount of compensation that we will be required to pay these entities. In addition, because our management is given broad discretion to determine when to consummate a transaction, we rely on them to dictate the level of our business activity. Compensation paid to our management in connection with the management and operation of our properties will reduce funds available for payment of dividends.

Our management faces certain conflicts of interest with respect to their positions and/or interests in NetREIT and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

We rely on our management, Messrs. Heilbron, Elsberry and Dubose, for implementation of our investment policies and our day-to-day operations. Messrs. Heilbron and Elsberry are also officers and directors of NTR Properties and certain affiliated entities. Mr. Dubose, who we rely on for the day-to-day operations of NetREIT Advisors and our Model Homes Division, is also an executive officer of Dubose REIT and, like Messrs. Heilbron and Elsberry, engages in other investment and business activities in which NetREIT has no economic interest. Their loyalties to these other entities could result in action or inaction that it detrimental to our business, which could harm the implementation of our business strategy. For instance, they may have conflicts of interest in making investment decisions regarding properties for us as opposed to other entities with similar investment objectives or in determining when to sell properties. Additionally, they may face conflicts of interest in allocating their time among us, Dubose REIT and their other real estate investment programs or business ventures and in meeting their obligations to us and those other entities. Their determinations in these situations may be more favorable to other entities than to NetREIT.

Possible future transactions with our executive management or their affiliates could create a conflict of interest, which could result in actions that are not in the long-term best interest of our stockholders.

Under prescribed circumstances, we may enter into transactions with affiliates of our management, including the borrowing and lending of funds, the purchase and sale of properties and joint investments. Currently, our policy is not to enter into any transaction involving sales or purchases of properties or joint investments with management or their affiliates, or to borrow from or lend money to such persons. However, our policies in each of these regards may change in the future.

We face system security risks as we depend on automated processes and the Internet.

We are increasingly dependent on automated information technology processes. While we attempt to mitigate this risk through offsite backup procedures and contracted data centers that include, in some cases, redundant operations, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack. In addition, an increasing portion of our business operations are conducted over the Internet, increasing the risk of viruses and security breaches that could cause system failures and disruptions of operations.

Risks Related to Investments in Real Estate

Unsettled conditions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on our operations.

Uncertainties, dislocations, and disruptions in the financial markets have resulted in a tightening of secured real estate financing. Lenders with whom we typically deal have instituted more stringent underwriting requirements and increased their credit spreads as the demand for higher risk premiums continues. The amount of mortgage financing available may further contract and borrowing costs may increase in the future. Higher costs of mortgage financing and restricted levels of borrowing may result in lower yields from our real estate investments, which may reduce our cash flow available for distribution to our stockholders. Reduced cash flow could also diminish our ability to purchase additional properties and thus decrease our diversification of real estate ownership.

Further disruptions in the financial markets and continued uncertain economic conditions could adversely affect the value of our real estate investments.

Further disruptions in the financial markets and continued uncertain economic conditions could adversely affect the value of our real estate investments. Such conditions could impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments. As a result, the value of our property investments could decrease below the amounts paid for such investments, the value of collateral securing our loan investments could decrease below the outstanding principal amounts of such loans, and revenues from our properties could decrease due to fewer tenants or lower rental rates. These factors would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions.

A decrease in real estate values could negatively affect our ability to refinance our properties and our existing mortgage obligations.

A decrease in real estate values would decrease the principal amount of secured loans we can obtain on a specific property and our ability to refinance our existing mortgage loans. In some circumstances, a decrease in the value of an existing property which secures a mortgage loan may require us to prepay or post additional security for that mortgage loan. This would occur where the lender's initial appraised value of the property decreases below the value required to maintain a loan-to-value ratio specified in the mortgage loan agreement. Thus, any sustained period of depressions in real estate prices would likely adversely affect our ability to finance our real estate investments.

We may be adversely affected by unfavorable economic changes in the geographic areas where our properties are located.

Adverse economic conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of the properties underlying our investments. The deterioration of any of these local conditions could hinder our ability to profitably operate a property and adversely affect the price and terms of a sale or other disposition of the property.

Competition for properties could negatively impact our profitability.

In acquiring real properties, we experience substantial competition from other investors, including other REITs and real estate investment programs. Many of these competitors are larger than we are and have access to greater financial resources. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments. Because of this competition, we may be limited in our ability to take advantage of attractive investment opportunities that are consistent with our objectives. Our inability to acquire the most desirable properties on favorable terms could adversely affect our financial condition, our operations and our ability to pay dividends.

Our inability to sell a property at the time and on the terms we desire could limit our ability to realize a gain on our investments and pay distributions to our stockholders.

Generally, we seek to sell, exchange or otherwise dispose of our properties when we determine such action to be in our best interests. Many factors beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Therefore, our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions to our stockholders.

Lease default or termination by one of our major tenants could adversely impact our operations and our ability to pay dividends.

The success of our real estate investments materially depends on the financial stability of our tenants. A default or termination by a significant tenant on its lease payments would cause us to lose the revenue associated with such lease and could require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure, if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Additionally, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to our stockholders.

A property that incurs a vacancy could be difficult to sell or re-lease and could have a material adverse effect on our operations.

We expect our properties to periodically incur vacancies by reason of lease expirations, terminations, or tenant defaults. If a tenant vacates a property, we may be unable to re lease the property without incurring additional expenditures, or at all. If the vacancy continues for a long period of time, if the rental rates upon such re-lease are significantly lower than expected, or if our reserves for these purposes prove inadequate, we will experience a reduction in net income and may be required to reduce or eliminate distributions to our stockholders. In addition, because a property's market value depends principally upon the value of the leases associated with that property, the resale value of a property with high or prolonged vacancies could suffer, which could further reduce our returns.

Shorter lease terms tend to increase our maintenance costs.

Leases in our multi-family residential and self-storage properties are typically month-to-month. In our experience, shorter leases lead to more frequent tenant turnover, which tends to increase our leasing and maintenance costs as compared to those we incur with longer leases. While we attempt to account for these anticipated higher costs in the amount of tenant deposits and rental rates we require, we are not always able to do so within a given tenant market.

We may incur substantial costs in improving our properties.

In order to re-lease a property, substantial renovations or remodeling could be required. For instance, we expect that some of our properties will be designed for use by a particular tenant or business. Upon default or termination of the lease by such a tenant, the property might not be marketable without substantial capital improvements. The cost of construction in connection with any renovations and the time it takes to complete such renovations may be affected by factors beyond our control, including material and labor shortages, subcontractor defaults and delays, weather conditions, and changes in federal, state and local laws. If we experience cost overruns resulting from delays or other causes in any construction project, we may have to seek additional debt financing. Further, delays in construction will cause a delay in our receipt of revenues from that property and could adversely affect our ability to meet our debt service obligations.

Uninsured losses may adversely affect returns to our stockholders.

Our policy is to obtain insurance coverage for each of our properties covering loss from liability, fire, and casualty in the amounts and under the terms we deem sufficient to insure our losses. Under tenant leases on our commercial and retail properties, we require our tenants to obtain insurance to cover casualty losses and general liability in amounts and under terms customarily obtained for similar properties in the area. However, in certain areas, insurance to cover some losses, generally losses of a catastrophic nature such as earthquakes, floods, terrorism and wars, is either unavailable or cannot be obtained at a reasonable cost. Consequently, we may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, we could lose some or all of our investment in the property. In addition, other than any working capital reserve or other reserves we may establish, we likely would have no source of funding to repair or reconstruct any uninsured property.

Because we are not required to maintain specific levels of cash reserves, we may have difficulty in the event of increased or unanticipated expenses.

We do not currently have, nor do we anticipate that we will establish in the future, a permanent reserve for maintenance and repairs, lease commissions, or tenant improvements of real estate properties over and above those required by certain lenders. To the extent that existing expenses increase or unanticipated expenses arise and accumulated reserves are insufficient to meet such expenses, we would be required to obtain additional funds through borrowing or the sale of property. There can be no guarantee that such additional funds will be available on favorable terms, or at all.

We may have to extend credit to buyers of our properties and a default by such buyers could have a material adverse effect on our operations and our ability to pay dividends.

In order to sell a property, we may lend the buyer all or a portion of the purchase price. When we provide financing to a purchaser, we bear the risk that the purchaser may default or that we may not receive full payment for the property sold. Even in the absence of a purchaser default, the distribution of the proceeds of the sale to our stockholders, or the reinvestment of the proceeds in other assets, will be delayed until the promissory note or other property we may accept upon a sale are actually paid, sold, refinanced or otherwise disposed.

We may acquire properties in joint ventures, partnerships or through limited liability companies, which could limit our ability to control or liquidate such holdings.

We generally hold our investments in real property in the form of a 100% fee title interest. However, we may also purchase partial interest in a property, either directly with others as co-owners (a co-tenancy interest) or indirectly through an intermediary entity such as a joint venture, partnership or limited liability corporation. Also, we may on occasion purchase an interest in a long-term leasehold estate (for example, a ground lease like our ground lease on World Plaza) or we may enter into a sale-leaseback financing transaction (see risk factor titled "In a sale-leaseback transaction, we are at risk that our seller/lessee will default, which could impair our operations and limit our ability to pay dividends"). Such ownership structures allow us to hold a more valuable property with a smaller investment, but also reduce our ability to control such properties. In addition, if our co-owner in such arrangements experiences financial difficulties or is otherwise unable or unwilling to fulfill its obligations, we may be forced to find a new partner on less favorable terms or lose our interest in such property if no partner can be found.

As a general partner in DOWNREIT partnerships, we could be responsible for all liabilities of such partnership.

We own six of our properties indirectly through limited partnerships under a DOWNREIT structure. In a DOWNREIT structure, as well as some joint ventures or other investments we may make, we will employ a limited partnership as the holder of our real estate investment. We will likely acquire all or a portion of the interest in such investment as a general partner. As a general partner, we would be potentially liable for all of the liabilities of the partnership, even if we don't have rights of management or control over its operation. Therefore, our liability could far exceed the amount or value of investment we initially made, or then had, in the partnership.

We are subject to risks and uncertainties associated with the internalization of management of our properties.

NTR Property Management, Inc., our wholly owned subsidiary serves as our property manager.  Prior to the internalization of our management, we were externally managed by CHG Properties, Inc. Effective as of January 31, 2013 we acquired CHG Properties, Inc. and thereby became internally managed. Realizing our business objectives depends in large part on the ability of NTR Property Management, Inc. to effectively manage the day-to-day operations of our assets and properties. We cannot assure you that our past performance with external management will be indicative of internal management's ability to function effectively and successfully operate our company. We do not have an operating history with internal management and do not know if we will be able to successfully integrate our former external management. If NTR Property Management, Inc. is not successful in managing our properties to achieve the investment returns we anticipate, our operations may be adversely impacted.

Our ability to operate a property may be limited by contract, which could prevent us from obtaining the maximum value from such properties.

Some of our properties will likely be contiguous to other parcels of real property, for example, comprising part of the same shopping center development. In some cases, there could exist significant covenants, conditions and restrictions, known as CC&Rs, relating to such property and any improvements or easements related to that property. The CC&Rs would restrict our operation of that property which could adversely affect our operating costs and reduce the amount of funds that we have available to pay dividends.

We may acquire properties "AS IS," which increases the risk that we will have to remedy defects or costs without recourse to the prior owner.

We may acquire real estate properties "as is," with only limited representations and warranties from the property seller regarding matters affecting the condition, use and ownership of the property. If defects in the property or other matters adversely affecting the property are discovered, we may not be able to pursue a claim for any or all damage against the seller. Therefore we could lose some or all of our invested capital in the property as well as rental income. Such a situation could negatively affect our results of operations.

In a sale-leaseback transaction, we are at risk that our seller/lessee will default, which could impair our operations and limit our ability to pay dividends.

On occasion we may lease an investment property back to the seller for a certain period of time. When the seller/lessee subleases space to its tenants, the seller/lessee's ability to meet any mortgage payments and its rental obligations to us will likely be subject to its subtenants' ability to pay their rent on a timely basis. A default by the seller/lessee or other premature termination of its leaseback agreement with us and our subsequent inability to release the property could cause us to suffer losses and adversely affect our financial condition and ability to pay dividends.

We may be required under applicable accounting procedures and standards to make impairment charges against one or more of our properties.

Under current accounting standards, requirements, and procedures, we are required to periodically evaluate our real estate investments for impairment based on a number of indicators. Impairment indicators include real estate markets, leasing rates, occupancy levels, mortgage loan status, and other factors which directly or indirectly affect the value of a particular property. The properties acquired prior to the recession that started in 2007-8 are more susceptible to these indicators. For example, a tenant's default under a lease, the upcoming termination of a long-term lease, the pending maturity of a mortgage loan secured by a property, and the unavailability of replacement financing are all impairment indicators. The presence of any of these indicators may require us to make a material impairment charge against the property so affected. If we determine an impairment has occurred, we are required to make an adjustment to the net carrying value of the property which could have a material adverse effect on our results of operations and financial condition for the period in which the impairment charge is recorded.

Discovery of toxic mold on our properties may adversely affect our results of operation.

Litigation and concern about indoor exposure to certain types of toxic molds have been increasing as the public becomes aware that exposure to mold can cause a variety of health effects and symptoms, including allergic reactions. Toxic molds can be found almost anywhere; when excessive moisture accumulates in buildings or on building materials, mold growth will often occur, particularly if the moisture problem remains undiscovered or unaddressed. We attempt to acquire properties where there is no toxic mold or where there has not been any proceeding or litigation with respect to the presence of toxic mold. However, we cannot provide assurances that toxic mold will not exist on any of our properties at acquisition or will not subsequently develop. The presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, the presence of significant mold could expose us to liability from our tenants, employees of our tenants, and others if property damage or health concerns arise

Risks Related to Debt Financing

Mortgage indebtedness and other borrowings increase our operational risks.

Loans obtained to fund property acquisitions will generally be secured by mortgages on our properties. The more we borrow, the higher our fixed debt payment obligations will be and the greater the risk that we will not be able to timely meet these payment obligations. At December 31, 2013, we had a total of approximately $90 million of secured financing on our properties and we intend to continue to borrow funds through secured financings to acquire additional properties. If we are unable to make our debt payments as required, due to a decrease in rental or other revenues or an increase in our other costs, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment, diminishing the value of our real estate portfolio.

Our risk of losing property through a mortgage loan default is greater when the property is cross-collateralized.

In circumstances we deem appropriate, we may cross-collateralize two or more of our properties to secure a single loan or group of related loans, such as where we purchase a group of unimproved properties from a single seller or where we obtain a credit facility for general application from an institutional lender. Cross-collateralizing typically occurs where the lender requires a single loan to finance the group of properties, rather than allocating the larger loan to separate loans, each secured by a single property. Our default under a cross-collateralized obligation could result in the loss of all of the properties securing the loan. At December 31, 2013, we had one (1) cross-collateralized mortgage between the self-storage properties of Sparky's Palm, Joshua, and Sunrise which terms contain a release clause for each property.

Lenders may require restrictive covenants relating to our operations, which may adversely affect our flexibility and our ability to achieve our investment objectives.

Some of our mortgage loans may impose restrictions that affect our distribution and operating policies, our ability to incur additional debt and our ability to resell interests in the property. Loan documents may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, replace the property manager, or terminate certain operating or lease agreements related to the property. Such restrictions may limit our ability to achieve our investment objectives.

Financing arrangements involving balloon payment obligations may adversely affect our ability to pay dividends.

Some of our mortgage loans require us to make a lump-sum or "balloon" payment at maturity. And in the future, we may finance more properties in this manner. Our ability to make a balloon payment at maturity could be uncertain and may depend upon our ability to obtain additional financing, to refinance the debt or to sell the property. At the time the balloon payment is due, we may not be able to refinance debt on terms as favorable as the original loan or sell the property at a sufficient price. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.
In addition, making a balloon payment may leave us with insufficient cash to pay the distributions that are required to maintain our qualification as a REIT. At December 31, 2013, without respect to our Model Home Division, we had loans that require no balloon payments of due in 2014, $22.1 million due in 2015, and nothing maturing in 2016. The loans The Model Home Division pays off its mortgage loans out of proceeds from the sale of homes. Any deficiency in the sale proceeds would have to be paid out of existing cash, diminishing the amount available for dividends.

Risks Related to our Status as a REIT and Related Federal Income Tax Matters

Failure to qualify as a REIT could adversely affect our operations and our ability to pay dividends.

We expect to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will qualify for any particular year. If we lose our REIT qualification, we would be subject to federal corporate income taxation on our taxable income. Additionally we would not be allowed a deduction for dividends paid to shareholders. And, unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified. The income tax consequences could be substantial and would reduce our cash available for distribution to stockholders and investments in additional assets. Further, we could be required to borrow funds or liquidate some investments in order to pay the applicable tax.

As a REIT, we may be subject to tax liabilities that reduce our cash flow.

Even if we continue to qualify as a REIT for federal income tax purposes, we may be subject to federal and state taxes on our income or property, including the following:

•            To continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gains) to our shareholders. If we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to corporate income tax on the undistributed income.

•            We will be subject to a 4% nondeductible excise tax on the amount, if any, by which the distributions that we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income, and 100% of our undistributed income from prior years.

•            If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•            If we sell a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain will be subject to the 100% "prohibited transaction" tax.

•            We may be subject to state and local taxes on our income or property, either directly or indirectly, because of the taxation of our operating partnership or of other entities through which we indirectly own our assets.

We may be forced to borrow funds on a short-term basis, to sell assets, or to issue securities to meet the REIT minimum distribution requirement or for working capital purposes.

In order to maintain our REIT status or avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings. To qualify as a REIT, in general, we must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains. We have and intend to continue to make distributions to our stockholders, however, our ability to make distributions may be adversely affected by the risk factors described elsewhere in this Item 1A. In the event of a decline in our operating results and financial performance or in the value of our asset portfolio, we may not have cash sufficient for distribution. Therefore, to preserve our REIT status or avoid taxation, we may need to borrow funds, sell assets or issue additional securities, even if the then-prevailing market conditions are not favorable.

In addition, we require a minimum amount of cash to fund our daily operations. Due to the REIT distribution requirements, we may be forced to make distributions when we otherwise would use the cash to fund our working capital needs. Therefore, we may be forced to borrow funds, to sell assets or to issue additional securities at certain times for our working capital needs.

The stock ownership limit imposed by the Internal Revenue Code for REITs and our articles of incorporation may discourage a takeover that could otherwise result in a premium price for our stockholders.

In order for us to maintain our qualification as a REIT, no more than 50% of our outstanding stock may be beneficially owned, directly or indirectly, by five or fewer individuals (including certain types of entities) at any time during the last half of each taxable year. To ensure that we do not fail to qualify as a REIT under this test, our articles of incorporation restrict ownership by one person or entity to no more than 9.8% in value or number, whichever is more restrictive, of any class of our outstanding stock. This restriction may have the effect of delaying, deferring or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Ordinary dividends payable by REITs generally are taxed at the higher ordinary income rate, which could reduce the net cash received by stockholders and may be detrimental to our ability to raise additional funds through any future sale of our common shares.

The maximum U.S. federal income tax rate for "qualifying dividends" payable by U.S. corporations to individual U.S. shareholders currently is 15%. However, ordinary dividends payable by REITs to its shareholders generally not eligible for the reduced rates for qualifying dividends and are taxed at ordinary income rates (the maximum individual income tax rate currently is 35%). This could reduce the net cash received by our stockholders as a result of their investment and could be detrimental to our ability to raise additional funds through the future sale of our common stock.

Tax-exempt stockholders will be taxed on our distributions to the extent such distributions are unrelated business taxable income.

Generally, neither ordinary nor capital gain distributions should constitute unrelated business taxable income ("UBTI") to tax-exempt entities, such as such as employee pension benefit trusts and individual retirement accounts. Our payment of distributions to a tax-exempt stockholder will constitute UBTI, however, if the tax-exempt stockholder has incurred debt to acquire its shares. Therefore, tax-exempt shareholders are not assured all dividends received will be tax-free.

Our common stock may not be a suitable investment for qualified retirement plans.

Investors who are qualified plans, such as a pension, profit sharing, 401(k), Keogh or other qualified retirement plan, or who are IRAs should satisfy themselves that:

•            their investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code;

•            their investment is made in accordance with the documents and instruments governing their Retirement Plan or IRA, including their plan's investment policy;

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

We have not evaluated and will not evaluate whether an investment in our common stock is suitable for any particular plan.

Risks Related to Legal and Regulatory Requirements

Costs of complying with governmental laws and regulations may reduce our net income and the cash available for distributions to our stockholders.

Our properties are subject to various local, state and federal regulatory requirements, including those addressing zoning, environmental and land use, access for disabled persons, and air and water quality. These laws and regulations may impose restrictions on the manner in which our properties may be used or business may be operated, and compliance with these standards may require us to make unexpected expenditures, some of which could be substantial. Additionally, we could be subject to liability in the form of fines, penalties or damages for noncompliance, and any enforcement actions could reduce the value of a property. Any material expenditures, penalties, or decrease in property value would adversely affect our operating income and our ability to pay dividends to our stockholders.

The costs of complying with environmental regulatory requirements, of remediating any contaminated property, or of defending against claims of environmental liability could adversely affect our operating results.

Under various federal, state and local environmental laws, ordinances and regulations, an owner or operator of real property is responsible for the cost of removal or remediation of hazardous or toxic substances on its property. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated.

For instance, federal regulations require us to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials ("ACMs"), and potential ACMs on our properties. Federal, state, and local laws and regulations also govern the removal, encapsulation, disturbance, handling and disposal of ACMs and potential ACMs, when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a property. There are or may be ACMs at certain of our properties. As a result, we may face liability for a release of ACMs and may be subject to personal injury lawsuits by workers and others exposed to ACMs at our properties. Additionally, the value of any of our properties containing ACMs and potential ACMs may be decreased.

There are comprehensive regulatory programs governing underground storage tanks used in a convenience store-tenant's gasoline operations. Compliance with existing and future laws regulating underground storage tanks may require significant capital expenditures, and the remediation costs and other costs required to clean up or treat contaminated sites could be substantial.

Although we have not been notified by any governmental authority and are not otherwise aware of any material noncompliance, liability or claim relating to hazardous substances in connection with our properties, we may be found noncompliant in the future. Environmental laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of any hazardous substances. Therefore, we may be liable for the costs of removing or remediating contamination of which we had no knowledge. Additionally, future laws or regulations could impose an unanticipated material environmental liability on any of the properties that we purchase.

The presence of contamination, or our failure to properly remediate contamination of our properties, may adversely affect the ability of our tenants to operate the contaminated property, may subject us to liability to third parties, and may inhibit our ability to sell or rent such property or borrow money using such property as collateral. Any of these occurrences would adversely affect our operating income.

Compliance with the Americans with Disabilities Act may require us to make unintended expenditures that could adversely impact our results of operations.

Our Properties are generally required to comply with the Americans with Disabilities Act of 1990, or the ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to people with disabilities. Compliance with ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. The parties to whom we lease properties are obligated by law to comply with the ADA provisions, and we believe that these parties may be obligated to cover costs associated with compliance. If required changes to our properties involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, our tenants may to be able to cover the costs and we could be required to expend our own funds to comply with the provisions of the ADA. Any funds used for ADA compliance will reduce our net income and the amount of cash available for distributions to our stockholders.

The effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act on our business earnings and financial condition are uncertain.

In July 2010, the United States enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank Act affects almost every aspect of the U.S. financial services industry, including certain aspects of the markets in which we operate. The Dodd-Frank Act leaves significant discretion to federal agencies as to exactly how to implement its broad provisions. As a result, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time and the full extent of the impact of the Dodd-Frank Act on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act, which may negatively impact results of operations and financial condition.

ITEM 2. PROPERTIES

General Information

The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, retail, self-storage and residential properties located in the western United States. As of December 31, 2013, the Company owned or had an equity interest in eleven office buildings and one industrial building ("Office Properties") which total approximately 786,000 rentable square feet, four retail shopping centers ("Retail Properties") which total approximately 186,000 rentable square feet, seven self-storage facilities ("Self-Storage Properties") which total approximately 652,000 rentable square feet, and 77 Model Homes owned by four limited partnerships  ("Residential Properties") primarily located in eleven states.

Our tenants consist of local, regional and national businesses. Our properties generally attract a mix of diversified tenant's creating lower risk in periods of economic fluctuations. Our largest tenant represented less than 5.0% of our total revenues for the year ended December 31, 2013.

We directly manage the operations and leasing of our properties. Substantially all of our revenues consist of base rents received under leases that generally have terms that range from less than one year to 5 years. We estimate that at least 50% of our existing leases as of December 31, 2013 contain "step up" rental clauses that provide for increases in the base rental payments.

Geographic Diversification Table

The following table shows a list of Properties we owned as of December 31, 2013, grouped by the state where each of our investments is located.

	NetREIT, Inc. Properties
State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent (1)	Approximate % of Aggregate Annual Rent

California	15	1,105,200	68.0%	$9,855,700	63.0%
Colorado	7	399,200	24.6%	4,071,900	26.0%
North Dakota	1	119,700	7.4%	1,724,600	11.0%
	23	1,624,100	100.0%	$15,652,200	100.0%

	Model Home Properties
State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent (1)	Approximate % of Aggregate Annual Rent

Texas	37	112,700	52.0%	$876,500	37.8%
California	15	41,400	19.1%	738,100	31.8%
New Jersey	12	29,000	13.4%	393,700	17.0%
Pennsylvania	8	19,000	8.8%	172,300	7.4%
Arizona	2	6,300	2.9%	74,400	3.2%
Florida	1	2,100	1.0%	15,400	0.7%
South Carolina	2	5,000	2.8%	48,800	2.1%
	77	215,500	100.0%	$2,319,200	100.0%
____________
(1)	Actual rental and other income for the year ended December 31, 2013.

The following table summarizes certain information relating to our properties as of December 31, 2013 excluding model homes:

Property Summary
Property/Location	Sq. Ft.	Date Acquired	Year Property Constructed	Purchase Price*	Occupancy	Percent Ownership	Mortgage Notes Payable Encumbered by the property	Renovation or Improvement Cost (1)
Industrial/Office Properties:
Havana/Parker Complex	114,000	06/06	1975	$5,828,963	57.9%	100.0%	$3,098,780	$—
Aurora, CO (2) (12)

Garden Gateway Plaza	115,052	03/07	1982	$15,132,624	78.4%	94.0%	$7,119,544	360,000
Colorado Springs, CO (3) (7)

Executive Office Park	65,084	07/08	2000	$10,125,881	79.0%	100.0%	$4,447,699	45,000
Colorado Springs, CO (4)

Pacific Oaks Plaza	16,000	09/08	2005	$4,876,483	100.0	100.0%	$1,639,658	—
Escondido, CA (5)

Morena Office Center	26,784	01/09	1987	$6,575,000	86.8%	100.0%	$2,411,282	—
San Diego, CA (2)

Fontana Medical Plaza	10,500	02/09	1980	$1,919,800	100.0%	51.0%	$1,990,880	—
Fontana, CA (6)

Rangewood Medical Office Building	18,222	03/09	1998	$2,630,000	68.2%	100.0%	$1,155,305	38,000
Colorado Springs, CO (2)

Genesis Plaza	18,222	08/10	1986	$10,000,000	86.1%	100.0%	$4,618,147	90,000
San Diego, CA (2)

Dakota Center	119,749	05/11	1982	$9,575,000	79.3%	100.0%	$5,417,950	690,000
Fargo, ND (4)

Port of San Diego Complex	146,700	12/11	1971/2008	$14,500,000	75.9%	73.3%	$10,608,385	150,000
National City, CA (4)

Shoreline Medical Center	15,335	05/12	1980	$6,350,000	100.0%	100.0%	$3,959,914	11,000
Half Moon Bay, CA (2)

The Presidio	80,800	11/12	1988	$7,275,000	83.0%	77.3%	$5,492,375	20,000
Colorado Springs, CO (4)

Self-Storage Properties:

Sparky's Palm Self-Storage	50,250	11/07	2003	$4,848,919	84.2%	52.0%	$8,116,028	7,000
Highland, CA (7) (11)

Sparky's Joshua Self-Storage	149,750	12/07	2003/2005	$8,007,127	69.5%	100.0%	$—	7,000
Hesperia, CA (8) (11)

Sparky's Thousand Palms Self-Storage	113,126	08/09	2007	$6,200,000	70.2%	100.0%	$4,215,349	—
Thousand Palms, CA

Sparky's Hesperia East Self-Storage	72,940	12/09	2007	$2,775,000	46.9%	100.0%	$890,774	—
Hesperia, CA

Sparky's Rialto Self-Storage	101,343	05/10	2007	$5,290,000	54.9	100.0%	$2,166,791	100,000
Rialto, CA

Sparky's Sunrise Self-Storage	93,851	12/11	1985/1989	$2,200,000	67.9%	100.0%	$—	10,000
Hesperia, CA (11)

Sparky's Lancaster Self-Storage	71,000	05/13	1990	$3,650,000	61.9	100.0%	$1,965,504	30,000
Lancaster, CA

Residential Properties: (9)

Retail Properties:
World Plaza	55,098	09/07	1974	$7,650,679	80.9	100.0%	$—	25,000
San Bernardino, CA (4)

Regatta Square	5,983	10/07	1996	$2,180,166	100.0	100.0%	$1,244,615	—
Denver, CO (4)

Waterman Plaza	21,170	08/08	2008	$7,164,029	100.0	100.0%	$3,457,973	—
San Bernardino, CA (4)

Yucca Valley Retail Center	103,596	9/11 & 5/12	1978	$7,801,700	95.5	92.9%	$3,095,974	485,000
Yucca Valley (4) (10)

____________
*     Prior to January 1, 2009, "Purchase Price" includes our acquisition related costs and expenses for the purchase of the property. After January 1, 2009, acquisition related costs and expenses were expensed when incurred.
(1)	Expected capital expenditures over the next 12 months.
(2)	An office building leased to tenants on a gross basis where the tenant may be required to pay property related expenses in excess of the base year property related expenses.
(3)	Garden Gateway Plaza is comprised of three buildings, each on a separate legal parcel. Information is for all three buildings in the Garden Gateway Plaza
(4)	Leased primarily on a triple net basis or property related expenses in excess of the base year property related expenses.
(5)	Approximately 12,134 square feet, or 75.8% of this property, is occupied by the Company and related parties as its corporate offices.
(6)
Under a single user lease to DVA Healthcare Renal Care, Inc. ("DVA") on a triple net basis, where the tenant is responsible for paying all property related expenses. DVA is a wholly-owned subsidiary of Davita, Inc., a leading provider of dialysis services in the United States for patients suffering from chronic kidney failure. The property is owned by Fontana Medical Plaza, LLC, the Company is the Managing Member and 51% owner.

(7)	This property is owned by a DOWNREIT Partnership for which we serve as general partner and in which we own less than a 100% equity interest.
(8)	Self-storage property with a self-serve car wash on premises.
(9)	Does not include Model Home properties.
(10)	In May 2012, the Company purchased a parcel within the Center that was previously owned by an unrelated party. The parcel has a building consisting of approximately 17,600 rentable square feet.
(11)	This loan is cross-collateralized by the Sparky's Palm, Joshua and Sunrise Self-Storage facilities.
(12)
In the quarter ended September 30, 2013, the Company determined that an additional impairment existed on its Havana Parker property and recorded an asset impairment of $1.5 million. At December 31, 2013, the book value of the property was $3.5 million and the property was encumbered with a CMBS loan with a balance of $3.1 million and a maturity date of July 1, 2016. The Company commenced paying the net cash flow from the property in order to get the loan assigned to the proper Servicing Agent qualified to negotiate a modification of the loan. The net cash flow is substantially less than the monthly payment due. The Company has made reduced mortgage payments for the previous five (5) mortgage payments. In May 2013, months before the decision to pay only the net cash flow generated by the property, the Company engaged a third party consultant with experience in modification of CMBS loans to have the terms of the loan modified by the lender on the property. Negotiations with the lender are currently ongoing. However, on March 4, 2014, the Company received a notice of foreclosure from the lender stating that the covenants of the deed of trust have been violated for failure to pay principal and interest when due together with all other payments provided for in the evidence of debt secured by the deed of trust and other violations.  The notice also included a Notice of Sale of the real property to be held on June 25, 2014. We expect that the debt service requirements will be reduced and term of the loan will be extended or we will be allowed to pay off the loan at a discounted amount prior to the date of sale. We have evaluated the potential loss contingency in accordance with generally accepted accounting principles and concluded that it is not likely at this time that the Company will experience further loss. However, if the negotiations are not successful, the Lender may move forward with the court action and foreclose on the property. The loan on the Havana Parker property is non-recourse.

From the time that the Company commenced paying only net cash flow, scheduled payments through December 31, 2103 totaled approximately $100,000 and the Company paid approximately $24,000. The Company has accrued all interest and late charges through December 31, 2013.

Top Ten Tenants Physical Occupancy Table

The following table sets forth certain information with respect to our top ten tenants.

Tenant	Number of Leases	Annualized Base Rent as of December 31, 2013	Percent of Total Annualized Base Rent as of December 31, 2013
Restaurant Technology Services LLC	1	$621,400	4.78%
County of San Mateo	1	$606,400	4.66%
County of San Bernardino	1	$553,800	4.26%
Epsilon Systems Solutions, Inc.	1	$500,700	3.85%
Goodwill Industries	1	$498,300	3.83%
Caliber Bodyworks, Inc.	1	$482,300	3.71%
Wells Fargo Dealer Services, Inc.	1	$456,500	3.51%
Aeroflex Colorado Springs, Inc.	1	$453,900	3.49%
Waddell & Reed	1	$302,400	2.32%
Acosta, Inc.	1	$287,200	2.21%
____________
(1) Includes scheduled rent increases in 2014.

Physical Occupancy Table for Last 5 Years (1)

	Date	Percentage Occupancy as of the Year Ended December 31,
	Acquired	2009	2010	2011	2012	2013
Industrial/Office Properties:
Havana/Parker Complex	06/06	53.00%	53.20%	57.40%	59.20%	57.90%
Garden Gateway Plaza	03/07	85.10%	69.68%	83.50%	82.80%	78.40%
Executive Office Park	07/08	90.70%	89.60%	88.80%	84.50%	79.50%
Pacific Oaks Plaza (2)	09/08	100.00%	100.00%	100.00%	100.00%	100.00%
Morena Office Center	01/09	77.20%	77.20%	92.40%	92.40%	86.80%
Fontana Medical Plaza	02/09	100.00%	100.00%	100.00%	100.00%	100.00%
Rangewood Medical Office Building	03/09	94.30%	94.90%	83.40%	68.20%	68.20%
Genesis Plaza	08/10		86.70	76.40%	89.70%	86.10%
Dakota Center	05/11			98.30	98.30%	79.30%
Port of San Diego Complex	12/11			51.70	51.70%	75.90%
Shoreline Medical Building	05/12				100.00	100.00%
The Presidio	11/12				65.50	83.00%
Self-Storage Properties:
Sparky's Palm Self-Storage	11/07	86.70%	80.70%	82.10%	83.00%	84.20%
Sparky's Joshua Self-Storage	12/07	75.40%	63.90%	69.50%	67.50%	69.50%
Sparky's Thousand Palms Self-Storage	08/09	41.60%	57.10%	76.50%	73.50%	70.20%
Sparky's Hesperia East Self-Storage	12/09	34.60%	47.00%	43.60%	42.00%	46.90%
Sparky's Rialto Self-Storage	05/10		46.70	53.00%	49.70%	54.90%
Sparky's Sunrise Self-Storage	12/11			65.40	67.40%	67.90%
Sparky's Lancaster Self-Storage						61.91%
Residential Properties: (3)
Retail Properties:						80.90
World Plaza	09/07	87.10%	90.20%	87.10%	83.00%	100.00%
Regatta Square	10/07	100.00%	100.00%	100.00%	100.00%	100.00%
Waterman Plaza	08/08	83.60%	83.60%	95.30%	100.00%	94.00%
Yucca Valley Retail Center	9/2011 & 5/12			92.90	95.50%	94.00%
____________
(1)	Information is provided only for the years that we owned the property.
(2)	Approximately 12,134 square feet, or 75.8% of this property, is occupied by the Company and related parties as its corporate offices.
(3)	Does not include Model Home properties.

Occupancy and Average Effective Annual Rent Per Square Foot

The following table presents the average effective annual rent per square foot for our properties, excluding our model home properties, as of December 31, 2013.

Property	Square Footage	Annual Gross Rent (1)	Percentage Occupied at December 31, 2013	Annual Rent Per Sq Ft At Full Occupancy

Industrial/Office Properties:
Havana/Parker Complex	114,000	$718,100	57.90%	$10.55
Garden Gateway Plaza	115,052	$1,690,100	78.40%	$15.39
Executive Office Park	65,084	$978,500	79.00%	$18.73
Pacific Oaks Plaza (2)	16,000	$71,200	100.00%	$17.36
Morena Office Center	26,784	$492,500	86.80%	$21.37
Fontana Medical Plaza	10,500	$272,800	100.00%	$27.46
Rangewood Medical Office Building	18,222	$305,400	68.20%	$23.20
Genesis Plaza	57,685	$1,288,600	86.10%	$24.33
Dakota Center	119,749	$1,380,800	98.30%	$17.91
Port of San Diego Complex	146,700	$938,100	75.90%	$9.92
Shoreline Medical Building	15,335	$559,700	100.00%	$46.86
The Presidio	80,800	$1,317,200	83.00%	$21.12
Self-Storage Properties (2):
Sparky's Palm Self-Storage	50,250	$500,100	84.20%	$11.62
Sparky's Joshua Self-Storage	149,750	$682,800	69.50%	$5.66
Sparky's Thousand Palms Self-Storage	113,126	$598,000	84.20%	$7.18
Sparky's Hesperia East Self-Storage	72,940	$203,800	69.50%	$5.76
Sparky's Rialto Self-Storage	101,343	$456,900	54.90%	$7.73
Sparky's Sunrise Self-Storage	93,851	$448,400	67.90%	$6.00
Residential Properties:
Retail Properties:
World Plaza	55,098	$732,100	83.00%	$16.08
Regatta Square	5,983	$236,900	100.00%	$40.28
Waterman Plaza	21,170	$640,000	95.30%	$31.56
Yucca Valley Retail Center	103,596	$993,300	95.50%	$9.30
____________
(1)	Annual Gross Rent is calculated based upon contractual rents due as of December 31, 2013, determined using GAAP including CAM reimbursements and leases.
(2)	Used 2013 actual rents for the year.
(3)	The Company, and related entities, occupy approximately 12,134 square feet, or 75.8% of this property as its corporate offices.

Average Effective Annual Rent Per Square Foot for Last 5 Years (1)

	Average Effective Annual Rent per Square Foot
	For the Years Ended December 31,
	2009	2010	2011	2012	2013
Industrial/Office Properties:
Havana/Parker Complex	$9.85	$10.26	$9.40	$10.64	$10.55
Garden Gateway Plaza	$16.96	$15.63	$15.58	$17.74	$15.39
Executive Office Park	$18.80	$18.14	$18.63	$17.79	$18.73
Pacific Oaks Plaza (2)	$15.94	$17.36	$17.36	$17.36	$17.36
Morena Office Center	26.53	$26.72	$23.15	$19.90	$21.37
Fontana Medical Plaza	24.66	$28.60	$27.91	$25.98	$27.46
Rangewood Medical Office Building	21.62	$24.09	$23.94	$24.57	$23.20
Genesis Plaza			$30.17	$24.90	$24.33
Dakota Center			$12.65	$11.73	$17.91
Port of San Diego Complex			$11.87	$12.37	$9.92
Shoreline Medical Building				$36.50	$46.86
The Presidio				$24.89	$21.12
Self-Storage Properties:
Sparky's Palm Self-Storage	$11.30	$11.18	$11.42	$11.99	$11.62
Sparky's Joshua Self-Storage	$6.55	$5.95	$5.32	$6.75	$5.66
Sparky's Thousand Palms Self-Storage	10.37	$6.16	$5.34	$6.37	$7.18
Sparky's Hesperia East Self-Storage	7.81	5.79	$6.12	$4.14	$5.76
Sparky's Rialto Self-Storage			$7.56	$9.07	$7.73
Sparky's Sunrise Self-Storage			$6.88	$7.09	$6.00
Sparky's Lancaster Self-Storage
Residential Properties (3):
Retail Properties:
World Plaza	$15.40	$14.09	$14.04	$14.55	$16.08
Regatta Square	$38.17	$32.08	$32.97	$33.00	$40.28
Waterman Plaza	$23.32	$24.81	$26.54	$28.31	$31.56
Yucca Valley Retail Center				$11.35	$9.30

____________
(1)	Annualized from date of acquisition in year acquired.
(2)	The Company and related entities occupy 75.8% of this property as its corporate offices.
(3)	Does not include Model Home properties.

Lease Expirations Tables (1)

The following table shows lease expirations for our Properties as of December 31, 2013, assuming that none of the tenants exercise renewal options.

	NetREIT, Inc. Properties
Expiration Year	Number of Leases Expiring	Square Footage	Annual Rental From Lease	Percent of Total
2014	47	70,781	$574,700	4.8%
2015	36	135,174	1,061,200	8.9
2016	31	215,368	1,200,400	10.0
2017	15	59,934	554,300	4.6
2018	18	73,289	941,900	7.9
2019	6	49,261	4,037,700	33.7
2020	10	144,857	742,300	6.2
2021	4	6,100	1,462,800	12.3
2022	2	9,693	440,400	3.7
2023	2	6,136	243,000	2.0
2024	1	2,512	727,000	5.9
Totals	172	773,105	$11,985,700	100.0%
____________
(1)	Table excludes residential and self-storage properties.

	Model Home Properties
Expiration Year	Number of Leases Expiring	Square Footage	Annual Rental From Lease	Percent of Total
2014	61	157,548	759,900	82.4
2015	16	37,466	162,000	17.6
	77	195,014	$921,900	100.0%

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our financial position, results of operation or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Market Information

To date, there is no public market for any of our securities. Our common stock is not currently traded on any stock exchange or electronic quotation system, and we do not expect that our securities will be publicly traded in the near future.

Number of Holders of Each Class of Stock

As of March 15, 2014, there were 2,988 holders of our Series A common stock and a single holder of our Convertible Series 6.3% preferred stock.

Dividend Payments

We pay quarterly cash distributions computed on a monthly basis to our common stockholders. The following is a summary of cash payment amount per share for the years 2013 and 2012:

Month	2013	2012
	Cash Dividend	Cash Dividend
January	$$0.0451	$$0.0451
February	$0.0451	$0.0451
March	$0.0451	$0.0451
April	$0.0451	$0.0451
May	$0.0451	$0.0451
June	$0.0451	$0.0451
July	$0.0451	$0.0451
August	$0.0451	$0.0451
September	$0.0451	$0.0451
October	$0.0451	$0.0451
November	$0.0451	$0.0451
December	$0.0451	$0.0451
Total	$$0.5412	$$0.5412
___________

The December 31, 2013, quarterly cash distribution of $0.13575 per common share was payable and was paid in January 2014.

In December 2011, the Company issued approximately 1,649 shares of its Convertible Series 6.3% Preferred Stock. The Company paid approximately $105,000 in dividends in the years ended December 31, 2013 and 2012.

Dividend Policy

We plan to pay at least 90% of our annual REIT Taxable Income to our stockholders in order to maintain our status as a REIT. We have paid dividends to our stockholders at least quarterly since the first quarter we commenced operations on April 1, 1999.

We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions. Although we eventually intend to make cash dividend distributions out of our operating cash flow and proceeds from the sale of properties. During 2013, we declared dividends of $8.8 million and approximately $3.9 million of these dividends paid were repaid to the Company through a reinvestment in Company common stock. The net cash paid out with respect to dividends during the year ended December 31, 2013 was approximately $4.8 million. Cash flow from operations for the year was $4.1 million. Therefore, to fund our future dividends, we expect that we will continue to rely on proceeds from additional borrowings of secured or unsecured debt and from proceeds from the sale of properties until such time that our cash flow from operations exceeds the amount of cash dividends paid to stockholders. In the event that we are unable to make distributions out of cash flow from operations, or cannot secure additional equity or debt financing, our ability to declare and pay a cash dividend on our common stock may be materially limited.

To the extent that we make distributions in excess of our earnings and profits, as computed for federal income tax purposes, these distributions will represent a return of capital, rather than a dividend, for federal income tax purposes. Distributions that are treated as a return of capital for federal income tax purposes generally will not be taxable as a dividend to a U.S. stockholder, but will reduce the stockholder's basis in its shares (but not below zero) and therefore can result in the stockholder having a higher gain upon a subsequent sale of such shares. Return of capital distributions in excess of a stockholder's basis generally will be treated as gain from the sale of such shares for federal income tax purposes.

Annually, we provide each of our stockholders a statement detailing distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital. During the years ended December 31, 2013 and 2012, all distributions were non-taxable as they were considered return of capital to the stockholders.

Equity Compensation Plan Information

The Company established the 1999 Flexible Incentive Plan (the "Plan") for the purpose of attracting and retaining employees. The Plan provides that no more than 10% of the outstanding shares of common stock can be issued under the Plan. At December 31, 2011, the maximum number of shares that could be issued under the plan was approximately 1,648,000 shares. Prior to 2006, the Company awarded approximately 56,000 stock options. In 2006, the Compensation Committee of the Board of Directors adopted a restricted stock compensation plan under the Plan. There have been approximately 386,000 restricted shares granted since adopting the restricted stock compensation plan. At December 31, 2013, the amount of common shares available for future grants under the Plan is approximately 1,261,000 shares.

Issuer Purchases of Equity Securities

Not Applicable. (1)

ITEM 6.                          SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to materially differ from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the timing and strength of national and regional economic growth, the strength of commercial and residential markets, competitive market conditions, fluctuations in availability and cost of construction materials and labor resulting from the effects of worldwide demand, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and an investment in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information. See Item 1A for a discussion of material risks.

OVERVIEW AND BACKGROUND

Growth in Assets. Our portfolio of real estate consists of commercial office, industrial, self-storage, retail with promising financial opportunities located primarily in the western United States. In addition we manage a portfolio of model homes that are leased back to the residential home developers on a NNN basis. During the last five years our investment portfolio has increased by 148% to approximately $184.2 million at December 31, 2013 from $66 million at December 31, 2008. The primary source of funds for the growth in the portfolio during these five years was attributable to the issuance of common stock of approximately $61 million from our private placement offerings and from proceeds from mortgage notes payable.

The year 2013 was a slow growth year since we only acquired one commercial building and 14 model homes. The growth was not slowed due to lack of capital. However, in the commercial area we were involved in lengthy negotiations to acquire a package of office buildings that would have required all of our cash balances plus some and therefore did not entertain any other acquisitions. We placed in escrow an office building in Bismarck, North Dakota in November 2013 that will close in 2014. Our growth in model home acquisitions was hampered by our turning away business from a large developer in early 2013 as such acquisition would have resulted in a large concentration of homes with one developer and then in early 2013 another of our larger developers was involved in a merger that caused them to cease financings until the merger is consummated in 2014. We expect that we will be acquiring model homes from both of these developers in 2014.

Expansion of Business model.  In March 2010, the Company acquired the business and six employees of DMHU. Later that year, the Company formed NetREIT Advisors and transferred the four remaining DMHU employees to this newly formed LLC. NetREIT Advisors served as external advisor to NetREIT Dubose. In 2011, Dubose Advisers was formed to manage and serve as external advisors to Dubose Model Home Partnership #201 and Dubose Model Home Partnership #202.  These advisors generated fees of approximately $403,000 and $888,000 during the years ended December 31, 2013 and 2012, respectively. The decrease in fees was primarily due to a reduction of $518,000 in acquisition fees that is directly related to acquisition of only 14 model homes in 2013 compared to 49 homes in 2012. Our operating expenses associated with the Advisors are primarily employee costs and are semi-fixed in nature. For the years ended December 31, 2013 and 2012, the operating loss of the two Advisor entities was $810,600 and $243,000, respectively.

Housing starts and building permits continued to rise during 2013, home prices rose to the highest level in four years and there are signs that the surplus in housing supply is dwindling. During the year ended December 31, 2013 NetREIT Dubose rental income increased by approximately $280 thousand or 15.8% and gains from sale of model homes increased $734.6 thousand.  Since the Company only owns a small percentage of these entities the minority interest increased primarily due to these increases.

The number of homes decreased due to NetREIT Dubose Model Home entities that own the properties only acquired 14 model homes for $4.2 million while they sold 31 homes with a cost basis of $7.3 million compared to 49 model homes acquired for $17.1 million and sales of 35 homes with a cost basis of $9.0 million during 2012. During late 2013 we saw decreasing activity by our two larger residential developers due to merger of one and our decision to turn away business from the other one because of the high concentration of homes at the time.  With the merger completed, the first developer has indicated considerable business in 2014. We expect to be actively seeking to acquire more model homes in the foreseeable future. We believe that over the next few years we will have excellent opportunities as we have extensive relationships with home developers who are gearing up their developing of residential home activities. The increase in acquisition of model homes by these entities will increase our advisers' revenues in the future and with the semi-fixed nature of its expenses they will generate net income.

Operating Portfolio

The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, retail, self-storage and NNN leased residential properties located in the western United States. As of December 31, 2013, including several model homes held for sale, the Company owned or had an equity interest in eleven office buildings and one industrial building ("Office Properties") which total approximately 786,000 rentable square feet, four retail shopping centers ("Retail Properties") which total approximately 186,000 rentable square feet, seven self-storage facilities ("Self-Storage Properties") which total approximately 652,000 rentable square feet, and 77 Model Homes owned by four limited partnerships ("Residential Properties").

NetREIT's office, retail and industrial properties are located primarily in Southern California and Colorado, with a single property located in North Dakota. Our Model Home properties are located in eight states. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year, or has been operating for three years. Our geographical clustering of assets, especially in the self-storage segment, enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas.

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

Most of our office leases are for terms of 3 to 5 years with annual rental increases built into such leases. In general, we have experienced decreases in rental rates in many of our submarkets due to recessionary conditions and other related factors when leases expire and are extended. During 2013 and 2012 the change in rental rates has affected our operating results due to the older leases being extended at market rates lower than the old rates. We cannot give any assurance that as the older leases expire or as we add new tenants that rental rates will be equal to or above the current market rates. Also, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have a negative effect on our future financial condition, results of operations and cash flow.

The Model Homes are typically leased for 2 to 3 years to the home developer on a triple net lease. Under a triple net lease the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property.

The self-storage properties are rented pursuant to rental agreements that are for no longer than 6 months. The self-storage properties are located in markets having other self-storage properties. Competition with these other properties will impact the operating results of these properties, which depends materially on our ability to timely lease vacant self-storage units, to actively manage unit rental rates, and our tenants' ability to make required rental payments. To be successful, we must be able to continue to respond quickly and effectively to changes in local and regional economic conditions by adjusting rental rates of these properties within their regional market in Southern California. We depend on websites, advertisements, flyers, etc. to secure new tenants to fill any vacancies.

We seek to diversify our portfolio by commercial real estate segments to reduce the adverse effect of a single under-performing segment, geographic market and tenant industry.

Economic Environment

The United States continues to be the path of a slow recovery from the recession that began in 2008.  The current economic environment has shown decreases in residential housing foreclosures and shadow inventory and a decreasing supply of homes available for purchase resulting in an increase in single-family home prices, housing starts and building permits. In addition, unemployment rates have decreased over the last several years. On the commercial side vacancy rates have decreased but are still higher than pre-recessionary levels. U.S. corporations, earnings and stock market investments and activity have rebounded. We believe that the pace of the overall recovery will likely continue to be slow and disjointed as many sections of the country have not seen job growth. Full recovery will need increasing job growth, but even then it will not be consistent across industries, geographies or periods of the year causing an uneven tempo of growth.

Increases in the size of the U.S. debt, slow economic recovery concerns, and uncertain surrounding the continue raising of the U.S. Government federal debt ceiling raise the possibility of additional credit-rating downgrades by rating agencies. The possibility of further downgrades to the U.S. government's sovereign credit rating, or its perceived creditworthiness, and/or the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations are inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions.  Although the United States Federal Reserve Bank has started to scale back the quantitative easing and their intent is to keep interest rates low through 2015, these credit ratings concerns could cause interest rates and borrowing costs to rise, which may have a negative effect on our ability to access both the debt and equity markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Our ability to make new investments is highly dependent upon our ability to procure external financing. Our principal source of external financing includes the issuance of equity securities and mortgages secured by properties.  The market for mortgages has improved although the interest rates increase during 2014 but are still low compared to pre-recessionary rates.  We continue to obtain mortgages from the CMBS market, life insurance companies and regional banks.

Management Evaluation of Results of Operations

Management's evaluation of operating results includes an assessment of our ability to generate cash flow necessary to pay operating expenses, general and administrative expenses, debt service and to fund distributions to our stockholders. As a result, Management's assessment of operating results gives less emphasis to the effects of unrealized gains and losses and other non-cash charges, such as depreciation and amortization and impairment charges, which may cause fluctuations in net income for comparable periods but have no impact on cash flows. Management's evaluation of our potential for generating cash flow includes assessments of our recently acquired properties, our non-stabilized properties, long-term sustainability of our real estate portfolio, our future operating cash flow from anticipated acquisitions, and the proceeds from the sales of our real estate assets.

In addition, Management evaluates our portfolio and individual properties results of operations with a primary focus on increasing and enhancing the value, quality and quantity of properties in our real estate holdings. Properties that have reached goals in occupancy and rental rates are evaluated for potential added value appreciation and, if lacking such potential, are sold with the equity reinvested in properties that have better potential without foregoing cash flow. Management focuses its efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals and rental rates.

The ability to increase assets under management is affected by our ability to raise borrowings and/or capital, coupled with our ability to identify appropriate investments.

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

Federal Income Taxes. NetREIT, Inc. has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), for federal income tax purposes. To qualify as a REIT, we must distribute annually at least 90% of adjusted taxable income, as defined in the Code, to our stockholders and satisfy certain other organizational and operating requirements. As a REIT, no provision will be made for federal income taxes on income resulting from those sales of real estate investments which have or will be distributed to stockholders within the prescribed limits. However, taxes will be provided for those gains which are not anticipated to be distributed to stockholders unless such gains are deferred pursuant to Section 1031. In addition, the Company will be subject to a federal excise tax which equals 4% of the excess, if any, of 85% of the Company's ordinary income plus 95% of the Company's capital gain net income over cash distributions.

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the years ended December 31, 2013 and 2012, all distributions were considered return of capital to the stockholders and therefore non-taxable.

We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2013 and 2012.

REAL ESTATE ASSETS

Real Estate Acquisitions. The Company accounts for its acquisitions of real estate in accordance with accounting principles generally accepted in the United States of America ("GAAP") which requires the purchase price of acquired properties to be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, a land purchase option, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and tenant relationships, based in each case on their fair values.

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

The total value allocable to intangible assets acquired, which consists of unamortized lease origination costs, in-place leases and tenant relationships, are allocated based on Management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with that respective tenant. Characteristics considered by Management in allocating these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the remaining term of the lease and the tenant's credit quality, among other factors.

The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) Management's estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in lease intangibles, net in the accompanying balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below market rents market rents resulted in a net reduction of rental income of approximately $197,000 and $446,000 for the years ended December 31, 2013 and 2012, respectively.

The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on Management's assessment of lost revenue and costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $456,000 and $604,000 for the years ended December 31, 2013 and 2012, respectively.

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

As of December 31, 2013, Management has concluded that there are 8 Model Home properties aggregating approximately $3.1 million which are considered as held for sale and are included in real estate assets. These homes have mortgage notes payable of approximately $1.3 million. Management has also estimated that all of the homes held for sale will result in a gain on sale and therefore, there are no asset impairments established at December 31, 2013 related to the sale of these assets.

Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the years ended December 31, 2013 and 2012 was $5.0 million and $4.0 million, respectively.

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

The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Based on the review, no impairment was deemed to exist at December 31, 2013 and 2012.

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2013 and 2012.

Impairment. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company's best estimate of the property's discounted future cash flows. In the quarter ended September 30, 2013, the Company determined that an impairment existed in its Havana Parker property and, as a result, recorded an asset impairment of $1.5 million. At year end December 31, 2013, the Company determined that an impairment existed in its Morena Office Center property and, as a result, recorded an asset impairment of $500.000. In 2012 the Company determined that an impairment existed in its Waterman Plaza property and, as a result, recorded an asset impairment of $300,000. The Company also determined that its "other" real estate owned, acquired through foreclosure in 2009, had declined in value and recorded an impairment charge of approximately $1.3 million.

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

Certain of our leases currently contain rental increases at specified intervals. We record as an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and take into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts, we record a direct write-off of the specific rent receivable. No such reserves related to deferred rent receivables have been recorded as of December 31, 2013 or 2012.

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

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. The Company's cash equivalents, mortgage notes receivable, accounts receivable and payables and accrued liabilities all approximate fair value due to their short term nature. Management believes that the recorded and fair value of notes payable are approximately the same as of December 31, 2013 and 2012.

Subsequent Events. We evaluate subsequent events up until the date the consolidated financial statements are issued.

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012.

Our results of operations for the years ended December 31, 2013 and 2012 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense, general and administrative expense and depreciation and amortization will increase in future periods as a result of the assets acquired over the last four years and as a result of anticipated growth through future acquisitions of real estate related investments.

RECENT EVENTS HAVING SIGNIFICANT EFFECT ON RESULTS OF OPERATIONS

Property Acquisitions and Dispositions

In March 2010, the Company purchased certain tangible and intangible personal property from DMHU, including rights to certain names, trademarks and trade secrets, title to certain business equipment, furnishings and related personal property. DMHU had used these assets in its previous business of purchasing Model Homes for investment in new residential housing tracts and initially leasing the Model Homes back to their developer. In addition, the Company also acquired DMHU's rights under certain contracts, including contracts to provide management services to 19 limited partnerships sponsored by DMHU and for which a DMHU affiliate serves as general partner (the "Model Home Partnerships"). These partnerships include DAP II and DAP III in each of which the Company was a 51% limited partner. In the DMHU Purchase, the Company paid the owners of DMHU $300,000 cash had agreed to issue up to 120,000 shares of the Company's common stock, depending on the levels of production the Company achieved from its newly formed Model Homes Division over a three year period which ended February 28, 2012.While the Company originally anticipated that the earn-out would be fully achieved, the actual earn-out was approximately 39,000 shares resulting in a reduction in the liability of approximately $691,000. This reduction is reflected in the results of operations for the year ended December 31, 2012. The Company also agreed to continue to employ three former DMHU employees. As Mr. Dubose is a Company director and was the founder and former president and principal owner of DMHU and certain of its affiliates, this transaction was completed in compliance with the Company's Board's Related Party Transaction Policy. The transaction has been accounted for as a business combination. Management performed an analysis of intangible assets acquired with the assistance of an independent valuation specialist and it was determined that $209,000 of the purchase price is attributable to customer relationships and will be amortized over 10 years. The Company also estimated a liability of $1,032,000 associated with the 120,000 shares that it believes will be issued in the future. As a result of the acquisition, the total purchase price of $1,332,000 was allocated between goodwill of $1,123,000 and intangible assets of $209,000. As a result of the transaction, the Company's investment in DAP II and DAP III are consolidated into the financial statements of NetREIT. The limited partnerships have been consolidated into the financial statements of the Company in accordance with guidelines attributable to variable interest entities.

The Company has formed its Model Homes Division which will pursue investment activities based on DMHU's business model. The Model Homes Division's activities will initially include the purchase and leaseback of Model Homes in new residential housing tract developments and providing management services to the then existing 19 Model Home Partnerships. To pursue this business, the Company formed a new subsidiary, NetREIT Advisors and sponsored the formation of NetREIT Dubose. NetREIT Dubose invests in Model Homes it purchases from home builders in transactions where the selling home builder leases back the Model Home under a short term lease, typically one to three years in length. Upon expiration of the lease, NetREIT Dubose will seek to re-lease the vacant Model Home to the home builder until such time as it is able to sell the property. NetREIT Dubose owns substantially all of its assets and conducts its operations through the Operating Partnership. NetREIT Advisors serves as the advisor to NetREIT Dubose.

Over the last three years, NetREIT Advisors provided management services to the 19 Model Home Partnerships, pursuant to the rights under the management contracts assigned to it by DMHU. As of December 31, 2013, only one partnership remains under management. For these services, NetREIT Advisors receives ongoing management fees and has the right to receive certain other fees when the respective partnership sells or otherwise disposes of its properties.

Effective January 31, 2013, the Company entered into an Agreement and Plan of Merger to consummate the merger acquisition of CHG Properties, Inc. ("CHG"), a California corporation.  CHG was a related party as it was partially owned by senior executives of NetREIT. The Company had the option to purchase CHG pursuant to a February 15, 2005, option agreement.  The transaction was reviewed and unanimously approved by the independent Directors of the NetREIT Board of Directors. With the existing properties formerly managed through CHG, the 100% owned subsidiary known as NTR Property Management, Inc. ("NTR"), is expected to save the Company approximately $300,000 annually. As the Company acquires more properties, the savings are expected to increase. The transaction was accounted for as a business combination. Management performed an analysis of intangible assets acquired and it was determined that $600,000 of the purchase price is attributable to customer relationships and will be amortized over 10 years. In addition, the remaining $1.3 million of the purchase price was recorded as goodwill.

Below is a chronological listing of the acquisitions and dispositions of properties in the last two years. Operating results are included in the consolidated financial statements from the date of acquisition.

The Company acquired the following properties in the year ended December 31, 2013:

During the year ended December 31, 2013, NetREIT Dubose and other Model Home entities acquired 14 Model Home properties and leased them back to the home builder. The purchase price for the properties was approximately $3.6 million. The purchase price paid was through a cash payment of approximately $1.5 million and promissory notes totaling approximately $2.1 million.

In May 2013, the Company acquired a self-storage facility in Lancaster, CA for the purchase price of approximately $3.7 million dollars. The purchase price was paid in cash. The facility is comprised of approximately 71,000 square feet of rentable area consisting of approximately 608 self-storage units. The facility was built in 1990 and was approximately 65 percent occupied at acquisition. The results of operations for the year ended December 31, 2013 includes approximately seven months of operations related to this property.

The Company disposed of the following properties in the year ended December 31, 2013:

NetREIT Dubose and the other Model Home entities disposed of 32 Model Home properties. The sales price, net of selling costs, aggregated approximately $9.8 million and approximately $3.5 million in mortgage notes payable were retired in connection with these sales. The Company recognized a gain of $1,297,753 related to the sale of these Model Homes.

In May 2013, the Company sold its Casa Grande Apartments for a sales price of $1.8 million. The sale resulted in mortgage payoff of $1.3 million and a gain of $322,356.

The Company acquired the following properties in the year ended December 31, 2012:

During the year ended December 31, 2012, NetREIT Dubose and the other Model Home entities acquired 49 Model Home properties and leased them back to the home builder. The purchase price for the property was $18 million. The purchase price paid was through a cash payment of $8 million and a promissory note $10 million.

In May 2012, the Company acquired the former Rite Aid building in Yucca Valley, California. The building adjoins the Company's Yucca Valley Retail Center purchased in September 2011. The building was purchased vacant as a result of the relocation of Rite Aid. However, the property was under lease to the tenant for several more years. In 2013, the tenant bought out the remaining term on its lease for $345,000. The Company has since leased this space to a major retail chain that will begin generating rental income in the first half of 2014. The purchase price was approximately $1.1 million all paid in cash. The building consists of approximately 17,600 rentable square feet.

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

In October 2012, the Company sold approximately 40.0% of land adjacent to the Sparky's Rialto Self-Storage. The sales price was $290,000 and after selling costs and the cost of the land, the Company recognized a gain of approximately $103,500.

In October 2012, NetREIT 01 LP the 7-Eleven located in Escondido, California. The sales price was approximately $1.9 Million and after selling costs and the net book value of the land and building, the Company recognized a gain of approximately $534,360.

Revenues

Total revenue was $19,563,122 for the year ended December 31, 2013, compared to $17,668,967 for the same period in 2012, an increase of $1,894,155, or 10.7%. The increase in rental income as reported in 2013 compared to 2012 is primarily attributable to:

•            An increase of office rental income of approximately $1,453,911 primarily due to owning the Presidio property for twelve months for the year ended December 31, 2012 when compared to two months for the year ended December 31, 2012 and an increase in self-storage income of approximately $351,145 due to the acquisition of Lancaster in May 2013; and

•            The addition of model home properties which generated an additional $330,006 of rent and fee income in the year ended December 31, 2013 compared to the same period in 2012; and

•            A decrease in other income due to a partial recovery during the year ended December 31, 2012 for an amount written off as uncollectible in 2008 of $334,831.

Overall rental and fee revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2013 and 2012 for an entire year and future acquisitions of real estate assets.

Interest income was $116,602 for the year ended December 31, 2013, compared to $80,427 for the same period in 2012, an increase of $36,175, or 45.0%. The increase was primarily attributable to an increase in 2013 cash balances invested in interest bearing accounts.

Rental Operating Expenses

Rental operating expenses were $6,382,425 for the year ended December 31, 2013 compared to $5,554,937 for the same period in 2012, an increase of $827,488, or 14.9%. The increase in operating expense year over year is primarily attributable to the same reasons that rental revenue increased. Rental operating costs as a percentage of rental income was 33.3% and 32.7% for the years ended December 31, 2013 and 2012, respectively. The operating costs as a percentage of remained relatively consistent year over year.

Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Interest Expense

Interest expense, including amortization of deferred finance charges, increased by $566,354, to $5,059,912 during the year ended December 31, 2013 compared to $4,493,558 for the same period in 2012. The primary reason for the increase is the mortgage debt additions related to acquisitions over the past two years. The Company added The Presidio and Sparky's Lancaster Self-Storage and added a new financing secured by Sparky's Joshua, Palm and Sunrise Self-Storage facilities in December 2012. In addition, the Company refinanced its Port of San Diego Complex, Garden Gateway Plaza, Sparky's Rialto and Fontana Medical to raise additional cash for anticipated acquisitions.

The weighted average interest rate as of December 31, 2013 was 5.14% compared to 5.54% as of December 31, 2012.

The following is a summary of our interest expense on mortgage loans by property for the years ended December 31, 2013 and 2012:

	Date Acquired or Funded	2013	2012

Havana/Parker Complex	June 2006	$216,523	$212,210
Waterman Plaza	August 2008	227,762	232,592
Sparky's Thousand Palms Self-Storage	August 2009	235,193	241,133
Sparky's Hesperia East Self-Storage	December 2009	57,109	108,425
Garden Gateway Plaza	March 2007	382,615	571,799
Sparky's Rialto Self-Storage	May 2010	124,395	162,938
Genesis Plaza	August 2010	217,809	223,288
Dubose Acquisition Partners II, LP	March 2010	85,079	100,561
Dubose Model Home Income Fund #3, LTD	December 2010	-	1,308
Dubose Model Home Income Fund #4, LTD	December 2010	-	2,771
Dubose Model Home Income Fund #5, LTD	December 2010	-	349
NetREIT Dubose Model Home REIT, Inc. (1)	October 2010	447,653	429,559
Dakota Bank Buildings	May 2011	319,467	326,856
Casa Grande Apartments	June 2011	22,588	59,834
Executive Office Park	June 2011	259,507	263,120
Yucca Valley Retail Center	September 2011	179,741	186,176
Regatta Square	December 2011	62,365	63,738
Rangewood Medical Office Building	December 2011	58,783	58,115
Dubose Model Home Investor Fund #113, LP	December 2011	11,354	27,044
Dubose Model Home Investors #201, LP (1)	December 2011	192,669	129,485
Dubose Model Home Investors #202, LP (1)	November 2013	521	-
Port of San Diego Complex	December 2011	485,062	564,787
Morena Office Building	May 2012	109,887	74,334
Pacific Oaks Plaza	May 2012	74,723	50,547
Shoreline Medical Building	May 2012	204,916	123,465
The Presidio	November 2012	315,113	32,340
Sparky's Joshua, Palm and Sunrise self-storage facilities	December 2012	388,578	54,932
Sparky's Lancaster Self-Storage	May 2013	57,905	-
Fontana Medical Plaza	August 2013	25,283	-
Amortization of deferred financing costs		297,312	191,852
		$5,059,912	$4,493,558

(1)            Consists of 74 mortgage notes payable secured by 74 Model Home properties. These mortgages are guaranteed by NetREIT, Inc. As of December 31, 2013, the aggregate amount outstanding related to these notes is approximately $10.6 million.

General and Administrative Expenses

General and administrative expenses increased by $691,193 to $5,443,652 for the year ended December 31, 2013, compared to $4,752,459 for the same period in 2012. As a percentage of rental and fee income, general and administrative expenses were 27.8% and 26.9% for the years ended December 31, 2013 and 2012, respectively. In comparing our general and administrative expenses with other REITs, you should take into consideration that we are a self- administered REIT, which means such expenses are greater for us than an advisory administered REIT.

For the year ended December 31, 2013, our salaries and employee related expenses increased $342,213 to $2,889,561 compared to $2,547,248 for the year ended December 31, 2012, an increase of 13.0%. The increase in salary and employee expenses in 2013 was primarily attributable to an increase in employee benefit expenses, payroll taxes, a reallocation of departmental costs, annual increases in compensation levels.

Legal, accounting and public company related expenses increased by $65,474 to $516,987 for the year ended December 31, 2013, compared to $451,513 during the same period in 2012. The increase is due to an increase in legal expenses related to a title issue we had on our World Plaza property.

Other increases to general and administrative costs are an increase in income taxes of $223,048 to $377,701 compared to $154,654 for the year ended December 31, 2012 due to large gains on sales of the model homes. The Company's ownership percentage in these entities ranged from 8.33% to 40% throughout the year.

Gain/Loss on Sale of Real Estate Assets

For the year ended December 31, 2013, the Company had a net gain on the sale of the Casa Grande Apartments totaling $322,356 and gains on the sales of model homes by totaling $1,297,753. The Company's ownership percentage in these entities ranged from 8.33% to 40% throughout the year. For the year ended December 31, 2012, the Company had a net gain on the sale of a portion of land in Rialto, the 7-Eleven property and the sale of Model Home properties of $898,220.

Gain on Dissolution of Partnership Interests

For the year ended December, 31, 2013, Income Fund #3 and #4 sold its last Model Homes and are in the process of liquidation. The Company received $251,507 and $121,137, respectively in excess of the original investment and has recognized this as income during the current year. For the year ended December 31, 2012, DAP III and Income Fund #5 sold its last Model Homes in the year and were in the process of liquidation. The Company received $372,089 in excess of its original investment and recognized this as income in the prior year.

Gain on extinguishment of a liability

The Company had anticipated paying out the equivalent $1,032,000 in Company common stock related to earn-out provisions under the DMHU acquisition. The earn-period of three years expired and the actual payout was $691,487 less than anticipated. The reduction in the liability recorded in March 2010 is reflected as income during the year ended December 31, 2012.

Asset Impairments

In the quarter ended September 30, 2013, the Company determined that an impairment existed in its Havana Parker property and, as a result, recorded an asset impairment of $1.5 million. Through its annual impairment analysis in the fourth quarter of 2013, the Company determined that an impairment existed in its Morena Office Center property and, as a result, recorded an asset impairment of $500.000. In 2012 asset impairments were determined to exist in Waterman Plaza and "other real estate" resulting in recording asset impairments of $300,000 and $1,300,000, respectively.

Net Loss Available to Common Stockholders

Net loss for the year ended December 31, 2013 was $4,089,094, or $0.25 loss per share, compared to a net loss for the year ended December 31, 2012 of $2,133,474, or $0.14 loss per share. The increase in net loss of $1,955,620 was primarily attributable to an increase in asset impairment charges of approximately $324,000, an increase in interest expense of approximately $567,000 and an increase in income attributable to noncontrolling interests of approximately $1,068,000.

LIQUIDITY AND CAPITAL RESOURCES

As discussed above under Economic Environment, during 2013, there have been signs of economic improvement and stabilization in the equity markets. We expect the market turbulence could continue in the commercial real estate arena due to the uncertainties previously discussed and due to mortgage financings originated over the seven years that are coming due in the future.

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

Overview

We actively seek investments that are likely to produce income in order to fund distributions as well as realize long-term gains for our stockholders. Our future sources of liquidity include cash and cash equivalents, cash flows from operations, new mortgages on our unencumbered properties, refinancing of existing mortgages and the possible sale of additional equity/debt securities. Our available liquidity at December 31, 2013 was approximately $17.7 million, including $10.2 million in cash and cash equivalents and an estimated borrowing capacity of approximately $7.5 million from potential mortgages on unencumbered properties and refinancing of mortgages with low debt to value. We do not have any arrangement with any financial institution to borrow any amount and therefore we cannot be certain a financial institution would loan that amount on the unencumbered properties or the timing of such borrowings.

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

Short term future capital needs include funds necessary to pay the principal debt service on existing mortgages, to fund our current operating costs and to fund our distribution to shareholders.  During the year ended December 31, 2013 our net cash provided by operating activities was approximately $4.1 million and the cash portion of principal debt service plus distributions to shareholders was approximately $7.3 million. The remainder of the necessary cash flow to fund these items was provided primarily from proceeds from sale of real estate. We believe that our cash flow from our existing portfolio, distributions from joint ventures in model home partnerships and anticipated acquisitions when operational for the full term will be sufficient to fund the debt service costs on our existing mortgages, fund our operating costs in the near term and fund the cash portion of distribution to stockholders at the current rate. However, if our cash flow from operating activities is not sufficient to fund our short term liquidity needs, including the payment of cash dividends at current rates to our stockholders, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness or we will reduce the rate of distribution to the stockholders.

Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments. We believe that our cash flow from operations along with the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs. We are continually reviewing our existing portfolio for properties that have met maximized short and long term potential with the intent of selling those properties and reinvesting the proceeds in properties that have equivalent or better short term benefits and better long term potential. In October 2012, we closed the sale of our 7-Eleven property located in Escondido at a gain of approximately $400,000 with cash proceeds of approximately $5.6 million. We invested the proceeds of the sale into The Presidio office building through a 1031 exchange. In 2013, we sold 31 Model Homes for an aggregate gain of approximately $1.2 million and net proceeds from the sale of approximately $6.2 million. We expect to sell at least 23 Model Home properties in the normal course of business in 2014. We expect to obtain additional cash in connection with refinancing of maturing mortgages and assumption of existing debt collateralized by some or all of our real property in the future to meet our long-term liquidity needs.  If we are unable to arrange a line of credit, borrow on unencumbered properties, or sell securities to the public we may not be able to acquire additional properties to meet our long-term objectives.

Equity Capital

NetREIT, Inc. terminated its ongoing private placement offering of common stock on December 31, 2011. On December 28, 2011, we issued $1.6 million of 6.3% Convertible Preferred equity in connection with the acquisition of a $14.5 million property in a DownREIT acquisition.  We will continue to seek acquisitions or properties for equity in a DownReIT structure.  The Company is currently in the process of exploring alternatives to raise additional equity.  Our ability to access capital markets is dependent on a number of factors including general market conditions for the REIT industry and market perception of our Company.

Debt Capital

At the current time we do not have any unsecured debt or a revolving line of credit but we have been exploring the possibilities of obtaining such a line of credit. We cannot guarantee that we will be able to consummate a line of credit in the near future. We are also exploring a large amount of debt financing to be used to grow the Company significantly.

Cash and Cash Equivalents

At December 31, 2013, we had approximately $10.2 million in cash and cash equivalents compared to approximately $10.7 million at December 31, 2012. Approximately $1 million of the cash balance is intended for capital expenditures on existing Properties. We intend to use the remainder of this cash for additional acquisitions, general corporate purposes and distributions to our stockholders.

Our cash and cash equivalents are held in bank accounts at third party institutions and consist of invested cash and cash in our operating accounts. During 2013 or 2012, we did not experience any loss or lack of access to our cash or cash equivalents.

Secured Debt

As of December 31, 2013, NetREIT had mortgage notes payable in the aggregate principal amount of $77.1 million, collateralized by a total of 22 non-Model Home properties with terms at issuance ranging from 3 to 30 years. The weighted-average interest rate on the mortgage notes payable as of December 31, 2013 was approximately 5.54%. Our debt to book value on these properties is approximately 57%.  We do not have any significant mortgage debt balloon principal payments on our mortgage loans payable during 2014.

As of December 31, 2013, NetREIT Dubose, and related entities, had 68 fixed-rate mortgage notes payable in the aggregate principal amount of $11.1 million, collateralized by a total of 68 Model Home properties, an average of approximately $163,000 per home. These loans generally have a term at issuance of three to five years. The weighted-average interest rate on these mortgage notes payable as of December 31, 2013 was 5.55%. Our debt to net book value on these properties is approximately 54%. The Company has guaranteed these promissory notes.  The balloon principal payments on the notes payable are due in 2016 and 2018 and are typically tied to the end of the lease and sale of the Model Home securing the debt.

As of December 31, 2013, limited partnerships that the Company has a limited partnership interest in had 7 fixed-rate mortgage note payables in the aggregate principal amount of $1.4 million, collateralized by a total of 7 Model Home properties, an average of approximately $233,000 per home. The debt to book value on these properties is approximately 54%. All of the free cash flow on these limited partnerships is being held or applied to the loan balances with no distribution to the partners until all homes have been sold. All of the properties will be sold at the end of the lease agreements and we believe that all properties will be sold for more than the mortgage debt balloon amount.

Except for mortgage loans secured by model home properties, we have no debt expiring in 2014.  Despite the disruptions in the debt market discussed in "Overview" above, we have been able to refinance maturing debts before scheduled maturity dates and we have not experienced any unusual difficulties financing our acquisitions.

We obtained approximately $12.6 million in cash in 2012 from the proceeds of financing five previously unencumbered properties through mortgage notes with interest rates ranging from 4.50% to 4.95% interest rate. Further, in early 2013, the Company was able to refinance two of the largest mortgage notes outstanding. The two notes had a balance outstanding at December 31, 2012 of $18.4 million with approximately half the amount outstanding was due to mature in June 2013 and the other half maturing April 2014. The new loans are approximately $400,000 less than the balances outstanding at December 31, 2012. In addition, we extended the maturity dates of these two loans to 2020. Our weighted average interest rate went down from approximately 6% to 4.9% and our monthly payments have decreased from approximately $154,000 to approximately $104,000, an annual cash savings of approximately $600,000. We anticipate raising additional funds by refinancing maturing mortgages with higher debt without a material increase to our leverage percentage to the company as a whole.

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2013 was approximately $4.1 million compared to net cash provided by operating activities of approximately $4.5 million for the same period ended December 31, 2012.  We anticipate that with the inclusion of the recent acquisitions and the anticipated acquisitions, the cash provided by operating activities will cover the cash portion of our distribution to stockholders in the future.

Investing Activities

Net cash used in investing activities was only approximately $157 thousand during the year ended December 31, 2013, compared to $22.6 million in the same period in 2012. During 2013, our investment activities curtailed due to the substantial amount of time we spent on a very large portfolio of office buildings only to be unsuccessful on the opportunity after six months of due diligence and negotiations. Hence, we only acquired one non-model home property for $3.6 million during 2013 compared to three properties for $14.8 million in 2012. In addition during 2013 we only acquired 14 model homes for $4.2 million compared to 49 model homes for $17.1 million in 2012.  The lack of acquisitions was not due to lack of capital but due to lengthy, and ultimately unsuccessful, involvement in negotiations to acquire a substantial portfolio of office buildings which required a substantial commitment of management resources.

During 2013 the Company spent approximately $1.8 million more on building improvements and tenant improvements primarily due to the renovation and new leases at the Dakota Building.

The proceeds received on sale of real estate increased approximately $1.1 million primarily due to the prices received from model home sales. During 2013 the Company sold the Casa Grande apartments for net proceeds of $1.8 and 31 Model Homes for net proceeds of $9.7 million. During 2012 the Company sold the 7-Eleven property for $1.8 million proceeds net of selling costs and the Model Home entities sold 35 Model Homes for proceeds net of selling costs for approximately $8.6 million.

We anticipate that the acquisitions of both non-Model Home properties and of Model Homes will increase during 2014 and thereafter. Future acquisitions by the Company will depend on proceeds from sale of existing properties and funds available from cash on hand and the sale of equity securities.  Future acquisitions by the Model Home entities will depend on cash available on hand, proceeds from the sale of Model Homes as the leases expire, additional funds raised through limited partnerships or other activities.

Capital Expenditures, Tenant Improvements and Leasing Costs

We currently project that during 2014 we could spend $1,000,000 to $2,000,000 in capital improvements, tenant improvements, and leasing costs for properties within our portfolio. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on gross capital expenditures during 2014 compared to 2013 due to rising construction costs and the anticipated increase in property acquisitions in 2014. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities

Net cash used by financing activities in 2013 of approximately $4.5 million which was less than the net cash provided by financing activities in 2012 by approximately $28.5 million. During 2013 our repayment of mortgages notes payable exceeded our proceeds from mortgage notes by approximately $2.9 million primarily due to the sales of model homes in excess of the purchase of model homes and the lack of acquisitions of other properties. While our mortgages notes payable in 2012 increased by $26.6 million due to placing mortgages of $12.4 million on properties that were unencumbered at the beginning of the year and $15.7 million on acquisitions during 2012. In addition, contributions received from non-controlling interests in excess of distributions paid increased by approximately $0.8 million for the year ended December 31, 2013 over the same period in 2012. In 2013, we paid out approximately $0.5 more in distributions to stockholders.

In 2014 we anticipate greater cash distributions from our investment in real estate partnerships that are in liquidation stages. We anticipate placing mortgages on our two unencumbered properties and increasing mortgages in connection with refinancing debt maturing in 2015 on several properties in the next two years. These properties have an estimated market value of approximately $15.0 million giving us approximately $7.5 million in borrowing capacity.  We anticipate acquiring properties by assuming existing loans or obtaining new mortgage loans and with cash available from operations or the sale of existing properties.

We are pursuing other sources of capital either through a line of credit facility or the possible sale of additional equity/debt securities to provide resources to pursue future acquisitions.

Non-GAAP Supplemental Financial Measure: Funds From Operations ("FFO")

Management believes that FFO is a useful supplemental measure of our operating performance. We compute FFO using the definition outlined by the National Association of Real Estate Investment Trusts ("NAREIT"). NAREIT defines FFO as net income (loss) in accordance with GAAP, plus depreciation and amortization of real estate assets (excluding amortization of deferred financing costs and depreciation of non-real estate assets) reduced by gains and losses from sales of depreciable operating property and extraordinary items, as defined by GAAP. Other REITs may use different methodologies for calculating FFO and, accordingly, our FFO may not be comparable to other REITs. Because FFO excludes depreciation and amortization, gains and losses from property dispositions that are available for distribution to stockholders and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, Management believes that FFO provides useful information to the investment community about our financial performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs. However, FFO should not be viewed as an alternative measure of our operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties which are significant economic costs and could materially impact our results from operations.

The following table presents our FFO for the years ended December 31, 2013 and 2012. FFO should not be considered an alternative to net income (loss), as an indication of our performance, nor is FFO indicative of funds available to fund our cash needs or our ability to make distributions to our stockholders. In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of debt, each of which may impact the amount of cash available for distribution to our stockholders.

	Year Ended December 31,
	2013	2012
Net loss	$(4,089,094)	$(2,133,474)
Adjustments:
Income attributable to noncontrolling interests	1,566,023	497,712
Depreciation and amortization	5,309,560	5,168,682
Asset impairments	2,000,000	1,676,531
Gain on dissolution of partnership interests	(372,645)	(372,089)
(Gain) on sale of real estate assets	(1,620,109)	(898,220)
Funds from Operations	$2,793,735	$3,939,142

FFO decreased in the year ended December 31, 2013 by $1,145,407, or 29.1%, to $2,793,735 compared to $3,939,142 for the same period in 2012. The decrease in FFO is due to the increase in the Company's gains on sale of real estate assets.

On a GAAP basis, cash flow provided by operating activities was $4.1 million and $4.5 million for the years ended December 31, 2013 and 2012, respectively.

We anticipate FFO to improve as we continue to acquire properties and earn rental revenues on properties recently acquired without substantial increases in general and administrative expenses.

We define MFFO, a non-GAAP measure, consistent with the Investment Program Association's ("IPA") Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REIT Modified Funds From Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.

Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

The following table presents our MFFO for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012
Funds from operations	$2,793,735	$3,939,142
Adjustments:
Straight line rent adjustment	329,510	339,148
Above and below market rents	(168,511)	(446,522)
Lease commission amortization	396,760	225,265
Finance charge amortization	297,312	191,852
Acquisition costs	109,861	109,861
Modified Funds from Operations	$3,758,667	$4,358,746

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are filed with this report as described under Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (1992), our Management concluded that our internal control over financial reporting was effective as of December 31, 2013.

This annual report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding our internal control over financial reporting as such report is not required for non-accelerated filers such as the Company pursuant to certain federal legislation enacted in July 2010.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions "Board of Directors" and "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Stockholders is presently scheduled to be held on June 30, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption "Executive Compensation" in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the caption "Related Party Transactions" in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption "Independent Registered Public Accounting Firm Fees and Services" in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed. The following documents are filed as part of this report:

(1)	Financial Statements. The following reports of Squar, Milner, Peterson, Miranda & Williamson, LLP and financial statements:

•	Report of Squar, Milner, Peterson, Miranda & Williamson, LLP, Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Operations for the years ended December 31, 2013 and 2012

•	Consolidated Statements of Shareholders' Equity for the years ended December 31, 2013 and 2012

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

•	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

All schedules have been omitted as the required information is either not material, inapplicable or the information is presented in the financial statements or related notes.

(3) Exhibits. See subsection (b) below.

(b) Exhibits.

An Index to the Exhibits as filed as part of this Form 10-K is set forth below:

Exhibit
Number                                        Description
2.1                          Plan and Agreement of Merger, by and between NetREIT, Inc., a Maryland corporation, and NetREIT, a California corporation, dated as of July 30, 2010 (incorporated by reference to Exhibit 2.01 to NetREIT's Report on Form 8-K filed August 10, 2010).

2.2                          Agreement of Purchase & Sale, between NetREIT, Inc. and Mullrock 3 Murphy Canyon, LLC, dated as of July 12, 2010 (incorporated by reference to Exhibit 2.1 to NetREIT's Report on Form 8-K filed August 13, 2010).

3.1                          Articles of Amendment and Restatement of the Articles of Incorporation of NetREIT, dated as of July 30, 2010 (incorporated by reference to Exhibit 3.01 to NetREIT's Report on Form 8-K filed August 10, 2010).

3.2                          Amended and Restated Bylaws of NetREIT, Inc. (incorporated by reference to Exhibit 3.02 to NetREIT's Report on Form 8-K filed August 10, 2010).

3.3                          Articles of Merger filed with the Maryland State Department of Assessments and Taxation and the California Secretary of State on August 4, 2010 (incorporated by reference to Exhibit 3.03 to NetREIT's Report on Form 8-K filed August 10, 2010).

3.4                          Articles of Incorporation filed January 28, 1999 (incorporated by reference to Exhibit 3.1 to NetREIT's Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

3.5                          Certificate of Determination of Series AA Preferred Stock filed April 4, 2005 (incorporated by reference to Exhibit 3.2 to NetREIT's Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

3.6                          Bylaws of NetREIT (incorporated by reference to Exhibit 3.3 to NetREIT's Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

3.7                          Audit Committee Charter (incorporated by reference to Exhibit 3.4 to NetREIT's Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

3.8                          Compensation and Benefits Committee Charter (incorporated by reference to Exhibit 3.5 to NetREIT's Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

3.9                          Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 3.6 to NetREIT's Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

3.10                        Principles of Corporate Governance of NetREIT (incorporated by reference to Exhibit 3.7 to NetREIT's Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

4.1                          Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to NetREIT's Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

4.2                          Form of Series AA Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to NetREIT's Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

4.3                          Registration Rights Agreement 2005 (incorporated by reference to Exhibit 4.3 to NetREIT's Report on Form 10-12B, file no. 001-34049, filed September 5, 2008).

4.4                          Registration Rights Agreement 2007 (incorporated by reference to Exhibit 4.4 to NetREIT's Report on Form 10-12B, file no. 001-34049, filed September 5, 2008).

10.1                          1999 Flexible Incentive Plan (incorporated by reference to Exhibit 10.1 to NetREIT's Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

10.2                          NetREIT Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.2 to NetREIT's Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

10.3                          Form of Property Management Agreement (incorporated by reference to Exhibit 10.3 to NetREIT's Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

10.4                          Option Agreement to acquire CHG Properties (incorporated by reference to Exhibit 10.4 to NetREIT's Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

10.5                          Employment Agreement as of April 20, 1999 by and between the Company and Jack K. Heilbron (incorporated by reference to Exhibit 10.5 to NetREIT's Report on Form 10-12G/A filed June 26, 2009).

10.6                          Employment Agreement as of April 20, 1999 by and between the Company and Kenneth W. Elsberry (incorporated by reference to Exhibit 10.6 to NetREIT's Report on Form 10-12G/A filed June 26, 2009).

10.7                          Lease Agreement by and between Philip Elghanian and DVA Healthcare Renal Care, Inc. dated February 6, 2009 (incorporated by reference to Exhibit 10.1 to NetREIT's Report on Form 8-K, file no. 001-34049, filed February 25, 2009).

10.8                          Assignment and Assumption of Lease by and between Philip Elghanian and Fontana Medical Plaza, LLC and Fontana Medical Plaza, LLC dated February 19, 2009 (incorporated by reference to Exhibit 10.2 to NetREIT's Report on Form 8-K, file no. 001-34049, filed February 25, 2009).

10.9                          Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate between Philip Elghanian and Hovic Perian and Rima Perian dated September 8, 2008 (incorporated by reference to Exhibit 10.3 to NetREIT's Report on Form 8-K/A, file no. 001-34049, filed March 2, 2009).

10.10                          Assignment and Assumption of Purchase Agreement Philip Elghanian and Fontana Medical Plaza, LLC dated February 19, 2009 (incorporated by reference to Exhibit 10.4 to NetREIT's Report on Form 8-K, file no. 001-34049, filed February 25, 2009).

10.11                          Additional and/or Amendment to Escrow Instructions between Fontana Medical Plaza, LLC and Hovic Perian and Rima Perian dated February 18, 2009 (incorporated by reference to Exhibit 10.5 to NetREIT's Report on Form 8-K, file no. 001-34049, filed February 25, 2009).

10.12                          Buyer Final Closing Statement dated February 20, 2009 (incorporated by reference to Exhibit 10.6 to NetREIT's Report on Form 8-K, file no. 001-34049, filed February 25, 2009).

10.13                          Loan Assumption and Security Agreement, and Note Modification Agreement (incorporated by reference to Exhibit 10.7 to NetREIT's Report on Form 8-K filed August 27, 2009).

10.14                          Promissory Note (incorporated by reference to Exhibit 10.8 to NetREIT's Report on Form 8-K filed August 27, 2009).

10.15                          Loan Agreement by and Between Jackson National Life Insurance Company and NetREIT Inc. (incorporated by reference to Exhibit 10.15 to NetREIT's Report on Form 8-K filed August 27, 2010).

10.16                          Fixed Rate Promissory Note Between Jackson National Life Insurance Company and NetREIT Inc. (incorporated by reference to Exhibit 10.15 to NetREIT's Report on Form 8-K filed August 27, 2010).

10.17                          Employment Agreement for Mr. Heilbron Effective as of January 1, 2011 (incorporated by reference to Exhibit 10.15 to NetREIT's Report on Form 8-K filed January 24, 2011).

10.18                          Employment Agreement for Mr. Elsberry Effective as of January 1, 2011 (incorporated by reference to Exhibit 10.16 to NetREIT's Report on Form 8-K filed January 24, 2011).

10.19                          Employment Agreement for Mr. Dubose Effective as of January 1, 2011 (incorporated by reference to Exhibit 10.17 to NetREIT's Report on Form 8-K filed January 24, 2011).

10.20                          Purchase & Sale Agreement and Joint Escrow Instructions to acquire Dakota Bank Building (incorporated by reference to Exhibit 10.18 to NetREIT's Report on Form 8-K filed February 3, 2011)

10.21                          Promissory Note - Dakota Bank Buildings (incorporated by reference to Exhibit 10.19 to NetREIT's Report on Form 8-K/A filed May 31, 2011).

10.22                          Mortgage, Security Agreement and Fixture Financing Statement - Dakota Bank Buildings (incorporated by reference to Exhibit 10.20 to NetREIT's Report on Form 8-K/A filed May 31, 2011).

10.23                          Property Contribution Agreement and Joint Escrow Instructions- Port of San Diego Complex (incorporated by reference to Exhibit 10.21 to NetREIT's Report on Form 8-K filed September 12, 2011).

10.24                          First Amended and Restated NetREIT National City Partners, LP Limited Partnership Agreement (incorporated by reference to Exhibit 10.25 to NetREIT's Report on Form 8-K filed December 30, 2011).

10.25                          Assumption Agreement - NetREIT National City Partners, LP (incorporated by reference to Exhibit 10.26 to NetREIT's Report on Form 8-K filed December 30, 2011).

10.26                          Promissory Note - NetREIT National City Partners, LP (incorporated by reference to Exhibit 10.27 to NetREIT's Report on Form 8-K filed December 30, 2011).

10.27                          Deed of Trust - NetREIT National City Partners, LP (incorporated by reference to Exhibit 10.28 to NetREIT's Report on Form 8-K filed December 30, 2011).

10.29                          Loan Agreement by and between Barclay's Bank, as lender and the Company (incorporated by reference to Exhibit 10.29 to NetREIT's Report on Form 8-K filed November 28, 2012).

10.30                          Agreement and Plan of Merger between the Company and C I Holding Group, Inc. (incorporated by reference to Exhibit 10.30 to NetREIT's Report on Form 8-K filed February 6, 2013).

10.31                          NetREIT National City Partners LP Promissory Note (incorporated by reference to Exhibit 10.31 to NetREIT's Report on Form 8-K filed March 5, 2013).

10.32                          NetREIT National City Partners LP Deed of Trust (incorporated by reference to Exhibit 10.31 to NetREIT's Report on Form 8-K filed March 5, 2013).

10.33                          NetREIT National City Partners LP Promissory Note

10.34                          NetREIT National City Partners LP Deed of Trust

21.1                          Subsidiaries of the Registrant *

23.1                          Consent of Independent Registered Public Accounting Firm *

31.1                          Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2                          Certification of the Company's Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.3                          Certification of the Company's Vice President Finance (Principal Financial and Accounting Officer) pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

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

Signature	Title	Date

/s/ Jack K. Heilbron	Director, Chairman of the Board and Chief Executive Officer	March 31, 2014
Jack K. Heilbron	(Principal Executive Officer)

/s/ Kenneth W. Elsberry	Director, Chief Financial Officer	March 31, 2014
Kenneth W. Elsberry

/s/ J. Bradford Hanson	Vice President Finance	March 31, 2014
J. Bradford Hanson	(Principal Financial and Accounting Officer)

/s/ Larry G. Dubose	Director, Executive Vice President – Model Homes Division	March 31, 2014
Larry G. Dubose

/s/ David T. Bruen	Director	March 31, 2014
David T. Bruen

/s/ Sumner J. Rollings	Director	March 31, 2014
Sumner J. Rollings

/s/ Thomas E. Schwartz	Director	March 31, 2014
Thomas E. Schwartz

/s/ Bruce A. Staller	Director	March 31, 2014
Bruce A. Staller

/s/ William H. Allen	Director	March 31, 2014
William H. Allen

/s/ Shirley Y. Bullard	Director	March 31, 2014
Shirley Y. Bullard

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of NetREIT, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of NetREIT, Inc. and Subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's  internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetREIT, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
San Diego, California
March 31, 2014

NetREIT, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
ASSETS
Real estate assets and lease intangibles, net	$159,455,162	$165,638,719
Cash and cash equivalents	10,207,001	10,746,536
Restricted cash	1,355,277	1,113,123
Deferred leasing and financing costs, net	2,649,273	2,123,108
Other real estate owned	900,000	900,000
Other assets, net	6,678,669	4,610,507

TOTAL ASSETS	$181,245,382	$185,131,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage notes payable	$89,551,724	$92,480,363
Accounts payable and accrued liabilities	4,585,120	4,126,771
Dividends payable	1,240,455	1,142,191
Total liabilities	95,377,299	97,749,325

Commitments and contingencies

Stockholders' equity:
Convertible series AA preferred stock, $0.01 par value, $25 liquidating preference, shares authorized: 1,000,000; no shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	-	-
Redeemable convertible series 6.3% preferred stock, $0.01 par value, $1,000 liquidating preference, shares authorized: 10,000; 1,649 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	16	16
Common stock series A, $0.01 par value, shares authorized: 100,000,000; 16,473,674 and 15,767,418 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	164,737	157,674
Common stock series B, $0.01 par value, shares authorized: 1,000; no shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	-	-
Additional paid-in capital	141,494,883	134,884,312
Dividends in excess of accumulated losses	(71,226,974)	(58,337,457)
Total stockholders' equity before noncontrolling interest	70,432,662	76,704,545
Noncontrolling interest	15,435,421	10,678,123
Total stockholders' equity	85,868,083	87,382,668

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$181,245,382	$185,131,993

See Notes to Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended
	December 31, 2013	December 31, 2012
Rental income	$19,181,530	$16,970,747
Fee and other income	381,592	698,220
	19,563,122	17,668,967

Costs and expenses:
Rental operating costs	6,382,425	5,554,937
General and administrative	5,443,652	4,752,459
Depreciation and amortization	5,309,560	4,869,467
Asset impairments	2,000,000	1,676,531
Total costs and expenses	19,135,637	16,853,394

Income from operations	427,485	815,573

Other income (expense):
Interest expense	(5,059,912)	(4,493,558)
Interest income	116,602	80,427
Gain on sale of real estate	1,620,109	898,220
Gain on extinguishment of a liability	-	691,487
Gain on dissolution of partnership interests	372,645	372,089
Total other expense, net	(2,950,556)	(2,451,335)

Loss from continuing operations	(2,523,071)	(1,635,762)

Income attributable to noncontrolling interests	1,566,023	497,712

Net loss	$(4,089,094)	$(2,133,474)

Basic and diluted loss per common share:
Loss per share - basic and diluted	$(0.25)	$(0.14)

Weighted average number of common shares outstanding - basic and diluted	16,170,865	15,479,474

See Notes to Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2013 and 2012

	Convertible Series 6.3% Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Dividends In Excess of Accumulated Losses	Total NetREIT, Inc. Stockholders' Equity	Non-controlling Interests	Total

Balance, December 31, 2011	1,649	$16	15,287,998	$152,881	$130,416,731	$(47,777,886)	$82,791,742	$7,920,638	$90,712,380

Net (loss) income						(2,133,474)	(2,133,474)	497,712	(1,635,762)
Conversion of partnership interests to common stock			17,060	171	143,734		143,905	(143,905)	-
Common stock repurchased - related parties			(17,060)	(171)	(143,734)		(143,905)		(143,905)
Common stock repurchased			(1,955)	(20)	(15,640)		(15,660)		(15,660)
Dividends paid/reinvested			319,673	3,196	3,032,999	(6,297,986)	(3,261,791)		(3,261,791)
Dividends declared/reinvested			104,124	1,040	984,880	(2,128,111)	(1,142,191)		(1,142,191)
Issuance of vested restricted stock			57,577	577	484,237		484,814		484,814
Contributions received from noncontrolling interests net of distributions paid								2,403,678	2,403,678
Stock issuance costs					(18,895)		(18,895)		(18,895)

Balance, December 31, 2012	1,649	16	15,767,417	157,674	134,884,312	(58,337,457)	76,704,545	10,678,123	87,382,668

Net (loss) income						(4,089,094)	(4,089,094)	1,566,023	(2,523,071)
Issuance of vested restricted stock			56,038	560	481,370		481,930		481,930
Stock issued for acquisition of NTR, Inc.			200,000	2,000	1,898,000		1,900,000		1,900,000
Common stock issued for acquisition of Dubose Model Homes USA			38,752	388	332,881		333,269		333,269
Common stock repurchased			(4,882)	(48)	(34,124)		(34,172)		(34,172)
Dividends paid/reinvested			313,017	3,130	2,951,827	(6,578,318)	(3,623,361)		(3,623,361)
Dividends declared/reinvested			103,332	1,033	980,617	(2,222,105)	(1,240,455)		(1,240,455)
Contributions received from noncontrolling interests net of distributions paid								3,191,275	3,191,275

Balance, December 31, 2013	1,649	$16	16,473,674	$164,737	$141,494,883	$(71,226,974)	$70,432,662	$15,435,421	$85,868,083

See notes to consolidated financial statements.

NetREIT, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net loss	$(4,089,094)	$(2,133,474)
Income attributable to noncontrolling interests	1,566,023	497,712
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,328,691	5,168,682
Stock compensation	481,930	484,814
Gain on extinguishment of a liability	-	(691,487)
Gain on dissolution of partnership interests	(372,645)	(372,089)
Gain on sale of real estate assets	(1,620,109)	(898,220)
Bad debt expense	104,455	83,280
Asset impairments	2,000,000	1,676,531
Other assets	(56,469)	(91,488)
Accounts payable and accrued liabilities	791,618	817,203
Net cash provided by operating activities	4,134,400	4,541,464

Cash flows from investing activities:
Real estate acquisitions	(7,839,389)	(31,888,295)
Building and tenant improvements	(2,857,010)	(1,029,816)
Deferred leasing costs	(754,674)	(116,823)
Proceeds received sale of real estate assets	11,535,936	10,443,786
Net repayments (purchase) of notes receivable	-	111,866
Restricted cash	(242,154)	(146,436)
Net cash used in investing activities	(157,291)	(22,625,718)

Cash flows from financing activities:
Proceeds from mortgage notes payable	24,563,633	32,146,471
Repayment of mortgage notes payable	(27,492,272)	(5,595,905)
Repurchase of common stock	-	(15,660)
Repurchase of common stock - related parties	(34,172)	(143,905)
Deferred stock issuance costs	-	(18,895)
Debt issuance costs	(352,201)	(546,585)
Contributions received from noncontrolling interests in excess of distributions paid	3,563,920	2,403,678
Dividends paid	(4,765,552)	(4,270,490)
Net cash (used in) provided by financing activities	(4,516,644)	23,958,709

Net (decrease) increase in cash and cash equivalents	(539,535)	5,874,455

Cash and cash equivalents:
Beginning of year	10,746,536	4,872,081

End of year	$10,207,001	$10,746,536

Supplemental disclosure of cash flow information:
Interest paid	$4,805,628	$4,428,869
Non-cash financing activities:
Conversion of partnership interests into common stock	$-	$143,905
Reinvestment of cash dividend	$3,981,651	$4,022,115
Accrual of dividends payable	$1,229,328	$1,142,191
Stock issued for purchase of NTR, Inc.	$1,900,000	$-

See Notes to Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

NetREIT (the "Company") was incorporated in the State of California on January 28, 1999 for the purpose of investing in real estate properties. Effective August 4, 2010, NetREIT, a California Corporation, merged into NetREIT, Inc., a Maryland Corporation, with NetREIT, Inc. becoming the surviving Corporation. As a result of the merger, NetREIT is now incorporated in the State of Maryland. The Company qualifies and operates as a self-administered real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, (the "Code") and commenced operations with capital provided by its private placement offering of its equity securities in 1999.

The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office/industrial, retail, self-storage and residential properties located in the western United States. As of December 31, 2013, including properties held for sale, the Company owned or had an equity interest in eleven office buildings and one industrial building ("Office Properties") which total approximately 786,000 rentable square feet, four retail shopping centers ("Retail Properties") which total approximately 186,000 rentable square feet, seven self-storage facilities ("Self-Storage Properties") which total approximately 652,000 rentable square feet, and 77 Model Homes owned by four limited partnerships ("Residential Properties").

The Company is the sole General Partner in five limited partnerships (NetREIT 01 LP, NetREIT Palm Self-Storage LP, NetREIT Casa Grande LP, NetREIT Garden Gateway LP and NetREIT National City Partners, LP) and is the sole Managing Member in one limited liability company (Fontana Medical Plaza, LLC) all with ownership in real estate income producing properties. In addition, the Company is a limited partner in six partnerships that purchase and leaseback model homes from developers (Dubose Acquisition Partners II and III or "DAP II" and "DAP III" "Dubose Model Home Income Fund #3, LTD.," "Dubose Model Home Income Fund #4, LTD.," "Dubose Model Home Income Fund #5, LTD.," "Dubose Model Home Investors Fund #113, LP," "Dubose Model Home Investors #201, LP," and "NetREIT Dubose Model Home REIT, LP"). We refer to these entities collectively, as the "Partnerships". During 2012, DAP III, Dubose Model Home Income Fund #3, Dubose Model Home Income Fund #4 and Dubose Model Home Income Fund #5 sold all their model home assets. DAP III and Dubose Model Home Income Fund #5 were dissolved before the end of 2012. Dubose Model Home Income Fund #3 and Dubose Model Home Income Fund #4 each has an investment in DAP II, its one remaining asset. Dubose Model Home Investors Fund #113, LP has one model home remaining as of December 31, 2013. The limited partnerships have been consolidated into the financial statements of the Company in accordance with guidelines attributable to variable interest entities.

In March 2010, the Company purchased certain tangible and intangible personal property from Dubose Model Homes USA ("DMHU"), including rights to certain names, trademarks and trade secrets, title to certain business equipment, furnishings and related personal property used in its previous business of purchasing model homes for investment in new residential housing tracts and initially leasing the model homes back to their developer. In addition, the Company also acquired DMHU's rights under certain contracts, including, at acquisition, contracts to provide management services to 19 limited partnerships sponsored by DMHU and for which a DMHU affiliate serves as general partner (the "Model Home Partnerships"). These partnerships included DAP II and DAP III of which the Company was a 51% limited partner in each at the time of the acquisition. The Company paid the owners of DMHU $300,000 cash and, in accordance with an earn-out provision, issued approximately 39,000 shares of Company Common Stock, as a result of the level of production the Company achieved from new model home acquisitions over the three year period ended February 28, 2013. The Company also agreed to employ three former DMHU employees. As Mr. Dubose is a Company director and was the founder, former president and principal owner of DMHU and certain of its affiliates, this transaction was completed in compliance with the Company's Board's Related Party Transaction Policy. The transaction was accounted for as a business combination. Management performed an analysis of intangible assets acquired and it was determined that $209,000 of the purchase price is attributable to customer relationships which is being amortized over 10 years. The Company had anticipated that the full earn-out would have been achieved and estimated a liability of $1,032,000 associated with the 120,000 shares that it believed would have been issued during the three year earn-out period. As a result, the total purchase price of $1,332,000 was allocated between goodwill of $1,123,000 and intangible assets of $209,000. In 2012, the Company reduced the liability and recognized a gain of $691,000 for the difference of the anticipated earn-out to the actual earn-out. The limited partnerships have been consolidated into the financial statements of the Company in accordance with guidelines attributable to variable interest entities since their acquisition.

In 2010, the Company formed a new subsidiary, NetREIT Advisors, LLC, a wholly-owned Delaware limited liability company, and sponsored the formation of NetREIT Dubose Model Home REIT, Inc. ("NetREIT Dubose"), a Maryland corporation. NetREIT Dubose, a proposed REIT, invests in Model Homes it purchases from developers in transactions whereby the developer leases back the Model Home under a short term lease, typically one to three years in length. Upon expiration of the lease, NetREIT Dubose seeks to re-lease the Model Home until such time as it is able to sell the property. NetREIT Dubose owns substantially all of its assets and conduct its operations through a its operating partnership called NetREIT Dubose Model Home REIT, LP ("Operating Partnership") which is a wholly-owned Delaware limited partnership. NetREIT Advisors, LLC serves as advisor to NetREIT Dubose.

NetREIT Dubose is authorized to issue up to 25 million shares of $0.01 shares of stock. Of these authorized shares, 20 million are common stock and 5 million are preferred stock. The Company capitalized NetREIT Dubose with $1.2 million cash in exchange for a convertible promissory note, which was converted to NetREIT Dubose common stock on September 30, 2010. NetREIT Dubose also raised outside investor capital through a Private Placement Memorandum ("PPM") that was closed on December 31, 2013. NetREIT Dubose sold approximately 924,000 shares of its common stock at $10.00 per share, or $8.0 million under the initial offering.

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

In September 2010, the Company commenced three tender offers for the purchase of outstanding limited partnerships units of Dubose Model Home Income Funds #3, 4 & 5. The offerings closed effective November 30, 2010. As a result of the Company acquiring control of these three limited partnerships, their financial statements have been included in the consolidated financial statements of the Company beginning in December 2010. Income Fund #5 sold its last model home in 2012 and the partnership was liquidated. Income Funds #3 and #4 have also sold all of their model homes before the end of 2012. These two funds only remaining asset is a minority ownership of DAP II.

In August 2011, the Company formed Dubose Advisors, LLC ("Dubose Advisors"), a wholly-owned Delaware limited liability company, and sponsored the formation of Dubose Model Home Investors #201, LP. ("201 Partnership"), a California limited partnership. Dubose Advisors is the sole general partner and advisor to the 201 partnership. The 201 Partnership invests in Model Homes it purchases from developers in transactions whereby the developer leases back the Model Home under a short term lease, typically one to three years in length similar to NetREIT Dubose. The Company initially invested $250,000 to capitalize the 201 Partnership and has raised $2,750,000 in outside investor capital through the sale of 60 limited partner units at $50,000 per unit. As of December 31, 2013, the 201 Partnership has raised the maximum $3.0 million from outside investors.

In December 2011, the Company completed the formation of a California limited partnership, NetREIT National City Partners, LP ("National City Partnership"), whereby an unrelated limited partner contributed its fee interest in two adjacent multi-tenant industrial properties located in National City, California. The Company refers to the property as the Port of San Diego Complex. The Company contributed $465,975 cash and 1,649.266 shares of $1,000 liquidation value, 6.3% convertible preferred stock to capitalize the limited partnership. In addition, the Company contributed $2.9 million cash which was used to pay down the mortgage loan assumed by the Partnership to a balance of $9.5 million after the paydown. After completing the transactions discussed above, NetREIT has an approximate 75% interest in the National City Partnership as the sole general partner and, as a result, the National City Partnership is included in the consolidated financial statements of the Company.

In March 2013, Dubose Advisors sponsored the formation of Dubose Model Home Investors #202, LP. ("202 Partnership"), a California limited partnership. Dubose Advisors is the sole general partner and advisor to the 202 partnership. The 202 Partnership invests in Model Homes it purchases from developers in transactions whereby the developer leases back the Model Home under a short term lease, typically one to three years in length similar to NetREIT Dubose. The Company initially invested $300,000 to capitalize the 202 Partnership and has raised $1,400,000 in outside investor capital through the sale of 14 limited partner units at $100,000 per unit. The 202 Partnership intends to raise up to $5 million from outside investors.

The Company has determined that the entities described above, where it owns less than 100%, meets the tests to be considered variable interest entities ("VIE's"), as defined and, as a result, all of these entities have been consolidated into the consolidated financial statements of the Company from the point that it was determined to be VIE. In addition, the Company believes that it has significant control of these limited partnerships and directs the significant activities of the limited partnerships through NetREIT, the Parent Company.

Effective January 31, 2013, the Company entered into an Agreement and Plan of Merger to consummate the merger acquisition of CHG Properties, Inc. ("CHG"), a California corporation. CHG was the property manager for all of NetREIT's properties. The Company had the option to purchase CHG pursuant to a February 15, 2005, option agreement.   The Company delivered the option exercise notice provided for in the option agreement to C I Holding Group, Inc. ("CIH"), the parent company of CHG, in November 2012. The President of CIH is Jack K. Heilbron and the Secretary of CIH is Mary Limoges. Mr. Heilbron is President and CEO of the Company, and Ms. Limoges is Mr. Heilbron's spouse. The Company determined the fair market value of CHG to be $1.9 million and the transaction was reviewed and unanimously approved by the independent Directors of the Board.

Pursuant to the terms and conditions of the Agreement and Plan of Merger, the Company formed NTR Property Management, Inc. ("NTR"), a California corporation (note 5). NTR functions as the sole in-house property manager for the Company after the merger, reducing the Company's property management expense by the marked-up charges previously paid to CHG. The Company acquired the existing infrastructure, experienced personnel, and computer systems which were assigned to and assumed by NTR. Management has determined that the transaction should be accounted for as a business combination. Of the $1.9 million purchase price, $600,000 has been allocated to customer contracts and/or relationships. This asset is being amortized over a ten year period. The remaining purchase price of approximately $1.3 million has been recorded as goodwill. Management will conduct an impairment review on an annual basis in connection with its properties impairment review. Both of these assets, net of amortization, are included in "Other assets, net" in the accompanying consolidated balance sheets.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of NetREIT and its subsidiaries, Fontana Medical Plaza, LLC ("FMP"), NetREIT 01 LP Partnership, NetREIT Casa Grande LP Partnership, NetREIT Palm Self-Storage LP Partnership, NetREIT Garden Gateway, LP and Dubose Acquisition Partners II (collectively "the Partnerships") NetREIT Advisors, LLC ("Advisors"), NetREIT Dubose Model Home REIT, Inc. and its subsidiary, NetREIT Dubose Model Home LP, Dubose Advisors LLC, Model Home Income Funds 3, 4, 113 LTD, Dubose Model Home Investors #201 LP and Dubose Model Home Investors #202 LP (collectively, the "Income Funds") and NetREIT National City Partners, LP. As used herein, the "Company" refers to NetREIT, FMP, Advisors and the Partnerships, Income Funds, and the NetREIT National City Partners, LP, collectively. Dubose Acquisition Partners III and Model Home Income Fund 5 had operations in 2012 although they sold all of their assets and liquidated before the end of that year. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company classifies the noncontrolling interests in FMP, the Partnerships, and the Income Funds as part of consolidated net loss in 2013 and 2012 and includes the accumulated amount of noncontrolling interests as part of stockholders' equity from the Partnerships inception in 2009 and 2010, the effective date that the Company assumed significant control of DAP II and III in February 2010, the Income Funds acquisitions in November 2010 and November 2011 as well as NetREIT National City Partners, LP in December 2011.  If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interest will be remeasured with the gain or loss reported in the statement of operations. Management has evaluated the noncontrolling interests and determined that they do not contain any redemption features.

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

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the years ended December 31, 2013 and 2012, because of net losses, all distributions were considered return of capital to the stockholders and therefore non-taxable.

The Company believes that it has met all of the REIT distribution and technical requirements for the years ended December 31, 2013 and 2012, respectively.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties for tax positions by any major tax jurisdictions.

Real Estate Asset Acquisitions. The Company accounts for its acquisitions of real estate in accordance with accounting principles generally accepted in the United States of America ("GAAP") which requires the purchase price of acquired properties to be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, a land purchase option, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and tenant relationships, based in each case on their fair values.

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

The total value allocable to intangible assets acquired, which consists of unamortized lease origination costs, in-place leases and tenant relationships, are allocated based on Management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with that respective tenant. Characteristics considered by Management in allocating these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the remaining term of the lease and the tenant's credit quality, among other factors.

The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) Management's estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in real estate assets and lease intangibles, net in the accompanying balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below market rents resulted in a net reduction in rental income of approximately $169,000 and $446,000 for the years ended December 31, 2013 and 2012, respectively.

The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management's assessment of lost revenue and costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $455,000 and $604,000 for years ended December 31, 2013 and 2012, respectively.

Capitalization Policy.  The Company capitalizes any expenditure that replace, improve, or otherwise extend the economic life of an asset in excess of $5,000 for any given project. This includes tenant improvements and lease acquisition costs (leasing commissions, space planning fees, legal fees, etc.) that are in excess of $5,000.

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

As of December 31, 2013, Management has concluded that there are 8 Model Home properties, aggregating approximately $3.1 million, which are considered as held for sale and are included in real estate assets. These homes have mortgage notes payable of approximately $1.3 million. Management has also estimated that all of the homes held for sale will result in a gain on the sale and therefore, there are no asset impairments established at December 31, 2013 related to the sale of these assets.

Depreciation and Amortization of Buildings and Improvements. Land, buildings and improvements are recorded at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. The cost of buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from 30 to 55 years for buildings, improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease which range from 1 to 10 years, and 4 to 5 years for furniture, fixtures and equipment. Depreciation expense for buildings and improvements for the years ended December 31, 2013 and 2012 was $4.5 million and $4.0 million, respectively.

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

The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Based on the review, no impairment was deemed to exist at December 31, 2013 and 2012.

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at December 31, 2013 and 2012.

Impairment. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company's best estimate of the property's discounted future cash flows. In the quarter ended September 30, 2013, the Company determined that an impairment existed in its Havana Parker property and, as a result, recorded an asset impairment of $1.5 million. In addition, through the Company's annual impairment review performed annually in the fourth quarter 2013, the Company determined that an impairment existed in its Morena Office Centre Center property and, as a result, recorded an asset impairment of $500,000. In 2012, the Company determined that an impairment existed in its Waterman Plaza property and "other real estate" resulting in recording an asset impairment of $300,000. and approximately $1.3 million, respectively. (Note 10)

Provision for Mortgage Loan Losses. Accounting policies require the Company to maintain an allowance for estimated credit losses with respect to mortgage loans it has made based upon its evaluation of known and inherent risks associated with the mortgage loans it has made in the past. Management reflects provisions for loan losses based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates. There have been no provisions for loan losses at December 31, 2013 and 2012.

Cash and Cash Equivalents. The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. At December 31, 2013, the Company had approximately $4.9 million in deposits in financial institutions that were above the federally insurable limits.

Restricted Cash. Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are primarily for escrow funds for payment of property taxes.

Tenant Receivables. The Company periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company maintains an allowance for deferred rent receivable that arises from straight-lining of rents. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates. At December 31, 2013 and 2012, the balance of allowance for possible uncollectible tenant receivables included in other assets, net was $115,000 and $69,000, respectively.

Deferred Leasing and Financing Costs. Deferred leasing costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If Management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At December 31, 2013 and 2012, the Company had net deferred leasing costs of approximately $1,465,000 and $1,059,000, respectively. Total amortization expense related to leasing costs for the year ended December 31, 2013 and 2012 was approximately $321,000 and $204,000, respectively. Amortization of deferred financing costs is included in rental operating costs in the accompanying consolidated statements of operations.

Deferred financing costs are costs incurred, including legal fees, origination fees, and administrative fees, in connection with debt financing that are capitalized as deferred financing costs and are amortized using the straight-line method, which approximates the effective interest method, over the contractual term of the respective loans. At December 31, 2013 and 2012, deferred financing costs were approximately $1,184,000 and $1,065,000, respectively. Total amortization expense related to financing costs for the year ended December 31, 2013 and 2012 was approximately $297,000 and $192,000, respectively. Amortization of deferred financing costs is included in interest expense in the accompanying consolidated statements of operations.

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

Certain of the Company's leases currently contain rental increases at specified intervals. The Company records as an asset, and includes in rental income, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable, included in other assets in the accompanying consolidated balance sheets, includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. As of December 31, 2013 and 2012, deferred rent receivable totaled approximately $1,384,000 and $1,054,000, respectively. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable, as it relates to straight-line rents, on a quarterly basis and takes into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we would record an increase in the allowance for uncollectible accounts and we would record a direct write-off of the specific rent receivable. No such reserves have been recorded as of December 31, 2013 and 2012.

Interest income on mortgages receivable is accrued as it is earned. The Company stops accruing interest income on a loan if it is past due for more than 90 days or there is doubt regarding collectability of the loan principal and/or accrued interest receivable.

Loss Per Common Share. Basic loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders (the "numerator") by the weighted average number of common shares outstanding (the "denominator") during the period. Diluted loss per common share ("Diluted EPS") is similar to the computation of Basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net earnings per share.

The following is a reconciliation of the denominator of the basic loss per common share computation to the denominator of the diluted loss per common share computations, for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Weighted average shares used for Basic EPS	16,170,865	15,479,474

Add:

Effect of dilutive securities:

Adjusted weighted average shares used for diluted EPS	16,170,865	15,479,474

Weighted average shares from share based compensation, shares from conversion of NetREIT 01 LP Partnership, Casa Grande LP Partnership, NetREIT Palm Self-Storage LP Partnership, NetREIT Garden Gateway LP Partnership, NetREIT National City Partners LP Partnership  and shares from stock purchase warrants with respect to a total of 1,325,339 shares of common stock for the year ended December 31, 2013 and 1,303,649 shares of common stock for the year ended December 31, 2012, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

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

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. The Company's cash equivalents, mortgage notes receivable, accounts receivable and payables and accrued liabilities all approximate fair value due to their short term nature. Management believes that the recorded and fair value of notes payable are approximately the same as of December 31, 2013 and 2012.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allocation of purchase price paid for property acquisitions between land, building and intangible assets acquired including their useful lives; valuation of long-lived assets, and the allowance for doubtful accounts, which is based on an evaluation of the tenants' ability to pay and the provision for possible loan losses with respect to mortgages receivable and interest. Actual results may differ from those estimates.

Segments. The Company acquires and operates income producing properties including office properties, residential properties, retail properties and self-storage properties and invests in real estate assets, including real estate loans and, as a result, the Company operates in four business segments. See Note 10 "Segment Information".

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

Reclassifications. Certain reclassifications have been made to prior years consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of consolidated operations or stockholders' equity.

3. REAL ESTATE ASSETS AND LEASE INTANGIBLES

A summary of the properties owned by the Company as of December 31, 2013 is as follows:

Property Name	Date Acquired	Location	Square Footage	Property Description	Real Estate Assets, Net (in thousands)
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	$3,510.2
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	115,052	Office	12,390.9
World Plaza	September 2007	San Bernardino, California	55,098	Retail	6,700.2
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	1,936.1
Sparky's Palm Self-Storage	November 2007	Highland, California	50,250	Self-Storage	4,376.4
Sparky's Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self-Storage	6,815.3
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	8,401.3
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,128.9
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,354.9
Morena Office Center	January 2009	San Diego, California	26,784	Office	5,666.6
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	1,977.3
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,255.8
Sparky's Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self-Storage	5,544.9
Sparky's Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self-Storage	2,656.4
Sparky's Rialto Self-Storage	May 2010	Rialto, California	101,343	Self-Storage	4,784.3
Genesis Plaza	August 2010	San Diego, California	57,685	Office	8,860.5
Dakota Bank Buildings	May 2011	Fargo, North Dakota	119,749	Office	9,797.9
Yucca Valley Retail Center	September 2011	Yucca Valley, California	103,596	Retail	7,166.1
Sparky's Sunrise Self-Storage	December 2011	Hesperia, California	93,851	Self-Storage	2,165.6
Port of San Diego Complex	December 2011	San Diego, California	146,700	Industrial	14,134.0
Shoreline Medical Building	May 2012	Half Moon Bay, California	15,335	Office	6,131.6
The Presidio	November 2012	Colorado Springs, Colorado	80,800	Office	6,977.2
Sparky's Lancaster Self-Storage	May 2013	Lancaster, CA	71,000	Self-Storage	3,629.5

NetREIT, Inc. properties					136,361.9
			Homes
Model Home properties held in limited partnerships	Various in 2009-2013	CA, AZ, WA, TX, SC, NC and NJ	61	Residential	17,150.0

Model Home properties held in income and investment funds	Various in 2003-2008, 2010 - 2013	CA, AZ, TX, SC, PA, NJ	16	Residential	5,943.3

Model Home properties					23,093.3

		Total real estate assets and lease intangibles, net			$159,455.2

A summary of the properties owned by the Company as of December 31, 2012 is as follows:

Property Name	Date Acquired	Location	Square Footage	Property Description	Real Estate Assets, Net (in thousands)
Casa Grande Apartments	April 1999	Cheyenne, Wyoming	29,250	Residential	$1,381.4
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	5,262.9
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	115,052	Office	12,507.2
World Plaza	September 2007	San Bernardino, California	55,098	Retail	6,852.5
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	1,977.6
Sparky's Palm Self-Storage	November 2007	Highland, California	50,250	Self-Storage	4,486.8
Sparky's Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self-Storage	6,983.5
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	8,544.2
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,280.3
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,430.2
Morena Office Center	January 2009	San Diego, California	26,784	Office	5,887.0
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	2,052.5
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,335.1
Sparky's Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self-Storage	5,688.7
Sparky's Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self-Storage	2,693.6
Sparky's Rialto Self-Storage	May 2010	Rialto, California	101,343	Self-Storage	4,882.0
Genesis Plaza	August 2010	San Diego, California	57,685	Office	9,161.5
Dakota Bank Buildings	May 2011	Fargo, North Dakota	119,749	Office	8,732.6
Yucca Valley Retail Center	September 2011	Yucca Valley, California	103,596	Retail	7,503.1
Sparky's Sunrise Self-Storage	December 2011	Hesperia, California	93,851	Self-Storage	2,195.8
Port of San Diego Complex	December 2011	San Diego, California	146,700	Industrial	14,275.1
Shoreline Medical Building	May 2012	Half Moon Bay, California	15,335	Office	6,269.6
The Presidio	November 2012	Aurora, Colorado	80,800	Office	7,237.8

NetREIT, Inc. properties					137,621.0
			Homes
Model Home properties held in limited partnerships	Various in 2009-2012	CA, AZ, WA, TX, SC, NC and NJ	74	Residential	21,552.2

Model Home properties held in income and investment funds	Various in 2003-2008, 2010 & 2011	CA, AZ, TX, SC, PA, NJ	18	Residential	6,465.5

Model Home properties					28,017.7

		Total real estate assets and lease intangibles, net			$165,638.7

The following table sets forth the components of the Company's real estate assets:

	December 31, 2013	December 31, 2012
Land	$41,882,217	$41,617,925
Buildings and other	128,085,648	130,471,526
Tenant improvements	7,344,151	7,112,494
Lease intangibles	4,569,854	4,569,854
	181,881,870	183,771,799
Less:
Accumulated depreciation and amortization	(22,426,708)	(18,133,080)
Real estate assets, net	$159,455,162	$165,638,719

Operations from each property are included in the Company's consolidated financial statements from the date of acquisition.

The Company acquired the following properties in the year ended December 31, 2013:

In January 2013, NetREIT Dubose and Dubose Model Home Investors #201 LP acquired 4 Model Home properties in Texas and leased them back to the home builder. The purchase price for the properties was approximately $1.1 million. The purchase price paid was through a cash payment of approximately $0.5 million and promissory notes totaling approximately $0.6 million.

In May 2013, the Company acquired a self-storage facility in Lancaster, CA for the purchase price of approximately $3.7 million dollars. The purchase price was paid in cash. The facility is comprised of approximately 71,000 square feet of rentable area consisting of approximately 608 self-storage units. The facility was built in 1990 and was approximately 65 percent occupied at acquisition. The results of operations for the year ended December 31, 2013 includes approximately seven months of operations related to this property.

In July 2013, NetREIT Dubose acquired 1 Model Home property in Texas and leased it back to the home builder. The purchase price for the properties was approximately $0.5 million. The purchase price paid was through a cash payment of approximately $0.2 million and promissory note of approximately $0.3 million.

In October 2013, NetREIT Dubose acquired 2 Model Home properties in Texas and leased them back to the home builder. The purchase price for the properties was approximately $0.6 million. The purchase price paid was through a cash payment of approximately $0.2 million and promissory note of approximately $0.4 million.

In December 2013, NetREIT Dubose acquired 7 Model Home properties in Pennsylvania and leased them back to the home builder. The purchase price for the properties was approximately $2.0 million. The purchase price paid was through a cash payment of approximately $0.9 million and promissory note of approximately $1.1 million.

The Company disposed of the following properties in the year ended December 31, 2013:

NetREIT Dubose and the other Model Home entities disposed of 32 Model Home properties. The sales price, net of selling costs, aggregated approximately $9.8 million and approximately $3.5 million in mortgage notes payable were retired in connection with these sales. The Company recognized a gain of $1,297,753 related to the sale of these Model Homes.

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

In May 2012, the Company acquired the former Rite Aid building in Yucca Valley, California. The building adjoins the Company's Yucca Valley Retail Center purchased in September 2011. The building was purchased vacant as a result of the relocation of Rite Aid. However, the property remains under lease to the tenant for several more years. The purchase price was approximately $1.1 million all paid in cash. The building consists of approximately 17,600 rentable square feet.

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

In October 2012, Dubose Model Home Investors #201 LP acquired 1 Model Home property in Texas and leased it back to the home builder. The purchase price for the property was approximately $365,000. The purchase price paid was through a cash payment of approximately $146,000 and a promissory note of approximately $219,000. At December 31, 2013, this 1 Model Home is under lease contract.

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

In December 2012, NetREIT Dubose and Dubose Model Home Investors #201 LP acquired 14 Model Home properties in Texas and leased them back to the home builder. The purchase price for the properties was approximately $3.9 million. The purchase price paid was through a cash payment of approximately $2.0 million and promissory notes totaling approximately $1.9 million. At December 31, 2013, these 14 Model Homes are under lease contract.

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

In October 2012, the Company sold approximately 40.0%of land adjacent to the Sparky's Rialto Self-Storage. The sales price was $290,000 and after selling costs and the cost of the land, the Company recognized a gain of approximately $103,500.

In October 2012, NetREIT 01 LP sold the 7-Eleven located in Escondido, California. The sales price was approximately $1.9 million and after selling costs and the net book value of the land and building, the Company recognized a gain of approximately $637,900.

The Company allocated the purchase price of the properties acquired during the year ended December 31, 2013 as follows:

	Land	Buildings and other	Total Purchase Price

Sparky's Lancaster Self-Storage	$949,000	$2,701,000	$3,650,000
Model Home Properties	713,630	345,759	1,059,389

The Company allocation of the properties sold during the year ended December 31, 2013 is as follows:

	Land	Buildings and other	Total Cost

Model Home Properties	$1,183,379	$7,743,608	$8,926,987
Casa Grande Apartments	220,572	1,190,822	1,411,394

The Company allocated the purchase price of the properties acquired during the year ended December 31, 2012 as follows:

	Land	Buildings and other	Tenant Improve-ments	In-place Leases	Leasing Costs	Total Purchase Price

Rite Aid	$366,000	$759,000	$-	$-	$-	$1,125,000
Shoreline Medical Building	1,820,000	4,311,000	-	83,000	136,000	6,350,000
The Presidio	1,325,000	4,969,400	816,500	27,400	136,700	7,275,000
Model Home Properties	1,923,852	15,214,443	-	-	-	17,138,295

The Company allocation of the properties sold during the year ended December 31, 2012 is as follows:

	Land	Buildings and other	Total Cost

Model Home Properties	$1,213,417	$8,196,975	$9,410,392
Rialto land	159,775	-	159,775
7-Eleven	553,359	714,680	1,268,039

Lease Intangibles

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	December 31, 2013			December 31, 2012
	Lease intangibles	Accumulated amortization	Lease intangibles, net	Lease intangibles	Accumulated amortization	Lease intangibles, net
In-place leases	$2,015,459	$(1,493,808)	$521,651	$2,015,459	$(1,229,792)	$785,667
Leasing costs	1,448,985	(999,444)	449,541	1,448,985	(807,816)	641,169
Tenant relationships	332,721	(332,721)	-	332,721	(332,721)	-
Below-market leases	(841,425)	65,463	(775,962)	(841,425)	37,415	(804,010)
Above-market leases	1,614,114	(1,018,516)	595,598	1,614,114	(821,947)	792,167
	$4,569,854	$(3,779,026)	$790,828	$4,569,854	$(3,154,861)	$1,414,993

As of December 31, 2013, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Estimated Aggregate Amortization Expense
2014	$532,314
2015	388,282
2016	157,215
2017	53,591
2018	31,265
Thereafter (principally below market rent amortization)	(371,839)
$790,828

The weighted average amortization period for the intangible assets, in-place leases, leasing costs, tenant relationships and below-market leases acquired as of December 31, 2013 was 14.8 years.

4. MORTGAGE NOTES PAYABLE

Mortgage notes payable as of December 31, 2013 and December 31, 2012 consisted of the following:

	December 31, 2013	December 31, 2012
Mortgage note payable in monthly installments of $24,330 through July 1, 2016, including interest at a fixed rate of 6.51%; collateralized by the Havana/Parker Complex property. (1)	$3,098,780	$3,163,018
Mortgage note payable in monthly installments of $42,383 through February 5, 2020, including interest at a fixed rate of 5.00%; collateralized by the leases and office buildings of the Garden Gateway Plaza property.	7,119,544	9,248,703
Mortgage note payable in monthly installments of $25,995 through September 1, 2015, including interest at a fixed rate of 6.50%; collateralized by the Waterman Plaza Property	3,457,973	3,542,157
Mortgage note payable in monthly installments of $28,865 through March 1, 2034, including interest at a variable rate ranging from 5.5% to 10.5%; with a current rate of 5.5% collateralized by the Sparky's Thousand Palms Self-Storage property.	4,215,349	4,326,536
Mortgage note payable in monthly installments of $5,171 through December 18, 2022, including interest at a variable rate of currently of 4.75%; indexed to the 5 year Interest Rate Swap rate; collateralized by the Sparky's Hesperia East Self-Storage property.	890,774	1,666,713
Mortgage note payable in monthly installments of $17,226 through May 3, 2012, including interest at a fixed rate of 5.00%; monthly installments of $19,323 from June 3, 2012, including interest at 4.75% to maturity, or May 3, 2023; collateralized by the Sparky's Rialto Self-Storage property.	2,166,791	2,512,003
Mortgage note payable in monthly installments of $6,638 through July 1, 2018, including interest at a fixed rate of 5.80%; collateralized by the Casa Grande Apartment property.	-	1,020,943
Mortgage note payable in monthly installments of $28,219 through September 1, 2015, including interest at a fixed rate of 4.65%; collateralized by the Genesis Plaza property.	4,618,147	4,738,967
Mortgage note payable in monthly installments of $26,962 through July 1, 2025, including interest at a fixed rate of 5.79% through July 1, 2018; collateralized by the Executive Office Park property.	4,447,699	4,511,736
Mortgage note payable in monthly installments sufficient to amortize the note on a 25 year schedule and the current month interest charge (currently, approximately $36,200), interest at a variable rate of 3.0% over the one month libor with a floor of 5.75% (current rate) and a ceiling of 9.75% through May 31, 2016; collateralized by the Dakota Bank Building property.	5,417,950	5,532,953
Mortgage note payable in monthly installments of $23,919 through May 11, 2015, including interest at a fixed rate of 5.62%; collateralized by the Yucca Valley Retail Center.	3,095,974	3,203,262
Mortgage note payable in monthly installments of $9,858 through January 1, 2019, including interest at a fixed rate of 4.95%; collateralized by the Rangewood Medical Office Building.	1,155,305	1,214,819
Mortgage note payable in monthly installments of $7,562 through January 1, 2019, including interest at a fixed rate of 4.95%; collateralized by Regatta Square.	1,244,615	1,272,994
Mortgage note payable in monthly installments of $61,573 through March 5, 2020, including interest at a fixed rate of 4.75%; collateralized by the Port of San Diego Complex.	10,608,385	9,185,400
Mortgage note payable in monthly installments of $13,896 through June 1, 2021, including interest at a fixed rate of 4.5% subject to resetting at the 3rd and 6th anniversary to the lender's current rate on similar loans; collateralized by the Morena Office Center.	2,411,282	2,468,148
Mortgage note payable in monthly installments of $9,450 through June 1, 2021, including interest at a fixed rate of 4.5% subject to resetting at the 3rd and 6th anniversary to the lender's current rate on similar loans; collateralized by the Pacific Oaks Plaza.	1,639,658	1,678,335
Mortgage note payable in monthly installments of $26,043 through June 1, 2022, including interest at a fixed rate of 5.1% subject to resetting at the 3rd and 6th anniversary to the lender's current rate on similar loans; collateralized by the Shoreline Medical Office Building.	3,959,914	4,067,514
Mortgage note payable in monthly installments of $42,788 through December 6, 2022, including interest at a fixed rate of 4.7%; collateralized by Sparky's Palm, Joshua and Sunrise Self-Storage properties.	8,116,028	8,250,000
Mortgage note payable in monthly installments of $36,701 through January 6, 2015, including interest at a fixed rate of 5.6%; collateralized by The Presidio.	5,492,375	5,617,671
Mortgage note payable in monthly installments of $13,200 through June 1, 2020, including interest at a fixed rate of 5.0%; collateralized by Sparky's Lancaster Self- Storage.	1,965,504	-
Mortgage note payable in monthly installments of $11,479 through August 28, 2019, including interest at a fixed rate of 4.75%; collateralized by the Fontana Medical Plaza	1,990,880	-
Subtotal, NetREIT, Inc. properties	77,112,927	77,221,872
Mortgage notes payable in monthly installments of $20,588; maturity date of February 10, 2014, including interest at a fixed rate of 5.50%; collateralized by 7 Model Home properties.(2)	1,222,266	1,628,170
Mortgage notes payable in monthly installments of $7,490; maturity date of September 15, 2015, including interest at a fixed rate of 5.75%; collateralized by 7 Model Home properties.	778,823	407,480
Mortgage notes payable in monthly installments of $6,016 maturity date of December 15, 2015, including interest at a fixed rate of 5.75%; collateralized by 7 Model Home properties.	639,007	1,545,578
Mortgage notes payable in monthly installments of $35,594; maturity dates of April 15, 2017 through June 15, 2017; including interest at fixed rate of 5.50%; collateralized by 15 Model Home properties.	3,212,444	1,723,047
Mortgage notes payable in monthly installments of $14,732; maturity dates of December 15, 2017; including interest at fixed rate of 5.00%; collateralized by 13 Model Home properties.	1,777,808	4,238,005
Mortgage notes payable in monthly installments of $14,561; maturity dates of December 15, 2017; including interest at fixed rate of 5.00%; collateralized by 10 Model Home properties.	1,343,658	1,860,887
Mortgage notes payable in monthly installments of $4,691; maturity dates of January 15, 2018 through December 15, 2018; including interest at fixed rate of 5.07% to 5.50%; collateralized by 4 Model Home properties.	593,505	3,855,324
Mortgage notes payable in monthly installments of $28,658; maturity dates of June 30, 2014 through January 15, 2018; including interest at fixed rate of 5.50% to 5.84%; collateralized by 14 Model Home properties.	2,871,286	-
	12,438,797	15,258,491
	$89,551,724	$92,480,363

(1)
The Company is in technical default on this mortgage note payable while negotiating to have the terms modified by the lender. On March 4, 2014, the Company received legal notice from the lender of foreclosure proceedings (Note 10).

(2)	The Company is working with the lender to have the maturity date extended. The lender has a history of extending terms to coincide with the sale of the property securing the debt.

Except as noted above, the Company is in compliance with all conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable as of December 31, 2013 is as follows:

Years Ending:	NetREIT, Inc. Principal Payments	Model Home Properties Principal Payments	Scheduled Principal Payments
2014	$1,865,642	$1,954,058	$3,819,700
2015	16,461,854	2,547,020	19,008,874
2016	9,425,528	7,937,719	17,363,247
2017	1,411,509	-	1,411,509
2018	6,214,376	-	6,214,376
Thereafter	41,734,018	-	41,734,018
Total	$77,112,927	$12,438,797	$89,551,724

5. RELATED PARTY TRANSACTIONS

Through January 31, 2013, the Company had a property management agreement with CHG Properties, Inc. ("CHG"), a wholly-owned subsidiary of CI, to manage all of its properties at rates up to 5% of gross income. For the years ended December 31, 2013 and 2012, the Company paid CHG total management fees of approximately $113,000 and $610,000, respectively.

During the term of the property management agreement, the Company had an option to acquire the business conducted by CHG. The option was exercisable, with the approval of a majority of the Company's directors not otherwise interested in the transaction, without any consent of the property manager, its board or its shareholders. The option price to be paid in shares of the Company was determined by a predefined formula based on the net income of CHG during the 6-month period immediately preceding the month in which the acquisition notice is delivered. In January 2013, the Company completed the purchase of CHG. See Note 1, "Organization and Basis of Presentation" for further discussion.

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to an entity 100% owned by the Company's Chairman and Chief Executive Officer and another related party. Total rents charged and paid by these affiliates was approximately $43,000 and $60,000 for the years ended December 31, 2013 and 2012, respectively.

In January 2012, the limited partner of NetREIT 01, LP (the "Partnership") that owned the 7-Eleven property exercised its option to convert approximately 30.0% of its ownership interests in the Partnership in exchange for approximately 17,060 shares of Company common stock. In March 2012, the Company bought back all of these shares from the limited partner at a price per share that was determined when the Partnership was formed, which, adjusted for stock dividends, was $8.44 per share. After conversion, our interest in the Partnership increased to approximately 77%. The stock buy-back transaction was subjected to the Company's related party transaction policy which requires a review of the transaction by the uninterested parties of the Audit Committee and a subsequent vote by the Company's Board of Directors. In 2012, the 7-Eleven property was sold and the Partnership exchanged that property by acquiring The Presidio property.

The limited partner of NetREIT 01, LP is the Allen Trust DTD 7-9-1999. William H. Allen, a Director of the Company and Chairman of the Audit Committee, is a beneficiary and a trustee of the trust. The Partnership was formed approximately one year before Mr. Allen became a Board Member.

6. STOCKHOLDERS' EQUITY

Common Stock. The Company is authorized to issue up to 100,000,000 shares of Series A Common Stock ("Common Stock") $0.01 par value and 1,000 shares of Series B Common Stock $0.01 par value. The Common Stock and the Series B Common Stock have identical rights, preferences, terms and conditions except that the Series B Common Stockholders are not entitled to receive any portion of Company assets in the event of Company liquidation. There have been no Series B Common Stock shares issued. Each share of Common Stock entitles the holder to one vote. The Common Stock is not subject to redemption and it does not have any preference, conversion, exchange or preemptive rights. The articles of incorporation contain a restriction on ownership of the Common Stock that prevents one person from owning more than 9.8% of the outstanding shares of common stock. At December 31, 2013 and 2012, there were 16,473,674 and 15,767,418 shares, respectively, of the Common Stock outstanding.

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

Convertible Series AA Preferred Stock. The Board of Directors authorized the original issuance of 1,000,000 shares of the Preferred Stock as Series AA ("Series AA"). Each share of Series AA (i) is non-voting, except under certain circumstances as provided in the Articles of Incorporation; (ii) is entitled to annual cash dividends of 7% which are cumulative and payable quarterly; (iii) ranks senior, as to the payment of dividends and distributions of assets upon liquidation, to common stock or any other series of preferred stock that is not senior to or on parity with the Series AA; (iv) is entitled to receive $25.00 plus accrued dividends upon liquidation; (v) may be redeemed by the Company prior to the mandatory conversion date at a price of $25.00 plus accrued dividends, and (vi) may be converted into two shares of common stock at the option of the holder prior to the mandatory conversion date. The conversion price is subject to certain anti-dilution adjustments. The Company has not issued any shares of this preferred stock.

Convertible Series 6.3% Preferred Stock. In December 2011, the Company filed Supplementary Articles to its articles of incorporation by adding the authorization to issue up to 10,000 shares of Series 6.3% convertible preferred stock out of the previously authorized undesignated preferred stock discussed above. Each share of 6.3% preferred stock has a $1,000 liquidation preference.

In December 2011, the Company issued approximately 1,649 shares of its Series 6.3% Preferred Stock to the NetREIT National City Partnership, LP, an entity that is consolidated into the financial statements of the Company. The terms of the preferred stock provide for a liquidation preference of $1,000 per share and cumulative dividends from the date of original issue at a rate of 6.3% per annum (equal to an annual rate of $63.00 per share), subject to adjustment in certain circumstances. As of December31, 2013, the liquidation preference would have been $1,649,000. Dividends on the preferred stock are payable quarterly in arrears subject to declaration by the Board of Directors and compliance with applicable law. All the shares issued to the partnership are subject to an option for the limited partner to exchange his interest in the partnership to equity in NetREIT.

The Series 6.3% preferred stock is convertible at any time at the holder's option into common stock of the Company at an initial conversion rate of 116.28 shares of NetREIT's common stock per share of preferred stock, which is equivalent to an initial conversion price of approximately $8.60 per share. Based on the initial conversion rate, approximately 191,755 shares of common stock would be issuable upon conversion of all of the outstanding shares of preferred stock.

The Company may also elect, at its option, to redeem some or all of the preferred stock at any time upon proper notice at the liquidation preference amount plus any unpaid accrued dividends.

Broker Dealer Warrants. Warrants have been issued pursuant to the terms of the respective $10.50 broker agreement and the Participating Broker Dealer Agreement in connection with the private placement offering that closed on December 31, 2011. Each Warrant entitles the registered holder to purchase one share of common stock at the exercise price of $10.50 per share for a period of three years from the date of issuance. The exercise price, the number and kind of securities issuable on exercise of any Warrant, and the number of Warrants are subject to adjustment in the event the Company pays stock dividends or makes stock distributions with respect to its common stock. Adjustments will also be made upon any reclassification of the Company's common shares or in the event the Company makes certain pro rata distributions of options or warrants to its common stockholders. The warrant agreements also provide for adjustments in the event the Company consummates certain consolidation or merger transactions, and in the event the Company sells all, or substantially all, of its assets. Warrant holders do not have any voting or other rights of the Company's stockholders and are not entitled to receive dividends or other distributions. As of the close of the private placement, a total of 451,235 warrants to purchase NetREIT common stock were earned. These warrants have an exercise price ranging from $9.52 to $10.50 with a weighted average exercise price of $9.63. All warrants expire on December 31, 2014.

Limited Partnerships. In 2008, the Company and the other tenant in common contributed their respective equity ownership in the Escondido 7-Eleven to NetREIT 01 LP, a California limited partnership. Initially, the limited partner had an option to exchange its equity interest in the property into shares of NetREIT common stock at a conversion price equal to $9.30 per share up to 77,369 shares. In 2009, the partner exchanged one third of its interests in the partnership into 25,790 shares of Company common stock. In 2012, the partner exchanged approximately 30% of its interests in the partnership for 17,060 shares of Company common stock. Adjusted for stock dividends, the partner has the rights to exchange its remaining interests in the partnership for up to 39,806 shares of Company common stock. The Company has a put option to convert the partner's equity interests in NetREIT 01 LP into shares of Company common stock at $8.44 per share for up to 39,806 common shares upon the completion of an initial public offering of shares to be registered under the Securities Act of 1933.

In October 2009, NetREIT and 5 former tenants in common of Casa Grande Apartments and Palm Self-Storage contributed their respective ownership interests in these properties into NetREIT Casa Grande LP and NetREIT Palm LP. In exchange for the contribution of property, the owners became limited partners of these partnerships and NetREIT became the general partner. The partners have an option to exchange their equity interest in the partnership for up to 457,028 shares of Company common stock at a conversion price equal to $8.44 per share. The Company has a put option to convert the partner's equity interests in these limited partnerships to shares of Company common stock at $8.44 per share for up to 457,028 shares.

In February 2010, NetREIT and a former tenant in common of Garden Gateway Plaza contributed their respective ownership interests in these properties into NetREIT Garden Gateway LP. In exchange for the contribution of property, the owners became a limited partner of this partnership and NetREIT became the general partner. The partner has an option to exchange their equity interest in the partnership for up to 105,000 shares of Company common stock at a conversion price equal to $9.52 per share. The Company has a put option to convert the partner's equity interests in these limited partnerships to shares of Company common stock at $9.52 per share for up to 105,000 shares.

In June 2011, the Company formed Dubose Model Home Investors #201, LP for the purpose of raising capital for the acquisition of Model Homes to be leased back to the builder/seller.

In December 2011, the Company and an unrelated party formed NetREIT National City Partnership, LP. In exchange for the contribution of property, the seller became a limited partner of this partnership. The Company is the sole general partner. The limited partner has the option to exchange its partnership units into approximately 1,649 shares of convertible series 6.3% preferred stock. The shares of the convertible series 6.3% preferred stock can be converted into 191,755 shares of NetREIT Series A common stock.

Share-Based Incentive Plan. An incentive award plan has been established for the purpose of attracting and retaining officers, key employees and non-employee board members. The Compensation Committee of the Board of Directors adopted a Restricted Stock plan ("Restricted Stock") in December 2006 and granted nonvested shares of restricted common stock effective January 1 since the year of adoption. The nonvested shares have voting rights and are eligible for any dividends paid to common shares. The share awards vest in equal annual instalments over a three or five year period from date of issuance. The Company recognized compensation cost for these fixed awards over the service vesting period, which represents the requisite service period, using the straight-line attribution expense method.

The value of the nonvested shares was calculated based on the offering price of the shares in the most recent private placement offering of $10 adjusted for stock dividends since granted and assumed selling costs. The value of granted nonvested restricted stock issued during the year ended December 31, 2013 totaled approximately $656,000 which is calculated using the most recent private placement offering of $10 adjusted for estimated selling costs. The value of granted nonvested restricted stock issued during the year ended December 31, 2012 totaled approximately $490,000. Compensation expense recorded was approximately $482,000 and $485,000 in the years ended December 31, 2013 and 2012, respectively. The 80,495 nonvested restricted shares as of December 31, 2013 will vest in equal instalments over the next two to nine years.

A table of non-vested restricted shares granted and vested since December 31, 2011 is as follows:

Balance, December 31, 2011	63,777
Granted	57,016
Vested	(57,577)
Cancelled	(411)
Balance, December 31, 2012	62,805
Granted	76,283
Vested	(57,034)
Cancelled	(1,559)
Balance, December 31, 2013	80,495

Cash Dividends. During the years ended December 31, 2013 and 2012, the Company paid cash dividends, net of reinvested stock dividends, of $4,578,000, and $4,262,000, respectively, or at an annualized rate $0.543 per share on an annualized basis. As the Company reported net losses in both of these periods, and on a cumulative basis, these cash dividends represent a return of capital to the stockholders rather than a distribution of earnings. The Company paid cash dividends on the Convertible Series 6.3% Preferred Stock of approximately $105,000 in the year ended December 31, 2013. The dividends were paid to a subsidiary that is consolidated into the consolidated financial statements of the Company and, as a result, have been eliminated in consolidation.

Dividend Reinvestment Plan. The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of Company common stock. The Company has registered 1,500,000 shares of common stock pursuant to the dividend reinvestment plan. The dividend reinvestment plan became effective on January 23, 2012 just after the close of our private placement offering discussed above. The purchase price per share is 95% of the price the Company was formerly selling its shares for $9.50 per share. No sales commission or dealer manager fee will be paid on shares sold through the dividend reinvestment plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all Participants at least thirty (30) days prior to such record date. As of December 31, 2013, the second year under the plan, approximately $7.9 million, or approximately 836,000 shares of common stock have been issued under the dividend reinvestment plan.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company has operating leases with tenants that expire at various dates through 2021 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent due the Company under operating leases as of December 31, 2013 for five years and thereafter are summarized as follows:

Years Ending:	Scheduled Payments
2014	$11,329,800
2015	9,226,200
2016	6,772,600
2017	5,508,500
2018	4,811,600
Thereafter	7,949,500
Total	$45,598,200

The Company has a noncancelable ground lease obligation on World Plaza expiring in June 1, 2062. The current annual rent of $21,910 is subject to adjustment every ten years based on the Cost of Living Index for the Los Angeles area compared to the base month of June 1963 which was 107.4. At the termination of the lease, the Company has an option to purchase the property for a total purchase price of $181,710. In September 2007, when World Plaza was acquired, the option was determined to have a fair value of $1,370,000 based upon comparable land sales adjusted to present value.

Scheduled payments due on the lease obligation as of December 31, 2013 are as follows:

Years Ending:	Scheduled Payments
2014	$21,910
2015	21,910
2016	21,910
2017	21,910
2018	21,910
Thereafter	1,028,409
Total	$1,137,959

Litigation. Neither the Company nor any of the Company's properties are presently subject to any material litigation nor, to the Company's knowledge, is there any material threatened litigation other than what is included in Note 10.

Environmental Matters. The Company monitors its properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, the Company is not currently aware of any environmental liability with respect to the properties that would have a material effect on the Company's financial condition, results of operations and cash flow. Further, the Company is not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that the Company believes would require additional disclosure or recording of a loss contingency.

8. CONCENTRATION OF CREDIT RISKS

Concentration of credit risk with respect to accounts receivable is limited due to the large number of tenants comprising the Company's rental revenue. No single tenant accounted for 10% or more of total rental income for the years ended December 31, 2013 and 2012.

9. SEGMENTS

The Company's reportable segments consist of the four types of commercial real estate properties for which the Company's decision-makers internally evaluate operating performance and financial results: Residential Properties, Industrial and Office Properties, Retail Properties, and Self-Storage Properties. The Company also has certain corporate level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.

The Company's chief operating decision maker evaluates the performance of its segments based upon net operating income. Net operating income is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes, ground leases and provisions for bad debts) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and general and administrative expenses. The accounting policies of the reportable segments are the same as those described in the Company's significant accounting policies (see Note 2). There is no intersegment activity.

The following tables reconcile the Company's segment activity to its results of operations and financial position as of and for the years ended December 31, 2013 and 2012, respectively.

	Year Ended
	December 31, 2013	December 31, 2012
Industrial/Office Properties:
Rental income	$10,448,256	$8,994,345
Property and related expenses	3,629,413	2,979,251
Asset impairment	2,000,000	-
Net operating income, as defined	4,818,843	6,015,094

Residential Properties:
Rental income	2,995,612	2,921,813
Property and related expenses	195,752	354,655
Asset impairment	-	98,000
Net operating income, as defined	2,799,860	2,469,158

Retail Properties:
Rental income	2,878,145	2,862,846
Property and related expenses	861,327	767,677
Asset impairment	-	300,000
Net operating income, as defined	2,016,818	1,795,169

Self-Storage Properties:
Rental income	3,241,109	2,889,963
Property and related expenses	1,695,933	1,453,354
Net operating income, as defined	1,545,176	1,436,609

Reconciliation to Net Income Available to Common Stockholders:
Total net operating income, as defined, for reportable segments	$11,180,697	11,716,030
Unallocated other income:
Total other income	116,602	80,427
Gain on sale of real estate	1,620,109	898,220
Gain on dissolution of partnership interests	372,645	372,089
General and administrative expenses	5,443,652	4,752,459
Interest expense	5,059,912	4,493,558
Depreciation and amortization	5,309,560	4,869,467
Impairment of real estate owned	-	1,278,531
Gain on extinguishment of a liability	-	691,487
Net loss before noncontrolling interests	(2,523,071)	(1,635,762)
Noncontrolling interests	1,566,023	497,712
Net loss	$(4,089,094)	$(2,133,474)

	December 31, 2013	December 31, 2012

Assets:
Industrial/Office Properties:
Land, buildings and improvements, net (1)	$84,458,209	$86,695,553
Total assets (2)	89,813,764	90,286,093

Residential Property:
Land, buildings and improvements, net (1)	23,093,296	29,399,405
Total assets (2)	25,434,100	31,869,016

Retail Properties:
Land, buildings and improvements, net (1)	21,931,330	22,613,528
Total assets (2)	23,354,122	23,913,305

Self-Storage Properties:
Land, buildings and improvements, net (1)	29,972,327	26,930,233
Total assets (2)	31,028,008	27,384,412

Reconciliation to Total Assets:
Total assets for reportable segments	169,629,994	173,452,826
Other unallocated assets:
Cash and cash equivalents	10,207,001	10,746,536
Other assets, net	1,408,387	932,631
Total Assets	$181,245,382	$185,131,993
____________
(1)	Includes lease intangibles and the land purchase option related to property acquisitions.

(2)            Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	Year Ended
	December 31, 2013	December 31, 2012
Capital Expenditures:
Industrial/Office Properties:
Acquisition of operating properties	$-	$13,625,000
Capital expenditures and tenant improvements	2,758,787	850,847

Residential Property:
Acquisition of operating properties	4,189,389	17,138,295

Retail Properties:
Acquisition of operating properties	3,650,000	1,125,000
Capital expenditures and tenant improvements	70,235	158,005

Self-Storage Properties:
Capital expenditures and tenant improvements	27,988	20,964

Acquisition of operating properties, net	7,839,389	31,888,295
Capital expenditures and tenant improvements	2,857,010	1,029,816
Total real estate investments	$10,696,399	$32,918,111

10. SUBSEQUENT EVENTS

In January 2014, the limited partner of NetREIT 01, LP (the "Partnership") that owns the Presidio, exercised its option to convert approximately 52.8% of its ownership interests in the Partnership in exchange for approximately 21,000 shares of Company common stock. After conversion, our interest in the Partnership increased to approximately 89%. In January 2014, the Company agreed to purchase all of these shares from the limited partner at a price per share that was determined when the partnership was formed, which, adjusted for stock dividends, was $7.858 per share. The stock purchase transaction was subjected to the Company's related party transaction policy which requires a review of the transaction by the uninterested parties of the Audit Committee and a subsequent vote by the Company's Board of Directors and was formally approved in December 2013.

Effective March 1, 2014, the limited partner elected to convert all remaining interests in the Partnership in exchange for 18,807 shares of Company common stock. The Company will buy these shares back in January 2015 for an aggregate purchase price of approximately $147,800.

In the quarter ended September 30, 2013, the Company determined that an additional impairment existed on its Havana Parker property and recorded an asset impairment of $1.5 million. At December 31, 2013, the book value of the property was $3.5 million and the property was encumbered with a CMBS loan with a balance of $3.1 million and a maturity date of July 1, 2016. The Company commenced paying the net cash flow from the property in order to get the loan assigned to the proper Servicing Agent qualified to negotiate a modification of the loan. The net cash flow is substantially less than the monthly payment due. The Company has made reduced mortgage payments for the previous five (5) mortgage payments. In May 2013, months before the decision to pay only the net cash flow generated by the Property, the Company engaged a third party consultant with experience in modification of CMBS loans to have the terms of the loan modified by the lender on the property. Negotiations with the lender are currently ongoing. However, on March 4, 2014, the Company received a notice of foreclosure from the lender stating that the covenants of the deed of trust have been violated for failure to pay principal and interest when due together with all other payments provided for in the evidence of debt secured by the deed of trust and other violations.  The notice also included a Notice of Sale of the real property to be held on June 25, 2014. We expect that the debt service requirements will be reduced and term of the loan will be extended or we will be allowed to pay off the loan at a discounted amount prior to the date of sale. We have evaluated the potential loss contingency in accordance with generally accepted accounting principles and concluded that it is not likely at this time that the Company will experience further loss. However, if the negotiations are not successful, the Lender may move forward with the court action and foreclose on the property. The loan on the Havana Parker property is non-recourse.

From the time that the Company commenced paying only net cash flow, scheduled payments through December 31, 2103 totaled approximately $100,000 and the Company paid approximately $24,000. The Company has accrued all interest and late charges through December 31, 2013.