Form 10-Q
period 2014-03-31
NETREIT, INC.
filed 2014-05-15
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

(760) 471-8536
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

At May 1, 2014, registrant had issued and outstanding  16,575,922 shares of its common stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real estate assets and lease intangibles, net	$158,765,430	$159,455,162
Cash and cash equivalents	7,233,620	10,207,001
Restricted cash	1,361,987	1,355,277
Other real estate owned	900,000	900,000
Deferred leasing and finance costs, net	2,687,431	2,649,273
Other assets, net	6,745,789	6,678,669

	$177,694,257	$181,245,382

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$88,911,866	$89,551,724
Accounts payable and accrued liabilities	3,696,697	4,585,120
Dividends payable	1,269,148	1,240,455
Total liabilities	93,877,711	95,377,299

Commitments and contingencies

Stockholders' equity:
Convertible series AA preferred stock, $0.01 par value, $25 liquidating preference, shares authorized - 1,000,000 - no shares issued and outstanding shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	-	-
Convertible series 6.3% preferred stock, $0.01 par value, $1,000 liquidating preference, shares authorized: 10,000; 1,649 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	16	16
Common stock series A, $0.01 par value, shares authorized: 100,000,000; 16,576,401 and 16,473,674 shares issued and outstanding at
March 31, 2014 and December 31, 2013, respectively	165,756	164,974
Additional paid-in capital	142,461,324	141,494,883
Dividends in excess of accumulated losses	(73,835,685)	(71,226,974)
Total NetREIT, Inc. stockholders' equity	68,791,411	70,432,662
Noncontrolling interest	15,025,135	15,435,421
Total equity	83,816,546	85,868,083

TOTAL LIABILITIES AND EQUITY	$177,694,257	$181,245,382

See notes to condensed consolidated financial statements

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

Rental income	$4,692,666	$5,073,842
Fee and other income	87,174	94,754
	4,779,840	5,168,596

Costs and expenses:
Rental operating costs	1,667,319	1,561,936
General and administrative	1,124,856	1,167,427
Depreciation and amortization	1,345,756	1,315,204
Total costs and expenses	4,137,931	4,044,567

Income from operations	641,909	1,124,029

Other income (expense):
Interest expense	(1,269,961)	(1,334,026)
Interest and other income	18,369	21,256
Gain on sale of real estate	424,945	446,653
Gain on dissolution of partnerships	302,831	-
Total other expense, net	(523,816)	(866,117)

Net income	118,093	257,912

Income attributable to noncontrolling interests	(478,107)	(311,061)

Net loss attributable to NetREIT, Inc. common stockholders	$(360,014)	$(53,149)

Loss per common share:
Basic and diluted	$(0.02)	$0.00

Weighted average number of common shares outstanding - basic and diluted	16,705,516	15,900,437

See notes to condensed consolidated financial statements.

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2014
(Unaudited)

	Convertible Series 6.3% Preferred Stock		Series A Common Stock		Addit- ional Paid-in	Dividends In Excess of Accumlated	Total NetREIT, Inc. Stockholders'	Non-cont- rolling
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Total

Balance, December 2013	1,649	$16	16,473,674	$164,737	$164,737	$164,737	$70,432,662	$15,435,421	$85,868,083
Net (loss) income						(360,014)	(360,014)	478,107	118,093
Dividends declared/reinvested			102,727	1,019	966,441	(2,248,697)	(1,281,237)	-	(1,281,237)
Common stock issued - related party			21,000	210	164,808		165,018	-	165,018
Common stock repurchased - related party			(21,000)	(210)	(164,808)		(165,018)	-	(165,018)
Contributions received from noncontrolling interests net of distributions paid			-	-	-	-	-	(888,393)	(888,393)
Balance, March 2014	1,649	$16	16,576,401	$165,756	$142,461,324	$(73,835,685)	$68,791,411	$15,025,135	$83,816,546

See notes to condensed consolidated financial statements

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	3 Months Ended	3 Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net loss attributable to NetREIT, Inc. common stockholders	$(360,014)	$(53,149)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,338,459	1,354,149
Stock compensation	184,447	159,682
Gain on sale of real estate assets	(424,945)	(446,653)
Gain on dissolution of partnerships	(302,831)	-
Bad debt expense	44,981	14,185
Income attributable to noncontrolling interests	478,107	311,061
Other assets	(53,285)	(355,334)
Accounts payable and accrued liabilities	(1,072,870)	(196,962)
Net cash (used in) provided by operating activities	(167,951)	786,979

Cash flows from investing activities:
Real estate acquisitions	(1,781,300)	(1,139,715)
Building and tenant improvements	(906,493)	(347,496)
Deferred leasing costs	(190,436)	(191,938)
Proceeds received from sale of real estate	2,570,553	3,793,877
Restricted cash	(6,710)	(36,478)
Net cash (used in) provided by investing activities	(314,386)	2,078,250

Cash flows from financing activities:
Proceeds from mortgage notes payable	1,068,780	18,733,828
Repayment of mortgage notes payable	(1,708,638)	(21,477,318)
Repurchase of common stock - related parties	(165,018)	-
Debt issuance costs	(13,080)	(252,977)
Contributions received from noncontrolling interests in excess of distributions paid	(420,544)	378,036
Dividends paid	(1,252,544)	(1,142,191)
Net cash used in financing activities	(2,491,044)	(3,760,622)

Net decrease in cash and cash equivalents	(2,973,381)	(895,393)

Cash and cash equivalents:
Beginning of period	10,207,001	10,746,536

End of period	$7,233,620	$9,851,143

Supplemental disclosure of cash flow information:
Interest paid	$1,172,542	$1,330,377
Non-cash financing activities:
Conversion of partnership interests into common stock	$165,018	$-
Reinvestment of cash dividend	$975,909	$995,046
Accrual of dividends payable	$1,269,148	$1,180,179
Stock issued for purchase of NTR, Inc.	$-	$1,900,000

See notes to condensed consolidated financial statements

NetREIT, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2014

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

The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, retail, self-storage and residential properties located in the western United States. As of March 31, 2014, including properties held for sale, the Company owned or had an equity interest in eleven office buildings and one industrial building ("Office Properties") which total approximately 786,000 rentable square feet, four retail shopping centers ("Retail Properties") which total approximately 186,000 rentable square feet, seven self-storage facilities ("Self-Storage Properties") which total approximately 652,000 rentable square feet, and 81 Model Homes owned by four limited partnerships  ("Residential Properties").

Basis of Presentation . The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the three months ended March 31, 2014 and 2013, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The condensed consolidated balance sheet at year ended December 31, 2013 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the Securities and Exchange Commission on March 31, 2014.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its direct and indirect wholly and owned subsidiaries and entities the Company controls or of which it is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the three months ended March 31, 2014 and 2013, because of net losses, all distributions were considered return of capital to the stockholders and therefore non-taxable.

The Company believes that it has met all of the REIT distribution and technical requirements for the three months ended March 31, 2014 and 2013, respectively.

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

b.	Collection of the sales price is reasonably assured

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

As of March 31, 2014, Management has concluded that there are 19 Model Home properties aggregating approximately $8.1 million which are considered as held for sale and are included in real estate assets. These homes have mortgage notes payable of approximately $3.9 million.
Impairment. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company's best estimate of the property's discounted future cash flows. Based on the review, no impairment was deemed necessary at March 31, 2014 and 2013.

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

The following is a reconciliation of the denominator of the basic loss per common share computation to the denominator of the diluted loss per common share computations, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Adjusted weighted average shares used for diluted EPS	16,705,516	15,900,437

____________
Weighted average shares from share based compensation, shares from conversion of NetREIT 01 LP Partnership, Casa Grande LP Partnership, NetREIT Palm Self-Storage LP Partnership, NetREIT Garden Gateway LP Partnership, NetREIT National City Partners LP Partnership and shares from stock purchase warrants with respect to a total of 1,332,522 shares of common stock for the three months ended March 31, 2014 and 1,390,948 shares of common stock for the three months ended March 31, 2013, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allocation of purchase price paid for property acquisitions between land, building and intangible assets acquired including their useful lives; valuation of long-lived assets, and the allowance for doubtful accounts, which is based on an evaluation of the tenants' ability to pay and the provision for possible loan losses with respect to mortgages receivable and interest. Actual results may differ from those estimates.

Segments. The Company acquires and operates income producing properties including office properties, residential properties, retail properties and self-storage properties and invests in real estate assets, including real estate loans and, as a result, the Company operates in four business segments. See Note 7 "Segment Information".

Subsequent Events. Management has evaluated subsequent events through the date the accompanying financial statements are issued.

Reclassifications. Certain reclassifications have been made to prior consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of consolidated operations or equity.

Recently Issued Accounting Standards Updates. In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU No. 2014-08"). ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when any of the following occurs: a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; b) the component of an entity or group of components of an entity is disposed of by sale; and c) the component of an entity or group of components of an entity is disposed of other than by sale. ASU No. 2014-08 also requires additional disclosures about discontinued operations. ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014. As a result of the adoption of ASU No. 2014-08, results of operations for properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company's consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above. Additionally, any gain or loss on sale of real estate that does not meet the criteria for classification as a discontinued operation would be presented, on the statements of operations, below income from continuing operations and income from discontinued operations.

3. REAL ESTATE ASSETS AND LEASE INTANGIBLES

A summary of the properties owned by the Company as of March 31, 2014 is as follows:

Property Name	Date Acquired	Location	Square Footage	Property Description	Real estate assets, net (in thousands)
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	$3,435.0
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	115,052	Office	12,408.1
World Plaza	September 2007	San Bernardino, California	55,098	Retail	6,649.1
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	1,926.5
Sparky's Palm Self-Storage	November 2007	Highland, California	50,250	Self-Storage	4,348.8
Sparky's Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self-Storage	6,772.4
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	8,360.0
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,092.3
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,355.6
Morena Office Center	January 2009	San Diego, California	26,784	Office	5,619.6
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	1,958.5
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,282.4
Sparky's Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self-Storage	5,473.2
Sparky's Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self-Storage	2,647.1
Sparky's Rialto Self-Storage	May 2010	Rialto, California	101,343	Self-Storage	4,758.6
Genesis Plaza	August 2010	San Diego, California	57,685	Office	8,766.1
Dakota Bank Buildings	May 2011	Fargo, North Dakota	119,749	Office	10,078.4
Yucca Valley Retail Center	September 2011	Yucca Valley, California	103,596	Retail	7,273.2
Sparky's Sunrise Self-Storage	December 2011	Hesperia, California	93,851	Self-Storage	2,158.0
Port of San Diego Complex	December 2011	San Diego, California	146,700	Industrial	14,051.7
Shoreline Medical Building	May 2012	Half Moon Bay, California	15,335	Office	6,097.2
The Presidio	November 2012	Colorado Springs, Colorado	80,800	Office	6,898.1
Sparky's Lancaster Self-Storage	May 2013	Lancaster, CA	71,000	Self-Storage	3,640.7
NetREIT, Inc properties					136,050.6

			Homes
Model Home properties held in limited partnerships	Various in 2009-2013	CA, AZ, WA, TX, SC, NC and NJ	63	Residential	16,878.8
Model Home properties held in income and investment funds	Various in 2010 - 2013	CA, AZ, TX, SC, PA, NJ	18	Residential	5,836.0
Model Home properties					22,714.8

		Total real estate assets and lease intangibles, net			$158,765.4

The following table sets forth the components of the Company's real estate assets:

	March 31, 2014	December 31, 2013
Land	$41,785,890	$41,882,217
Buildings and other	128,524,460	128,085,648
Tenant improvements	7,380,015	7,344,151
Lease intangibles	4,569,854	4,569,854
	182,260,219	181,881,870
Less:
Accumulated depreciation and amortization	(23,494,789)	(22,426,708)
Real estate assets, net	$158,765,430	$159,455,162

Operations from each property are included in the Company's condensed consolidated financial statements from the date of acquisition.

Recent Acquisitions

In February 2014, NetREIT Dubose, Dubose Model Home Investors #201 LP and Dubose Model Home Investors #202 LP acquired six Model Home properties in Pennsylvania and leased it back to the home builder. The purchase price for the properties was $1.8 million. The purchase price paid was through a cash payment of $0.7 million and a promissory note $1.1 million.

Recent Dispositions

During the three months ended March 31, 2014, NetREIT Dubose and the other Model Home entities disposed of six Model Home properties. The sales price, net of selling costs, aggregated approximately $2.4 million and approximately $1.1 million in mortgage notes payable were retired in connection with these sales. The Company recognized a gain of $425,000 related to the sale of these Model Homes.

The Company allocated the purchase price of the properties acquired during the three months ended March 31, 2014 as follows:

	Land	Buildings and other	Total Purchase Price
Model Home Properties	$371,300	$1,410,000	$1,781,300

The Company allocation of the properties sold during the three months ended March 31, 2014 is as follows:

	Land	Buildings and other	Total Purchase Price
Model Home Properties	$431,877	$1,313,542	$1,745,419

Lease Intangibles

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	March 31, 2014			December 31, 2013
	Lease intangibles	Accumulated amortization	Lease intangibles net	Lease intangibles	Accumulated amortization	Lease intangibles net
In-place leases	$2,015,459	$(1,552,356)	$463,103	$2,015,459	$(1,493,808)	$521,651
Leasing costs	1,448,985	(1,040,464)	408,521	1,448,985	(999,444)	449,541
Tenant relationships	332,721	(332,721)	-	332,721	(332,721)	-
Below-market leases	(841,425)	72,475	(768,950)	(841,425)	65,463	(775,962)
Above-market leases	1,614,114	(1,064,592)	549,522	1,614,114	(1,018,516)	595,598
	$4,569,854	$(3,917,658)	$652,196	$4,569,854	$(3,779,026)	$790,828

As of March 31, 2014, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Estimated Aggregate Amortization Expense
Nine months remaining in 2014	$393,674
2015	388,282
2016	157,215
2017	53,591
2018	31,265
Thereafter (principally below market rent amortization)	(371,831)
$652,196

The weighted average amortization period for the intangible assets, in-place leases, leasing costs, tenant relationships and below-market leases acquired as of March 31, 2014 was 14.8 years.

4. MORTGAGE NOTES PAYABLE

Mortgage notes payable as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Mortgage note payable in monthly installments of $24,330 through July 1, 2016, including interest at a fixed rate of 6.51%; collateralized by the Havana/Parker Complex property. (1)	$3,098,780	$3,098,780
Mortgage note payable in monthly installments of $42,383 through April 5,2020, including interest at a fixed rate of 5.00%; collateralized by the leases and office buildings of the Garden Gateway Plaza property.	7,081,231	7,119,544
Mortgage note payable in monthly installments of $25,995 through September 1, 2015, including interest at a fixed rate of 6.50%; collateralized by the Waterman Plaza Property	3,436,060	3,457,973
Mortgage note payable in monthly installments of $28,865 through March 1,2034, including interest at a variable rate ranging from 5.5% to 10.5%; with a current rate of 5.5% collateralized by the Sparky's Thousand Palms Self-Storage property.	4,186,591	4,215,349
Mortgage note payable in monthly installments of $5,171 through December 18, 2022, including interest at a variable rate of currently of 4.75%; through December 20, 2020 indexed to the 5 year Interest Rate Swap rate; collateralized by the Sparky's Hesperia East Self-Storage property.	885,764	890,774
Mortgage note payable in monthly installments of $17,226 through May 3, 2012, including interest at a fixed rate of 5.00%; monthly installments of $19,323 from June 3, 2012, including interest at 4.75%to maturity, or May 15, 2023; collateralized by the Sparky's Rialto Self-Storage property.	2,154,712	2,166,791
Mortgage note payable in monthly installments of $28,219 through September 1, 2015, including interest at a fixed rate of 4.65%; collateralized by the Genesis Plaza property.	4,587,056	4,618,147
Mortgage note payable in monthly installments of $26,962 through July 1, 2025, including interest at a fixed rate of 5.79% through July 1, 2018; collateralized by the Executive Office Park property.	4,430,228	4,447,699
Mortgage note payable in monthly installments sufficient to amortize the note on a 25 year schedule and the current month interest charge (currently, approximately $36,200), interest at a variable rate of 3.0% over the one month libor with a floor of 5.75% (current rate) and a ceiling of 9.75% through May 31, 2016; collateralized by the Dakota Center property.	5,387,067	5,417,950
Mortgage note payable in monthly installments of $23,919 through April 11, 2015, including interest at a fixed rate of 5.62%; collateralized by the Yucca Valley Retail Center.	3,067,594	3,095,974
Mortgage note payable in monthly installments of $9,858 through January 1, 2019, including interest at a fixed rate of 4.95%; collateralized by the Rangewood Medical Office Building.	1,139,769	1,155,305
Mortgage note payable in monthly installments of $7,562 through January 1, 2019, including interest at a fixed rate of 4.95%; collateralized by Regatta Square.	1,237,090	1,244,615
Mortgage note payable in monthly installments of $61,573 through March 5, 2020, including interest at a fixed rate of 4.75%;collateralized by the Port of San Diego Complex.	10,549,409	10,608,385
Mortgage note payable in monthly installments of $13,896 through June 1,2021, including interest at a fixed rate of 4.5% subject to reseting at the 3rd and 6th anniversary to the lender's current rate on similar loans; collateralized by the Morena Office Center.	2,396,294	2,411,282
Mortgage note payable in monthly installments of $9,450 through June 1,2021, including interest at a fixed rate of 4.5% subject to reseting at the 3rd and 6th anniversary to the lender's current rate on similar loans; collateralized by the Pacific Oaks Plaza.	1,629,464	1,639,658
Mortgage note payable in monthly installments of $26,043 through June 1,2022, including interest at a fixed rate of 5.1% subject to reseting at the 3rd and 6th anniversary to the lender's current rate on similar loans; collateralized by the Shoreline Medical Office Building.	3,931,463	3,959,914
Mortgage note payable in monthly installments of $42,788 through December 6, 2022, including interest at a fixed rate of 4.7%; collateralized by Sparky's Palm, Joshua and Sunrise Self-Storage properties.	8,082,911	8,116,028
Mortgage note payable in monthly installments of $36,701 through January 6, 2015, including interest at a fixed rate of 5.6%; collateralized by The Presidio.	5,458,873	5,492,375
Mortgage note payable in monthly installments of $13,200 through June 1, 2020, including interest at a fixed rate of 5.0%; collateralized by Sparky's Lancaster Self- Storage.	1,950,410	1,965,504
Mortgage note payable in monthly installments of $11,479 through August 28, 2019, including interest at a fixed rate of 4.75%; collateralized by the Fontana Medical Plaza	1,978,217	1,990,880
Subtotal, NetREIT, Inc. properties	76,668,983	77,112,927

Mortgage notes payable in monthly installments of $13,882; maturity date of February 10, 2014, including interest at a fixed rate of 5.50%;collateralized by 5 Model Home properties.	964,155	1,222,266
Mortgage notes payable in monthly installments of $7,490; maturity date of September 15, 2015, including interest at a fixed rate of 5.75%; collateralized by 6 Model Home properties.	589,288	778,823
Mortgage notes payable in monthly installments of $6,016 maturity date of December 15, 2015, including interest at a fixed rate of 5.75%; collateralized by 7 Model Home properties.	630,104	639,007
Mortgage notes payable in monthly installments of $35,594; maturity dates of April 15, 2017 through June 15, 2017; including interest at fixed rate of 5.50%; collateralized by 15 Model Home properties.	3,171,686	3,212,444
Mortgage notes payable in monthly installments of $14,732; maturity dates of December 15, 2017; including interest at fixed rate of 5.00%; collateralized by 12 Model Home properties.	1,646,706	1,777,808
Mortgage notes payable in monthly installments of $14,561; maturity dates of December 15, 2017; including interest at fixed rate of 5.00%; collateralized by 10 Model Home properties.	1,330,063	1,343,658
Mortgage notes payable in monthly installments of $4,691; maturity dates of January 15, 2018 through December 15, 2018; including interest at fixed rate of 5.07% to 5.50%; collateralized by 4 Model Home properties.	587,118	593,505
Mortgage notes payable in monthly installments of $28,658; maturity dates of June 30, 2014 through January 15, 2018; including interest at fixed rate of 5.50% to 5.84%; collateralized by 14 Model Home properties.	2,472,081	2,871,286
Mortgage notes payable in monthly installments of $7,721; maturity dates of December 15, 2017 through July 15, 2018; including interest at fixed rate of 5.07% to 5.13%; collateralized by 6 Model Home properties.	851,682	-
Subtotal, model home. properties	12,242,883	12,438,797

	$88,911,866	$89,551,724

(1)
In the quarter ended September 30, 2013, the Company determined that an additional impairment existed on its Havana Parker property and recorded an asset impairment of $1.5 million. At December 31, 2013, the book value of the property was $3.5 million and the property was encumbered with a CMBS loan with a balance of $3.1 million and a maturity date of July 1, 2016. The Company commenced paying the net cash flow from the property in order to get the loan assigned to the proper Servicing Agent qualified to negotiate a modification of the loan. The net cash flow is substantially less than the monthly payment due. The Company has made reduced mortgage payments for the previous five (5) mortgage payments. In May 2013, months before the decision to pay only the net cash flow generated by the Property, the Company engaged a third party consultant with experience in modification of CMBS loans to have the terms of the loan modified by the lender on the property. Negotiations with the lender are currently ongoing. However, on March 4, 2014, the Company received a notice of foreclosure from the lender stating that the covenants of the deed of trust have been violated for failure to pay principal and interest when due together with all other payments provided for in the evidence of debt secured by the deed of trust and other violations. The notice also included a Notice of Sale of the real property to be held on June 25, 2014. We expect that the debt service requirements will be reduced and term of the loan will be extended or we will be allowed to pay off the loan at a discounted amount prior to the date of sale. We have evaluated the potential loss contingency in accordance with generally accepted accounting principles and concluded that it is not likely at this time that the Company will experience further losses. However, if the negotiations are not successful, the Lender may move forward with the court action and foreclose on the property. The loan on the Havana Parker property is non-recourse. Except as noted above, the Company is in compliance with all conditions and covenants of its mortgage notes payable.

From the time that the Company commenced paying only net cash flow, scheduled payments through March 31, 2014 totaled approximately $201,000 and the Company paid approximately $27,000. The Company has accrued all interest and late charges through March 31, 2014.

Scheduled principal payments of mortgage notes payable as of March 31, 2014 is as follows:

Years Ending:	NetREIT, Inc. Principal Payments (1)	Model Home Properties Principal Payments	Scheduled Principal Payments
Nine months remaining in 2014	$1,428,110	$519,092	$1,947,202
2015	16,462,833	717,659	17,180,492
2016	9,424,380	2,057,598	11,481,978
2017	1,411,509	2,845,196	4,256,705
2018	6,213,426	4,489,164	10,702,590
Thereafter	41,728,725	1,614,174	43,342,899
Total	$76,668,983	$12,242,883	$88,911,866

5. RELATED PARTY TRANSACTIONS

Through January 31, 2013, the Company had a property management agreement with CHG Properties, Inc. ("CHG") to manage all of its properties at rates up to 5% of gross income. The Company paid CHG total management fees of approximately $113,000 in the quarter ended March 31, 2013.

During the term of the property management agreement, the Company had an option to acquire the business conducted by CHG. The option was exercisable, with the approval of a majority of the Company's directors not otherwise interested in the transaction, without any consent of the property manager, its board or its shareholders. The option price to be paid in shares of the Company was determined by a predefined formula based on the net income of CHG during the 6-month period immediately preceding the month in which the acquisition notice is delivered. In January 2013, he Company completed the purchase CHG.

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to an entity 100% owned by the Company's Chairman and Chief Executive Officer and another related party.  Total rents charged and paid by these affiliates was approximately $4,000 and $11,000 for the three months ended March 31, 2014 and 2013, respectively.

In January 2014, the former limited partner of NetREIT 01, LP, a consolidated subsidiary of the Company (the "Partnership") that owns the Presidio, exercised its option to convert approximately 52.8% of its ownership interests in the Partnership in exchange for approximately 21,000 shares of Company common stock. After conversion, our interest in the Partnership increased to approximately 89%. In January 2014, the Company agreed to purchase all of these shares from the limited partner at a price per share that was determined when the Partnership was formed, which, adjusted for stock dividends, was $7.858 per share. The stock purchase transaction was subjected to the Company's related party transaction policy which requires a review of the transaction by the uninterested parties of the Audit Committee and a subsequent vote by the Company's Board of Directors and was formally approved in December 2013.

Effective March 1, 2014, the former limited partner elected to convert all remaining interests in the Partnership in exchange for 18,807 shares of Company common stock. The Company will buy these shares back in January 2015 for an aggregate purchase price of approximately $147,800.

The limited partner of NetREIT 01, LP is the Allen Trust DTD 7-9-1999. William H. Allen, a Director of the Company and Chairman of the Audit Committee, is a beneficiary and a trustee of the trust. The Partnership was formed approximately one year before Mr. Allen became a Board Member.

6. STOCKHOLDERS' EQUITY

Share-Based Incentive Plan. An incentive award plan has been established for the purpose of attracting and retaining officers, key employees and non-employee board members. The Compensation Committee of the Board of Directors adopted a Restricted Stock plan ("Restricted Stock") in December 2006 and granted nonvested shares of restricted common stock effective January 1 since the year of adoption. The nonvested shares have voting rights and are eligible for any dividends paid to common shares. The share awards vest in equal annual instalments over a three, five and ten year period from date of issuance. The Company recognized compensation cost for these fixed awards over the service vesting period, which represents the requisite service period, using the straight-line attribution expense method.

The value of the nonvested shares was calculated based on the offering price of the shares in the most recent private placement offering of $10 adjusted for stock dividends since granted and assumed selling costs. The value of granted nonvested restricted stock issued during the three months ended March 31, 2014 totalled approximately  $680,000 which is calculated using the most recent private placement offering of $10 adjusted for estimated selling costs. The value of granted nonvested restricted stock issued during the three months ended March 31, 2013 totalled approximately $637,000. Compensation expense recorded was approximately $184,000 and $133,000 in the three months ended March 31, 2014 and 2013, respectively. The 150,505 nonvested restricted shares as of March 31, 2014 will vest in equal instalments over the next two to eight years.

A table of non-vested restricted shares granted and vested since December 31, 2013is as follows:

Balance, December 31, 2013	80,495
Granted	79,054
Cancelled	(9,044)
Balance, March 31, 2014	150,505

Cash Dividends. During the three months ended March 31, 2014 and 2013, the Company paid cash dividends, net of reinvested stock dividends, of $1,250,000, and $1,137,000, respectively, or at an annualized rate $0.543 per share on an annualized basis.  As the Company reported net losses in both of these periods, and on a cumulative basis, these cash dividends represent a return of capital to the stockholders rather than a distribution of earnings. The Company paid cash dividends on the Convertible Series 6.3% Preferred Stock of approximately $27,000 in the three months ended March 31, 2014 and 2013.  The dividends were paid to a subsidiary that is consolidated into the condensed consolidated financial statements of the Company and, as a result, have been eliminated in consolidation.

Dividend Reinvestment Plan. The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of Company common stock. The Company has registered 1,500,000 shares of common stock pursuant to the dividend reinvestment plan. The dividend reinvestment plan became effective on January 23, 2012 just after the close of our private placement offering discussed above. The purchase price per share is 95% of the price the Company was formerly selling its shares for $9.50 per share. No sales commission or dealer manager fee will be paid on shares sold through the dividend reinvestment plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all Participants at least thirty (30) days prior to such record date. As of December 31, 2013, the second year under the plan, approximately $7.9 million, or approximately 836,000 shares of common stock were issued under the dividend reinvestment plan.

7. SEGMENTS

The Company's reportable segments consist of the four types of commercial real estate properties for which the Company's decision-makers internally evaluate operating performance and financial results: Residential Properties, Industrial and Office Properties, Retail Properties and Self-Storage Properties; The Company also has certain corporate level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.

The Company's chief operating decision maker evaluates the performance of its segments based upon net operating income. Net operating income is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes, ground leases and provisions for bad debts) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and general and administrative expenses. The accounting policies of the reportable segments are the same as those described in the Company's significant accounting policies. There is no intersegment activity.

The following tables reconcile the Company's segment activity to its results of operations and financial position as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Industrial/Office Properties:
Rental income	$2,607,241	$2,575,649
Property and related expenses	1,039,090	915,793
Net operating income, as defined	1,568,151	1,659,856

Residential Properties:
Rental income	671,186	874,318
Property and related expenses	6,735	76,779
Net operating income, as defined	664,451	797,539

Retail Properties:
Rental income	640,826	995,874
Property and related expenses	214,732	184,295
Net operating income, as defined	426,094	811,579

Self-Storage Properties:
Rental income	860,587	722,755
Property and related expenses	406,762	385,069
Net operating income, as defined	453,825	337,686

Reconciliation to Net Income Available to Common Stockholders:
Total net operating income, as defined, for reportable segments	3,112,521	3,606,660
Unallocated other income:
Total interest and other income	18,369	21,256
Gain on sale of real estate	424,945	446,653
Gain on dissolution of partnership interests	302,831	-
General and administrative expenses	1,124,856	1,167,427
Interest expense	1,269,961	1,334,026
Depreciation and amortization	1,345,756	1,315,204
Net income	118,093	257,912
Less: noncontrolling interests	(478,107)	(311,061)
Net loss attributable to common stockholders	$(360,014)	$(53,149)

	March 31,	December 31,
	2014	2013
Assets:
Industrial/Office Properties:
Land, buildings and improvements, net (1)	$84,310,677	$84,458,209
Total assets (2)	88,854,479	89,813,764

Residential Properties:
Land, buildings and improvements, net (1)	22,714,834	23,093,296
Total assets (2)	24,237,880	25,434,100

Retail Properties:
Land, buildings and improvements, net (1)	21,941,102	21,931,330
Total assets (2)	23,378,694	23,354,122

Self-Storage Properties:
Land, buildings and improvements, net (1)	29,798,817	29,972,327
Total assets (2)	30,689,495	31,028,008

Reconciliation to Total Assets:
Total assets for reportable segments	167,160,548	169,629,994
Other unallocated assets:
Cash and cash equivalents	7,233,620	10,207,001
Other assets, net	3,300,089	1,408,387
Total Assets	$177,694,257	$181,245,382
____________
(1)	Includes lease intangibles and the land purchase option related to property acquisitions.
(2)	Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	Three Months Ended March 31,
	2014	2013
Capital Expenditures:(1)
Industrial/Office Properties:
Capital expenditures and tenant improvements	678,304	336,821

Residential Property:
Acquisition of operating properties	1,781,300	1,139,715
Capital expenditures and tenant improvements	-	8,775

Retail Properties:
Capital expenditures and tenant improvements	194,781	-

Self-Storage Properties:
Capital expenditures and tenant improvements	33,408	1,900

Acquisition of operating properties, net	1,781,300	1,139,715
Capital expenditures and tenant improvements	906,493	347,496
Total real estate investments	$2,687,793	$1,487,211
____________
(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

8. SUBSEQUENT EVENTS

In April 2014, the Company acquired The Bismarck Office Building for the purchase price of approximately $5.4 million plus closing costs. The Property is a six-story office building with of approximately 99,200 rentable square feet located in Bismarck, North Dakota. The Company acquired the property with down payment of approximately $3.9 million cash and $2.5 million that bears interest fixed rate mortgage with interest at 6.12% per annum and is due in October 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to materially differ from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the timing and strength of national and regional economic growth, the strength of commercial and residential markets, competitive market conditions and fluctuations in availability and cost of construction materials and labor resulting from the effects of worldwide demand, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report.

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

OVERVIEW AND RECENT DEVELOPMENTS

Growth in Assets. Our portfolio of real estate consists of commercial office, industrial, self-storage and retail located primarily in the western United States.  In addition we manage and own a portion of a portfolio of model homes that are leased back to the residential home developers on a NNN basis.   During the last five years our investment portfolio has increased by 134% to approximately $184.1 million at March 31, 2014 from $79 million at March 31, 2009. The primary source of funds for the growth in the portfolio during these five years was attributable to the issuance of common stock of approximately $31 million, pursuant to a private offering that terminated at the end of 2011, and from proceeds from mortgage notes payable.

At March 31 2014 our gross portfolio was relatively the same as March 31, 2013. During the year 2013 and the first quarter of 2014 we only acquired one commercial building and 20 model homes.  The growth was slow during 2013 in the commercial area as we were participating in lengthy negotiations to acquire a package of office buildings that would have required all of our cash balances plus some and therefore did not entertain any other acquisitions.   In November 2013 we placed in escrow an office building in Bismarck, North Dakota the purchase of which was consummated after the end of the first quarter.   Our growth in model home acquisitions was hampered by our turning away business from one large developer in early 2013 as the acquisition would have resulted in a large concentration with that developer and then also since early 2013 another one of our large developers has been in a merger that caused it to cease financings until the merger is consummated that is expected in mid-year 2014.  The consummation of this merger should result in a large increase in our portfolio of Model Homes.

In April 2014, the Company acquired The Bismarck Office Building for the purchase price of approximately $5.4 million plus closing costs. The Property is a six-story office building with of approximately 99,200 rentable square feet located in Bismarck, North Dakota. The Company acquired the property with down payment of approximately $3.9 million cash and $2.5 million that bears interest fixed rate mortgage with interest at 6.12% per annum and is due in October 2016.

We intend to be active in acquiring additional model homes in the foreseeable future.  We believe that over the next few years we will have excellent opportunities as we have extensive relationships with home developers who are gearing up their development of residential homes. The increase in acquisitions of model homes by these entities will increase our advisers' revenues in the future and with the semi-fixed nature of its expenses they should generate additional net income.

Operating Portfolio

The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, retail, self-storage and NNN leased residential properties primarily located in the western United States. As of March 31, 2014, including properties held for sale, the Company owned or had an equity interest in eleven office buildings and one industrial building ("Office Properties") which total approximately 786,000 rentable square feet, four retail shopping centers ("Retail Properties") which total approximately 186,000 rentable square feet, seven self-storage facilities ("Self-Storage Properties") which total approximately 652,000 rentable square feet, and 81 Model Homes owned by four limited partnerships  ("Residential Properties").

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

Most of our office leases are for terms of 3 to 5 years with annual rental increases built into such leases. In general, we have experienced decreases in rental rates in many of our submarkets due to recessionary conditions and other related factors when leases expire and are extended. During 2014 the change in rental rates has affected our operating results due to the older leases being extended at market rates lower than the old rates. We cannot give any assurance that as the older leases expire or as we add new tenants that rental rates will be equal to or above the current market rates. Also, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have a negative effect on our future financial condition, results of operations and cash flow.

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

Economic Environment

The United States continues to be on the path of a slow recovery from the recession that began in 2008.  The current economic environment has shown decreases in residential housing foreclosures and shadow inventory and a decreasing supply of homes available for purchase resulting in an increase in single-family home prices, housing starts and building permits.  In addition, unemployment rates have decreased over the last several years. On the commercial side vacancy rates have decreased but are still higher than pre-recessionary levels and rental rates have started to creep up in some areas.  U.S. corporations have reported increased earnings and stock market investments and activity have rebounded. We believe that the pace of the overall recovery will likely continue to be slow and disjointed as many sections of the country have not seen job growth. Full recovery will need increasing job growth, but even then it will not be consistent across industries, geographies or periods of the year causing an uneven tempo of growth.
Increases in the size of the U.S. debt, the slow economic recovery, and uncertainty surrounding the action of the Federal Reserve and/or the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations are inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions.  Although the United States Federal Reserve Bank has started to scale back the quantitative easing their stated intent is to keep interest rates low through 2015, however any change in policy concerns could cause interest rates and borrowing costs to rise, which may have a negative effect on our ability to access both the debt and equity markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our tenants, or our business, financial condition and results of operations.

Our ability to make new investments is highly dependent upon our ability to procure external financing.  Our principal source of external financing includes the issuance of equity securities and mortgages secured by properties.  The market for mortgages has improved. We continue to obtain mortgages from the CMBS market, life insurance companies and regional banks.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014.

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

In August 2011, the Company formed Dubose Advisors, LLC ("Dubose Advisors"), a wholly-owned Delaware limited liability company, and sponsored the formation of Dubose Model Home Investors #201, LP. ("201 Partnership"), a California limited partnership. Dubose Advisors is the sole general partner and advisor to the 201 partnership. The 201 Partnership invests in Model Homes it purchases from developers in transactions whereby the developer leases back the Model Home under a short term lease, typically one to three years in length similar to NetREIT Dubose. The Company initially invested $250,000 to capitalize the 201 Partnership and has raised $2,750,000 in outside investor capital through the sale of 60 limited partner units at $50,000 per unit. As of March 31, 2014, the 201 Partnership has raised the maximum $3.0 million from outside investors.

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

Below is a chronological listing of the acquisitions and dispositions of properties for the first three months of 2014 and the year ended December 31, 2013. Operating results are included in the consolidated financial statements from the date of acquisition.

The Company acquired the following properties in the three months ended March 31, 2014:

In February 2014, Netreit Dubose, Dubose Model Home Investors #201 LP and Dubose Model Home Investors #202 LP acquired six Model Home properties in Pennsylvania and leased it back to the home builder. The purchase price for the properties was $1.8 million. The purchase price paid was through a cash payment of $0.7 million and a promissory note $1.1 million.

The Company disposed of the following properties in the three months ended March 31, 2014:

During the three months ended March 31, 2014, NetREIT Dubose and the other Model Home entities disposed of six Model Home properties. The sales price, net of selling costs, aggregated approximately $2.4 million and approximately $1.1 million in mortgage notes payable were retired in connection with these sales. The Company recognized a gain of $425,000 related to the sale of these Model Homes.

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

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013.

Revenues

Total revenue was $4,779,840 for the three months ended March 31, 2014, compared to $5,168,596 for the same period in 2013, a decrease of $388,756, or 7.5%. The decrease in rental income as reported in 2014 compared to 2013 is primarily attributable to a lease cancellation fee paid during the quarter ended March 31, 2013 totaling $345,000.

Rental Operating Expenses

Rental operating expenses were $1,667,319 for the three month period ended March 31, 2014 compared to $1,561,936 for the same period in 2013, an increase of $105,383, or 6.7%. The increase in operating expense is primarily due to annual increases in compensation levels for personnel at NTR Property Management Inc.

Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Interest Expense

Interest expense, including amortization of deferred finance charges, decreased by $64,065, to $1,269,961, or 4.8% during the three month period ended March 31, 2014 compared to $1,334,026 for the same period in 2013.  The primary reason for the decrease is due to refinancing the loans secured by Garden Gateway Plaza and Port of San Diego Complex during the three months ended March 31, 2013.

The weighted average interest rate as of March 31, 2014 was 5.20% compared to 5.29% as of March 31, 2013.

The following is a summary of our interest expense on loans by property for the three months ended March 31, 2014 and 2013:

Date Acquired
or financed		2014	2013

Havana/Parker Complex	June 2006	$67,934	$51,361
Garden Gateway Plaza	March 2007	88,835	160,019
Waterman	August 2008	56,074	57,449
Sparky's Thousand Palms Self-Storage	August 2009	57,837	59,367
Sparky's Hesperia East Self-Storage	December 2009	10,490	23,670
Dubose Acquisition Partners II, LP	March 2010	17,033	23,851
Sparky's Rialto Self-Storage	May 2010	25,685	39,187
Genesis Plaza	August 2010	53,566	54,976
NetREIT Dubose Model Home REIT, Inc.	October 2010	105,386	129,798
Casa Grande Apartments	June 2011	-	14,575
Dakota Bank Buildings	May 2011	77,735	79,396
Executive Office Park	June 2011	63,415	64,334
Yucca Valley Retail Center	September 2011	43,377	44,891
Rangewood Medical Office Building	December 2011	14,038	14,767
Regatta Square	December 2011	15,161	15,508
Dubose Model Home Investor Fund #113, LP	December 2011	3,010	2,906
Dubose Model Home Investors #201, LP	December 2011	43,550	50,464
Port of San Diego Complex	December 2011	125,742	104,275
Morena Office Center	May 2012	26,700	27,333
Pacific Oaks Plaza	May 2012	18,156	18,587
Shoreline Medical Building	June 2012	49,678	51,037
The Presidio	November	76,600	78,359
Sparky's Joshua, Palm and Sunrise self-storage facilities	December 2012	95,246	95,620
Sparky's Lancaster self-storage	May 2013	24,506	-
Fontana Medical Center	August 2013	21,774	-
Dubose Model Home Investors #202, LP	December 2013	4,383	-
Amortization of deferred financing costs		84,050	72,296

		$1,269,961	$1,334,026

General and Administrative Expenses

General and administrative expenses decreased by $42,571 to $1,124,856 for the three months ended March 31, 2014, compared to $1,167,427 for the same period in 2013. As a percentage of rental and fee income, general and administrative expenses were 23.5% and 22.6% for the three months ended March 31, 2014 and 2013, respectively. In comparing our general and administrative expenses with other REITs, it should be taken into consideration that we are a self-administered REIT, which means such expenses are greater for us than an advisory administered REIT. We expect general and administrative expenses as a percentage of revenues to continue to decline in the future as our revenues continue to increase at a faster rate than our expense.

Legal, accounting and public company related expenses and decreased by $66,285 to $105,753 for the three months ended March 31, 2014, compared to $172,038 during the same period in 2013. The decrease is due to accounting costs related to the acquisition of NTR Property Management, Inc. during the first quarter of 2013.

Consulting and employment costs  decreased by $2,702 to $53,584 for the three months ended March 31, 2014 compared to $56,286 for the same period in 2013 due to costs incurred for hiring two new employees and using one of the employees as a consultant during the first quarter of 2013.

Other changes in general and administrative expenses include a decrease in acquisition costs of $19,555, an increase in employee benefits costs of $9,420 due to the increases in insurance premiums and annual increases in compensation.

Gain/Loss on Sale of Real Estate Assets

In the three month period ended March 31, 2014, the Company had a net gain on the sale of model home properties of $424,945 compared to a net gain of $446,653 for the same three months of 2013.

Gain on Dissolution of Partnership Interests

During the year ended December, 31, 2013, certain of the subsidiaries of the Company sold its last remaining Model Homes and are in the process of liquidation. The Company received $239,138 and $63,693, respectively in excess of the original investment and has recognized the cash distributions as gains on dissolution of partnerships during the three months ended March 31, 2014. The Company did not have any gains on dissolution of partnerships during the three months ended March 31, 2013.

Net Loss

Net loss for the three months ended three months ended March 31, 2014, was $360,014, or $0.02 loss per share, compared to a net loss for the three months ended March 31, 2013 of  $53,149, or $0.00 loss per share. The quarter over quarter increase in the three months ended March 31, 2014 was primarily attributable to an increase in income allocated to noncontrolling interests related to the gain on sale of model homes during the three months ended March 31, 2014 and the recognition of a lease cancellation fee paid in the quarter ended March 31, 2013 totaling $345,000.

LIQUIDITY AND CAPITAL RESOURCES

As discussed above under Economic Environment, during 2014, there have been signs of economic improvement and stabilization in the equity markets. We expect the market turbulence could continue in the commercial real estate arena due to the uncertainties previously discussed and due to mortgage financings originated over the seven years that are coming due in the future.

We believe that as a result of the economic and business trends, new mortgage financing will continue remain less favorable in terms of loan amount to value versus pre-recession days, which may negatively impact our ability to finance future acquisitions. Interest rates remain relatively low by historical standards but we anticipate that interest rates will increase when the US Government stops suppressing the rates with stimulus programs.  On the other hand, we believe the negative trends in the mortgage markets for smaller properties and in some geographic locations may reduce property prices and may, in certain cases, reduce competition for those properties.

Overview

We actively seek investments that are likely to produce income in order to fund distributions as well as realize long-term gains for our stockholders.  Our future sources of liquidity include cash and cash equivalents, cash flows from operations, new mortgages on our unencumbered properties, refinancing of existing mortgages and the possible sale of additional equity/debt securities.  Our available liquidity at March 31, 2014 was approximately $14.7 million, including $7.2 million in cash and cash equivalents and an estimated borrowing capacity of approximately $7.5 million from potential mortgages on unencumbered properties and refinancing of properties with low debt to value. We do not have any arrangements with any financial institution to borrow any amount and therefore we cannot be certain a financial institution would loan that amount on the unencumbered and refinancing properties or the timing of such borrowings.  However, we are presently working with a financial institutional to refinance one of our properties with existing 6.51 % debt of approximately $5.3 million with a 10 year fixed rate loan of approximately $11 million at a rate of approximately 5%.  We expect this refinance to close in the next quarter.

At the current time we do not have a revolving line of credit but we have been exploring the possibilities of obtaining such a line of credit.  We cannot guarantee that we will be able to consummate a line of credit in the near future.

Our future capital needs include the acquisition of additional properties as we expand our investment portfolio, pay down existing borrowings, maintain our existing properties, fund tenant improvement, pay lease commissions and the payment of a competitive distribution to our stockholders. To ensure that we are able to effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short term liquidity needs include proceeds necessary to pay the debt service on existing mortgages, fund our current operating costs and fund our distribution to stockholders.  During the three months ended March 31, 2014 our net cash flow from operating activities on a GAAP basis was negative by approximately $168,000 primarily due to approximately $800,000 of 2013 year end liabilities paid in the first quarter of 2014.  During the period we received distributions from an investment in a real estate partnership of approximately $300,000 and cash proceeds from the sales less debt payoff of approximately $1.4 million that are included in the net cash for operating activities.  In addition we had a balance of approximately $10 million cash at the beginning of the period. Our cash portion of distributions paid to shareholders during the first quarter of 2014 was approximately $1.3 million   We believe that our cash flow from our existing portfolio, distributions from joint ventures in model home partnerships and anticipated acquisitions when operational for the full term will be sufficient to fund the debt service costs on our existing mortgages, fund our operating costs in the near term and fund the cash portion of distributions to stockholders at the current rate.    However, if our cash flow from operating activities is not sufficient to fund our short term liquidity needs, including the payment of cash dividends at current rates to our stockholders, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness or we will reduce the rate of distribution to the stockholders.

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

Equity Capital

We will continue to seek acquisitions or properties for equity in a DownREIT structure.  In addition the Company is currently negotiating with financial institutions to invest an additional $40 million of equity capital.  With this increased capital we intend to increase the size of our portfolio by approximately 50%.  Our ability to consummate such financing is dependent on a number of factors including general market conditions for the REIT industry and market perception of our Company.

Debt Capital

At the current time we do not have any unsecured debt or a revolving line of credit but we have been exploring the possibilities of obtaining such a line of credit.  We cannot guarantee that we will be able to consummate a line of credit in the near future.

Cash and Cash Equivalents

At March 31, 2014, we had approximately $7.2 million in cash and cash equivalents compared to approximately $9.9 million at March 31, 2013. Approximately $.5 million of the cash balance is intended for capital expenditures on existing Properties. We intend to use the remainder of this cash for additional acquisitions, general corporate purposes and distributions to our stockholders.

Our cash and cash equivalents are held in bank accounts at third party institutions and consist of invested cash and cash in our operating accounts.  During the first quarter of 2014 and 2013, we did not experience any loss or lack of access to our cash or cash equivalents.

Secured Debt

As of March 31, 2014, NetREIT had mortgage notes payable in the aggregate principal amount of $76.7 million, collateralized by a total of 20 non-Model Home properties with terms at issuance ranging from 3 to 30 years.  The weighted-average interest rate on the mortgage notes payable as of March 31, 2014 was approximately 5.14%.  Our debt to book value on these properties is approximately 56%.  We do not have any significant mortgage debt balloon principal payments on our mortgage loans payable during 2014.

As of March 31, 2014, NetREIT Dubose, and related entities, had 79 fixed-rate mortgage notes payable in the aggregate principal amount of $12.2 million, collateralized by a total of 79 Model Home properties, an average of approximately $288,000 per home. These loans generally have a term at issuance of three to five years.  The weighted-average interest rate on these mortgage notes payable as of March 31, 2014 was 5.58%.  Our debt to net book value on these properties is approximately 54%. The Company has guaranteed these promissory notes.  The balloon principal payments on the notes payable are in 2016 and 2019 and are typically tied to the end of the lease and sale of the Model Home securing the debt.

Despite the disruptions in the debt market discussed in "Overview" above, we have been able to refinance maturing debts before scheduled maturity dates and we have not experienced any unusual difficulties financing our acquisitions.

Operating Activities

Net cash used by operating activities for the year ended March 31, 2014 was approximately $168,000 compared to net cash provided by operating activities of approximately $1.4 million for the same period ended March 31, 2013.  During the period 2014 there was approximately $800,000 of liabilities incurred in the fourth quarter of 2013 for year-end bonuses, taxes and tenant improvements that were paid in the first quarter of 2014.  During the period the same period in 2013 there were no large comparable payments. We anticipate that with the inclusion of the recent acquisitions and the anticipated acquisitions, the cash provided by operating activities will cover the cash portion of our distribution to stockholders in the future.

Investing Activities

Net cash used in investing activities was approximately $314,000 during the three months ended March 31, 2014, compared to $2.1 million of cash provided during the same period in 2013. The decrease was primarily due to approximately $550,000 more was spent on building improvements and tenant improvements at the Dakota Center and the proceeds received on sales of real estate decreased approximately $1.2 million primarily due to the sale of 6 model homes in 2014 and 11 in 2013.

We anticipate that the acquisitions of both the non-Model Home properties and of Model Homes will increase during 2014 and thereafter. Future acquisitions by the Company will depend on proceeds from sale of existing properties and funds available from cash on hand and the sale of equity securities.  Future acquisitions by the Model Home entities will depend on cash available on hand, proceeds from the sale of Model Homes as the leases expire, additional funds raised through limited partnerships or other activities.

Capital Expenditures, Tenant Improvements and Leasing Costs

With the completion of the renovation and lease up at the Dakota Center we expect our expenditures in these areas will decline significantly. We currently project that during the remainder of 2014 we could spend $500,000 to $1,000,000 in capital improvements, tenant improvements, and leasing costs for properties within our portfolio. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on gross capital expenditures during 2014 compared to 2013 due to rising construction costs and the anticipated increase in property acquisitions in 2014. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities

Net cash used by financing activities in 2014 of approximately $2.5 million decreased compared to the same period in 2013 by approximately $1.3 million.  During 2014 our net repayment of mortgages notes payable over our proceeds from mortgage notes payable decreased due to lower number of sales of model homes in 2014 compared to 2013.

During the remainder of 2014 we anticipate greater cash distributions from our investment in real estate partnerships that are in liquidation stages. We anticipate placing mortgages on one unencumbered property and increasing mortgages balances in connection with refinancing debt maturing in 2015 on several properties in the next two years. These properties have an estimated market value of approximately $ 15.0 million giving us approximately $7.5 million in borrowing capacity.  We anticipate acquiring properties by assuming existing loans or obtaining new mortgage loans and with cash available from operations or the sale of existing properties.

Off-Balance Sheet Arrangements

As of March 31, 2014, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

Capital Expenditures, Tenant Improvements and Leasing Costs

We currently project that during 2014 we could spend an additional $200,000 to $800,000 in capital improvements, tenant improvements, and leasing costs for properties within our portfolio. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on gross capital expenditures during 2014 compared to 2013 due to rising construction costs, planned improvements on recent acquisitions and the anticipated increase in property acquisitions in 2014. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Non-GAAP Supplemental Financial Measure: Funds From Operations ("FFO") and Modified Funds From Operations ("MFFO")

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

The following table presents our FFO for the three months ended March 31, 2014 and 2013. FFO should not be considered an alternative to net income (loss), as an indication of our performance, nor is FFO indicative of funds available to fund our cash needs or our ability to make distributions to our shareholders. In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of debt, each of which may impact the amount of cash available for distribution to our shareholders.

	2014	2013
Net loss	$(360,014)	$(51,149)
Adjustments:
Income attributable to noncontrolling interests	114,051	311,061
Depreciation and amortization	1,306,152	1,385,510
Gain on dissolution of partnership interests	(302,831)	-
Gain on sale of real estate	(424,945)	(446,653)
Funds from Operations	$104,311	$1,198,769

FFO decreased in the three month period ended March 31, 2014 by $1,094,458, or 91.3%, to $104,311 compared to $1,198,769 for the same period in 2013. The decreased in FFO is due to the increase in the Company's non-recurring sources of income for gains on sale of real estate and gains on dissolution of partnership interests.

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

The following table presents our MFFO for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Funds from operations	$104,311	$1,198,769
Adjustments:
Straight line rent adjustment	79,040	77,953
Above and below market rents	39,064	44,606
Acquisition costs	15,593	35,148
Modified Funds from Operations	$238,008	$1,356,476

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4. CONTROLS AND PROCEDURES

NetREIT maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not Required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities

(d)
Maximum
Number (or
			(c)	Approximate
			Total	Dollar
			Number of	Value) of
			Shares (or	Shares (or
			Units)	Units)
			Purchased	that May
	(a)		as Part of	Yet Be
	Total	(b)	Publicly	Purchased
	Number of	Average	Announced	Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs (1)	Programs (1)
March 1 — March 31, 2014 (Related Parties) (2)	21,000	$7.86

Total	21,000	$7.86

1.	The Company does not have a formal policy with respect to a stock repurchase program and typically restricts repurchases to hardship cases only.
2.	See note 5 to the condensed consolidated financial statements for a description of the related party transaction.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. EXHIBITS.

Exhibit
Number	Description

31.1
Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

31.2
Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

31.3
Certification of the Company's Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

Date: May 15, 2014	NetREIT, Inc.

	By:	/s/ Jack K. Heilbron
Name: Jack K. Heilbron
Title: Chief Executive Officer

By:	/s/ Kenneth W. Elsberry
Name: Kenneth W. Elsberry
Title: Chief Financial Officer
By:	/s/ J. Bradford Hanson
Name: J. Bradford Hanson
Title: Principal Financial and Accounting Officer