Form 10-Q
period 2014-06-30
NETREIT, INC.
filed 2014-08-13
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

At August 1, 2014, registrant had issued and outstanding 16,695,392 shares of its common stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real estate assets and lease intangibles, net	$159,262,935	$159,455,162
Cash and cash equivalents	9,981,937	10,207,001
Restricted cash	1,723,449	1,355,277
Deferred leasing and finance costs, net	2,787,367	2,649,273
Other assets, net	8,283,800	7,578,669

TOTAL ASSETS	$182,039,488	$181,245,382

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$95,421,185	$89,551,724
Accounts payable and accrued liabilities	3,649,662	4,585,120
Dividends payable	1,293,866	1,240,455
Total liabilities	100,364,713	95,377,299

Commitments and contingencies

Equity:
Convertible series AA preferred stock, $0.01 par value, $25 liquidating preference, shares authorized - 1,000,000 - no shares issued and outstanding shares issued and outstanding	-	-
Convertible series 6.3% preferred stock, $0.01 par value, $1,000 liquidating preference, shares authorized: 10,000; 1,649 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	16	16
Common stock series A, $0.01 par value, shares authorized: 100,000,000; 16,695,392 and 16,473,674 shares issued and outstanding at
June 30, 2014 and December 31, 2013, respectively	166,954	164,974
Additional paid-in capital	143,561,361	141,494,883
Dividends in excess of accumulated losses	(77,193,683)	(71,226,974)
Total NetREIT, Inc. stockholders' equity	66,534,648	70,432,662
Noncontrolling interest	15,140,127	15,435,421
Total equity	81,674,775	85,868,083

TOTAL LIABILITIES AND EQUITY	$182,039,488	$181,245,382

See notes to condensed consolidated financial statements

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Rental income	$4,556,419	$4,759,887	$9,249,084	$9,833,729
Fee and other income	135,452	97,382	222,626	192,136
	4,691,871	4,857,269	9,471,710	10,025,865

Costs and expenses:
Rental operating costs	1,742,830	1,623,937	3,410,145	3,185,873
General and administrative	1,563,793	1,237,818	2,688,649	2,405,245
Depreciation and amortization	1,426,916	1,325,534	2,772,673	2,640,738
Total costs and expenses	4,733,539	4,187,289	8,871,467	8,231,856

(Loss) income from operations	(41,668)	669,980	600,243	1,794,009

Other income (expense):
Interest expense	(1,371,123)	(1,219,329)	(2,641,085)	(2,553,355)
Interest and other income	41,790	70,439	60,159	91,695
Gain on sale of real estate	779,379	410,258	1,204,324	856,911
Gain on dissolution of partnership assets	-	-	302,831	-
Total other expense, net	(549,954)	(738,632)	(1,073,771)	(1,604,749)

Net (loss) income	(591,622)	(68,652)	(473,528)	189,260

Income attributable to noncontrolling interests	504,797	327,550	982,905	638,611

Net loss attributable to common stockholders	$(1,096,419)	$(396,202)	$(1,456,433)	$(449,351)

Basic and diluted loss per common share -
Loss per share - basic and diluted:	$(0.07)	$(0.02)	$(0.09)	$(0.07)

Weighted average number of common shares outstanding - basic and diluted	16,831,217	15,986,632	16,768,211	15,316,875

See notes to condensed consolidated financial statements.

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
Six Months Ended June 30, 2014
(Unaudited)

	Convertible Series 6.3% Preferred Stock		Series A Common Stock		Additional Paid-in	Dividends In Excess of Accumulated	Total NetREIT, Inc. Stockholders'	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Total

Balance, December 31, 2013	1,649	$16	16,473,674	$164,737	$141,494,883	$(71,226,974)	$70,432,662	$15,435,421	$85,868,083
Net (loss) income	-	-	-	-	-	(1,456,433)	(1,456,433)	982,905	(473,528)
Dividends declared/reinvested	-	-	101,874	1,018	966,787	(2,263,128)	(1,295,323)	-	(1,295,323)
Dividends paid	-	-	102,176	1,022	961,198	(2,247,148)	(1,284,928)	-	(1,284,928)
Common stock issued - related party	-	-	39,806	398	312,394	-	312,792	-	312,792
Common stock repurchased - related party	-	-	(21,000)	(210)	(164,808)	-	(165,018)	-	(165,018)
Common stock repurchased	-	-	(1,138)	(11)	(9,093)	-	(9,104)	-	(9,104)
Distributions paid in excess of contributions received from noncontrolling interests, net	-	-	-	-	-	-	-	(1,278,199)	(1,278,199)
Balance, June 30, 2014	1,649	$16	16,695,392	$166,954	$143,561,361	$(77,193,683)	$66,534,648	$15,140,127	$81,674,775

See notes to condensed consolidated financial statements

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net loss attributable to NetREIT, Inc. common stockholders	$(1,456,433)	$(449,351)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,908,793	2,689,009
Stock compensation	258,996	308,087
Gain on sale of real estate assets	(1,204,324)	(856,911)
Gain on dissolution of partnerships	(302,831)	-
Bad debt expense	67,924	24,568
Income attributable to noncontrolling interests	982,905	638,611
Other assets	(397,244)	(231,972)
Accounts payable and accrued liabilities	(1,194,454)	(274,001)
Net cash (used in) provided by operating activities	(336,668)	1,848,040

Cash flows from investing activities:
Real estate acquisitions	(7,131,300)	(4,789,715)
Building and tenant improvements	(1,841,738)	(1,416,548)
Deferred leasing costs	(293,451)	(296,024)
Proceeds received from sale of real estate	7,807,978	6,664,787
Restricted cash	(368,172)	61,379
Net cash (used in) provided by investing activities	(1,826,683)	223,879

Cash flows from financing activities:
Proceeds from mortgage notes payable	15,538,412	20,733,829
Repayment of mortgage notes payable	(9,668,951)	(23,898,434)
Repurchase of common stock - related parties	(165,018)	-
Repurchase of common stock	(9,104)	(34,172)
Debt issuance costs	(264,805)	(296,514)
(Distributions paid) contributions received in excess of contributions received/(distributions paid) from/to noncontrolling interests	(965,407)	806,442
Dividends paid	(2,526,840)	(2,322,369)
Net cash provided by (used in) financing activities	1,938,287	(5,011,218)

Net decrease in cash and cash equivalents	(225,064)	(2,939,299)

Cash and cash equivalents:
Beginning of period	10,207,001	10,746,536

End of period	$9,981,937	$7,807,237

Supplemental disclosure of cash flow information:
Interest paid	$2,376,424	$2,600,808
Non-cash financing activities:
Conversion of partnership interests into common stock	$165,018	$-
Reinvestment of cash dividend	$1,938,474	$2,010,605
Accrual of dividends payable	$1,293,866	$1,204,753
Stock issued for purchase of NTR, Inc.	$-	$1,900,000

See notes to condensed consolidated financial statements

NetREIT, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2014

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

The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, retail, self-storage and residential properties located in the western United States. As of June 30, 2014, including properties held for sale, the Company owned or had an equity interest in eleven office buildings and one industrial building ("Office Properties") which total approximately 879,000 rentable square feet, four retail shopping centers ("Retail Properties") which total approximately 186,000 rentable square feet, seven self-storage facilities ("Self-Storage Properties") which total approximately 652,000 rentable square feet, and 67 Model Homes owned by four limited partnerships  ("Residential Properties").

Basis of Presentation . The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the three and six months ended June 30, 2014 and 2013, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The condensed consolidated balance sheet at year ended December 31, 2013 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the Securities and Exchange Commission on March 31, 2014.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries and entities the Company controls or of which it is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the three months ended June 30, 2014 and 2013, because of net losses, all distributions were considered return of capital to the stockholders and therefore non-taxable.

The Company believes that it has met all of the REIT distribution and technical requirements for the six months ended June 30, 2014 and 2013, respectively.

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

As of June 30, 2014, Management has concluded that there are 26 Model Home properties aggregating approximately $9.9 million which are considered as held for sale and are included in real estate assets. These homes have mortgage notes payable of approximately $4.9 million.

Impairment. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company's best estimate of the property's discounted future cash flows. Based on the review, no impairment was deemed necessary at June 30, 2014 and 2013.

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

The following is a reconciliation of the denominator of the basic loss per common share computation to the denominator of the diluted loss per common share computations, for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Adjusted weighted average shares used for diluted EPS	16,829,933	15,986,632	16,768,211	16,072,826

Weighted average shares from share based compensation, shares from conversion of NetREIT 01 LP Partnership, Casa Grande LP Partnership, NetREIT Palm Self-Storage LP Partnership, NetREIT Garden Gateway LP Partnership, NetREIT National City Partners LP Partnership and shares from stock purchase warrants with respect to a total of 1,356,093 shares of common stock for the three and six months ended June 30, 2014 and 1,382,433 shares of common stock for the three and six months ended June 30, 2013, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

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

Segments. The Company acquires and operates income producing properties including office properties, residential properties, retail properties and self-storage properties and, as a result, the Company operates in four business segments. See Note 7 "Segment Information".

Subsequent Events. Management has evaluated subsequent events through the date the accompanying financial statements are issued.

Reclassifications. Certain reclassifications have been made to prior condensed consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of consolidated operations or equity.

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

3. REAL ESTATE ASSETS AND LEASE INTANGIBLES

A summary of the properties owned by the Company as of June 30, 2014 is as follows:

Property Name	Date Acquired	Location	Square Footage	Property Description	Real estate assets, net (in thousands)
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	$3,357.6
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	115,052	Office	12,306.4
World Plaza	September 2007	San Bernardino, California	55,098	Retail	6,608.0
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	1,916.9
Sparky's Palm Self-Storage	November 2007	Highland, California	50,250	Self-Storage	4,321.3
Sparky's Joshua Self-Storage	December 2007	Hesperia, California	149,750	Self-Storage	6,739.0
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	8,330.4
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,055.6
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,339.5
Morena Office Center	January 2009	San Diego, California	26,784	Office	5,566.9
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	1,939.7
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,318.2
Sparky's Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self-Storage	5,437.3
Sparky's Hesperia East Self-Storage	December 2009	Hesperia, California	72,940	Self-Storage	2,394.8
Sparky's Rialto Self-Storage	May 2010	Rialto, California	101,343	Self-Storage	4,732.8
Genesis Plaza	August 2010	San Diego, California	57,685	Office	8,712.7
Dakota Bank Buildings	May 2011	Fargo, North Dakota	119,749	Office	10,165.2
Yucca Valley Retail Center	September 2011	Yucca Valley, California	103,596	Retail	7,362.3
Sparky's Sunrise Self-Storage	December 2011	Hesperia, California	93,851	Self-Storage	2,150.5
Port of San Diego Complex	December 2011	San Diego, California	146,700	Industrial	13,969.4
Shoreline Medical Building	May 2012	Half Moon Bay, California	15,335	Office	6,062.7
The Presidio	November 2012	Colorado Springs, Colorado	80,800	Office	6,836.9
Sparky's Lancaster Self-Storage	May 2013	Lancaster, CA	71,000	Self-Storage	3,637.9
Bismarck	May 2014	Bismarck, ND	93,000	Office	5,251.5
NetREIT, Inc. properties					140,513.5

			Model Homes
Model Home properties held in limited partnerships	Various in 2009-2013	CA, AZ, WA, TX, SC, NC and NJ	50	Residential	13,465.2
Model Home properties held in income and investment funds	Various in 2010-2014	CA, AZ, TX, SC, PA, NJ	17	Residential	5,284.2
Model Home properties					18,749.4

Total real estate assets and lease intangibles, net					$159,262.9

The following table sets forth the components of the Company's real estate assets:

	June 30, 2014	December 31, 2013
Land	$41,614,553	$41,882,217
Buildings and other	128,827,321	128,085,648
Tenant improvements	8,553,210	7,344,151
Lease intangibles	4,798,754	4,569,854
	183,793,838	181,881,870
Less:
Accumulated depreciation and amortization	(24,530,903)	(22,426,708)
Real estate assets, net	$159,262,935	$159,455,162

Operations from each property are included in the Company's condensed consolidated financial statements from the date of acquisition.

Recent Acquisitions

In April 2014, the Company acquired The Bismarck Office Building for the purchase price of approximately $5.4 million plus closing costs. The property is a six-story office building with of approximately 93,000 rentable square feet located in Bismarck, North Dakota. The Company acquired the property with cash of approximately $2.2 million and a $3.2 million fixed rate mortgage note that bears interest at 6.12% per annum and is due in October 2016.

In February 2014, NetREIT Dubose, Dubose Model Home Investors #201 LP and Dubose Model Home Investors #202 LP acquired six Model Home properties in Pennsylvania and leased them back to the home builder. The purchase price for the properties was $1.8 million. The purchase price paid was through a cash payment of $0.7 million and a promissory note $1.1 million.

The Company allocated the purchase price of the properties acquired during the six months ended June 30, 2014 as follows:

	Land	Buildings and other	Improvements	In-place leases	Leasing costs	Total Purchase Price
Model Home Properties	$371,300	$1,410,000	$-	$-	$-	$1,781,300

Bismarck Office Building	$413,000	$4,233,700	$474,400	$164,300	$64,600	$5,350,000

Lease Intangibles

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	June 30, 2014			December 31, 2013
	Lease intangibles	Accumulated amortization	Lease intangibles net	Lease intangibles	Accumulated amortization	Lease intangibles net
In-place leases	$2,179,759	$(1,629,220)	$550,539	$2,015,459	$(1,493,808)	$521,651
Leasing costs	1,513,585	(1,087,876)	425,709	1,448,985	(999,444)	449,541
Tenant relationships	332,721	(332,721)	-	332,721	(332,721)	-
Below-market leases	(841,425)	79,487	(761,938)	(841,425)	65,463	(775,962)
Above-market leases	1,614,114	(1,110,669)	503,445	1,614,114	(1,018,516)	595,598
	$4,798,754	$(4,080,999)	$717,755	$4,569,854	$(3,779,026)	$790,828

As of June 30, 2014, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Estimated Aggregate Amortization Expense
Six months remaining in 2014	$349,408
2015	489,421
2016	164,385
2017	57,213
2018	31,265
Thereafter (principally below market rent amortization)	(373,937)
$717,755

The weighted average amortization period for the intangible assets, in-place leases, leasing costs, tenant relationships and below-market leases acquired as of June 30, 2014 was 14.8 years.

4. MORTGAGE NOTES PAYABLE

Mortgage notes payable as of June 30, 2014 and December 31, 2013 consisted of the following:

Property Securing Mortgage Note	Location	Monthly Payment	Interest Rate	Maturity Date	June 30, 2014	December 31, 2013
Havana/Parker Complex (1)	Aurora, Colorado	$24,330	6.51%	July 1, 2016	$3,098,780	$3,098,780
Garden Gateway Plaza	Colorado Springs, Colorado	42,383	5.00%	February 5, 2020	7,042,437	7,119,544
Waterman Plaza	San Bernardino, California	25,995	6.50%	September 1, 2015	3,413,790	3,457,973
Sparky's Palms Self-Storage	Thousand Palms, California	28,865	Variable rate ranging from 5.5% to 10.5%, currently 5.5%	March 1, 2034	4,157,429	4,215,349
Sparky's Hesperia East Self-Storage	Hesperia, California	5,171	Variable rate, currently 4.75%	December 18, 2022	840,842	890,774
Sparky's Rialto Self-Storage	Rialto, California	19,323	4.75%	May 15, 2023	2,142,774	2,166,791
Genesis Plaza	San Diego, California	28,219	4.65%	September 1, 2015	4,555,602	4,618,147
Executive Office Park	Colorado Springs, Colorado	26,962	5.79%	July 1, 2025	4,413,213	4,447,699
Dakota Center	Fargo, North Dakota	36,031	4.74%	June 9, 2024	11,014,481	5,417,950
Yucca Valley Retail Center	Yucca Valley, California	23,919	5.62%	April 11, 2015	3,039,761	3,095,974
Rangewood Medical Office Building	Colorado Springs, Colorado	9,858	4.95%	January 1, 2019	1,124,197	1,155,305
Regatta Square	Denver, Colorado	7,562	4.95%	January 1, 2019	1,229,640	1,244,615
Port of San Diego Complex	San Diego, California	61,573	4.75%	March 5, 2020	10,489,729	10,608,385
Morena Office Center	San Diego, California	13,896	4.50%	June 1, 2021	2,381,435	2,411,282
Pacific Oaks Plaza	Escondido, California	9,450	4.50%	June 1, 2021	1,619,357	1,639,658
Shoreline Medical Office Building	Half Moon Bay, California	26,043	5.10%	June 1, 2022	3,903,203	3,959,914
Sparky's Palm, Joshua and Sunrise Self-Storage	Highland, Hesperia and Thousand Palms, California, respectively	42,788	4.70%	December 6, 2022	8,050,462	8,116,028
The Presidio	Colorado Springs, Colorado	36,701	5.60%	January 6, 2015	5,425,751	5,492,375
Sparky's Lancaster Self-Storage	Lancaster, California	13,200	5.00%	June 1, 2020	1,935,127	1,965,504
Fontana Medical Plaza	Fontana, California	11,479	4.75%	August 28, 2019	1,966,473	1,990,880
Bismarck Office Building	Bismarck, North Dakota	42,735	6.12%	October 1, 2016	3,353,357	-
Subtotal, NetREIT, Inc. properties					85,197,840	77,112,927

4 Model Homes	CA	10,333	5.50%	February 10, 2014	698,650	1,222,266
3 Model Homes	TX	2,799	5.75%	September 15, 2015	282,579	778,823
7 Model Homes	TX, NC	6,016	5.87%	December 15, 2015	621,271	639,007
12 Model Homes	AZ, CA, NJ	22,728	5.48%	April 15, 2017 to June 15, 2017	2,518,553	3,212,444
9 Model Homes	TX	10,346	5.00%	December 15, 2017	1,216,757	1,777,808
10 Model Homes	PA, TX	14,561	5.00%	December 15, 2017	1,317,112	1,343,658
4 Model Homes	TX	4,691	5.50%	January 15, 2018 to December 15, 2018	580,959	593,505
11 Model Homes	AZ, CA, NJ, TX	19,918	5.50% to 5.84%	June 30, 2014 to January 15, 2018	2,142,279	2,871,286
6 Model Homes	PA, TX	7,721	5.07% to 5.13%	December 15, 2017 to July 15, 2018	510,738	-
2 Model Homes		2,449	5.13%	February 13, 2019	334,447	-
Subtotal, Model Home properties					10,223,345	12,438,797

					$95,421,185	$89,551,724

(1)
In the quarter ended September 30, 2013, the Company determined that an additional impairment existed on its Havana Parker property and recorded an asset impairment of $1.5 million. At June 30,2014, the book value of the property was $3.4 million and the property was encumbered with a CMBS loan with a balance of $3.1 million and a maturity date of July 1, 2016. The Company commenced paying the net cash flow from the property in order to get the loan assigned to the proper Servicing Agent qualified to negotiate a modification of the loan. The net cash flow is substantially less than the monthly payment due. The Company has made reduced mortgage payments for the previous eight (8) mortgage payments. In May 2013, months before the decision to pay only the net cash flow generated by the Property, the Company engaged a third party consultant with experience in modification of CMBS loans to have the terms of the loan modified by the lender on the property. Negotiations with the lender are currently ongoing. However, on March 4, 2014, the Company received a notice of foreclosure from the lender stating that the covenants of the deed of trust have been violated for failure to pay principal and interest when due together with all other payments provided for in the evidence of debt secured by the deed of trust and other violations. The notice also included a Notice of Sale of the real property to be held on September 3, 2014. The Company expects that the debt service requirements will be reduced and term of the loan will be extended or the Company will be allowed to pay off the loan at a discounted amount prior to the date of sale. The Company has evaluated the potential loss contingency in accordance with generally accepted accounting principles and concluded that it is not likely at this time that the Company will experience further losses. However, if the negotiations are not successful, the Lender may move forward with the court action and foreclose on the property. The loan on the Havana Parker property is non-recourse. Except as noted above, the Company is in compliance with all conditions and covenants of its mortgage notes payable.

From the time that the Company commenced paying only net cash flow, scheduled payments through June 30, 2014 totalled approximately $301,000 and the Company paid approximately $48,000. The Company has accrued all interest and late charges due under the loan through June 30, 2014.

Scheduled principal payments of mortgage notes payable as of June 30, 2014 is as follows:

Years Ending:	NetREIT, Inc. Principal Payments	Model Home Properties Principal Payments	Scheduled Principal Payments
Six months remaining in 2014	$1,031,088	$30,829	$1,061,917
2015	17,790,274	733,758	18,524,032
2016	7,639,499	1,494,637	9,134,136
2017	1,554,170	2,544,350	4,098,520
2018	5,669,827	3,751,535	9,421,362
Thereafter	51,512,982	1,668,236	53,181,218
Total	$85,197,840	$10,223,345	$95,421,185

5. RELATED PARTY TRANSACTIONS

Through January 31, 2013, the Company had a property management agreement with CHG Properties, Inc. ("CHG") to manage all of its properties at rates up to 5% of gross income. The Company paid CHG total management fees of approximately $113,000 in the quarter ended March 31, 2013.

During the term of the property management agreement, the Company had an option to acquire the business conducted by CHG. The option was exercisable, with the approval of a majority of the Company's directors not otherwise interested in the transaction, without any consent of the property manager, its board or its shareholders. The option price to be paid in shares of the Company was determined by a predefined formula based on the net income of CHG during the 6-month period immediately preceding the month in which the acquisition notice is delivered. In January 2013, the Company completed the purchase CHG.

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to an entity 100% owned by the Company's Chairman and Chief Executive Officer and another related party. Total rents charged and paid by these affiliates was approximately $10,000 and $20,000 for the three months ended June 30, 2014 and 2013, respectively.

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

Effective April 1, 2014, the former limited partner elected to convert all remaining interests in the Partnership in exchange for 18,807 shares of Company common stock. The Company will buy these shares back in January 2015 for an aggregate purchase price of approximately $147,800.

The limited partner of NetREIT 01, LP is the Allen Trust DTD 7-9-1999. William H. Allen, a Director of the Company and Chairman of the Audit Committee, is a beneficiary and a trustee of the trust. The Partnership was formed approximately one year before Mr. Allen became a Board Member.

6. STOCKHOLDERS' EQUITY

Share-Based Incentive Plan. An incentive award plan has been established for the purpose of attracting and retaining officers, key employees and non-employee board members. The Compensation Committee of the Board of Directors adopted a Restricted Stock plan ("Restricted Stock") in December 2006 and granted nonvested shares of restricted common stock effective January 1 since the year of adoption. The nonvested shares have voting rights and are eligible for any dividends paid to common shares. The share awards vest in equal annual installments over a three to five year period from date of issuance. The Company recognized compensation cost for these fixed awards over the service vesting period, which represents the requisite service period, using the straight-line attribution expense method.

The value of the nonvested shares was calculated based on the offering price of the shares in the most recent private placement offering of $10 adjusted for stock dividends since granted and assumed selling costs. The value of granted nonvested restricted stock issued during the three months ended June 30, 2014 totalled approximately  $680,000 which is calculated using the most recent private placement offering of $10 adjusted for estimated selling costs. The value of granted nonvested restricted stock issued during the six months ended June 30, 2013 totalled approximately $637,000. Compensation expense recorded was approximately $259,000 and $245,000 in the six months ended June 30, 2014 and 2013, respectively. The 150,505 nonvested restricted shares as of June 30, 2014 will vest in equal instalments over the next two to eight years.

A table of non-vested restricted shares granted and vested since December 31, 2013 is as follows:

Balance, December 31, 2013	80,495
Granted	79,054
Cancelled	(9,044)
Balance, June 30, 2014	150,505

Cash Dividends. During the six months ended June 30, 2014 and 2013, the Company paid cash dividends, net of reinvested stock dividends, of $2,525,000, and $2,146,000, respectively, or at an annualized rate $0.543 per share on an annualized basis.  As the Company reported net losses in both of these periods, and on a cumulative basis, these cash dividends represent a return of capital to the stockholders rather than a distribution of earnings. The Company paid cash dividends on the Convertible Series 6.3% Preferred Stock of approximately $54,000 in the six months ended June 30, 2014 and 2013. The dividends were paid to a subsidiary that is consolidated into the condensed consolidated financial statements of the Company and, as a result, have been eliminated in consolidation.

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

7. SEGMENTS

The Company's reportable segments consist of the four types of commercial real estate properties for which the Company's decision-makers internally evaluate operating performance and financial results: Residential Properties, Industrial and Office Properties, Retail Properties and Self-Storage Properties. The Company also has certain corporate level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.

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

The following tables reconcile the Company's segment activity to its results of operations and financial position as of and for the three and six months ended June 30, 2014 and 2013, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Industrial/Office Properties:
Rental income	$2,639,041	$2,634,708	$5,246,281	$5,210,357
Property and related expenses	1,102,117	806,970	2,141,203	1,657,430
Net operating income, as defined	1,536,924	1,827,738	3,105,078	3,552,927

Residential Properties:
Rental income	572,876	756,100	1,244,062	1,630,418
Property and related expenses	38,108	189,205	44,843	331,318
Net operating income, as defined	534,768	566,895	1,199,219	1,299,100

Retail Properties:
Rental income	630,863	644,498	1,271,689	1,640,372
Property and related expenses	215,072	203,009	429,804	387,304
Net operating income, as defined	415,791	441,489	841,885	1,253,068

Self-Storage Properties:
Rental income	849,091	821,963	1,709,678	1,544,718
Property and related expenses	387,533	424,753	794,295	809,821
Net operating income, as defined	461,558	397,210	915,383	734,897

Reconciliation to Net Loss Available to Common Shareholders:
Total net operating income, as defined, for reportable segments	$2,949,041	$3,346,482	$6,061,565	$7,018,476
Unallocated other income:
Total other income	41,790	70,439	60,159	91,695
Gain on sale of real estate	779,379	410,258	1,204,324	856,911
Gain on dissolution of partnership interests	-	-	302,831	-
General and administrative expenses	1,563,793	1,350,968	2,688,649	2,583,729
Interest expense	1,371,123	1,219,329	2,641,085	2,553,355
Depreciation and amortization	1,426,916	1,325,534	2,772,673	2,640,738
Net (loss) income	(591,622)	(68,652)	(473,528)	189,260
Noncontrolling interests	504,797	327,550	982,905	638,611
Net loss	$(1,096,419)	$(396,202)	$(1,456,433)	$(449,351)

	June 30, 2014	December 31, 2013
Assets:
Industrial/Office Properties:
Land, buildings and improvements, net (1)	$89,156,948	$84,458,209
Total assets (2)	94,500,645	89,813,764

Residential Properties:
Land, buildings and improvements, net (1)	18,749,671	23,093,296
Total assets (2)	19,811,948	25,434,100

Retail Properties:
Land, buildings and improvements, net (1)	21,942,854	21,931,330
Total assets (2)	23,640,729	23,354,122

Self-Storage Properties:
Land, buildings and improvements, net (1)	29,413,460	29,972,327
Total assets (2)	30,189,041	31,028,008

Reconciliation to Total Assets:
Total assets for reportable segments	168,142,363	169,629,994
Other unallocated assets:
Cash and cash equivalents	9,981,937	10,207,001
Other assets, net	3,915,188	1,408,387
Total Assets	$182,039,488	$181,245,382
____________
(1)            Includes lease intangibles and the land purchase option related to property acquisitions.
(2)            Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	Six Months Ended June 30,
	2014	2013
Capital Expenditures:(1)
Industrial/Office Properties:
Acquisition of operating property	$5,350,000	$-
Capital expenditures and tenant improvements	1,387,057	1,407,645

Residential Properties:
Acquisition of operating properties	1,781,300	1,139,715

Retail Properties:
Capital expenditures and tenant improvements	378,473	-

Self-Storage Properties:
Acquisition of operating properties	-	3,650,000
Capital expenditures and tenant improvements	76,208	8,903

Acquisition of operating properties	7,131,300	4,789,715
Capital expenditures and tenant improvements	1,841,738	1,416,548
Total real estate investments	$8,973,038	$6,206,263
____________
(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

8. SUBSEQUENT EVENTS

In August 2014, the Company acquired The Union Terrace Office building for the purchase price of approximately $9.4 million plus closing costs. The Property is a four-story office building with approximately 84,000 rentable square feet located in Lakewood, Colorado. The Company acquired the property with a cash payment of approximately $2.8 million and fixed rate mortgage note $6.6 million that bears interest 4.5% per annum and is due in August 2024.

In August 2014, the Company closed on a private placement transaction of up to $40 million. The investment will be made in a series of capital contributions to be used for investor approved property acquisitions. The initial investment of $15 million dollars was made at the close of the transaction and an additional investment of $25 million dollars will be made on or before the one year anniversary of the initial investment.  The Company issued 15,000 shares of its Series B Preferred Stock at the close of the transaction.  The preferred return on the funds invested is 14% (10% shall be paid on a monthly basis and the remaining 4% shall accrue and compound monthly). The preferred stock must be redeemed by the third anniversary closing date, however, the Company shall have the right to extend a redemption for up to two additional years.

Certain specified management decisions must be approved in advance by the Series B Preferred Investor.  In addition, upon the occurrence of an Event of Default, as defined in the Investor Agreement, the Investor has certain rights including electing a majority of the Board of Directors.

In connection with the private placement, the Company redeemed the Series 6.3% preferred stock for approximately $1,649,000. As a result of the redemption, the Company now owns 100% of its Port of San Diego property.

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

Growth in Assets. Our portfolio of real estate consists of commercial office, industrial, self-storage and retail located primarily in the western United States.  In addition we manage and own a portion of a portfolio of model homes that are leased back to the residential home developers on a NNN basis.   During the last five years our investment portfolio has increased by 142% to approximately $186.1 million at June 30, 2014 from $77.0 million at June 31, 2009. The primary source of funds for the growth in the portfolio during these five years was attributable to the issuance of common stock of approximately $46 million, pursuant to a private offering that terminated at the end of 2011, and from proceeds from mortgage notes payable.

At June 30, 2014 our gross portfolio was relatively the same as June 30, 2013. During the year 2013 and the six months ended June 30, 2014 we acquired one self-storage facility, one office building and 20 model homes but sold 51 model homes as the leases expired.  The growth was slow during 2013 in the commercial area as we were participating in lengthy negotiations to acquire a package of approximately 12 office buildings that would have required all of our cash balances plus some additional cash through either debt or equity raising. Through the extended due diligence period, the Company did not entertain any other acquisitions.   In November 2013, we entered into escrow for an office building in Bismarck, North Dakota and completed the purchase in May 2014.   Our growth in model home acquisitions was hampered by our turning away business from one large developer in early 2013 as the acquisition would have resulted in a large concentration with that developer exposing the Company to risks that it did not feel safe to do. In addition, also since early 2013, another one of our large developers started the process of spinning off its homebuilder subsidiaries. Once spun-off these homebuilding companies were going to merge into one large homebuilder. This activity resulted in a cease of the sale-leaseback financings until the merger is consummated that is expected in late-year 2014.  If this new homebuilder decides to get back into financing arrangements similar to our sale-leaseback product the result should be large increase in our portfolio of Model Homes.

We intend to be active in acquiring additional model homes in the foreseeable future.  We believe that over the next few years we will have excellent opportunities as we have extensive relationships with homebuilders gearing up their development of residential homes if the rebound in the economy continues. The increase in acquisitions of model homes by these entities will increase revenue to our advisor subsidiaries in the future and should generate additional net operating income from our real estate investments.

Operating Portfolio

The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, retail, self-storage and NNN leased residential properties primarily located in the western United States. As of June 30, 2014, including properties held for sale, the Company owned or had an equity interest in eleven office buildings and one industrial building ("Office Properties") which total approximately 879,000 rentable square feet, four retail shopping centers ("Retail Properties") which total approximately 186,000 rentable square feet, seven self-storage facilities ("Self-Storage Properties") which total approximately 652,000 rentable square feet, and 67 Model Homes owned by four limited partnerships  ("Residential Properties").

NetREIT's office/ industrial, retail and self-storage properties are located primarily in Southern California and Colorado, with two office buildings located in Fargo and Bismarck, North Dakota. Our Model Home properties are located in eight states. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two to three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year, or has been operating for three years. Our geographical clustering of assets, especially in the self-storage segment, enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas.

Most of our office/industrial and retail properties are leased to a variety of tenants ranging from small businesses to large public companies, most of which do not have publicly rated debt. We have in the past entered into, and intend to enter into in the future, purchase agreements for real estate having net leases that require the tenant to pay all of the operating expense (Net, Net, Net Leases) or pay increases in operating expenses over s specific base year of the property acquired.

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

We seek to diversify our portfolio of the properties acquired to reduce the adverse effect of a single under-performing segment, geographic market and tenant industry.

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

RECENT EVENTS HAVING SIGNIFICANT EFFECT ON RESULTS OF OPERATIONS

Equity Raise

In August 2014 the Company closed on a private placement transaction of up to $40 million dollars. The investment will be made in a series of capital contributions to be used for investor approved property acquisitions. The initial investment of $15 million dollars was made at the close of the transaction and an additional investment of $25 million dollars will be made on or before the one year anniversary of the initial investment.  The Company issued 15,000 shares of its Series B Preferred Stock at the close of the transaction.  The preferred return on the funds invested is 14% (10% shall be paid on a monthly basis and the remaining 4% shall accrue and compound monthly). The preferred stock must be redeemed by the third anniversary closing date, however, the Company shall have the right to extend a redemption for up to two additional years.

Certain specified management decisions must be approved in advance by the Series B Preferred Investor.  In addition, upon the occurrence of an Event of Default, as defined in the Investor Agreement, the Investor has certain rights including electing a majority of the Board of Directors.

Property Acquisitions

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

Below is a chronological listing of the acquisitions and dispositions of properties in for the first six monthsfirst three months of 2014 and the year ended December 31, 2013. Operating results are included in the consolidated financial statements from the date of acquisition.

The Company acquired the following properties in the six months ended June 30, 2014:

In February 2014, NetREIT Dubose, Dubose Model Home Investors #201 LP and Dubose Model Home Investors #202 LP acquired six Model Home properties in Pennsylvania and leased them back to the home builder. The purchase price for the properties was $1.8 million. The purchase price paid was through a cash payment of $0.7 million and a promissory note of $1.1 million.

On April 30, 2014, the Company acquired an office building located in Bismarck, ND for the purchase price of $5.4 million dollars. The purchase price was paid through a cash payment of $2.2 million and through the assumption of the existing loan on the property of $3.2 million. The property was built in 1976 and is comprised of approximately 93,000 rentable square feet. The property was 85% occupied at acquisition.

The Company disposed of the following properties in the six months ended June 30, 2014:

During the six months ended June 30, 2014, NetREIT Dubose and the other Model Home entities disposed of eighteen Model Home properties. The sales price, net of selling costs, aggregated approximately $7.1 million and approximately $2.9 million in mortgage notes payable were retired in connection with these sales. The Company recognized a gain of approximately $1.3 million related to the sale of these Model Homes.

The Company acquired the following properties in the year ended December 31, 2013:

During the year ended December 31, 2013, NetREIT Dubose and other Model Home entities acquired 12 Model Home properties and leased them back to the home builder. The purchase price for the properties was approximately $3.6 million. The purchase price paid was through a cash payment of approximately $1.5 million and promissory notes totaling approximately $2.1 million.

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

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013.

Revenues

Total revenue was $4,691,871 for the three months ended June 30, 2014, compared to $4,857,269 for the same period in 2013, a decrease of $165,398, or 3.4%. The decrease in rental income as reported in 2014 compared to 2013 is primarily attributed to the sales of model homes. The model home count was 67 at June 30, 2014 and 81 at June 30, 2013.  Another reason rental income declined is that there were several large adjustments to several tenants due to actual prior year CAM expense coming in lower at what was originally estimated resulting in credits back to the tenants in the period ending June 30, 2014.

Rental Operating Expenses

Rental operating expenses were $1,742,830 for the three month period ended June 30, 2014 compared to $1,623,937 for the same period in 2013, an increase of $118,893, or 7.3%. The increase in rental operating expense is primarily due to an increase in head count and annual increases in compensation levels for personnel at NTR Property Management Inc. The acquisition of Bismarck LLC increased rental operating expenses by $65,000 for the three months ending June 30. 2014. Rental operating expenses as a percentage of revenue increased to 37.0% from 31.8% for three month period ending June 30, 2014 when compared to the same period in 2013. The increase as a percentage of rental operating costs to total revenues is due to the decline in rental income in the model home subsidiaries.

Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Interest Expense

Interest expense, including amortization of deferred finance charges, increased by $151,794, to $1,371,123, or 12.4% during the three month period ended June 30, 2014 compared to $1,219,329 for the same period in 2013.  The primary reason for the increase is due to the additions of debt financing for Sparky's Lancaster Self-Storage,  Fontana Medical Plaza and Dubose Model Home Investors #202, LP  that were not included in the three months ended March 31, 2013. Interest expense is also up due to the increase in the amortization of deferred financing costs resulting from the write off of approximately $60,000 of capitalized fees associated with a property where the loan was refinanced.

The weighted average interest rate as of June 30, 2014 was 5.19% compared to 5.29% as of June 30, 2013.

The following is a summary of our interest expense on loans by property for the three months ended June 30, 2014 and 2013:

Property	Date Acquired or Financed	2014	2013

Havana/Parker Complex	June 2006	$47,157	$51,577
Waterman	August 2008	55,716	57,114
Sparky's Thousand Palms Self-Storage	August 2009	57,434	58,992
Sparky's Hesperia East Self-Storage	December 2009	10,547	10,512
Dubose Acquisition Partners II, LP	March 2010	14,669	23,851
Sparky's Rialto Self-Storage	May 2010	25,826	32,276
Genesis Plaza	August 2010	53,203	54,629
NetREIT Dubose Model Home REIT, Inc.	October 2010	99,471	117,700
Dakota Center	May 2011	101,576	79,856
Casa Grande Apartments	June 2011	-	8,013
Executive Office Park	June 2011	63,870	64,812
Yucca Valley Retail Center	September 2011	43,925	45,495
Rangewood Medical Office Building	December 2011	14,002	14,749
Regatta Square	December 2011	15,236	15,592
Dubose Model Home Investor Fund #113, LP	December 2011	2,355	3,010
Dubose Model Home Investors #201, LP	December 2011	36,294	48,820
Morena Office Center	May 2012	26,829	27,477
Pacific Oaks Plaza	May 2012	18,244	18,864
Shoreline Medical Building	June 2012	49,869	51,261
The Presidio	November 2012	76,980	78,784
Sparky's Joshua, Palm and Sunrise Self-Storage	December 2012	95,914	97,405
Garden Gateway Plaza	February 2013	88,354	43,507
Port of San Diego Complex	March 2013	125,039	127,227
Sparky's Lancaster self-storage	May 2013	24,317	8,333
Fontana Medical Center	August 2013	22,694	-
Dubose Model Home Investors #202, LP	December 2013	5,197	-
Bismarck Center	May 2014	35,403	-
Amortization of deferred financing costs		161,002	79,473
		$1,371,123	$1,219,329

General and Administrative Expenses

General and administrative expenses increased by $325,975 to $1,563,793 for the three months ended June 30, 2014, compared to $1,237,818 for the same period in 2013. As a percentage of rental and fee income, general and administrative expenses were 33.3% and 26.33% for the three months ended June 30, 2014 and 2013, respectively. The increase in 2014 is primarily due to an increase in income tax expense resulting from large gains on sale of real estate for NetREIT Dubose Model Home REIT, Inc.  In comparing our general and administrative expenses with other REITs, it should be taken into consideration that we are a self-administered REIT, which means such expenses are greater for us than an advisory administered REIT. We expect general and administrative expenses as a percentage of revenues to decline in the future as our revenues continue to increase at a faster rate than our expense.

Gain/Loss on Sale of Real Estate Assets

In the three month period ended June 30, 2014, the Company had a net gain on the sale of model home properties of $779,379 compared to a net gain of $410,258 for the same three months of 2013. In 2014, we sold 12 model homes at an average gain of $78,000 per home versus 5 model homes at an average gain of $91,000 for the same three months in 2013.

Net Loss

Net loss for the three months ended three months ended June 30, 2014, was $1,096,419, or $0.07 loss per share, compared to a net loss for the three months ended June 30, 2013 of $396,202, or $0.02 loss per share. The quarter over quarter increase in the three months ended June 30, 2014 was primarily attributable to a decrease in revenues of $165,000, an increase in income tax expense of $325,000 and a $175,000 increase allocated to noncontrolling interests related to the gain on sale of model homes during the three months ended June 30, 2014. In addition, in the same quarter in 2013 the Company had additional income from a one-time lease cancellation fee of $345,000.

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013.

Revenues
Total revenue was $9,471,710 for the six months ended June 30, 2014, compared to $10,025,865 for the same period in 2013, a decrease of $554,155, or 5.5%. The decrease in rental income as reported in 2014 compared to 2013 is primarily attributable to a lease cancellation fee received during the quarter ended March 31, 2013 totaling $345,000, and a decrease in rental revenues from model homes of $349,000 offset by an increase in self-storage revenue of $164,000. The increase in self-storage revenue is primarily due to owning Sparky's Lancaster Self-Storage for six months during 2014 compared to 2 months in 2013.  The model home count was down to 67 homes at June 30, 2014 from 81 at June 30, 2013.

Rental Operating Expenses
Rental operating expenses were $3,410,145 for the six months ended June 30, 2014 compared to $3,185,873 for the same period in 2013, an increase of $224,272 or 7.0%. Rental operating costs as a percentage of rental and fee income was 36.0% and 30.2% for the six months ended June 30, 2014 and 2013, respectively. The increase in operating expense is primarily due to an increase in real estate property taxes in 2014 when compared to 2013 that included refunds received due to the Company successfully appealing and receiving refunds in the prior year. In addition, maintenance costs are up in 2014 as are the write off of unanticipated bad debts and the increased legal costs associated with collections of tenant receivables. The acquisition of Bismarck LLC increased rental operating expenses by $65,000 for the period ending June 30. 2014. The increased rental operating costs as a percentage of revenue is due to a decline in model home revenue. Our model home revenue does not have operating costs as all the property related expenses are paid by the lessee's.

Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.
Interest Expense
Interest expense, including amortization of deferred finance charges, increased by $87,730, to $2,641,085 during the six months ended June 30, 2014 compared to $2,553,355 for the same period in 2013.  The primary reason for the increase is due to the additions of debt financing for Sparky's Lancaster Self-Storage,  Fontana Medical Plaza, Bismarck, and Dubose Model Home Investors #202, LP  that were not included for the full period in the six months ended June 30, 2013. The amortization of financing costs increased by $108,110 to $260,506 in the six months ended June 30, 2014 compared to $151,946 for the same period in 2013. This increase is primarily due to the write-off of a remaining balance for a loan that was refinanced over a year earlier that maturity as well as the Company entering into several CMBS mortgage loans that have traditionally higher borrowing costs. The increases referred to above were partially offset by decreased interest expense in the model homes as loans are getting paid off early with excess funds and the number and balances of the loans as a result of having more homes sold than acquired during the current period  .
The weighted average interest rate as of June 30, 2014 was 5.19% compared to 5.29% as of June 30, 2013.

The following is a summary of our interest expense on loans by property for the six months ended June 30, 2014 and 2013

Property	Date Acquired or Financed	2014	2013

Havana/Parker Complex	June 2006	$100,091	$102,938
Waterman Plaza	August 2008	111,790	114,563
Sparky's Thousand Palms Self-Storage	August 2009	115,271	118,359
Sparky's Hesperia East Self-Storage	December 2009	21,037	34,182
Dubose Acquisition Partners II, LP	March 2010	31,701	47,702
Sparky's Rialto Self-Storage	May 2010	51,511	71,464
Genesis Plaza	August 2010	106,769	109,605
NetREIT Dubose Model Home REIT, Inc.	October 2010	204,857	247,498
Dakota Center	May 2011	179,311	159,253
Casa Grande Apartments	June 2011	-	22,588
Executive Office Park	June 2011	127,286	129,146
Yucca Valley Retail Center	September 2011	87,301	90,386
Rangewood Medical Office Building	December 2011	28,040	29,516
Regatta Square	December 2011	30,397	31,101
Dubose Model Home Investor Fund #113, LP	December 2011	5,365	5,916
Dubose Model Home Investors #201, LP	December 2011	79,844	99,285
Morena Office Center	May 2012	53,529	54,810
Pacific Oaks Plaza	May 2012	36,399	37,270
Shoreline Medical Building	June 2012	99,547	102,298
The Presidio	November 2012	153,580	157,143
Sparky's Joshua, Palm and Sunrise Self-Storage	December 2012	191,160	193,025
Garden Gateway Plaza	February 2013	177,189	203,526
Port of San Diego Complex	March 2013	250,780	231,502
Sparky's Lancaster Self-Storage	May 2013	48,823	8,333
Fontana Medical Center	August 2013	44,468	-
Dubose Model Home Investors #202, LP	December 2013	9,580
Bismarck Center	May 2014	35,403	-
Amortization of deferred financing costs		260,056	151,946
		$2,641,085	$2,553,355

General and Administrative Expenses
General and administrative expenses increased by $283,404 to $2,688,649 for the six months ended June 30, 2014, compared to $2,405,245 for the same period in 2013. The increase is primarily due to an increase in income tax expense for NetREIT Dubose Model Home REIT, Inc.  In comparing our general and administrative expenses with other REITs, it should be taken into consideration that we are a self-administered REIT, which means such expenses are greater for us than an advisory administered REIT. We expect general and administrative expenses as a percentage of revenues to continue to decline in the future as our revenues continue to increase at a faster rate than our expense.  As a percentage of rental and fee income, general and administrative expenses were 28.4% and 24.0% for the six months ended June 30, 2014 and 2013, respectively.

Gain/Loss on Sale of Real Estate Assets

In the six month period ended June 30, 2014, the Company had a net gain on the sale of model home properties of $1,204,324 compared to a net gain of $856,911 for the same six months of 2013. The Company sold 18 homes during the six month period ended June 30, 2014 and 16 for the same period of 2013, the average gain increased to $76,000 per home in 2014 when compared to $54,000 per model home for the same period in 2013.

Gain on Dissolution of Partnership Interests

During the year ended December, 31, 2013, certain of the subsidiaries of the Company sold its last remaining Model Homes and have either liquidated or are in the process of liquidation. The Company received $239,138 and $63,693, respectively in excess of the original investments and recognized the excess cash distributions a gain on dissolution of partnerships during the six months ended June 30, 2014. These gains represent receiving amounts in excess of the amounts invested. The Company did not have any similar gains during the six months ended June 30, 2013.

Net Loss

Net loss for the six months ended June 30, 2014 was $1,456,433, or $0.09 loss per share, compared to a net loss for the six months ended June 30, 2013 of $449,351, or $0.07 loss per share. The increase in net loss of $1,007,082 in the six month period ended June 30, 2014 was primarily attributable to a decrease in revenues of $554,000, an increase in expenses of $639,000 and a $344,000 increase allocated to noncontrolling interests related to the gain on sale of model homes during the six months ended June 30, 2014 partially offset by an increase in gains in sales of real estate and dissolution of partnership interests.

LIQUIDITY AND CAPITAL RESOURCES

As discussed above under Economic Environment, during 2014, there have been signs of economic improvement and stabilization in the equity markets but there are concerns due to the uncertainty surrounding Federal Reserve future actions. We expect the market turbulence could continue in the commercial real estate arena due to the uncertainties previously discussed and due to mortgage financings originated over the seven years that are coming due in the future.

We believe that as a result of the economic and business trends, new mortgage financing will continue to remain less favorable in terms of loan amount to value versus pre-recession days, which may negatively impact our ability to finance future acquisitions. Interest rates remain relatively low by historical standards but we anticipate that interest rates will increase when the US Government stops suppressing the rates with stimulus programs.  On the other hand, we believe the negative trends in the mortgage markets for smaller properties and in some geographic and suburban locations may reduce property prices and may, in certain cases, reduce competition for those properties.

Overview

We actively seek investments that are currently cash flowing that will increase in order to fund distributions as well as realize long-term gains for our stockholders.  Our future sources of liquidity include cash and cash equivalents, cash flows from operations, new mortgages on our unencumbered properties, refinancing of existing mortgages and the possible sale of additional equity/debt securities.  Our available liquidity at June 30, 2014 was approximately $23 million, including approximately $10 million in cash and cash equivalents and an additional estimated borrowing capacity of approximately $13 million from potential mortgages on unencumbered properties and refinancing of properties with low debt to value. We do not have any arrangements with any financial institution to borrow any amount and therefore we cannot be certain a financial institution would loan that amount on the unencumbered and refinancing properties or the timing of such borrowings.    However, during the second quarter of 2014 we consummated a refinance of one of our properties that had a 5.75 % debt of approximately $5.3 million with a 10 year fixed rate loan of approximately $11.1 million at a rate of approximately 4.378%.  We are currently working with an institution to refinance another property that has a 5.59% debt of approximately $5.4 million with a new 4.5% mortgage of $6.6 million.  We expect this refinance to close in the next quarter.

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

Our short term liquidity needs include proceeds necessary to pay the debt service on existing mortgages, fund our current operating costs and fund our distribution to stockholders.  During the six months ended June 30, 2014 our net cash flow from operating activities on a GAAP basis was negative by approximately $639,000 primarily due to approximately $800,000 of accrued liabilities as of December 31, 2013 that were paid in the first quarter of 2014.  During the period we received distributions in excess of our investment in two real estate partnerships of approximately $320,000 and cash proceeds from the sale of properties less debt payoff of approximately $1.4 million that are not included in the net cash for operating activities.  In addition we had a balance of approximately $10.0 million cash at the beginning of the period. Our cash portion of distributions paid to shareholders during the six months of 2014 was approximately $2.6 million   We believe that our cash flow from our existing portfolio, distributions from joint ventures in model home partnerships and anticipated acquisitions when operational for the full term will be sufficient to fund the debt service costs on our existing mortgages, fund our operating costs in the near term and fund the cash portion of distributions to stockholders at the current rate.    However, if our cash flow from operating activities is not sufficient to fund our short term liquidity needs, including the payment of cash dividends at current rates to our stockholders, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness or we will reduce the rate of distribution to the stockholders.

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

Equity Capital

In August 2014,  the Company closed on a private placement transaction of up to $40 million dollars. The proceeds of this equity will be used to increase the size of our portfolio by approximately $115 million.  In addition, we will continue to seek acquisitions or properties for equity in a DownREIT structure.

An initial investment of $15 million dollars was made at the close of the transaction and an additional investment of $25 million dollars will be made on or before the one year anniversary of the initial investment.  The Company issued 15,000 shares of its Series B Preferred Stock at the close of the transaction.  The preferred return on the funds invested is 14% (10% shall be paid on a monthly basis and the remaining 4% shall accrue and compound monthly). The preferred stock must be redeemed by the third anniversary closing date, however, the Company shall have the right to extend a redemption for up to two additional years.

Debt Capital

At the current time we do not have any unsecured debt or a revolving line of credit but we have been exploring the possibilities of obtaining such a line of credit.  We cannot guarantee that we will be able to consummate a line of credit in the near future.

Cash and Cash Equivalents

At June 30, 2014, we had approximately $10.0 million in cash and cash equivalents compared to approximately $10.2 million at December 31, 2013. Approximately $1 million of the cash balance is intended for capital expenditures on existing properties through the remainder of 2014. We intend to use the remainder of this cash for additional acquisitions, general corporate purposes and distributions to our stockholders.

Our cash and cash equivalents are held in bank accounts at third party institutions and consist of invested cash and cash in our operating accounts.  During the first six months of 2014 and 2013, we did not experience any loss or lack of access to our cash or cash equivalents.

Secured Debt

As of June 30, 2014, NetREIT had mortgage notes payable in the aggregate principal amount of $85.2 million, collateralized by a total of 23 non-Model Home properties with terms at issuance ranging from 3 to 30 years.  The weighted-average interest rate on the mortgage notes payable as of June 30, 2014 was approximately 5.14%.  Our debt to book value on these properties is approximately 59%.  We do not have any significant mortgage debt balloon principal payments on our mortgage loans payable during 2014.

As of June 30, 2014, NetREIT Dubose, and related entities, had 67 fixed-rate mortgage notes payable in the aggregate principal amount of $10.2 million, collateralized by a total of 67 Model Home properties, an average of approximately $341,000 per home. These loans generally have a term at issuance of three to five years.  The weighted-average interest rate on these mortgage notes payable as of June 30, 2014 was 5.6%.  Our debt to net book value on these properties is approximately 55%. The Company has guaranteed these promissory notes.  The balloon principal payments on the notes payable are in 2016 and 2019 and are typically tied to the end of the lease and sale of the Model Home securing the debt.

Despite the disruptions in the debt market discussed in "Overview" above, we have been able to refinance maturing debts before scheduled maturity dates and we have not experienced any unusual difficulties financing our acquisitions.

Operating Activities

Net cash used by operating activities for the six months ended June 30, 2014 was approximately $0.6 million compared to net cash provided by operating activities of approximately $1.8 million for the same period in 2013.  There was approximately $800,000 of liabilities accrued and unpaid as of December 31, 2013 for year-end bonuses, taxes and tenant improvements that were paid during the first quarter of 2014.  Similar expenses, primarily annual bonuses, in 2012 that would otherwise have been accrued at that year end were actually paid in 2012 resulting in no accrued liability related to the bonus as of December 31, 2012. In addition, net cash provided in the six months ended June 30, 2013 included approximately $345,000 of rental income received for a cancelation fee where there was no such fee received in 2014.  Rental revenues from model homes in 2014 were down approximately $349,000.  Rental operating costs in 2014 were up approximately $300,000 primarily due to increased maintenance and repairs, utilities, bad debts, legal collection costs, property taxes and inclusion of operating costs of Bismarck for one month in 2014.  Property taxes were more in 2014 due to refund credits received in 2013 from positive results achieved appealing tax assessments of many of our properties.  We anticipate that with the inclusion of the recent acquisitions and the anticipated acquisitions, the cash provided by operating activities will cover the cash portion of our distribution to stockholders in the future.

Investing Activities

Net cash used in investing activities was approximately $1.8 million for the six months ended June 30, 2014, compared to net cash provided of $0.2 million during the same period in 2013. The increase in net cash used in the current year was primarily due to approximately $0.7 million more spent on building improvements, tenant improvements and leasing costs primarily at the Dakota Center and the acquisition of the Bismarck property and the acquisition of 6 model homes for approximately $7.2 million in 2014 compared to the acquisition of Lancaster and 4 model homes for $4.8 million in the same period in 2013.  These uses of funds were offset by an increase in proceeds received on sales of real estate of approximately $1.1 million primarily due to the sale of 18 model homes in 2014 compared to 16 in 2013.

We anticipate that the acquisitions of both the non-Model Home properties and of Model Homes will increase during the remainder of 2014 and thereafter. Future acquisitions by the Company will depend on proceeds from sale of existing properties and funds available from cash on hand and the sale of equity securities.  Future acquisitions by the Model Home entities will depend on cash available on hand, proceeds from the sale of Model Homes as the leases expire, additional funds raised through limited partnerships or other activities.

Capital Expenditures, Tenant Improvements and Leasing Costs

With the completion of the renovation and lease up at the Dakota Center we expect our expenditures in these areas will decline significantly. We currently project that during the remainder of 2014 we could spend $500,000 to $750,000 in capital improvements, tenant improvements, and leasing costs for properties within our portfolio. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on gross capital expenditures during 2014 compared to 2013 due to rising construction costs and the anticipated increase in property acquisitions in 2014. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities

Net cash provided by financing activities in the first six months of 2014 was approximately $2.2 million compared to cash used of $5.0 million the same period in 2013, an increase of approximately $7.2 million. During 2014 our net repayment of mortgages notes payable over our proceeds from mortgage notes payable decreased due to lower number of sales of model homes in 2014 compared to 2013.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

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

The following table presents our FFO for the three and six months ended June 30, 2014 and 2013. FFO should not be considered an alternative to net income (loss), as an indication of our performance, nor is FFO indicative of funds available to fund our cash needs or our ability to make distributions to our shareholders. In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of debt, each of which may impact the amount of cash available for distribution to our shareholders.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(1,070,514)	$(51,149)	$(1,430,528)	$(51,149)
Adjustments:
Income attributable to noncontrolling interests	868,854	311,061	982,905	311,061
Depreciation and amortization	1,544,649	1,385,510	2,850,801	1,385,510
Gain on dissolution of partnership interests	-	-	(302,831)	-
Gain on sale of real estate	(779,379)	(446,653)	(1,204,324)	(446,653)
Funds from Operations	$563,610	$1,198,769	$896,023	$1,198,769

FFO decreased in the six month period ended June 30, 2014 by $302,746, or 25.3%, to $896,023 compared to $1,198,769 for the same period in 2013. The decrease in FFO is due to the increase in the Company's non-recurring sources of income for gains on sale of real estate and gains on dissolution of partnership interests.

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

The following table presents our MFFO for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Funds from operations	$563,610	$1,198,769	$896,023	$1,198,769
Adjustments:
Straight line rent adjustment	34,390	77,953	113,430	155,376
Above and below market rents	39,065	44,606	78,129	8,807
Acquisition costs	37,646	35,148	53,239	121,907
Modified Funds from Operations	$674,711	$1,356,476	$1,140,821	$1,484,859

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not Required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 1 — April 30, 2014	1,138	$8.00

Total	1,138	$8.00

1.	The Company does not have a formal policy with respect to a stock repurchase program and typically restricts repurchases to hardship cases only.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description

31.1
Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

31.2
Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

31.3
Certification of the Company's Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

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

Date: August 13, 2014	NetREIT, Inc.

	By:	/s/ Jack K. Heilbron
Name: Jack K. Heilbron
Title: Chief Executive Officer
	By:	/s/ Kenneth W. Elsberry
Name: Kenneth W. Elsberry
Title: Chief Financial Officer
	By:	/s/ J. Bradford Hanson
Name: J. Bradford Hanson
Title: Principal Financial and Accounting Officer