Form 10-Q
period 2014-09-30
NETREIT, INC.
filed 2014-11-14
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At November 14, 2014, registrant had issued and outstanding 16,764,578 shares of its common stock, no par value.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real estate assets and lease intangibles, net	$162,278,907	$159,455,162
Cash and cash equivalents	11,893,187	10,207,001
Restricted cash	10,133,661	1,355,277
Deferred leasing and finance costs, net	5,519,941	2,649,273
Other assets, net	8,518,599	7,578,669

TOTAL ASSETS	$198,344,295	$181,245,382

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$99,402,457	$89,551,724
Accounts payable and accrued liabilities	6,802,071	4,585,120
Dividends payable	963,446	1,240,455
Series B mandatorily redeemable preferred stock, $0.01 par value, $1,000 liquidating preference, shares authorized: 40,000; 15,000 shares issued and outstanding at September 30, 2014 and no shares issued and outstanding at December 31, 2013	15,000,000	-
Total liabilities	122,167,974	95,377,299

Commitments and contingencies

Stockholders' equity:
Convertible series AA preferred stock, $0.01 par value, $25 liquidating preference, shares authorized: 1,000,000; no shares issued and outstanding shares at September 30, 2014 and December 31, 2013, respectively	-	-
Convertible series 6.3% preferred stock, $0.01 par value, $1,000 liquidating preference, shares authorized: 10,000; no shares issued and outstanding at September 30, 2014 and 1,649 shares issued and outstanding at December 31, 2013	-	16
Common stock series A, $0.01 par value, shares authorized: 100,000,000; 16,574,768 and 16,473,674 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	167,646	164,737
Additional paid-in capital	142,582,307	141,494,883
Dividends in excess of accumulated losses	(80,734,119)	(71,226,974)
Total NetREIT, Inc. stockholders' equity	62,015,834	70,432,662
Noncontrolling interests	14,160,487	15,435,421
Total equity	76,176,321	85,868,083

TOTAL LIABILITIES AND EQUITY	$198,344,295	$181,245,382

See notes to condensed consolidated financial statements

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Rental income	$4,973,982	$4,725,963	$14,223,066	$14,559,692
Fee and other income	111,137	63,404	333,763	255,540
	5,085,119	4,789,367	14,556,829	14,815,232

Costs and expenses:
Rental operating costs	1,984,801	1,691,280	5,394,946	4,841,809
General and administrative	1,200,536	1,166,374	3,889,185	3,606,963
Depreciation and amortization	1,614,503	1,353,612	4,387,175	3,994,350
Total costs and expenses	4,799,840	4,211,266	13,671,306	12,443,122

Income from operations	285,279	578,101	885,523	2,372,110

Other income (expense):
Interest expense - mortgage notes payable	(1,344,698)	(1,247,604)	(3,985,783)	(3,800,959)
Interest and amortization of issuance costs - Series B preferred stock	(353,014)	-	(353,014)	-
Interest and other income	15,418	16,609	75,577	108,304
Gain on sale of real estate	1,221,680	169,460	2,426,004	1,026,371
Gain on dissolution of partnership assets	-	-	302,831	-
Asset impairments	(950,000)	(1,500,000)	(950,000)	(1,500,000)
Total other expense, net	(1,410,614)	(2,561,535)	(2,484,385)	(4,166,284)

Net loss before noncontrolling interests	(1,125,335)	(1,983,434)	(1,598,862)	(1,794,174)

Income attributable to noncontrolling interests	726,222	327,550	1,709,127	875,264

Net loss	$(1,851,557)	$(2,310,984)	$(3,307,989)	$(2,669,438)

Loss per common share -
Basic and diluted:	$(0.11)	$(0.14)	$(0.20)	$(0.16)

Weighted average number of common shares outstanding - basic and diluted	16,745,003	16,210,755	16,768,211	16,186,962

See notes to condensed consolidated financial statements.

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2014
(Unaudited)

	Convertible Series 6.3% Preferred Stock		Series A Common Stock		Additional Paid-in	Dividends In Excess of Accumulated	Total NetREIT, Inc. Stockholders'	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Total

Balance, December 31, 2013	1,649	$16	16,473,674	$164,737	$141,494,883	$(71,226,974)	$70,432,662	$15,435,421	$85,868,083
Net (loss) income	-	-	-	-	-	(3,307,989)	(3,307,989)	1,709,127	(1,598,862)
Dividends declared/reinvested	-	-	75,271	753	714,230	(1,680,427)	(965,444)	-	(965,444)
Dividends paid	-	-	203,406	2,034	1,921,986	(4,518,729)	(2,594,709)	-	(2,594,709)
Common stock issued - related party	-	-	39,806	398	312,394	-	312,792	-	312,792
Common stock repurchased - related party	-	-	(21,000)	(210)	(164,808)	-	(165,018)	-	(165,018)
Common stock repurchased	-	-	(6,579)	(66)	(47,128)		(47,194)	-	(47,194)
Convertible series 6.3% preferred stock redeemed	(1,649)	(16)	-	-	(1,649,250)	-	(1,649,266)	-	(1,649,266)
Distributions paid to noncontrolling interests net of contributions received	-	-	-	-	-	-	-	(2,984,061)	(2,984,061)
Balance, September 30, 2014	-	$-	16,764,578	$167,646	$142,582,307	$(80,734,119)	$62,015,834	$14,160,487	$76,176,321

See notes to condensed consolidated financial statements

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$(3,307,989)	$(2,669,438)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,628,732	4,057,956
Stock compensation	298,546	390,342
Gain on sale of real estate	(2,426,004)	(1,026,371)
Bad debt expense	95,790	49,908
Income attributable to noncontrolling interests	1,709,127	875,264
Other assets	146,347	(124,080)
Accounts payable and accrued liabilities	1,918,405	83,560
Asset impairments	950,000	1,500,000
Net cash provided by operating activities	4,012,954	3,137,141

Cash flows from investing activities:
Real estate acquisitions	(17,509,525)	(5,321,059)
Building and tenant improvements	(1,978,375)	(2,286,807)
Gain on dissolution of partnership assets	(302,831)	-
Deferred leasing costs	(336,632)	(645,089)
Proceeds received sale of real estate assets	13,397,427	8,450,159
Restricted cash	(8,778,384)	(324,472)
Net cash used in investing activities	(15,508,320)	(127,268)

Cash flows from financing activities:
Proceeds from mortgage notes payable	22,717,173	23,052,635
Repayment of mortgage notes payable	(12,866,440)	(26,284,654)
Proceeds from issuance of mandatorily redeemable preferred stock	15,000,000	-
Deferred financing costs related to issuance of mandatorily redeemable preferred stock	(2,724,252)	-
Repurchase of common stock - related parties	(165,018)	-
Repurchase of common stock	(47,194)	(34,172)
Debt issuance costs	(575,020)	(349,743)
Redemption of Series 6.3% preferred stock	(1,649,266)	-
(Distributions paid) contributions received in excess of contributions received/(distributions paid) from/to noncontrolling interests	(2,671,269)	1,997,829
Dividends paid	(3,837,162)	(3,527,122)
Net cash provided by (used in) financing activities	13,181,552	(5,145,227)

Net increase (decrease) in cash and cash equivalents	1,686,186	(2,135,354)

Cash and cash equivalents:
Beginning of period	10,207,001	10,746,536

End of period	$11,893,187	$8,611,182

Supplemental disclosure of cash flow information:
Interest paid - mortgage notes payable	$3,936,607	$3,857,943
Non-cash financing activities:
Conversion of partnership interests into common stock	$165,018	$333,269
Reinvestment of cash dividend	$2,647,443	$2,010,605
Accrual of dividends payable	$963,446	$1,204,753
Stock issued for purchase of NTR, Inc.	$-	$1,900,000

See notes to condensed consolidated financial statements

NetREIT, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2014

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

The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, retail, self-storage and residential properties located in the western United States. As of September 30, 2014, including properties held for sale, the Company owned or had an equity interest in twelve office buildings and one industrial building ("Office Properties") which total approximately 963,000 rentable square feet, four retail shopping centers ("Retail Properties") which total approximately 186,000 rentable square feet, seven self-storage facilities ("Self-Storage Properties") which total approximately 666,000 rentable square feet, and 55 Model Homes owned by four limited partnerships  ("Residential Properties").

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations and cash flows as of and for the three and nine months ended September 30, 2014 and 2013, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The condensed consolidated balance sheet at year ended December 31, 2013 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the Securities and Exchange Commission on March 31, 2014.

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

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the nine months ended September 30, 2014 and 2013, because of net losses, all distributions were considered return of capital to the stockholders and therefore non-taxable.

The Company believes that it has met all of the REIT distribution and technical requirements for the nine months ended September 30, 2014 and 2013, respectively.

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

As of September 30, 2014, Management has concluded that there are 12 Model Home properties aggregating approximately $4.6 million which are considered as held for sale and are included in real estate assets. These homes have mortgage notes payable of approximately $2.3 million.

Impairment. The Company reviews the carrying value of each real estate property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. In the quarter ended September 30, 2014, the Company determined that there was an additional impairment charge on its Havana Parker property of $950,000. This impairment charge was determined in the course of ongoing loan modification negotiations with the lender. In the quarter ended September 30, 2013, the Company determined that an impairment existed on its Havana Parker property and recorded an asset impairment of $1.5 million.

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

The following is a reconciliation of the denominator of the basic loss per common share computation to the denominator of the diluted loss per common share computations, for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Adjusted weighted average shares used for diluted EPS	16,745,003	16,210,755	16,768,211	16,186,962

Weighted average shares from share based compensation, shares from conversion of NetREIT 01 LP Partnership, Casa Grande LP Partnership, NetREIT Palm Self-Storage LP Partnership, NetREIT Garden Gateway LP Partnership, NetREIT National City Partners LP Partnership and shares from stock purchase warrants with respect to a total of 1,356,093 shares of common stock for the three and nine months ended September 30, 2014 and 1,382,433 shares of common stock for the three and nine months ended September 30, 2013, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

Fair Value Measurements. Certain assets and liabilities are required to be carried at fair value, including long-lived real estate assets that are deemed to be impaired. GAAP requires disclosure of fair values calculated under each level of inputs within the following hierarchy:

Level 1	- Quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2	- Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

Level 3	- Unobservable inputs for the asset or liability.

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. The Company's cash equivalents, mortgage notes receivable, accounts receivable and payables and accrued liabilities all approximate fair value due to their short term nature. The Company has one Level 3 long lived impaired real estate asset with a fair value and carrying value of $2.3 million. The Company estimated the fair value for this impaired real estate asset based on the estimated sales price less any selling costs. Management believes that the recorded value of mortgage notes payable are approximate their fair value as of September 30, 2014 and December 31, 2013.

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

Segments. The Company acquires and operates income producing properties including office properties, residential properties, retail properties and self-storage properties and, as a result, the Company operates in four business segments. See Note 8 "Segment Information".

Subsequent Events. Management has evaluated subsequent events through the date the accompanying financial statements are issued.

Reclassifications. Certain reclassifications have been made to prior condensed consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of consolidated operations or equity.

Recently Issued Accounting Standards Updates. In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU No. 2014-08"). ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when any of the following occurs: a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; b) the component of an entity or group of components of an entity is disposed of by sale; and c) the component of an entity or group of components of an entity is disposed of other than by sale. ASU No. 2014-08 also requires additional disclosures about discontinued operations. ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014. As a result of the adoption of ASU No. 2014-08, results of operations for properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 will generally be included in continuing operations on the Company's consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above. Additionally, any gain or loss on sale of real estate that do not meet the criteria for classification as a discontinued operation will be presented, on the statements of operations, below income from continuing operations and income from discontinued operations.

3. REAL ESTATE ASSETS AND LEASE INTANGIBLES

A summary of the properties owned by the Company as of September 30, 2014 is as follows:

Property Name	Date Acquired	Location	Square Footage	Property Description	Real estate assets, net (in thousands)
Havana/Parker Complex	June 2006	Aurora, Colorado	114,000	Office	$2,329.6
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	115,052	Office	12,208.8
World Plaza	September 2007	San Bernardino, California	55,098	Retail	6,564.8
Regatta Square	October 2007	Denver, Colorado	5,983	Retail	1,907.3
Sparky's Palm Self-Storage	November 2007	Highland, California	60,865	Self-Storage	4,293.7
Sparky's Joshua Self-Storage	December 2007	Hesperia, California	151,000	Self-Storage	6,696.1
Executive Office Park	July 2008	Colorado Springs, Colorado	65,084	Office	8,296.1
Waterman Plaza	August 2008	San Bernardino, California	21,170	Retail	6,029.5
Pacific Oaks Plaza	September 2008	Escondido, California	16,000	Office	4,315.2
Morena Office Center	January 2009	San Diego, California	26,784	Office	5,514.2
Fontana Medical Plaza	February 2009	Fontana, California	10,500	Office	1,920.9
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	18,222	Office	2,374.9
Sparky's Thousand Palms Self-Storage	August 2009	Thousand Palms, California	113,126	Self-Storage	5,401.4
Sparky's Hesperia East Self-Storage	December 2009	Hesperia, California	73,640	Self-Storage	2,385.5
Sparky's Rialto Self-Storage	May 2010	Rialto, California	101,359	Self-Storage	4,707.5
Genesis Plaza	August 2010	San Diego, California	57,685	Office	8,711.8
Dakota Bank Buildings	May 2011	Fargo, North Dakota	119,749	Office	10,064.0
Yucca Valley Retail Center	September 2011	Yucca Valley, California	103,596	Retail	7,283.8
Sparky's Sunrise Self-Storage	December 2011	Hesperia, California	93,851	Self-Storage	2,149.1
Port of San Diego Complex	December 2011	San Diego, California	146,700	Industrial	13,893.5
Shoreline Medical Building	May 2012	Half Moon Bay, California	15,335	Office	6,028.2
The Presidio	November 2012	Colorado Springs, Colorado	80,800	Office	6,752.9
Sparky's Lancaster	May 2013	Lancaster, CA	71,000	Self-Storage	3,626.5
Bismarck	April 2014	Bismarck, ND	93,000	Office	5,082.7
Union Terrace	August 2014	Lakewood, CO	84,000	Office	9,261.5
NetREIT, Inc. properties					147,799.5

			Model Homes
Model Home properties held in limited partnerships	Various in 2009-2014	CA, AZ, WA, TX, SC, NC and NJ	41	Residential	10,390.1
Model Home properties held in income and investment funds	Various in 2010-2014	CA, AZ, TX, SC, PA, NJ	14	Residential	4,089.3
Model Home properties			55		14,479.4

Total real estate assets and lease intangibles, net					$162,278.9

The following table sets forth the components of the Company's real estate assets:

	September 30, 2014	December 31, 2013
Land	$42,758,064	$41,882,217
Buildings and other	128,861,514	128,085,648
Tenant improvements	10,740,256	7,344,151
Lease intangibles	5,595,554	4,569,854
	187,955,388	181,881,870
Less:
Accumulated depreciation and amortization	(25,676,481)	(22,426,708)
Real estate assets, net	$162,278,907	$159,455,162

Operations from each property are included in the Company's condensed consolidated financial statements from the date of acquisition.

Recent Acquisitions

In August 2014, the Company acquired The Union Terrace Office building for the purchase price of approximately $9.4 million plus closing costs. The Property is a four-story office building with approximately 84,000 rentable square feet located in Lakewood, Colorado. The Company acquired the property with a cash payment of approximately $2.8 million and an interest only fixed rate mortgage note $6.6 million that bears interest 4.5% per annum and is due in August 2024.

In August 2014, the Company, through certain subsidiaries, acquired three Model Home properties in Arizona and leased them back to the home builder. The purchase price for the properties was $1.0 million. The purchase price paid was through a cash payment of $0.4 million and a promissory note $0.6 million.

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

In February 2014, the Company, through certain subsidiaries, acquired six Model Home properties in Pennsylvania and leased them back to the home builder. The purchase price for the properties was $1.8 million. The purchase price paid was through a cash payment of $0.7 million and a promissory note $1.1 million.

The Company disposed of the following properties in the nine months ended September 30, 2014:

During the nine months ended September 30, 2014, NetREIT Dubose and the other Model Home entities disposed of thirty-two model home properties. The sales price, net of selling costs, aggregated approximately $13.5 million and approximately $5.6 million in mortgage notes payable were retired in connection with these sales. The Company recognized a gain of approximately $2.4 million related to the sale of these Model Homes.

The Company allocated the purchase price of the properties acquired during the nine months ended September 30, 2014 as follows:

	Land	Buildings and other	Tenant Improvements	In-place Leases	Leasing Costs	Total Purchase Price
Model Home Properties	$371,300	$1,410,000	$-	$-	$-	$1,781,300

Bismarck Office Building	413,000	$4,233,700	$474,400	$164,300	$64,600	$5,350,000

Union Terrace	$1,717,000	$5,267,900	$1,643,300	$370,100	$426,700	$9,425,000

Lease Intangibles

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	September 30, 2014			December 31, 2013
	Lease intangibles	Accumulated amortization	Lease intangibles net	Lease intangibles	Accumulated amortization	Lease intangibles net
In-place leases	$2,549,859	$(1,737,418)	$812,441	$2,015,459	$(1,493,808)	$521,651
Leasing costs	1,940,285	(1,149,492)	790,793	1,448,985	(999,444)	449,541
Tenant relationships	332,721	(332,721)	-	332,721	(332,721)	-
Below-market leases	(841,425)	86,499	(754,926)	(841,425)	65,463	(775,962)
Above-market leases	1,614,114	(1,156,745)	457,369	1,614,114	(1,018,516)	595,598
	$5,595,554	$(4,289,877)	$1,305,677	$4,569,854	$(3,779,026)	$790,828

As of September 30, 2014, the estimated aggregate net amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Estimated Aggregate Net Amortization Expense
Three months remaining in 2014	$212,224
2015	611,168
2016	250,315
2017	130,380
2018	81,797
Thereafter	19,793
$1,305,677

The weighted average amortization period for the intangible assets, in-place leases, leasing costs, tenant relationships and below-market leases acquired as of September 30, 2014 was approximately 16.0 years.

4. MORTGAGE NOTES PAYABLE

Mortgage notes payable as of September 30, 2014 and December 31, 2013 consisted of the following:

Property Securing Mortgage Note	Location	Monthly Payment	Interest Rate	Maturity Date	September 30, 2014	December 31, 2013
Havana/Parker Complex (1)	Aurora, Colorado	$24,330	6.51%	July 1, 2016	$3,098,780	$3,098,780
Garden Gateway Plaza	Colorado Springs, Colorado	42,383	5.00%	February 5, 2020	7,003,156	7,119,544
Waterman Plaza	San Bernardino, California	25,995	6.50%	September 1, 2015	3,391,155	3,457,973
Sparky's Palms Self-Storage	Thousand Palms, California	28,865	Variable rate ranging from 5.5% to 10.5%, currently 5.5%	March 1, 2034	4,127,864	4,215,349
Sparky's Hesperia East Self-Storage	Hesperia, California	5,171	Variable rate, currently 4.75%	December 18, 2022	835,950	890,774
Sparky's Rialto Self-Storage	Rialto, California	19,323	4.75%	May 15, 2023	2,130,979	2,166,791
Genesis Plaza	San Diego, California	28,219	4.65%	September 1, 2015	4,523,780	4,618,147
Executive Office Park	Colorado Springs, Colorado	26,962	5.79%	July 1, 2025	4,396,657	4,447,699
Dakota Center	Fargo, North Dakota	36,031	4.74%	May 31, 2016	11,033,087	5,417,950
Yucca Valley Retail Center	Yucca Valley, California	23,919	5.62%	April 11, 2015	3,011,523	3,095,974
Rangewood Medical Office Building	Colorado Springs, Colorado	9,858	4.95%	January 1, 2019	1,108,586	1,155,305
Regatta Square	Denver, Colorado	7,562	4.95%	January 1, 2019	1,222,266	1,244,615
Port of San Diego Complex	San Diego, California	61,573	4.75%	March 5, 2020	10,429,338	10,608,385
Morena Office Center	San Diego, California	13,896	4.50%	June 1, 2021	2,366,704	2,411,282
Pacific Oaks Plaza	Escondido, California	9,450	4.50%	June 1, 2021	1,609,338	1,639,658
Shoreline Medical Office Building	Half Moon Bay, California	26,043	5.10%	June 1, 2022	3,875,133	3,959,914
Sparky's Palm, Joshua and Sunrise Self-Storage	Highland, Hesperia and Thousand Palms, California, respectively	42,788	4.70%	December 6, 2022	8,018,686	8,116,028
The Presidio	Colorado Springs, Colorado	36,701	5.60%	January 6, 2015	5,393,008	5,492,375
Sparky's Lancaster Self-Storage	Lancaster, California	13,200	5.00%	June 1, 2020	1,919,652	1,965,504
Fontana Medical Plaza	Fontana, California	11,479	4.75%	August 28, 2019	1,954,607	1,990,880
Bismarck Office Building	Bismarck, North Dakota	42,735	6.12%	October 1, 2016	3,337,405	-
Union Terrace	Lakewood, Colorado	33,441	4.50%	August 5, 2024	6,600,000	-
Subtotal, NetREIT, Inc. properties					91,387,654	77,112,927

2 Model Homes (2)	CA	5,062	5.50%	February 10, 2014	329,840	1,222,266
3 Model Homes	TX	2,799	5.75%	December 15, 2015	278,314	778,823
7 Model Homes	TX, NC	6,016	5.75%	December 15, 2015	-	639,007
6 Model Homes	TX, NC	5,012	5.87%	April 15, 2017 to June 15, 2017	508,917	3,212,444
8 Model Homes	AZ, CA, NJ	13,758	5.48%	December 15, 2017	1,505,683	1,777,808
10 Model Homes	PA, TX	14,561	5.08%	December 15, 2017	1,411,063	1,343,658
7 Model Homes	TX	8,047	5.00%	January 15, 2018 to December 15, 2018	934,187	593,505
7 Model Homes	TX	9,204	5.50% to 5.84%	June 30, 2014 to January 15, 2018	671,238	2,871,286
8 Model Homes	AZ, CA, NJ, TX	13,181	5.07% to 5.13%	December 15, 2017 to July 15, 2018	1,375,537	-
2 Model Homes	PA , TX	2,048	5.50%	February 13, 2019	277,096	-
2 Model Homes	PA	2,445	5.13%	August 15, 2019	722,928	-
Subtotal, Model Home properties					8,014,803	12,438,797

					$99,402,457	$89,551,724

1.
In the quarter ended September 30, 2014, the Company determined that an additional impairment existed on its Havana Parker property and recorded an asset impairment of $950,000. At September 30, 2014, the book value of the property was $2.3 million and the property was encumbered with a CMBS loan with a balance of $3.1 million and a maturity date of July 1, 2016. The Company commenced paying the net cash flow from the property in order to get the loan assigned to the proper Servicing Agent qualified to negotiate a modification of the loan. The net cash flow is substantially less than the monthly payment due. The Company has made reduced mortgage payments for the previous eleven (11) mortgage payments. In May 2013, months before the decision to pay only the net cash flow generated by the Property, the Company engaged a third party consultant with experience in modification of CMBS loans to have the terms of the loan modified by the lender on the property. Negotiations with the lender are currently ongoing. However, on March 4, 2014, the Company received a notice of foreclosure from the lender stating that the covenants of the deed of trust have been violated for failure to pay principal and interest when due together with all other payments provided for in the evidence of debt secured by the deed of trust and other violations. The date of any foreclosure sale has been extended while negotiations are underway. We expect that the debt balance will be reduced, the interest rate will be reduced significantly and an option to extend the maturity date of the loan for an addition year. We also expect we will be required to bring the unpaid accrued interest payments current. We have evaluated the potential loss contingency in accordance with generally accepted accounting principles and concluded that it is not likely at this time that the Company will experience further losses. However, if the negotiations are not successful, the Lender may move forward with the court action and foreclose on the property. The loan on the Havana Parker property is non-recourse. Except as noted above, the Company is in compliance with all conditions and covenants of its mortgage notes payable. The Company has evaluated the potential loss contingency in accordance with generally accepted accounting principles and concluded that it is not likely at this time that the Company will experience further losses. However, if the negotiations are not successful, the Lender may move forward with the court action and foreclose on the property. The loan on the Havana Parker property is non-recourse. Except as noted above, the Company is in compliance with all conditions and covenants of its mortgage notes payable.

2.
The Company is working with the lender to extend the maturity date of this loan. The Company anticipates that the lender will extend the due date of these loans until such time as the model home securing the loan is sold.

From the time that the Company commenced paying only net cash flow, scheduled payments through September 30, 2014 totalled approximately $402,000 and the Company paid approximately $48,000. The Company has accrued all interest and late charges due under the loan through September 30, 2014.

Scheduled principal payments of mortgage notes payable as of September 30, 2014 are as follows:

Years Ending:	NetREIT, Inc. Principal Payments	Model Home Properties Principal Payments	Scheduled Principal Payments
Three months remaining in 2014	$581,439	$116,919	$698,358
2015	17,790,064	598,224	18,388,288
2016	7,641,113	1,092,316	8,733,429
2017	1,554,170	1,682,409	3,236,579
2018	5,670,276	2,395,120	8,065,396
Thereafter	58,150,592	2,129,815	60,280,407
Total	$91,387,654	$8,014,803	$99,402,457

5. SERIES B PREFERRED STOCK

In August 2014, the Company closed on a private placement transaction of up to $40 million. The investment will be made in a series of capital contributions to be used for investor approved property acquisitions. The initial investment of $15 million dollars was made at the close of the transaction and an additional investment of $25 million dollars will be made on or before the one year anniversary of the initial investment.  The Company issued 15,000 shares of its Series B Preferred Stock at the close of the transaction in exchange for the $15 million investment. The Series B preferred stock has a $0.01 par value and a $1,000 liquidation preference. The Series B preferred stock shall be redeemed through a cash payment of the face value of the shares outstanding at redemption. The preferred return on the funds invested is 14% (10% shall be paid on a monthly basis and the remaining 4% shall accrue and compound monthly payable at the redemption date). The preferred stock must be redeemed by the third anniversary closing date; however, the Company shall have the right to extend a redemption for up to two additional years. The Company has classified the Series B Preferred Stock as long-term debt because of the mandatory redemption feature.

The Company incurred approximately $2.7 million in legal and underwriting costs. These costs have been capitalized and will be amortized to interest and amortization of issuance costs - Series B preferred stock over the three year term of the agreement.

Certain specified management decisions must be approved in advance by the Series B Preferred Investor.  In addition, upon the occurrence of an Event of Default, as defined in the Investor Agreement, the Investor has certain rights including the resignation of any or all of the existing members of the Board of Directors and electing a majority of the Board of Directors.

6. RELATED PARTY TRANSACTIONS

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

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to an entity 100% owned by the Company's Chairman and Chief Executive Officer and another related party. Total rents charged and paid by these affiliates was approximately $12,000 and $43,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

7. STOCKHOLDERS' EQUITY

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

The value of the nonvested shares was calculated based on the offering price of the shares in the most recent private placement offering of $10 adjusted for stock dividends since granted and assumed selling costs. The value of granted nonvested restricted stock issued during the nine months ended September 30, 2014 totalled approximately $680,000 which is calculated using the most recent private placement offering of $10 adjusted for estimated selling costs. The value of granted nonvested restricted stock issued during the nine months ended September 30, 2013 totalled approximately $637,000. Compensation expense recorded was approximately $299,000 and $390,000 in the nine months ended September 30, 2014 and 2013, respectively. The 153,056 nonvested restricted shares as of September 30, 2014 will vest in equal installments over the next two to eight years.

A table of non-vested restricted shares granted and vested since December 31, 2013 is as follows:

Balance, December 31, 2013	80,495
Granted	81,605
Cancelled	(9,044)
Balance, September 30, 2014	153,056

Cash Dividends - Common Stock. During the nine months ended September 30, 2014 and 2013, the Company paid cash dividends, net of reinvested stock dividends, of $3,830,000, and $3,345,000, respectively, or at an annualized rate $0.543 per share on an annualized basis.  As the Company reported net losses in both of these periods, and on a cumulative basis, these cash dividends represent a return of capital to the stockholders rather than a distribution of earnings. The Company paid cash dividends on the Convertible Series 6.3% Preferred Stock of approximately $77,000 in the nine months ended September 30, 2014 and 2013. The dividends were paid to a subsidiary that is consolidated into the condensed consolidated financial statements of the Company and, as a result, have been eliminated in consolidation.

Convertible series 6.3% preferred stock. The convertible series 6.3% preferred stock was redeemed at its $1.6 million face value in August 2014.

Dividend Reinvestment Plan. The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of Company common stock. The Company has registered 1,500,000 shares of common stock pursuant to the dividend reinvestment plan. The dividend reinvestment plan became effective on January 23, 2012 just after the close of our private placement offering discussed above. The purchase price per share is 95% of the price the Company was formerly selling its shares for $9.50 per share. No sales commission or dealer manager fee will be paid on shares sold through the dividend reinvestment plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all Participants at least thirty (30) days prior to such record date. As of the date of the last evaluation, December 31, 2013, the second year under the plan, approximately $7.9 million, or approximately 836,000 shares of common stock were issued under the dividend reinvestment plan.

8. SEGMENTS

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

The following tables reconcile the Company's segment activity to its results of operations and financial position as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Industrial/Office Properties:
Rental income	$3,122,423	$2,638,194	$8,368,703	$7,848,551
Property and related expenses	1,277,080	963,919	3,418,279	2,764,489
Net operating income, as defined	1,845,343	1,674,275	4,950,424	5,084,062

Residential Properties:
Rental income	479,400	696,922	1,723,462	2,327,340
Property and related expenses	18,212	25,722	63,055	178,556
Net operating income, as defined	461,188	671,200	1,660,407	2,148,784

Retail Properties:
Rental income	649,649	614,979	1,921,338	2,255,351
Property and related expenses	228,010	234,942	657,814	622,246
Net operating income, as defined	421,639	380,037	1,263,524	1,633,105

Self-Storage Properties:
Rental income	833,648	839,272	2,543,326	2,383,990
Property and related expenses	461,503	466,697	1,255,798	1,276,518
Net operating income, as defined	372,145	372,575	1,287,528	1,107,472

Reconciliation to Net Loss Available to Common Shareholders:
Total net operating income, as defined, for reportable segments	$3,100,318	$3,098,087	$9,161,883	$9,973,423
Unallocated other income:
Interest and other income	15,418	16,609	75,577	108,304
Gain on sale of real estate	1,221,680	169,460	2,426,004	1,026,371
Gain on dissolution of partnership assets	-	-	302,831	-
General and administrative expenses	1,200,536	1,166,374	3,889,185	3,606,963
Interest expense - mortgage notes payable	1,344,698	1,247,604	3,985,783	3,800,959
Interest and amortization of issuance costs - Series B preferred stock	353,014	-	353,014	-
Depreciation and amortization	1,614,503	1,353,612	4,387,175	3,994,350
Asset impairments	950,000	1,500,000	950,000	1,500,000
Net loss before noncontrolling interests	(1,125,335)	(1,983,434)	(1,598,862)	(1,794,174)
Income attributable to noncontrolling interests	726,222	327,550	1,709,127	875,264
Net loss	$(1,851,557)	$(2,310,984)	$(3,307,989)	$(2,669,438)

	September 30, 2014	December 31, 2013
Assets:
Industrial/Office Properties:
Land, buildings and improvements, net (1)	$96,745,749	$84,458,209
Total assets (2)	102,289,988	89,813,764

Residential Properties:
Land, buildings and improvements, net (1)	14,480,114	23,093,296
Total assets (2)	21,400,286	25,434,100

Retail Properties:
Land, buildings and improvements, net (1)	21,785,362	21,931,330
Total assets (2)	23,046,831	23,354,122

Self-Storage Properties:
Land, buildings and improvements, net (1)	29,267,682	29,972,327
Total assets (2)	30,040,789	31,028,008

Reconciliation to Total Assets:
Total assets for reportable segments	176,777,894	169,629,994
Other unallocated assets:
Cash and cash equivalents	11,893,187	10,207,001
Other assets, net	9,673,214	1,408,387
Total Assets	$198,344,295	$181,245,382
____________
(1)            Includes lease intangibles and the land purchase option related to property acquisitions.
(2)            Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	Nine Months Ended September 30,
	2014	2013
Capital Expenditures:(1)
Industrial/Office Properties:
Acquisition of operating property	$14,763,625	$-
Capital expenditures and tenant improvements	1,506,010	2,219,666

Residential Property:
Acquisition of operating properties	2,745,900	1,671,059

Retail Properties:
Capital expenditures and tenant improvements	402,799	45,000

Self-Storage Properties:
Acquisition of operating properties	-	3,650,000
Capital expenditures and tenant improvements	69,560	22,141

Acquisition of operating properties	17,509,525	5,321,059
Capital expenditures and tenant improvements	1,978,375	2,286,807
Total real estate investments	$19,487,900	$7,607,866
____________
(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

9. SUBSEQUENT EVENTS

The Company has entered into purchase and sale agreements for two properties in Colorado Springs, Colorado. The first property is a retail center of approximately 44,000 square feet with a purchase price of $11.3 million. The other property is an office building that is approximately 110,000 square feet with a purchase price of $15.5 million. The Company expects to complete these two acquisitions before December 31, 2014.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND RECENT DEVELOPMENTS

Growth in Assets. Our portfolio of real estate consists of commercial office, industrial, self-storage and retail located primarily in the western United States.  In addition we manage and own a portion of a portfolio of model homes that are leased back to the residential home developers on a NNN basis.   During the last five years our investment portfolio has increased by 217% to approximately $189 million at September 30, 2014 from $85 million at September 30, 2009. The primary source of funds for the growth in the portfolio during these five years was attributable to the issuance and dividend reinvestments of equity securities of approximately $71 million, pursuant to private offerings and from proceeds from mortgage notes payable.

Our growth of the investment portfolio during the year 2013 and the nine months ended September 30, 2014 was slow as our acquisitions were offset by model home sales.  During that eighteen month period we acquired one self-storage facility, two office building and 23 model homes but sold 65 model homes as the leases expired.  The growth was slow during 2013 in the commercial area as we were participating in lengthy negotiations to acquire a package of approximately 12 office buildings that would have required all of our cash balances plus some additional cash through either debt or equity. Through the extended due diligence period, the Company did not entertain any other acquisitions.   In November 2013, we entered into escrow for an office building in Bismarck, North Dakota and completed the purchase in May 2014.   Our growth in model home acquisitions was hampered by our turning away business from one large developer in early 2013 as the acquisition would have resulted in a large concentration with that developer exposing the Company to risks that it did not feel safe to do. In addition, also since early 2013, another one of our large developers started the process of spinning off its homebuilder subsidiaries. Once spun-off these homebuilding companies were going to merge into one large homebuilder. This activity resulted in this developer ceasing to do sale-leaseback financings until the merger is consummated that is expected in late-year 2014.  If this new homebuilder decides to get back into financing arrangements similar to our sale-leaseback product the result should be large increase in our portfolio of Model Homes.

During 2014, we acquired one office building in Bismarck, ND for approximately $5.4 million and one office building in Lakewood, CO for $9.4 million. We currently have two office buildings in escrow for $26.3 million that will close before the year end. We intend to substantially increase our real estate asset portfolio in 2015.

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

Operating Portfolio

The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, retail, self-storage and NNN leased residential properties primarily located in the western United States. As of September 30, 2014, including properties held for sale, the Company owned or had an equity interest in twelve office buildings and one industrial building ("Office Properties") which total approximately 963,000 rentable square feet, four retail shopping centers ("Retail Properties") which total approximately 186,000 rentable square feet, seven self-storage facilities ("Self-Storage Properties") which total approximately 666,000 rentable square feet, and 55 Model Homes owned by four limited partnerships  ("Residential Properties").

NetREIT's office/industrial, retail and self-storage properties are located primarily in Southern California and Colorado, with two office buildings located in North Dakota. Our Model Home properties are located in eight states. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two to three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year, or has been operating for three years. Our geographical clustering of assets, especially in the self-storage segment, enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas.

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

Economic Environment

The United States continues to be on the path of a slow recovery from the recession that began in 2008. The current economic environment has benefited from the recovery in the housing industry that has shown decreases in residential housing foreclosures and shadow inventory and a decreasing supply of homes available for purchase resulting in an increase in single-family home prices, housing starts and building permits. In addition, unemployment rates have decreased over the last several years. On the commercial side, vacancy rates have declined and average rental rates have increased with free rent diminishing in many markets. U.S. corporations have been reporting increased earnings and stock market investments and activity have rebounded. We believe that the pace of the overall recovery will likely continue to be slow and disjointed as some sections of the country have not seen job growth. Full recovery will need increasing job growth, but even then it will not be consistent across industries, geographies or periods of the year causing an uneven tempo of growth.

Increases in the size of the U.S. debt, the slow economic recovery, and uncertainty surrounding the action of the Federal Reserve and/or the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations are inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. Although the United States Federal Reserve Bank has started to discontinued buying back bonds as part of its quantitative easing their stated intent is to keep interest rates low into 2015, however any change in policy concerns could cause interest rates and borrowing costs to rise, which may have a negative effect on our ability to access both the debt and equity markets on favorable terms. Adverse economic conditions could have a material adverse effect on our tenants, or our business, financial condition and results of operations.

Our ability to make new investments is highly dependent upon our ability to procure external financing and commercial mortgages. Our principal source of external financing includes the issuance of equity securities and mortgages secured by properties. During the quarter ended September we were able to secure a commitment for sale of $40 million of preferred stock that is available to acquire new properties. The market for commercial mortgages has improved. We have continued to obtain mortgages from the CMBS market, life insurance companies and regional banks.

Management Evaluation of Results of Operations

Management's evaluation of operating results includes an assessment of our ability to generate cash flow necessary to pay operating expenses, general and administrative expenses, debt service and to fund distributions to our stockholders. As a result, Management's assessment of operating results gives less emphasis to the effects of unrealized gains and losses and other non-cash charges, such as depreciation and amortization and impairment charges, which may cause fluctuations in net income for comparable periods but have no impact on cash flows. Management's evaluation of our potential for generating cash flow includes assessments of our recently acquired properties, our non-stabilized properties, long-term sustainability of our real estate portfolio, our future operating cash flow from anticipated acquisitions, and the net proceeds from the sales of our real estate assets.

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

RECENT EVENTS HAVING SIGNIFICANT EFFECT ON RESULTS OF OPERATIONS

Equity Raise

In August 2014 the Company closed on a private placement transaction of up to $40 million dollars. The investment will be made in a series of capital contributions to be used for investor approved property acquisitions. The initial investment of $15 million dollars was made at the close of the transaction and an additional investment of $25 million dollars will be made on or before the one year anniversary of the initial investment.  The Company issued 15,000 shares of its Series B Preferred Stock at the close of the transaction.  The preferred return on the funds invested is 14% (10% shall be paid on a monthly basis and the remaining 4% shall accrue and compound monthly). The preferred stock must be redeemed by the third anniversary closing date; however, the Company shall have the right to extend a redemption for up to two additional years.

Certain specified management decisions must be approved in advance by the Series B Preferred Investor.  In addition, upon the occurrence of an Event of Default, as defined in the Investor Agreement, the Investor has certain rights including electing a majority of the Board of Directors.

Property Acquisitions

Effective January 31, 2013, the Company entered into an Agreement and Plan of Merger to consummate the merger acquisition of CHG Properties, Inc. ("CHG"), a California corporation. CHG was the property manager for all of NetREIT's properties. The Company had the option to purchase CHG pursuant to a February 15, 2005, option agreement.   The Company delivered the option exercise notice provided for in the option agreement to C I Holding Group, Inc. ("CIH"), the parent company of CHG, in November 2012. The President of CIH is Jack K. Heilbron and the Secretary of CIH is Mary Limoges. Mr. Heilbron is President and CEO of the Company and Ms. Limoges is Mr. Heilbron's spouse. The Company determined the fair market value of CHG to be $1.9 million and the transaction was reviewed and unanimously approved by the independent Directors of the Board.

Pursuant to the terms and conditions of the Agreement and Plan of Merger, the Company formed NTR Property Management, Inc. ("NTR"), a California corporation (note 6). NTR functions as the sole in-house property manager for the Company after the merger, reducing the Company's property management expense by the marked-up charges previously paid to CHG.

Below is a chronological listing of the acquisitions and dispositions of properties in for the first nine months of 2014 and the year ended December 31, 2013. Operating results are included in the consolidated financial statements from the date of acquisition.

The Company acquired the following properties in the nine months ended September 30, 2014:

In February 2014, NetREIT Dubose, Dubose Model Home Investors #201 LP and Dubose Model Home Investors #202 LP acquired six Model Home properties in Pennsylvania and leased them back to the home builder. The purchase price for the properties was $1.8 million. The purchase price paid was through a cash payment of $0.7 million and a promissory note of $1.1 million dollars.

In April 2014, the Company acquired an office building located in Bismarck, ND for the purchase price of $5.4 million dollars. The purchase price was paid through a cash payment of $2.2 million and through the assumption of the existing loan on the property of $3.2 million. The property was built in 1976 and is comprised of 93,058 square feet. The property was 85% occupied at acquisition.

In August 2014, the Company acquired an office building located in Lakewood, Colorado for the purchase price of $9.4 million. The purchase price was paid through a cash payment of $2.8 million and a promissory note totaling $6.6 million. The property was built in 1982 (renovated in 2006) and is comprised of approximately 84,000 square feet. The property was 82% occupied at acquisition.

In August 2014, Dubose, Dubose Model Home Investors #201 LP and Dubose Model Home Investors #202 LP acquired three Model Home properties in Arizona and leased them back to the home builder. The purchase price for the properties was $1.0 million. The purchase price paid was through a cash payment of $0.4 million and a promissory note $0.6 million.

The Company disposed of the following properties in the nine months ended September 30, 2014:

During the nine months ended September 30, 2014, NetREIT Dubose and the other Model Home entities disposed of thirty four Model Home properties. The sales price, net of selling costs, aggregated approximately $13.5 million and approximately $5.6 million in mortgage notes payable were retired in connection with these sales. The Company recognized a gain of approximately $2.4 million related to the sale of these Model Homes.

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

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013.

Revenues

Total revenue was $5,085,119 for the three months ended September 30, 2014, compared to $4,789,367 for the same period in 2013, an increase of $295,752, or 6.2%. The increase in rental income as reported in 2014 compared to 2013 is primarily attributable rental revenues from Bismarck and Union Terrace totaling $518,000 recorded during the current quarter that were acquired in 2014, offset by a decrease in rental revenue from model homes of $200,000 due to dispositions during 2014 and 2013.

Rental Operating Expenses

Rental operating expenses were $1,984,801 for the three month period ended September 30, 2014 compared to $1,691,280 for the same period in 2013, an increase of $293,521, or 17.4%. The increase in operating expense is primarily attributable to the operating expense of Bismarck and Union Terrace totaling approximately $229,000. Additionally, there was a $67,000 increase in repairs and maintenance and $47,000 increases in on site management fees and administrative fees.

Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Interest Expense

Interest expense, including amortization of deferred finance charges, increased by $97,094, to $1,344,698, or 19.9% during the three month period ended September 30, 2014 compared to $1,247,604 for the same period in 2013.  Increases include $57,000 in interest from the Bismarck acquisition and a $57,000 increase in interest from refinancing the Fargo Bank Building and obtaining an additional $5.7 million of debt  on the property. We also accrued $15,000 in late fees related to the Havana Parker loan. These increases are offset by lower interest incurred on loans the Company refinanced at lower rates during 2014 and 2013.

The weighted average interest rate as of September 30, 2014 was 5.10% compared to 5.26% as of September 30, 2013.

The following is a summary of our interest expense on loans by property for the three months ended September 30, 2014 and 2013:

Property	Date Acquired or Financed	2014	2013

Havana/Parker Complex	June 2006	$65,310	$51,793
Waterman	August 2008	55,352	56,773
Sparky's Thousand Palms Self-Storage	August 2009	57,031	58,611
Sparky's Hesperia East Self-Storage	December 2009	10,603	11,921
Dubose Acquisition Partners II, LP	March 2010	10,446	23,851
Sparky's Rialto Self-Storage	May 2010	25,968	26,536
Genesis Plaza	August 2010	52,836	54,279
NetREIT Dubose Model Home REIT, Inc.	October 2010	83,578	102,877
Dakota Center	May 2011	134,251	80,319
Executive Office Park	June 2011	64,330	65,297
Yucca Valley Retail Center	September 2011	43,519	45,112
Rangewood Medical Office Building	December 2011	13,963	14,727
Regatta Square	December 2011	15,312	15,677
Dubose Model Home Investor Fund #113, LP	December 2011	2,355	3,010
Dubose Model Home Investors #201, LP	December 2011	30,644	47,753
Morena Office Center	May 2012	26,958	27,620
Pacific Oaks Plaza	May 2012	18,331	18,781
Shoreline Medical Building	June 2012	50,059	51,483
The Presidio	November 2012	77,360	79,210
Sparky's Joshua, Palm and Sunrise Self-Storage	December 2012	96,587	97,812
Garden Gateway Plaza	February 2013	87,867	89,779
Port of San Diego Complex	March 2013	124,327	127,123
Sparky's Lancaster self-storage	May 2013	24,125	24,878
Fontana Medical Center	August 2013	22,572	596
Dubose Model Home Investors #202, LP	December 2013	6,039	-
Bismarck Center	April 2014	52,367	-
Amortization of deferred financing costs		92,608	71,786
		$1,344,698	$1,247,604

General and Administrative Expenses

General and administrative expenses increased by $34,162  to $1,200,536  for the three months ended September 30, 2014, compared to $1,166,374  for the same period in 2013. As a percentage of rental and fee income, general and administrative expenses were 23.6% and 24.4% for the three months ended September 30, 2014 and 2013, respectively. In comparing our general and administrative expenses with other REITs, it should be taken into consideration that we are a self-administered REIT, which means such expenses are greater for us than an advisory administered REIT. We expect general and administrative expenses as a percentage of revenues to continue to decline in the future as our revenues continue to increase at a faster rate than our expense.

Gain/Loss on Sale of Real Estate Assets

In the three month period ended September 30, 2014, the Company had a net gain on the sale of 15 model home properties of $1,221,680 compared to a net gain on the sale of 7 model home properties of $169,460  for the same three months of 2013.

Asset impairments

The Company is currently in negation for the modification of the loan secured by the Havana Parker property. Through this process it was determined that the carrying cost of the property exceeded the value of the property and the Company recorded an impairment charge of $950,000. In 2013, when the Company initially began the loan modification process, the Company recorded an estimated $1.5 million impairment charge on this property.

Net Loss

Net loss for the three months ended September 30, 2014, was $1,851,557, or $0.11 loss per share, compared to a net loss for the three months ended September 30, 2013 of $2,310,984, or $0.14 loss per share. The decrease in net loss of $459,427 for the three months ended September 30, 2014 was primarily attributable to an increase in revenue of approximately $295,000, an increase in gains on sales of real estate of approximately $1,050,000, a decrease in impairment charges of approximately $550,000, offset by an increase in total costs of approximately $588,000, preferred stock costs of approximately $201,000, interest expense of approximately $248,000 and an increase in income attributable to noncontrolling interests of approximately $489,00.

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013.

Revenues

Total revenue was $14,556,829 for the nine months ended September 30, 2014, compared to $14,815,232  for the same period in 2013, a decrease of $258,403 , or 1.7%. The change in revenues as reported in 2014 compared to 2013 is primarily attributable to:

•	The addition of two office properties acquired in 2014 which generated an additional $612,000 of office rent income in the nine months ended September 30, 2014 compared to the same period in 2013; an increase in other income of $78,000 from parking and protection plan income, an increase in self-storage rental and other income of $130,000 and:

•	A decrease in revenue from a one-time charge to a tenant for an early lease termination in 2013 of $345,000; and

•	A decrease in model home rent of $490,000 due to a net decrease of 22 number of model homes owned.

Overall rental and fee revenues are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2014 and 2013 for an entire year and future acquisitions of real estate assets.

Rental Operating Expenses

Rental operating expenses were $5,394,946  for the nine months ended September 30, 2014 compared to $4,841,809  for the same period in 2013, an increase of $553,137, or 11.4%. The increase in operating expense year over year is primarily attributable to the acquisitions of the Bismarck and Union Terrace properties. The net increase in operating expenses when factoring in the Casa Grande Apartments (sold in May 2013) was $208,000 for the nine months ending September 30, 2014. Excluding costs related to acquisition and disposition, rental operating expenses increased approximately 7% which is consistent with the increases in salaries and benefits expenses included in rental operating costs due to annual increases in compensation levels and an increased head count.  Rental operating costs as a percentage of rental and fee income was 37.1% and 32.7% for the nine months ended September 30, 2014 and 2013, respectively. The increase in operating costs as a percentage of revenue is primarily due to a decrease in model home revenues that have substantially lower operating costs than our other properties. Other items impacting the ratio include the one-time charge for the lease termination which decreased the ratio in 2013 and an increase in operating costs during 2014 as discussed above.

Rental operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for entire periods and anticipated future acquisitions of real estate assets.

Interest Expense

Interest expense, including amortization of deferred finance charges, increased by $184,824 to $3,985,783 during the nine months ended September 30, 2014 compared $3,800,959 for the same period in 2013. Increases include $95,000 in interest from the Bismarck acquisition and a $74,000 increase in interest from refinancing the Fargo Bank Building and obtaining an additional $5.7 million in financing on the property. We also accrued $45,000 in late fees related to the Havana Parker loan. These increases are offset by lower interest incurred on loans the Company refinanced during 2014 and 2013.

The weighted average interest rate as of September 30, 2014 was 5.10% compared to 5.64% as of September 30, 2013.

The following is a summary of our interest expense on loans by property for the nine months ended September 30, 2014 and 2013:

Property	Date Acquired or Financed	2014	2013

Havana/Parker Complex	June 2006	$195,402	$154,731
Waterman Plaza	August 2008	167,142	171,336
Sparky's Thousand Palms Self-Storage	August 2009	172,302	176,970
Sparky's Hesperia East Self-Storage	December 2009	31,641	46,103
Dubose Acquisition Partners II, LP	March 2010	42,148	69,729
Sparky's Rialto Self-Storage	May 2010	77,479	97,999
Genesis Plaza	August 2010	159,605	163,884
NetREIT Dubose Model Home REIT, Inc.	October 2010	288,435	350,375
Dakota Center	May 2011	313,562	239,572
Casa Grande Apartments	June 2011	-	24,411
Executive Office Park	June 2011	191,616	194,443
Yucca Valley Retail Center	September 2011	130,821	135,498
Rangewood Medical Office Building	December 2011	42,003	44,243
Regatta Square	December 2011	45,709	46,777
Dubose Model Home Investor Fund #113, LP	December 2011	7,720	8,927
Dubose Model Home Investors #201, LP	December 2011	110,488	147,038
Morena Office Center	May 2012	80,486	82,429
Pacific Oaks Plaza	May 2012	54,730	56,052
Shoreline Medical Building	June 2012	149,606	153,781
The Presidio	November 2012	230,940	236,352
Sparky's Joshua, Palm and Sunrise Self-Storage	December 2012	287,747	290,837
Garden Gateway Plaza	February 2013	265,057	293,305
Port of San Diego Complex	March 2013	375,108	358,626
Sparky's Lancaster Self-Storage	May 2013	72,948	33,211
Fontana Medical Center	August 2013	67,040	409
Dubose Model Home Investors #202, LP	December 2013	15,619	-
Bismarck Center	April 2014	87,771	-
Amortization of deferred financing costs		322,658	223,921
		$3,985,783	$3,800,959

General and Administrative Expenses

General and administrative expenses increased by $282,222 or 7.8% to $3,889,185 for the nine months ended September 30, 2014, compared to $3,606,963 for the same period in 2013. As a percentage of rental and fee income, general and administrative expenses were 26.7% and 24.3% for the nine months ended September 30, 2014 and 2013, respectively. The increase is primarily due to an increase in estimated income tax expense for NetREIT Dubose Model Home REIT, Inc., our taxable REIT subsidiary.  In comparing our general and administrative expenses with other REITs, it should be taken into consideration that we are a self-administered REIT, which means such expenses are greater for us than an advisory administered REIT. We expect general and administrative expenses as a percentage of revenues to continue to decline in the future as our revenues continue to increase at a faster rate than our expense.

Gain/Loss on Sale of Real Estate Assets

In the nine month period ended September 30, 2014, the Company had a net gain on the sale of 34 model home properties of $2,426,004 compared to a net gain on the sale of 23 model home properties and Casa Grande Apartments of $1,026,371 for the same nine months of 2013.

Gain on Dissolution of Partnership Interests

During the year ended December, 31, 2013, certain of the subsidiaries of the Company sold its last remaining Model Homes and are in the process of liquidation. The Company received $239,138 and $63,693, respectively, in excess of its original investment and has recognized the cash distributions as gains on dissolution of partnerships during the nine months ended September 30, 2014.

Asset impairments

The Company is currently in negation for the modification of the loan secured by the Havana Parker property. Through this process it was determined that the carrying cost of the property exceeded the value of the property and the Company recorded an impairment charge of $950,000. In 2013, when the Company initially began the loan modification process, the Company recorded an estimated $1.5 million impairment charge on this property.

Net Loss

Net loss for the nine months ended September 30, 2014 was $3,307,989, or $0.20 loss per share, compared to a net loss for the nine months ended September 30, 2013 of $2,669,438, or $0.16 loss per share. The increase in net loss of approximately $638,551 in the nine month period ended September 30, 2014 was primarily attributable to an decrease in revenue of approximately $258,000, an increase in total costs of approximately $1,200,000, an increase in preferred stock dividends of approximately $201,000, an increase in interest expense of approximately $336,000 and an increase in income attributable to noncontrolling interests of approximately $834,000, offset by an increase on gains from the sales of real estate of approximately $1,400,000, and a decrease in impairment charges of approximately $550,000.

LIQUIDITY AND CAPITAL RESOURCES

As discussed above under Economic Environment, during 2014, there have been signs of economic improvement and stabilization in the equity markets but there are concerns due to the uncertainty surrounding Federal Reserve future actions. There could be some market turbulence in the commercial real estate financing arena due to the uncertainties previously discussed and due to mortgage financings originated over the seven years that are coming due in the future.

We believe that as a result of the economic and business trends, new mortgage financing will continue to remain less favorable in terms of loan amount to value versus pre-recession days and interest rates could increase which may negatively impact our ability to finance future acquisitions. Interest rates remain relatively low by historical standards but we anticipate that interest rates will increase when the US Government stops suppressing the rates with stimulus programs.  On the other hand, we believe the negative trends in the mortgage markets for smaller properties and in some geographic and in suburban locations may reduce property prices and may, in certain cases, reduce competition for those properties.

Overview

We actively seek investments that are currently cash flowing that will increase in order to fund distributions, as well, as realize long-term gains for our stockholders.  Our future sources of liquidity include cash and cash equivalents, cash flows from operations, new mortgages on our unencumbered properties, refinancing of existing mortgages and the possible sale of additional equity/debt securities.  Our available liquidity at September 30, 2014 was approximately $47 million, including approximately $11.9 million in cash and cash equivalents and an additional $25 million available from sale of preferred stock, estimated borrowing capacity of approximately $12 million from potential mortgages on unencumbered properties and refinancing of properties with low debt to value. We do not have any arrangements with any financial institution to borrow any amount and therefore we cannot be certain a financial institution would loan that amount on the unencumbered and refinancing properties or the timing of such borrowings.    However, during the second quarter of 2014 we consummated a refinance of one of our properties that had an interest rate of 5.75% on approximately $5.3 million of debt into a 10 year fixed rate loan of approximately $11.1 million at a rate of approximately 4.378%.  We are currently working with an institution to refinance another property that has an interest rate of 5.59% on approximately $5.4 million of debt into a new mortgage of $6.6 million with an interest of 4.5%.  We expect this refinance to close in the next quarter.

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

Our short term liquidity needs include proceeds necessary to pay the debt service on existing mortgages, fund our current operating costs and fund our distribution to stockholders.  During the nine months ended September 30, 2014 our net cash flow from operating activities on a GAAP basis was approximately $4.0 million compared to approximately $3.1 million during the same period in 2013.   During the period in 2014 we received distributions in excess of our investment in two real estate partnerships of approximately $302,000 and cash proceeds from the sale of properties less debt payoff of approximately $1.4 million that are not included in the net cash for operating activities.  In addition we had a balance of approximately $10.0 million in cash at the beginning of the period. Our cash portion of distributions paid to our shareholders during the nine months of 2014 was approximately $3.8 million.  We believe that our cash flow from our existing portfolio, distributions from joint ventures in model home partnerships and anticipated acquisitions when operational for the full term will be sufficient to fund the debt service costs on our existing mortgages, fund our operating costs in the near term and fund the cash portion of distributions to stockholders at the current rate.    However, if our cash flow from operating activities is not sufficient to fund our short term liquidity needs, including the payment of cash dividends at current rates to our stockholders, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness or we will reduce the rate of distribution to the stockholders.

Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments. We believe that the $40.0 million available from the sale of preferred stock as discussed below along with the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs for the next twelve months.  We are continually reviewing our existing portfolio for properties that have met maximized short and long term potential with the intent of selling those properties and reinvesting the proceeds in properties that have equivalent or better short term benefits and better long term potential. We expect to obtain additional cash in connection with refinancing of maturing mortgages and assumption of existing debt collateralized by some or all of our real property in the future to meet our long-term liquidity needs.  If we are unable to arrange a line of credit, borrow on unencumbered properties, or sell securities to the public we may not be able to acquire additional properties to meet our long-term objectives.

Equity Capital

In August 2014, the Company closed on a private placement transaction of up to $40 million dollars. The proceeds of this equity will be used to increase the size of our portfolio by approximately $115 million.  An initial investment of $15 million dollars was made at the close of the transaction and an additional investment of $25 million dollars will be made on or before the one year anniversary of the initial investment.  The Company issued 15,000 shares of its Series B Preferred Stock at the close of the transaction.  The preferred return on the funds invested is 14% (10% shall be paid on a monthly basis and the remaining 4% shall accrue and compound monthly). The preferred stock must be redeemed by the third anniversary closing date; however, the Company shall have the right to extend a redemption for up to two additional years.

In addition, we will continue to seek acquisitions or properties for equity in a DownREIT structure.

Debt Capital

At the current time we do not have any unsecured debt or a revolving line of credit but we have been exploring the possibilities of obtaining such a line of credit.  We cannot guarantee that we will be able to consummate a line of credit in the near future.

Cash and Cash Equivalents

At September 30, 2014, we had approximately $11.9 million in cash and cash equivalents compared to approximately $10.2 million at December 31, 2013. Approximately $1 million of the cash balance is intended for capital expenditures on existing properties through the remainder of 2014. We intend to use the remainder of this cash for additional acquisitions, general corporate purposes and distributions to our stockholders.

Our cash and cash equivalents are held in bank accounts at third party institutions and consist of invested cash and cash in our operating accounts.  During the first nine months of 2014 and 2013, we did not experience any loss or lack of access to our cash or cash equivalents.

Secured Debt

As of September 30, 2014, NetREIT had mortgage notes payable in the aggregate principal amount of $99.4 million, collateralized by a total of 22 non-Model Home properties with terms at issuance ranging from 3 to 30 years.  The weighted-average interest rate on the mortgage notes payable as of September 30, 2014 was approximately 5.1%.  Our debt to book value on these properties is approximately 54%.  We do not have any significant mortgage debt balloon principal payments on our mortgage loans payable during 2014.

As of September 30, 2014, NetREIT Dubose, and related entities, had 55 fixed-rate mortgage notes payable in the aggregate principal amount of $8.0 million, collateralized by a total of 55 Model Home properties, an average of approximately $299,000 per home. These loans generally have a term at issuance of three to five years.  The weighted-average interest rate on these mortgage notes payable as of September 30, 2014 was 5.25%.  Our debt to net book value on these properties is approximately 49%. The Company has guaranteed these promissory notes.  The balloon principal payments on the notes payable are in 2016 and 2019 and are typically tied to the end of the lease and sale of the Model Home securing the debt.

Despite the disruptions in the debt market discussed in "Overview" above, we have been able to refinance maturing debts before scheduled maturity dates and we have not experienced any unusual difficulties financing our acquisitions.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2014 was approximately $4.0 million compared to net cash provided by operating activities of approximately $3.1 million for the same period in 2013.  Approximately $2 million of the net cash provided in 2014 was due to the increase in accounts payable at September 30, 2014 from the accrual of the special dividend of that amount. The special dividend was paid in the fourth quarter of 2014. Excluding the dividend, the accounts payable variance would have been negative. There was approximately $800,000 of liabilities accrued and unpaid as of December 31, 2013 for year-end bonuses, taxes and tenant improvements that were paid during the first quarter of 2014.  Similar expenses, primarily annual bonuses, in 2012 that would otherwise have been accrued at that year end were actually paid in 2012 resulting in no accrued liability related to the bonus as of December 31, 2012. In addition, net cash provided in the nine months ended September 30, 2013 included approximately $345,000 of rental income received for a cancelation fee where there was no such fee received in 2014.  Rental revenues from model homes in 2014 were down approximately $490,000 and rental operating costs were up approximately $550,000 primarily due to increased maintenance and repairs, utilities, bad debts, legal collection costs, property taxes and inclusion of operating costs of Bismarck for five months and Union Terrace for two months in 2014.  Property taxes were higher in 2014 due to refund credits received in 2013 from successful property tax appeals.

We anticipate that with the recent acquisitions and the future anticipated acquisitions, the cash provided by operating activities will cover the cash portion of our distribution to stockholders in the future.

Investing Activities

Net cash used in investing activities was approximately $15.5 million for the nine months ended September 30, 2014, compared to net cash used of $0.1 million during the same period in 2013. The increase in net cash used in the current year was primarily due to the acquisitions of the Bismarck, Union Terrace properties and the acquisition of 9 model homes for aggregate of approximately $17.5 million in 2014 compared to the acquisition of Lancaster and 5 model homes for $5.3 million in the same period in 2013.  In addition the restricted cash increased by approximately $8.7 million due to the proceeds from the preferred stock sale that will be disbursed in connection with property acquisitions.   These uses of funds were offset by an increase in proceeds received on sales of real estate of approximately $13.4 million primarily due to the sale of 34 model homes in 2014 compared to 23 in 2013.

We anticipate that the acquisitions of two more  non-Model Home properties and a small number of Model Homes will increase during the remainder of 2014 and thereafter. Future acquisitions by the Company will depend on proceeds from sale of existing properties and funds available from the sale of preferred shares.  Future acquisitions by the Model Home entities will depend on the availability of model homes from developers at acceptable prices and on cash on hand, approximately $5 million at September 30, 2014, and, proceeds from the sale of Model Homes as the leases expire.

With the completion of the renovation and lease up at the Dakota Center, we expect our expenditures in these areas will decline significantly. We currently project that during the remainder of 2014, we could spend $700,000 to $1,000,000 in capital improvements, tenant improvements, and leasing costs for properties within our portfolio. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on gross capital expenditures during in the future compared to 2014 due to rising construction costs and the anticipated increase in property acquisitions. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities

Net cash provided by financing activities in the first nine months of 2014 was approximately $13.2 million compared to cash used of $5.1 million the same period in 2013, an increase in net cash provided of $18.3 million. The variance was due to the payoff of mortgages from sales during 2014 of approximately $13.4 million lower than the same period in 2013 due to lower number of sales of model homes in 2014.. In addition, cash provided from the sale of preferred shares was $12.3 million, net of financing costs.  Offsetting those items was the redemption of the $1.6 million of previously outstanding preferred shares and the change in contributions received over distributions from noncontrolling interest of $4.7 million. This resulted from our model home entities raising approximately $3 million in capital during 2013 compared to $1.5 million in 2014 and the payment of special, due to large number of sales versus number of acquisitions, distributions of approximately $3.3 million to noncontrolling investors.

We anticipate placing mortgages on one unencumbered property and increasing mortgages balances in connection with refinancing debt maturing in 2015 on several properties in the next two years that will provide cash for financing activities. These properties have an estimated market value of approximately $ 40.9 million giving us approximately $12.3 million in net borrowing capacity. In addition $25 million will be provided from the placement of the remainder of the sale of Series B preferred shares. The Company expects to substantially increase its portfolio of real estate assets in 2015.

Off-Balance Sheet Arrangements

As of September 30, 2014, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

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

The following table presents our FFO for the three and nine months ended September 30, 2014 and 2013. FFO should not be considered an alternative to net income (loss), as an indication of our performance, nor is FFO indicative of funds available to fund our cash needs or our ability to make distributions to our shareholders. In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of debt, each of which may impact the amount of cash available for distribution to our shareholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(1,851,556)	$(2,310,984)	$(3,307,988)	$(2,669,438)
Adjustments:
Income attributable to noncontrolling interests	726,222	236,653	1,709,127	875,264
Depreciation and amortization	2,127,575	1,044,033	4,978,376	4,131,267
Asset impairments	950,000	1,500,000	950,000	1,500,000
Gain on dissolution of partnership interests	-	-	(302,831)	-
Gain on sale of real estate	(1,221,680)	(169,460)	(2,426,004)	(1,026,371)
Funds from Operations	$730,561	$300,242	$1,600,680	$2,810,722

FFO decreased in the nine month period ended September 30, 2014 by approximately $1,210,000 to approximately $1,600,000 compared to approximately $2,811,000 for the same period in 2013. The decrease in FFO is due to the increase in the Company's non-recurring sources of income for gains on sale of real estate and gains on dissolution of partnership interests and approximately $352,000 of cost of Preferred Shares issued in 2014.

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

Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note; however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

The following table presents our MFFO for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Funds from operations	$730,561	$300,242	$1,600,680	$2,810,722
Adjustments:
Straight line rent adjustment	(345,882)	(61,075)	(232,452)	(216,451)
Above and below market rents	39,064	120,640	117,193	129,447
Acquisition costs	19,054	65,788	72,293	121,907
Modified Funds from Operations	$442,797	$425,595	$1,557,714	$2,845,625

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not Required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description

31.1
Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter September 30, 2014.

31.2
Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

31.3
Certification of the Company's Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

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

Date: November 14, 2014	NetREIT, Inc.

	By:	/s/ Jack K. Heilbron
Name: Jack K. Heilbron
Title: Chief Executive Officer
	By:	/s/ Kenneth W. Elsberry
Name: Kenneth W. Elsberry
Title: Chief Financial Officer
	By:	/s/ J. Bradford Hanson
Name: J. Bradford Hanson
Title: Principal Financial and Accounting Officer