Form 10-K
period 2014-12-31
NETREIT, INC.
filed 2015-03-31
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

(mark one)

☑         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes ☑  No

At March 15, 2015, registrant had issued and outstanding 16,877,377 shares of its common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for NetREIT’s Annual Meeting currently scheduled to be held on June 12, 2015 to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

NETREIT, INC.

FORM 10-K – ANNUAL REPORT

For the year ended December 31, 2014

TABLE OF CONTENTS

Page
Part I

ITEM 1. BUSINESS	2
ITEM 1A. RISK FACTORS	7
ITEM 1B. UNRESOLVED STAFF COMMENTS	20
ITEM 2. PROPERTIES	21
ITEM 3. LEGAL PROCEEDINGS	27
ITEM 4. MINE SAFETY DISCLOSURES	27

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES	27
ITEM 6. SELECTED FINANCIAL DATA	28
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS	29
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	41
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	41
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE	41
ITEM 9A. CONTROLS AND PROCEDURES	41
ITEM 9B. OTHER INFORMATION	41

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	41
ITEM 11. EXECUTIVE COMPENSATION	42
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS	42
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE	42
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	42

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	42

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

All statements, other than statements of historical facts, included in this Form 10-K regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects, current expectations, forecasts, and plans and objectives of Management are forward-looking statements. When used in this Form 10-K, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “should,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Form 10-K. We do not undertake any obligation to update any forward-looking statements or other information contained in this Form 10-K, except as required by federal securities laws. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Form 10-K are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. We have disclosed important factors that could cause our actual results to differ materially from our expectations under the “Risk Factors” section and elsewhere in this Form 10-K. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

ITEM 1.

OVERVIEW

NetREIT, Inc. (“we”, “our”, “us” or the “Company”) is a Maryland corporation which operates as a self-managed and self-administered real estate investment trust as defined under the Internal Revenue Code (a “REIT”). As a Maryland chartered corporation, we are governed by the Maryland General Corporation Law (the “MGCL”). We have approximately 16.9 million shares of voting common stock outstanding with approximately 3,000 shareholders none of which own more than 5.0% of the outstanding shares. We are a non-traded, publicly owned company registered under the Securities Exchange Act of 1934 (the “1934 Act”).

RECENT DEVELOPMENTS

During 2014, the Company acquired:

•         One office building consisting of 93,000 rentable square feet located in Bismarck, North Dakota for $5.4 million plus closing costs;

•         One office building consisting of 84,000 rentable square feet located in Lakewood, Colorado for $9.4 million plus closing costs;

•         One office building consisting of 110,000 rentable square feet located in Colorado Springs, Colorado for $15.5 million plus closing costs;

•         One office building consisting of 79,000 rentable square feet located in Colorado Springs, Colorado for $11.8 million plus closing costs;

•         One retail property consisting of 44,000 rentable square feet located in Colorado Springs, Colorado for $11.2 million plus closing costs; and

•         Eighteen Model Homes located in various states for $5.7 million plus closing costs.

During 2014, the Company sold one office property consisting of 10,525 rentable square feet located in Fontana, California for $4.1 million and a small parcel of land located in Hesperia, California for $87,500.

In August 2014, the Company closed on an offering of our Series B Preferred Stock. Proceeds of $16.6 million were received during 2014, and we expect to receive a total capital contribution of $40.0 million from this financing by the conclusion of the funding period.

CORPORATE STRUCTURE

We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland chartered corporation. During the last five years, we have increased our investments in real property (our “Properties”) from 13 to 27 properties. Through NetREIT, Inc., its subsidiaries and its partnerships, we own 24 properties in fee interest and have partial interests in three properties through our investments in limited partnerships for which we serve as the General Partner. Each of the limited partnerships is referred to as a “DownREIT.” In each DownREIT, we have the right, through options and put options, to require our co-investors to exchange their interests for shares of our common stock at a stated price within a definite period, generally five years from the date they first invested in the entity’s real property. Through NetREIT Dubose Model Home REIT, Inc., we also own an interest in 54 model home properties (the “Model Homes”).

MARKET AND BUSINESS STRATEGY

The Company invests in a diverse portfolio of real estate assets. The Company seeks four types of commercial real estate properties primarily located in the western United States for which the Company’s decision-makers internally evaluate operating performance and financial results: commercial office properties and industrial (“Office/Industrial Properties”), retail properties (“Retail Properties”), self-storage properties (“Self-Storage Properties”) and residential properties, including Model Homes (“Residential Properties”).

Our investment objective is to create current income and growth for our stockholders to fund our continuing operations and to pay out monthly cash distributions to our stockholders. Our primary strategy to achieve our objective is to invest in and own a diversified portfolio of income producing commercial real estate that will produce a stable cash flow and increase value.  In the past, we have acquired commercial office, industrial, self-storage, retail, single family residential Model Homes, and multi-unit residential real estate with promising financial opportunities located primarily in the western United States. Over a quarter of our net operating income is generated from our self-storage assets and the Model Home business, providing a hedge to longer-term traditional commercial leases.

Investment – Commercial properties

NetREIT’s Office, Retail, and Self-Storage Properties are located primarily in Southern California and Colorado, with two properties located in North Dakota. As of December 31, 2014, we owned or had an equity interest in sixteen Office Properties which total approximately 1,152,000 rentable square feet, five Retail Properties which total approximately 230,000 rentable square feet, and seven Self-Storage Properties which total approximately 652,000 square feet. Our tenant list of the non-Model Home portfolio is highly diversified consisting of over 200 individual commercial tenants with an average remaining lease term of approximately five years.  No single commercial tenant represents more than 5.0% of revenue, while the Company’s ten largest tenants represent approximately 30.0% of rent revenue.  In addition, the rent rolls have limited exposure to any single industry.  Our Commercial properties had a net book value of approximately $183.6 million as of December 31, 2014.

On February 6, 2015, we entered into an Agreement of Purchase and Sale and Joint Escrow Instructions (the “Purchase Agreement”) to sell 100% of our Sparky’s Self-Storage Portfolio, as defined in the Purchase Agreement, for a purchase price of approximately $36.3 million to an unaffiliated third party purchaser (the “Buyer”). The Self-Storage Portfolio is a portfolio of seven self-storage properties located in San Bernardino County, California. The Buyer is currently conducting due diligence on the Self-Storage Portfolio during an initial 55-day inspection period.  Initially, the Buyer made an escrow deposit in the amount of $500,000.  At the expiration of the due diligence period, an additional $500,000 deposit will be due, and the total deposit will become non-refundable and will be applied to the purchase price at closing. The sale of the Self-Storage Portfolio is subject to the fulfillment of certain closing conditions and other terms and conditions customary for real estate transactions.  There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that the Self-Storage Portfolio will be sold.  Assuming that outstanding contingencies are satisfied, we anticipate that the closing of the Self-Storage Portfolio sale will take place in the second quarter of 2015.

Investment - Model Home properties

Our Model Home business is conducted through our wholly-owned subsidiary, NetREIT Dubose Model Home REIT, Inc., and three limited partnerships, Dubose Model Home Investors #201, LP Dubose Model Home Investors #202, LP and NetREIT Dubose Model Home REIT, LP. Our Model Home properties are located in seven states throughout the United States in Arizona, California, New Jersey, North Carolina, Pennsylvania, South Carolina and Texas. As of December 31, 2014, we owned 54 Model Homes with a net book value of approximately $13.6 million through three limited partnerships.

NetREIT Dubose Model Home REIT, Inc. (“NetREIT Dubose”) is primarily engaged in the business of acquiring Model Homes from third party homebuilders in sale-leaseback transactions whereby a homebuilder sells the Model Home to NetREIT Dubose and leases back the Model Home under a triple net lease (“NNN”) for use in marketing its residential development. Our Model Home business was started in March 2010 through the acquisition of certain assets and rights from Dubose Model Homes USA (“DMHU”), which we refer to as the “DMHU Purchase.” Subsequent to its formation, NetREIT Dubose raised $10.6 million pursuant to a private placement of its common stock (the private placement was terminated on December 31, 2013). As of December 31, 2014, NetREIT has invested $2.6 million in NetREIT Dubose through the purchase of common stock. We owned approximately 27.2% of NetREIT Dubose as of December 31, 2014.

We operate three limited partnerships in connection with NetREIT Dubose, Dubose Model Home Investors #201, LP (“DMHI #201”), Dubose Model Home Investors #202, LP (“DMHI #202”) and NetREIT Dubose Model Home REIT, LP (“NetREIT LP”). The limited partnerships typically raise private equity to invest in Model Home properties and lease them back to the homebuilders.

•         We owned 8.3% of DMHI #201 LP as of December 31, 2014. DMHI #201 raised $3.0 million through the sale of partnership units. We invested in five of the 60 partnership units to be sold for $250,000.

•         We owned 20.0% of DMHI #202 as of December 31, 2014.  The partnership had raised $1.5 million, including our investment, through December 31, 2014.  This partnership was formed to raise up to $5.0 million through the sale of units. We invested in two of the 50 partnership units to be sold for $300,000.

•         NetREIT Dubose owned 100.0% of NetREIT LP as of December 31, 2014.

We provide management services to our various limited partnerships through NetREIT Advisors, LLC (“NetREIT Advisors”) and Dubose Advisors LLC (“Dubose Advisors”). These entities are 100% owned subsidiaries and are referred to collectively as the “Advisors”. For their services, each of the Advisors receives ongoing management fees, acquisition fees and has the right to receive certain other fees when a partnership sells or otherwise disposes of a Model Home. NetREIT Advisors manages NetREIT Dubose, and Dubose Advisors manages DMHI #201 and DMHI #202.

Use of Leverage

We use mortgage loans secured by the individual properties in maximizing the return for our stockholders.  Normally these loans would be for terms ranging from 5 to 10 years.  Currently the majority of our mortgage loans are structured as non-recourse to us with the limited exceptions that would cause a recourse nature only upon occurrence of certain fraud, misconduct, environmental, or bankruptcy events.  The non-recourse financing limits the exposure to the amount of equity invested in each property pledged as collateral thereby protecting the equity in the other assets.  We can provide no assurance that the non-recourse financing will be available on terms acceptable to us, or at all and there may be circumstances where lenders have recourse to our other assets.  To a lesser extent, we use recourse financing or a cross collateral pledge of certain properties. At December 31, 2014, $2.1 million of our total mortgage financing of $123.9 million was recourse to the Company.

We use both fixed and variable interest rate debt to finance our properties. Wherever possible, we prefer to obtain fixed rate mortgage financing as it provides better cost predictability. As of December 31, 2014, 4.0% of our mortgage obligations include variable interest rate provisions.

PROPERTY MANAGEMENT

The Company’s 100% owned subsidiary, NTR Property Management, Inc., or NTR, is the property manager for the Company’s properties.  Under the NTR Property Management Agreement, we are paying NTR management fees up to 5% of the gross revenues of each property managed. We believe these terms are no less favorable to NetREIT than those customary for similar services in the relevant markets and geographic areas of our Properties. Depending on the location of certain of our Properties and other circumstances, NTR has retained third party property management companies in Colorado and North Dakota which are unaffiliated with NTR to render property the on-site management services.

COMPETITION

Our principal factors of competition is our focus on contrarian, immediate yield, value-driven acquisitions by seeking unique properties with identifiable value-creation opportunities without the need for significant structural improvements or other costly renovations.  We operate in niche geographies, targeting $5.0-$20.0 million acquisitions of properties or small portfolios in or to limit competition from both larger and well capitalized buyers focused on core markets.

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

MANAGEMENT OF THE COMPANY

Our Management

We refer to our executive officers and any directors who are affiliated with them as our “Management.”  Our Management is currently comprised of:

•         Jack K. Heilbron, Chairman of the Board, Chief Executive Officer (“CEO”), and President of NetREIT, Inc., President and Director of NetREIT Dubose, and President of NetREIT Advisors;

•         Kenneth W. Elsberry, Chief Financial Officer (“CFO”) and Director of NetREIT, Inc., and CFO of Dubose Advisors and Chief Accounting Officer of NetREIT, Inc.;

•         Larry G. Dubose, Director of NetREIT, Inc., CFO and Director of NetREIT Dubose, and CEO of the Advisors;

•         Gary Katz, Senior Vice President-Asset Management; of NetREIT, Inc.

Mr. Heilbron is responsible for managing our day-to-day affairs. Mr. Dubose is responsible for managing the day-to-

day activities of the Advisors and our Model Homes Division, including Model Home acquisitions. Mr. Katz, is responsible for managing the day-to-day affairs for Properties except for the Model Homes.  Messrs. Heilbron, Elsberry, and Katz are responsible for all Company property acquisitions.

Our Board of Directors

Our Management is subject to the direction and supervision of our board of directors (our “Board”).  Among other things, our Board must approve each real property acquisition our Management proposes. There are eight directors comprising our Board, five of whom are independent directors, as defined by the New York and NASDQ Stock Exchanges (“Independent Directors”). Three of our directors, Mr. Heilbron, Mr. Elsberry, and Mr. Dubose are not independent directors.

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

OFFICES AND EMPLOYEES

Our offices are situated in approximately 12,134 square feet of space in Escondido, California.

As of March 15, 2015, we have a total of 36 full-time and 6 part-time employees.

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

Our office is located at 1282 Pacific Oaks Place, Escondido, California, 92029-2900. Our telephone number is 866‑781-7721. Our e-mail address is info@netreit.com or you may visit our website at www.netreit.com.

Item 1A. RISK FACTORS

Risks Related to our Operations and an Investment in our Securities

Our long term growth may depend on obtaining additional equity capital.

In the past we relied on cash from the sale of our equity securities to fund the implementation of our business plan, including property acquisitions and building our staff and internal management and administrative capabilities. We terminated our private placement for common stock on December 31, 2011 and closed on a preferred stock financing in August 2014.  Our continued ability to fund real estate investments, our operations, and payment of regular dividends to our stockholders will likely be dependent upon our obtaining additional capital through the additional sales of our equity and/or debt securities. Without additional capital, we may not be able to grow our asset base to a size that is sufficient to support our planned growth, current operations, or to pay dividends to our stockholders at current rates or at the levels required to maintain our REIT status (see risk factor titled “We may be forced to borrow funds on a short-term basis, to sell assets or to issue securities to meet the REIT minimum distribution requirement or for working capital purposes”). There is no assurance as to when and under what terms we could successfully obtain additional funding through the sale of our equity and/or debt securities. Our access to additional equity or debt capital depends on a number of factors, including general market conditions, the market’s perception of our growth potential, our expected future earnings, and our debt levels.

We currently are wholly dependent on internal cash from our operations and debt financing to fund future property acquisitions, meet our operational costs and pay distributions to our stockholders.

To the extent the cash we receive from our real estate investments, preferred stock financing, and debt financing of unencumbered properties is not sufficient to pay our costs of operations, our acquisition of additional properties, or our payment of dividends to our stockholders, we would be required to seek capital through additional measures.  In addition, our debt and preferred stock require that we generate significant cash flow to satisfy the payment and other obligations under the terms of our debt and these securities.  We may incur additional debt or issue additional preferred stock for various purposes, including, without limitation, to fund future acquisition and development activities and operational needs.  Other measures of seeking capital could include decreasing our operational costs through reductions in personnel or facilities, reducing or suspending our acquisition of real estate, and reducing or suspending dividends to our stockholders.  See Risks Related to Our Debt and Preferred Stock.

Reducing or suspending our property acquisition program would prevent us from fully implementing our business plan and reaching our investment objectives. Reducing or suspending the payment of dividends to our stockholders would decrease our stockholders’ return on their investment and possibly prevent us from satisfying the minimum distribution requirements of the REIT provisions (see risk factor titled “We may be forced to borrow funds on a short-term basis, to sell assets or to issue securities to meet the REIT minimum distribution requirement or for working capital purposes”). Any of these measures would likely have a substantial adverse effect on our financial condition, the value of our common stock, and our ability to raise additional capital.

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

Our ability to achieve our investment objectives and to pay regular dividends is dependent upon our acquisition of suitable property investments and obtaining satisfactory financing arrangements. We cannot be sure that our management will be successful in finding suitable properties on financially attractive terms. If our management is unable to find such investments, we will hold the proceeds available for investment in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. Holding such short-term investments will prevent us from making the long-term investments necessary to generate operating income to pay dividends.  As a result, we will need to raise additional capital to continue to pay dividends at the current level until such time as suitable property investments become available (see risk factor titled “We may be forced to borrow funds on a short-term basis, to sell assets or to issue securities to meet the REIT minimum distribution requirement or for working capital purposes”). In the event that we are unable to do so, our ability to pay dividends to our stockholders will be adversely affected.

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

Our board of directors may change NetREIT’s investment and business policies, including our policies with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders. Although our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of our stockholders, a change in such policies could result in our making investments different from, and possibly riskier than, investments made in the past. A change in our investment policies may, among other things, increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could materially affect our ability to achieve our investment objectives.

The absence of a public market or redemption program for our common stock will make it difficult for our stockholders to sell their shares, which may have to be held for an indefinite period.

There is no public market for our common stock, and we have no plans to cause our common stock to be listed on any securities exchange or quoted on any market system. Additionally, our articles of incorporation contain restrictions on the ownership and transfer of our common stock (see risk factor titled “The stock ownership limit imposed by the Internal Revenue Code for REITs and our articles of incorporation may discourage a takeover that could otherwise result in a premium price to our stockholders”). Further, we do not have a share redemption program, nor do we plan to adopt one in the near future, and any share redemption program we do adopt will be limited in terms of the amount of shares that may be annually redeemed. As a result, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they likely will only be able to sell them at a substantial discount from the price they paid. Thus, our stockholders should consider their shares to be an illiquid and long-term investment, and they should be prepared to hold their shares for an indefinite length of time.

Certain conditions may challenge our ability to establish a stable secondary market for our common stock and to make future offerings of our equity securities.

As of December 31, 2014, we had 16,887,377 shares of our common stock outstanding. Substantially all of these shares are freely tradable (subject to restrictions on the shares held by our directors, officers and other affiliates). Additionally, we intend to issue additional shares of our common stock in the future under our employee and agent incentive plans and possibly in one or more private offerings. Neither we nor any of our affiliates have any control, contractually or otherwise, on the amounts or frequency of trades the holders of these shares may make. The sale of a large amount of common stock in the secondary market could adversely affect the price of our stock in that market and impair our ability to raise capital through additional private placements. Additionally, institutions and other professional investors could seek to take advantage of this condition through short sales of our common stock, which could exert further downward pressure on the trading price.

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

Since 2005, we have conducted multiple private placement offerings in reliance upon the private placement exemptions from registration under Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933 and various exemptions from registration under applicable state securities laws. Many requirements and conditions of these exemptions are subject to factual circumstances and subjective interpretation. There is no assurance that the SEC, any state securities law administrator, or a trier of fact in a court or arbitration proceeding would not determine that we failed to meet one or more of these requirements. In the event that we are found to have sold our securities without an applicable exemption from registration, we could be liable to the purchasers of our securities in that offering for rescission and possibly monetary damages. If a number of investors were successful in seeking one or more of these remedies, we could face severe financial demands that would adversely affect our business and financial condition.

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

If we are deemed to be an investment company under the Investment Company Act, our stockholders’ investment return may be reduced.

We are not registered as an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”) based on exceptions we believe are available to us. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things, limitations on capital structure, restrictions on specified investments, prohibitions on transactions with affiliates, and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

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

In August 2014, we completed a preferred stock financing with PFP III Sub II, LLC, an affiliate of Prime Finance Partners III, Inc. (collectively, “Prime”) in which we issued 16,600 shares of Series B Preferred Stock, which ranks senior to our common stock  with respect to dividend rights and rights upon the Company's liquidation, dissolution or winding up.  See Risks Related to Our Preferred Stock Offering.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the holder becomes an “interested stockholder.”  These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer, including potential acquisitions that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

We rely on our management, Messrs. Heilbron, Elsberry and Dubose, for implementation of our investment policies and our day-to-day operations. Messrs. Heilbron and Elsberry are also officers and directors of NTR Properties and certain affiliated entities. Mr. Dubose, who we rely on for the day-to-day operations of NetREIT Advisors and our Model Homes Division, is also an executive officer of Dubose REIT and, like Messrs. Heilbron and Elsberry, engages in other investment and business activities in which NetREIT has no economic interest. Their loyalties to these other entities could result in action or inaction that it detrimental to our business, which could harm the implementation of our business strategy. For instance, they may have conflicts of interest in making investment decisions regarding properties for us as opposed to other entities with similar investment objectives or in determining when to sell properties and with respect to which NTR Properties are entitled to different amounts of fees and compensation. Additionally, they may face conflicts of interest in allocating their time among us, our property manager, Dubose REIT and their other real estate investment programs or business ventures and in meeting their obligations to us and those other entities. Their determinations in these situations may be more favorable to other entities than to NetREIT.

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

In addition, an increasing portion of our business operations are conducted over the Internet, putting us at risk from cybersecurity attacks, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cyber-attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful at preventing a cyber-attack. Cybersecurity incidents could compromise confidential information of our tenants, employees and vendors and cause system failures and disruptions of operations.

Risks Related to Investments in Real Estate

Unsettled conditions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on our operations.

Uncertainties, dislocations, and disruptions in the financial markets have resulted in a tightening of secured real estate financing. Lenders with whom we typically deal have instituted more stringent underwriting requirements and increased their credit spreads as the demand for higher risk premiums continues. Thus, the amount of mortgage financing available has contracted and borrowing costs have increased. Higher costs of mortgage financing and restricted levels of borrowing may result in lower yields from our real estate investments, which may reduce our cash flow available for distribution to our stockholders.  Reduced cash flow could also diminish our ability to purchase additional properties and thus decrease our diversification of real estate ownership.

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

We expect our properties to periodically incur vacancies by reason of lease expirations, terminations, or tenant defaults. If a tenant vacates a property, we may be unable to re‑lease the property without incurring additional expenditures, or at all. If the vacancy continues for a long period of time, if the rental rates upon such re-lease are significantly lower than expected, or if our reserves for these purposes prove inadequate, we will experience a reduction in net income and may be required to reduce or eliminate distributions to our stockholders. In addition, because a property’s market value depends principally upon the value of the leases associated with that property, the resale value of a property with high or prolonged vacancies could suffer, which could further reduce our returns.

Shorter lease terms tend to increase our maintenance costs.

Leases in our  residential and self-storage properties are typically month-to-month. In our experience, shorter leases lead to more frequent tenant turnover, which tends to increase our leasing and maintenance costs as compared to those we incur with longer leases. While we attempt to account for these anticipated higher costs in the amount of tenant deposits and rental rates we require, we are not always able to do so within a given tenant market.

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

We generally hold our investments in real property in the form of a 100% fee title interest. However, we may also purchase partial interest in a property, either directly with others as co-owners (a co-tenancy interest) or indirectly through an intermediary entity such as a joint venture, partnership or limited liability company. Also, we may on occasion purchase an interest in a long-term leasehold estate or we may enter into a sale-leaseback financing transaction (see risk factor titled “In a sale-leaseback transaction, we are at risk that our seller/lessee will default, which could impair our operations and limit our ability to pay dividends”). Such ownership structures allow us to hold a more valuable property with a smaller investment, but also reduce our ability to control such properties. In addition, if our co-owner in such arrangements experiences financial difficulties or is otherwise unable or unwilling to fulfill its obligations, we may be forced to find a new partner on less favorable terms or lose our interest in such property if no partner can be found.

As a general partner in DOWNREIT partnerships, we could be responsible for all liabilities of such partnership.

We own four of our properties indirectly through limited partnerships under a DOWNREIT structure. In a DOWNREIT structure, as well as some joint ventures or other investments we may make, we will employ a limited partnership as the holder of our real estate investment. We will likely acquire all or a portion of the interest in such investment as a general partner. As a general partner, we would be potentially liable for all of the liabilities of the partnership, even if we don’t have rights of management or control over its operation. Therefore, our liability could far exceed the amount or value of investment we initially made, or then had, in the partnership.

We are subject to risks and uncertainties associated with the internalization of management of our properties.

NTR Property Management, Inc., our wholly owned subsidiary serves as our property manager.  Prior to the internalization of our management, we were externally managed by CHG Properties, Inc. Effective as of January 31, 2013, we acquired CHG Properties, Inc. and thereby became internally managed. Realizing our business objectives depends in large part on the ability of NTR Property Management, Inc. to effectively manage the day-to-day operations of our assets and properties. We cannot assure you that our past performance with external management will be indicative of internal management’s ability to function effectively and successfully operate our company. We do not have an operating history with internal management and do not know if we will be able to successfully integrate our former external management. If NTR Property Management, Inc. is not successful in managing our properties to achieve the investment returns we anticipate, our operations may be adversely impacted.

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

We may acquire properties “AS IS,” which increases the risk that we will have to remedy defects or costs without recourse to the prior owner.

We may acquire real estate properties “as is,” with only limited representations and warranties from the property seller regarding matters affecting the condition, use and ownership of the property. If defects in the property or other matters adversely affecting the property are discovered, we may not be able to pursue a claim for any or all damage against the seller. Therefore we could lose some or all of our invested capital in the property as well as rental income. Such a situation could negatively affect our results of operations.

In a sale-leaseback transaction, we are at risk that our seller/lessee will default, which could impair our operations and limit our ability to pay dividends.

On occasion we may lease an investment property back to the seller for a certain period of time. When the seller/lessee subleases space to its tenants, the seller/lessee’s ability to meet any mortgage payments and its rental obligations to us will likely be subject to its subtenants’ ability to pay their rent on a timely basis. A default by the seller/lessee or other premature termination of its leaseback agreement with us and our subsequent inability to release the property could cause us to suffer losses and adversely affect our financial condition and ability to pay dividends.

We may be required under applicable accounting procedures and standards to make impairment charges against one or more of our properties.

Under current accounting standards, requirements, and procedures, we are required to periodically evaluate our real estate investments for impairment based on a number of indicators. Impairment indicators include real estate markets, leasing rates, occupancy levels, mortgage loan status, and other factors which directly or indirectly affect the value of a particular property. The properties acquired prior to the recession that started in 2007 are more susceptible to these indicators. For example, a tenant’s default under a lease, the upcoming termination of a long-term lease, the pending maturity of a mortgage loan secured by a property, and the unavailability of replacement financing are all impairment indicators. The presence of any of these indicators may require us to make a material impairment charge against the property so affected. If we determine an impairment has occurred, we are required to make an adjustment to the net carrying value of the property which could have a material adverse effect on our results of operations and financial condition for the period in which the impairment charge is recorded.

Discovery of toxic mold on our properties may adversely affect our results of operation.

Litigation and concern about indoor exposure to certain types of toxic molds have been increasing as the public becomes aware that exposure to mold can cause a variety of health effects and symptoms, including allergic reactions. Toxic molds can be found almost anywhere; when excessive moisture accumulates in buildings or on building materials, mold growth will often occur, particularly if the moisture problem remains undiscovered or unaddressed. We attempt to acquire properties where there is no toxic mold or where there has not been any proceeding or litigation with respect to the presence of toxic mold. However, we cannot provide assurances that toxic mold will not exist on any of our properties at acquisition or will not subsequently develop. The presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, the presence of significant mold could expose us to liability from our tenants, employees of our tenants, and others if property damage or health concerns arise

Risks Related to Debt and our Preferred Stock Financing

We have outstanding indebtedness and preferred stock, which requires that we generate significant cash flow to satisfy the payment and other obligations under the terms of our debt and these securities, and exposes us to the risk of default under the terms of our debt and these securities.

Our total indebtedness as of December 31, 2014 was $123.9 million. As of December 31, 2014, we also had outstanding, in the aggregate, $16.6 million of mandatorily redeemable Series B Preferred Stock. We may incur additional debt or issue additional preferred stock for various purposes, including, without limitation, to fund future acquisition and development activities and operational needs.

The terms of our outstanding indebtedness and preferred stock provide for significant interest and dividend payments.  Our ability to meet these and other ongoing payment obligations of our debt and preferred stock depends on our ability to generate significant cash flow in the future. Our ability to generate cash flow, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that capital will be available to us, in amounts sufficient to enable us to meet our payment obligations under our loan agreements and our outstanding preferred stock and to fund our other liquidity needs. If we are not able to generate sufficient cash flow to service these obligations, we may need to refinance or restructure our debt, sell assets (which we may be limited in doing in light of the relatively illiquid nature of our properties), reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet these payment obligations, which could materially and adversely affect our liquidity. Our outstanding indebtedness, and the limitations imposed on us by the agreements that govern our outstanding indebtedness, and the debt to equity ratio obligations under our outstanding preferred stock, could have significant adverse consequences, including the following:

•         make it more difficult for us to satisfy our obligations;

•         limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements, or to carry out other aspects of our business plan;

•         limit our ability to refinance our indebtedness at maturity or impose refinancing terms that may be less favorable than the terms of the original indebtedness;

•         require us to dedicate a substantial portion of our cash flow from operations to payments on obligations under our outstanding indebtedness and preferred stock, thereby reducing the availability of such cash flow to fund working capital, capital expenditures and other general corporate requirements, or adversely affect our ability to meet REIT distribution requirements imposed by the Internal Revenue Code;

•         cause us to violate restrictive covenants in the documents that govern our indebtedness, which would entitle our lenders to accelerate our debt obligations;

•         cause us to default on our obligations, causing lenders or mortgagees to foreclose on properties that secure our loans and receive an assignment of our rents and leases;

•         force us to dispose of one or more of our properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject; and

•         limit our ability to make material acquisitions or take advantage of business opportunities that may arise and limit our flexibility in planning for, or reacting to, changes in our business and industry, thereby limiting our ability to compete effectively or operate successfully.

If any one of these events was to occur, our business, results of operations and financial condition would be materially adversely affected.

The documents that govern our outstanding indebtedness restrict our ability to engage in some business activities, which could materially adversely affect our business, results of operations and financial condition.

The documents that govern our outstanding indebtedness contain negative covenants and other financial and operating covenants that place restrictions on the Company and subsidiaries.  The Investor Agreement with Prime that was entered as part of the Series B Preferred Stock financing, grants to Prime, among other rights, certain board designation and observer rights, negative control rights, information rights and rights to indemnification for certain types of liabilities.  The Investor Agreement provides that Prime will have the right to consent to certain material actions by the Company, its affiliates and its subsidiaries, including, among others, the decision to:

•         Settle any proceeding for which monetary damages exceed $250,000;

•         Approve the annual budget for any properties and the Company;

•         Commence an insolvency proceeding or adopt a plan of liquidation or other reorganization with respect to the Company or any of its subsidiaries;

•         Enter into a transaction for the purchase of any additional property or stock or assets of any corporation or other business organization;

•         Enter into any transaction involving the sale or mortgage of any property that is not on arms'-length terms or provides for non-market terms or conditions;

•         Enter into certain financing or refinancing transactions or material amendments to the Company's senior loans;

•         Select or replace a property manager;

•         Enter into or modify a major contract or material lease;

•         Authorize for issuance any shares of stock or other equity interests of the Company other than common stock of the Company;

•         Amend the charter or Bylaws of the Company;

•         Enter into any merger, consolidation, recapitalization or other business combination to which the Company or any of its subsidiaries is a party, or effectuate a sale of all or substantially all of its assets;

•         Take any action that would constitute a default under the Company's senior loans or related loan documents;

•         Change the size of the Board of Directors of the Company; and

•         Remove or replace any of the Company's officers or other senior management personnel.

In addition, covenants contained in the documents that govern our outstanding indebtedness require the Company and/or its subsidiaries to meet certain financial performance tests.

These restrictive operational and financial covenants reduce our flexibility in conducting our operations, limit our flexibility in planning for, or reacting to, changes in our business and industry, and limit our ability to engage in activities that may be in our long-term best interest, including the ability to make acquisitions or take advantage of other business opportunities that may arise, any of which could materially adversely affect our growth prospects, future operating results and financial condition.

Our failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our outstanding debt.  The documents that govern our outstanding indebtedness require that we maintain certain financial ratios and, if we fail to do so, we would be in default under the applicable debt instrument.

Under the terms of our Series B Preferred Stock financing, if there is an event of default, the investor may exercise various remedies, including a change of control via replacing a majority of the Board of Directors.

If we fail to comply with the payment obligations, financial covenants, or restrictive covenants of the agreements governing our debt and our preferred stock, then we may trigger an event of default.  The terms of our Series B Preferred Stock financing provide that, upon the occurrence of an event of default, the investor will have the right to take the unilateral action to, or cause the Company to, among other things:

•         Replace property managers and leasing agents;

•         Following 180 days after the mandatory redemption date of August 1, 2017 for the Series B Preferred Stock (as may be extended), sell any property of the Company, except as otherwise required under applicable law;

•         Implement all major decisions listed above and in the Investor Agreement, except as otherwise required under applicable law;

•         Refinance, repay or prepay any senior loans of the Company;

•         Cure any default under any senior loans of the Company; and

•         Elect six individuals to serve as members of the Board of Directors of the Company.

The ability of our investor to replace a majority of our board of directors upon an event of default would give control of the Company to the investor.  Such a change of control, or the exercise of other rights upon an event of default, could result in a material adverse effect on us, including our business, results of operations and financial condition.

Mortgage indebtedness and other borrowings increase our operational risks.

Loans obtained to fund property acquisitions will generally be secured by mortgages on our properties. The more we borrow, the higher our fixed debt payment obligations will be and the greater the risk that we will not be able to timely meet these payment obligations. At December 31, 2014, we had a total of approximately $123.9 million of secured financing on our properties and we intend to continue to borrow funds through secured financings to acquire additional properties. If we are unable to make our debt payments as required, due to a decrease in rental or other revenues or an increase in our other costs, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment, diminishing the value of our real estate portfolio.

Our risk of losing property through a mortgage loan default is greater when the property is cross-collateralized.

In circumstances we deem appropriate, we may cross-collateralize two or more of our properties to secure a single loan or group of related loans, such as where we purchase a group of unimproved properties from a single seller or where we obtain a credit facility for general application from an institutional lender. Cross-collateralizing typically occurs where the lender requires a single loan to finance the group of properties, rather than allocating the larger loan to separate loans, each secured by a single property. Our default under a cross-collateralized obligation could result in the loss of all of the properties securing the loan. At December 31, 2014, we had one (1) cross-collateralized mortgage between the self-storage properties of Sparky’s Palm, Joshua, and Sunrise which terms contain a release clause for each property.

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

Some of our mortgage loans require us to make a lump-sum or “balloon” payment at maturity. And in the future, we may finance more properties in this manner. Our ability to make a balloon payment at maturity could be uncertain and may depend upon our ability to obtain additional financing, to refinance the debt or to sell the property. At the time the balloon payment is due, we may not be able to refinance debt on terms as favorable as the original loan or sell the property at a sufficient price. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.

In addition, making a balloon payment may leave us with insufficient cash to pay the distributions that are required to maintain our qualification as a REIT.  At December 31, 2014, excluding our Model Home Division, we had loans that require balloon payments of $7.5 million due in 2015 and  $5.6 million due in 2016. The Model Home Division pays off its mortgage loans out of proceeds from the sale of homes. Any deficiency in the sale proceeds would have to be paid out of existing cash, diminishing the amount available for dividends.

Risks Related to our Status as a REIT and Related Federal Income Tax Matters

Failure to qualify as a REIT could adversely affect our operations and our ability to pay dividends.

We expect to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis.  In the Series B Preferred Stock financing, the Company granted a limited waiver to Prime from the 9.8% aggregate stock ownership limit under the Company's charter to permit Prime to purchase up to 40,000 shares of Series B Preferred Stock, subject to the accuracy of certain representations by Prime designed to ensure the Company's qualification as a REIT.  While we believe the investment by Prime does not change our status as a REIT, and we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will qualify for any particular year. If we lose our REIT qualification, we would be subject to federal corporate income taxation on our taxable income. Additionally we would not be allowed a deduction for dividends paid to shareholders. And, unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified. The income tax consequences could be substantial and would reduce our cash available for distribution to stockholders and investments in additional assets. Further, we could be required to borrow funds or liquidate some investments in order to pay the applicable tax.

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

In order for us to maintain our qualification as a REIT, no more than 50.0% of our outstanding stock may be beneficially owned, directly or indirectly, by five or fewer individuals (including certain types of entities) at any time during the last half of each taxable year. To ensure that we do not fail to qualify as a REIT under this test, our articles of incorporation restrict ownership by one person or entity to no more than 9.8% in value or number, whichever is more restrictive, of any class of our outstanding stock. This restriction may have the effect of delaying, deferring or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Ordinary dividends payable by REITs generally are taxed at the higher ordinary income rate, which could reduce the net cash received by stockholders and may be detrimental to our ability to raise additional funds through any future sale of our common shares.

The maximum U.S. federal income tax rate for "qualifying dividends" payable by U.S. corporations to individual U.S. shareholders currently is 15.0%. However, ordinary dividends payable by REITs to its shareholders generally not eligible for the reduced rates for qualifying dividends and are taxed at ordinary income rates (the maximum individual income tax rate currently is 35.0%). This could reduce the net cash received by our stockholders as a result of their investment and could be detrimental to our ability to raise additional funds through the future sale of our common stock.

Tax-exempt stockholders will be taxed on our distributions to the extent such distributions are unrelated business taxable income.

Generally, neither ordinary nor capital gain distributions should constitute unrelated business taxable income (“UBTI”) to tax-exempt entities, such as such as employee pension benefit trusts and individual retirement accounts.  Our payment of distributions to a tax-exempt stockholder will constitute UBTI, however, if the tax-exempt stockholder has incurred debt to acquire its shares. Therefore, tax-exempt shareholders are not assured all dividends received will be tax-free.

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

There are comprehensive regulatory programs governing underground storage tanks used in a convenience store-tenant’s gasoline operations. Compliance with existing and future laws regulating underground storage tanks may require significant capital expenditures, and the remediation costs and other costs required to clean up or treat contaminated sites could be substantial.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2. PROPERTIES

General Information

We invest in a diverse portfolio of real estate assets primarily consisting of office, retail, self-storage and residential properties located in the western United States. As of December 31, 2014, we owned or had an equity interest in fourteen office and one industrial buildings (“Office/ Industrial Properties”) totaling approximately 1,152,000 rentable square feet, five retail shopping centers (“Retail Properties”) totaling approximately 230,000 rentable square feet, and seven self-storage facilities (“Self-Storage Properties”) totaling approximately 652,000 rentable square feet. In addition, through our Model Home subsidiary and our investments in three limited partnership, we own a total of 54 Model Home properties (“Residential Properties”) located in seven states. We directly manage the operations and leasing of our properties. Substantially all of our revenues consist of base rents received under leases that generally have terms that range from less than one year to up to 5 years. We estimate that at least 50.0% of our existing leases as of December 31, 2014 contain “step up” rental clauses that provide for increases in the base rental payments. Our tenants consist of local, regional and national businesses. Our properties generally attract a mix of diversified tenant’s creating lower risk in periods of economic fluctuations. Our largest tenant represented less than 5.0% of our total revenues for the year ended December 31, 2014.

The following tables provide certain additional information about our Properties as of December 31, 2014.

Geographic Diversification Table

The following table shows a list of properties we owned as of December 31, 2014, grouped by the state where each of our investments is located.

NetREIT, Inc. properties:					Approximate %
	No. of	Aggregate	Approximate %	Current Base	of Aggregate
State	Properties	Square Feet	of Square Feet	Annual Rent	Annual Rent

California	15	1,108,000	54.3%	$5,360,000	36.6%
Colorado	10	717,000	35.2%	7,156,000	48.7%
North Dakota	2	213,000	10.5%	2,132,000	14.7%
Total	27	2,038,000	100.0%	$14,648,000	100.0%
____________
Model Home properties:					Approximate %
	No. of	Aggregate	Approximate %	Current Base	of Aggregate
State	Properties	Square Feet	of Square Feet	Annual Rent	Annual Rent

Texas	20	61,321	42.0%	$491,808	35.5%
California	2	4,563	3.0%	42,456	3.1%
New Jersey	5	12,336	8.0%	141,876	10.3%
Pennsylvania	22	56,322	38.0%	564,264	40.9%
Arizona	3	7,889	5.0%	91,632	6.6%
South Carolina	1	3,120	2.0%	32,556	2.4%
North Carolina	1	2,929	2.0%	16,200	1.2%
Total	54	148,480	100.0%	$1,380,792	100.0%

The following table summarizes information relating to our properties (excluding Model Homes) at December 31, 2014:

								Estimated
Property Summary			Year	Purchase		Percent	Mortgage	Renovation or
		Date	Property	Price*	Occu-	Owner-	On property	Improvement
Property/Location	Sq., Ft.	Acquired	Constructed	(in 000's)	pancy	Ship	(in 000's)	Cost (1) ( 000s)

Office/ Industrial Properties:
Havana/Parker Complex, Aurora, CO (2)	114,000	06/06	1975	$5,829	53.0%	100.0%	$2,500	$101
Garden Gateway, CO Springs, CO (3)(6)	115,052	03/07	1982	$1,513	83.3%	94.0%	$6,963	$262
Executive Office Park, CO Springs, CO (4)	65,084	07/08	2000	$10,126	83.4%	100.0%	$4,379	$120
Pacific Oaks Plaza, Escondido, CA (5)	16,000	09/08	2005	$4,877	100.0	100.0%	$1,599	$40
Morena Office Center, San Diego, CA (2)	26,784	01/09	1987	$6,575	86.8%	100.0%	$2,351	$48
Rangewood Medical Bldg., CO Springs, CO (2)	18,222	03/09	1998	$2,630	70.1%	100.0%	$1,093	$63
Genesis Plaza, San Diego, CA (2)	57,685	08/10	1986	$10,000	83.3%	100.0%	$4,491	$267
Dakota Center, Fargo, ND (4)	119,749	05/11	1982	$9,575	82.1%	100.0%	$10,993	$376
Port of San Diego Complex, National City, CA (4)	146,700	12/11	1971/2008	$14,500	75.9%	73.3%	$10,368	$210
Shoreline Medical Center, Half Moon Bay, CA (2)	15,335	05/12	1980	$6,350	100.0%	100.0%	$3,847	$10
The Presidio, Colorado Springs, CO (4)	80,800	11/12	1988	$7,275	76.7%	77.3%	$6,000	$20
Bismarck Office Building, Bismarck, ND	93,058	03/14	1976	$5,350	85.7%	100.0%	$3,321	$520
Union Terrace, Lakewood, CO	84,145	08/14	1982	$9,400	87.6%	100.0%	$6,600	$430
Centennial Tech Center, CO Springs, CO	110,405	12/14	1999	$15,500	97.0%	100.0%	$10,250	$—
Arapahoe Service Center, CO Springs, CO	79,023	12/14	2000	$11,850	100.0%	100.0%	$8,500	$—

Retail Properties:
World Plaza, San Bernardino, CA (4)	55,098	09/07	1974	$7,650	81.8%	100.0%	$—	$98
Regatta Square, Denver, CO (4)	5,983	10/07	1996	$2,180	100.0%	100.0%	$1,215	$—
Waterman Plaza, San Bernardino, CA (4)	21,170	08/08	2008	$7,164	100.0%	100.0%	$3,368	$—
Yucca Valley Retail Center, CA (4) (7)	103,596	9/11, 5/12	1978	$7,802	95.5%	92.9%	$2,982	$320
Union Town Center, Colorado Springs, CO	44,042	12/14	2,003	$11,212	95%	100.0%	$8,440	$—

Sparky’s Self-Storage Properties:
Palm Self-Storage, Highland, CA (6) (8)	50,250	11/07	2003	$4,849	86.4%	52.0%	$8,116	$—
Joshua Self-Storage, Hesperia, CA (8)	149,750	12/07	2003/2005	$8,007	77.0%	100.0%	$—	$—
Thousand Palms Self-Storage, CA	113,126	08/09	2007	$6,200	69.0%	100.0%	$4,092	$—
Hesperia East Self-Storage, Hesperia, CA	72,940	12/09	2007	$2,775	44.8%	100.0%	$830	$—
Rialto Self-Storage, Rialto, CA	101,343	05/10	2007	$5,290	55.0%	100.0%	$2,119	$—
Sunrise Self-Storage, Hesperia, CA (8)	93,851	12/11	1985/1989	$2,200	65.9%	100.0%	$—	$—
Lancaster Self-Storage, Lancaster, CA	71,000	05/13	1990/2002	$3,650	60.7%	20.8%	$1,903	$—

*

Prior to January 1, 2009, “Purchase Price” includes our acquisition related costs and expenses for the purchase of the property. After January 1, 2009, acquisition related costs and expenses were expensed when incurred.

(1)					Expected capital expenditures over the next 12 months.
(2)					Office building leased to tenants on a gross basis where tenants may be required to pay property related expenses in excess of base year cost.
(3)					Garden Gateway Plaza is comprised of three buildings, each on a separate legal parcel.
(4)					Leased on either a triple net basis, or on a pro-rata share of expenses in excess of base year property related expenses basis.
(5)					Approximately 12,134 square feet, or 75.8% of this property, is occupied by the Company and related parties as its corporate offices.
(6)					This property is owned by a Partnership for which we serve as general partner and in which we own less than 100% equity interest.
(7)					In May 2012, the Company purchased a parcel (of approximately 17,600 square feet) within the Center that was owned by an unrelated party.
(8)					This loan is cross-collateralized by the Sparky’s Palm, Joshua and Sunrise Self-Storage facilities.

Top Ten Tenants Physical Occupancy Table

The following table sets forth certain information with respect to our top ten tenants.

	Number	Annualized Base		% of Total Annualized
	of	Rent as of		Base Rent as of
Tenant	Leases	December 31, 2014	(1)	December 31, 2014
County of San Mateo	1	$766,017		5.15%
County of San Bernardino	1	$586,956		3.95%
Epsilon Systems Solutions, Inc.	1	$454,140		3.06%
Wells Fargo Dealer Services, Inc.	1	$416,551		2.80%
Community Research Foundation, Inc.	4	$412,464		2.78%
Goodwill Industries	1	$402,023		2.71%
Restaurant Technology Services LLC	1	$389,128		2.62%
Wells Fargo Bank	1	$334,026		2.25%
Vala Properties LLC	1	$291,279		1.96%
Acosta, Inc	1	$289,128		1.95%
____________
(1) Includes scheduled rent increases in 2015.

Lease Expirations Tables

The following table sets forth lease expirations for our properties, excluding our Self-Storage properties, as of December 31, 2014, assuming that none of the tenants exercise their renewal options.

NetREIT, Inc. properties:

	Number of Leases		Annual Rental	Percent
Expiration Year	Expiring	Square Footage	From Lease	of Total
2015	56	170,986	$2,489,000	15.0
2016	57	258,163	3,665,000	22.0
2017	46	127,797	1,859,000	11.0
2018	36	146,943	2,363,000	14.0
2019	19	54,422	1,079,000	6.0
2020	22	145,495	5,309,000	32.0
Totals	236	903,806	$16,764,000	100.0%

Model Home properties:

	Number of Leases		Annual Rental	Percent
Expiration Year	Expiring	Square Footage	From Lease	of Total
2015	36	101,430	$873,144	83.2
2016	18	48,333	507,648	16.8
	54	149,763	$1,380,792	100.0%

Physical Occupancy Table for Last 5 Years (1)

The following table presents the percentage occupancy for each of our properties, excluding our Model Home properties, as of December 31 for each of the last five years.

	Date	Percentage Occupancy as of the Year Ended December 31,
	Acquired	2010	2011	2012	2013	2014

Office/ Industrial Properties:
Havana/Parker Complex	06/06	53.0%	57.4%	57.4%	59.2%	53.0%
Garden Gateway Plaza	03/07	85.1%	83.5%	83.5%	82.8%	83.3%
Executive Office Park	07/08	90.7%	88.8%	88.8%	84.5%	83.4%
Pacific Oaks Plaza (2)	09/08	100.0%	100.0%	100.0%	100.0%	100.0%
Morena Office Center	01/09	77.2%	92.4%	92.4%	92.4%	86.8%
Rangewood Medical Office Building	03/09	94.3%	83.4%	83.4%	68.2%	70.1%
Genesis Plaza	08/10	N/A	76.4%	76.4%	89.7%	83.3%
Dakota Bank Buildings	05/11	N/A	98.3%	98.3%	98.3%	82.1%
Port of San Diego Complex	12/11	N/A	51.7%	51.7%	51.7%	75.9%
Shoreline Medical Building	05/12	N/A	N/A	N/A	100.0%	100.0%
The Presidio	11/12	N/A	N/A	N/A	65.5%	76.7%
Bismarck Office	03/14	N/A	N/A	N/A	N/A	83.4%
Union Terrace	08/14	N/A	N/A	N/A	N/A	87.6%
Centennial Tech Center	12/14	N/A	N/A	N/A	N/A	100.0%
Arapahoe Service Center	12/14	N/A	N/A	N/A	N/A	82.0%

Retail Properties:
World Plaza	09/07	87.1%	87.1%	87.1%	83.0%	81.8%
Regatta Square	10/07	100.00%	100.00%	100.00%	100.00%	100.00%
Waterman Plaza	08/08	83.60%	95.30%	95.30%	100.00%	100.00%
Yucca Valley Retail Center	09/11	N/A	92.90%	92.90%	95.50%	95.50%
Union Town Center	12/15	N/A	N/A	N/A	N/A	97.00%

Sparky’s Self-Storage Properties:
Palm Self-Storage	11/07	86.7%	82.1%	82.1%	83.0%	86.4%
Joshua Self-Storage	12/07	75.4%	69.5%	69.5%	67.5%	77.0%
Thousand Palms Self- Storage	08/09	41.6%	76.5%	76.5%	73.5%	69.0%
Hesperia East Self-Storage	12/09	34.6%	43.6%	43.6%	42.0%	44.8%
Rialto Self-Storage	05/10	N/A	53.0%	53.0%	49.7%	55.0%
Sunrise Self-Storage	12/11	N/A	65.4%	65.4%	67.4%	65.9%
Lancaster Self-Storage	05/13	N/A	N/A	N/A	61.9%	60.7%

____________
(1) Information is provided only for the years that we owned the property.
(2) Approximately 12,134 square feet, or 75.8% of this property, is occupied by the Company and related parties as its corporate offices.

Occupancy and Average Effective Annual Rent Per Square Foot

The following table presents the average effective annual rent per square foot at full occupancy for each of our properties, excluding our Model Home properties, as of December 31, 2014.

			% occupied at	Annual Rent
	Square	Annual	December 31,	Per Sq. Ft
Property	Footage	Gross Rent (1)	2014	At Full Occupancy

Office/ Industrial Properties:
Havana/Parker Complex	114,000	$685,000	53.00%	$11.34
Garden Gateway Plaza	115,052	$919,000	83.30%	$9.59
Executive Office Park	65,084	$589,000	83.40%	$10.85
Pacific Oaks Plaza (3)	16,000	$103,000	100.00%	$6.44
Morena Office Center	26,784	$468,000	86.80%	$20.13
Rangewood Medical Office Building	18,222	$170,000	70.10%	$13.31
Genesis Plaza	57,685	$1,166,000	83.30%	$24.27
Dakota Bank Buildings	119,749	$1,096,000	98.30%	$9.31
Port of San Diego Complex	146,700	$1,096,000	75.90%	$9.84
Shoreline Medical Building	15,335	$595,000	100.00%	$38.80
The Presidio	80,800	$847,000	76.70%	$13.67
Bismarck Office	93,058	$671,000	83.40%	$8.65
Union Terrace	84,145	$560,000	87.60%	$7.60
Centennial Tech Center	110,405	N/A	100.00%	N/A
Arapahoe Center	79,023	N/A	82.00%	N/A

Retail Properties:
World Plaza	55,098	$732,100	83.00%	$16.01
Regatta Square	5,983	$236,900	100.00%	$39.60
Waterman Plaza	21,170	$640,000	95.30%	$31.72
Yucca Valley Retail Center	103,596	$993,300	95.50%	$10.04
Union Town Center	44,042	N/A	97.00%	N/A

Sparky’s Self-Storage Properties (2):
Palm Self-Storage	50,250	$499,000	86.40%	$11.49
Joshua Self-Storage	149,750	$756,000	77.00%	$6.56
Thousand Palms Self-Storage	113,126	$641,000	86.40%	$6.56
Hesperia East Self-Storage	72,940	$223,000	77.00%	$3.97
Rialto Self-Storage	101,343	$485,000	55.00%	$8.70
Sunrise Self-Storage	93,851	$420,000	65.90%	$6.79
Lancaster Self-Storage	71,000	$405,000	60.70%	$9.40

____________

(1)	Annual Gross Rent is based upon actual rents due as of December 31, 2014, determined using GAAP including CAM reimbursements.
(2)	Used 2014 actual rents for the year.
(3)	Approximately 12,134 square feet, or 75.8% of this property, is occupied by the Company and related parties as its corporate offices.

Average Effective Annual Rent Per Square Foot for Last 5 Years

The following table presents the average effective annual rent per square foot for each of our properties, excluding our Model Home properties, as of December 31, 2014.

	Average Effective Annual Rent per Square Foot (2)
	For the Years Ended December 31,
	2010		2011		2012		2013		2014

Office/ Industrial Properties:
Havana/Parker Complex	$10.26		$9.40		$10.64		$10.55		$11.35
Garden Gateway Plaza	$15.63		$15.58		$17.74		$15.39		$9.59
Executive Office Park	$18.14		$18.14		$17.79		$18.73		$10.85
Pacific Oaks Plaza (1)	$17.36		$17.36		$17.36		$17.36		$6.44
Morena Office Center	$26.72		$26.72		$19.90		$21.37		$20.13
Rangewood Medical Office Building	$24.09		$24.09		$24.57		$23.20		$13.31
Genesis Plaza	N/A		N/A		$24.90		$24.33		$24.27
Dakota Center	N/A		N/A		$11.73		$17.91		$9.31
Port of San Diego Complex	N/A		N/A	$	$12.37		$9.92		$9.84
Shoreline Medical Building	N/A		N/A		$36.50		$46.86		$38.80
The Presidio	N/A		N/A		$24.89		$21.12		$13.67
Bismarck	N/A		N/A		N/A		N/A		$8.65
Union Terrace	N/A		N/A		N/A		N/A		$7.60
Centennial Tech Center	N/A		N/A		N/A		N/A		N/A
Arapahoe Center	N/A		N/A		N/A		N/A		N/A

Retail Properties:
World Plaza	$14.09		$14.09		$14.55		$14.32		$16.01
Regatta Square	$32.08		$32.08		$33.00		$42.40		$39.60
Waterman Plaza	$24.81		$24.81		$28.31		$29.87		$31.72
Yucca Valley Retail Center	N/A		N/A		$11.35		$9.30		$10.04
Union Town Center	N/A		N/A		N/A		N/A		N/A

Sparky’s Self-Storage Properties:
Palm Self-Storage	$11.18		$11.18		$11.99		$11.62		$11.49
Joshua Self-Storage	$5.95		$5.95		$6.75		$5.66		$6.56
Thousand Palms Self-Storage	$6.16	$	$5.34	$	$6.37	$	$7.18	$	$6.56
Hesperia East Self-Storage	$5.79	$	$5.79		$4.14		$5.76		$3.97
Rialto Self-Storage	N/A		N/A		$9.07		$7.73		$8.70
Sunrise Self-Storage	N/A		N/A		$7.09		$6.00		$6.79
Lancaster Self-Storage	N/A		N/A		N/A		$9.12		$9.40

(1)	Approximately 12,134 square feet, or 75.8% of this property, is occupied by the Company and related parties as its corporate offices.
(2)	Calculated by taking gross rents divided by the percentage occupied divided by square feet.

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

Number of Holders of Each Class of Stock

As of March 15, 2015 there were 2,988 holders of our Series A common stock and a single holder of our Mandatorily Redeemable Series B Preferred Stock.

Dividend Payments

We pay quarterly cash distributions computed on a monthly basis to our common stockholders. The following is a summary of cash payment amount per share for the years ended December 31, 2014 and 2013:

Month	2014	2013
	Cash Dividend	Cash Dividend
January	$0.0451	$0.0451
February	0.0451	0.0451
March	0.0451	0.0451
April	0.0451	0.0451
May	0.0451	0.0451
June	0.0451	0.0451
July	0.0334	0.0451
August	0.0334	0.0451
September	0.0334	0.0451
October	0.0334	0.0451
November	0.0334	0.0451
December	0.0334	0.0451
Total	$0.4710	$0.5412

____________

The December 31, 2014, quarterly cash distribution of $0.10 per common share was paid in February 2015.

In December 2011, the Company issued approximately 1,649 shares of its Convertible Series 6.3% Preferred Stock. The Company paid approximately $65,000 and $105,000 in dividends in the years ended December 31, 2014 and 2013.  The Company repurchased all of the shares of its convertible Series 6.3% Preferred Stock in August 2014.

Dividend Policy

We plan to pay at least 90% of our annual REIT Taxable Income to our stockholders in order to maintain our status as a REIT. We have paid dividends to our stockholders at least quarterly since the first quarter we commenced operations on April 1, 1999.

We intend to continue to declare quarterly distributions, however we cannot provide any assurance as to the amount or timing of future distributions. We eventually intend to make cash dividend distributions out of our operating cash flow and proceeds from the sale of properties. During 2014, we declared dividends of $8.8 million and approximately $3.3 million of these dividends were reinvested and paid back to the Company by the amount of the dividend. The net cash paid out with respect to dividends during the year ended December 31, 2014 was approximately $4.8 million. Cash flow from operations for the year was $4.2 million. Therefore, to fund our future dividends, we expect that we will continue to rely on proceeds from additional borrowings of secured or unsecured debt and from proceeds from the sale of properties until such time that our cash flow from operations exceeds the amount of cash dividends paid to stockholders. In the event that we are unable to make distributions out of cash flow from operations, or cannot secure additional equity or debt financing, our ability to declare and pay a cash dividend on our common stock may be materially limited.

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

We provide each of our stockholders a statement detailing distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital annually. During the years ended December 31, 2014 and 2013, all distributions were non-taxable as they were considered a return of capital to the stockholders.

Equity Compensation Plan Information

The Company established the 1999 Flexible Incentive Plan (the “Plan”) for the purpose of attracting and retaining employees. The Plan provides that no more than 10% of the outstanding shares of common stock can be issued under the Plan. At December 31, 2011, the maximum number of shares that could be issued under the plan was approximately 1,648,000 shares. Prior to 2006, the Company awarded approximately 56,000 stock options. In 2006, the Compensation Committee of the Board of Directors adopted a restricted stock compensation plan under the Plan. There have been approximately 386,000 restricted shares granted since adopting the restricted stock compensation plan. At December 31, 2014, the amount of common shares available for future grants under the Plan is approximately 1,262,000 shares.

Issuer Purchases of Equity Securities

Not applicable.

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

OVERVIEW

The Company operates as a self-managed and self-administered real estate investment trust, or REIT.  The Company invests in a diverse portfolio of real estate assets including industrial, office, residential, retail, self-storage and model home leased residential properties located primarily in the western United States. As of December 31, 2014, including properties held for sale, the Company owned or had an equity interest in:

•          Fourteen office buildings and one industrial building (“Office Properties”) which total approximately 1,152,000 rentable square feet,

•          Five retail shopping centers (“Retail Properties”) which total approximately 230,000 rentable square feet,

•          Seven self-storage facilities (“Self-Storage Properties”) which total approximately 652,000 rentable square feet, and

•          Fifty-four Model Homes owned by three affiliated limited partnerships (“Residential Properties”).

NetREIT’s office, retail and industrial properties are located primarily in Southern California and Colorado, with two properties located in North Dakota. Our Model Home properties are located in seven states. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year, or has been operating for three years. Our geographical clustering of assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas.

Most of our office and retail properties are leased to a variety of tenants ranging from small businesses to large public companies, many of which do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having net leases that require the tenant to pay all of the operating expense (Net, Net, Net Leases) or pay increases in operating expenses over specific base years. Most of our office leases are for terms of 3 to 5 years with annual rental increases built into such leases. In general, we have experienced decreases in rental rates in many of our submarkets due to recessionary conditions and other related factors when leases expire and are extended. During 2013 and 2012, the changes in rental rates have affected our operating results due to the older leases being extended at market rates lower than the old rates. We cannot give any assurance that as the older leases expire or as we add new tenants that rental rates will be equal to or above the current market rates. Also, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have a negative effect on our future financial condition, results of operations and cash flow.

Our Model Homes are typically leased for 2 to 3 years to the home developer on a triple net lease.  Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property.

Our self-storage properties are rented pursuant to rental agreements that are typically for no longer than six months in duration. The self-storage properties are located in markets having other self-storage properties. Competition with these other properties will impact the operating results of these properties, which depends materially on our ability to timely lease vacant self-storage units, to actively manage unit rental rates, and our tenants’ ability to make required rental payments. To be successful, we must be able to continue to respond quickly and effectively to changes in local and regional economic conditions by adjusting rental rates of these properties within their regional market in Southern California. We depend on websites, advertisements, flyers, etc. to secure new tenants to fill any vacancies.

We seek to diversify our portfolio by commercial real estate segments to reduce the adverse effect of a single under-performing segment, geographic market and/or tenant. We further supplement this at the tenant level through our credit review process, which varies by tenant class.  For example, our commercial and industrial tenants tend to be corporations or individual owned businesses.  In these cases, we typically obtain financial records, including financial statements and tax returns (depending on the circumstance), and run credit reports for any prospective tenant to support our decision to enter into a rental arrangement. We also typically obtain security deposits from these commercial entities. Our Model Home business partners are also typically substantial home developers with established credit histories. These tenants are subjected to financial review and analysis prior to us entering into a sales-leaseback transaction. Our ownership of the underlying property provides a further means to avoiding significant credit losses. Our self-storage tenants, on the other hand, are typically individuals or smaller businesses, and the underlying transaction size is much smaller due to the short-term nature of the rental agreements. We do not perform credit reviews for this customer class, instead relying on the small transaction size to avoid significant credit losses. Our agreements also give us the right to auction off the storage locker contents in instances in which payment has not been forthcoming.

SIGNIFICANT TRANSACTIONS IN 2014

Preferred Stock Financing - In August 2014, we closed on an offering of our Series B Preferred Stock. The financing, which will be funded in installments, should be completed no later than the one-year anniversary of the initial investment. We issued 16,600 shares of our Series B Preferred Stock for $16.6 million during 2014. These shares have a $0.01 par value and a $1,000 per share liquidation preference. The Series B Preferred Stock shall be redeemed through a cash payment equal to the face value of the shares outstanding at redemption. The return on these funds is 14% - 10% to be paid on a monthly basis, and the remaining 4% shall accrue and compound monthly and be payable at the redemption date. We expect to receive a total capital contribution of $40.0 million from this financing by the conclusion of the funding period. The proceeds of this financing are to be used for Series B Preferred investor approved property acquisitions. The Series B Preferred Stock is scheduled to be redeemed by the third anniversary of the closing date; however, we can extend the redemption date by up to two additional years.

Acquisitions - we acquired the following properties during 2014:

•          A 93,000 square foot, multi-tenant office building located in Bismarck, ND for $5.4 million dollars in May (through a cash payment of $2.0 million and the assumption of the existing loan on the property of $3.4 million). The property was 85% occupied at acquisition.

•          An 84,000 square foot, multi-tenant office building located in Lakewood, Colorado for $9.4 million in August (through a cash payment of $2.8 million and a promissory note totaling $6.6 million). The property was 82% occupied at acquisition.

•          A 110,000 square foot, multi-tenant office property located in Colorado Springs, Colorado for $15.5 million in December (through a cash payment of $5.2 million and a promissory note of $10.3 million).  The property is comprised of two buildings, and was 97% occupied at acquisition.

•          A 79,000 square foot, multi-tenant office property located in Centennial, Colorado was also acquired in December for $11.8 million (through a cash payment of $3.3 million and a promissory note of $8.5 million).  The property was 100% occupied at acquisition.

•          Also in December, a 44,000 square foot, multi-tenant retail property located in Colorado Springs, Colorado for $11.2 million (through a cash payment of $2.4 million, a promissory note of $8.4 million and $400,000 loan termination fee).  The property was 97% occupied at acquisition.

•          NetREIT Dubose, Dubose Model Home Investors #201 LP and Dubose Model Home Investors #202 LP acquired eighteen (18) Model Home properties in Pennsylvania and Arizona at various times during the year (and leased them back to the home builders). The purchase price for the properties totaled $4.2 million, consisting of cash payments of $1.7 million and promissory notes of $2.5 million.

Dispositions - We review our portfolio of investment properties for value appreciation potential on an on-going basis, and dispose of any properties that no longer satisfy our requirements in this regard. The proceeds from any such property sale, after repayment of any associated mortgage, are available for investing in properties that we believe will have a much greater likelihood of future price appreciation.

During 2014, we sold our Fontana Medical Plaza property for $4.1 million (this was a single tenant property acquired by us in 2009 in a joint venture in which we held a 51% interest), while NetREIT Dubose and our limited partnerships (DMHI #201 and DMHI #202) sold forty-five Model Home properties (upon the maturity of leases) for $20.9 million.

Debt transactions - During 2014, the Company originated approximately $36.4 million of promissory notes payable and assumed one promissory note of $3.4 million in connection with property acquisitions.  The originated notes bear interest at interest rates ranging from 4.3 to 4.5%. During 2014, the Company also refinanced approximately $10.9 million of existing debt with new debt of approximately $17.1 million, providing additional cash to invest in new acquisitions.  The new debt bears interest at an average rate of 4.7%, compared to 5.7% on the old debt, and, due to a four year interest-only provision, we were able to reduce our debt service costs on the refinanced obligations by approximately $67,000 per year. Although our aggregate debt outstanding increased due to acquisitions of new properties and the refinancing of existing debt, the weighted average interest rate of our non-Model Home property mortgages decreased to 4.9% at December 31, 2014 from 5.4% at December 31, 2013.

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

CRITICAL ACCOUNTING POLICIES

As a company primarily involved in owning income generating real estate assets, management considers the following accounting policies critical as they reflect our more significant judgments and estimates used in the preparation of our financial statements and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Real Estate Assets and Lease Intangibles. Land, buildings and improvements are recorded at cost, including tenant improvements and lease acquisition costs (including leasing commissions, space planning fees, and legal fees). We capitalize any expenditure that replaces, improves, or otherwise extends the economic life of an asset, while ordinary repairs and maintenance are expensed as incurred. We allocate the purchase price of acquired properties between the acquired tangible assets and liabilities (consisting of land, building, tenant improvements, land purchase options, and long-term debt) and identified intangible assets and liabilities (including the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and tenant relationships), based in each case on their respective fair values.

We allocate the purchase price to tangible assets of an acquired property based on the estimated fair values of those tangible assets assuming the building was vacant. Estimates of fair value for land, building and building improvements are based on many factors including, but not limited to, comparisons to other properties sold in the same geographic area and independent third party valuations. We also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair values of the tangible and intangible assets and liabilities acquired.

The value allocated to acquired lease intangibles is based on management’s evaluation of the specific characteristics of each tenant’s lease. Characteristics considered by management in allocating these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the remaining term of the lease and the tenant’s credit quality, among other factors.

The value allocable to the above-market or below-market market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease.

The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what we would have paid to a third party to secure a new tenant reduced by the expired term of the respective lease.

Impairment of Real Estate Assets.  We review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on our best estimate of the property’s discounted future cash flows.

Goodwill and Intangible Assets.  Intangible assets, including goodwill and lease intangibles, are comprised of finite-lived and indefinite-lived assets. Lease intangibles represents the allocation of a portion of the purchase price of a property acquisition representing the estimated value of in-place leases, unamortized lease origination costs, tenant relationships and land purchase options. Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. Indefinite-lived assets are not amortized.

We test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset.

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

Certain of our leases currently contain rental increases at specified intervals. We record as an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, Management determines to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review material deferred rent receivable, as it relates to straight-line rents, and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts, and write-off of the specific rent receivable. No such reserves related to deferred rent receivables have been recorded as of December 31, 2014 or 2013.

Income Taxes.  We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, for federal income tax purposes. To qualify as a REIT, we must distribute annually at least 90% of adjusted taxable income, as defined in the Code, to our stockholders and satisfy certain other organizational and operating requirements. As a REIT, no provision will be made for federal income taxes on income resulting from those sales of real estate investments which have or will be distributed to stockholders within the prescribed limits. However, taxes will be provided for those gains which are not anticipated to be distributed to stockholders unless such gains are deferred pursuant to Section 1031. In addition, we will be subject to a federal excise tax which equals 4% of the excess, if any, of 85% of ordinary income plus 95% of any capital gain net income over cash distributions, as defined. We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2014 and 2013, respectively.

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the years ended December 31, 2014 and 2013, all distributions were considered return of capital to the stockholders and therefore non-taxable because of our operating losses.

Fair Value Measurements. Certain assets and liabilities are required to be carried at fair value, or if long-lived assets are deemed to be impaired, to be adjusted to reflect this condition. The guidance requires disclosure of fair values calculated under each level of inputs within the following hierarchy:

Level 1 – Quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 – Inputs other than quoted process that are observable for the asset or liability, either directly or indirectly.

Level 3 – Unobservable inputs for the asset or liability.

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. Our cash equivalents, mortgage notes receivable, accounts receivable and payables and accrued liabilities all approximate fair value due to their short term nature. Management believes that the recorded and fair values of notes payable are approximately the same as of December 31, 2014 and 2013.

Depreciation and Amortization. The Company records depreciation and amortization expense using the straight-line method over the useful lives of the respective assets. The cost of buildings are depreciated over estimated useful lives of 39 years, the costs of improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease (which range from 1 to 10 years), and the cost of furniture, fixtures and equipment are depreciated over 4 to 5 years.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Our results of operations for 2014 and 2013 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense, general and administrative expense and depreciation and amortization will significantly increase in future periods as a result of the assets acquired over the last two years and as a result of anticipated growth through future acquisitions of real estate related investments.

Same-Property Operating Results

The table below presents the 2014 and 2013 operating results for the Company’s rental properties owned as of January 1, 2013 (with the exception noted below), thereby excluding the impact on our results of operations from the real estate properties acquired during 2014. The Company believes that this type of non-GAAP financial measure, when considered with our financial statements prepared in accordance with GAAP, is useful to investors to better understand the Company’s operating results. Properties are included in this analysis if they were owned and operated for the entirety of both periods being compared, except for our Lancaster and Casa Grande properties. These properties were exchanged for one-another in a like-kind exchange in the second quarter of 2013, and so have both been included in the following analysis. Same-property operating results should not be considered as an alternative to net income prepared in accordance with GAAP or as a measure of liquidity, Further, same-property operating results is a measure for which there is no standard definition and, as such, it is not consistently defined or reported on among the Company’s peers, and thus may not provide an adequate basis for comparison between REITs.

The following table summarizes certain components of same-property operating results for the years ended December 31, 2014 and 2013.

	Year Ended December 31,		Variance
Same - property operating results:	2014	2013	$	%
Rental revenues - Commercial properties	$16,242,554	$16,598,873	$ (356,319)	-2.1%
Rental revenues - Model Homes	2,075,839	2,964,248	$ (888,410)	-30.0%
Rental operating costs – Commercial properties	6,687,159	6,186,831	$ 500,328	8.1%
Rental operating costs – Model Homes	185,476	195,590	$ (10,114)	-5.2%
General and administrative – Commercial properties	3,879,237	3,700,635	$ 178,602	4.8%
General and administrative – Model Homes	1,676,696	1,743,021	$ (66,325)	-3.8%
Net operating income	$ 691,858	2,427,486	$(1,735,627)	-71.5%

Revenues.  Total revenue was $19.9 million for the year ended December 31, 2014, compared to $19.6 for the same period in 2013, an increase of $339,000 or 1.7%. The increase in rental income as reported in 2014 as compared to 2013 reflects:

•          A net increase in industrial and office properties rental income of $1.0 million as a result of the five property acquisitions we made during 2014.  The resulting $1.3 million increase in rental revenues arising from these new properties more than compensated for the decline in rental income owing to a non-recurring lease cancellation fee of $345,000 received in 2013.

•          Revenues from rentals of Model Homes decreased to $2.0 million in 2014 from $2.9 million in the prior year. The 30.0% decrease in rental revenues arose as a result of a reduction in the number of Model Homes that we owned in 2014 compared to the prior year. We owned 54 Model Homes at December 31, 2014 compared to 77 homes at December 31, 2013.

•          Self-storage revenue increased $140,000 during 2014, primarily as a result of additional revenues of approximately $95,000 generated from our Lancaster self-storage facility. This facility was acquired in May 2013; therefore our 2014 results reflect a full year of site revenue compared to eight months of site revenue included in our results of operations in 2013.

Rental Operating Costs.  Rental operating costs were $7.5 million for the year ended December 31, 2014 compared to $6.4 million for the same period in 2013, an increase of $1.1 million or 17.0%. Costs associated with properties acquired during 2014 accounted for $593,000 of this increase. Additionally, we experienced an increase in our costs at properties we owned during all of 2014 and 2013 due to an increase in third party on-site management fees ($171,000), additional repairs and maintenance costs ($95,000), an increase in janitorial expenses ($60,000), additional legal and accounting fees ($68,000) and an increase in the cost of unreimbursed utilities ($66,000).

Rental operating costs as a percentage of rental and fee income was 37.5% and 32.6% for the years ended December 31, 2014 and 2013, respectively, primarily due to the decline in Model Home rental revenues. Model Home rental operating costs as a percentage of rental and fee income was 8.9% and 6.6% for the years ended December 31, 2014 and 2013, respectively. Model Home rental operating costs are typically low as the leasees pay for all of the expenses related to the homes, including taxes and insurance. Although Model Home operating costs remained relatively consistent as a percentage of revenues, the decrease in the scope of Model Home business translated into an increase in our overall rental operating costs as a percentage of rental and fee income.

General and Administrative Expenses. General and administrative (“G&A”) expenses were $5.6 million for the year ended December 31, 2014, compared to $5.4 for the same period in 2013, representing an increase of $112,000 or 2.1%. While our overall G&A costs remained relatively unchanged, our federal income taxes increased by $430,000 at our taxable REIT subsidiaries due to the gains on the sales of model homes, which increase was partially offset by a decrease in compensation costs of $295,000 due to the reassignment of certain of our personnel to NTR Property Management, our in-house property management company (the costs of which are included in rental operating expenses).

Depreciation and Amortization. Depreciation and amortization expenses were $6.0 million for the year ended December 31, 2014, compared to $5.3 million for the same period in 2013, representing an increase of $740,000 or 13.9%. Depreciation costs associated with properties acquired during 2014 accounted for all of this increase.

Asset Impairments. We review the carrying value of each of our real estate properties annually to determine if circumstances indicate an impairment in the carrying value of these investments exists. During fiscal 2013, we recognized asset impairment charges on our Havana Parker and Morena Office Centre properties of $1.5 million and

$500,000, respectively. During fiscal 2014, we recognized an additional impairment charge of $950,000 for our Havana Parker property. These impairment charges reflect management’s estimate of the fair market value based on sales comps of like property in the same geographical area.

Interest Expense. Interest expense, including amortization of deferred finance charges, increased by $1.4 million, or 28.0%, to $6.5 million for the year ended December 31, 2014 compared to $5.1 million for the same period in 2013. The increase in interest expense was primarily the result of the preferred return on the Series B Preferred Stock issued in August 2014 of $776,000, and amortization of the deferred offering costs associated with that transaction. Additionally, we incurred interest costs of $269,000 as a result of our 2014 acquisitions of the Bismarck and Union Terrace properties. The interest expense for our other 2014 acquisitions was minimal due to the timing of the closing (they were acquired in late-December 2014). The weighted average interest rate on our outstanding debt was 4.9% as of December 31, 2014 compared to 5.1% as of December 31, 2013.

Gain on Sale of Real Estate Assets and Partnerships, net. For the year ended December 21, 2014, we had a gain on the sale of our Fontana Medical Center of $1.7 million, gains from the sales of Model Homes of $3.5 million and a loss on the sale of a land parcel of $0.1 million. For the year ended December 31, 2013, the Company had a net gain on the sale of the Casa Grande Apartments totaling $322,000 and gains from the sales of Model Homes totaling $1.3 million. In addition, in 2013 the Company also recognized gains from the liquidation of its interests in the two limited partnerships totaling $372,000.

Gain on Extinguishment of Debt. In December 2014, the Company and the lender for the Havana Parker Complex entered into to a loan modification agreement pursuant to which the lender agreed to reduce the outstanding loan balance on the property by $537,000 (from $3,037,000 to $2,500,000) and also agreed to defer a portion of the monthly interest on the loan until loan maturity. Under the modified agreement, interest only payments (at 2.5%) are due through in July 1, 2016, at which time all principal and the deferred interest are due. The Company has the option to extend the loan maturity date for one additional year in exchange for making a one-time payment of $100,000 (which will be applied to outstanding principal).

LIQUIDITY AND CAPITAL RESOURCES

Overview

As discussed above under Economic Environment, during 2014, there have been signs of economic improvement and stabilization in the equity markets. We expect the market turbulence could continue in the commercial real estate arena due to the uncertainties previously discussed. We believe that as a result of the trends, new mortgage financing will continue remain less favorable in terms of loan amount to value as pre-recession days, which may negatively impact our ability to finance future acquisitions. Long-term interest rates remain relatively low by historical standards but we anticipate that interest rates will increase during the next couple years.  On the other hand, we believe the negative trends in the mortgage markets for smaller properties and in some geographic locations have reduced property prices and may, in certain cases, reduce competition for those properties.

Our future sources of liquidity include existing cash and cash equivalents, cash flows from operations, new mortgages on our unencumbered properties, refinancing of existing mortgages, future sales of our Series B Preferred Stock (as described below) and the possible sale of additional equity/debt securities. Our available liquidity at December 31, 2014 included cash and cash equivalents of $5.6 million, as well as our potential borrowing capacity under potential credit facilities such as a revolving line of credit or from mortgages on unencumbered properties and refinancing of mortgages with low debt to value. We do not have a revolving line of credit at the current time, and we cannot guarantee that we will be able to consummate a line of credit in the near future, but we have been exploring the possibilities of obtaining such a line of credit. We also do not have any commitments or other arrangements with any financial institution to borrow any amounts in the form of mortgages on currently unencumbered properties or through refinancing existing mortgages and we cannot be certain that a financial institution would ultimately provide such financing, but we estimate that such borrowings represent additional borrowing capacity of approximately $12.5 million. During 2014, for example, we refinanced approximately $10.9 million of existing debt with new debt of approximately $17.1 million.  The new debt bears interest at an average rate of 4.7% compared to 5.7% on the old debt and, due to a four year interest-only provision, our annual debt service costs decreased by $67,000 as a result of this transaction. We are currently working with an institution to refinance an existing mortgage with an outstanding principal balance of approximately $3.0 million with interest at 5.6% with a new mortgage of $6.0 million with interest at 4.5%.  We expect this refinancing to close in the next quarter.

Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvement, paying lease commissions and the payment of a competitive distribution to our stockholders. We also are actively seeking investments that are likely to produce income in order to pay distributions as well as long-term gains for our stockholders. To ensure that we are able to effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages and funding for our distributions to stockholders. During the year ended December 31, 2014, our principal debt service and the cash portion of the distributions to our shareholders’ was $8.6 million, while the net cash provided by our operating activities totaled $4.0 million. The remainder of the distribution was covered by proceeds from sales of real estate assets. We believe that the cash flow from our existing portfolio, distributions from joint ventures in Model Home partnerships and our anticipated acquisitions (when operational for the full term) will be sufficient to fund our near term operating costs, fund the debt service costs on our existing mortgages, and fund the cash portion of distribution to stockholders at the current rate. However, if our cash flow from operating activities is not sufficient to fund our short term liquidity needs, including the payment of cash dividends at current rates to our stockholders, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness or we will reduce the rate of distribution to the stockholders.

Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments. We believe that the $23.4 million available from the sale of preferred stock as discussed below along with the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs.  We are continually reviewing our existing portfolio for properties that have met maximized short and long term potential with the intent of selling those properties and reinvesting the proceeds in properties that have equivalent or better short term benefits and better long term potential.  We expect to obtain additional cash in connection with refinancing of maturing mortgages and assumption of existing debt collateralized by some or all of our real property in the future to meet our long-term liquidity needs.  If we are unable to arrange a line of credit, borrow on unencumbered properties, or sell securities to the public we may not be able to acquire additional properties to meet our long-term objectives.

Cash and Cash Equivalents

At December 31, 2014, we had approximately $5.6 million in cash and cash equivalents compared to approximately $10.2 million at December 31, 2013. Our cash and cash equivalents are held in bank accounts at third party institutions and consist of invested cash and cash in our operating accounts.  During 2014 and 2013, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $3.0 million of our cash balance is intended for capital expenditures on existing Properties. We intend to use the remainder of our existing cash and cash equivalents for acquisitions, general corporate purposes and distributions to our stockholders.

Series B Preferred Stock

In August 2014, the Company closed on an offering of our Series B Preferred Stock.  We expect to receive a total capital contribution of $40.0 million from this financing by the conclusion of the funding period. An initial investment of $16.6 million was made at the close of the transaction, and an additional investment of $23.4 million will be made on or before the one year anniversary of the initial investment. We believe that the remaining proceeds from this offering will allow us to increase the size of our property portfolio by approximately $78.0 million. We will continue to seek acquisitions or properties for equity in a DownREIT structure.  Our ability to access equity markets is dependent on a number of factors including general market conditions for the REIT industry and market perception of our Company.

Secured Debt

As of December 31, 2014, NetREIT had mortgage notes payable in the aggregate principal amount of $116.2 million, collateralized by a total of 26 properties with loan terms at issuance ranging from 3 to 30 years.  The weighted-average interest rate on the mortgage notes payable as of December 31, 2014 was approximately 5.0%, and our debt to book value on these properties was approximately 63.0%.

As of December 31, 2014, NetREIT Dubose, and related entities, had 54 fixed-rate mortgage notes payable in the aggregate principal amount of $7.7 million, collateralized by a total of 54 Model Home properties. These loans generally have a term at issuance of three to five years.  The average balance outstanding and the weighted-average interest rate on these mortgage loans are $321,000 and 5.2%, respectively, as of December 31, 2014. Our debt to net book value on these properties is approximately 57.0%. The Company has guaranteed these promissory notes.  The balloon principal payments on the notes payable are in 2016 and 2019, and are typically tied to the end of the lease and the sale of the Model Home properties securing the debt.

Despite the disruptions in the debt market discussed in "Overview" above, we have been able to refinance maturing debts before scheduled maturity dates and we have also not experienced any unusual difficulties financing our acquisitions.

Cash Flows for the Years Ended December 31, 2014 and 2013

Operating Activities: Net cash provided by operating activities was essentially unchanged in comparison to the prior year – cash flow from operations of $4.4 million for 2014 compared to cash flow from operations of $4.1 million for 2013. We anticipate that with the recent acquisitions and the future anticipated acquisitions, the cash provided by operating activities will cover the cash portion of our distributions to stockholders in the future.

Investing Activities: Net cash used in investing activities was $42.3 million for the year ended December 31, 2014, compared to net cash used of $0.2 million during the same period in 2013. The increase in net cash used in the current year was primarily due to the acquisitions of the five properties for $53.3 million and the acquisition of 18 Model Homes for an aggregate purchase price of $5.7 million. Results for 2013 include the acquisition of our Lancaster property and five Model Homes for $5.3 million. During 2013, our investment activities were curtailed due to the time we spent on a very large portfolio of office buildings, only to lose out on the opportunity after six months of due diligence and negotiations.  Hence, we only acquired one non-Model Home property for $3.6 million. These uses of funds were offset by the proceeds received on sales of real estate of $22.3 million from the sale of the Fontana Medical Plaza property and 34 Model Homes in 2014, compared to proceeds received on sales of real estate of $11.5 million from the sale of the Casa Grande apartments and 31 Model Homes in 2013.

We anticipate that the acquisitions of both the non-Model Home properties and of Model Homes will increase during 2015 and thereafter. Future acquisitions by the Company will depend on funds available from cash on hand and the proceeds from the issuance of our Series B Preferred Stock and from the sale of existing properties. Future acquisitions of Model Homes will depend on the availability of Model Homes from developers at acceptable prices.

We currently project that we could spend up to $3.0 million on capital improvements, tenant improvements and leasing costs for properties within our portfolio during 2015. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on gross capital expenditures during 2015 as compared to 2014 due to rising construction costs and the anticipated increase in property acquisitions in 2015. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities: Net cash provided by financing activities in 2014 was $33.7 million compared to cash used of $4.5 million for the comparable prior year period. The increase in cash flow in the current year was primarily attributable to net inflow of $36.4 million from new mortgage and debt refinancing activity and the net cash inflow of $13.9 million from the sale of Series B Preferred Stock, offset by the net cash outflow of $1.6 million used to redeem preferred shares. Net cash flows associated with noncontrolling interests also adversely impacted our operations by $11.1 million (a net cash outflow of $7.5 million during 2014 (primarily due to special distributions of stemming from two years of high Model Home sales activity) compared to a net cash inflow of $3.6 million in 2013 (due to capital raising activities of the Model Home entities).

We anticipate mortgaging one unencumbered property and increasing mortgages balances in connection with refinancing debt maturing in 2015 on several other properties (during the next two years) to provide additional funds for financing activities. These properties have an estimated market value of approximately $33.3 million and mortgage obligations of $10.8 million, which we believe will allow us to increase our net borrowings by approximately $12.5 million. In addition, we expect that we will generate approximately $23.4 million from the planned issuance of Series B Preferred Stock. We anticipate using the cash so provided to acquire approximately $120.0 million of new properties. We are also pursuing other sources of capital either through a line of credit facility or the possible sale of additional equity/debt securities to provide resources to pursue future acquisitions.

On February 6, 2015, we entered into an Agreement of Purchase and Sale and Joint Escrow Instructions to sell 100% of our Sparky’s Self-Storage Portfolio, as defined in the Purchase Agreement, for a purchase price of approximately $36.3 million to an unaffiliated third party purchaser. The Self-Storage Portfolio is a portfolio of seven self-storage properties located in San Bernardino County, California. The Buyer is currently conducting due diligence on the Self-Storage Portfolio during an initial 55-day inspection period.  Initially, the Buyer escrowed a deposit in the amount of $500,000.  At the expiration of the due diligence period, an additional $500,000 deposit will be due, and the total deposit will become non-refundable and will be applied to the purchase price at closing. The sale of the Self-Storage Portfolio is subject to the fulfillment of certain closing conditions and other terms and conditions customary for real estate transactions.  There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that the Self-Storage Portfolio will be sold. Assuming that outstanding contingencies are satisfied, we anticipate that the closing of the Self-Storage Portfolio sale will take place in the second quarter of 2015. We expect that the net proceeds from this transaction will be redeployed into our property portfolio.

Off-Balance Sheet Arrangements

As of December 31, 2014, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

Non-GAAP Supplemental Financial Measures:

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

The following table presents our FFO for the years ended December 31, 2014 and 2013.

Year Ended December 31,	2014	2013
Net loss	$(4,045,683)	$(4,089,094)
Adjustments:
Income attributable to noncontrolling interests	3,192,082	1,566,023
Depreciation and amortization	6,049,385	5,309,560
Asset impairments	950,000	2,000,000
Gain on sale of real estate assets	(5,120,699)	(1,992,754)
FFO	$1,025,085	$2,793,735

No conclusion or comparisons should be made from the presentation of these figures.

Modified Funds From Operations (“MFFO”)

We define MFFO, a non-GAAP measure, consistent with the Investment Program Association’s (“IPA”) Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REIT Modified Funds From Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above-market and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above-market and below-market leases, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

The following table presents our MFFO for the years ended December 31, 2014 and 2013.

Years ended December 31,	2014	2013
Funds from operations	$$1,025,085	$$2,793,735
Adjustments:
Straight line rent adjustment	376,661	329,510
Above-market and below-market rents	(156,257)	(168,511)
Lease commission amortization	393,322	396,760
Finance charge amortization	417,723	297,312
Acquisition costs	163,429	109,861
MFFO	$$2,219,963	$$3,758,667

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal  Control — Integrated Framework, our Management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

ITEM 9B. OTHER information

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Stockholders is presently scheduled to be held on June 12, 2015.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED StockHOLDER MATTERS

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements - the following documents are filed as part of this report:

• Report of Independent Registered Public Accounting Firm
• Consolidated Balance Sheets as of December 31, 2014 and 2013
• Consolidated Statements of Operations for the years ended December 31, 2014 and 2013
• Consolidated Statements of Equity for the years ended December 31, 2014 and 2013
• Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013
• Notes to Consolidated Financial Statements

(2) Financial Statement Schedules - the following documents are filed as part of this report:

• Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization as of December 31, 2014

All other financial statement schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(3) Exhibits - an index to the Exhibits as filed as part of this Form 10-K is set forth below.

Number	Description
2.1

Plan and Agreement of Merger, by and between NetREIT, Inc., a Maryland corporation, and NetREIT, a California corporation, dated as of July 30, 2010 (incorporated by reference to Exhibit 2.01 to NetREIT’s Report on Form 8-K filed August 10, 2010).

2.2

Agreement of Purchase & Sale, between NetREIT, Inc. and Mullrock 3 Murphy Canyon, LLC, dated as of July 12, 2010 (incorporated by reference to Exhibit 2.1 to NetREIT’s Report on Form 8-K filed August 13, 2010).

3.1

Articles of Amendment and Restatement of the Articles of Incorporation of NetREIT, dated as of July 30, 2010 (incorporated by reference to Exhibit 3.01 to NetREIT’s Report on Form 8-K filed August 10, 2010).

3.2	Amended and Restated Bylaws of NetREIT, Inc. (incorporated by reference to Exhibit 3.02 to NetREIT’s Report on Form 8-K filed August 10, 2010).

3.3

Articles of Merger filed with the Maryland State Department of Assessments and Taxation and the California Secretary of State on August 4, 2010 (incorporated by reference to Exhibit 3.03 to NetREIT’s Report on Form 8-K filed August 10, 2010).

3.4	Articles of Incorporation filed January 28, 1999 (incorporated by reference to Exhibit 3.1 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

3.5	Certificate of Determination of Series AA Preferred Stock filed April 4, 2005 (incorporated by reference to Exhibit 3.2 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

3.6	Bylaws of NetREIT (incorporated by reference to Exhibit 3.3 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

3.7	Audit Committee Charter (incorporated by reference to Exhibit 3.4 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

3.8	Compensation and Benefits Committee Charter (incorporated by reference to Exhibit 3.5 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

3.9	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 3.6 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

3.10	Principles of Corporate Governance of NetREIT (incorporated by reference to Exhibit 3.7 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

4.2	Form of Series AA Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

4.3	Registration Rights Agreement 2005 (incorporated by reference to Exhibit 4.3 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed September 5, 2008).

4.4	Registration Rights Agreement 2007 (incorporated by reference to Exhibit 4.4 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed September 5, 2008).

10.1	1999 Flexible Incentive Plan (incorporated by reference to Exhibit 10.1 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

10.2	NetREIT Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.2 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

10.3	Form of Property Management Agreement (incorporated by reference to Exhibit 10.3 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

10.4	Option Agreement to acquire CHG Properties (incorporated by reference to Exhibit 10.4 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

10.5	Employment Agreement as of April 20, 1999 by and between the Company and Jack K. Heilbron (incorporated by reference to Exhibit 10.5 to NetREIT’s Report on Form 10-12G/A filed June 26, 2009).

10.6	Employment Agreement as of April 20, 1999 by and between the Company and Kenneth W. Elsberry (incorporated by reference to Exhibit 10.6 to NetREIT’s Report on Form 10-12G/A filed June 26, 2009).

10.7	Loan Assumption and Security Agreement, and Note Modification Agreement (incorporated by reference to Exhibit 10.7 to NetREIT’s Report on Form 8-K filed August 27, 2009).

10.8	Promissory Note (incorporated by reference to Exhibit 10.8 to NetREIT’s Report on Form 8-K filed August 27, 2009).

10.9	Loan Agreement by and Between Jackson National Life Insurance Company and NetREIT Inc. (incorporated by reference to Exhibit 10.9 to NetREIT’s Report on Form 8-K filed August 27, 2010).

10.10	Fixed Rate Promissory Note Between Jackson National Life Insurance Company and NetREIT Inc. (incorporated by reference to Exhibit 10.10 to NetREIT’s Report on Form 8-K filed August 27, 2010).

10.11	Employment Agreement for Mr. Heilbron Effective as of January 1, 2011 (incorporated by reference to Exhibit 10.11 to NetREIT’s Report on Form 8-K filed January 24, 2011).

10.12	Employment Agreement for Mr. Elsberry Effective as of January 1, 2011 (incorporated by reference to Exhibit 10.12 to NetREIT’s Report on Form 8-K filed January 24, 2011).

10.13	Employment Agreement for Mr. Dubose Effective as of January 1, 2011 (incorporated by reference to Exhibit 10.13 to NetREIT’s Report on Form 8-K filed January 24, 2011).

10.14	Purchase & Sale Agreement and Joint Escrow Instructions to acquire Dakota Bank Building (incorporated by reference to Exhibit 10.14 to NetREIT’s Report on Form 8-K filed February 3, 2011)

10.15	Promissory Note - Dakota Bank Buildings (incorporated by reference to Exhibit 10.15 to NetREIT’s Report on Form 8-K/A filed May 31, 2011).

10.16	Mortgage, Security Agreement and Fixture Financing Statement - Dakota Bank Buildings (incorporated by reference to Exhibit 10.16 to NetREIT’s Report on Form 8-K/A filed May 31, 2011).

10.17	Property Contribution Agreement and Joint Escrow Instructions- Port of San Diego Complex (incorporated by reference to Exhibit 10.17 to NetREIT’s Report on Form 8-K filed September 12, 2011).

10.18	First Amended and Restated NetREIT National City Partners, LP Limited Partnership Agreement (incorporated by reference to Exhibit 10.18 to NetREIT’s Report on Form 8-K filed December 30, 2011).

10.19	Assumption Agreement - NetREIT National City Partners, LP (incorporated by reference to Exhibit 10.19 to NetREIT’s Report on Form 8-K filed December 30, 2011).

10.20	Agreement and Plan of Merger between the Company and C I Holding Group, Inc. (incorporated by reference to Exhibit 10.23 to NetREIT’s Report on Form 8-K filed February 6, 2013).

10.21	NetREIT National City Partners LP Promissory Note (incorporated by reference to Exhibit 10.24 to NetREIT’s Report on Form 8-K filed March 5, 2013).

10.22	NetREIT National City Partners LP Deed of Trust (incorporated by reference to Exhibit 10.25 to NetREIT’s Report on Form 8-K filed March 5, 2013).

10.23

Preferred Stock Purchase Agreement dated as of August 4, 2014, by and between NetREIT, Inc., and PFP III Sub II, LLC (incorporated by reference to Exhibit 10.23 to NetREIT’s Report on Form 8-K filed August 8, 2014).

10.24	Investor Agreement dated as of August 4, 2014, by and between NetREIT, Inc., and PFP III Sub II, LLC (incorporated by reference to Exhibit 10.24 to NetREIT’s Report on Form 8-K filed August 8, 2014).

10.25	Articles Supplementary filed on August 4, 2014 (incorporated by reference to Exhibit 10.26 to NetREIT’s Report on Form 8-K filed August 8, 2014).

10.26	Amendment No. 1 to Amended and Restated Bylaws of NetREIT, Inc. effective as of August 8, 2014 (incorporated by reference to Exhibit 10.27 to NetREIT’s Report on Form 8-K filed August 8, 2014).

10.27	Specimen Certificate for NetREIT, Inc. Series B Preferred Stock (incorporated by reference to Exhibit 10.28 to NetREIT’s Report on Form 8-K filed August 8, 2014).

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm *

31.1

Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.3	Certification of principal Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* FILED HEREWITH

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack K. Heilbron	Director, Chairman of the Board and Chief Executive Officer	March 30, 2015
Jack K. Heilbron	(Principal Executive Officer)

/s/ Kenneth W. Elsberry	Director and Chief Financial Officer	March 30, 2015
Kenneth W. Elsberry	(Principal Accounting Officer)

/s/ William H. Allen	Director,	March 30, 2015
William H. Allen

/s/ David T. Bruen	Director	March 30, 2015
David T. Bruen

/s/ Shirley Y. Bullard	Director	March 30, 2015
Shirley Y. Bullard

/s/ Larry G. Dubose	Director, Executive Vice President – Model Homes Division	March 30, 2015
Larry G. Dubose

/s/ Sumner J. Rollinns	Director	March 30, 2015
Sumner J. Rollings

/s/ ThomasE. Schwartz	Director	March 30, 2015
Thomas E. Schwartz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of NetREIT, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of NetREIT, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity and cash flows for each of the two years in the period ended December 31, 2014. Our audits also included the financial statement schedule in Item 15 (a), Schedule III – Real Estate and Accumulated Depreciation and Amortization. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetREIT, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 30, 2015

NetREIT, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS
Real estate assets and lease intangibles:
Land	$47,681,450	$41,882,217
Buildings and improvements	154,098,293	128,085,648
Tenant improvements	13,164,998	7,344,151
Lease intangibles	9,793,814	5,411,279
Real estate assets and lease intangibles, cost	224,738,555	182,723,295
Accumulated depreciation and amortization	(26,540,852)	(22,492,171)
Real estate assets and lease intangibles, net	198,197,703	160,231,124
Cash and cash equivalents	5,636,002	10,207,001
Restricted cash	4,086,498	1,355,277
Deferred leasing and financing costs, net	3,081,223	2,649,273
Goodwill	2,423,000	2,423,000
Other assets, net	7,200,512	5,155,669

TOTAL ASSETS	$220,624,938	$182,021,344

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$123,899,298	$89,551,724
Accounts payable and accrued liabilities	6,631,804	4,585,120
Dividends payable	997,175	1,240,455
Below-market rent, net	960,328	775,962
Mandatorily redeemable Series B Preferred Stock, $0.01 par value, $1,000 liquidating preference; shares authorized: 40,000; shares issued and outstanding at December 31, 2014 and 2013: 16,600 and none, respectively	16,600,000	-
Total liabilities	149,088,605	96,153,261

Commitments and contingencies

Equity:
Convertible Series AA preferred stock, $0.01 par value, $25 liquidating preference; shares authorized: 1,000,000; no shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	-	-
Redeemable convertible Series 6.3% preferred stock, $0.01 par value, $1,000 liquidating preference; shares authorized: 10,000; shares issued and outstanding at December 31, 2014 and 2013: none and 1,649, respectively	-	16
Common stock - Series A, $0.01 par value; shares authorized: 100,000,000; shares issued and outstanding at December 31, 2014 and 2013: 16,887,377 and 16,473,674, respectively	168,874	164,737
Additional paid-in capital	143,715,876	141,494,883
Dividends in excess of accumulated losses	(83,150,866)	(71,226,974)
Total stockholders' equity before noncontrolling interest	60,733,884	70,432,662
Noncontrolling interest	10,802,449	15,435,421
Total equity	71,536,333	85,868,083

TOTAL LIABILITIES AND EQUITY	$220,624,938	$182,021,344

See Notes to Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year ended December 31,
	2014	2013
Revenues:
Rental income	$19,458,581	$19,181,530
Fee and other income	443,829	381,592
Total revenues	19,902,410	19,563,122

Costs and expenses:
Rental operating costs	7,465,658	6,382,425
General and administrative	5,555,449	5,443,652
Depreciation and amortization	6,049,385	5,309,560
Real estate asset impairments	950,000	2,000,000
Total costs and expenses	20,020,492	19,135,637

(Loss) income from operations	(118,082)	427,485

Other income (expense):
Interest expense	(6,478,976)	(5,059,912)
Interest income	85,806	116,602
Gain on sales of real estate and partnerships, net	5,120,699	1,992,754
Gain on extinguishment of debt	536,952	-
Total other expense, net	(735,519)	(2,950,556)

Net loss	(853,601)	(2,523,071)
Less: Income attributable to noncontrolling interests	(3,192,082)	(1,566,023)
Net loss attributable to common shareholders	$(4,045,683)	$(4,089,094)

Basic and diluted net loss per common share	$(0.24)	$(0.25)

Weighted average common shares outstanding - basic and diluted	16,798,232	16,170,865

See Notes to Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries
Consolidated Statements of Equity

	Series 6.3%				Additional	In Excess of	Total	Non-
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Controlling	Total
	Shares		Shares		Capital	Losses	Equity	Interest	Equity

Balance at December 31, 2012	1,649	$16	$15,767,417	$157,674	$134,884,312	$(58,337,457)	$76,704,545	$10,678,123	$87,382,668
Net income (loss)	-	-	-	-	-	(4,089,094)	(4,089,094)	1,566,023	(2,523,071)
Vesting of restricted stock	-	-	56,038	560	481,370	-	481,930	-	481,930
Stock issued for acquisition of CHG	-	-	200,000	2,000	1,898,000	-	1,900,000	-	1,900,000
Stock issued for acquisition of DMHU	-	-	38,752	388	332,881	-	333,269	-	333,269
Repurchase of common stock	-	-	(4,882)	(48)	(34,124)	-	(34,172)	-	(34,172)
Dividends paid/reinvested	-	-	313,017	3,130	2,951,827	(6,578,318)	(3,623,361)	-	(3,623,361)
Dividends declared/reinvested	-	-	103,332	1,033	980,617	(2,222,105)	(1,240,455)	-	(1,240,455)
Contributions from noncontrolling
interest, net of distributions paid	-	-	-	-	-	-	-	3,191,275	3,191,275

Balance at December 31, 2013	1,649	16	16,473,674	$164,737	$141,494,883	$(71,226,974)	$70,432,662	$15,435,421	$85,868,083

Net income (loss)	-	-	-	-	-	(4,045,683)	(4,045,683)	3,192,082	(853,601)
Vesting of restricted stock	-	-	51,115	511	455,308	-	455,819	-	455,819
Repurchase of preferred stock
from related parties	(1,649)	(16)	-	-	(1,649,250)	-	(1,649,266)	-	(1,649,266)
Common stock issued to related party	-	-	39,806	398	312,394	-	312,792	-	312,792
Repurchase of common stock	-	-	(6,579)	(66)	(47,128)	-	(47,194)	-	(47,194)
Repurchase of common stock
from related parties	-	-	(21,000)	(210)	(164,808)	-	(165,018)	-	(165,018)
Dividends paid/reinvested	-	-	277,660	2,777	2,624,536	(6,190,366)	(3,563,053)	-	(3,563,053)
Dividends declared/reinvested	-	-	72,701	727	689,941	(1,687,843)	(997,175)	-	(997,175)
Contributions from noncontrolling
interest, net of distributions paid	-	-	-	-	-	-	-	(7,825,054)	(7,825,054)

Balance at December 31, 2014	-	-	16,887,377	$168,874	$143,715,876	$(83,150,866)	$60,733,884	$10,802,449	$71,536,333

See Notes to Consolidated Financial Statements.

NetREIT, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(853,601)	$(2,523,071)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,049,385	5,309,560
Stock compensation	455,819	481,930
Bad debt expense	122,121	104,555
Real estate asset impairments	950,000	2,000,000
Gain on sales of real estate assets and partnerships, net	(5,120,699)	(1,992,754)
Gain on extinguishment of debt	(536,952)	-
Amortization of financing costs	417,724	191,852
Changes in operating assets and liabilities:
Other assets	674,338	(257,338)
Accounts payable and accrued liabilities	2,046,684	791,618
Below-market rent	184,366	28,048
Net cash provided by operating activities	4,389,185	4,134,400

Cash flows from investing activities:
Real estate acquisitions	(59,275,783)	(7,839,389)
Building and tenant improvements	(2,567,027)	(2,857,010)
Deferred leasing costs	(407,261)	(754,674)
Proceeds from sales of real estate assets	22,287,463	11,535,936
Increase in restricted cash	(2,731,221)	(242,154)
Net cash used in investing activities	(42,693,829)	(157,291)

Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	56,859,919	24,211,432
Repayment of mortgage notes payable	(22,811,129)	(27,492,272)
Proceeds from issuance of mandatorily redeemable preferred stock, net of offering costs	13,862,103	-
Repurchase of common stock	(212,212)	(34,172)
Redemption of Series 6.3% preferred stock	(1,649,266)	-
Contributions received from noncontrolling interests in excess of distributions paid	(7,512,262)	3,563,920
Dividends paid	(4,803,508)	(4,765,552)
Net cash provided by (used in) financing activities	33,733,645	(4,516,644)

Net decrease in cash and cash equivalents	(4,570,999)	(539,535)
Cash and cash equivalents - beginning of year	10,207,001	10,746,536
Cash and cash equivalents - end of year	$5,636,002	$10,207,001

Supplemental disclosure of cash flow information:
Interest paid -mortgage notes payable	$6,477,096	$4,805,628

Non-cash financing activities:
Reinvestment of cash dividend	$3,314,477	$3,981,651
Accrual of dividend payable	$997,175	$1,229,328
Conversion of partnership interests into common stock	$165,018	$333,269
Stock issued for acquisition of CHG Properties	$-	$1,900,000

See Notes to Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization. NetREIT (the “Company”) was incorporated in the State of California in January 1999 for the purpose of investing in real estate properties. Effective August 2010, NetREIT merged into NetREIT, Inc., a Maryland Corporation, with NetREIT, Inc. becoming the surviving Corporation. As a result of the merger, NetREIT is now incorporated in the State of Maryland. The Company qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and commenced operations with capital provided by its private placement offering of its equity securities in 1999.

The following partnership activity occurred during the periods covered by these consolidated financial statements:

•          The Company is the sole General Partner in three limited partnerships (NetREIT Palm Self-Storage LP, NetREIT Casa Grande LP and NetREIT Garden Gateway LP), all with ownership in real estate income producing properties. The Company refers to these entities collectively, as the “NetREIT Partnerships”.

•          The Company is a limited partner in three partnerships that purchase and leaseback Model Homes from developers (“Dubose Model Home Investors #201, LP”, “Dubose Model Homes Investors #202, LP”, and “NetREIT Dubose Model Home REIT, LP”). The Company refers to these entities collectively, as the “Model Home Partnerships”.

•          The Company had previously been a limited partner in a number of Model Home partnerships, the last of which (Dubose Acquisition Partners II, Dubose Model Home Income Fund #3, LTD., Dubose Model Home Income Fund #4, LTD., and Dubose Model Home Investors Fund #113, LP) sold all of their Model Home assets and were dissolved before the end of 2014. These entities were referred to as the “Income Funds”.

The Company has determined that the entities described above, where it owns less than 100%, should be included in the Company’s consolidated financial statements as the Company directs their activities and believes that it exercises significant control over these limited partnerships through NetREIT, the Parent Company.

Unit-based information used herein (such as references to square footage or property occupancy rates) is unaudited.

Segments. The Company acquires and operates income producing properties including office properties, residential properties, retail properties and self-storage properties and invests in real estate assets, including real estate loans and, as a result, the Company operates in five business segments. See Note 12 “Segments”.

Customer Concentration. Concentration of credit risk with respect to accounts receivable is limited due to the large number of tenants comprising the Company’s rental revenue. No single tenant accounted for 10% or more of total rental income for the years ended December 31, 2014 and 2013.

2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of NetREIT and its subsidiaries, NetREIT Advisors, LLC and Dubose Advisors LLC (collectively, the “Advisors”), and NetREIT Dubose Model Home REIT, Inc. The consolidated financial statements also include the results of the NetREIT Partnerships, the Model Home Partnerships, NetREIT National City Partners, LP, and for 2013, the Income Funds.  As used herein, references to the “Company” include references to NetREIT, its subsidiaries, the Advisors, the Partnerships and the Income Funds. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company classifies the noncontrolling interests in the NetREIT Partnerships as part of consolidated net loss in 2014 and 2013, and includes the accumulated amount of noncontrolling interests as part of equity from the NetREIT Partnerships inception in February 2010. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interest will be remeasured, with the gain or loss reported in the statement of operations. Management has evaluated the noncontrolling interests and determined that they do not contain any redemption features.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allocation of purchase price paid for property acquisitions between land, building and intangible assets acquired including their useful lives; valuation of long-lived assets, and the allowance for doubtful accounts, which is based on an evaluation of the tenants’ ability to pay. Actual results may differ from those estimates.

Real Estate Assets and Lease Intangibles. Land, buildings and improvements are recorded at cost, including tenant improvements and lease acquisition costs (including leasing commissions, space planning fees, and legal fees). The Company capitalizes any expenditure that replaces, improves, or otherwise extends the economic life of an asset, while ordinary repairs and maintenance are expensed as incurred. The Company allocates the purchase price of acquired properties between the acquired tangible assets and liabilities (consisting of land, building, tenant improvements, land purchase options, and long-term debt) and identified intangible assets and liabilities (including the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and tenant relationships), based in each case on their respective fair values.

The Company allocates the purchase price to tangible assets of an acquired property based on the estimated fair values of those tangible assets assuming the building was vacant. Estimates of fair value for land, building and building improvements are based on many factors including, but not limited to, comparisons to other properties sold in the same geographic area and independent third party valuations. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair values of the tangible and intangible assets and liabilities acquired.

The value allocated to acquired lease intangibles is based on management’s evaluation of the specific characteristics of each tenant’s lease. Characteristics considered by management in allocating these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the remaining term of the lease and the tenant’s credit quality, among other factors.

The value allocable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net reduction in rental income of approximately $156,000 and $197,000 for the years ended December 31, 2014 and 2013, respectively.

The value of in-place leases, unamortized lease origination costs and tenant relationships are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $362,000 and $456,000 for years ended December 31, 2014 and 2013, respectively.

Impairment of Real Estate Assets. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. During fiscal 2013, the Company determined that an impairment existed in two of its properties and, as a result, recorded asset impairment charges of $2.0 million. During fiscal 2014, the Company determined that an additional impairment existed in one of its properties and, as a result, recorded an asset impairment of $950,000.

Intangible Assets.  Intangible assets, including goodwill and lease intangibles, are comprised of finite-lived and indefinite-lived assets. Lease intangibles represents the allocation of a portion of the purchase price of a property acquisition representing the estimated value of in-place leases, unamortized lease origination costs, tenant relationships and land purchase options. Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. Indefinite-lived assets are not amortized. Amortization  expense of intangible assets that are not deemed to have an indefinite useful life was approximately $608,000 and $531,000, respectively, for the years ended December 31, 2014 and 2013 and is included in depreciation and amortization in the accompanying consolidated statements of operation.

The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed to exist at December 31, 2014 and 2013.

Depreciation and Amortization. The Company records depreciation and amortization expense using the straight-line method over the useful lives of the respective assets. The cost of buildings are depreciated over estimated useful lives of 39 years, the costs of improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease (which range from 1 to 10 years), and the cost of furniture, fixtures and equipment are depreciated over 4 to 5 years. Depreciation expense for the years ended December 31, 2014 and 2013 was approximately $5.0 million and $4.5 million, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations.

Cash and Cash Equivalents. The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. At December 31, 2014, the Company had approximately $2.7 million in deposits in financial institutions that were above the federally insurable limits.

Restricted Cash. Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are primarily for escrow funds for payment of property taxes.

Tenant Receivables. The Company periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company maintains an allowance for deferred rent receivable that arises from straight-lining of rents. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates. At December 31, 2014 and 2013, the balance of allowance for possible uncollectible tenant receivables included in other assets, net in the accompanying consolidated balance sheets was approximately $66,000 and $115,000, respectively.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At December 31, 2014 and 2013, the Company had net deferred leasing costs of approximately $1,333,000 and $1,465,000, respectively, which are included in deferred leasing and financing costs, net in the accompanying consolidated balance sheets. Total amortization expense for the year ended December 31, 2014 and 2013 was approximately $393,000 and $321,000, respectively and is included in interest expense in the accompanying consolidated statements of operations.

Deferred Financing Costs. Costs incurred, including legal fees, origination fees, and administrative fees, in connection with debt financing are capitalized as deferred financing costs and are amortized using the straight-line method, which approximates the effective interest method, over the contractual term of the respective loans. At December 31, 2014 and 2013, deferred financing costs were approximately $1,748,000 and $1,148,000, respectively, which are included in deferred leasing and financing costs, net in the accompanying consolidated balance sheets. Total amortization expense for the year ended December 31, 2014 and 2013 was approximately $417,000 and $192,000, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

Income Taxes. The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, for federal income tax purposes. To qualify as a REIT, the Company must distribute annually at least 90% of adjusted taxable income, as defined in the Code, to its stockholders and satisfy certain other organizational and operating requirements. As a REIT, no provision is made for federal income taxes on income resulting from those sales of real estate investments which have or will be distributed to stockholders within the prescribed limits. However, taxes are provided for those gains which are not anticipated to be distributed to stockholders unless such gains are deferred pursuant to Section 1031. In addition, the Company is subject to a federal excise tax which equals 4% of the excess, if any, of 85% of the Company’s ordinary income plus 95% of the Company’s capital gain net income over cash distributions, as defined. The Company believes that it has met all of the REIT distribution and technical requirements for the years ended December 31, 2014 and 2013, respectively.

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the years ended December 31, 2014 and 2013, because of net losses, all distributions were considered return of capital to the stockholders and therefore non-taxable.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed any significant interest or penalties for tax positions by any major tax jurisdictions.

Fair Value Measurements. Certain assets and liabilities are required to be carried at fair value, or if long-lived assets are deemed to be impaired, to be adjusted to reflect this condition. The guidance requires disclosure of fair values calculated under each level of inputs within the following hierarchy:

   Level 1 – Quoted prices in active markets for identical assets or liabilities at the measurement date.

   Level 2 – Inputs other than quoted process that are observable for the asset or liability, either directly or indirectly.

   Level 3 – Unobservable inputs for the asset or liability.

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. Cash equivalents, mortgage notes receivable, accounts receivable and payables and accrued liabilities all approximate fair value due to their short term nature. Management believes that the recorded and fair values of notes payable are approximately the same as of December 31, 2014 and 2013.

Sales of Real Estate Assets.  Gains from the sale of real estate assets are not recognized under the full accrual method until certain criteria are met. Gain or loss (the difference between the sales value and the cost of the real estate sold) shall be recognized at the date of sale if a sale has been consummated and the following criteria are met:

a.       The buyer is independent of the seller;

b.       Collection of the sales price is reasonably assured; and

c.        The seller is not required to support the operations of the property or its related obligations to an extent greater than its proportionate interest.

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

Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, Management determines to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts, the Company records a direct write-off of the specific rent receivable. No such reserves related to deferred rent receivables have been recorded as of December 31, 2014 or 2013.

Loss per common share. Basic loss per common share (Basic EPS) is computed by dividing net loss available to common shareholders (Numerator) by the weighted average number of common shares outstanding (Denominator) during the period. Diluted loss per common share (Diluted EPS) is similar to the computation of Basic EPS except that the Denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the Numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net earnings per share

Basic and diluted net loss per share are equivalent because the Company has incurred a net loss in all periods presented causing any potentially dilutive securities to be anti-dilutive. Dilutive securities include non-vested restricted shares issued under the Company’s share-based incentive plan, shares issuable under certain of the Company’s partnership arrangements and (for 2013) shares issuable under stock purchase warrants. The calculation of net loss per share excludes dilutive securities totaling 101,940 and 1,325,339 shares for the years ended December 31, 2014 and 2013, respectively.

Subsequent Events. Management has evaluated subsequent events through the date that the accompanying financial statements were filed with the Securities and Exchange Commission (“SEC”) for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Reclassifications.  Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of consolidated operations or equity.

Recently Issued Accounting Pronouncements. In February 2015, the Financial Accounting Standards Board or “FASB” issued an Accounting Standards Update “ASU” which modifies the guidance for consolidations. The standard is effective for the Company’s fiscal year beginning January 1, 2017. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

In January 2015, the FASB issued an ASU which eliminates the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The standard is effective for the Company’s fiscal year beginning January 1, 2016. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

In August 2014, the FASB, issued an ASU which requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Since this guidance is primarily around certain disclosures to the financial statements, the Company anticipates no impact on its financial position, results of operations or cash flows from adopting this standard. Management is currently assessing the additional disclosure requirements, if any, of this ASU is effective for the Company’s fiscal year beginning January 1, 2017, with early adoption permitted.

In May 2014, the FASB issued an ASU which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. The Company is assessing the impact of this ASU which is effective for the Company’s  reporting period beginning January 1, 2017. Early adoption is not permitted.

In April 2014, the FASB issued an ASU which modifies the accounting and reporting for discontinued operations.   Under this revised guidance, only disposals representing a strategic shift in operations, such as a disposal of a major geographic area, a major line of business or a major equity method investment, will be presented as discontinued operations. This standard is effective for the Company’s fiscal year beginning January 1, 2015.

3.  RECENT REAL ESTATE TRANSACTIONS

During 2014, the Company acquired the following properties:

•          In May,  an approximately 93,000 square foot, multi-tenant office building located in Bismarck, ND for $5.4 million (through a cash payment of $2.0 million and the assumption of the existing loan on the property of $3.4 million), plus closing costs. The property was 85% occupied at acquisition.

•          In August, an approximately 84,000 square foot, multi-tenant office building located in Lakewood, Colorado for $9.4 million (through a cash payment of $2.8 million and a promissory note totaling $6.6 million), plus closing costs. The property was 82% occupied at acquisition.

•          In December, an approximately 110,000 square foot, multi-tenant office property located in Colorado Springs, Colorado for $15.5 million (through a cash payment of $5.2 million and a promissory note of $10.3 million), plus closing costs.  The property is comprised of two buildings, and was 97% occupied at acquisition

•          In December, an approximately 44,000 square foot, multi-tenant retail property located in Colorado Springs, Colorado for $11.2 million (through a cash payment of $2.4 million and a promissory note of $8.4 million) and the payoff of a loan termination of $400,000 fee on behalf of the seller, plus closing costs.  The property was 97% occupied at acquisition.

•          In December, an approximately 79,000 square foot, multi-tenant office property located in Centennial, Colorado for $11.8 million (through a cash payment of $3.3 million and a promissory note of $8.5 million), plus closing costs.  The property was 100% occupied at acquisition.

The Model Home Partnerships acquired eighteen Model Home properties in Pennsylvania and Arizona and leased them back to the home builders. The purchase price for the properties totaled $5.7 million (consisting of cash payments of $2.3 million and a promissory note of $3.4 million), plus closing costs.

The Company allocated the purchase price of the properties acquired during 2014 as follows:

		Buildings	Tenant	In-place	Leasing	Purchase
	Land	and other	Improvements	Leases	Costs	Price

Bismarck	$413,000	$4,233,700	$474,400	$164,300	$64,600	$5,350,000
Union Terrace	1,717,000	5,267,900	1,643,300	370,100	426,700	9,425,000
Centennial Tech Center	2,025,000	10,417,901	1,583,869	762,875	710,355	15,500,000
Union Town Center	1,750,000	8,890,316	153,392	124,974	292,987	11,211,669
Arapahoe Service Center	1,420,000	8,766,628	385,332	993,252	284,788	11,850,000
Model Homes (18)	1,023,830	4,702,870	-	-	-	5,726,700
Total	$8,348,830	$42,279,315	$4,240,293	$2,415,501	$1,779,430	$59,063,369

During the year ended December 31, 2014, the Company sold the following properties:

		Buildings	Total	Total
	Land	and other	Cost	Gain

Model Homes (1)	$2,169,560	$13,887,961	$16,057,521	3,371,031
Fontana Medical Plaza (2)	556,858	1,709,576	2,266,434	1,749,668
Total	$2,726,418	$15,597,537	$18,323,955	5,120,699
_______

(1)     NetREIT Dubose, Dubose Model Home Investors #201 LP and Dubose Model Home Investors #202 LP sold forty-five (45) model home properties upon maturity of the leases for an aggregate sales price of $20.9 million.

(2) The Fontana Medical Plaza property was acquired in 2009 in a joint venture that the Company had a 51% controlling interest. The property was sold for $4.1 million.

4.  REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, retail, self-storage and NNN leased residential properties located primarily in Southern California and Colorado, with two properties located in North Dakota. Our model home properties are located in seven states. As of December 31, 2014, including properties held for sale, the Company owned or had an equity interest in:

o     Fourteen office buildings and one industrial building (“Office Properties”) which total approximately 1,142,000 rentable square feet,

o     Five retail shopping centers (“Retail Properties”) which total approximately 230,000 rentable square feet,

o     Seven self-storage facilities (“Self-Storage Properties”) which total approximately 666,000 rentable square feet, and

o     Fifty-four model homes owned by three affiliated limited partnerships (“Residential Properties”).

The Company’s real estate assets consisted of the following as of December 31, 2014 and 2013:

			Real Estate Assets Owned (000s)
Property Name	Date Acquired	Location	2014	2013

Havana/Parker Complex	June 2006	Aurora, CO	$ 2,269	$ 3,510
Garden Gateway Plaza	March 2007	Colorado Springs, CO	12,120	12,391
World Plaza	September 2007	San Bernardino, CA	6,834	6,700
Regatta Square	October 2007	Denver, CO	1,897	1,936
Sparky’s Palm Self-Storage	November 2007	Highland, CA	4,266	4,376
Sparky’s Joshua Self-Storage	December 2007	Hesperia, CA	6,661	6,815
Executive Office Park	July 2008	Colorado Springs, CO	8,274	8,401
Waterman Plaza	August 2008	San Bernardino, CA	5,995	6,129
Pacific Oaks Plaza	September 2008	Escondido, CA	4,291	4,355
Morena Office Center	January 2009	San Diego, CA	5,461	5,667
Fontana Medical Center	February 209	Fontana, CA	-	1,977
Rangewood Medical Office Building	March 2009	Colorado Springs, CO	2,361	2,256
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, CA	5,365	5,545
Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, CA	2,376	2,656
Sparky’s Rialto Self-Storage	May 2010	Rialto, CA	4,681	4,784
Genesis Plaza	August 2010	San Diego, CA	8,613	8,861
Dakota Bank Buildings	May 2011	Fargo, ND	10,027	9,798
Yucca Valley Retail Center	September 2011	Yucca Valley, CA	8,044	7,942
Sparky’s Sunrise Self-Storage	December 2011	Hesperia, CA	2,142	2,166
Port of San Diego Complex	December 2011	San Diego, CA	13,954	14,134
Shoreline Medical Building	May 2012	Half Moon Bay, CA	5,994	6,132
The Presidio	November 2012	Colorado Springs, CO	6,684	6,977
Sparky’s Lancaster Self-Storage	May 2013	Lancaster, CA	3,616	3,630
Bismarck Office Building	March 2014	Fargo, ND	4,970	-
Union Terrace Building	August 2014	Lakewood, CO	9,032	-
Centennial Tech Center	December 2014	Colorado Springs, CO	15,540	-
Arapahoe Service Center	December 2014	Centennial, CO	11,873	-
Union Town Center	December 2014	Colorado Springs, CO	11,268	-
Subtotal - NetREIT, Inc. properties			184,608	137,138
Model Home properties (54 homes)	2009-2014	AZ, CA, NC, NJ, PA, SC, TX	13,589	23,093
Real estate assets and lease intangibles, net			$ 198,197	$ 160,231

5.  LEASE INTANGIBLES

Lease intangibles consist of the following:

	As of December 31, 2014			As of December 31, 2013
	Lease	Accumulated	Lease	Lease	Accumulated	Lease
	Intangibles	Amortization	Intangibles, net	Intangibles	Amortization	Intangibles, net
In-place leases	$4,255,565	$(1,842,782)	$2,412,783	$2,015,459	$(1,493,808)	$521,651
Leasing costs	3,228,415	(1,214,967)	2,013,448	1,448,985	(999,444)	449,541
Above-market leases	1,977,113	(1,202,821)	774,292	1,614,114	(1,018,516)	595,598
Tenant relationships	332,721	(332,721)	-	332,721	(332,721)	-
Total	$9,793,814	$(4,593,291)	$5,200,523	$5,411,279	$(3,844,489)	$1,566,790

Aggregate amortization expense for the Company’s other intangible assets is as follows: $673,000 (2015), $314,000 (2016), $169,000 (2017), $132,000 (2018), $93,000 (2019) and $3,819,000 (thereafter). The weighted average amortization period for the intangible assets as of December 31, 2014 was 5.6 years.

6. MORTGAGE NOTES PAYABLE

Mortgage notes payable consisted of the following:
		Principal as of December 31,		Loan	Interest
Mortgage note property	Notes	2014	2013	Type	Rate (1)	Maturity

Havana/Parker Complex		$2,500,000	$3,098,780	Fixed	6.51%	7/1/16
Garden Gateway Plaza		6,963,381	7,119,544	Fixed	5.00%	4/5/20
Waterman Plaza		3,368,146	3,457,973	Fixed	6.50%	9/1/15
Sparky’s Thousand Palms	(2)	4,092,100	4,215,349	Variable	5.50%	3/1/34
Sparky's Hesperia East	(3)	830,883	890,774	Variable	4.75%	12/18/22
Sparky's Rialto	(4)	2,119,037	2,166,791	Fixed (reset)	4.75%	5/3/18
Genesis Plaza		4,491,588	4,618,147	Fixed	4.65%	9/1/15
Executive Office Park	(5)	4,379,854	4,447,699	Fixed (reset)	5.80%	7/1/25
Dakota Bank Buildings		10,993,386	5,417,950	Fixed	4.74%	7/6/24
Yucca Valley Retail Center		2,982,411	3,095,974	Fixed	5.62%	4/11/15
Rangewood Medical Office Building		1,092,778	1,155,305	Fixed	4.95%	1/1/19
Regatta Square		1,214,799	1,244,615	Fixed	4.95%	1/1/19
Port of San Diego Complex		10,368,228	10,608,385	Fixed	4.75%	3/5/20
Morena Office Center	(6)	2,351,805	2,411,282	Fixed (reset)	4.50%	1/1/21
Pacific Oaks Plaza	(6)	1,599,204	1,639,658	Fixed (reset)	4.50%	6/1/21
Shoreline Medical Building	(6)	3,846,697	3,959,914	Fixed (reset)	5.10%	6/1/22
Sparky's Palm, Joshua and Sunrise		7,986,522	8,116,028	Fixed	4.70%	12/6/22
The Presidio		6,000,000	5,492,375	Fixed	4.54%	12/1/24
Sparky's Lancaster		1,903,982	1,965,504	Fixed	5.00%	6/1/20
Fontana Medical Plaza		-	1,990,880	Fixed	4.75%	8/28/19
Bismarck Office Building		3,321,198	-	Fixed	6.12%	10/1/16
Union Terrace Building		6,600,000	-	Fixed	4.50%	9/5/24
Centennial Tech Center		10,250,000	-	Fixed	4.34%	12/5/24
Arapahoe Service Center		8,500,000	-	Fixed	4.34%	1/5/25
Union Town Center		8,440,000	-	Fixed	4.28%	1/5/25

Subtotal, NetREIT, Inc. properties		116,195,999	77,112,927
Model Home mortgage notes		7,703,299	12,438,797	Fixed	(7)	2015-19
Mortgage Notes Payable, total		$123,899,298	$89,551,724

(1)	Interest rates as of December 31, 2014
(2)	Interest at variable rate ranging from 5.50%-10.50%.
(3)	Interest at a variable rate indexed to the 5 year interest rate swap.
(4)	Interest subject to reset; thereafter, monthly payments of $11,982, including interest at rate indexed to 5-year Treasury Rate + 3%.
(5)	Interest rate is subject to reset on July 1, 2018.
(6)	Interest rate subject to resetting on the 3rd and 6th loan anniversary.
(7)	Each Model Home has a standalone mortgage note at interest rates ranging from 4.9% to 5.8% (at December 31, 2014).

The Company is in compliance with all conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable are as follows:

	Principal Payments		Scheduled
	NetREIT, Inc.	Model Homes	Principal
Years Ending December 31:	Notes Payable	Notes Payable	Payments
2015	$12,383,176	$410,603	$12,793,779
2016	7,085,079	1,122,737	8,207,816
2017	1,501,774	2,210,768	3,712,542
2018	5,641,001	1,546,748	7,187,749
2019	2,413,466	2,412,442	4,825,908
Thereafter	87,171,504	-	87,171,504
Total	$116,196,000	$7,703,298	$123,899,298

In December 2014, the Company and the lender for the Company’s Havana Parker Complex entered into to a loan modification agreement pursuant to which the lender agreed to reduce the outstanding loan balance from $3,037,000 to $2,500,000, and also agreed to defer a portion of the monthly interest until loan maturity. Under the modified agreement, interest only payments (at 2.5%) are due through July 1, 2016, at which time all principal and deferred interest is due. The Company has the option to defer loan maturity for one additional year in exchange for making a one-time payment of $100,000 (which will be applied to outstanding principal).

7.  SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK

In August 2014, the Company closed on a private placement offering of its mandatorily redeemable Series B Preferred Stock. The financing, which will be funded in installments, should be completed no later than the one year anniversary of the initial investment. At the conclusion of the funding period, the Company expects to generate a total capital contribution of $40.0 million which is to be used for Series B Preferred investor approved property acquisitions.  Certain specified management decisions must be approved in advance by the Series B Preferred investor and upon the occurrence of an event of default, the Preferred Stock investor has certain additional rights. As of December 31, 2014, the Company had issued 16,600 shares of its Series B Preferred Stock. The Company has classified the Series B Preferred Stock as a liability in accordance with FASB Accounting Standards Codification (“ASC”) Topic No. 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the accompanying consolidated statements of operations.

The Series B preferred stock has a $0.01 par value and a $1,000 liquidation preference. The Series B preferred stock shall be redeemed through a cash payment of the face value of the shares outstanding at redemption. The preferred return on the funds invested is 14% (10% shall be paid on a monthly basis and the remaining 4% shall accrue and compound monthly payable at the redemption date). The Series B Preferred Stock is scheduled to be redeemed by the third anniversary of the closing date; however, the Company has the right to extend the redemption for up to two additional years. The Company incurred approximately $2.7 million in legal and underwriting costs related to this transaction. These costs have been recorded as deferred financing costs on the accompanying consolidated balance sheets and will be amortized over the term of the agreement. Amortization expense totaling approximately $380,000 was included in interest expense for the year ended December 31, 2014 in the accompanying consolidated statement of operations.

8.  COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company has operating leases with tenants that expire at various dates through 2021 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent due to the Company under operating leases as summarized as follows:

Years Ending December 31:
2015	$16,097,164
2016	13,019,996
2017	10,819,791
2018	8,920,168
2019	7,257,632
Thereafter	15,606,286
Total	$71,721,037

Litigation. From time to time, we may become involved in various lawsuits or legal proceedings which arise in the ordinary course of business.  Neither the Company nor any of the Company’s properties are presently subject to any material litigation nor, to the Company’s knowledge, is there any material threatened litigation.

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

9.  STOCKHOLDERS’ EQUITY

Preferred Stock. The Company is authorized to issue up to 8,990,000 shares of preferred stock (the “Preferred Stock”). The Preferred Stock may be issued from time to time in one or more series. The Board of Directors is authorized to fix the number of shares of any series of the Preferred Stock, to determine the designation of any such series, and to determine or alter the rights granted to or imposed upon any wholly unissued series of preferred stock including the dividend rights, dividend rate, conversion rights, voting rights, redemption rights (including sinking fund provisions), redemption price, and liquidation preference.

The Board of Directors authorized the original issuance of 1,000,000 shares of the Preferred Stock as Series AA Convertible Preferred Stock (“Series AA”). Each share of Series AA (i) is non-voting, except under certain circumstances as provided in the Articles of Incorporation; (ii) is entitled to annual cash dividends of 7% which are cumulative and payable quarterly; (iii) ranks senior, as to the payment of dividends and distributions of assets upon liquidation, to common stock or any other series of preferred stock that is not senior to or on parity with the Series AA; (iv) is entitled to receive $25.00 plus accrued dividends upon liquidation; (v) may be redeemed by the Company prior to the mandatory conversion date at a price of $25.00 plus accrued dividends, and (vi) may be converted into two shares of common stock at the option of the holder prior to the mandatory conversion date. The conversion price is subject to certain anti-dilution adjustments. The Company has not issued any shares of this preferred stock.

Convertible 6.3% Preferred Stock. In December 2011, the Company issued 1,649 shares of Series 6.3% Convertible Preferred Stock to the NetREIT National City Partnership, LP (an entity that was included in the consolidated financial statements). The terms of this stock provided for cumulative dividends at the rate of 6.3% per annum, payable on a quarterly basis in arrears subject to declaration by the Board of Directors. The convertible series 6.3% preferred stock was redeemed at its $1.6 million face value in August 2014.

Common Stock. The Company is authorized to issue up to 100,000,000 shares of Series A Common Stock (“Common Stock”) $0.01 par value and 1,000 shares of Series B Common Stock $0.01 par value. The Common Stock and the Series B Common Stock have identical rights, preferences, terms and conditions except that the Series B Common Stockholders are not entitled to receive any portion of Company assets in the event of Company liquidation. There have been no Series B Common Stock shares issued. Each share of Common Stock entitles the holder to one vote. The Common Stock is not subject to redemption and it does not have any preference, conversion, exchange or pre-emptive rights. The articles of incorporation contain a restriction on ownership of the Common Stock that prevents one person from owning more than 9.8% of the outstanding shares of common stock.

In October 2006, the Company commenced a private placement offering of its common stock. Through December 31, 2011 when the offering was closed, the Company conducted a self-underwritten private placement offering and sale of 20,000,000 shares of its common stock at a price of $10 per share. This offering was made only to accredited investors (and up to thirty-five non-accredited investors) pursuant to an exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. No public or private market currently exists for the securities sold under this offering.  The Company ceased raising capital under this private placement offering effective December 31, 2011.

In March 2010, the Company purchased certain tangible and intangible personal property from Dubose Model Homes USA (DMHU), including rights to certain names, trademarks and trade secrets, title to certain business equipment, furnishings and related property used in its previous business of purchasing model homes for investment in new residential housing tracts and initially leasing the model homes back to the developer. In connection with an earn-out provision included in the purchase agreement, the Company issued approximately 39,000 shares of common stock to the selling shareholders of DMHU in February 2013.

Cash Dividends. During the years ended December 31, 2014 and 2013, the Company paid cash dividends, net of reinvested stock dividends, of $4,803,000, and $4,765,000, respectively, or at a rate $0.471 per share on an annualized basis.  As the Company reported net losses in both of these periods, and on a cumulative basis, these cash dividends represent a return of capital to the stockholders rather than a distribution of earnings.

The Company paid cash dividends on its Convertible Series 6.3% Preferred Stock of approximately $65,000 and $105,000 during the years ended December 31, 2014 and 2013, respectively.  The dividends were paid to a subsidiary that is consolidated into the condensed consolidated financial statements of the Company and, as a result, have been eliminated in consolidation. The Company redeemed these shares during 2014.

F-14

Dividend Reinvestment Plan. The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of Company common stock. The Company has registered 1,500,000 shares of common stock pursuant to the dividend reinvestment plan. The dividend reinvestment plan became effective on January 23, 2012. The purchase price per share is 95% of the price the Company was formerly selling its shares for $9.50 per share. No sales commission or dealer manager fee will be paid on shares sold through the dividend reinvestment plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all Participants at least thirty (30) days prior to such record date. As of December 31, 2014, the second year under the plan, approximately $7.6 million, or approximately 836,000 shares of common stock have been issued under the dividend reinvestment plan to date.

Limited Partnerships. In October 2009, NetREIT and five former tenants in common of Casa Grande Apartments and Palm Self-Storage contributed their respective ownership interests in these properties into NetREIT Casa Grande LP and NetREIT Palm LP. In exchange for the contribution of property, the owners became limited partners of these partnerships and NetREIT became the general partner. The partners have an option to exchange their equity interest in the partnership for up to 457,028 shares of Company common stock at a conversion price equal to $8.44 per share. The Company has a put option to convert the partner’s equity interests in these limited partnerships to shares of Company common stock at $8.44 per share for up to 457,028 shares.

In February 2010, NetREIT and a former tenant in common of Garden Gateway Plaza contributed their respective ownership interests in these properties into NetREIT Garden Gateway LP. In exchange for the contribution of property the owners became limited partner of this partnership, and NetREIT became the general partner. The partner has an option to exchange its equity interest in the partnership for up to 105,000 shares of Company common stock at a conversion price equal to $9.52 per share. The Company has a put option to convert the partner’s equity interests in this limited partnership to shares of Company common stock at $9.52 per share for up to 105,000 shares.

10.  SHARE-BASED INCENTIVE PLAN

The Company established a Restricted Stock plan (“Restricted Stock”) in December 2006 for the purpose of attracting and retaining officers, key employees and non-employee board members. Share awards vest in equal annual instalments over a three or five year period from date of issuance. Non-vested shares have voting rights and are eligible for any dividends paid to common shares. The Company recognized compensation cost for these fixed awards over the service vesting period, which represents the requisite service period, using the straight-line method. The value of non-vested shares was calculated based on the offering price of the shares in the most recent private placement offering of $10.00, adjusted for stock dividends since granted and assumed selling costs (currently $8.60), which management believes approximates fair market value as of the date of grant.

A summary of the activity for the Company’s restricted shares was as follows:

Outstanding shares:	Common Shares

Balance at December 31, 2013	80,495
Granted	81,604
Vested	(51,115)
Cancelled	(9,094)
Balance at December 31, 2014	101,890

The non-vested restricted shares outstanding as of December 31, 2014 will vest over the next two to nine years.

The value of non-vested Restricted Stock granted during the years ended December 31, 2014 and 2013 was approximately $876,000 and $656,000, respectively.

Share-based compensation expense for the years ended December 31, 2014 and 2013 was approximately $456,000 and $482,000, respectively.

11.  RELATED PARTY TRANSACTIONS

Through January 31, 2013, the Company had a property management agreement with CHG to manage all of its properties at rates up to 5% of gross income. The Company paid CHG management fees of $113,000 during 2013.

Effective January 31, 2013, the Company entered into an Agreement and Plan of Merger to consummate the acquisition of CHG Properties, Inc. (CHG), a subsidiary of C I Holding Group, Inc. (CIH). At the time of its acquisition, CHG was the property manager for all of NetREIT’s properties. The President and CEO of the Company (Jack K. Heilbron) also was the President of CIH. In connection with its acquisition, the Company acquired all of the existing infrastructure and computer systems previously owned by CHG.  The Company has accounted for the transaction as a business combination. Of the $1.9 million purchase price, $600,000 has been allocated to customer contracts and/or relationships. This asset is being amortized over a ten year period. The remaining purchase price of approximately $1.3 million has been attributed to goodwill. Pursuant to the terms and conditions of the Agreement and Plan of Merger with CHG, the Company formed NTR Property Management, Inc., which has operated as the Company’s sole in house property manager subsequent to the acquisition of CHG.

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to an entity 100% owned by the Company’s Chairman and Chief Executive Officer and another related party.  Total rents charged and paid by these affiliates was approximately $36,000 and $43,000 for the years ended December 31, 2014 and 2013, respectively.

In January 2014, the former limited partner of NetREIT 01, LP, a consolidated subsidiary of the Company (the "Partnership") that owns the Presidio, exercised its option to convert approximately 52.8% of its ownership interests in the Partnership in exchange for approximately 21,000 shares of Company common stock. After conversion, the Company’s interest in the Partnership increased to approximately 89%. The Company purchased these shares from the limited partner at a price that was determined when the Partnership was formed, which, adjusted for stock dividends, was $7.858 per share. The stock purchase transaction was subject to the Company's related party transaction policy, which required a review of the transaction by the non-interested parties of the Audit Committee and a subsequent vote by the Company's Board of Directors (and was formally approved in December 2013). Effective April 2014, the former limited partner elected to convert all of its remaining interest in the Partnership in exchange for 18,807 shares of Company common stock. The Company bought these shares back in January 2015 for an aggregate purchase price of approximately $148,000.

The limited partner of NetREIT 01, LP is the Allen Trust DTD 7-9-1999. William H. Allen, a Director of the Company and Chairman of the Audit Committee, is a beneficiary and a trustee of the trust. The Partnership was formed approximately one year before Mr. Allen became a Board Member.

12.  SEGMENTS

The Company’s reportable segments consist of the four types of commercial real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results: Residential Properties, Industrial and Office Properties, Retail Properties; and Self-Storage Properties. The Company also has certain corporate level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.  The accounting policies of the reportable segments are the same as those described in Note 2.  There is no intersegment activity.

The Company evaluates the performance of its segments based upon net operating income (“NOI”), which is a non-GAAP supplemental financial measure. The Company defines NOI for its segments as operating revenues (rental income, tenant reimbursements and other operating income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees, impairments and provision for bad debt) less interest expense. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non-property income and expenses, depreciation and amortization, real estate acquisition fees and expenses and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company’s real estate investments and to make decisions about resource allocations.

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the years ended December 31, 2014 and 2013, respectively.

	Year Ended December 31,
	2014	2013
Office/ Industrial Properties:
Rental income	$11,800,819	$10,448,256
Property and related expenses	(4,769,364)	(3,629,413)
Asset impairment	(950,000)	(2,000,000)
Net operating income, as defined	6,081,455	4,818,843

Residential Properties:
Rental income	2,065,327	2,995,612
Property and related expenses	(102,082)	(195,752)
Net operating income, as defined	1,963,245	2,799,860

Retail Properties:
Rental income	2,607,744	2,878,145
Property and related expenses	(877,620)	(861,327)
Net operating income, as defined	1,730,124	2,016,818

Self-Storage Properties:
Rental income	3,428,503	3,241,109
Property and related expenses	(1,716,379)	(1,695,933)
Net operating income, as defined	1,712,124	1,545,176

Reconciliation to net loss:
Total net operating income, as defined, for reportable segments	11,486,948	11,180,697
Unallocated other income (expense):
General and administrative expenses	(5,555,449)	(5,443,652)
Depreciation and amortization	(6,049,385)	(5,309,560)
Interest expense	(6,478,976)	(5,059,912)
Interest income	85,806	116,602
Gain on sales of real estate and partnerships, net	5,120,699	1,992,754
Gain on extinguishment of debt	536,952	-
Net loss	$(853,601)	$(2,523,071)

Assets by Reportable Segment:	As of December 31,
	2014	2013

Office/ Industrial Properties:
Land, buildings and improvements, net (1)	$122,351,316	$85,234,171
Total assets (2)	$130,184,998	$90,589,726

Residential Properties:
Land, buildings and improvements, net (1)	$13,133,827	$23,093,296
Total assets (2)	$13,588,922	$25,434,100

Retail Properties:
Land, buildings and improvements, net (1)	$33,141,294	$21,931,330
Total assets (2)	$34,712,223	$23,354,122

Self-Storage Properties:
Land, buildings and improvements, net (1)	$29,107,675	$121,390,988
Total assets (2)	$30,003,506	$31,028,008

Reconciliation to total assets:
Total assets for reportable segments	$208,489,649	$170,405,956
Other unallocated assets:
Cash and cash equivalents	5,636,002	10,207,001
Other assets, net	6,499,287	1,408,387
Total assets	$220,624,938	$182,021,344
____________
(1) Includes lease intangibles and the land purchase option related to property acquisitions.

(2) Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

Capital expenditures by Reportable Segment:(1)	Year Ended December 31,
	2014	2013

Office/Industrial Properties:
Acquisition of operating properties	$42,337,414	$-
Capital expenditures and tenant improvements	$2,123,438	$2,758,787

Residential Properties:
Acquisition of operating properties	$5,726,700	$4,189,389

Retail Properties:
Acquisition of operating properties	$11,211,669	$3,650,000
Capital expenditures and tenant improvements	$359,473	$70,235

Self Storage Properties:
Capital expenditures and tenant improvements	$84,116	$27,988

Totals:
Acquisition of operating properties, net	$59,275,783	$7,839,389
Capital expenditures and tenant improvements	2,567,027	2,857,010
Total real estate investments	$61,842,810	$10,696,399

(1) Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

13.  SUBSEQUENT EVENTS

On December 31, 2014 the Company’s Board of Directors declared a distribution in the amount of $0.10 per common share of common stock to stockholders of record as of the close of business on December 31, 2014. The Company paid this distribution on February 14, 2015.

On February 6, 2015, the Company entered into an Agreement of Purchase and Sale and Joint Escrow Instructions (the “Purchase Agreement”) to sell 100% of its Sparky’s Self-Storage Portfolio, as defined in the Purchase Agreement, for a purchase price of approximately $36.3 million to an unaffiliated third party purchaser (the “Buyer”). The Self-Storage Portfolio is a portfolio of seven self-storage properties located in San Bernardino County, California. The Buyer is currently conducting due diligence on the Self-Storage Portfolio during an initial 55-day inspection period.  Initially, the Buyer escrowed a deposit in the amount of $500,000.  At the expiration of the due diligence period, an additional $500,000 deposit will be due, and the total deposit will become non-refundable and will be applied to the purchase price at closing. The sale of the Self-Storage Portfolio is subject to the fulfillment of certain closing conditions and other terms and conditions customary for real estate transactions.  There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that the Self-Storage Portfolio will be sold.  Assuming that outstanding contingencies are satisfied, management anticipates that the closing of the Self-Storage Portfolio sale will take place in the second quarter of 2015.

NetREIT, Inc. and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation – as of December 31, 2014

All amounts are in thousands		Initial Cost				Total Cost
Property Name/ Location	Loan Balance	Land Cost	Building and Improvements	Acquisition Price	Capitalized Improvements	Land Cost	Building & Improvements	Total Cost	Accumulated Depreciation	Reserve for Impairment	NBV Real Estate
Havana Parker, Aurora , CO	$2,500	$1,023	$4,806	$5,829	$2,454	$1,023	$7,260	$8,282	$2,564	$3,450	$2,268
Garden Gateway, CO Springs, CO	6,964	3,035	12,091	15,126	1,240	3,035	13,331	16,365	4,245	-	12,120
Executive Park, CO Springs, CO	4,380	1,266	8,815	10,080	252	1,266	9,066	10,332	2,059	-	8,274
Pacific Oaks Plaza, Escondido, CA	1,599	980	3,868	4,848	124	980	3,993	4,973	682	-	4,291
Morena Center, San Diego, CA	2,352	1,333	5,203	6,536	688	1,333	5,891	7,224	1,263	500	5,461
Genesis Plaza, San Diego, CA	4,492	1,400	8,600	10,000	663	1,400	9,263	10,663	2,050	-	8,613
Dakota Center, Fargo, ND	10,993	832	8,743	9,575	1,971	832	10,714	11,546	1,519	-	10,027
Rangewood Medical, CO Springs	1,092	572	2,058	2,630	356	572	2,414	2,986	625	-	2,361
Shoreline Medical, Half Moon Bay	3,847	1,820	4,530	6,350	-	1,820	4,530	6,350	356	-	5,994
Port of San Diego Complex, SD, CA	10,368	9,613	4,887	14,500	401	9,613	5,288	14,901	947	-	13,954
The Presidio, CO Springs, CO	6,000	1,325	5,950	7,275	276	1,325	6,226	7,551	867	-	6,684
Bismarck Building, Bismarck, ND	3,321	413	4,926	5,339	70	413	4,996	5,409	439	-	4,969
Union Terrace, Lakewood, CO	6,600	1,717	7,708	9,425	17	1,717	7,725	9,442	410	-	9,032
Centennial Tech Center, CO	10,250	2,025	13,475	15,500	-	2,025	13,515	15,540	-	-	15,540
Arapahoe Service Center, CO Springs	8,500	1,420	10,430	11,850	-	1,420	10,453	11,873	-	-	11,873
Total Office/ Industrial properties	$83,258	$28,774	$106,090	$134,863	$8,512	$28,774	$114,665	$143,437	$18,026	$3,950	$121,461

World Plaza , San Bernardino, CA	-	1,698	6,232	7,930	627	1,698	6,858	8,557	1,723	-	6,834
Regatta Square, Denver, CO	1,215	811	1,369	2,180	71	811	1,440	2,251	353	-	1,897
Waterman Plaza, San Bernardino, CA	3,368	2,350	4,814	7,164	62	2,350	4,875	7,226	930	300	5,995
Yucca Retail Ctr, Yucca Valley, CA	2,982	2,811	5,175	7,986	400	2,811	6,323	9,134	1,183	-	7,951
Union Town Center, CO Springs, CO	8,440	1,750	9,462	11,212	-	1,750	9,610	11,360	-	-	11,360
Total Retail properties	$16,005	$9,420	$27,052	$36,472	$1,160	$9,420	$29,106	$38,528	$4,189	$300	$34,037

Sparky's Palm, Highland, CA	2,400	784	4,242	5,026	17	784	4,260	5,044	778	-	4,266
Sparky's Joshua, Hesperia, CA	3,318	1,281	6,726	8,007	57	1,281	6,783	8,065	1,404	-	6,661
Sparky's 1000 Palms, 1000 Palms, CA	4,118	584	5,580	6,164	17	584	5,597	6,181	815	-	5,365
Sparky's Hesperia East, Hesperia, CA	834	1,227	1,305	2,532	31	1,227	1,336	2,563	187	-	2,376
Sparky's Rialto, Rialto, CA	2,127	1,310	3,820	5,130	30	1,310	3,850	5,160	479	-	4,681
Sparky's Lancaster, Lancaster, CA	1,914	949	2,701	3,650	76	949	2,777	3,726	110	-	3,616
Sparky's Sunrise, Hesperia, CA	2,291	1,123	1,077	2,200	32	1,123	1,109	2,232	90	-	2,142
Total Self Storage facilities	$17,002	$7,258	$25,451	$32,709	$260	$7,258	$25,712	$32,971	$3,863	$-	$29,107

Model Homes -NDMHR, LP	5,171	1,451	8,188	9,639	-	1,451	8,188	9,639	366	-	9,272
Model Homes -DMH LP #201	1,100	376	1,624	2,000	-	376	1,624	2,000	81	-	1,918
Model Homes-DMH LP #202	1,432	403	2,010	2,413	-	403	2,014	2,417	15	-	2,402
Total Model Home properties	7,703	2,230	11,822	14,052	-	2,230	11,826	14,056	462	-	13,592

CONSOLIDATED TOTALS:	$132,408	$47,682	$170,414	$229,308	$9,932	$47,682	$181,311	$228,988	$26,540	$4,250	$198,197

F-20

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statements (No. 333-179029) on Form S-3 and (No. 333-179030) on Form S-8 of NetREIT, Inc. and Subsidiaries of our report dated March 30, 2015, relating to our audits of the consolidated financial statements, which appears in this Annual Report on Form 10-K of NetREIT, Inc. and Subsidiaries as of and for the years ended December 31, 2014 and 2013.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California

March 30, 2015

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jack K. Heilbron, certify that:

1.   I have reviewed this Annual Report on Form 10-K of NetREIT, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has material affected, or is reasonably likely to materially effect, the registrant’s internal control over financial reporting; and

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 30, 2015	By:	/s/ Jack K. Heilbron
Jack K. Heilbron,
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

1.   I have reviewed this Annual Report on Form 10-K of NetREIT, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

(c)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has material affected, or is reasonably likely to materially effect, the registrant’s internal control over financial reporting; and

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves Management or other employees who have a significant role in the registrant’s internal control over financial reporting.

.

Date: March 30, 2015	By:	/s/ Kenneth W. Elsberry
Kenneth W. Elsberry, Chief Financial Officer
(Principal Financial Officer)

F-22

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, in their capacities as CEO and CFO, respectively, of NetREIT, Inc. (the “Company”) that, to the best of his knowledge:

(i)   the Annual Report for the year ended December 31, 2014 of the Company on Form 10-K (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(ii)  the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.

Date: March 30, 2015	By:	/s/ Jack K. Heilbron
Jack K. Heilbron,
Chief Executive Officer

Date: March 30, 2015	By:	/s/ Kenneth W. Elsberry
Kenneth W. Elsberry,
Chief Financial Officer

(Principal Accounting and Financial Officer)

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to NetREIT, Inc. and will be retained by NetREIT, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.