Form 10-K/A
period 2014-12-31
NETREIT, INC.
filed 2015-04-21
CIK 1080657

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

EXPLANATORY NOTE

The sole purpose of this amendment to NetREIT’s Annual Report on Form 10-K (the Form 10-K) for the period ended December 31, 2014, as filed with the Securities and Exchange Commission on March 31, 2015, is to remove the Exhibits 23.1 and 31.1-31.3 attached to the Form 10-K and file the exhibits separately in accordance with SEC requirements.

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

3.4	Articles of Incorporation filed January 28, 1999 (incorporated by reference to Exhibit 3.1 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

3.5	Certificate of Determination of Series AA Preferred Stock filed April 4, 2005 (incorporated by reference to Exhibit 3.2 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

3.6	Bylaws of NetREIT (incorporated by reference to Exhibit 3.3 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

3.7	Audit Committee Charter (incorporated by reference to Exhibit 3.4 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

3.8	Compensation and Benefits Committee Charter (incorporated by reference to Exhibit 3.5 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

3.9	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 3.6 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

3.10	Principles of Corporate Governance of NetREIT (incorporated by reference to Exhibit 3.7 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

4.2	Form of Series AA Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

4.3	Registration Rights Agreement 2005 (incorporated by reference to Exhibit 4.3 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed September 5, 2008).

4.4	Registration Rights Agreement 2007 (incorporated by reference to Exhibit 4.4 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed September 5, 2008).

10.1	1999 Flexible Incentive Plan (incorporated by reference to Exhibit 10.1 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

10.2	NetREIT Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.2 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

10.3	Form of Property Management Agreement (incorporated by reference to Exhibit 10.3 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

10.4	Option Agreement to acquire CHG Properties (incorporated by reference to Exhibit 10.4 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

10.5	Employment Agreement as of April 20, 1999 by and between the Company and Jack K. Heilbron (incorporated by reference to Exhibit 10.5 to NetREIT’s Report on Form 10-12G/A filed June 26, 2009).

10.6	Employment Agreement as of April 20, 1999 by and between the Company and Kenneth W. Elsberry (incorporated by reference to Exhibit 10.6 to NetREIT’s Report on Form 10-12G/A filed June 26, 2009).

10.7	Loan Assumption and Security Agreement, and Note Modification Agreement (incorporated by reference to Exhibit 10.7 to NetREIT’s Report on Form 8-K filed August 27, 2009).

10.8	Promissory Note (incorporated by reference to Exhibit 10.8 to NetREIT’s Report on Form 8-K filed August 27, 2009).

10.9	Loan Agreement by and Between Jackson National Life Insurance Company and NetREIT Inc. (incorporated by reference to Exhibit 10.9 to NetREIT’s Report on Form 8-K filed August 27, 2010).

10.10	Fixed Rate Promissory Note Between Jackson National Life Insurance Company and NetREIT Inc. (incorporated by reference to Exhibit 10.10 to NetREIT’s Report on Form 8-K filed August 27, 2010).

10.11	Employment Agreement for Mr. Heilbron Effective as of January 1, 2011 (incorporated by reference to Exhibit 10.11 to NetREIT’s Report on Form 8-K filed January 24, 2011).

10.12	Employment Agreement for Mr. Elsberry Effective as of January 1, 2011 (incorporated by reference to Exhibit 10.12 to NetREIT’s Report on Form 8-K filed January 24, 2011).

10.13	Employment Agreement for Mr. Dubose Effective as of January 1, 2011 (incorporated by reference to Exhibit 10.13 to NetREIT’s Report on Form 8-K filed January 24, 2011).

10.14	Purchase & Sale Agreement and Joint Escrow Instructions to acquire Dakota Bank Building (incorporated by reference to Exhibit 10.14 to NetREIT’s Report on Form 8-K filed February 3, 2011)

10.15	Promissory Note - Dakota Bank Buildings (incorporated by reference to Exhibit 10.15 to NetREIT’s Report on Form 8-K/A filed May 31, 2011).

10.16	Mortgage, Security Agreement and Fixture Financing Statement - Dakota Bank Buildings (incorporated by reference to Exhibit 10.16 to NetREIT’s Report on Form 8-K/A filed May 31, 2011).

10.17	Property Contribution Agreement and Joint Escrow Instructions- Port of San Diego Complex (incorporated by reference to Exhibit 10.17 to NetREIT’s Report on Form 8-K filed September 12, 2011).

10.18	First Amended and Restated NetREIT National City Partners, LP Limited Partnership Agreement (incorporated by reference to Exhibit 10.18 to NetREIT’s Report on Form 8-K filed December 30, 2011).

10.19	Assumption Agreement - NetREIT National City Partners, LP (incorporated by reference to Exhibit 10.19 to NetREIT’s Report on Form 8-K filed December 30, 2011).

10.20	Agreement and Plan of Merger between the Company and C I Holding Group, Inc. (incorporated by reference to Exhibit 10.23 to NetREIT’s Report on Form 8-K filed February 6, 2013)

10.21	NetREIT National City Partners LP Promissory Note (incorporated by reference to Exhibit 10.24 to NetREIT’s Report on Form 8-K filed March 5, 2013).

10.22	NetREIT National City Partners LP Deed of Trust (incorporated by reference to Exhibit 10.25 to NetREIT’s Report on Form 8-K filed March 5, 2013).

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