Form 10-Q
period 2015-03-31
NETREIT, INC.
filed 2015-05-14
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X]  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company 
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [X].

At May 15, 2015, registrant had issued and outstanding 16,941,250 shares of its common stock, $0.01 par value.

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$40,918,758	$40,422,812
Buildings and improvements	130,364,206	128,719,410
Tenant improvements	15,398,595	13,164,998
Lease intangibles	9,793,814	9,793,814
Real estate assets and lease intangibles, cost	196,475,373	192,101,034
Accumulated depreciation and amortization	(24,788,566)	(23,011,006)
Real estate assets and lease intangibles, net	171,686,807	169,090,028
Real estate assets held for sale, net	28,929,279	29,107,675
Cash and cash equivalents	4,475,600	5,636,002
Restricted cash	5,113,154	4,086,498
Deferred leasing and financing costs, net	5,318,825	5,438,857
Goodwill	2,423,000	2,423,000
Other assets, net	5,194,696	4,842,878
TOTAL ASSETS	$223,141,361	$220,624,938

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$111,282,132	$106,475,819
Liabilities related to assets held for sale	17,096,794	17,423,479
Accounts payable and accrued liabilities	6,956,931	6,631,804
Dividends payable	1,006,534	997,175
Below-market rent, net	934,280	960,328
Mandatorily redeemable Series B Preferred Stock, $0.01 par value, $1,000 liquidating preference; shares authorized: 40,000; shares issued and outstanding
at March 31, 2015 and December 31, 2014, respectively	16,600,000	16,600,000
Total liabilities	$153,876,671	$149,088,605

Commitments and contingencies

Equity:
Common stock series A, $0.01 par value, shares authorized: 100,000,000;
16,941,250 and 16,887,377 shares issued and outstanding
at March 31, 2015 and December 31, 2014, respectively	169,413	168,874
Additional paid-in capital	144,315,350	143,715,876
Dividends in excess of accumulated losses	(86,817,227)	(83,150,866)
Total stockholders' equity before noncontrolling interest	57,667,536	60,733,884
Noncontrolling interest	11,597,154	10,802,449
Total equity	69,264,690	71,536,333
TOTAL LIABILITIES AND EQUITY	$223,141,361	$220,624,938

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months	Three months
	Ended	Ended
	March 31,	March 31,
	2015	2014
Revenues:
Rental income	$5,343,684	$3,908,959
Fee and other income	38,916	10,294
	5,382,600	3,919,253

Costs and expenses:
Rental operating costs	1,939,589	1,260,562
General and administrative	1,154,802	1,124,856
Depreciation and amortization	1,861,546	1,178,487
Total costs and expenses	4,955,937	3,563,905

Other income (expense):
Interest expense-Series B preferred stock	(947,429)	-
Interest expense-mortgage notes	(1,432,163)	(1,049,082)
Interest and other income	14,604	18,369
Gain on sale of real estate and partnerships	78,496	727,776
Total other expense, net	(2,286,492)	(302,937)

Loss from continuing operations	(1,859,829)	52,411

Discontinued operations
Income from discontinued operations, net	30,304	65,682

Net (loss) income	(1,829,525)	118,093

Loss attributable to noncontrolling interests	(132,513)	(478,107)

Net loss attributable to NetREIT, Inc. common stockholders	$(1,962,038)	$(360,014)

Basic and diluted loss (income) per common share
Continuing operations	$(0.11)	$0.00
Discontinued operations	0.00	0.00
Net loss per common share	$(0.12)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	16,895,634	16,705,516

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
Three Months Ended March 31, 2015
(Unaudited)

				Dividends
			Additional	In Excess of	Total	Non-
	Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Losses	Equity	Interest	Equity

Balance, December 31, 2014	16,887,377	$168,874	$143,715,876	$(83,150,866)	$60,733,884	$10,802,449	$71,536,333
Net income (loss)	-	-	-	(1,962,038)	(1,962,038)	132,513	(1,829,525)
Dividends declared/reinvested	72,710	727	697,061	(1,704,323)	(1,006,535)	-	(1,006,535)
Common stock issued	2,163	22	49,977	-	49,999	-	49,999
Common stock repurchased - related party	(21,000)	(210)	(147,564)	-	(147,774)	-	(147,774)
Contributions received from noncontrolling
interests , net of distributions paid	-	-	-	-	-	662,192	662,192
Balance, March 31, 2015	16,941,250	$169,413	$144,315,350	$(86,817,227)	$57,667,536	$11,597,154	$69,264,690

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(1,829,525)	$118,093
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization from continuing operations	1,861,546	1,178,487
Depreciation and amortization from discontinued operations	165,646	167,269
Stock compensation	125,080	184,447
Bad debt expense	-	44,981
Gain on sales of real estate assets and partnerships, net	(78,496)	(727,776)
Amortization of financing costs	308,159	84,050
Amortization of above-market rent	59,069	46,076
Amortization of below-market rent	(26,048)	(7,012)
Changes in operating assets and liabilities
Other assets	(372,043)	(183,696)
Accounts payable and accrued liabilities	200,047	(1,072,870)
Net cash provided by (used in) operating activities	413,435	(167,951)

Cash flows from investing activities:
Real estate acquisitions	(3,756,740)	(1,781,300)
Building and tenant improvements	(1,166,437)	(906,493)
Deferred leasing costs	(135,674)	(190,436)
Proceeds received from sale of real estate assets and partnerships	614,814	2,570,553
Increase in restricted cash	(1,026,656)	(6,710)
Net cash used in investing activities	(5,470,693)	(314,386)

Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	8,104,031	1,055,700
Repayment of mortgage notes payable	(3,774,416)	(1,708,638)
Proceeds from issuance of common stock	49,999	-
Contributions received from noncontrolling interests in excess of distributions paid	662,192	(420,544)
Repurchase of common stock	(147,774)	(165,018)
Dividends paid to stockholders	(997,176)	(1,252,544)
Net cash provided by (used in) financing activities	3,896,856	(2,491,044)

Net decrease in cash and cash equivalents	(1,160,402)	(2,973,381)

Cash and cash equivalents - beginning of period	5,636,002	10,207,001
Cash and cash equivalents - end of period	$4,475,600	$7,233,620

Supplemental disclosure of cash flow information:
Interest paid Series B preferred stock	$551,723	$-
Interest paid-mortgage notes payable	$1,610,764	$1,172,542
Non-cash investing and financing activities:
Reinvestment of cash dividends	$697,788	$975,909
Accrual of dividends payable	$1,006,534	$1,269,148
Conversion of partnership interests into common stock	$-	$165,018

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2015

1. ORGANIZATION

Organization. NetREIT (the “Company”) was incorporated in the State of California in January 1999 for the purpose of investing in real estate properties. Effective August 2010, NetREIT merged into NetREIT, Inc., a Maryland Corporation, with NetREIT, Inc. becoming the surviving Corporation. As a result of the merger, NetREIT is now incorporated in the State of Maryland. The Company qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and commenced operations with capital provided by its private placement offering of its equity securities in 1999. The Company’s portfolio includes the following properties:

•         Fourteen office buildings and one industrial building (“Office Properties”) which total approximately 1,152,000 rentable square feet,

•         Five retail shopping centers (“Retail Properties”) which total approximately 230,000 rentable square feet,

•         Seven self-storage facilities (“Self-Storage Properties”) which total approximately 652,000 rentable square feet, (the seven self-storage facilities were disposed of subsequent to March 31, 2015) and

•         Sixty-four Model Homes owned by three affiliated limited partnerships (“Residential Properties”).

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

The Company has determined that the entities described above, where it owns less than 100%, should be included in the Company’s consolidated financial statements as the Company directs their activities and believes that it controls these limited partnerships through NetREIT, the Parent Company.

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, for federal income tax purposes. To qualify as a REIT, the Company must distribute annually at least 90% of adjusted taxable income, as defined in the Code, to its stockholders and satisfy certain other organizational and operating requirements. As a REIT, no provision is made for federal income taxes on income resulting from those sales of real estate investments which have or will be distributed to stockholders within the prescribed limits. However, taxes are provided for those gains which are not anticipated to be distributed to stockholders unless such gains are deferred pursuant to Section 1031. In addition, the Company is subject to a federal excise tax which equals 4% of the excess, if any, of 85% of the Company’s ordinary income plus 95% of the Company’s capital gain net income over cash distributions, as defined. The Company believes that it has met all of the REIT distribution and technical requirements for the three months ended March 31, 2015 and 2014.

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the three months ended March 31, 2015 and 2014, because of net losses, all distributions were considered return of capital to the stockholders and therefore non-taxable.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed any significant interest or penalties for tax positions by any major tax jurisdictions.

2.  SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014. During the three months ended March 31, 2015 we adopted guidance for reporting of discontinued operations.  For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”).

Basis of Presentation . The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statement and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the three months ended March 31, 2015 and 2014, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The condensed consolidated balance sheet at year ended December 31, 2014 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the SEC on March 30, 2015.

Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries and entities the Company controls or of which it is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Real Estate Held for Sale and Discontinued Operations

Real estate sold subsequent to the current period is classified as “real estate held for sale” at March 31, 2015 and for all prior periods presented in the accompanying condensed consolidated financial statements. Additionally, the Company records the operating results related to real estate held for sale or disposed of as discontinued operations for all periods presented if the operations have been eliminated and the Company will not have any significant continuing involvement in the operations of the property following the sale.

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

Reclassifications.  Certain reclassifications have been made to the previously presented consolidated financial statements and condensed consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of consolidated operations or equity.

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

In April 2015, the FASB issued an ASU which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In January 2015, the FASB issued an ASU which eliminates the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The standard is effective for the Company’s fiscal year beginning January 1, 2016. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures

In May 2014, the FASB issued an ASU which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. This guidance was originally effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 31, 2016, which for the Company is January 1, 2017; early adoption was not permitted. In April 2015, the FASB voted to propose a deferral of the effective date of the new standard by one year, but to permit companies to adopt one year earlier if they choose. The Company is assessing the impact of this ASU and date of adoption.

3. RECENT REAL ESTATE TRANSACTIONS

During the three months ended March 31, 2015, NetREIT Dubose and the other Model Home entities acquired twelve Model Home properties in various states and leased it back to the home builder. The purchase price for the properties was $3.8 million. The purchase price paid was through a cash payment of $1.5 million and a prommisory note of $2.3 million.

During the three months ended March 31, 2015, NetREIT Dubose and the other Model Home entities disposed of two Model Home properties. The sales price, net of selling costs, aggregated approximately $615,000 and approximately $280,000 in mortgage notes payable were repaid in connection with these sales. The Company recognized a gain of $78,000 related to the sale of these Model Homes.

The Company allocated the purchase price of the properties acquired during the three months ended March 31, 2015 as follows:
		Buildings	Total
	Land	and other	Purchase Price
Model Homes Properties	$565,000	$3,191,000	$3,756,000

The Company allocation of the properties sold during the three months ended March 31, 2015 is as follows:

		Buildings	Total
	Land	and other	Selling Price
Model Home Properties	$69,000	$454,000	$523,000

4. REAL ESTATE ASSETS AND LEASE INTANGIBLES

A summary of the properties owned by the Company as of March 31, 2015 is as follows:

				Real estate
		Date		assets, net
	Property Name	Acquired	Location	(in thousands)
	Havana/Parker Complex	June 2006	Aurora, Colorado	$2,204
	Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	12,090
	World Plaza	September 2007	San Bernardino, California	6,775
	Regatta Square	October 2007	Denver, Colorado	1,888
	Sparky’s Palm Self-Storage	November 2007	Highland, California	4,238	*
	Sparky’s Joshua Self-Storage	December 2007	Hesperia, California	6,618	*
	Executive Office Park	July 2008	Colorado Springs, Colorado	8,282
	Waterman Plaza	August 2008	San Bernardino, California	5,961
	Pacific Oaks Plaza	September 2008	Escondido, California	4,273
	Morena Office Center	January 2009	San Diego, California	5,414
	Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	2,359
	Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, California	5,335	*
	Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, California	2,367	*
	Sparky’s Rialto Self-Storage	May 2010	Rialto, California	4,655	*
	Genesis Plaza	August 2010	San Diego, California	8,512
	Dakota Bank Buildings	May 2011	Fargo, North Dakota	10,369
	Yucca Valley Retail Center	September 2011	Yucca Valley, California	7,846
	Sparky’s Sunrise Self-Storage	December 2011	Hesperia, California	2,134	*
	Port of San Diego Complex	December 2011	San Diego, California	13,979
	Shoreline Medical Building	May 2012	Half Moon Bay, California	5,959
	The Presidio	November 2012	Aurora, Colorado	6,636
	Sparky's Lancaster Self-Storage	May 2013	Lancaster, CA	3,579	*
	Bismarck	March 2014	Fargo, ND	4,855
	Union Terrace Building	August 2014	Lakewood, CO	8,815
	Centennial Tech Center	December 2014	Colorado Springs, Colorado	15,671
	Arapahoe Service Center	December 2014	Centennial, CO	11,733
	Union Town Center	December 2014		11,297
	NetREIT, Inc properties			183,844
	Model Home properties	2009-2015	AZ, CA, NC, NJ, PA, SC, TX	16,772
		Total real estate assets and lease intangibles, net		$200,616
*	The self-storage facilities, aggregating $28,929,279, were sold on April 10, 2015 and shown on the
	balance sheet as real estate held for sale. Refer to Note 6.

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	March 31, 2015			December 31, 2014

	Lease	Accumulated	Lease	Lease	Accumulated	Lease
	intangibles	amortization	Intangibles, net	intangibles	amortization	Intangibles, net
In-place leases	$4,255,565	$(2,038,772)	$2,216,793	$4,255,565	$(1,842,782)	$2,412,783
Leasing costs	3,228,415	(1,335,466)	1,892,949	3,228,415	(1,214,967)	2,013,448
Above-market leases	1,977,113	(1,262,194)	714,919	1,977,113	(1,202,821)	774,292
Tenant relationships	332,721	(332,721)	-	332,721	(332,721)	-
	$9,793,814	$(4,969,153)	$4,824,661	$9,793,814	$(4,593,291)	$5,200,523

Aggregate approximate amortization expense for the Company's lease intangible assets is as follows: $ 934,000 (2015), 853,000
(2016), $853,000 (2017), $688,000 (2018), $485,000 (2019) and $1,865,000 (thereafter). The weighted average period for the intangible assets as of March 31, 2015 was 5.9 years.

6. REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

Discontinued operations for the three months ended March 31, 2015 and  year ended December 31, 2014 include the operations of its Sparky’s Self-Storage Portfolio located in Southern California.  The following summary presents the major components of real estate held for sale and liabilities related to real estate held for sale as of March 31, 2015 and December 31, 2014:

	2015	2014
Real estate assets	$32,624,770	$32,637,520
Less: accumulated depreciation	(3,695,491)	(3,529,845)
Real estate assets, net	28,929,279	29,107,675
Other assets	969,197	895,831
Total assets	$29,898,476	$30,003,506

Mortgage notes payable	$16,833,662	$17,260,387
Other liabilities	263,132	163,092
Total liabilities	$17,096,794	$17,423,479

The following table summarizes certain revenue and expenses related to these properties for the three months ended March 31, 2015 and 2014:

	2015	2014

Rental revenues	$789,483	$783,707
Fee and other income	103,494	76,880
Rental operating expenses	(480,960)	(406,757)
Depreciation	(165,646)	(167,269)
Interest expense	(216,067)	(220,879)
Discontinued operations before non-controlling interests	$30,304	$65,682

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consisted of the following:
		Principal as of		Loan	Interest
		March 31,	December 31,
Mortgage note property	Notes	2015	2014	Type	Rate (1)		Maturity

Havana/Parker Complex		$2,500,000	$2,500,000	Fixed	6.51%		7/1/16
Garden Gateway Plaza		6,923,108	6,963,381	Fixed	5.00%		4/5/20
Waterman Plaza		3,344,766	3,368,146	Fixed	6.50%		9/1/15
Sparky’s Thousand Palms	(2)	4,061,637	4,092,100	Variable	5.50%	*	3/1/34
Sparky's Hesperia East	(3)	825,643	830,883	Variable	4.75%	*	12/18/22
Sparky's Rialto	(4)	2,106,389	2,119,037	Fixed (reset)	4.75%	*	5/3/18
Genesis Plaza		4,459,019	4,491,588	Fixed	4.65%		9/1/15
Executive Office Park	(5)	4,361,410	4,379,854	Fixed (reset)	5.80%		7/1/25
Dakota Bank Buildings		10,950,293	10,993,386	Fixed	4.74%		7/6/24
Yucca Valley Retail Center		6,000,000	2,982,411	Fixed	4.30%		4/11/25
Rangewood Medical Office Building		1,076,476	1,092,778	Fixed	4.95%		1/1/19
Regatta Square		1,206,908	1,214,799	Fixed	4.95%		1/1/19
Port of San Diego Complex		10,306,389	10,368,228	Fixed	4.75%		3/5/20
Morena Office Center	(6)	2,336,155	2,351,805	Fixed (reset)	4.50%		1/1/21
Pacific Oaks Plaza	(6)	1,588,559	1,599,204	Fixed (reset)	4.50%		6/1/21
Shoreline Medical Building	(6)	3,816,816	3,846,697	Fixed (reset)	5.10%		6/1/22
Sparky's Palm, Joshua and Sunrise		7,951,878	7,986,522	Fixed	4.70%	*	12/6/22
The Presidio		6,000,000	6,000,000	Fixed	4.54%		12/1/24
Sparky's Lancaster		1,888,116	1,903,982	Fixed	5.00%	*	6/1/20
Bismarck Office Building		3,303,603	3,321,198	Fixed	6.12%		10/1/16
Union Terrace Building		6,600,000	6,600,000	Fixed	4.50%		9/5/24
Centennial Tech Center		10,250,000	10,250,000	Fixed	4.34%		12/5/24
Arapahoe Service Center		8,500,000	8,500,000	Fixed	4.34%		1/5/25
Union Town Center		8,440,000	8,440,000	Fixed	4.28%		1/5/25

Subtotal, NetREIT, Inc. properties		118,797,165	116,195,999
Model Home mortgage notes		9,581,761	7,703,299	Fixed	(7)		2015-19
Mortgage Notes Payable, total		$128,378,926	$123,899,298

(1)		Interest rates as of March 31, 2015
(2)		Interest at variable rate ranging from 5.50%-10.50%.
(3)		Interest at a variable rate indexed to the 5 year interest rate swap.
(4)		Interest subject to reset; thereafter, monthly payments of $11,982, including interest at rate indexed to 5-year Treasury Rate + 3%.
(5)		Interest rate is subject to reset on July 1, 2018.
(6)		Interest rate subject to resetting on the 3rd and 6th loan anniversary.
(7)		Each Model Home has a standalone mortgage note at interest rates ranging from 4.9% to 5.8% (at March 31, 2015).

*		Mortgage notes payable, aggregating $16,833,662 were paid off in connection with the sale of the self-storage facilities on
April 10, 2015. Refer to Note 6.

The Company is in compliance with all conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable for the years ending December 31 were as follows as of March 31, 2015:

	NetREIT, Inc.	Model Homes	Principal
	Notes Payable	Notes Payable	Payments

Nine months remaining in 2015	$9,058,278	$643,724	$9,702,002
Years ending December 31:
2016	7,347,969	534,865	7,882,834
2017	1,902,235	1,172,647	3,074,882
2018	6,069,489	1,921,589	7,991,078
2019	2,951,652	1,172,173	4,123,825
Thereafter	91,467,540	4,136,765	95,604,305
Total	$118,797,163	$9,581,763	$128,378,926

8.  SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK

In August 2014, the Company closed on a private placement offering of its mandatorily redeemable Series B Preferred Stock. The financing, which will be funded in installments, should be completed no later than the one year anniversary of the initial investment. At the conclusion of the funding period, the Company expects to generate a total capital contribution of $40.0 million which is to be used for Series B Preferred investor approved property acquisitions.  Certain specified management decisions must be approved in advance by the Series B Preferred investor and upon the occurrence of an event of default, the Preferred Stock investor has certain additional rights. As of March 31, 2015, the Company had issued 16,600 shares of its Series B Preferred Stock for $16,600,000. The Company has classified the Series B Preferred Stock as a liability in accordance with FASB Accounting Standards Codification (“ASC”) Topic No. 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and the related dividend payments and amortization of issuance costs are treated as a component of interest expense in the accompanying consolidated statements of operations.

The Series B preferred stock has a $0.01 par value and a $1,000 liquidation preference. The Series B preferred stock shall be redeemed through a cash payment of the face value of the shares outstanding at redemption. The preferred return on the funds invested is 14% (10% shall be paid on a monthly basis and the remaining 4% shall accrue and compound monthly payable at the redemption date). The Series B Preferred Stock is scheduled to be redeemed by the third anniversary of the closing date; however, the Company has the right to extend the redemption for up to two additional years. The Company incurred approximately $2.7 million in legal and underwriting costs related to this transaction. These costs have been recorded as deferred financing costs on the accompanying consolidated balance sheets and will be amortized over the term of the agreement. Amortization expense totaling approximately $290,000 was included in interest expense-series B preferred stock for the three months ended March 31, 2015 in the accompanying condensed consolidated statement of operations.

9. STOCKHOLDERS' EQUITY

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

Cash Dividends. During the three months ended March 31, 2015 and 2014 the Company paid cash dividends, net of reinvested stock dividends, of $997,090 and $1,276,000, respectively, or at a rate $0.471 and $0.543 per share, respectively, on an annualized basis.  As the Company reported net taxable losses in both of these periods, and on a cumulative basis, these cash dividends represent a return of capital to the stockholders rather than a distribution of earnings.

The Company did not pay any cash dividends on its Convertible Series 6.3% Preferred Stock during the three months ended March 31, 2015 as the preferred stock was redeemed in August 2014. The Company paid cash dividends on its Convertible Series 6.3% Preferred Stock of approximately $26,000 during the three months ended March 31, 2014.  The dividends were paid to a subsidiary that is consolidated into the condensed consolidated financial statements of the Company and, as a result, have been eliminated in consolidation.

Dividend Reinvestment Plan. The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of Company common stock. The Company has registered 1,500,000 shares of common stock pursuant to the dividend reinvestment plan. The dividend reinvestment plan became effective on January 23, 2012. The purchase price per share is 95% of the price the Company was formerly selling its shares for $9.50 per share. No sales commission or dealer manager fee will be paid on shares sold through the dividend reinvestment plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all Participants at least thirty (30) days prior to such record date. As of March 31, 2015, the second year under the plan, approximately $11.9 million, or approximately 1,259,000 shares of common stock have been issued under the dividend reinvestment plan to date.

10.  RELATED PARTY TRANSACTIONS

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to an entity 100% owned by the Company’s Chairman and Chief Executive Officer and another related party. Rental income recorded for the three months ended March 31, 2015 and 2014 totaled $7,000 and $7,000, respectively.

In January 2014, the former limited partner of NetREIT 01, LP, a consolidated subsidiary of the Company (the "Partnership") that owns the Presidio, exercised its option to convert approximately 52.8% of its ownership interests in the Partnership in exchange for approximately 21,000 shares of Company common stock. After conversion, the Company’s interest in the Partnership increased to approximately 89%. The Company purchased these shares from the limited partner at a price that was determined when the Partnership was formed, which, adjusted for stock dividends, was $7.858 per share. The stock purchase transaction was subject to the Company's related party transaction policy, which required a review of the transaction by the non-interested parties of the Audit Committee and a subsequent vote by the Company's Board of Directors (and was formally approved in December 2013). Effective April 2014, the former limited partner elected to convert all of its remaining interest in the Partnership in exchange for 18,807 shares of Company common stock. The Company bought these shares back in January 2015 for an aggregate purchase price of approximately $148,000 at which time the Company’s interest in the Partnership increased to 100%.

The limited partner of NetREIT 01, LP is the Allen Trust DTD 7-9-1999. William H. Allen, a Director of the Company and Chairman of the Audit Committee, is a beneficiary and a trustee of this trust. The Partnership was formed approximately one year before Mr. Allen became a Board Member.

11. SEGMENTS

The Company’s reportable segments consist of the four types of commercial real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results: Residential Properties, Industrial and Office Properties, Retail Properties; and Self-Storage Properties (sold on April 10, 2105). The Company also has certain corporate level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.  The accounting policies of the reportable segments are the same as those described in Note 2.  There is no intersegment activity.

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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
	2015	2014
Office/Industrial Properties:
Rental income	$4,008,818	$2,607,246
Property and related expenses	(1,580,965)	(1,039,090)
Net operating income, as defined	2,427,853	1,568,156

Residential Properties:
Rental income	357,903	671,186
Property and related expenses	(11,238)	(6,735)
Net operating income, as defined	346,665	664,451

Retail Properties:
Rental income	1,015,878	640,826
Property and related expenses	(347,385)	(214,732)
Net operating income, as defined	668,493	426,094

Self-Storage Properties (discontinued operations):
Rental income	892,977	860,587
Property and related expenses	(862,674)	(794,905)
Net operating income, as defined	30,303	65,682

Reconciliation to net (loss) income:
Total net operating income, as defined, for reportable segments	3,473,314	2,724,383
General and administrative expenses	(1,154,802)	(1,124,856)
Depreciation and amortization	(1,861,546)	(1,345,756)
Interest expense	(2,379,592)	(1,049,082)
Interest income	14,604	18,369
Gain on sales of real estate and partnerships, net	78,496	727,776
Net (loss) income	$(1,829,526)	$(49,166)

	March 31,	December 31,
	2015	2014
Assets by Reportable Segment:
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$121,138,911	$122,351,316
Total assets (2)	$130,059,818	$130,185,089

Residential Properties:
Land, buildings and improvements, net (1)	$12,603,823	$13,133,827
Total assets (2)	$13,810,493	$13,588,922

Retail Properties:
Land, buildings and improvements, net (1)	$33,766,924	$33,141,294
Total assets (2)	$36,805,479	$34,712,223

Self-Storage Properties (real estate held for sale):
Land, buildings and improvements, net (1)	$28,929,279	$29,107,675
Total assets (2)	$29,898,476	$30,003,506

Reconciliation to Total Assets:
Total assets for reportable segments	$210,574,266	$208,489,740
Other unallocated assets:
Cash and cash equivalents	4,475,600	5,636,002
Other assets, net	8,091,495	6,499,196
Total Assets	$223,141,361	$220,624,938

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.

(2)	Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs
	and other related intangible assets, all shown on a net basis.

Capital Expenditures by Reportable Segment	Three Months Ended
	March 31,
	2015	2014

Office/Industrial Properties:
Capital expenditures and tenant improvements	1,118,854	678,304

Residential Properties:
Acquisition of operating properties	3,756,740	1,781,300

Retail Properties:
Capital expenditures and tenant improvements	41,333	194,781

Self-Storage Properties (real estate held for sale):
Capital expenditures and tenant improvements	6,250	33,408

Totals:
Acquisition of operating properties, net	3,756,740	1,781,300
Capital expenditures and tenant improvements	1,166,437	906,493
Total real estate investments	$4,923,177	$2,687,793

12. SUBSEQUENT EVENTS

On February 6, 2015, the Company entered into an Agreement of Purchase and Sale and Joint Escrow Instructions (the “Purchase Agreement”) to sell 100% of its Sparky’s Self-Storage Portfolio, as defined in the Purchase Agreement, for a net sales price of approximately $34 million to an unaffiliated third party purchaser (the “Buyer”). The Self-Storage Portfolio is a portfolio of seven self-storage properties located in San Bernardino County, California. The sale closed on April 10, 2015 and the Company received net proceeds of approximately $17 million after payment of the debt.

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

OVERVIEW

The Company operates as a self-managed and self-administered real estate investment trust, or REIT.  The Company invests in a diverse portfolio of real estate assets including industrial, office, residential, retail, self-storage and model home leased residential properties located primarily in the western United States. As of December 31, 2014, including properties held for sale, the Company owned or had an equity interest in:

•         Fourteen office buildings and one industrial building (“Office Properties”) which total approximately 1,152,000 rentable square feet,

•         Five retail shopping centers (“Retail Properties”) which total approximately 230,000 rentable square feet,

•         Seven self-storage facilities (“Self-Storage Properties”) which total approximately 652,000 rentable square feet, ( the seven self-storage facilities were disposed of subsequent to March 31, 2015) and

•         Sixty-four Model Homes owned by three affiliated limited partnerships (“Residential Properties”).

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

SIGNIFICANT TRANSACTIONS IN 2015 AND 2014

Preferred Stock Financing - In August 2014, the Company closed on an offering of our Series B Preferred Stock. The financing, which will be funded in installments, should be completed no later than the one-year anniversary of the initial investment. We issued 16,600 shares of our Series B Preferred Stock for $16.6 million during 2014. These shares have a $0.01 par value and a $1,000 per share liquidation preference. The Series B Preferred Stock shall be redeemed through a cash payment equal to the face value of the shares outstanding at redemption. The return on these funds is 14% - 10% to be paid on a monthly basis, and the remaining 4% shall accrue and compound monthly and be payable at the redemption date. We expect to receive the remaining capital contribution of $23.4 million from this financing by the conclusion of the funding period. The proceeds of this financing are to be used for Series B Preferred investor approved property acquisitions. The Series B Preferred Stock is scheduled to be redeemed by the third anniversary of the closing date; however, we can extend the redemption date by up to two additional years.

Acquisitions - we acquired the following properties during the three months ended March 31, 2015 and the year ended December 31, 2014:

•           NetREIT acquired three (3) Model Home properties in Wisconsin, Illinois and Arizona on March 26, 2015 and lease them back to the home builder.  The purchase price for the properties totaled $0.9 million, consisting of cash payments of $0.4 million and promissory notes of $0.5 million. Due to the late date of purchase during the quarter the affect on operations during the three months ended March 31, 2015 is nominal

•         NetREIT Dubose and Dubose Model Home Investors #202 LP acquired nine (9) Model Home properties in Illinois, Florida, Wisconsin and Arizona on March 26, 2015 (and leased them back to the home builders). The purchase price for the properties totaled $2.8 million, consisting of cash payments of $1.1 million and promissory notes of $1.7 million. Due to the late date of purchase during the quarter the affect on operations during the three months ended March 31, 2015 is nominal.

•         NetREIT acquired 410,000 square feet in five office buildings between April and December of 2014 that had a significant impact on the operations during their first quarter of operations.

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

•         NetREIT Dubose sold two Model Home properties (upon the maturity of leases) for $615,000.

•         On April 10, 2015, the Company sold all seven of the Sparky’s Self Storage facilities as a package for a net sales price of $34 million that had been acquired during 2007 through 2013.  These properties were treated as real estate held for sale on the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 and as discontinued operations on the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014.

Debt transactions - During the three months ended March 31, 2015, the Company refinanced approximately $3.0 million of existing debt with new debt of approximately $6.0 million, providing additional cash to invest in new acquisitions.  The new debt bears interest at an average rate of 4.3%, compared to 5.6% on the old debt, and, due to a three year interest-only provision, we were able to only increase our debt service costs on the refinanced obligations by approximately $29,000 per year. Although our aggregate debt outstanding increased due to acquisitions of new properties and the refinancing of existing debt, the weighted average interest rate of our non-Model Home property mortgages decreased to 4.82% at March 31, 2015 from 5.1% at March 31, 2014.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 30, 2015.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDING MARCH 31, 2015 AND 2014.

Same-Property Operating Results

The table below presents the 2015 and 2014 operating results for the Company’s commercial rental properties owned as of January 1, 2014, thereby excluding the impact on our results of operations from the real estate properties acquired during 2014.  The table below excludes model home operations and income from discontinued operations from the self-storage portfolio. The Company believes that this type of non-GAAP financial measure, when considered with our financial statements prepared in accordance with GAAP, is useful to investors to better understand the Company’s operating results. Properties are included in this analysis if they were owned and operated for the entirety of both periods being compared. Further, same-property operating results is a measure for which there is no standard definition and, as such, it is not consistently defined or reported on among the Company’s peers, and thus may not provide an adequate basis for comparison between REITs.

	Three months ended March 31,		Variance
Same - property operating results:	2015	2014	$	%
Rental revenues - Commercial properties	$3,251,562	$3,170,164	$81,398	2.57%
Rental operating costs – Commercial properties	1,287,233	1,274,945	12,288	0.96%
General and administrative – Commercial properties	926,399	864,126	62,273	7.21%
Net operating income	$1,037,930	$1,031,093	$6,837	0.66%

Our results of operations for the three months ended March 31, 2015 and 2014 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense, general and administrative expense and depreciation and amortization will significantly increase in future periods as a result of the assets acquired over the last year and as a result of anticipated growth through future acquisitions of real estate related investments.

The following discussion over our results of operations for the three months ended March 31, 2015 and 2014 relates to continuing operations.

Revenues.  Total revenue was $5.3 million for the three months ended March 31, 2015 compared to $3.9 for the same period in 2014, an increase of $1.4 million or 38.5%. The increase in rental income as reported in 2015 as compared to 2014 reflects:

•         A net increase in industrial and office properties rental income of $1.8 million as a result of the five property acquisitions we made during 2014.

•         Revenues from rentals of Model Homes decreased to $400,000 during the quarter ended March 31, 2015 from $700,000 during the quarter ended March 31, 2014. The decrease in rental revenues arose as a result of a reduction in the number of Model Homes that we owned in the current quarter compared to the prior year quarter. We owned 64 Model Homes at March 31, 2015, which 12 were acquired on March 26, 2015,  compared to 79 homes at March 31, 2014.

Rental Operating Costs.  Rental operating costs were $1.9 million for the three months ended March 31, 2015 compared to $1.3 million for the same period in 2014, an increase of approximately $700,000 or 53.9%. Costs associated with properties acquired during 2014 accounted for substantially all of this increase.

Rental operating costs as a percentage of rental and fee income was 36.0% and 32.2% for the three months ended March 31, 2015 and 2014, respectively, primarily due to the decline in Model Home rental revenues. Model Home rental operating costs as a percentage of rental and fee income was 5.3% and 2.4% for the three months ended March 31, 2015 and 2014, respectively. Model Home rental operating costs are typically low as the leasees pay for all of the expenses related to the homes, including taxes and insurance. Although Model Home operating costs remained relatively consistent as a percentage of revenues, the decrease in the scope of Model Home business translated into an increase in our overall rental operating costs as a percentage of rental and fee income.

General and Administrative Expenses. General and administrative (“G&A”) expenses increased approximately $30,000 or 3% during three months ended March 31, 2015, compared to the same period in 2014. These expenses are semi-fixed and do not necessarily correlate more to total revenue.  These expenses correlate more to the administrative functions required for the different types of properties.  With the sale of the self-storage facilities, which segment was the most administrative intense, we anticipate that our general and administrative will remain fairly constant as we acquire more office, retail and industrial properties in the future.

Depreciation and Amortization. Depreciation and amortization expense totaled approximately $2.0 million for the three months ended March 31, 2015, compared to approximately $1.3 million for the same period in 2014, representing an increase of approximately $700,000 or 50.6%. Depreciation costs associated with properties acquired during 2014 accounted for substantially all of this increase.

Asset Impairments. We review the carrying value of each of our real estate properties annually to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three months ended March 31, 2015, management did not believe any impairment reserve was required.

Interest Expense.  Interest expense, including amortization of deferred finance charges, increased by approximately $1.3 million, or 126.8%, to approximately $2.4 million for the three months ended March 31, 2015 compared to $1.1 million for the same period in 2014. The increase in interest expense was primarily the result of the dividends paid and accrued on the Series B Preferred Stock issued in August 2014, which due to the mandatory redemption is treated as a liability for financial reporting purposes. Dividends paid and accrued totaled $717,000 and the amortization of the deferred offering costs associated with that transaction totaled $229,000 for the three months ended March 31, 2015. Additionally, we incurred additional interest costs of $476,000 as a result of our 2014 acquisitions. The weighted average interest rate on our outstanding debt was 4.9% as of March 31, 2015 compared to 5.2% as of March 31, 2014.

Gain on Sale of Real Estate Assets and Partnerships, net.  For the three months ended March 31, 2015, we had gains from the sales of two Model Homes of approximately $78,000.   For the three months ended March 31, 2014, the Company had gains from the sales of six Model Homes totaling $425,000. In addition, in 2014 the Company also recognized gains from the liquidation of its interests in the two limited partnerships totaling approximately $303,000.

Discontinued Operations.  Revenues and expenses from the self-storage portfolio remained relatively consistent for the three months ended March 31, 2015 compared to the same period in 2014.  For the three months ended March 31, 2015, total revenues increased 32,000 or 3.76% to $893,000 compared to $861,000 for the three months ended March 31, 2014 which was expected as occupancy remained consistent.  For the three months ended March 31, 2015, rental operating costs increased $74,000 or 18.24% to $480,000 compared to $406,000 for the three months ended March 31, 2014. The primary increase in rental operating costs was related to on-site management due to annual salary increases and an increase in legal expense due to the sale of the portfolio. Interest expense increased 2% and depreciation expense increased 8%.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As discussed above under Economic Environment, during 2014 and 2015, there have been signs of economic improvement and stabilization in the equity markets. We expect the market turbulence could continue in the commercial real estate arena due to the uncertainties previously discussed. We believe that as a result of the trends, new mortgage financing will continue remain less favorable in terms of loan amount to value as pre-recession days, which may negatively impact our ability to finance future acquisitions. Long-term interest rates remain relatively low by historical standards but we anticipate that interest rates will increase during the next couple years.  On the other hand, we believe the negative trends in the mortgage markets for smaller properties and in some geographic locations have reduced property prices and may, in certain cases, reduce competition for those properties.

Our future sources of liquidity include existing cash and cash equivalents, cash flows from operations, new mortgages on our unencumbered properties, refinancing of existing mortgages, future installments of our Series B Preferred Stock (as described below) and the possible sale of additional equity/debt securities. Our available liquidity at March 31, 2015 included cash and cash equivalents of $4.5 million, as well as our potential borrowing capacity under potential credit facilities such as a revolving line of credit or from mortgages on unencumbered properties and refinancing of mortgages with low debt to value. We do not have a revolving line of credit at the current time, and we cannot guarantee that we will be able to consummate a line of credit in the near future, but we have been exploring the possibilities of obtaining such a line of credit. We also do not have any commitments or other arrangements with any financial institution to borrow any amounts in the form of mortgages on currently unencumbered properties or through refinancing existing mortgages and we cannot be certain that a financial institution would ultimately provide such financing, but we estimate that such borrowings represent additional borrowing capacity of approximately $11.1 million. During 2014, for example, we refinanced approximately $10.9 million of existing debt with new debt of approximately $17.1 million.  The new debt bears interest at an average rate of 4.7% compared to 5.7% on the old debt. During 2015, we refinanced an existing mortgage with an outstanding principal balance of approximately $3.0 million with interest at 5.6% with a new mortgage of $6.0 million with interest at 4.31%.

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

Our short term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages and funding for our distributions to stockholders. During the three months ended March 31, 2015, our principal debt service and the cash portion of the distributions to our shareholders’ was $3.1 million, while the net cash provided by our operating activities totaled $0.4 million. The remainder of the distribution was covered by proceeds from sales of real estate assets. We believe that the cash flow from our existing portfolio, and our anticipated acquisitions (when operational for the full term) will be sufficient to fund our near term operating costs, fund the debt service costs on our existing mortgages, and fund the cash portion of distribution to stockholders at the current rate. However, if our cash flow from operating activities is not sufficient to fund our short term liquidity needs, including the payment of cash dividends at current rates to our stockholders, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness or we will reduce the rate of distribution to the stockholders.

Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments. We believe that the $23.4 million available from the sale of preferred stock as discussed below,  along with the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs.  We are continually reviewing our existing portfolio for properties that have met maximized short and long term potential with the intent of selling those properties and reinvesting the proceeds in properties that have equivalent or better short term benefits and better long term potential.  We expect to obtain additional cash in connection with refinancing of maturing mortgages and assumption of existing debt collateralized by some or all of our real property in the future to meet our long-term liquidity needs.  If we are unable to arrange a line of credit, borrow on unencumbered properties, or sell securities to the public we may not be able to acquire additional properties to meet our long-term objectives.

Cash and Cash Equivalents

At March 31, 2015, we had approximately $4.5 million in cash and cash equivalents compared to approximately $5.6 million at March 31, 2014. Our cash and cash equivalents are held in bank accounts at third party institutions and consist of invested cash and cash in our operating accounts.  During 2014 and 2013, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $2.0 million of our cash balance is intended for capital expenditures on existing Properties. We intend to use the remainder of our existing cash and cash equivalents for acquisitions, general corporate purposes and distributions to our stockholders.

Series B Preferred Stock

In August 2014, the Company closed on an offering of our Series B Preferred Stock.  We expect to receive a total capital contribution of $40.0 million from this financing by the conclusion of the funding period. An initial investment of $16.6 million was made during 2014, and an additional investment of $23.4 million is available on or before the one year anniversary of the initial investment. We believe that the remaining proceeds from this offering will allow us to increase the size of our property portfolio. We will continue to seek acquisitions or properties for equity in a DownREIT structure.  Our ability to access equity markets is dependent on a number of factors including general market conditions for the REIT industry and market perception of our Company.

Secured Debt

As of March 31, 2015, NetREIT had mortgage notes payable in the aggregate principal amount of $119.4 million, collateralized by a total of 26 properties with loan terms at issuance ranging from 3 to 30 years.  The weighted-average interest rate on the mortgage notes payable as of March 31, 2015 was approximately 4.9%, and our debt to book value on these properties was approximately 65.0%.

As of March 31, 2015, NetREIT Dubose, and related entities, had 60 fixed-rate mortgage notes payable in the aggregate principal amount of $9.0 million, collateralized by a total of 60 Model Home properties. These loans generally have a term at issuance of three to five years.  The average loan balance outstanding and the weighted-average interest rate on these mortgage loans are $150,300 and 5.2%, respectively, as of March 31, 2015. Our debt to net book value on these properties is approximately 57.0%. The Company has guaranteed these promissory notes.  The balloon principal payments on the notes payable are in 2016 and 2019, and are typically tied to the end of the lease and the sale of the Model Home properties securing the debt.

Despite the disruptions in the debt market discussed in "Overview" above, we have been able to refinance maturing debts before scheduled maturity dates and we have also not experienced any unusual difficulties financing our acquisitions.

Cash Flows for the three months ended March 31, 2015 and March 31, 2014.

Operating Activities: Net cash provided by operating activities was essentially unchanged in comparison to the prior period – cash flow from operations of $413,435 for 2015 compared to cash flow from operations of $167,141 for 2014. We anticipate that with the five acquisitions during December 2014 and the future anticipated acquisitions, the cash provided by operating activities will cover the cash portion of our distributions to stockholders in the future.

Investing Activities: Net cash used in investing activities was $5.5 million for the three months ended March 31, 2015, compared to net cash used of $0.3 million during the same period in 2014. Approximately $2.0 million of the increase in net cash used in the current period was due to the acquisitions of twelve model homes for $3.8 million compared to 6 model homes for $1.8 million during same period in 2014.  Approximately $1.0 million was due to increase in restricted cash primarily due to impounds required by the Yucca Retail refinance. The remaining approximate $2.0 million was due to more proceeds in prior year with sale of six  model homes compared to only two sales of model homes in 2015.

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

We currently project that we could spend up to $2.0 million on capital improvements, tenant improvements and leasing costs for properties within our portfolio during remainder of 2015. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on gross capital expenditures during 2015 as compared to 2014 due to rising construction costs and the anticipated increase in property acquisitions in 2015. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities: Net cash provided by financing activities during the three months ended March 31, 2015 was $3.9 million compared to cash used of $2.5 million for the comparable prior in 2014. The increase in cash flow in the current period of $6.4 million was primarily attributable to net inflow of $4.9 million from new mortgage and debt refinancing activity and $1.0 million net cash flow from non-controlling interests in affiliated model home partnerships.  During 2015, $1.4 million new capital was contributed to model home entities by non-controlling interest compared to none in 2014, offset by an increase of approximately $0.3 million distributions to all non-controlling interests.

We anticipate mortgaging one unencumbered property and increasing mortgages balances in connection with refinancing debt maturing in 2015 on several other properties (during the next two years) to provide additional funds for financing activities. These properties have an estimated market value of approximately $29.1 million and mortgage obligations of $7.8 million, which we believe will allow us to increase our net borrowings by approximately $11.1 million. In addition, we expect that we will generate approximately $23.4 million from the planned issuance of Series B Preferred Stock. Based on a leverage of 70% we anticipate acquire approximately $115.0 million of new properties. We are also pursuing other sources of capital either through a line of credit facility or the possible sale of additional equity/debt securities to provide resources to pursue future acquisitions.

On April 10, 2015, we consummated the sale of 100% of our Sparky’s Self-Storage Portfolio.  The net sales prices was approximately $34 million and resulted in a gain on sale of approximately $4.9 million.  After payoff of mortgage deb the net cash flow was approximately $17 million.  We anticipate reinvesting the funds in new commercial properties during 2015.

Off-Balance Sheet Arrangements

As of March 31, 2015, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

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

The following table presents our FFO for the three months ended March 31, 2015 and 2014.

	2015	2014
Net loss	$(1,962,038)	$(360,014)
Adjustments:
Income attributable to noncontrolling interests	132,513	478,107
Depreciation and amortization	2,027,192	1,345,756
Gain on sale of real estate assets and partnerships	(78,496)	(727,776)
FFO	$119,171	$736,073

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

The following table presents our MFFO for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
	2015	2014
Funds from operations	$119,171	$736,073
Adjustments:
Straight line rent adjustment	(214,860)	(79,040)
Above market and below market rents	(33,324)	(39,064)
Lease commission amortization	97,560	96,206
Finance charge amortization	308,159	84,050
Acquisition costs	30,271	15,593
MFFO	$306,977	$813,818

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

31.2

Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

31.3

Certification of the Company's Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            Instance Document

            XBRL Taxonomy Extension Schema Document

            XBRL Taxonomy Extension Calculation Linkbase Document

            XBRL Taxonomy Extension Definition Linkbase Document

            XBRL Taxonomy Extension Label Linkbase Document

            XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2015	NetREIT, Inc.

	By:	/s/ Jack K. Heilbron
Name: Jack K. Heilbron
Title: Chief Executive Officer

By:	/s/ Kenneth W. Elsberry
Name: Kenneth W. Elsberry
Title: Chief Financial Officer
By:	/s/ Heather L. Pittard
Name: Heather L. Pittard
Title: Principal Accounting Officer