Form 10-K/A
period 2014-12-31
NETREIT, INC.
filed 2015-06-16
CIK 1080657

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

EXPLANATORY NOTE

This Amendment on Form 10-K/A to the NetREIT, Inc (“NetREIT”) Annual Report (“Annual Report”) on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Filing”) and Form 10K/A (Amendment No. 1) as filed on April 20, 2015, is being filed solely for the purposes of amending (i) Part II, Item 7 Management’s discussion and analysis of financial condition and results of operations and (ii) Part IV, Item 15 to add the references in subsection (a) to documents included in the Original Filing and to include as exhibits the new certifications required by Rule 13a-14(a) under the Exchange Act.

The purpose of this amendment is to correct the table of “Same-property operating results” included in Part II, Item 7. in the Section titled “results of operations for the year ended December 31, 2014 and 2013”.The table in the Original filings erroneously included properties that were not held for the full year during each year,  income tax expense in ”General & Administrative model homes” and a mathematical formula error in the totals for “Net operating income”.

In accordance with Rule 12b-15 under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”), Part II, Item 7 and Part IV, Item 15 of the Original Filing have been amended and restated in their entirety. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and Amendment No. 1.

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

The following table summarizes certain components of same-property operating results for the years ended December 31, 2014 and 2013.

	Year Ended December 31,		Variance
Same - property operating results:	2014	2013	$	%
Rental revenues - Commercial properties	$16,242,554	$16,253,873	$ (11,319)	-0.1%
Rental revenues - Model Homes	567,492	567,492	$ -	0.0%
Rental operating costs – Commercial properties	6,687,159	6,186,831	$ 500,328	8.1%
Rental operating costs – Model Homes	185,476	195,590	$ (10,114)	-5.2%
General and administrative – Commercial properties	3,879,237	3,700,635	$ 178,602	4.8%
General and administrative – Model Homes	939,696	1,366,021	$ (426,325)	-31.2%
Net operating income	$ 5,118,478	$5,372,288	$ (253,810)	-4.7%

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

(1) Financial Statements - the following documents are filed as part of the Annual report:

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

(2) Financial Statement Schedules - the following documents are filed as part of the Annual report:

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

3.4	Articles of Incorporation filed January 28, 1999 (incorporated by reference to Exhibit 3.1 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

3.5	Certificate of Determination of Series AA Preferred Stock filed April 4, 2005 (incorporated by reference to Exhibit 3.2 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

3.6	Bylaws of NetREIT (incorporated by reference to Exhibit 3.3 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

3.7	Audit Committee Charter (incorporated by reference to Exhibit 3.4 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

3.8	Compensation and Benefits Committee Charter (incorporated by reference to Exhibit 3.5 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

3.9	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 3.6 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

3.10	Principles of Corporate Governance of NetREIT (incorporated by reference to Exhibit 3.7 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

4.2	Form of Series AA Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

4.3	Registration Rights Agreement 2005 (incorporated by reference to Exhibit 4.3 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed September 5, 2008).

4.4	Registration Rights Agreement 2007 (incorporated by reference to Exhibit 4.4 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed September 5, 2008).

10.1	1999 Flexible Incentive Plan (incorporated by reference to Exhibit 10.1 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

Number	Description
10.2	NetREIT Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.2 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

10.3	Form of Property Management Agreement (incorporated by reference to Exhibit 10.3 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

10.4	Option Agreement to acquire CHG Properties (incorporated by reference to Exhibit 10.4 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

10.5	Employment Agreement as of April 20, 1999 by and between the Company and Jack K. Heilbron (incorporated by reference to Exhibit 10.5 to NetREIT’s Report on Form 10-12G/A filed June 26, 2009).

10.6	Employment Agreement as of April 20, 1999 by and between the Company and Kenneth W. Elsberry (incorporated by reference to Exhibit 10.6 to NetREIT’s Report on Form 10-12G/A filed June 26, 2009).

10.7	Loan Assumption and Security Agreement, and Note Modification Agreement (incorporated by reference to Exhibit 10.7 to NetREIT’s Report on Form 8-K filed August 27, 2009).

10.8	Promissory Note (incorporated by reference to Exhibit 10.8 to NetREIT’s Report on Form 8-K filed August 27, 2009).

10.9	Loan Agreement by and Between Jackson National Life Insurance Company and NetREIT Inc. (incorporated by reference to Exhibit 10.9 to NetREIT’s Report on Form 8-K filed August 27, 2010).

10.10	Fixed Rate Promissory Note Between Jackson National Life Insurance Company and NetREIT Inc. (incorporated by reference to Exhibit 10.10 to NetREIT’s Report on Form 8-K filed August 27, 2010).

10.11	Employment Agreement for Mr. Heilbron Effective as of January 1, 2011 (incorporated by reference to Exhibit 10.11 to NetREIT’s Report on Form 8-K filed January 24, 2011).

10.12	Employment Agreement for Mr. Elsberry Effective as of January 1, 2011 (incorporated by reference to Exhibit 10.12 to NetREIT’s Report on Form 8-K filed January 24, 2011).

10.13	Employment Agreement for Mr. Dubose Effective as of January 1, 2011 (incorporated by reference to Exhibit 10.13 to NetREIT’s Report on Form 8-K filed January 24, 2011).

10.14	Purchase & Sale Agreement and Joint Escrow Instructions to acquire Dakota Bank Building (incorporated by reference to Exhibit 10.14 to NetREIT’s Report on Form 8-K filed February 3, 2011)

10.15	Promissory Note - Dakota Bank Buildings (incorporated by reference to Exhibit 10.15 to NetREIT’s Report on Form 8-K/A filed May 31, 2011).

10.16	Mortgage, Security Agreement and Fixture Financing Statement - Dakota Bank Buildings (incorporated by reference to Exhibit 10.16 to NetREIT’s Report on Form 8-K/A filed May 31, 2011).

10.17	Property Contribution Agreement and Joint Escrow Instructions- Port of San Diego Complex (incorporated by reference to Exhibit 10.17 to NetREIT’s Report on Form 8-K filed September 12, 2011).

10.18	First Amended and Restated NetREIT National City Partners, LP Limited Partnership Agreement (incorporated by reference to Exhibit 10.18 to NetREIT’s Report on Form 8-K filed December 30, 2011).

10.19	Assumption Agreement - NetREIT National City Partners, LP (incorporated by reference to Exhibit 10.19 to NetREIT’s Report on Form 8-K filed December 30, 2011).

Number	Description
10.20	Agreement and Plan of Merger between the Company and C I Holding Group, Inc. (incorporated by reference to Exhibit 10.23 to NetREIT’s Report on Form 8-K filed February 6, 2013).

10.21	NetREIT National City Partners LP Promissory Note (incorporated by reference to Exhibit 10.24 to NetREIT’s Report on Form 8-K filed March 5, 2013).

10.22	NetREIT National City Partners LP Deed of Trust (incorporated by reference to Exhibit 10.25 to NetREIT’s Report on Form 8-K filed March 5, 2013).

10.23

Preferred Stock Purchase Agreement dated as of August 4, 2014, by and between NetREIT, Inc., and PFP III Sub II, LLC (incorporated by reference to Exhibit 10.23 to NetREIT’s Report on Form 8-K filed August 8, 2014).

10.24	Investor Agreement dated as of August 4, 2014, by and between NetREIT, Inc., and PFP III Sub II, LLC (incorporated by reference to Exhibit 10.24 to NetREIT’s Report on Form 8-K filed August 8, 2014).

10.25	Articles Supplementary filed on August 4, 2014 (incorporated by reference to Exhibit 10.26 to NetREIT’s Report on Form 8-K filed August 8, 2014).

10.26	Amendment No. 1 to Amended and Restated Bylaws of NetREIT, Inc. effective as of August 8, 2014 (incorporated by reference to Exhibit 10.27 to NetREIT’s Report on Form 8-K filed August 8, 2014).

10.27	Specimen Certificate for NetREIT, Inc. Series B Preferred Stock (incorporated by reference to Exhibit 10.28 to NetREIT’s Report on Form 8-K filed August 8, 2014).

23.1	Consent of Independent Registered Public Accounting Firm **

31.1

Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.3	Certification of principal Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* Filed herewith ** Previously filed as like-numbered exhibit to Original Filing and incorporated by reference herein