Form 10-K/A
period 2014-12-31
NETREIT, INC.
filed 2015-06-19
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K/A

(Amendment No. 3)

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

Common Stock, Series A, par value $0.01 per share

(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐  Yes ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑  Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes ☑  No

At March 15, 2015, registrant had issued and outstanding 16,877,377 shares of its common stock, par value $0.01 per share.

 DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for NetREIT’s Annual Meeting currently scheduled to be held on June 12, 2015. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

EXPLANATORY NOTE

This Amendment on Form 10-K/A to the NetREIT, Inc. (“NetREIT”) Annual Report (“Annual Report”) on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Filing”), Form 10-K/A (Amendment No. 1) as filed on April 21, 2015 and Form 10-K/A (Amendment No. 2) as filed on June 16, 2015, is being filed solely (i) for the purposes of amending Part II, Item 7 Management’s discussion and analysis of financial condition and results of operations, (ii) to provide a signature page omitted in Amendment No. 2 and (iii) to include as exhibits the new certifications required by Rule 13a-14(a) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The purpose of this amendment is to correct the table of “Same-property operating results” included in Part II, Item 7 in the Section titled “results of operations for the years ended December 31, 2014 and 2013.” The table in the Original Filing and Amendment No. 1 erroneously included properties that were not held for the full year during each year, in “Rental revenues – Commercial properties,” “Rental revenues – Model Homes,”  and “General and administrative – Model Homes” and a mathematical formula error in the totals for “Net operating income.”

In accordance with Rule 12b-15 under the Exchange Act, Part II, Item 7 of the Original Filing has been amended and restated in its entirety. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and Amendment No. 1.

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

(a)(1) Financial Statements - the following documents are filed as part of the Annual Report:

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

* Filed herewith ** Previously filed as like-numbered exhibit to Original Filing and incorporated by reference herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

NETREIT, INC.
Dated: June 18, 2015	By:	/s/ Kenneth W. Elsberry
Kenneth W. Elsberry
Chief Financial Officer