Form 10-Q
period 2015-06-30
NETREIT, INC.
filed 2015-08-13
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

At August 14, 2015, registrant had issued and outstanding 17,011,108 shares of its common stock, $0.01 par value.

CAUTIONARY STATEMENTS

Statements contained in this quarterly report on Form 10-Q that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to materially differ from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the timing and strength of national and regional economic growth, the strength of commercial and residential markets, competitive market conditions, fluctuations in availability and cost of construction materials and labor resulting from the effects of worldwide demand, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and an investment in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information.

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$40,867,782	$40,422,812
Buildings and improvements	131,425,970	128,719,410
Tenant improvements	15,509,400	13,164,998
Lease intangibles	9,380,711	9,793,814
Real estate assets and lease intangibles, cost	197,183,863	192,101,034
Accumulated depreciation and amortization	(26,072,295)	(23,011,006)
Real estate assets and lease intangibles, net	171,111,568	169,090,028
Real estate assets held for sale, net	-	29,107,675
Cash and cash equivalents	11,471,805	5,636,002
Restricted cash	8,956,326	4,086,498
Deferred leasing and financing costs, net	4,831,901	5,438,857
Goodwill	2,423,000	2,423,000
Other assets, net	6,370,127	4,842,878
TOTAL ASSETS	$205,164,727	$220,624,938

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$108,615,615	$106,966,774
Mortgage notes payable related to assets held for sale	-	16,932,524
Accounts payable and accrued liabilities	5,926,568	6,631,804
Dividends payable	1,045,654	997,175
Below-market rent, net	908,231	960,328
Mandatorily redeemable Series B Preferred Stock, $0.01 par value, $1,000 liquidating preference; shares authorized: 40,000; 16,600 shares issued and
outstanding at June 30, 2015 and December 31, 2014	16,600,000	16,600,000
Total liabilities	133,096,068	149,088,605

Commitments and contingencies

Equity:
Common stock series A, $0.01 par value, shares authorized: 100,000,000;
17,011,108 and 16,887,377 shares issued and outstanding
at June 30, 2015 and December 31, 2014, respectively	170,112	168,874
Additional paid-in capital	144,971,664	143,715,876
Dividends in excess of accumulated losses	(85,556,159)	(83,150,866)
Total stockholders' equity before noncontrolling interest	59,585,617	60,733,884
Noncontrolling interest	12,483,042	10,802,449
Total equity	72,068,659	71,536,333
TOTAL LIABILITIES AND EQUITY	$205,164,727	$220,624,938

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$5,396,700	$3,794,651	$10,740,383	$7,703,609
Fee and other income	195,192	48,128	223,709	58,422
	5,591,892	3,842,779	10,964,092	7,762,031

Costs and expenses:
Rental operating costs	1,910,903	1,355,292	3,840,094	2,615,850
General and administrative	1,139,112	1,563,793	2,293,914	2,688,649
Depreciation and amortization	1,814,786	1,260,522	3,676,332	2,439,010
Total costs and expenses	4,864,801	4,179,607	9,810,340	7,743,509

Other income (expense):
Interest expense-Series B preferred stock	(817,162)	-	(1,764,591)	-
Interest expense-mortgage notes	(1,458,860)	(1,149,972)	(2,891,023)	(2,199,055)
Interest and other income	21,153	41,790	35,757	60,159
Gain on sale of real estate and partnerships	1,116,258	936,030	1,194,754	1,663,807
Total other expense, net	(1,138,611)	(172,152)	(3,425,103)	(475,089)

Loss from continuing operations	(411,520)	(508,980)	(2,271,351)	(456,567)

Discontinued operations
Gain on the sale of real estate	4,730,398	(156,651)	4,730,398	(156,651)
Income (loss) from discontinued operations, net	(161,679)	74,008	(131,375)	139,690
Income (loss) from discontinued operations	4,568,719	(82,643)	4,599,023	(16,961)

Net income (loss)	4,157,199	(591,623)	2,327,672	(473,528)

Less: Income attributable to noncontrolling interests	(1,186,012)	(504,797)	(1,318,526)	(982,905)

Net income (loss) attributable to NetREIT, Inc.
common stockholders	$2,971,187	$(1,096,420)	$1,009,146	$(1,456,433)

Basic and diluted loss (income) per common share
Continuing operations	$(0.02)	$(0.03)	$(0.13)	$(0.03)
Discontinued operations	$(0.01)	$0.00	$(0.01)	$0.01
Net (loss) income per common share	$0.18	$(0.07)	$0.06	$(0.09)
Weighted average number of common shares
outstanding - basic and diluted	16,968,976	16,831,217	16,932,306	16,768,211

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries
Condensed Consolidated Statement of Equity
Six Months Ended June 30, 2015
(Unaudited)

				Dividends
			Additional	In Excess of	Total	Non-
	Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Losses	Equity	Interest	Equity

Balance, December 31, 2014	16,887,377	$168,874	$143,715,876	$(83,150,866)	$60,733,884	$10,802,449	$71,536,333
Net income (loss)	-	-	-	1,009,146	1,009,146	1,318,526	2,327,672
Dividends declared/reinvested	69,662	697	661,280	(1,707,631)	(1,045,654)	-	(1,045,654)
Dividends paid	72,906	729	692,095	(1,706,808)	(1,013,984)	-	(1,013,984)
Common stock issued	2,163	22	49,977	-	49,999	-	49,999
Common stock repurchased - related party	(21,000)	(210)	(147,564)	-	(147,774)	-	(147,774)
Contributions received from noncontrolling
interests, net of distributions paid	-	-	-	-	-	362,067	362,067
Balance, June 30, 2015	17,011,108	$170,112	$144,971,664	$(85,556,159)	$59,585,617	$12,483,042	$72,068,659

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$2,327,672	$(473,528)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization from continuing operations	3,676,332	2,908,793
Depreciation and amortization from discontinued operations	165,646	-
Stock compensation	237,547	258,996
Bad debt expense	-	67,924
Gain on sales of real estate assets and partnerships, net	(5,925,152)	(1,507,155)
Amortization of financing costs	621,036	230,054
Amortization of above-market rent	113,579	92,152
Amortization of below-market rent	(52,097)	(14,023)
Changes in operating assets and liabilities:
Other assets	(1,567,699)	(705,427)
Accounts payable and accrued liabilities	(942,782)	(1,194,454)
Net cash used in operating activities	(1,345,918)	(336,668)

Cash flows from investing activities:
Real estate acquisitions	(5,720,540)	(7,131,300)
Building and tenant improvements	(1,528,685)	(1,841,738)
Deferred leasing costs	(167,194)	(293,451)
Proceeds received from sale of real estate assets and partnerships	36,544,507	7,807,978
Increase in restricted cash	(4,869,828)	(368,172)
Net cash provided by (used) in investing activities	24,258,260	(1,826,683)

Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	9,376,835	15,273,607
Repayment of mortgage notes payable	(24,706,507)	(9,668,951)
Proceeds from issuance of common stock	49,999	-
Contributions received from noncontrolling interests in excess of distributions paid	362,067	(965,407)
Repurchase of common stock	(147,774)	(174,122)
Dividends paid to stockholders	(2,011,159)	(2,526,840)
Net cash (used in) provided by financing activities	(17,076,539)	1,938,287

Net increase (decrease) in cash and cash equivalents	5,835,803	(225,064)

Cash and cash equivalents - beginning of period	5,636,002	10,207,001
Cash and cash equivalents - end of period	$11,471,805	$9,981,937

Supplemental disclosure of cash flow information:
Interest paid Series B preferred stock	$971,334	$-
Interest paid-mortgage notes payable	$2,823,935	$2,376,424
Non-cash investing and financing activities:
Reinvestment of cash dividends	$1,354,801	$1,938,474
Accrual of dividends payable	$1,045,654	$1,293,866
Conversion of partnership interests into common stock	$-	$165,018

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2015

1. ORGANIZATION

Organization. NetREIT (the “Company”) was incorporated in the State of California in January 1999 for the purpose of investing in real estate properties. Effective August 2010, NetREIT merged into NetREIT, Inc., a Maryland Corporation, with NetREIT, Inc. becoming the surviving Corporation. As a result of the merger, NetREIT is now incorporated in the State of Maryland. The Company qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and commenced operations with capital provided by its private placement offering of its equity securities in 1999. The Company’s portfolio includes the following properties:

•         Fourteen office buildings and one industrial building (“Office Properties”) which total approximately 1,152,000 rentable square feet,

•         Five retail shopping centers (“Retail Properties”) which total approximately 230,000 rentable square feet,

•         Four Model Homes owned by one limited liability company, and

•         Sixty-three Model Homes owned by three affiliated limited partnerships. (“Residential Properties”).

The Company sold all seven of its self-storage facilities (“Self-Storage Properties”) which totaled approximately 652,000 rentable square feet on April 10, 2015.

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

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, for federal income tax purposes. To qualify as a REIT, the Company must distribute annually at least 90% of adjusted taxable income, as defined in the Code, to its stockholders and satisfy certain other organizational and operating requirements. As a REIT, no provision is made for federal income taxes on income resulting from those sales of real estate investments which have or will be distributed to stockholders within the prescribed limits. However, taxes are provided for those gains which are not anticipated to be distributed to stockholders unless such gains are deferred pursuant to Section 1031. In addition, the Company is subject to a federal excise tax which equals 4% of the excess, if any, of 85% of the Company’s ordinary income plus 95% of the Company’s capital gain net income over cash distributions, as defined. The Company believes that it has met all of the REIT distribution and technical requirements for the six months ended June 30, 2015 and 2014.

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the six months ended June 30, 2015 and 2014, because of net losses, all distributions were considered return of capital to the stockholders and therefore non-taxable.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed any significant interest or penalties for tax positions by any major tax jurisdictions.

2.  SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014. During the six months ended June 30, 2015 we adopted guidance for reporting of discontinued operations.  For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”).

Basis of Presentation . The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statement and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the six months ended June 30, 2015 and 2014, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The condensed consolidated balance sheet at year ended December 31, 2014 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the SEC on March 30, 2015.

Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries and entities the Company controls or of which it is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Real Estate Held for Sale and Discontinued Operations. Real estate sold during the current period is classified as “real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Mortgage notes payable related to the real estate sold during the current period is classified as “notes payable related to real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements.  Additionally, the Company records the operating results related to real estate that has been disposed of as discontinued operations for all periods presented if the operations have been eliminated and the Company will not have any significant continuing involvement in the operations of the property following the sale.

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

Recently Issued Accounting Pronouncements. In February 2015, the Financial Accounting Standards Board or “FASB” issued an Accounting Standards Update “ASU” which modifies the guidance for consolidations. The standard is effective for the Company’s fiscal year beginning January 1, 2018. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

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

3. RECENT REAL ESTATE TRANSACTIONS

During the six months ended June 30, 2015, NetREIT Dubose and the other Model Home entities acquired seventeen Model Home properties in various states and leased them back to the homebuilders. The purchase price for the properties was $5.7 million. The purchase price paid was through cash payments of $2.3 million and promissory notes of $3.4 million.

The Company allocated the purchase price of the properties acquired during the six months ended June 30, 2015 as follows:
		Buildings	Total
	Land	and other	Purchase Price
Model Homes Properties	$797,000	$4,923,000	$5,720,000

On April 10, 2015, the Company sold 100% of the Sparky’s Self-Storage Portfolio.  The net sales price was approximately $34 million and approximately $16.9 million in mortgage notes payable were repaid in connection the sale. The Company recognized a gain on sale of approximately $4.7 million.

On April 24, 2015, the Company sold a parcel of land and its building at the Yucca Valley Retail Center for approximately $1.5 million and recognized a gain of approximately $1.0 million.

During the six months ended June 30, 2015, NetREIT Dubose and the other Model Home entities disposed of four Model Home properties. The sales price, net of selling costs, aggregated to approximately $1.4 million and approximately $514,000 in mortgage notes payable were repaid in connection with these sales. The Company recognized a gain of $126,000 related to the sale of these Model Homes.

4. REAL ESTATE ASSETS AND LEASE INTANGIBLES

A summary of the properties owned by the Company as of June 30, 2015 is as follows:

			Real estate
	Date		assets, net
Property Name	Acquired	Location	(in thousands)
Havana/Parker Complex	June 2006	Aurora, Colorado	$2,204
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	12,090
World Plaza	September 2007	San Bernardino, California	6,775
Regatta Square	October 2007	Denver, Colorado	1,888
Executive Office Park	July 2008	Colorado Springs, Colorado	8,282
Waterman Plaza	August 2008	San Bernardino, California	5,961
Pacific Oaks Plaza	September 2008	Escondido, California	4,273
Morena Office Center	January 2009	San Diego, California	5,414
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	2,359
Genesis Plaza	August 2010	San Diego, California	8,512
Dakota Bank Buildings	May 2011	Fargo, North Dakota	10,369
Yucca Valley Retail Center	September 2011	Yucca Valley, California	7,846
Port of San Diego Complex	December 2011	San Diego, California	13,978
Shoreline Medical Building	May 2012	Half Moon Bay, California	5,959
The Presidio	November 2012	Aurora, Colorado	6,636
Bismarck	March 2014	Fargo, ND	4,855
Union Terrace Building	August 2014	Lakewood, CO	8,815
Centennial Tech Center	December 2014	Colorado Springs, Colorado	15,671
Arapahoe Service Center	December 2014	Centennial, CO	11,733
Union Town Center	December 2014	Colorado Springs, Colorado	11,297
NetREIT, Inc properties			154,917
Model Home properties	2009-2015	AZ, CA, NC, NJ, PA, SC, TX	16,195
	Total real estate assets and lease intangibles, net		$171,112

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	June 30, 2015			December 31, 2014
	Lease	Accumulated	Lease	Lease	Accumulated	Lease
	intangibles	amortization	Intangibles, net	intangibles	amortization	Intangibles, net
In-place leases	$4,193,452	$(2,184,641)	$2,008,811	$4,255,565	$(1,842,782)	$2,412,783
Leasing costs	3,210,146	(1,445,810)	1,764,336	3,228,415	(1,214,967)	2,013,448
Above-market leases	1,977,113	(1,316,400)	660,713	1,977,113	(1,202,821)	774,292
Tenant relationships	-	-	-	332,721	(332,721)	-
	$9,380,711	$(4,946,851)	$4,433,860	$9,793,814	$(4,593,291)	$5,200,523

Aggregate approximate amortization expense for the Company's lease intangible assets is as follows: $ 543,000
(2015), $853,000 (2016), $688,000 (2017), $485,000 (2018), $435,000 (2019) and $1,430,000 (thereafter). The weighted average period for the intangible assets as of June 30, 2015 was 5.7 years.

6. REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

Discontinued operations for the three and six months ended June 30, 2015 and  year ended December 31, 2014 include the operations of its Sparky’s Self-Storage Portfolio located in Southern California.  The following summary presents the major components of real estate held for sale and liabilities related to real estate held for sale as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Real estate assets	$-	$32,637,520
Less: accumulated depreciation	-	(3,529,845)
Real estate assets, net	-	29,107,675
Other assets	-	895,831
Total assets	$-	$30,003,506
Mortgage notes payable	$-	$16,923,524
Other liabilities	-	499,955
Total liabilities	$-	$17,423,479

The following table summarizes certain revenue and expenses related to these properties for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Rental revenues	$150,564	$761,768	$940,048	$1,545,475
Fee and other income	8,725	87,323	112,218	164,203
Rental operating expenses	(114,871)	(387,538)	(595,832)	(794,295)
Depreciation	-	(166,394)	(165,646)	(333,663)
Interest expense	(206,097)	(221,151)	(422,163)	(442,030)
Gain on sale of real estate	4,730,398	(156,651)	4,730,398	(156,651)
Discontinued operations before non-controlling interests	$4,568,719	$(82,643)	$4,599,023	$(16,961)

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consisted of the following:
		Principal as of		Loan	Interest
		June 30,	December 31,
Mortgage note property	Notes	2015	2014	Type	Rate (1)		Maturity

Havana/Parker Complex		$2,500,000	$2,500,000	Fixed	6.51%		7/1/16
Garden Gateway Plaza		6,882,329	6,963,381	Fixed	5.00%		4/5/20
Waterman Plaza		-	3,368,146	Fixed	6.50%		9/1/15
Sparky’s Thousand Palms	(2)	-	4,092,100	Variable	5.50%	*	3/1/34
Sparky's Hesperia East	(3)	-	830,883	Variable	4.75%	*	12/18/22
Sparky's Rialto	(4)	-	2,119,037	Fixed	4.75%	*	5/3/18
Genesis Plaza		4,426,071	4,491,588	Fixed	4.65%		9/1/15
Executive Office Park	(5)	4,343,396	4,379,854	Fixed	5.80%		7/1/25
Dakota Bank Buildings		10,908,136	10,993,386	Fixed	4.74%		7/6/24
Yucca Valley Retail Center		6,000,000	2,982,411	Fixed	4.30%		4/11/25
Rangewood Medical Office Building		1,060,119	1,092,778	Fixed	4.95%		1/1/19
Regatta Square		1,199,085	1,214,799	Fixed	4.95%		1/1/19
Port of San Diego Complex		10,243,812	10,368,228	Fixed	4.75%		3/5/20
Morena Office Center	(6)	2,320,618	2,351,805	Fixed	4.50%		1/1/21
Pacific Oaks Plaza	(6)	1,577,992	1,599,204	Fixed	4.50%		6/1/21
Shoreline Medical Building	(6)	3,787,093	3,846,697	Fixed	5.10%		6/1/22
Sparky's Palm, Joshua and Sunrise		-	7,986,522	Fixed	4.70%	*	12/6/22
The Presidio		6,000,000	6,000,000	Fixed	4.54%		12/1/24
Sparky's Lancaster		-	1,903,982	Fixed	5.00%	*	6/1/20
Bismarck Office Building		3,286,301	3,321,198	Fixed	4.50%		9/5/24
Union Terrace Building		6,600,000	6,600,000	Fixed	4.34%		12/5/24
Centennial Tech Center		10,250,000	10,250,000	Fixed	4.34%		1/5/25
Arapahoe Service Center		8,500,000	8,500,000	Fixed	4.28%		1/5/25
Union Town Center		8,440,000	8,440,000	Fixed	4.28%		1/5/25

Subtotal, NetREIT, Inc. properties		98,324,952	116,195,999
Model Home mortgage notes	(7)	10,290,663	7,703,299	Fixed			2015-19
Mortgage Notes Payable, total		$108,615,615	$123,899,298

(1)		Interest rates as of June 30, 2015
(2)		Interest at variable rate ranging from 5.50%-10.50%.
(3)		Interest at a variable rate indexed to the 5 year interest rate swap.
(4)		Interest subject to reset; thereafter, monthly payments of $11,982, including interest at rate indexed to 5-year Treasury Rate + 3%.
(5)		Interest rate is subject to reset on July 1, 2018.
(6)		Interest rate subject to resetting on the 6th loan anniversary.
(7)		Each Model Home has a standalone mortgage note at interest rates ranging from 4.9% to 5.8% (at June 30, 2015).

*		Mortgage notes payable, aggregating $16,932,524 were paid off in connection with the sale of the self-storage facilities on
April 10, 2015. Refer to Note 6.

The Company is in compliance with all conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable for the years ending December 31 were as follows as of June 30, 2015:

	NetREIT, Inc.	Model Homes	Principal
	Notes Payable	Notes Payable	Payments
Six months remaining in 2015	$5,003,011	$413,854	$5,416,865
Years ending December 31:
2016	7,022,347	562,848	7,585,195
2017	1,456,439	1,214,340	2,670,779
2018	5,600,548	1,807,633	7,408,181
2019	2,455,970	1,190,745	3,646,715
Thereafter	76,786,637	5,101,243	81,887,880
Total	$98,324,952	$10,290,663	$108,615,615

8.  SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK

In August 2014, the Company closed on a private placement offering of its mandatorily redeemable Series B Preferred Stock. The financing, which will be funded in installments, was to be completed no later than the one year anniversary of the initial investment but was subsequently extended to November 2015. At the conclusion of the funding period, the Company expects to generate a total capital contribution of $40.0 million which is to be used for Series B Preferred investor approved property acquisitions.  Certain specified management decisions must be approved in advance by the Series B Preferred investor and upon the occurrence of an event of default, the Preferred Stock investor has certain additional rights. As of June 30, 2015, the Company had issued 16,600 shares of its Series B Preferred Stock for $16,600,000. The Company has classified the Series B Preferred Stock as a liability in accordance with FASB Accounting Standards Codification (“ASC”) Topic No. 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and the related dividend payments and amortization of issuance costs are treated as a component of interest expense in the accompanying consolidated statements of operations.

The Series B preferred stock has a $0.01 par value and a $1,000 liquidation preference. The Series B preferred stock shall be redeemed through a cash payment of the face value of the shares outstanding at redemption. The preferred return on the funds invested is 14% (10% shall be paid on a monthly basis and the remaining 4% shall accrue and compound monthly payable at the redemption date). The Series B Preferred Stock is scheduled to be redeemed by the third anniversary of the closing date; however, the Company has the right to extend the redemption for up to two additional years. The Company incurred approximately $2.7 million in legal and underwriting costs related to this transaction. These costs have been recorded as deferred financing costs on the accompanying consolidated balance sheets and will be amortized over the term of the agreement. Amortization expense totaling approximately $230,000 and $460,000 was included in interest expense-series B preferred stock for the three and six months ended June 30, 2015, respectively,  in the accompanying condensed consolidated statement of operations. (See Note 12)

9. STOCKHOLDERS' EQUITY

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

Cash Dividends. During the six months ended June 30, 2015 and 2014 the Company paid cash dividends, net of reinvested stock dividends, of $2,011,000 and $2,527,000, respectively, or at a rate $0.471 and $0.543 per share, respectively, on an annualized basis.  As the Company reported net taxable losses in both of these periods, and on a cumulative basis, these cash dividends represent a return of capital to the stockholders rather than a distribution of earnings.

The Company did not pay any cash dividends on its Convertible Series 6.3% Preferred Stock during the three and six months ended June 30, 2015 as the preferred stock was redeemed in August 2014. The Company paid cash dividends on its Convertible Series 6.3% Preferred Stock of approximately $26,000 and $52,000 during the three and six months ended June 30, 2014, respectively.  The dividends were paid to a subsidiary that is consolidated into the condensed consolidated financial statements of the Company and, as a result, have been eliminated in consolidation.

Dividend Reinvestment Plan. The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of Company common stock. The Company has registered 1,500,000 shares of common stock pursuant to the dividend reinvestment plan. The dividend reinvestment plan became effective on January 23, 2012. The purchase price per share is 95% of the price the Company was formerly selling its shares or $9.50 per share. No sales commission or dealer manager fee will be paid on shares sold through the dividend reinvestment plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all Participants at least thirty (30) days prior to such record date. As of June 30, 2015, the third year under the plan, approximately $12.6  million or approximately 1,329,000 shares of common stock have been issued under the dividend reinvestment plan to date.

10.  RELATED PARTY TRANSACTIONS

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to an entity 100% owned by the Company’s Chairman and Chief Executive Officer and another related party. Rental income recorded for the three months ended June 30, 2015 and 2014 totaled $7,000 and $7,000, respectively and rental income recorded for the six months ended June  30, 2015 and 2014 totaled $14,000 and $14,000, respectively.

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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Office/Industrial Properties:
Rental income	$4,085,110	$2,639,041	$8,175,946	$5,246,281
Property and related expenses	(1,564,983)	(1,102,117)	(3,135,551)	(2,141,203)
Net operating income, as defined	2,520,127	1,536,924	5,040,395	3,105,078

Residential Properties:
Rental income	345,427	572,876	817,010	1,244,062
Property and related expenses	(23,609)	(38,108)	(34,847)	(44,843)
Net operating income, as defined	321,818	534,768	782,163	1,199,219

Retail Properties:
Rental income	955,259	630,863	1,971,136	1,271,689
Property and related expenses	(322,311)	(215,072)	(669,696)	(429,804)
Net operating income, as defined	632,948	415,791	1,301,440	841,885

Self-Storage Properties
(discontinued operations):
Rental income	159,289	849,091	1,052,266	1,709,678
Property and related expenses	(114,872)	(775,083)	(1,183,641)	(1,569,988)
Gain on sale of real estate	4,730,398	(156,651)	4,730,398	(156,651)
Net operating income, as defined	4,774,815	(82,643)	4,599,023	(16,961)

Reconciliation to net income (loss):
Total net operating income, as defined,
for reportable segments	8,249,708	2,404,840	11,723,021	5,129,221
General and administrative expenses	(1,139,112)	(1,563,793)	(2,293,914)	(2,688,649)
Depreciation and amortization	(1,814,786)	(1,260,522)	(3,676,332)	(2,439,010)
Interest expense	(2,276,022)	(1,149,972)	(4,655,614)	(2,199,055)
Interest income	21,153	41,790	35,757	60,159
Gain on sales of real estate and
partnerships, net	1,116,258	936,034	1,194,754	1,663,806
Net income (loss)	$4,157,199	$(591,623)	$2,327,672	$(473,528)

	June 30,	December 31,
	2015	2014
Assets by Reportable Segment:
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$120,020,629	$122,351,316
Total assets (2)	$128,948,541	$130,185,089

Residential Properties:
Land, buildings and improvements, net (1)	$18,042,556	$13,133,827
Total assets (2)	$15,279,341	$13,588,922

Retail Properties:
Land, buildings and improvements, net (1)	$33,039,886	$33,141,294
Total assets (2)	$35,103,181	$34,712,223

Self-Storage Properties (real estate held for sale):
Land, buildings and improvements, net (1)	$-	$29,107,675
Total assets (2)	$-	$30,003,506

Reconciliation to Total Assets:
Total assets for reportable segments	$179,331,063	$208,489,740
Other unallocated assets:
Cash and cash equivalents	11,471,805	5,636,002
Other assets, net	14,361,859	6,499,196
Total Assets	$205,164,727	$220,624,938

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.

(2)	Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs
	and other related intangible assets, all shown on a net basis.

Capital Expenditures by Reportable Segment	Six Months Ended
	June 30,
	2015	2014

Office/Industrial Properties:
Acquisition of operating properties	$-	$5,350,000
Capital expenditures and tenant improvements	1,481,102	1,387,057

Residential Properties:
Acquisition of operating properties	5,720,540	1,781,300

Retail Properties:
Capital expenditures and tenant improvements	41,333	378,473

Self-Storage Properties (real estate held for sale):
Capital expenditures and tenant improvements	6,250	76,208

Totals:
Acquisition of operating properties, net	5,720,540	7,131,300
Capital expenditures and tenant improvements	1,528,685	1,841,738
Total real estate investments	$7,249,225	$8,973,038

12. SUBSEQUENT EVENTS

In August 2015, the Company acquired the West Fargo Industrial office buildings for the purchase price of approximately $7.9 million plus closing costs. The Property consists of seven industrial buildings with approximately 152,154 rentable square feet located in Fargo, North Dakota. The Company acquired the property with a cash payment of approximately $3.4 million and fixed rate mortgage note $4.5 million and is due in August 2020.

In August 2015, the Company acquired the 300 N.P. office building for the purchase price of approximately $3.9 million plus closing costs. The Property consists of one office building with approximately 34,056 rentable square feet located in Fargo, North Dakota. The Company acquired the property with a cash payment of approximately $3.9 million.

The Company has executed three other purchase and sale contracts for three properties located in Colorado for a combined purchase price of approximately $22 million. They are expected to close during the third quarter of 2015.

In August 2015, the Company issued 13,400 shares of Series B mandatorily redeemable preferred stock for $13,266,000 net of offering costs of $134,000. In addition, the Company entered into an agreement to extend the funding period for the issuance of the remaining 10,000 shares to November 2015.  Refer to footnote 8 for additional information on this offering.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our financial statements and should be read in conjunction with the financial statements, footnotes and to “Cautionary Statements appearing elsewhere in this report.

OVERVIEW

The Company operates as a self-managed and self-administered real estate investment trust, or REIT.  The Company acquires, owns and manages a geographically diversified portfolio of real estate assets including industrial, office, retail and model home leased residential properties located throughout United States. As of June 30, 2015, the Company owned or had an equity interest in:

•         Fourteen multi-tenant office buildings and one industrial building (“Office Properties”) which total approximately 1,152,000 rentable square feet,

•         Five retail shopping centers (“Retail Properties”) which total approximately 230,000 rentable square feet,

•         Four Model Homes owned by a limited liability company , and

•         Sixty-three Model Homes owned by three affiliated limited partnerships (“Residential Properties”).

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

Our Model Homes are typically leased for 2 to 3 years to the home developer on a triple net lease.  Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property.  We seek to diversify our portfolio by commercial real estate segments to reduce the adverse effect of a single under-performing segment, geographic market and/or tenant. We further supplement this at the tenant level through our credit review process, which varies by tenant class.  For example, our commercial and industrial tenants tend to be corporations or individual owned businesses.  In these cases, we typically obtain financial records, including financial statements and tax returns, and run credit reports for any prospective tenant to support our decision to enter into a rental arrangement. We also typically obtain security deposits from these commercial entities. Our Model Home business tenants are typically substantial home developers with established credit histories. These tenants are subject to financial review and analysis prior to entering into a sale-leaseback transaction. Our ownership of the underlying property provides a further means to avoiding significant credit losses.

SIGNIFICANT TRANSACTIONS IN 2015 AND 2014

Preferred Stock Financing - In August 2014, the Company closed on an offering of our Series B Preferred Stock. The financing, which will be funded in installments, should be completed no later than the one-year anniversary of the initial investment. We issued 16,600 shares of our Series B Preferred Stock for $16.6 million during 2014. These shares have a $0.01 par value and a $1,000 per share liquidation preference. The Series B Preferred Stock shall be redeemed through a cash payment equal to the face value of the shares outstanding at redemption. The return on these funds is 14%.  Monthly payments are made on 10% of the outstanding balance and the remaining 4% are accrued and compounded monthly and will be paid at the redemption date. We received an additional capital contribution of $23.4 million from this financing on August 4, 2015. The proceeds of this financing are to be used for Series B Preferred investor approved property acquisitions. The Series B Preferred Stock is scheduled to be redeemed by the third anniversary of the closing date; however, we can extend the redemption date by up to two additional years.

Acquisitions - we acquired the following properties during the six months ended June 30, 2015 and the year ended December 31, 2014:

•           On May 22, 2015, NetREIT acquired and leased back to the developer one (1) Model Home property located in Pennsylvania for a purchase price of $587,500, consisting of a cash payment of $244,500 and a promissory note of $343,000.  On March 26, 2015, NetREIT acquired three (3) Model Home properties in Wisconsin, Illinois and Arizona on March 26, 2015 and lease them back to the home builder.  The purchase price for the properties totaled $900,000, consisting of cash payments of $400,000 and promissory notes of $500,000.

•         On May 18 and 22, 2015, NetREIT Dubose and Dubose Model Home Investors #202 LP acquired and leased back to the developer four (4) Model Home properties in South Carolina and Pennsylvania for an aggregate purchase price of $1,376,300, consisting of cash payments of $550,520 and promissory notes of $825,780.  On March 26, 2015 these entities acquired nine (9) Model Home properties in Illinois, Florida, Wisconsin and Arizona on March 26, 2015 (and leased them back to the home builders). The purchase price for the properties totaled $2.8 million, consisting of cash payments of $1.1 million and promissory notes of $1.7 million.

•         NetREIT acquired five office buildings totaling 410,000 square between April and December of 2014 that had a significant impact on the operations during the six months ended June 30, 2015 when compared to the six months ended June 30, 2014.

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

•         During the second quarter of 2015, NetREIT Dubose sold two Model Homes properties (upon the maturity of leases) for $747,000, resulting in gain on sales of $76,000. During the first quarter of 2015, NetREIT Dubose sold two Model Home properties (upon the maturity of leases) for $621,000, resulting in gain on sales of $73,500.

•         On April 10, 2015, the Company sold all seven of the Sparky’s Self Storage facilities as a package for a net sales price of $34 million that had been acquired during 2007 through 2013, resulting in a gain on sale of approximately $4.7 million.  These properties were presented as discontinued operations on the condensed consolidated balance sheet as of December 31, 2014 and as discontinued operations on the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014.  The net proceeds from the sale after selling costs and payment of associated mortgages were approximately $18 million.  Approximately $3.3 million was used to pay off a loan, bearing an interest rate of 6.5%, on the Waterman property that was scheduled to mature on September 1, 2015 and the remainder is included in cash and restricted cash on the balance sheet as of  June 30, 2015.

•         In April 2015, the Company sold one building at the Yucca Valley Retail Center for approximately $1.5 million resulting in a gain on sale of $1.0 million.

Debt transactions – In addition to paying off the Waterman loan during the six months ended June 30, 2015, the Company refinanced approximately $3.0 million of existing debt with new debt of approximately $6.0 million, providing additional cash to invest in new acquisitions.  The new debt bears interest at an average rate of 4.3%, compared to 5.6% on the old debt, and, due to a three year interest-only provision, the Company was able to only increase our debt service costs on the refinanced obligations by approximately $29,000 per year. Although our aggregate debt outstanding increased due to acquisitions of new properties and the refinancing of existing debt, the weighted average interest rate of our non-Model Home property mortgages decreased to 4.74% at June 30, 2015 from 5.44% at June 30, 2014.

ECONOMIC ENVIRONMENT

The United States continued to gain momentum from the recession that began in 2008.  During 2015, existing home sales reached their highest level since November 2009 and housing prices have increased as demand outpaced supply. On the supply side there has been an increase in housing starts and building permits. Published unemployment rates have decreased over the last several years, however, meager wage and salary growth has been a determinate. Vacancy rates for commercial real estate have decreased and rent rates have increased.  Corporate earnings and stock market investments have rebounded.

The significance of the U.S. Dollar in the global economy, the size of the U.S. debt and uncertainty of servicing such debt seems to be the biggest concern for continued economic recovery. The impact of the current global market instability and recent events in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations are inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions.  The United States Federal Reserve Bank has confirmed their intent is to raise interest rates. The effect of increased interest rates on Real Estate Investment Trusts is a much debated topic at this time.  However in the past when interest rates increased it has been a sign of a better economy that allowed for rental rates to increase mitigating the effect on REIT’s.  Adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Our ability to execute our business strategies, particularly to make new investments is highly dependent upon our ability to procure external financing. Our principal source of external financing includes the issuance of equity securities and mortgages secured by properties.  The market for mortgages has improved although the interest rates may increase they are still low compared to pre-recessionary rates. We continue to obtain mortgages from the CMBS market, life insurance companies and regional banks. Even though we have been successful in procuring equity financing and secured mortgages financing we cannot be assured that we will be successful in the future.

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

In addition, Management evaluates our portfolio and individual properties results of operations with a primary focus on increasing and enhancing the value, quality and quantity of properties in our real estate holdings. Management focuses its efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals and rental rates. Properties that have reached goals in occupancy and rental rates are evaluated for potential added value appreciation and, if lacking such potential, are sold with the equity reinvested in properties that have better potential without foregoing cash flow.  As an example of that is management’s decision to sell the self-storage facilities that had appreciated in value but at the same time increased the price of facilities for sale limiting our ability to expand that segment of business in order to gain the benefits of size. Based on the properties we have in escrow now of $36.8 million with the same equity we will double the percentage return on equity by 50%.

The ability to increase assets under management is affected by our ability to raise borrowings and/or capital, coupled with our ability to identify appropriate investments.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014.

Our results of operations for the three months ended  June 30, 2015 and 2014 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense, general and administrative expense and depreciation and amortization will significantly increase in future periods as a result of the assets acquired over the last year and as a result of anticipated growth through future acquisitions of real estate related investments.

The following discussion over our results of operations for all properties for the three months ended June 30, 2015, and 2014 relates to continuing operations.

Revenues.  Total revenue was $5.6 million for the three months ended June 30, 2015 compared to $3.8 million for the same period in 2014, an increase of $1.8 million or 47.3%. The increase in rental income as reported for the three month period in 2015 as compared to 2014 reflects:

•         A net increase in industrial and office properties rental income of $1.5 million as a result of the four property acquisitions we made subsequent to the second quarter in 2014.

•           A net increase in same store properties of $192,000 as a result of increases in rental rates and an overall increase in occupancy for three months ended June 30, 2015 when compared to June 30, 2014. Occupancy at June 30, 2015 and 2014 was 79.9% and 72.1%, respectively, and a rate increase of 3%.

•         Revenues from Model Homes decreased $227,000 or 39.7% during the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014. The decrease in rental revenues arose as a result of a 7% reduction in the number of Model Homes owned during the three month period compared to the same period in 2014. The remaining decrease is attributed to the decrease in transaction fees related to the sales of model homes.

Rental Operating Costs.  Rental operating costs were $1.9 million for the three months ended June 30, 2015 compared to $1.4 million for the same period in 2014, an increase of approximately $500,000 or 35.7%. Costs associated with properties acquired subsequent to the second quarter of 2014 accounted for substantially all of this increase.  Rental operating costs as a percentage of rental and fee income was 34.2% and 35.3% for the three months ended June 30, 2015 and 2014, respectively.

General and Administrative Expenses. General and administrative (“G&A”) expenses decreased approximately $425,000 or 27.2% during the three months ended June 30, 2015, compared to the same period in 2014. The decrease relates to income taxes at our Taxable REIT Subsidiaries due to smaller gains on the sales of model homes during the second quarter of 2015. Otherwise these expenses are semi-fixed and do not necessarily correlate to total revenue.  These expenses correlate more to the administrative functions required for the different types of properties.  With the sale of the self-storage facilities, which segment was the most administrative intense, we anticipate that our general and administrative expenses will remain fairly constant as we acquire more office, retail and industrial properties in the future.  As a percentage of total revenue, our general and administrative costs decreased from 41% to 20% due to the increased revenue and the decrease in these expenses.

Depreciation and Amortization. Depreciation and amortization expense totaled approximately $1.8 million for the three months ended June 30, 2015, compared to approximately $1.3 million for the same period in 2014, representing an increase of approximately $500,000 or 38.5%. Depreciation costs associated with properties acquired during 2014 accounted for substantially all of this increase.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three months ended June 30, 2015, management did not believe any impairment reserve was required.

Interest Expense-Series B preferred stock.  The Series B Preferred Stock issued in August 2014 includes a mandatory redemption and therefore is treated as a liability for financial reporting purposes and the dividends paid and accrued and the amortization of the deferred offering costs are considered interest expense. Interest expense, including amortization of the deferred offering costs, totaled $817,000 for the three months ending June 30, 2015. There was no expense the same period in 2014 as the stock was not issued until August 2014. Dividends paid and accrued totaled $420,000 and $168,000, respectively, and the amortization of the deferred offering costs associated with that transaction totaled $229,000 for the three months ended June 30, 2015.

Interest Expense-mortgage notes.  Interest expense, including amortization of deferred finance charges, increased by approximately $300,000, or 25%, to approximately $1.5 million for the three months ended June 30, 2015 compared to $1.2 million for the same period in 2014. Interest expenses associated with properties acquired subsequent to the second quarter of 2014 totaled $387,000  offset by a $80,000 decrease in interest related to the self-storage portfolio being sold in April. The weighted average interest rate on our outstanding debt was 4.9% as of June 30, 2015 compared to 5.2% as of June 30, 2014.

Gain on Sale of Real Estate Assets and Partnerships, net.  For the three months ended June 30, 2015, we had gains from the sales of two Model Homes of approximately $76,000 and a gain on sale of one building of approximately $1.0 million.   For the three months ended June 30, 2014, the Company had gains from the sales of twelve Model Homes totaling $936,000.

Discontinued Operations.  Loss from discontinued operations for the three months ending June 30, 2015 only included 10 days of rental revenues. As we owned the Sparky’s self-storage portfolio for the entire quarter of 2014 and only 10 days of the current quarter, a comparison of financial results is not attainable.  During the three months ended June 30, 2015, the Company sold 100% of the Sparky’s Self-Storage Portfolio and recognized a gain on sale of approximately $4.7 million.  During the three months ended June 30, 2014, a parcel of land at one of the self-storage properties was sold resulting in a loss of $156,000.

Income from non-controlling interests.  Income allocated to non-controlling interests for the three months ended June 30, 2015 totaled $1.2 million when compared to the three months ended June 30, 2014 of $504,000. The self-storage portfolio had two properties that were owned in limited partnerships and substantially all of the income allocated to non-controlling interests was due to the gain on sale of the two properties. Approximately $50,000 was attributable to the model home partnerships. For the three months ended June 30, 2014, $444,000 was attributed to gain on sales of model homes owned under three limited partnerships of which the Company has a minority interest.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014.

Our results of operations for the six months ended  June 30, 2015 and 2014 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense, general and administrative expense and depreciation and amortization will significantly increase in future periods as a result of the assets acquired over the last year and as a result of anticipated growth through future acquisitions of real estate related investments.

The following discussion over our results of operations for all properties for the six months ended June 30, 2015, and 2014 relates to continuing operations.

Revenues.  Total revenue was $10.9 million for the six months ended June 30, 2015 compared to $7.8 million for the same period in 2014, an increase of $3.1 million or 39.7%. The increase in rental income as reported in 2015 as compared to 2014 reflects:

•         A net increase in industrial and office properties rental income of $3.3 million as a result of the five property acquisitions we made during 2014.

•         A net increase in same store rental income of $400,000 due to a 3% increase in occupancy during the six months ended June 30, 2015 compared to the same period in 2014 along with a 3% increase in rental rates.

•         Revenues from Model Homes decreased to $540,000 and 43% during the six month ended June 30, 2015 compared to the same period in 2014. The decrease in rental revenues arose as a result of a 12% reduction in the number of Model Homes owned during the six month period compared to the same period in 2014. The remaining decrease is attributed to the decrease in transaction fees related to the sales of model homes.

Rental Operating Costs.  Rental operating costs were $3.8 million for the six months ended June 30, 2015 compared to $2.6 million for the same period in 2014, an increase of approximately $1.2 million or 46.2%. Costs associated with properties acquired during 2014 accounted for substantially all of this increase.  Rental operating costs as a percentage of rental and fee income was 35.0% and 33.7% for the six months ended June 30, 2015 and 2014, respectively.

General and Administrative Expenses. General and administrative (“G&A”) expenses decreased approximately $395,000 or 14.7% during the six months ended June 30, 2015, compared to the same period in 2014.  The decrease relates to income taxes at our Taxable REIT Subsidiaries due to the decrease in gains on the sales of model homes during the six months ended June 30, 2015. Otherwise these expenses are semi-fixed and do not necessarily correlate to total revenue.  These expenses correlate more to the administrative functions required for the different types of properties.  With the sale of the self-storage facilities, which segment was the most administrative intense, we anticipate that our general and administrative expenses will remain fairly constant as we acquire more office, retail and industrial properties in the future.  As a percentage of total revenue, our general and administrative expenses decreased from 34% to 20%.

Depreciation and Amortization. Depreciation and amortization expense totaled approximately $3.7 million for the six months ended June 30, 2015, compared to approximately $2.4 million for the same period in 2014, representing an increase of approximately $1.3 million or 54.1%. Depreciation costs associated with properties acquired during 2014 resulted in an increase in 2015 of $1.4 million offset by a $200,000 decrease in depreciation for the self-storages properties sold on April 10, 2015.

Asset Impairments. We review the carrying value of each of our real estate properties annually to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the six months ended June 30, 2015, management did not believe any impairment reserve was required.

Interest Expense-Series B preferred stock. The Series B Preferred Stock issued in August 2014 includes a mandatory redemption and therefore is treated as a liability for financial reporting purposes and the dividends paid and accrued and the amortization of the deferred offering costs are considered interest expense. Interest expense, including amortization of the deferred offering costs, totaled $1.8 million for the six months ending June 30, 2015. There was no expense in the same period in 2014 as the stock was not issued until August 2014. Dividends paid and accrued totaled $971,000 and $334,000, respectively, and the amortization of the deferred offering costs associated with that transaction totaled $458,000 for the six months ended June 30, 2015.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges, increased by approximately $700,000, or 31.8%, to approximately $2.9 million for the six months ended June 30, 2015 compared to $2.2 million for the same period in 2014. Interest expenses associated with properties acquired subsequent to the second quarter of 2014 totaled $880,000 offset by a $20,000 decrease in interest related to the self-storage portfolio being sold in April. The remaining decrease was attributed to the loans that were refinanced during 2015 and 2014 at lower interest rates The weighted average interest rate on our outstanding debt was 4.9% as of June 30, 2015 compared to 5.2% as of June 30, 2014.

Gain on Sale of Real Estate Assets and Partnerships, net. For the six months ended June 30, 2015, we had gains from the sales of four Model Homes of approximately $126,000 and a gain on sale of one parcel of land and its building of approximately $1.0 million.

Discontinued Operations.  Loss from discontinued operations for the six month period ended June 30, 2015 included only one quarter of activity as the Sparky’s self-storage portfolio was sold on April 10, 2015. As we owned the division for the entire period in 2014, a comparison of financial results is not attainable.  During the six months ended June 30, 2015, the Company sold 100% of the Sparky’s Self-Storage Portfolio and recognized a gain on sale of approximately $4.7 million.  During the six  months ended June 30, 2014, a parcel of land at one of the self-storage properties was sold resulting in a loss of $156,000.

Income from non-controlling interests.  Income from non-controlling interests for the six months ended June 30, 2015 totaled $1.3 million when compared to the loss from non-controlling interests for the three months ended June 30, 2014 of $983,000. The self-storage portfolio had two properties that were owned in limited partnerships and substantially all of the income allocated to non-controlling interests was due to the gain on sale of the two properties. Approximately $150,000 was attributable to the model home partnerships for the six month period ended June 30, 2015. For the six months ended June 30, 2014, $871,000 was attributed to the gain on sales of the model homes that are owned under three limited partnerships of which the Company has a minority interest.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our available liquidity at June 30, 2015 included cash and cash equivalents of $11.5 million, $23.4 million available from sale of Series B Preferred shares, mortgages on unencumbered properties and refinancing of mortgages with low debt to value. We currently do not have a revolving line of credit. We cannot guarantee that we will be able to consummate a line of credit in the near future, but we have been exploring the possibilities of obtaining such a line of credit. We also do not have any commitments or other arrangements with any financial institution to borrow any amounts in the form of mortgages on currently unencumbered properties or through refinancing existing mortgages and we cannot be certain that a financial institution would ultimately provide such financing.

Based on our financing success during late 2014 and 2015, we believe that mortgage financing is available for future cash needs.  During 2014, we refinanced approximately $10.9 million of existing debt with new debt of approximately $17.1 million.  The new debt bears interest at an average rate of 4.7% compared to 5.7% on the old debt. During 2015, we refinanced an existing mortgage with an outstanding principal balance of approximately $3.0 million with interest at 5.6% with a new mortgage of $6.0 million with interest at 4.31%.

Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying leasing commissions and the payment of a competitive distribution to our stockholders. We also are actively seeking investments that are likely to produce income in order to pay distributions and long-term gains for our stockholders. To ensure that we are able to effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short term liquidity requirements include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, general and administrative expenses, capital expenditures for tenant improvements, leasing commissions and distributions to stockholders. We expect to meet our short-term liquidity requirements through available cash on hand and cash flows from operations.  As of June 30, 2015, our cash and cash equivalents totaled approximately $11.5 million, and our estimated borrowings on unencumbered properties is approximately $10 million. We believe that the cash flow from our existing portfolio, and our anticipated acquisitions (when operational for the full term) will be sufficient to fund our near term operating costs, fund the debt service costs on our existing mortgages, and fund the cash portion of distribution to stockholders at the current rate. However, if our cash flow from operating activities is not sufficient to fund our short term liquidity needs, including the payment of cash dividends at current rates to our stockholders, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness or we will reduce the rate of distribution to the stockholders.

Our long-term liquidity needs include funds necessary to grow our portfolio of investments by acquisitions, recurring and non-recurring capital expenditures and scheduled debt maturities. We currently have $36.8 million in acquisitions in escrow which we expect to close in the third quarter.   We intend to satisfy our long-term liquidity needs through long-term secured borrowings, issuance of preferred shares, restricted cash held by 1031 facilitators, cash from operations and cash available.  To meet our long-term liquidity needs, we are continually reviewing our existing portfolio for properties that have met maximized short and long term potential with the intent of selling those properties and reinvesting the proceeds in properties that have equivalent or better short term benefits and better long term potential.  We expect to obtain additional cash in connection with refinancing of maturing mortgages and assumption of existing debt collateralized by some or all of our real property in the future to meet our long-term liquidity needs.  If we are unable to arrange a line of credit, borrow on unencumbered properties, or sell securities to the public we may not be able to acquire additional properties to meet our long-term objectives.

Cash and Cash Equivalents

At June 30, 2015, we had approximately $11.5 million in cash and cash equivalents compared to approximately $10.0 million at June 30, 2014. Our cash and cash equivalents are held in bank accounts at third party institutions and consist of invested cash and cash in our operating accounts.  During 2015 and 2014, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $2.0 million of our cash balance is intended for capital expenditures on existing properties. We intend to use the remainder of our existing cash and cash equivalents for acquisitions, general corporate purposes and distributions to our stockholders.

Series B Preferred Stock

In August 2014, the Company closed on an offering of our Series B Preferred Stock.  We expect to receive a total capital contribution of $40.0 million from this financing by the conclusion of the funding period. An initial investment of $16.6 million was made during 2014, an additional investment of $13.4 million was made on August 4, 2015 and the remaining $10 million investment is available until November 4, 2015.  We will continue to seek acquisitions or properties for equity in a DownREIT structure.  Our ability to access equity markets is dependent on a number of factors including general market conditions for the REIT industry and market perception of our Company.

Secured Debt

As of June 30, 2015, NetREIT had mortgage notes payable in the aggregate principal amount of $98.3 million, collateralized by a total of 18 properties with loan terms at issuance ranging from 3 to 30 years.  The weighted-average interest rate on the mortgage notes payable as of June 30, 2015 was approximately 4.7%, and our debt to book value and estimated market value on these properties was approximately 64% and 55%, respectively.

As of June 30, 2015, NetREIT Dubose, and related entities, had 63 fixed-rate mortgage notes payable in the aggregate principal amount of $10.3 million, collateralized by a total of 67 Model Home properties. These loans generally have a term at issuance of three to five years.  The average loan balance outstanding and the weighted-average interest rate on these mortgage loans are approximately $154,000 and 5.5%, respectively, as of June 30, 2015. Our debt to net book value on these properties is approximately 56%. The Company has guaranteed these promissory notes.  The balloon principal payments on the notes payable are die in 2016 and 2019, and are typically tied to the end of the lease and the sale of the Model Home properties securing the debt.

Despite the disruptions in the debt market discussed in "Overview" above, we have been able to refinance maturing debts before scheduled maturity dates and we have also not experienced any unusual difficulties financing our acquisitions.

Cash Flows for the six months ended June 30, 2015 and June 30, 2014.

Operating Activities: Net cash used in operating activities for the six months ended June 30, 2015 increased by approximately $1.0 million to $1.3 million, primarily due to the an increase in working capital for such items as receivables, prepaids and acquisition deposits.  Net cash used also increased approximately $1 million for dividends paid on the preferred stock issued in August 2014 that was treated as interest expense for GAAP reporting purposes.  However the five properties acquired after June 2014 generated cash flow of approximately $970,000 offsetting the interest expense.

Investing Activities: Net cash provided from investing activities during the six months ended June 30, 2015 was $24.3 million compared to the amount used in investing activities $1.8 million in the same period in 2014.The sale of all of our self-storage facilities for $36 million was the main reason for that increase.  Approximately $5 million of the proceeds from sale of real estate were owned under limited liability partnerships that elected to do a 1031 exchange.  The cash was deposited with a third party exchange facilitator  resulting in the increase in restricted cash.

We do not expect that sales of real estate involving a total segment of our business are in the near future, however, we do continue assessing the value of our individual properties that could lead to the sale of individual properties.  We anticipate that the acquisitions of both the non-Model Home properties and of Model Homes will increase during 2015 and thereafter. Future acquisitions by the Company will depend on funds available from cash on hand, the proceeds from the issuance of our Series B Preferred Stock and from the sale of existing properties. Future acquisitions of Model Homes will depend on the availability of Model Homes from developers at acceptable prices.

We currently project that we could spend up to $2.0 million on capital improvements, tenant improvements and leasing costs for properties within our portfolio on an annual basis. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures during 2015 as compared to 2014 due to rising construction costs and the anticipated increase in property acquisitions . Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities:     Net cash used by financing activities during the six months ended June 30, 2015 was $17.1 million compared to cash provided of $1.9 million for the same period in 2014. The fluctuation between the six months ended June 30, 2015 and the same period in 2014 was the payoff of approximately $17 million in mortgages in connection with the sale of all the self-storage facilities and a decrease in proceeds from refinancing mortgages.  Also during 2015, $1.4 million of new capital was contributed to model home entities by non-controlling interests compared to none in 2014.

We anticipate mortgaging two unencumbered property and increasing mortgages balances in connection with refinancing debt maturing in 2015 to provide additional funds for financing activities. These properties have an estimated market value of approximately $25.3 million and mortgage obligations of $4.4 million, which we believe will allow us to increase our net borrowings by approximately $10.4 million. In addition, we will receive $13.4 million from issuance of Series B Preferred Stock during the third quarter of 2015 and use it to increase our portfolio by approximately $34 million.  We are also pursuing other sources of capital either through a line of credit facility or the possible sale of additional equity/debt securities to provide resources to pursue future acquisitions.

Off-Balance Sheet Arrangements

As of June 30, 2015, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

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

The following table presents our FFO and MFFO for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$2,971,187	$(1,096,419)	$1,009,146	$(1,456,433)
Adjustments:
Income attributable to noncontrolling interests	1,186,012	504,797	1,318,526	982,905
Depreciation and amortization (including	1,814,786	1,426,916	3,841,978	2,772,672
discontinued operations)
Gain on sale of real estate assets and partnerships	(5,846,656)	(779,378)	(5,925,152)	(1,507,156)
FFO	$125,329	$55,916	$244,498	$791,988
Straight line rent adjustment	(116,474)	(34,390)	(184,261)	(113,430)
Above and below market rents	33,907	(39,064)	67,231	(78,129)
Amortization of restricted stock compensation	118,774	129,998	237,547	259,996
Amortization of finance charge	480,721	146,003	954,880	230,054
Acquisition costs	56,616	37,646	86,887	53,239
MFFO	$698,873	$296,109	$1,406,782	$1,143,718

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

Same-Property Operating Results For the three and six months ending June 30, 2015 and 2014.

The table below presents the 2015 and 2014 operating results for the Company’s commercial rental properties owned as of January 1, 2014, thereby excluding the impact on our results of operations from the real estate properties acquired subsequently.  The table below excludes model home operations as the rental rates do not fluctuate during the term of the lease and there are no operating expenses.  Income from discontinued operations from the self-storage portfolio are not included. The Company believes that this type of non-GAAP financial measure, when considered with our financial statements prepared in accordance with GAAP, is useful to investors to better understand the Company’s operating results. Properties are included in this analysis if they were owned and operated for the entirety of both periods being compared. Further, same-property operating results is a measure for which there is no standard definition and, as such, it is not consistently defined or reported on among the Company’s peers, and thus may not provide an adequate basis for comparison between REITs.

	Three months ended June 30,		Variance		Six months ended June 30,		Variance
	2015	2014			$2015	2014	$	%
Rental revenues	$2,606,167	2,452,848	$153,319	6.3%	$5,148,106	4,901,562	$246,544	5.0%
Tenant reimbursements	706,798	519,588	187,210	36.0%	1,420,798	1,205,088	215,710	17.9%
Other operating income	14,140	28,983	(14,843)	-51.2%	27,262	50,343	(23,081)	-45.8%
Total rental revenues	3,327,105	3,001,419	325,686	10.9%	6,596,166	6,156,993	439,173	7.1%
Rental operating costs	1,208,144	1,237,614	(29,470)	-2.4%	2,495,377	2,512,559	(17,182)	-0.7%

Net operating income	$2,118,961	1,763,805	$355,156	20.1%	$4,100,789	3,644,434	$456,355	12.5%

Operating Ratios:
Number of same properties	15	15			15	15
Same-property occupancy,
end of period	79.9%	78.0%		1.9%	79.9%	76.9%		3.0%
Same-property renewed
leases in 2015	$265,905	$256,529	$9,376	3.7%	$403,065	$389,920	$13,144	3.4%
Same-properties operating
costs as a percentage
of total revenues	36.3%	41.2%		-4.9%	37.8%	40.8%		-3.0%

Overview

Property net operating income (“NOI”) basis began to improve during 2015 as evidenced by the increase in rental revenues of 5% and NOI of 12.5% for the six months ended June 30, 2015, respectively, as compared to the corresponding periods in 2014.   The improvement in rental rates was almost equally due to the occupancy increase and rental rate increases that correspond to the overall increase in net absorption and the small increase in rental rates or reduction in rent abatements in the geographical areas of our portfolio.  Any absorption of currently vacated  space in the portfolio due to new leasing activity could favorably impact our leased percentage, total  NOI, and possibly our same property NOI comparisons once any associated periods expire.

Leased Percentage

As of June 30, 2015, scheduled expirations for the portfolio as a whole for the remainder of 2015 and 2016 represented 9.51% and 10.52%, respectively, of our annualized lease revenue; therefore, our current leasing efforts are primarily focused on leasing currently vacant space.  To the extent we are able to execute new leases for currently vacant space, offset by scheduled expirations, such new leasing should favorably impact our leased percentage, total NOI, and possibly our same property NOI comparison once any associated abatement periods expire.

Impact of Downtime and Rental Rate Changes

The downtime between a lease expiration and a new lease commencement, typically ranging from 6-24 months, can negatively impact total NOI and same property NOI.   In addition, office leases, both new and lease renewals typically contain upfront rental and /or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced. If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs can also negatively impact total NOI and same property NOI comparisons.  This was the case for all leases entered into prior to 2008 the start of the recession.  Most of our leases were less than seven years and therefore the rental rate roll downs should not have a significant effect on future years. Our geographically diverse portfolio model results in rent roll ups that can fluctuate widely on a market by market basis; however, given the large volume of leasing activity over the last several years, we estimate that our portfolio, taken as a whole, is currently at market.  Total NOI and same property NOI comparisons for any given period may still fluctuate as a result of rent roll ups and roll downs, however, depending on the leasing activity in individual geographic markets during the respective period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

31.2

Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

31.3

Certification of the Company's Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

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

Date: August 13, 2015	NetREIT, Inc.

	By:	/s/ Jack K. Heilbron
Name: Jack K. Heilbron
Title: Chief Executive Officer

By:	/s/ Kenneth W. Elsberry
Name: Kenneth W. Elsberry
Title: Chief Financial Officer
By:	/s/ Heather L. Pittard
Name: Heather L. Pittard
Title: Principal Accounting Officer