Form 10-Q
period 2015-09-30
NETREIT, INC.
filed 2015-11-13
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

At November 13, 2015, registrant had issued and outstanding 17,080,067 shares of its common stock, $0.01 par value.

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

NetREIT, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$47,885,743	$40,422,812
Buildings and improvements	158,046,429	128,719,410
Tenant improvements	17,282,076	13,164,998
Lease intangibles	11,777,904	9,793,814
Real estate assets and lease intangibles, cost	234,992,152	192,101,034
Accumulated depreciation and amortization	(27,873,559)	(23,011,006)
Real estate assets and lease intangibles, net	207,118,593	169,090,028
Real estate assets held for sale, net	-	29,107,675
Cash and cash equivalents	11,146,053	5,636,002
Restricted cash	6,588,606	4,086,498
Deferred leasing and financing costs, net	5,130,025	5,438,857
Goodwill	2,423,000	2,423,000
Other assets, net	5,630,369	4,842,878
TOTAL ASSETS	$238,036,646	$220,624,938

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$128,208,218	$106,966,774
Mortgage notes payable related to assets held for sale	-	16,932,524
Accounts payable and accrued liabilities	8,277,930	6,631,804
Dividends payable	829,856	997,175
Below-market rent, net	1,592,847	960,328
Mandatorily redeemable Series B Preferred Stock, $0.01 par value, $1,000 liquidating preference; shares authorized: 40,000; 30,000 and 16,600 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	30,000,000	16,600,000
Total liabilities	168,908,851	149,088,605

Commitments and contingencies

Equity:
Common stock series A, $0.01 par value, shares authorized: 100,000,000; 17,080,067 and 16,887,377 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	170,801	168,874
Additional paid-in capital	145,626,090	143,715,876
Dividends in excess of accumulated losses	(88,822,828)	(83,150,866)
Total stockholders' equity before noncontrolling interest	56,974,063	60,733,884
Noncontrolling interest	12,153,732	10,802,449
Total equity	69,127,795	71,536,333
TOTAL LIABILITIES AND EQUITY	$238,036,646	$220,624,938

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$6,007,567	$4,227,121	$16,747,951	$11,930,730
Fee and other income	104,035	24,354	327,745	82,776
	6,111,602	4,251,475	17,075,696	12,013,506

Costs and expenses:
Rental operating costs	1,902,454	1,523,297	5,742,548	4,139,147
General and administrative	1,181,714	1,200,536	3,475,628	3,889,185
Depreciation and amortization	1,884,193	1,448,108	5,560,525	3,887,117
Total costs and expenses	4,968,361	4,171,941	14,778,701	11,915,449

Other income (expense):
Interest expense-Series B preferred stock	(1,160,106)	(353,014)	(2,924,697)	(353,014)
Interest expense-mortgage notes	(1,470,631)	(1,123,270)	(4,361,654)	(3,322,325)
Interest and other income	26,220	15,418	61,976	75,577
Gain on sale of real estate and partnerships	10,858	1,221,680	1,205,612	2,885,486
Impairment of real estate	-	(950,000)	-	(950,000)
Total other expense, net	(2,593,659)	(1,189,186)	(6,018,763)	(1,664,276)

Loss from continuing operations	(1,450,418)	(1,109,652)	(3,721,768)	(1,566,219)

Discontinued operations
Gain (loss) on the sale of real estate	-	-	4,730,398	(156,651)
(Loss) income from discontinued operations, net	-	(15,682)	(131,375)	124,008
(Loss) income from discontinued operations	-	(15,682)	4,599,023	(32,643)

Net (loss) income	(1,450,418)	(1,125,334)	877,255	(1,598,862)

Less: Income attributable to noncontrolling interests	(96,116)	(726,222)	(1,414,642)	(1,709,127)

Net loss attributable to NetREIT, Inc. common stockholders	$(1,546,534)	$(1,851,556)	$(537,387)	$(3,307,989)

Basic and diluted (loss) income per common share
Continuing operations	$(0.08)	$(0.07)	$(0.22)	$(0.09)
Discontinued operations	$-	$(0.00)	$0.27	$(0.00)
Loss per common share	$(0.09)	$(0.11)	$(0.03)	$(0.20)
Weighted average number of common shares outstanding - basic and diluted	17,073,986	16,745,003	16,979,533	16,768,211

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

Nine months Ended September 30, 2015

(Unaudited)

				Dividends
			Additional	In Excess of	Total	Non-
	Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Losses	Equity	Interest	Equity
Balance, December 31, 2014	16,887,377	$168,874	$143,715,876	$(83,150,866)	$60,733,884	$10,802,449	$71,536,333
Net income (loss)	-	-	-	(537,387)	(537,387)	1,414,642	877,255
Dividends declared/reinvested	68,963	690	654,462	(1,717,469)	(1,062,317)	-	(1,062,317)
Dividends paid	142,564	1,425	1,353,339	(3,417,106)	(2,062,342)	-	(2,062,342)
Common stock issued	2,163	22	49,977	-	49,999	-	49,999
Common stock repurchased - related party	(21,000)	(210)	(147,564)	-	(147,774)	-	(147,774)
Contributions received from noncontrolling interests, net of distributions paid	-	-	-	-	-	(63,359)	(63,359)
Balance, September 30, 2015	17,080,067	$170,801	$145,626,090	$(88,822,828)	$56,974,063	$12,153,732	$69,127,795

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$877,255	$(1,598,862)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization from continuing operations	5,560,525	4,628,732
Depreciation and amortization from discontinued operations	165,646	-
Stock compensation	350,014	298,546
Bad debt expense	-	95,790
Gain on sales of real estate assets and partnerships, net	(5,936,010)	(1,507,155)
Real estate asset impairment	-	950,000
Amortization of financing costs	941,836	474,009
Amortization of above-market rent	161,163	138,229
Amortization of below-market rent	(94,196)	(21,036)
Changes in operating assets and liabilities:
Other assets	(848,166)	146,347
Accounts payable and accrued liabilities	1,296,112	408,354
Net cash provided by operating activities	2,474,179	4,012,954

Cash flows from investing activities:
Real estate acquisitions	(42,528,263)	(17,509,525)
Building and tenant improvements	(2,354,988)	(1,978,375)
Deferred leasing costs	(332,927)	(336,632)
Proceeds received from sale of real estate assets and partnerships	37,101,304	13,094,596
Restricted cash	(2,502,108)	(8,778,384)
Net cash used in investing activities	(10,616,982)	(15,508,320)

Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	33,429,870	22,142,153
Repayment of mortgage notes payable	(29,723,904)	(12,866,440)
Proceeds from issuance of mandatorily redeemable preferred stock, net of offering costs	13,400,000	12,275,748
Proceeds from issuance of common stock	49,999	-
Distributions paid to noncontrolling interests in excess of contributions received	(63,359)	(2,671,269)
Repurchase of common stock	(147,774)	(212,212)
Redemption of Series 6.3% preferred stock	-	(1,649,266)
Dividends paid to stockholders	(3,291,978)	(3,837,162)
Net cash provided by financing activities	13,652,854	13,181,552

Net increase in cash and cash equivalents	5,510,051	1,686,186
Cash and cash equivalents - beginning of period	5,636,002	10,207,001
Cash and cash equivalents - end of period	$11,146,053	$11,893,187
Supplemental disclosure of cash flow information:
Interest paid Series B preferred stock	$2,244,411	$201,666
Interest paid-mortgage notes payable	$4,542,269	$3,936,607
Non-cash investing and financing activities:
Reinvestment of cash dividends	$2,009,916	$2,647,443
Accrual of dividends payable	$829,856	$997,175
Conversion of partnership interests into common stock	$—	$165,018

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2015

1. ORGANIZATION

Organization. NetREIT (the “Company”) was incorporated in the State of California in January 1999 for the purpose of investing in real estate properties. Effective August 2010, NetREIT merged into NetREIT, Inc., a Maryland Corporation, with NetREIT, Inc. becoming the surviving Corporation. As a result of the merger, NetREIT is now incorporated in the State of Maryland. The Company qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and commenced operations with capital provided by its private placement offering of its equity securities in 1999. The Company’s portfolio includes the following properties:

•	Seventeen office buildings and two industrial proprties (“Office Properties”) which total approximately 1,500,000 rentable square feet,
•	Six retail shopping centers (“Retail Properties”) which total approximately 236,000 rentable square feet,
•	Four Model Homes owned by one limited liability company, and
•	Sixty-two Model Homes owned by three affiliated and consolidated limited partnerships. (“Residential Properties”).

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

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, for federal income tax purposes. To qualify as a REIT, the Company must distribute annually at least 90% of adjusted taxable income, as defined in the Code, to its stockholders and satisfy certain other organizational and operating requirements. As a REIT, no provision is made for federal income taxes on income resulting from those sales of real estate investments which have or will be distributed to stockholders within the prescribed limits. However, taxes are provided for those gains which are not anticipated to be distributed to stockholders unless such gains are deferred pursuant to Section 1031. In addition, the Company is subject to a federal excise tax which equals 4% of the excess, if any, of 85% of the Company’s ordinary income plus 95% of the Company’s capital gain net income over cash distributions, as defined. The Company believes that it has met all of the REIT distribution and technical requirements for the nine months ended September 30, 2015 and 2014.

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the nine months ended September 30, 2015 and 2014, because of net losses, all distributions were considered return of capital to the stockholders and therefore non-taxable.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed any significant interest or penalties for tax positions by any major tax jurisdictions.

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014. During the nine months ended September 30, 2015 we adopted guidance for reporting of discontinued operations.  For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”).

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statement and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the three and nine months ended September 30, 2015 and 2014, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The condensed consolidated balance sheet at year ended December 31, 2014 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the SEC on March 30, 2015.

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

3. RECENT REAL ESTATE TRANSACTIONS

On August 8, 2015, the Company acquired seven industrial buildings referred to as West Fargo Industrial located in West Fargo, North Dakota for a purchase price of $7.9 million paid through cash payment of $3.4 million and a promissory note of $4.5 million.

On August 8, 2015, the Company acquired an office building referred to as 300 N.P. located in West Fargo, North Dakota for a purchase price of $3.8 million paid all through a cash payment.

On August 13, 2015 the Company acquired a retail building referred to as Research Parkway located in Colorado Springs, Colorado for a purchase price of $2.8 million paid all through a cash payment.

On August 26, 2015 the Company and NetREIT Palm Self-Storage LP acquired an office building referred to as Highland Court located in Centennial, Colorado for a purchase price $13.0 million paid through a cash payment of $6 million and a note of $7 million.

On August 28, 2015, the Company acquired an office building referred to as One Parke Center located in Westminster, Colorado for a purchase price of $9.1 million paid through a cash payment of $2.6 million and a note of $6.6 million.

During the nine months ended September 30, 2015, NetREIT Dubose and the other Model Home entities acquired seventeen Model Home properties in various states and leased them back to the homebuilders. The purchase price for the properties was $5.7 million. The purchase price paid was through cash payments of $2.3 million and promissory notes of $3.4 million.

The Company allocated the purchase price of the properties acquired during the nine months ended September 30, 2015 as follows:

		Buildings	Tenant	Leases	Leasing	Total
	Land	and Other	Improvements	in Place	Costs	Purchase Price
West Fargo Industrial	$1,693,035	$6,021,166	$3,166	$99,595	$83,038	$7,900,000
300 N.P.	135,430	3,429,097	53,272	127,852	104,349	3,850,000
Research Parkway	407,722	2,283,689	38,022	50,300	70,267	2,850,000
Highland Court	3,608,028	6,939,286	1,412,097	621,323	469,266	13,050,000
One Park Centre	1,205,552	7,047,875	274,591	366,121	255,861	9,150,000
Model Homes Properties	797,000	4,931,263	-	-	-	5,728,263
	$7,846,767	$30,652,376	$1,781,148	$1,265,191	$982,781	$42,528,263

For the nine months ended September 30, 2015, the Company recognized an aggregate of $567,000 of total revenues and an aggregate of $138,000 of operating expenses from these properties.

On April 10, 2015, the Company sold 100% of the Sparky’s Self-Storage Portfolio.  The net sales price was approximately $34 million and approximately $16.9 million in mortgage notes payable were repaid in connection the sale. The Company recognized a gain on sale of approximately $4.7 million.

On April 24, 2015, the Company sold a parcel of land and its building at the Yucca Valley Retail Center for approximately $1.5 million and recognized a gain of approximately $1.1 million.

During the nine months ended September 30, 2015, NetREIT Dubose and the other Model Home entities disposed of five Model Home properties. The sales price, net of selling costs, aggregated to approximately $1.5 million and approximately $702,000 in mortgage notes payable were repaid in connection with these sales. The Company recognized a gain of $156,000 related to the sale of these Model Homes.

4. REAL ESTATE ASSETS

A summary of the properties owned by the Company as of September 30, 2015 is as follows:

			Real estate
	Date		assets, net
Property Name	Acquired	Location	(in thousands)
Havana/Parker Complex	June 2006	Aurora, Colorado	$2,103
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	11,893
World Plaza	September 2007	San Bernardino, California	6,663
Regatta Square	October 2007	Denver, Colorado	1,869
Executive Office Park	July 2008	Colorado Springs, Colorado	8,261
Waterman Plaza	August 2008	San Bernardino, California	5,899
Pacific Oaks Plaza	September 2008	Escondido, California	4,212
Morena Office Center	January 2009	San Diego, California	5,322
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	2,330
Genesis Plaza	August 2010	San Diego, California	8,367
Dakota Bank Buildings	May 2011	Fargo, North Dakota	10,382
Yucca Valley Retail Center	September 2011	Yucca Valley, California	7,277
Port of San Diego Complex	December 2011	San Diego, California	13,871
Shoreline Medical Building	May 2012	Half Moon Bay, California	5,890
The Presidio	November 2012	Aurora, Colorado	6,563
Bismarck	March 2014	Fargo, ND	4,840
Union Terrace Building	August 2014	Lakewood, CO	8,655
Centennial Tech Center	December 2014	Colorado Springs, Colorado	15,073
Arapahoe Service Center	December 2014	Centennial, CO	11,446
Union Town Center	December 2014	Colorado Springs, Colorado	11,048
West Fargo Industrial	August 2015	Fargo, ND	7,904
300 N.P.	August 2015	Fargo, ND	3,952
Research Parkway	August 2015	Colorado Springs, Colorado	2,900
One Parke Center	August 2015	Westminster, CO	9,150
Highland Court	August 2015	Centennial, CO	13,453
NetREIT, Inc properties			189,323
Model Home properties	2009-2015	AZ, CA, NC, NJ, PA, SC, TX	17,796
	Total real estate assets and lease intangibles, net		$207,119

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	September 30, 2015			December 31, 2014
	Lease	Accumulated	Lease	Lease	Accumulated	Lease
	intangibles	amortization	Intangibles, net	intangibles	amortization	Intangibles, net
In-place leases	$5,458,643	$(2,378,147)	$3,080,496	$4,255,565	$(1,842,782)	$2,412,783
Leasing costs	4,194,901	(1,578,737)	$2,616,164	3,228,415	(1,214,967)	2,013,448
Above-market leases	2,124,360	(1,363,984)	$760,376	1,977,113	(1,202,821)	774,292
Tenant relationships	-	-	-	332,721	(332,721)	-
	$11,777,904	$(5,320,868)	$6,457,036	$9,793,814	$(4,593,291)	$5,200,523

Aggregate approximate amortization expense for the Company's lease intangible assets is as follows: $ 509,000 (2015), $853,000 (2016), $1,607,000 (2017), $1,218,000 (2018), $848,000 (2019) and $1,422,000 (thereafter). The weighted average period for the intangible assets as of September 30, 2015 was 5.1 years.

6. REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

Discontinued operations for the three and nine months ended September 30, 2015 and year ended December 31, 2014 include the operations of its Sparky’s Self-Storage Portfolio located in Southern California.  The following summary presents the major components of real estate held for sale and liabilities related to real estate held for sale as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Real estate assets	$-	$32,637,520
Less: accumulated depreciation	-	(3,529,845)
Real estate assets, net	-	29,107,675
Other assets	-	895,831
Total assets	$-	$30,003,506
Mortgage notes payable	$-	$16,923,524
Other liabilities	-	499,955
Total liabilities	$-	$17,423,479

The following table summarizes certain revenue and expenses related to these properties for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Rental revenues	$-	$746,861	$940,048	$2,292,339
Fee and other income	-	86,783	112,218	250,987
Rental operating expenses	-	(461,504)	(595,832)	(1,255,797)
Depreciation	-	(166,394)	(165,646)	(500,057)
Interest expense	-	(221,428)	(422,163)	(663,459)
Gain on sale of real estate	-	-	4,730,398	(156,651)
Discontinued operations before non-controlling interests	$-	$(15,682)	$4,599,023	$(32,638)

7.  MORTGAGE NOTES PAYABLE

Mortgage notes payable consisted of the following:

		Principal as of
		September 30,	December 31,	Loan	Interest
Mortgage note property	Notes	2015	2014	Type	Rate (1)		Maturity
Sparky's Palm, Joshua and Sunrise		$-	$7,986,522	Fixed	4.70%	*	-
Sparky's Lancaster		-	1,903,982	Fixed	5.00%	*	-
Sparky’s Thousand Palms		-	4,092,100	Variable	5.50%	*	-
Sparky's Hesperia East		-	830,883	Variable	4.75%	*	-
Sparky's Rialto		-	2,119,037	Fixed	4.75%	*	-
Havana/Parker Complex		2,500,000	2,500,000	Fixed	6.51%		7/1/16
Garden Gateway Plaza		6,841,038	6,963,381	Fixed	5.00%		4/5/20
Genesis Plaza		6,500,000	4,491,588	Fixed	4.65%		8/25/25
Executive Office Park	(2)	4,325,816	4,379,854	Fixed	5.80%		7/1/25
Dakota Bank Buildings		10,866,923	10,993,386	Fixed	4.74%		7/6/24
Yucca Valley Retail Center		6,000,000	2,982,411	Fixed	4.30%		4/11/25
Rangewood Medical Office Building		1,043,705	1,092,778	Fixed	4.95%		1/1/19
Regatta Square		1,191,328	1,214,799	Fixed	4.95%		1/1/19
Port of San Diego Complex		10,180,489	10,368,228	Fixed	4.75%		3/5/20
Morena Office Center	(3)	2,305,500	2,351,805	Fixed	4.50%		1/1/21
Pacific Oaks Plaza	(3)	1,567,500	1,599,204	Fixed	4.50%		6/1/21
Shoreline Medical Building	(3)	3,757,523	3,846,697	Fixed	5.10%		-
Waterman Plaza		-	3,368,146	Fixed	6.50%		9/1/15
The Presidio		6,000,000	6,000,000	Fixed	4.54%		12/1/21
Bismarck Office Building		3,269,294	3,321,198	Fixed	4.50%		10/1/16
Union Terrace Building		6,600,000	6,600,000	Fixed	4.34%		12/5/24
Centennial Tech Center		10,250,000	10,250,000	Fixed	4.34%		1/5/25
Arapahoe Service Center		8,500,000	8,500,000	Fixed	4.28%		1/5/25
Highland Court		6,989,587	-	Fixed	3.82%		8/28/22
West Fargo Industrial		4,500,000	-	Fixed	4.79%		8/4/20
Westminster		6,610,000	-	Fixed	4.77%		7/31/25
Union Town Center		8,440,000	8,440,000	Fixed	4.28%		1/5/25
Subtotal, NetREIT, Inc. properties		118,238,703	116,195,999
Model Home mortgage notes	(4)	9,969,515	7,703,299	Fixed			2015-19
Mortgage Notes Payable, total		$128,208,218	$123,899,298

(1)	Interest rates as of September 30, 2015
(2)	Interest rate is subject to reset on July 1, 2018.
(3)	Interest rate subject to resetting on the 6th loan anniversary.
(4)	Each Model Home has a standalone mortgage note at interest rates ranging from 4.9% to 5.8% per annum (at September 30, 2015).

*	Mortgage notes payable, aggregating $16,932,524 were paid off in connection with the sale of the self-storage facilities on April 10, 2015. Refer to Note 6.

The Company is in compliance with all conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable were as follows as of September 30, 2015:

	NetREIT, Inc.	Model Homes	Principal
	Notes Payable	Notes Payable	Payments
Three months remaining in 2015	$311,539	$133,770	$445,309
Years ending December 31:
2016	7,243,888	970,755	$8,214,643
2017	1,767,576	1,524,063	$3,291,639
2018	5,972,923	1,760,339	$7,733,262
2019	2,988,041	1,738,478	$4,726,519
Thereafter	99,954,736	3,842,110	$103,796,846
Total	$118,238,703	$9,969,515	$128,208,218

8.  SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK

In August 2014, the Company closed on a private placement offering of its mandatorily redeemable Series B Preferred Stock. The financing, which will be funded in installments, was to be completed no later than the one year anniversary of the initial investment but was subsequently extended to November 2015. At the conclusion of the funding period, the Company could generate a total capital contribution of $40.0 million which is to be used for Series B Preferred investor approved property acquisitions.  Certain specified management decisions must be approved in advance by the Series B Preferred investor and upon the occurrence of an event of default, the Preferred Stock investor has certain additional rights. As of September 30, 2015, the Company had issued 30,000 shares of its Series B Preferred Stock for $30,000,000. The Company has classified the Series B Preferred Stock as a liability in accordance with FASB Accounting Standards Codification (“ASC”) Topic No. 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and the related dividend payments and amortization of issuance costs are treated as a component of interest expense in the accompanying consolidated statements of operations.

The Series B preferred stock has a $0.01 par value and a $1,000 liquidation preference. The Series B preferred stock shall be redeemed through a cash payment of the face value of the shares outstanding at redemption. The preferred return on the funds invested is 14% (10% shall be paid on a monthly basis and the remaining 4% shall accrue and compound monthly payable at the redemption date). The Series B Preferred Stock is scheduled to be redeemed by the third anniversary of the closing date; however, the Company has the right to extend the redemption for up to two additional years. The Company incurred approximately $2.7 million in legal and underwriting costs related to this transaction. These costs have been recorded as deferred financing costs on the accompanying consolidated balance sheets and will be amortized over the term of the agreement. Amortization expense totaling approximately $241,000 and $700,000 was included in interest expense-series B preferred stock for the three and nine months ended September 30, 2015, respectively, in the accompanying condensed consolidated statement of operations.

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

Cash Dividends. During the nine months ended September 30, 2015 and 2014 the Company paid cash dividends, net of reinvested stock dividends, of $3,292,000 and $3,830,000, respectively, or at a rate $0.471 and $0.543 per share, respectively, on an annualized basis.  As the Company reported net taxable losses in both of these periods, and on a cumulative basis, these cash dividends represent a return of capital to the stockholders rather than a distribution of earnings.

The Company did not pay any cash dividends on its Convertible Series 6.3% Preferred Stock during the three and nine months ended September 30, 2015 as the preferred stock was redeemed in August 2014. The Company paid cash dividends on its Convertible Series 6.3% Preferred Stock of approximately $13,000 and $65,000 during the three and nine months ended September 30, 2014, respectively.  The dividends were paid to a subsidiary that is consolidated into the condensed consolidated financial statements of the Company and, as a result, have been eliminated in consolidation.

Dividend Reinvestment Plan. The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of Company common stock. The Company has registered 1,500,000 shares of common stock pursuant to the dividend reinvestment plan. The dividend reinvestment plan became effective on January 23, 2012. The purchase price per share is 95% of the price the Company was formerly selling its shares or $9.50 per share. No sales commission or dealer manager fee will be paid on shares sold through the dividend reinvestment plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all Participants at least thirty (30) days prior to such record date. As of September 30, 2015 approximately $13.2  million or approximately 1,398,000 shares of common stock have been issued under the dividend reinvestment plan to date.

10.  RELATED PARTY TRANSACTIONS

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to entities 100% owned by the Company’s Chairman and Chief Executive Officer. Rental income recorded for the three months ended September 30, 2015 and 2014 totaled $7,000 and $7,000, respectively. Rental income recorded for the nine months ended September 30, 2015 and 2014 totaled $21,000 and $21,000, respectively.

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

11. SEGMENTS

The Company’s reportable segments consist of the four types of commercial real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results: Residential Properties, Industrial and Office Properties, Retail Properties; and Self-Storage Properties (sold on April 10, 2015). The Company also has certain corporate level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.  The accounting policies of the reportable segments are the same as those described in Note 2.  There is no intersegment activity.

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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the three and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Office/Industrial Properties:
Rental income	$4,715,807	$3,122,426	$13,075,111	$8,368,703
Property and related expenses	(1,679,926)	(1,277,080)	(4,885,154)	(3,418,279)
Net operating income, as defined	3,035,881	1,845,346	8,189,957	4,950,424
Residential Properties:
Rental income	414,286	479,400	1,117,616	1,723,462
Property and related expenses	(15,530)	(18,212)	(50,377)	(63,055)
Net operating income, as defined	398,756	461,188	1,067,239	1,660,407
Retail Properties:
Rental income	981,509	649,649	2,952,646	1,921,338
Property and related expenses	(206,998)	(228,010)	(876,694)	(657,814)
Net operating income, as defined	774,511	421,639	2,075,952	1,263,524
Self-Storage Properties (discontinued operations):
Rental income	-	833,648	1,052,266	2,543,326
Property and related expenses	-	(849,325)	(1,183,641)	(2,419,313)
Gain on sale of real estate	-	-	4,730,398	(156,651)
Net operating (loss) income, as defined	-	(15,677)	4,599,023	(32,638)
Reconciliation to net (loss) income:
Total net operating income, as defined, for reportable segments	4,209,148	2,712,496	15,932,171	7,841,717
General and administrative expenses	(1,181,714)	(1,200,536)	(3,475,628)	(3,889,185)
Depreciation and amortization	(1,884,193)	(1,448,108)	(5,560,525)	(3,887,117)
Interest expense	(2,630,737)	(1,476,284)	(7,286,351)	(3,675,339)
Interest income	26,220	15,418	61,976	75,577
Real estate asset impairments	-	(950,000)	-	(950,000)
Gain on sales of real estate and partnerships, net	10,858	1,221,680	1,205,612	2,885,485
Net (loss) income	$(1,450,418)	$(1,125,334)	$877,255	$(1,598,862)

	September 30,	December 31,
Assets by Reportable Segment:	2015	2014

Office/Industrial Properties:
Land, buildings and improvements, net (1)	$153,671,739	$122,351,316
Total assets (2)	$166,127,174	$130,185,089
Residential Properties:
Land, buildings and improvements, net (1)	$13,647,962	$13,133,827
Total assets (2)	$14,494,846	$13,588,922
Retail Properties:
Land, buildings and improvements, net (1)	$35,648,243	$33,141,294
Total assets (2)	$37,796,814	$34,712,223
Self-Storage Properties (real estate held for sale):
Land, buildings and improvements, net (1)	$—	$29,107,675
Total assets (2)	$—	$30,003,506
Reconciliation to Total Assets:
Total assets for reportable segments	$218,418,834	$208,489,740
Other unallocated assets:
Cash and cash equivalents	11,146,053	5,636,002
Other assets, net	8,471,759	6,499,196
Total Assets	$238,036,646	$220,624,938

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.
(2)	Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

Capital Expenditures by Reportable Segment	For the nine months ended
	September 30,
	2015	2014
Office/Industrial Properties:
Acquisition of operating properties	$33,958,263	$14,763,625
Capital expenditures and tenant improvements	2,313,655	1,506,016

Residential Properties:
Acquisition of operating properties	5,720,000	2,745,900

Retail Properties:
Acquisition of retail properties	2,850,000
Capital expenditures and tenant improvements	41,333	402,799

Self-Storage Properties (real estate held for sale):
Capital expenditures and tenant improvements	-	69,560

Totals:
Acquisition of operating properties, net	42,528,263	17,509,525
Capital expenditures and tenant improvements	2,354,988	1,978,375
Total real estate investments	$44,883,251	$19,487,900

12. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2014 and 2013. The Company acquired five hotel properties during the quarter ended September 30, 2015. The following unaudited pro forma information for the nine months ended September 30, 2015 and year ended December 31, 2014 has been prepared to give effect to the acquisitions of as if the acquisitions had occurred on January 1, 2014. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	For the nine months	For the year ended
	ending September 30,	December 31,
	2015	2014
Revenues	$3,372,546	$4,234,510
Total operating expenses	$1,312,722	$1,918,842
NOI	$2,059,824	$2,315,668
Net loss attributable to NetREIT, Inc. common stockholders	$(111,399)	$(579,296)

13. SUBSEQUENT EVENTS

On November 10, 2015, the Company entered into a purchase agreement to acquire a 121,000 square foot office building located in Highlands Ranch, Colorado for a purchase price of approximately $25 million. The acquisition is expected to close in December 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our financial statements and should be read in conjunction with the financial statements, footnotes and to Cautionary Statements appearing elsewhere in this report.

OVERVIEW

The Company operates as a self-managed and self-administered real estate investment trust, or REIT.  The Company acquires, owns and manages a geographically diversified portfolio of real estate assets including industrial, office, retail and model home leased residential properties located throughout the United States. As of September 30, 2015, the Company owned or had an equity interest in:

•	Seventeen multi-tenant office buildings and two industrial properties (“Office Properties”) which total approximately 1,500,000 rentable square feet,
•	Six retail shopping centers (“Retail Properties”) which total approximately 236,000 rentable square feet,
•	Four Model Homes owned by a limited liability company , and
•	Sixty-two Model Homes owned by three affiliated limited partnerships (“Residential Properties”).

NetREIT’s office, retail and industrial properties are located primarily in Southern California and Colorado, with four properties located in North Dakota. Our geographical clustering of assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas.  We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year, or has been operating for three years.

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

SIGNIFICANT TRANSACTIONS IN 2015 AND 2014

Preferred Stock Financing - In August 2014, the Company closed on an offering of our Series B Preferred Stock. The financing will be funded in installments with the last installment to be completed no later than November 4, 2015. We issued 16,600 shares of our Series B Preferred Stock for $16.6 million during 2014, 13,400 shares on August 4, 2015 and 5,000 shares on November 4, 2015. These shares have a $0.01 par value and a $1,000 per share liquidation preference. The Series B Preferred Stock shall be redeemed through a cash payment equal to the face value of the shares outstanding at redemption. The dividend on these funds is 14%.  Monthly payments are made on 10% of the outstanding balance and the remaining 4% are accrued and compounded monthly and will be paid at the redemption date. The proceeds of this financing are to be used for Series B Preferred investor approved property acquisitions. The Series B Preferred Stock is scheduled to be redeemed by the third anniversary of the closing date; however, we can extend the redemption date by up to two additional years.

Acquisitions - we acquired the following properties during the nine months ended September 30, 2015 and the year ended December 31, 2014:

•

On August 28, 2015, NetREIT acquired a four story, 69,200 square foot office building located in Westminster, Colorado for a purchase price of approximately $9.2 million.  The building was approximately 96% occupied at the date of acquisition.  The acquisition was financed with a down payment of $2.6 million and a ten year secured mortgage of $6.6 million with an interest rate of 4.7%.

•

On August 26, 2015, NetREIT acquired a four story 93,000 square foot office building located in Centennial, Colorado for a purchase price of approximately $13.1 million.  The building was approximately 97% occupied on the date of acquisition.  The acquisition was financed with a down payment of $6.1 million and a seven year secured mortgage of $7 million with a interest rate of 3.8%.

•

On August 13, 2015, NetREIT acquired a single story 10,700 square foot retail building located adjacent to the Union Town Center building already owned by NetREIT in Colorado Springs, Colorado for a purchase price of approximately $2.9 million.  The acquisition was paid in cash.

•	On August 8, 2015, NetREIT acquired a two story 36,500 square foot office building in Fargo, North Dakota for a purchase price of $3.9 million. The acquisition was paid in cash.
•

On August 8, 2015, NetREIT acquired single story 152,154 square foot industrial/flex buildings in West Fargo, North Dakota for a purchase price of approximately $7.9 million.  The acquisition was financed with a down payment of $3.4 million and a five year secured mortgage of $4.5 million with interest rate of 4.8%.

•

On May 22, 2015, NetREIT acquired and leased back to the developer one (1) Model Home property located in Pennsylvania for a purchase price of $587,500, consisting of a cash payment of $244,500 and a promissory note of $343,000.  On March 26, 2015, NetREIT acquired three (3) Model Home properties in Wisconsin, Illinois and Arizona on and leased them back to the home builder.  The purchase price for the properties totaled $900,000, consisting of cash payments of $400,000 and promissory notes of $500,000.

•

On May 18 and 22, 2015, NetREIT Dubose and Dubose Model Home Investors #202 LP acquired and leased back to the developer four (4) Model Home properties in South Carolina and Pennsylvania for an aggregate purchase price of $1,376,300, consisting of cash payments of $550,520 and promissory notes of $825,780.  On March 26, 2015 these entities acquired nine (9) Model Home properties in Illinois, Florida, Wisconsin and Arizona and leased them back to the home builders. The purchase price for the properties totaled $2.8 million, consisting of cash payments of $1.1 million and promissory notes of $1.7 million.

•

NetREIT acquired five office buildings totaling 410,000 square feet between April and December of 2014 that had a significant impact on the operations during the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014.

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

•

On July 9, 2015, NetREIT Dubose sold one Model Home property (upon maturity of lease) for $163,400, resulting in a gain on sale of approximately $11,000. During the second quarter of 2015, NetREIT Dubose sold two Model Homes properties (upon the maturity of leases) for $747,000, resulting in gain on sales of approximately $75,000. During the first quarter of 2015, NetREIT Dubose sold two Model Home properties (upon the maturity of leases) for $621,000, resulting in gain on sales of approximately $79,000.

•

On April 10, 2015, the Company sold all seven of the Sparky’s Self Storage facilities as a package for a net sales price of $34 million that had been acquired during 2007 through 2013, resulting in a gain on sale of approximately $4.7 million.  These properties were presented as discontinued operations on the condensed consolidated balance sheet as of December 31, 2014 and as discontinued operations on the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014.  The net proceeds from the sale after selling costs and payment of associated mortgages were approximately $17 million.  Approximately $3.3 million was used to pay off a loan, bearing an interest rate of 6.5% that was scheduled to mature on September 1, 2015, on the Waterman property, $3.9 million was used to acquire the office building in Fargo, North Dakota, $2.9 million was used to acquire the retail building in Colorado, Springs and $2.4 million was used to acquire the office building in Centennial, Colorado and the remainder is included in cash and restricted cash on the balance sheet as of September 30, 2015.

•	In April 2015, the Company sold one building at the Yucca Valley Retail Center for approximately $1.5 million resulting in a gain on sale of $1.0 million.

Debt transactions – In addition to paying off the Waterman loan during the nine months ended September 30, 2015, the Company refinanced approximately $12.5 million of existing debt with new debt of approximately $18.1 million, providing additional $5.6 million to invest in new acquisitions.  The new debt bears interest at an average weighted rate of 4.5%, compared to 5.6% on the old debt. Although our aggregate debt outstanding increased due to acquisitions of new properties and the refinancing of existing debt, the weighted average interest rate of our non-Model Home property mortgages decreased to 4.69% at September 30, 2015 from 5.1% at September 30, 2014.

ECONOMIC ENVIRONMENT

The United States continued to gain momentum from the recession that began in 2008.  During 2015, existing home sales reached their highest level since November 2009 and housing prices have increased as demand outpaced supply. On the supply side there has been an increase in housing starts and building permits. Published unemployment rates have decreased over the last several years, however, meager wage and salary growth has been a detriment. Vacancy rates for commercial real estate have decreased, however, in the secondary markets are still higher than pre-recession levels. Rental rates have increased in many primary and secondary markets. Corporate earnings and stock market investments have rebounded.

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

In addition, Management evaluates our portfolio and individual properties results of operations with a primary focus on increasing and enhancing the value, quality and quantity of properties in our real estate holdings. Management focuses its efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals and rental rates. Properties that have reached goals in occupancy and rental rates are evaluated for potential added value appreciation and, if lacking such potential, are sold with the equity reinvested in properties that have better potential without foregoing cash flow.  As an example of that is management’s decision to sell the self-storage facilities that had appreciated in value but at the same time increases the price of facilities for sale limiting our ability to expand that segment of business in order to gain the benefits of size.

Our ability to increase assets under management is affected by our ability to raise borrowings and/or capital, coupled with our ability to identify appropriate investments.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014.

Our results of operations for the three months ended September 30, 2015 and 2014 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense and depreciation and amortization will significantly increase in future periods as a result of the assets acquired over the last year and as a result of anticipated growth through future acquisitions of real estate related investments.

The following discussion over our results of operations for all properties for the three months ended September 30, 2015, and 2014 relates to continuing operations.

Revenues.  Total revenue was $6.1 million for the three months ended September 30, 2015 compared to $4.3 million for the same period in 2014, an increase of $1.8 million or 41.9%. The increase in rental income as reported for the three month period in 2015 as compared to 2014 reflects:

•	A net increase in industrial and office properties rental income of $1.3 million as a result of the four property acquisitions we made subsequent to the second quarter in 2014.
•	A net increase in rental income related to the five acquisitions that occurred in August 2015 totaling approximately $500,000.
•

A net increase in rental income related to same store properties of $87,000 as a result of increases in rental rates and an overall increase in occupancy for three months ended September 30, 2015 when compared to September 30, 2014. Occupancy at September 30, 2015 and 2014 was 82.5% and 80.0%, respectively, and a rate increase of 2.5%.

•	Revenues from Model Homes remained consistent for the quarters ended September 30, 2015 and 2014.

Rental Operating Costs.  Rental operating costs were $1.9 million for the three months ended September 30, 2015 compared to $1.5 million for the same period in 2014, an increase of approximately $400,000 or 26.7%. Costs associated with properties acquired subsequent to the second quarter of 2014 and the five acquisitions that occurred in August 2015 accounted for substantially all of this increase.  Rental operating costs as a percentage of rental and fee income was 31.7% and 36.0% for the three months ended September 30, 2015 and 2014, respectively.

General and Administrative Expenses. General and administrative (“G&A”) expenses decreased approximately $19,000 or 1.6% during the three months ended September 30, 2015, compared to the same period in 2014. These expenses are semi-fixed and do not necessarily correlate to total revenue.  These expenses correlate more to the administrative functions required for the different types of properties.  With the sale of the self-storage facilities, which segment was the most administrative intense, we anticipate that our general and administrative expenses will remain fairly constant as we acquire more office, retail and industrial properties in the future.  As a percentage of total revenue, our general and administrative costs decreased from 28.2% to 19.3% due to the increased revenue and the decrease in these expenses.

Depreciation and Amortization. Depreciation and amortization expense totaled approximately $1.9 million for the three months ended September 30, 2015, compared to approximately $1.4 million for the same period in 2014, representing an increase of approximately $500,000 or 35.7%. Depreciation costs associated with properties acquired during 2014 and 2015 accounted for substantially all of this increase.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three months ended September 30, 2015, management did not believe any impairment reserve was required.

Interest Expense-Series B preferred stock. The Series B Preferred Stock issued in August 2014 includes a mandatory redemption and therefore is treated as a liability for financial reporting purposes. The dividends paid and accrued and the amortization of the deferred offering costs are considered interest expense. Interest expense, including amortization of the deferred offering costs, totaled $1.2 million for the three months ending September 30, 2015 compared to $353,000 for the same period in 2014. An initial investment of $16.6 million was made during 2014 and an additional investment of $13.4 million was made on August 4, 2015.  Dividends paid and accrued totaled $919,000 and $201,000, respectively, and the amortization of the deferred offering costs associated with that transaction totaled $241,000 and $151,000, respectively for the three months ended September 30, 2015 and 2014.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges, increased by approximately $400,000, or 36%, to approximately $1.5 million for the three months ended September 30, 2015 compared to $1.1 million for the same period in 2014. Interest expenses associated with properties acquired subsequent to the second quarter of 2014 totaled $470,000, including interest expense related to the five August 2015 acquisitions, offset by decreases in interest expense related to refinancing three mortgages at lower rates. The weighted average interest rate on our outstanding debt was 4.75% as of September 30, 2015 compared to 5.10% as of September 30, 2014.

Gain on Sale of Real Estate Assets and Partnerships, net. For the three months ended September 30, 2015, we had a gain from the sale of one Model Home of approximately $10,858 and for the three months ended September 30, 2014, the Company had gains from the sales of fifteen Model Homes totaling $1.2 million.

Discontinued Operations. The Company sold 100% of the Sparky’s Self-Storage Portfolio in April 2015.  During the three months ended September 30, 2014, the Company had a loss from discontinued operations of $16,000.

Income from non-controlling interests.  Loss allocated to non-controlling interests for the three months ended September 30, 2015 totaled $96,000 when compared to the three months ended September 30, 2014 of $726,000. For the three months ended September 30, 2014, $691,000 was attributed to gain on sales of model homes owned under three limited partnerships of which the Company has a minority interest.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014.

Our results of operations for the nine months ended September 30, 2015 and 2014 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense and depreciation and amortization will significantly increase in future periods as a result of the assets acquired over the last year and as a result of anticipated growth through future acquisitions of real estate related investments.

The following discussion over our results of operations for all properties for the nine months ended September 30, 2015, and 2014 relates to continuing operations.

Revenues.  Total revenue was $17.1 million for the nine months ended September 30, 2015 compared to $12.0 million for the same period in 2014, an increase of $5.1 million or 42.5%. The increase in rental income as reported in 2015 as compared to 2014 reflects:

•	A net increase in industrial and office properties rental income of $4.6 million as a result of the five property acquisitions made during 2014 and 500,000 from the August 2015 acquisitions.
•

A net increase in same store rental income of $500,000 due to a 3% increase in occupancy during the nine months ended September 30, 2015 compared to the same period in 2014 along with a 3% increase in rental rates.

•

Revenues from Model Homes decreased to $370,000 or 25% during the nine month ended September 30, 2015 compared to the same period in 2014. The decrease in rental revenues arose as a result of a reduction in the number of Model Homes owned during the nine month period compared to the same period in 2014. The remaining decrease is attributed to the decrease in transaction fees related to the sales of model homes.

Rental Operating Costs.  Rental operating costs were $5.7 million for the nine months ended September 30, 2015 compared to $4.1 million for the same period in 2014, an increase of approximately $1.6 million or 39.0%. Costs associated with properties acquired during 2014 accounted for substantially all of this increase.  Rental operating costs as a percentage of rental and fee income was 34.3% and 34.7% for the nine months ended September 30, 2015 and 2014, respectively.

General and Administrative Expenses. General and administrative (“G&A”) expenses decreased approximately $414,000 or 10.6% during the nine months ended September 30, 2015, compared to the same period in 2014.  The decrease relates to income taxes at our Taxable REIT Subsidiaries due to the decrease in gains on the sales of model homes during the nine months ended September 30, 2015. Otherwise these expenses are semi-fixed and do not necessarily correlate to total revenue.  These expenses correlate more to the administrative functions required for the different types of properties.  With the sale of the self-storage facilities, which segment was the most administrative intense, we anticipate that our general and administrative expenses will remain fairly constant as we acquire more office, retail and industrial properties in the future.  As a percentage of total revenue, our general and administrative expenses decreased from 32% to 20%.

Depreciation and Amortization. Depreciation and amortization expense totaled approximately $5.6 million for the nine months ended September 30, 2015, compared to approximately $3.9 million for the same period in 2014, representing an increase of approximately

$1.7 million or 43.6%. Depreciation costs associated with properties acquired during 2014 resulted in an increase in 2015 of $1.9 million offset by a $300,000 decrease in depreciation for the self-storages properties sold on April 10, 2015.

Asset Impairments. We review the carrying value of each of our real estate properties annually to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the nine months ended September 30, 2015, management did not believe any impairment reserve was required.

Interest Expense-Series B preferred stock. The Series B Preferred Stock issued in August 2014 includes a mandatory redemption and therefore is treated as a liability for financial reporting purposes and the dividends paid and accrued and the amortization of the deferred offering costs are considered interest expense. Interest expense, including amortization of the deferred offering costs, totaled $2.9 million for the nine months ended September 30, 2015 compared to $353,000 for the same period in 2014 as the stock was not issued until August 2014. Dividends paid and accrued totaled $2,224,000 and $201,000, respectively, and the amortization of the deferred offering costs associated with that transaction totaled $700,000 and $151,000 for the nine months ended September 30, 2015 and 2014, respectively.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges, increased by approximately $1.0 million, or 30.3%, to approximately $4.3 million for the nine months ended September 30, 2015 compared to $3.3 million for the same period in 2014. Interest expenses associated with properties acquired subsequent to the second quarter of 2014 totaled $1.3 million offset by a $220,000 decrease in interest related to the self-storage portfolio being sold in April. The remaining decrease was attributed to the loans that were refinanced during 2015 and 2014 at lower interest rates The weighted average interest rate on our outstanding debt was 4.75% as of September 30, 2015 compared to 5.1% as of September 30, 2014.

Gain on Sale of Real Estate Assets and Partnerships, net. For the nine months ended September 30, 2015, we had gains from the sales of five Model Homes of approximately $165,000 and a gain on sale of one parcel of land and its building of approximately $1.1 million offset when compared to $2.4 million in gains from the sales of thirty-four model homes .

Discontinued Operations.  Loss from discontinued operations for the nine month period ended September 30, 2015 included only one quarter of activity as the Sparky’s self-storage portfolio was sold on April 10, 2015. As we owned the division for the entire period in 2014, a comparison of financial results is not attainable.  During the nine months ended September 30, 2015, the Company sold 100% of the Sparky’s Self-Storage Portfolio and recognized a gain on sale of approximately $4.7 million.  During the nine months ended September 30, 2014, a parcel of land at one of the self-storage properties was sold resulting in a loss of $156,000.

Income from non-controlling interests.  Loss from non-controlling interests for the nine months ended September 30, 2015 totaled $1.4 million when compared to the nine months ended September 30, 2014 of $1.7 million. The self-storage portfolio had two properties that were owned in limited partnerships and substantially all of the income allocated to non-controlling interests was due to the gain on sale of the two properties. Approximately $150,000 was attributable to the model home partnerships for the nine month period ended September 30, 2015. For the nine months ended September 30, 2014, $2.4 million was attributed to the gain on sales of the model homes that are owned under three limited partnerships of which the Company has a minority interest.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our available liquidity at September 30, 2015 included cash and cash equivalents of $11.1 million, $10 million available from sale of Series B Preferred shares, mortgages on unencumbered properties and refinancing of mortgages with low debt to value. We currently do not have a revolving line of credit. We cannot guarantee that we will be able to consummate a line of credit in the near future, but we have been exploring the possibilities of obtaining such a line of credit. We also do not have any commitments or other arrangements with any financial institution to borrow any amounts in the form of mortgages on currently unencumbered properties or through refinancing existing mortgages and we cannot be certain that a financial institution would ultimately provide such financing.

Based on our financing success during 2015 we believe that mortgage financing is available for future cash needs.  During 2015, we refinanced three existing mortgages with outstanding principal balances aggregating approximately $12.8 million that had a weighted average interest rate of 4.95%.  The new mortgages aggregating $18.5 million have a weighted average interest rate of  4.5% and extend the maturity dates by ten years. In addition, we secured three mortgage loans in the aggregate of $18.1 million on newly acquired properties at a weighted average interest rate of 4.4%.

Our short term liquidity requirements include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, general and administrative expenses, capital expenditures for tenant improvements, leasing commissions and distributions to stockholders. We expect to meet our short-term liquidity requirements through available cash on hand and cash flows from operations.  As of September 30, 2015, our cash and cash equivalents totaled approximately $11.1 million and our net cash provided by operating activities approximated $2.5 million for the nine months ended September 30, 2015. We believe that the cash flow from our existing portfolio, and our anticipated acquisitions (when operational for the full term) will be sufficient to fund our short term liquidity requirements.  However, if our cash flow from operating activities is not sufficient to fund our short term liquidity needs, including the payment of cash dividends at current rates to our stockholders, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness or we will reduce the rate of distribution to the stockholders.

Our long-term liquidity needs include funds necessary to grow our portfolio of investments by acquisitions, recurring and non-recurring capital expenditures and scheduled debt maturities. We currently have $25.3 million related to one acquisition in escrow which we expect to close in the fourth quarter.   We intend to satisfy our long-term liquidity needs through long-term secured borrowings, issuance of preferred shares, cash on hand, borrowings on unencumbered properties, refinancing of maturing mortgages and proceeds from sale of properties.  To meet our long-term liquidity needs, we are continually reviewing our existing portfolio for properties that have met maximized short and long term potential with the intent of selling those properties and reinvesting the proceeds in properties that have equivalent or better short term benefits and better long term potential.  If we are unable to arrange a line of credit, borrow on unencumbered properties, or sell securities to the public we may not be able to acquire additional properties to meet our long-term objectives.

Cash and Cash Equivalents

At September 30, 2015, we had approximately $11.1 million in cash and cash equivalents compared to approximately $11.9 million at September 30, 2014. Our cash and cash equivalents are held in bank accounts at third party institutions and consist of invested cash and cash in our operating accounts.  During 2015 and 2014, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $2.0 million of our cash balance is intended for capital expenditures on existing properties. We intend to use the remainder of our existing cash and cash equivalents for acquisitions, general corporate purposes and distributions to our stockholders.

Series B Preferred Stock

In August 2014, the Company closed on an offering of our Series B Preferred Stock. The total offering was expected to be $40 million at the conclusion of the extended funding period. An initial investment of $16.6 million was made during 2014, an additional investment of $13.4 million was made on August 4, 2015 and the final investment of $5 million was made on November 4, 2015. The offering was terminated on that date. Our ability to access equity markets is dependent on a number of factors including general market conditions for the REIT industry and market perception of our Company.

Secured Debt

As of September 30, 2015, NetREIT had fixed-rate mortgage notes payable in the aggregate principal amount of $119.1 million, collateralized by a total of 21 properties with loan terms at issuance ranging from 3 to 10 years.  The weighted-average interest rate on the mortgage notes payable as of September 30, 2015 was approximately 4.75%, and our debt to book value and estimated market value on these properties was approximately 63% and 55%, respectively.

As of September 30, 2015, NetREIT Dubose, and related entities, had 62 fixed-rate mortgage notes payable in the aggregate principal amount of $9.1 million, collateralized by a total of 62 Model Home properties. These loans generally have a term at issuance of three to five years.  The average loan balance outstanding and the weighted-average interest rate on these mortgage loans are approximately $146,000 and 5.4%, respectively as of September 30, 2015. Our debt to estimated value on these properties is approximately 54%. The Company has guaranteed these promissory notes.  The balloon principal payments on the notes payable are due in 2016 and 2019, and are typically tied to the end of the lease and the sale of the Model Home properties securing the debt.

Despite the disruptions in the debt market discussed in "Overview" above, we have been able to refinance maturing debts before scheduled maturity dates and we have also not experienced any unusual difficulties financing our acquisitions.

Cash Flows for the nine months ended September 30, 2015 and September 30, 2014.

Operating Activities: Net cash provided in operating activities for the nine months ended September 30, 2015 decreased by approximately $1.5 million to $2.5 million, primarily due to the $1.3 million of dividends paid during 2015 on the preferred stock issued in August 2014 that was treated as interest expense for GAAP reporting purposes.  There was also an increase in working capital for such items as receivables, prepaid expenses and acquisition deposits.  The net cash flow for the fourth quarter will increase due to the five properties acquired in August 2015 that will be included for the total quarter.

Investing Activities: Net cash used in investing activities during the nine months ended September 30, 2015 was $10.6 million compared to $15.5 million in the same period in 2014. During 2014, we acquired two commercial properties and nine model homes for an aggregate of approximately $17.5 million whereas during 2015 we have acquired five commercial properties and 17 model homes for an aggregate of approximately $42.5 million.  Net cash provided increased due to the sale of all of our self-storage facilities for $35 million.  During 2014 the use of funds for investing activities increased approximately $13.4 million primarily due to the sale of 34 model homes whereas during 2015 we only sold 5 model homes however the sale of all of our self-storage facilities resulted in an aggregate of approximately $42.3 million available for investing.

We do not expect that sales of real estate involving a total segment of our business as occurred in the 2015 sale, however, we do continue assessing the value of our individual properties that could lead to the sale of individual properties.  We anticipate that the acquisitions of both the commercial properties and the Model Home properties will increase during 2015 and thereafter. Future acquisitions by the Company will depend on funds available from cash on hand, the proceeds from the issuance of our Series B Preferred Stock and from the sale of existing properties. Future acquisitions of Model Homes will depend on the availability of Model Homes from developers at acceptable prices.

We currently project that we could spend up to $2.0 million on capital improvements, tenant improvements and leasing costs for properties within our portfolio on an annual basis. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures during in the future as compared to 2014 and 2015 due to rising construction costs and the anticipated increase in property acquisitions. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities:   Net cash provided by financing activities during the nine months ended September 30, 2015 was $13.7 million compared to cash provided of $13.2 million for the same period in 2014. The fluctuation between the nine months in 2015 and the same period in 2014 was the payoff of approximately $17 million in mortgages in connection with the sale of all the self-storage facilities offset by increase in mortgages due to more acquisitions of properties in 2015.  During 2014, our consolidated model home partnership raised approximately $3 million compared to no capital contributions in 2015.

During the fourth quarter of 2015 we have raised an additional $5 million by issuance of the Series B Preferred Stock and will use it to increase our portfolio by approximately $25 million through an acquisition scheduled to close in December 2015. We have unencumbered properties with an estimated value that could provide additional funds for financing activities during 2016. We are also pursuing other sources of capital either through a line of credit facility or the possible sale of additional equity/debt securities to provide resources to pursue future acquisitions.

Off-Balance Sheet Arrangements

As of September 30, 2015, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

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

The following table presents our FFO and MFFO for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(1,546,534)	$(1,851,556)	$(537,387)	$(3,307,989)
Adjustments:
Income attributable to noncontrolling interests	96,116	726,222	1,414,642	1,709,127
Depreciation and amortization (including discontinued operations)	1,884,193	1,614,502	5,726,170	4,387,175
Asset impairments	-	950,000	-	950,000
Gain on sale of real estate assets and partnerships (including discontinued operations)	(10,858)	(1,221,680)	(5,936,010)	(2,728,835)
FFO	$422,917	$217,488	$667,415	$1,009,478
Straight line rent adjustment	(126,573)	345,882	(310,835)	(61,075)
Amortization of above and below market rents	(264)	39,064	66,967	117,193
Amortization of restricted stock compensation	116,671	99,515	350,014	298,546
Amortization of financing costs	320,799	243,955	941,835	474,009
Real estate acquisition costs	174,202	19,054	261,089	72,293
MFFO	$907,752	$964,958	$1,976,485	$1,910,444

The 2015 FFO was significantly impacted by the interest expense associated with the Series B preferred stock. The interest expense totaled $1.2 million and $2.9 million for the three and nine months ended September 30, 2015, respectively. No conclusion or comparisons should be made from the presentation of these figures.

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

Same-Property Operating Results For the three and nine months ending September 30, 2015 and 2014.

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

	Three months ended September 30,		Variance		Nine months ended September 30,		Variance
	2015	2014	$		2015	2014	$	%
Rental revenues	$2,571,231	2,420,120	$151,111	6.2%	$7,719,338	7,321,683	$397,655	5.4%
Tenant reimbursements	705,382	686,000	19,382	2.8%	2,126,181	1,891,088	235,093	12.4%
Other operating income	14,126	12,277	1,849	15.1%	93,041	62,620	30,421	48.6%
Total rental revenues	3,290,739	3,118,397	172,342	5.5%	9,938,560	9,275,391	663,169	7.1%
Rental operating costs	1,246,515	1,264,691	(18,176)	(1.4)%	2,495,377	2,512,559	(17,182)	(0.7)%

Net operating income	$2,044,224	1,853,706	$190,518	10.3%	$7,443,183	6,762,832	$680,351	10.1%

Operating Ratios:
Number of same properties	15	15			15	15
Same-property occupancy, end of period	79.9%	78.0%		1.9%	79.9%	76.9%		3.0%
Same-properties operating costs as a percentage of total revenues	37.9%	40.6%		(2.7)%	25.1%	27.1%		(2.0)%

Overview

Property net operating income (“NOI”) basis began to improve during 2015 as evidenced by the increase in rental revenues of 5.4% and NOI of 12.7% for the nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014.   The improvement in rental revenues was almost equally due to the occupancy increase and rental rate increases that correspond to the overall increase in net absorption and the small increase in rental rates or reduction in rent abatements in the geographical areas of our portfolio.  Increase in renewal rates ranged from 3-14% for the nine months ended September 30, 2015.  Any absorption of currently vacated  space in the portfolio due to new leasing activity could favorably impact our leased percentage, total  NOI, and possibly our same property NOI comparisons once any associated periods expire.

Leased Percentage

As of September 30, 2015, scheduled expirations for the portfolio as a whole for the remainder of 2015 and 2016 represented 9.51% and 10.52%, respectively, of our annualized lease revenue; therefore, our current leasing efforts are primarily focused on leasing currently vacant space.  To the extent we are able to execute new leases for currently vacant space, offset by scheduled expirations, such new leasing should favorably impact our leased percentage, total NOI, and possibly our same property NOI comparison once any associated abatement periods expire.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

31.2

Certification of the Company's Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

31.3

Certification of the Company's Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

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

Date: November 13, 2015	NetREIT, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

By:	/s/ Kenneth W. Elsberry
Name:	Kenneth W. Elsberry
Title:	Chief Financial Officer

By:	/s/ Heather L. Pittard
Name:	Heather L. Pittard
Title:	Principal Accounting Officer