Form 10-K
period 2015-12-31
NETREIT, INC.
filed 2016-03-18
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Common Stock, Series A, $.01 par value

(Title of class)

Indicate by check mark whether the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐    Yes  ☒    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐    Yes  ☒    No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐    Yes  ☒    No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☒    Yes  ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒    Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes  ☒    No

At March 18, 2016, registrant had issued and outstanding 17,202,228 shares of its common stock $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for NetREIT’s Annual Meeting currently scheduled to be held on June 24, 2016 to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

NETREIT, INC.

FORM 10-K – ANNUAL REPORT

For the year ended December 31, 2015

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

ITEM 1.

OVERVIEW

NetREIT, Inc. (“we”, “our”, “us” or the “Company”) is a Maryland corporation which operates as a self-managed and self-administered real estate investment trust as defined under the Internal Revenue Code (a“REIT”). As a Maryland chartered corporation, we are governed by the Maryland General Corporation Law (the“MGCL”). We have approximately 17.2 million shares of voting common stock outstanding with approximately 3,000 shareholders none of which own more than 5.0% of the outstanding shares. We are a non-traded, publicly owned company registered under the Securities Exchange Act of 1934 (the“1934 Act”).

RECENT DEVELOPMENTS

During 2015, the Company acquired:

•	One office building consisting of approximately 93,000 rentable square feet located in Centennial, Colorado for $13.1 million plus closing costs;
•	One retail building consisting of approximately 10,700 rentable square feet located in Colorado Springs, Colorado for $2.9 million plus closing costs;
•	One office building consisting of approximately 36,500 rentable square feet located in West Fargo, North Dakota for $3.9 million plus closing costs;
•	Seven industrial/flex buildings consisting of approximately 152,154 rentable square feet located in West Fargo, North Dakota for $7.9 million plus closing costs;
•	One office property consisting of approximately 69,200 rentable square feet located in Westminster, Colorado for $9.1 million plus closing costs;
•	One office property consisting of approximately 121,399 rentable square feet located in Highlands Ranch, Colorado for $25.3 million plus closing; and
•	Seventeen Model Homes with NNN leases located in various states for $5.7 million plus closing costs.

The Company sold all seven of its self-storage facilities (“Self-Storage Properties”) which totaled approximately 652,000 rentable square feet on April 10, 2015 for a net sales price of $34.0 million.

CORPORATE STRUCTURE

We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland chartered corporation. During the last five years, we have increased our investments in real property from 13 to 26 properties. Through NetREIT, Inc., its subsidiaries and its partnerships, we own 23 properties in fee interest and have partial interests in 3 properties through our investments in limited partnerships for which we serve as the General Partner. Each of the limited partnerships is referred to as a “DownREIT”. In each DownREIT, we have the right, through options and put options, to require our co-investors to exchange their interests for shares of our common stock at a stated price within a definite period, generally five years from the date they first invested in the entity’s real property. Through NetREIT Dubose Model Home REIT, Inc. and NetREIT Model Homes LLC, we also fully own or have an interest in 64 model home properties (the“Model Homes”).

MARKET AND BUSINESS STRATEGY

The Company invests in a diverse portfolio of real estate assets. The Company seeks three types of commercial real estate properties primarily located in the western United States for which the Company’s decision-makers internally evaluate operating performance and financial results: commercial office properties and industrial (“Office/Industrial Properties”), retail properties (“Retail Properties”) and residential properties, including Model Homes (“Residential Properties”).

Our investment objective is to create current income and growth for our stockholders to fund our continuing operations and to pay out monthly and quarterly cash distributions to our stockholders. Our primary strategy to achieve our objective is to invest in and own a diversified portfolio of income producing commercial real estate assets that will produce a stabilized cash flow with increase values over time.  In the past, we have acquired commercial office, industrial, self-storage, retail, single family residential Model Homes, and multi-unit residential real estate with promising financial opportunities located primarily in the western United States.

Investment – Commercial properties

NetREIT’s Office/Industrial and Retail Properties are located primarily in Southern California and Colorado, with four properties located in North Dakota. As of December 31, 2015, we owned or had an equity interest in twenty Office/Industrial Properties which total approximately 1,614,000 rentable square feet and six Retail Properties which total approximately 236,000 rentable square feet. Our tenant list of the non-Model Home portfolio is highly diversified consisting of over 300 individual commercial tenants with an average remaining lease term of approximately five years.  No single commercial tenant represents more than 5.0% of revenue, while the Company’s ten largest tenants represent approximately 23.2% of annualized base rent revenue.  In addition, the rent rolls have limited exposure to any single industry.  Our Office/Industrial and Retail Properties had a net book value of approximately $214.2 million as of December 31, 2015.

Investment - Model Home properties

Our Model Homes business is conducted through our wholly-owned subsidiary, NetREIT Dubose Model Home REIT, Inc., three limited partnerships, Dubose Model Home Investors #201, LP Dubose Model Home Investors #202, LP and NetREIT Dubose Model Home REIT, LP and one limited liability company NetREIT Model Homes, LLC. Our Model Home properties are located in ten states throughout the United States. As of December 31, 2015, these entities owned 64 Model Homes with a net book value of approximately $16.9 million.

NetREIT Dubose Model Home REIT, Inc. (“NetREIT Dubose”) is engaged in the business of acquiring Model Homes from third party homebuilders in sale-leaseback transactions whereby a homebuilder sells the Model Home to NetREIT Dubose and leases back the Model Home under a triple net lease (“NNN”) for use in marketing its residential development. Our Model Home business was started in March 2010 through the acquisition of certain assets and rights from Dubose Model Homes USA (“DMHU”), which we refer to as the (“DMHU Purchase”). Subsequent to its formation, NetREIT Dubose raised $10.6 million pursuant to a private placement of its common stock (the private placement was terminated on December 31, 2013). As of December 31, 2015, NetREIT has invested $2.6 million in NetREIT Dubose through the purchase of common stock. We owned approximately 27.2% of NetREIT Dubose as of December 31, 2015.

We operate three limited partnerships in connection with NetREIT Dubose, Dubose Model Home Investors #201, LP (“DMHI #201”), Dubose Model Home Investors #202, LP (“DMHI #202”) and NetREIT Dubose Model Home REIT, LP (“NetREIT LP”). The limited partnerships typically raise private equity to invest in Model Home properties and lease them back to the homebuilders.

•	We owned 8.3% of DMHI #201 LP as of December 31, 2015. DMHI #201 raised $3.0 million through the sale of partnership units.
•

We owned 10.3% of DMHI #202 as of December 31, 2015.  The partnership had raised $2.9 million, including our investment, through December 31, 2015.  This partnership was formed to raise up to $5.0 million through the sale of units.

•	NetREIT Dubose owned 100 % of NetREIT LP as of December 31, 2015.
•	We owned 100% of NetREIT Model Homes, LLC as of December 31, 2015.

We provide management services to our various limited partnerships through NetREIT Advisors, LLC (“NetREIT Advisors”) and Dubose Advisors LLC (“Dubose Advisors”). These entities are 100% owned subsidiaries and are referred to collectively as the (“Advisors”). For their services, each of the Advisors receives ongoing management fees, acquisition fees and has the right to receive certain other fees when a partnership sells or otherwise disposes of a Model Home. NetREIT Advisors manages NetREIT Dubose, NetREIT Model Homes, LLC and Dubose Advisors manages DMHI #201 and DMHI #202.

Use of Leverage

We use mortgage loans secured by the individual properties in order to maximize the return for our stockholders.  Typically these loans would be for terms ranging from 5 to 10 years.  Currently the majority of our mortgage loans are structured as non-recourse to us with the limited exceptions that would cause a recourse nature only upon occurrence of certain fraud, misconduct, environmental, or bankruptcy events.  The non-recourse financing limits the exposure to the amount of equity invested in each property pledged as collateral thereby protecting the equity in the other assets.  We can provide no assurance that the non-recourse financing will be available on terms acceptable to us, or at all and there may be circumstances where lenders have recourse to our other assets.  To a lesser extent, we use recourse financing or a cross collateral pledge of certain properties. At December 31, 2015, $9.1 million of our total debt was recourse to the Company and relates to the model homes properties.

We use both fixed and variable interest rate debt to finance our properties. Wherever possible, we prefer to obtain fixed rate mortgage financing as it provides better cost predictability. As of December 31, 2015, none of our mortgage obligations include variable interest rate provisions.

PROPERTY MANAGEMENT

The Company is the primary property manager for all of its properties.  The Company retains third party property management companies in Colorado and North Dakota to render on-site management services.

COMPETITION

Our principal factors of competition is our focus on contrarian, immediate yield, value-driven acquisitions by seeking unique properties with identifiable value-creation opportunities without the need for significant structural improvements or other costly renovations.  We operate in niche geographies, targeting $5-$25 million acquisitions of properties or small portfolios in order to limit competition from both larger and well capitalized buyers focused on core markets.

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

To be successful, we must be able to continue to respond quickly and effectively to changes in local and regional economic conditions by adjusting rental rates of our properties as appropriate. If we are unable to respond quickly and effectively, our financial condition, results of operations, cash flow, and ability to satisfy our debt service obligations and pay dividends may be adversely affected.

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

MANAGEMENT OF THE COMPANY

Our Management

We refer to our executive officers and any directors who are affiliated with them as our “Management”.  Our Management is currently comprised of:

•	Jack K. Heilbron, Chairman of the Board, Chief Executive Officer and President of NetREIT, Inc., President and Director of NetREIT Dubose, and President of NetREIT Advisors;
•	Kenneth W. Elsberry, Chief Financial Officer and Director of NetREIT, Inc., and CFO of Dubose Advisors and NetREIT Advisors;
•	Larry G. Dubose, Director of NetREIT, Inc., CFO and Director of NetREIT Dubose, and CEO of Dubose and NetREIT Advisors;
•	Gary Katz, Senior Vice President-Asset Management; of NetREIT, Inc.

Mr. Heilbron is responsible for managing our day-to-day affairs. Mr. Dubose is responsible for managing the day-to-day activities of the Dubose and NetREIT Advisors and our Model Homes Division. Mr. Katz, is responsible for managing the day-to-day affairs for the Office/Industrial and Retail Properties.  Mr. Heilbron, Mr. Elsberry, and Mr. Katz are responsible for all Company property acquisitions.

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

As of March 18, 2016, we have a total of 23 full-time and 1 part-time employees.

AVAILABLE INFORMATION

Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and other filings with the SEC, including amendments to such filings are available via a link to http:/ /www.sec.gov or on our website at www.netreit.com  as soon as reasonably practicable after such materials are electronically filed with the SEC. They are also available for printing by any stockholder upon request.

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

As of December 31, 2015, we had 17,202,228 shares of our common stock outstanding. Substantially all of these shares are freely tradable (subject to restrictions on the shares held by our directors, officers and other affiliates). Additionally, we intend to issue additional shares of our common stock in the future under our employee and agent incentive plans and possibly in one or more private offerings. Neither we nor any of our affiliates have any control, contractually or otherwise, on the amounts or frequency of trades the holders of these shares may make. The sale of a large amount of common stock in the secondary market could adversely affect the price of our stock in that market and impair our ability to raise capital through additional private placements. Additionally, institutions and other professional investors could seek to take advantage of this condition through short sales of our common stock, which could exert further downward pressure on the trading price.

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

In August 2014, we completed a preferred stock financing with PFP III Sub II, LLC, an affiliate of Prime Finance Partners III, Inc. (collectively, “Prime”) in which we issued 16,600 shares of Series B Preferred Stock and an additional 18,400 shares were issued during 2015. This Preferred Stock ranks senior to our common stock with respect to dividend rights and rights upon the Company's liquidation, dissolution or winding up.  See Risks Related to Our Preferred Stock Offering.

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

We rely on our management, Messrs. Heilbron, Elsberry and Dubose, for implementation of our investment policies and our day-to-day operations. Messrs. Heilbron and Elsberry are also officers and directors of NTR Property Management, Inc. and certain affiliated entities. Mr. Dubose, who we rely on for the day-to-day operations of NetREIT Advisors and our Model Homes Division, is also an executive officer of Dubose REIT and, like Messrs. Heilbron and Elsberry, engages in other investment and business activities in which NetREIT has no economic interest. Their loyalties to these other entities could result in action or inaction that it detrimental to our business, which could harm the implementation of our business strategy. For instance, they may have conflicts of interest in making investment decisions regarding properties for us as opposed to other entities with similar investment objectives or in determining when to sell properties and with respect to which NTR Property Management Inc. is entitled to different amounts of fees and compensation. Additionally, they may face conflicts of interest in allocating their time among us, our property manager, Dubose REIT and their other real estate investment programs or business ventures and in meeting their obligations to us and those other entities. Their determinations in these situations may be more favorable to other entities than to NetREIT.

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

In addition, an increasing portion of our business operations are conducted over the Internet, putting us at risk from cybersecurity attacks, including attempts to gain unauthorized access to our confidential data, viruses, ransomware, and other electronic security breaches. Such cyber-attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats that could impact day-to-day operations. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful at preventing a cyber-attack. Cybersecurity incidents could compromise confidential information of our tenants, employees and vendors and cause system failures and disruptions of operations

Risks Related to Investments in Real Estate

Unsettled conditions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on our operations.

Recent volatilities in the financial markets could result in a tightening of secured real estate financing. Lenders with whom we typically deal have increased their credit spreads as the volatility has increased. Thus, borrowing costs have increased. Higher costs of mortgage financing may result in lower yields from our real estate investments, which may reduce our cash flow available for distribution to our stockholders.  Reduced cash flow could also diminish our ability to purchase additional properties and thus decrease our diversification of real estate ownership.

Further disruptions in the financial markets and continued uncertain economic conditions could adversely affect the value of our real estate investments.

Disruptions in the financial markets could adversely affect the value of our real estate investments. Such conditions could impact commercial real estate fundamentals and result in lower occupancy, lower rental rates, and declining values in our real estate portfolio and in the collateral securing our loan investments. As a result, the value of our property investments could decrease below the amounts paid for such investments, the value of collateral securing our loan investments could decrease below the outstanding principal amounts of such loans, and revenues from our properties could decrease due to fewer tenants or lower rental rates. These factors would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions.

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

We generally hold our investments in directly with others as co-owners (a co-tenancy interest) or indirectly through an intermediary entity such as a joint venture, partnership or limited liability company. Also, we may on occasion purchase an interest in a long-term leasehold estate or we may enter into a sale-leaseback financing transaction (see risk factor titled “In a sale-leaseback transaction, we are at risk that our seller/lessee will default, which could impair our operations and limit our ability to pay dividends”). Such ownership structures allow us to hold a more valuable property with a smaller investment, but also reduce our ability to control such properties. In addition, if our co-owner in such arrangements experiences financial difficulties or is otherwise unable or unwilling to fulfill its obligations, we may be forced to find a new partner on less favorable terms or lose our interest in such property if no partner can be found.

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

Our total indebtedness as of December 31, 2015 was $144.7 million. As of December 31, 2015, we also had outstanding, in the aggregate, $35.0 million of mandatorily redeemable Series B Preferred Stock. We may incur additional debt or issue additional preferred stock for various purposes, including, without limitation, to fund future acquisition and development activities and operational needs.

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
•

limit our ability to make material acquisitions or take advantage of business opportunities that may arise and limit our flexibility in planning for, or reacting to, changes in our business and industry, thereby limiting our ability to compete effectively or operate successfully;

•	We may not have sufficient cash flow to pay the quarterly dividends to our shareholders.

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

Loans obtained to fund property acquisitions will generally be secured by mortgages on our properties. The more we borrow, the higher our fixed debt payment obligations will be and the greater the risk that we will not be able to timely meet these payment obligations. At December 31, 2015, we had a total of approximately $144.7 million of secured financing on our properties and we intend to continue to borrow funds through secured financings to acquire additional properties. If we are unable to make our debt payments as required, due to a decrease in rental or other revenues or an increase in our other costs, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment, diminishing the value of our real estate portfolio.

Our risk of losing property through a mortgage loan default is greater when the property is cross-collateralized.

In circumstances we deem appropriate, we may cross-collateralize two or more of our properties to secure a single loan or group of related loans, such as where we purchase a group of unimproved properties from a single seller or where we obtain a credit facility for general application from an institutional lender. Cross-collateralizing typically occurs where the lender requires a single loan to finance the group of properties, rather than allocating the larger loan to separate loans, each secured by a single property. Our default under a cross-collateralized obligation could result in the loss of all of the properties securing the loan. At December 31, 2015, we had two cross-collateralized mortgages between the Morena and Pacific Oaks office properties which terms contain a release clause for each property.

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

In addition, making a balloon payment may leave us with insufficient cash to pay the distributions that are required to maintain our qualification as a REIT.  At December 31, 2015, excluding our Model Home Division, we had loans that require balloon payments of $5.6 million due in 2016. The Model Home Division pays off its mortgage loans out of proceeds from the sale of homes. Any deficiency in the sale proceeds would have to be paid out of existing cash, diminishing the amount available for dividends.

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

•

If we sell a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain will be subject to the 100% “prohibited transaction” tax.

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

The maximum U.S. federal income tax rate for “qualifying dividends” payable by U.S. corporations to individual U.S. shareholders currently is 15.0%. However, ordinary dividends payable by REITs to its shareholders generally not eligible for the reduced rates for qualifying dividends and are taxed at ordinary income rates (the maximum individual income tax rate currently is 35.0%). This could reduce the net cash received by our stockholders as a result of their investment and could be detrimental to our ability to raise additional funds through the future sale of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2. PROPERTIES

General Information

We invest in a diverse portfolio of real estate assets primarily consisting of office/industrial, retail, and residential properties located in the western United States. As of December 31, 2015, we owned or had an equity interest in twenty office/industrial buildings totaling approximately 1,614,000 rentable square feet and six retail strip centers totaling approximately 236,000 rentable square feet. In addition, through our Model Home subsidiary and our investments in three limited partnership, we own a total of 64 Model Home properties located in ten states. We directly manage the operations and leasing of our properties. Substantially all of our revenues consist of base rents received under leases that generally have terms that range from less one to five years. We estimate that at least 75% of our existing leases as of December 31, 2015 contain contractual rent increases that provide for increases in the base rental payments. Our tenants consist of local, regional and national businesses. Our properties generally attract a mix of diversified tenant’s creating lower risk in periods of economic fluctuations. Our largest tenant represented less than 5% of our total revenues for the year ended December 31, 2015.

Geographic Diversification Table

The following table shows a list of properties we owned as of December 31, 2015, grouped by the state where each of our investments is located.

NetREIT, Inc. properties:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent

California	8	438,209	23.7%	$5,352,000	24.5%
Colorado	14	1,011,083	54.6%	13,130,000	60.2%
North Dakota	4	401,461	21.7%	3,335,076	15.3%
Total	26	1,850,753	100.0%	$21,817,076	100.0%

Model Home properties:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate of Aggregate % Annual Rent
Arizona	5	12,507	7.2%	$141,852	8.4%
California	2	4,563	2.6%	42,456	2.5%
Florida	4	9,833	5.6%	101,412	6.0%
Illinois	4	11,876	6.8%	130,476	7.7%
New Jersey	4	10,379	6.0%	101,820	6.0%
North Carolina	1	2,929	1.7%	16,200	1.0%
Pennsylvania	25	67,289	38.6%	706,020	41.7%
South Carolina	3	8,313	4.8%	71,388	4.2%
Texas	14	41,855	24.0%	326,832	19.3%
Wisconsin	2	5,016	2.9%	55,992	3.3%
Total	64	174,560	100.0%	$1,694,448	100.0%

The following table summarizes information relating to our properties (excluding Model Homes) at December 31, 2015:

Property Summary

($ in000's) Property Location	Sq., Ft.	Date Acquired	Year Property Constructed	Purchase Price (1)	Occupancy	Percent Ownership	Mortgage On property	Estimated Renovation or Improvement Cost (1)

Office/ Industrial Properties:
Havana/Parker Complex, Aurora, CO (3)	114,000	06/06	1975	$5,829	58.0%	100.0%	$2,500	$93
Garden Gateway, CO Springs, CO (4)(7)	115,052	03/07	1982	$1,513	78.4%	94.0%	$6,799	$41
Executive Office Park, CO Springs, CO (5)	65,084	07/08	2000	$10,126	84.4%	100.0%	$4,307	$53
Pacific Oaks Plaza, Escondido, CA (6)	16,000	09/08	2005	$4,877	100.0%	100.0%	$1,557	$40
Morena Office Center, San Diego, CA (3) (7)	26,784	01/09	1987	$6,575	90.8%	20.0%	$2,290	$12
Rangewood Medical Building, CO Springs, CO (3)	18,222	03/09	1998	$2,630	73.0%	100.0%	$1,027	$19
Genesis Plaza, San Diego, CA (3)	57,685	08/10	1986	$10,000	82.2%	100.0%	$6,500	$89
Dakota Center, Fargo, ND (5)	119,749	05/11	1982	$9,575	86.5%	100.0%	$10,825	$40
Port of San Diego Complex, National City, CA (5)	146,700	12/11	1971/2008	$14,500	84.9%	100.0%	$10,098	$—
Shoreline Medical Center, Half Moon Bay, CA (3)	15,335	05/12	1980	$6,350	100.0%	100.0%	$3,728	$32
The Presidio, Colorado Springs, CO (5)	80,800	11/12	1988	$7,275	78.4%	100.0%	$6,000	$116
Bismarck Office Building, Bismarck, ND	93,058	03/14	1976	$5,350	83.9%	100.0%	$3,252	$986
Union Terrace, Lakewood, CO	84,145	08/14	1982	$9,400	85.0%	100.0%	$6,600	$485
Centennial Tech Center, CO Springs, CO	110,405	12/14	1999	$15,500	97.3%	100.0%	$10,238	$60
Arapahoe Service Center, CO Springs, CO	79,023	12/14	2000	$11,850	100.0%	100.0%	$8,500	$55
West Fargo Industrial, West Fargo, ND	152,154	08/15	1998/2005	$7,900	97.6%	100.0%	$4,500	$120
300 N.P., West Fargo, ND	36,500	08/15	1922	$3,850	86.4%	100.0%	$—	$—
Highland Court, Centennial CO (8)	93,055	08/15	1984	$13,050	93.9%	80.8%	$6,958	$205
One Park Centre, Westminster CO	69,173	08/15	1983	$9,150	94.1%	100.0%	$6,610	$230
Shea Center II, Highlands Ranch, CO	121,399	12/15	2000	$25,325	100.0%	100.0%	$17,728	$—
Total Office/Industrial	1,614,323			$180,625	87.3%		$120,017	$2,676
Retail Properties:
World Plaza, San Bernardino, CA (5)	55,098	09/07	1974	$7,650	81.8%	100.0%	$—	$23
Regatta Square, Denver, CO (5)	5,983	10/07	1996	$2,180	86.6%	100.0%	$1,183	$5
Waterman Plaza, San Bernardino, CA (5)	21,170	08/08	2008	$7,164	100.0%	100.0%	$—	$—
Yucca Valley Retail Center, CA (5)	99,437	9/11, 5/12	1978	$7,802	91.7%	100.0%	$6,000	$136
Union Town Center, Colorado Springs, CO	44,042	12/14	2003	$11,212	96.8%	100.0%	$8,440	$65
Research Parkway, CO	10,700	8/15	2003	$2,850	100%	100.0%	$—	$15
Total Retail	236,430			$38,858	91.3%		$15,623	$244

(1)

Prior to January 1, 2009, “Purchase Price” includes our acquisition related costs and expenses for the purchase of the property. After January 1, 2009, acquisition related costs and expenses were expensed when incurred.

(2)	Expected capital expenditures over the next 12 months.
(3)	Office building leased to tenants on a gross basis where tenants may be required to pay property related expenses in excess of base year cost.
(4)	Garden Gateway Plaza is comprised of three buildings, each on a separate legal parcel.
(5)	Leased on either a triple net basis, or on a pro-rata share of expenses in excess of base year property related expenses basis.
(6)	Approximately 12,134 square feet, or 75.8% of this property, is occupied by the Company and related parties as its corporate offices.
(7)	This property is owned by a Partnership for which we serve as general partner and in which we own less than 100% equity interest.
(8)	This property is owned by two tenants-in-common of which 60% is owned by the Company and the Company owns approximately 52% in the other tenant-in-common.

Top Ten Tenants Physical Occupancy Table

The following table sets forth certain information with respect to our top ten tenants.

As of December 31, 2015 Tenant	Number of Leases	Annualized Base Rent	% of Total Annualized Base Rent
Comcast of Colorado X, LLC	1	$949,819	3.93%
Halliburton Energy Services, Inc.	1	$869,279	3.60%
County of San Mateo	1	$629,610	2.61%
County of San Bernardino	1	$586,956	2.43%
D+H USA Corporation	1	$539,976	2.24%
Caliber Bodyworks, Inc	1	$454,700	1.88%
The College for Financial Planning, Inc.	1	$414,252	1.72%
General Services Administration	1	$400,871	1.66%
Goodwill Industries of Southern California	1	$379,398	1.57%
Wells Fargo Dealer Services, Inc.	1	$370,042	1.53%

Lease Expirations Tables

The following table sets forth lease expirations for our properties as of December 31, 2015, assuming that none of the tenants exercise their renewal options.

NetREIT, Inc. properties:

Expiration Year	Number of Leases Expiring	Square Footage	Annual Rental From Lease	Percent of Total
2016	92	315,083	4,481,318	21.8%
2017	78	202,869	2,982,052	14.5%
2018	74	251,526	3,620,917	17.6%
2019	27	83,235	1,285,931	6.3%
2020	32	225,707	4,236,363	20.6%
Thereafter	29	376,832	3,942,141	19.2%
Totals	332	1,455,252	$20,548,722	100.0%

Model Home properties:

Expiration Year (1)	Number of Leases Expiring	Square Footage	Annual Rental From Lease	Percent of Total
2016	45	122,804	$1,140,084	68.7%
2017	19	45,377	518,688	31.3%
	64	168,181	$1,658,772	100.0%

(1)	These leases are subject to extensions by the developer depending on sales of the total development. All model homes are sold at the end of the lease period.

Physical Occupancy Table for Last 5 Years (1)

The following table presents the percentage occupancy for each of our properties, excluding our Model Home properties, as of December 31 for each of the last five years.

	Date	Percentage Occupancy as of the Year Ended December 31,
	Acquired	2011	2012	2013	2014	2015

Office/ Industrial Properties:
Havana/Parker Complex	06/06	57.4%	57.4%	59.2%	53.0%	58.0%
Garden Gateway Plaza	03/07	83.5%	83.5%	82.8%	83.3%	78.4%
Executive Office Park	07/08	88.8%	88.8%	84.5%	83.4%	84.4%
Pacific Oaks Plaza (1)	09/08	100.0%	100.0%	100.0%	100.0%	100%
Morena Office Center	01/09	92.4%	92.4%	92.4%	86.8%	90.8%
Rangewood Medical Office Building	03/09	83.4%	83.4%	68.2%	70.1%	73.0%
Genesis Plaza	08/10	76.4%	76.4%	89.7%	83.3%	82.2%
Dakota Bank Buildings	05/11	98.3%	98.3%	98.3%	82.1%	86.5%
Port of San Diego Complex	12/11	51.7%	51.7%	51.7%	75.9%	84.9%
Shoreline Medical Building	05/12	N/A	100.0%	100.0%	100.0%	100.0%
The Presidio	11/12	N/A	72.9	80.5%	76.7%	78.4%
Bismarck Office	03/14	N/A	N/A	N/A	83.4%	83.9%
Union Terrace	08/14	N/A	N/A	N/A	87.6%	85.0%
Centennial Tech Center	12/14	N/A	N/A	N/A	100.0%	97.3%
Arapahoe Service Center	12/14	N/A	N/A	N/A	82.0%	100.0%
West Fargo Industrial	08/15	N/A	N/A	N/A	N/A	95.7%
300 N.P.	08/15	N/A	N/A	N/A	N/A	97.0%
Highland Court	08/15	N/A	N/A	N/A	N/A	93.9%
One Park Centre	08/15	N/A	N/A	N/A	N/A	94.1%
Shea Center II	12/15	N/A	N/A	N/A	N/A	100.0%
Retail Properties:
World Plaza	09/07	87.1%	87.1%	83.0%	81.8%	81.8%
Regatta Square	10/07	100.0%	100.0%	100.0%	100.0%	86.6%
Waterman Plaza	08/08	95.3%	95.3%	100.0%	100.0%	100.0%
Yucca Valley Retail Center	09/11	92.9%	92.9%	95.5%	95.5%	91.7%
Union Town Center	12/14	N/A	N/A	N/A	97.0%	96.8%
Research Parkway	08/15	N/A	N/A	N/A	N/A	100.0%

(1)	Approximately 12,134 square feet, or 75.8% of this property, is occupied by the Company and related parties as its corporate offices.

Annualized Base Rent Per Square Foot for Last 5 Years

The following table presents the average effective annual rent per square foot for each of our properties, excluding our Model Home properties, as of December 31, 2015.

	Annualized Base Rent per Square Foot (1)
	For the Years Ended December 31,
	2011	2012	2013	2014	2015	Annualized B Rent (2)	Net Rentable Square Feet

Office/ Industrial Properties:
Havana/Parker Complex	$9.40	$10.64	$10.55	$11.35	$11.57	$765,000	114,000
Garden Gateway Plaza	$9.39	$10.11	$10.37	$10.51	$11.55	$1,042,000	115,052
Executive Office Park	$12.12	$12.32	$11.13	$10.85	$11.81	$649,000	65,084
Pacific Oaks Plaza (3)	$17.36	$17.36	$17.36	$19.50	$19.50	$312,000	16,000
Morena Office Center	$25.61	$19.90	$21.37	$20.13	$20.97	$510,000	26,784
Rangewood Medical Office Building	$24.09	$24.57	$23.20	$17.24	$15.86	$211,000	18,222
Genesis Plaza	N/A	$24.90	$24.33	$24.27	$25.83	$1,225,000	57,685
Dakota Center	N/A	$11.73	$10.83	$10.83	$10.86	$1,125,000	119,749
Port of San Diego Complex	N/A	$12.37	$9.92	$9.84	$8.49	$1,058,000	146,700
Shoreline Medical Building	N/A	$36.50	$46.86	$38.80	$41.08	$630,000	15,335
The Presidio	N/A	$24.89	$21.12	$13.67	$13.61	$862,000	80,800
Bismarck	N/A	N/A	N/A	$8.65	$12.74	$995,000	93,058
Union Terrace	N/A	N/A	N/A	$7.60	$18.36	$1,313,438	84,145
Centennial Tech Center	N/A	N/A	N/A	$12.52	$12.52	$1,344,568	110,405
Arapahoe Center	N/A	N/A	N/A	$12.43	$12.43	$982,000	79,023
West Fargo Industrial	N/A	N/A	N/A	N/A	$5.47	$812,000	152,154
300 N.P.	N/A	N/A	N/A	N/A	$10.91	$344,000	36,500
Highland Court	N/A	N/A	N/A	N/A	$18.93	$1,654,000	93,055
One Park Centre	N/A	N/A	N/A	N/A	$19.85	$1,292,000	69,173
Shea Center II	N/A	N/A	N/A	N/A	$16.08	$1,952,000	121,399
Retail Properties:
World Plaza	$14.09	$14.55	$14.32	$16.01	$18.66	$841,000	55,098
Regatta Square	$32.08	$33.00	$42.40	$39.60	$32.16	$166,620	5,983
Waterman Plaza	$23.08	$23.38	$24.23	$23.15	$24.14	$511,000	21,170
Yucca Valley Retail Center	N/A	$11.35	$9.30	$10.04	$8.46	$771,000	99,437
Union Town Center	N/A	N/A	N/A	$20.27	$20.27	$864,000	44,042
Research Parkway	N/A	N/A	N/A	N/A	$20.65	$221,000	10,700

(1)	Annualized based rent divided by the percentage occupied divided by rentable square feet.
(2)	Annual Gross Rent is based upon actual rents due as of December 31, 2015, determined using GAAP including CAM reimbursements.
(3)	Approximately 12,134 square feet, or 75.8% of this property, is occupied by the Company as its corporate offices.

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

Number of Holders of Each Class of Stock

As of March 15, 2016 there were 3,007 holders of our Series A common stock and a single holder of our Mandatorily Redeemable Series B Preferred Stock.

Dividend Payments

We pay quarterly cash distributions to our common stockholders. The following is a summary of cash payment amount per share for the years ended December 31, 2015 and 2014:

Month	2015	2014
	Cash Dividend	Cash Dividend
March 31	$0.10	$0.1353
June 30	0.10	0.1353
September 30	0.10	0.10
December 31	0.10	0.10
Total	$0.40	$0.4706

The December 31, 2015, quarterly cash distribution of $0.10 per common share was paid in February 2016.

In December 2011, the Company issued approximately 1,649 shares of its Convertible Series 6.3% Preferred Stock. The Company paid approximately $0 and $65,000 in dividends in the years ended December 31, 2015 and 2014.  The Company repurchased all of the shares of its convertible Series 6.3% Preferred Stock in August 2014.

Dividend Policy

We plan to pay at least 90% of our annual REIT Taxable Income to our stockholders in order to maintain our status as a REIT. We have paid dividends to our stockholders at least quarterly since the first quarter we commenced operations on April 1, 1999.

We intend to continue to declare quarterly distributions, however we cannot provide any assurance as to the amount or timing of future distributions. We eventually intend to make cash dividend distributions out of our operating cash flow and proceeds from the sale of properties. During 2015, we declared dividends of $6.8 million and approximately $2.6 million of these dividends were reinvested and paid back to the Company resulting in a net cash payout of approximately $4.1 million for the year ended December 31, 2015. Cash flow from operations for the year ended December 31, 2015 was $5.0 million, therefore, to fund, we expect that we will continue to rely on proceeds from additional borrowings of secured or unsecured debt and from proceeds from the sale of properties until such time that our cash flow from operations is sufficient to fund dividends paid to stockholders. In the event that we are unable to make distributions out of cash flow from operations, or cannot secure additional equity or debt financing, our ability to declare and pay a cash dividend on our common stock may be materially limited.

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

We provide each of our stockholders a statement detailing distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital annually. During the years ended December 31, 2015 and 2014, all distributions were non-taxable as they were considered a return of capital to the stockholders.

Equity Compensation Plan Information

The Company established the 1999 Flexible Incentive Plan (the “Plan”) for the purpose of attracting and retaining employees. The Plan provides that no more than 10% of the outstanding shares of common stock can be issued under the Plan. At December 31, 2011, the maximum number of shares that could be issued under the plan was approximately 1,648,000 shares. In 2006, the Compensation Committee of the Board of Directors adopted a restricted stock compensation plan under the Plan. There have been approximately 442,000 restricted shares granted since adopting the restricted stock compensation plan. At December 31, 2015, the amount of common shares available for future grants under the Plan is approximately 1,206,000 shares.

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

OVERVIEW

The Company operates as a self-managed and self-administered real estate investment trust, or REIT.  The Company invests in a diverse portfolio of real estate assets office, retail, industrial and model home leased back to the developer located primarily in the western United States. As of December 31, 2015, including properties held for sale, the Company owned or had an equity interest in:

•	Eighteen office properties (“Office Properties”) which total approximately 1,315,000 rentable square feet,
•	Two industrial properties (“Industrial Properties”) which total approximately 299,000 rentable square feet,
•	Six retail shopping centers (“Retail Properties”) which total approximately 236,000 rentable square feet and,
•	Sixty-four Model Homes owned by three affiliated limited partnerships and one limited liability company (“Residential Properties”).

NetREIT’s office, retail and industrial properties are located primarily in Southern California and Colorado, with four properties located in North Dakota. Our Model Home properties are located in ten states. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year, or has been operating for three years. Our geographical clustering of assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas.

Most of our office and retail properties are leased to a variety of tenants ranging from small businesses to large public companies, many of which are not investment grade. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having net leases that require the tenant to pay all of the operating expense (NNN Leases) or pay increases in operating expenses over specific base years. Most of our office leases are for terms of 3 to 5 years with annual rental increases built into such leases. In general, we have experienced decreases in rental rates in many of our submarkets due to recessionary conditions and other related factors when leases expire and are extended. During 2013 and 2012, the changes in rental rates have affected our operating results due to the older leases being extended at market rates lower than the old rates. We cannot give any assurance that as the older leases expire or as we add new tenants that rental rates will be equal to or above the current market rates. Also, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have a negative effect on our future financial condition, results of operations and cash flow. Our Model Homes are typically leased for 2 to 3 years to the home developer on a triple net lease.  Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property.

Prior to the sale of all of our self-storage properties in April 2015, these facilities were rented pursuant to rental agreements that were typically for no longer than six months in duration. The self-storage properties are located in markets having other self-storage properties. Competition with these other properties impacted the operating results of these properties, which depended materially on our ability to timely lease vacant self-storage units, to actively manage unit rental rates, and our tenants’ ability to make required rental payments.

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

SIGNIFICANT TRANSACTIONS IN 2015 and 2014

Acquisitions - we acquired the following properties during 2015:

•

On December 24, 2015, the Company acquired a four story, 121,399 square foot office building located in Highlands Ranch, Colorado for a purchase price of approximately $25.3 million.  The building was 100% occupied at the date of acquisition.  The acquisition was financed with a down payment of $7.6 million and a ten year secured mortgage of $17.7 with an interest rate of 4.9%.

•

On August 28, 2015, the Company acquired a four story, 69,200 square foot office building located in Westminster, Colorado for a purchase price of approximately $9.1 million.  The building was approximately 96% occupied at the date of acquisition.  The acquisition was financed with a down payment of $2.5 million and a ten year secured mortgage of $6.6 million with an interest rate of 4.7%.

•

On August 26, 2015, the Company acquired a four story 93,000 square foot office building located in Centennial, Colorado for a purchase price of approximately $13.1 million.  The building was approximately 97% occupied on the date of acquisition.  The acquisition was financed with a down payment of $6.1 million and a seven year secured mortgage of $7 million with an interest rate of 3.8%.

•

On August 13, 2015, the Company acquired a single story 10,700 square foot retail building located adjacent to the Union Town Center building already owned by the Company in Colorado Springs, Colorado for a purchase price of approximately $2.9 million.  The building was 100% occupied at the date of acquisition.  The acquisition was paid in cash.

•

On August 8, 2015, the Company acquired a two story 36,500 square foot office building in Fargo, North Dakota for a purchase price of $3.9 million.  The building was 86.4% occupied at the date of acquisition. The acquisition was paid in cash.

•

On August 8, 2015, the Company acquired seven single story 152,154 square foot industrial/flex buildings in West Fargo, North Dakota for a purchase price of approximately $7.9 million.  The buildings were 97.6% occupied at the date of acquisition.  The acquisition was financed with a down payment of $3.4 million and a five year secured mortgage of $4.5 million with interest rate of 4.8%.

•

On May 22, 2015, NetREIT Model Home LLC acquired and leased back to the developer one (1) Model Home property located in Pennsylvania for a purchase price of $587,500, consisting of a cash payment of $244,500 and a promissory note of $343,000.  On March 26, 2015, the Company acquired three (3) Model Home properties in Wisconsin, Illinois and Arizona on March 26, 2015 and lease them back to the home builder.  The purchase price for the properties totaled $940,230, consisting of cash payments of $376,000 and promissory notes of $564,230.

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

We review our portfolio of investment properties for appreciation potential on an on-going basis, and dispose of any properties that no longer satisfy our requirements in this regard. The proceeds from any such property sale, after repayment of any associated mortgage, are available for investing in properties that we believe will have a much greater likelihood of future price appreciation.

•

On July 9, 2015, NetREIT Dubose sold one Model Home property (upon maturity of lease) for $163,400 resulting in a gain on sale of approximately $11,000. During the second quarter of 2015, NetREIT Dubose sold two Model Homes properties (upon the maturity of leases) for $747,000, resulting in gain on sales of approximately $75,000. During the first quarter of 2015, NetREIT Dubose sold two Model Home properties (upon the maturity of leases) for $621,000, resulting in gain on sales of approximately $79,000.

•

On April 10, 2015, the Company sold all seven of the Sparky’s Self Storage facilities that had been acquired during 2007 through 2013 as a package for a net sales price of $34 million, resulting in a gain on sale of approximately $4.7 million.  The net proceeds from the sale after selling costs and payment of associated mortgages were approximately $17 million.  Approximately $3.3 million was used to pay off a loan, bearing an interest rate of 6.5% that was scheduled to mature on September 1, 2015, on the Waterman property, $3.9 million was used to acquire the office building in Fargo, North Dakota, $2.9 million was used to acquire the retail building in Colorado, Springs and $2.4 million was used to acquire the office building in Centennial, Colorado.

•	In April 2015, the Company sold one building and a parcel of land at the Yucca Valley Retail Center for approximately $1.5 million resulting in a gain on sale of $1.0 million

Preferred Stock Financing - In August 2014, we entered into an offering of our Series B Preferred Stock. The financing was funded in installments with the last installment on December 24, 2015. We issued 35,000 shares of our Series B Preferred Stock for $35 million during 2014 and 2015. These shares have a $0.01 par value and a $1,000 per share liquidation preference. The Series B Preferred Stock shall be redeemed through a cash payment equal to the face value of the shares outstanding at redemption. The dividend rate on these funds is 14%, with 10% to be paid on a monthly basis, and the remaining 4% shall accrue and compound monthly and be payable from excess cash flow starting in January 2016. The proceeds of this financing were used for property acquisitions approved by the Series B Preferred investor. The Series B Preferred Stock is scheduled to be redeemed by the third anniversary of the issuance date; however, we can extend the redemption date by up to two additional years. Due to the redeemable requirement of the stock, the dividends paid are treated as interest expense for GAAP reporting.

Debt transactions - During 2015, the Company originated mortgage notes of approximately $35.8 million in connection with property acquisitions.  The originated notes bear interest at weighted interest rate of 4.6%. During 2015, the Company also refinanced approximately $7.4 million of existing debt with new debt of approximately $12.5 million, providing additional cash to invest in new acquisitions.  The new debt bears interest at an average rate of 4.5%, compared to 5.1% on the old debt. Although our aggregate debt outstanding increased due to acquisitions of new properties and the refinancing of existing debt, the weighted average interest rate of our non-Model Home property mortgages decreased to 4.7% at December 31, 2015 from 4.9% at December 31, 2014.

ECONOMIC ENVIRONMENT

The United States continues to slowly gain momentum from the recession of 2008 with GDP of 2.4 percent for 2015, identical to the rate recorded in 2014.  The GDP was reported to have risen only 0.7% over the fourth quarter of 2015 largely reflecting slower sales of durable goods, a weaker trade picture caused by the strong dollar and slower business investment and accumulation of inventories. Published unemployment rates have remained in the 5% range and many experts forecast that it will decline in 2016.  There seems to be concern with the increase in long-term unemployment, high involuntary part-time employment and meager increases of wages and salaries. With the decreasing unemployment rates many people agree wages increases are likely to follow.  Job gains in the office-using employment sector, professional & business services, financial activities and information, continue to outpace broader job gains and that could be favorable for the commercial real estate segment. Vacancy rates for commercial real estate continued to tighten.  Rental rates have increased in many primary and secondary markets.

During 2015, existing home sales reached their highest level since November 2009 and housing prices have increased as demand outpaced supply.  On the supply side there has been an increase in housing starts and building permits.  Residential housing has continued to recover, supported by job growth.  The market for start-up home owners has not recovered much but should improve as wage growth picks up but could be hindered by increases in interest rates.

The significance of the U.S. Dollar in the global economy, the volatility of the price of oil, the size of the U.S. debt and uncertainty of servicing such debt seems to be the biggest concern for continued economic recovery. The impact of the current global market instability and recent slowdown in economies of China, Asia and Europe and the ability of certain European Union countries to continue to service their sovereign debt obligations are inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions.

It is impossible to project U.S. Economic growth but economic conditions could have a material effect on our business, financial condition and results of operations.

CREDIT MARKET ENVIRONMENT

The raising of the short-term interest rates in December 2015 for the first time since 2006 by the Federal Reserve signals that policy makers think the economy is strong enough to withstand a gradual tightening of monetary policy over the next couple years. The effect of increased interest rates on Real Estate Investment Trusts is a still a debated topic.  In the past when interest rates increased it has been a sign of a better economy that allowed for rental rates to increase mitigating the effect on REIT’s.

Our ability to execute our business strategies, particularly to make new investments is highly dependent upon our ability to procure external financing. Our principal source of external financing includes the issuance of equity securities and mortgages secured by properties.  The market for mortgages has improved although the interest rates may increase they are still low compared to pre-recessionary rates. We continue to obtain mortgages from the CMBS market, life insurance companies and regional banks. Commercial MBS lenders are generally optimistic, although the potential impact of impending regulations and market volatility are a concern. Even though we have been successful in procuring equity financing and secured mortgages financing we cannot be assured that we will be successful in the future.

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

Certain of our leases currently contain rental increases at specified intervals. We record as an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, Management determines to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review material deferred rent receivable, as it relates to straight-line rents, and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts, and write-off of the specific rent receivable. No such reserves related to deferred rent receivables have been recorded as of December 31, 2015 or 2014.

Income Taxes.   We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, for federal income tax purposes. To maintain our qualification as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we maintain our qualification for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to maintain our qualification as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. We are subject to certain state and local income taxes.

We, together with one of our entities, have elected to treat such subsidiaries as taxable REIT subsidiaries (a “TRS”) for federal income tax purposes. Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to federal and state income taxes.

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

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. Our cash equivalents, mortgage notes receivable, accounts receivable and payables and accrued liabilities all approximate fair value due to their short term nature. Management believes that the recorded and fair values of notes payable are approximately the same as of December 31, 2015 and 2014.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Our results of operations for 2015 and 2014 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense, general and depreciation and amortization will significantly increase in future periods as a result of the assets acquired over the last two years and as a result of anticipated growth through future acquisitions of real estate related investments.

The following discussion over our results of operations for all properties for the years ended December 31, 2015 and 2014 relates to continuing operations, with the exception of the discontinued operations portion.

Revenues.  Total revenue was $24.0 million for the year ended December 31, 2015, compared to $16.5 million for the same period in 2014, an increase of $7.5 million or 45.5%. The increase in rental income as reported in 2015 as compared to 2014 reflects:

•

A net increase in industrial and office properties rental income of $5.5 million as a result of the five property acquisitions made during 2014 and $1.7 million from the four property acquisitions made during 2015 (not including Shea II as the property was acquired on 12/24/2015).  There was a $200,000 impact on net revenue from the sale of the Fontana property in December 2014.

•

A net increase in same store rental income of $600,000 due to a 2.5 % increase in occupancy during the year ended December 31, 2015 compared to the same period in 2014 along with a 3% increase in rental rates.

•

Revenues from rentals of Model Homes decreased to $500,000 or 33.3% in 2015 from $2.0 million in 2014 to $1.5 million. The decrease in rental revenues arose as a result of a reduction in the number of Model Homes owned during the twelve month period compared to the same period in 2014. The remaining decrease is attributed to the decrease in transaction fees related to the sales of model homes

Rental Operating Costs.  Rental operating costs were $8.5 million for the year ended December 31, 2015 compared to $5.7 million for the same period in 2014, an increase of $2.8 million or 49.1%. Costs associated with properties acquired during 2015 accounted for $633,000 of the increase and properties acquired in 2014 that had a full year of operating expenses accounted for $2.2 million of the increase. Rental operating costs as a percentage of rental and fee income was 35.4% and 37.5% for the years ended December 31, 2015 and 2014, respectively.

General and Administrative Expenses. General and administrative (“G&A”) expenses were $4.7 million for the year ended December 31, 2015, compared to $4.6 million for the same period in 2014, representing an increase of $100,000 or 2.2%. While these expenses are semi-fixed and do not necessarily correlate to total revenue and remain relatively unchanged year over year, we had an increase due to annual increases in costs related to salaries and professional services.  With the sale of the self-storage facilities, which segment was the most administrative intense, we anticipate that our general and administrative expenses will remain fairly constant as we acquire more office, retail and industrial properties in the future.  As a percentage of total revenue, our general and administrative costs decreased from 27.9% to 19.6% due to the increase in revenue.

Depreciation and Amortization. Depreciation and amortization expenses were $7.8 million for the year ended December 31, 2015, compared to $5.4 million for the same period in 2014, representing an increase of $2.4 million or 44.5%. Depreciation costs associated with properties acquired during 2015 and 2014 accounted for all of this increase.

Asset Impairments. We review the carrying value of each of our real estate properties annually to determine if circumstances indicate an impairment in the carrying value of these investments exists. During 2014, we recognized an impairment charge of $950,000 for our Havana Parker property. These impairment charges reflect management’s estimate of the fair market value based on sales comps of like property in the same geographical area. There were no impairment changes during 2015.

Interest Expense-Series B preferred stock. The Series B Preferred Stock issued in August 2014 includes a mandatory redemption and therefore is treated as a liability for financial reporting purposes. The dividends paid and accrued and the amortization of the deferred offering costs are considered interest expense. Interest expense, including amortization of the deferred offering costs of $951,000 and and $380,000, respectively, totaled $4.8 million for the year ended December 31, 2015 compared to $1.2 million for the period August 2014 through December 31, 2014. An initial investment of $16.6 million was made during 2014 and an additional investment of $18.4 million was made during 2015.  Dividends paid and accrued totaled $3.4 million and $776,000, respectively, and the amortization of the deferred offering costs associated with that transaction totaled $1.2 million and $380,000, respectively for the year ended December 31, 2015 and 2014.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges, increased by approximately $1.6 million, or 36.4%, to approximately $6.0 million for the year ended December 31, 2015 compared to $4.4 million for the same period in 2014. Interest expense associated with properties acquired subsequent to the second quarter of 2014 totaled $1.5 million and interest expense related to the five August 2015 acquisitions totaled $300,000. The weighted average interest rate on our outstanding debt was 4.7% at December 31, 2015 compared to 4.9% at December 31, 2014

Gain on Sale of Real Estate Assets. For the year ended December 31, 2015, we had gains from the sales of eight Model Homes of approximately $500,000 and a gain on sale of one building at the Yucca Valley Retail Center of approximately $1.0 million. For the year ended December 31, 2014, we had a gain on the sale of the Fontana Medical Center of $1.7 million, gains from the sales of Model Homes of $3.5 million and a loss on the sale of a land parcel of $200,000. Refer to discontinued operations below for discussion of the gain on sale of the Sparky’s Self-Storage Portfolio.

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

Discontinued Operations.  Loss from discontinued operations for the year ended December 31, 2015 included only one quarter of activity as the Sparky’s self-storage portfolio that was sold on April 10, 2015. As we owned the division for the entire period in 2014, a comparison of financial results is not attainable.  During the year ended December 31, 2015, the Company sold 100% of the Sparky’s Self-Storage Portfolio and recognized a gain on sale of approximately $4.7 million.  During the year ended December 31, 2014, a parcel of land at one of the self-storage properties was sold resulting in a loss of $156,000.

Income from non-controlling interests.  Loss allocated to non-controlling interests for the year ended December 31, 2015 totaled $1.8 million when compared to December 31, 2014 of $3.2 million. The self-storage portfolio had two properties that were owned in limited partnerships and substantially all of the income allocated to non-controlling interests was due to the gain on sale of the two properties. Approximately $500,000 was attributable to the model home partnerships for the year ended December 31, 2015. For the year ended December 31, 2014, $3.0 million was attributed to the gain on sales of the model homes that are owned under three limited partnerships of which the Company has a minority interest.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As discussed above under Economic Environment, during 2015, there have been signs of economic improvement and stabilization in the equity markets. We expect the market turbulence could continue in the commercial real estate arena due to the uncertainties previously discussed. We believe that as a result of the trends, new mortgage financing will continue to remain less favorable in terms of loan amount to value as pre-recession days, which may negatively impact our ability to finance future acquisitions. Long-term interest rates remain relatively low by historical standards but we anticipate that interest rates will increase during the next couple years.  On the other hand, we believe the negative trends in the mortgage markets for smaller properties and in some geographic locations have reduced property prices and may, in certain cases, reduce competition for those properties.

Our future sources of liquidity include existing cash and cash equivalents, cash flows from operations, new mortgages on our unencumbered properties, refinancing of existing mortgages, future real estate sales and the possible sale of additional equity/debt securities. Our available liquidity at December 31, 2015 included cash and cash equivalents of $6.6 million, as well as our potential borrowing capacity under potential credit facilities such as a revolving line of credit or from mortgages on unencumbered properties and refinancing of mortgages with low debt to value. We do not have a revolving line of credit at the current time, and we cannot guarantee that we will be able to consummate a line of credit in the near future, but we have been exploring the possibilities of obtaining such a line of credit. We also do not have any commitments or other arrangements with any financial institution to borrow any amounts in the form of mortgages on currently unencumbered properties or through refinancing existing mortgages and we cannot be certain that a financial institution would ultimately provide such financing, but we estimate that such borrowings represent additional borrowing capacity of approximately $12 million. As an example of such financing during 2015, we refinanced approximately $7.5 million of existing debt with new debt of approximately $12.5 million.  The new debt bears interest at an average rate of 4.5% compared to 5.1% on the old debt and extended the maturity date to the year 2025.

Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions, monthly payments on the Series B preferred stock and the payment of a competitive distribution to our stockholders. We also are actively seeking investments that are likely to produce income in order to pay distributions as well as long-term gains for our stockholders. To ensure that we are able to effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements and funding for our distributions to stockholders. During the year ended December 31, 2015, our principal debt service and the cash portion of the distributions to our shareholders was $6.5 million, while the net cash provided by our operating activities totaled $3.8 million. The remainder of the short term liquidity needs were covered by proceeds from sales of real estate assets. We believe that the cash flow from our existing portfolio and our anticipated acquisitions (when operational for the full term) and distributions from joint ventures in Model Home partnerships will be sufficient to fund our near term operating costs, capital expenditures, debt service costs on our existing mortgages, and the cash portion of distributions to stockholders at the current rate. However, if our cash flow from operating activities is not sufficient to fund our short term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness or we will reduce the rate of distribution to the stockholders.

Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments. We believe that the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs.  We are continually reviewing our existing portfolio for properties that have met maximized short and long term potential with the intent of selling those properties and reinvesting the proceeds in properties that have equivalent or better short term benefits and better long term potential.  We expect to obtain additional cash in connection with refinancing of maturing mortgages and assumption of existing debt collateralized by some or all of our real property in the future to meet our long-term liquidity needs.  If we are unable to arrange a line of credit, borrow on unencumbered properties, or sell securities to the public we may not be able to acquire additional properties to meet our long-term objectives.

Cash and Cash Equivalents

At December 31, 2015, we had approximately $6.6 million in cash and cash equivalents compared to approximately $5.6 million at December 31, 2014. Our cash and cash equivalents are held in bank accounts at third party institutions and consist of invested cash and cash in our operating accounts.  During 2015 and 2014, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $3.0 million of our cash balance is intended for capital expenditures on existing properties. We intend to use the remainder of our existing cash and cash equivalents for acquisitions, general corporate purposes and distributions to our stockholders.

Series B Preferred Stock

In August 2014, the Company closed on an offering of our Series B Preferred Stock up to $40 million.   We received capital contribution of $16.6 million during 2014 and an additional capital contribution of $18.4 million during 2015.  On December 24, 2015 the Company terminated the offering of Series B Preferred Stock. We are currently negotiating with financial institutions for additional equity capital. We will continue to seek acquisitions or properties for equity in a DownREIT structure.  Our ability to access equity markets is dependent on a number of factors including general market conditions for the REIT industry and market perception of our Company.

Secured Debt

As of December 31, 2015, the Company had commercial mortgage notes payable in the aggregate principal amount of $135.6 million, collateralized by a total of 22 properties with loan terms at issuance ranging from 3 to 10 years.  The weighted-average interest rate on the mortgage notes payable as of December 31, 2015 was approximately 4.7%, and our debt to current estimated value on these properties was approximately 56.5%. Two of the mortgage notes aggregating approximately $5.8 million mature in 2016 and there are no notes maturing during 2017 or 2018.  The portfolio total weighted average term to maturity is 7.5 years.

As of December 31, 2015, NetREIT Dubose, and related entities, had 59 fixed-rate mortgage notes payable in the aggregate principal amount of $9.1 million, collateralized by a total of 59 Model Home properties. These loans generally have a term at issuance of three to five years.  The average balance outstanding and the weighted-average interest rate on these mortgage loans are $143,400 and 5.5%, respectively, as of December 31, 2015. The debt to estimated current value on these properties is approximately 43.0%. The Company has guaranteed these promissory notes. The balloon principal payments on the notes payable are in 2016 and 2019, and are typically tied to the end of the lease and the sale of the Model Home properties securing the debt.

Despite the disruptions in the debt market discussed in "Overview" above, we have been able to refinance maturing debts before scheduled maturity dates and we have also not experienced any unusual difficulties financing our acquisitions.

Cash Flows for the Years Ended December 31, 2015 and 2014

Operating Activities: Net cash provided by operating activities was $3.8 million during 2015 compared to $4.2 million for 2014.  We anticipate an increase during 2016 due to the property acquisitions of approximately $63.6 million during the third and fourth quarter of 2015 and December 2014.

Investing Activities: Net cash used in investing activities decreased approximately $6.2 million to $36.3 million for the year ended December 31, 2015, compared to net cash used of $42.5 million during the same period in 2014. Acquisitions during 2015 were approximately $8.9 million more than in 2014, however, the proceeds from sale of real estate were approximately $15.5 million more in 2015 compared to 2014.  Net cash provided by sales of real estate was unusually high in 2015 due to the sale of all of our self-storage facilities of approximately $34 million.

Model Home sales will increase during 2016 due to the number of Model Homes coming off leases.   In addition, we have commenced raising additional capital in a new limited partnership specifically for the purchase and lease back of model homes.  Future acquisitions of Model Homes will depend on the availability of Model Homes from developers at acceptable terms and our ability to raise the necessary capital.

We currently project that we need approximately $3.0 million in capital improvements, tenant improvements and leasing costs for properties within our portfolio during 2016. The tenant improvements and leasing costs will only be incurred if and when new or renewed leases are consummated.  Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on gross capital expenditures during 2016 as compared to 2015 due to rising construction costs and overall increase in our portfolio. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities: Net cash provided by financing activities in 2015 was $33.5 million compared to cash provided by of $33.7 million for the comparable prior year period. The cash flow in the current year was primarily attributable to net inflow of $20 million from new mortgage and debt refinancing activity and the net cash inflow of $18.2 million from the issuance of Series B Preferred Stock compare to a net inflow of $34 million from new mortgages and debt refinancing activity and $13.9 million from sale of Series B Preferred that resulted in a net decrease of $10 million from those two sources.  This decrease was offset by approximately $7 million less in distributions to non-controlling interests, $0.7 million less dividends paid and $1.6 million less in 2015 due to the redemption of Series 6.3% preferred stock.

We anticipate mortgaging one unencumbered property and increasing mortgages balances in connection with refinancing debt maturing in 2016 on several other properties (during the next two years) to provide additional funds for financing activities. The unencumbered properties have an estimated market value of approximately $22 million that could generate approximately $10.8 million for acquisitions.  We are also pursuing other sources of capital either through a line of credit facility or the possible sale of additional equity/debt securities to provide resources to pursue future acquisitions.

Off-Balance Sheet Arrangements

As of December 31, 2015, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

Non-GAAP Supplemental Financial Measures:

Funds From Operations (“FFO”)

Management believes that FFO is a useful supplemental measure of our operating performance. We compute FFO using the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss) in accordance with GAAP, plus depreciation and amortization of real estate assets (excluding amortization of deferred financing costs and depreciation of non-real estate assets), plus impairment write downs of depreciable real estate and excluding gains and losses from sales of depreciable operating property and extraordinary items, as defined by GAAP.

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

Other REITs may use different methodologies for calculating FFO and MFFO and, accordingly, our FFO and MFFO may not be comparable to other REITs. Because FFO and MFFO excludes depreciation and amortization, gains and losses from property dispositions that are available for distribution to stockholders and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, Management believes that FFO and MFFO provides useful information to the investment community about our financial performance when compared to other REITs since FFO and MFFO is generally recognized as the industry standard for reporting the operations of REITs. However, FFO and MFFO should not be viewed as an alternative measure of our operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties which are significant economic costs and could materially impact our results from operations.

The following table presents our FFO and MFFO for the years ended December 31:

Year Ended December 31,	2015	2014
Net loss	$(2,027,498)	$(853,601)
Adjustments:
Depreciation and amortization (including discontinued operations)	7,950,563	6,049,385
Asset impairments	—	950,000
Gain on sale of real estate assets	(6,243,640)	(5,120,699)
FFO	$(320,575)	$1,025,085
Adjustments:
Straight line rent adjustment	(453,528)	(376,661)
Amortization of above and below market rents	43,578	(156,257)
Amortization of restricted stock compensation	465,323	455,819
Finance charge amortization (including loan cost penalties)	1,536,437	417,723
Acquisition costs	348,414	163,429
MFFO	$1,940,224	$1,529,138

No conclusion or comparisons should be made from the presentation of these figures.

Same-Property Operating Results for the years ended December 31, 2015 and 2014.

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

	Year Ended December 31,		Variance
	2015	2014	$	%
Rental revenues	$10,171,697	$9,806,211	$365,486	3.7%
Tenant reimbursements	2,873,608	2,583,159	290,449	11.2%
Other operating income	54,758	72,157	(17,399)	-24.1%
Total rental revenue	$13,100,063	$12,461,527	$638,536	5.1%
Rental operating costs	$5,126,588	$5,038,587	$88,001	1.7%

Net operating income	$7,973,475	$7,422,940	$550,535	7.4%

Operating Ratios:
Number of same properties	15	15
Same property occupancy, end of period	81.6%	79.1%	2.5%	3.2%
Same-properties operating costs as a percentage of revenues	39.1%	40.4%	-1.3%	-3.2%

Overview

Property net operating income (“NOI”) basis began to improve during 2015 as evidenced by the increase in rental revenues of 5.1% and NOI of 7.4% for the year ended December 31, 2015, respectively, as compared to the corresponding period in 2014.   The improvement in rental revenues was almost equally due to the occupancy increase and rental rate increases that correspond to the overall increase in net absorption and the small increase in rental rates or reduction in rent abatements in the geographical areas of our portfolio.  Increase in renewal rates ranged from 3-14% for the year ended December 31, 2015.  Any absorption of currently vacated  space in the portfolio due to new leasing activity could favorably impact our leased percentage, total  NOI, and possibly our same property NOI comparisons once any associated periods expire.

Leasing

Our same-store growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, we believe that the infill nature and strong demographics of our properties provide us with a strategic advantage, allowing us to maintain relatively high occupancy and increase rental rates. We have continued to see signs of improvement for many of our tenants as well as increased interest from prospective tenants for our spaces. While there can be no assurance that these positive signs will continue, we remain cautiously optimistic regarding the improved trends we have seen over the past few years. We believe the locations of our properties and diverse tenant base mitigate the potentially negative impact of a poor economic environment. However, any reduction in our tenants' abilities to pay base rent, percentage rent or other charges, may adversely affect our financial condition and results of operations.

During the quarter ended December 31, 2015, we signed 10 leases (6 new leases and 4 renewals) for a total of 19,735 square feet of comparable space leases, at an average rental rate increase of 8.5% on a cash basis and an average rental increase of 17.6% on a straight-line basis. New office leases for comparable spaces were signed for 6,458 square feet at an average rental rate increase of 17.1% on a cash basis and an average rental rate increase of 31.3% on a straight-line basis. Renewals for comparable office spaces were signed for 13,277 square feet at an average rental rate increase of 1.4% on a cash basis and increase of 6.2% on a straight-line basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal  Control — Integrated Framework , our Management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Stockholders is presently scheduled to be held on June 24, 2016.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements - the following documents are filed as part of this report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2015 and 2014
•	Consolidated Statements of Operations for the years ended December 31, 2015 and 2014
•	Consolidated Statements of Equity for the years ended December 31, 2015 and 2014
•	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014
•	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules - the following documents are filed as part of this report:

•	Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization as of December 31, 2015

All other financial statement schedules have been omitted for the reason that the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

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

2.3	Agreement and Plan of Merger between the Company and C I Holding Group, Inc. (incorporated by reference to Exhibit 10.23 to NetREIT’s Report on Form 8-K filed February 6, 2013).

3.1

Articles of Merger filed with the Maryland State Department of Assessments and Taxation and the California Secretary of State on August 4, 2010 (incorporated by reference to Exhibit 3.03 to NetREIT’s Report on Form 8-K filed August 10, 2010).

3.2

Articles of Amendment and Restatement of the Articles of Incorporation of NetREIT, dated as of July 30, 2010 (incorporated by reference to Exhibit 3.01 to NetREIT’s Report on Form 8-K filed August 10, 2010).

3.3	Articles Supplementary filed on August 4, 2014 (incorporated by reference to Exhibit 3.5 to NetREIT’s Report on Form 8-K filed August 8, 2014).

3.4	Amended and Restated Bylaws of NetREIT, Inc. (incorporated by reference to Exhibit 3.02 to NetREIT’s Report on Form 8-K filed August 10, 2010).

3.5	Amendment No. 1 to Amended and Restated Bylaws of NetREIT, Inc. effective as of August 8, 2014 (incorporated by reference to Exhibit 4.3 to NetREIT’s Report on Form 8-K filed August 8, 2014).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

4.2	Form of Series AA Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

4.3	Specimen Certificate for NetREIT, Inc. Series B Preferred Stock (incorporated by reference to Exhibit 10.28 to NetREIT’s Report on Form 8-K filed August 8, 2014).

4.4	Investor Agreement dated as of August 4, 2014, by and between NetREIT, Inc., and PFP III Sub II, LLC (incorporated by reference to Exhibit 4.4 to NetREIT’s Report on Form 8-K filed August 8, 2014).

10.1+	1999 Flexible Incentive Plan (incorporated by reference to Exhibit 10.1 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

Number	Description

10.2+	NetREIT Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.2 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

10.3	Form of Property Management Agreement (incorporated by reference to Exhibit 10.3 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

10.4	Option Agreement to acquire CHG Properties (incorporated by reference to Exhibit 10.4 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

10.5	Loan Assumption and Security Agreement, and Note Modification Agreement (incorporated by reference to Exhibit 10.7 to NetREIT’s Report on Form 8-K filed August 27, 2009).

10.6	Promissory Note (incorporated by reference to Exhibit 10.8 to NetREIT’s Report on Form 8-K filed August 27, 2009).

10.7	Loan Agreement by and Between Jackson National Life Insurance Company and NetREIT Inc. (incorporated by reference to Exhibit 10.9 to NetREIT’s Report on Form 8-K filed August 27, 2010).

10.8	Fixed Rate Promissory Note Between Jackson National Life Insurance Company and NetREIT Inc. (incorporated by reference to Exhibit 10.10 to NetREIT’s Report on Form 8-K filed August 27, 2010).

10.9+	Employment Agreement for Mr. Heilbron Effective as of January 1, 2011 (incorporated by reference to Exhibit 10.11 to NetREIT’s Report on Form 8-K filed January 24, 2011).

10.10+	Employment Agreement for Mr. Elsberry Effective as of January 1, 2011 (incorporated by reference to Exhibit 10.12 to NetREIT’s Report on Form 8-K filed January 24, 2011).

10.11+	Employment Agreement for Mr. Dubose Effective as of January 1, 2011 (incorporated by reference to Exhibit 10.13 to NetREIT’s Report on Form 8-K filed January 24, 2011).

10.12	Purchase & Sale Agreement and Joint Escrow Instructions to acquire Dakota Bank Building (incorporated by reference to Exhibit 10.14 to NetREIT’s Report on Form 8-K filed February 3, 2011)

10.13	Promissory Note - Dakota Bank Buildings (incorporated by reference to Exhibit 10.15 to NetREIT’s Report on Form 8-K/A filed May 31, 2011).

10.14	Mortgage, Security Agreement and Fixture Financing Statement - Dakota Bank Buildings (incorporated by reference to Exhibit 10.16 to NetREIT’s Report on Form 8-K/A filed May 31, 2011).

10.15	Property Contribution Agreement and Joint Escrow Instructions- Port of San Diego Complex (incorporated by reference to Exhibit 10.17 to NetREIT’s Report on Form 8-K filed September 12, 2011).

10.16	First Amended and Restated NetREIT National City Partners, LP Limited Partnership Agreement (incorporated by reference to Exhibit 10.18 to NetREIT’s Report on Form 8-K filed December 30, 2011).

10.17	Assumption Agreement - NetREIT National City Partners, LP (incorporated by reference to Exhibit 10.19 to NetREIT’s Report on Form 8-K filed December 30, 2011).

10.18	NetREIT National City Partners LP Promissory Note (incorporated by reference to Exhibit 4.4 to NetREIT’s Report on Form 8-K filed March 5, 2013).

10.19	NetREIT National City Partners LP Deed of Trust (incorporated by reference to Exhibit 3.3 to NetREIT’s Report on Form 8-K filed March 5, 2013).

10.20

Preferred Stock Purchase Agreement dated as of August 4, 2014, by and between NetREIT, Inc., and PFP III Sub II, LLC (incorporated by reference to Exhibit 10.23 to NetREIT’s Report on Form 8-K filed August 8, 2014).

10.21

Purchase and Sale Agreement and Joint Escrow Instructions between NetREIT Highland, LLC, NetREIT Joshua, LLC, NetREIT Casa Grande, LP, NetREIT Sunrise, LLC, NetREIT, Inc. and Sparky’s Storage 18 (CA) LP, dated as of February 6, 2015; as amended by the First Amendment dated February 25, 2015, and the Second Amendment dated April 2, 2015 (incorporated by reference to Exhibit 99.1 to NetREIT’s Report on Form 8-K filed on April 15, 2015).

10.22++	Purchase and Sale Agreement dated November 10, 2015 by and between Highlands Ranch Shea Center II, LLC and NetREIT, Inc.*

21.1	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Public Accounting Firm *

Number	Description

31.1

Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.3	Certification of the Company’s Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	FILED HEREWITH
+	Denotes a compensatory plan or arrangement
++	Confidential treatment requested as to a portion of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack K. Heilbron	Director, Chairman of the Board and Chief Executive Officer	March 18, 2016
Jack K. Heilbron	(Principal Executive Officer)

/s/ Kenneth W. Elsberry	Director and Chief Financial Officer	March 18, 2016
Kenneth W. Elsberry

/s/ Heather L. Pittard	Principal Accounting Officer	March 18, 2016
Heather L. Pittard /s/ William H. Allen	Director	March 18, 2016
William H. Allen
/s/ David T. Bruen	Director	March 18, 2016
David T. Bruen

/s/ Shirley Y. Bullard	Director	March 18, 2016
Shirley Y. Bullard

/s/ Larry G. Dubose	Director, Executive Vice President – Model Homes Division	March 18, 2016
Larry G. Dubose

/s/ Sumner J. Rollings	Director	March 18, 2016
Sumner J. Rollings

/s/ Thomas E. Schwartz	Director	March 18, 2016
Thomas E. Schwartz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of NetREIT, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of NetREIT, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity and cash flows for each of the two years in the period ended December 31, 2015. Our audits also included the financial statement schedule in Item 15 (a), Schedule III – Real Estate and Accumulated Depreciation and Amortization. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetREIT, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Squar Milner LLP (formerly Squar, Milner, Peterson, Miranda &Williamson, LLP)
Newport Beach, California
March 18, 2016

NetREIT, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS
Real estate assets and lease intangibles:
Land	$49,965,418	$40,422,812
Buildings and improvements	177,360,584	128,719,410
Tenant improvements	19,876,549	13,164,998
Lease intangibles	13,845,100	9,793,814
Real estate assets and lease intangibles, cost	261,047,651	192,101,034
Accumulated depreciation and amortization	(29,961,472)	(23,011,006)
Real estate assets and lease intangibles, net	231,086,179	169,090,028
Real estate assets held for sale, net	—	29,107,675
Cash and cash equivalents	6,626,423	5,636,002
Restricted cash	6,759,786	4,086,498
Deferred leasing and financing costs, net	5,141,312	5,438,857
Goodwill	2,423,000	2,423,000
Other assets, net	5,895,991	4,842,878

TOTAL ASSETS	$257,932,691	$220,624,938

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$144,690,570	$106,966,774
Mortgage notes payable related to assets held for sale	—	16,932,524
Accounts payable and accrued liabilities	7,458,761	5,185,250
Accrued real estate taxes	2,401,770	1,446,554
Dividends payable	1,063,454	997,175
Below-market rent	2,154,479	960,328
Mandatorily redeemable Series B Preferred Stock, $0.01 par value, $1,000 liquidating preference; shares authorized: 35,000; shares issued and outstanding at December 31, 2015 and 2014: 35,000 and 16,600, respectively	35,000,000	16,600,000
Total liabilities	192,769,034	149,088,605

Commitments and contingencies

Equity:
Convertible Series AA preferred stock, $0.01 par value, $25 liquidating preference; shares authorized: 1,000,000; no shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	—
Common stock - Series A, $0.01 par value; shares authorized: 100,000,000; shares issued and outstanding at December 31, 2015 and 2014: 17,202,228 and 16,887,377, respectively	172,023	168,874
Additional paid-in capital	146,712,853	143,715,876
Dividends in excess of accumulated losses	(93,821,328)	(83,150,866)
Total stockholders' equity before noncontrolling interest	53,063,548	60,733,884
Noncontrolling interest	12,100,109	10,802,449
Total equity	65,163,657	71,536,333

TOTAL LIABILITIES AND EQUITY	$257,932,691	$220,624,938

See Notes to Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
	2015	2014
Revenues:
Rental income	$23,590,011	$16,378,195
Fee and other income	388,834	95,712
Total revenues	23,978,845	16,473,907

Costs and expenses:
Rental operating costs	8,515,151	5,749,279
General and administrative	4,672,783	4,578,517
Depreciation and amortization	7,784,917	5,383,266
Real estate asset impairments	.	950,000
Total costs and expenses	20,972,851	16,661,062

Other (expense) income:
Interest expense-Series B preferred stock	(4,767,559)	(1,156,097)
Interest expense-mortgage notes	(6,007,101)	(4,439,232)
Interest and other income	150,008	85,806
Gain on sales of real estate	1,513,242	5,277,350
Income tax expense	(172,691)	(813,503)
Acquisition costs	(348,414)	(163,429)
Gain on extinguishment of debt	—	536,952
Total other (expense) income, net	(9,632,515)	(672,153)

Loss from continuing operations	(6,626,521)	(859,308)

Discontinued operations
Gain (loss) on the sale of real estate	4,730,398	(156,651)
(Loss) income from discontinued operations, net	(131,375)	162,358
Income from discontinued operations	4,599,023	5,707

Net loss	(2,027,498)	(853,601)

Less: Income attributable to noncontrolling interests	(1,791,194)	(3,192,082)

Net loss attributable to NetREIT, Inc. common stockholders	$(3,818,692)	$(4,045,683)

Basic and diluted (loss) income per common share
Continuing operations	$(0.39)	$(0.05)
Discontinued operations	$0.27	$0.00
Loss per common share	$(0.22)	$(0.24)
Weighted average common shares outstanding - basic and diluted	17,139,479	16,798,232

See Notes to Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Consolidated Statements of Equity

	Series 6.3% Preferred Stock Shares		Common Stock Shares		Additional Paid in Capital	Dividends Paid in Excess of Accumulated Losses	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance at December 31, 2013	1,649	$16	16,473,674	$164,737	$141,494,883	$(71,226,974)	$70,432,662	$15,435,421	$85,868,083

Net income (loss)	—	—	—	—	—	(4,045,683)	(4,045,683)	3,192,082	(853,601)
Vesting of restricted stock	—	—	51,115	511	455,308	—	455,819	—	455,819
Repurchase of preferred stock from related parties	(1,649)	(16)	—	—	(1,649,250)	—	(1,649,266)	—	(1,649,266)
Common stock issued to related party	—	—	39,806	398	312,394	—	312,792	—	312,792
Repurchase of common stock	—	—	(6,579)	(66)	(47,128)	—	(47,194)	—	(47,194)
Repurchase of common stock from related parties	—	—	(21,000)	(210)	(164,808)	—	(165,018)	—	(165,018)
Dividends paid/reinvested	—	—	277,660	2,777	2,624,536	(6,190,366)	(3,563,053)	—	(3,563,053)
Dividends declared/reinvested	—	—	72,701	727	689,941	(1,687,843)	(997,175)	—	(997,175)
Distributions paid in excess of contributions received fron noncontrolling interests	—	—	—	—	—	—	—	(7,825,054)	(7,825,054)

Balance at December 31, 2014	—	$—	16,887,377	$168,874	$143,715,876	$(83,150,866)	$60,733,884	$10,802,449	$71,536,333

Net income (loss)	—	—	—	—	—	(3,818,692)	(3,818,692)	1,791,194	(2,027,498)
Vesting of restricted stock	—	—	54,050	541	464,286	—	464,827	—	464,827
Common stock issued	—	—	5,000	50	49,949	—	49,999	—	49,999
Common stock repurchased from related party	—	—	(18,806)	(188)	(147,564)	—	(147,752)	—	(147,752)
Repurchase of common stock	—	—	(5,513)	(55)	(28,654)	—	(28,709)	—	(28,709)
Dividends paid/reinvested	—	—	211,324	2,113	2,006,086	(5,134,754)	(3,126,555)	—	(3,126,555)
Dividends declared/reinvested	—	—	68,796	688	652,874	(1,717,016)	(1,063,454)	—	(1,063,454)
Distributions paid in excess of contributions received fron noncontrolling interests	—	—	—	—	—	—	—	(493,534)	(493,534)

Balance at December 31, 2015	—	$—	17,202,228	$172,023	$146,712,853	$(93,821,328)	$53,063,548	$12,100,109	$65,163,657

See Notes to Consolidated Financial Statements.

NetREIT, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,027,498)	$(853,601)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization from continuing operations	7,784,917	5,383,266
Depreciation and amortization from discontinued operations	165,646	666,119
Stock compensation	464,827	455,819
Bad debt expense	236,329	122,121
Real estate asset impairments	—	950,000
Gain on sales of real estate assets, net	(6,243,640)	(5,120,699)
Gain on extinguishment of debt	—	(536,952)
Amortization of financing costs	1,286,437	417,724
Amortization of above-market rent	212,941	215,523
Amortization of below-market rent	(169,363)	(28,048)
Changes in operating assets and liabilities:
Other assets	(1,170,342)	702,386
Accounts payable and accrued liabilities	2,273,512	1,138,508
Accrued real estate taxes	955,216	664,605
Net cash provided by operating activities	3,768,982	4,176,771

Cash flows from investing activities:
Real estate acquisitions	(67,852,592)	(59,063,369)
Building and tenant improvements	(2,854,939)	(2,567,027)
Deferred leasing costs	(639,004)	(407,261)
Proceeds from sales of real estate assets	37,755,598	22,287,463
Increase in restricted cash	(2,673,288)	(2,731,221)
Net cash used in investing activities	(36,264,225)	(42,481,415)

Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	50,864,054	56,859,919
Repayment of mortgage notes payable	(30,834,664)	(22,811,129)
Proceeds from issuance of mandatorily redeemable preferred stock, net of offering costs	18,200,000	13,862,103
Issuance of common stock	49,999	—
Repurchase of common stock	(176,461)	(212,212)
Redemption of Series 6.3% preferred stock	—	(1,649,266)
Distributions paid in excess of contributions received from noncontrolling interests	(493,534)	(7,512,262)
Dividends paid	(4,123,730)	(4,803,508)
Net cash provided by financing activities	33,485,664	33,733,645

Net increase (decrease) in cash and cash equivalents	990,421	(4,570,999)
Cash and cash equivalents - beginning of year	5,636,002	10,207,001
Cash and cash equivalents - end of year	$6,626,423	$5,636,002

Supplemental disclosure of cash flow information:
Interest paid -Series B preferred stock	$3,439,189	$775,833
Interest paid -mortgage notes payable	$5,965,824	$6,477,096

Non-cash financing activities:
Reinvestment of cash dividend	$2,661,979	$3,314,477
Accrual of dividend payable	$1,063,454	$997,175
Conversion of partnership interests into common stock	$—	$165,018

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

The following partnership activity occurred during the periods covered by these consolidated financial statements:

•

The Company is the sole General Partner in three consolidated limited partnerships (NetREIT Palm Self-Storage LP, NetREIT Casa Grande LP and NetREIT Garden Gateway LP), all with ownership in real estate income producing properties. The Company refers to these entities collectively, as the “NetREIT Partnerships”.

•

The Company is a limited partner in two partnerships and one limited liability corporation that purchase and leaseback Model Homes from developers (“Dubose Model Home Investors #201, LP”, “Dubose Model Homes Investors #202, LP”, and “NetREIT Dubose Model Home REIT, Inc”). The Company refers to these entities collectively, as the “Model Home Entities”.

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

The Company has determined that the entities described above, where it owns less than 100%, should be included in the Company’s consolidated financial statements as the Company directs their activities and holds a non-controlling interest in these limited partnerships through NetREIT, the Parent Company.

Unit-based information used herein (such as references to square footage or property occupancy rates) is unaudited.

Segments. The Company acquires and operates income producing properties including office/industrial properties, residential properties and retail properties and invests in real estate assets, including real estate loans and, as a result, the Company operates in three business segments. See Note 14 “Segments”.

Customer Concentration. Concentration of credit risk with respect to accounts receivable is limited due to the large number of tenants comprising the Company’s rental revenue. No single tenant accounted for 10% or more of total rental income for the years ended December 31, 2015 and 2014.

2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codication (“ASC”).

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of NetREIT and its subsidiaries, NetREIT Advisors, LLC and Dubose Advisors LLC (collectively, the “Advisors”), and NetREIT Dubose Model Home REIT, Inc. The consolidated financial statements also include the results of the NetREIT Partnerships, the Model Home Partnerships and NetREIT National City Partners, LP.  As used herein, references to the “Company” include references to NetREIT, its subsidiaries, the Advisors, the Partnerships and the Income Funds. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company classifies the noncontrolling interests in the NetREIT Partnerships as part of consolidated net loss in 2015 and 2014, and includes the accumulated amount of noncontrolling interests as part of equity from the NetREIT Entities inception in February 2010. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interest will be remeasured, with the gain or loss reported in the statement of operations. Management has evaluated the noncontrolling interests and determined that they do not contain any redemption features.

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

The value allocable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net increase (reduction) in rental income of approximately $44,000 and $(156,000) for the years ended December 31, 2015 and 2014, respectively.

The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $839,000 and $456,000 for years ended December 31, 2015 and 2014, respectively.

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

Impairment of Real Estate Assets. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows.. During 2014, the Company determined that an additional impairment existed in one of its properties and, as a result, recorded an asset impairment of $950,000.  There were no impairments during 2015.

Intangible Assets.  Intangible assets, including goodwill and lease intangibles, are comprised of finite-lived and indefinite-lived assets. Lease intangibles represents the allocation of a portion of the purchase price of a property acquisition representing the estimated value of in-place leases, unamortized lease origination costs, tenant relationships and land purchase options. Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. Indefinite-lived assets are not amortized. Amortization expense of intangible assets that are not deemed to have an indefinite useful life was approximately $556,000 and $608,000, respectively, for the years ended December 31, 2015 and 2014 and is included in depreciation and amortization in the accompanying consolidated statements of operation.

The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed to exist at December 31, 2015 and 2014.

Depreciation and Amortization. The Company records depreciation and amortization expense using the straight-line method over the useful lives of the respective assets. The cost of buildings are depreciated over estimated useful lives of 39 years, the costs of improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease (which range from 1 to 10 years), and the cost of furniture, fixtures and equipment are depreciated over 4 to 5 years. Depreciation expense for the years ended December 31, 2015 and 2014 was approximately $6.1 million and $5.0 million, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations.

Cash and Cash Equivalents. The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. At December 31, 2015, the Company had approximately $3.5 million in deposits in financial institutions that were above the federally insurable limits.

Restricted Cash. Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are primarily for escrow funds for payment of property taxes.

Tenant Receivables. The Company periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company maintains an allowance for deferred rent receivable that arises from straight-lining of rents. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates. At December 31, 2015 and 2015, the balance of allowance for possible uncollectible tenant receivables included in other assets, net in the accompanying consolidated balance sheets was approximately $91,000 and $66,000, respectively.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At December 31, 2015 and 2014, the Company had net deferred leasing costs of approximately $1,483,000 and $1,333,000, respectively, which are included in deferred leasing and financing costs, net in the accompanying consolidated balance sheets. Total amortization expense for the year ended December 31, 2015 and 2014 was approximately $412,000 and $393,000, respectively and is included in interest expense in the accompanying consolidated statements of operations.

Deferred Financing Costs. Costs incurred, including legal fees, origination fees, and administrative fees, in connection with debt financing are capitalized as deferred financing costs and are amortized using the straight-line method, which approximates the effective interest method, over the contractual term of the respective loans. At December 31, 2015 and 2014, deferred financing costs related to mortgage notes payable were approximately $2,052,000 and $1,748,000, respectively, and deferred financing costs associated with the Series B preferred stock costs were approximately $1,606,000 and $2,358,000, respectively, which are included in deferred leasing and financing costs, net in the accompanying consolidated balance sheets. For the year ended December 31, 2015 and 2014, total amortization expense related to the mortgage notes payable deferred financing costs was approximately $335,000 and $417,000, respectively, and total amortization expense related to the Series B preferred stock costs was approximately $952,000 and $380,000, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

Income Taxes.  We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, for federal income tax purposes. To maintain our qualification as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we maintain our qualification for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities.

If we fail to maintain our qualification as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. We are subject to certain state and local income taxes.

We have elected to treat such subsidiaries as taxable REIT subsidiaries (a “TRS”) for federal income tax purposes. Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to federal and state income taxes.

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

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. Cash equivalents, mortgage notes receivable, accounts receivable and payables and accrued liabilities all approximate fair value due to their short term nature. Management believes that the recorded and fair values of notes payable are approximately the carrying value of December 31, 2015 and 2014.

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

Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, Management determines to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts, the Company records a direct write-off of the specific rent receivable. No such reserves related to deferred rent receivables have been recorded as of December 31, 2015 or 2014.

Loss per common share. Basic loss per common share (Basic EPS) is computed by dividing net loss available to common shareholders (Numerator) by the weighted average number of common shares outstanding (Denominator) during the period. Diluted loss per common share (Diluted EPS) is similar to the computation of Basic EPS except that the Denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the Numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net earnings per share

Basic and diluted net loss per share are equivalent because the Company has incurred a net loss in all periods presented causing any potentially dilutive securities to be anti-dilutive. Dilutive securities include non-vested restricted shares issued under the Company’s share-based incentive plan, shares issuable under certain of the Company’s partnership arrangements and (for 2013) shares issuable under stock purchase warrants. The calculation of net loss per share excludes dilutive securities totaling 722,019 and 701,51 shares for the years ended December 31, 2015 and 2014, respectively.

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

Recently Issued Accounting Pronouncements.  In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 changes the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU No. 2015-16”). ASU No. 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU No. 2015-16 is effective for fiscal years, and interim periods within these fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of ASU No. 2015-16 to have a significant impact on its consolidated financial statements.

In April 2015, the FASB issued an ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03. The amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company does not expect the adoption of ASU No. 2015-03 to have a significant impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU No. 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU No. 2015-02 is effective for fiscal years, and interim periods within these fiscal years, beginning after December 15, 2015. The Company does not expect the adoption of ASU No. 2015-02 to have a significant impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after

December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We believe the adoption of this guidance will not have a material effect on income from operations or the Company’s financial position.

 In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of its new revenue recognition standard by one year. The standard will be effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company is currently assessing the impact of adopting ASU No. 2014-09 but does not believe it will have a material effect on income from operations or the Company’s financial position.

3.  RECENT REAL ESTATE TRANSACTIONS

During 2015, the Company acquired the following properties:

•

On December 24, 2015, the Company acquired a four story, 121,399 square foot office building located in Highlands Ranch, Colorado for a purchase price of approximately $25.3 million.  The building was 100% occupied at the date of acquisition.

•

On August 28, 2015, the Company acquired a four story, 69,200 square foot office building located in Westminster, Colorado for a purchase price of approximately $9.1 million.  The building was approximately 96% occupied at the date of acquisition.

•

On August 26, 2015, the Company acquired a four story 93,000 square foot office building located in Centennial, Colorado for a purchase price of approximately $13.1 million.  The building was approximately 97% occupied on the date of acquisition.

•

On August 13, 2015, the Company acquired a single story 10,700 square foot retail building located adjacent to the Union Town Center building already owned by the Company in Colorado Springs, Colorado for a purchase price of approximately $2.9 million.  The building was 100% occupied at the date of acquisition.

•

On August 8, 2015, the Company acquired a two story 36,500 square foot office building in Fargo, North Dakota for a purchase price of $3.9 million.  The building was 86.4% occupied at the date of acquisition.

•

On August 8, 2015, the Company acquired seven single story 152,154 square foot industrial/flex buildings in West Fargo, North Dakota for a purchase price of approximately $7.9 million.  The buildings were 97.6% occupied at the date of acquisition.

The Model Home Partnerships and Limited Liability Company acquired seventeen Model Home properties and leased them back to the home builders. The purchase price for the properties totaled $5.7 million.

The Company allocated the purchase price of the properties acquired during 2015 as follows:

		Buildings	Tenant	Leases	Leasing	Total
Property	Land	and Other	Improvements	in Place (1)	Costs	Purchase Price
Shea Center II	$2,213,734	$19,344,132	$2,336,066	$809,110	$621,958	$25,325,000
One Park Centre	1,205,552	7,047,875	274,591	366,121	255,861	9,150,000
Highland Court	3,608,028	6,939,286	1,412,097	621,323	469,266	13,050,000
Research Parkway	407,722	2,283,689	38,022	50,300	70,267	2,850,000
300 N.P.	135,430	3,429,097	53,272	127,852	104,349	3,850,000
West Fargo Industrial	1,693,035	6,021,666	3,166	99,595	83,038	7,900,500
Model Homes Properties	797,000	4,930,092	—	—	—	5,727,092
	$10,060,501	$49,995,837	$4,117,214	$2,074,301	$1,604,739	$67,852,592

(1)	Leases in place include intangible assets and liabilities related to above and below market rents, net.

For the year ended December 31, 2015, the Company recognized an aggregate of $1.8 million of total revenues and an aggregate of $666,000 of operating expenses from these properties.

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

During the year ended December 31, 2015, NetREIT Dubose and the other Model Home entities disposed of five Model Home properties. The sales price, net of selling costs, aggregated to approximately $2.7 million and approximately $1.1 million in mortgage notes payable were repaid in connection with these sales. The Company recognized a gain of $473,000 related to the sale of these Model Homes.

4.  REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, retail, and NNN leased residential properties located primarily in Southern California and Colorado, with four properties located in North Dakota. Our model home properties are located in ten states. As of December 31, 2015, the Company owned or had an equity interest in:

•	Eighteen office buildings and two industrial building (“Office/Industrial Properties”) which total approximately 1,614,000 rentable square feet,
•	Six retail shopping centers (“Retail Properties”) which total approximately 236,000 rentable square feet,
•	Sixty-four model homes owned by three affiliated limited partnerships and one limited liability company (“Residential Properties”).

The Company’s real estate assets consisted of the following as of December 31, 2015 and 2014:

			Real Estate Assets Owned (000s)
Property Name	Date Acquired	Location	2015	2014

Havana/Parker Complex	June 2006	Aurora, CO	$2,093	$2,269
Garden Gateway Plaza	March 2007	Colorado Springs, CO	11,808	12,120
World Plaza	September 2007	San Bernardino, CA	6,653	6,834
Regatta Square	October 2007	Denver, CO	1,859	1,897
Sparky’s Palm Self-Storage	November 2007	Highland, CA	—	4,266
Sparky’s Joshua Self-Storage	December 2007	Hesperia, CA	—	6,661
Executive Office Park	July 2008	Colorado Springs, CO	8,227	8,274
Waterman Plaza	August 2008	San Bernardino, CA	5,877	5,995
Pacific Oaks Plaza	September 2008	Escondido, CA	4,213	4,291
Morena Office Center	January 2009	San Diego, CA	5,269	5,461
Rangewood Medical Office Building	March 2009	Colorado Springs, CO	2,306	2,361
Sparky’s Thousand Palms Self-Storage	August 2009	Thousand Palms, CA	—	5,365
Sparky’s Hesperia East Self-Storage	December 2009	Hesperia, CA	—	2,376
Sparky’s Rialto Self-Storage	May 2010	Rialto, CA	—	4,681
Genesis Plaza	August 2010	San Diego, CA	8,398	8,613
Dakota Bank Buildings	May 2011	Fargo, ND	10,452	10,027
Yucca Valley Retail Center	September 2011	Yucca Valley, CA	7,190	8,044
Sparky’s Sunrise Self-Storage	December 2011	Hesperia, CA	—	2,142
Port of San Diego Complex	December 2011	San Diego, CA	13,971	13,954
Shoreline Medical Building	May 2012	Half Moon Bay, CA	5,856	5,994
The Presidio	November 2012	Colorado Springs, CO	6,643	6,684
Sparky’s Lancaster Self-Storage	May 2013	Lancaster, CA	—	3,616
Bismarck Office Building	March 2014	Fargo, ND	4,904	4,970
Union Terrace Building	August 2014	Lakewood, CO	8,607	9,032
Centennial Tech Center	December 2014	Colorado Springs, CO	14,755	15,540
Arapahoe Service Center	December 2014	Centennial, CO	11,301	11,873
Union Town Center	December 2014	Colorado Springs, CO	10,941	11,268
Research Parkway	August 2015	Colorado Springs, CO	2,875	—
West Fargo Industrial, West Fargo, ND	August 2015	West Fargo, ND	7,833	—
300 N.P., West Fargo, ND	August 2015	West Fargo, ND	3,910	—
Highland Court, Centennial CO	August 2015	Centennial, CO	13,245	—
One Park Centre, Westminster CO	August 2015	Westminster, CO	9,050	—
Shea Center II, Highlands Ranch, CO	December 2015	Highlands Ranch, CO	25,961	—
Subtotal - NetREIT, Inc. properties			214,197	184,608
Model Home properties	2009-2015	AZ, CA, FL, IL, NC, NJ, PA, SC, TX, WI	16,889	13,589
Real estate assets and lease intangibles, net			$231,086	$198,197

5.  LEASE INTANGIBLES

Lease intangibles consist of the following:

	As of December 31, 2015			As of December 31, 2014
	Lease	Accumulated	Lease Intangibles,	Lease	Accumulated	Lease Intangibles,
	Intangibles	Amortization	net	Intangibles	Amortization	net
In-place leases	$6,903,882	$(2,647,002)	$4,256,880	$4,255,565	$(1,842,782)	$2,412,783
Leasing costs	4,816,858	(1,766,578)	3,050,280	3,228,415	(1,214,967)	2,013,448
Above-market leases	2,124,360	(1,415,762)	708,598	1,977,113	(1,202,821)	774,292
Tenant relationships	—	—	—	332,721	(332,721)	—
Total	$13,845,100	$(5,829,342)	$8,015,758	$9,793,814	$(4,593,291)	$5,200,523

Future aggregate amortization expense for the Company’s other intangible assets is as follows: $2,165,192 (2016), $1,652,832 (2017), $1,131,293 (2018), $913,181 (2019), $708,519 (2020) and $1,444,741 (thereafter). The weighted average amortization period for the intangible assets as of December 31, 2015 was approximately 4.5 years. Lease incentives are amortized over the term of the related lease and included as a reduction of rental income in the statement of income.

6. REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

Discontinued operations for the years ended December 31, 2015 and 2014 include the operations of its Sparky’s Self-Storage Portfolio located in Southern California, which was sold to an unrelated party on April 10, 2015.  The following summary presents the major components of real estate held for sale and liabilities related to real estate held for sale as of:

	December 31,	December 31,
	2015	2014
Real estate assets	$—	$32,637,520
Less: accumulated depreciation	—	(3,529,845)
Real estate assets, net	—	29,107,675
Other assets	—	895,831
Total assets	$—	$30,003,506
Mortgage notes payable	—	16,932,524
Other liabilities	—	508,955
Total liabilities	$—	$17,423,479

The following table summarizes certain revenue and expenses related to these properties for the years ended December 31:

	For the Years Ended December 31,
	2015	2014
Rental revenues	$940,048	$3,080,387
Fee and other income	112,218	348,116
Rental operating expenses	(595,832)	(1,716,379)
Depreciation	(165,646)	(666,119)
Interest expense	(422,163)	(883,647)
Gain on sale of real estate	4,730,398	(156,651)
Discontinued operations before non-controlling interests	$4,599,023	$5,707

7. OTHER ASSETS

Other assets consist of the following:

	As of December 31,
	2015	2014

Deferred rent receivable	$2,097,623	$1,499,113
Notes receivable	920,216	920,216
Raw land	900,000	900,000
Prepaid expenses, deposits and other	758,173	543,390
Accounts receivable, net	683,446	362,727
Other intangibles, net	536,533	617,432
Total other assets	$5,895,991	$4,842,878

8.  MORTGAGE NOTES PAYABLE

Mortgage notes payable consisted of the following:

		Principal as of December 31,		Loan	Interest
Mortgage note property	Notes	2015	2014	Type	Rate (1)	Maturity

Waterman Plaza		$—	$3,368,146	Fixed	6.50%	9/1/2015
Havana/Parker Complex		2,500,000	2,500,000	Fixed	6.51%	7/1/2016
Bismarck Office Building		3,252,016	3,321,198	Fixed	6.12%	10/1/2016
Sparky's Rialto	(2)	—	2,119,037	Fixed (reset)	4.75%	5/3/2018
Rangewood Medical Office Building		1,027,085	1,092,778	Fixed	4.95%	1/1/2019
Regatta Square		1,183,473	1,214,799	Fixed	4.95%	1/1/2019
Port of San Diego Complex		10,097,726	10,368,228	Fixed	4.75%	3/5/2020
Garden Gateway Plaza		6,799,229	6,963,381	Fixed	5.00%	4/5/2020
Sparky's Lancaster		—	1,903,982	Fixed	5.00%	6/1/2020
West Fargo Industrial		4,500,000	—	Fixed	4.79%	9/9/2020
Morena Office Center	(3)	2,289,899	2,351,805	Fixed (reset)	4.50%	1/1/2021
Pacific Oaks Plaza	(3)	1,556,891	1,599,204	Fixed (reset)	4.50%	6/1/2021
Shoreline Medical Building	(3)	3,727,569	3,846,697	Fixed (reset)	5.10%	6/1/2022
Highland Court		6,958,147	—	Fixed	3.82%	9/1/2022
Sparky's Palm, Joshua and Sunrise		—	7,986,522	Fixed	4.70%	12/6/2022
Sparky's Hesperia East	(4)	—	830,883	Variable	4.75%	12/18/2022
Dakota Bank Buildings		10,825,201	10,993,386	Fixed	4.74%	7/6/2024
Union Terrace Building		6,600,000	6,600,000	Fixed	4.50%	9/5/2024
The Presidio		6,000,000	6,000,000	Fixed	4.54%	12/1/2024
Centennial Tech Center		10,237,591	10,250,000	Fixed	4.34%	12/5/2024
Arapahoe Service Center		8,500,000	8,500,000	Fixed	4.34%	1/5/2025
Union Town Center		8,440,000	8,440,000	Fixed	4.28%	1/5/2025
Yucca Valley Retail Center		6,000,000	2,982,411	Fixed	5.62%	4/6/2025
Executive Office Park	(5)	4,307,975	4,379,854	Fixed (reset)	5.80%	7/1/2025
Genesis Plaza		6,500,000	4,491,588	Fixed	4.65%	9/6/2025
One Park Centre		6,610,000	—	Fixed	4.77%	9/5/2025
Shea Center II		17,727,500	—	Fixed	4.92%	1/5/2026
Sparky’s Thousand Palms	(6)	—	4,092,100	Variable	5.50%	3/1/2034
Subtotal, NetREIT, Inc. properties		135,640,302	116,195,999
Model Home mortgage notes		9,050,268	7,703,299	Fixed	(7)	2015-2019
Mortgage Notes Payable, total		$144,690,570	$123,899,298

(1)	Interest rates as of December 31, 2015
(2)	Interest subject to reset; thereafter, monthly payments of $11,982, including interest at rate indexed to 5-year Treasury Rate + 3%.
(3)	Interest rate subject to resetting on the 3r [d] and 6 th loan anniversary.
(4)	Interest at a variable rate indexed to the 5 year interest rate swap.
(5)	Interest rate is subject to reset on July 1, 2018.
(6)	Interest at variable rate ranging from 5.50%-10.50%.
(7)	Each Model Home has a standalone mortgage note at interest rates ranging from 4.9% to 5.8% (at December 31, 2015).

The Company is in compliance with all conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable are as follows:

	Principal Payments		Scheduled
Years Ending December 31:	NetREIT, Inc. Notes Payable	Model Homes Notes Payable	Principal Payments
2016	7,245,568	901,272	8,146,840
2017	1,767,577	1,557,176	3,324,753
2018	5,973,359	1,581,239	7,554,598
2019	2,984,389	1,442,319	4,426,708
2020	2,276,109	3,568,262	5,844,371
Thereafter	115,393,300	-	115,393,300
Total	$135,640,302	$9,050,268	$144,690,570

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

9.  SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK

In August 2014, the Company closed on a private placement offering of its mandatorily redeemable Series B Preferred Stock. The financing, was to be funded in installments and planned to be completed no later than the one year anniversary of the initial investment. At the conclusion of the funding period, the Company expected to generate a total capital contribution of $40 million which was expected to be used for Series B Preferred investor approved property acquisitions.  Certain specified management decisions must be approved in advance by the Series B Preferred investor and upon the occurrence of an event of default, the Preferred Stock investor has certain additional rights. As of December 31, 2015, the Company had issued 35,000 shares of its Series B Preferred Stock. The Company terminated the offering on December 24, 2015.  The Company has classified the Series B Preferred Stock as a liability in accordance with ASC Topic No. 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the accompanying consolidated statements of operations.

The Series B preferred stock has a $0.01 par value and a $1,000 liquidation preference. The Series B preferred stock shall be redeemed through a cash payment of the face value of the shares outstanding at redemption. The preferred return on the funds invested is 14% (10% shall be paid on a monthly basis and the remaining 4% shall accrue and compound monthly payable beginning in February 2016). The Series B Preferred Stock is scheduled to be redeemed by the third anniversary of the closing date; however, the Company has the right to extend the redemption for up to two additional years. The Company incurred approximately $3.1 million in legal and underwriting costs related to this transaction. These costs have been recorded as deferred financing costs on the accompanying consolidated balance sheets and are being amortized over the term of the agreement. Amortization expense totaling approximately $951,000 and $380,000 was included in interest expense for the year ended December 31, 2015 and 2014, respectively, in the accompanying consolidated statement of operations.

10.  COMMITMENTS AND CONTINGENCIES

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

In October 2006, the Company commenced a private placement offering of its common stock. Through December 31, 2011 when the offering was terminated, the Company conducted a self-underwritten private placement offering and sale of 20,000,000 shares of its common stock at a price of $10 per share. This offering was made only to accredited investors (and up to thirty-five non-accredited investors) pursuant to an exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. No public or private market currently exists for the securities sold under this offering.  The Company ceased raising capital under this private placement offering effective December 31, 2011.

Cash Dividends. During the years ended December 31, 2015 and 2014, the Company paid cash dividends, net of reinvested stock dividends, of $4,124,000, and $4,803,000, respectively, or at a rate of $0.400 and $0.471, respectively, per share on an annualized basis.

The Company paid cash dividends on its Convertible Series 6.3% Preferred Stock of approximately $0 and $65,000 during the years ended December 31, 2015 and 2014, respectively.  The dividends were paid to a subsidiary that is consolidated into the condensed consolidated financial statements of the Company and, as a result, have been eliminated in consolidation. The Company redeemed these shares during 2014.

Dividend Reinvestment Plan. The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends or other distributions otherwise distributable to them invested in additional shares of Company common stock. The Company has registered 1,500,000 shares of common stock pursuant to the dividend reinvestment plan. The dividend reinvestment plan became effective on January 23, 2012. The purchase price per share is 95% of the price the Company was formerly selling its shares for $9.50 per share. No sales commission or dealer manager fee will be paid on shares sold through the dividend reinvestment plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all Participants at least thirty (30) days prior to such record date. As of December 31, 2015, the third year under the plan, approximately $13.9 million, or approximately 1,465,000 shares of common stock have been issued under the dividend reinvestment plan to date.

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

12.  SHARE-BASED INCENTIVE PLAN

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

A summary of the activity for the Company’s restricted shares was as follows:

Outstanding shares:	Common Shares

Balance at December 31, 2014	101,890
Granted	79,162
Vested	(54,051)
Cancelled	(4,613)
Balance at December 31, 2015	122,388

The non-vested restricted shares outstanding as of December 31, 2015 will vest over the next one to ten years.

The value of non-vested Restricted Stock granted during the years ended December 31, 2015 and 2014 was approximately $1,036,000 and $876,000, respectively.

Share-based compensation expense for the years ended December 31, 2015 and 2014 was approximately $465,000 and $456,000, respectively.

13.  RELATED PARTY TRANSACTIONS

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to an entity 100% owned by the Company’s Chairman and Chief Executive Officer and another related party.  Total rents charged and paid by this affiliate was approximately $36,000 and $36,000 for the years ended December 31, 2015 and 2014, respectively.

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

14.  SEGMENTS

The Company’s reportable segments consist of the four types of commercial real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results: Office/Industrial Properties, Retail Properties; and Self-Storage Properties. During the year ended December 31, 2015, the Company sold all of its Self-Storage Properties.  The Company also has certain corporate level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.  The accounting policies of the reportable segments are the same as those described in Note 2.  There is no intersegment activity.

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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the years ended December 31, 2015 and 2014, respectively.

	Year Ended December 31,
	2015	2014
Office/ Industrial Properties:
Rental income	$18,497,621	$11,800,836
Property and related expenses	(7,170,550)	(4,769,577)
Asset impairment	—	(950,000)
Net operating income, as defined	11,327,071	6,081,259

Residential Properties:
Rental income	1,521,148	2,065,327
Property and related expenses	(63,875)	(102,082)
Net operating income, as defined	1,457,273	1,963,245

Retail Properties:
Rental income	3,960,076	2,607,744
Property and related expenses	(1,280,726)	(877,620)
Net operating income, as defined	2,679,350	1,730,124

Self-Storage Properties:
Rental income	1,052,266	3,428,503
Property and related expenses	(1,183,641)	(3,266,145)
Net operating income, as defined	(131,375)	162,358

Reconciliation to net loss:
Total net operating income, as defined, for reportable segments	15,332,319	9,936,986
Unallocated other income (expense):
General and administrative expenses	(5,193,888)	(5,555,449)
Depreciation and amortization	(7,784,917)	(5,383,266)
Interest expense	(10,774,660)	(5,595,329)
Interest income	150,008	85,806
Gain on sales of real estate, net	6,243,640	5,120,699
Gain on extinguishment of debt	—	536,952
Net loss	$(2,027,498)	$(853,601)

Assets by Reportable Segment:	As of December 31,
	2015	2014

Office/ Industrial Properties:
Land, buildings and improvements, net (1)	$178,776,776	$122,351,316
Total assets (2)	$190,857,259	$130,184,998

Residential Properties:
Land, buildings and improvements, net (1)	$16,888,267	$13,133,827
Total assets (2)	$14,395,904	$13,588,922

Retail Properties:
Land, buildings and improvements, net (1)	$35,395,235	$33,141,294
Total assets (2)	$36,747,069	$34,712,223

Self-Storage Properties:
Land, buildings and improvements, net (1)	$—	$29,107,675
Total assets (2)	$—	$30,003,506

Reconciliation to total assets:
Total assets for reportable segments	$242,000,232	$208,489,649
Other unallocated assets:
Cash and cash equivalents	6,626,423	5,636,002
Other assets, net	9,306,036	6,499,287
Total assets	$257,932,691	$220,624,938

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.
(2)	Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

Capital expenditures by Reportable Segment:(1)	Year Ended December 31,
	2015	2014

Office/Industrial Properties:
Acquisition of operating properties	$59,223,876	$42,125,000
Capital expenditures and tenant improvements	$2,793,850	$2,123,438

Residential Properties:
Acquisition of operating properties	$5,720,540	$5,726,700

Retail Properties:
Acquisition of operating properties	$2,908,176	$11,211,669
Capital expenditures and tenant improvements	$54,839	$359,473

Self Storage Properties:
Capital expenditures and tenant improvements	$6,250	$84,116

Totals:
Acquisition of operating properties, net	$67,852,592	$59,063,369
Capital expenditures and tenant improvements	2,854,939	2,567,027
Total real estate investments	$70,707,531	$61,630,396

(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

15. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2015 and 2014. The Company acquired five properties during the quarter ended September 30, 2015. The following unaudited pro forma information for the years ended December 31, 2015 and December 31, 2014 has been prepared to give effect to the operations as if the acquisitions had occurred on January 1, 2014. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	Year Ended December 31,
	2015	2014

Revenues	$4,655,215	$4,234,510
Total operating expenses	1,841,705	1,918,842
Net income	$2,813,510	$2,315,668
Net loss attributable to NetREIT, Inc. common stockholders	$(168,244)	$(579,296)

16.  SUBSEQUENT EVENTS

On December 31, 2015, the Company’s Board of Directors declared a distribution in the amount of $0.10 per common share of common stock to stockholders of record as of the close of business on December 31, 2015. The Company paid this distribution on February 12, 2016.

NetREIT, Inc. and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation and Amortization – as of December 31, 2015

All amounts are in thousands		Initial Cost				Total Cost
Property Name/ Location	Loan Balance	Land Cost	Building and Improvements	Acquisition Price	Capitalized Improvements	Land Cost	Building & Improvements	Total Cost	Accumulated Depreciation	Reserve for Impairment	NBV Real Estate
Havana Parker, Aurora , CO	$2,500	$1,023	$4,806	$5,829	2,603	1,023	7,409	$8,432	$2,889	$3,450	$2,093
Garden Gateway, CO Springs, CO	6,799	3,035	12,091	15,126	1,335	3,035	13,426	16,461	4,653	—	11,808
Executive Park, CO Springs, CO	4,308	1,266	8,815	10,081	386	1,266	9,201	10,467	2,240	—	8,227
Pacific Oaks Plaza, Escondido, CA	1,557	980	3,868	4,848	143	980	4,011	4,991	780	—	4,211
Morena Center, San Diego, CA	2,289	1,333	5,203	6,536	707	1,333	5,910	7,243	1,474	500	5,269
Genesis Plaza, San Diego, CA	6,500	1,400	8,600	10,000	805	1,400	9,405	10,805	2,407	—	8,398
Dakota Center, Fargo, ND	10,825	832	8,743	9,575	2,752	832	11,495	12,327	1,875	—	10,452
Rangewood Medical, CO Springs	1,027	572	2,058	2,630	384	572	2,442	3,014	707	—	2,307
Shoreline Medical, Half Moon Bay	3,728	1,820	4,530	6,350	—	1,820	4,530	6,350	494	—	5,856
Port of San Diego Complex, SD, CA	10,098	9,613	4,887	14,500	700	9,613	5,587	15,200	1,230	—	13,970
The Presidio, CO Springs, CO	6,000	1,325	5,950	7,275	553	1,325	6,503	7,828	1,185	—	6,643
Bismarck Building, Bismarck, ND	3,252	413	4,926	5,339	419	413	5,345	5,758	854	—	4,904
Union Terrace, Lakewood, CO	6,600	1,717	7,708	9,425	329	1,717	8,037	9,754	1,147	—	8,607
Centennial Tech Center, CO	10,238	2,025	13,475	15,500	48	2,025	13,523	15,548	792	—	14,756
Arapahoe Service Center, CO Springs	8,500	1,420	10,430	11,850	29	1,420	10,459	11,879	578	—	11,301
West Fargo Industrial	4,500	1,693	6,207	7,900	26	1,693	6,233	7,926	94	—	7,832
300 N.P.	—	135	3,715	3,850	116	135	3,831	3,966	57	—	3,909
Highland Court	6,958	3,608	9,442	13,050	474	3,608	9,916	13,524	279	—	13,245
One Park Centre	6,610	1,206	7,944	9,150	141	1,206	8,085	9,291	241	—	9,050
Shea Center II	17,728	2,214	23,747	25,961	—	2,214	23,747	25,961	—	—	25,961
Total Office/ Industrial properties	$120,017	$37,630	$157,145	$194,775	$11,950	$37,630	$169,095	$206,725	$23,976	$3,950	$178,799

World Plaza , San Bernardino, CA	—	1,698	6,232	7,930	682	1,698	6,914	8,612	1,959	—	6,653
Regatta Square, Denver, CO	1,184	811	1,369	2,180	71	811	1,440	2,251	392	—	1,859
Waterman Plaza, San Bernardino, CA	—	2,350	4,814	7,164	81	2,350	4,895	7,245	1,068	300	5,877
Yucca Retail Ctr, Yucca Valley, CA	6,000	2,811	5,175	7,986	619	2,811	5,794	8,605	1,415	—	7,190
Union Town Center, CO Springs, CO	8,440	1,750	9,462	11,212	153	1,750	9,615	11,365	424	—	10,941
Research	—	408	2,442	2,850	61	408	2,503	2,911	33	—	2,878
Total Retail properties	$15,624	$9,828	$29,494	$39,322	$1,667	$9,828	$31,161	$40,989	$5,291	$300	$35,398

Model Homes -NDMHR, LP	4,804	1,417	7,983	9,400	—	1,417	7,983	9,400	472	—	8,928
Model Homes -DMH LP #201	860	287	1,337	1,624	—	287	1,337	1,624	94	—	1,530
Model Homes-DMH LP #202	2,508	796	4,236	5,032	—	796	4,236	5,032	106	—	4,926
Model Homes-NTMH LLC	878	217	1,311	1,528	—	217	1,311	1,528	23	—	1,505
Total Model Home properties	9,050	2,717	14,867	17,584	—	2,717	14,867	17,584	695	—	16,889
											—
CONSOLIDATED TOTALS:	$144,691	$50,175	$201,506	$251,681	$13,617	$50,175	$215,123	$265,298	$29,962	$4,250	$231,086