Form 10-Q
period 2016-03-31
NETREIT, INC.
filed 2016-05-12
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

At May 12, 2016, registrant had issued and outstanding 17,268,323 shares of its common stock, $0.01 par value.

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

NetREIT, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$50,613,432	$49,965,418
Buildings and improvements	183,376,708	177,360,584
Tenant improvements	20,209,844	19,876,549
Lease intangibles	13,845,100	13,845,100
Real estate assets and lease intangibles, cost	268,045,084	261,047,651
Accumulated depreciation and amortization	(32,455,354)	(29,961,472)
Real estate assets and lease intangibles, net	235,589,730	231,086,179
Cash and cash equivalents	5,371,721	6,626,423
Restricted cash	6,105,171	6,759,786
Deferred leasing costs, net	1,642,783	1,483,014
Goodwill	2,423,000	2,423,000
Other assets, net	6,136,444	5,895,991
TOTAL ASSETS	$257,268,849	$254,274,393

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$146,922,765	$142,638,401
Accounts payable and accrued liabilities	7,285,465	7,458,761
Accrued real estate taxes	2,342,853	2,401,770
Dividends payable	1,097,453	1,063,454
Below-market leases, net	2,034,321	2,154,479
Mandatorily redeemable Series B Preferred Stock, net, $0.01 par value, $1,000 liquidating preference; shares authorized: 35,000; 35,000 shares issued and outstanding at March 31, 2016 and December 31, 2015	33,647,470	33,393,871
Total liabilities	193,330,327	189,110,736

Commitments and contingencies

Equity:
Common stock series A, $0.01 par value, shares authorized: 100,000,000; 17,268,323 and 17,202,228 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	172,684	172,023
Additional paid-in capital	147,340,303	146,712,853
Dividends in excess of accumulated losses	(96,658,134)	(93,821,328)
Total stockholders' equity before noncontrolling interest	50,854,853	53,063,548
Noncontrolling interest	13,083,669	12,100,109
Total equity	63,938,522	65,163,657
TOTAL LIABILITIES AND EQUITY	$257,268,849	$254,274,393

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$8,251,068	$5,343,684
Fee and other income	206,506	38,916
	8,457,574	5,382,600

Costs and expenses:
Rental operating costs	2,473,351	1,939,589
General and administrative	1,230,411	1,088,994
Depreciation and amortization	2,659,531	1,861,546
Total costs and expenses	6,363,293	4,890,129

Other income (expense):
Interest expense-Series B preferred stock	(1,492,211)	(947,429)
Interest expense-mortgage notes	(1,896,391)	(1,432,163)
Interest and other income	21,739	14,604
Gain on sale of real estate	175,486	78,496
Income tax expense	(68,548)	(65,808)
Total other expense, net	(3,259,925)	(2,352,300)

Loss from continuing operations	(1,165,644)	(1,859,829)

Discontinued operations
Income from discontinued operations, net	-	30,304
Income from discontinued operations	-	30,304

Net loss	(1,165,644)	(1,829,525)

Less: Loss (income) attributable to noncontrolling interests	61,683	(132,513)

Net loss attributable to NetREIT, Inc. common stockholders	$(1,103,961)	$(1,962,038)

Basic and diluted loss per common share
Continuing operations	$(0.07)	$(0.11)
Discontinued operations	$-	$-
Loss per common share	$(0.07)	$(0.11)
Weighted average number of common shares outstanding - basic and diluted	17,236,961	16,895,634

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

Three months Ended March 31, 2016

(Unaudited)

				Dividends
			Additional	In Excess of	Total	Non-
	Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2015	17,202,228	$172,023	$146,712,853	$(93,821,328)	$53,063,548	$12,100,109	$65,163,657
Net loss	-	-	-	(1,103,961)	(1,103,961)	(61,683)	(1,165,644)
Dividends declared/reinvested	66,708	667	633,267	(1,732,845)	(1,098,911)	-	(1,098,911)
Common stock repurchased	(613)	(6)	(5,817)	-	(5,823)	-	(5,823)
Contributions received from noncontrolling interests, net of distributions paid	-	-	-	-	-	1,045,243	1,045,243
Balance, March 31, 2016	17,268,323	$172,684	$147,340,303	$(96,658,134)	$50,854,853	$13,083,669	$63,938,522

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,165,644)	$(1,829,525)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization from continuing operations	2,659,531	1,861,546
Depreciation and amortization from discontinued operations	-	165,646
Stock compensation	129,534	125,080
Bad debt expense	(68,613)	-
Gain on sales of real estate assets and partnerships, net	(175,486)	(78,496)
Amortization of financing costs	357,610	308,159
Amortization of above-market leases	46,568	59,069
Amortization of below-market leases	(120,158)	(26,048)
Changes in operating assets and liabilities:
Other assets	(192,065)	(372,043)
Accounts payable and accrued liabilities	(302,830)	128,115
Accrued real estate taxes	(58,917)	71,932
Net cash provided by operating activities	1,109,530	413,435

Cash flows from investing activities:
Real estate acquisitions	(7,399,545)	(3,756,740)
Building and tenant improvements	(749,992)	(1,166,437)
Deferred leasing costs	(280,323)	(135,674)
Proceeds received from sale of real estate assets	1,256,151	614,814
Restricted cash	654,615	(1,026,656)
Net cash used in investing activities	(6,519,094)	(5,470,693)

Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	5,112,787	8,104,031
Repayment of mortgage notes payable	(932,433)	(3,774,416)
Proceeds from issuance of common stock	-	49,999
Contributions received from noncontrolling interests in excess of distributions paid	1,045,243	662,192
Repurchase of common stock	(5,823)	(147,774)
Dividends paid to stockholders	(1,064,912)	(997,176)
Net cash provided by financing activities	4,154,862	3,896,856

Net decrease in cash and cash equivalents	(1,254,702)	(1,160,402)
Cash and cash equivalents - beginning of period	6,626,423	5,636,002
Cash and cash equivalents - end of period	$5,371,721	$4,475,600
Supplemental disclosure of cash flow information:
Interest paid Series B preferred stock	$1,238,611	$551,723
Interest paid-mortgage notes payable	$1,752,546	$1,610,764
Non-cash investing and financing activities:
Reinvestment of cash dividends	$633,934	$697,788
Accrual of dividends payable	$1,098,911	$1,006,534

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2016

1. ORGANIZATION

Organization. NetREIT (the “Company”) was incorporated in the State of California in January 1999 for the purpose of investing in real estate properties. Effective August 2010, NetREIT merged into NetREIT, Inc., a Maryland Corporation, with NetREIT, Inc. becoming the surviving Corporation. As a result of the merger, NetREIT is now incorporated in the State of Maryland. The Company qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and commenced operations with capital provided by its private placement offering of its equity securities in 1999. The Company’s portfolio includes the following properties:

•	Eighteen office buildings and two industrial properties (“Office/Industrial Properties”) which total approximately 1,614,000 rentable square feet,
•	Six retail shopping centers (“Retail Properties”) which total approximately 236,000 rentable square feet, and
•	Eighty four Model Homes owned by four affiliated limited partnerships and one limited liability company (“Residential Properties”).

The following partnership activity occurred during the periods covered by these condensed consolidated financial statements:

•

The Company is the sole General Partner in three limited partnerships (NetREIT Palm Self-Storage LP, NetREIT Casa Grande LP and NetREIT Garden Gateway LP), all with ownership in real estate income producing properties. The Company refers to these entities collectively, as the “NetREIT Partnerships”.

•

The Company is a limited partner in four partnerships that purchase and leaseback Model Homes from developers (“Dubose Model Home Investors #201, LP”, “Dubose Model Homes Investors #202, LP”, “Dubose Model Homes Investors #203, LP”and “NetREIT Dubose Model Home REIT, LP”). The Company refers to these entities collectively, as the “Model Home Partnerships”.

The Company has determined that the entities described above, where it owns less than 100%, should be included in the Company’s consolidated financial statements as the Company directs their activities and believes that it controls these limited partnerships through NetREIT, the Parent Company.

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, for federal income tax purposes. To qualify as a REIT, the Company must distribute annually at least 90% of adjusted taxable income, as defined in the Code, to its stockholders and satisfy certain other organizational and operating requirements. As a REIT, no provision is made for federal income taxes on income resulting from those sales of real estate investments which have or will be distributed to stockholders within the prescribed limits. However, taxes are provided for those gains which are not anticipated to be distributed to stockholders unless such gains are deferred pursuant to Section 1031. In addition, the Company is subject to a federal excise tax which equals 4% of the excess, if any, of 85% of the Company’s ordinary income plus 95% of the Company’s capital gain net income over cash distributions, as defined. The Company believes that it has met all of the REIT distribution and technical requirements for the three months ended March 31, 2016 and 2015.

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the three months ended March 31, 2016 and 2015, because of net losses, all distributions paid were considered return of capital to the stockholders and therefore non-taxable.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed any significant interest or penalties for tax positions by any major tax jurisdictions.

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015. During the three months ended March 31, 2016 we adopted guidance for reporting debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”).

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statement and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the three months ended March 31, 2016 and 2015, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The condensed consolidated balance sheet at year ended December 31, 2015 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the SEC on March 18, 2016.

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

Comprehensive Loss.  Comprehensive loss for the periods reported was comprised solely of the Company's net loss. The comprehensive loss for the three months ended March 31, 2016 and March 31, 2015 was $1.2 million and $1.8 million , respectively. There were no other changes in equity that were excluded from net loss for all periods presented.

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

Recently Adopted Accounting Standards—On January 1, 2016, the Company adopted, for all comparative periods presented, ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The adoption of ASU No. 2015-03 resulted in a change to the location where debt issuance costs are presented in the balance sheet and did not have any other material impact on the Company's financial statements.

3. RECENT REAL ESTATE TRANSACTIONS

During the three months ended March 31, 2016, NetREIT Dubose and the other Model Home entities acquired twenty four Model Home properties in Texas and leased them back to the homebuilders. The purchase price for the properties was $7.4 million. The purchase price paid was through cash payments of $2.2 million and promissory notes of $5.2 million.

The Company allocated the purchase price of the properties acquired during the three months ended March 31, 2016 as follows:

		Buildings	Total
	Land	and Other	Purchase Price
Model Homes Properties	$859,785	$6,539,760	$7,399,545
	$859,785	$6,539,760	$7,399,545

During the three months ended March 31, 2016, the Company disposed of four Model Homes for approximately $1.3 million and approximately $460,000 in mortgage notes payable were repaid in connection with these sales. The Company recognized a gain of $175,000 related to the sale of these Model Homes.

4. REAL ESTATE ASSETS

A summary of the properties owned by the Company as of March 31, 2016 is as follows:

			Real estate
	Date		assets, net
Property Name	Acquired	Location	(in thousands)
Havana/Parker Complex	June 2006	Aurora, Colorado	$2,070
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	11,715
World Plaza	September 2007	San Bernardino, California	6,595
Regatta Square	October 2007	Denver, Colorado	1,850
Executive Office Park	July 2008	Colorado Springs, Colorado	8,203
Waterman Plaza	August 2008	San Bernardino, California	5,852
Pacific Oaks Plaza	September 2008	Escondido, California	4,190
Morena Office Center	January 2009	San Diego, California	5,215
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	2,281
Genesis Plaza	August 2010	San Diego, California	8,335
Dakota Bank Buildings	May 2011	Fargo, North Dakota	10,337
Yucca Valley Retail Center	September 2011	Yucca Valley, California	7,107
Port of San Diego Complex	December 2011	San Diego, California	14,108
Shoreline Medical Building	May 2012	Half Moon Bay, California	5,821
The Presidio	November 2012	Aurora, Colorado	6,553
Bismarck	March 2014	Fargo, ND	5,038
Union Terrace Building	August 2014	Lakewood, Colorado	8,473
Centennial Tech Center	December 2014	Colorado Springs, Colorado	14,690
Arapahoe Service Center	December 2014	Centennial, Colorado	11,175
Union Town Center	December 2014	Colorado Springs, Colorado	10,835
West Fargo Industrial	August 2015	Fargo, North Dakota	7,779
300 N.P.	August 2015	Fargo, North Dakota	3,870
Research Parkway	August 2015	Colorado Springs, Colorado	2,851
One Parke Center	August 2015	Westminster, Colorado	8,938
Highland Court	August 2015	Centennial, Colorado	13,045
Shea Center II	December 2015	Highlands Ranch, Colorado	25,537
NetREIT, Inc properties			212,463
Model Home properties	2011-2016	AZ, CA, FL, IL, NC, NJ, PA, SC, TX, WI	23,127
	Total real estate assets and lease intangibles, net		$235,590

On April 26, 2016, the Company entered into a purchase and sale agreement to sell one of the buildings at the Yucca Valley Retail Center for a purchase price of $1,250,000. The sale is scheduled to close on May 18, 2016.

On April 29, 2016, the Company entered into a purchase and sale agreement to sell the Havana/Parker Complex for a purchase price of $3,300,000. The sale is expected to close during the third quarter.

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	March 31, 2016			December 31, 2015
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$6,903,882	$(2,989,707)	$3,914,175	$6,903,882	$(2,647,002)	$4,256,880
Leasing costs	4,816,858	(1,975,197)	$2,841,661	4,816,858	(1,766,578)	3,050,280
Above-market leases	2,124,360	(1,462,330)	$662,030	2,124,360	(1,415,762)	708,598
	$13,845,100	$(6,427,234)	$7,417,866	$13,845,100	$(5,829,342)	$8,015,758

The net value of acquired intangible liabilities was $2,034,321 and $2,154,479 relating to below-market leases as of March 31, 2016 and December 31, 2015, respectively.

Aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

Nine months remaining in 2016	$1,556,000
Years ending December 31:
2017	1,652,598
2018	1,132,151
2019	913,421
2020	708,769
Thereafter	1,454,927
Total	$7,417,866

The weighted average period for the intangible assets as of March 31, 2016 was 4.3 years.

6. OTHER ASSETS

Other assets consists of the following:

	March 31,	December 31,
	2016	2015
Deferred rent receivable	$2,300,404	$2,097,623
Notes receivable	920,216	920,216
Raw land	900,000	900,000
Accounts receivable, net	856,745	683,446
Prepaid expenses, deposits and other	642,771	758,173
Other intangibles, net	516,308	536,533
Total other assets	$6,136,444	$5,895,991

7.  MORTGAGE NOTES PAYABLE

Mortgage notes payable consisted of the following:

		Principal as of
		March 31,	December 31,	Loan	Interest
Mortgage note property	Notes	2016	2015	Type	Rate (1)	Maturity
Havana/Parker Complex		$2,500,000	$2,500,000	Fixed	6.51%	7/1/2016
Bismarck Office Building		3,233,912	3,252,016	Fixed	4.50%	10/1/2016
Rangewood Medical Office Building		1,010,117	1,027,085	Fixed	4.95%	1/1/2019
Regatta Square		1,175,319	1,183,473	Fixed	4.95%	1/1/2019
Port of San Diego Complex		10,032,884	10,097,726	Fixed	4.75%	3/5/2020
Garden Gateway Plaza		6,756,895	6,799,229	Fixed	5.00%	4/5/2020
West Fargo Industrial		4,483,666	4,500,000	Fixed	4.79%	8/4/2020
Morena Office Center	(2)	2,273,768	2,289,899	Fixed	4.50%	1/1/2021
Pacific Oaks Plaza	(2)	1,545,919	1,556,891	Fixed	4.50%	6/1/2021
Shoreline Medical Building	(2)	3,696,575	3,727,569	Fixed	5.10%	6/1/2022
Highland Court		6,926,406	6,958,147	Fixed	3.82%	8/28/2022
Dakota Bank Buildings		10,781,541	10,825,201	Fixed	4.74%	7/6/2024
Union Terrace Building		6,600,000	6,600,000	Fixed	4.34%	9/5/2024
The Presidio		6,000,000	6,000,000	Fixed	4.54%	12/1/2024
Centennial Tech Center		10,197,553	10,237,591	Fixed	4.34%	1/5/2025
Arapahoe Service Center		8,500,000	8,500,000	Fixed	4.28%	1/5/2025
Union Town Center		8,440,000	8,440,000	Fixed	4.28%	1/5/2025
Yucca Valley Retail Center		6,000,000	6,000,000	Fixed	4.30%	4/11/2025
Executive Office Park	(3)	4,289,015	4,307,975	Fixed	5.80%	7/1/2025
Genesis Plaza		6,500,000	6,500,000	Fixed	4.65%	8/25/2025
One Parke Centre		6,610,000	6,610,000	Fixed	4.77%	9/5/2025
Shea Center II		17,727,500	17,727,500	Fixed	4.92%	1/5/2026
Subtotal, NetREIT, Inc. properties		135,281,070	135,640,302		4.71%
Model Home mortgage notes		13,656,750	9,050,268	Fixed	(4)	2016-2020
Mortgage Notes Payable		$148,937,820	$144,690,570
Unamortized loan costs		(2,015,055)	(2,052,169)
Mortgage Notes Payable, net		$146,922,765	$142,638,401

(1)  Interest rates as of March 31, 2016.

(2)  Interest rate subject to resetting on the 6th loan anniversary.

(3)  Interest rate is subject to reset on July 1, 2018.

(4)  Each Model Home has a standalone mortgage note at interest rates ranging from 3.8% to 5.8% per annum (at March 31, 2016).

The Company is in compliance with all conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable were as follows as of March 31, 2016:

	NetREIT, Inc.	Model Homes	Principal
	Notes Payable	Notes Payable	Payments
Nine months remaining in 2016	$6,911,373	$1,091,291	$8,002,664
Years ending December 31:
2017	1,793,725	1,732,105	$3,525,830
2018	6,002,953	1,504,089	$7,507,042
2019	2,908,937	6,938,944	$9,847,881
2020	2,276,108	2,390,321	$4,666,429
Thereafter	115,387,974	-	$115,387,974
Total	$135,281,070	$13,656,750	$148,937,820

On April 29, 2016, the Company entered into a financing agreement to encumber our property Waterman Plaza, located in San Bernardino, CA.   The principal balance on the loan is $4,000,000 and it will mature on April 29, 2021.  The loan’s interest rate will reset annually and will be the greater of: (i) four and one-quarter percent (4.25%); or (ii) the one year LIBOR Rate plus three hundred (300) basis points.

8.  SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK

In August 2014, the Company closed on a private placement offering of its mandatorily redeemable Series B Preferred Stock. The financing, was funded in installments and completed on December 24, 2015. As of December 31, 2015, the Company had issued 35,000 shares of its Series B Preferred Stock. The Company has classified the Series B Preferred Stock as a liability in accordance with ASC Topic No. 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the accompanying consolidated statements of operations.

The Series B preferred stock has a $0.01 par value and a $1,000 liquidation preference. The Series B preferred stock shall be redeemed through a cash payment of the face value of the shares outstanding at redemption. The preferred return on the funds invested is 14% and shall be paid on a monthly basis. The Series B Preferred Stock is scheduled to be redeemed by the third anniversary of the closing dates; however, the Company has two one year options to extend the redemption date. The Company incurred approximately $3.1 million in legal and underwriting costs related to this transaction. These costs have been recorded as deferred financing costs on the accompanying consolidated balance sheets as a direct deduction from the carrying amount of that debt liability and are being amortized over the term of the agreement. Amortization expense totaling approximately $254,000 and $230,000 was included in interest expense for the three months ended March 31, 2016 and 2015, respectively, in the accompanying consolidated statement of operations.

Scheduled payments of $16.6 million are due in 2017 with two one year options to extend the redemption date. Scheduled payments of $18.4 million are due in 2018 with two one year options to extend the redemption date.

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

Cash Dividends. During the three months ended March 31, 2016 and 2015 the Company paid cash dividends, net of reinvested stock dividends, of $1,065,000 and $997,000, respectively, or at a rate of $0.40 per share on an annualized basis.  As the Company reported net taxable losses in both of these periods, and on a cumulative basis, the cash dividends paid are expected to be a return of capital to the stockholders rather than a distribution of earnings.

Dividend Reinvestment Plan. The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of Company common stock. The Company has registered 1,500,000 shares of common stock pursuant to the dividend reinvestment plan. The dividend reinvestment plan became effective on January 23, 2012. The purchase price per share is 95% of the price the Company was formerly selling its shares or $9.50 per share. No sales commission or dealer manager fee will be paid on shares sold through the dividend reinvestment plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all Participants at least thirty (30) days prior to such record date. As of March 31, 2016 approximately $14.6  million or approximately 1,533,000 shares of common stock have been issued under the dividend reinvestment plan to date.

10.  RELATED PARTY TRANSACTIONS

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to entities 100% owned by the Company’s Chairman and Chief Executive Officer. Rental income recorded for the three months ended March 31, 2016 and 2015 totaled $7,000 and $7,000, respectively.

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

The Company evaluates the performance of its segments based upon net operating income (“NOI”), which is a non-GAAP supplemental financial measure. The Company defines NOI for its segments as operating revenues (rental income, tenant reimbursements and other operating income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees, impairments and provision for bad debt). NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non-property income and expenses, depreciation and amortization, real estate acquisition fees and expenses and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company’s real estate investments and to make decisions about resource allocations.

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31,
	2016	2015
Office/Industrial Properties:
Rental income	$7,019,176	$4,008,818
Property and related expenses	(2,232,590)	(1,580,965)
Net operating income, as defined	4,786,586	2,427,853
Residential Properties:
Rental income	388,400	357,903
Property and related expenses	(17,704)	(11,238)
Net operating income, as defined	370,696	346,665
Retail Properties:
Rental income	1,049,998	1,015,878
Property and related expenses	(223,057)	(347,385)
Net operating income, as defined	826,941	668,493
Self-Storage Properties (discontinued operations):
Rental income	-	892,977
Property and related expenses	-	(862,674)
Net operating income, as defined	-	30,303
Reconciliation to net loss:
Total net operating income, as defined, for reportable segments	5,984,223	3,473,314
General and administrative expenses	(1,298,959)	(1,154,801)
Depreciation and amortization	(2,659,531)	(1,861,546)
Interest expense	(3,388,602)	(2,379,592)
Interest income	21,739	14,604
Gain on sale of real estate	175,486	78,496
Net loss	$(1,165,644)	$(1,829,525)

	March 31,	December 31,
Assets by Reportable Segment:	2016	2015

Office/Industrial Properties:
Land, buildings and improvements, net (1)	$180,373,842	$181,776,776
Total assets (2)	$191,516,280	$187,198,961
Residential Properties:
Land, buildings and improvements, net (1)	$20,125,666	$13,914,168
Total assets (2)	$20,681,133	$14,395,904
Retail Properties:
Land, buildings and improvements, net (1)	$35,090,222	$35,395,235
Total assets (2)	$36,643,527	$36,747,069
Reconciliation to Total Assets:
Total assets for reportable segments	$248,840,940	$238,341,934
Other unallocated assets:
Cash and cash equivalents	5,371,721	6,626,423
Other assets, net	3,056,188	9,306,036
Total Assets	$257,268,849	$254,274,393

(1)  Includes lease intangibles and the land purchase option related to property acquisitions.

(2)  Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other      related intangible assets, all shown on a net basis.

Capital Expenditures by Reportable Segment
	For the Three Months Ended March 31,
	2016	2015
Office/Industrial Properties:
Capital expenditures and tenant improvements	$748,800	$1,118,854

Residential Properties:
Acquisition of operating properties	7,399,545	3,756,740

Retail Properties:
Capital expenditures and tenant improvements	1,192	41,333

Self-Storage Properties (real estate held for sale):
Capital expenditures and tenant improvements	-	6,250

Totals:
Acquisition of operating properties, net	7,399,545	3,756,740
Capital expenditures and tenant improvements	749,992	1,166,437
Total real estate investments	$8,149,537	$4,923,177

12. SUBSEQUENT EVENTS

On April 29, 2016, the Company entered into a financing agreement to encumber our property Waterman Plaza, located in San Bernardino, CA.   The principal balance on the loan is $4,000,000 and it will mature on April 29, 2021.  The loan’s interest rate will reset annually and will be the greater of: (i) four and one-quarter percent (4.25%); or (ii) the one year LIBOR Rate plus three hundred (300) basis points.

On April 26, 2016, the Company entered into a purchase and sale agreement to sell one of the buildings at the Yucca Valley Retail Center for a purchase price of $1,250,000. The sale is scheduled to close on May 18, 2016.

On April 29, 2016, the Company entered into a purchase and sale agreement to sell the Havana/Parker Complex for a purchase price of $3,300,000. The sale is expected to close during the third quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our financial statements and should be read in conjunction with the financial statements, footnotes and to Cautionary Statements appearing elsewhere in this report.

OVERVIEW

The Company operates as a self-managed and self-administered real estate investment trust, or REIT.  The Company acquires, owns and manages a geographically diversified portfolio of real estate assets including industrial, office, retail and model home leased residential properties located throughout the United States. As of March 31, 2016, the Company owned or had an equity interest in:

•	Eighteen multi-tenant office buildings and two industrial properties (“Office Properties”) which total approximately 1,614,000 rentable square feet,
•	Six retail shopping centers (“Retail Properties”) which total approximately 236,000 rentable square feet, and
•	Eighty-four Model Homes owned by four affiliated limited partnerships and one limited liability company (“Residential Properties”).

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

SIGNIFICANT TRANSACTIONS IN 2016 AND 2015

Preferred Stock Financing - In August 2014, we entered into an offering of our Series B Preferred Stock. The financing was funded in installments with the last installment on December 24, 2015. We issued 35,000 shares of our Series B Preferred Stock for $35 million during 2014 and 2015. These shares have a $0.01 par value and a $1,000 per share liquidation preference. The Series B Preferred Stock shall be redeemed through a cash payment equal to the face value of the shares outstanding at redemption. The dividend rate on these funds is 14% and is paid on a monthly basis. The proceeds of this financing were used for property acquisitions approved by the Series B Preferred investor. The Series B Preferred Stock is scheduled to be redeemed by the third anniversary of the issuance date; however, we can extend the redemption date by up to two additional years. Due to the redeemable requirement of the stock, the dividends paid are treated as interest expense for GAAP reporting.

Acquisitions - We acquired the following properties during the three months ended March 31, 2016 and the year ended December 31, 2015:

•

On March 23, 2016, the Company acquired twenty-four Model Home properties located in Texas for a purchase price of $7.4 million, consisting of a cash payment of $2.2 million and promissory notes of $5.2 million.

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
•

On August 8, 2015, the Company acquired single story 152,154 square foot industrial/flex buildings in West Fargo, North Dakota for a purchase price of approximately $7.9 million.  The acquisition was financed with a down payment of $3.4 million and a five year secured mortgage of $4.5 million with interest rate of 4.8%.

•

On May 22, 2015, the Company acquired and leased back to the developer one (1) Model Home property located in Pennsylvania for a purchase price of $587,500, consisting of a cash payment of $244,500 and a promissory note of $343,000.  On March 26, 2015, the Company acquired three (3) Model Home properties in Wisconsin, Illinois and Arizona on and leased them back to the home builder.  The purchase price for the properties totaled $900,000, consisting of cash payments of $400,000 and promissory notes of $500,000.

•

On May 18 and 22, 2015, the Company acquired and leased back to the developer four (4) Model Home properties in South Carolina and Pennsylvania for an aggregate purchase price of $1,376,300, consisting of cash payments of $550,520 and promissory notes of $825,780.  On March 26, 2015 the Company acquired nine (9) Model Home properties in Illinois, Florida, Wisconsin and Arizona and leased them back to the home builders. The purchase price for the properties totaled $2.8 million, consisting of cash payments of $1.1 million and promissory notes of $1.7 million.

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

•

During the three months ended March 31, 2016, the Company disposed of four Model Homes for approximately $1.3 million and approximately $460,000 in mortgage notes payable were repaid in connection with these sales. The Company recognized a gain of $175,000 related to the sale of these Model Homes.

•

On April 10, 2015, the Company sold all seven of the Sparky’s Self Storage facilities as a package for a net sales price of $34 million that had been acquired during 2007 through 2013, resulting in a gain on sale of approximately $4.7 million.  These properties were presented as discontinued operations on the condensed consolidated balance sheet as of December 31, 2014 and as discontinued operations on the condensed consolidated statements of operations for the three and nine months ended March 31, 2016 and 2015.  The net proceeds from the sale after selling costs and payment of associated mortgages were approximately $17 million.  Approximately $3.3 million was used to pay off a loan, bearing an interest rate of 6.5% that was scheduled to mature on September 1, 2015, on the Waterman property, $3.9 million was used to acquire the office building in Fargo, North Dakota, $2.9 million was used to acquire the retail building in Colorado, Springs and $2.4 million was used to acquire the office building in Centennial, Colorado and the remainder is included in cash and restricted cash on the balance sheet as of March 31, 2016.

On April 26, 2016, the Company entered into a purchase and sale agreement to sell one of the buildings at the Yucca Valley Retail Center for a purchase price of $1,250,000. The sale is scheduled to close on May 18, 2016.

On April 29, 2016, the Company entered into a purchase and sale agreement to sell the Havana/Parker Complex for a purchase price of $3,300,000. The sale is expected to close during the third quarter.

ECONOMIC ENVIRONMENT

The economic data was again sluggish in the first quarter of 2016, causing several economists to revise down their GDP forecasts.  U.S. industrial production declined in the first quarter due to a decrease in the manufacturing output.   The employment data has remained strong with good job growth, however, meager wage and salary growth has been a detriment.  Vacancy rates for commercial real estate have decreased, however, in the secondary markets are still higher than pre-recession levels.  Rental rates have increased in many primary and secondary markets.   Corporate earnings and stock market investment have rebounded.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 18, 2016.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015.

Our results of operations for the three months ended March 31, 2016 and 2015 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense and depreciation and amortization will significantly increase in future periods as a result of the assets acquired over the last year and as a result of anticipated growth through future acquisitions of real estate related investments.

The following discussion over our results of operations for all properties for the three months ended March 31, 2016, and 2015 relates to continuing operations.

Revenues.  Total revenue was $8.5 million for the three months ended March 31, 2016 compared to $5.4 million for the same period in 2015, an increase of $3.1 million or 57.4%. The increase in rental income as reported for the three month period in 2016 as compared to 2015 reflects:

•	A net increase in industrial and office properties rental income of $2.3 million as a result of the six property acquisitions made subsequent to the second quarter in 2015.
•	A net increase in rental income due to an early lease termination fee totaling $376,000; and
•

A net increase in rental income related to same store properties of $760,000 as a result of increases in rental rates.  Same store occupancy remained relatively consistent and at March 31, 2016 and 2015 was 83.6 % and 84.8%, respectively.

Rental Operating Costs.  Rental operating costs were $2.5 million for the three months ended March 31, 2016 compared to $1.9 million for the same period in 2015, an increase of approximately $600,000 or 31.6%. Costs associated with properties acquired subsequent to the second quarter of 2015 accounted for substantially all of this increase.  Rental operating costs as a percentage of rental and fee income was 28.2% and 36.0% for the three months ended March 31, 2016 and 2015, respectively. The decrease in rental operating costs as a percentage of revenue quarter over quarter is due to the increase in revenues from the termination fee and the increase in rental rates at the same store properties. Rental operating costs as a percentage of revenues would be 32.4% if these revenues were excluded.

General and Administrative Expenses. General and administrative (“G&A”) expenses increased approximately $140,000 or 12.9% during the three months ended March 31, 2016, compared to the same period in 2015. These expenses are semi-fixed and do not necessarily correlate to total revenue.  These expenses correlate more to the administrative functions required for the different types of properties.  General and administrative expenses as a percentage of revenue was 14.5% and 20.2% for three months ended March 31, 2016 and 2015. With the sale of the self-storage facilities, which segment was the most administrative intense, we anticipate that our general and administrative expenses will remain fairly constant going forward as we acquire more office, retail and industrial properties.

Depreciation and Amortization. Depreciation and amortization expense totaled approximately $2.7 million for the three months ended March 31, 2016, compared to approximately $1.9 million for the same period in 2015, representing an increase of approximately $800,000 or 42.1%. Depreciation and amortization costs associated with properties acquired during 2015 accounted for substantially all of this increase.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three months ended March 31, 2016, management did not believe any impairment reserve was required.

Interest Expense-Series B preferred stock. The Series B Preferred Stock issued in August 2014 includes a mandatory redemption and therefore is treated as a liability for financial reporting purposes. The dividends paid and accrued and the amortization of the deferred offering costs are considered interest expense. Interest expense, including amortization of the deferred offering costs, totaled $1.5 million for the three months ending March 31, 2016 compared to $947,000 for the same period in 2015. Dividends paid and accrued totaled $1,239,000 and $718,000, respectively, and the amortization of the deferred offering costs associated with that transaction totaled $254,000 and $230,000, respectively for the three months ended March 31, 2016 and 2015. There was $35 million and $16.6 million outstanding as of March 31, 2016 and 2015, respectively, resulting in the increase in interest expense and dividends and accrued.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges, increased by approximately $500,000, or 35.7%, to approximately $1.9 million for the three months ended March 31, 2016 compared to $1.4 million for the same period in 2015. Interest expenses associated with properties acquired subsequent to the second quarter of 2015 totaled $400,000.  The weighted average interest rate on our outstanding debt was 4.7% as of March 31, 2016 compared to 4.9% as of March 31, 2015.

Gain on Sale of Real Estate Assets and Partnerships, net. For the three months ended March 31, 2016, we had a gain from the sale of four Model Homes of approximately $175,000 and for the three months ended March 31, 2015, the Company had gains from the sales of two Model Homes totaling $78,000.

Discontinued Operations. The Company sold 100% of the Sparky’s Self-Storage Portfolio in April 2015.  During the three months ended March 31, 2015, the Company had income from discontinued operations of $30,000.

Income from non-controlling interests.  Loss allocated to non-controlling interests for the three months ended March 31, 2016 totaled $62,000 when compared to the income allocated during the three months ended March 31, 2015 of $133,000.

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

Our future sources of liquidity include existing cash and cash equivalents, cash flows from operations, new mortgages on our unencumbered properties, refinancing of existing mortgages, future real estate sales and the possible sale of additional equity/debt securities. Our available liquidity at March 31, 2016 included cash and cash equivalents of $5.4 million, as well as our potential borrowing capacity under potential credit facilities such as a revolving line of credit or from mortgages on unencumbered properties and refinancing of mortgages with low debt to value. We currently do not have a revolving line of credit but have been exploring the possibilities of obtaining such a line of credit. On April 29, 2016, we entered into a financing agreement to encumber our property Waterman Plaza, located in San Bernardino, Ca.   The principal balance on the loan is $4,000,000 and it will mature on April 29, 2021.  The loan’s interest rate will reset annually and will be the greater of: (i) four and one-quarter percent (4.25%); or (ii) the one year LIBOR Rate plus three hundred (300) basis points.

Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (not covered by lender held reserve deposits), monthly payments on the Series B preferred stock and the payment of a competitive distribution to our stockholders. We also are actively seeking investments that are likely to produce income and achieve long term gains in order to pay distributions to our stockholders. To ensure that we are able to effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements and funding for our distributions to stockholders. During the quarter ended March 31, 2016, our principal debt service and the cash portion of the distributions to our shareholders was $2.0 million, while the net cash provided by our operating activities totaled $1.1 million. The remainder of the short term liquidity needs were covered by our cash and cash equivalents. We believe that the cash flow from our existing portfolio and our recent acquisitions (when operational for the full term) and distributions from joint ventures in Model Home partnerships will be sufficient to fund our near term operating costs, capital expenditures, debt service costs and the cash portion of distributions to stockholders at the current rate. However, if our cash flow from operating activities is not sufficient to fund our short term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness or we will reduce the rate of distribution to the stockholders.

Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments. We believe that the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs.  We are continually reviewing our existing portfolio to determine which properties have met our short and long term goals and reinvesting the proceeds in properties with better potential to increase performance.  We expect to obtain additional cash in connection with refinancing of maturing mortgages and assumption of existing debt collateralized by some or all of our real property in the future to meet our long-term liquidity needs.  If we are unable to arrange a line of credit, borrow on unencumbered properties, or sell securities to the public we may not be able to acquire additional properties to meet our long-term objectives.

Cash and Cash Equivalents

At March 31, 2016, we had approximately $5.4 million in cash and cash equivalents.  Our cash and cash equivalents are held in bank accounts at third party institutions and consist of invested cash and cash in our operating accounts.  During 2016 and 2015, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $2.0 million of our cash balance is intended for capital expenditures on existing properties (net of deposits held in reserve accounts by our lenders). We intend to use the remainder of our existing cash and cash equivalents for acquisitions, general corporate purposes and distributions to our stockholders.

Secured Debt

As of March 31, 2016, NetREIT had fixed-rate mortgage notes payable in the aggregate principal amount of $148.9 million, collateralized by a total of 22 properties with loan terms at issuance ranging from 3 to 10 years.  The weighted-average interest rate on the mortgage notes payable as of March 31, 2016 was approximately 4.7%, and our debt to book value and estimated market value on these properties was approximately 63% and 55%, respectively.

As of March 31, 2016, NetREIT Dubose, and related entities, had 84 fixed-rate mortgage notes payable in the aggregate principal amount of $13.7 million, collateralized by a total of 84 Model Home properties. These loans generally have a term at issuance of three to five years.  The average loan balance outstanding and the weighted-average interest rate on these mortgage loans are approximately $165,000 and 4.6%, respectively as of March 31, 2016. Our debt to estimated value on these properties is approximately 51%. The Company has guaranteed these promissory notes.

Despite the disruptions in the debt market discussed in "Overview" above, we have been able to refinance maturing debts before scheduled maturity dates and we have also not experienced any unusual difficulties financing our acquisitions.

Cash Flows for the three months March 31, 2016 and March 31, 2015.

Operating Activities: Net cash provided in operating activities for the three months ended March 31, 2016 increased by approximately $700,000 to $1.1 million, primarily due to the net cash flow from the six acquisitions that occurred between August and December 2015 and the $376,000 early lease termination fee received during the quarter.

Investing Activities: Net cash used in investing activities during the three months ended March 31, 2016 was $6.5 million compared to $5.5 million in the same period in 2015. During the three months ended March 31, 2016, the Company purchased twenty-four Model Homes for approximately $7.4 million compared to the same period 2015 when the Company purchased twelve model homes for approximately $3.8 million. The Company received proceeds from the sales of 4 model homes for $1.3 million during the three months ended March 31, 2016 compared to the same period in 2015 when we received $614,000 from the sale of two model homes.

We currently project that we could spend up to $2.0 million (net of deposits held in reserve accounts by lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio on an annual basis. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures during in the future due to rising construction costs and the anticipated increase in property acquisitions. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities:   Net cash provided by financing activities during the three months ended March 31, 2016 was $4.2 million compared to cash provided of $3.9 million for the same period in 2015. The Company received proceeds of $5.1 million in connection with the twenty-four model home acquisitions during the three months ended March 31, 2016 when compared to the $2.3 million of proceeds received in connection with the twelve model home acquisition during the same period in 2015. The Company also received $6 million in proceeds through refinancing one of the mortgage notes payable during the three months ended March 31, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2016, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

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

The following table presents our FFO and MFFO for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Net loss	$(1,103,961)	$(1,962,038)
Adjustments:
(Loss) income attributable to noncontrolling interests	(61,683)	132,513
Depreciation and amortization (including discontinued operations)	2,659,531	2,027,192
Gain on sale of real estate assets and partnerships (including discontinued operations)	(175,486)	(78,496)
FFO	$1,318,401	$119,171
Straight line rent adjustment	(202,782)	(67,787)
Amortization of above and below market leases, net	(73,590)	(33,324)
Amortization of restricted stock compensation	129,534	125,080
Amortization of financing costs	357,610	308,159
Real estate acquisition costs	9,639	30,271
MFFO	$1,538,812	$481,570

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

Same-Property Operating Results For the three and three months ending March 31, 2016 and 2015.

The table below presents the 2016 and 2015 operating results for the Company’s commercial rental properties owned as of January 1, 2015, thereby excluding the impact on our results of operations from the real estate properties acquired subsequently.  The table below excludes model home operations as the rental rates do not fluctuate during the term of the lease and there are no operating expenses.  Income from discontinued operations from the self-storage portfolio are not included. The Company believes that this type of non-GAAP financial measure, when considered with our financial statements prepared in accordance with GAAP, is useful to investors to better understand the Company’s operating results. Properties are included in this analysis if they were owned and operated for the entirety of both periods being compared. Further, same-property operating results is a measure for which there is no standard definition and, as such, it is not consistently defined or reported on among the Company’s peers, and thus may not provide an adequate basis for comparison between REITs.

	For the Three Months Ended March 31,		Variance
	2016	2015	$	%
Rental revenues	$5,765,377	5,033,096	$732,281	14.5%
Rental operating costs	1,788,376	2,017,116	(228,740)	(11.3)%

Net operating income	$3,977,001	$3,015,980	$961,021	31.9%

Operating Ratios:
Number of same properties	20	20
Same-property occupancy, end of period	83.6%	84.8%		1.9%
Same-properties operating costs as a percentage of total revenues	31.0%	40.1%		(22.6)%

Overview

Same-store property net operating income (“NOI”) increased for the three months ended March 31, 2016 as compared to the corresponding period in 2015 as evidenced by the increase in rental revenues of 14.5% and NOI of 31.9%.  The improvement in rental revenues was partially due to a lease termination fee of approximately $376,000 and the remainder of the increase was due to increases in rental rates.  Rental operating costs decreased approximately $228,000 or 11.3% primarily due to a decrease in snow removal of approximately $140,000 and bad debt recovery of approximately $80,000 during the three months ended March 31, 2016 when compared to the same period in 2015.

Leasing

Our same-store growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy and the lease termination fee at one of the properties. Over the long-term, we believe that the infill nature and strong demographics of our properties provide us with a strategic advantage, allowing us to maintain relatively high occupancy and increase rental rates. We have continued to see signs of improvement for many of our tenants as well as increased interest from prospective tenants for our spaces. While there can be no assurance that these positive signs will continue, we remain cautiously optimistic regarding the improved trends we have seen over the past few years. We believe the locations of our properties and diverse tenant base mitigate the potentially negative impact of a poor economic environment. However, any reduction in our tenants' abilities to pay base rent, percentage rent or other charges, may adversely affect our financial condition and results of operations.

During the quarter ended March 31, 2016, we signed 21 leases (7 new leases and 14 renewals) for a total of 103,093 square feet of comparable space leases, at an average rental rate increase of 7.9% on a cash basis and an average rental increase of 24.7% on a straight-line basis. New office leases for comparable spaces were signed for 33,385 square feet at an average rental rate increase of 22.7% on a cash basis and an average rental rate increase of 28.4 % on a straight-line basis. Renewals for comparable office spaces were signed for 69,708 square feet at an average rental rate increase of 2.6% on a cash basis and increase of 23.2% on a straight-line basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

31.2

Certification of the Company's Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

31.3

Certification of the Company's Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

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

Date: May 12, 2016	NetREIT, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

By:	/s/ Grant Harbert
Name:	Grant Harbert
Title:	Chief Financial Officer

By:	/s/ Heather L. Pittard
Name:	Heather L. Pittard
Title:	Principal Accounting Officer