Form 10-Q
period 2016-06-30
NETREIT, INC.
filed 2016-08-09
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

At August 9, 2016, registrant had issued and outstanding 17,318,848 shares of its common stock, $0.01 par value.

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

NetREIT, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$50,054,723	$49,965,418
Buildings and improvements	181,689,129	177,360,584
Tenant improvements	21,385,755	19,876,549
Lease intangibles	13,811,291	13,845,100
Real estate assets and lease intangibles, cost	266,940,898	261,047,651
Accumulated depreciation and amortization	(34,614,991)	(29,961,472)
Real estate assets and lease intangibles, net	232,325,907	231,086,179
Cash and cash equivalents	5,518,204	6,626,423
Restricted cash	4,632,939	6,759,786
Deferred leasing costs, net	1,766,550	1,483,014
Goodwill	2,423,000	2,423,000
Other assets, net	5,595,570	5,895,991
TOTAL ASSETS	$252,262,170	$254,274,393

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$146,851,579	$142,638,401
Accounts payable and accrued liabilities	6,049,642	7,458,761
Accrued real estate taxes	1,596,026	2,401,770
Dividends payable	1,144,320	1,063,454
Below-market leases, net	1,920,339	2,154,479
Mandatorily redeemable Series B Preferred Stock, net, $0.01 par value, $1,000 liquidating preference; shares authorized: 35,000; 34,700 and 35,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	33,601,070	33,393,871
Total liabilities	191,162,976	189,110,736

Commitments and contingencies

Equity:
Common stock series A, $0.01 par value, shares authorized: 100,000,000; 17,318,848 and 17,202,228 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	173,189	172,023
Additional paid-in capital	147,915,568	146,712,853
Dividends in excess of accumulated losses	(99,322,201)	(93,821,328)
Total stockholders' equity before noncontrolling interest	48,766,556	53,063,548
Noncontrolling interest	12,332,638	12,100,109
Total equity	61,099,194	65,163,657
TOTAL LIABILITIES AND EQUITY	$252,262,170	$254,274,393

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$7,658,273	$5,396,700	$15,909,341	$10,740,383
Fee and other income	148,001	195,192	328,950	223,709
	7,806,274	5,591,892	16,238,291	10,964,092

Costs and expenses:
Rental operating costs	2,585,013	1,910,903	5,058,364	3,840,094
General and administrative	1,232,319	1,063,167	2,462,730	2,152,162
Depreciation and amortization	2,499,630	1,814,786	5,159,161	3,676,332
Total costs and expenses	6,316,962	4,788,856	12,680,255	9,668,588

Other income (expense):
Interest expense-Series B preferred stock	(1,610,517)	(817,162)	(3,102,727)	(1,764,591)
Interest expense-mortgage notes	(1,890,682)	(1,458,860)	(3,761,516)	(2,891,023)
Interest and other income	46,593	21,153	68,332	35,757
Gain on sale of real estate	1,213,060	1,116,258	1,388,545	1,194,754
Income tax expense	(76,152)	(75,945)	(144,700)	(141,752)
Total other expense, net	(2,317,698)	(1,214,556)	(5,552,066)	(3,566,855)

Loss from continuing operations	(828,386)	(411,520)	(1,994,030)	(2,271,351)

Discontinued operations
Gain on the sale of real estate	-	4,730,398	-	4,730,398
Loss from discontinued operations, net	-	(161,679)	-	(131,375)
Income from discontinued operations	-	4,568,719	-	4,599,023

Net (loss) income	(828,386)	4,157,199	(1,994,030)	2,327,672

Less: Income attributable to noncontrolling interests	(83,039)	(1,186,012)	(21,356)	(1,318,526)

Net (loss) income attributable to NetREIT, Inc. common stockholders	$(911,425)	$2,971,187	$(2,015,386)	$1,009,146

Basic and diluted income (loss) per common share
Continuing operations	$(0.05)	$(0.02)	$(0.12)	$(0.13)
Discontinued operations	$-	$0.27	$-	$0.27
(Loss) income per common share	$(0.05)	$0.18	$(0.12)	$0.06
Weighted average number of common shares outstanding - basic and diluted	17,269,324	16,968,976	17,253,143	16,932,306

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

For the Six months Ended June 30, 2016

(Unaudited)

				Dividends
			Additional	In Excess of	Total	Non-
	Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2015	17,202,228	$172,023	$146,712,853	$(93,821,328)	$53,063,548	$12,100,109	$65,163,657
Net loss	-	-	-	(2,015,386)	(2,015,386)	21,356	(1,994,030)
Dividends declared/reinvested	127,224	1,272	1,257,632	(3,485,487)	(2,226,583)	-	(2,226,583)
Common stock repurchased	(10,604)	(106)	(54,917)	-	(55,023)	-	(55,023)
Contributions received from noncontrolling interests, net of distributions paid	-	-	-	-	-	211,173	211,173
Balance, June 30, 2016	17,318,848	$173,189	$147,915,568	$(99,322,201)	$48,766,556	$12,332,638	$61,099,194

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net (loss) income	$(1,994,030)	$2,327,672
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization from continuing operations	5,159,161	3,676,332
Depreciation and amortization from discontinued operations	-	165,646
Stock compensation	259,068	237,547
Bad debt expense	(52,948)	-
Gain on sale of real estate assets, net	(1,388,545)	(5,925,152)
Amortization of financing costs	735,307	621,036
Amortization of above-market leases	93,136	113,579
Amortization of below-market leases	(234,140)	(52,097)
Changes in operating assets and liabilities:
Other assets	312,919	(1,567,699)
Accounts payable and accrued liabilities	(356,409)	(1,107,025)
Accrued real estate taxes	(805,744)	498,057
Net cash provided by (used in) operating activities	1,727,775	(1,012,104)

Cash flows from investing activities:
Real estate acquisitions	(7,768,755)	(5,720,540)
Buildings and tenant improvements	(2,331,329)	(1,528,685)
Additions to deferred leasing costs	(533,760)	(167,194)
Proceeds received from sale of real estate assets	5,287,277	36,544,507
Restricted cash	2,126,847	(4,869,828)
Net cash (used in) provided by investing activities	(3,219,720)	24,258,260

Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	9,199,547	9,376,835
Repayment of mortgage notes payable	(5,514,476)	(24,706,507)
Proceeds from issuance of common stock	-	49,999
Contributions received from noncontrolling interests in excess of distributions paid	211,173	362,067
Repurchase of common stock	(55,023)	(147,774)
Series B accrued interest	(1,311,778)	(333,814)
Dividends paid to stockholders	(2,145,717)	(2,011,159)
Net cash provided by (used in) financing activities	383,726	(17,410,353)

Net (decrease) increase in cash and cash equivalents	(1,108,219)	5,835,803
Cash and cash equivalents - beginning of period	6,626,423	5,636,002
Cash and cash equivalents - end of period	$5,518,204	$11,471,805
Supplemental disclosure of cash flow information:
Interest paid Series B preferred stock	$3,990,611	$971,334
Interest paid-mortgage notes payable	$3,705,826	$2,823,935
Non-cash investing and financing activities:
Reinvestment of cash dividends	$1,258,904	$1,354,801
Accrual of dividends payable	$1,144,320	$1,045,654

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2016

1. ORGANIZATION

Organization. NetREIT (the “Company”) was incorporated in the State of California in January 1999 for the purpose of investing in real estate properties. Effective August 2010, NetREIT merged into NetREIT, Inc., a Maryland Corporation, with NetREIT, Inc. becoming the surviving Corporation. As a result of the merger, NetREIT is now incorporated in the State of Maryland. The Company qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and commenced operations with capital provided by its private placement offering of its equity securities in 1999. The Company’s portfolio includes the following properties:

•	Eighteen office buildings and two industrial properties (“Office/Industrial Properties”) which total approximately 1,614,000 rentable square feet,
•	Six retail shopping centers (“Retail Properties”) which total approximately 236,000 rentable square feet, and
•	Seventy-four Model Homes owned by four affiliated limited partnerships and one limited liability company (“Residential Properties”).

The following partnership activity occurred during the periods covered by these condensed consolidated financial statements:

•

The Company is the sole General Partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), all with ownership in real estate income producing properties. The Company refers to these entities collectively, as the “NetREIT Partnerships”. In June 2016, the Company purchased the 5.99% outside interest in NetREIT Garden Gateway LP.

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

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, for federal income tax purposes. To qualify as a REIT, the Company must distribute annually at least 90% of adjusted taxable income, as defined in the Code, to its stockholders and satisfy certain other organizational and operating requirements. As a REIT, no provision is made for federal income taxes on income resulting from those sales of real estate investments which have or will be distributed to stockholders within the prescribed limits. However, taxes are provided for those gains which are not anticipated to be distributed to stockholders unless such gains are deferred pursuant to Section 1031. In addition, the Company is subject to a federal excise tax which equals 4% of the excess, if any, of 85% of the Company’s ordinary income plus 95% of the Company’s capital gain net income over cash distributions, as defined. The Company believes that it has met all of the REIT distribution and technical requirements for the three and six months ending June 30, 2016.

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things. During the six months ended June 30, 2016 and 2015, because of net losses, all distributions paid were considered return of capital to the stockholders and therefore non-taxable.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed any significant interest or penalties for tax positions by any major tax jurisdictions.

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015. During the six months ended June 30, 2016 we adopted guidance for reporting debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  For further information about the Company’s accounting policies, refer to the

Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”).

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statement and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the six months ended June 30, 2016 and 2015, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The condensed consolidated balance sheet at year ended December 31, 2015 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the SEC on March 18, 2016.

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

Recently Issued Accounting Pronouncements. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016 -02 changes the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

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

3. RECENT REAL ESTATE TRANSACTIONS

During the six months ended June 30, 2016, NetREIT Dubose and the other Model Home entities acquired twenty-five Model Home properties in Texas and leased them back to the homebuilders. The purchase price for the properties was $7.8 million. The purchase price paid was through cash payments of $2.4 million and promissory notes of $5.4 million.

The Company allocated the purchase price of the properties acquired during the three months ended June 30, 2016 as follows:

		Buildings	Total
	Land	and Other	Purchase Price
Model Homes Properties	$934,000	$6,835,000	$7,769,000
	$934,000	$6,835,000	$7,769,000

On June 7, 2016, the Company sold a parcel of land and its building at the Yucca Valley Retail Center for approximately $1.3 million and recognized a gain of approximately $831,000.

During the six months ended June 30, 2016, the Company disposed of fifteen Model Homes for approximately $4.4 million and approximately $1.7 million in mortgage notes payable were repaid in connection with these sales. The Company recognized a gain of $557,000 related to the sale of these Model Homes.

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

4. REAL ESTATE ASSETS

A summary of the properties owned by the Company as of June 30, 2016 is as follows:

			Real estate
	Date		assets, net
Property Name	Acquired	Location	(in thousands)
Havana/Parker Complex	June 2006	Aurora, Colorado	$2,075
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	11,625
World Plaza	September 2007	San Bernardino, California	6,559
Regatta Square	October 2007	Denver, Colorado	1,840
Executive Office Park	July 2008	Colorado Springs, Colorado	8,186
Waterman Plaza	August 2008	San Bernardino, California	5,819
Pacific Oaks Plaza	September 2008	Escondido, California	4,191
Morena Office Center	January 2009	San Diego, California	5,162
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	2,291
Genesis Plaza	August 2010	San Diego, California	8,639
Dakota Bank Buildings	May 2011	Fargo, North Dakota	10,206
Yucca Valley Retail Center	September 2011	Yucca Valley, California	6,803
Port of San Diego Complex	December 2011	San Diego, California	14,193
Shoreline Medical Building	May 2012	Half Moon Bay, California	5,819
The Presidio	November 2012	Aurora, Colorado	6,639
Bismarck	March 2014	Fargo, ND	5,108
Union Terrace Building	August 2014	Lakewood, Colorado	8,476
Centennial Tech Center	December 2014	Colorado Springs, Colorado	14,492
Arapahoe Service Center	December 2014	Centennial, Colorado	11,493
Union Town Center	December 2014	Colorado Springs, Colorado	10,736
West Fargo Industrial	August 2015	Fargo, North Dakota	7,720
300 N.P.	August 2015	Fargo, North Dakota	3,831
Research Parkway	August 2015	Colorado Springs, Colorado	2,826
One Parke Center	August 2015	Westminster, Colorado	8,700
Highland Court	August 2015	Centennial, Colorado	12,865
Shea Center II	December 2015	Highlands Ranch, Colorado	25,114
NetREIT, Inc properties			211,408
Model Home properties	2011-2016	AZ, CA, FL, IL, NC, NJ, PA, SC, TX, WI	20,918
	Total real estate assets and lease intangibles, net		$232,326

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	June 30, 2016			December 31, 2015
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$6,872,980	$(3,265,350)	$3,607,630	$6,903,882	$(2,647,002)	$4,256,880
Leasing costs	4,813,951	(2,164,870)	$2,649,081	4,816,858	(1,766,578)	3,050,280
Above-market leases	2,124,360	(1,508,898)	$615,462	2,124,360	(1,415,762)	708,598
	$13,811,291	$(6,939,118)	$6,872,173	$13,845,100	$(5,829,342)	$8,015,758

The net value of acquired intangible liabilities was $1,920,339 and $2,154,479 relating to below-market leases as of June 30, 2016 and December 31, 2015, respectively.

Aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

Six months remaining in 2016	$1,010,307
Years ending December 31:
2017	1,652,598
2018	1,132,151
2019	913,421
2020	708,769
Thereafter	1,454,927
Total	$6,872,173

The weighted average amortization of the intangible assets as of June 30, 2016 is 4.1 years.

6. OTHER ASSETS

Other assets consist of the following:

	June 30,	December 31,
	2016	2015
Deferred rent receivable	$2,497,202	$2,097,623
Raw land	900,000	900,000
Prepaid expenses, deposits and other	813,836	758,173
Accounts receivable, net	572,076	683,446
Other intangibles, net	496,082	536,533
Notes receivable	316,374	920,216
Total other assets	$5,595,570	$5,895,991

7.  MORTGAGE NOTES PAYABLE

Mortgage notes payable consisted of the following:

		Principal as of
		June 30,	December 31,	Loan	Interest
Mortgage note property	Notes	2016	2015	Type	Rate (1)	Maturity
Havana/Parker Complex		$-	$2,500,000	Fixed	6.51%	7/1/2016
Bismarck Office Building		3,215,526	3,252,016	Fixed	6.12%	10/1/2016
Rangewood Medical Office Building		992,904	1,027,085	Fixed	4.95%	1/1/2019
Regatta Square		1,167,064	1,183,473	Fixed	4.95%	1/1/2019
Port of San Diego Complex		9,985,952	10,097,726	Fixed	4.75%	3/5/2020
Garden Gateway Plaza		6,714,030	6,799,229	Fixed	5.00%	4/5/2020
West Fargo Industrial		4,467,724	4,500,000	Fixed	4.79%	8/4/2020
Morena Office Center	(2)	2,257,456	2,289,899	Fixed	4.50%	1/1/2021
Waterman Plaza		3,984,214	-	Fixed	4.25%	4/29/2021
Pacific Oaks Plaza	(4)	1,534,825	1,556,891	Fixed	4.50%	6/1/2021
Shoreline Medical Building	(2)	3,665,188	3,727,569	Fixed	5.10%	6/1/2022
Highland Court		6,894,361	6,958,147	Fixed	3.82%	8/28/2022
Dakota Bank Buildings		10,764,874	10,825,201	Fixed	4.74%	7/6/2024
Union Terrace Building		6,600,000	6,600,000	Fixed	4.50%	9/5/2024
The Presidio		6,000,000	6,000,000	Fixed	4.54%	12/1/2024
Centennial Tech Center		10,157,066	10,237,591	Fixed	4.34%	1/5/2025
Arapahoe Service Center		8,500,000	8,500,000	Fixed	4.34%	1/5/2025
Union Town Center		8,440,000	8,440,000	Fixed	4.28%	1/5/2025
Yucca Valley Retail Center		6,000,000	6,000,000	Fixed	4.30%	4/11/2025
Executive Office Park	(3)	4,269,782	4,307,975	Fixed	5.80%	7/1/2025
Genesis Plaza		6,500,000	6,500,000	Fixed	4.65%	8/25/2025
One Parke Centre		6,610,000	6,610,000	Fixed	4.77%	9/5/2025
Shea Center II		17,727,500	17,727,500	Fixed	4.92%	1/5/2026
Subtotal, NetREIT, Inc. properties		136,448,466	135,640,302		4.71%
Model Home mortgage notes		12,465,756	9,050,268	Fixed	(5)	2016-2020
Mortgage Notes Payable		$148,914,222	$144,690,570
Unamortized loan costs		(2,062,643)	(2,052,169)
Mortgage Notes Payable, net		$146,851,579	$142,638,401

(1)  Interest rates as of June 30, 2016.

(2)  Interest rate subject to resetting on the 6th loan anniversary.

(3)  Interest rate is subject to reset on July 1, 2018.

(4)  Interest rate is subject to reset on April 28, 2017.

(5)  Each Model Home has a standalone mortgage note at interest rates ranging from 3.8% to 5.8% per annum (at June 30, 2016).

The Company is in compliance with all conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable were as follows as of June 30, 2016:

	NetREIT, Inc.	Model Homes	Principal
	Notes Payable	Notes Payable	Payments
Six months remaining in 2016	$4,037,266	$504,693	$4,541,959
Years ending December 31:
2017	1,887,497	1,493,704	$3,381,201
2018	6,100,425	1,224,712	$7,325,137
2019	3,010,927	6,797,220	$9,808,147
2020	2,422,274	2,445,427	$4,867,701
Thereafter	118,990,077	-	$118,990,077
Total	$136,448,466	$12,465,756	$148,914,222

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

The Series B preferred stock has a $0.01 par value and a $1,000 liquidation preference. The Series B preferred stock shall be redeemed through a cash payment of the face value of the shares outstanding at redemption. The preferred return on the funds invested is 14% and shall be paid on a monthly basis. The Series B Preferred Stock is scheduled to be redeemed by the third anniversary of the closing dates; however, the Company has two one year options to extend the redemption date. The Company incurred approximately $3.1 million in legal and underwriting costs related to this transaction. These costs have been recorded as deferred financing costs on the accompanying consolidated balance sheets as a direct deduction from the carrying amount of that debt liability and are being amortized over the term of the agreement. Amortization expense totaling approximately $254,000 and $230,000 was included in interest expense for the three months ended June 30, 2016 and 2015, respectively, and amortization expense totaling $508,000 and $460,000 was included in interest expense for the six months ended June 30, 2016 and 2015, in the accompanying consolidated statement of operations. The unamortized deferred stock costs were $1.1 million and $1.6 million as of June 30, 2016 and December 31, 2015, respectively.

The Company redeemed 300 shares on June 29, 2016 for $300,000. Scheduled payments of $16.3 million are due in 2017 with two one year options to extend the redemption date.  Scheduled payments of $18.4 million are due in 2018 with two one year options to extend the redemption date.

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

Cash Dividends. During the three months ended June 30, 2016 and 2015 the Company paid cash dividends, net of reinvested stock dividends, of $2,174,000 and $2,011,000, respectively, or at a rate of $0.40 per share on an annualized basis.  As the Company reported net taxable losses in both of these periods, and on a cumulative basis, the cash dividends paid are expected to be a return of capital to the stockholders rather than a distribution of earnings.

Dividend Reinvestment Plan. The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of Company common stock. The Company has registered 3,000,000 shares of common stock pursuant to the dividend reinvestment plan. The dividend reinvestment plan became effective on January 23, 2012. The purchase price per share is 95% of the price the Company was formerly selling its shares or $9.50 per share. No sales commission or dealer manager fee will be paid on shares sold through the dividend reinvestment plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all Participants at least thirty (30) days prior to such record date. As of June 30, 2016 approximately $15.2 million or approximately 1,595,000 shares of common stock have been issued under the dividend reinvestment plan to date.

10.  RELATED PARTY TRANSACTIONS

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to entities 100% owned by the Company’s Chairman and Chief Executive Officer. Rental income recorded for the three months ended June 30, 2016 and 2015 totaled $7,000 and $7,000, respectively.  Rental income recorded for the six months ended June 30, 2016 and 2015 totaled $14,000 and $14,000, respectively.

11. SEGMENTS

The Company’s reportable segments consist of the four types of commercial real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results: Residential Properties, Industrial and Office Properties, Retail Properties; and Self-Storage Properties (sold on April 10, 2015). The Company also has certain corporate level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.  The accounting policies of the reportable segments are the same as those described in Note 2.  There is no inter segment activity.

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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Office/Industrial Properties:
Rental income	$6,200,968	$4,085,110	$13,194,587	$8,175,946
Property and related expenses	(2,140,237)	(1,564,983)	(4,373,491)	(3,135,551)
Net operating income, as defined	4,060,731	2,520,127	8,821,096	5,040,395
Residential Properties:
Rental income	567,281	345,427	955,681	817,010
Property and related expenses	(61,376)	(23,609)	(78,416)	(34,847)
Net operating income, as defined	505,905	321,818	877,265	782,163
Retail Properties:
Rental income	1,038,025	955,259	2,088,023	1,971,136
Property and related expenses	(383,400)	(322,311)	(606,457)	(669,696)
Net operating income, as defined	654,625	632,948	1,481,566	1,301,440
Self-Storage Properties (discontinued operations):
Rental income	-	159,289	-	1,052,266
Property and related expenses	-	(114,872)	-	(1,183,641)
Net operating income, as defined	-	44,417	-	(131,375)
Reconciliation to net (loss) income:
Total net operating income, as defined, for reportable segments	5,221,261	3,519,310	11,179,927	6,992,623
General and administrative expenses	(1,308,471)	(1,139,112)	(2,607,430)	(2,293,914)
Depreciation and amortization	(2,499,630)	(1,814,786)	(5,159,161)	(3,676,332)
Interest expense	(3,501,199)	(2,276,022)	(6,864,243)	(4,655,614)
Interest income	46,593	21,153	68,332	35,757
Gain on sale of real estate	1,213,060	5,846,656	1,388,545	5,925,152
Net (loss) income	$(828,386)	$4,157,199	$(1,994,030)	$2,327,672

	June 30,	December 31,
Assets by Reportable Segment:	2016	2015

Office/Industrial Properties:
Land, buildings and improvements, net (1)	$176,825,454	$181,776,776
Total assets (2)	$183,604,430	$187,198,961
Residential Properties:
Land, buildings and improvements, net (1)	$20,917,762	$13,914,168
Total assets (2)	$20,735,259	$14,395,904
Retail Properties:
Land, buildings and improvements, net (1)	$34,582,691	$35,395,235
Total assets (2)	$36,069,025	$36,747,069
Reconciliation to Total Assets:
Total assets for reportable segments	$240,408,714	$238,341,934
Other unallocated assets:
Cash and cash equivalents	5,518,204	6,626,423
Other assets, net	6,335,252	9,306,036
Total Assets	$252,262,170	$254,274,393

(1)  Includes lease intangibles and the land purchase option related to property acquisitions.

(2)  Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other      related intangible assets, all shown on a net basis.

Capital Expenditures by Reportable Segment
	For the Six Months Ended June 30,
	2016	2015
Office/Industrial Properties:
Capital expenditures and tenant improvements	$2,309,976	$1,481,102

Residential Properties:
Acquisition of operating properties	7,768,755	5,720,540

Retail Properties:
Capital expenditures and tenant improvements	21,353	41,333

Self-Storage Properties (real estate held for sale):
Capital expenditures and tenant improvements	-	6,250

Totals:
Acquisition of operating properties, net	7,768,755	5,720,540
Capital expenditures and tenant improvements	2,331,329	1,528,685
Total real estate investments	$10,100,084	$7,249,225

12. SUBSEQUENT EVENTS

On July 15, 2016, the Company sold the Havana/Parker Complex for $3.3 million and paid off the related mortgage notes payable totaling $2.5 million prior to the sale closing on June 29, 2016.

On July 26, 2016, the Company redeemed 1,000 shares of its Series B preferred stock for $1,000,000. On August 2, 2016, the Company redeemed 1,000 shares of its Series B preferred stock for $1,000,000. As of August 3, 2016, the remaining outstanding share balance was 32,700.

On August 1, 2016, the Company entered into a purchase and sale agreement to sell the Rangewood Medical Office Building for a purchase price of $2.3 million. The sale is expected to close during the fourth quarter of the 2016 fiscal year.

On August 1, 2016 the Company entered into an agreement to refinance the mortgage on the Bismarck Office Building located in Bismarck, ND.   The new principal balance on the loan will be $4.2M and it will mature on August 1, 2037.  The loan’s interest rate will reset on the 85th and 169th months of the loan, the interest rate will be fixed at 4.02% per annum until the first interest rate reset date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our financial statements and should be read in conjunction with the financial statements, footnotes and to Cautionary Statements appearing elsewhere in this report.

OVERVIEW

The Company operates as a self-managed and self-administered real estate investment trust, or REIT.  The Company acquires, owns and manages a geographically diversified portfolio of real estate assets including industrial, office, retail and model home leased residential properties located throughout the United States. As of June 30, 2016, the Company owned or had an equity interest in:

•	Eighteen multi-tenant office buildings and two industrial properties (“Office Properties”) which total approximately 1,614,000 rentable square feet,
•	Six retail shopping centers (“Retail Properties”) which total approximately 236,000 rentable square feet, and
•	Seventy-four Model Homes owned by four affiliated limited partnerships and one limited liability company (“Residential Properties”).

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

SIGNIFICANT TRANSACTIONS IN 2016 AND 2015

Preferred Stock Financing - In August 2014, we entered into an offering of our Series B Preferred Stock. The financing was funded in installments with the last installment on December 24, 2015. We issued 35,000 shares of our Series B Preferred Stock for $35 million during 2014 and 2015. These shares have a $0.01 par value and a $1,000 per share liquidation preference. The Series B Preferred Stock shall be redeemed through a cash payment equal to the face value of the shares outstanding at redemption. The dividend rate on these funds is 14% and is paid on a monthly basis. The Company redeemed 300 shares on June 30, 2016 and 1,000 shares on July 26, 2016. As of July 26, 2016, the remaining outstanding share balance was 33,700.  The proceeds of this financing were used for property acquisitions approved by the Series B Preferred investor. The Series B Preferred Stock is scheduled to be redeemed by the third anniversary of the issuance date; however, we can extend the redemption date by up to two additional years. Due to the redeemable requirement of the stock, the dividends paid are treated as interest expense for GAAP reporting.

Acquisitions - We acquired the following properties during the six months ended June 30, 2016 and the year ended December 31, 2015:

•

During the six-month period ended June 30, 2016, the Company acquired twenty-five Model Home properties located in Texas for a purchase price of $7.8 million, consisting of a cash payment of $2.4 million and promissory notes of $5.4 million.

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

•

During the six months ended June 30, 2016, the Company disposed of fifteen Model Homes for approximately $4.4 million and approximately $1.7 million in mortgage notes payable were repaid in connection with these sales. The Company recognized a gain of $557,000 related to the sale of these Model Homes.

•	On June 7, 2016, the Company sold a parcel of land and its building at the Yucca Valley Retail Center for approximately $1.3 million and recognized a gain of approximately $831,000.
•

On April 10, 2015, the Company sold all seven of the Sparky’s Self Storage facilities as a package for a net sales price of $34 million that had been acquired during 2007 through 2013, resulting in a gain on sale of approximately $4.7 million.  These properties were presented as discontinued operations on the condensed consolidated balance sheet as of December 31, 2015 and as discontinued operations on the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015.  The net proceeds from the sale after selling costs and payment of associated mortgages were approximately $17 million.  Approximately $3.3 million was used to pay off a loan, bearing an interest rate of 6.5% that was scheduled to mature on September 1, 2015, on the Waterman property, $3.9 million was used to acquire the office building in Fargo, North Dakota, $2.9 million was used to acquire the retail building in Colorado,

Springs and $2.4 million was used to acquire the office building in Centennial, Colorado and the remainder is included in cash and restricted cash on the balance sheet as of June 30, 2016.

ECONOMIC ENVIRONMENT

The US economic data improved in the second quarter of 2016 after a sluggish first quarter.  Economic readings for Consumer Confidence and the Purchasing Managers’ Index (PMI) both improved during the quarter. The employment data has remained strong with good job growth, however, meager wage and salary growth has been a detriment.  Vacancy rates for commercial real estate have decreased, however, the secondary markets are still higher than pre-recession levels.  Rental rates have increased in many primary and secondary markets.   Corporate earnings and stock market investment have rebounded.

The significance of the U.S. Dollar in the global economy, the size of the U.S. debt and uncertainty of servicing such debt seems to be the biggest concern for continued economic recovery. The impact of the current global market instability and recent events in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations are inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions.  The withdrawal of the United Kingdom from the Europe Union had a significant impact on global currencies and global interest rates. With the political instability in Europe it appears the United States Federal Reserve Bank will have to patiently wait to raise interest rate.  The effect of increased interest rates on Real Estate Investment Trusts is a much debated topic at this time.  However, in the past when interest rates increased it has been a sign of a better economy that allowed for rental rates to increase mitigating the effect on REIT’s.  Adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Our ability to execute our business strategies, particularly to make new investments is highly dependent upon our ability to procure external financing. Our principal source of external financing includes the issuance of equity securities and mortgages secured by properties.  We continue to obtain mortgages from the CMBS market, life insurance companies and regional banks. Even though we have been successful in procuring equity financing and secured mortgages financing we cannot be assured that we will be successful in the future.  Following the exit of the United Kingdom from the European Union interest rates hit historical low levels.  Low interest rates are positive from a lending standpoint but they increased the defeasances costs associated with the disposition of any encumbered properties.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015.

Our results of operations for the three months ended June 30, 2016 and 2015 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense and depreciation and amortization will significantly increase in future periods as a result of the assets acquired over the last year and as a result of anticipated growth through future acquisitions of real estate related investments.

The following discussion over our results of operations for all properties for the three months ended June 30, 2016, and 2015 relates to continuing operations.

Revenues.  Total revenue was $7.8 million for the three months ended June 30, 2016 compared to $5.6 million for the same period in 2015, an increase of $2.2 million or 39.2%. The increase in rental income as reported for the three-month period in 2016 as compared to 2015 is due to a net increase in industrial and office properties rental income of $2.1 million as a result of the six property acquisitions made subsequent to the second quarter in 2015. Same store occupancy remained relatively consistent at 84.7% and 85.0% as of June 30, 2016 and 2015, respectively.

Rental Operating Costs.  Rental operating costs were $2.6 million for the three months ended June 30, 2016 compared to $1.9 million for the same period in 2015, an increase of approximately $700,000 or 36.8%. Costs associated with properties acquired subsequent to the second quarter of 2015 accounted for substantially all of this increase.  Rental operating costs as a percentage of rental and fee income was 33.3% and 33.9% for the three months ended June 30, 2016 and 2015, respectively.

General and Administrative Expenses. General and administrative expenses increased approximately $169,000 or 15.9% during the three months ended June 30, 2016, compared to the same period in 2015. The primary increase is due to accruing on a monthly basis for year-end bonuses that management determined would be more than likely to be paid.  These expenses are semi-fixed and do not necessarily correlate to total revenue.  These expenses correlate more to the administrative functions required for the different types of properties.  General and administrative expenses as a percentage of revenue was 15.8% and 13.6% for three months ended June 30, 2016 and 2015. With the sale of the self-storage facilities, which segment was the most administrative intense, we anticipate that our general and administrative expenses will remain fairly constant going forward as we acquire more office, retail and industrial properties.

Depreciation and Amortization. Depreciation and amortization expense totaled approximately $2.5 million for the three months ended June 30, 2016, compared to approximately $1.8 million for the same period in 2015, representing an increase of approximately $700,000 or 38.8%. Depreciation and amortization costs associated with properties acquired during 2015 accounted for substantially all of this increase.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three months ended June 30, 2016, management did not believe any impairment reserve was required.

Interest Expense-Series B preferred stock. The Series B Preferred Stock issued in August 2014 includes a mandatory redemption and therefore is treated as a liability for financial reporting purposes. The dividends paid and accrued and the amortization of the deferred offering costs are considered interest expense. Interest expense, including amortization of the deferred offering costs, totaled $1.6 million for the three months ending June 30, 2016 compared to $817,000 for the same period in 2015. Dividends paid and accrued totaled $1.4 million and $587,000, respectively, and the amortization of the deferred offering costs associated with that transaction totaled $254,000 and $230,000, respectively for the three months ended June 30, 2016 and 2015 and were included in interest expense-Series B preferred stock in the accompanying financial statements. There were 34,700 and 16,600 shares outstanding as of June 30, 2016 and 2015, respectively, resulting in the increase in interest expense.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges, increased by approximately $400,000, or 26.6%, to approximately $1.9 million for the three months ended June 30, 2016 compared to $1.5 million for the same period in 2015. Interest expenses associated with properties acquired subsequent to the second quarter of 2015 totaled $420,000.  The weighted average interest rate on our outstanding debt was 4.7% as of June 30, 2016 compared to 4.8% as of June 30, 2015.

Gain on Sale of Real Estate Assets, net. For the three months ended June 30, 2016, we had a gain from the sale of eleven Model Homes of approximately $382,000 and an $831,000 gain from the sale of a parcel of land and its building at the Yucca Valley Retail Center. For the three months ended June 30, 2015, the Company had gains from the sales of three Model Homes totaling $76,000.

Discontinued Operations. The Company sold 100% of the Sparky’s Self-Storage Portfolio in April 2015.  During the three months ended June 30, 2015, the Company had income from discontinued operations of $4.6 million which included the gain from the sale of $4.7 million.  No similar discontinued operations occurred during the three months ending June 30, 2016.

Income from non-controlling interests.  Loss allocated to non-controlling interests for the three months ended June 30, 2016 totaled approximately $83,000 when compared to the income allocated during the three months ended June 30, 2015 of $21,000.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015.

Our results of operations for the six months ended June 30, 2016 and 2015 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense and depreciation and amortization will significantly increase in future periods as a result of the assets acquired over the last year and as a result of anticipated growth through future acquisitions of real estate related investments.

The following discussion over our results of operations for all properties for the six months ended June 30, 2016, and 2015 relates to continuing operations.

Revenues.  Total revenue was $16.2 million for the six months ended June 30, 2016 compared to $11.0 million for the same period in 2015, an increase of $5.2 million or 47.2%. The increase in rental income as reported for the six-month period in 2016 as compared to 2015 primarily reflects:

•	A net increase in industrial and office properties rental income of $4.3 million as a result of the six property acquisitions made subsequent to the second quarter in 2015.
•	A net increase in rental income due to an early lease termination fee totaling $376,000
•

A net increase in rental income related to same store properties of $803,000 as a result of increases in rental rates.  Same store occupancy remained relatively consistent and at June 30, 2016 and 2015 was 84.7 % and 85.0%, respectively.

•	A net increase in model homes revenues of $200,000 due to an increase in model homes, offset by;
•	A decrease in revenues from the sale of the self-storage facilities of $900,000.

Rental Operating Costs.  Rental operating costs were $5.1 million for the six months ended June 30, 2016 compared to $3.8 million for the same period in 2015, an increase of approximately $1.3 million or 34.2%. Costs associated with properties acquired subsequent to the second quarter of 2015 accounted for substantially all of this increase.  Rental operating costs as a percentage of rental and fee income was 31.8% and 35.8% for the six months ended June 30, 2016 and 2015, respectively. The decrease in rental operating costs as a percentage of revenue for the six-month period is due to the increase in revenues from the termination fee and the increase in rental rates at the same store properties. Rental operating costs as a percentage of revenues would be 33.6% if these revenues were excluded.

General and Administrative Expenses. General and administrative (“G&A”) expenses increased approximately $300,000 or 13.6% during the six months ended June 30, 2016, compared to the same period in 2015. These expenses are semi-fixed and do not necessarily correlate to total revenue.  These expenses correlate more to the administrative functions required for the different types of properties.  General and administrative expenses as a percentage of revenue was 15.2% and 19.6% for six months ended June 30, 2016 and 2015. With the sale of the self-storage facilities, which segment was the most administrative intense, we anticipate that our general and administrative expenses will remain fairly constant going forward as we acquire more office, retail and industrial properties.

Depreciation and Amortization. Depreciation and amortization expense totaled approximately $5.2 million for the six months ended June 30, 2016, compared to approximately $3.7 million for the same period in 2015, representing an increase of approximately $1.5 million or 39.4%. Depreciation and amortization costs associated with properties acquired during 2015 accounted for substantially all of this increase.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the six months ended June 30, 2016, management did not believe any impairment reserve was required.

Interest Expense-Series B preferred stock. The Series B Preferred Stock issued in August 2014 includes a mandatory redemption and therefore is treated as a liability for financial reporting purposes. The dividends paid and accrued and the amortization of the deferred offering costs are considered interest expense. Interest expense, including amortization of the deferred offering costs, totaled $3.1 million for the six months ending June 30, 2016 compared to $1.8 million for the same period in 2015. Dividends paid and accrued totaled $2.6 million and $1.3 million, respectively, and the amortization of the deferred offering costs associated with that transaction totaled $507,000 and $459,000, respectively for the six months ended June 30, 2016 and 2015 and were included in interest expense-Series B preferred stock in the accompanying financial statements. There were 34,700 and 16,600 shares outstanding as of June 30, 2016 and 2015, respectively, resulting in the increase in interest expense.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges, increased by approximately $871,000, or 30.1%, to approximately $3.8 million for the six months ended June 30, 2016 compared to $2.9 million for the same period in 2015. Interest expenses associated with properties acquired subsequent to the second quarter of 2015 totaled $876,000 and was offset by interest savings from refinancing three loans subsequent to the second quarter in 2015.  The weighted average interest rate on our outstanding debt was 4.7% as of June 30, 2016 compared to 4.8% as of June 30, 2015.

Gain on Sale of Real Estate Assets, net. For the six months ended June 30, 2016, we had a gain from the sale of fifteen Model Homes of approximately $557,000 and an $831,000 gain from the sale of a parcel of land and its building at the Yucca Valley Retail Center.  For the six months ended June 30, 2015, the Company had gains from the sales of four Model Homes totaling $154,000 and $1,041,000 million from the sale of a parcel of land and its building at the Yucca Valley Retail Center.

Discontinued Operations. The Company sold 100% of the Sparky’s Self-Storage Portfolio in April 2015.  During the six months ended June 30, 2015, the Company had income from discontinued operations of $4.6 million which included the gain from the sale of $4.7 million.  No similar discontinued operations occurred during the three months ending June 30, 2016.

Income from non-controlling interests.  Loss allocated to non-controlling interests for the six months ended June 30, 2016 totaled approximately $21,000 when compared to the income allocated during the six months ended June 30, 2015 of $1.3 million.  The self-storage portfolio had two properties that were owned in limited partnerships and substantially all of the income allocated to non-controlling interests was due to the gain on sale of the two properties. Approximately $150,000 was attributable to the model home partnerships for the six-month period ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As discussed above under Economic Environment, during 2016, there have been signs of economic improvement and stabilization in the equity markets. We expect the market turbulence could continue in the commercial real estate arena due to the uncertainties previously discussed. We believe that as a result of the trends, new mortgage financing will continue to remain less favorable in terms of loan amount to value as pre-recession days, which may negatively impact our ability to finance future acquisitions. Long-term interest rates remain relatively low by historical standards but we anticipate that interest rates will increase during the next couple years.  On the other hand, we believe the negative trends in the mortgage markets for smaller properties and in some geographic locations have reduced property prices and may, in certain cases, reduce competition for those properties.

Our future sources of liquidity include existing cash and cash equivalents, cash flows from operations, new mortgages on our unencumbered properties, refinancing of existing mortgages, future real estate sales and the possible sale of additional equity/debt securities. Our available liquidity at June 30, 2016 included cash and cash equivalents of $5.5 million, as well as our potential borrowing capacity under potential credit facilities such as a revolving line of credit or from mortgages on unencumbered properties and refinancing of mortgages with low debt to value. We currently do not have a revolving line of credit but have been exploring the possibilities of obtaining such a line of credit. On August 1, 2016 we entered into a financing agreement to refinance the mortgage on our Bismarck office building located in Bismarck, ND.   The new principal balance on the loan will be $4.2 million and it will mature on August 1, 2037.  The loan’s interest rate will reset on the 85th and 169th months of the loan, the interest rate will be 4.02% until the first interest rate reset date.

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

Our short term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements and funding for our distributions to stockholders. During the six months ended June 30, 2016, our principal debt service and the cash portion of the distributions to our common shareholders was $7.7 million, while the net cash provided by our operating activities totaled $1.7 million. The remainder of the short term liquidity needs were covered by our cash and cash equivalents. We believe that the cash flow from our existing portfolio and our recent acquisitions (when operational for the full term) and distributions from joint ventures in Model Home partnerships will be sufficient to fund our near term operating costs, capital expenditures, debt service costs and the cash portion of distributions to stockholders at the current rate. However, if our cash flow from operating activities is not sufficient to fund our short term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness or we will reduce the rate of distribution to the stockholders.

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

Cash and Cash Equivalents

At June 30, 2016, we had approximately $5.5 million in cash and cash equivalents.  Our cash and cash equivalents are held in bank accounts at third party institutions and consist of invested cash and cash in our operating accounts.  During 2016 and 2015, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $2.0 million of our cash balance is intended for capital expenditures on existing properties (net of deposits held in reserve accounts by our lenders). We intend to use the remainder of our existing cash and cash equivalents for acquisitions, general corporate purposes and distributions to our stockholders.

Secured Debt

As of June 30, 2016, NetREIT had fixed-rate mortgage notes payable in the aggregate principal amount of $136.4 million, collateralized by a total of 22 properties with loan terms at issuance ranging from 3 to 10 years.  The weighted-average interest rate on the mortgage notes payable as of June 30, 2016 was approximately 4.7%, and our debt to book value and estimated market value on these properties was approximately 70%.

As of June 30, 2016, NetREIT Dubose, and related entities, had 74 fixed-rate mortgage notes payable in the aggregate principal amount of $12.5 million, collateralized by a total of 74 Model Home properties. These loans generally have a term at issuance of three to five years.  The average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $171,000 and 4.5%, respectively as of June 30, 2016. Our debt to estimated value on these properties is approximately 56%. The Company has guaranteed these promissory notes.

Despite the disruptions in the debt market discussed in "Overview" above, we have been able to refinance maturing debts before scheduled maturity dates and we have also not experienced any unusual difficulties financing our acquisitions.

Cash Flows for the six months ended June 30, 2016 and June 30, 2015.

Operating Activities: Net cash provided in operating activities for the six months ended June 30, 2016 increased by approximately $2.7 to $1.7 million from net cash used of $1.0 million, primarily due to the net cash flow from the six acquisitions that occurred between August and December 2015 and the $376,000 early lease termination fee received during the six months ended June 30, 2016.

Investing Activities: Net cash used in investing activities during the six months ended June 30, 2016 was $3.2 million compared to $24.3 million of cash provided by in the same period in 2015. During the six months ended June 30, 2016 we purchased twenty-five model homes for $7.8 million and received proceeds from the sales of fifteen model homes totaling $4.4 million and sold a parcel of land and its building for $1.5 million. During the six months ended June 30, 2015, the Company sold all of its self-storage facilities and received $36 million which was offset by purchases of Model Homes for approximately $5.7 million.

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

Financing Activities:   Net cash provided by financing activities during the six months ended June 30, 2016 was $383,000 compared to cash used of $16.8 million for the same period in 2015 primarily due to the pay off the mortgages in connection with the sale of the self-storage facilities of $16.9 million.

Off-Balance Sheet Arrangements

As of June 30, 2016, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

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

The following table presents our FFO and MFFO for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(911,425)	$2,971,187	$(2,015,386)	$1,009,146
Adjustments:
Income attributable to noncontrolling interests	83,039	1,186,012	21,356	1,318,526
Depreciation and amortization (including discontinued operations)	2,499,630	1,814,786	5,159,161	3,841,978
Gain on sale of real estate assets (including discontinued operations)	(1,213,060)	(5,846,656)	(1,388,545)	(5,925,152)
FFO	$458,184	$125,329	$1,776,586	$244,498
Straight line rent adjustment	(199,670)	(116,474)	(402,452)	(184,261)
Amortization of above and below market leases, net	(67,415)	33,907	(141,005)	67,231
Amortization of restricted stock compensation	129,534	118,774	259,068	237,547
Amortization of financing costs	377,696	480,721	735,307	621,036
Real estate acquisition costs	17,452	56,616	27,091	86,887
MFFO	$715,781	$698,873	$2,254,595	$1,072,938

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

Same-Property Operating Results for the three and six months ending June 30, 2016 and 2015.

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

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2016	2015	$	%	2016	2015	$	%
Rental revenues	$5,076,289	$5,006,423	$69,866	1.4%	$10,899,971	$10,097,091	$802,880	8.0%
Rental operating costs	1,880,105	1,915,587	(35,482)	(1.9)%	3,662,341	3,932,702	(270,361)	(6.9)%

Net operating income	$3,196,184	$3,090,836	$105,348	3.4%	$7,237,630	$6,164,389	$1,073,241	17.4%

Operating Ratios:
Number of same properties	26	26			26	26
Same-property occupancy, end of period	84.7%	85.0%		-0.3%	84.7%	85.0%		-0.3%
Same-properties operating costs as a percentage of total revenues	37.0%	38.3%		(1.2)%	33.6%	38.9%		(5.3)%

Overview

Same-store property net operating income (“NOI”) increased for the three months ended June 30, 2016 as compared to the corresponding period in 2015 as evidenced by the increase in rental revenues of 1.4 % and NOI of 3.4%. The increase was due to an increase in rental rates. Same-store property NOI increased for the six months ended June 30, 2016 as compared to the corresponding period in 2015 as evidenced by the increase in rental revenues of 8% and NOI of 17.4%.  The improvement in rental revenues was partially due to a lease termination fee of approximately $376,000 and the remainder of the increase was due to increases in rental rates.  Rental operating costs were consistent for the three months ended June 30, 2016 when compared to the same period in 2015, Rental operating costs decreased approximately $270,000 or 6.9% for the six months ended June 30, 2016 primarily due to a decrease in snow removal of approximately $125,000 and bad debt recovery of approximately $80,000 during the six months ended June 30, 2016 when compared to the same period in 2015.

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

During the quarter ended June 30, 2016, we signed 30 leases (7 new leases and 23 renewals) for a total of 97,547 square feet of comparable space leases, at an average rental rate increase of 11.0% on a cash basis and an average rental increase of 27.2% on a straight-line basis. New office leases for comparable spaces were signed for 8,792 square feet at an average rental rate increase of 9.4% on a cash basis and an average rental rate increase of 12.4 % on a straight-line basis. Renewals for comparable office spaces were signed for 88,755 square feet at an average rental rate increase of 11.2% on a cash basis and increase of 29.4% on a straight-line basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

31.2

Certification of the Company's Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

31.3

Certification of the Company's Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

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

Date: August 9, 2016	NetREIT, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

By:	/s/ Grant Harbert
Name:	Grant Harbert
Title:	Chief Financial Officer

By:	/s/ Heather L. Pittard
Name:	Heather L. Pittard
Title:	Principal Accounting Officer