Form 10-Q
period 2016-09-30
NETREIT, INC.
filed 2016-11-09
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

At November 8, 2016, registrant had issued and outstanding 17,382,264 shares of its common stock, $0.01 par value.

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

NetREIT, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$50,122,792	$49,965,418
Buildings and improvements	184,971,050	177,360,584
Tenant improvements	21,063,947	19,876,549
Lease intangibles	13,811,291	13,845,100
Real estate assets and lease intangibles, cost	269,969,080	261,047,651
Accumulated depreciation and amortization	(33,966,257)	(29,961,472)
Real estate assets and lease intangibles, net	236,002,823	231,086,179
Cash and cash equivalents	4,703,000	6,626,423
Restricted cash	3,766,913	6,759,786
Deferred leasing costs, net	1,824,555	1,483,014
Goodwill	2,423,000	2,423,000
Other assets, net	5,550,102	5,895,991
TOTAL ASSETS	$254,270,393	$254,274,393

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$152,721,661	$142,638,401
Accounts payable and accrued liabilities	6,838,627	7,458,761
Accrued real estate taxes	1,927,884	2,401,770
Dividends payable	1,155,498	1,063,454
Below-market leases, net	1,808,531	2,154,479
Mandatorily redeemable Series B Preferred Stock, net, $0.01 par value, $1,000 liquidating preference; shares authorized: 35,000; 32,700 and 35,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively, net	31,854,669	33,393,871
Total liabilities	196,306,870	189,110,736

Commitments and contingencies

Equity:
Common stock series A, $0.01 par value, shares authorized: 100,000,000; 17,382,264 and 17,202,228 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	173,823	172,023
Additional paid-in capital	148,451,070	146,712,853
Dividends in excess of accumulated losses	(103,061,517)	(93,821,328)
Total stockholders' equity before noncontrolling interest	45,563,376	53,063,548
Noncontrolling interest	12,400,147	12,100,109
Total equity	57,963,523	65,163,657
TOTAL LIABILITIES AND EQUITY	$254,270,393	$254,274,393

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$7,693,017	$6,007,567	$23,602,360	$16,747,951
Fee and other income	160,616	104,035	489,565	327,745
	7,853,633	6,111,602	24,091,925	17,075,696

Costs and expenses:
Rental operating costs	2,576,781	1,902,454	7,635,145	5,742,548
General and administrative	1,252,299	1,167,374	3,715,029	3,308,560
Depreciation and amortization	2,564,211	1,884,193	7,723,372	5,560,525
Total costs and expenses	6,393,291	4,954,021	19,073,546	14,611,633

Other income (expense):
Interest expense-Series B preferred stock	(1,443,960)	(1,160,106)	(4,546,687)	(2,924,697)
Interest expense-mortgage notes	(1,879,780)	(1,470,631)	(5,641,296)	(4,361,654)
Interest and other income	9,892	26,220	78,224	61,976
Gain on sales of real estate	732,908	10,858	2,121,453	1,205,612
Impairment of real estate asset	(700,000)	-	(700,000)	-
Income tax expense	(87,898)	(14,340)	(232,598)	(167,068)
Total other expense, net	(3,368,838)	(2,607,999)	(8,920,904)	(6,185,831)

Loss from continuing operations	(1,908,496)	(1,450,418)	(3,902,525)	(3,721,768)

Discontinued operations
Gain on the sale of real estate	-	-	-	4,730,398
Loss from discontinued operations, net	-	-	-	(131,375)
Income from discontinued operations	-	-	-	4,599,023

Net (loss) income	(1,908,496)	(1,450,418)	(3,902,525)	877,255

Less: Income attributable to noncontrolling interests	(81,534)	(96,116)	(102,890)	(1,414,642)

Net loss attributable to NetREIT, Inc. common stockholders	$(1,990,030)	$(1,546,534)	$(4,005,415)	$(537,387)

Basic and diluted loss per common share
Continuing operations	$(0.11)	$(0.08)	$(0.23)	$(0.22)
Discontinued operations	$-	$-	$-	$0.27
Loss per common share	$(0.11)	$(0.09)	$(0.23)	$(0.03)
Weighted average number of common shares outstanding - basic and diluted	17,353,033	17,073,986	17,286,439	16,979,533

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

For the Nine months Ended September 30, 2016

(Unaudited)

				Dividends
			Additional	In Excess of	Total	Non-
	Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2015	17,202,228	$172,023	$146,712,853	$(93,821,328)	$53,063,548	$12,100,109	$65,163,657
Net loss	-	-	-	(4,005,415)	(4,005,415)	102,890	(3,902,525)
Dividends declared/reinvested	190,661	1,906	1,793,134	(5,234,774)	(3,439,734)	-	(3,439,734)
Common stock repurchased	(10,625)	(106)	(54,917)	-	(55,023)	-	(55,023)
Contributions received from noncontrolling interests, net of distributions paid	-	-	-	-	-	197,148	197,148
Balance, September 30, 2016	17,382,264	$173,823	$148,451,070	$(103,061,517)	$45,563,376	$12,400,147	$57,963,523

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net (loss) income	$(3,902,525)	$877,255
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	7,723,372	5,560,525
Depreciation and amortization from discontinued operations	-	165,646
Stock compensation	388,602	350,014
Bad debt expense	(54,405)	-
Gain on sale of real estate assets, net	(2,121,453)	(5,936,010)
Impairment of real estate asset	700,000	-
Amortization of financing costs	1,081,520	941,836
Amortization of above-market leases	139,417	161,163
Amortization of below-market leases	(345,948)	(94,196)
Changes in operating assets and liabilities:
Other assets	339,618	(696,214)
Accounts payable and accrued liabilities	303,042	495,730
Accrued real estate taxes	(473,886)	217,193
Net cash provided by operating activities	3,777,354	2,042,942

Cash flows from investing activities:
Real estate acquisitions	(15,774,855)	(42,528,263)
Buildings and tenant improvements	(3,713,626)	(2,354,988)
Additions to deferred leasing costs	(710,721)	(332,927)
Proceeds received from sale of real estate assets	8,560,357	37,101,304
Restricted cash	2,992,873	(2,502,108)
Net cash used in investing activities	(8,645,972)	(10,616,982)

Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	18,979,585	33,277,918
Repayment of mortgage notes payable	(9,217,047)	(29,723,904)
Repayment of mandatorily redeemable preferred stock	(2,300,000)	-
Proceeds from issuance of common stock	-	49,999
Proceeds from issuance of mandatorily redeemable preferred stock, net of offering costs	-	13,400,000
Contributions received from noncontrolling interests in excess of distributions paid	197,148	(63,359)
Repurchase of common stock	(55,023)	(147,774)
Series B accrued interest	(1,311,778)	583,189
Dividends paid to stockholders	(3,347,690)	(3,291,978)
Net cash provided by financing activities	2,945,195	14,084,091

Net (decrease) increase in cash and cash equivalents	(1,923,423)	5,510,051
Cash and cash equivalents - beginning of period	6,626,423	5,636,002
Cash and cash equivalents - end of period	$4,703,000	$11,146,053
Supplemental disclosure of cash flow information:
Interest paid Series B preferred stock	$5,080,417	$2,244,411
Interest paid-mortgage notes payable	$5,449,481	$4,542,269
Non-cash investing and financing activities:
Reinvestment of cash dividends	$1,795,040	$2,009,916
Accrual of dividends payable	$1,155,498	$1,063,454

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2016

1. ORGANIZATION

Organization. NetREIT (the “Company”) was incorporated in the State of California in January 1999 for the purpose of investing in real estate properties. Effective August 2010, NetREIT merged into NetREIT, Inc., a Maryland Corporation, with NetREIT, Inc. becoming the surviving Corporation. As a result of the merger, NetREIT is now incorporated in the State of Maryland. The Company qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and commenced operations with capital provided by its private placement offering of its equity securities in 1999. The Company’s portfolio includes the following properties:

•	Seventeen office buildings and two industrial properties (“Office/Industrial Properties”) which total approximately 1,500,000 rentable square feet,
•	Six retail shopping centers (“Retail Properties”) which total approximately 236,000 rentable square feet, and
•	Ninety-three Model Homes owned by four affiliated limited partnerships and one limited liability company (“Residential Properties”).

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

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, for federal income tax purposes. To qualify as a REIT, the Company must distribute annually at least 90% of adjusted taxable income, as defined in the Code, to its stockholders and satisfy certain other organizational and operating requirements. As a REIT, no provision is made for federal income taxes on income resulting from those sales of real estate investments which have or will be distributed to stockholders within the prescribed limits. However, taxes are provided for those gains which are not anticipated to be distributed to stockholders unless such gains are deferred pursuant to Section 1031. In addition, the Company is subject to a federal excise tax which equals 4% of the excess, if any, of 85% of the Company’s ordinary income plus 95% of the Company’s capital gain net income over cash distributions, as defined. The Company believes that it has met all of the REIT distribution and technical requirements for the three and nine months ending September 30, 2016.

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and tax deprecation methods used to compute the carrying value (basis) on the investments in properties for tax purposes, among other things. During the nine months ended September 30, 2016 and 2015, all distributions paid were considered return of capital to the stockholders as we reported a taxable net loss during the period.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed any significant interest or penalties for tax positions by any major tax jurisdictions.

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015. During the nine months ended September 30, 2016  we adopted guidance for reporting debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  For further information about the Company’s accounting policies, refer to the

Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”).

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statement and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the nine months ended September 30, 2016 and 2015, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The condensed consolidated balance sheet at year ended December 31, 2015 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the SEC on March 18, 2016.

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

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three months ended September 30, 2016, management estimated that the fair market value of World Plaza property was below the carrying value and an impairment of approximately $700,000 was recorded.

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

3. RECENT REAL ESTATE TRANSACTIONS

During the nine months ended September 30, 2016, the Company acquired forty-six Model Home properties in Texas, Utah and Florida and leased them back to the homebuilders. The purchase price for the properties was $15.8 million. The purchase price was paid through cash payments of $4.8 million and promissory notes of $11.0 million.

The Company allocated the purchase price of the properties acquired during the nine months ended September 30, 2016 as follows:

		Buildings	Total
	Land	and Other	Purchase Price
Model Homes Properties	$2,142,195	$13,632,660	$15,774,855

During the nine months ended September 30, 2016, the Company disposed of seventeen Model Home properties. The sales price aggregated to approximately $5.1 million and approximately $1.8 million in mortgage notes payable were repaid in connection with these sales. The Company recognized a gain of $622,000 related to the sale of these Model Homes.

On July 15, 2016, the Company sold the Havana Parker Complex for approximately $3.3 million and recognized a gain of approximately $668,000.

On June 7, 2016, the Company sold a parcel of land and its building at the Yucca Valley Retail Center for approximately $1.3 million and recognized a gain of approximately $831,000.

During the nine months ended September 30, 2015, the Company disposed of five Model Home properties. The sales price aggregated to approximately $1.5 million and approximately $702,000 in mortgage notes payable were repaid in connection with these sales. The Company recognized a gain of $156,000 related to the sale of these Model Homes.

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

4. REAL ESTATE ASSETS

A summary of the properties owned by the Company as of September 30, 2016 is as follows:

			Real estate
	Date		assets, net
Property Name	Acquired	Location	(in thousands)
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	11,608
World Plaza	September 2007	San Bernardino, California	5,805
Regatta Square	October 2007	Denver, Colorado	1,832
Executive Office Park	July 2008	Colorado Springs, Colorado	8,210
Waterman Plaza	August 2008	San Bernardino, California	5,786
Pacific Oaks Plaza	September 2008	Escondido, California	4,170
Morena Office Center	January 2009	San Diego, California	5,132
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	2,302
Genesis Plaza	August 2010	San Diego, California	8,764
Dakota Bank Buildings	May 2011	Fargo, North Dakota	10,237
Yucca Valley Retail Center	September 2011	Yucca Valley, California	6,790
Port of San Diego Complex	December 2011	San Diego, California	14,205
Shoreline Medical Building	May 2012	Half Moon Bay, California	5,821
The Presidio	November 2012	Aurora, Colorado	6,669
Bismarck	March 2014	Fargo, ND	5,298
Union Terrace Building	August 2014	Lakewood, Colorado	8,520
Centennial Tech Center	December 2014	Colorado Springs, Colorado	14,361
Arapahoe Service Center	December 2014	Centennial, Colorado	11,352
Union Town Center	December 2014	Colorado Springs, Colorado	10,639
West Fargo Industrial	August 2015	Fargo, North Dakota	7,677
300 N.P.	August 2015	Fargo, North Dakota	3,791
Research Parkway	August 2015	Colorado Springs, Colorado	2,801
One Parke Center	August 2015	Westminster, Colorado	8,583
Highland Court	August 2015	Centennial, Colorado	12,679
Shea Center II	December 2015	Highlands Ranch, Colorado	24,726
NetREIT, Inc properties			207,758
Model Home properties	2011-2016	AZ, CA, FL, IL, NC, NJ, PA, SC, TX, UT, WI	28,245
	Total real estate assets and lease intangibles, net		$236,003

Geographic Diversification Table

The following tables show a list of properties owned as of September 30, 2016, grouped by state where each is located.NetREIT, Inc. properties:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent

California	8	436,022	25.1%	$6,673,885	29.5%
Colorado	13	897,083	51.7%	12,352,413	54.6%
North Dakota	4	401,461	23.1%	3,593,589	15.9%
Total	25	1,734,566	100.0%	$22,619,887	100.0%

Model Home properties:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate of Aggregate % Annual Rent
Arizona	2	4,618	1.7%	$50,220	2.0%
California	2	4,563	1.7%	42,456	1.7%
Florida	12	35,183	12.9%	394,800	15.8%
Illinois	4	11,876	4.4%	130,476	5.2%
New Jersey	4	10,379	3.8%	101,820	4.1%
North Carolina	1	2,929	1.1%	16,200	0.7%
Pennsylvania	19	53,194	19.6%	572,772	23.0%
South Carolina	2	5,193	1.9%	38,832	1.6%
Texas	42	128,949	47.4%	987,624	39.6%
Utah	3	9,918	3.6%	99,816	4.0%
Wisconsin	2	5,016	1.8%	55,992	2.2%
Total	93	271,818	100.0%	$2,491,008	100.0%

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	September 30, 2016			December 31, 2015
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$6,872,980	$(3,557,650)	$3,315,330	$6,903,882	$(2,647,002)	$4,256,880
Leasing costs	4,813,951	(2,346,219)	2,467,732	4,816,858	(1,766,578)	3,050,280
Above-market leases	2,124,360	(1,555,179)	569,181	2,124,360	(1,415,762)	708,598
	$13,811,291	$(7,459,048)	$6,352,243	$13,845,100	$(5,829,342)	$8,015,758

The net value of acquired intangible liabilities was $1,808,531 and $2,154,479 relating to below-market leases as of September 30, 2016 and December 31, 2015, respectively.

Aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

Three months remaining in 2016	$490,377
Years ending December 31:
2017	1,652,598
2018	1,132,151
2019	913,421
2020	708,769
Thereafter	1,454,927
Total	$6,352,243

The weighted average amortization of the intangible assets as of September 30, 2016 is 4.0 years.

6. OTHER ASSETS

Other assets consist of the following:

	September 30,	December 31,
	2016	2015
Deferred rent receivable	$2,711,652	$2,097,623
Raw land	900,000	900,000
Prepaid expenses, deposits and other	724,199	758,173
Other intangibles, net	475,857	536,533
Accounts receivable, net	422,020	683,446
Notes receivable	316,374	920,216
Total other assets	$5,550,102	$5,895,991

7.  MORTGAGE NOTES PAYABLE

Mortgage notes payable consisted of the following:

		Principal as of
		September 30,	December 31,	Loan	Interest
Mortgage note property	Notes	2016	2015	Type	Rate (1)	Maturity
Havana/Parker Complex		$-	$2,500,000	Fixed	6.51%	7/1/2016
Rangewood Medical Office Building		975,614	1,027,085	Fixed	4.95%	1/1/2019
Regatta Square		1,158,867	1,183,473	Fixed	4.95%	1/1/2019
Port of San Diego Complex		9,919,557	10,097,726	Fixed	4.75%	3/5/2020
Garden Gateway Plaza		6,670,627	6,799,229	Fixed	5.00%	4/5/2020
West Fargo Industrial		4,451,585	4,500,000	Fixed	4.79%	8/4/2020
Morena Office Center	(2)	2,241,241	2,289,899	Fixed	4.50%	1/1/2021
Waterman Plaza		3,961,980	-	Fixed	4.25%	4/29/2021
Pacific Oaks Plaza	(4)	1,523,796	1,556,891	Fixed	4.50%	6/1/2021
Shoreline Medical Building	(2)	3,633,916	3,727,569	Fixed	5.10%	6/1/2022
Highland Court		6,862,009	6,958,147	Fixed	3.82%	8/28/2022
Dakota Bank Buildings		10,721,583	10,825,201	Fixed	4.74%	7/6/2024
Union Terrace Building		6,583,413	6,600,000	Fixed	4.50%	9/5/2024
The Presidio		6,000,000	6,000,000	Fixed	4.54%	12/1/2024
Centennial Tech Center		10,117,383	10,237,591	Fixed	4.34%	1/5/2025
Arapahoe Service Center		8,500,000	8,500,000	Fixed	4.34%	1/5/2025
Union Town Center		8,440,000	8,440,000	Fixed	4.28%	1/5/2025
Yucca Valley Retail Center		6,000,000	6,000,000	Fixed	4.30%	4/11/2025
Executive Office Park	(3)	4,250,951	4,307,975	Fixed	5.80%	7/1/2025
Genesis Plaza		6,500,000	6,500,000	Fixed	4.65%	8/25/2025
One Parke Centre		6,610,000	6,610,000	Fixed	4.77%	9/5/2025
Shea Center II		17,727,500	17,727,500	Fixed	4.92%	1/5/2026
Bismarck Office Building	(6)	4,183,681	3,252,016	Fixed	4.02%	8/1/2037
Subtotal, NetREIT, Inc. properties		137,033,703	135,640,302		4.71%
Model Home mortgage notes		17,645,554	9,050,268	Fixed	(5)	2016-2020
Mortgage Notes Payable		$154,679,257	$144,690,570
Unamortized loan costs		(1,957,596)	(2,052,169)
Mortgage Notes Payable, net		$152,721,661	$142,638,401

(1)  Interest rates as of September 30, 2016.

(2)  Interest rate subject to resetting on the 6th loan anniversary.

(3)  Interest rate is subject to reset on July 1, 2018.

(4)  Interest rate is subject to reset on April 28, 2017.

(5)  Each Model Home has a standalone mortgage note at interest rates ranging from 3.8% to 5.8% per annum (at September 30, 2016).

(6)  Interest rate is subject to reset on September 1, 2023 and on September 1, 2030.

The Company is in compliance with all conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable were as follows as of September 30, 2016:

	NetREIT, Inc.	Model Homes	Principal
	Notes Payable	Notes Payable	Payments
Three months remaining in 2016	$468,710	$195,219	$663,929
Years ending December 31:
2017	1,988,406	1,683,267	$3,671,673
2018	6,205,722	1,257,511	$7,463,233
2019	3,120,199	12,015,181	$15,135,380
2020	2,536,094	2,494,376	$5,030,470
Thereafter	122,714,572	-	$122,714,572
Total	$137,033,703	$17,645,554	$154,679,257

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

The Series B preferred stock has a $0.01 par value and a $1,000 liquidation preference. The Series B preferred stock shall be redeemed through a cash payment of the face value of the shares outstanding at redemption. The preferred return on the funds invested is 14% and shall be paid on a monthly basis. The Series B Preferred Stock is scheduled to be redeemed by the third anniversary of the closing dates; however, the Company has two one year options to extend the redemption date. The Company incurred approximately $3.1 million in legal and underwriting costs related to this transaction. These costs have been recorded as deferred financing costs on the accompanying consolidated balance sheets as a direct deduction from the carrying amount of that debt liability and are being amortized over the term of the agreement. Amortization expense totaling approximately $254,000 and $241,000 was included in interest expense for the three months ended September 30, 2016 and 2015, respectively, and amortization expense totaling $508,000 and $700,000 was included in interest expense for the nine months ended September 30, 2016 and 2015, in the accompanying consolidated statement of operations. The unamortized deferred stock costs totaled $845,000 and $1.6 million as of September 30, 2016 and December 31, 2015, respectively.

During the nine months ending September 30, 2016, the Company redeemed 2,300 shares of its Series B preferred stock for $2.3 million. As of September 30, 2016, the remaining outstanding share balance was 32,700.  Scheduled payments of $14.3 million are due in 2017 with two one year options to extend the redemption date.  Scheduled payments of $18.4 million are due in 2018 with two one year options to extend the redemption date.

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

Cash Dividends. During the nine months ended September 30, 2016 and 2015 the Company paid cash dividends, net of reinvested stock dividends, of approximately $3,348,000 and $3,292,000, respectively, or at a rate of $0.40 per share on an annualized basis.  As the Company reported net taxable losses in both of these periods, and on a cumulative basis, the cash dividends paid are expected to be a return of capital to the stockholders rather than a distribution of earnings.

Dividend Reinvestment Plan. The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of Company common stock. The Company has registered 3,000,000 shares of common stock pursuant to the dividend reinvestment plan. The dividend reinvestment plan became effective on January 23, 2012. The purchase price per share is 95% of the price the Company was formerly selling its shares or $9.50 per share. No sales commission or dealer manager fee will be paid on shares sold through the dividend reinvestment plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all Participants at least thirty (30) days prior to such record date. As of September 30, 2016 approximately $15.7 million or approximately 1,657,454 shares of common stock have been issued under the dividend reinvestment plan to date.

10.  RELATED PARTY TRANSACTIONS

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to entities 100% owned by the Company’s Chairman and Chief Executive Officer. Rental income recorded for the three months ended September 30, 2016 and 2015 totaled $7,000 and $7,000, respectively.  Rental income recorded for the nine months ended September 30, 2016 and 2015 totaled $21,000 and $21,000, respectively.

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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Office/Industrial Properties:
Rental income	$6,135,845	$4,715,807	$19,166,498	$13,075,111
Property and related expenses	(2,151,461)	(1,679,926)	(6,510,789)	(4,885,154)
Net operating income, as defined	3,984,384	3,035,881	12,655,709	8,189,957
Residential Properties:
Rental income	548,260	414,286	1,555,405	1,117,616
Property and related expenses	(25,061)	(15,530)	(94,142)	(50,377)
Net operating income, as defined	523,199	398,756	1,461,263	1,067,239
Retail Properties:
Rental income	1,100,623	981,509	3,277,619	2,952,646
Property and related expenses	(331,354)	(206,998)	(937,811)	(876,694)
Net operating income, as defined	769,269	774,511	2,339,808	2,075,952
Self-Storage Properties (discontinued operations):
Rental income	-	-	-	1,052,266
Property and related expenses	-	-	-	(1,183,641)
Net operating income, as defined	-	-	-	(131,375)
Reconciliation to net (loss) income:
Total net operating income, as defined, for reportable segments	5,276,852	4,209,148	16,456,780	11,201,773
General and administrative expenses	(1,340,197)	(1,181,714)	(3,947,627)	(3,475,628)
Depreciation and amortization	(2,564,211)	(1,884,193)	(7,723,372)	(5,560,525)
Interest expense	(3,323,740)	(2,630,737)	(10,187,983)	(7,286,351)
Interest income	9,892	26,220	78,224	61,976
Gain on sale of real estate	732,908	10,858	2,121,453	5,936,010
Impairment of real estate	(700,000)	-	(700,000)	-
Net (loss) income	$(1,908,496)	$(1,450,418)	$(3,902,525)	$877,255

	September 30,	December 31,
Assets by Reportable Segment:	2016	2015

Office/Industrial Properties:
Land, buildings and improvements, net (1)	$174,104,070	$181,776,776
Total assets (2)	$179,906,501	$187,198,961
Residential Properties:
Land, buildings and improvements, net (1)	$28,245,137	$13,914,168
Total assets (2)	$28,562,498	$14,395,904
Retail Properties:
Land, buildings and improvements, net (1)	$33,653,616	$35,395,235
Total assets (2)	$34,573,877	$36,747,069
Reconciliation to Total Assets:
Total assets for reportable segments	$243,042,876	$238,341,934
Other unallocated assets:
Cash and cash equivalents	4,703,000	6,626,423
Other assets, net	6,524,517	9,306,036
Total Assets	$254,270,393	$254,274,393

(1)  Includes lease intangibles and the land purchase option related to property acquisitions.

(2)  Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other      related intangible assets, all shown on a net basis.

Capital Expenditures by Reportable Segment
	For the Nine Months Ended September 30,
	2016	2015
Office/Industrial Properties:
Acquisition of operating properties	$-	$33,958,263
Capital expenditures and tenant improvements	3,629,586	2,313,655

Residential Properties:
Acquisition of operating properties	15,774,855	5,720,000

Retail Properties:
Acquisition of retail properties	-	2,850,000
Capital expenditures and tenant improvements	84,040	41,333

Totals:
Acquisition of operating properties, net	15,774,855	42,528,263
Capital expenditures and tenant improvements	3,713,626	2,354,988
Total real estate investments	$19,488,481	$44,883,251

12. SUBSEQUENT EVENTS

On October 26, 2016, the Company entered into a purchase and sell agreement to sell its Shoreline Medical Building for $8.2 million. The sale is expected to close during the first quarter of 2017.

On November 4, 2016 the Company closed on a mortgage note on the Research Parkway Building located in Colorado Springs, CO.  The principal balance on the loan is $2.0 million and will mature on January 5, 2025.  The note bears interest at a fixed rate of 3.94%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our financial statements and should be read in conjunction with the financial statements, footnotes and to Cautionary Statements appearing elsewhere in this report.

OVERVIEW

The Company operates as a self-managed and self-administered real estate investment trust, or REIT.  The Company acquires, owns and manages a geographically diversified portfolio of real estate assets including industrial, office, retail and model home leased residential properties located throughout the United States. As of September 30, 2016, the Company owned or had an equity interest in:

•	Seventeen multi-tenant office buildings and two industrial properties (“Office Properties”) which total approximately 1,500,000 rentable square feet,
•	Six retail shopping centers (“Retail Properties”) which total approximately 236,000 rentable square feet, and
•	Ninety-three Model Homes owned by four affiliated limited partnerships and one limited liability company (“Residential Properties”).

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

SIGNIFICANT TRANSACTIONS IN 2016 AND 2015

Preferred Stock Financing - In August 2014, we entered into an offering of our Series B Preferred Stock. The financing was funded in installments with the last installment on December 24, 2015. We issued 35,000 shares of our Series B Preferred Stock for $35 million during 2014 and 2015. These shares have a $0.01 par value and a $1,000 per share liquidation preference. The Series B Preferred Stock shall be redeemed through a cash payment equal to the face value of the shares outstanding at redemption. The dividend rate on these funds is 14% and is paid on a monthly basis. The Company redeemed 2,300 shares during the nine months ending September 30, 2016 for $2.3 million. As of September 30, 2016, the remaining outstanding share balance was 32,700.  The proceeds of this financing were used for property acquisitions approved by the Series B Preferred investor. The Series B Preferred Stock is scheduled to be redeemed by the third anniversary of the issuance date; however, we can extend the redemption date by up to two additional years. Due to the redeemable requirement of the stock, the dividends paid are treated as interest expense for GAAP reporting.

Acquisitions - We acquired the following properties during the nine months ended September 30, 2016 and the year ended December 31, 2015:

•

During the nine months ended September 30, 2016, the Company acquired forty-six Model Home properties in Texas, Utah and Florida and leased them back to the homebuilders. The purchase price for the properties was $15.8 million. The purchase price paid was through cash payments of $4.8 million and promissory notes of $11.0 million.

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

•

During the nine months ended September 30, 2015, the Company acquired seventeen Model Home properties in Illinois, Florida, South Carolina and Pennsylvania and leased them back to the homebuilders. The purchase price for the properties was $5.7 million. The purchase price paid was through cash payments of $2.3 million and promissory notes of $3.4 million.

Dispositions - We review our portfolio of investment properties for value appreciation potential on an ongoing basis, and dispose of any properties that no longer satisfy our requirements in this regard. The proceeds from any such property sale, after repayment of any associated mortgage, are available for investing in properties that we believe will have a much greater likelihood of future price appreciation.

•

During the nine months ended September 30, 2016, the Company disposed of seventeen Model Home properties. The sales price aggregated to approximately $5.1 million and approximately $1.8 million in mortgage notes payable were repaid in connection with these sales. The Company recognized a gain of approximately $622,000 related to the sale of these Model Homes.

•	On July 15, 2016, the Company sold the Havana Parker Complex for approximately $3.3 million and recognized a gain of approximately $668,000.
•	On June 7, 2016, the Company sold a parcel of land and its building at the Yucca Valley Retail Center for approximately $1.3 million and recognized a gain of approximately $831,000.
•

During the nine months ended September 30, 2015, the Company disposed of five Model Home properties. The sales price, net of selling costs, aggregated to approximately $1.5 million and approximately $702,000 in mortgage notes payable were repaid in connection with these sales. The Company recognized a gain of $156,000 related to the sale of these Model Homes.

•

On April 10, 2015, the Company sold all seven of the Sparky’s Self Storage facilities as a package for a net sales price of $34 million that had been acquired during 2007 through 2013, resulting in a gain on sale of approximately $4.7 million.  These properties were presented as discontinued operations on the condensed consolidated balance sheet as of December 31, 2015 and as discontinued operations on the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015.  The net proceeds from the sale after selling costs and payment of associated mortgages were approximately $17 million.  Approximately $3.3 million was used to pay off a loan, bearing an interest rate of 6.5% that was scheduled to mature on September 1, 2015, on the Waterman property, $3.9 million was used to acquire the office building in Fargo, North Dakota, $2.9 million was used to acquire the retail building in Colorado, Springs and $2.4 million was used to acquire the office building in Centennial, Colorado and the remainder is included in cash and restricted cash on the balance sheet as of September 30, 2016.

ECONOMIC ENVIRONMENT

The US economic data in the third quarter continued to accelerate at a moderate pace. Economic readings for Retail Sales and the ISM Non-Manufacturing Index showed signs of improvement. The employment data has remained strong with good job growth, however, meager wage and salary growth has been a detriment.  Vacancy rates for commercial real estate have decreased, however, the secondary markets are still higher than pre-recession levels.  Rental rates have increased in many primary and secondary markets.   Corporate earnings and stock market investment have rebounded.

The significance of the U.S. Dollar in the global economy, the size of the U.S. debt and uncertainty of servicing such debt seems to be the biggest concern for continued economic recovery. The impact of the current global market instability and recent events in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations are inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions.  With the recent political instability in the United States and in Europe it appears the United States Federal Reserve Bank will have to patiently wait to raise interest rate.  The effect of increased interest rates on Real Estate Investment Trusts is a much debated topic at this time.  However, in the past when interest rates increased it has been a sign of a better economy that allowed for rental rates to increase mitigating the effect on REIT’s.  Adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015.

Our results of operations for the three months ended September 30, 2016 and 2015 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense and depreciation and amortization will significantly increase in future periods as a result of the assets acquired over the last year and as a result of anticipated growth through future acquisitions of real estate related investments.

The following discussion over our results of operations for all properties for the three months ended September 30, 2016 and 2015 relates to continuing operations.

Revenues.  Total revenue was $7.9 million for the three months ended September 30, 2016 compared to $6.1 million for the same period in 2015, an increase of $1.8 million or 29.5%. The increase in rental income as reported for the three month period in 2016 as compared to 2015 is due to a net increase in industrial and office properties rental income of $1.6 million as a result of the six property acquisitions made during the third and fourth quarters of 2015. The remaining increase is due to an increase in same store occupancy and rental rate increases. Same store occupancy was at 91.4% and 86.6% as of September 30, 2016 and 2015, respectively.

Rental Operating Costs.  Rental operating costs were $2.6 million for the three months ended September 30, 2016 compared to $1.9 million for the same period in 2015, an increase of approximately $700,000 or 36.8%. Costs associated with properties acquired during the third and fourth quarters accounted for substantially all of this increase.  Rental operating costs as a percentage of total revenue was 32.8% and 31.1% for the three months ended September 30, 2016 and 2015, respectively.

General and Administrative Expenses. General and administrative (“G&A”) expenses increased approximately $85,000 or 7.3% during the three months ended September 30, 2016, compared to the same period in 2015. The primary increase is due to accruing on a monthly basis for year-end bonuses that management determined would be more than likely to be paid.  These expenses are semi-fixed and do not necessarily correlate to total revenue.  These expenses correlate more to the administrative functions required for the different types of properties.  G&A expenses as a percentage of total revenue was 15.9% and 19.1% for three months ended September 30, 2016 and 2015.

Depreciation and Amortization. Depreciation and amortization expense totaled approximately $2.6 million for the three months ended September 30, 2016, compared to approximately $1.9 million for the same period in 2015, representing an increase of approximately $700,000 or 36.8%. Depreciation and amortization costs associated with properties acquired during the third and fourth quarters of 2015 accounted for substantially all of this increase.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three months ended September 30, 2016, management estimated that the fair market value of World Plaza property was below the carrying value and an impairment of approximately $700,000 was recorded.

Interest Expense-Series B preferred stock. The Series B Preferred Stock issued in August 2014 includes a mandatory redemption provision and therefore is treated as a liability for financial reporting purposes. The dividends paid and accrued and the amortization of the deferred offering costs are considered interest expense. Interest expense, including amortization of the deferred offering costs, totaled $1.4 million for the three months ending September 30, 2016 compared to $1.2 million for the same period in 2015. Dividends paid and accrued totaled $1.2 million and $919,000, respectively, and the amortization of the deferred offering costs associated with that transaction totaled $254,000 and $241,000, respectively for the three months ended September 30, 2016 and 2015 and were included in interest expense-Series B preferred stock in the accompanying financial statements. There were 32,700 and 30,000 shares outstanding as of September 30, 2016 and 2015, respectively, resulting in the increase in interest expense.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges, increased by approximately $409,000, or 27.8%, to approximately $1.9 million for the three months ended September 30, 2016 compared to $1.5 million for the same period in 2015. Interest expense associated with properties acquired during the third and fourth quarters of 2015 totaled $320,000.  The weighted average interest rate on our outstanding debt was 4.6 % as of September 30, 2016 compared to 4.8% as of September 30, 2015.

Gain on Sale of Real Estate Assets, net. For the three months ended September 30, 2016, we had a gain from the sale of two Model Homes of approximately $65,000 and a $668,000 gain from the sale of the Havana Parker Complex. For the three months ended September 30, 2015, the Company had gains from the sale of one Model Homes totaling $11,000.

Discontinued Operations. The Company sold 100% of the Sparky’s Self-Storage Portfolio in April 2015.  No similar discontinued operations occurred during the three months ending September 30, 2016 and 2015.

Income/losses allocated to non-controlling interests.  Loss allocated to non-controlling interests for the three months ended September 30, 2016 totaled approximately $82,000 when compared to the loss allocated during the three months ended September 30, 2015 of $96,000.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015.

Our results of operations for the nine months ended September 30, 2016 and 2015 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense and depreciation and amortization will significantly increase in future periods as a result of the assets acquired over the last year and as a result of anticipated growth through future acquisitions of real estate related investments.

The following discussion over our results of operations for all properties for the nine months ended September 30, 2016 and 2015 relates to continuing operations.

Revenues.  Total revenue was $24.1 million for the nine months ended September 30, 2016 compared to $17.1 million for the same period in 2015, an increase of $7.0 million or 40.9%. The increase in rental income as reported for the nine month period in 2016 as compared to 2015 primarily reflects:

•	A net increase in industrial and office properties rental income of $5.5 million as a result of the six property acquisitions made during the third and fourth quarters in 2015.
•	A net increase in rental income due to an early lease termination fee totaling $376,000, and;
•

A net increase in rental income related to same store properties of $1.2 million as a result of increases in rental rates and occupancy.  Same store occupancy was at 91.4% and 86.6% as of September 30, 2016 and 2015, respectively.

Rental Operating Costs.  Rental operating costs were $7.6 million for the nine months ended September 30, 2016 compared to $5.7 million for the same period in 2015, an increase of approximately $1.9 million or 33.3%. Costs associated with properties acquired during the third and fourth quarters in 2015 accounted for substantially all of this increase.  Rental operating costs as a percentage of rental and fee income was 31.7% and 33.6% for the nine months ended September 30, 2016 and 2015, respectively. The decrease in rental operating costs as a percentage of revenue for the nine month period is due to the increase in revenues from the termination fee and the increase in rental rates and occupancy at the same store properties.

General and Administrative Expenses. General and administrative expenses increased approximately $406,000 or 12.3% during the nine months ended September 30, 2016, compared to the same period in 2015. The primary increase is due to accruing on a monthly basis for year-end bonuses that management determined would be more than likely to be paid.  These expenses are semi-fixed and do not necessarily correlate to total revenue.  These expenses correlate more to the administrative functions required for the different types of properties.  General and administrative expenses as a percentage of revenue was 15.4% and 19.4% for nine months ended September 30, 2016 and 2015. With the sale of the self-storage facilities, which segment was the most administrative intense, we anticipate that our general and administrative expenses will remain fairly constant going forward as we acquire more office, retail and industrial properties.

Depreciation and Amortization. Depreciation and amortization expense totaled approximately $7.7 million for the nine months ended September 30, 2016, compared to approximately $5.6 million for the same period in 2015, representing an increase of approximately $2.1 million or 37.5%. Depreciation and amortization costs associated with properties acquired during 2015 accounted for substantially all of this increase.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the nine months ended September 30, 2016, management estimated that the fair market value of World Plaza property was below the carrying value and an impairment of approximately $700,000 was recorded.

Interest Expense-Series B preferred stock. The Series B Preferred Stock issued in August 2014 includes a mandatory redemption and therefore is treated as a liability for financial reporting purposes. The dividends paid and accrued and the amortization of the deferred offering costs are considered interest expense. Interest expense, including amortization of the deferred offering costs, totaled $4.5 million for the nine months ending September 30, 2016 compared to $2.9 million for the same period in 2015. Dividends paid and accrued totaled $3.8 million and $2.2 million, respectively, and the amortization of the deferred offering costs associated with that transaction totaled $761,000 and $700,000, respectively for the nine months ended September 30, 2016 and 2015 and were included in interest expense-Series B preferred stock in the accompanying financial statements. There were 32,700 and 30,000 shares outstanding as of September 30, 2016 and 2015, respectively, resulting in the increase in interest expense.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges, increased by approximately $1.2 million, or 27.2%, to approximately $5.6 million for the nine months ended September 30, 2016 compared to $4.4 million for the same period in 2015. Interest expenses associated with properties acquired during the third and fourth quarters in 2015 totaled $1.1 million.  The weighted average interest rate on our outstanding debt was 4.6% as of September 30, 2016 compared to 4.8% as of September 30, 2015.

Gain on Sale of Real Estate Assets, net. For the nine months ended September 30, 2016, we had a gain from the sale of seventeen Model Homes of approximately $622,000, an $831,000 gain from the sale of a parcel of land and its building at the Yucca Valley Retail Center and a $668,000 gain from the sale of the Havana Parker Complex.  For the nine months ended September 30, 2015, the Company had gains from the sales of five Model Homes totaling $165,000 and $1.0 million from the sale of a parcel of land and its building at the Yucca Valley Retail Center.

Discontinued Operations. The Company sold 100% of the Sparky’s Self-Storage Portfolio in April 2015.  During the nine months ended September 30, 2015, the Company had income from discontinued operations of $4.6 million which included the gain from the sale of $4.7 million.  No similar discontinued operations occurred during the nine months ending September 30, 2016.

Income/losses allocated to non-controlling interests.  Loss allocated to non-controlling interests for the nine months ended September 30, 2016 totaled approximately $103,000 when compared to the loss allocated during the nine months ended September 30, 2015 of $1.4 million.  The self-storage portfolio had two properties that were owned in limited partnerships and substantially all of the income allocated to non-controlling interests was due to the gain on sale of the two properties. Approximately $224,000 was attributable to the model home partnerships for the nine-month period ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As discussed above under Economic Environment, during 2016, there have been signs of economic improvement and stabilization in the equity markets. We expect the market turbulence could continue in the commercial real estate arena due to the uncertainties with global interest rates and the recent political instability. We believe that as a result of the trends, new mortgage financing will continue to remain less favorable in terms of loan amount to value as pre-recession days, which may negatively impact our ability to finance future acquisitions. Long-term interest rates remain relatively low by historical standards but we anticipate that interest rates will increase during the next couple years.  On the other hand, we believe the negative trends in the mortgage markets for smaller properties and in some geographic locations have reduced property prices and may, in certain cases, reduce competition for those properties.

Our future sources of liquidity include existing cash and cash equivalents, cash flows from operations, new mortgages on our unencumbered properties, refinancing of existing mortgages, future real estate sales and the possible sale of additional equity/debt securities. Our available liquidity at September 30, 2016 included cash and cash equivalents of $4.7 million, as well as our potential borrowing capacity under potential credit facilities such as a revolving line of credit or from mortgages on unencumbered properties and refinancing of mortgages with low debt to value. We currently do not have a revolving line of credit but have been exploring the possibilities of obtaining such a line of credit.

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

Our short term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements and funding for our distributions to stockholders. During the nine months ended September 30, 2016, our principal debt service was $3.6 million (debt paid off in connection with refinancing and sales of real estate was $7.9 million) and the cash portion of the distributions to our common shareholders was $3.3 million, while the net cash provided by our operating activities totaled approximately $3.8 million. The remainder of the short term liquidity needs were covered by our cash and cash equivalents. We believe that the cash flow from our existing portfolio and our recent acquisitions (when operational for the full term) and distributions from joint ventures in Model Home partnerships will be sufficient to fund our near term operating costs, capital expenditures, debt service costs and the cash portion of distributions to stockholders at the current rate. However, if our cash flow from operating activities is not sufficient to fund our short term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness or we will reduce the rate of distribution to the stockholders.

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

Cash and Cash Equivalents

At September 30, 2016, we had approximately $4.7 million in cash and cash equivalents.  Our cash and cash equivalents are held in bank accounts at third party institutions and consist of invested cash and cash in our operating accounts.  During 2016 and 2015, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $2.0 million of our cash balance is intended for capital expenditures on existing properties (net of deposits held in reserve accounts by our lenders). We intend to use the remainder of our existing cash and cash equivalents for acquisitions, general corporate purposes and distributions to our stockholders.

Secured Debt

As of September 30, 2016, NetREIT had fixed-rate mortgage notes payable in the aggregate principal amount of $137.0 million, collateralized by a total of 22 properties with loan terms at issuance ranging from 5 to 20 years.  The weighted-average interest rate on the mortgage notes payable as of September 30, 2016 was approximately 4.6%, and our debt to estimated market value on these properties was approximately 58.0%.

As of September 30, 2016, NetREIT Dubose, and related entities, had 89 fixed-rate mortgage notes payable in the aggregate principal amount of $17.6 million, collateralized by a total of 89 Model Home properties. These loans generally have a term at issuance of three to five years.  The average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $198,000 and 4.3%, respectively as of September 30, 2016. Our debt to estimated value on these properties is approximately 56.5%. The Company has guaranteed these promissory notes.

Despite the disruptions in the debt market discussed in "Overview" above, we have been able to refinance maturing debts before scheduled maturity dates and we have also not experienced any unusual difficulties financing our acquisitions.

Cash Flows for the nine months ended September 30, 2016 and September 30, 2015.

Operating Activities: Net cash provided in operating activities for the nine months ended September 30, 2016 increased by approximately $1.7 to $3.7 million from net cash provided of $2.0 million, primarily due to the net cash flow from the six acquisitions that occurred between August and December 2015 and the $376,000 early lease termination fee received during the nine months ended September 30, 2016.

Investing Activities: Net cash used in investing activities during the nine months ended September 30, 2016 was $8.6 million compared to $10.6 million of cash used in the same period in 2015. During the nine months ended September 30, 2016 we purchased forty-six model homes for $15.8 million and received proceeds from the sales of seventeen model homes totaling $5.1 million, sold a parcel of land and its building for $1.3 million and the Havana Parker Complex for $3.3 million. We incurred approximately $1.3 million in selling costs associated with these sales.  During the nine months ended September 30, 2015, the Company sold all of its self-storage facilities for $36 million and incurred $2 million in selling costs associated with the sale.

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

Financing Activities:   Net cash provided by financing activities during the nine months ended September 30, 2016 was $2.9 million compared to cash provided of $14.1 million for the same period in 2015. The decrease is primarily due to receiving $13.4 million of proceeds from the issuance of the Series B preferred stock during the nine months ending September 30, 2015 offset by mortgage activities during the same period.

Off-Balance Sheet Arrangements

As of September 30, 2016, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

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

The following table presents our FFO and MFFO for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(1,990,030)	$(1,546,534)	$(4,005,415)	$(537,387)
Adjustments:
Income attributable to noncontrolling interests	81,534	96,116	102,890	1,414,642
Depreciation and amortization (including discontinued operations)	2,564,211	1,884,193	7,723,372	5,726,170
Impairment of real estate	700,000	-	700,000	-
Gain on sale of real estate assets (including discontinued operations)	(732,908)	(10,858)	(2,121,453)	(5,936,010)
FFO	$622,807	$422,917	$2,399,394	$667,415
Straight line rent adjustment	(258,254)	(126,573)	(660,705)	(310,835)
Amortization of above and below market leases, net	(65,525)	(264)	(206,531)	66,967
Amortization of restricted stock compensation	129,534	116,671	388,602	350,014
Amortization of financing costs	346,213	320,799	1,081,520	941,385
Real estate acquisition costs	28,935	174,202	56,016	261,089
MFFO	$803,710	$907,752	$3,058,296	$1,976,035

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

Same-Store Property Operating Results for the three and nine months ending September 30, 2016 and 2015.

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

The Company evaluates the performance of its same-store property operating results based upon net operating income from continuing operations (“NOI”), which is a non-GAAP supplemental financial measure. The Company defines NOI as operating revenues (rental income, tenant reimbursements and other operating income) less property and related expenses (property operating expenses, real estate taxes, insurance and provision for bad debt) less interest expense. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non-property income and expenses, depreciation and amortization, asset management fees and corporate general and administrative expenses. The Company believes that net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as defined above may not be comparable to other REITs or companies as their definitions of NOI may differ from the Company’s definition.

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2016	2015	$	%	2016	2015	$	%
Rental revenues	$5,246,369	$4,883,432	$362,937	7.4%	$15,745,853	$14,627,712	$1,118,141	7.6%
Rental operating costs	1,848,101	1,632,306	215,795	13.2%	5,256,820	5,290,888	(34,068)	(0.6)%

Net operating income	$3,398,268	$3,251,126	$147,142	4.5%	$10,489,033	$9,336,824	$1,152,209	12.3%

Operating Ratios:
Number of same properties	19	19			19	19
Same-property occupancy, end of period	91.4%	86.6%		4.8%	91.4%	96.6%		-5.2%
Same-properties operating costs as a percentage of total revenues	35.2%	33.4%		1.8%	33.4%	36.2%		(2.8)%

Overview

Same-store property NOI increased for the three months ended September 30, 2016 as compared to the corresponding period in 2015 as evidenced by the increase in rental revenues of 7.4 % and NOI of 4.5%. The increase was due to an increase in rental rates and occupancy during the period. Same-store property NOI increased for the nine months ended September 30, 2016 as compared to the corresponding period in 2015 as evidenced by the increase in rental revenues of 7.6% and NOI of 12.3%.  The improvement in rental revenues was partially due to a lease termination fee of approximately $376,000 and the remainder of the increase was due to increases in rental rates and occupancy during the period.  Rental operating costs as a percentage of total revenues increased approximately 1.8% for the three months ended September 30, 2016 when compared to the same period in 2015.  Rental operating costs as a percentage of total revenues decreased approximately 2.8% for the nine months ended September 30, 2016.

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

During the quarter ended September 30, 2016, we signed 26 leases (9 new leases and 17 renewals) for a total of 91,450 square feet of comparable space leases, at an average rental rate increase of 6.7% on a cash basis and an average rental increase of 10.2 % on a straight-line basis. One new office lease for comparable spaces was signed for 1,200 square feet at an average rental rate increase of 0.2% on a cash basis and an average rental rate decrease of 0.3 % on a straight-line basis. Renewals for comparable office spaces were signed for 62,039 square feet at an average rental rate increase of 11.0% on a cash basis and increase of 14.8% on a straight-line basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

31.2

Certification of the Company's Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

31.3

Certification of the Company's Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

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

Date: November 9, 2016	NetREIT, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

By:	/s/ Grant Harbert
Name:	Grant Harbert
Title:	Chief Financial Officer

By:	/s/ Heather L. Pittard
Name:	Heather L. Pittard
Title:	Principal Accounting Officer