Form 10-K
period 2016-12-31
NETREIT, INC.
filed 2017-03-17
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes  ☒    No

At March 17, 2017, registrant had issued and outstanding 17,502,673 shares of its common stock $.01 par value.

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

For the year ended December 31, 2016

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

AND INDUSTRY DATA

This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this Form 10-K. Important factors that may cause actual results to differ from projections include, but are not limited to:

•	specific risks that may be referred to in this Form 10-K, including those set forth in the “Risk Factors” section of the Form 10-K;
•	adverse economic conditions in the real estate market;
•	adverse changes in the real estate financing markets;
•	our inability to raise sufficient additional capital to continue to expand our real estate investment portfolio and pay dividends to our shareholders;
•	unexpected costs, lower than expected rents and revenues from our properties, and/or increases in our operating costs;
•	inability to attract or retain qualified personnel, including real estate management personnel;
•	adverse results of any legal proceedings; and
•	changes in laws, rules and regulations affecting our business.

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

ITEM 1.

OVERVIEW

NetREIT, Inc. (“we”, “our”, “us” or the “Company”) is a Maryland corporation which operates as a self-managed and self-administered real estate investment trust as defined under the Internal Revenue Code (a“REIT”). As a Maryland chartered corporation, we are governed by the Maryland General Corporation Law (the“MGCL”). We have approximately 17.5 million shares of voting common stock outstanding with approximately 3,000 shareholders none of which own more than 5.0% of the outstanding shares. We are a non-traded, publicly owned company registered under the Securities Exchange Act of 1934 (the“1934 Act”).

CORPORATE STRUCTURE

We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland chartered corporation. Through NetREIT, Inc., its subsidiaries and its partnerships, we own 23 properties in fee interest and have partial interests in 2 properties through our investments in limited partnerships for which we serve as the General Partner. We purchased the partnership interest in one limited partnership that owned one property during 2016. Each of the limited partnerships is referred to as a “DownREIT”. In each DownREIT, we have the right, through options and put options, to require our co-investors to exchange their interests for shares of our common stock at a stated price within a definite period, generally five years from the date they first invested in the entity’s real property. Our Model Homes business is conducted through our wholly-owned subsidiary, NetREIT Model Homes, LLC, NetREIT Dubose Model Home REIT, Inc., and four limited partnerships, Dubose Model Home Investors #201, LP, Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP and NetREIT Dubose Model Home REIT, LP.

MARKET AND BUSINESS STRATEGY

The Company invests in a diverse multi-tenant portfolio of real estate assets. The Company seeks three types of commercial real estate properties primarily located in the western United States for which the Company’s decision-makers internally evaluate operating performance and financial results: commercial office, industrial and medical properties (“Office/Industrial/Medical Properties”), retail properties (“Retail Properties”) and residential properties, including Model Homes (“Residential Properties”).

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

RECENT DEVELOPMENTS

During the twelve months ended December 31, 2016, the Company;

•	Acquired sixty-five model home properties for a total purchase price of $23.7 million.

•	Sold twenty-one Model Home properties for approximately $6.4 million. The Company recognized a gain of approximately $687,000 related to the sale of these Model Homes.

•	Sold the Havana Parker Complex for approximately $3.3 million and recognized a gain of approximately $668,000.

•	Sold a parcel of land and its building at the Yucca Valley Retail Center for approximately $1.3 million and recognized a gain of approximately $831,000.

Investment – Commercial properties

NetREIT’s Office/Industrial/Medical and Retail Properties are located primarily in Southern California and Colorado, with four properties located in North Dakota. As of December 31, 2016, we owned or had an equity interest in nineteen Office/Industrial/Medical Properties which total approximately 1,500,000 rentable square feet and six Retail Properties which total approximately 234,000 rentable square feet. Our tenant list of the commercial real estate portfolio is highly diversified consisting of 279 individual commercial tenants with an average remaining lease term of approximately five years.  No single commercial tenant represents more than 5.0% of revenue, while the Company’s ten largest tenants represent approximately 24.3% of Annualized Base Rent revenue.  In addition, the rent rolls have limited exposure to any single industry.  Our Office/Industrial/Medical and Retail Properties had a net book value of approximately $205.7 million as of December 31, 2016.

Investment - Model Home properties

Our Model Home properties are located in eleven states throughout the United States. As of December 31, 2016, these entities owned 108 Model Homes with a net book value of approximately $34.8 million.

NetREIT Dubose Model Home REIT, Inc. (“NetREIT Dubose”) is engaged in the business of acquiring Model Homes from third party homebuilders in sale-leaseback transactions whereby a homebuilder sells the Model Home to NetREIT Dubose and leases back the Model Home under a triple net lease (“NNN”) for use in marketing its residential development. Our Model Home business was started in March 2010 through the acquisition of certain assets and rights from Dubose Model Homes USA (“DMHU”), which we refer to as the (“DMHU Purchase”). Subsequent to its formation, NetREIT Dubose raised $10.6 million pursuant to a private placement of its common stock (the private placement was terminated on December 31, 2013). As of December 31, 2016, NetREIT has invested $2.6 million in NetREIT Dubose through the purchase of common stock. We owned approximately 27.2% of NetREIT Dubose as of December 31, 2016.

We operate four limited partnerships in connection with NetREIT Dubose, Dubose Model Home Investors #201, LP (“DMHI #201”), Dubose Model Home Investors #202, LP (“DMHI #202”), Dubose Model Home Investors #203, LP (“DMHI #203”) and NetREIT Dubose Model Home REIT, LP. The limited partnerships typically raise private equity to invest in Model Home properties and lease them back to the homebuilders. As of December 31, 2016 NetREIT owned:

•	8.3% of DMHI #201 LP. DMHI #201 raised $3.0 million through the sale of partnership units.
•	10.3% of DMHI #202 LP. The partnership had raised $2.9 million, including our investment. This partnership was formed to raise up to $5.0 million through the sale of units.
•	4.7% of DMHI #203 LP. The partnership had raised $2.2 million, including our investment. This partnership was formed to raise up to $5.0 million through the sale of units.
•	NetREIT Dubose owned 100 % of NetREIT Dubose Model Home REIT LP.
•	100% of NetREIT Model Homes, LLC.

We provide management services to our limited partnerships through NetREIT Advisors, LLC (“NetREIT Advisors”) and Dubose Advisors LLC (“Dubose Advisors”). These entities are 100% owned subsidiaries and are referred to collectively as the (“Advisors”). For their services, each of the Advisors receives ongoing management fees, acquisition fees and has the right to receive certain other fees when a partnership sells or otherwise disposes of a Model Home. NetREIT Advisors manages NetREIT Dubose, NetREIT Model Homes, LLC and Dubose Advisors manages DMHI #201, DMHI #202 and DMHI#203.

Use of Leverage

We use mortgage loans secured by the individual properties in order to maximize the return for our stockholders.  Typically these loans would be for terms ranging from 5 to 10 years.  Currently the majority of our mortgage loans are structured as non-recourse to us with the limited exceptions that would cause a recourse nature only upon occurrence of certain fraud, misconduct, environmental, or bankruptcy events.  The non-recourse financing limits the exposure to the amount of equity invested in each property pledged as collateral thereby protecting the equity in the other assets.  We can provide no assurance that the non-recourse financing will be available on terms acceptable to us, or at all and there may be circumstances where lenders have recourse to our other assets.  To a lesser extent, we use recourse financing or a cross collateral pledge of certain properties. At December 31, 2016, $44.5 million of our total debt of $160.8 million was recourse to the Company of which $22.3 million relates to the model homes properties.

We have used both fixed and variable interest rate debt to finance our properties. Wherever possible, we prefer to obtain fixed rate mortgage financing as it provides better cost predictability. As of December 31, 2016, none of our mortgage obligations include variable interest rate provisions.

PROPERTY MANAGEMENT

The Company, through its wholly owned subsidiary, NTR Property Management, Inc., is the primary property manager for all of its properties.  The Company subcontracts with third party property management companies in Colorado Springs, Colorado and North Dakota to render on-site management services.

COMPETITION

Our principal focus is on contrarian, immediate yield, value-driven acquisitions by seeking unique properties with identifiable value-creation opportunities without the need for significant structural improvements or other costly renovations.  We operate in niche geographies, targeting $15-$25 million acquisitions of properties or small portfolios in order to limit competition from both larger and well capitalized buyers focused on core markets.

We compete with a number of other real estate investors, many of whom own similar properties in the same geographical markets.  Competitors include other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these competitors have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. In addition, many of these competitors have capital structures that allow them to make investments at higher prices than what we can prudently offer while still generating a return to their investors that is commensurate with the return we are seeking to provide our investors. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants' leases expire.  The concentration of our properties in Southern California, Colorado and North Dakota makes us susceptible to local market conditions in these areas.

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

REGULATION

Our Management will continually review our investment activity in order to prevent us from coming within the application of the Investment Company Act of 1940 (the “1940 Act”). Among other things, Management will attempt to monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an “investment company” under the Act. If at any time the character of our investments could cause us to be deemed an investment company for purposes of the 1940 Act, we would be required to comply with the operating restrictions of the 1940 Act which are generally inconsistent with our normal operations.  As such, we will take the necessary action to ensure that we are not deemed to be an “investment company.”

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

To date, compliance with federal, state and local environmental protection regulations has not had a material effect on our capital expenditures, earnings, or competitive position.  All proposed acquisitions are inspected prior to acquisition. The inspections are conducted by qualified environmental consultants, and we review their report prior to the purchase of any property.  Nevertheless, it is possible that our environmental assessments will not reveal all environmental liabilities, or that some material environmental liabilities exist of which we are unaware.  In some cases, we may be required to abandon otherwise economically attractive acquisitions because the costs of removal or control of hazardous materials are considered to be prohibitive or we have been unwilling to accept the potential risks involved.  We do not believe we will be required to engage in any large-scale abatement at any of our properties. We believe that through professional environmental inspections and testing for asbestos, lead paint and other hazardous materials, coupled with a relatively conservative posture toward accepting known environmental risk, we can minimize our exposure to potential liability associated with environmental hazards.

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

MANAGEMENT OF THE COMPANY

Our Management

We refer to our executive officers and any directors who are affiliated with them as our “Management”.  Our Management is currently comprised of:

•	Jack K. Heilbron, Chairman of the Board, Chief Executive Officer and President of NetREIT, Inc., President and Director of NetREIT Dubose, and President of NetREIT Advisors;
•	Grant Harbert, Chief Financial Officer of NetREIT, Inc.;
•	Kenneth W. Elsberry, Treasurer and Director of NetREIT, Inc.;
•	Larry G. Dubose, Director of NetREIT, Inc., CFO and Director of NetREIT Dubose, and CEO of Dubose and NetREIT Advisors;
•	Gary Katz, Senior Vice President-Asset Management; of NetREIT, Inc.

Mr. Heilbron and Mr. Harbert are responsible for managing our day-to-day activities of the Company. Mr. Dubose is responsible for managing the day-to-day activities of the Dubose and NetREIT Advisors and the Model Homes Division. Mr. Katz, is responsible for managing the day-to-day affairs for the Office/Industrial/Medical and Retail Properties.  Mr. Heilbron, Mr. Harbert, and Mr. Katz are responsible for recommending all Company property acquisitions.

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

TAX STATUS

Beginning in 2000, we elected to be taxed as a REIT. As a REIT, we are generally not subject to federal income tax on income that we distribute to our stockholders. Under the Internal Revenue Code of 1986, as amended (the “Code”), to maintain our status as a REIT and receive favorable REIT income tax treatment, we must comply with certain requirements of federal income tax laws and regulations. These laws and regulations are complex and subject to continuous change and reinterpretation. The principal tax consequences of our being taxed as a REIT are that our stockholders may receive dividends that are indirectly sheltered from corporate federal income taxation. In the event we fail to qualify as a REIT, we will be subject to taxation on two levels because our income will be taxed at the corporate level and we will not be able to deduct the dividends we pay to our stockholders. In turn, stockholders will be taxed on dividends they receive.

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

As of March 17, 2017, we have a total of 26 full-time and 1 part-time employees.

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

In the past we relied on cash from the sale of our equity securities to fund the implementation of our business plan, including property acquisitions, building our staff and internal management and administrative capabilities. We terminated our private placement for common stock on December 31, 2011 and closed on a preferred stock financing in August 2014.  Our continued ability to fund real estate investments, our operations, and payment of regular dividends to our stockholders will likely be dependent upon our obtaining additional capital through the additional sales of our equity and/or debt securities. Without additional capital, we may not be able to grow our asset base to a size that is sufficient to support our planned growth, current operations, or to pay dividends to our stockholders at current rates or at the levels required to maintain our REIT status (see risk factor titled “We may be forced to borrow funds on a short-term basis, to sell assets or to issue securities to meet the REIT minimum distribution requirement or for working capital purposes”). There is no assurance as to when and under what terms we could successfully obtain additional funding through the sale of our equity and/or debt securities. Our access to additional equity or debt capital depends on a number of factors, including general market conditions, the market’s perception of our growth potential, our expected future earnings, and our debt levels.

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

Our success substantially depends upon the continued contributions of certain key personnel in evaluating and consummating our investments, selecting tenants and determining financing arrangements. Our key personnel include Mr. Jack K. Heilbron and Mr. Larry G. Dubose, each of whom would be difficult to replace. If any of our key employees were to cease their association with us, the implementation of our investment strategies could be delayed or hindered, and our operating results could suffer.

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

There is no public market for our common stock. Additionally, our articles of incorporation contain restrictions on the ownership and transfer of our common stock (see risk factor titled “The stock ownership limit imposed by the Internal Revenue Code for REITs and our articles of incorporation may discourage a takeover that could otherwise result in a premium price to our stockholders”). Further, we do not have a share redemption program, nor do we plan to adopt one in the near future, and any share redemption program we do adopt will be limited in terms of the amount of shares that may be annually redeemed. As a result, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they likely will only be able to sell them at a substantial discount from the price they paid. Thus, our stockholders should consider their shares to be an illiquid and long-term investment, and they should be prepared to hold their shares for an indefinite length of time.

Certain conditions may challenge our ability to establish a stable secondary market for our common stock and to make future offerings of our equity securities.

As of December 31, 2016, we had 17,502,673 shares of our common stock outstanding. Substantially all of these shares are freely tradable (subject to restrictions on the shares held by our directors, officers and other affiliates). Additionally, we intend to issue additional shares of our common stock in the future under our employee incentive plans and possibly in a public or private offering. Neither we nor any of our affiliates have any control, contractually or otherwise, on the amounts or frequency of trades the holders of these shares may make. The sale of a large amount of common stock in the secondary market could adversely affect the price of our stock in that market and impair our ability to raise capital through additional private placements.

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

Prior to 2011, we conducted multiple private placement offerings in reliance upon the private placement exemptions from registration under Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933 and various exemptions from registration under applicable state securities laws. Many requirements and conditions of these exemptions are subject to factual circumstances and subjective interpretation. There is no assurance that the SEC, any state securities law administrator, or a trier of fact in a court or arbitration proceeding would not determine that we failed to meet one or more of these requirements. In the event that we are found to have sold our securities without an applicable exemption from registration, we could be liable to the purchasers of our securities in that offering for rescission and possibly monetary damages. If a number of investors were successful in seeking one or more of these remedies, we could face severe financial demands that would adversely affect our business and financial condition.

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

In August 2014 we completed a preferred stock financing with PFP III Sub II, LLC, an affiliate of Prime Finance Partners III, Inc. (collectively, “Prime”) in which we issued 16,600 shares of Series B Preferred Stock and an additional 18,400 shares were issued during 2015. The Company redeemed 2,300 shares in 2016 and 32,700 shares are outstanding as of December 31, 2016.  This Preferred Stock ranks senior to our common stock with respect to dividend rights and rights upon the Company's liquidation, dissolution or winding up.  See Risks Related to Our Preferred Stock Offering.

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

We rely on our management, Messrs. Heilbron and Dubose, for implementation of our investment policies and our day-to-day operations. Mr. Heilbron is also an officer and director of NTR Property Management, Inc. and certain affiliated entities. Mr. Dubose, who we rely on for the day-to-day operations of NetREIT Advisors and our Model Homes Division, is also an executive officer of Dubose REIT and, like Mr. Heilbron, engages in other investment and business activities in which NetREIT has no economic interest. Their loyalties to these other entities could result in action or inaction that it detrimental to our business, which could harm the implementation of our business strategy. For instance, they may have conflicts of interest in making investment decisions regarding properties for us as opposed to other entities with similar investment objectives or in determining when to sell properties and with respect to which NTR Property Management Inc. is entitled to different amounts of fees and compensation. Additionally, they may face conflicts of interest in allocating their time among us, our property manager, Dubose REIT and their other real estate investment programs or business ventures and in meeting their obligations to us and those other entities. Their determinations in these situations may be more favorable to other entities than to NetREIT.

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

In addition, an increasing portion of our business operations are conducted over the Internet, putting us at risk from cybersecurity attacks, including attempts to gain unauthorized access to our confidential data, viruses, ransomware, and other electronic security breaches. Such cyber-attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats that could impact day-to-day operations. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful at preventing a cyber-attack. Cybersecurity incidents could compromise confidential information of our tenants, employees and vendors and cause system failures and disruptions of operations. To further mitigate the risk of these threats, the Company migrated its files to Microsoft 365 cloud during 2016.

Risks Related to Investments in Real Estate

Conditions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on our operations.

The financial markets could tighten with respect to secured real estate financing. Lenders with whom we typically deal may increase their credit spreads resulting in an increase in borrowing costs. Higher costs of mortgage financing may result in lower yields from our real estate investments, which may reduce our cash flow available for distribution to our stockholders.  Reduced cash flow could also diminish our ability to purchase additional properties and thus decrease our diversification of real estate ownership.

Disruptions in the financial markets and uncertain economic conditions could adversely affect the value of our real estate investments.

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

The success of our real estate investments depend on the financial stability of our tenants. A default or termination by a significant tenant on its lease payments could cause us to lose the revenue associated with such lease and seek an alternative source of revenue to meet mortgage payments and prevent a foreclosure, if the property is subject to a mortgage. In the event of a significant tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Additionally, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to our stockholders.

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

We may hold our investments indirectly with others as co-owners (a co-tenancy interest) or indirectly through an intermediary entity such as a joint venture, partnership or limited liability company. Also, we may on occasion purchase an interest in a long-term leasehold estate or we may enter into a sale-leaseback financing transaction (see risk factor titled “In a sale-leaseback transaction, we are at risk that our seller/lessee will default, which could impair our operations and limit our ability to pay dividends”). Such ownership structures allow us to hold a more valuable property with a smaller investment, but also reduce our ability to control such properties. In addition, if our co-owner in such arrangements experiences financial difficulties or is otherwise unable or unwilling to fulfill its obligations, we may be forced to find a new partner on less favorable terms or lose our interest in such property if no partner can be found.

As a general partner in DOWNREIT partnerships, we could be responsible for all liabilities of such partnership.

We own two of our properties indirectly through limited partnerships under a DOWNREIT structure. In a DOWNREIT structure, as well as some joint ventures or other investments we may make, we will employ a limited partnership as the holder of our real estate investment. We will likely acquire all or a portion of the interest in such investment as a general partner. As a general partner, we would be potentially liable for all of the liabilities of the partnership, even if we don’t have rights of management or control over its operation. Therefore, our liability could far exceed the amount or value of investment we initially made, or then had, in the partnership.

We are subject to risks and uncertainties associated with the internalization of management of our properties.

As of January 31, 2013, NTR Property Management, Inc., our wholly owned subsidiary serves as our primary property manager. We also retain external property managers for our properties located in Colorado Springs, Colorado and North Dakota. Realizing our business objectives depends in large part on the ability of NTR Property Management, Inc. to effectively manage the day-to-day operations of our assets and properties. We cannot assure you that our past performance with external management will be indicative of internal management’s ability to function effectively and successfully operate our company. We do not have an operating history with internal management and do not know if we will be able to successfully integrate our former external management. If NTR Property Management, Inc. is not successful in managing our properties to achieve the investment returns we anticipate, our operations may be adversely impacted.

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

Under current accounting standards, requirements, and procedures, we are required to periodically evaluate our real estate investments for impairment based on a number of indicators. Impairment indicators include real estate markets, leasing rates, occupancy levels, mortgage loan status, and other factors which directly or indirectly affect the value of a particular property. The properties acquired For example, a tenant’s default under a lease, the upcoming termination of a long-term lease, the pending maturity of a mortgage loan secured by a property, and the unavailability of replacement financing are all impairment indicators. The presence of any of these indicators may require us to make a material impairment charge against the property so affected. If we determine an impairment has occurred, we are required to make an adjustment to the net carrying value of the property which could have a material adverse effect on our results of operations and financial condition for the period in which the impairment charge is recorded.

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

Our total gross indebtedness as of December 31, 2016 was $160.8 million. As of December 31, 2016, we also had outstanding, in the aggregate, $32.7 million of mandatorily redeemable Series B Preferred Stock. We may incur additional debt or issue additional preferred stock for various purposes, including, without limitation, to fund future acquisition and development activities and operational needs.

The terms of our outstanding indebtedness and preferred stock provide for significant interest and dividend payments.  Our ability to meet these and other ongoing payment obligations of our debt and preferred stock depends on our ability to generate significant cash flow in the future. Our ability to generate cash flow, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that capital will be available to us, in amounts sufficient to enable us to meet our payment obligations under our loan agreements and our outstanding preferred stock and to fund our other liquidity needs. If we are not able to generate sufficient cash flow to service these obligations, we may need to refinance or restructure our debt, sell unencumbered assets subject to defeasance or yield maintenance costs (which we may be limited in doing in light of the relatively illiquid nature of our properties), reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet these payment obligations, which could materially and adversely affect our liquidity. Our outstanding indebtedness, and the limitations imposed on us by the agreements that govern our outstanding indebtedness, and the debt to equity ratio obligations under our outstanding preferred stock, could have significant adverse consequences, including the following:

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

Loans obtained to fund property acquisitions will generally be secured by mortgages on our properties. The more we borrow, the higher our fixed debt payment obligations will be and the greater the risk that we will not be able to timely meet these payment obligations. At December 31, 2016, we had a total of approximately $160.8 million of secured financing on our properties and we intend to continue to borrow funds through secured financings to acquire additional properties. If we are unable to make our debt payments as required, due to a decrease in rental or other revenues or an increase in our other costs, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment, diminishing the value of our real estate portfolio.

Our risk of losing property through a mortgage loan default is greater when the property is cross-collateralized.

In circumstances we deem appropriate, we may cross-collateralize two or more of our properties to secure a single loan or group of related loans, such as where we purchase a group of unimproved properties from a single seller or where we obtain a credit facility for general application from an institutional lender. Cross-collateralizing typically occurs where the lender requires a single loan to finance the group of properties, rather than allocating the larger loan to separate loans, each secured by a single property. Our default under a cross-collateralized obligation could result in the loss of all of the properties securing the loan. At December 31, 2016, we had two cross-collateralized mortgages between the Morena and Pacific Oaks office properties which terms contain a release clause for each property.

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

In addition, making a balloon payment may leave us with insufficient cash to pay the distributions that are required to maintain our qualification as a REIT.  At December 31, 2016, excluding our Model Home Division, we have no loans that require balloon payment in 2017. The Model Home Division pays off its mortgage loans out of proceeds from the sale of homes. Any deficiency in the sale proceeds would have to be paid out of existing cash, diminishing the amount available for dividends. During the year ended December 31, 2016, the Company redeemed 2,300 shares of its Series B preferred stock for $2.3 million. As of December 31, 2016, the remaining outstanding share balance was 32,700.  On August 1, 2017, the redemption date, $32.7 million is due with two one year options to extend the redemption date.

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

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

Legislative or regulatory action could adversely affect purchasers of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our common stock.  Changes are likely to continue to occur in the future, and these changes could adversely affect our stockholders’ investment in our common stock.  These changes include but are not limited to the reduction or elimination of the corporate income tax under the Code.  Any of these changes could have an adverse effect on an investment in our common stock or on the market value or resale potential of our common stock.  Stockholders are urged to consult with their own tax advisor with respect to the impact that recent legislation may have on their investment and the status of legislative, regulatory or administrative developments and proposals and their potential effect on their investment in our stock.

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

The maximum U.S. federal income tax rate for “qualifying dividends” payable by U.S. corporations to individual U.S. shareholders currently is 15.0%. However, ordinary dividends payable by REITs to its shareholders generally not eligible for the reduced rates for qualifying dividends and are taxed at ordinary income rates (the maximum individual income tax rate currently is 39.6%). This could reduce the net cash received by our stockholders as a result of their investment and could be detrimental to our ability to raise additional funds through the future sale of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2. PROPERTIES

General Information

We invest in a diverse multi-tenant portfolio of real estate assets primarily consisting of office/industrial/medical, retail, and residential properties located in the western United States. As of December 31, 2016, we owned or had an equity interest in nineteen office/industrial/medical buildings totaling approximately 1,500,000 rentable square feet and six retail centers totaling approximately 234,000 rentable square feet. In addition, through our Model Home subsidiary and our investments in four limited partnerships, we own a total of 108 Model Home properties located in eleven states. We directly manage the operations and leasing of our properties. Substantially all of our revenues consist of base rents received under leases that generally have terms that range from less one to five years. We estimate that at least 75% of our existing leases as of December 31, 2016 contain contractual rent increases that provide for increases in the base rental payments. Our tenants consist of local, regional and national businesses. Our properties generally attract a mix of diversified tenant’s creating lower risk in periods of economic fluctuations. Our largest tenant represented less than 5% of total revenues for the year ended December 31, 2016.

Geographic Diversification Table

The following table shows a list of properties we owned as of December 31, 2016, grouped by the state where each of our investments is located.

NetREIT, Inc. properties:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	8	436,022	25.1%	$6,673,885	29.5%
Colorado	13	897,083	51.7%	12,352,413	54.6%
North Dakota	4	401,461	23.2%	3,593,589	15.9%
Total	25	1,734,566	100.0%	$22,619,887	100.0%

Model Home properties:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
Arizona	2	4,618	1.4%	$50,220	1.7%
California	2	4,563	1.4%	42,456	1.4%
Florida	12	35,183	10.9%	394,800	13.1%
Illinois	4	11,876	3.7%	130,476	4.3%
New Jersey	4	10,379	3.2%	101,820	3.4%
North Carolina	4	13,623	4.2%	144,540	4.8%
Pennsylvania	15	43,395	13.5%	492,672	16.3%
South Carolina	4	10,829	3.4%	109,428	3.6%
Texas	56	172,180	53.5%	1,400,388	46.3%
Utah	3	9,918	3.1%	99,816	3.3%
Wisconsin	2	5,016	1.7%	55,992	1.9%
Total	108	321,580	100.0%	$3,022,608	100.0%

The following table summarizes information relating to our properties (excluding Model Homes) at December 31, 2016:

Property Summary

($ in000's) Property Location	Sq., Ft.	Date Acquired	Year Property Constructed	Purchase Price (1)	Occupancy	Percent Ownership	Mortgage On property	Estimated Renovation or Improvement Cost (2)

Office/ Industrial/Medical Properties:
Garden Gateway, CO Springs, CO (3)	115,052	03/07	1982	$1,513	71.6%	100.0%	$6,627	$39
Executive Office Park, CO Springs, CO	65,084	07/08	2000	$10,126	77.5%	100.0%	$4,232	$13
Pacific Oaks Plaza, Escondido, CA (4)	16,000	09/08	2005	$4,877	100.0%	100.0%	$1,513	$—
Morena Office Center, San Diego, CA (5)	26,784	01/09	1987	$6,575	100.0%	20.0%	$2,225	$26
Rangewood Medical Building, CO Springs, CO	18,222	03/09	1998	$2,630	73.0%	100.0%	$958	$—
Genesis Plaza, San Diego, CA	57,685	08/10	1986	$10,000	87.0%	100.0%	$6,500	$369
Dakota Center, Fargo, ND	119,749	05/11	1982	$9,575	99.3%	100.0%	$10,678	$25
Port of San Diego Complex, National City, CA	146,700	12/11	1971/2008	$14,500	100.0%	100.0%	$9,852	$—
Shoreline Medical Center, Half Moon Bay, CA	15,335	05/12	1980	$6,350	100.0%	100.0%	$3,602	$—
The Presidio, Colorado Springs, CO	80,800	11/12	1988	$7,275	86.6%	100.0%	$6,000	$180
Bismarck Office Building, Bismarck, ND	93,058	03/14	1976	$5,350	80.0%	100.0%	$4,159	$800
Union Terrace, Lakewood, CO	84,145	08/14	1982	$9,400	96.4%	100.0%	$6,559	$500
Centennial Tech Center, CO Springs, CO	110,405	12/14	1999	$15,500	100.0%	100.0%	$10,077	$30
Arapahoe Service Center, CO Springs, CO	79,023	12/14	2000	$11,850	100.0%	100.0%	$8,500	$12
West Fargo Industrial, West Fargo, ND	152,154	08/15	1998/2005	$7,900	90.4%	100.0%	$4,435	$41
300 N.P., West Fargo, ND	36,500	08/15	1922	$3,850	86.1%	100.0%	$—	$10
Highland Court, Centennial CO (7)	93,055	08/15	1984	$13,050	89.5%	80.8%	$6,829	$273
One Park Centre, Westminster CO	69,173	08/15	1983	$9,150	83.4%	100.0%	$6,610	$218
Shea Center II, Highlands Ranch, CO	121,399	12/15	2000	$25,325	96.0%	100.0%	$17,727	$36
Total Office/Industrial/Medical	1,500,323			$174,796	90.7%		$117,083	$2,572
Retail Properties:
World Plaza, San Bernardino, CA	55,098	09/07	1974	$7,650	81.8%	100.0%	$—	$216
Regatta Square, Denver, CO	5,983	10/07	1996	$2,180	100.0%	100.0%	$1,151	$—
Waterman Plaza, San Bernardino, CA	21,170	08/08	2008	$7,164	100.0%	100.0%	$3,939	$18
Yucca Valley Retail Center, CA	97,250	9/11, 5/12	1978	$7,802	91.9%	100.0%	$6,000	$77
Union Town Center, Colorado Springs, CO	44,042	12/14	2003	$11,212	96.8%	100.0%	$8,440	$20
Research Parkway, CO	10,700	8/15	2003	$2,850	100.0%	100.0%	$1,956	$—
Total Retail	234,243			$38,858	91.8%		$21,486	$331

(1)

Prior to January 1, 2009, “Purchase Price” includes our acquisition related costs and expenses for the purchase of the property. After January 1, 2009, acquisition related costs and expenses were expensed when incurred.

(2)	Expected capital expenditures over the next 12 months
(3)	Garden Gateway Plaza is comprised of three buildings, each on a separate legal parcel.
(4)	Approximately 12,134 square feet, or 75.8% of this property, is occupied by the Company and related parties as its corporate offices.
(5)	This property is owned by a Partnership for which we serve as the general partner and own a 20.03% equity interest.
(6)	This property is owned by two tenants-in-common of which 60% is owned by the Company and the Company owns approximately 52% in the other tenant-in-common.

Top Ten Tenants Physical Occupancy Table

The following table sets forth certain information with respect to our top ten tenants.

As of December 31, 2016 Tenant	Number of Leases	Annualized Base Rent	% of Total Annualized Base Rent
Comcast of Colorado X, LLC	1	$986,351	3.80%
Halliburton Energy Services, Inc.	1	808,246	3.11%
County of San Mateo	1	654,795	2.52%
County of San Bernardino	1	645,648	2.49%
D+H USA Corporation	1	558,096	2.15%
Epsilon Systems Solutions, Inc.	1	535,865	2.06%
Caliber Bodyworks, Inc.	1	468,341	1.80%
Community Research Foundation, Inc.	1	426,643	1.64%
The College for Financial Planning, Inc.	1	425,759	1.64%
General Services Administration	1	414,220	1.59%
Goodwill Industries of Southern California	1	386,360	1.50%
		$6,310,324	24.30%

Lease Expirations Tables

The following table sets forth lease expirations for our properties as of December 31, 2016, assuming that none of the tenants exercise their renewal options.

NetREIT, Inc. properties:

Expiration Year	Number of Leases Expiring	Square Footage	Annual Rental From Lease	Percent of Total
2017	65	220,679	3,437,092	14.7%
2018	69	239,478	3,434,830	14.7%
2019	51	176,394	2,501,675	10.7%
2020	33	240,402	4,629,140	19.8%
2021	26	176,862	2,371,619	10.1%
Thereafter	35	482,686	7,043,670	30.0%
Totals	279	1,536,501	$23,418,026	100.0%

Model Home properties:

Expiration Year (1)	Number of Leases Expiring	Square Footage	Annual Rental From Lease	Percent of Total
2017	68	198,423	$1,797,708	59.5%
2018	40	123,157	1,224,900	40.5%
	108	321,580	$3,022,608	100.0%

(1)	These leases are subject to extensions by the developer depending on sales of the total development. All model homes are sold at the end of the lease period.

Physical Occupancy Table for Last 5 Years

The following table presents the percentage occupancy for each of our properties, excluding our Model Home properties, as of December 31 for each of the last five years.

	Date	Percentage Occupancy as of the Year Ended December 31,
	Acquired	2012	2013	2014	2015	2016

Office/ Industrial Properties:
Garden Gateway Plaza	03/07	83.5%	82.8%	83.3%	78.4%	71.6%
Executive Office Park	07/08	88.8%	84.5%	83.4%	84.4%	77.5%
Pacific Oaks Plaza (1)	09/08	100.0%	100.0%	100.0%	100.0%	100.0%
Morena Office Center	01/09	92.4%	92.4%	86.8%	90.8%	100.0%
Rangewood Medical Office Building	03/09	83.4%	68.2%	70.1%	73.0%	73.0%
Genesis Plaza	08/10	76.4%	89.7%	83.3%	82.2%	87.0%
Dakota Bank Buildings	05/11	98.3%	98.3%	82.1%	86.5%	99.3%
Port of San Diego Complex	12/11	51.7%	51.7%	75.9%	84.9%	100.0%
Shoreline Medical Building	05/12	100.0%	100.0%	100.0%	100.0%	100.0%
The Presidio	11/12	72.9%	80.5%	76.7%	78.4%	86.6%
Bismarck Office	03/14	N/A	N/A	83.4%	83.9%	80.0%
Union Terrace	08/14	N/A	N/A	87.6%	85.0%	96.4%
Centennial Tech Center	12/14	N/A	N/A	100.0%	97.3%	100.0%
Arapahoe Service Center	12/14	N/A	N/A	82.0%	100.0%	100.0%
West Fargo Industrial	08/15	N/A	N/A	N/A	95.7%	90.4%
300 N.P.	08/15	N/A	N/A	N/A	86.4%	86.1%
Highland Court	08/15	N/A	N/A	N/A	93.9%	89.5%
One Park Centre	08/15	N/A	N/A	N/A	94.1%	83.4%
Shea Center II	12/15	N/A	N/A	N/A	100.0%	96.0%
Retail Properties:
World Plaza	09/07	87.1%	83.0%	81.8%	81.8%	81.8%
Regatta Square	10/07	100.0%	100.0%	100.0%	86.6%	100.0%
Waterman Plaza	08/08	95.3%	100.0%	100.0%	100.0%	100.0%
Yucca Valley Retail Center	09/11	92.9%	95.5%	95.5%	91.7%	91.9%
Union Town Center	12/14	N/A	N/A	97.0%	96.8%	96.8%
Research Parkway	08/15	N/A	N/A	N/A	100.0%	100.0%

(1)	Approximately 12,134 square feet, or 75.8% of this property, is occupied by the Company and related parties as its corporate offices.

Annualized Base Rent Per Square Foot for Last 5 Years

The following table presents the average effective annual rent per square foot for each of our properties, excluding our Model Home properties, as of December 31, 2016.

	Annualized Base Rent per Square Foot (1)
	For the Years Ended December 31,
	2012	2013	2014	2015	2016	Annualized Base Rent (2)	Net Rentable Square Feet

Office/ Industrial Properties:
Garden Gateway Plaza	$10.11	$10.37	$10.51	$11.55	$11.25	$927,000	115,052
Executive Office Park	$12.32	$11.13	$10.85	$11.81	$12.41	$626,000	65,084
Pacific Oaks Plaza (3)	$17.36	$17.36	$19.50	$19.50	$21.84	$104,000	4,761
Morena Office Center	$19.90	$21.37	$20.13	$20.97	$21.54	$577,000	26,784
Rangewood Medical Office Building	$17.15	$16.25	$17.24	$15.86	$15.86	$211,000	18,222
Genesis Plaza	$24.90	$24.33	$24.27	$25.83	$24.09	$1,209,000	57,685
Dakota Center	$11.73	$10.83	$10.83	$10.86	$11.38	$1,353,000	119,749
Port of San Diego Complex	$10.40	$9.92	$9.84	$8.49	$8.65	$1,269,000	146,700
Shoreline Medical Building	$36.50	$37.95	$38.80	$41.08	$42.71	$655,000	15,335
The Presidio	$14.03	$11.72	$13.67	$13.61	$14.13	$989,000	80,800
Bismarck	N/A	N/A	$8.65	$12.74	$13.39	$997,000	93,058
Union Terrace	N/A	N/A	$7.60	$18.36	$17.65	$1,432,000	84,145
Centennial Tech Center	N/A	N/A	$12.52	$12.52	$12.92	$1,426,000	110,405
Arapahoe Center	N/A	N/A	$12.43	$12.43	$12.79	$1,011,000	79,023
West Fargo Industrial	N/A	N/A	N/A	$5.47	$6.03	$830,000	152,154
300 N.P.	N/A	N/A	N/A	$10.91	$11.49	$361,000	36,500
Highland Court	N/A	N/A	N/A	$18.93	$19.57	$1,630,000	93,055
One Park Centre	N/A	N/A	N/A	$19.85	$22.40	$1,292,000	69,173
Shea Center II	N/A	N/A	N/A	$16.08	$17.02	$1,983,000	121,399
Retail Properties:
World Plaza	$14.55	$14.32	$16.01	$18.66	$20.24	$912,000	55,098
Regatta Square	$27.79	$28.39	$29.18	$32.16	$32.76	$196,000	5,983
Waterman Plaza	$23.38	$24.23	$23.15	$24.14	$24.70	$523,000	21,170
Yucca Valley Retail Center	$9.16	$10.05	$10.04	$8.46	$8.86	$792,000	97,250
Union Town Center	N/A	N/A	$20.27	$20.27	$21.04	$897,000	44,042
Research Parkway	N/A	N/A	N/A	$20.65	$21.12	$226,000	10,700

(1)	Annualized Base Rent divided by the percentage occupied divided by rentable square feet.
(2)	Annualized Base Rent is based upon actual rents due as of December 31, 2016, determined using GAAP including CAM reimbursements.
(3)	Approximately 12,134 square feet, or 75.8% of this property, is occupied by the Company as its corporate offices.

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

Number of Holders of Each Class of Stock

As of March 17, 2017, there were 3,007 holders of our Series A common stock and a single holder of our Mandatorily Redeemable Series B Preferred Stock.

Dividend Payments

We pay quarterly cash distributions to our common stockholders. The following is a summary of cash payment amount per share for the years ended December 31, 2016 and 2015:

Month	2016	2015
	Cash Dividend	Cash Dividend
March 31	$0.10	$0.10
June 30	0.10	0.10
September 30	0.10	0.10
December 31	0.10	0.10
Total	$0.40	$0.40

The December 31, 2016, quarterly cash distribution of $0.10 per common share was paid in February 2016.

Dividend Policy

We plan to pay at least 90% of our annual REIT Taxable Income to our stockholders in order to maintain our status as a REIT. We have paid dividends to our stockholders at least quarterly since the first quarter we commenced operations on April 1, 1999.

We intend to continue to declare quarterly distributions, however we cannot provide any assurance as to the amount or timing of future distributions. Our goal is to make cash dividend distributions out of our operating cash flow and proceeds from the sale of properties. During 2016, we declared dividends of $7.0 million and approximately $2.4 million of these dividends were reinvested and paid back to the Company resulting in a net cash payout of approximately $4.5 million for the year ended December 31, 2016.

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

We provide each of our stockholders a statement detailing distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital annually. During for the years ended December 31, 2016 and 2015, all distributions were non-taxable as they were considered a return of capital to the stockholders.

Equity Compensation Plan Information

The Company established the 1999 Flexible Incentive Plan (the “Plan”) for the purpose of attracting and retaining employees. The Plan provides that no more than 10% of the outstanding shares of common stock can be issued under the Plan. At December 31, 2016, the maximum number of shares that could be issued under the plan was approximately 1,750,000 shares. There have been approximately 524,000 restricted shares granted since adopting the restricted stock compensation plan. At December 31, 2016, the amount of common shares available for future grants under the Plan is approximately 1,126,000 shares.

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

OVERVIEW

The Company operates as a self-managed and self-administered real estate investment trust, or REIT.  The Company invests in a diverse multi-tenant portfolio of real estate assets office, industrial, medical, retail and model homes leased back to the developer located primarily in the western United States. As of December 31, 2016, including properties held for sale, the Company owned or had an equity interest in:

•	Fifteen office properties (“Office Properties”) which total approximately 1,167,000 rentable square feet,
•	Two industrial properties (“Industrial Properties”) which total approximately 299,000 rentable square feet,
•	Two medical buildings (“Medical Properties”) which total approximately 34,000 rentable square feet,
•	Six retail shopping centers (“Retail Properties”) which total approximately 234,000 rentable square feet and,
•	One hundred eight Model Homes owned by four affiliated limited partnerships and one limited liability company (“Residential Properties”).

NetREIT’s office, industrial, medical and retail properties are located primarily in Southern California and Colorado, with four properties located in North Dakota. Our Model Home properties are located in eleven states. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year, or has been operating for three years. Our geographical clustering of assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas.

Most of our office and retail properties are leased to a variety of tenants ranging from small businesses to large public companies, many of which are not investment grade. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having net leases that require the tenant to pay all of the operating expense (NNN Leases) or pay increases in operating expenses over specific base years. Most of our office leases are for terms of 3 to 5 years with annual rental increases. Our Model Homes are typically leased for 2 to 3 years to the home developer on a triple net lease.  Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property.

We seek to diversify our portfolio by commercial real estate segments to reduce the adverse effect of a single under-performing segment, geographic market and/or tenant. We further supplement this at the tenant level through our credit review process, which varies by tenant class.  For example, our commercial and industrial tenants tend to be corporations or individual owned businesses.  In these cases, we typically obtain financial records, including financial statements and tax returns (depending on the circumstance), and run credit reports for any prospective tenant to support our decision to enter into a rental arrangement. We also typically obtain security deposits from these commercial tenants. Our Model Home business partners are also substantial home developers with established credit histories. These tenants are subjected to financial review and analysis prior to us entering into a sales-leaseback transaction. Our ownership of the underlying property provides a further means to avoiding significant credit losses.

SIGNIFICANT TRANSACTIONS IN 2016 and 2015

Acquisitions

•

During the year ended December 31, 2016, the Company acquired sixty-five Model Home properties and leased them back to the homebuilders. The purchase price for the properties was $23.7 million. The purchase price paid was through cash payments of $7.5 million and mortgage notes of $16.2 million.

•

During the year ended December 31, 2015, the Company acquired seventeen Model Home properties and leased them back to the homebuilders. The purchase price for the properties was $5.7 million. The purchase price paid was through cash payments of $1.8 million and mortgage notes of $3.9 million.

•

On December 24, 2015, the Company acquired a four story, 121,399 square foot office building located in Highlands Ranch, Colorado for a purchase price of approximately $25.3 million.  The building was 100% occupied at the date of acquisition.  The acquisition was financed with a down payment of $7.6 million and a ten year secured mortgage of $17.7 with an interest rate of 4.9%.

•

On August 28, 2015, the Company acquired a four story, 69,200 square foot office building located in Westminster, Colorado for a purchase price of approximately $9.1 million.  The building was approximately 96% occupied at the date of acquisition.  The acquisition was financed with a down payment of $2.5 million and a ten year secured mortgage of $6.6 million with an interest rate of 4.8%.

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

•

On August 8, 2015, the Company acquired seven single story 152,154 square foot industrial/flex buildings in West Fargo, North Dakota for a purchase price of approximately $7.9 million.  The buildings were 97.6% occupied at the date of acquisition.  The acquisition was financed with a down payment of $3.4 million and a five year secured mortgage of $4.5 million with an interest rate of 4.8%.

We review our portfolio of investment properties for appreciation potential on an on-going basis, and dispose of any properties that no longer satisfy our requirements in this regard. The net proceeds from sales are available for investing in properties that we believe will have a much greater likelihood of future price appreciation.

•	During 2016, the Company sold twenty-one Model Homes for approximately $6.4 million, resulting in gain on sales of approximately $687,000.
•	In July 2016, the Company sold the Havana Parker Complex for approximately $3.3 million and recognized a gain of approximately $668,000.
•	In June 2016, the Company sold a parcel of land and its building at the Yucca Valley Retail Center for approximately $1.3 million and recognized a gain of approximately $831,000
•	During 2015, the Company sold eight Model Homes, resulting in gain on sales of approximately $473,000.
•

In April 2015, the Company sold its Sparky’s Self Storage portfolio that had been acquired during 2007 through 2013 as a package for a net sales price of $34.0 million, resulting in a gain on sale of approximately $4.7 million.  The net proceeds from the sale after selling costs and payment of associated mortgages was approximately $17.0 million.  Approximately $3.3 million was used to pay off a loan, bearing an interest rate of 6.5% that was scheduled to mature on September 1, 2015, on the Waterman property, $3.9 million was used to acquire an office building in Fargo, North Dakota, $2.9 million was used to acquire a retail building in Colorado Springs, Colorado and $2.4 million was used to acquire an office building in Centennial, Colorado.

•	In April 2015, the Company sold one building and a parcel of land at the Yucca Valley Retail Center for approximately $1.5 million resulting in a gain on sale of approximately $1.0 million

ECONOMIC ENVIRONMENT

The United States continues to slowly gain momentum from the recession of 2008 with GDP of 1.6 percent for 2016, a decrease compared to 2015 which reported GDP of 2.6 percent.  The GDP was reported to have risen 1.9 percent over the fourth quarter of 2016.  The deceleration of GDP from 2015 to 2016 reflected a reduction in private inventory investment, a deceleration in personal consumption expenditures, a downturn in nonresidential fixed investment and reductions in state and local government spending.  Published unemployment rates have remain slightly below the 5% range and many experts forecast that it will stabilize at the current levels.  There seems to be concern with the increase in long-term unemployment, high involuntary part-time employment and meager increases of wages and salaries. With the decreasing unemployment rates many people agree wages increases are likely to follow.  Job gains in the office-using employment sector, professional & business services, financial activities and information, continue to outpace broader job gains and that could be favorable for the commercial real estate segment. Vacancy rates for commercial real estate continued to tighten.  Rental rates have increased in many primary and secondary markets.

During 2016, existing home sales were the best in a decade and housing prices have increased as demand outpaced supply.  On the supply side there has been an increase in housing starts which increased 4.9 percent in 2016.  Residential housing has continued to recover, supported by job growth.  However, the U.S. homeownership rate is the lowest in more than fifty years as rising prices put buying out of reach for many renters.

Political instability in the U.S. and Europe, the significance of the U.S. Dollar in the global economy, the size of the U.S. debt and uncertainty of servicing such debt seems to be the biggest concern for continued economic recovery. The impact of the current global market instability and recent slowdown in economies of China, Asia and Europe and the ability of certain European Union countries to continue to service their sovereign debt obligations are inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions.

It is impossible to project U.S. Economic growth but economic conditions could have a material effect on our business, financial condition and results of operations.

CREDIT MARKET ENVIRONMENT

The raising of the short-term interest rates in December 2016 for the second time in a decade by the Federal Reserve, may signal that policy makers think the economy is strong enough to withstand a gradual tightening of monetary policy over the next couple years. The effect of increased interest rates on Real Estate Investment Trusts is a still a debated topic.  In the past when interest rates increased it has been a sign of a better economy that allowed for rental rates to increase mitigating the effect on REIT’s.  Increasing interest rates can help mitigate the defeasance costs associated with disposing of an encumbered commercial real estate property.

Our ability to execute our business strategies, particularly to make new investments is highly dependent upon our ability to procure external financing. Our principal source of external financing includes the issuance of equity securities and mortgages secured by properties.  The market for mortgages has improved although the interest rates may increase they are still low compared to pre-recessionary rates. We continue to obtain mortgages from the CMBS market, life insurance companies and regional banks. CMBS lenders are generally optimistic, although the potential impact of new regulations and market volatility are a concern. Even though we have been successful in procuring equity financing and secured mortgages financing we cannot be assured that we will be successful in the future.

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

In addition, Management evaluates our portfolio and individual properties results of operations with a primary focus on increasing and enhancing the value, quality and quantity of properties in our real estate holdings. Properties that have reached goals in occupancy and rental rates are evaluated for potential added value appreciation and, if lacking such potential, are sold with the capital recycled in properties that have better potential without foregoing cash flow.  Management focuses its efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals and rental rates.

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

Certain of our leases currently contain rental increases at specified intervals. We record as an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, Management determines to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review material deferred rent receivable, as it relates to straight-line rents, and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts, and write-off of the specific rent receivable. No such reserves related to deferred rent receivables have been recorded as of December 31, 2016 or 2015.

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

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. Our cash equivalents, mortgage notes receivable, accounts receivable and payables and accrued liabilities all approximate fair value due to their short term nature. Management believes that the recorded and fair values of notes payable are approximately the same as of December 31, 2016 and 2015.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Our results of operations for 2016 and 2015 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense, general and depreciation and amortization will significantly increase in future periods as a result of the assets acquired over the last two years and as a result of anticipated growth through future acquisitions of real estate related investments.

The following discussion over our results of operations for all properties for the years ended December 31, 2016 and 2015 relates to continuing operations, with the exception of the discontinued operations portion.

Revenues.  Total revenue was $32.5 million for the year ended December 31, 2016, compared to $24.0 million for the same period in 2015, an increase of $8.5 million or 35.4%. The increase in rental income as reported in 2016 as compared to 2015 reflects:

•	A net increase in industrial and office properties rental income of approximately $6.4 million as a result of the six property acquisitions made during the third and fourth quarters in 2015;

•	A net increase in model home rental income of approximately $250,000 as a result of 2016 acquisitions;

•	A net increase in rental income due to two early lease termination fees of approximately $450,000; and

•

A net increase in rental income related to same store properties of $1.4 million as a result of increases in rental rates and occupancy.  Same store occupancy was at 91.4% and 86.6% as of December 31, 2016 and 2015, respectively.

Rental Operating Costs.  Rental operating costs were $10.1 million for the year ended December 31, 2016 compared to $8.5 million for the same period in 2015, an increase of $1.6 million or 18.8%. Costs associated with properties acquired during the third and fourth quarters in 2015 accounted for $2.2 million of the increase offset by decreases in operating expenses related to bad debt of approximately $200,000 and real estate taxes of approximately $100,000 in 2016 when compared to 2015. Operating expenses associated with the Havana Parker property sold in July 2016 resulted in a $300,000 decrease in operating expenses when comparing year over year.  Rental operating costs as a percentage of revenue was 31.2% and 35.5% for the years ended December 31, 2016 and 2015, respectively.

General and Administrative Expenses. General and administrative (“G&A”) expenses were $5.1 million for the year ended December 31, 2016, compared to $4.7 million for the same period in 2015, representing an increase of approximately $400,000 or 8.5%. While these expenses are semi-fixed and do not necessarily correlate to total revenue and remain relatively unchanged year over year, we had an increase due to annual increases in costs related to salaries and professional services.  With the sale of the self-storage facilities, which segment was the most administrative intense, we anticipate that our general and administrative expenses will remain fairly constant as we acquire more office, retail and industrial properties in the future.  As a percentage of total revenue, our general and administrative costs decreased to 15.6% from 19.5% due to the increase in revenue without a corresponding increase in general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expenses were $10.3 million for the year ended December 31, 2016, compared to $7.8 million for the same period in 2015, representing an increase of $2.5 million or 32.1%. Depreciation costs associated with properties acquired during the third and fourth quarters of 2015 accounted for all of this increase.

Asset Impairments. We review the carrying value of each of our real estate properties annually to determine if circumstances indicate an impairment in the carrying value of these investments exists. During 2016, we recognized an impairment charge of $700,000 on the World Plaza property and $248,000 on the Rangewood Medical property. These impairment charges reflect management’s estimate of the fair market value based on sales comps of like property in the same geographical area. There were no impairment changes during 2015.

Interest Expense-Series B preferred stock. The Series B Preferred Stock commenced in August 2014 includes a mandatory redemption and therefore is treated as a liability for financial reporting purposes. The dividends paid and accrued and the amortization of the deferred offering costs are considered interest expense for reporting purposes under GAAP. Interest expense, including amortization of the deferred offering costs of $1,014,000 and $951,000, respectively, totaled $6.0 million for the year ended December 31, 2016 compared to $4.8 million for the same period in 2015. An initial investment of $16.6 million was made during the third quarter in 2014 and an additional investment of $18.4 million was made during the third and fourth quarters in 2015.  Dividends paid and accrued totaled $4.9 million and $3.4 million, respectively, for the years ended December 31, 2016 and 2015.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges, increased by approximately $1.6 million, or 26.7%, to approximately $7.6 million for the year ended December 31, 2016 compared to $6.0 million for the same period in 2015. Interest expense associated with properties acquired during the third and fourth quarters in 2015 totaled $1.5 million.  The weighted average interest rate on our outstanding debt remained at 4.7% at December 31, 2016.

Gain on Sale of Real Estate Assets. For the year ended December 31, 2016, we had gains from the sales of twenty-one Model Homes of approximately $687,000, an $831,000 gain from the sale of a parcel of land and its building at the Yucca Valley Retail Center and a $668,000 gain from the sale of the Havana Parker Complex.  For the year ended December 31, 2015 we had gains from the sales of eight Model Homes of approximately $500,000 and a gain on the sale of one building at the Yucca Valley Retail Center of approximately $1.0 million. Refer to discontinued operations below for discussion of the gain on sale of the Sparky’s Self-Storage Portfolio.

Income from non-controlling interests.  Loss allocated to non-controlling interests for the year ended December 31, 2016 totaled $240,000 when compared to December 31, 2015 of $1.8 million. The self-storage portfolio had two properties that were owned in limited partnerships and substantially all of the income allocated to non-controlling interests in 2015 was due to the gain on sale of the two properties. Approximately $84,000 and $500,000 was attributable to the model home partnerships for the year ended December 31, 2016 and 2015, respectively that are owned under four limited partnerships of which the Company has a minority interest.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As discussed above under Economic Environment, during 2016, there have been signs of economic expansion with continued appreciation in the equity markets. We expect the market turbulence could return to the equity and commercial real estate arena due to the uncertainties previously discussed. We believe that as a result of the trends, new regulations, new mortgage financing will continue to remain less favorable in terms of loan amount to value as pre-recession days, which may negatively impact our ability to finance future acquisitions. Long-term interest rates remain relatively low by historical standards but we anticipate that interest rates will increase during the next couple years.   We believe the negative trends in the mortgage markets for smaller properties and in some geographic locations have reduced property prices and may, in certain cases, reduce competition for those properties.

Our future sources of liquidity include existing cash and cash equivalents, cash flows from operations, new mortgages on our unencumbered properties, refinancing of existing mortgages, future real estate sales and the possible sale of additional equity/debt securities. Our available liquidity at December 31, 2016 included cash and cash equivalents of $3.1 million, as well as our potential borrowing capacity under potential credit facilities such as a revolving line of credit or from mortgages on encumbered properties and refinancing of mortgages with low debt to value. We currently do not have a revolving line of credit but have been exploring the possibilities of obtaining such a line of credit.

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

Our short term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding for our distributions to stockholders. During the year ended December 31, 2016, our principal debt service was $2.4 million (debt paid off in connection with refinancing and sales of real estate was $7.9 million). The cash portion of the distributions to our common shareholders was $4.5 million and the net cash provided by our operating activities totaled approximately $3.7 million. We believe that the cash flow from our existing portfolio, distributions from joint ventures in Model Home partnerships and property sales expected to close during the first and second quarters in 2017 will be sufficient to fund our near term operating costs, capital expenditures, debt service costs and the cash portion of distributions to stockholders at the current rate. However, if our cash flow from operating activities is not sufficient to fund our short term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness or we will reduce the rate of distribution to the stockholders.

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

Cash and Cash Equivalents

At December 31, 2016, we had approximately $3.1 million in cash and cash equivalents.  Our cash and cash equivalents are held in bank accounts at third party institutions and consist of invested cash and cash in our operating accounts.  During 2016 and 2015, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $1.0 million of our cash balance is intended for capital expenditures on existing properties (net of deposits held in reserve accounts by our lenders). We intend to use the remainder of our existing cash and cash equivalents for acquisitions, general corporate purposes and distributions to our stockholders.

Secured Debt

As of December 31, 2016, NetREIT had fixed-rate mortgage notes payable in the aggregate principal amount of $138.6 million, collateralized by a total of 23 properties with loan terms at issuance ranging from 5 to 20 years.  The weighted-average interest rate on the mortgage notes payable as of December 31, 2016 was approximately 4.7%, and our debt to estimated market value on these properties was approximately 55.2%.

As of December 31, 2016, NetREIT Dubose, and related entities, had 105 fixed-rate mortgage notes payable in the aggregate principal amount of $22.3 million, collateralized by a total of 105 Model Home properties. These loans generally have a term at issuance of three to five years.  The average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $212,000 and 4.3%, respectively as of December 31, 2016. Our debt to estimated value on these properties is approximately 57.3%. The Company has guaranteed these mortgage notes payable.

Despite the disruptions in the debt market discussed in "Overview" above, we have been able to refinance maturing debts before scheduled maturity dates and we have also not experienced any unusual difficulties financing our acquisitions.

Cash Flows for the years ended December 31, 2016 and December 31, 2015.

Operating Activities: Net cash provided in operating activities for the year ended December 31, 2016 and 2015 remained relatively consistent at approximately $3.7 and $3.8 million, respectively. Net cash flow from the six acquisitions that occurred between August and December 2015 and the $450,000 early lease termination fee received represented an increase in cash flows offset by the payment of the accrued dividends related to the Series B preferred stock of $1.3 million during the year ended December 31, 2016 when compared to the year ended December 31, 2015.

Investing Activities: Net cash used in investing activities during the year ended December 31, 2016 was $16.5 million compared to $36.3 million of cash used in the same period in 2015. During the year ended December 31, 2016 we purchased sixty-five model homes for $23.7 million and received proceeds from the sales of twenty-one model homes totaling $6.4 million, sold a parcel of land and its building for $1.3 million and the Havana Parker Complex for $3.3 million. We incurred approximately $1.2 million in selling and other costs associated with these sales.  During the year ended December 31, 2015, the Company sold all of its self-storage facilities for $36.0 million and incurred $2.0 million in selling costs associated with the sale.

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

Financing Activities:   Net cash provided by financing activities during the year ended December 31, 2016 was $9.3 million compared to cash provided of $33.5 million for the same period in 2015. The decrease is primarily due to paying $2.3 million for redeeming 2,300 shares of the Series B preferred stock during 2016 and receiving $18.2 million of proceeds from the issuance of the Series B preferred stock during the year ended December 31, 2015 offset by mortgage activities during the same period.

Off-Balance Sheet Arrangements

As of December 31, 2016, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

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

The following table presents our FFO and MFFO for the years ended December 31:

	For the Year Ended December 31,
	2016	2015
Net loss attributable to NETREIT, Inc. common stockholders	$(5,812,485)	$(3,818,692)
Adjustments:
Income attributable to noncontrolling interests	241,402	1,791,194
Depreciation and amortization (including discontinued operations)	10,256,185	7,950,563
Asset impairment	948,053	-
Gain on sale of real estate assets (including discontinued operations)	(2,186,481)	(6,243,640)
FFO	$3,446,674	$(320,575)
Straight line rent adjustment	(958,853)	(453,528)
Amortization of above and below market leases, net	(285,827)	43,578
Amortization of restricted stock compensation	520,578	465,323
Amortization of financing costs	1,447,021	1,536,437
Real estate acquisition costs	145,040	348,414
MFFO	$4,314,633	$1,619,649

No conclusion or comparisons should be made from the presentation of these figures.

Same-Property Operating Results for the years ended December 31, 2016 and 2015.

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

	For the Year Ended December 31,		Variance
	2016	2015	$	%
Rental revenues	$20,596,006	$19,192,129	$1,403,877	7.3%
Rental operating costs	7,054,417	7,367,725	(313,308)	-4.3%

Net operating income	$13,541,589	$11,824,404	$1,717,185	14.5%

Operating Ratios:
Number of same properties	18	18
Same-property occupancy, end of period	90.9%	87.1%		3.8%
Same-properties operating costs as a percentage of total revenues	34.3%	38.4%		-4.1%

Overview

Same-store property NOI increased for the year ended December 31, 2016 as compared to the corresponding period in 2015 as evidenced by the increase in rental revenues of 7.3 % and same-store NOI of 14.5%. The improvement in rental revenues was partially due to two lease termination fees of approximately $450,000 and other non-recurring income of $232,000. The remainder of the increase was due to increases in rental rates and occupancy during the period.  Without these non-recurring items, same-store NOI would have been approximately $12.9 million, an increase of 8.8% when compared to 2015.  Rental operating costs as a percentage of total revenues decreased approximately 4.1% for the year months ended December 31, 2016 when compared to the same period in 2015 was real estate taxes during 2016 and we incurred $236,000 in bad debt expense in 2015 when compared to no bad debt expense during 2016.

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

During the quarter ended December 31, 2016, we signed 12 leases (4 new leases and 8 renewals) for a total of 33,173 square feet of space leases, of which 22,841 square feet related to comparable leases.  Comparable leases signed had an average rental rate increase of 4.9% on a cash basis and an average rental increase of 6.7% on a straight-line basis. New office leases for comparable spaces were signed for 6,343 square feet at an average rental rate increase of 12.1% on a cash basis and an average rental rate increase of 15.5% on a straight-line basis. Renewals for comparable office spaces were signed for 16,498 square feet at an average rental rate increase of 3.5% on a cash basis and increase of 5.1% on a straight-line basis. Non comparable new leases were signed for 10,332 square feet.

During the year ended December 31, 2016, we signed 98 leases (36 new leases and 62 renewals) for a total of 370,810 square feet of space leases, of which 286,720 square feet related to comparable leases.  Comparable leases signed had an average rental rate increase of 8.5% on a cash basis and an average rental increase of 20.6% on a straight-line basis. New office leases for comparable spaces were signed for 49,720 square feet at an average rental rate increase of 17.4% on a cash basis and an average rental rate increase of 22.0 % on a straight-line basis. Renewals for comparable office spaces were signed for 237,000 square feet at an average rental rate increase of 6.8% on a cash basis and increase of 20.3% on a straight-line basis. Non comparable new leases were signed for 84,090 square feet.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal  Control — Integrated Framework , our Management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Stockholders is presently scheduled to be held on June 16, 2017.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements - the following documents are filed as part of this report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2016 and 2015
•	Consolidated Statements of Operations for the years ended December 31, 2016 and 2015
•	Consolidated Statements of Equity for the years ended December 31, 2016 and 2015
•	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015
•	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules - the following documents are filed as part of this report:

•	Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization as of December 31, 2016

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

2.3	Agreement and Plan of Merger between the Company and C I Holding Group, Inc. (incorporated by reference to Exhibit 10.30 to NetREIT’s Report on Form 8-K filed February 6, 2013).

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

3.3	Articles Supplementary filed on August 4, 2014 (incorporated by reference to Exhibit 3.1 to NetREIT’s Report on Form 8-K filed August 8, 2014).

3.4	Amended and Restated Bylaws of NetREIT, Inc. (incorporated by reference to Exhibit 3.02 to NetREIT’s Report on Form 8-K filed August 10, 2010).

3.5	Amendment No. 1 to Amended and Restated Bylaws of NetREIT, Inc. effective as of August 8, 2014 (incorporated by reference to Exhibit 3.2 to NetREIT’s Report on Form 8-K filed August 8, 2014).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

4.2	Form of Series AA Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

4.3	Specimen Certificate for NetREIT, Inc. Series B Preferred Stock (incorporated by reference to Exhibit 4.1 to NetREIT’s Report on Form 8-K filed August 8, 2014).

4.4	Investor Agreement dated as of August 4, 2014, by and between NetREIT, Inc., and PFP III Sub II, LLC (incorporated by reference to Exhibit 1.2 to NetREIT’s Report on Form 8-K filed August 8, 2014).

10.1+	1999 Flexible Incentive Plan (incorporated by reference to Exhibit 10.1 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

Number	Description

10.2+	NetREIT Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.2 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

10.3	Form of Property Management Agreement (incorporated by reference to Exhibit 10.3 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

10.4	Option Agreement to acquire CHG Properties (incorporated by reference to Exhibit 10.4 to NetREIT’s Report on Form 10-12B, file no. 001-34049, filed May 6, 2008).

10.5	Loan Assumption and Security Agreement, and Note Modification Agreement (incorporated by reference to Exhibit 10.7 to NetREIT’s Report on Form 8-K filed August 27, 2009).

10.6	Promissory Note (incorporated by reference to Exhibit 10.8 to NetREIT’s Report on Form 8-K filed August 27, 2009).

10.7	Loan Agreement by and Between Jackson National Life Insurance Company and NetREIT Inc. (incorporated by reference to Exhibit 10.15 to NetREIT’s Report on Form 8-K filed August 27, 2010).

10.8	Fixed Rate Promissory Note Between Jackson National Life Insurance Company and NetREIT Inc. (incorporated by reference to Exhibit 10.16 to NetREIT’s Report on Form 8-K filed August 27, 2010).

10.9+	Employment Agreement for Mr. Heilbron Effective as of January 1, 2011 (incorporated by reference to Exhibit 10.15 to NetREIT’s Report on Form 8-K filed January 24, 2011).

10.10+	Employment Agreement for Mr. Elsberry Effective as of January 1, 2011 (incorporated by reference to Exhibit 10.16 to NetREIT’s Report on Form 8-K filed January 24, 2011).

10.11+	Employment Agreement for Mr. Dubose Effective as of January 1, 2011 (incorporated by reference to Exhibit 10.17 to NetREIT’s Report on Form 8-K filed January 24, 2011).

10.12	Purchase & Sale Agreement and Joint Escrow Instructions to acquire Dakota Bank Building (incorporated by reference to Exhibit 10.18 to NetREIT’s Report on Form 8-K filed February 3, 2011)

10.13	Promissory Note - Dakota Bank Buildings (incorporated by reference to Exhibit 10.19 to NetREIT’s Report on Form 8-K/A filed May 31, 2011).

10.14	Mortgage, Security Agreement and Fixture Financing Statement - Dakota Bank Buildings (incorporated by reference to Exhibit 10.20 to NetREIT’s Report on Form 8-K/A filed May 31, 2011).

10.15	Property Contribution Agreement and Joint Escrow Instructions- Port of San Diego Complex (incorporated by reference to Exhibit 10.21 to NetREIT’s Report on Form 8-K filed September 12, 2011).

10.16	First Amended and Restated NetREIT National City Partners, LP Limited Partnership Agreement (incorporated by reference to Exhibit 10.25 to NetREIT’s Report on Form 8-K filed December 30, 2011).

10.17	Assumption Agreement - NetREIT National City Partners, LP (incorporated by reference to Exhibit 10.26 to NetREIT’s Report on Form 8-K filed December 30, 2011).

10.18	NetREIT National City Partners LP Promissory Note (incorporated by reference to Exhibit 10.27 to NetREIT’s Report on Form 8-K filed March 5, 2013).

10.19	NetREIT National City Partners LP Deed of Trust (incorporated by reference to Exhibit10.28 to NetREIT’s Report on Form 8-K filed March 5, 2013).

10.20

Preferred Stock Purchase Agreement dated as of August 4, 2014, by and between NetREIT, Inc., and PFP III Sub II, LLC (incorporated by reference to Exhibit 1.1 to NetREIT’s Report on Form 8-K filed August 8, 2014).

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

Signature	Title	Date

/s/ Jack K. Heilbron	Director, Chairman of the Board and Chief Executive Officer	March 17, 2017
Jack K. Heilbron	(Principal Executive Officer)

/s/ Grant Harbert	Chief Financial Officer	March 17, 2017
Grant Harbert

/s/ Heather L. Pittard	Principal Accounting Officer	March 17, 2017
Heather L. Pittard /s/ William H. Allen	Director	March 17, 2017
William H. Allen
/s/ David T. Bruen	Director	March 17, 2017
David T. Bruen

/s/ Shirley Y. Bullard	Director	March 17, 2017
Shirley Y. Bullard

/s/ Larry G. Dubose	Director, Executive Vice President – Model Homes Division	March 17, 2017
Larry G. Dubose

/s/ Sumner J. Rollings	Director	March 17, 2017
Sumner J. Rollings

/s/ Thomas E. Schwartz	Director	March 17, 2017
Thomas E. Schwartz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of NetREIT, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of NetREIT, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity and cash flows for the years then ended. Our audits also included the financial statement schedule in Item 15 (a), Schedule III – Real Estate and Accumulated Depreciation and Amortization. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s  internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetREIT, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Squar Milner LLP
Newport Beach, California
March 17, 2017

NetREIT, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015

ASSETS
Real estate assets and lease intangibles:
Land	$51,274,462	$49,965,418
Buildings and improvements	190,274,191	177,360,584
Tenant improvements	21,473,750	19,876,549
Lease intangibles	13,811,291	13,845,100
Real estate assets and lease intangibles, cost	276,833,694	261,047,651
Accumulated depreciation and amortization	(36,311,485)	(29,961,472)
Real estate assets and lease intangibles, net	240,522,209	231,086,179
Cash and cash equivalents	3,116,147	6,626,423
Restricted cash	4,271,648	6,759,786
Deferred leasing costs, net	1,920,091	1,483,014
Goodwill	2,423,000	2,423,000
Other assets, net	5,745,982	5,895,991
TOTAL ASSETS	$257,999,077	$254,274,393

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$158,886,111	$142,638,401
Accounts payable and accrued liabilities	6,066,068	7,458,761
Accrued real estate taxes	2,318,990	2,401,770
Dividends payable	1,171,924	1,063,454
Below-market leases, net	1,698,086	2,154,479
Mandatorily redeemable Series B Preferred Stock, net, $0.01 par value, $1,000 liquidating preference; shares authorized: 35,000; 32,700 and 35,000 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively, net	32,108,268	33,393,871
Total liabilities	202,249,447	189,110,736

Commitments and contingencies

Equity:
Common stock series A, $0.01 par value, shares authorized: 100,000,000; 17,502,673 and 17,202,228 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	175,028	172,023
Additional paid-in capital	149,539,782	146,712,853
Dividends in excess of accumulated losses	(106,623,957)	(93,821,328)
Total stockholders' equity before noncontrolling interest	43,090,853	53,063,548
Noncontrolling interest	12,658,777	12,100,109
Total equity	55,749,630	65,163,657
TOTAL LIABILITIES AND EQUITY	$257,999,077	$254,274,393

See Notes to Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2016	2015
Revenues:
Rental income	$31,591,870	$23,590,011
Fee and other income	860,242	388,834
	32,452,112	23,978,845

Costs and expenses:
Rental operating costs	10,135,345	8,515,151
General and administrative	5,065,579	4,672,783
Depreciation and amortization	10,256,185	7,784,917
Total costs and expenses	25,457,109	20,972,851

Other income (expense):
Interest expense-Series B preferred stock	(5,970,220)	(4,767,559)
Interest expense-mortgage notes	(7,561,117)	(6,007,101)
Interest and other income	85,723	150,008
Gain on sales of real estate	2,186,481	1,513,242
Impairment of real estate assets	(948,053)	-
Acquisition costs	(145,040)	(348,414)
Income tax expense	(213,860)	(172,691)
Total other expense, net	(12,566,086)	(9,632,515)

Loss from continuing operations	(5,571,083)	(6,626,521)

Discontinued operations
Gain on the sale of real estate	-	4,730,398
Loss from discontinued operations, net	-	(131,375)
Income from discontinued operations	-	4,599,023

Net loss	(5,571,083)	(2,027,498)

Less: Income attributable to noncontrolling interests	(241,402)	(1,791,194)

Net loss attributable to NetREIT, Inc. common stockholders	$(5,812,485)	$(3,818,692)

Basic and diluted (loss) income per common share
Continuing operations	$(0.32)	$(0.39)
Discontinued operations	$-	$0.27
Loss per common share	$(0.34)	$(0.22)
Weighted average number of common shares outstanding - basic and diluted	17,301,129	17,139,479

See Notes to Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Consolidated Statements of Equity

				Dividends
			Additional	In Excess of	Total	Non-
	Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance at December 31, 2014	16,887,377	$168,874	$143,715,876	$(83,150,866)	$60,733,884	$10,802,449	$71,536,333
Net income (loss)	-	-	-	(3,818,692)	(3,818,692)	1,791,194	(2,027,498)
Dividends declared, paid and reinvested	280,120	2,801	2,658,960	(6,851,770)	(4,190,009)	-	(4,190,009)
Common stock repurchased	(5,513)	(55)	(28,654)	-	(28,709)	-	(28,709)
Common stock repurchased from related party	(18,806)	(188)	(147,564)	-	(147,752)	-	(147,752)
Common stock issued	5,000	50	49,949	-	49,999	-	49,999
Contributions received from noncontrolling interests, net of distributions paid	-	-	-	-	-	(493,534)	(493,534)
Vesting of restricted stock	54,050	541	464,286	-	464,827	-	464,827
Balance, December 31, 2015	17,202,228	$172,023	$146,712,853	$(93,821,328)	$53,063,548	$12,100,109	$65,163,657
Net loss	-	-	-	(5,812,485)	(5,812,485)	241,402	(5,571,083)
Dividends declared, paid and reinvested	250,608	2,506	2,361,881	(6,990,144)	(4,625,757)	-	(4,625,757)
Common stock repurchased	(10,625)	(106)	(54,925)	-	(55,031)	-	(55,031)
Contributions received from noncontrolling interests, net of distributions paid	-	-	-	-	-	317,266	317,266
Vesting of restricted stock	60,462	605	519,973		520,578		520,578
Balance, December 31, 2016	17,502,673	$175,028	$149,539,782	$(106,623,957)	$43,090,853	$12,658,777	$55,749,630

See Notes to Consolidated Financial Statements.

NetREIT, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,571,083)	$(2,027,498)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization from continuing operations	10,256,185	7,784,917
Depreciation and amortization from discontinued operations	-	165,646
Stock compensation	520,578	464,827
Bad debt expense	(196)	236,329
Gain on sale of real estate assets	(2,186,481)	(6,243,640)
Impairment of real estate assets	948,053	-
Amortization of financing costs	1,447,021	1,286,437
Amortization of above-market leases	170,566	212,941
Amortization of below-market leases	(456,393)	(169,363)
Changes in operating assets and liabilities:
Other assets	69,305	(1,170,342)
Accounts payable and accrued liabilities	(1,392,693)	2,273,512
Accrued real estate taxes	(82,780)	955,216
Net cash provided by operating activities	3,722,082	3,768,982

Cash flows from investing activities:
Real estate acquisitions	(23,667,535)	(67,852,592)
Buildings and tenant improvements	(4,150,213)	(2,854,939)
Additions to deferred leasing costs	(931,199)	(639,004)
Proceeds received from sale of real estate assets	9,768,417	37,755,598
Restricted cash	2,488,138	(2,673,288)
Net cash used in investing activities	(16,492,392)	(36,264,225)

Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	26,081,321	50,864,054
Repayment of mortgage notes payable	(10,266,235)	(30,834,664)
Redemption of mandatorily redeemable preferred stock	(2,300,000)	-
Proceeds from issuance of mandatorily redeemable preferred stock, net of offering costs	-	18,200,000
Proceeds from issuance of common stock	-	49,999
Contributions received from noncontrolling interests in excess of distributions paid	317,266	(493,534)
Repurchase of common stock	(55,031)	(176,461)
Dividends paid to stockholders	(4,517,287)	(4,123,730)
Net cash provided by financing activities	9,260,034	33,485,664

Net (decrease) increase in cash and cash equivalents	(3,510,276)	990,421
Cash and cash equivalents - beginning of year	6,626,423	5,636,002
Cash and cash equivalents - end of year	$3,116,147	$6,626,423
Supplemental disclosure of cash flow information:
Interest paid Series B preferred stock	$6,250,360	$3,439,189
Interest paid-mortgage notes payable	$7,244,413	$5,965,824
Non-cash investing and financing activities:
Reinvestment of cash dividends	$2,364,387	$2,661,979
Accrual of dividends payable	$1,171,924	$1,063,454

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

The following partnership activity occurred during the periods covered by these consolidated financial statements:

•

The Company is the sole General Partner in two consolidated limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), all with ownership in real estate income producing properties. The Company refers to these entities collectively, as the “NetREIT Partnerships”.

•

The Company is a limited partner in four partnerships and one limited liability corporation that purchase and leaseback Model Homes from developers (“Dubose Model Home Investors #201, LP”, “Dubose Model Homes Investors #202, LP”, “Dubose Model Homes Investors #203, LP, and “NetREIT Dubose Model Home REIT, Inc”). The Company refers to these entities collectively, as the “Model Home Entities”.

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

Segments. The Company acquires and operates income producing properties in three business segments including office/industrial properties, residential properties and retail properties. See Note 14 “Segments”.

Customer Concentration. Concentration of credit risk with respect to accounts receivable is limited due to the large number of tenants comprising the Company’s rental revenue. No single tenant accounted for 5% or more of total rental income for the years ended December 31, 2016 and 2015.

2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codication (“ASC”).

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of NetREIT and its subsidiaries, NetREIT Advisors, LLC and Dubose Advisors LLC (collectively, the “Advisors”), and NetREIT Dubose Model Home REIT, Inc. The consolidated financial statements also include the results of the NetREIT Partnerships, the Model Home Partnerships.  As used herein, references to the “Company” include references to NetREIT, its subsidiaries, and the Partnerships. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company classifies the noncontrolling interests in the NetREIT Partnerships as part of consolidated net loss in 2016 and 2015, and includes the accumulated amount of noncontrolling interests as part of equity since inception in February 2010. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interest will be remeasured, with the gain or loss reported in the statement of operations. Management has evaluated the noncontrolling interests and determined that they do not contain any redemption features.

Use of Estimates. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allocation of purchase price paid for property acquisitions between land, building and intangible assets acquired including their useful lives; valuation of long-lived assets, and the allowance for doubtful accounts, which is based on an evaluation of the tenants’ ability to pay. Actual results may differ from those estimates.

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

The value allocable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net (reduction) increase in rental income of approximately $(286,000) and $44,000 for the years ended December 31, 2016 and 2015, respectively.

The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $1,224,000 and $839,000 for years ended December 31, 2016 and 2015, respectively.

Discontinued Operations. The Company recorded the operating results related to real estate that was disposed of during the year ended December 31, 2015 as discontinued operations.

Impairment of Real Estate Assets. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. During the year ended December 31, 2016, the Company determined that an impairment existed in two of its properties (Rangewood and World Plaza) and, as a result, recorded an asset impairment of $948,000.  There were no impairments during the year ended December 31, 2015.

Intangible Assets.  Intangible assets, including goodwill and lease intangibles, are comprised of finite-lived and indefinite-lived assets. Lease intangibles represents the allocation of a portion of the purchase price of a property acquisition representing the estimated value of in-place leases, unamortized lease origination costs, tenant relationships and land purchase options. Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. Indefinite-lived assets are not amortized. Amortization expense of intangible assets that are not deemed to have an indefinite useful life was approximately $754,000 and $556,000, respectively, for the years ended December 31, 2016 and 2015 and is included in depreciation and amortization in the accompanying consolidated statements of operation.

The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed to exist at December 31, 2016 and 2015.

Depreciation and Amortization. The Company records depreciation and amortization expense using the straight-line method over the useful lives of the respective assets. The cost of buildings are depreciated over estimated useful lives of 39 years, the costs of improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease (which range from 1 to 10 years), and the cost of furniture, fixtures and equipment are depreciated over 4 to 5 years. Depreciation expense for the years ended December 31, 2016 and 2015 was approximately $10.3  million and $7.8 million, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations.

Cash and Cash Equivalents. The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At December 31, 2016, the Company had approximately $650,000 in deposits in financial institutions that exceeded the federally insurable limits.

Restricted Cash. Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are for payment of property taxes, insurance, leasing costs and capital expenditures.

Tenant Receivables. The Company periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company maintains an allowance for deferred rent receivable that arises from straight-lining of rents. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates. At December 31, 2016 and 2015, the balance of allowance for possible uncollectible tenant receivables included in other assets, net in the accompanying consolidated balance sheets was approximately $26,000 and $91,000, respectively.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At December 31, 2016 and 2015, the Company had net deferred leasing costs of approximately $1,920,000 and $1,483,000, respectively. Total amortization expense for the years ended December 31, 2016 and 2015 was approximately $494,000 and $412,000, respectively.

Deferred Financing Costs. Costs incurred, including legal fees, origination fees, and administrative fees, in connection with debt financing are capitalized as deferred financing costs and are amortized using the the effective interest method, over the contractual term of the respective loans. At December 31, 2016 and 2015, unamortized deferred financing costs related to mortgage notes payable were approximately $1,942,000 and $2,052,000, respectively, and unamortized deferred financing costs associated with the Series B preferred stock costs were approximately $592,000 and $1,606,000. For the years ended December 31, 2016 and 2015, total amortization expense related to the mortgage notes payable deferred financing costs was approximately $433,000 and $335,000, respectively, and total amortization expense related to the Series B preferred stock costs was approximately $1,014,000 and $952,000, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

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

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. Cash equivalents, mortgage notes receivable, accounts receivable and payables and accrued liabilities all approximate fair value due to their short term nature. During the year ended December 31, 2016, the Company measured the fair value of two of its real estate properties on a nonrecurring basis using Level 3 inputs. The Company estimated the fair value for these impaired real estate assets held for investment based on an estimated sales price, less estimated costs to sell.  Management believes that the recorded and fair values of notes payable are approximately the carrying value of December 31, 2016 and 2015.

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

Rental revenue is recognized on a straight-line basis over the term of the related lease. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other operating expenses are recognized as revenues in the period the applicable expenses are incurred or as specified in the leases. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenue on a straight-line basis over the term of the related leases.

Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, Management determines to what extent the deferred rent receivable applicable to each specific tenant is collectible. The

Company reviews material deferred rent receivable and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts, the Company records a direct write-off of the specific rent receivable. No such reserves related to deferred rent receivables have been recorded as of December 31, 2016 and 2015.

Loss per Common Share. Basic loss per common share (Basic EPS) is computed by dividing net loss available to common shareholders (Numerator) by the weighted average number of common shares outstanding (Denominator) during the period. Diluted loss per common share (Diluted EPS) is similar to the computation of Basic EPS except that the Denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the Numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net earnings per share

Basic and diluted net loss per share are equivalent because the Company has incurred a net loss in all periods presented causing any potentially dilutive securities to be anti-dilutive. Dilutive securities include non-vested restricted shares issued under the Company’s share-based incentive plan, shares issuable under certain of the Company’s partnership arrangements and (for 2013) shares issuable under stock purchase warrants. The calculation of net loss per share excludes dilutive securities totaling 643,510 and 722,019 shares for the years ended December 31, 2016 and 2015, respectively.

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

Recently Issued Accounting Pronouncements.  In April 2015, the FASB issued ASU No. 2015-3, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. This pronouncement requires reporting entities to present debt issuance cost related to a note as a direct deduction from the face amount of that note presented in the balance sheet. The ASU requires the amortization of debt issuance costs presented as interest expense. The ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments in the ASU retrospectively to all prior periods. We adopted this standard during the first quarter of 2016, resulting in the presentation of current period and prior period debt issuance costs associated with our mortgage notes payable and Series B preferred stock as a direct reduction from the carrying amount of the related debt instrument. These costs were previously included in deferred leasing and financing costs and other assets, net in our consolidated balance sheets.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation – Stock Compensation.  This pronouncement simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting the new standard on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. This pronouncement will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The pronouncement will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. As of December 31, 2016 and 2015, we had $4.3 million and $6.8 million of restricted cash, respectively, in our consolidated balance sheets. Upon adoption of this ASU, restricted cash balances will be included along with cash and cash equivalents as of the end of period and beginning of period, respectively, in our consolidated statement of cash flows for all periods presented; separate line items showing changes in restricted cash balances will be eliminated from our consolidated statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations. This pronouncement clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements.

3.  RECENT REAL ESTATE TRANSACTIONS

During the year ended December 31, 2016, the Company acquired sixty-five Model Home properties and leased them back to the home builders. The purchase price for the properties totaled $23.7 million. The Company allocated the purchase price of the properties acquired 2016 as follows:

		Buildings	Total
	Land	and Other	Purchase Price
Model Homes Properties	$3,535,293	$20,132,242	$23,667,535
	$3,535,293	$20,132,242	$23,667,535

4.  REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, medical, retail, and NNN leased residential properties located primarily in Southern California and Colorado, with four properties located in North Dakota. Our model home properties are located in eleven states. As of December 31, 2016, the Company owned or had an equity interest in:

•	Fifteen office buildings, two industrial buildings and two medical buildings (“Office/Industrial/Medical Properties”) which total approximately 1,500,000 rentable square feet,
•	Six retail shopping centers (“Retail Properties”) which total approximately 234,000 rentable square feet,
•	One hundred eight model homes owned by our affiliated limited partnerships and one limited liability company (“Residential Properties”).

The Company’s real estate assets consisted of the following as of December 31, 2016 and 2015:

			Real estate assets, net (in thousands)
Property Name	Acquired	Location	2016	2015
Havana/Parker Complex	June 2006	Aurora, CO	$-	$2,093
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	11,656	11,808
World Plaza	September 2007	San Bernardino, California	5,750	6,653
Regatta Square	October 2007	Denver, Colorado	1,836	1,859
Executive Office Park	July 2008	Colorado Springs, Colorado	8,125	8,227
Waterman Plaza	August 2008	San Bernardino, California	5,753	5,877
Pacific Oaks Plaza	September 2008	Escondido, California	4,146	4,213
Morena Office Center	January 2009	San Diego, California	5,079	5,269
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	2,054	2,306
Genesis Plaza	August 2010	San Diego, California	8,670	8,398
Dakota Bank Buildings	May 2011	Fargo, North Dakota	10,148	10,452
Yucca Valley Retail Center	September 2011	Yucca Valley, California	6,738	7,190
Port of San Diego Complex	December 2011	San Diego, California	14,153	13,971
Shoreline Medical Building	May 2012	Half Moon Bay, California	5,821	5,856
The Presidio	November 2012	Aurora, Colorado	6,609	6,643
Bismarck	March 2014	Fargo, ND	5,392	4,904
Union Terrace Building	August 2014	Lakewood, Colorado	8,276	8,607
Centennial Tech Center	December 2014	Colorado Springs, Colorado	14,157	14,755
Arapahoe Service Center	December 2014	Centennial, Colorado	11,207	11,301
Union Town Center	December 2014	Colorado Springs, Colorado	10,544	10,941
West Fargo Industrial	August 2015	Fargo, North Dakota	7,632	2,875
300 N.P.	August 2015	Fargo, North Dakota	3,751	7,833
Research Parkway	August 2015	Colorado Springs, Colorado	2,776	3,910
One Parke Center	August 2015	Westminster, Colorado	8,515	13,245
Highland Court	August 2015	Centennial, Colorado	12,511	9,050
Shea Center II	December 2015	Highlands Ranch, Colorado	24,409	25,961
NetREIT, Inc. properties			205,708	214,197
Model Home properties	2011-2016	AZ, CA, FL, IL, NC, NJ, PA, SC, TX, UT, WI	34,814	16,889
	Total real estate assets and lease intangibles, net		$240,522	$231,086

5.  LEASE INTANGIBLES

Lease intangibles consist of the following:

	December 31, 2016			December 31, 2015
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$6,872,980	$(3,840,670)	$3,032,310	$6,903,882	$(2,647,002)	$4,256,880
Leasing costs	4,813,951	(2,517,759)	2,296,192	4,816,858	(1,766,578)	3,050,280
Above-market leases	2,124,360	(1,586,328)	538,032	2,124,360	(1,415,762)	708,598
	$13,811,291	$(7,944,757)	$5,866,534	$13,845,100	$(5,829,342)	$8,015,758

The net value of acquired intangible liabilities was $1,698,086 and $2,154,479 relating to below-market leases as of December 31, 2016 and December 31, 2015, respectively.

Aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

Years ending December 31:
2017	$1,652,832
2018	1,380,667
2019	1,127,224
2020	895,185
2021	585,710
Thereafter	224,916
Total	$5,866,534

The weighted average amortization period for the intangible assets as of December 31, 2016 was approximately 3.8 years. Lease intangible assets are amortized over the term of the related lease and included as a reduction of rental income in the statement of income.

6. REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

Discontinued operations for the year ended December 31, 2015 include the operations of its Sparky’s Self-Storage Portfolio located in Southern California, which was sold to an unrelated party on April 10, 2015.

The following table summarizes certain revenue and expenses related to these properties for the year ended December 31, 2015:

Rental revenues	$940,048
Fee and other income	112,218
Rental operating expenses	(595,832)
Depreciation	(165,646)
Interest expense	(422,163)
Gain on sale of real estate	4,730,398
Discontinued operations before non-controlling interests	$4,599,023

7. OTHER ASSETS

Other assets consist of the following:

	December 31,	December 31,
	2016	2015
Deferred rent receivable	$2,950,034	$2,097,623
Raw land	900,000	900,000
Prepaid expenses, deposits and other	564,983	758,173
Accounts receivable, net	558,959	683,446
Other intangibles, net	455,632	536,533
Notes receivable	316,374	920,216
Total other assets	$5,745,982	$5,895,991

8.  MORTGAGE NOTES PAYABLE

Mortgage notes payable consisted of the following:

		Principal as of
		December 31,	December 31,	Loan	Interest
Mortgage note property	Notes	2016	2015	Type	Rate (1)	Maturity
Havana/Parker Complex		$-	$2,500,000	Fixed	6.51%	7/1/2016
Rangewood Medical Office Building		958,106	1,027,085	Fixed	4.95%	1/1/2019
Regatta Square		1,150,566	1,183,473	Fixed	4.95%	1/1/2019
Port of San Diego Complex		9,852,456	10,097,726	Fixed	4.75%	3/5/2020
Garden Gateway Plaza		6,626,739	6,799,229	Fixed	5.00%	4/5/2020
West Fargo Industrial		4,434,655	4,500,000	Fixed	4.79%	8/4/2020
Morena Office Center	(2)	2,224,839	2,289,899	Fixed	4.50%	1/1/2021
Waterman Plaza	(4)	3,939,037	-	Fixed	4.25%	4/29/2021
Pacific Oaks Plaza		1,512,640	1,556,891	Fixed	4.50%	6/1/2021
Shoreline Medical Building	(2)	3,602,238	3,727,569	Fixed	5.10%	6/1/2022
Highland Court		6,829,348	6,958,147	Fixed	3.82%	8/28/2022
Dakota Bank Buildings		10,677,761	10,825,201	Fixed	4.74%	7/6/2024
Union Terrace Building		6,558,704	6,600,000	Fixed	4.50%	9/5/2024
The Presidio		6,000,000	6,000,000	Fixed	4.54%	12/1/2024
Centennial Tech Center		10,077,242	10,237,591	Fixed	4.34%	1/5/2025
Research Parkway		1,956,154	-	Fixed	3.94%	1/5/2025
Arapahoe Service Center		8,500,000	8,500,000	Fixed	4.34%	1/5/2025
Union Town Center		8,440,000	8,440,000	Fixed	4.28%	1/5/2025
Yucca Valley Retail Center		6,000,000	6,000,000	Fixed	4.30%	4/11/2025
Executive Office Park	(3)	4,231,842	4,307,975	Fixed	5.80%	7/1/2025
Genesis Plaza		6,610,000	6,500,000	Fixed	4.65%	8/25/2025
One Parke Centre		6,500,000	6,610,000	Fixed	4.77%	9/5/2025
Shea Center II		17,727,500	17,727,500	Fixed	4.92%	1/5/2026
Bismarck Office Building	(6)	4,158,998	3,252,016	Fixed	4.02%	8/1/2037
NetREIT, Inc. properties		138,568,825	135,640,302		4.71%
Model Home mortgage notes		22,259,779	9,050,268	Fixed	(5)	2016-2020
Mortgage Notes Payable		$160,828,604	$144,690,570
Unamortized loan costs		(1,942,493)	(2,052,169)
Mortgage Notes Payable, net		$158,886,111	$142,638,401

(1)	Interest rates as of December 31, 2016.
(2)	Interest rate subject to resetting on the 6th loan anniversary.
(3)	Interest rate is subject to reset on July 1, 2018.
(4)	Interest rate is subject to reset on April 28, 2017.
(5)	Each Model Home has a standalone mortgage note at interest rates ranging from 3.8% to 5.5% (at December 31, 2016).
(6)	Interest rate is subject to reset on September 1, 2023.

The Company is in compliance with all conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable are as follows:

	NetREIT, Inc.	Model Homes	Principal
Years ending December 31:	Notes Payable	Notes Payable	Payments
2017	$1,927,307	$1,844,449	$3,771,756
2018	6,213,089	1,153,766	7,366,855
2019	3,153,040	16,764,027	19,917,067
2020	2,569,269	2,497,537	5,066,806
2021	12,081,874	-	12,081,874
Thereafter	112,624,246	-	112,624,246
Total	$138,568,825	$22,259,779	$160,828,604

9.  SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK

In August 2014, the Company entered into a private placement offering of $40 million of its mandatorily redeemable Series B Preferred Stock. The financing, was to be funded in installments and planned to be completed no later than the one year anniversary of the initial investment. The funds were used for Series B Preferred investor approved property acquisitions.  Certain specified management decisions were approved in advance by the Series B Preferred investor. Upon the occurrence of an event of default, the Preferred Stock investor has certain additional rights. As of December 31, 2016, the Company had issued 32,700 shares of its Series B Preferred Stock outstanding. The Company terminated the offering on December 24, 2015.  The Company has classified the Series B Preferred Stock as a liability in accordance with ASC Topic No. 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the accompanying consolidated statements of operations.

The Series B preferred stock has a $0.01 par value and a $1,000 liquidation preference. The Series B preferred stock shall be redeemed through a cash payment of the face value of the shares outstanding at redemption. The preferred return on the funds invested is 14% (10% shall be paid on a monthly basis and the remaining 4% shall accrue and compound monthly payable beginning in February 2016). The Series B Preferred Stock is scheduled to be redeemed by the third anniversary of the closing date; however, the Company has the right to extend the redemption for up to two additional years. The Company incurred approximately $3.1 million in legal and underwriting costs related to this transaction. These costs have been recorded as deferred financing costs on the accompanying consolidated balance sheets and are being amortized over the term of the agreement using the effective interest method. Amortization expense totaling approximately $1,014,000 and $952,000 was included in interest expense for the years ended December 31, 2016 and 2015, respectively, in the accompanying consolidated statement of operations.  The unamortized deferred stock costs totaled $592,000 and $1.6 million as of December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, the Company redeemed 2,300 shares of its Series B preferred stock for $2.3 million. As of December 31, 2016, the remaining outstanding number of shares was 32,700.  On August 1, 2017, the redemption date, $32.7 million is due with two one year options to extend the redemption date.

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

Cash Dividends. For the years ended December 31, 2016 and 2015, the Company paid cash dividends, net of reinvested stock dividends, of $4,517,000, and $4,124,000, respectively, or at a rate of $0.40 per share on an annualized basis.

Dividend Reinvestment Plan. The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends or other distributions otherwise distributable to them invested in additional shares of Company common stock. The Company has registered 3,000,000 shares of common stock pursuant to the dividend reinvestment plan. The dividend reinvestment plan became effective on January 23, 2012. The purchase price per share is 95% of the price the Company was formerly selling its shares for $10.00 per share. No sales commission or dealer manager fee will be paid on shares sold through the dividend reinvestment plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all Participants at least thirty (30) days prior to such record date. As of December 31, 2016, approximately $16,325,429 or 1,718,466 shares of common stock have been issued under the dividend reinvestment plan to date.

12.  SHARE-BASED INCENTIVE PLAN

The Company maintains a restricted stock incentive plan for the purpose of attracting and retaining officers, key employees and non-employee board members. Share awards vest in equal annual instalments over a three to ten year period from date of issuance. Non-vested shares have voting rights and are eligible for any dividends paid to common shares. The Company recognized compensation cost for these fixed awards over the service vesting period, which represents the requisite service period, using the straight-line method. The value of non-vested shares was calculated based on the offering price of the shares in the most recent private placement offering of $10.00, adjusted for stock dividends since granted and assumed selling costs (currently $8.60), which management believes approximates fair market value as of the date of grant.

A summary of the activity for the Company’s restricted shares was as follows:

Outstanding shares:	Common Shares

Balance at December 31, 2015	120,360
Granted	88,768
Vested	(60,249)
Balance at December 31, 2016	148,879

The non-vested restricted shares outstanding as of December 31, 2016 will vest over the next one to ten years.

The value of non-vested restricted stock granted for the years ended December 31, 2016 and 2015 was approximately $1,280,000 and $1,036,000, respectively.

Share-based compensation expense for the years ended December 31, 2016 and 2015 was approximately $520,000 and $465,000, respectively.

13.  RELATED PARTY TRANSACTIONS

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to an entity 100% owned by the Company’s Chairman and Chief Executive Officer and another related party.  Total rents charged and paid by this affiliate was approximately $36,000 and $36,000 for the years ended December 31, 2016 and 2015, respectively.

14.  SEGMENTS

The Company’s reportable segments consist of the three types of commercial real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results: Office/Industrial/Medical Properties, Residential and Retail Properties. The Company also has certain corporate level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.  The accounting policies of the reportable segments are the same as those described in Note 2.  There is no intersegment activity.

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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the years ended December 31, 2016 and 2015, respectively.

	For the Year Ended December 31,
	2016	2015
Office/Industrial/Medical Properties:
Rental income	$25,564,763	$18,497,621
Property and related expenses	(8,747,722)	(7,170,550)
Net operating income, as defined	16,817,041	11,327,071
Residential Properties:
Rental income	2,278,832	1,521,148
Property and related expenses	(113,187)	(63,875)
Net operating income, as defined	2,165,645	1,457,273
Retail Properties:
Rental income	4,608,517	3,960,076
Property and related expenses	(1,274,436)	(1,280,726)
Net operating income, as defined	3,334,081	2,679,350
Self-Storage Properties (discontinued operations):
Rental income	-	1,052,266
Property and related expenses	-	(1,183,641)
Net operating income, as defined	-	(131,375)
Reconciliation to net loss:
Total net operating income, as defined, for reportable segments	22,316,767	15,332,319
General and administrative expenses	(5,424,479)	(5,193,888)
Depreciation and amortization	(10,256,185)	(7,784,917)
Interest expense	(13,531,337)	(10,774,660)
Interest income	85,723	150,008
Gain on sale of real estate	2,186,481	6,243,640
Impairment of real estate	(948,053)	-
Net loss	$(5,571,083)	$(2,027,498)

	December 31,	December 31,
Assets by Reportable Segment:	2016	2015

Office/Industrial/Medical Properties:
Land, buildings and improvements, net (1)	$172,309,537	$178,776,776
Total assets (2)	$175,689,722	$188,805,090
Residential Properties:
Land, buildings and improvements, net (1)	$34,813,680	$16,888,267
Total assets (2)	$35,960,179	$14,395,904
Retail Properties:
Land, buildings and improvements, net (1)	$33,398,992	$35,395,235
Total assets (2)	$35,320,092	$36,747,069
Reconciliation to Total Assets:
Total assets for reportable segments	$246,969,993	$239,948,063
Other unallocated assets:
Cash and cash equivalents	3,116,147	6,626,423
Other assets, net	7,912,937	7,699,907
Total Assets	$257,999,077	$254,274,393

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.
(2)	Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

Capital Expenditures by Reportable Segment
	For the Year Ended December 31,
	2016	2015
Office/Industrial/Medical Properties:
Acquisition of operating properties	$-	$59,223,876
Capital expenditures and tenant improvements	4,092,875	2,800,100

Residential Properties:
Acquisition of operating properties	23,667,535	5,720,540

Retail Properties:
Acquisition of retail properties	-	2,908,176
Capital expenditures and tenant improvements	57,338	54,839

Totals:
Acquisition of operating properties, net	23,667,535	67,852,592
Capital expenditures and tenant improvements	4,150,213	2,854,939
Total real estate investments	$27,817,748	$70,707,531

(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

15.  SUBSEQUENT EVENTS

On December 31, 2016, the Company’s Board of Directors declared a distribution in the amount of $0.10 per common share of common stock to stockholders of record as of the close of business on December 31, 2016. The Company paid this distribution on Februrary 28, 2017.

On February 27, 2017, the Company sold the Rangewood Medical Building for approximately $2.2 million and paid off the related mortgage notes payable of approximately $953,000.

The Company is in escrow to sell the Shoreline Medical Building for approximately $8.2 million and the Regatta Square retail center for approximately $3.0 million. The sales are expected to close in April 2017.

NetREIT, Inc. and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation and Amortization – as of December 31, 2016

All amounts are in thousands		Initial Cost				Total Cost			(1)
Property Name/ Location	Encumbrances	Land Cost	Building and Improvements	Acquisition Price	Capitalized Improvements	Land Cost	Building & Improvements	Total Cost	Accumulated Depreciation	Reserve for Impairment	NBV Real Estate	Date Acquired	Year Built/ Renovated
Garden Gateway, CO Springs, CO	6,627	3,035	12,091	15,126	1,623	3,035	13,714	16,749	5,044	—	11,705	03/07	1982
Executive Park, CO Springs, CO	4,232	1,266	8,815	10,081	494	1,266	9,309	10,575	2,451	—	8,124	07/08	2000
Pacific Oaks Plaza, Escondido, CA	1,513	980	3,868	4,848	126	980	3,994	4,974	876	—	4,098	09/08	2005
Morena Center, San Diego, CA	2,225	1,333	5,203	6,536	731	1,333	5,934	7,267	1,688	500	5,079	01/09	1987
Genesis Plaza, San Diego, CA	6,610	1,400	8,600	10,000	1,415	1,400	10,015	11,415	2,744	—	8,671	03/09	1998
Dakota Center, Fargo, ND	10,678	832	8,743	9,575	2,945	832	11,688	12,520	2,371	—	10,149	08/10	1986
Rangewood Medical, CO Springs	958	572	2,058	2,630	404	572	2,462	3,034	732	248	2,054	05/11	1982
Shoreline Medical, Half Moon Bay	3,602	1,820	4,530	6,350	22	1,820	4,552	6,372	551	—	5,821	12/11	1971/2008
Port of San Diego Complex, SD, CA	9,852	9,613	4,887	14,500	1,070	9,655	5,957	15,612	1,460	—	14,152	05/12	1980
The Presidio, CO Springs, CO	6,000	1,325	5,950	7,275	866	1,325	6,816	8,141	1,532	—	6,609	11/12	1988
Bismarck Building, Bismarck, ND	4,159	413	4,926	5,339	1,116	413	6,042	6,455	1,063	—	5,392	03/14	1976
Union Terrace, Lakewood, CO	6,559	1,717	7,708	9,425	573	1,717	8,281	9,998	1,723	—	8,275	08/14	1982
Centennial Tech Center, CO	10,077	2,025	13,475	15,500	250	2,025	13,725	15,750	1,593	—	14,157	12/14	1999
Arapahoe Service Center, CO Springs	8,500	1,420	10,430	11,850	477	1,420	10,907	12,327	1,120	—	11,207	12/14	2000
West Fargo Industrial	4,435	1,693	6,207	7,900	87	1,693	6,294	7,987	356	—	7,631	08/15	1998/2005
300 N.P.	—	135	3,715	3,850	115	135	3,830	3,965	215	—	3,750	08/15	1922
Highland Court	6,829	3,608	9,442	13,050	556	3,608	9,998	13,606	1,094	—	12,512	08/15	1984
One Park Centre	6,500	1,206	7,944	9,150	166	1,206	8,110	9,316	801	—	8,515	08/15	1983
Shea Center II	17,727	2,214	23,747	25,961	143	2,214	23,890	26,104	1,695	—	24,409	12/15	2000
Total Office/ Industrial properties	$117,083	$36,607	$152,339	$188,946	$13,179	$36,649	$165,518	$202,167	$29,109	$748	$172,310

World Plaza , San Bernardino, CA	—	1,698	6,232	7,930	702	1,698	6,934	8,632	2,179	700	5,753	09/07	1974
Regatta Square, Denver, CO	1,151	811	1,369	2,180	76	811	1,445	2,256	420	—	1,836	10/07	1996
Waterman Plaza, San Bernardino, CA	3,939	2,350	4,814	7,164	66	2,380	4,880	7,260	1,208	300	5,752	08/08	2008
Yucca Retail Ctr, Yucca Valley, CA	6,000	2,386	5,175	7,561	749	2,386	5,924	8,310	1,573	—	6,737	9/11, 5/12	1978
Union Town Center, CO Springs, CO	8,440	1,750	9,462	11,212	152	1,750	9,614	11,364	820	—	10,544	12/14	2003
Research	1,956	408	2,442	2,850	58	408	2,500	2,908	131	—	2,777	8/15	2003
Total Retail properties	$21,486	$9,403	$29,494	$38,897	$1,803	$9,433	$31,297	$40,730	$6,331	$1,000	$33,399

Model Homes -NDMHR, LP	7,604	1,902	11,064	12,966	—	1,902	11,063	12,965	466	—	12,499	2010-2016	2010-2016
Model Homes -DMH LP #201	250	63	460	523	—	63	460	523	51	—	472	2012-2014	2012-2014
Model Homes-DMH LP #202	4,456	1,023	6,304	7,327	—	1,023	6,304	7,327	188	—	7,139	2014-2016	2014-2016
Model Homes-DMH LP #203	4,540	1,005	5,636	6,641		1,005	5,636	6,641	56		6,585	2016	2016
Model Homes-NTMH LLC	5,410	1,199	7,029	8,228	—	1,199	7,029	8,228	110	—	8,118	2016	2016
Total Model Home properties	22,260	5,192	30,493	35,685	—	5,192	30,492	35,684	871	—	34,813
											—
CONSOLIDATED TOTALS:	$160,829	$51,202	$212,326	$263,528	$14,982	$51,274	$227,307	$278,581	$36,311	$1,748	$240,522

(1) Depreciation is computed on a straight-line basis using useful lives up to 39 years.

NetREIT, Inc. and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation and Amortization (continued) – as of December 31, 2016

	For the Year Ended December 31,
	2016	2015
Real estate
Balance at the beginning of the year	$261,047,651	$224,730,052
Acquisitions	23,667,535	68,482,972
Improvements	4,150,213	2,854,939
Impairments	(948,053)	-
Dispositions of real estate	(11,083,652)	(35,020,312)
Balance at the end of the year	$276,833,694	$261,047,651
Accumulated depreciation and amortization
Balance at the beginning of the year	$(29,961,472)	$(26,540,852)
Depreciation and amortization expense	(10,256,185)	(7,784,917)
Dispositions of real estate	3,906,172	4,364,297
Balance at the end of the year	$(36,311,485)	$(29,961,472)