Form 10-K/A
period 2016-12-31
NETREIT, INC.
filed 2017-04-20
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for NetREIT’s Annual Meeting currently scheduled to be held on June 16, 2017 to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

EXPLANATORY NOTE TO 10-K/A

This Amendment No. 1 to Form 10-K (this "Amendment") amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 originally filed on March 17, 2017 (the "Original Filing") by NetREIT, Inc., a Maryland corporation (“we”, “our”, “us” or the “Company”).  We are filing this Amendment for the sole purpose of correcting the certain references to the date of the Annual Meeting of Stockholders, which is scheduled for June 16, 2017.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Stockholders is presently scheduled to be held on June 16, 2017.

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

**      Filed with the Original Filing

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

Signature	Title	Date

/s/ Jack K. Heilbron	Director, Chairman of the Board and Chief Executive Officer	April 20, 2017
Jack K. Heilbron	(Principal Executive Officer)

/s/ Heather L. Pittard	Principal Accounting Officer	April 20, 2017
Heather L. Pittard /s/ William H. Allen	Director	April 20, 2017
William H. Allen
/s/ David T. Bruen	Director	April 20, 2017
David T. Bruen

/s/ Shirley Y. Bullard	Director	April 20, 2017
Shirley Y. Bullard

/s/ Larry G. Dubose	Director, Executive Vice President – Model Homes Division	April 20, 2017
Larry G. Dubose

/s/ Sumner J. Rollings	Director	April 20, 2017
Sumner J. Rollings

/s/ Thomas E. Schwartz	Director	April 20, 2017
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