Form 10-Q
period 2017-03-31
NETREIT, INC.
filed 2017-05-11
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging Growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

At May 11, 2017, registrant had issued and outstanding 17,560,083 shares of its common stock, $0.01 par value.

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

NetREIT, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$49,767,558	$51,274,462
Buildings and improvements	187,302,412	190,274,191
Tenant improvements	21,251,289	21,473,750
Lease intangibles	13,602,080	13,811,291
Real estate assets and lease intangibles, cost	271,923,339	276,833,694
Accumulated depreciation and amortization	(37,499,165)	(36,311,485)
Real estate assets and lease intangibles, net	234,424,174	240,522,209
Cash and cash equivalents	4,534,501	3,116,147
Restricted cash	3,488,094	4,271,648
Deferred leasing costs, net	1,808,790	1,920,091
Goodwill	2,423,000	2,423,000
Other assets, net	5,301,862	5,745,982
TOTAL ASSETS	$251,980,421	$257,999,077

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$155,737,232	$158,886,111
Accounts payable and accrued liabilities	6,170,649	6,066,068
Accrued real estate taxes	1,700,105	2,318,990
Dividends payable	1,198,631	1,171,924
Below-market leases, net	1,612,631	1,698,086
Mandatorily redeemable Series B Preferred Stock, net, $0.01 par value, $1,000 liquidating preference; shares authorized: 35,000; 31,700 and 32,700 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively, net	31,361,868	32,108,268
Total liabilities	197,781,116	202,249,447

Commitments and contingencies

Equity:
Common stock series A, $0.01 par value, shares authorized: 100,000,000; 17,560,083 and 17,202,228 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	175,602	175,028
Additional paid-in capital	150,096,133	149,539,782
Dividends in excess of accumulated losses	(109,407,025)	(106,623,957)
Total stockholders' equity before noncontrolling interest	40,864,710	43,090,853
Noncontrolling interest	13,334,595	12,658,777
Total equity	54,199,305	55,749,630
TOTAL LIABILITIES AND EQUITY	$251,980,421	$257,999,077

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$8,014,633	$8,251,068
Fee and other income	231,894	206,506
	8,246,527	8,457,574

Costs and expenses:
Rental operating costs	2,637,103	2,473,351
General and administrative	1,257,211	1,230,411
Depreciation and amortization	2,503,516	2,659,531
Total costs and expenses	6,397,830	6,363,293

Other income (expense):
Interest expense-Series B preferred stock	(1,405,600)	(1,492,211)
Interest expense-mortgage notes	(1,910,596)	(1,896,391)
Interest and other income	9,268	21,739
Gain on sales of real estate	541,462	175,486
Income tax expense	(27,416)	(68,548)
Total other expense, net	(2,792,882)	(3,259,925)

Net Loss	(944,185)	(1,165,644)

Less: (Loss) income attributable to noncontrolling interests	(69,515)	61,683

Net loss attributable to NetREIT, Inc. common stockholders	$(1,013,700)	$(1,103,961)

Basic and diluted loss per common share
Loss per common share	$(0.06)	$(0.06)
Weighted average number of common shares outstanding - basic and diluted	17,353,033	17,236,961

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

For the Three Months Ended March 31, 2017

(Unaudited)

				Dividends
			Additional	In Excess of	Total	Non-
	Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2016	17,502,673	$175,028	$149,539,782	$(106,623,957)	$43,090,853	$12,658,777	$55,749,630
Net (loss) income	-	-	-	(1,013,700)	(1,013,700)	69,515	(944,185)
Dividends declared/reinvested	60,072	601	570,079	(1,769,368)	(1,198,688)	-	(1,198,688)
Common stock repurchased	(2,662)	(27)	(13,728)	-	(13,755)	-	(13,755)
Contributions from noncontrolling interests, net of distributions paid	-	-	-	-	-	606,303	606,303
Balance, March 31, 2017	17,560,083	$175,602	$150,096,133	$(109,407,025)	$40,864,710	$13,334,595	$54,199,305

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the	For the
	Three Months	Three Months
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net loss	$(944,185)	$(1,165,644)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,503,516	2,659,531
Stock compensation	136,920	129,534
Bad debt expense	49,388	(68,613)
Gain on sale of real estate assets, net	(541,462)	(175,486)
Amortization of financing costs	371,248	357,610
Amortization of above-market leases	30,841	46,568
Amortization of below-market leases	(85,455)	(120,158)
Straight-line rent adjustment	(170,978)	(202,782)
Changes in operating assets and liabilities:
Other assets	545,484	10,717
Accounts payable and accrued liabilities	(69,117)	(302,830)
Accrued real estate taxes	(618,885)	(58,917)
Net cash provided by operating activities	1,207,315	1,109,530
Cash flows from investing activities:
Real estate acquisitions	-	(7,399,545)
Additions to buildings and tenant improvements	(963,445)	(749,992)
Additions to deferred leasing costs	(18,865)	(280,323)
Proceeds from sale of real estate	5,218,976	1,256,151
Restricted cash	783,554	654,615
Net used in provided by (used in) investing activities	5,020,220	(6,519,094)
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	-	5,112,787
Repayment of mortgage notes payable	(3,229,748)	(932,433)
Redemption of mandatorily redeemable preferred stock	(1,000,000)	-
Contributions from noncontrolling interests net of distributions paid	606,303	1,045,243
Repurchase of common stock	(13,755)	(5,823)
Dividends paid to stockholders	(1,171,981)	(1,064,912)
Net cash (used in) provided by financing activities	(4,809,181)	4,154,862

Net increase (decrease) in cash and cash equivalents	1,418,354	(1,254,702)
Cash and cash equivalents - beginning of period	3,116,147	6,626,423
Cash and cash equivalents - end of period	$4,534,501	$5,371,721
Supplemental disclosure of cash flow information:
Interest paid Series B preferred stock	$1,405,600	$1,238,611
Interest paid-mortgage notes payable	$1,908,791	$1,752,546
Non-cash investing and financing activities:
Reinvestment of cash dividends	$570,680	$633,934
Accrual of dividends payable	$1,198,631	$1,098,911

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2017

1. ORGANIZATION

Organization. NetREIT (the “Company”) was incorporated in the State of California in January 1999 for the purpose of investing in real estate properties. Effective August 2010, NetREIT merged into NetREIT, Inc., a Maryland Corporation, with NetREIT, Inc. becoming the surviving Corporation. As a result of the merger, NetREIT is now incorporated in the State of Maryland. The Company qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and commenced operations with capital provided by its private placement offering of its equity securities in 1999. The Company’s portfolio includes the following properties:

•	Fifteen office buildings, two industrial properties and one medical building (“Office/Industrial/Medical Properties”) which total approximately 1,482,000 rentable square feet,
•	Five retail shopping centers (“Retail Properties”) which total approximately 230,000 rentable square feet, and
•	One hundred six Model Homes owned by four affiliated limited partnerships and one limited liability company (“Residential Properties”).

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

•

The Company is a limited partner in four partnerships that purchase and lease back Model Homes from developers (“Dubose Model Home Investors #201, LP”, “Dubose Model Homes Investors #202, LP”, “Dubose Model Homes Investors #203, LP” and “NetREIT Dubose Model Home REIT, LP”). The Company refers to these entities collectively, as the “Model Home Partnerships”.

The Company has determined that the entities described above, where it owns less than 100%, should be included in the Company’s consolidated financial statements as the Company directs their activities and believes that it controls these limited partnerships through NetREIT, the Parent Company.

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, for federal income tax purposes. To qualify as a REIT, the Company must distribute annually at least 90% of adjusted taxable income, as defined in the Code, to its stockholders and satisfy certain other organizational and operating requirements. As a REIT, no provision is made for federal income taxes on income resulting from those sales of real estate investments which have or will be distributed to stockholders within the prescribed limits. However, taxes are provided for those gains which are not anticipated to be distributed to stockholders unless such gains are deferred pursuant to Section 1031. In addition, the Company is subject to a federal excise tax which equals 4% of the excess, if any, of 85% of the Company’s ordinary income plus 95% of the Company’s capital gain net income over cash distributions, as defined. The Company believes that it has met all of the REIT distribution and technical requirements for the three months ended March 31, 2017 and 2016.

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and tax deprecation methods used to compute the carrying value (basis) on the investments in properties for tax purposes, among other things. During the three months ended March 31, 2017 and 2016, all distributions paid were considered return of capital to the stockholders as we reported a taxable net loss during the period.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed any significant interest or penalties for tax positions by any major tax jurisdictions.

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on March 17, 2017 and amended on April 20, 2017.

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statement and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the three months ended March 31, 2017 and 2016, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated balance sheet at year ended December 31, 2016 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the SEC on March 17, 2017 and amended on April 20, 2017.

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

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three months ended March 31, 2017, management did not believe any impairment reserve was required.

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

In November 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The new standard is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted. The amendments should be applied using a retrospective transition method to each period presented. The Company is still evaluating the provisions of ASU 2016-18 and its impact on the consolidated statement of cash flows.

3. RECENT REAL ESTATE TRANSACTIONS

On February 27, 2017, the Company sold the Rangewood Medical Building for approximately $2.2 million and recognized a loss of approximately $170,000.

On March 31, 2017, the Company sold the Regatta Square Retail Center for approximately $3.0 million and recognized a gain of approximately $756,000.

During the three months ended March 31, 2017, the Company disposed of two Model Homes for approximately $815,000 and recognized a loss of approximately $45,000 related to the sale of these Model Homes.

4. REAL ESTATE ASSETS

A summary of the properties owned by the Company as of March 31, 2017 is as follows:

			Real estate
	Date		assets, net
Property Name	Acquired	Location	(in thousands)
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	$11,605
World Plaza	September 2007	San Bernardino, California	5,697
Executive Office Park	July 2008	Colorado Springs, Colorado	8,088
Waterman Plaza	August 2008	San Bernardino, California	5,722
Pacific Oaks Plaza	September 2008	Escondido, California	4,084
Morena Office Center	January 2009	San Diego, California	5,025
Genesis Plaza	August 2010	San Diego, California	8,803
Dakota Bank Buildings	May 2011	Fargo, North Dakota	10,018
Yucca Valley Retail Center	September 2011	Yucca Valley, California	6,687
Port of San Diego Complex	December 2011	San Diego, California	14,095
Shoreline Medical Building	May 2012	Half Moon Bay, California	5,821
The Presidio	November 2012	Aurora, Colorado	6,583
Bismarck	March 2014	Fargo, ND	5,422
Union Terrace Building	August 2014	Lakewood, Colorado	8,447
Centennial Tech Center	December 2014	Colorado Springs, Colorado	13,952
Arapahoe Service Center	December 2014	Centennial, Colorado	11,062
Union Town Center	December 2014	Colorado Springs, Colorado	10,476
West Fargo Industrial	August 2015	Fargo, North Dakota	7,597
300 N.P.	August 2015	Fargo, North Dakota	3,712
Research Parkway	August 2015	Colorado Springs, Colorado	2,759
One Parke Center	August 2015	Westminster, Colorado	8,539
Highland Court	August 2015	Centennial, Colorado	12,401
Shea Center II	December 2015	Highlands Ranch, Colorado	23,995
NetREIT, Inc properties			200,590
Model Home properties	2010-2016	AZ, CA, FL, IL, NC, NJ, PA, SC, TX, UT, WI	33,834
	Total real estate assets and lease intangibles, net		$234,424

Geographic Diversification Table

The following tables show a list of properties owned by NetREIT, Inc. grouped by state location as of March 31, 2017:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent

California	8	436,022	25.5%	$6,673,885	28.5%
Colorado	11	872,878	51.0%	13,133,004	56.1%
North Dakota	4	401,461	23.5%	3,593,589	15.4%
Total	23	1,710,361	100.0%	$23,400,478	100.0%

Model Home properties:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate of Aggregate % Annual Rent
Arizona	2	4,618	1.5%	$50,220	1.7%
California	2	4,563	1.4%	42,456	1.4%
Florida	12	35,183	11.2%	394,800	13.4%
Illinois	4	11,876	3.8%	130,476	4.4%
New Jersey	4	10,379	3.3%	101,820	3.5%
North Carolina	4	13,623	4.3%	144,540	4.9%
Pennsylvania	13	36,764	11.7%	420,768	14.3%
South Carolina	4	10,829	3.4%	109,428	3.7%
Texas	56	172,180	54.7%	1,400,388	47.5%
Utah	3	9,918	3.1%	99,816	3.4%
Wisconsin	2	5,016	1.6%	55,992	1.8%
Total	106	314,949	100.0%	$2,950,704	100.0%

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	March 31, 2017			December 31, 2016
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$6,718,928	$(3,947,687)	$2,771,241	$6,872,980	$(3,840,670)	$3,032,310
Leasing costs	4,758,792	(2,625,251)	2,133,541	4,813,951	(2,517,759)	2,296,192
Above-market leases	2,124,360	(1,617,169)	507,191	2,124,360	(1,586,328)	538,032
	$13,602,080	$(8,190,107)	$5,411,973	$13,811,291	$(7,944,757)	$5,866,534

The net value of acquired intangible liabilities was $1,612,631 and $1,698,086 relating to below-market leases as of March 31, 2017 and December 31, 2016, respectively.

Aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

Nine months remaining in 2017	$1,198,271
Years ending December 31:
2018	1,380,667
2019	1,127,224
2020	895,185
2021	585,710
Thereafter	224,916
Total	$5,411,973

The weighted average amortization of the intangible assets as of March 31, 2017 is 3.9 years.

6. OTHER ASSETS

Other assets consist of the following:

	March 31,	December 31,
	2017	2016
Deferred rent receivable	$2,973,710	$2,950,034
Raw land	900,000	900,000
Other intangibles, net	435,407	455,632
Prepaid expenses, deposits and other	385,740	564,983
Notes receivable	316,374	316,374
Accounts receivable, net	290,631	558,959
Total other assets	$5,301,862	$5,745,982

7.  MORTGAGE NOTES PAYABLE

Mortgage notes payable consisted of the following:

		Principal as of
		March 31,	December 31,	Loan	Interest
Mortgage note property	Notes	2017	2016	Type	Rate (1)	Maturity
Rangewood Medical Office Building		$-	$958,106	Fixed	4.95%	1/1/2019
Regatta Square		-	1,150,566	Fixed	4.95%	1/1/2019
Garden Gateway Plaza		6,582,178	6,626,739	Fixed	5.00%	2/5/2020
Port of San Diego Complex		9,784,379	9,852,456	Fixed	4.75%	3/5/2020
West Fargo Industrial		4,416,939	4,434,655	Fixed	4.79%	8/4/2020
Morena Office Center	(2)	3,915,901	2,224,839	Fixed	4.50%	1/1/2021
Waterman Plaza		1,501,031	3,939,037	Fixed	4.25%	4/29/2021
Pacific Oaks Plaza	(4)	2,207,467	1,512,640	Fixed	4.50%	6/1/2021
The Presidio		6,000,000	6,000,000	Fixed	4.54%	12/1/2021
Shoreline Medical Building	(2)	3,569,270	3,602,238	Fixed	5.10%	6/1/2022
Highland Court		6,796,373	6,829,348	Fixed	3.82%	9/1/2022
Dakota Bank Buildings		10,630,765	10,677,761	Fixed	4.74%	7/6/2024
Union Terrace Building		6,532,066	6,558,704	Fixed	4.50%	9/5/2024
Centennial Tech Center		10,034,159	10,077,242	Fixed	4.34%	11/5/2024
Research Parkway		1,944,542	1,956,154	Fixed	3.94%	1/5/2025
Arapahoe Service Center		8,465,309	8,500,000	Fixed	4.34%	1/5/2025
Union Town Center		8,440,000	8,440,000	Fixed	4.28%	1/5/2025
Yucca Valley Retail Center		6,000,000	6,000,000	Fixed	4.30%	4/11/2025
Executive Office Park	(3)	4,211,275	4,231,842	Fixed	5.80%	7/1/2025
Genesis Plaza		6,500,000	6,610,000	Fixed	4.65%	8/25/2025
One Parke Centre		6,610,000	6,500,000	Fixed	4.77%	9/5/2025
Shea Center II		17,727,500	17,727,500	Fixed	4.92%	1/5/2026
Bismarck Office Building	(6)	4,134,066	4,158,998	Fixed	4.02%	8/1/2037
Subtotal, NetREIT, Inc. properties		136,003,220	138,568,825		4.71%
Model Home mortgage notes		21,595,636	22,259,779	Fixed	(5)	2017-2020
Mortgage Notes Payable		$157,598,856	$160,828,604
Unamortized loan costs		(1,861,624)	(1,942,493)
Mortgage Notes Payable, net		$155,737,232	$158,886,111

(1)  Interest rates as of March 31, 2017.

(2)  Interest rate is subject to resetting on the 6th loan anniversary.

(3)  Interest rate is subject to reset on July 1, 2018.

(4)  Interest rate is subject to reset on April 28, 2017.

(5)  Each Model Home has a stand-alone mortgage note at interest rates ranging from 3.8% to 5.5% per annum (at March 31, 2017).

(6)  Interest rate is subject to reset on September 1, 2023 and on September 1, 2030.

The Company is in compliance with all conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable were as follows as of March 31, 2017:

	NetREIT, Inc.	Model Homes	Principal
	Notes Payable	Notes Payable	Payments
Nine months remaining in 2017	$1,377,063	$1,054,441	$2,431,504
Years ending December 31:
2018	2,034,620	1,637,100	$3,671,720
2019	2,395,177	12,527,130	$14,922,307
2020	21,271,359	6,376,965	$27,648,324
2021	14,614,449	-	$14,614,449
Thereafter	94,310,552	-	$94,310,552
Total	$136,003,220	$21,595,636	$157,598,856

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

The Series B preferred stock has a $0.01 par value and a $1,000 liquidation preference. The Series B preferred stock shall be redeemed through a cash payment of the face value of the shares outstanding at redemption. The preferred return on the funds invested is 14% and shall be paid on a monthly basis. The Series B Preferred Stock is scheduled to be redeemed on August 1, 2017; however, the Company has two one year options to extend the redemption date. The Company incurred approximately $3.1 million in legal and underwriting costs related to this transaction. These costs have been recorded as deferred financing costs on the accompanying consolidated balance sheets as a direct deduction from the carrying amount of that debt liability and are being amortized over the term of the agreement. Amortization expense totaling approximately $254,000 and $254,000 was included in interest expense for the three months ended March 31, 2017 and 2016 in the accompanying consolidated statement of operations. The unamortized deferred stock costs totaled $338,000 and $592,000 as of March 31, 2017 and December 31, 2016, respectively.

During 2016, the Company redeemed 300 shares in June, 1,000 shares in July and 1,000 shares in August for a total of $2.3 million. During the three months ended March 31, 2017, the Company redeemed 1,000 shares for $1.0 million. As of March 31, 2017, the remaining outstanding share balance was 31,700.  On August 1, 2017, the redemption date, $31.7 million is due with two one year options to extend the redemption date at a cost of .05% per extension.

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

Cash Dividends. During the three months ended March 31, 2017 and 2016 the Company paid cash dividends, net of reinvested stock dividends, of approximately $1,172,000 and $1,065,000, respectively, or at a rate of $0.40 per share on an annualized basis.  As the Company expects to report net taxable losses for the year ended December 31, 2017, and on a cumulative basis, the cash dividends paid are expected to be a return of capital to the stockholders rather than a distribution of earnings.

Dividend Reinvestment Plan. The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of Company common stock. The Company has registered 3,000,000 shares of common stock pursuant to the dividend reinvestment plan. The dividend reinvestment plan became effective on January 23, 2012. The purchase price per share is 95% of the price the Company was formerly selling its shares or $9.50 per share. No sales commission or dealer manager fee will be paid on shares sold through the dividend reinvestment plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all Participants at least thirty (30) days prior to such record date. As of March 31, 2017 approximately $16.9 million or approximately 1,777,469 shares of common stock have been issued under the dividend reinvestment plan to date.

10.  RELATED PARTY TRANSACTIONS

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to entities 100% owned by the Company’s Chairman and Chief Executive Officer. Rental income recorded for the three months ended March 31, 2017 and 2016 totaled $7,000 and $7,000, respectively.

11. SEGMENTS

The Company’s reportable segments consist of the four types of commercial real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results: Office/Industrial/Medical Properties, Residential Properties and Retail Properties. The Company also has certain corporate level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.  The accounting policies of the reportable segments are the same as those described in Note 2.  There is no inter segment activity.

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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31,
	2017	2016
Office/Industrial/Medical Properties:
Rental income	$6,289,692	$7,019,176
Property and related expenses	(2,218,518)	(2,232,590)
Net operating income, as defined	4,071,174	4,786,586
Residential Properties:
Rental income	830,231	388,400
Property and related expenses	(38,956)	(17,704)
Net operating income, as defined	791,275	370,696
Retail Properties:
Rental income	1,126,604	1,049,998
Property and related expenses	(379,629)	(223,057)
Net operating income, as defined	746,975	826,941
Reconciliation to net loss:
Total net operating income, as defined, for reportable segments	5,609,424	5,984,223
General and administrative expenses	(1,257,211)	(1,230,411)
Depreciation and amortization	(2,503,516)	(2,659,531)
Interest expense	(3,316,196)	(3,388,602)
Interest income	9,268	21,739
Income tax expense	(27,416)	(68,548)
Gain on sale of real estate	541,462	175,486
Net loss	$(944,185)	$(1,165,644)

	March 31,	December 31,
Assets by Reportable Segment:	2017	2016

Office/Industrial/Medical Properties:
Land, buildings and improvements, net (1)	$169,196,732	$172,309,537
Total assets (2)	$171,270,735	$175,689,722
Residential Properties:
Land, buildings and improvements, net (1)	$33,834,310	$34,813,680
Total assets (2)	$34,346,130	$35,960,179
Retail Properties:
Land, buildings and improvements, net (1)	$31,340,544	$33,398,992
Total assets (2)	$32,904,933	$35,320,092
Reconciliation to Total Assets:
Total assets for reportable segments	$238,521,798	$246,969,993
Other unallocated assets:
Cash and cash equivalents	4,534,501	3,116,147
Other assets, net	8,924,122	7,912,937
Total Assets	$251,980,421	$257,999,077

(1)  Includes lease intangibles and the land purchase option related to property acquisitions.

(2)  Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other      related intangible assets, all shown on a net basis.

Capital Expenditures by Reportable Segment
	For the Three Months Ended March 31,
	2017	2016
Office/Industrial/Medical Properties:
Capital expenditures and tenant improvements	$927,668	$748,800

Residential Properties:
Acquisition of operating properties	-	7,399,545

Retail Properties:
Capital expenditures and tenant improvements	35,777	1,192

Totals:
Acquisition of operating properties, net	-	7,399,545
Capital expenditures and tenant improvements	963,445	749,992
Total real estate investments	$963,445	$8,149,537

12. SUBSEQUENT EVENTS

On April 7, 2017 the Company closed on the sale of the Shoreline Medical Building for approximately $8.2 million and paid off the related mortgage note payable totaling approximately $3.6 million.

On May 8, 2017, the Company redeemed 1,000 shares of its Series B preferred stock for $1,000,000. As of May 11, 2017, the remaining outstanding share balance was 30,700.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our financial statements and should be read in conjunction with the financial statements, footnotes and to Cautionary Statements appearing elsewhere in this report.

OVERVIEW

The Company operates as a self-managed and self-administered real estate investment trust, or REIT.  The Company acquires, owns and manages a geographically diversified portfolio of real estate assets including industrial, office, retail and model home leased residential properties located throughout the United States. As of March 31, 2017, the Company owned or had an equity interest in:

•	Fifteen multi-tenant office buildings and two industrial properties and one medical building (“Office Properties”) which total approximately 1,482,000 rentable square feet,
•	Five retail shopping centers (“Retail Properties”) which total approximately 230,000 rentable square feet, and
•	One hundred six Model Homes owned by four affiliated limited partnerships and one limited liability company (“Residential Properties”).

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

SIGNIFICANT TRANSACTIONS IN 2017 AND 2016

Acquisitions – We did not acquire any properties during the three months ended March 31, 2017. We acquired the following properties during the year ended December 31, 2016:

•

The Company acquired sixty-five Model Home properties and leased them back to the homebuilders. The purchase price for the properties was $23.7 million. The purchase price paid was through cash payments of $7.5 million and mortgage notes of $16.2 million.

Dispositions - We review our portfolio of investment properties for value appreciation potential on an ongoing basis, and dispose of any properties that no longer satisfy our requirements in this regard. The proceeds from any such property sale, after repayment of any associated mortgage, are available for investing in properties that we believe will have a much greater likelihood of future price appreciation. We disposed of the following properties during the three months ended March 31, 2017 and the year ended December 31, 2016:

•	On February 27, 2017, the Company sold the Rangewood Medical Building for approximately $2.2 million and recognized a loss of approximately $170,000.
•	On March 31, 2017, the Company sold the Regatta Square Retail Center for approximately $3.0 million and recognized a gain of approximately $756,000.
•

During the three months ended March 31, 2017, the Company disposed of two Model Homes for approximately $815,000 and recognized a loss of approximately $45,000 related to the sale of these Model Homes.

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

ECONOMIC ENVIRONMENT

The United States continues to slowly gain momentum from the recession of 2008 with GDP of 1.6 percent for 2016, a decrease compared to 2015 which reported GDP of 2.6 percent.  The decrease from 2015 to 2016 reflected a reduction in private inventory investment, a deceleration in personal consumption expenditures, a downturn in nonresidential fixed investment and reductions in state and local government spending. During the first quarter of 2017, GDP was 0.7%. The deceleration of GDP during the first quarter of 2017 was primarily due to consumer consumption and inventories. This has been described as a blip, not a sign of stagnation.

The published unemployment rates during 2016 remained slightly below the 5% range and many experts forecast that it will stabilize at the current levels.  Although the job growth slowed in March 2017 due to continued layoffs in the retail sector the unemployment rate did drop to a near 10-year low of 4.5 percent suggesting the labor market was still tightening. There seems to be concern with the increase in long-term unemployment, high involuntary part-time employment and meager increases of wages and salaries. With the decreasing unemployment rates many people agree wages increases are likely to follow.  Job gains in the office-using employment sector, professional & business services, financial activities and information, continue to outpace broader job gains and that could be favorable for the commercial real estate segment. Vacancy rates for commercial real estate continued to tighten.  Rental rates have increased in many primary and secondary markets.

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

The significance of the U.S. Dollar in the global economy, the size of the U.S. debt and uncertainty of servicing such debt seems to be the biggest concern for continued economic growth. The impact of the current global market instability and recent slowdown in economies of China, Asia and Europe and the ability of certain European Union countries to continue to service their sovereign debt obligations are inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions.

It is impossible to project U.S. economic growth but economic conditions could have a material effect on our business, financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 17, 2017 and amended on April 20, 2017.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016.

Our results of operations for the three months ended March 31, 2017 and 2016 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense and depreciation and amortization will increase in future periods as a result of anticipated growth through future acquisitions of real estate related investments.

The following discussion over our results of operations for all properties for the three months ended March 31, 2017 and 2016 relates to continuing operations.

Revenues.  Total revenue was $8.2 million for the three months ended March 31, 2017 compared to $8.5 million for the same period in 2016, a decrease of $300,000 or 3.5%. The decrease in rental income as reported for the three month period in 2017 as compared to 2016 is due to an early termination fee of $376,000 received during 2016 offset by an increase of $90,000 in model homes transaction fees recognized during 2017 when compared to 2016 due to model homes acquisitions during the fourth quarter of 2016.  Same store occupancy was at 90.9% and 87.8% as of March 31, 2017 and 2016, respectively.

Rental Operating Costs.  Rental operating costs were $2.6 million for the three months ended March 31, 2017 compared to $2.5 million for the same period in 2016, an increase of approximately $100,000 or 4.0%.  Rental operating costs as a percentage of total revenue was 31.7% and 29.4% for the three months ended March 31, 2017 and 2016, respectively.

General and Administrative Expenses. General and administrative (“G&A”) expenses was $1.3 million for the three months ended March 31, 2017 compared to $1.2 million for the same period in 2016, an increase of  approximately $100,000 or 8.3%. The increase in G&A expense is due to the annual salary increases and an increase in group insurance rates.  G&A expenses as a percentage of total revenue was 15.9% and 14.1% for three months ended March 31, 2017 and 2016.

Depreciation and Amortization. Depreciation and amortization expense totaled approximately $2.5 million for the three months ended March 31, 2017, compared to approximately $2.7 million for the same period in 2016, representing a decrease of approximately $200,000 or 7.4%. Depreciation and amortization expense associated with properties sold and held for sale account for all of the decrease during the quarter.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During three months ended March 31, 2017, management did not believe any impairment reserve was required.

Interest Expense-Series B preferred stock. The Series B Preferred Stock issued in August 2014 includes a mandatory redemption provision and therefore is treated as a liability for financial reporting purposes. The dividends paid and accrued and the amortization of the deferred offering costs are considered interest expense. Interest expense, including amortization of the deferred offering costs, totaled $1.4 million for the three months ended March 31, 2017 compared to $1.5 million for the same period in 2016. Dividends paid and accrued totaled $1.1 million and $1.2 million, respectively, and the amortization of the deferred offering costs associated with that transaction totaled $254,000 and $254,000, respectively for the three months ended March 31, 2017 and 2016 and were included in interest expense-Series B preferred stock in the accompanying financial statements. There were 31,700 and 32,000 shares outstanding as of March 31, 2017 and 2016, respectively, resulting in the decrease in interest expense.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges remained consistent for the three months March 31, 2017 when compared to the same period in 2016 totaling $1.9 million. The weighted average interest rate on our outstanding debt was 4.6 % as of March 31, 2017 compared to 4.7% as of March 31, 2016.

Gain on Sale of Real Estate Assets, net. For the three months ended March 31, 2017, the Company recognized net gains from the sales of real estate $541,000 due to the sales of Rangewood Medical Office Building, Regatta Square Retail Center and two Model Homes. The sale of Rangewood Medical Office Building resulted in a loss of approximately $170,000. The sale of Regatta Square resulted in a gain of approximately $756,000. The sale of the two Model Homes resulted in a loss of approximately $45,000. For the three months ended March 31, 2016, the Company recognized a gain from the sale of four Model Homes of approximately $175,000.

Income/losses allocated to non-controlling interests.  Income allocated to non-controlling interests for the three months ended March 31, 2017 totaled approximately $70,000 when compared to the loss allocated during the three months ended March 31, 2016 of $62,000.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect the market turbulence could continue in the commercial real estate arena due to the uncertainties with global interest rates. We believe that as a result of the trends, new mortgage financing will continue to remain less favorable in terms of loan amount to value as pre-recession days, which may negatively impact our ability to finance future acquisitions. Long-term interest rates remain relatively low by historical standards but we anticipate that interest rates will increase during the next couple years.  On the other hand, we believe the negative trends in the mortgage markets for smaller properties and in some geographic locations have reduced property prices and may, in certain cases, reduce competition for those properties.

Our future sources of liquidity include existing cash and cash equivalents, cash flows from operations, new mortgages on our unencumbered properties, refinancing of existing mortgages, future real estate sales and the possible sale of additional equity/debt securities. Our available liquidity at March 31, 2017 included cash and cash equivalents of $4.5 million, as well as our potential borrowing capacity under potential credit facilities such as a revolving line of credit or from mortgages on unencumbered properties and refinancing of mortgages with low debt to value. We currently do not have a revolving line of credit but have been exploring the possibilities of obtaining such a line of credit. On August 1, 2017, the redemption date, $31.7 million is due on the Series B preferred stock with two one year options to extend the redemption date at a cost of .05% per extension.

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

Our short term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements and funding for our distributions to stockholders. During the three months ended March 31, 2017, our principal debt service was approximately $600,000 (debt paid off in connection with sales of real estate was $2.6 million) and the cash portion of the distributions to our common shareholders was $1.2 million, while the net cash provided by our operating activities totaled approximately $1.2 million. The remainder of the short term liquidity needs was covered by our cash and cash equivalents. We believe that the cash flow from our existing portfolio and our acquisitions and distributions from joint ventures in Model Home partnerships will be sufficient to fund our near term operating costs, capital expenditures, debt service costs and the cash portion of distributions to stockholders at the current rate. However, if our cash flow from operating activities is not sufficient to fund our short term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness or we will reduce the rate of distribution to the stockholders.

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

Cash and Cash Equivalents

At March 31, 2017, we had approximately $4.5 million in cash and cash equivalents.  Our cash and cash equivalents are held in bank accounts at third party institutions and consist of invested cash and cash in our operating accounts.  During 2017 and 2016, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $2.0 million of our cash balance is intended for capital expenditures on existing properties (net of deposits held in reserve accounts by our lenders). We intend to use the remainder of our existing cash and cash equivalents for acquisitions, general corporate purposes and distributions to our stockholders.

Secured Debt

As of March 31, 2017, NetREIT had fixed-rate mortgage notes payable in the aggregate principal amount of $136.0 million, collateralized by a total of 21 properties with loan terms at issuance ranging from 5 to 20 years.  The weighted-average interest rate on the mortgage notes payable as of March 31, 2017 was approximately 4.6%, and our debt to estimated market value on these properties was approximately 53.4%.

As of March 31, 2017, NetREIT Dubose, and related entities, had 103 fixed-rate mortgage notes payable in the aggregate principal amount of $21.6 million, collateralized by a total of 103 Model Home properties. These loans generally have a term at issuance of three to five years.  The average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $210,000 and 4.3%, respectively as of March 31, 2017. Our debt to estimated value on these properties is approximately 54.5%. The Company has guaranteed these promissory notes.

Despite the disruptions in the debt market discussed in "Overview" above, we have been able to refinance maturing debts before scheduled maturity dates and we have also not experienced any unusual difficulties financing our acquisitions.

Cash Flows for the three months ended March 31, 2017 and March 31, 2016.

Operating Activities: Net cash provided in operating activities for the three months ended March 31, 2017 increased by approximately $100,000 to $1.2 million from net cash provided of $1.1 million for the three months ended March 31, 2016.

Investing Activities: Net cash provided by investing activities during the three months ended March 31, 2017 was $5.0 million compared to $6.5 million of cash used in the same period in 2016. During the three months ended March 31, 2017, the Company did not purchase any model homes or office properties. During the three months ended March 31, 2016, the Company purchased twenty-four Model Homes for approximately $7.4 million. During the three months ended March 31, 2017, the Company received proceeds from the sales of one medical building and one retail building totaling approximately $5.2 million. The Company received proceeds from the sales of 4 model homes for $1.3 million during the three months ended March 31, 2016

We currently project that we could spend up to $2.0 million (net of deposits held in reserve accounts by lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio on an annual basis. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures in the future due to rising construction costs and the anticipated increase in property acquisitions. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities:   Net cash used in financing activities during the three months ended March 31, 2017 was $4.8 million compared to cash provided of $4.2 million for the same period in 2016 primarily due to repaying $3.2 million in mortgage notes payable from debt service and in connection with the sales of one medical building and one retail building. During the same period in 2016, we received proceeds from mortgage notes payable of $5.1 million. During the three month ended March 31, 2017, we redeemed 1,000 shares of Series B preferred stock for $1,000,000. There were no redemptions for the same period in 2016.

Off-Balance Sheet Arrangements

As of March 31, 2017, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

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

The following table presents our FFO and MFFO for the three months ended March 31, 2017:

	For the Three Months Ended March 31,
	2017	2016
Net loss	$(1,013,700)	$(1,103,961)
Adjustments:
Loss (income) attributable to noncontrolling interests	69,515	(61,683)
Depreciation and amortization (including discontinued operations)	2,503,516	2,659,531
Gain on sale of real estate assets	(541,462)	(175,486)
FFO	$1,017,869	$1,318,401
Straight-line rent adjustment	(170,978)	(202,782)
Amortization of above and below market leases, net	(54,614)	(73,590)
Restricted stock compensation	136,920	129,534
Amortization of financing costs	371,248	357,610
Real estate acquisition costs	615	9,639
MFFO	$1,301,060	$1,538,812

No conclusion or comparisons should be made from the presentation of these figures. The Company experienced a decrease in FFO for the three months ended March 31, 2017 when compared to the same period in 2016 due to having higher gains during 2017 over 2016, which is a deduction to FFO.

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

Same-Store Property Operating Results for the three months ended March 31, 2017 and 2016.

The table below presents the 2017 and 2016 operating results for the Company’s commercial rental properties owned as of January 1, 2016, thereby excluding the impact on our results of operations from the real estate properties acquired subsequently.  The table below excludes model home operations as the rental rates do not fluctuate during the term of the lease and there are no operating expenses.  Income from discontinued operations from the self-storage portfolio are not included. The Company believes that this type of non-GAAP financial measure, when considered with our financial statements prepared in accordance with GAAP, is useful to investors to better understand the Company’s operating results. Properties are included in this analysis if they were owned and operated for the entirety of both periods being compared. Further, same-property operating results is a measure for which there is no standard definition and, as such, it is not consistently defined or reported on among the Company’s peers, and thus may not provide an adequate basis for comparison between REITs.

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

	For the Three Months Ended March 31,		Variance
	2017	2016	$	%
Rental revenues	$7,237,041	$7,627,311	$(390,270)	-5.1%
Rental operating costs	2,598,280	2,395,527	202,753	8.5%

Net operating income	$4,638,761	$5,231,784	$(593,023)	-11.3%

Operating Ratios:
Number of same properties	22	22
Same-property occupancy, end of period	90.9%	87.8%		3.1%
Same-properties operating costs as a percentage of total revenues	35.9%	31.4%		4.5%

Overview

Same-store property NOI decreased for the three months ended March 31, 2017 as compared to the corresponding period in 2016 as evidenced by the decrease in rental revenues of 5.1 % and NOI of 11.3%. The decrease was due to receiving an early termination fee of approximately $376,000 and recording approximately $210,000 in CAM reconciliation credits due to tenants during the first quarter of 2016. Without the early termination fee and CAM reconciliation credits, same-store property rental revenues would have increased 2.8% and NOI would have decreased by .2%, respectively. The decrease in same-store NOI was due to an increase in rental operating costs during the first quarter of 2017 when compared to 2016 due to an increase in bad debt expense during the quarter of approximately $70,000, an increase in utilities of $40,000 and $90,000 in maintenance costs.

Leasing

Our same-store results is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, we believe that the infill nature and strong demographics of our properties provide us with a strategic advantage, allowing us to maintain relatively high occupancy and increase rental rates. We have continued to see signs of improvement for many of our tenants as well as increased interest from prospective tenants for our spaces. While there can be no assurance that these positive signs will continue, we remain cautiously optimistic regarding the improved trends we have seen over the past few years. We believe the locations of our properties and diverse tenant base mitigate the potentially negative impact of a poor economic environment. However, any reduction in our tenants' abilities to pay base rent, percentage rent or other charges, may adversely affect our financial condition and results of operations.

During the quarter ended March 31, 2017, we signed 18 comparable leases (6 new leases and 12 renewals) for a total of 52,308 square feet of comparable space leases, at an average rental rate increase of 2.1% on a cash basis and an average rental increase of 3.3 % on a straight-line basis. Six new office leases for comparable spaces was signed for 7,924 square feet at an average rental rate increase of 11.6% on a cash basis and an average rental rate increase of 17.4 % on a straight-line basis. Renewals for comparable office spaces were signed for 44,384 square feet at an average rental rate increase of .6% on a cash basis and increase of 1.1% on a straight-line basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

31.2

Certification of the Company's Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 11, 2017	NetREIT, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

By:	/s/ Heather L. Pittard
Name:	Heather L. Pittard
Title:	Principal Accounting Officer