Form 10-Q
period 2017-06-30
NETREIT, INC.
filed 2017-08-11
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging Growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

At August 11, 2017, registrant had issued and outstanding 17,619,118 shares of its common stock, $0.01 par value.

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

NetREIT, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$49,246,634	$51,274,462
Buildings and improvements	190,028,533	190,274,191
Tenant improvements	21,942,782	21,473,750
Lease intangibles	13,383,080	13,811,291
Real estate assets and lease intangibles, cost	274,601,029	276,833,694
Accumulated depreciation and amortization	(39,177,141)	(36,311,485)
Real estate assets and lease intangibles, net	235,423,888	240,522,209
Cash and cash equivalents	5,847,369	3,116,147
Restricted cash	3,046,359	4,271,648
Deferred leasing costs, net	1,887,513	1,920,091
Goodwill	2,423,000	2,423,000
Other assets, net	5,451,230	5,745,982
TOTAL ASSETS	$254,079,359	$257,999,077

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$159,952,064	$158,886,111
Accounts payable and accrued liabilities	6,062,847	6,066,068
Accrued real estate taxes	1,327,791	2,318,990
Dividends payable	1,224,122	1,171,924
Below-market leases, net	1,530,323	1,698,086
Mandatorily redeemable Series B Preferred Stock, net, $0.01 par value, $1,000 liquidating preference; shares authorized: 35,000; 30,700 and 32,700 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively, net	30,461,967	32,108,268
Total liabilities	200,559,114	202,249,447

Commitments and contingencies

Equity:
Common stock series A, $0.01 par value, shares authorized: 100,000,000; 17,619,118 and 17,502,673 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	176,193	175,028
Additional paid-in capital	150,629,093	149,539,782
Dividends in excess of accumulated losses	(111,162,810)	(106,623,957)
Total stockholders' equity before noncontrolling interest	39,642,476	43,090,853
Noncontrolling interest	13,877,769	12,658,777
Total equity	53,520,245	55,749,630
TOTAL LIABILITIES AND EQUITY	$254,079,359	$257,999,077

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$7,794,585	$7,658,273	$15,809,218	$15,909,341
Fee and other income	723,489	148,001	955,383	328,950
Total revenue	8,518,074	7,806,274	16,764,601	16,238,291

Costs and expenses:
Rental operating costs	2,636,063	2,585,013	5,273,165	5,058,364
General and administrative	1,439,820	1,232,319	2,629,837	2,462,730
Depreciation and amortization	2,443,817	2,499,630	4,947,333	5,159,161
Total costs and expenses	6,519,700	6,316,962	12,850,335	12,680,255

Other income (expense):
Interest expense-Series B preferred stock	(1,359,205)	(1,610,517)	(2,764,805)	(3,102,727)
Interest expense-mortgage notes	(1,952,216)	(1,890,682)	(3,862,812)	(3,761,516)
Interest and other income	5,829	46,593	15,097	68,332
Gain on sales of real estate, net	1,485,589	1,213,060	2,027,051	1,388,545
Income tax expense	(13,746)	(76,152)	(108,356)	(144,700)
Total other expense, net	(1,833,749)	(2,317,698)	(4,693,825)	(5,552,066)

Net income (loss)	164,625	(828,386)	(779,559)	(1,994,030)

Less: Income attributable to noncontrolling interests	(145,313)	(83,039)	(214,828)	(21,356)

Net income (loss) attributable to NetREIT, Inc. common stockholders	$19,312	$(911,425)	$(994,387)	$(2,015,386)

Basic and diluted income (loss) per common share
Income (loss) per common share	$0.00	$(0.05)	$(0.06)	$(0.12)
Weighted average number of common shares outstanding - basic and diluted	17,565,158	17,269,324	17,538,020	16,979,533

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

For the Six Months Ended June 30, 2017

(Unaudited)

				Dividends
			Additional	In Excess of	Total	Non-
	Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2016	17,502,673	$175,028	$149,539,782	$(106,623,957)	$43,090,853	$12,658,777	$55,749,630
Net (loss) income	-	-	-	(994,387)	(994,387)	214,828	(779,559)
Dividends declared/reinvested	119,407	1,194	1,106,676	(3,544,466)	(2,436,596)	-	(2,436,596)
Common stock repurchased	(2,962)	(29)	(17,365)	-	(17,394)	-	(17,394)
Contributions from noncontrolling interests, net of distributions paid	-	-	-	-	-	1,004,164	1,004,164
Balance, June 30, 2017	17,619,118	$176,193	$150,629,093	$(111,162,810)	$39,642,476	$13,877,769	$53,520,245

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net loss	$(779,559)	$(1,994,030)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,947,333	5,159,161
Stock compensation	273,840	259,068
Bad debt expense	1,000	(52,948)
Gain on sale of real estate assets, net	(2,027,051)	(1,388,545)
Amortization of financing costs	743,291	735,307
Amortization of above-market leases	55,663	93,136
Amortization of below-market leases	(167,763)	(234,140)
Straight-line rent adjustment	(317,390)	(402,452)
Changes in operating assets and liabilities:
Other assets	570,693	715,371
Accounts payable and accrued liabilities	(277,060)	(1,368,187)
Accrued real estate taxes	(991,200)	(805,744)
Net cash provided by operating activities	2,031,797	715,997
Cash flows from investing activities:
Real estate acquisitions	(9,694,785)	(7,768,755)
Additions to buildings and tenant improvements	(1,819,591)	(2,331,329)
Additions to deferred leasing costs	(233,069)	(533,760)
Proceeds from sales of real estate	13,942,848	5,287,277
Restricted cash	1,225,289	2,126,847
Net cash provided by (used in) investing activities	3,420,692	(3,219,720)
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	9,063,146	9,199,547
Repayment of mortgage notes payable	(8,233,285)	(5,514,476)
Series B preferred stock costs	(153,500)	-
Redemption of mandatorily redeemable Series B preferred stock	(2,000,000)	(300,000)
Contributions from noncontrolling interests net of distributions paid	1,004,164	211,173
Repurchase of common stock	(17,394)	(55,023)
Dividends paid to stockholders	(2,384,398)	(2,145,717)
Net cash (used in) provided by financing activities	(2,721,267)	1,395,504

Net increase (decrease) in cash and cash equivalents	2,731,222	(1,108,219)
Cash and cash equivalents - beginning of period	3,116,147	6,626,423
Cash and cash equivalents - end of period	$5,847,369	$5,518,204
Supplemental disclosure of cash flow information:
Interest paid Series B preferred stock	$2,242,605	$3,990,611
Interest paid-mortgage notes payable	$3,732,411	$3,705,826
Non-cash investing and financing activities:
Reinvestment of cash dividends	$1,107,870	$1,258,904
Accrual of dividends payable	$1,224,122	$1,144,320

See Notes to Condensed Consolidated Financial Statements

NetREIT, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2017

1. ORGANIZATION

Organization. NetREIT, Inc. (the “Company”) is incorporated in the State of Maryland and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s portfolio includes the following properties:

•	Fifteen office buildings and two industrial properties (“Office/Industrial Properties”) which total approximately 1,467,000 rentable square feet,
•	Four retail shopping centers (“Retail Properties”) which total approximately 230,000 rentable square feet,
•	One mixed use property which total approximately 55,000 rentable square feet (“Mixed Use Properties”), and
•	One hundred twenty-nine Model Homes owned by four affiliated limited partnerships and one limited liability company (“Residential Properties”).

The Company operates in the following partnerships during the periods covered by these condensed consolidated financial statements:

•

The Company is the sole General Partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), all with ownership in real estate income producing properties. The Company refers to these entities collectively, as the “NetREIT Partnerships”. In June 2016, the Company purchased the 5.99% outside interest in NetREIT Garden Gateway LP.

•

The Company is the general and limited partner in four partnerships that purchase and lease back Model Homes from developers (“Dubose Model Home Investors #201, LP”, “Dubose Model Homes Investors #202, LP”, “Dubose Model Homes Investors #203, LP” and “NetREIT Dubose Model Home REIT, LP”). The Company refers to these entities collectively, as the “Model Home Partnerships”.

The Company has determined that the entities described above, where it owns less than 100%, should be included in the Company’s consolidated financial statements as the Company directs their activities and believes that it controls these limited partnerships through NetREIT, the Parent Company.

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, for federal income tax purposes. To qualify as a REIT, the Company must distribute annually at least 90% of adjusted taxable income, as defined in the Code, to its stockholders and satisfy certain other organizational and operating requirements. As a REIT, no provision is made for federal income taxes on income resulting from those sales of real estate investments which have or will be distributed to stockholders within the prescribed limits. However, taxes are provided for those gains which are not anticipated to be distributed to stockholders unless such gains are deferred pursuant to Section 1031. In addition, the Company is subject to a federal excise tax which equals 4% of the excess, if any, of 85% of the Company’s ordinary income plus 95% of the Company’s capital gain net income over cash distributions, as defined. The Company believes that it has met all of the REIT distribution and technical requirements for the three and six months ended June 30, 2017 and 2016.

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and tax deprecation methods used to compute the carrying value (basis) on the investments in properties for tax purposes, among other things. During the six months ended June 30, 2017 and 2016, all distributions paid were considered return of capital to the stockholders as we reported a taxable net loss during the period.

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

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statement and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the six months ended June 30, 2017 and 2016, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated balance sheet at year ended December 31, 2016 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the SEC on March 17, 2017 and amended on April 20, 2017.

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

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the six months ended June 30, 2017, management did not believe any impairment reserve was required.

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

On April 7, 2017, the Company sold the Shoreline Medical Building for approximately $8.2 million and recognized a gain of approximately $1.3 million.

During the six months ended June 30, 2017, the Company disposed of nine Model Homes for approximately $2.5 million and recognized a gain of approximately $141,000 related to the sale of these Model Homes.

During the six months ended June 30, 2017, the Company acquired thirty model homes for approximately $9.7 million. The purchase price was paid through cash payments of $7.5 million and mortgage notes of $16.2 million.

4. REAL ESTATE ASSETS

A summary of the properties owned by the Company as of June 30, 2017 is as follows:

			Real estate
	Date		assets, net
Property Name	Acquired	Location	(in thousands)
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	$11,529
World Plaza	September 2007	San Bernardino, California	5,697
Executive Office Park	July 2008	Colorado Springs, Colorado	8,129
Waterman Plaza	August 2008	San Bernardino, California	5,689
Pacific Oaks Plaza	September 2008	Escondido, California	4,033
Morena Office Center	January 2009	San Diego, California	4,973
Genesis Plaza	August 2010	San Diego, California	8,739
Dakota Bank Buildings	May 2011	Fargo, North Dakota	9,896
Yucca Valley Retail Center	September 2011	Yucca Valley, California	6,635
Port of San Diego Complex	December 2011	San Diego, California	14,026
The Presidio	November 2012	Aurora, Colorado	6,482
Bismarck	March 2014	Fargo, ND	5,551
Union Terrace Building	August 2014	Lakewood, Colorado	8,412
Centennial Tech Center	December 2014	Colorado Springs, Colorado	13,748
Arapahoe Service Center	December 2014	Centennial, Colorado	10,917
Union Town Center	December 2014	Colorado Springs, Colorado	10,382
West Fargo Industrial	August 2015	Fargo, North Dakota	7,536
300 N.P.	August 2015	Fargo, North Dakota	3,704
Research Parkway	August 2015	Colorado Springs, Colorado	2,734
One Parke Center	August 2015	Westminster, Colorado	8,547
Highland Court	August 2015	Centennial, Colorado	12,430
Shea Center II	December 2015	Highlands Ranch, Colorado	23,705
NetREIT, Inc properties			193,494
Model Home properties	2010-2017	AZ, CA, FL, IL, NC, NJ, PA, SC, TX, UT, WI	41,930
	Total real estate assets and lease intangibles, net		$235,424

Geographic Diversification Table

The following tables show a list of properties owned by NetREIT, Inc. grouped by state location as of June 30, 2017:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent

California	7	422,687	24.9%	$5,685,960	26.3%
Colorado	11	872,878	51.4%	12,330,663	57.1%
North Dakota	4	401,461	23.7%	3,563,174	16.5%
Total	22	1,697,026	100.0%	$21,579,797	100.0%

Model Home properties:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate of Aggregate % Annual Rent
Arizona	2	4,618	1.3%	$50,220	1.4%
California	2	4,563	1.2%	42,456	1.2%
Florida	34	82,995	22.5%	897,660	25.7%
Illinois	3	8,941	2.4%	98,004	2.8%
New Jersey	4	10,379	2.8%	101,820	2.9%
North Carolina	4	13,623	3.7%	144,540	4.1%
Pennsylvania	11	30,989	8.4%	371,988	10.6%
South Carolina	3	8,703	2.4%	93,864	2.7%
Texas	61	188,315	51.2%	1,537,080	44.0%
Utah	3	9,918	2.7%	99,816	2.9%
Wisconsin	2	5,016	1.4%	55,992	1.6%
Total	129	368,060	100.0%	$3,493,440	100.0%

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	June 30, 2017			December 31, 2016
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$6,635,928	$(4,150,414)	$2,485,514	$6,872,980	$(3,840,670)	$3,032,310
Leasing costs	4,622,792	(2,709,250)	1,913,542	4,813,951	(2,517,759)	2,296,192
Above-market leases	2,124,360	(1,641,992)	482,368	2,124,360	(1,586,328)	538,032
	$13,383,080	$(8,501,656)	$4,881,424	$13,811,291	$(7,944,757)	$5,866,534

The net value of acquired intangible liabilities was $1,530,323 and $1,698,086 relating to below-market leases as of June 30, 2017 and December 31, 2016, respectively.

Aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

Six months remaining in 2017	$749,854
Years ending December 31:
2018	1,320,270
2019	1,066,827
2020	850,757
2021	554,344
Thereafter	339,372
Total	$4,881,424

The weighted average amortization of the intangible assets as of June 30, 2017 is 3.6 years.

6. OTHER ASSETS

Other assets consist of the following:

	June 30,	December 31,
	2017	2016
Deferred rent receivable	$2,920,529	$2,950,034
Raw land	900,000	900,000
Prepaid expenses, deposits and other	648,904	564,983
Other intangibles, net	415,182	455,632
Notes receivable	316,374	316,374
Accounts receivable, net	250,241	558,959
Total other assets	$5,451,230	$5,745,982

7.  MORTGAGE NOTES PAYABLE

Mortgage notes payable consisted of the following:

		Principal as of
		June 30,	December 31,	Loan	Interest
Mortgage note property	Notes	2017	2016	Type	Rate (1)	Maturity
Rangewood Medical Office Building		$-	$958,106	Fixed	4.95%	1/1/2019
Regatta Square		-	1,150,566	Fixed	4.95%	1/1/2019
Garden Gateway Plaza		6,537,121	6,626,739	Fixed	5.00%	2/5/2020
Port of San Diego Complex		9,715,579	9,852,456	Fixed	4.75%	3/5/2020
West Fargo Industrial		4,400,178	4,434,655	Fixed	4.79%	8/4/2020
Morena Office Center	(2)	2,190,482	2,224,839	Fixed	4.50%	1/1/2021
Waterman Plaza		3,893,565	3,939,037	Fixed	4.25%	4/29/2021
Pacific Oaks Plaza		1,489,478	1,512,640	Fixed	4.50%	6/1/2021
The Presidio		6,000,000	6,000,000	Fixed	4.54%	12/1/2021
Shoreline Medical Building		-	3,602,238	Fixed	5.10%	6/1/2022
Highland Court		6,763,082	6,829,348	Fixed	3.82%	9/1/2022
Dakota Bank Buildings		10,584,434	10,677,761	Fixed	4.74%	7/6/2024
Union Terrace Building		6,505,946	6,558,704	Fixed	4.50%	9/5/2024
Centennial Tech Center		9,991,836	10,077,242	Fixed	4.34%	11/5/2024
Research Parkway		1,932,815	1,956,154	Fixed	3.94%	1/5/2025
Arapahoe Service Center		8,431,261	8,500,000	Fixed	4.34%	1/5/2025
Union Town Center		8,440,000	8,440,000	Fixed	4.28%	1/5/2025
Yucca Valley Retail Center		6,000,000	6,000,000	Fixed	4.30%	4/11/2025
Executive Office Park	(3)	4,191,082	4,231,842	Fixed	5.80%	7/1/2025
Genesis Plaza		6,500,000	6,610,000	Fixed	4.65%	8/25/2025
One Parke Centre		6,610,000	6,500,000	Fixed	4.77%	9/5/2025
Shea Center II		17,727,500	17,727,500	Fixed	4.92%	1/5/2026
Bismarck Office Building	(5)	4,108,883	4,158,998	Fixed	4.02%	8/1/2037
300 N.P.		2,397,089	-	Fixed	4.02%	8/1/2037
Subtotal, NetREIT, Inc. properties		134,410,331	138,568,825		4.71%
Model Home mortgage notes		27,371,340	22,259,779	Fixed	(4)	2017-2020
Mortgage Notes Payable		$161,781,671	$160,828,604
Unamortized loan costs		(1,829,607)	(1,942,493)
Mortgage Notes Payable, net		$159,952,064	$158,886,111

(1)  Interest rates as of June 30, 2017.

(2)  Interest rate is subject to reset on the 6th loan anniversary.

(3)  Interest rate is subject to reset on July 1, 2018.

(4) Each Model Home has a stand-alone mortgage note at interest rates ranging from 3.8% to 5.5% per annum (at June 30, 2017).

(5)  Interest rate is subject to reset on September 1, 2023 and on September 1, 2030.

The Company is in compliance with all conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable were as follows as of June 30, 2017:

	NetREIT, Inc.	Model Homes	Principal
	Notes Payable	Notes Payable	Payments
Six months remaining in 2017	$871,226	$726,148	$1,597,374
Years ending December 31:
2018	1,931,368	1,950,355	$3,881,723
2019	2,286,504	16,493,819	$18,780,323
2020	21,157,086	8,201,018	$29,358,104
2021	14,494,462	-	$14,494,462
Thereafter	93,669,685	-	$93,669,685
Total	$134,410,331	$27,371,340	$161,781,671

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

The Series B preferred stock has a $0.01 par value and a $1,000 liquidation preference. The Series B preferred stock shall be redeemed through a cash payment of the face value of the shares outstanding at redemption. The preferred return on the funds invested is 14% and shall be paid on a monthly basis. The Series B Preferred Stock was scheduled to be redeemed on August 1, 2017; however, the Company had two one year options to extend the redemption date. On June 30, 2017, the Company exercised its option to extend the redemption date to August 1, 2019 and paid an extension fee of $153,500. The Company incurred approximately $3.1 million in legal and underwriting costs related to this transaction. These costs have been recorded as deferred financing costs on the accompanying consolidated balance sheets as a direct deduction from the carrying amount of that debt liability and are being amortized over the term of the agreement. Amortization expense totaling approximately $507,000 and $507,000 was included in interest expense for the six months ended June 30, 2017 and 2016 in the accompanying consolidated statements of operations. The unamortized deferred stock costs totaled $237,000 and $592,000 as of June 30, 2017 and December 31, 2016, respectively.

During 2016, the Company redeemed 300 shares in June, 1,000 shares in July and 1,000 shares in August for a total of $2.3 million. During 2017, the Company redeemed 1,000 shares in March and 1,000 shares in May for a total of $2.0 million. As of June 30, 2017, the remaining outstanding share balance was 30,700.

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

Cash Dividends. During the six months ended June 30, 2017 and 2016 the Company paid cash dividends, net of reinvested stock dividends, of approximately $2,384,000 and $2,145,000, respectively, or at a rate of $0.40 per share on an annualized basis.  As the Company expects to report net taxable losses for the year ended December 31, 2017, and on a cumulative basis, the cash dividends paid are expected to be a return of capital to the stockholders rather than a distribution of earnings.

Dividend Reinvestment Plan. The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of Company common stock. The Company has registered 3,000,000 shares of common stock pursuant to the dividend reinvestment plan. The dividend reinvestment plan became effective on January 23, 2012. The purchase price per share is 95% of the price the Company was formerly selling its shares or $9.50 per share. No sales commission or dealer manager fee will be paid on shares sold through the dividend reinvestment plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all Participants at least thirty (30) days prior to such record date. As of June 30, 2017 approximately $16.9 million or approximately 1,777,469 shares of common stock have been issued under the dividend reinvestment plan to date.

10.  RELATED PARTY TRANSACTIONS

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to entities 100% owned by the Company’s Chairman and Chief Executive Officer. Rental income recorded for the three and six months ended June 30, 2017 and 2016 totaled $7,000 and $7,000, respectively, and $14,000 and $14,000, respectively.

11. SEGMENTS

The Company’s reportable segments consist of three types of commercial real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results: Office/Industrial/Mixed Use Properties, Residential Properties and Retail Properties. The Company also has certain corporate level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.  The accounting policies of the reportable segments are the same as those described in Note 2.  There is no inter segment activity.

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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Office/Industrial Properties:
Rental income	$6,535,722	$6,200,968	$12,779,101	$13,194,587
Property and related expenses	(2,295,720)	(2,140,237)	(4,514,238)	(4,373,491)
Net operating income, as defined	4,240,002	4,060,731	8,264,864	8,821,096
Residential Properties:
Rental income	930,062	567,281	1,806,607	955,681
Property and related expenses	(35,038)	(61,376)	(73,995)	(78,416)
Net operating income, as defined	895,024	505,905	1,732,612	877,265
Retail/Mixed Use Properties:
Rental income	1,052,289	1,038,025	2,178,893	2,088,023
Property and related expenses	(305,304)	(383,400)	(684,933)	(606,457)
Net operating income, as defined	746,985	654,625	1,493,960	1,481,566
Reconciliation to net loss:
Total net operating income, as defined, for reportable segments	5,882,011	5,221,261	11,491,436	11,179,927
General and administrative expenses	(1,439,820)	(1,232,319)	(2,629,837)	(2,462,730)
Depreciation and amortization	(2,443,817)	(2,499,630)	(4,947,333)	(5,159,161)
Interest expense	(3,311,421)	(3,501,199)	(6,627,617)	(6,864,243)
Interest income	5,829	46,593	15,097	68,332
Income tax expense	(13,746)	(76,152)	(108,356)	(144,700)
Gain on sale of real estate	1,485,589	1,213,060	2,027,051	1,388,545
Net income (loss)	$164,625	$(828,386)	$(779,559)	$(1,994,030)

	June 30,	December 31,
Assets by Reportable Segment:	2017	2016

Office/Industrial Properties:
Land, buildings and improvements, net (1)	$162,357,260	$172,309,537
Total assets (2)	$166,648,955	$175,689,722
Residential Properties:
Land, buildings and improvements, net (1)	$38,280,020	$34,813,680
Total assets (2)	$39,265,806	$35,960,179
Retail/Mixed Use Properties:
Land, buildings and improvements, net (1)	$31,893,613	$33,398,992
Total assets (2)	$32,680,626	$35,320,092
Reconciliation to Total Assets:
Total assets for reportable segments	$238,595,388	$246,969,993
Other unallocated assets:
Cash and cash equivalents	5,847,369	3,116,147
Other assets, net	9,636,602	7,912,937
Total Assets	$254,079,359	$257,999,077

(1)  Includes lease intangibles and the land purchase option related to property acquisitions.

(2)  Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other      related intangible assets, all shown on a net basis.

Capital Expenditures by Reportable Segment
	For the Six Months Ended June 30,
	2017	2016
Office/Industrial Properties:
Capital expenditures and tenant improvements	$1,783,814	$2,309,976

Residential Properties:
Acquisition of operating properties	9,694,785	7,768,755

Retail/Mixed Use Properties:
Capital expenditures and tenant improvements	35,777	21,353

Totals:
Acquisition of operating properties, net	9,694,785	7,768,755
Capital expenditures and tenant improvements	1,819,591	2,331,329
Total real estate investments	$11,514,376	$10,100,084

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our financial statements and should be read in conjunction with the financial statements, footnotes and to Cautionary Statements appearing elsewhere in this report.

OVERVIEW

The Company operates as a self-managed and self-administered real estate investment trust, or REIT.  The Company acquires, owns and manages a geographically diversified portfolio of real estate assets including industrial, office, retail and model home leased residential properties located throughout the United States. As of June 30, 2017, the Company owned or had an equity interest in:

•	Fifteen multi-tenant office buildings and two industrial properties (“Office/Industrial Properties”) which total approximately 1,467,000 rentable square feet,
•	Four retail shopping centers (“Retail Properties”) which total approximately 230,000 rentable square feet,
•	One mixed use property which total approximately 55, rentable square feet (“Mixed Use Properties”), and
•	One hundred twenty-nine Model Homes owned by four affiliated limited partnerships and one limited liability company (“Residential Properties”).

NetREIT’s office, industrial, retail and mixed use properties are located primarily in Southern California and Colorado, with four properties located in North Dakota. Our geographical clustering of assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas.  We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year, or has been operating for three years.

Most of our office, industrial, retail and mixed use properties are leased to a variety of tenants ranging from small businesses to large public companies, many of which do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having net leases that require the tenant to pay all of the operating expense (NNN Leases) or pay increases in operating expenses over specific base years. Decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have a negative effect on our future financial condition, results of operations and cash flow.

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

SIGNIFICANT TRANSACTIONS IN 2017 AND 2016

Acquisitions

•

The Company acquired thirty Model Home properties and leased them back to the homebuilders during the six months ended June 30, 2017. The purchase price for the properties was $9.7 million. The purchase price paid was through cash payments of $2.9 million and mortgage notes of $6.8 million.

•

The Company acquired sixty-five Model Home properties and leased them back to the homebuilders during the twelve months ended December 31, 2016. The purchase price for the properties was $23.7 million. The purchase price paid was through cash payments of $7.5 million and mortgage notes of $16.2 million.

Dispositions - We review our portfolio of investment properties for value appreciation potential on an ongoing basis, and dispose of any properties that no longer satisfy our requirements in this regard. The proceeds from any such property sale, after repayment of any associated mortgage, are available for investing in properties that we believe will have a much greater likelihood of future price appreciation. We disposed of the following properties during the six months ended June 30, 2017 and the year ended December 31, 2016:

•	On February 27, 2017, the Company sold the Rangewood Medical Building for approximately $2.2 million and recognized a loss of approximately $170,000.
•	On March 31, 2017, the Company sold the Regatta Square Retail Center for approximately $3.0 million and recognized a gain of approximately $756,000.
•	On April 7, 2017, the Company sold the Shoreline Medical Building for approximately $8.2 million and recognized a gain of approximately $1.3 million.
•

During the six months ended June 30, 2017, the Company disposed of nine Model Homes for approximately $2.5 million and recognized a gain of approximately $141,000 related to the sale of these Model Homes.

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

ECONOMIC ENVIRONMENT

The United States continues to expand its economy, one of the longest expansions on record. Q1 2017 GDP growth, however, was weak, at 1.2%; Q2 2017 is currently estimated by the BEA at 2.6%. The Federal Reserve has remained optimistic about the US’ economic outlook, and currently anticipates two more rate hikes in 2017.

The US labor market is still competitive, with a rate of only 4.3% unemployment. Unemployment in the in the office-using sector of professional & business services was even lower, at 4.1%, and that could be favorable for the commercial real estate segment. Vacancy rates for the office sector of commercial real estate rose slightly to 14.8%. During the quarter, net absorption in the US office market was 8.8 million square feet.

The economy’s moderate growth has continued so far in 2017, with some second quarter growth in household spending and positive consumer sentiment. Fixed investment has also increased this year after a slow 2016, and growth in export markets helped to keep US manufacturing buoyant. The housing market remained strong, with continued, historically low mortgage rates.

It is impossible to project US economic growth but economic conditions could have a material effect on our business, financial condition and results of operations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016.

Our results of operations for the three months ended June 30, 2017 and 2016 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense and depreciation and amortization will increase in future periods as a result of anticipated growth through future acquisitions of real estate related investments.

Revenues.  Total revenue was $8.5 million for the three months ended June 30, 2017 compared to $7.8 million for the same period in 2016, an increase of $700,000 or 9.0%. The increase in revenue as reported for the three month period in 2017 as compared to 2016 is due to a favorable insurance claim of approximately $525,000 in excess of the cost to repair roof damage at one of the properties. As same store occupancy remained largely consistent at 90.0% and 88.75% as of June 30, 2017 and 2016, respectively, the remaining $175,000 increase was due to an increase in rental rates.

Rental Operating Costs.  Rental operating costs remained consistent at approximately $2.6 million for the three months ended June 30, 2017 and 2016.  Rental operating costs as a percentage of total revenue was 30.5% and 29.4% for the three months ended June 30, 2017 and 2016, respectively.

General and Administrative Expenses. General and administrative (“G&A”) expenses were $1.4 million for the three months ended June 30, 2017 compared to $1.2 million for the same period in 2016, an increase of approximately $200,000 or 16.7%. The increase in G&A expense is due to the annual salary increases and an increase in group insurance rates.  G&A expenses as a percentage of total revenue was 16.9% and 15.8% for three months ended June 30, 2017 and 2016.

Depreciation and Amortization. Depreciation and amortization expense totaled approximately $2.4 million for the three months ended June 30, 2017, compared to approximately $2.5 million for the same period in 2016, representing a decrease of approximately $100,000 or 4.2%. Depreciation and amortization expense associated with properties sold and held for sale account for all of the decrease during the quarter.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During three months ended June 30, 2017, management did not believe any impairment reserve was required.

Interest Expense-Series B preferred stock. The Series B Preferred Stock issued in August 2014 includes a mandatory redemption provision and therefore is treated as a liability for financial reporting purposes. The interest paid and accrued and the amortization of the deferred offering costs are considered interest expense. Interest expense, including amortization of the deferred offering costs, totaled $1.4 million for the three months ended June 30, 2017 compared to $1.6 million for the same period in 2016. Interest paid and accrued totaled $1.1 million and $1.2 million, respectively, and the amortization of the deferred offering costs associated with that transaction totaled $254,000 and $254,000, respectively for the three months ended June 30, 2017 and 2016 and were included in interest expense-Series B preferred stock in the accompanying financial statements. There were 30,700 and 34,700 shares outstanding as of June 30, 2017 and 2016, respectively, resulting in the decrease in interest expense.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges remained consistent for the three months June 30, 2017 when compared to the same period in 2016 totaling $2.0 and 1.9 million, respectively. The weighted average interest rate on our outstanding debt was 4.7 % as of June 30, 2017 compared to 4.7% as of June 30, 2016.

Gain on Sale of Real Estate Assets, net. For the three months ended June 30, 2017, the Company recognized a net gain of $1.5 million from the sales of the Shoreline Medical Building and seven Model Homes. The sale of Shoreline Medical Building resulted in a gain of approximately $1.3 million.  The sale of the seven Model Homes resulted in a gain of approximately $185,000 for the three months ended June 30, 2017. The Company recognized a gain of $831,000 from the sale of a parcel of land and its building at the Yucca Valley Retail Center during the three months ended June 30, 2016. The Company recognized a gain from the sale of eleven Model Homes of approximately $382,000 during the three months ended June 30, 2016.

Income/losses allocated to non-controlling interests.  Income allocated to non-controlling interests for the three months ended June 30, 2017 totaled approximately $145,000 when compared to the loss allocated during the three months ended June 30, 2016 of $83,000.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016.

Revenues.  Total revenue was $16.8 million for the six months ended June 30, 2017 compared to $16.2 million for the same period in 2016, an increase of $600,000 or 3.7%. The increase in revenue as reported for the six months month period in 2017 as compared to 2016  due to a favorable insurance claim of approximately $525,000 in excess of the cost to repair roof damage at one of the properties. As same store occupancy remained largely consistent at 90.0% and 88.75% as of June 30, 2017 and 2016, respectively, the remaining $75,000 increase was due to an increase in rental rates.

Rental Operating Costs.  Rental operating costs were $5.3 million for the six months ended June 30, 2017 compared to $5.1 million for the same period in 2016, an increase of approximately $200,000 or 3.92%.  Rental operating costs as a percentage of total revenue was 31.4% and 31.2% for the six months ended June 30, 2017 and 2016, respectively.

General and Administrative Expenses. General and administrative (“G&A”) expenses was $2.6 million for the six months ended June 30, 2017 compared to $2.5 million for the same period in 2016, an increase of  approximately $100,000 or 4.0%. The increase in G&A expense is due to annual salary increases and an increase in group insurance rates.  G&A expenses as a percentage of total revenue was 15.7% and 15.2% for six months ended June 30, 2017 and 2016.

Depreciation and Amortization. Depreciation and amortization expense totaled approximately $4.9 million for the six months ended June 30, 2017, compared to approximately $5.2 million for the same period in 2016, representing a decrease of approximately $300,000 or 5.7%. Depreciation and amortization expense associated with properties sold and held for sale account for all of the decrease during the six months ended June 30, 2017.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During six months ended June 30, 2017, management did not believe any impairment reserve was required.

Interest Expense-Series B preferred stock. The Series B Preferred Stock issued in August 2014 includes a mandatory redemption provision and therefore is treated as a liability for financial reporting purposes. The interest paid and accrued and the amortization of the deferred offering costs are considered interest expense. Interest expense, including amortization of the deferred offering costs, totaled $2.8 million for the six months ended June 30, 2017 compared to $3.1 million for the same period in 2016. Interest paid and accrued totaled $2.3 million and $2.6 million, respectively, and the amortization of the deferred offering costs associated with that transaction totaled $507,000 and $507,000, respectively for the six months ended June 30, 2017 and 2016 and were included in interest expense-Series B preferred stock in the accompanying financial statements. There were 30,700 and 34,700 shares outstanding as of June 30, 2017 and 2016, respectively, resulting in the decrease in interest expense.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges remained consistent for the six months June 30, 2017 when compared to the same period in 2016 totaling $3.9 and $3.8 million, respectively. The weighted average interest rate on our outstanding debt was 4.7 % as of June 30, 2017 compared to 4.7% as of June 30, 2016.

Gain on Sale of Real Estate Assets, net. For the six months ended June 30, 2017, the Company recognized a net gain of approximately $2.0 million due to the sales of Rangewood Medical Office Building, Regatta Square Retail Center, Shoreline Medical Building and nine Model Homes. The sale of Rangewood Medical Office Building resulted in a loss of approximately $170,000. The sale of Regatta Square resulted in a gain of approximately $756,000. The sale of the Shoreline Medical Office Building resulted in a gain of approximately $1.3 million.  The sale of the nine Model Homes resulted in a gain of approximately $141,000. For the six months ended June 30, 2016, the Company recognized a gain from the sale of fifteen Model Homes of approximately $557,000 and a gain of $831,000 from the sale of a parcel of land and its building at the Yucca Valley Retail.

Income/losses allocated to non-controlling interests.  Loss allocated to non-controlling interests for the six months ended June 30, 2017 totaled approximately $215,000 when compared to the income allocated during the six months ended June 30, 2016 of $21,000.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our future sources of liquidity include existing cash and cash equivalents, cash flows from operations, new mortgages on our unencumbered properties, refinancing of existing mortgages, future real estate sales and the possible sale of additional equity/debt securities. Our available liquidity at June 30, 2017 included cash and cash equivalents of $5.8 million, as well as, funds from mortgages and refinancing of mortgages with low debt to value. We currently do not have a revolving line of credit but have been exploring the possibilities of obtaining such a line of credit. On June 30, 2017, the Company exercised its option to extend the redemption date on its Series B preferred stock to August 1, 2019 and paid an extension fee of $153,500.

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

Our short term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements and funding for our distributions to stockholders. During the six months ended June 30, 2017, our principal debt service was approximately $1.8 million (debt paid off in connection with sales of real estate was $4.8 million) and the cash portion of the distributions to our common shareholders was $2.4 million, while the net cash provided by our operating activities totaled approximately $2.1 million. The remainder of the short term liquidity needs was covered by our cash and cash equivalents. We believe that the cash flow from our existing portfolio and our acquisitions and distributions from joint ventures in Model Home partnerships will be sufficient to fund our near term operating costs, capital expenditures, debt service costs and the cash portion of distributions to stockholders at the current rate. However, if our cash flow from operating activities is not sufficient to fund our short term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness or we will reduce the rate of distribution to the stockholders.

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

Cash and Cash Equivalents

At June 30, 2017, we had approximately $5.8 million in cash and cash equivalents.  Our cash and cash equivalents are held in bank accounts at third party institutions and consist of invested cash and cash in our operating accounts.  During 2017 and 2016, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $2.0 million of our cash balance is intended for capital expenditures on existing properties (net of deposits held in reserve accounts by our lenders). We intend to use the remainder of our existing cash and cash equivalents for acquisitions, general corporate purposes and distributions to our stockholders.

Secured Debt

As of June 30, 2017, NetREIT had fixed-rate mortgage notes payable in the aggregate principal amount of $134.4 million, collateralized by a total of 21 properties with loan terms at issuance ranging from 5 to 20 years.  The weighted-average interest rate on the mortgage notes payable as of June 30, 2017 was approximately 4.7%, and our debt to estimated market value on these properties was approximately 55.4%.

As of June 30, 2017, NetREIT Dubose, and related entities, had 126 fixed-rate mortgage notes payable in the aggregate principal amount of $27.4 million, collateralized by a total of 129 Model Home properties. These loans generally have a term at issuance of three to five years.  The average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $217,000 and 4.4%, respectively as of June 30, 2017. Our debt to estimated value on these properties is approximately 58.9%. The Company has guaranteed these promissory notes.

We have been able to refinance maturing debts before scheduled maturity dates and we have also not experienced any unusual difficulties financing our acquisitions.

Cash Flows for the six months ended June 30, 2017 and June 30, 2016.

Operating Activities: Net cash provided by operating activities for the six months ended June 30, 2017 increased by approximately $1.3 million to $2.0 million from net cash provided of $700,000 for the six months ended June 30, 2016. The primary reason cash provided from operating was low during the six months ended June 30, 2016 was due to paying off $1.3 million in Series B accrued preferred dividends which were included in account payable and accrued liabilities as of December 31, 2015.

Investing Activities: Net cash provided by investing activities during the six months ended June 30, 2017 was $3.4 million compared to $3.2 million of cash used in the same period in 2016. During the six months ended June 30, 2017 the Company purchased thirty model homes for approximately $9.7 million. During the six months ended June 30, 2016, the Company purchased twenty-five Model Homes for approximately $7.8 million. During the six months ended June 30, 2017, the Company received proceeds from the sales of two medical buildings and one retail building totaling approximately $13.3 million and the sale of nine Model homes for approximately $2.5 million. During the six months ended June 30, 2016, the Company received proceeds from the sales of fifteen Model Homes totaling $4.4 million and sold a parcel of land and its building for $1.3 million.

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

Financing Activities:   Net cash used in financing activities during the six months ended June 30, 2017 was $2.7 million compared to cash provided of $1.4 million for the same period in 2016 primarily due to repaying $8.2 million in mortgage notes payable from debt service and in connection with the sales of two medical building and one retail building. During the same period in 2016, we received proceeds from mortgage notes payable of $5.5 million. During the six month ended June 30, 2017, we redeemed 2,000 shares of Series B preferred stock for $2,000,000. There were 300 shares redeemed in the same period in 2016 totaling $300,000.

Off-Balance Sheet Arrangements

As of June 30, 2017, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

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

The following table presents our FFO and MFFO for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$19,312	$(911,425)	$(994,387)	$(2,015,386)
Adjustments:
Loss attributable to noncontrolling interests	145,313	83,039	214,828	21,356
Depreciation and amortization	2,443,817	2,499,630	4,947,333	5,159,161
Gain on sale of real estate assets	(1,485,589)	(1,213,060)	(2,027,051)	(1,388,545)
FFO	$1,122,853	$458,184	$2,140,723	$1,776,586
Straight-line rent adjustment	(146,412)	(199,670)	(317,390)	(402,452)
Amortization of above and below market leases, net	(57,485)	(67,415)	(223,427)	(141,005)
Restricted stock compensation	136,920	129,534	273,840	259,068
Amortization of financing costs	372,043	377,696	743,291	735,307
Real estate acquisition costs	37,711	17,452	38,326	27,091
MFFO	$1,465,630	$715,781	$2,655,363	$2,254,595

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

Same-Store Property Operating Results for the six months ended June 30, 2017 and 2016.

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

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2017	2016	$	%	2017	2016	$	%
Rental revenues	$7,145,086	$6,744,859	$400,227	5.9%	$14,297,822	$14,221,172	$76,650	0.5%
Rental operating costs	2,669,968	2,394,813	275,155	11.5%	5,243,937	4,764,823	479,114	10.1%

Net operating income	$4,475,118	$4,350,046	$125,072	2.9%	$9,053,885	$9,456,349	$(402,464)	-4.3%

Operating Ratios:
Number of same properties	22	22			22	22
Same-property occupancy, end of period	90.0%	88.7%		1.3%	90.0%	88.7%		1.3%
Same-properties operating costs as a percentage of total revenues	37.4%	35.5%		1.9%	36.7%	33.5%		3.2%

Overview

Same-store property NOI increased for the three months ended June 30, 2017, as compared to the corresponding period in 2016 was evidenced by the 5.9% increase in rental revenues and 2.9% increase in NOI. As occupancy remained relatively consistent, the increase in rental revenues was due to an increase in rental rates from new leases and renewals. Refer to leasing activity below.

Same-store property NOI decreased for the six months ended June 30, 2017 as compared to the corresponding period in 2016 as evidenced by the increase in rental operating costs of 10.1 % and decrease in NOI of 4.3%. The decrease in same-store NOI was due to an increase in rental operating costs during the six months ended June 30, 2017 when compared to 2016 due to an increase in real estate taxes of $200,000 due to property value reassessments, to an increase in bad debt expense during the quarter of approximately $40,000, an increase in utilities of $60,000 and $200,000 in maintenance costs.

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

During the quarter ended June 30, 2017, we signed 16 comparable leases (2 new leases and 14 renewals) for a total of 83,094 square feet of comparable space leases, at an average rental rate increase of 9.2 % on a cash basis and an average rental increase of 10.5 % on a straight-line basis. Two new office leases for comparable spaces was signed for 6,250 square feet at an average rental rate increase of 29.4% on a cash basis and an average rental rate increase of 31.0 % on a straight-line basis. Renewals for comparable office spaces were signed for 76,844 square feet at an average rental rate increase of 7.8% on a cash basis and increase of 9.2% on a straight-line basis.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not Required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

1.	The Company does not have a formal policy with respect to a stock repurchase program and typically restricts repurchases to hardship cases only.
2.	See note 10 to the condensed consolidated financial statements for a description of the related party transaction.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. EXHIBITS.

Exhibit Number	Description
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

31.2

Certification of the Company's Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

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

Date: August 11, 2017	NetREIT, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

By:	/s/ Heather L. Pittard
Name:	Heather L. Pittard
Title:	Principal Accounting Officer