Form 10-Q
period 2017-09-30
Presidio Property Trust, Inc.
filed 2017-11-08
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from _____ to _____

000-53673

(Commission file No.)

PRESIDIO PROPERTY TRUST, INC.

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

At November 8, 2017, registrant had issued and outstanding 17,614,160 shares of its common stock, $0.01 par value.

CAUTIONARY STATEMENTS

This report contains “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report and in our other filings with the Securities and Exchange Commission (the “SEC”). Forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, financial condition, liquidity, capital resources, cash flows, results of operations and other financial and operating information. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “should,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Important factors that may cause actual results to differ from projections include, but are not limited to:

•	adverse economic conditions in the real estate market;

•	adverse changes in the real estate financing markets;

•	our inability to raise sufficient additional capital to continue to expand our real estate investment portfolio and pay dividends to our stockholders;

•	unexpected costs, lower than expected rents and revenues from our properties, and/or increases in our operating costs;

•	inability to attract or retain qualified personnel, including real estate management personnel;

•	adverse results of any legal proceedings;

•	changes in local, regional and national economic conditions;

•	our inability to compete effectively;

•	our inability to collect rent from tenants or renew tenants’ leases;

•	defaults on or non-renewal of leases by tenants;

•	increased interest rates and operating costs;

•	decreased rental rates or increased vacancy rates;

•	changes in the availability of additional acquisition opportunities;

•	our inability to successfully complete real estate acquisitions;

•	our failure to successfully operate acquired properties and operations;

•	changes in our business strategy;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	our failure or inability to implement the Recapitalization;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to qualify and maintain our status as a REIT;

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements;

•	financial market fluctuations;

•	changes in real estate and zoning laws and increases in real property tax rates; and

•	additional factors discussed in our filings with the SEC.

The forward-looking statements contained in this report are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to the factors, risks and uncertainties described above, changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors described in this report and the other documents that we have filed with the SEC, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this report speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$46,105,130	$47,190,225
Buildings and improvements	184,584,788	180,590,935
Tenant improvements	21,388,233	20,148,272
Lease intangibles	12,235,417	12,663,629
Real estate assets and lease intangibles held for investment, cost	264,313,568	260,593,061
Accumulated depreciation and amortization	(37,351,636)	(32,665,688)
Real estate assets and lease intangibles held for investment, net	226,961,932	227,927,373
Real estate assets held for sale, net	12,342,411	12,594,836
Real estate assets, net	239,304,343	240,522,209
Cash and cash equivalents	3,436,531	3,116,147
Restricted cash	3,854,970	4,271,648
Deferred leasing costs, net	1,922,468	1,920,091
Goodwill	2,423,000	2,423,000
Other assets, net	5,612,568	5,745,982
TOTAL ASSETS	$256,553,880	$257,999,077

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable held for investment, net	$157,018,825	$152,998,857
Mortgage notes payable related to real estate assets held for sale, net	5,900,258	5,887,254
Mortgage notes payable, net	162,919,083	158,886,111
Accounts payable and accrued liabilities	6,743,991	6,066,068
Accrued real estate taxes	2,348,145	2,318,990
Dividends payable	-	1,171,924
Below-market leases, net	1,457,204	1,698,086
Mandatorily redeemable Series B Preferred Stock, net, $0.01 par value, $1,000 liquidating preference; shares authorized: 35,000; 30,700 and 32,700 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively, net	30,565,687	32,108,268
Total liabilities	204,034,110	202,249,447

Commitments and contingencies

Equity:
Series A Common Stock, $0.01 par value, shares authorized: 100,000,000; 17,614,160 and 17,502,673 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	176,143	175,028
Additional paid-in capital	150,616,707	149,539,782
Dividends in excess of accumulated losses	(112,939,280)	(106,623,957)
Total stockholders' equity before noncontrolling interest	37,853,570	43,090,853
Noncontrolling interest	14,666,200	12,658,777
Total equity	52,519,770	55,749,630
TOTAL LIABILITIES AND EQUITY	$256,553,880	$257,999,077

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$7,661,356	$7,693,017	$23,470,574	$23,602,360
Fee and other income	302,118	160,616	1,257,500	489,565
Total revenue	7,963,474	7,853,633	24,728,074	24,091,925

Costs and expenses:
Rental operating costs	2,794,071	2,576,781	8,067,236	7,635,145
General and administrative	1,322,631	1,252,299	3,960,202	3,715,029
Depreciation and amortization	2,399,307	2,564,211	7,346,640	7,723,372
Total costs and expenses	6,516,009	6,393,291	19,374,078	19,073,546

Other income (expense):
Interest expense-Series B preferred stock	(1,202,099)	(1,443,960)	(3,966,902)	(4,546,687)
Interest expense-mortgage notes	(1,989,053)	(1,879,780)	(5,851,865)	(5,641,296)
Interest and other income	10,515	9,892	25,612	78,224
Gain on sales of real estate, net	210,372	732,908	2,237,423	2,121,453
Impairment of real estate asset	-	(700,000)	-	(700,000)
Income tax expense	(53,566)	(87,898)	(154,189)	(232,598)
Total other expense, net	(3,023,831)	(3,368,838)	(7,709,921)	(8,920,904)

Net loss	(1,576,366)	(1,908,496)	(2,355,925)	(3,902,525)

Less: Income attributable to noncontrolling interests	(200,181)	(81,534)	(415,009)	(102,890)

Net loss attributable to Presidio Property Trust, Inc. common stockholders	$(1,776,547)	$(1,990,030)	$(2,770,934)	$(4,005,415)

Basic and diluted income (loss) per common share
Loss per common share	$(0.10)	$(0.12)	$(0.16)	$(0.23)
Weighted average number of common shares outstanding - basic and diluted	17,617,500	17,073,986	17,564,805	17,286,439

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

For the Nine Months Ended September 30, 2017

(Unaudited)

				Dividends
			Additional	In Excess of	Total	Non-
	Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2016	17,502,673	$175,028	$149,539,782	$(106,623,957)	$43,090,853	$12,658,777	$55,749,630
Net (loss) income	-	-	-	(2,770,934)	(2,770,934)	415,009	(2,355,925)
Dividends declared/reinvested	114,449	1,144	1,094,290	(3,544,389)	(2,448,955)	-	(2,448,955)
Common stock repurchased	(2,962)	(29)	(17,365)	-	(17,394)	-	(17,394)
Contributions from noncontrolling interests, net of distributions paid	-	-	-	-	-	1,592,414	1,592,414
Balance, September 30, 2017	17,614,160	$176,143	$150,616,707	$(112,939,280)	$37,853,570	$14,666,200	$52,519,770

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net loss	$(2,355,925)	$(3,902,525)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,346,640	7,723,372
Stock compensation	410,760	388,602
Bad debt expense	37,205	(54,405)
Gain on sale of real estate assets, net	(2,237,423)	(2,121,453)
Impairment of real estate assets	-	700,000
Amortization of financing costs	956,956	1,081,520
Amortization of above-market leases	79,013	139,417
Amortization of below-market leases	(240,882)	(345,948)
Straight-line rent adjustment	(452,427)	(660,705)
Changes in operating assets and liabilities:
Other assets	487,961	1,000,323
Accounts payable and accrued liabilities	267,164	(1,008,736)
Accrued real estate taxes	29,155	(473,886)
Net cash provided by operating activities	4,328,197	2,465,576
Cash flows from investing activities:
Real estate acquisitions	(16,810,985)	(15,774,855)
Additions to buildings and tenant improvements	(3,156,986)	(3,713,626)
Additions to deferred leasing costs	(407,653)	(710,721)
Proceeds from sales of real estate	16,463,558	8,560,357
Restricted cash	416,678	2,992,873
Net cash used in investing activities	(3,495,388)	(8,645,972)
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	13,342,994	18,979,585
Repayment of mortgage notes payable	(9,656,060)	(9,217,047)
Series B preferred stock costs	(153,500)	-
Redemption of mandatorily redeemable Series B preferred stock	(2,000,000)	(2,300,000)
Contributions from noncontrolling interests net of distributions paid	1,592,414	197,148
Repurchase of common stock	(17,394)	(55,023)
Dividends paid to stockholders	(3,620,879)	(3,347,690)
Net cash (used in) provided by financing activities	(512,425)	4,256,973

Net increase (decrease) in cash and cash equivalents	320,384	(1,923,423)
Cash and cash equivalents - beginning of period	3,116,147	6,626,423
Cash and cash equivalents - end of period	$3,436,531	$4,703,000
Supplemental disclosure of cash flow information:
Interest paid Series B preferred stock	$3,355,983	$5,080,417
Interest paid-mortgage notes payable	$5,441,424	$5,449,481
Non-cash investing and financing activities:
Reinvestment of cash dividends	$1,095,434	$1,795,040
Accrual of dividends payable	$-	$1,155,498

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2017

1. ORGANIZATION

Organization. Presidio Property Trust, Inc. (formerly known as NetREIT, Inc.) (the “Company”) is incorporated in the State of Maryland and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s portfolio includes the following properties:

•	Fifteen office buildings and two industrial properties (“Office/Industrial Properties”) which total approximately 1,464,000 rentable square feet,
•	Four retail shopping centers and one mixed use property (“Retail Properties”) which total approximately 228,000 rentable square feet, and
•	One hundred thirty-nine Model Homes owned by four affiliated limited partnerships and one limited liability company (“Residential Properties”).

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

The Company has determined that the entities described above, where it owns less than 100%, should be included in the Company’s consolidated financial statements as the Company directs their activities and has control of these limited partnerships.

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, for federal income tax purposes. To qualify as a REIT, the Company must distribute annually at least 90% of adjusted taxable income, as defined in the Code, to its stockholders and satisfy certain other organizational and operating requirements. As a REIT, no provision is made for federal income taxes on income resulting from those sales of real estate investments which have or will be distributed to stockholders within the prescribed limits. However, taxes are provided for those gains which are not anticipated to be distributed to stockholders unless such gains are deferred pursuant to Section 1031. In addition, the Company is subject to a federal excise tax which equals 4% of the excess, if any, of 85% of the Company’s ordinary income plus 95% of the Company’s capital gain net income over cash distributions, as defined. The Company believes that it has met all of the REIT distribution and technical requirements for the three and nine months ended September 30, 2017 and 2016.

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in estimated useful lives and tax deprecation methods used to compute the carrying value (basis) on the investments in properties for tax purposes, among other things. During the nine months ended September 30, 2017 and 2016, all distributions paid were considered return of capital to the stockholders as we reported a taxable net loss during the period.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed any significant interest or penalties for tax positions by any major tax jurisdictions.

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 17, 2017 and amended on April 20, 2017.

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statement and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the nine months ended September 30, 2017 and 2016, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated balance sheet at year ended December 31, 2016 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the SEC on March 17, 2017 and amended on April 20, 2017.

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

Real Estate Held for Sale. Real estate held for sale during the current period is classified as “real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Mortgage notes payable related to the real estate held for sale during the current period is classified as “notes payable related to real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the nine months ended September 30, 2017, management did not believe any impairment reserve was required.

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

During the nine months ended September 30, 2017, the Company disposed of fourteen Model Homes for approximately $5.3 million and recognized a gain of approximately $350,000 related to the sale of these Model Homes.

During the nine months ended September 30, 2017, the Company acquired forty-five model homes for approximately $16.8 million. The purchase price was paid through cash payments of $5.7 million and mortgage notes of $11.1 million.

4. REAL ESTATE ASSETS

A summary of the properties owned by the Company as of September 30, 2017 is as follows:

			Real estate
	Date		assets, net
Property Name	Acquired	Location	(in thousands)
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	$11,450
World Plaza	September 2007	San Bernardino, California	5,738
Executive Office Park	July 2008	Colorado Springs, Colorado	8,120
Waterman Plaza	August 2008	San Bernardino, California	5,656
Pacific Oaks Plaza	September 2008	Escondido, California	4,019
Morena Office Center	January 2009	San Diego, California	4,922
Genesis Plaza	August 2010	San Diego, California	8,707
Dakota Bank Buildings	May 2011	Fargo, North Dakota	9,772
Yucca Valley Retail Center	September 2011	Yucca Valley, California	6,605
Port of San Diego Complex	December 2011	San Diego, California	13,957
The Presidio	November 2012	Aurora, Colorado	6,432
Bismarck	March 2014	Fargo, ND	5,788
Union Terrace Building	August 2014	Lakewood, Colorado	8,395
Centennial Tech Center	December 2014	Colorado Springs, Colorado	13,585
Arapahoe Service Center	December 2014	Centennial, Colorado	10,783
Union Town Center	December 2014	Colorado Springs, Colorado	10,293
West Fargo Industrial	August 2015	Fargo, North Dakota	7,500
300 N.P.	August 2015	Fargo, North Dakota	3,672
Research Parkway	August 2015	Colorado Springs, Colorado	2,710
One Park Center	August 2015	Westminster, Colorado	8,505
Highland Court	August 2015	Centennial, Colorado	12,449
Shea Center II	December 2015	Highlands Ranch, Colorado	23,742
Presidio Property Trust, Inc properties			192,800
Model Home properties	2010-2017	AZ, CA, FL, IL, NC, NJ, PA, SC, TX, UT, WI	46,504
	Total real estate assets and lease intangibles, net		$239,304

Geographic Diversification Table

The following tables show a list of properties owned by Presidio Property Trust, Inc. grouped by state location as of September 30, 2017:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent

California	7	420,927	24.9%	$5,947,230	27.5%
Colorado	11	873,684	51.6%	12,229,995	56.5%
North Dakota	4	397,039	23.5%	3,457,516	16.0%
Total	22	1,691,650	100.0%	$21,634,741	100.0%

Model Home properties:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate of Aggregate % Annual Rent
Arizona	2	4,618	1.2%	$50,220	1.3%
California	2	4,563	1.1%	42,456	1.1%
Florida	34	82,995	20.8%	897,660	22.9%
Illinois	2	5,851	1.5%	64,860	1.7%
New Jersey	2	5,643	1.4%	51,756	1.3%
North Carolina	4	13,623	3.4%	144,540	3.7%
Pennsylvania	10	28,609	7.2%	351,960	9.0%
South Carolina	3	8,703	2.2%	93,864	2.4%
Texas	76	232,456	58.2%	2,088,588	53.4%
Utah	3	9,918	2.5%	99,816	2.6%
Wisconsin	1	2,508	0.6%	26,448	0.7%
Total	139	399,487	100.0%	$3,912,168	100.0%

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	September 30, 2017			December 31, 2016
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$6,635,928	$(4,369,040)	$2,266,888	$6,872,980	$(3,840,670)	$3,032,310
Leasing costs	4,622,792	$(2,849,914)	1,772,878	4,813,951	(2,517,759)	2,296,192
Above-market leases	2,124,360	$(1,665,341)	459,019	2,124,360	(1,586,328)	538,032
	$13,383,080	$(8,884,295)	$4,498,785	$13,811,291	$(7,944,757)	$5,866,534

The net value of acquired intangible liabilities was $1,457,204 and $1,698,086 relating to below-market leases as of September 30, 2017 and December 31, 2016, respectively.

Aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

Three months remaining in 2017	$365,385
Years ending December 31:
2018	1,320,270
2019	1,066,827
2020	850,757
2021	554,344
Thereafter	341,202
Total	$4,498,785

The weighted average remaining amortization period of the intangible assets as of September 30, 2017 is 3.5 years.

6. OTHER ASSETS

Other assets consist of the following:

	September 30,	December 31,
	2017	2016
Deferred rent receivable	$3,055,566	$2,950,034
Raw land	900,000	900,000
Prepaid expenses, deposits and other	639,932	564,983
Other intangibles, net	394,958	455,632
Notes receivable	316,374	316,374
Accounts receivable, net	305,738	558,959
Total other assets	$5,612,568	$5,745,982

7.  MORTGAGE NOTES PAYABLE

Mortgage notes payable consisted of the following:

		Principal as of
		September 30,	December 31,	Loan	Interest
Mortgage note property	Notes	2017	2016	Type	Rate (1)	Maturity
Rangewood Medical Office Building		$-	$958,106	Fixed	4.95%	1/1/2019
Regatta Square		-	1,150,566	Fixed	4.95%	1/1/2019
Garden Gateway Plaza		6,491,497	6,626,739	Fixed	5.00%	2/5/2020
Port of San Diego Complex		9,645,958	9,852,456	Fixed	4.75%	3/5/2020
West Fargo Industrial		4,383,209	4,434,655	Fixed	4.79%	8/4/2020
Morena Office Center	(2)	2,173,577	2,224,839	Fixed	4.50%	1/1/2021
Waterman Plaza		3,872,112	3,939,037	Fixed	4.25%	4/29/2021
Pacific Oaks Plaza		1,477,981	1,512,640	Fixed	4.50%	6/1/2021
The Presidio		6,000,000	6,000,000	Fixed	4.54%	12/1/2021
Shoreline Medical Building		-	3,602,238	Fixed	5.10%	6/1/2022
Highland Court		6,729,472	6,829,348	Fixed	3.82%	9/1/2022
Dakota Bank Buildings		10,538,950	10,677,761	Fixed	4.74%	7/6/2024
Union Terrace Building		6,480,347	6,558,704	Fixed	4.50%	9/5/2024
Centennial Tech Center		9,950,275	10,077,242	Fixed	4.34%	11/5/2024
Research Parkway		1,920,972	1,956,154	Fixed	3.94%	1/5/2025
Arapahoe Service Center		8,397,863	8,500,000	Fixed	4.34%	1/5/2025
Union Town Center		8,440,000	8,440,000	Fixed	4.28%	1/5/2025
Yucca Valley Retail Center		6,000,000	6,000,000	Fixed	4.30%	4/11/2025
Executive Office Park	(3)	4,171,269	4,231,842	Fixed	5.80%	7/1/2025
Genesis Plaza		6,500,000	6,610,000	Fixed	4.65%	8/25/2025
One Park Centre		6,610,000	6,500,000	Fixed	4.77%	9/5/2025
Shea Center II		17,727,500	17,727,500	Fixed	4.92%	1/5/2026
Bismarck Office Building	(5)	4,083,446	4,158,998	Fixed	4.02%	8/1/2037
300 N.P.		2,388,948	-	Fixed	4.02%	8/1/2037
Subtotal, Presidio Property Trust, Inc. properties		133,983,376	138,568,825		4.71%
Model Home mortgage notes		30,717,681	22,259,779	Fixed	(4)	2017-2020
Mortgage Notes Payable		$164,701,057	$160,828,604
Unamortized loan costs		(1,781,974)	(1,942,493)
Mortgage Notes Payable, net		$162,919,083	$158,886,111

(1)  Interest rates as of September 30, 2017.

(2)  Interest rate is subject to reset on May 4, 2018.

(3)  Interest rate is subject to reset on July 1, 2018.

(4)  Each Model Home has a stand-alone mortgage note at interest rates ranging from 3.8% to 5.5% per annum (at September 30, 2017).

(5)  Interest rate is subject to reset on September 1, 2023 and on September 1, 2030.

The Company is in compliance with all conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable were as follows as of September 30, 2017:

	Presidio Property Trust, Inc.	Model Homes	Principal
	Notes Payable	Notes Payable	Payments
Three months remaining in 2017	$474,791	$299,579	$774,370
Years ending December 31:
2018	1,931,368	1,720,327	$3,651,695
2019	2,286,504	16,696,091	$18,982,595
2020	21,156,934	12,001,684	$33,158,618
2021	14,496,465	-	$14,496,465
Thereafter	93,637,314	-	$93,637,314
Total	$133,983,376	$30,717,681	$164,701,057

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

The Series B preferred stock has a $0.01 par value and a $1,000 liquidation preference. The Series B preferred stock shall be redeemed through a cash payment of the face value of the shares outstanding at redemption. The preferred return on the funds invested is 14% and shall be paid on a monthly basis. The Series B Preferred Stock was scheduled to be redeemed on August 1, 2017; however, the Company had two one year options to extend the redemption date. On June 30, 2017, the Company exercised its option to extend the redemption date to August 1, 2019 and paid an extension fee of $153,500. The Company incurred approximately $3.1 million in legal and underwriting costs related to this transaction. These costs have been recorded as deferred financing costs on the accompanying consolidated balance sheets as a direct deduction from the carrying amount of that debt liability and are being amortized over the term of the agreement. Amortization expense totaling approximately $507,000 and $508,000 was included in interest expense for the nine months ended September 30, 2017 and 2016 in the accompanying consolidated statements of operations. The unamortized deferred stock costs totaled $134,000 and $592,000 as of September 30, 2017 and December 31, 2016, respectively.

During 2016, the Company redeemed 300 shares in June, 1,000 shares in July and 1,000 shares in August for a total of $2.3 million. During 2017, the Company redeemed 1,000 shares in March and 1,000 shares in May for a total of $2.0 million. As of September 30, 2017, the remaining outstanding number of shares was 30,700.

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

Cash Dividends. In September 2017, we filed a registration statement relating to our proposed initial public offering. In light of the proposed offering, we suspended the payment of dividends corresponding to the three months ended September 30, 2017.  During the nine months ended September 30, 2017 and 2016 the Company paid cash dividends, net of reinvested stock dividends, of approximately $3,621,000 and $3,348,000, respectively, or at a rate of $0.10 per share on a quarterly basis. As the Company expects to report net taxable losses for the year ended December 31, 2017, and on a cumulative basis, the cash dividends paid are expected to be a return of capital to the stockholders rather than a distribution of earnings.

Dividend Reinvestment Plan. The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of Company common stock. The Company has registered 3,000,000 shares of common stock pursuant to the dividend reinvestment plan. The dividend reinvestment plan became effective on January 23, 2012. The purchase price per share is 95% of the price the Company was formerly selling its shares or $9.50 per share. No sales commission or dealer manager fee will be paid on shares sold through the dividend reinvestment plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all Participants at least thirty (30) days prior to such record date. As of September 30, 2017 approximately $17.4 million or approximately 1,834,147 shares of common stock have been issued under the dividend reinvestment plan to date.

10.  RELATED PARTY TRANSACTIONS

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to entities 100% owned by the Company’s Chairman and Chief Executive Officer. Rental income recorded for the three and nine months ended September 30, 2017 and 2016 totaled $7,000 and $7,000, respectively, and $21,000 and $21,000, respectively.

11. SEGMENTS

The Company’s reportable segments consist of three types of commercial real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results: Office/Industrial Properties, Residential Properties and Retail Properties. The Company also has certain corporate level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.  The accounting policies of the reportable segments are the same as those described in Note 2.  There is no inter segment activity.

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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Office/Industrial Properties:
Rental income	$5,924,773	$6,204,750	$18,703,971	$19,258,901
Property and related expenses	(2,413,777)	(2,220,366)	(6,928,015)	(6,603,192)
Net operating income, as defined	3,510,996	3,984,384	11,775,956	12,655,709
Residential Properties:
Rental income	983,426	548,260	2,790,032	1,555,405
Property and related expenses	(35,239)	(25,061)	(109,233)	(94,142)
Net operating income, as defined	948,187	523,199	2,680,799	1,461,263
Retail Properties:
Rental income	1,055,177	1,100,623	3,234,071	3,277,619
Property and related expenses	(344,957)	(331,354)	(1,029,987)	(937,811)
Net operating income, as defined	710,220	769,269	2,204,083	2,339,808
Reconciliation to net loss:
Total net operating income, as defined, for reportable segments	5,169,403	5,276,852	16,660,838	16,456,780
General and administrative expenses	(1,322,631)	(1,252,299)	(3,960,202)	(3,715,029)
Depreciation and amortization	(2,399,307)	(2,564,211)	(7,346,640)	(7,723,372)
Interest expense	(3,191,152)	(3,323,740)	(9,818,767)	(10,187,983)
Interest income	10,515	9,892	25,612	78,224
Income tax expense	(53,566)	(87,898)	(154,189)	(232,598)
Impairment of real estate	-	(700,000)	-	(700,000)
Gain on sale of real estate	210,372	732,908	2,237,423	2,121,453
Net loss	$(1,576,366)	$(1,908,496)	$(2,355,925)	$(3,902,525)

	September 30,	December 31,
Assets by Reportable Segment:	2017	2016

Office/Industrial Properties:
Land, buildings and improvements, net (1)	$161,798,825	$172,309,537
Total assets (2)	$166,582,487	$175,689,722
Residential Properties:
Land, buildings and improvements, net (1)	$46,504,124	$34,813,680
Total assets (2)	$43,862,941	$35,960,179
Retail Properties:
Land, buildings and improvements, net (1)	$31,001,394	$33,398,992
Total assets (2)	$32,622,709	$35,320,092
Reconciliation to Total Assets:
Total assets for reportable segments	$243,068,137	$246,969,993
Other unallocated assets:
Cash and cash equivalents	3,436,531	3,116,147
Other assets, net	10,049,212	7,912,937
Total Assets	$256,553,880	$257,999,077

(1)  Includes lease intangibles and the land purchase option related to property acquisitions.

(2)  Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other      related intangible assets, all shown on a net basis.

Capital Expenditures by Reportable Segment
	For the Nine Months Ended September 30,
	2017	2016
Office/Industrial Properties:
Capital expenditures and tenant improvements	$3,115,489	$3,629,586

Residential Properties:
Acquisition of operating properties	16,810,985	15,774,855

Retail Properties:
Capital expenditures and tenant improvements	41,497	84,040

Totals:
Acquisition of operating properties, net	16,810,985	15,774,855
Capital expenditures and tenant improvements	3,156,986	3,713,626
Total real estate investments	$19,967,971	$19,488,481

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our financial statements and should be read in conjunction with the financial statements, footnotes and to Cautionary Statements appearing elsewhere in this report.

OVERVIEW

The Company operates as a self-managed and self-administered real estate investment trust, or REIT.  In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” The Company acquires, owns and manages a geographically diversified portfolio of real estate assets including industrial, office, retail and model home leased residential properties located throughout the United States. As of September 30, 2017, the Company owned or had an equity interest in:

•	Fifteen multi-tenant office buildings and two industrial properties which total approximately 1,464,000 rentable square feet,
•	Four retail shopping centers and one mixed use property which total approximately 228,000 rentable square feet, and
•	One hundred thirty-nine Model Homes owned by four affiliated limited partnerships and one limited liability company (“Residential Properties”).

The Company’s office, industrial, retail and mixed use properties are located primarily in Southern California and Colorado, with four properties located in North Dakota. Our geographical clustering of assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas.  We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year, or has been operating for three years.

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

SIGNIFICANT TRANSACTIONS IN 2017 AND 2016

Acquisitions

•

The Company acquired forty-five Model Home properties and leased them back to the homebuilders during the nine months ended September 30, 2017. The purchase price for the properties was $16.8 million. The purchase price paid was through cash payments of $5.8 million and mortgage notes of $11.1 million.

•

The Company acquired sixty-five Model Home properties and leased them back to the homebuilders during the twelve months ended December 31, 2016. The purchase price for the properties was $23.7 million. The purchase price paid was through cash payments of $7.5 million and mortgage notes of $16.2 million.

Dispositions - We review our portfolio of investment properties for value appreciation potential on an ongoing basis, and dispose of any properties that no longer satisfy our requirements in this regard. The proceeds from any such property sale, after repayment of any associated mortgage, are available for investing in properties that we believe will have a much greater likelihood of future price appreciation. We disposed of the following properties during the nine months ended September 30, 2017 and the year ended December 31, 2016:

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
•

During the nine months ended September 30, 2017, the Company disposed of fourteen Model Homes for approximately $5.3 million and recognized a gain of approximately $350,000 related to the sale of these Model Homes.

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

ECONOMIC ENVIRONMENT

In one of the longest expansions on record, the United States continues to expand its economy. GDP growth in the second quarter of 2017 was 3.0%, which was its quickest pace in two years. The Federal Reserve has remained optimistic about the United States’ economic outlook, and currently anticipates two more rate hikes in 2017.

The U.S. labor market is showing continued improvement since the Great Recession, with an unemployment rate of only 4.4% as of June 30, 2017. Unemployment in the office-using sector of professional & business services was even lower, at 4.1%, and that could lead to a more favorable market for the commercial real estate segment. Vacancy rates for the office sector of commercial real estate rose slightly to 14.8% as of June 30, 2017. During the second quarter of 2017, net absorption in the U.S. office market was 8.8 million square feet.

The economy’s moderate growth has continued so far in 2017, with some second quarter growth in household spending and positive consumer sentiment, having improved 62.0% since mid-2011. Fixed investment has also increased this year after a slow 2016, and growth in export markets helped to keep U.S. manufacturing buoyant. The housing market remained strong, with continued, historically low mortgage rates.

It is impossible to project U.S. economic growth, but economic conditions could have a material effect on our business, financial condition and results of operations.

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

In September 2017, we filed a registration statement relating to our proposed initial public offering. In light of the proposed offering, we suspended the payment of dividends corresponding to the three months ended September 30, 2017.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016.

Our results of operations for the three months ended September 30, 2017 and 2016 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense and depreciation and amortization will increase in future periods as a result of anticipated growth through future acquisitions of real estate related investments.

Revenues.  Total revenue was $8.0 million for the three months ended September 30, 2017 compared to $7.9 million for the same period in 2016, an increase of approximately $100,000 or 1.3%. While total revenue remained consistent, rental revenue from retail and medical properties decreased $320,000 during the period due to the sales that occurred during the first and second quarter of 2017. This decrease was offset by a $360,000 increase in rental revenues from model homes. The Company owned 139 model homes as of September 30, 2017 compared to 93 model homes as of September 30, 2016.

Rental Operating Costs.  Rental operating costs remained relatively consistent at approximately $2.8 million for the three months ended September 30, 2017 when compared to $2.6 million for the three months ended September 30, 2016.  Rental operating costs as a percentage of total revenue was 35.0% and 32.9% for the three months ended September 30, 2017 and 2016, respectively.

General and Administrative Expenses. General and administrative (“G&A”) expenses remained consistent at $1.3 million for the three months ended September 30, 2017 and 2016. G&A expenses as a percentage of total revenue was 16.3% and 16.5% for three months ended September 30, 2017 and 2016, respectively.

Depreciation and Amortization. Depreciation and amortization expense totaled approximately $2.4 million for the three months ended September 30, 2017, compared to approximately $2.6 million for the same period in 2016, representing a decrease of approximately $200,000 or 7.6%. Depreciation and amortization expense associated with properties sold during the first and second quarter account for all of the decrease during the quarter.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During three months ended September 30, 2017, management did not believe any impairment reserve was required.  During the three months ended September 30, 2016, management estimated that the fair market value of World Plaza property was below the carrying value and an impairment of approximately $700,000 was recorded.

Interest Expense-Series B preferred stock. The Series B Preferred Stock issued in August 2014 includes a mandatory redemption provision and therefore is treated as a liability for financial reporting purposes. The interest paid and accrued and the amortization of the deferred offering costs are considered interest expense. Interest expense, including amortization of the deferred offering costs, totaled $1.2 million for the three months ended September 30, 2017 compared to $1.4 million for the same period in 2016. Interest paid and accrued totaled $1.1 million and $1.2 million, respectively, and the amortization of the deferred offering costs associated with that transaction totaled $104,000 and $254,000, respectively for the three months ended September 30, 2017 and 2016 and were included in interest expense-Series B preferred stock in the accompanying financial statements. There were 30,700 and 32,700 shares outstanding as of September 30, 2017 and 2016, respectively, resulting in the decrease in interest expense.  We plan to redeem the entire outstanding amount of the Series B Preferred Stock using a portion of the proceeds from the completion of our proposed initial public offering.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges remained consistent for the three months ended September 30, 2017 when compared to the same period in 2016 totaling $2.0 million and $1.9 million, respectively. The weighted average interest rate on our outstanding debt was 4.7 % as of September 30, 2017 compared to 4.6% as of September 30, 2016.

Gain on Sale of Real Estate Assets, net. For the three months ended September 30, 2017, the Company recognized a net gain of $210,000 from the sale of five Model Homes. The Company recognized a gain from the sale of two Model Homes of approximately $65,000 and an approximately $668,000 gain from the sale of the Havana Parker Complex during the three months ended September 30, 2016.

Income allocated to non-controlling interests.  Income allocated to non-controlling interests for the three months ended September 30, 2017 totaled approximately $200,000 when compared to the income allocated during the three months ended September 30, 2016 of $82,000.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016.

Revenues.  Total revenue was $24.7 million for the nine months ended September 30, 2017 compared to $24.1 million for the same period in 2016, an increase of $600,000 or 2.5%. The increase in revenue as reported for the nine months month period in 2017 as compared to 2016 is due to a favorable insurance claim of approximately $525,000 in excess of the cost to repair roof damage at one of the properties. As same store occupancy remained largely consistent at 89.1% and 91.2 % as of September 30, 2017 and 2016, respectively, the remaining $75,000 increase was due to an increase in rental rates.

Rental Operating Costs.  Rental operating costs were $8.1 million for the nine months ended September 30, 2017 compared to $7.6 million for the same period in 2016, an increase of approximately $500,000 or 6.6%.  Rental operating costs as a percentage of total revenue was 32.8% and 31.5% for the nine months ended September 30, 2017 and 2016, respectively.

General and Administrative Expenses. G&A expenses was $4.0 million for the nine months ended September 30, 2017 compared to $3.7 million for the same period in 2016, an increase of  approximately $300,000 or 8.1%. The increase in G&A expense is due to annual salary increases and an increase in group insurance rates.  G&A expenses as a percentage of total revenue was 16.2% and 15.4% for nine months ended September 30, 2017 and 2016, respectively.

Depreciation and Amortization. Depreciation and amortization expense totaled approximately $7.3 million for the nine months ended September 30, 2017, compared to approximately $7.7 million for the same period in 2016, representing a decrease of approximately $400,000 or 5.2%. Depreciation and amortization expense associated with properties sold during the first and second quarters of 2017 account for all of the decrease during the nine months ended September 30, 2017 when compared to the same period in 2016.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During nine months ended September 30, 2017, management did not believe any impairment reserve was required. During the nine months ended September 30, 2016, management estimated that the fair market value of World Plaza property was below the carrying value and an impairment of approximately $700,000 was recorded.

Interest Expense-Series B preferred stock. The Series B Preferred Stock issued in August 2014 includes a mandatory redemption provision and therefore is treated as a liability for financial reporting purposes. The interest paid and accrued and the amortization of the deferred offering costs are considered interest expense. Interest expense, including amortization of the deferred offering costs, totaled $4.0 million for the nine months ended September 30, 2017 compared to $4.5 million for the same period in 2016, a decrease of $500,000 or 11.1%. The decrease is due to the 2,000 shares redeemed during the second and third quarters of 2016.  Interest paid and accrued totaled $3.3 million and $3.8 million, respectively, and the amortization of the deferred offering costs associated with that transaction totaled $611,000 and $761,000, respectively for the nine months ended September 30, 2017 and 2016 and were included in interest expense-Series B preferred stock in the accompanying financial statements. There were 30,700 and 32,700 shares outstanding as of September 30, 2017 and 2016, respectively, resulting in the decrease in interest expense.  We plan to redeem the entire outstanding amount of the Series B Preferred Stock using a portion of the proceeds from the completion of our proposed initial public offering.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges was $5.9 million for the nine months ended September 30, 2017 when compared to $5.6 million for the same period in 2016, an increase of $300,000 or 5.4%. The increase in interest relates to the new debt on the Waterman property drawn in the second quarter of 2016 and the increased number of model homes and the related debt. The weighted average interest rate on our outstanding debt was 4.7 % as of September 30, 2017 compared to 4.6% as of September 30, 2016.

Gain on Sale of Real Estate Assets, net. For the nine months ended September 30, 2017, the Company recognized a net gain of approximately $2.3 million due to the sales of Rangewood Medical Office Building, Regatta Square Retail Center, Shoreline Medical Building and fourteen Model Homes. The sale of Rangewood Medical Office Building resulted in a loss of approximately $170,000. The sale of Regatta Square resulted in a gain of approximately $756,000. The sale of the Shoreline Medical Office Building resulted in a gain of approximately $1.3 million.  The sale of the fourteen Model Homes resulted in a gain of approximately $350,000. For the nine months ended September 30, 2016, the Company recognized a gain from the sale of seventeen Model Homes of approximately $622,000, a gain of approximately $831,000 from the sale of a parcel of land and its building at the Yucca Valley Retail and a $668,000 gain from the sale of the Havana Parker Complex.

Income allocated to non-controlling interests.  Income allocated to non-controlling interests for the nine months ended September 30, 2017 totaled approximately $415,000 when compared to the income allocated during the nine months ended September 30, 2016 of $103,000.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our future sources of liquidity include existing cash and cash equivalents, cash flows from operations, new mortgages on our unencumbered properties, refinancing of existing mortgages, future real estate sales and the possible sale of additional equity/debt securities. Our available liquidity at September 30, 2017 included cash and cash equivalents of $3.4 million, as well as, funds from mortgages and refinancing of mortgages with low debt to value. We currently do not have a revolving line of credit but have been exploring the possibilities of obtaining such a line of credit. On June 30, 2017, the Company exercised its option to extend the redemption date on its Series B preferred stock to August 1, 2019 and paid an extension fee of $153,500.

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

Our short term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements and funding for our distributions to stockholders. During the nine months ended September 30, 2017, our principal debt service was approximately $2.1 million (debt paid off in connection with sales of real estate was $7.6 million) and the cash portion of the distributions to our common stockholders was approximately $2.4 million and the net cash provided by our operating activities totaled approximately $4.3 million.  We believe that the cash flow from our existing portfolio and our acquisitions and distributions from joint ventures in Model Home partnerships will be sufficient to fund our near term operating costs, capital expenditures, debt service costs and the cash portion of distributions to stockholders at the current rate. However, if our cash flow from operating activities is not sufficient to fund our short term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness or we will reduce the rate of distribution to the stockholders.

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

Cash and Cash Equivalents

At September 30, 2017, we had approximately $3.4 million in cash and cash equivalents.  Our cash and cash equivalents are held in bank accounts at third party institutions and consist of invested cash and cash in our operating accounts.  During 2017 and 2016, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $2.0 million of our cash balance is intended for capital expenditures on existing properties (net of deposits held in reserve accounts by our lenders). We intend to use the remainder of our existing cash and cash equivalents for acquisitions, general corporate purposes and distributions to our stockholders.

Secured Debt

As of September 30, 2017, the Company had fixed-rate mortgage notes payable in the aggregate principal amount of $134.0 million, collateralized by a total of 21 properties with loan terms at issuance ranging from 5 to 20 years.  The weighted-average interest rate on the mortgage notes payable as of September 30, 2017 was approximately 4.7%, and our debt to estimated market value on these properties was approximately 57.3%.

As of September 30, 2017, the Company had 136 fixed-rate mortgage notes payable in the aggregate principal amount of $27.4 million, collateralized by a total of 139 Model Home properties. These loans generally have a term at issuance of three to five years.  The average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $226,000 and 4.5%, respectively as of September 30, 2017. Our debt to estimated value on these properties is approximately 66.5%. The Company has guaranteed these promissory notes.

We have been able to refinance maturing debts before scheduled maturity dates and we have also not experienced any unusual difficulties financing our acquisitions.

Cash Flows for the nine months ended September 30, 2017 and September 30, 2016.

Operating Activities: Net cash provided by operating activities for the nine months ended September 30, 2017 increased by approximately $1.8 million to approximately $4.3 million from net cash provided of $2.5 million for the nine months ended September 30, 2016. The primary reason cash provided from operating was low during the nine months ended September 30, 2016 was due to paying off approximately $1.3 million in Series B accrued preferred dividends which were included in account payable and accrued liabilities as of December 31, 2015.

Investing Activities: Net cash used in investing activities during the nine months ended September 30, 2017 was approximately $3.5 million compared to approximately $8.6 million of cash used in the same period in 2016. During the nine months ended September 30, 2017 the Company purchased forty-five model homes for approximately $16.8 million. During the nine months ended September 30, 2016, the Company purchased forty-six Model Homes for approximately $15.8 million. During the nine months ended September 30, 2017, the Company received proceeds from the sales of two medical buildings and one retail building totaling approximately $13.3 million and the sale of fourteen Model homes for approximately $3.2 million. During the nine months ended September 30, 2016, the Company received proceeds from the sales of seventeen Model Homes totaling $5.1 million, sold a parcel of land and its building for approximately $1.3 million and the Havana Parker Complex for approximately $3.3 million.

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

Financing Activities:   Net cash used in financing activities during the nine months ended September 30, 2017 was approximately $500,000 compared to cash provided of approximately $4.3 million for the same period in 2016 primarily due to refinancing two properties in the prior year for approximately $8.2 million. During the nine month ended September 30, 2017, we redeemed 2,000 shares of Series B preferred stock for $2,000,000. There were 2,300 shares redeemed in the same period in 2016 totaling $2.3 million.

Off-Balance Sheet Arrangements

As of September 30, 2017, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

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

The following table presents our FFO and MFFO for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(1,776,547)	$(1,990,030)	$(2,770,934)	$(4,005,415)
Adjustments:
Loss attributable to noncontrolling interests	200,181	81,534	415,009	102,890
Depreciation and amortization	2,399,307	2,564,211	7,346,640	7,723,372
Impairment of real estate	-	700,000	-	700,000
Gain on sale of real estate assets	(210,372)	(732,908)	(2,237,423)	(2,121,453)
FFO	$612,569	$622,807	$2,753,292	$2,399,394
Straight-line rent adjustment	(135,037)	(258,254)	(452,427)	(660,705)
Amortization of above and below market leases, net	(49,769)	(65,525)	(161,869)	(206,531)
Restricted stock compensation	136,920	129,534	410,760	388,602
Amortization of financing costs	213,667	346,213	956,957	1,081,520
Real estate acquisition costs	28,028	28,935	66,355	56,016
MFFO	$806,378	$803,710	$3,573,068	$3,058,296

No conclusion or comparisons should be made from the presentation of these figures.

Same-Store Property Operating Results for the nine months ended September 30, 2017 and 2016.

The table below presents the operating results for the Company’s commercial rental properties owned as of January 1, 2016 for each of the three and nine months ended September 30, 2017 and 2016, thereby excluding the impact on our results of operations from the real estate properties acquired subsequently.  The table below excludes model home operations as the rental rates do not fluctuate during the term of the lease and there are no operating expenses.  Income from discontinued operations from the self-storage portfolio are not included. The Company believes that this type of non-GAAP financial measure, when considered with our financial statements prepared in accordance with GAAP, allows investors to better understand the Company’s operating results. Properties are included in this analysis if they were owned and operated for the entirety of both periods being compared. Further, same-property operating results is a measure for which there is no standard definition and, as such, it is not consistently defined or reported on among the Company’s peers, and thus may not provide an adequate basis for comparison between REITs.

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

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2017	2016	$	%	2017	2016	$	%
Rental revenues	$7,053,463	$7,016,649	$36,814	0.5%	$21,351,285	$20,416,346	$934,939	4.6%
Rental operating costs	2,570,987	2,177,697	393,290	18.1%	7,219,169	6,355,950	863,219	13.6%

Net operating income	$4,482,476	$4,838,952	$(356,476)	-7.4%	$14,132,116	$14,060,396	$71,720	0.5%

Operating Ratios:
Number of same properties	22	22			22	22
Same-property occupancy, end of period	89.1%	91.2%		-0.2%	89.1%	91.2%		-0.2%
Same-properties operating costs as a percentage of total revenues	36.4%	31.0%		5.4%	33.8%	31.1%		2.7%

Overview

Same-store property NOI decreased 7.4% for the three months ended September 30, 2017, as compared to the corresponding period in 2016.  The decrease in NOI was due to an 18.1% increase in rental operating costs related increases in real estate taxes in Colorado due to property value reassessments of approximately $317,000.  Without these increases, same store NOI would have decreased .08%.  While rental revenues remained consistent for the three months ended September 30, 2017 when compared to the same quarter in 2016, rental rates increased as evidenced by the leasing spreads discussed below. The net impact on rental revenue was an increase of 0.5% as the increases in rental rates were offset by the loss of major tenant at the Shea property.

Same-store property NOI increased 0.5% for the nine months ended September 30, 2017 as compared to the corresponding period in 2016 as evidenced by the increase in rental revenues of 4.6 % offset by increases in rental operating costs of 13.6%. The increases in rental revenues was due to an increase in rental rates. The increase in rental operating costs during the nine months ended September 30, 2017 when compared to 2016 due to an increase in real estate taxes in Colorado of approximately $514,000 due to property value reassessments, an increase in bad debt expense during the period of approximately $78,000, an increase in utilities of $72,000 and $182,000 in maintenance costs.

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

During the quarter ended September 30, 2017, we signed 9 comparable leases (1 new leases and 8 renewals) for a total of 32,366 square feet of comparable space leases, at an average rental rate increase of 1.7 % on a cash basis and an average rental increase of 10.0 % on a straight-line basis. Renewals for comparable office spaces were signed for 31,244 square feet at an average rental rate increase of 2.6% on a cash basis and increase of 11.2% on a straight-line basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

31.2

Certification of the Company's Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

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

Date: November 8, 2017	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

By:	/s/ Heather L. Pittard
Name:	Heather L. Pittard
Title:	Principal Accounting Officer