Form 10-K
period 2017-12-31
Presidio Property Trust, Inc.
filed 2018-03-20
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes  ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☒    Yes  ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒    Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

At March 20, 2018, registrant had issued and outstanding 17,667,857 shares of its common stock $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Presidio Property Trust’s Annual Meeting currently scheduled to be held on May 30, 2018 to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

PRESIDIO PROPERTY TRUST, INC.

FORM 10-K – ANNUAL REPORT

For the year ended December 31, 2017

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

ITEM 1.

OVERVIEWAND CORPORATE STRUCTURE

Presidio Property Trust, Inc. (“we”, “our”, “us” or the “Company”) is a self-managed real estate investment trust (“REIT”). We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” As of December 31, 2017, we had approximately 17.6 million shares of Series A Common Stock outstanding with approximately 3,033 stockholders, none of which owned more than 5.0% of the outstanding shares. We are a non-traded, publicly owned company registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Through Presidio Property Trust, Inc., its subsidiaries and its partnerships, we own 20 properties in fee interest and have partial interests in two properties through our investments in limited partnerships for which we serve as the general partner. We purchased the partnership interest in one limited partnership that owned one property during 2016. Each of the limited partnerships is referred to as a “DownREIT.” In each DownREIT, we have the right, through put and call options, to require our co-investors to exchange their interests for shares of our common stock at a stated price after a defined period (generally five years from the date they first invested in the entity’s real property), the occurrence of a specified event or a combination thereof.

MARKET AND BUSINESS STRATEGY

The Company invests in a diverse multi-tenant portfolio of real estate assets. Beginning in 2015, we began to focus our commercial portfolio primarily on office and industrial properties (“Office/Industrial Properties”) and model homes (“Model Home Properties”), and have been actively managing the portfolio to transition out of retail properties. Our commercial properties are currently located in Southern California, Colorado and North Dakota. Our commercial property tenant base is highly diversified and consists of approximately 281 individual commercial tenants with an average remaining lease term of approximately 2.9 years as of December 31, 2017. As of December 31, 2017, no commercial tenant represented more than 5.0% of our annualized base rent, while our ten largest tenants represented approximately 28.4% of our annualized base rent. In addition, our commercial property tenant base has limited exposure to any single industry.

Our main objective is to maximize long-term stockholder value through the acquisition, management, leasing and selective redevelopment of high-quality office and industrial properties. We focus on regionally dominant markets across the United States which we believe have attractive growth dynamics driven in part by important economic factors such as strong office-using employment growth; net in-migration of a highly educated workforce; a large student population; the stability provided by healthcare systems, government or other large institutional employer presence; low rates of unemployment; and lower cost of living versus gateway markets. We seek to maximize returns through investments in markets with limited supply, high barriers to entry, and stable and growing employment drivers. Our model home portfolio supports the objective of maximizing stockholder value by focusing on purchasing new single-family model homes and leasing them back to experienced homebuilders.  We operate the model home portfolio in markets where we can diversify by geography, builder size, and model home purchase price.

RECENT DEVELOPMENTS

Significant Transactions in 2017 and 2016

Acquisitions

•

We acquired 47 Model Home Properties and leased them back to the homebuilders under triple net leases during the twelve months ended December 31, 2017. The purchase price for the properties was $17.6 million. The purchase price consisted of cash payments of $5.9 million and mortgage notes of $11.7 million.

•

We acquired 65 Model Home Properties and leased them back to the homebuilders under triple net leases during the twelve months ended December 31, 2016. The purchase price for the properties was $23.7 million. The purchase price consisted of cash payments of $7.5 million and mortgage notes of $16.2 million.

Dispositions

We review our portfolio of investment properties for value appreciation potential on an ongoing basis, and dispose of any properties that no longer satisfy our requirements in this regard, taking into account tax and other considerations. The proceeds from any such property sale, after repayment of any associated mortgage, are available for investing in properties that we believe will have a greater likelihood of future price appreciation. We disposed of the following properties during the twelve months ended December 31, 2017 and 2016:

•	In April 2017, we sold the Shoreline Medical Building for approximately $8.2 million and recognized a gain of approximately $1.3 million.
•	In March 2017, we sold the Regatta Square Retail Center for approximately $3.0 million and recognized a gain of approximately $756,000.
•	In February 2017, we sold the Rangewood Medical Building for approximately $2.2 million and recognized a loss of approximately $170,000.
•	During the twelve months ended December 31, 2017, we disposed of 23 model homes for approximately $9.8 million and recognized a gain of approximately $735,000.
•	In July 2016, we sold the Havana Parker Complex for approximately $3.3 million and recognized a gain of approximately $668,000.
•	In June 2016, we sold a parcel of land and its building at the Yucca Valley Retail Center for approximately $1.3 million and recognized a gain of approximately $831,000.
•	During the year ended December 31, 2016, we sold 21 model homes for approximately $6.4 million and recognized a gain of approximately $687,000.

Model Home Properties

Our Model Home properties are located in ten states throughout the United States. As of December 31, 2017, we owned 132 model homes with a net book value of approximately $43.2 million.

NetREIT Dubose Model Home REIT, Inc. (“NetREIT Dubose”) is engaged in the business of acquiring model homes from third party homebuilders in sale-leaseback transactions whereby a homebuilder sells the Model Home to NetREIT Dubose and leases back the Model Home under a triple net lease (“NNN”) for use in marketing its residential development. Our Model Home business was started in March 2010 through the acquisition of certain assets and rights from Dubose Model Homes USA (“DMHU”), which we refer to as the (“DMHU Purchase”). Subsequent to its formation, NetREIT Dubose raised $10.6 million pursuant to a private placement of its common stock (the private placement was terminated on December 31, 2013). As of December 31, 2017, Presidio Property Trust has a net investment of $1.2 million in NetREIT Dubose through the purchase of common stock. We owned approximately 27.2% of NetREIT Dubose as of December 31, 2017.

We operate four limited partnerships in connection with NetREIT Dubose, Dubose Model Home Investors #201, LP (“DMHI #201”), Dubose Model Home Investors #202, LP (“DMHI #202”), Dubose Model Home Investors #203, LP (“DMHI #203”) and NetREIT Dubose Model Home REIT, LP. The limited partnerships typically raise private equity to invest in Model Home properties and lease them back to the homebuilders. As of December 31, 2017 Presidio Property Trust owned:

•	8.3% of DMHI #201 LP. DMHI #201 raised $3.0 million through the sale of partnership units (sold all model homes as of year-end and closing partnership).
•	10.3% of DMHI #202 LP. The partnership had raised $2.9 million, including our investment. This partnership was formed to raise up to $5.0 million through the sale of units.
•	3.3% of DMHI #203 LP. The partnership had raised $2.2 million, including our investment. This partnership was formed to raise up to $5.0 million through the sale of units.
•	NetREIT Dubose owned 100 % of NetREIT Dubose Model Home REIT LP.
•	100% of NetREIT Model Homes, LLC.

We provide management services to our limited partnerships through NetREIT Advisors, LLC (“NetREIT Advisors”) and Dubose Advisors LLC (“Dubose Advisors”). These entities are 100% owned subsidiaries and are referred to collectively as the (“Advisors”). For their services, each of the Advisors receives ongoing management fees, acquisition fees and has the right to receive certain other fees when a partnership sells or otherwise disposes of a Model Home. NetREIT Advisors manages NetREIT Dubose and NetREIT Model Homes, LLC and Dubose Advisors manages DMHI #201, DMHI #202 and DMHI#203.

Use of Leverage

We use mortgage loans secured by our individual properties in order to maximize the return for our stockholders. Typically these loans are for terms ranging from five to ten years with amortization of 20 to 25 years. Currently, the majority of our mortgage loans are structured as non-recourse to us with limited exceptions that would cause a recourse event only upon occurrence of certain fraud, misconduct, environmental, or bankruptcy events. Non-recourse financing limits our exposure to the amount of equity invested in each property pledged as collateral thereby protecting the equity in our other assets. We can provide no assurance that the non-recourse financing will be available to us in the future on terms that are acceptable to us, or at all and there may be circumstances where lenders have recourse to our other assets. To a lesser extent, we use recourse financing or a cross collateral pledge of certain properties. At December 31, 2017, $36.0 million of our total debt of $162.0 million was recourse to the Company of which $28.5 million relates to the model homes properties.

We have used both fixed and variable interest rate debt to finance our properties. Wherever possible, we prefer to obtain fixed rate mortgage financing as it provides better cost predictability. As of December 31, 2017, none of our mortgage obligations include variable interest rate provisions.

PROPERTY MANAGEMENT

The Company, through its wholly owned subsidiary, NTR Property Management, Inc., is the primary property manager for all of its properties.  The Company subcontracts with third party property management companies in Colorado Springs, Colorado and North Dakota to render on-site management services.

COMPETITION

We compete with a number of other real estate investors, many of whom own similar properties in the same geographical markets. Competitors include other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these competitors have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. In addition, many of these competitors have capital structures that allow them to make investments at higher prices than what we can prudently offer while still generating a return to their investors that is commensurate with the return we are seeking to provide our investors. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. The concentration of our properties in Southern California, Colorado and North Dakota makes us susceptible to local market conditions in these areas.

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

REGULATION

Our management continually reviews our investment activity and monitors the proportion of our portfolio that is placed in various investments in order to prevent us from coming within the application of the Investment Company Act of 1940, as amended (the “Investment Company Act”). If at any time the character of our investments could cause us to be deemed an investment company for purposes of the Investment Company Act, we would be required to comply with the operating restrictions of the Investment Company Act, which are generally inconsistent with our normal operations. As such, we work to ensure that we are not deemed to be an “investment company.”

Various environmental laws govern certain aspects of the ongoing operation of our properties. Such environmental laws include those regulating the existence of asbestos-containing materials in buildings, management of surfaces with lead-based paint (and notices to residents about the lead-based paint) and waste-management activities. Our failure to comply with such requirements could subject us to government enforcement action and/or claims for damages by a private party.

To date, we have not experienced a noticeable effect on our capital expenditures, earnings, or competitive position as a result of a lack of compliance with federal, state and local environmental protection regulations. All of our proposed acquisitions are inspected prior to such acquisition. These inspections are conducted by qualified environmental consultants, and we review in detail their reports prior to our acquisition of any property. Nevertheless, it is possible that our environmental assessments will not reveal all environmental liabilities, or that some material environmental liabilities exist of which we are unaware. In some cases, we may be required to abandon otherwise economically attractive acquisitions because the costs of removal or control of hazardous materials are considered to be prohibitive or we are unwilling to accept the potential risks involved. We do not believe we will be required to engage in any large-scale abatement at any of our current properties. We believe that through professional environmental inspections and testing for asbestos, lead paint and other hazardous materials, coupled with a relatively conservative posture toward accepting known environmental risk, we minimize our exposure to potential liability associated with environmental hazards.

We are unaware of any environmental hazards at any of our current properties that, individually or in the aggregate, may have a material adverse impact on our operations or financial position. We have not been notified by any governmental authority, and we are not otherwise aware of any material non-compliance, liability, or claim relating to environmental liabilities in connection with any of our properties. We do not believe that the cost of continued compliance with applicable environmental laws and regulations will have a material adverse effect on us, our financial condition or our results of operations. Future environmental laws, regulations, or ordinances, however, may require additional remediation of existing conditions that are not currently actionable. Also, if more stringent requirements are imposed on us in the future, the costs of compliance could have a material adverse effect on us and our financial condition.

LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our financial position, results of operation or liquidity.

MANAGEMENT OF THE COMPANY

Our Management

We refer to our executive officers and any directors who are affiliated with them as our “Management”.  Our Management is currently comprised of:

•	Jack K. Heilbron, Chairman of the Board, Chief Executive Officer and President of Presidio Property Trust, Inc., President and Director of NetREIT Dubose, and President of NetREIT Advisors;
•	Adam Sragovicz, Chief Financial Officer of Presidio Property Trust, Inc.;
•	Larry G. Dubose, Director of Presidio Property Trust, Inc., CFO and Director of NetREIT Dubose, and CEO of Dubose and NetREIT Advisors;

Mr. Heilbron has overall responsibility for the day-to-day activities of the Company. Mr. Dubose is responsible for managing the day-to-day activities of the Dubose and NetREIT Advisors and the model homes division. Mr. Heilbron and Mr. Sragovicz are responsible for recommending all Company property acquisitions.

Our Board of Directors

Our Management is subject to the direction and supervision of our board of directors (our “Board”).  Among other things, our Board must approve each real property acquisition our Management proposes. There are eight directors comprising our Board, five of whom are independent directors (“Independent Directors”). Three of our directors, Mr. Heilbron, Mr. Elsberry and Mr. Dubose are not independent directors.

OUR REIT STATUS

We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2000. To continue to be taxed as a REIT, we must satisfy numerous organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders, as defined in the Internal Revenue Code (“the code”) and calculated on an annual basis. As a REIT, we are generally not subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even though we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and property and to federal income and excise taxes on our undistributed income. For more information, please see “U.S. Federal Income Tax Considerations.”

OFFICES AND EMPLOYEES

Our offices are situated in approximately 11,239 square feet of space in Escondido, California.

As of December 31, 2017, we have a total of twenty-six full-time and one part-time employees.

AVAILABLE INFORMATION

Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and other filings with the SEC, including amendments to such filings are available via a link to http:/ /www.sec.gov or on our website at www.presidiopt.com  as soon as reasonably practicable after such materials are electronically filed with the SEC. They are also available for printing by any stockholder upon request.

Our office is located at 1282 Pacific Oaks Place, Escondido, California, 92029-2900. Our telephone number is 866‑781-7721. Our e-mail address is info@presidiopt.com or you may visit our website at www.presidiopt.com.

Item 1A. RISK FACTORS

Risks Related to our Business, Properties and Operations

We face numerous risks associated with the real estate industry that could adversely affect our results of operations through decreased revenues or increased costs.

As a real estate company, we are subject to various changes in real estate conditions, and any negative trends in such real estate conditions may adversely affect our results of operations through decreased revenues or increased costs. These conditions include:

•

changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits, high unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;

•

fluctuations in interest rates, which could adversely affect our ability to obtain financing on favorable terms or at all, and negatively impact the value of properties and the ability of prospective buyers to obtain financing for properties we intend to sell;

•	the inability of tenants to pay rent;
•

the existence and quality of the competition, such as the attractiveness of our properties as compared to our competitors’ properties based on considerations such as convenience of location, rental rates, amenities and safety record;

•	competition from other real estate investors with significant capital, including other real estate operating companies, publicly traded REITs and institutional investment funds;
•	increased operating costs, including increased real property taxes, maintenance, insurance and utilities costs;
•	weather conditions that may increase or decrease energy costs and other weather-related expenses;
•	oversupply of commercial space or a reduction in demand for real estate in the markets in which our properties are located;
•	changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes; and
•	civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes, wind and hail damage and floods, which may result in uninsured and underinsured losses.

Moreover, other factors may adversely affect our results of operations, including potential liability under environmental and other laws and other unforeseen events, many of which are discussed elsewhere in the following risk factors. Any or all of these factors could materially adversely affect our results of operations through decreased revenues or increased costs.

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

Disruptions in the financial markets could adversely affect the value of our real estate investments. Such conditions could impact commercial real estate fundamentals and result in lower occupancy, lower rental rates, and declining values in our real estate portfolio and in the collateral securing our loan investments. As a result, the value of our property investments could decrease below the amounts paid for such investments, the value of collateral securing our loan investments could decrease below the outstanding principal amounts of such loans, and revenues from our properties could decrease due to fewer tenants or lower rental rates. These factors would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

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

Generally, we seek to sell, exchange or otherwise dispose of our properties when we determine such action to be in our best interests. Many factors beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates, supply and demand, and tax considerations. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Therefore, our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions to our stockholders.

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

We expect our properties to periodically incur vacancies by reason of lease expirations, terminations, or tenant defaults. If a tenant vacates a property, we may be unable to re-lease the property without incurring additional expenditures, or at all. If the vacancy continues for a long period of time, if the rental rates upon such re-lease are significantly lower than expected, or if our reserves for these purposes prove inadequate, we will experience a reduction in net income and may be required to reduce or eliminate distributions to our stockholders. In addition, because a property’s market value depends principally upon the value of the leases associated with that property, the resale value of a property with high or prolonged vacancies could suffer, which could further reduce our returns.

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

Our policy is to obtain insurance coverage for each of our properties covering loss from liability, fire, and casualty in the amounts and under the terms we deem sufficient to insure our losses. Under tenant leases on our commercial and retail properties, we require our tenants to obtain insurance to cover casualty losses and general liability in amounts and under terms customarily obtained for similar properties in the area. However, in certain areas, insurance to cover some losses, generally losses of a catastrophic nature such as earthquakes, floods, wind, hail, terrorism and wars, is either unavailable or cannot be obtained at a reasonable cost. Consequently, we may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, we could lose some or all of our investment in the property. In addition, other than any working capital reserve or other reserves we may establish, we likely would have no source of funding to repair or reconstruct any uninsured property.

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

We may hold our investments indirectly with others as co-owners (a co-tenancy interest) or indirectly through an intermediary entity such as a joint venture, partnership or limited liability company. Also, we may on occasion purchase an interest in a long-term leasehold estate or we may enter into a sale-leaseback financing transaction (see risk factor titled “In a sale-leaseback transaction, we are at risk that our seller/lessee will default, which could impair our operations and limit our ability to pay dividends.”). Such ownership structures allow us to hold a more valuable property with a smaller investment, but also reduce our ability to control such properties. In addition, if our co-owner in such arrangements experiences financial difficulties or is otherwise unable or unwilling to fulfill its obligations, we may be forced to find a new partner on less favorable terms or lose our interest in such property if no partner can be found.

As a general partner in DownREIT partnerships, we could be responsible for all liabilities of such partnership.

We own two of our properties indirectly through limited partnerships under a DownREIT structure. In a DownREIT structure, as well as some joint ventures or other investments we may make, we will employ a limited partnership as the holder of our real estate investment. We currently own a portion of the interest in such investment as a general partner and in the future will likely acquire all or a greater portion of this interest as a general partner. As a general partner, we would be potentially liable for all of the liabilities of the partnership, even if we do not have rights of management or control over its operation. Therefore, our liability could far exceed the amount or value of investment we initially made, or then had, in the partnership.

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

In our model homes business we lease Model Home Properties back to the seller for a certain period of time. If the seller/lessee subleases space to its tenants, the seller/lessee’s ability to meet any mortgage payments and its rental obligations to us may be subject to its subtenants’ ability to pay their rent on a timely basis. A default by the seller/lessee or other premature termination of its leaseback agreement with us and our subsequent inability to release the property could cause us to suffer losses and adversely affect our financial condition and ability to pay dividends.

A significant percentage of our properties are concentrated in a small number of states, which exposes our business to the effects of certain regional events and occurrences.

Our commercial properties are currently located in Southern California, Colorado and North Dakota, and although our model home portfolio consists of properties currently located in eleven states, a significant concentration of our Model Home Properties are located in three states. Specifically, as of December 31, 2017, approximately 88% of our model homes were located in Texas, Florida and Pennsylvania with approximately 57% located in Texas. This concentration of properties in a limited number of markets may expose us to risks of adverse economic developments that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns and potentially higher local property, sales and income taxes in the geographic markets in which we are concentrated. In addition, our properties are subject to the effects of adverse acts of nature, such as winter storms, hurricanes, hail storms, strong winds, earthquakes and tornadoes, which may cause damage, such as flooding, to our properties. Additionally, we cannot assure you that the amount of hurricane, windstorm, earthquake, flood or other casualty insurance we maintain would entirely cover damages caused by any such event, or in the case of our model homes portfolio, that the insurance maintained by our tenants would entirely cover damages caused by any such event.

As a result of our geographic concentration of properties, we will face a greater risk of a negative impact on our revenues in the event these areas are more severely impacted by adverse economic and competitive conditions and extreme weather than other areas in the United States.

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

Litigation and concern about indoor exposure to certain types of toxic molds have been increasing as the public becomes aware that exposure to mold can cause a variety of health effects and symptoms, including allergic reactions. Toxic molds can be found almost anywhere; when excessive moisture accumulates in buildings or on building materials, mold growth will often occur, particularly if the moisture problem remains undiscovered or unaddressed. We attempt to acquire properties where there is no toxic mold or where there has not been any proceeding or litigation with respect to the presence of toxic mold. However, we cannot provide assurances that toxic mold will not exist on any of our properties at acquisition or will not subsequently develop. The presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, the presence of significant mold could expose us to liability from our tenants, employees of our tenants, and others if property damage or health concerns arise.

Our long-term growth may depend on obtaining additional equity capital.

In the past we relied on cash from the sale of our equity securities to fund the implementation of our business plan, including property acquisitions, building our staff and internal management and administrative capabilities. We terminated our Series A Common Stock private placement on December 31, 2011 and closed on a preferred stock financing in August 2014. Our continued ability to fund real estate investments, our operations, and payment of regular dividends to our stockholders will likely be dependent upon our obtaining additional capital through the additional sales of our equity and/or debt securities. Without additional capital, we may not be able to grow our asset base to a size that is sufficient to support our planned growth, current operations, or to pay dividends to our stockholders at the levels required to maintain our REIT status (see risk factor titled “We may be forced to borrow funds on a short-term basis, to sell assets or to issue securities to meet the REIT minimum distribution or other requirements or for working capital purposes.”). There is no assurance as to when and under what terms we could successfully obtain additional funding through the sale of our equity and/or debt securities. Our access to additional equity or debt capital depends on a number of factors, including general market conditions, the market’s perception of our growth potential, our expected future earnings, and our debt levels.

We currently are wholly dependent on internal cash from our operations and financing to fund future property acquisitions, meet our operational costs and pay distributions to our stockholders.

To the extent the cash we receive from our real estate investments, preferred stock financing, and debt financing of unencumbered properties is not sufficient to pay our costs of operations, our acquisition of additional properties, or our payment of dividends to our stockholders, we would be required to seek capital through additional measures. In addition, our debt requires that we generate significant cash flow to satisfy the payment and other obligations under the terms of our debt. We may incur additional debt or issue additional preferred and common stock for various purposes, including, without limitation, to fund future acquisitions and operational needs. Other measures of seeking capital could include decreasing our operational costs through reductions in personnel or facilities, reducing or suspending our acquisition of real estate, and reducing or suspending dividends to our stockholders.

Reducing or suspending our property acquisition program would prevent us from fully implementing our business plan and reaching our investment objectives. Reducing or suspending the payment of dividends to our stockholders would decrease our stockholders’ return on their investment and possibly prevent us from satisfying the minimum distribution or other requirements of the REIT provisions (see risk factor titled “We may be forced to borrow funds on a short-term basis, to sell assets or to issue securities to meet the REIT minimum distribution requirement or for working capital purposes.”). Any of these measures would likely have a substantial adverse effect on our financial condition, the value of our common stock, and our ability to raise additional capital.

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

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay dividends.

Our ability to achieve our investment objectives and to pay regular dividends is dependent upon our acquisition of suitable property investments and obtaining satisfactory financing arrangements. We cannot be sure that our management will be successful in finding suitable properties on financially attractive terms. If our management is unable to find such investments, we will hold the proceeds available for investment in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. Holding such short-term investments will prevent us from making the long-term investments necessary to generate operating income to pay dividends. As a result, we will need to raise additional capital to continue to pay dividends until such time as suitable property investments become available (see risk factor titled “We may be forced to borrow funds on a short-term basis, to sell assets or to issue securities to meet the REIT minimum distribution or other requirements or for working capital purposes.”). In the event that we are unable to do so, our ability to pay dividends to our stockholders will be adversely affected.

We depend on key personnel, and the loss of such persons could impair our ability to achieve our business objectives.

Our success substantially depends upon the continued contributions of certain key personnel in evaluating and consummating our investments, selecting tenants and determining financing arrangements. Our key personnel include Jack K. Heilbron and Larry G. Dubose, each of whom would be difficult to replace. If either of these individuals or any of the other members of our management team were to cease their association with us, the implementation of our investment strategies could be delayed or hindered, and our operating results could suffer.

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

Our Board of Directors may change our investment and business policies, including our policies with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders. Although our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of our company and stockholders, a change in such policies could result in our making investments different from, and possibly riskier than, investments made in the past. A change in our investment policies may, among other things, increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could materially affect our ability to achieve our investment objectives.

If we failed to comply with applicable exemption requirements in connection with our private placement offerings, we may be liable for damages to certain of our stockholders.

Prior to 2011, we conducted multiple private placement offerings in reliance upon the private placement exemptions from registration under Section 4(a)(2) and Rule 506 of Regulation D under the Securities Act of 1933, amended (the “Securities Act”), and various exemptions from registration under applicable state securities laws. Many requirements and conditions of these exemptions are subject to factual circumstances and subjective interpretation. There is no assurance that the Securities and Exchange Commission (“SEC”), any state securities law administrator, or a trier of fact in a court or arbitration proceeding would not determine that we failed to meet one or more of these requirements. In the event that we are found to have sold our securities without an applicable exemption from registration, we could be liable to the purchasers of our securities in that offering for rescission and possibly monetary damages. If a number of investors were successful in seeking one or more of these remedies, we could face severe financial demands that would adversely affect our business and financial condition.

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

We are not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), based on exceptions we believe are available to us. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things, limitations on capital structure, restrictions on specified investments, prohibitions on transactions with affiliates, and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Provisions of Maryland law may limit the ability of a third party to acquire control of us by requiring our Board of Directors or stockholders to approve proposals to acquire our company or effect a change in control.

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of their shares of common stock, including:

•

“business combination” provisions that, subject to certain exceptions and limitations, prohibit certain business combinations between a Maryland corporation and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding shares of stock) or an affiliate of any interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations, unless, among other conditions, our common stockholders receive a minimum price, as defined in the MGCL, for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares of stock; and

•

“control share” provisions that provide that, subject to certain exceptions, holders of “control shares” (defined as voting shares that, when aggregated with all other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by our officers or by our employees who are also directors of our company.

By resolution, our Board of Directors has exempted business combinations between us and any other person, provided that the business combination is first approved by our Board of Directors (including a majority of our directors who are not affiliates or associates of such person). We cannot assure you that our Board of Directors will not amend or repeal this resolution in the future. In addition, pursuant to a provision in our bylaws we have opted out of the control share provisions of the MGCL.

In addition, the “unsolicited takeover” provisions of Title 3, Subtitle 8 of the MGCL permit our Board of Directors, without stockholder approval and regardless of what is provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a director. Such takeover defenses may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-current market price.

Our Board of Directors may approve the issuance of stock, including preferred stock, with terms that may discourage a third party from acquiring us.

Our charter permits our Board of Directors, without any action by our stockholders, to authorize the issuance of stock in one or more classes or series. Our Board of Directors may also classify or reclassify any unissued preferred stock and set or change the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of any such stock, which rights may be superior to those of our common stock. Thus, our Board of Directors could authorize the issuance of shares of a class or series of stock with terms and conditions which could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our outstanding common stock might receive a premium for their shares over the then current market price of our common stock.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Our charter eliminates the liability of our directors and officers to us and our stockholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law and our charter, our directors and officers will not have any liability to us or our stockholders for money damages other than liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or
•	active and deliberate dishonesty by the director or officer that was established by a final judgment and is material to the cause of action adjudicated.

Our charter authorizes us and our bylaws obligate us to indemnify each of our directors or officers who is or is threatened to be made a party to, or witness in, a proceeding by reason of his or her service in those or certain other capacities, to the maximum extent permitted by Maryland law, from and against any claim or liability to which such person may become subject or which such person may incur by reason of his or her status as a present or former director or officer of us or serving in such other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our stockholders may have more limited rights to recover money damages from our directors and officers than might otherwise exist absent these provisions in our charter and bylaws or that might exist with other companies, which could limit your recourse in the event of actions that are not in our or your best interests.

Our management faces certain conflicts of interest with respect to their other positions and/or interests outside of our company, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

We rely on our management, including Mr. Heilbron, for implementation of our investment policies and our day-to-day operations. Although the majority of his business time is spent working for the company, Mr. Heilbron engages in other investment and business activities in which we have no economic interest. His responsibilities to these other entities could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy. For instance, he may have conflicts of interest in making investment decisions regarding properties for us as opposed to other entities with similar investment objectives or in determining when to sell properties. Additionally, he may face conflicts of interest in allocating his time among us and his other real estate investment programs or business ventures and in meeting his obligations to us and those other entities. His determinations in these situations may be more favorable to other entities than to us.

Possible future transactions with our management or their affiliates could create a conflict of interest, which could result in actions that are not in the long-term best interest of our stockholders.

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

Risks Related to our Indebtedness

We have outstanding indebtedness, which requires that we generate significant cash flow to satisfy the payment and other obligations under the terms of our debt, and exposes us to the risk of default under the terms of our debt.

Our total gross mortgage indebtedness as of December 31, 2017 was approximately $162.0 million. We also had outstanding, in aggregate, 30.7 million of mandatorily redeemable Series B Preferred Stock We may incur additional debt for various purposes, including, without limitation, to fund future acquisition and development activities and operational needs.

The terms of our outstanding mortgage indebtedness and preferred stock provide for significant principal, interest and dividend payments. Our ability to meet these and other ongoing payment obligations of our debt and preferred stock depends on our ability to generate significant cash flow in the future. Our ability to generate cash flow, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that capital will be available to us, in amounts sufficient to enable us to meet our payment obligations under our loan agreements and our outstanding preferred stock and to fund our other liquidity needs. If we are not able to generate sufficient cash flow to service these obligations, we may need to refinance or restructure our debt, sell unencumbered assets subject to defeasance or yield maintenance costs (which we may be limited in doing in light of the relatively illiquid nature of our properties), reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet these payment obligations, which could materially and adversely affect our liquidity. Our outstanding indebtedness, and the limitations imposed on us by the agreements that govern our outstanding indebtedness, could have significant adverse consequences, including the following:

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
•

require us to dedicate a substantial portion of our cash flow from operations to payments on obligations under our outstanding indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures and other general corporate requirements, or adversely affect our ability to meet REIT distribution requirements imposed by the Code;

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
•

limit our ability to make material acquisitions or take advantage of business opportunities that may arise and limit our flexibility in planning for, or reacting to, changes in our business and industry, thereby limiting our ability to compete effectively or operate successfully; and

•	cause us to not have sufficient cash flow to pay the quarterly dividends to our stockholders.

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

Loans obtained to fund property acquisitions will generally be secured by mortgages on our properties. The more we borrow, the higher our fixed debt payment obligations will be and the greater the risk that we will not be able to timely meet these payment obligations. At December 31, 2017, excluding our Model Home Properties, we had a total of approximately $133.6 million of secured financing on our properties and we intend to continue to borrow funds through secured financings to acquire additional properties. If we are unable to make our debt payments as required, due to a decrease in rental or other revenues or an increase in our other costs, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment, diminishing the value of our real estate portfolio.

Our risk of losing property through a mortgage loan default is greater when the property is cross-collateralized.

In circumstances we deem appropriate, we may cross-collateralize two or more of our properties to secure a single loan or group of related loans, such as where we purchase a group of unimproved properties from a single seller or where we obtain a credit facility for general application from an institutional lender. Cross-collateralizing typically occurs where the lender requires a single loan to finance the group of properties, rather than allocating the larger loan to separate loans, each secured by a single property. Our default under a cross-collateralized obligation could result in the loss of all of the properties securing the loan. At December 31, 2017, we had two cross-collateralized mortgages between the Morena and Pacific Oaks office properties which terms contain a release clause for each property.

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

In addition, making a balloon payment may leave us with insufficient cash to pay the distributions that are required to maintain our qualification as a REIT. At December 31, 2017, excluding our model homes business, we have no loans that require balloon payment in 2018. The model homes business pays off its mortgage loans out of proceeds from the sale of homes. Any deficiency in the sale proceeds would have to be paid out of existing cash, diminishing the amount available for dividends.

Risks Related to our Status as a REIT and Related Federal Income Tax Matters

Failure to qualify as a REIT could adversely affect our operations and our ability to pay dividends.

We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2000. We believe that we have been organized and have operated in a manner that has allowed us to qualify for taxation as a REIT for federal income tax purposes commencing with such taxable year, and we expect to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will qualify for any particular year. If we lose our REIT qualification, we would be subject to federal corporate income taxation on our taxable income, and we could also be subject to increased state and local taxes. Additionally we would not be allowed a deduction for dividends paid to stockholders. And, unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified. The income tax consequences could be substantial and would reduce our cash available for distribution to stockholders and investments in additional assets. Further, we could be required to borrow funds or liquidate some investments in order to pay the applicable tax. If we fail to qualify as a REIT, we would not be required to make distributions to our stockholders.

As a REIT, we may be subject to tax liabilities that reduce our cash flow.

Even if we continue to qualify as a REIT for federal income tax purposes, we may be subject to federal, state and local taxes on our income or property, including the following:

•

To continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) to our stockholders. If we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income (determined without regard to the dividends paid deduction and including net capital gains), we will be subject to corporate income tax on the undistributed income.

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

•	We may be subject to state and local taxes on our income or property, either directly or indirectly because of the taxation of entities through which we indirectly own our assets.
•	Our subsidiaries that are “taxable REIT subsidiaries” will generally be required to pay federal corporate income tax on their earnings.

Our ownership of taxable REIT subsidiaries is subject to certain restrictions, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our taxable REIT subsidiaries are not conducted on arm’s length terms.

We own and may acquire direct or indirect interests in one or more entities that have elected or will elect, together with us, to be treated as our taxable REIT subsidiaries. A taxable REIT subsidiary is a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a taxable REIT subsidiary owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a taxable REIT subsidiary. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A taxable REIT subsidiary is subject to U.S. federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis.

A REIT’s ownership of securities of a taxable REIT subsidiary is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% of the value of our total assets could be represented by securities, including securities of taxable REIT subsidiaries, other than those securities includable in the 75% asset test. Further, for taxable years beginning after December 31, 2017, not more than 20% of the value of our total assets may be represented by securities of taxable REIT subsidiaries. We anticipate that the aggregate value of the stock and other securities of any taxable REIT subsidiaries that we own will be less than 20% of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable asset test limitations. In addition, we intend to structure our transactions with any taxable REIT subsidiaries that we own to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with these limitations or avoid application of the 100% excise tax discussed above.

We may be forced to borrow funds on a short-term basis, to sell assets or to issue securities to meet the REIT minimum distribution or other requirements or for working capital purposes.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders. In order to maintain our REIT status or avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings. To qualify as a REIT, in general, we must distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) each year. We have and intend to continue to make distributions to our stockholders. However, our ability to make distributions may be adversely affected by the risk factors described elsewhere herein. In the event of a decline in our operating results and financial performance or in the value of our asset portfolio, we may not have cash sufficient for distribution. Therefore, to preserve our REIT status or avoid taxation, we may need to borrow funds, sell assets or issue additional securities, even if the then-prevailing market conditions are not favorable. Moreover, we may be required to liquidate or forgo otherwise attractive investments in order to satisfy the REIT asset and income tests or to qualify under certain statutory relief provisions. If we are compelled to liquidate our investments to meet any of these asset, income or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.

In addition, we require a minimum amount of cash to fund our daily operations. Due to the REIT distribution requirements, we may be forced to make distributions when we otherwise would use the cash to fund our working capital needs. Therefore, we may be forced to borrow funds, to sell assets or to issue additional securities at certain times for our working capital needs.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the Internal Revenue Service (“IRS”) would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

Legislative or other actions affecting REITs could have a negative effect on our investors or us.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT, the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

Recently enacted U.S. tax legislation (the “2017 Tax Legislation”) has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the 2017 Tax Legislation that could affect us and our stockholders include:

•

temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

•	permanently eliminating the progressive corporate tax rate structure, with a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;
•

permitting a deduction for certain pass-through business income, including dividends received by our stockholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

•

reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	limiting our deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of REIT taxable income (prior to the application of the dividends paid deduction);
•

generally limiting the deduction for net business interest expense in excess of 30% of a business’s “adjusted taxable income,” except for taxpayers that engage in certain real estate businesses and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system); and

•	eliminating the corporate alternative minimum tax.

Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the recent tax legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock. We do expect that the reduced flat 21 percent corporate rate applicable to taxable REIT subsidiaries, and the 20% deduction on dividends received by our stockholders, may make our company more attractive to some investors.

The stock ownership limit imposed by the Code for REITs and our charter may discourage a takeover that could otherwise result in a premium price for our stockholders.

In order for us to maintain our qualification as a REIT, no more than 50% in value of our outstanding stock may be beneficially owned, directly or indirectly, by five or fewer individuals (including certain types of entities) at any time during the last half of each taxable year. To ensure that we do not fail to qualify as a REIT under this test, our charter restricts ownership by one person or entity to no more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock or more than 9.8% in value of the aggregate outstanding shares of all classes and series of our capital stock. This restriction may have the effect of delaying, deferring or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Dividends payable by REITs generally are taxed at the higher ordinary income rate, which could reduce the net cash received by stockholders and may be detrimental to our ability to raise additional funds through any future sale of our common stock.

Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is generally subject to tax at reduced rates. However, dividends payable by REITs to its stockholders generally are not eligible for the reduced rates for qualified dividends and are taxed at ordinary income rates (but, under the 2017 Tax Legislation, U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026). Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the reduced rates continue to apply to regular corporate qualified dividends, investors that are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our common stock, and could be detrimental to our ability to raise additional funds through the future sale of our common stock.

Tax-exempt stockholders will be taxed on our distributions to the extent such distributions are unrelated business taxable income.

Generally, neither ordinary nor capital gain distributions should constitute unrelated business taxable income (“UBTI”) to tax-exempt entities, such as employee pension benefit trusts and individual retirement accounts. Our payment of distributions to a tax-exempt stockholder will constitute UBTI, however, if the tax- exempt stockholder has incurred debt to acquire its shares. Therefore, tax-exempt stockholders are not assured all dividends received will be tax-free.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2. PROPERTIES

General Information

We invest in a diverse multi-tenant portfolio of real estate assets primarily consisting of office/industrial, retail, and model home properties located in the western United States. As of December 31, 2017, we owned or had an equity interest in seventeen office/industrial buildings totaling approximately 1,463,390 rentable square feet and five retail centers totaling approximately 228,260 rentable square feet. In addition, through our Model Home subsidiary and our investments in four limited partnerships and one limited liability company, we own a total of 132 Model Home properties located in ten states. We directly manage the operations and leasing of our properties. Substantially all of our revenues consist of base rents received under leases that generally have terms that range from less one to five years. We estimate that at least 66% of our existing leases as of December 31, 2017 contain contractual rent increases that provide for increases in the base rental payments. Our tenants consist of local, regional and national businesses. Our properties generally attract a mix of diversified tenant’s creating lower risk in periods of economic fluctuations. Our largest tenant represented less than 5% of total revenues for the year ended December 31, 2017.

Geographic Diversification Table

The following table shows a list of properties we owned as of December 31, 2017, grouped by the state where each of our investments is located.

Office/Industrial and Retail Properties:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	7	420,927	24.8%	$5,378,284	25.6%
Colorado	11	873,684	51.6%	11,982,623	56.9%
North Dakota	4	397,039	23.6%	3,681,287	17.5%
Total	22	1,691,650	100%	$21,042,194	100%

Model Home Properties:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
Southwest	77	233,060	61.4%	$2,125,272	57.1%
West	5	14,481	3.8%	142,272	3.8%
Southeast	40	102,716	27.1%	1,108,668	29.8%
Midwest	1	2,856	0.8%	32,640	0.9%
East	9	26,225	6.9%	314,604	8.4%
Total	132	379,338	100%	$3,723,456	100%

The following table summarizes information relating to our properties (excluding model homes) at December 31, 2017:

Property Summary

($ in000's) Property Location	Sq., Ft.	Date Acquired	Year Property Constructed	Purchase Price (1)	Occupancy	Percent Ownership	Mortgage On property	Estimated Renovation or Improvement Cost (2)

Office/Industrial Properties:
Garden Gateway, CO Springs, CO (3)	115,052	03/07	1982/2006	$15,126	64.8%	100.0%	$6,445	$94
Executive Office Park, CO Springs, CO	65,084	07/08	2000	10,126	90.4%	100.0%	6,000	-
Pacific Oaks Plaza, Escondido, CA (4)	16,037	09/08	2005	4,877	100.0%	100.0%	1,466	-
Morena Office Center, San Diego, CA (5)	26,865	01/09	1985	6,575	100.0%	20.0%	2,156	-
Genesis Plaza, San Diego, CA	57,807	08/10	1989	10,000	92.3%	100.0%	4,151	160
Dakota Center, Fargo, ND	119,434	05/11	1982	9,575	100.0%	100.0%	6,696	16
Port of San Diego Complex, National City, CA	146,700	12/11	1971/2008	14,500	100.0%	100.0%	9,576	-
The Presidio, Colorado Springs, CO	81,222	11/12	1985	7,275	68.9%	100.0%	6,454	161
Grand Pacific Center, Bismarck, ND	93,058	03/14	1976	5,350	77.0%	100.0%	17,728	221
Union Terrace, Lakewood, CO	84,145	08/14	1982	9,400	89.2%	100.0%	10,493	280
Centennial Tech Center, CO Springs, CO	110,405	12/14	1999	15,500	81.6%	100.0%	6,000	85
Arapahoe Service Center, CO Springs, CO	79,023	12/14	2000	11,850	100.0%	100.0%	1,909	-
West Fargo Industrial, West Fargo, ND	150,030	08/15	1998/2005	7,900	87.1%	100.0%	4,365	44
300 N.P., West Fargo, ND	34,517	08/15	1922	3,850	98.4%	100.0%	4,058	44
Highland Court, Centennial CO (6)	93,536	08/15	1984	13,050	89.3%	80.8%	2,381	25
One Park Centre, Westminster CO	69,174	08/15	1983	9,150	87.7%	100.0%	6,500	81
Shea Center II, Highlands Ranch, CO	121,301	12/15	2000	25,325	92.8%	100.0%	6,610	60
Total Office/Industrial Properties	1,463,390			$179,429	88.1%		$102,988	$1,271
Retail Properties:
World Plaza, San Bernardino, CA	55,098	09/07	1974	7,650	34.6%	100.0%	-	-
Waterman Plaza, San Bernardino, CA	21,170	08/08	2008	7,164	100.0%	100.0%	3,850	-
Yucca Valley Retail Center, CA	97,250	9/11, 5/12	1978	7,561	91.9%	100.0%	8,440	-
Union Town Center, Colorado Springs, CO	44,042	12/14	2003	11,212	100.0%	100.0%	8,364	50
Research Parkway, CO	10,700	8/15	2003	2,850	100.0%	100.0%	9,908	-
Total Retail Properties	228,260			$36,437	80.8%		$30,562	$50

(1)

Prior to January 1, 2009, “Purchase Price” includes our acquisition related costs and expenses for the purchase of the property. After January 1, 2009, acquisition related costs and expenses were expensed when incurred.

(2)	Expected capital expenditures over the next 12 months.
(3)	Garden Gateway Plaza is comprised of three buildings, each on a separate legal parcel.
(4)	Approximately 11,239 square feet, or 70.1% of this property, is occupied by the Company and related parties as its corporate offices.

(5)	This property is owned by a Partnership for which we serve as the general partner and own a 20.03% equity interest.
(6)	This property is owned by two tenants-in-common of which 60% is owned by the Company and the Company owns approximately 52% in the other tenant-in-common.

Top Ten Tenants Physical Occupancy Table

The following table sets forth certain information with respect to our top ten tenants at our Office/Industrial and Retail Properties.

As of December 31, 2017 Tenant	Number of Leases	Annualized Base Rent	% of Total Annualized Base Rent
Comcast of Colorado X, LLC	1	$1,022,882	4.88%
Halliburton Energy Services, Inc.	1	$831,014	3.96%
D+H USA Corporation	1	$576,216	2.75%
Epsilon Systems Solutions, Inc	1	$550,960	2.63%
Caliber Bodyworks, Inc	1	$482,391	2.30%
Community Research Foundation, Inc.	1	$464,940	2.22%
The College for Financial Planning, Inc.	1	$437,266	2.08%
General Services Administration	1	$420,443	2.00%
Goodwill Industries of Southern Calif	1	$393,321	1.87%
Wells Fargo Dealer Services, Inc.	1	$392,621	1.87%
Restaurant Technology Services LLC	1	$377,794	1.81%
		$5,949,848	28.37%

Lease Expirations Tables

The following table sets forth lease expirations for our properties as of December 31, 2017, assuming that none of the tenants exercise their renewal options.

Office/Industrial and Retail Properties:

Expiration Year	Number of Leases Expiring	Square Footage	Annual Rental From Lease	Percent of Total
2018	77	276,324	4,152,902	19.8%
2019	66	214,428	3,024,939	14.4%
2020	46	240,852	4,038,939	19.3%
2021	38	284,471	3,639,270	17.3%
2022	30	259,184	3,274,748	15.6%
Thereafter	24	215,190	2,847,435	13.5%
Totals	281	1,490,449	$20,978,233	100.0%

Model Home Properties:

Expiration Year (1)	Number of Leases Expiring	Square Footage	Annual Rental From Lease	Percent of Total
2018	85	256,383	$2,374,680	63.8%
2019	47	122,955	1,348,776	36.2%
	132	379,338	$3,723,456	100.0%

(1)	These leases are subject to extensions by the developer depending on sales of the total development. All model homes are sold at the end of the lease period.

Physical Occupancy Table for Last 5 Years

The following table presents the percentage occupancy for each of our properties, excluding our Model Home Properties, as of December 31 for each of the last five years.

	Date	Percentage Occupancy as of the Year Ended December 31,
	Acquired	2013	2014	2015	2016	2017

Office/ Industrial Properties:
Garden Gateway Plaza	03/07	82.8%	83.3%	78.4%	71.6%	64.8%
Executive Office Park	07/08	84.5%	83.4%	84.4%	77.5%	90.4%
Pacific Oaks Plaza (1)	09/08	100.0%	100.0%	100.0%	100.0%	100.0%
Morena Office Center	01/09	92.4%	86.8%	90.8%	100.0%	100.0%
Genesis Plaza	08/10	89.7%	83.3%	82.2%	87.0%	92.3%
Dakota Center	05/11	98.3%	82.1%	86.5%	99.3%	100.0%
Port of San Diego Complex	12/11	51.7%	75.9%	84.9%	100.0%	100.0%
The Presidio	11/12	80.5%	76.7%	78.4%	86.6%	68.9%
Grand Pacific Center	03/14	N/A	83.4%	83.9%	80.0%	77.0%
Union Terrace	08/14	N/A	87.6%	85.0%	96.4%	89.2%
Centennial Tech Center	12/14	N/A	100.0%	97.3%	100.0%	81.6%
Arapahoe Service Center	12/14	N/A	82.0%	100.0%	100.0%	100.0%
West Fargo Industrial	08/15	N/A	N/A	95.7%	90.4%	87.1%
300 N.P.	08/15	N/A	N/A	86.4%	86.1%	98.4%
Highland Court	08/15	N/A	N/A	93.9%	89.5%	89.3%
One Park Centre	08/15	N/A	N/A	94.1%	83.4%	87.7%
Shea Center II	12/15	N/A	N/A	100.0%	96.0%	92.8%
Retail Properties:
World Plaza	09/07	83.0%	81.8%	81.8%	81.8%	34.6%
Waterman Plaza	08/08	100.0%	100.0%	100.0%	100.0%	100.0%
Yucca Valley Retail Center	09/11	95.5%	95.5%	91.7%	91.9%	91.9%
Union Town Center	12/14	N/A	97.0%	96.8%	96.8%	100.0%
Research Parkway	08/15	N/A	N/A	100.0%	100.0%	100.0%

(1)	Approximately 11,239 square feet, or 70.1% of this property, is occupied by the Company and related parties as its corporate offices.

Annualized Base Rent Per Square Foot for Last 5 Years

The following table presents the average effective annual rent per square foot for each of our properties, excluding our Model Home Properties, as of December 31, 2017.

	Annualized Base Rent per Square Foot (1)
	For the Years Ended December 31,
	2013	2014	2015	2016	2017	Annualized Base Rent (2)	Net Rentable Square Feet

Office/ Industrial Properties:
Garden Gateway Plaza	$10.37	$10.51	$11.55	$11.25	$12.66	$943,712	115,052
Executive Office Park	$11.13	$10.85	$11.81	$12.41	$12.42	$730,881	65,084
Pacific Oaks Plaza (3)	$17.36	$19.50	$19.50	$21.84	$22.21	$356,258	16,037
Morena Office Center	$21.37	$20.13	$20.97	$21.54	$22.20	$596,467	26,865
Genesis Plaza	$24.33	$24.27	$25.83	$24.07	$27.43	$1,464,048	57,807
Dakota Center	$10.83	$10.83	$10.86	$11.38	$12.06	$1,439,906	119,434
Port of San Diego Complex	$9.92	$9.84	$8.49	$8.65	$8.90	$1,305,883	146,700
The Presidio	$11.72	$13.67	$13.61	$14.13	$14.68	$821,092	81,222
Grand Pacific Center	N/A	$8.65	$12.74	$13.39	$13.18	$944,011	93,058
Union Terrace	N/A	$7.60	$18.36	$17.65	$19.63	$1,473,893	84,145
Centennial Tech Center	N/A	$12.52	$12.52	$12.92	$13.62	$1,227,794	110,405
Arapahoe Center	N/A	$12.43	$12.43	$12.79	$13.20	$1,043,481	79,023
West Fargo Industrial	N/A	N/A	$5.47	$6.03	$6.65	$868,320	150,030
300 N.P.	N/A	N/A	$10.91	$11.49	$12.63	$429,050	34,517
Highland Court	N/A	N/A	$18.93	$19.57	$21.14	$1,765,971	93,536
One Park Centre	N/A	N/A	$19.85	$22.40	$18.48	$1,121,118	69,174
Shea Center II	N/A	N/A	$16.08	$17.02	$15.34	$1,726,790	121,301
Retail Properties:
World Plaza	$14.32	$16.01	$18.66	$20.24	$16.63	$316,760	55,098
Waterman Plaza	$24.23	$23.15	$24.14	$24.70	$25.29	$535,423	21,170
Yucca Valley Retail Center	$10.05	$10.04	$8.46	$8.86	$8.99	$803,445	97,250
Union Town Center	N/A	$20.27	$20.27	$21.04	$20.36	$896,692	44,042
Research Parkway	N/A	N/A	$20.65	$21.12	$21.61	$231,199	10,700

(1)	Annualized Base Rent divided by the percentage occupied divided by rentable square feet.
(2)	Annualized Base Rent is based upon actual rents due as of December 31, 2017, determined using GAAP including CAM reimbursements.
(3)	Approximately 11,239 square feet, or 70.1% of this property, is occupied by the Company as its corporate offices.

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

Number of Holders of Each Class of Stock

As of March 20, 2018, there were 3,033 holders of our Series A common stock and a single holder of our Mandatorily Redeemable Series B Preferred Stock.

Dividend Payments

We seek to pay quarterly cash distributions to our common stockholders. The following is a summary of cash payment amount per share for the years ended December 31, 2017 and 2016:

Month	2017	2016
	Cash Dividend	Cash Dividend
March 31	$0.10	$0.10
June 30	0.10	0.10
September 30	-	0.10
December 31	-	0.10
Total	$0.20	$0.40

Dividend Policy

We plan to pay at least 90% of our annual REIT Taxable Income to our stockholders in order to maintain our status as a REIT. We intend to continue to declare quarterly distributions, however we cannot provide any assurance as to the amount or timing of future distributions. Our goal is to make cash dividend distributions out of our operating cash flow and proceeds from the sale of properties. During 2017, we declared dividends of $4.7 million and approximately 23.2% of these dividends were reinvested and paid back to the Company resulting in a net cash payout of approximately $3.6 million for the year ended December 31, 2017.

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

We provide each of our stockholders a statement detailing distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital annually. During for the years ended December 31, 2017 and 2016, all distributions were non-taxable as they were considered a return of capital to the stockholders.

Equity Compensation Plan Information

We established the 1999 Flexible Incentive Plan (the “1999 Plan”) for the purpose of attracting and retaining employees. The 1999 Plan provides that the maximum number of shares that may be issued with respect to awards under the 1999 Plan at any time shall be an amount equal to 10% of the company’s issued and outstanding common stock at such time. At December 31, 2017, the maximum number of shares that could be issued under the 1999 Plan was approximately 1,762,000 shares. There have been approximately 651,000 restricted shares granted since adopting the 1999 Plan. At December 31, 2017, the amount of shares of common stock available for future grants under the 2017 Plan was approximately 1,111,000 shares.

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

OVERVIEW

The Company operates as a self-managed and self-administered real estate investment trust, or REIT.  The Company invests in a diverse multi-tenant portfolio of real estate assets office, industrial, retail and model homes leased back to the developer located primarily in the western United States. As of December 31, 2017, including properties held for sale, the Company owned or had an equity interest in:

•	Fifteen office properties (“Office Properties”) which total approximately 1,166,660 rentable square feet,
•	Two industrial properties (“Industrial Properties”) which total approximately 296,730 rentable square feet,
•	Five retail shopping centers (“Retail Properties”) which total approximately 228,260 rentable square feet and,
•	One hundred thirty-two model homes owned by four affiliated limited partnerships and one limited liability company (“Model Home Properties”).

Presidio Property Trust’s office, industrial and retail properties are located primarily in Southern California and Colorado, with four properties located in North Dakota. Our Model Home Properties are located in ten states. We acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full calendar year, or has been operating for three years. Our geographical clustering of assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas.

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

SIGNIFICANT TRANSACTIONS IN 2017 and 2016

Acquisitions

•

We acquired 47 Model Home Properties and leased them back to the homebuilders during the twelve months ended December 31, 2017. The purchase price for the properties was $17.6 million. The purchase price consisted of cash payments of $5.8 million and mortgage notes of $11.7 million.

•

We acquired 65 Model Home Properties and leased them back to the homebuilders during the twelve months ended December 31, 2016. The purchase price for the properties was $23.7 million. The purchase price consisted of cash payments of $7.5 million and mortgage notes of $16.2 million.

We review our portfolio of investment properties for value appreciation potential on an ongoing basis, and dispose of any properties that no longer satisfy our requirements in this regard, taking into account tax and other considerations. The proceeds from any such property sale, after repayment of any associated mortgage, are available for investing in properties that we believe will have a greater likelihood of future price appreciation. We disposed of the following properties during the twelve months ended December 31, 2017 and the year ended December 31, 2016:

•	In April 2017, we sold the Shoreline Medical Building for approximately $8.2 million and recognized a gain of approximately $1.3 million.
•	In March 2017, we sold the Regatta Square Retail Center for approximately $3.0 million and recognized a gain of approximately $756,000.
•	In February 2017, we sold the Rangewood Medical Building for approximately $2.2 million and recognized a loss of approximately $170,000.
•	During the twelve months ended December 31, 2017, we disposed of 23 model homes for approximately $9.8 million and recognized a gain of approximately $735,000.
•	In July 2016, we sold the Havana Parker Complex for approximately $3.3 million and recognized a gain of approximately $668,000.
•	In June 2016, we sold a parcel of land and its building at the Yucca Valley Retail Center for approximately $1.3 million and recognized a gain of approximately $831,000.
•	During the year ended December 31, 2016, we sold 21 model homes for approximately $6.4 million and recognized a gain of approximately $687,000.

ECONOMIC ENVIRONMENT

In one of the longest expansions on record, the United States continues to expand its economy. GDP growth in the fourth quarter of 2017 was 2.5%. The Federal Reserve has remained optimistic about the United States’ economic outlook across many sectors.

The U.S. labor market is showing continued improvement since the Great Recession, with an unemployment rate of only 4. 1% as of December 31, 2017. Unemployment in the office-using sector of professional & business services was approximately the same, at 4.2%, and that could lead to continued strength in the commercial real estate segment. Vacancy rates for the office sector of commercial real estate rose slightly to 15.0% as of December 31, 2017. During the fourth quarter of 2017, net absorption in the U.S. office market was 12.3 million square feet.

It is impossible to project U.S. economic growth, but economic conditions could have a material effect on our business, financial condition and results of operations.

CREDIT MARKET ENVIRONMENT

The raising of the short-term interest rates in each of 2016 and 2017 by the Federal Reserve may signal that policy makers think the economy is strong enough to withstand a gradual tightening of monetary policy over the next couple years. The effect of increased interest rates on REITs is a still a debated topic. In the past when interest rates increased, it was a sign of a better economy that allowed for rental rates to increase, thereby mitigating the effect on REITs. Increasing interest rates can help mitigate the defeasance costs associated with disposing of an encumbered commercial real estate property.

Our ability to execute our business strategies, and in particular to make new investments, is highly dependent upon our ability to procure external financing. Our principal source of external financing includes the issuance of our equity securities and mortgages secured by properties. The market for mortgages has improved, although the interest rates remain relatively low compared to pre-

recessionary rates. We continue to obtain mortgages from the commercial mortgage-backed securities (“CMBS”) market, life insurance companies and regional banks. Although CMBS lenders are generally optimistic about the outlook of the credit markets, the potential impact of new regulations and market volatility remain a concern. Even though we have been successful in procuring equity financing and secured mortgages financing, we cannot be assured that we will be successful at doing so in the future.

MANAGEMENT EVALUATION OF RESULTS OF OPERATIONS

Our management team’s evaluation of operating results includes an assessment of our ability to generate cash flow necessary to pay operating expenses, general and administrative expenses, debt service, and to fund distributions to our stockholders. As a result, our management team’s assessment of operating results gives less emphasis to the effects of unrealized gains and losses and other non-cash charges, such as depreciation and amortization and impairment charges, which may cause fluctuations in net income for comparable periods but have no impact on cash flows. Our management team’s evaluation of our potential for generating cash flow includes assessments of our recently acquired properties, our non-stabilized properties, long-term sustainability of our real estate portfolio, our future operating cash flow from anticipated acquisitions, and the proceeds from the sales of our real estate assets.

In addition, our management team evaluates our portfolio and individual properties’ results of operations with a primary focus on increasing and enhancing the value, quality and quantity of properties in our real estate holdings. Our management team focuses its efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals and rental rates. Properties that have reached goals in occupancy and rental rates are evaluated for potential added value appreciation and, if lacking such potential, are sold with the equity reinvested in properties that have better potential without foregoing cash flow. Our ability to increase assets under management is affected by our ability to raise borrowings and/or capital, coupled with our ability to identify appropriate investments.

Our results of operations for the years ended December 31, 2017 and 2016 are not indicative of those expected in future periods, as we expect that rental income, interest expense, rental operating expense, general and depreciation and amortization will increase in future periods as a result of the assets acquired and as a result of anticipated growth through future acquisitions of real estate related investments.

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

Real Estate Held for Sale and Discontinued Operations. Real estate sold during the current period is classified as “real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Mortgage notes payable related to the real estate sold during the current period is classified as “notes payable related to real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Additionally, we record the operating results related to real estate that has been disposed of as discontinued operations for all periods presented if the operations have been eliminated and we will not have any significant continuing involvement in the operations of the property following the sale.

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

Certain of our leases currently contain rental increases at specified intervals. We record as an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, Management determines to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review material deferred rent receivable, as it relates to straight-line rents, and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts, and write-off of the specific rent receivable. No such reserves related to deferred rent receivables have been recorded as of December 31, 2017 or 2016.

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

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. Our cash equivalents, mortgage notes receivable, accounts receivable and payables and accrued liabilities all approximate fair value due to their short term nature. Management believes that the recorded and fair values of notes payable are approximately the same as of December 31, 2017 and 2016.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Our results of operations for 2017 and 2016 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense, general and depreciation and amortization will significantly increase in future periods as a result of the assets acquired over the last two years and as a result of anticipated growth through future acquisitions of real estate related investments.

Revenues.  Total revenue was $33.4 million for the year ended December 31, 2017, compared to $32.3 million for the same period in 2016, an increase of $1.1 million or 3.4%. The increase in rental income as reported in 2017 as compared to 2016 reflects:

•	A favorable insurance claim of approximately $525,000 in excess of the cost to repair roof damage at one of the properties;

•	A net increase in model home rental income of approximately $1.3 million as a result of 2017 acquisitions;

•	A net increase in model home transaction fees of approximately $300,000 as a result of 2017 acquisitions; offset by

•	A net decrease in rental income of $980,000 related to the sales of three properties during the first and second quarter of 2017.

Rental Operating Costs.  Rental operating costs were $10.7 million for the year ended December 31, 2017 compared to $10.1 million for the same period in 2016, an increase of $600,000 or 5.9%. The increase in rental operating costs was due to an increase in real estate taxes in Colorado of approximately $730,000 due to property value reassessments offset by rental operating costs associated with the sale of three properties during the first and second quarter of 2017.  Rental operating costs as a percentage of revenue remained consistent at 32.1% and 31.2% for the years ended December 31, 2017 and 2016, respectively.

General and Administrative Expenses. General and administrative (“G&A”) expenses were $5.2 million for the year ended December 31, 2017, compared to $5.1 million for the same period in 2016, representing an increase of approximately $100,000 or 1.9%. These expenses are semi-fixed and do not necessarily correlate to total revenue and remain relatively unchanged year over year. We anticipate that our general and administrative expenses will remain fairly consistent as we acquire more office and industrial properties and model homes in the future.  As a percentage of total revenue, our general and administrative costs remained consistent at 15.6% for the years ended December 31, 2017 and 2016.

Depreciation and Amortization. Depreciation and amortization expenses were $9.7 million for the year ended December 31, 2017, compared to $10.3 million for the same period in 2016, representing a decrease of $600,000 or 5.8%. Depreciation costs associated with the properties sold and held for sale during 2017 accounted for all of this decrease.

Asset Impairments. We review the carrying value of each of our real estate properties annually to determine if circumstances indicate an impairment in the carrying value of these investments exists. During 2016, we recognized an impairment charge of $700,000 on the World Plaza property and $248,000 on the Rangewood Medical property. These impairment charges reflect management’s estimate of the fair market value based on sales comps of like property in the same geographical area. There were no impairment charges during 2017.

Interest Expense-Series B preferred stock. The Series B Preferred Stock commenced in August 2014 includes a mandatory redemption and therefore is treated as a liability for financial reporting purposes. The dividends paid and the amortization of the deferred offering costs are considered interest expense for reporting purposes under generally accepted accounting principles (“GAAP”).  Dividends paid totaled $4.4 million and $4.9 million, respectively, for the years ended December 31, 2017 and 2016. The amortization of the deferred offering costs was approximately $630,000 and $1,014,000, respectively, for the years ended December 31, 2017 and 2016. The initial deferred offering costs were fully amortize in August 2017 resulting in the decrease in 2017 compared to 2016. The remaining unamortized deferred offering costs relate to the fees paid to extend the extension date.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges, increased by approximately $300,000, or 3.9%, to approximately $7.9 million for the year ended December 31, 2017 compared to $7.6 million for the same period in 2016. Interest expense associated with Model Home properties acquired during 2017 and one new loan on an unencumbered property account for all of this increase.  The weighted average interest rate on our outstanding debt remained at 4.7% at December 31, 2017 and December 31, 2016

Gain on Sale of Real Estate Assets. For year ended December 31, 2017, the Company recognized a net gain of approximately $1.9 million due to the sales of Rangewood Medical Office Building, Regatta Square Retail Center, Shoreline Medical Building and twenty-three model homes. The sale of Rangewood Medical Office Building resulted in a loss of approximately $170,000. The sale of Regatta Square resulted in a gain of approximately $758,000. The sale of the Shoreline Medical Office Building resulted in a gain of approximately $1.3 million.  The sale of twenty-three model homes resulted in a gain of approximately $753,000. For the year ended December 31, 2016, the Company recognized a gain from the sale of twenty-one model homes of approximately $622,000, a gain of approximately $831,000 from the sale of a parcel of land and its building at the Yucca Valley Retail and a $668,000 gain from the sale of the Havana Parker Complex.

Income allocated to non-controlling interests.  Income allocated to non-controlling interests for the year ended December 31, 2017 totaled $642,000 when compared to December 31, 2016 of $241,000.  Approximately $576,000 and $84,000 was attributable to the model home partnerships for the year ended December 31, 2017 and 2016, respectively that are owned under four limited partnerships of which the Company has a minority interest.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our future sources of liquidity include existing cash and cash equivalents, cash flows from operations, new mortgages on our unencumbered properties, refinancing of existing mortgages, real estate sales and the possible sale of additional equity/debt securities. Our available liquidity at December 31, 2017 included cash and cash equivalents of $3.8 million, as well as our potential borrowing capacity under credit facilities that we intend to seek. On June 30, 2017, we exercised our option to extend the redemption date on our Series B Preferred Stock to August 1, 2019 and paid an extension fee of $153,500.

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

Our short term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding for our distributions to stockholders. During the year ended December 31, 2017, our principal debt service was $2.0 million (debt paid off in connection with refinancing and sales of real estate was $10.1 million). The cash portion of the distributions to our common shareholders was $3.6 million and the net cash provided by our operating activities totaled approximately $5.6 million. We believe that the cash flow from our existing portfolio, distributions from joint ventures in Model Home partnerships and property sales during 2018 will be sufficient to fund our near term operating costs, capital expenditures, debt service costs and the cash portion of distributions to stockholders. However, if our cash flow from operating activities is not sufficient to fund our short term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness or we will reduce the rate of distribution to the stockholders.

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

Cash Equivalents and Restricted Cash

At December 31, 2017, we had approximately $8.3 million in cash equivalents and restricted cash.  Our cash equivalents and restricted cash consist of invested cash and cash in our operating accounts and are held in bank accounts at third party institutions.  During 2017 and 2016, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $2.0 million of our cash balance is intended for capital expenditures on existing properties (net of deposits held in reserve accounts by our lenders). We intend to use the remainder of our existing cash and cash equivalents for acquisitions, general corporate purposes and distributions to our stockholders.

Secured Debt

As of December 31, 2017, Presidio Property Trust had fixed-rate mortgage notes payable in the aggregate principal amount of $133.6 million, collateralized by a total of 21 properties with loan terms at issuance ranging from 5 to 20 years.  The weighted-average interest rate on the mortgage notes payable as of December 31, 2017 was approximately 4.7%, and our debt to estimated market value on these properties was approximately 53.8%.

As of December 31, 2017, NetREIT Dubose, and related entities, had 129 fixed-rate mortgage notes payable in the aggregate principal amount of $28.5 million, collateralized by 129 Model Home Properties. These loans generally have a term at issuance of three to five years.  The average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $221,000 and 4.3%, respectively as of December 31, 2017. Our debt to estimated value on these properties is approximately 58.8%. The Company has guaranteed these mortgage notes payable.

Cash Flows for the years ended December 31, 2017 and December 31, 2016.

Operating Activities: Net cash provided by operating activities for the years ended December 31, 2017 and 2016 increased to approximately $5.6 million from $3.7 million

Investing Activities: Net cash used in investing activities during the years ended December 31, 2017 was $1.1 million compared to $19.0 million of cash used in the same period in 2016. During the year ended December 31, 2017 we purchased forty-seven model homes for $17.6 million and received proceeds from the sales of twenty-three model homes and three commercial properties totaling $20.6 million. During the year ended December 31, 2016, we purchased sixty-five model homes for 23.7 million and received proceeds from the sale of twenty-one model homes totaling approximately $6.4 million, sold a parcel of land and its building for $1.3 million and the Havana Parker Complex for $3.3 million.

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

Financing Activities:   Net cash used in financing activities during the years ended December 31, 2017 was $3.6 million compared to cash provided of $9.3 million for the same period in 2016.

Off-Balance Sheet Arrangements

As of December 31, 2017, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

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

The following table presents our FFO and MFFO for the years ended December 31:

	For the Year Ended December 31,
	2017	2016
Net loss attributable to Presidio Property Trust, Inc. common stockholders	$(3,484,416)	$(5,812,485)
Adjustments:
Income attributable to noncontrolling interests	642,336	241,402
Depreciation and amortization	9,710,265	10,256,185
Asset impairment	-	948,053
Gain on sale of real estate assets	(2,623,469)	(2,186,481)
FFO	$4,244,716	$3,446,674
Straight line rent adjustment	(624,562)	(958,853)
Amortization of above and below market leases, net	(206,868)	(285,827)
Amortization of restricted stock compensation	558,734	520,578
Amortization of financing costs	1,090,854	1,447,021
Real estate acquisition costs	72,897	145,040
MFFO	$5,135,771	$4,314,633

No conclusion or comparisons should be made from the presentation of these figures.

Same-Property Operating Results for the years ended December 31, 2017 and 2016.

The table below presents the 2017 and 2016 operating results for the Company’s commercial rental properties owned as of December 31, 2017 and for the twelve months ending December 31, 2016.  The table below excludes model home operations as the rental rates do not fluctuate during the term of the lease and there are no operating expenses.  The Company believes that this type of non-GAAP financial measure, when considered with our financial statements prepared in accordance with GAAP, is useful to investors to better understand the Company’s operating results. Properties are included in this analysis if they were owned and operated for the entirety of both periods being compared. Further, same-property operating results is a measure for which there is no standard definition and, as such, it is not consistently defined or reported on among the Company’s peers, and thus may not provide an adequate basis for comparison between REITs.

	For the Year Ended December 31,		Variance
	2017	2016	$	%
Rental revenues	$30,316,907	$28,263,828	$2,053,079	7.3%
Rental operating costs	10,902,703	10,032,430	870,273	8.7%

Net operating income	$19,414,204	$18,231,398	$1,182,806	6.5%

Operating Ratios:
Number of same properties	22	22
Same-property occupancy, end of period	87.1%	91.0%		-3.9%
Same-properties operating costs as a percentage of total revenues	36.0%	35.5%		0.5%

Overview

Same-store property NOI increased for the year ended December 31, 2017 as compared to the corresponding period in 2016 as evidenced by the increase in rental revenues of 7.3%. The improvement in rental revenues was due to increases in rental rates.  Rental operating costs as a percentage of total revenues increased approximately 0.5% for the year ended December 31, 2017 when compared to the same period in 2016.

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

During the quarter ended December 31, 2017, we signed 26 leases (11 new leases and 15 renewals) for a total of 73,109 square feet of space leases, of which 42,615 square feet related to comparable leases.  Comparable leases signed had an average rental rate increase of 3.3% on a cash basis and an average rental increase of 7.0% on a straight-line basis. New office leases for comparable spaces were signed for 4,111 square feet at an average rental rate increase of 0% on a cash basis and an average rental rate increase of 10.7% on a straight-line basis. Renewals for comparable office spaces were signed for 30,494 square feet at an average rental rate increase of 3.7% on a cash basis and increase of 6.6% on a straight-line basis. Non comparable new leases were signed for 30,494 square feet.

During the year ended December 31, 2017, we signed 90 leases (41 new leases and 49 renewals) for a total of 311,606 square feet of space leases, of which 217,697 square feet related to comparable leases.  Comparable leases signed had an average rental rate increase of 5.5% on a cash basis and an average rental increase of 7.9% on a straight-line basis. New office leases for comparable spaces were signed for 19,407 square feet at an average rental rate increase of 13.0% on a cash basis and an average rental rate increase of 18.5% on a straight-line basis. Renewals for comparable office spaces were signed for 190,976 square feet at an average rental rate increase of 4.7% on a cash basis and increase of 6.9% on a straight-line basis. Non comparable new leases were signed for 101,223 square feet.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our Management concluded that our internal control over financial reporting was effective as of December 31, 2017.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding our internal control over financial reporting as such report is not required for the Company.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Stockholders is presently scheduled to be held on May 30, 2018.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements - the following documents are filed as part of this report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2017 and 2016
•	Consolidated Statements of Operations for the years ended December 31, 2017 and 2016
•	Consolidated Statements of Equity for the years ended December 31, 2017 and 2016
•	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016
•	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules - the following documents are filed as part of this report:

•	Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization as of December 31, 2017

All other financial statement schedules have been omitted for the reason that the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(3) Exhibits - an index to the Exhibits as filed as part of this Form 10-K is set forth below.

Number	Description

3.1

Articles of Merger filed with the Maryland State Department of Assessments and Taxation and the California Secretary of State on August 4, 2010 (incorporated by reference to Exhibit 3.03 of the Company’s Current Report on Form 8-K filed on August 10, 2010).

3.2

Articles of Amendment and Restatement of the Articles of Incorporation, dated as of July 30, 2010 (incorporated by reference to Exhibit 3.01 of the Company’s Current Report on Form 8-K filed on August 10, 2010).

3.3	Articles Supplementary filed on August 4, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 8, 2014).

3.4	Articles Supplementary filed on August 4, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 8, 2014).

3.5	Second Amended and Restated Bylaws of Presidio Property Trust, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on October 19, 2017).

4.1	Form of Series A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 10-12B filed on May 6, 2008).

4.3	Specimen Certificate for Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 8, 2014).

4.4

Investor Agreement dated as of August 4, 2014 between the Company and PFP III Sub II, LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on August 8, 2014).

10.1+	1999 Flexible Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 10-12B filed on May 6, 2008).

10.2	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form 10-12B filed on May 6, 2008).

10.3

Loan Assumption and Security Agreement, and Note Modification Agreement dated August 1, 2009 between La Jolla Bank, FSB and the Company (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on August 27, 2009).

10.4

Promissory Note dated March 16, 2004 between Monterey Palms Self Storage, LLC and La Jolla Bank, FSB (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on August 27, 2009).

10.5	Loan Agreement between Jackson National Life Insurance Company and the Company (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed on August 27, 2010).

Number	Description

10.6

Fixed Rate Promissory Note between Jackson National Life Insurance Company and the Company (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K filed on August 27, 2010).

10.7+	Employment Agreement for Mr. Heilbron, effective as of October 18, 2017.*

10.8+	Employment Agreement for Mr. Elsberry, effective as of January 1, 2018.*

10.9+	Employment Agreement for Mr. Dubose, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K filed on January 24, 2011).

10.10+

Form of Indemnification Agreement entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-11 filed on September 18, 2017).

10.11

Agreement of Purchase & Sale between the Company and Mullrock 3 Murphy Canyon, LLC, dated as of July 12, 2010 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on August 13, 2010).

10.12

Purchase & Sale Agreement and Joint Escrow Instructions to acquire Dakota Bank Building dated January 31, 2011 between Dakota Bank Building Limited Partnership and the Company (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K filed on February 3, 2011).

10.13

Promissory Note—Dakota Bank Buildings dated May 26, 2011 between NetREIT Broadway, Inc. and Dougherty Funding LLC (incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K/A filed on May 31, 2011).

10.14

Mortgage, Security Agreement and Fixture Financing Statement—Dakota Bank Buildings dated May 26, 2011 between NetREIT Broadway, Inc. and Dougherty Funding LLC (incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K/A filed on May 31, 2011).

10.15

Property Contribution Agreement and Joint Escrow Instructions-Port of San Diego Complex dated September 6, 2011 between LGI Delaware, LLC and the Company (incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K filed on September 12, 2011).

10.16

First Amended and Restated NetREIT National City Partners, LP Limited Partnership Agreement dated December 8, 2011 (incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K filed on December 30, 2011).

10.17

Assumption Agreement—NetREIT National City Partners, LP entered into as of December 8, 2011 (incorporated by reference to Exhibit  10.26 of the Company’s Current Report on Form 8-K filed on December 30, 2011).

10.18

NetREIT National City Partners LP Promissory Note dated February 27, 2013 between NetREIT National City Partners, LP and Western-Southern Life Assurance Company (incorporated by reference to Exhibit 10.31 of the Company’s Current Report on Form 8-K filed on March 5, 2013).

10.19

NetREIT National City Partners LP Deed of Trust dated February 27, 2013 between NetREIT National City Partners, LP and Western-Southern Life Assurance Company (incorporated by reference to Exhibit 10.32 of the Company’s Current Report on Form 8-K filed on March 5, 2013).

10.20

Preferred Stock Purchase Agreement dated August 4, 2014 between the Company and PFP III Sub II, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on August 8, 2014).

10.21

Purchase and Sale Agreement and Joint Escrow Instructions among NetREIT Highland, LLC, NetREIT Joshua, LLC, NetREIT Casa Grande, LP, NetREIT Sunrise, LLC, NetREIT, Inc. and Sparky’s Storage 18 (CA) LP, dated as of February 6, 2015; as amended by the First Amendment dated February 25, 2015, and the Second Amendment dated April 2, 2015 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.22++

Purchase and Sale Agreement dated November 10, 2015 between Highlands Ranch Shea Center II, LLC and the Company (incorporated by reference to Exhibit 10.35 of the Company’s Current Report on Form 8-K filed on November 12, 2015).

10.23+	Form of Restricted Stock Agreement under 1999 Flexible Incentive Plan (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-11 filed on September 18, 2017).

10.24+	Presidio Property Trust, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 19, 2017).

Number	Description

10.25+	Form of Restricted Stock Agreement under 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-11 filed on January 17, 2018).

21.1	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Public Accounting Firm *

31.1

Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.3	Certification of the Company’s Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith
+	Denotes a compensatory plan or arrangement
++	Confidential treatment requested as to a portion of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack K. Heilbron	Director, Chairman of the Board and Chief Executive Officer	March 20, 2018
Jack K. Heilbron	(Principal Executive Officer)

/s/ Adam Sragovicz	Chief Financial Officer	March 20, 2018
Adam Sragovicz

/s/ Heather L. Pittard	Principal Accounting Officer	March 20, 2018
Heather L. Pittard

/s/ William H. Allen	Director	March 20, 2018
William H. Allen

/s/ David T. Bruen	Director	March 20, 2018
David T. Bruen

/s/ Sumner J. Rollings	Director	March 20, 2018
Sumner J. Rollings

/s/ Shirley Y. Bullard	Director	March 20, 2018
Shirley Y. Bullard

/s/ Larry G. Dubose	Director, Executive Vice President – model homes division	March 20, 2018
Larry G. Dubose

/s/ Kenneth W. Elsberry	Director	March 20, 2018
Kenneth W. Elsberry

/s/ Thomas E. Schwartz	Director	March 20, 2018
Thomas E. Schwartz

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Presidio Property Trust, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Presidio Property Trust, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedule in Item 15 (a), Schedule III – Real Estate and Accumulated Depreciation and Amortization (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Squar Milner LLP

We have served as the Company’s auditor since 2009.

Newport Beach, California
March 20, 2018

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016

ASSETS
Real estate assets and lease intangibles:
Land	$45,723,707	$47,190,225
Buildings and improvements	182,040,843	180,590,935
Tenant improvements	21,533,750	20,148,272
Lease intangibles	9,096,794	12,663,629
Real estate assets and lease intangibles held for investment, cost	258,395,094	260,593,061
Accumulated depreciation and amortization	(36,208,554)	(32,665,688)
Real estate assets and lease intangibles held for investment, net	222,186,540	227,927,373
Real estate assets held for sale, net	12,347,404	12,594,836
Real estate assets, net	234,533,944	240,522,209
Cash equivalents and restricted cash	8,310,575	7,387,795
Deferred leasing costs, net	1,892,066	1,920,091
Goodwill	2,423,000	2,423,000
Other assets, net	7,337,280	5,745,982
TOTAL ASSETS	$254,496,865	$257,999,077

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable held for investment, net	$154,452,779	$152,998,857
Mortgage notes payable related to real estate assets held for sale, net	5,869,958	5,887,254
Mortgage notes payable, net	$160,322,737	$158,886,111
Accounts payable and accrued liabilities	7,142,720	6,066,068
Accrued real estate taxes	3,013,993	2,318,990
Dividends payable	-	1,171,924
Below-market leases, net	1,390,372	1,698,086
Mandatorily redeemable Series B Preferred Stock, net, $0.01 par value, $1,000 liquidating preference; shares authorized: 35,000; 30,700 and 32,700 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively, net	30,584,875	32,108,268
Total liabilities	202,454,697	202,249,447

Commitments and contingencies

Equity:
Common stock series A, $0.01 par value, shares authorized: 100,000,000; 17,667,857 and 17,502,673 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	176,680	175,028
Additional paid-in capital	151,121,902	149,539,782
Dividends in excess of accumulated losses	(113,652,763)	(106,623,957)
Total stockholders' equity before noncontrolling interest	37,645,819	43,090,853
Noncontrolling interest	14,396,349	12,658,777
Total equity	52,042,168	55,749,630
TOTAL LIABILITIES AND EQUITY	$254,496,865	$257,999,077

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2017	2016
Revenues:
Rental income	$31,832,530	$31,591,870
Fee and other income	1,541,612	860,242
	33,374,142	32,452,112

Costs and expenses:
Rental operating costs	10,723,464	10,135,345
General and administrative	5,200,592	5,065,579
Depreciation and amortization	9,710,265	10,256,185
Total costs and expenses	25,634,321	25,457,109

Other income (expense):
Interest expense-Series B preferred stock	(5,084,468)	(5,970,220)
Interest expense-mortgage notes	(7,869,611)	(7,561,117)
Interest and other income	30,287	85,723
Gain on sales of real estate	2,623,469	2,186,481
Impairment of real estate assets	-	(948,053)
Acquisition costs	(72,897)	(145,040)
Income tax expense	(208,681)	(213,860)
Total other expense, net	(10,581,901)	(12,566,086)

Net loss	(2,842,080)	(5,571,083)

Less: Income attributable to noncontrolling interests	(642,336)	(241,402)

Net loss attributable to Presidio Property Trust, Inc. common stockholders	$(3,484,416)	$(5,812,485)

Basic and diluted loss per common share
Loss per common share	$(0.20)	$(0.34)
Weighted average number of common shares outstanding - basic and diluted	17,590,778	17,292,943

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

				Dividends
			Additional	In Excess of	Total	Non-
	Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance at December 31, 2015	17,202,228	$172,023	$146,712,853	$(93,821,328)	$53,063,548	$12,100,109	$65,163,657
Net loss	-	-	-	(5,812,485)	(5,812,485)	241,402	(5,571,083)
Dividends declared, paid and reinvested	250,608	2,506	2,361,881	(6,990,144)	(4,625,757)	-	(4,625,757)
Common stock repurchased	(10,625)	(106)	(54,925)	-	(55,031)	-	(55,031)
Contributions received from noncontrolling interests, net of distributions paid	-	-	-	-	-	317,266	317,266
Vesting of restricted stock	60,462	605	519,973		520,578		520,578
Balance, December 31, 2016	17,502,673	$175,028	$149,539,782	$(106,623,957)	$43,090,853	$12,658,777	$55,749,630

Net loss	-	-	-	(3,484,416)	(3,484,416)	642,336	(2,842,080)
Dividends declared, paid and reinvested	114,449	1,144	1,094,290	(3,544,390)	(2,448,956)	-	(2,448,956)
Common stock repurchased	(14,234)	(142)	(70,254)	-	(70,396)	-	(70,396)
Contributions received from noncontrolling interests, net of distributions paid	-	-	-	-	-	1,095,236	1,095,236
Vesting of restricted stock	64,969	650	558,084	-	558,734		558,734
Balance, December 31, 2017	17,667,857	$176,680	$151,121,902	$(113,652,763)	$37,645,819	$14,396,349	$52,042,168

See Notes to Consolidated Financial Statements.

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,842,080)	$(5,571,083)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,710,265	10,256,185
Stock compensation	558,734	520,578
Bad debt expense	72,147	(196)
Gain on sale of real estate assets	(2,623,469)	(2,186,481)
Impairment of real estate assets	-	948,053
Amortization of financing costs	1,090,853	1,447,021
Amortization of above-market leases	100,846	170,566
Amortization of below-market leases	(307,714)	(456,393)
Straightline rent adjustment	(624,562)	(958,853)
Changes in operating assets and liabilities:
Other assets	(1,320,978)	1,028,158
Accounts payable and accrued liabilities	1,076,653	(1,392,693)
Accrued real estate taxes	695,003	(82,780)
Net cash provided by operating activities	5,585,698	3,722,082

Cash flows from investing activities:
Real estate acquisitions	(17,560,745)	(23,667,535)
Buildings and tenant improvements	(3,621,724)	(4,150,213)
Additions to deferred leasing costs	(521,599)	(931,199)
Proceeds received from sale of real estate assets	20,613,616	9,768,417
Net cash used in investing activities	(1,090,452)	(18,980,530)

Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	13,296,750	26,081,321
Repayment of mortgage notes payable	(12,119,676)	(10,266,235)
Redemption of mandatorily redeemable preferred stock	(2,000,000)	(2,300,000)
Series B stock costs	(153,500)	-
Contributions received from noncontrolling interests in excess of distributions paid	1,095,236	317,266
Repurchase of common stock	(70,396)	(55,031)
Dividends paid to stockholders	(3,620,880)	(4,517,287)
Net cash (used in) provided by financing activities	(3,572,466)	9,260,034

Net increase (decrease) in cash equivalents and restricted cash	922,780	(5,998,414)
Cash equivalents and restricted cash - beginning of year	7,387,795	13,386,209
Cash equivalents and restricted cash - end of year	$8,310,575	$7,387,795
Supplemental disclosure of cash flow information:
Interest paid Series B preferred stock	$4,439,361	$6,250,360
Interest paid-mortgage notes payable	$7,391,172	$7,244,413
Non-cash investing and financing activities:
Reinvestment of cash dividends	$1,095,434	$2,364,387
Accrual of dividends payable	$-	$1,171,924

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization. Presidio Property Trust, Inc. (“we”, “our”, “us” or the “Company”) is a self-managed real estate investment trust (“REIT”). We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” Through Presidio Property Trust, Inc., its subsidiaries and its partnerships, we own 20 properties in fee interest and have partial interests in two properties through our investments in limited partnerships for which we serve as the general partner.

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

The Company has determined that the entities described above, where it owns less than 100%, should be included in the Company’s consolidated financial statements as the Company directs their activities and holds a non-controlling interest in these limited partnerships through Presidio Property Trust, the Parent Company.

Unit-based information used herein (such as references to square footage or property occupancy rates) is unaudited.

Segments. The Company acquires and operates income producing properties in three business segments including Office/Industrial Properties, Model Home Properties and Retail Properties. See Note 13 “Segments”.

Customer Concentration. Concentration of credit risk with respect to accounts receivable is limited due to the large number of tenants comprising the Company’s rental revenue. No single tenant accounted for 5% or more of total rental income for the years ended December 31, 2017 and 2016.

2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codication (“ASC”).

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Presidio Property Trust and its subsidiaries, NetREIT Advisors, LLC and Dubose Advisors LLC (collectively, the “Advisors”), and NetREIT Dubose Model Home REIT, Inc. The consolidated financial statements also include the results of the NetREIT Partnerships, the Model Home Partnerships.  As used herein, references to the “Company” include references to Presidio Property Trust, its subsidiaries, and the Partnerships. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company classifies the noncontrolling interests in the NetREIT Partnerships as part of consolidated net loss in 2017 and 2016, and includes the accumulated amount of noncontrolling interests as part of equity since inception in February 2010. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interest will be remeasured, with the gain or loss reported in the statement of operations. Management has evaluated the noncontrolling interests and determined that they do not contain any redemption features.

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

The value allocable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net increase in rental income of approximately $207,000 and $286,000 for the years ended December 31, 2017 and 2016, respectively.

The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $929,000 and $1,224,000 for years ended December 31, 2017 and 2016, respectively.

Impairment of Real Estate Assets. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. During the year ended December 31, 2016, the Company determined that an impairment existed in two of its properties (Rangewood and World Plaza) and, as a result, recorded an asset impairment charge of $948,000.  There were no impairments during the year ended December 31, 2017.

Intangible Assets.  Intangible assets, including goodwill and lease intangibles, are comprised of finite-lived and indefinite-lived assets. Lease intangibles represents the allocation of a portion of the purchase price of a property acquisition representing the estimated value of in-place leases, unamortized lease origination costs, tenant relationships and land purchase options. Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. Indefinite-lived assets are not amortized. Amortization expense of intangible assets that are not deemed to have an indefinite useful life was approximately $590,000 and $754,000, respectively, for the years ended December 31, 2017 and 2016 and is included in depreciation and amortization in the accompanying consolidated statements of operation.

The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed to exist at December 31, 2017 and 2016.

Depreciation and Amortization. The Company records depreciation and amortization expense using the straight-line method over the useful lives of the respective assets. The cost of buildings are depreciated over estimated useful lives of 39 years, the costs of improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease (which range from 1 to 10 years), the costs associated with acquired tenant intangibles over the remaining lease term and the cost of furniture, fixtures and equipment are depreciated over 4 to 5 years. Depreciation expense for the years ended December 31, 2017 and 2016 was approximately $9.7 million and $10.3 million, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations.

Cash Equivalents and Restricted Cash. The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At December 31, 2017, the Company had approximately $1.1 million in deposits in financial institutions that exceeded the federally insurable limits. Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are for payment of property taxes, insurance, leasing costs and capital expenditures.

Tenant Receivables. The Company periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company maintains an allowance for deferred rent receivable that arises from straight-lining of rents. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates. At December 31, 2017 and 2016, the balance of allowance for possible uncollectible tenant receivables included in other assets, net in the accompanying consolidated balance sheets was approximately $26,000 and $26,000, respectively.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At December 31, 2017 and 2016, the Company had net deferred leasing costs of approximately $1,892,000 and $1,920,000, respectively. Total amortization expense for the years ended December 31, 2017 and 2016 was approximately $550,000 and $494,000, respectively.

Deferred Financing Costs. Costs incurred, including legal fees, origination fees, and administrative fees, in connection with debt financing are capitalized as deferred financing costs and are amortized using the effective interest method, over the contractual term of the respective loans. At December 31, 2017 and 2016, unamortized deferred financing costs related to mortgage notes payable were approximately $1,683,000 and $1,942,000, respectively, and unamortized deferred financing costs associated with the Series B preferred stock costs were approximately $115,000 and $592,000, respectively. For the years ended December 31, 2017 and 2016, total amortization expense related to the mortgage notes payable deferred financing costs was approximately $461,000 and $433,000, respectively, and total amortization expense related to the Series B preferred stock costs was approximately $630,000 and $1,014,000, respectively.  Amortization of deferred financing costs are included in interest expense in the accompanying consolidated statements of operations.

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

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. Cash equivalents, mortgage notes receivable, accounts receivable and payables and accrued liabilities all approximate fair value due to their short term nature. During the year ended December 31, 2016, the Company measured the fair value of two of its real estate properties on a nonrecurring basis using Level 3 inputs. The Company estimated the fair value for these impaired real estate assets held for investment based on an estimated sales price, less estimated costs to sell.  Management believes that the recorded and fair values of notes payable are approximately the carrying value of December 31, 2017 and 2016.

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

Certain of the Company’s leases currently contain rental increases at specified intervals. The Company records as an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying consolidated balance sheets includes the cumulative difference between rental revenue recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, Management determines to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews material deferred rent receivable and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an increase in the allowance for uncollectible accounts, the Company records a direct write-off of the specific rent receivable. No such reserves related to deferred rent receivables have been recorded as of December 31, 2017 and 2016.

Loss per Common Share. Basic loss per common share (Basic EPS) is computed by dividing net loss available to common shareholders (Numerator) by the weighted average number of common shares outstanding (Denominator) during the period. Diluted loss per common share (Diluted EPS) is similar to the computation of Basic EPS except that the Denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the Numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net earnings per share

Basic and diluted net loss per share are equivalent because the Company has incurred a net loss in all periods presented causing any potentially dilutive securities to be anti-dilutive. Dilutive securities include non-vested restricted shares issued under the Company’s share-based incentive plan, shares issuable under certain of the Company’s partnership arrangements and shares issuable under stock purchase warrants. The calculation of net loss per share excludes dilutive securities totaling 656,758 and 643,510 shares for the years ended December 31, 2017 and 2016, respectively.

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

Recently Issued Accounting Pronouncements.  In August 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The pronouncement was issued to simplify the on-going assessment of hedge effectiveness and increase transparency related to hedge accounting. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of ASU No. 2017-12 to have a significant impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations. This pronouncement clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted for transactions that have not been reported in previously issued financial statements.  The Company does not expect the adoption of ASU No. 2017-01 to have a significant impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. This pronouncement requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The pronouncement also requires a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. The company adopted this ASU effective December 31, 2017. The adoption of this ASU impacted the presentation of cash flows with inclusion of restricted cash flows for each of the presented periods. As of December 31, 2017 and December 31, 2016, we had $4.5 million and $4.3 million of restricted cash, respectively, included with cash equivalents on our consolidated balance sheets.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation – Stock Compensation.  This pronouncement simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted this ASU effective January 1, 2017 and the adoption did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016 -02 changes the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company does not expect the adoption of ASU No. 2016-02 to have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  In addition, the standard provided guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers upon transfer of control. ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which deferred the effective date of ASU No. 2014-09 by one year. Early adoption is permitted after December 31, 2016. The Company elected to adopt the standard using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the Company’s adoption, January 1, 2018. Under the modified retrospective approach, an entity may also elect to apply this standard to either (i) all contracts as of January 1, 2018 or (ii) only to contracts that are not completed as of January 1, 2018. A completed contract is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP that was in effect before the date of initial application. The Company elected to apply this standard only to contracts that are not completed as of January 1, 2018.

The primary source of revenue for the Company is generated through leasing arrangements and common area maintenance reimbursements, which are excluded from this standard. After adopting the ASU 2016-02, Leases, as of January 1, 2019, the common area maintenance reimbursements will be applicable to the ASU 2014-09 standard and will be assessed for impact before then.  Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, revenue that may be impacted by the new standard includes sales of real estate.

The Company evaluated all of its real estate sales contracts through December 31, 2017 and determined they qualified as sales to noncustomers. The gains on sales of real estate for the 26 properties sold through December 31, 2017 were recognized on the full accrual method based on the existing accounting standards and were determined to be completed contracts as of January 1, 2018, therefore the adoption of the ASU No. 2014-09 did not have an impact on the Company’s real estate sale contracts. The Company is currently evaluating the impact of this adoption, if any, on future recognition of gains on property sales.

3.  RECENT REAL ESTATE TRANSACTIONS

During the year ended December 31, 2017, the Company acquired forty-seven Model Home properties and leased them back to the home builders. The purchase price for the properties totaled $17.6 million. The Company allocated the purchase price of the properties acquired during 2017 as follows:

		Buildings	Total
	Land	and Other	Purchase Price
Model Homes Properties	$2,980,108	$14,580,637	$17,560,745
	$2,980,108	$14,580,637	$17,560,745

During the year ended December 31, 2017, The Company disposed of real estate assets with a net carrying value of $17,978,957 and recorded a gain on sale of $2,623,469.

4.  REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, retail, and NNN leased model home properties located primarily in Southern California and Colorado, with four properties located in North Dakota. Our model home properties are located in ten states. As of December 31, 2017, the Company owned or had an equity interest in:

•	Fifteen office buildings and two industrial buildings (“Office/Industrial Properties”) which total approximately 1,463,390 rentable square feet,
•	Five retail shopping centers (“Retail Properties”) which total approximately 228,260 rentable square feet,
•	One hundred thirty-two model homes owned by our affiliated limited partnerships and one limited liability company (“Model Home Properties”).

The Company’s real estate assets consisted of the following as of December 31, 2017 and 2016:

			Real estate assets, net (in thousands)
Property Name	Acquired	Location	2017	2016
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	11,434	11,656
World Plaza (1)	September 2007	San Bernardino, California	5,743	5,750
Regatta Square	October 2007	Denver, Colorado	-	1,836
Executive Office Park	July 2008	Colorado Springs, Colorado	8,076	8,125
Waterman Plaza	August 2008	San Bernardino, California	5,624	5,753
Pacific Oaks Plaza	September 2008	Escondido, California	4,040	4,146
Morena Office Center	January 2009	San Diego, California	4,870	5,079
Rangewood Medical Office Building	March 2009	Colorado Springs, Colorado	-	2,054
Genesis Plaza	August 2010	San Diego, California	8,609	8,670
Dakota Center	May 2011	Fargo, North Dakota	9,635	10,148
Yucca Valley Retail Center (1)	September 2011	Yucca Valley, California	6,605	6,738
Port of San Diego Complex	December 2011	San Diego, California	13,888	14,153
Shoreline Medical Building	May 2012	Half Moon Bay, California	-	5,821
The Presidio	November 2012	Aurora, Colorado	6,415	6,609
Grand Pacific Center	March 2014	Bismarck, ND	5,854	5,392
Union Terrace Building	August 2014	Lakewood, Colorado	8,287	8,276
Centennial Tech Center	December 2014	Colorado Springs, Colorado	13,431	14,157
Arapahoe Service Center	December 2014	Centennial, Colorado	10,638	11,207
Union Town Center	December 2014	Colorado Springs, Colorado	10,209	10,544
West Fargo Industrial	August 2015	Fargo, North Dakota	7,455	7,632
300 N.P.	August 2015	Fargo, North Dakota	3,636	3,751
Research Parkway	August 2015	Colorado Springs, Colorado	2,686	2,776
One Park Centre	August 2015	Westminster, Colorado	8,514	8,515
Highland Court	August 2015	Centennial, Colorado	12,287	12,511
Shea Center II	December 2015	Highlands Ranch, Colorado	23,352	24,409
Office/Industrial and Retail Properties			191,288	205,708
Model Home Properties	2011-2017	AZ, CA, FL, IL, NC, NJ, PA, SC, TX, UT	43,246	34,814
	Total real estate assets and lease intangibles held for investment, net		$234,534	$240,522

(1)	Properties held for sale as of December 31, 2017.

The Company’s commercial properties are leased to tenants under non-cancelable operating leases for which terms and expirations vary.  Future minimum rental revenues under existing leases on Office/Industrial and Retail Properties as of December 31, 2017 are expected to be as follows:

2018	$4,152,902
2019	3,024,939
2020	4,038,939
2021	3,639,270
2022	3,274,748
Thereafter	2,847,435
Totals	$20,978,233

The Company generally rents Model Home Properties to homebuilders under non-cancelable lease agreements with a term of eighteen months with an option to extend in six month increments. Future minimum rental revenues under existing leases on Model Home Properties as of December 31, 2017 are expected to be as follows:

2018	$2,374,680
2019	1,348,776
$3,723,456

5.  LEASE INTANGIBLES

Lease intangibles consist of the following:

	December 31, 2017			December 31, 2016
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$4,958,477	$(2,899,042)	$2,059,435	$6,180,817	$(3,156,194)	$3,024,623
Leasing costs	3,628,080	(1,990,154)	1,637,926	$4,632,619	$(2,339,434)	2,293,185
Above-market leases	510,237	(293,146)	217,091	1,850,193	(1,538,348)	311,845
	$9,096,794	$(5,182,342)	$3,914,452	$12,663,629	$(7,033,976)	$5,629,653

The net value of acquired intangible liabilities was $1,390,372 and $1,698,086 relating to below-market leases as of December 31, 2017 and December 31, 2016, respectively.

Aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

Years ending December 31:
2018	$1,103,919
2019	885,806
2020	697,113
2021	497,459
2022	369,255
Thereafter	360,900
Total	$3,914,452

The weighted average amortization period for the intangible assets as of December 31, 2017 was approximately 3.1 years. Lease intangible assets are amortized over the term of the related lease and included as a reduction of rental income in the statement of income.

6. OTHER ASSETS

Other assets consist of the following:

	December 31,	December 31,
	2017	2016
Deferred rent receivable	$3,227,700	$2,950,034
Prepaid expenses, deposits and other	1,410,363	564,983
Accounts receivable, net	1,108,110	558,959
Raw land	900,000	900,000
Other intangibles, net	374,733	455,632
Notes receivable	316,374	316,374
Total other assets	$7,337,280	$5,745,982

7.  MORTGAGE NOTES PAYABLE

Mortgage notes payable consisted of the following:

		Principal as of
		December 31,	December 31,	Loan	Interest
Mortgage note property	Notes	2017	2016	Type	Rate (1)	Maturity
Rangewood Medical Office Building		$-	$958,106	Fixed	4.95%	1/1/2019
Regatta Square		-	1,150,566	Fixed	4.95%	1/1/2019
Port of San Diego Complex		9,575,508	9,852,456	Fixed	4.75%	3/5/2020
Garden Gateway Plaza		6,445,300	6,626,739	Fixed	5.00%	4/5/2020
West Fargo Industrial		4,365,449	4,434,655	Fixed	4.79%	8/4/2020
Morena Office Center		2,156,479	2,224,839	Fixed	4.30%	6/1/2021
Waterman Plaza		3,850,365	3,939,037	Fixed	4.25%	4/29/2021
Pacific Oaks Plaza		1,466,351	1,512,640	Fixed	4.30%	6/1/2021
Shoreline Medical Building		-	3,602,238	Fixed	5.10%	6/1/2022
300 N.P.		2,380,703	-	Fixed	4.95%	6/11/2022
Highland Court		6,695,541	6,829,348	Fixed	3.82%	8/28/2022
Dakota Buildings		10,492,904	10,677,761	Fixed	4.74%	7/6/2024
Union Terrace Building		6,454,448	6,558,704	Fixed	4.50%	9/5/2024
The Presidio		6,000,000	6,000,000	Fixed	4.54%	12/1/2024
Centennial Tech Center		9,908,235	10,077,242	Fixed	4.34%	1/5/2025
Research Parkway		1,909,012	1,956,154	Fixed	3.94%	1/5/2025
Arapahoe Service Center		8,364,088	8,500,000	Fixed	4.34%	1/5/2025
Union Town Center		8,440,000	8,440,000	Fixed	4.28%	1/5/2025
Yucca Valley Retail Center	(2)	6,000,000	6,000,000	Fixed	4.30%	4/11/2025
Executive Office Park	(3)	4,151,161	4,231,842	Fixed	5.80%	7/1/2025
Genesis Plaza		6,500,000	6,610,000	Fixed	4.65%	8/25/2025
One Park Centre		6,610,000	6,500,000	Fixed	4.77%	9/5/2025
Shea Center II		17,727,500	17,727,500	Fixed	4.92%	1/5/2026
Grand Pacific Center	(4)	4,057,752	4,158,998	Fixed	4.02%	8/1/2037
Office/Industrial and Retail Properties		133,550,796	138,568,825
Model Home Properties		28,454,883	22,259,779	Fixed	(5)	2018-2020
Mortgage Notes Payable		$162,005,679	$160,828,604
Unamortized loan costs		(1,682,942)	(1,942,493)
Mortgage Notes Payable held for investment, net		$160,322,737	$158,886,111

(1)	Interest rates as of December 31, 2017.
(2)	Property held for sale as of December 31, 2017.
(3)	Interest rate is subject to reset on July 1, 2018.
(4)	Interest rate is subject to reset on September 1, 2023
(5)	Each Model Home has a standalone mortgage note at interest rates ranging from 3.8% to 5.5% (at December 31, 2017).

The Company is in compliance with all conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable are as follows:

	Office/Industrial and Retail	Model Home Properties	Principal
Years ending December 31:	Notes Payable	Notes Payable	Payments
2018	$1,933,700	$1,266,759	$3,200,459
2019	2,288,924	15,669,164	17,958,088
2020	21,158,443	11,518,960	32,677,403
2021	14,491,885	-	14,491,885
2022	10,137,352	-	10,137,352
Thereafter	83,540,493	-	83,540,493
Total	$133,550,796	$28,454,883	$162,005,679

8.  SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK

In August 2014, the Company entered into a private placement offering of $40 million of its mandatorily redeemable Series B Preferred Stock. The financing, was to be funded in installments and planned to be completed no later than the one year anniversary of the initial investment. The funds were used for Series B Preferred investor approved property acquisitions.  Certain specified management decisions were approved in advance by the Series B Preferred investor. Upon the occurrence of an event of default, the Preferred Stock investor has certain additional rights. As of December 31, 2017, the Company had issued 30,700 shares of its Series B Preferred Stock outstanding. The Company terminated the offering on December 24, 2015.  The Company has classified the Series B Preferred Stock as a liability in accordance with ASC Topic No. 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the accompanying consolidated statements of operations.

The Series B preferred stock has a $0.01 par value and a $1,000 liquidation preference. The Series B preferred stock shall be redeemed through a cash payment of the face value of the shares outstanding at redemption. The preferred return on the funds invested is 14%.  The Series B Preferred Stock was scheduled to be redeemed on August 1, 2017; however, the Company had two one year options to extend the redemption date. On June 30, 2017, the Company exercised its option to extend the redemption date to August 1, 2019 and paid an extension fee of $153,500.  The Company incurred approximately $3.1 million in legal and underwriting costs related to this transaction. These costs have been recorded as deferred financing costs on the accompanying consolidated balance sheets and are being amortized over the term of the agreement using the effective interest method. Amortization expense totaling approximately $630,000 and $1,014,000 was included in interest expense for the years ended December 31, 2017 and 2016, respectively, in the accompanying consolidated statement of operations.  The unamortized deferred stock costs totaled $115,000 and $592,000 as of December 31, 2017 and 2016, respectively.

During the year ended December 31, 2016, the Company redeemed 2,300 shares of its Series B preferred stock for $2.3 million. During the year ended December 31, 2017, the Company redeemed 2,000 shares of its Series B preferred stock for $2.0 million As of December 31, 2017, the remaining outstanding number of Series B preferred shares was 30,700.

9.  COMMITMENTS AND CONTINGENCIES

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

Cash Dividends. For the years ended December 31, 2017 and 2016, the Company paid cash dividends, net of reinvested stock dividends, of $3,621,000, and $4,517,000, respectively, or at a rate of $0.40 per share on an annualized basis. The Company suspended the third and fourth quarter dividends.

Dividend Reinvestment Plan. The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends or other distributions otherwise distributable to them invested in additional shares of Company common stock. The Company has registered 3,000,000 shares of common stock pursuant to the dividend reinvestment plan. The dividend reinvestment plan became effective on January 23, 2012. The purchase price per share is 95% of the price the Company was formerly selling its shares for $10.00 per share. No sales commission or dealer manager fee will be paid on shares sold through the dividend reinvestment plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all Participants at least thirty (30) days prior to such record date. As of December 31, 2017, approximately $17,424,399 or 1,834,147 shares of common stock have been issued under the dividend reinvestment plan to date.

11.  SHARE-BASED INCENTIVE PLAN

The Company maintains a restricted stock incentive plan for the purpose of attracting and retaining officers, key employees and non-employee board members. Share awards vest in equal annual installments over a three to ten year period from date of issuance. Non-vested shares have voting rights and are eligible for any dividends paid to common shares. The Company recognized compensation cost for these fixed awards over the service vesting period, which represents the requisite service period, using the straight-line method. The value of non-vested shares was calculated based on the offering price of the shares in the most recent private placement offering of $10.00, adjusted for stock dividends since granted and assumed selling costs (currently $8.60), which management believes approximates fair market value as of the date of grant.

A summary of the activity for the Company’s restricted shares was as follows:

Outstanding shares:	Common Shares

Balance at December 31, 2016	148,879
Granted	81,550
Forfeited	(3,333)
Vested	(64,969)
Balance at December 31, 2017	162,127

The non-vested restricted shares outstanding as of December 31, 2017 will vest over the next one to ten years.

The value of non-vested restricted stock granted for the years ended December 31, 2017 and 2016 was approximately $1,390,000 and $1,280,000, respectively.

Share-based compensation expense for the years ended December 31, 2017 and 2016 was approximately $559,000 and $520,000, respectively.

12.  RELATED PARTY TRANSACTIONS

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to an entity 100% owned by the Company’s Chairman and Chief Executive Officer and another related party.  Total rents charged and paid by this affiliate was approximately $36,000 and $36,000 for the years ended December 31, 2017 and 2016, respectively.

13.  SEGMENTS

The Company’s reportable segments consist of the three types of commercial real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results: Office/Industrial Properties, Model Homes and Retail Properties. The Company also has certain corporate level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.  The accounting policies of the reportable segments are the same as those described in Note 2.  There is no significant intersegment activity.

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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the years ended December 31, 2017 and 2016, respectively.

	For the Year Ended December 31,
	2017	2016
Office/Industrial Properties:
Rental income	$25,442,638	$25,564,763
Property and related expenses	(9,284,091)	(8,747,722)
Net operating income, as defined	16,158,547	16,817,041
Model Home Properties:
Rental income	3,899,570	2,278,832
Property and related expenses	(154,206)	(113,187)
Net operating income, as defined	3,745,364	2,165,645
Retail Properties:
Rental income	4,334,047	4,608,517
Property and related expenses	(1,305,702)	(1,274,436)
Net operating income, as defined	3,028,345	3,334,081
Reconciliation to net loss:
Total net operating income, as defined, for reportable segments	22,932,256	22,316,767
General and administrative expenses	(5,482,170)	(5,065,579)
Depreciation and amortization	(9,710,265)	(10,256,185)
Interest expense	(12,954,079)	(13,531,337)
Interest income	30,287	85,723
Gain on sale of real estate	2,623,469	2,186,481
Acquisition costs	(72,897)	(145,040)
Income taxes	(208,681)	(213,860)
Impairment of real estate	-	(948,053)
Net loss	$(2,842,080)	$(5,571,083)

	December 31,	December 31,
Assets by Reportable Segment:	2017	2016

Office/Industrial Properties:
Land, buildings and improvements, net (1)	$160,422,468	$172,309,537
Total assets (2)	$163,041,049	$175,689,722
Model Home Properties:
Land, buildings and improvements, net (1)	$43,245,832	$34,813,680
Total assets (2)	$44,782,943	$35,960,179
Retail Properties:
Land, buildings and improvements, net (1)	$30,865,644	$33,398,992
Total assets (2)	$32,534,890	$35,320,092
Reconciliation to Total Assets:
Total assets for reportable segments	$240,358,882	$246,969,993
Other unallocated assets:
Cash and cash equivalents	8,310,575	7,387,795
Other assets, net	5,827,408	3,641,289
Total Assets	$254,496,865	$257,999,077

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.
(2)	Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

Capital Expenditures by Reportable Segment
	For the Year Ended December 31,
	2017	2016
Office/Industrial Properties:
Acquisition of operating properties	$-	$-
Capital expenditures and tenant improvements	3,418,722	4,092,875

Model Home Properties:
Acquisition of operating properties	17,560,745	23,667,535

Retail Properties:
Acquisition of retail properties	-	-
Capital expenditures and tenant improvements	203,002	57,338

Totals:
Acquisition of operating properties, net	17,560,745	23,667,535
Capital expenditures and tenant improvements	3,621,724	4,150,213
Total real estate investments	$21,182,469	$27,817,748

Presidio Property Trust, Inc. and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation and Amortization – as of December 31, 2017

All amounts are in thousands		Initial Cost				Total Cost			(1)
Property Name/ Location	Encumbrances	Land Cost	Building and Improvements	Acquisition Price	Capitalized Improvements	Land Cost	Building & Improvements	Total Cost	Accumulated Depreciation	Reserve for Impairment	NBV Real Estate	Date Acquired	Year Built/ Renovated
Garden Gateway, CO Springs, CO	6,445	3,035	12,091	15,126	1,347	3,035	13,438	16,473	5,039	—	11,434	03/07	1982/2006
Executive Park, CO Springs, CO	6,000	1,266	8,815	10,081	399	1,266	9,214	10,480	2,404	—	8,076	07/08	2000
Pacific Oaks Plaza, Escondido, CA	1,466	980	3,868	4,848	170	980	4,038	5,018	978	—	4,040	09/08	2005
Morena Center, San Diego, CA	2,156	1,333	5,203	6,536	603	1,333	5,806	7,139	1,769	500	4,870	01/09	1985
Genesis Plaza, San Diego, CA	4,151	1,400	8,600	10,000	898	1,400	9,498	10,898	2,289	—	8,609	08/10	1989
Dakota Center, Fargo, ND	6,696	832	8,743	9,575	2,330	832	11,073	11,905	2,270	—	9,635	05/11	1982
Port of San Diego Complex, SD, CA	9,576	9,613	4,887	14,500	447	9,655	5,292	14,947	1,059	—	13,888	12/11	1971/2008
The Presidio, CO Springs, CO	6,454	1,325	5,950	7,275	977	1,325	6,927	8,252	1,837	—	6,415	11/12	1985
Grand Pacific Center, Bismarck, ND	17,728	413	4,926	5,339	1,529	413	6,455	6,868	1,014	—	5,854	03/14	1976
Union Terrace, Lakewood, CO	10,493	1,717	7,708	9,425	1,102	1,717	8,810	10,527	2,240	—	8,287	08/14	1982
Centennial Tech Center, CO	6,000	2,025	13,475	15,500	251	2,025	13,726	15,751	2,320	—	13,431	12/14	1999
Arapahoe Service Center, CO Springs	1,909	1,420	10,430	11,850	489	1,420	10,919	12,339	1,701	—	10,638	12/14	2000
West Fargo Industrial	4,365	1,693	6,207	7,900	168	1,693	6,375	8,068	613	—	7,455	08/15	1998/2005
300 N.P.	4,058	135	3,715	3,850	149	135	3,864	3,999	363	—	3,636	08/15	1922
Highland Court	2,381	3,608	9,442	13,050	1,127	3,608	10,569	14,177	1,890	—	12,287	08/15	1984
One Park Centre	6,500	1,206	7,944	9,150	568	1,206	8,512	9,718	1,204	—	8,514	08/15	1983
Shea Center II	6,610	2,214	23,747	25,961	567	2,214	24,314	26,528	3,176	—	23,352	12/15	2000
Total Office/ Industrial properties	$102,988	$34,215	$145,751	$179,966	$13,121	$34,257	$158,830	$193,087	$32,166	$500	$160,421

World Plaza , San Bernardino, CA	—	1,698	6,232	7,930	702	1,698	6,934	8,535	2,092	700	5,743	09/07	1974
Waterman Plaza, San Bernardino, CA	3,850	2,350	4,814	7,164	66	2,380	4,880	7,263	1,339	300	5,624	08/08	2008
Yucca Retail Ctr, Yucca Valley, CA	8,440	2,386	5,175	7,561	749	2,386	5,924	8,316	1,711	—	6,605	9/11, 5/12	1978
Union Town Center, CO Springs, CO	8,364	1,750	9,462	11,212	152	1,750	9,614	11,396	1,187	—	10,209	12/14	2003
Research	9,908	408	2,442	2,850	58	408	2,500	2,916	230	—	2,686	8/15/2016	2003
Total Retail properties	$30,563	$8,592	$28,125	$36,717	$1,727	$8,622	$29,852	$38,426	$6,559	$1,000	$30,867

Model Homes -NDMHR, LP	7,369	2,002	10,508	12,510	—	2,002	10,508	12,510	487	—	12,023	2010-2016	2010-2016
Model Homes-DMH LP #202	4,331	1,097	5,838	6,935	—	1,097	5,838	6,935	236	—	6,699	2014-2016	2014-2016
Model Homes-DMH LP #203	9,162	2,103	11,455	13,558		2,103	11,455	13,558	267		13,291	2016	2016
Model Homes-NTMH LLC	7,593	1,752	9,778	11,530	—	1,752	9,778	11,530	297	—	11,233	2016	2016
Total Model Home properties	28,455	6,954	37,579	44,533	—	6,954	37,579	44,533	1,287	—	43,246
											—
CONSOLIDATED TOTALS:	$162,006	$49,761	$211,455	$261,216	$14,848	$49,833	$226,261	$276,046	$40,012	$1,500	$234,534

(1) Depreciation is computed on a straight-line basis using useful lives up to 39 years.

Presidio Property Trust, Inc. and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation and Amortization (continued) – as of December 31, 2017

	For the Year Ended December 31,
	2017	2016
Real estate
Balance at the beginning of the year	$276,833,694	$261,047,651
Acquisitions	17,560,745	23,667,535
Improvements	3,616,140	4,150,213
Impairments	-	(948,053)
Dispositions of real estate	(23,464,380)	(11,083,652)
Balance at the end of the year	$274,546,199	$276,833,694
Accumulated depreciation and amortization
Balance at the beginning of the year	$(36,311,485)	$(29,961,472)
Depreciation and amortization expense	(9,186,190)	(9,750,765)
Dispositions of real estate	5,485,420	3,400,752
Balance at the end of the year	$(40,012,255)	$(36,311,485)