Form 10-Q
period 2018-03-31
Presidio Property Trust, Inc.
filed 2018-05-11
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

At May 11, 2018, registrant had issued and outstanding 17,667,857 shares of its common stock, $0.01 par value.

CAUTIONARY STATEMENTS

This report contains “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report and in our other filings with the Securities and Exchange Commission (the “SEC”). Forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, financial condition, liquidity, capital resources, cash flows, results of operations and other financial and operating information. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “should,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Important factors that may cause actual results to differ from projections include, but are not limited to:

•	adverse economic conditions in the real estate market;

•	adverse changes in the real estate financing markets;

•	our inability to raise sufficient additional capital to continue to expand our real estate investment portfolio and pay dividends to our stockholders;

•	unexpected costs, lower than expected rents and revenues from our properties, and/or increases in our operating costs;

•	inability to attract or retain qualified personnel, including real estate management personnel;

•	adverse results of any legal proceedings;

•	changes in local, regional and national economic conditions;

•	our inability to compete effectively;

•	our inability to collect rent from tenants or renew tenants’ leases;

•	defaults on or non-renewal of leases by tenants;

•	increased interest rates and operating costs;

•	decreased rental rates or increased vacancy rates;

•	changes in the availability of additional acquisition opportunities;

•	our inability to successfully complete real estate acquisitions;

•	our failure to successfully operate acquired properties and operations;

•	changes in our business strategy;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	our failure or inability to implement the recapitalization;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to qualify and maintain our status as a REIT;

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements;

•	financial market fluctuations;

•	changes in real estate and zoning laws and increases in real property tax rates; and

•	additional factors discussed in our filings with the SEC.

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$46,856,180	$45,723,707
Buildings and improvements	187,777,412	182,040,843
Tenant improvements	22,317,577	21,533,750
Lease intangibles	9,055,939	9,096,794
Real estate assets and lease intangibles held for investment, cost	266,007,108	258,395,094
Accumulated depreciation and amortization	(38,325,767)	(36,208,554)
Real estate assets and lease intangibles held for investment, net	227,681,341	222,186,540
Real estate assets held for sale, net	12,375,099	12,347,404
Real estate assets, net	240,056,440	234,533,944
Cash equivalents and restricted cash	6,101,402	8,310,575
Deferred leasing costs, net	1,906,208	1,892,066
Goodwill	2,423,000	2,423,000
Other assets, net	6,895,660	7,337,280
TOTAL ASSETS	$257,382,710	$254,496,865

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable held for investment, net	$158,209,676	$154,452,779
Mortgage notes payable related to properties held for sale, net	5,886,760	5,869,958
Mortgage notes payable, net	164,096,436	160,322,737
Accounts payable and accrued liabilities	7,214,385	7,142,720
Accrued real estate taxes	2,232,201	3,013,993
Below-market leases, net	1,326,780	1,390,372
Mandatorily redeemable Series B Preferred Stock, net, $0.01 par value, $1,000 liquidating preference; shares authorized: 35,000; 30,700 and 30,700 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively, net	30,604,062	30,584,875
Total liabilities	205,473,864	202,454,697

Commitments and contingencies

Equity:
Series A Common Stock, $0.01 par value, shares authorized: 100,000,000; 17,667,857 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	176,680	176,680
Additional paid-in capital	151,121,902	151,121,902
Dividends and accumulated losses	(114,970,954)	(113,652,763)
Total stockholders' equity before noncontrolling interest	36,327,628	37,645,819
Noncontrolling interest	15,581,218	14,396,349
Total equity	51,908,846	52,042,168
TOTAL LIABILITIES AND EQUITY	$257,382,710	$254,496,865

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$7,946,106	$8,014,633
Fee and other income	278,728	231,894
Total revenue	8,224,834	8,246,527

Costs and expenses:
Rental operating costs	2,649,909	2,637,103
General and administrative	1,333,465	1,257,211
Depreciation and amortization	2,339,044	2,503,516
Total costs and expenses	6,322,418	6,397,830

Other income (expense):
Interest expense-Series B preferred stock	(1,093,687)	(1,405,600)
Interest expense-mortgage notes	(1,983,289)	(1,910,596)
Interest and other expense, net	(18,291)	9,268
Gain on sales of real estate, net	74,213	541,462
Income tax expense	(32,423)	(27,416)
Total other expense, net	(3,053,477)	(2,792,882)

Net loss	(1,151,061)	(944,185)

Less: Income attributable to noncontrolling interests	(167,130)	(69,515)

Net loss attributable to Presidio Property Trust, Inc. common stockholders	$(1,318,191)	$(1,013,700)

Basic and diluted loss per common share	$(0.07)	$(0.06)
Weighted average number of common shares outstanding - basic and diluted	17,667,857	17,353,033

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

For the Three Months Ended March 31, 2018

(Unaudited)

			Additional	Dividends and	Total	Non-
	Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2017	17,667,857	$176,680	$151,121,902	$(113,652,763)	$37,645,819	$14,396,349	$52,042,168
Net (loss) income	-	-	-	(1,318,191)	(1,318,191)	167,130	(1,151,061)
Contributions from noncontrolling interests, net of distributions paid	-	-	-	-	-	1,017,739	1,017,739
Balance, March 31, 2018	17,667,857	$176,680	$151,121,902	$(114,970,954)	$36,327,628	$15,581,218	$51,908,846

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss	$(1,151,061)	$(944,185)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,339,044	2,503,516
Stock compensation	171,840	136,920
Bad debt expense	1,919	49,388
Gain on sale of real estate assets, net	(74,213)	(541,462)
Amortization of financing costs	136,170	371,248
Amortization of above-market leases	21,480	30,841
Amortization of below-market leases	(63,592)	(85,455)
Straight-line rent adjustment	(112,556)	(170,978)
Changes in operating assets and liabilities:
Other assets	348,615	545,484
Accounts payable and accrued liabilities	(100,175)	(69,117)
Accrued real estate taxes	(781,793)	(618,885)
Net cash provided by operating activities	735,678	1,207,315
Cash flows from investing activities:
Real estate acquisitions	(7,284,141)	-
Additions to buildings and tenant improvements	(1,204,778)	(963,445)
Additions to deferred leasing costs	(167,412)	(18,865)
Proceeds from sales of real estate	853,608	5,218,976
Net cash (used in) provided by investing activities	(7,802,723)	4,236,666
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	5,091,811	-
Repayment of mortgage notes payable	(1,251,678)	(3,229,748)
Redemption of mandatorily redeemable preferred stock	-	(1,000,000)
Contributions from noncontrolling interests net of distributions paid	1,017,739	606,303
Repurchase of common stock	-	(13,755)
Dividends paid to stockholders	-	(1,171,981)
Net cash provided by (used in) financing activities	4,857,872	(4,809,181)

Net (decrease) increase in cash equivalents and restricted cash	(2,209,173)	634,800
Cash equivalents and restricted cash - beginning of period	8,310,575	6,626,423
Cash equivalents and restricted cash - end of period	$6,101,402	$7,261,223
Supplemental disclosure of cash flow information:
Interest paid Series B preferred stock	$1,074,500	$1,405,600
Interest paid-mortgage notes payable	$1,857,578	$1,908,791
Non-cash investing and financing activities:
Reinvestment of cash dividends	$-	$570,680
Accrual of dividends payable	$-	$1,198,631

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2018

1. ORGANIZATION

Organization. Presidio Property Trust, Inc. (“we”, “our”, “us” or the “Company”) is a self-managed real estate investment trust (“REIT”). We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” The Company’s portfolio includes the following properties:

•	Fifteen office buildings and two industrial properties (“Office/Industrial Properties”) which total approximately 1,463,390 rentable square feet,
•	Five retail shopping centers (“Retail Properties”) which total approximately 228,260 rentable square feet, and
•	One hundred forty-nine Model Homes owned by four affiliated limited partnerships and one limited liability company (“Model Home Properties”).

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

•

The Company is the general and limited partner in four partnerships that purchase and lease back Model Homes from developers (“Dubose Model Home Investors #202, LP”, “Dubose Model Homes Investors #203, LP”, “Dubose Model Homes Investors #204, LP” and “NetREIT Dubose Model Home REIT, LP”). The Company refers to these entities collectively, as the “Model Home Partnerships”.

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

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 20, 2018.

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statement and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the three months ended March 31, 2018 and 2017, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The condensed consolidated balance sheet at year ended December 31, 2017 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the SEC on March 20, 2018.

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

Cash Equivalents and Restricted Cash. At March 31, 2018 and December 31, 2017, we had approximately $2.4 million and $3.8 million in cash equivalents and $3.7 million and $4.5 million of restricted cash, respectively.  Our cash equivalents and restricted cash consist of invested cash and cash in our operating accounts and are held in bank accounts at third party institutions

Real Estate Held for Sale. Real estate held for sale during the current period is classified as “real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Mortgage notes payable related to the real estate held for sale during the current period is classified as “mortgage notes payable related to real estate held for sale, net” for all prior periods presented in the accompanying condensed consolidated financial statements.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three months ended March 31, 2018, management did not believe any impairment was required.

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

Recently Issued Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, “Revenue From Contracts With Customers (ASC 606)," which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While the standard specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate. The standard applies to the Company's recognition of gains on sale of real estate. The Company's adoption of the standard on January 1, 2018 did not have an impact on the pattern of revenue recognition for gains on sale of real estate.

On November 17, 2016, the FASB issued ASU 2016-18, “Restricted Cash,” which requires that the statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. This standard states that transfers between cash, cash equivalents, and restricted cash are not part of the entity’s operating, investing, and financing activities. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. On January 1, 2018, the Company adopted the standard and retrospectively applied the guidance of the standard to the prior period presented, which resulted in an decrease of $784,000 in net cash provided by investing activities on its consolidated statements of cash flows for the three months ended March 31, 2017.

In February 2016, the FASB issued ASU 2016-02, which sets out principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard may result in certain of these costs being expensed as incurred after adoption. Under the standard, lessees apply a dual approach, classifying leases as either finance or operating leases. A lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months, regardless of their lease classification. The Company is a lessee on ground leases at certain properties, on certain office space leases and on certain other improvements and equipment. The standard will impact the accounting and disclosure requirements for these leases. The standard is effective for the Company under a modified retrospective approach beginning January 1, 2019. The Company is evaluating the impact of the adoption of this standard on its consolidated financial statements.

On January 5, 2017, the FASB issued ASU 2017-01, “Business Combinations,” which clarifies the definition of a business. The objective of the standard is to add further guidance that assists entities in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the set of transferred assets and activities are not a business and should be treated as an asset acquisition. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. The primary difference between business combinations and asset acquisitions is the recognition of transaction costs, which are expensed as period costs for business combinations and capitalized for asset acquisitions. The Company's adoption of this standard on January 1, 2018 did not have a significant impact on its consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” which clarifies the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The Company has concluded that property sales represent transactions with non-customers. Sales of property generally represent only one performance obligation and are recognized when an enforceable contract is in place, collectability is ensured and control is transferred to the buyer. The Company's adoption of this standard on January 1, 2018 did not have a significant impact on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities,” which aims to (i) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (ii) reduce the complexity of and simplify the application of hedge accounting by preparers. The standard is effective for the Company beginning January 1, 2019, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

3. RECENT REAL ESTATE TRANSACTIONS

During the three months ended March 31, 2018, the Company acquired nineteen Model Homes for approximately $7.3 million. The purchase price was paid through cash payments of approximately $2.2 million and mortgage notes of approximately $5.1 million.

During the three months ended March 31, 2018, the Company disposed of two model homes for approximately $905,000 and recognized a gain of approximately $74,000 related to the sale of these Model Homes.

On February 27, 2017, the Company sold the Rangewood Medical Building for approximately $2.2 million and recognized a loss of approximately $170,000.

On March 31, 2017, the Company sold the Regatta Square Retail Center for approximately $3.0 million and recognized a gain of approximately $756,000.

During the three months ended March 31, 2017, the Company disposed of two model homes for approximately $815,000 and recognized a loss of approximately $46,000 related to the sale of these Model Homes.

4. REAL ESTATE ASSETS

A summary of the properties owned by the Company as of March 31, 2018 is as follows:

				Real estate
		Date		assets, net
Property Name		Acquired	Location	(in thousands)
Garden Gateway Plaza		March 2007	Colorado Springs, Colorado	$11,474
World Plaza	(1)	September 2007	San Bernardino, California	5,763
Executive Office Park		July 2008	Colorado Springs, Colorado	8,094
Waterman Plaza		August 2008	San Bernardino, California	5,591
Pacific Oaks Plaza		September 2008	Escondido, California	4,015
Morena Office Center		January 2009	San Diego, California	4,819
Genesis Plaza		August 2010	San Diego, California	8,599
Dakota Bank Buildings		May 2011	Fargo, North Dakota	9,508
Yucca Valley Retail Center	(1)	September 2011	Yucca Valley, California	6,612
Port of San Diego Complex		December 2011	San Diego, California	13,819
The Presidio		November 2012	Aurora, Colorado	6,391
Bismarck		March 2014	Fargo, ND	5,931
Union Terrace Building		August 2014	Lakewood, Colorado	8,319
Centennial Tech Center		December 2014	Colorado Springs, Colorado	13,297
Arapahoe Service Center		December 2014	Centennial, Colorado	10,509
Union Town Center		December 2014	Colorado Springs, Colorado	10,136
West Fargo Industrial		August 2015	Fargo, North Dakota	7,398
300 N.P.		August 2015	Fargo, North Dakota	3,611
Research Parkway		August 2015	Colorado Springs, Colorado	2,660
One Park Center		August 2015	Westminster, Colorado	8,627
Highland Court		August 2015	Centennial, Colorado	12,178
Shea Center II		December 2015	Highlands Ranch, Colorado	23,211
Presidio Property Trust, Inc properties				190,562
Model Home properties		2010-2018	AZ, CA, FL, IL, NC, NJ, PA, SC, TX, UT	49,494
		Total real estate assets and lease intangibles, net		$240,056

(1) Properties held for sale as of March 31, 2018.

Geographic Diversification Table

The following tables show a list of properties owned by Presidio Property Trust, Inc. grouped by state location as of March 31, 2018:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent

California	7	420,927	24.9%	$5,947,230	27.5%
Colorado	11	873,684	51.6%	12,229,995	56.5%
North Dakota	4	397,039	23.5%	3,457,516	16.0%
Total	22	1,691,650	100.0%	$21,634,741	100.0%

Model Home properties:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate of Aggregate % Annual Rent
Southwest	92	281,561	65.3%	$2,559,924	60.5%
West	5	14,491	3.4%	142,272	3.4%
Southeast	40	102,716	23.8%	1,108,668	26.2%
Midwest	3	9,458	2.2%	131,916	3.1%
East	9	22,875	5.3%	287,280	6.8%
Total	149	431,101	100.0%	$4,230,060	100.0%

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	March 31, 2018			December 31, 2017
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$5,592,418	$(3,708,267)	$1,884,151	$5,592,418	$(3,531,441)	$2,060,977
Leasing costs	3,727,331	(2,210,592)	1,516,739	3,727,332	(2,088,799)	1,638,533
Above-market leases	743,550	(327,844)	415,706	784,404	(347,218)	437,186
	$10,063,299	$(6,246,703)	$3,816,596	$10,104,154	$(5,967,458)	$4,136,696

As of March 31, 2018 and December 31, 2017, $1,007,360 and $1,007,360, respectively, of lease intangible assets were included in real estate assets held for sale.

The net value of acquired intangible liabilities was $1,326,780 and $1,390,372 relating to below-market leases as of March 31, 2018 and December 31, 2017, respectively.

Aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

Nine months remaining in 2018	$1,103,918
Years ending December 31:
2019	885,806
2020	696,573
2021	497,459
2022	369,255
Thereafter	263,585
Total	$3,816,596

The weighted average remaining amortization period of the intangible assets as of March 31, 2018 is 3.3 years.

6. OTHER ASSETS

Other assets consist of the following:

	March 31,	December 31,
	2018	2017
Deferred rent receivable	$3,340,258	$3,227,700
Raw land	900,000	900,000
Prepaid expenses, deposits and other	1,421,672	1,410,363
Other intangibles, net	354,508	374,733
Notes receivable	316,374	316,374
Accounts receivable, net	562,848	1,108,110
Total other assets	$6,895,660	$7,337,280

As of March 31, 2018 and December 31, 2017, there was $1.2 million and $1.0 million of deferred offering costs included in other assets.

7.  MORTGAGE NOTES PAYABLE

Mortgage notes payable consisted of the following:

		Principal as of
		March 31,	December 31,	Loan	Interest
Mortgage note property	Notes	2018	2017	Type	Rate (1)	Maturity
Port of San Diego Complex		9,504,218	9,575,508	Fixed	4.75%	3/5/2020
Garden Gateway Plaza		6,398,524	6,445,300	Fixed	5.00%	4/5/2020
West Fargo Industrial		4,346,902	4,365,449	Fixed	4.79%	9/6/2020
Morena Office Center		2,138,281	2,156,479	Fixed	4.30%	6/1/2021
Waterman Plaza		3,827,296	3,850,365	Fixed	4.25%	4/29/2021
Pacific Oaks Plaza		1,453,977	1,466,351	Fixed	4.50%	6/1/2021
The Presidio		6,000,000	2,380,703	Fixed	4.54%	12/1/2021
Highland Court		6,661,284	6,695,541	Fixed	3.82%	9/1/2022
Dakota Bank Buildings		10,443,530	10,492,904	Fixed	4.74%	7/6/2024
Union Terrace Building		6,426,632	6,454,448	Fixed	4.50%	9/5/2024
Centennial Tech Center		9,863,274	6,000,000	Fixed	4.43%	11/5/2024
Research Parkway		1,896,934	9,908,235	Fixed	3.94%	1/5/2025
Arapahoe Service Center		8,327,915	1,909,012	Fixed	4.34%	1/5/2025
Union Town Center		8,440,000	8,364,088	Fixed	4.28%	1/5/2025
Yucca Valley Retail Center	(5)	6,000,000	8,440,000	Fixed	4.30%	4/11/2025
Executive Office Park	(2)	4,129,436	6,000,000	Fixed	5.80%	7/1/2025
Genesis Plaza		6,500,000	4,151,161	Fixed	4.65%	8/25/2025
One Park Centre		6,610,000	6,500,000	Fixed	4.77%	9/5/2025
Shea Center II		17,727,500	6,610,000	Fixed	4.92%	1/5/2026
Bismarck Office Building	(4)	4,031,799	17,727,500	Fixed	4.02%	8/1/2037
300 N.P.		2,371,695	4,057,752	Fixed	4.95%	6/11/2022
Subtotal, Presidio Property Trust, Inc. properties		133,099,197	133,550,796		4.71%
Model Home mortgage notes		32,746,614	28,454,883	Fixed	(3)	2018-2020
Mortgage Notes Payable		$165,845,811	$162,005,679
Unamortized loan costs		(1,749,375)	(1,682,942)
Mortgage Notes Payable, net		$164,096,436	$160,322,737

(1)  Interest rates as of March 31, 2018.

(2)  Interest rate is subject to reset on July 1, 2018.

(3)  Each Model Home has a stand-alone mortgage note at interest rates ranging from 3.8% to 5.5% per annum (at March 31, 2018).

(4)  Interest rate is subject to reset on September 1, 2023 and on September 1, 2030.

(5) Property held for sale as of March 31, 2018.

The Company is in compliance with all material conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable were as follows as of March 31, 2018:

	Presidio Property Trust, Inc.	Model Homes	Principal
	Notes Payable	Notes Payable	Payments
Nine months remaining in 2018	$1,482,950	$1,865,147	$3,348,097
Years ending December 31:
2019	2,288,924	15,020,294	$17,309,218
2020	21,158,008	11,330,563	$32,488,571
2021	14,492,908	4,530,610	$19,023,518
2022	10,137,206	-	$10,137,206
Thereafter	83,539,201	-	$83,539,201
Total	$133,099,197	$32,746,614	$165,845,811

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

The Series B preferred stock has a $0.01 par value and a $1,000 liquidation preference. The Series B preferred stock shall be redeemed through a cash payment of the face value of the shares outstanding at redemption. The preferred return on the funds invested is 14% and shall be paid on a monthly basis. The Series B Preferred Stock was scheduled to be redeemed on August 1, 2017; however, the Company had two one year options to extend the redemption date. On June 30, 2017, the Company exercised its option to extend the redemption date to August 1, 2019 and paid an extension fee of $153,500. The Company incurred approximately $3.1 million in legal and underwriting costs related to this transaction. These costs have been recorded as deferred financing costs on the accompanying consolidated balance sheets as a direct deduction from the carrying amount of that debt liability and are being amortized over the term of the agreement. Amortization expense totaling approximately $19,000 and $254,000 was included in interest expense for the three months ended March 31, 2018 and 2017, respectively, in the accompanying condensed consolidated statements of operations. The unamortized deferred stock costs totaled $96,000 and $115,000 as of March 31, 2018 and December 31, 2017, respectively.

During 2016, the Company redeemed 300 shares in June, 1,000 shares in July and 1,000 shares in August for a total of $2.3 million. During 2017, the Company redeemed 1,000 shares in March and 1,000 shares in May for a total of $2.0 million. As of March 31, 2018 and December 31, 2017, the remaining outstanding number of shares was 30,700 and 30,700, respectively.

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

In October 2006, the Company commenced a private placement offering of its common stock. Through December 31, 2011 when the offering was closed, the Company conducted a self-underwritten private placement offering and sale of 20,000,000 shares of its common stock at a price of $10 per share. This offering was made only to accredited investors (and up to thirty-five non-accredited investors) pursuant to an exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. No active market currently exists for the securities sold under this offering.

Cash Dividends. We suspended the payment of dividends during the third quarter of 2017 and no dividends were paid during the fourth quarter of 2017 or first quarter of 2018. During the three months ended March 31, 2017 the Company paid cash dividends, net of reinvested stock dividends, of approximately $1,172,000 or at a rate of $0.10 per share on a quarterly basis.

Dividend Reinvestment Plan. The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of Company common stock. The Company has registered 3,000,000 shares of common stock pursuant to the dividend reinvestment plan. The dividend reinvestment plan became effective on January 23, 2012. The purchase price per share is 95% of the price the Company was formerly selling its shares or $9.50 per share. No sales commission or dealer manager fee will be paid on shares sold through the dividend reinvestment plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all Participants at least thirty (30) days prior to such record date. As of March 31, 2018 approximately $17.4 million or approximately 1,834,147 shares of common stock have been issued under the dividend reinvestment plan to date. No shares were issued under the dividend reinvestment plan during the three months ended March 31, 2018.

10.  RELATED PARTY TRANSACTIONS

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to entities 100% owned by the Company’s Chairman and Chief Executive Officer. Rental income recorded for the three ended March 31, 2018 and 2017 totaled $7,000 and $7,000, respectively.

11. SEGMENTS

The Company’s reportable segments consist of three types of commercial real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results: Office/Industrial Properties, Model Home Properties and Retail Properties. The Company also has certain corporate level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.  The accounting policies of the reportable segments are the same as those described in Note 2.  There is no inter segment activity.

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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended March 31,
	2018	2017
Office/Industrial Properties:
Rental, fee and other income	$6,157,146	$6,289,692
Property and related expenses	(2,350,611)	(2,218,518)
Net operating income, as defined	3,806,535	4,071,174
Model Home Properties:
Rental, fee and other income	1,123,767	830,231
Property and related expenses	(52,526)	(38,956)
Net operating income, as defined	1,071,241	791,275
Retail Properties:
Rental, fee and other income	943,920	1,126,604
Property and related expenses	(246,772)	(379,629)
Net operating income, as defined	697,148	746,975
Reconciliation to net loss:
Total net operating income, as defined, for reportable segments	5,574,924	5,609,424
General and administrative expenses	(1,333,465)	(1,257,211)
Depreciation and amortization	(2,339,044)	(2,503,516)
Interest expense	(3,076,975)	(3,316,196)
Other expense / (income)	(18,291)	9,268
Income tax expense	(32,423)	(27,416)
Gain on sale of real estate	74,213	541,462
Net loss	$(1,151,061)	$(944,185)

	March 31,	December 31,
Assets by Reportable Segment:	2018	2017

Office/Industrial Properties:
Land, buildings and improvements, net (1)	$159,800,054	$160,422,469
Total assets (2)	$164,361,223	$163,041,049
Model Home Properties:
Land, buildings and improvements, net (1)	$49,493,788	$43,245,832
Total assets (2)	$50,279,675	$44,782,943
Retail Properties:
Land, buildings and improvements, net (1)	$30,762,599	$30,865,644
Total assets (2)	$32,355,214	$32,534,890
Reconciliation to Total Assets:
Total assets for reportable segments	$246,996,112	$240,358,882
Other unallocated assets:
Cash and cash equivalents	6,101,402	8,310,575
Other assets, net	4,285,196	5,827,408
Total Assets	$257,382,710	$254,496,865

(1)  Includes lease intangibles and the land purchase option related to property acquisitions.

(2)  Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other      related intangible assets, all shown on a net basis.

Capital Expenditures by Reportable Segment
	For the Three Months Ended March 31,
	2018	2017
Office/Industrial Properties:
Capital expenditures and tenant improvements	$1,185,518	$927,668

Model Home Properties:
Acquisition of operating properties	7,284,141	-

Retail Properties:
Capital expenditures and tenant improvements	19,260	35,777

Totals:
Acquisition of operating properties, net	7,284,141	-
Capital expenditures and tenant improvements	1,204,778	963,445
Total real estate investments	$8,488,919	$963,445

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our financial statements and should be read in conjunction with the financial statements, footnotes and to Cautionary Statements appearing elsewhere in this report.

OVERVIEW

The Company operates as a self-managed and self-administered real estate investment trust, or REIT.  In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” The Company acquires, owns and manages a geographically diversified portfolio of real estate assets including industrial, office, retail and model home leased residential properties located throughout the United States. As of March 31, 2018, the Company owned or had an equity interest in:

•	Fifteen office buildings and two industrial properties (“Office/Industrial Properties”) which total approximately 1,463,390 rentable square feet,
•	Four retail shopping centers and one mixed use property (“Retail Properties”) which total approximately 228,260 rentable square feet, and
•	One hundred forty-nine Model Homes owned by four affiliated limited partnerships and one limited liability company (“Model Home Properties”).

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

SIGNIFICANT TRANSACTIONS IN 2018 AND 2017

Acquisitions–During the three months ended March 31, 2018, the Company acquired nineteen Model Homes for approximately $7.3 million. The purchase price was paid through cash payments of approximately $2.2 million and mortgage notes of approximately $5.1 million. We did not acquire any properties during the three months ended March 31, 2017.

Dispositions - We review our portfolio of investment properties for value appreciation potential on an ongoing basis, and dispose of any properties that no longer satisfy our requirements in this regard. The proceeds from any such property sale, after repayment of any associated mortgage, are available for investing in properties that we believe will have a much greater likelihood of future price appreciation. We disposed of the following properties during the three months ended March 31, 2018 and 2017:

•

During the three months ended March 31, 2018, the Company disposed of two model homes for approximately $905,000 and recognized a gain of approximately $74,000 related to the sale of these Model Homes.

•	On February 27, 2017, the Company sold the Rangewood Medical Building for approximately $2.2 million and recognized a loss of approximately $170,000.
•	On March 31, 2017, the Company sold the Regatta Square Retail Center for approximately $3.0 million and recognized a gain of approximately $756,000.
•

During the three months ended March 31, 2017, the Company disposed of two model homes for approximately $815,000 and recognized a loss of approximately $46,000 related to the sale of these Model Homes.

ECONOMIC ENVIRONMENT

In one of the longest expansions on record, the United States continues to expand its economy. GDP growth in the first quarter of 2018 was estimated at 2.3%. The Federal Reserve has remained optimistic about the United States’ economic outlook across many sectors.

The U.S. labor market is showing continued improvement since the Great Recession, with an unemployment rate of only 4.0% as of March 31, 2018. Unemployment in the office-using sector of professional & business services was approximately the same, at 4.2%, and that could lead to continued strength in the commercial real estate segment. Vacancy rates for the office sector of commercial real estate rose stayed stable at 14.8% as of March 31, 2018. During the first quarter of 2018, net absorption in the U.S. office market was 3.7 million square feet.

It is impossible to project U.S. economic growth, but economic conditions could have a material effect on our business, financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 20, 2018.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017.

Revenues.  Total revenue was $8.2 million for the three months ended March 31, 2018 compared to $8.3 million for the same period in 2017, a decrease of $100,000 or 1.2%. The decrease in revenue as reported for the three months month period in 2018 as compared to 2017 is due to a $280,000 decrease in rents from office properties for properties sold during the first quarter of 2017 offset by a $180,000  increase in rents from model home properties due to the increase in inventory.

Rental Operating Costs.  Rental operating costs remained consistent at $2.6 million for the three months ended March 31, 2018 and 2017.  Rental operating costs as a percentage of total revenue was 32.2% and 32.1% for the three months ended March 31, 2018 and 2017, respectively.

General and Administrative Expenses. G&A expenses remained consistent at $1.3 million for the three months ended March 31, 2018 and 2017.  G&A expenses as a percentage of total revenue was 15.8% and 15.8% for three months ended March 31, 2018 and 2017, respectively.

Depreciation and Amortization. Depreciation and amortization expense totaled approximately $2.3 million for the three months ended March 31, 2018, compared to approximately $2.5 million for the same period in 2017, representing a decrease of approximately $200,000 or 8.0%. Depreciation and amortization expense associated with properties sold during the first quarter of 2017 account for all of the decrease during the three months ended March 31, 2018 when compared to the same period in 2017.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During three months ended March 31, 2018 and 2017, management did not believe any impairment reserve was required.

Interest Expense-Series B preferred stock. The Series B Preferred Stock issued in August 2014 includes a mandatory redemption provision and therefore is treated as a liability for financial reporting purposes. The interest paid and accrued and the amortization of the deferred offering costs are considered interest expense. Interest expense, including amortization of the deferred offering costs, totaled $1.1 million for the three months ended March 31, 2018 compared to $1.4 million for the same period in 2017, a decrease of $300,000 or 21.4%. The decrease is due to the 1,000 shares redeemed during the first quarter of 2017 and fully amortizing the initial stock costs during the second quarter of 2017.  Interest paid and accrued totaled $1.1 million and $1.1 million, respectively, and the amortization of the deferred offering costs associated with that transaction totaled $19,000 and $254,000, respectively for the three months ended March 31, 2018 and 2017 and were included in interest expense-Series B preferred stock in the accompanying financial statements. There were 30,700 and 31,700 shares outstanding as of  March 31, 2018 and 2017, respectively, resulting in the decrease in interest expense.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges was $2.0 million for the three months ended March 31, 2018 when compared to $1.9 million for the same period in 2017, an increase of $100,000 or 5.3%. The increase in interest relates to the increased number of model homes and the related debt. The weighted average interest rate on our outstanding debt was 4.6 % as of March 31, 2018 compared to 4.7% as of March 31, 2017.

Gain on Sale of Real Estate Assets, net. For the three months ended March 31, 2018, the Company recognized a net gain of approximately $74,000 due to the sales of two Model Home Properties. The Company sold the Rangewood Medical Office Building and Regatta Square Retail Center during the three months ended March 31, 2017. The sale of Rangewood Medical Office Building resulted in a loss of approximately $170,000. The sale of Regatta Square resulted in a gain of approximately $756,000. During the three months ended March 31, 2017, the Company disposed of two model homes for approximately $815,000 and recognized a loss of approximately $46,000 related to the sale of these Model Homes.

Income allocated to non-controlling interests.  Income allocated to non-controlling interests for the three months ended March 31, 2018 totaled approximately $167,000 when compared to the income allocated during the three months ended March 31, 2017 of $70,000. The increase is related to the sale of two Model Home Properties during the three months ended March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our future sources of liquidity include existing cash and cash equivalents, cash flows from operations, new mortgages on our unencumbered properties, refinancing of existing mortgages, future real estate sales and the possible sale of additional equity/debt securities. Our available liquidity at March 31, 2018 included cash equivalents and restricted cash of $6.1 million, as well as, funds from mortgages and refinancing of mortgages with low debt to value. We currently do not have a revolving line of credit but have been exploring the possibilities of obtaining such a line of credit. On June 30, 2017, the Company exercised its option to extend the redemption date on its Series B preferred stock to August 1, 2019 and paid an extension fee of $153,500.

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

Cash Equivalents and Restricted Cash

At March 31, 2018 and December 31, 2017, we had approximately $2.4 million and $3.8 million in cash equivalents and $3.7 million and $4.5 million of restricted cash, respectively.  Our cash equivalents and restricted cash consist of invested cash and cash in our operating accounts and are held in bank accounts at third party institutions.  During 2018 and 2017, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $2.0 million of our cash balance is intended for capital expenditures on existing properties (net of deposits held in reserve accounts by our lenders). We intend to use the remainder of our existing cash and cash equivalents for acquisitions, general corporate purposes or distributions to our stockholders

Secured Debt

As of March 31 2018, the Company had fixed-rate mortgage notes payable in the aggregate principal amount of $133.1 million, collateralized by a total of 21 properties with loan terms at issuance ranging from 5 to 20 years.  The weighted-average interest rate on the mortgage notes payable as of March 31, 2018 was approximately 4.6%, and our debt to estimated market value on these properties was approximately 53.6%.

As of March 31, 2018, the Company had 146 fixed-rate mortgage notes payable in the aggregate principal amount of $32.7 million, collateralized by a total of 146 Model Home properties. These loans generally have a term at issuance of three to five years.  The average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $224,000 and 4.2%, respectively as of March 31, 2018. Our debt to estimated value on these properties is approximately 59.3%. The Company has guaranteed these promissory notes.

We have been able to refinance maturing debts before scheduled maturity dates and we have not experienced any unusual difficulties financing our acquisitions.

Cash Flows for the three months ended March 31, 2018 and March 31, 2017.

Operating Activities: Net cash provided by operating activities for the three months ended March 31, 2018 decreased by approximately $500,000 to approximately $700,000 from net cash provided of $1.2 million for the three months ended March 31, 2017.

Investing Activities: Net cash used in investing activities during the three months ended March 31, 2018 was approximately $7.8 million compared to approximately $4.2 million of cash provided by investing activities during in the same period in 2017. During the three months ended March 31, 2018 the Company purchased nineteen model homes for approximately $7.3 million. There were no model home purchases during the three months ended March 31, 2017. During the three months ended March 31, 2017, the Company received proceeds from the sales of one medical building, one retail building and two model homes totaling approximately $5.2 million.

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

Financing Activities:   Net cash provided by financing activities during the three months ended March 31, 2018 was $4.9 million compared to cash used of $4.8 million for the same period in 2017 primarily due to repaying $3.2 million in mortgage notes payable from debt service and in connection with the sales of one medical building, one retail building and two model homes. We received proceeds of $5.1 million from mortgage notes payable from the nineteen model home acquisitions during the three months ended March 31, 2018. There were no model home acquisitions during the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2018, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

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

The following table presents our FFO and MFFO for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Net loss	$(1,318,191)	$(1,013,700)
Adjustments:
Income attributable to noncontrolling interests	167,130	69,515
Depreciation and amortization	2,339,044	2,503,516
Gain on sale of real estate assets	(74,213)	(541,462)
FFO	$1,113,770	$1,017,869
Straight-line rent adjustment	(112,556)	(170,978)
Amortization of above and below market leases, net	(42,112)	(54,614)
Restricted stock compensation	171,840	136,920
Amortization of financing costs	136,170	371,248
Real estate acquisition costs	-	615
MFFO	$1,267,112	$1,301,060

No conclusion or comparisons should be made from the presentation of these figures.

Same-Store Property Operating Results for the three months ended March 31, 2018 and 2017.

The table below presents the operating results for the Company’s commercial rental properties owned as of January 1, 2017 for each of the three months ended March 31, 2018 and 2017, thereby excluding the impact on our results of operations from the real estate properties acquired subsequently.  The table below excludes model home operations as the rental rates do not fluctuate during the term of the lease and there are no operating expenses. The Company believes that this type of non-GAAP financial measure, when considered with our financial statements prepared in accordance with GAAP, allows investors to better understand the Company’s operating results. Properties are included in this analysis if they were owned and operated for the entirety of both periods being compared. Further, same-property operating results is a measure for which there is no standard definition and, as such, it is not consistently defined or reported on among the Company’s peers, and thus may not provide an adequate basis for comparison between REITs.

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

	For the Three Months Ended March 31,		Variance
	2018	2017	$	%
Rental revenues	$7,174,846	$7,152,736	$22,110	0.3%
Rental operating costs	2,666,191	2,573,969	92,222	3.6%

Net operating income	$4,508,655	$4,578,767	$(70,112)	-1.5%

Operating Ratios:
Number of same properties	22	22
Same-property occupancy, end of period	87.1%	90.9%		-0.2%
Same-properties operating costs as a percentage of total revenues	37.2%	36.0%		1.2%

Overview

Same-store property NOI decreased 1.5% for the three months ended March 31, 2018, as compared to the corresponding period in 2017.  The decrease in NOI was primarily due to a 3.6% increase in rental operating costs related increases in real estate taxes in Colorado due to property value reassessments of approximately $200,000.  Without these increases, same store NOI would have increased 2.8%.  While rental revenues remained consistent for the three months ended March 31, 2018 when compared to the same quarter in 2017, rental rates increased as evidenced by the leasing spreads discussed below. The net impact on rental revenue was an increase of 0.3% as the increases in rental rates were offset by the loss of major tenant at the Shea and World properties.

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

During the quarter ended March 31, 2018, we signed 10 comparable leases (1 new leases and 9 renewals) for a total of 15,775 square feet of comparable space leases, at an average rental rate increase of 5.3 % on a cash basis and an average rental increase of 7.3 % on a straight-line basis. Renewals for comparable office spaces were signed for 31,244 square feet at an average rental rate increase of 2.6% on a cash basis and increase of 11.2% on a straight-line basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

31.2

Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

31.3

Certification of the Company's Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Instance Document

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

Date: May 11, 2018	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

By:	/s/ Adam Sragovicz
Name:	Adam Sragovicz
Title:	Chief Financial Officer

By:	/s/ Heather L. Pittard
Name:	Heather L. Pittard
Title:	Principal Accounting Officer