Form 10-Q
period 2018-06-30
Presidio Property Trust, Inc.
filed 2018-08-09
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

At August 9, 2018, registrant had issued and outstanding 17,667,857 shares of its common stock, $0.01 par value.

CAUTIONARY STATEMENTS

This report contains “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report and in our other filings with the Securities and Exchange Commission (the “SEC”). Forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, financial condition, liquidity, capital resources, cash flows, results of operations and other financial and operating information. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “should,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Important factors that may cause actual results to differ from projections include, but are not limited to:

•	adverse economic conditions in the real estate market;

•	adverse changes in the real estate financing markets;

•	our inability to raise sufficient additional capital to continue to expand our real estate investment portfolio and pay dividends to our stockholders;

•	unexpected costs, lower than expected rents and revenues from our properties, and/or increases in our operating costs;

•	inability to attract or retain qualified personnel, including real estate management personnel;

•	adverse results of any legal proceedings;

•	changes in local, regional and national economic conditions;

•	our inability to compete effectively;

•	our inability to collect rent from tenants or renew tenants’ leases;

•	defaults on or non-renewal of leases by tenants;

•	increased interest rates and operating costs;

•	decreased rental rates or increased vacancy rates;

•	changes in the availability of additional acquisition opportunities;

•	our inability to successfully complete real estate acquisitions;

•	our failure to successfully operate acquired properties and operations;

•	changes in our business strategy;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	our failure or inability to implement the recapitalization;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to qualify and maintain our status as a REIT;

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements;

•	financial market fluctuations;

•	changes in real estate and zoning laws and increases in real property tax rates; and

•	additional factors discussed in our filings with the SEC.

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$47,116,093	$45,723,707
Buildings and improvements	184,162,974	182,040,843
Tenant improvements	22,755,529	21,533,750
Lease intangibles	7,754,781	9,096,794
Real estate assets and lease intangibles held for investment, cost	261,789,377	258,395,094
Accumulated depreciation and amortization	(40,371,894)	(36,208,554)
Real estate assets and lease intangibles held for investment, net	221,417,483	222,186,540
Real estate assets held for sale, net	17,035,208	12,347,404
Real estate assets, net	238,452,691	234,533,944
Cash equivalents and restricted cash	12,450,950	8,310,575
Deferred leasing costs, net	1,937,874	1,892,066
Goodwill	2,423,000	2,423,000
Other assets, net	6,016,615	7,337,280
TOTAL ASSETS	$261,281,130	$254,496,865

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$156,516,517	$154,452,779
Mortgage notes payable related to properties held for sale, net	14,108,332	5,869,958
Mortgage notes payable, net	170,624,849	160,322,737
Accounts payable and accrued liabilities	7,680,233	7,142,720
Accrued real estate taxes	1,513,928	3,013,993
Below-market leases, net	1,267,252	1,390,372
Mandatorily redeemable Series B Preferred Stock, net, $0.01 par value, $1,000 liquidating preference; shares authorized: 35,000; 30,700 and 30,700 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively, net	30,623,250	30,584,875
Total liabilities	211,709,512	202,454,697

Commitments and contingencies

Equity:
Series A Common Stock, $0.01 par value, shares authorized: 100,000,000; 17,667,857 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	176,680	176,680
Additional paid-in capital	151,121,902	151,121,902
Dividends and accumulated losses	(117,868,715)	(113,652,763)
Total stockholders' equity before noncontrolling interest	33,429,867	37,645,819
Noncontrolling interest	16,141,751	14,396,349
Total equity	49,571,618	52,042,168
TOTAL LIABILITIES AND EQUITY	$261,281,130	$254,496,865

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$7,843,654	$7,794,585	$15,789,760	$15,809,218
Fee and other income	320,762	723,489	599,490	955,383
Total revenue	8,164,416	8,518,074	16,389,250	16,764,601

Costs and expenses:
Rental operating costs	2,662,223	2,636,063	5,312,132	5,273,165
General and administrative	1,357,578	1,439,820	2,692,672	2,629,837
Depreciation and amortization	2,265,889	2,443,817	4,604,933	4,947,333
Total costs and expenses	6,285,690	6,519,700	12,609,737	12,850,335

Other income (expense):
Interest expense-Series B preferred stock	(1,105,626)	(1,359,205)	(2,199,314)	(2,764,805)
Interest expense-mortgage notes	(2,041,553)	(1,952,216)	(4,024,842)	(3,862,812)
Interest and other income (expenses), net	12,449	5,829	(5,842)	15,097
Gain on sales of real estate, net	355,276	1,485,589	429,489	2,027,051
Deferred offering costs	(1,507,599)	-	(1,507,599)	-
Income tax expense	(88,671)	(13,746)	(119,465)	(108,356)
Total other expense, net	(4,375,724)	(1,833,749)	(7,427,573)	(4,693,825)

Net (loss) income	(2,496,998)	164,625	(3,648,060)	(779,559)

Less: Income attributable to noncontrolling interests	(400,762)	(145,313)	(567,892)	(214,828)

Net (loss) income attributable to Presidio Property Trust, Inc. common stockholders	$(2,897,760)	$19,312	$(4,215,952)	$(994,387)

Basic and diluted loss per common share	$(0.16)	$0.00	$(0.24)	$(0.06)
Weighted average number of common shares outstanding - basic and diluted	17,667,857	17,565,158	17,564,805	17,538,020

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

For the Six Months Ended June 30, 2018

(Unaudited)

			Additional	Dividends and	Total	Non-
	Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2017	17,667,857	$176,680	$151,121,902	$(113,652,763)	$37,645,819	$14,396,349	$52,042,168
Net (loss) income	-	-	-	(4,215,952)	(4,215,952)	567,892	(3,648,060)
Contributions from noncontrolling interests, net of distributions paid	-	-	-	-	-	1,177,510	1,177,510
Balance, June 30, 2018	17,667,857	$176,680	$151,121,902	$(117,868,715)	$33,429,867	$16,141,751	$49,571,618

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(3,648,060)	$(779,559)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,604,933	4,947,333
Stock compensation	286,182	273,840
Bad debt expense	26,661	1,000
Gain on sale of real estate assets, net	(429,489)	(2,027,051)
Amortization of financing costs	272,989	743,291
Amortization of above-market leases	37,401	55,663
Amortization of below-market leases	(123,120)	(167,763)
Straight-line rent adjustment	(249,065)	(317,390)
Changes in operating assets and liabilities:
Other assets	1,190,605	570,693
Accounts payable and accrued liabilities	251,331	(277,060)
Accrued real estate taxes	(1,500,066)	(991,200)
Net cash provided by operating activities	720,302	2,031,797
Cash flows from investing activities:
Real estate acquisitions	(10,196,098)	(9,694,785)
Additions to buildings and tenant improvements	(1,808,140)	(1,819,591)
Additions to deferred leasing costs	(348,579)	(233,069)
Proceeds from sales of real estate, net	4,215,867	13,942,848
Net cash (used in) provided by investing activities	(8,136,950)	2,195,403
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	18,169,709	9,063,146
Repayment of mortgage notes payable	(7,790,196)	(8,233,285)
Series B preferred stock costs	-	(153,500)
Redemption of mandatorily redeemable preferred stock	-	(2,000,000)
Contributions from noncontrolling interests net of distributions paid	1,177,510	1,004,164
Repurchase of common stock	-	(17,394)
Dividends paid to stockholders	-	(2,384,398)
Net cash provided by (used in) financing activities	11,557,023	(2,721,267)

Net increase in cash equivalents and restricted cash	4,140,375	1,505,933
Cash equivalents and restricted cash - beginning of period	8,310,575	7,387,795
Cash equivalents and restricted cash - end of period	$12,450,950	$8,893,728
Supplemental disclosure of cash flow information:
Interest paid Series B preferred stock	$2,160,939	$2,242,605
Interest paid-mortgage notes payable	$3,795,201	$3,732,411
Non-cash investing and financing activities:
Reinvestment of cash dividends	$-	$1,107,870
Accrual of dividends payable	$-	$1,224,122

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2018

1. ORGANIZATION

Organization. Presidio Property Trust, Inc. (“we”, “our”, “us” or the “Company”) is a self-managed real estate investment trust (“REIT”). We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” The Company’s portfolio includes the following properties:

•	Fifteen office buildings and two industrial properties (“Office/Industrial Properties”) which total approximately 1,463,390 rentable square feet,
•	Five retail shopping centers (“Retail Properties”) which total approximately 228,260 rentable square feet, and
•	One hundred forty-five Model Homes owned through four affiliated limited partnerships and one wholly owned limited liability company (“Model Home Properties”).

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

•

The Company is the general and limited partner in four partnerships that purchase Model Homes and lease them back to  developers (“Dubose Model Home Investors #202, LP”, “Dubose Model Homes Investors #203, LP”, “Dubose Model Homes Investors #204, LP” and “NetREIT Dubose Model Home REIT, LP”). The Company refers to these entities collectively, as the “Model Home Partnerships”.

The Company has determined that the entities described above, where it owns less than 100%, should be included in the Company’s consolidated financial statements as the Company directs their activities and has control of these limited partnerships.

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, for federal income tax purposes. To maintain our qualification as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we maintain our qualification for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to maintain our qualification as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. We are subject to certain state and local income taxes.

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

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statement and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the three and six months ended June 30, 2018 and 2017, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The condensed consolidated balance sheet at year ended December 31, 2017 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the SEC on March 20, 2018.

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

Cash Equivalents and Restricted Cash. At June 30, 2018 and December 31, 2017, we had approximately $6.1 million and $3.8 million in cash equivalents and $6.4 million and $4.5 million of restricted cash, respectively.  Our cash equivalents and restricted cash consist of invested cash and cash in our operating accounts and are held in bank accounts at third party institutions

Real Estate Held for Sale. Real estate held for sale during the current period is classified as “real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Mortgage notes payable related to the real estate held for sale during the current period is classified as “mortgage notes payable related to real estate held for sale, net” for all prior periods presented in the accompanying condensed consolidated financial statements.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three and six months ended June 30, 2018, management did not believe any impairment was required.

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

On November 17, 2016, the FASB issued ASU 2016-18, “Restricted Cash,” which requires that the statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. This standard states that transfers between cash, cash equivalents, and restricted cash are not part of the entity’s operating, investing, and financing activities. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. On January 1, 2018, the Company adopted the standard and retrospectively applied the guidance of the standard to the prior period presented, which resulted in an decrease of $1,225,000 in net cash provided by investing activities on its consolidated statements of cash flows for the six months ended June 30, 2017.

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

3. RECENT REAL ESTATE TRANSACTIONS

During the six months ended June 30, 2018, the Company acquired twenty-six Model Homes for approximately $10.2 million. The purchase price was paid through cash payments of approximately $3.1 million and mortgage notes of approximately $7.1 million.

During the six months ended June 30, 2018, the Company disposed of thirteen model homes for approximately $4.6 million and recognized a gain of approximately $429,000 related to the sale of these Model Homes.

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

During the six months ended June 30, 2017, the Company acquired thirty model homes for approximately $9.7 million. The purchase price was paid through cash payments of $2.9 million and mortgage notes of $6.8 million.

4. REAL ESTATE ASSETS

A summary of the properties owned by the Company as of June 30, 2018 is as follows:

				Real estate
		Date		assets, net
Property Name		Acquired	Location	(in thousands)
Garden Gateway Plaza		March 2007	Colorado Springs, Colorado	$11,369
World Plaza		September 2007	San Bernardino, California	5,781
Executive Office Park		July 2008	Colorado Springs, Colorado	8,088
Waterman Plaza		August 2008	San Bernardino, California	5,559
Pacific Oaks Plaza		September 2008	Escondido, California	3,990
Morena Office Center		January 2009	San Diego, California	4,775
Genesis Plaza		August 2010	San Diego, California	8,497
Dakota Bank Buildings		May 2011	Fargo, North Dakota	9,379
Yucca Valley Retail Center	(1)	September 2011	Yucca Valley, California	6,612
Port of San Diego Complex		December 2011	San Diego, California	13,749
The Presidio		November 2012	Aurora, Colorado	6,405
Bismarck		March 2014	Fargo, ND	5,897
Union Terrace Building		August 2014	Lakewood, Colorado	8,217
Centennial Tech Center		December 2014	Colorado Springs, Colorado	13,162
Arapahoe Service Center	(1)	December 2014	Centennial, Colorado	10,423
Union Town Center		December 2014	Colorado Springs, Colorado	10,058
West Fargo Industrial		August 2015	Fargo, North Dakota	7,346
300 N.P.		August 2015	Fargo, North Dakota	3,603
Research Parkway		August 2015	Colorado Springs, Colorado	2,636
One Park Center		August 2015	Westminster, Colorado	8,588
Highland Court		August 2015	Centennial, Colorado	12,084
Shea Center II		December 2015	Highlands Ranch, Colorado	23,097
Presidio Property Trust, Inc properties				189,315
Model Home properties		2010-2018	AZ, CA, FL, IL, NC, NJ, PA, SC, TX, UT	49,138
		Total real estate assets and lease intangibles, net		$238,453

(1) Properties held for sale as of June 30, 2018.

Geographic Diversification Table

The following tables show a list of properties owned by Presidio Property Trust, Inc. grouped by state location as of June 30, 2018:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent

California	7	420,927	24.9%	$5,256,291	24.5%
Colorado	11	873,684	51.6%	12,545,307	58.5%
North Dakota	4	397,039	23.5%	3,634,145	17.0%
Total	22	1,691,650	100.0%	$21,435,743	100.0%

Model Home properties:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate of Aggregate % Annual Rent
Southwest	85	260,289	62.6%	$2,372,004	56.6%
West	5	14,481	3.5%	142,272	3.4%
Southeast	47	119,648	28.8%	1,396,452	33.3%
Midwest	2	5,795	1.4%	74,496	1.8%
East	6	15,338	3.7%	203,140	4.9%
Total	145	415,551	100.0%	$4,188,364	100.0%

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	June 30, 2018			December 31, 2017
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$5,592,418	$(3,850,869)	$1,741,549	$5,592,418	$(3,531,441)	$2,060,977
Leasing costs	3,727,331	(2,315,851)	1,411,480	3,727,332	(2,088,799)	1,638,533
Above-market leases	743,550	(343,766)	399,784	784,404	(347,218)	437,186
	$10,063,299	$(6,510,486)	$3,552,813	$10,104,154	$(5,967,458)	$4,136,696

As of June 30, 2018 and December 31, 2017, $2,308,518 and $1,007,360, respectively, of net lease intangible assets were included in real estate assets held for sale.

The net value of acquired intangible liabilities was $1,267,252 and $1,390,372 relating to below-market leases as of June 30, 2018 and December 31, 2017, respectively.

Aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

Six months remaining in 2018	$840,135
Years ending December 31:
2019	885,806
2020	696,573
2021	497,459
2022	369,255
Thereafter	263,585
Total	$3,552,813

The weighted average remaining amortization period of the intangible assets as of June 30, 2018 is 3.1 years.

6. OTHER ASSETS

Other assets consist of the following:

	June 30,	December 31,
	2018	2017
Deferred rent receivable	$3,531,121	$3,227,700
Raw land	900,000	900,000
Prepaid expenses, deposits and other	525,573	1,410,363
Other intangibles, net	409,261	1,108,110
Notes receivable	334,286	374,733
Accounts receivable, net	316,374	316,374
Total other assets	$6,016,615	$7,337,280

As of December 31, 2017, there was $1.0 million of deferred offering costs related to the Company’s filing of a registration statement on Form S-11 included in other assets. Due to the uncertainty of the timing of the offering, we expensed all offering costs of approximately $1.5 million in the consolidated statements of operations for the three and six months ended June 30, 2018.

7.  MORTGAGE NOTES PAYABLE

Mortgage notes payable consisted of the following:

		Principal as of
		June 30,	December 31,	Loan	Interest
Mortgage note property	Notes	2018	2017	Type	Rate (1)	Maturity
Port of San Diego Complex		9,432,077	9,575,508	Fixed	4.75%	3/5/2020
Garden Gateway Plaza		6,351,160	6,445,300	Fixed	5.00%	4/5/2020
World Plaza	(6)	6,046,000	-	Variable	4.83%	6/5/2020
West Fargo Industrial		4,329,281	4,365,449	Fixed	4.79%	8/4/2020
Morena Office Center		2,120,141	2,156,479	Fixed	4.30%	6/1/2021
Waterman Plaza		3,806,950	3,850,365	Fixed	4.25%	4/29/2021
Pacific Oaks Plaza		1,441,642	1,466,351	Fixed	4.50%	6/1/2021
300 N.P.		2,362,903	2,380,703	Fixed	4.95%	6/11/2022
Highland Court		6,626,699	6,695,541	Fixed	3.82%	8/28/2022
Dakota Bank Buildings		10,394,947	10,492,904	Fixed	4.74%	7/6/2024
Union Terrace Building		6,399,308	6,454,448	Fixed	4.50%	9/5/2024
The Presidio		6,000,000	6,000,000	Fixed	4.54%	12/1/2024
Centennial Tech Center		9,819,029	9,908,235	Fixed	4.43%	1/5/2025
Research Parkway		1,884,737	1,909,012	Fixed	3.94%	1/5/2025
Arapahoe Service Center	(5)	8,292,356	8,364,088	Fixed	4.34%	1/5/2025
Union Town Center		8,440,000	8,440,000	Fixed	4.28%	1/5/2025
Yucca Valley Retail Center	(5)	5,976,099	6,000,000	Fixed	4.30%	4/11/2025
Executive Office Park	(2)	4,991,389	4,151,161	Fixed	5.80%	7/1/2025
Genesis Plaza		6,500,000	6,500,000	Fixed	4.65%	8/25/2025
One Park Centre		6,610,000	6,610,000	Fixed	4.77%	9/5/2025
Shea Center II		17,727,500	17,727,500	Fixed	4.92%	1/5/2026
Bismarck Office Building	(4)	4,005,584	4,057,752	Fixed	4.02%	8/1/2037
Subtotal, Presidio Property Trust, Inc. Properties		139,557,802	133,550,796		4.71%
Model Home mortgage notes		32,827,388	28,454,883	Fixed	(3)	2018-2021
Mortgage Notes Payable		$172,385,190	$162,005,679
Unamortized loan costs		(1,760,341)	(1,682,942)
Mortgage Notes Payable, net		$170,624,849	$160,322,737

(1)  Interest rates as of June 30, 2018.

(2)  Interest rate is subject to reset on June 1, 2021 and June 1, 2024.

(3)  Each Model Home has a stand-alone mortgage note at interest rates ranging from 3.8% to 5.5% per annum (at June 30, 2018).

(4)  Interest rate is subject to reset on September 1, 2023 and on September 1, 2030.

(5) Properties held for sale as of June 30, 2018.

(6) Interest rate is Libor plus 2.75% or 4.83% as of June 30, 2018.

The Company is in compliance with all material conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable were as follows as of June 30, 2018:

	Presidio Property Trust, Inc.	Model Homes	Principal
	Notes Payable	Notes Payable	Payments
Six months remaining in 2018	$1,048,481	$1,010,585	$2,059,066
Years ending December 31:
2019	2,307,005	14,296,636	$16,603,641
2020	27,222,208	11,069,378	$38,291,586
2021	14,514,159	6,450,789	$20,964,948
2022	10,154,598	-	$10,154,598
Thereafter	84,311,351	-	$84,311,351
Total	$139,557,802	$32,827,388	$172,385,190

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

The Series B preferred stock has a $0.01 par value and a $1,000 liquidation preference. The Series B preferred stock shall be redeemed through a cash payment of the face value of the shares outstanding at redemption. The preferred return on the funds invested is 14% and shall be paid on a monthly basis. The Series B Preferred Stock was scheduled to be redeemed on August 1, 2017; however, the Company had two one year options to extend the redemption date. On June 30, 2017, the Company exercised its option to extend the redemption date to August 1, 2018 and paid an extension fee of $153,500. The Company paid an additional $153,500 to exercise its option to extend the redemption date to August 1, 2019 in July 2018. The Company incurred approximately $3.1 million in legal and underwriting costs related to this transaction. These costs have been recorded as deferred financing costs on the accompanying consolidated balance sheets as a direct deduction from the carrying amount of that debt liability and are being amortized over the term of the agreement. Amortization expense totaling approximately $19,000 and $254,000 was included in interest expense for the three and six months ended June 30, 2018 and 2017, respectively, in the accompanying condensed consolidated statements of operations. The unamortized deferred stock costs totaled $77,000 and $115,000 as of June 30, 2018 and December 31, 2017.

During 2016, the Company redeemed 300 shares in June, 1,000 shares in July and 1,000 shares in August for a total of $2.3 million. During 2017, the Company redeemed 1,000 shares in March and 1,000 shares in May for a total of $2.0 million. As of June 30, 2018 and December 31, 2017, the remaining outstanding number of shares was 30,700.

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

Cash Dividends. We suspended the payment of dividends during the third quarter of 2017 and no dividends were declared or paid during the fourth quarter of 2017 or first and second quarter of 2018. During the six months ended June 30, 2017 the Company paid cash dividends, net of reinvested stock dividends, of approximately $2,384,000 or at a rate of $0.10 per share on a quarterly basis.

Dividend Reinvestment Plan. The Company has adopted a distribution reinvestment plan that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of Company common stock. The Company has registered 3,000,000 shares of common stock pursuant to the dividend reinvestment plan. The dividend reinvestment plan became effective on January 23, 2012. The purchase price per share is 95% of the price the Company was formerly selling its shares or $9.50 per share. No sales commission or dealer manager fee will be paid on shares sold through the dividend reinvestment plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all Participants at least thirty (30) days prior to such record date. As of June 30, 2018 approximately $17.4 million or approximately 1,834,147 shares of common stock have been issued under the dividend reinvestment plan to date. No shares were issued under the dividend reinvestment plan during the six months ended June 30, 2018.

10.  RELATED PARTY TRANSACTIONS

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to entities 100% owned by the Company’s Chairman and Chief Executive Officer. Rental income recorded for the three and six months ended June 30, 2018 and 2017 totaled $7,000 and $7,000, respectively and $14,000 and $14,000, respectively.

11. SEGMENTS

The Company’s reportable segments consist of three types of commercial real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results: Office/Industrial Properties, Model Home Properties and Retail Properties. The Company also has certain corporate-level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.  The accounting policies of the reportable segments are the same as those described in Note 2.  There is no inter segment activity.

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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the three and six months ended June 30, 2018 and 2017.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Office/Industrial Properties:
Rental, fee and other income	$6,058,387	$6,535,722	$12,215,534	$12,779,101
Property and related expenses	(2,306,483)	(2,295,720)	(4,657,093)	(4,514,238)
Net operating income, as defined	3,751,904	4,240,002	7,558,441	8,264,864
Model Home Properties:
Rental, fee and other income	1,169,890	930,062	2,293,657	1,806,607
Property and related expenses	(34,825)	(35,038)	(87,351)	(73,995)
Net operating income, as defined	1,135,065	895,024	2,206,306	1,732,612
Retail Properties:
Rental, fee and other income	936,139	1,052,289	1,880,059	2,178,893
Property and related expenses	(320,915)	(305,304)	(567,688)	(684,933)
Net operating income, as defined	615,224	746,985	1,312,371	1,493,960
Reconciliation to net loss:
Total net operating income, as defined, for reportable segments	5,502,193	5,882,011	11,077,118	11,491,436
General and administrative expenses	(1,357,578)	(1,439,820)	(2,692,672)	(2,629,837)
Depreciation and amortization	(2,265,889)	(2,443,817)	(4,604,933)	(4,947,333)
Interest expense	(3,147,179)	(3,311,421)	(6,224,156)	(6,627,617)
Other expense /(income)	12,449	5,829	(5,842)	15,097
Deferred offering costs	(1,507,599)	-	(1,507,599)	-
Income tax expense	(88,671)	(13,746)	(119,465)	(108,356)
Gain on sale of real estate	355,276	1,485,589	429,489	2,027,051
Net (loss) income	$(2,496,998)	$164,625	$(3,648,060)	$(779,559)

	June 30,	December 31,
Assets by Reportable Segment:	2018	2017

Office/Industrial Properties:
Land, buildings and improvements, net (1)	$158,668,576	$160,422,469
Total assets (2)	$162,477,991	$163,041,049
Model Home Properties:
Land, buildings and improvements, net (1)	$49,137,958	$43,245,832
Total assets (2)	$51,006,321	$44,782,943
Retail Properties:
Land, buildings and improvements, net (1)	$30,646,160	$30,865,644
Total assets (2)	$32,355,214	$32,534,890
Reconciliation to Total Assets:
Total assets for reportable segments	$245,839,526	$240,358,882
Other unallocated assets:
Cash equivalents and restricted cash	12,450,950	8,310,575
Other assets, net	2,990,654	5,827,408
Total Assets	$261,281,130	$254,496,865

(1)  Includes lease intangibles and the land purchase option related to property acquisitions.

(2)  Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other      related intangible assets, all shown on a net basis.

Capital Expenditures by Reportable Segment
	For the Six Months Ended June 30,
	2018	2017
Office/Industrial Properties:
Capital expenditures and tenant improvements	$1,788,880	$1,783,814

Model Home Properties:
Acquisition of operating properties	10,196,098	9,694,785

Retail Properties:
Capital expenditures and tenant improvements	19,260	35,777

Totals:
Acquisition of operating properties, net	10,196,098	9,694,785
Capital expenditures and tenant improvements	1,808,140	1,819,591
Total real estate investments	$12,004,238	$11,514,376

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our financial statements and should be read in conjunction with the financial statements, footnotes and to Cautionary Statements appearing elsewhere in this report.

OVERVIEW

The Company operates as a self-managed and self-administered real estate investment trust, or REIT.  In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” The Company acquires, owns and manages a geographically diversified portfolio of real estate assets including industrial, office, retail and model home leased residential properties located throughout the United States. As of June 30, 2018, the Company owned or had an equity interest in:

•	Fifteen office buildings and two industrial properties (“Office/Industrial Properties”) which total approximately 1,463,390 rentable square feet,
•	Four retail shopping centers and one mixed use property (“Retail Properties”) which total approximately 228,260 rentable square feet, and
•	One hundred forty-five Model Homes owned by four affiliated limited partnerships and one wholly-owned limited liability company (“Model Home Properties”).

The Company’s office, industrial, retail and mixed-use properties are located primarily in Southern California and Colorado, with four properties located in North Dakota. Our geographical clustering of assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas.  We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year or has been operating for three years.

Most of our office, industrial, retail and mixed-use properties are leased to a variety of tenants ranging from small businesses to large public companies, many of which do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, net leases that require the tenant to pay all of the operating expense (NNN Leases) or pay increases in operating expenses over specific base years. Decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have a negative effect on our future financial condition, results of operations and cash flow.

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

SIGNIFICANT TRANSACTIONS IN 2018 AND 2017

Acquisitions

•

The Company acquired twenty-six Model Homes and leased them back to the homebuilders during the six months ended June 30, 2018.  The purchase price for the properties was approximately $10.2 million and was paid through cash payments of approximately $3.1 million and mortgage notes of approximately $7.1 million.

•

The Company acquired thirty Model Home properties and leased them back to the homebuilders during the six months ended June 30, 2017. The purchase price for the properties was approximately $9.7 million and was paid was through cash payments of approximately $2.9 million and mortgage notes of approximately $6.8 million.

Dispositions - We review our portfolio of investment properties for value appreciation potential on an ongoing basis, and dispose of any properties that no longer satisfy our requirements in this regard. The proceeds from any such property sale, after repayment of any associated mortgage, are available for investing in properties that we believe will have a much greater likelihood of future price appreciation, and for general corporate purposes. We disposed of the following properties during the six months ended June 30, 2018 and 2017:

•

During the six months ended June 30, 2018, the Company disposed of thirteen model homes for approximately $4.6 million and recognized a gain of approximately $429,000 related to the sale of these Model Homes.

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

ECONOMIC ENVIRONMENT

In one of the longest expansions on record, the United States continues to expand its economy. GDP growth in the second quarter of 2018 was estimated at an annual rate of 4.1%. The Federal Reserve has remained optimistic about the United States’ economic outlook across many sectors.

The U.S. labor market is showing signs of full improvement from the Great Recession, with an unemployment rate of 4.0% as of June 30, 2018. Unemployment in the office-using sector of professional & business services was lower at 3.3% as of June 30, 2018, and that could lead to continued strength in the commercial real estate segment. National vacancy rates for the office sector of commercial real estate rose slightly to 14.9% as of June 30, 2018. During the first half of 2018, net absorption in the U.S. office market was approximately 12.0 million square feet.

It is impossible to project U.S. economic growth, but economic conditions may have a material effect on our business, financial condition and results of operations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017.

Revenues.  Total revenue was $8.2 million for the three months ended June 30, 2018 compared to $8.5 million for the same period in 2017, a decrease of $300,000 or 3.5%. The decrease in revenue as reported for the three months month period in 2018 as compared to 2017 is due to a $200,000 decrease in rents from office properties sold during the second quarter of 2017, a decrease of $450,000 from an insurance settlement offset by a $180,000 increase in rents from model home properties due to the increase in inventory and an $170,000 increase in recovery revenue from increases in property taxes in Colorado.

Rental Operating Costs.  Rental operating costs remained consistent at $2.7 million and $2.6 million for the three months ended June 30, 2018 and 2017, respectively.  Rental operating costs as a percentage of total revenue was 32.9% and 30.6% for the three months ended June 30, 2018 and 2017, respectively.

General and Administrative Expenses. G&A expenses remained stable at $1.4 million for the three months ended June 30, 2018 and 2017. G&A expenses as a percentage of total revenue was 17.1% and 16.4% for three months ended June 30, 2018 and 2017, respectively.

Depreciation and Amortization. Depreciation and amortization expense totaled approximately $2.3 million for the three months ended June 30, 2018, compared to approximately $2.4 million for the same period in 2017, representing a decrease of approximately $100,000 or 4.2%. Depreciation and amortization expense associated with properties sold during the second quarter of 2017 account for all of the decrease during the three months ended June 30, 2018 when compared to the same period in 2017.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During three months ended June 30, 2018 and 2017, management did not believe any impairment reserve was required.

Interest Expense-Series B preferred stock. The Series B Preferred Stock issued in August 2014 includes a mandatory redemption provision and therefore is treated as a liability for financial reporting purposes. The interest paid and accrued and the amortization of the deferred offering costs are considered interest expense. Interest expense, including amortization of the deferred offering costs, totaled $1.1 million for the three months ended June 30, 2018 compared to $1.4 million for the same period in 2017, a decrease of $300,000 or 21.4%. The decrease is due to fully amortizing the initial stock costs during the second quarter of 2017.  Interest paid and accrued totaled $1.1 million and $1.1 million, respectively, and the amortization of the deferred offering costs associated with that transaction totaled $19,000 and $254,000, respectively for the three months ended June 30, 2018 and 2017 and were included in interest expense-Series B preferred stock in the accompanying financial statements. There were 30,700 shares outstanding as of June 30, 2018 and 2017.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges was $2.0 million for the three months ended June 30, 2018 when compared to $1.9 million for the same period in 2017, an increase of $100,000 or 5.3%. The increase in interest relates to the increased number of model homes and the related debt. The weighted average interest rate on our outstanding debt was 4.6 % as of June 30, 2018 compared to 4.7% as of June 30, 2017.

Gain on Sale of Real Estate Assets, net. For the three months ended June 30, 2018, the Company recognized a net gain of approximately $355,000 due to the sales of eleven Model Home Properties. The Company sold the Shoreline Medical Building during the three months ended June 30, 2017 and recognized a gain of approximately $1.3 million. During the three months ended June 30, 2017, the Company disposed of seven model homes and recognized a gain of approximately $185,000 related to the sale of these Model Homes.

Income allocated to non-controlling interests.  Income allocated to non-controlling interests for the three months ended June 30, 2018 totaled approximately $401,000 when compared to the income allocated during the three months ended June 30, 2017 of $145,000. The increase is related to the sale of eleven Model Home Properties during the three months ended June 30, 2018 compared to seven Model Home Properties during the three months ended June 30, 2017.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017.

Revenues.  Total revenue was $16.4 million for the six months ended June 30, 2018 compared to $16.8 million for the same period in 2017, a decrease of $400,000 or 2.4%. The decrease in revenue as reported for the six months month period in 2018 as compared to 2017 is due to a $400,000 decrease in rents from office properties for properties sold during the first  and second quarters of 2017, a decrease of $450,000 from proceeds received from an insurance claim, offset by a $400,000 increase in rents from model home properties due to the increase in inventory.

Rental Operating Costs.  Rental operating costs remained stable at $5.3 million for the six months ended June 30, 2018 and 2017.  Rental operating costs as a percentage of total revenue was 32.4% and 31.5% for the six months ended June 30, 2018 and 2017, respectively.

General and Administrative Expenses. G&A expenses remained stable at $2.7 million and $2.6 million for the six months ended June 30, 2018 and 2017, respectively.  G&A expenses as a percentage of total revenue was 16.5% and 15.5% for six months ended June 30, 2018 and 2017, respectively.

Depreciation and Amortization. Depreciation and amortization expense totaled approximately $4.6 million for the six months ended June 30, 2018, compared to approximately $4.9 million for the same period in 2017, representing a decrease of approximately $300,000 or 6.1%. Depreciation and amortization expense associated with properties sold during the first and second quarters of 2017 account for all of the decrease during the six months ended June 30, 2018 when compared to the same period in 2017.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During six months ended June 30, 2018 and 2017, management did not believe any impairment reserve was required.

Interest Expense-Series B preferred stock. The Series B Preferred Stock issued in August 2014 includes a mandatory redemption provision and therefore is treated as a liability for financial reporting purposes. The interest paid and accrued and the amortization of the deferred offering costs are considered interest expense. Interest expense, including amortization of the deferred offering costs, totaled $2.2 million for the six months ended June 30, 2018 compared to $2.8 million for the same period in 2017, a decrease of $600,000 or 21.4%. The decrease is due to the 1,000 shares redeemed during the first quarter of 2017 and fully amortizing the initial stock costs during the second quarter of 2017.  Interest paid and accrued totaled $1.1 million and $1.1 million, respectively, and the amortization of the deferred offering costs associated with that transaction totaled $38,000 and $208,000, respectively for the six months ended June 30, 2018 and 2017 and were included in interest expense-Series B preferred stock in the accompanying financial statements. There were 30,700 shares outstanding as of  June 30, 2018 and 2017.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges was $4.0 million for the six months ended June 30, 2018 when compared to $3.9 million for the same period in 2017, an increase of $100,000 or 2.6%. The increase in interest relates to the increased number of model homes and the related debt. The weighted average interest rate on our outstanding debt was 4.6 % as of June 30, 2018 compared to 4.7% as of June 30, 2017.

Gain on Sale of Real Estate Assets, net. For the six months ended June 30, 2018, the Company recognized a net gain of approximately $429,000 due to the sales of thirteen Model Home Properties. For the six months ended June 30, 2017, the Company recognized a net gain of approximately $2.0 million due to the sales of Rangewood Medical Office Building, Regatta Square Retail Center, Shoreline Medical Building and nine Model Homes. The sale of Rangewood Medical Office Building resulted in a loss of approximately $170,000. The sale of Regatta Square resulted in a gain of approximately $756,000. The sale of the Shoreline Medical Office Building resulted in a gain of approximately $1.3 million.  The sale of the nine Model Homes resulted in a gain of approximately $141,000.

Income allocated to non-controlling interests.  Income allocated to non-controlling interests for the six months ended June 30, 2018 totaled approximately $568,000 when compared to the income allocated during the six months ended June 30, 2017 of $215,000. The increase is related to the sale of thirteen Model Home Properties during the six months ended June 30, 2018 compared to seven Model Home Properties during the six months ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales and the possible sale of additional equity/debt securities. Our available liquidity at June 30, 2018 included cash, cash equivalents and restricted cash of $12.5 million. We currently do not have a revolving line of credit but have been exploring the possibilities of obtaining such a line of credit.

Our short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages and Series B preferred stock dividend payments, completing tenant improvements and paying leasing commissions.  Cash flow from operations is the primary source of funds used to meet short-term liquidity needs.

Our long-term liquidity and capital resources needs include proceeds necessary to grow and maintain our portfolio of investments, repayment of existing mortgages at their maturity date, redemption of the Series B preferred stock, improvements to existing properties including tenant improvements, paying lease commissions (not covered by lender held reserve deposits) and the payment of a competitive distribution to shareholders. On June 30, 2017, the Company exercised its option to extend the redemption date on its Series B preferred stock to August 1, 2018. In July 2018, the Company exercised its option to extend the redemption date on its Series B preferred stock to August 1, 2019.

We believe that the potential financing capital available to us in the future is sufficient to fund our long-term liquidity and capital resources needs.  We are continually reviewing our existing portfolio to determine which properties have met our short and long-term goals and reinvesting the proceeds in properties with better potential to improve performance.  We expect to obtain additional cash in connection with refinancing of mortgages in the future to meet our long-term liquidity needs.  If we are unable to arrange a line of credit, or sell securities to the public we may not be able to acquire additional properties to meet our long-term objectives.

Cash Equivalents and Restricted Cash

At June 30, 2018 and December 31, 2017, we had approximately $6.1 million and $3.8 million in cash equivalents and $6.4 million and $4.5 million of restricted cash, respectively.  Our cash equivalents and restricted cash consist of invested cash and cash in our operating accounts and are held in bank accounts at third party institutions.  During 2018 and 2017, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $2.0 million of our cash balance is intended for capital expenditures on existing properties (net of deposits held in reserve accounts by our lenders). We intend to use the remainder of our existing cash and cash equivalents for acquisitions, general corporate purposes or distributions to our stockholders

Secured Debt

As of June 30, 2018, the Company had fixed-rate mortgage notes payable in the aggregate principal amount of $139.6 million, collateralized by a total of 22 commercial properties with loan terms at issuance ranging from 5 to 20 years.  The weighted-average interest rate on the mortgage notes payable as of June 30, 2018 was approximately 4.6%, and our debt to estimated market value on these properties was approximately 53.5%.

As of June 30, 2018, the Company had 142 fixed-rate mortgage notes payable in the aggregate principal amount of $32.8 million, collateralized by a total of 142 Model Home properties. These loans generally have a term at issuance of three to five years.  The average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $231,000 and 4.2%, respectively as of June 30, 2018. Our debt to estimated value on these properties is approximately 59.4%. The Company has guaranteed these mortgages.

We have been able to refinance maturing debts before scheduled maturity dates and we have not experienced any unusual difficulties financing our acquisitions.

Cash Flows for the six months ended June 30, 2018 and June 30, 2017.

Operating Activities: Net cash provided by operating activities for the six months ended June 30, 2018 decreased by approximately $1.3 million to approximately $700,000 from net cash provided of $2.0 million for the six months ended June 30, 2017.

Investing Activities: Net cash used in investing activities during the six months ended June 30, 2018 was approximately $8.1 million compared to approximately $2.2 million of cash provided by investing activities during in the same period in 2017. During the six months ended June 30, 2018 the Company purchased twenty-six model homes for approximately $10.2 million. During the six months ended June 30, 2017 the Company purchased thirty model homes for approximately $9.7 million. During the six months ended June 30, 2017, the Company received proceeds from the sales of two medical buildings and one retail building totaling approximately $13.3 million and the sale of nine Model homes for approximately $2.5 million.

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

Financing Activities:   Net cash provided by financing activities during the six months ended June 30, 2018 was $11.6 million compared to cash used of $2.7 million for the same period in 2017 primarily due to proceeds received from new mortgage notes payable during the six months ended June 30, 2018 offset by redeeming 2,000 shares of Series B preferred stock for $2,000,000 during the six months ended June 30, 2017.

Off-Balance Sheet Arrangements

As of June 30, 2018, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

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

Modified Funds From Operations (“MFFO”) and Adjusted Modified Funds From Operations (“Adjusted MFFO”)

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above-market and below-market leases, deferred rent receivables and the adjustments of such items related to noncontrolling interests. In addition, our management uses an adjusted MFFO (“Adjusted MFFO”) as an indicator of our ongoing performance. Adjusted MFFO provides adjustments to reduce MFFO related to operating expenses that are capitalized with respect to our deferred offering costs related to the Company’s filing of a registration statement on Form S-11. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

The following table presents our FFO, MFFO and Adjusted MFFO for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(2,897,760)	$19,312	$(4,215,952)	$(994,387)
Adjustments:
Income attributable to noncontrolling interests	400,762	145,313	567,892	214,828
Depreciation and amortization	2,265,889	2,443,817	4,604,933	4,947,333
Gain on sale of real estate assets	(355,276)	(1,485,589)	(429,489)	(2,027,051)
FFO	$(586,385)	$1,122,853	$527,384	$2,140,723
Straight-line rent adjustment	(136,508)	(146,412)	(249,065)	(317,390)
Amortization of above and below market leases, net	(43,607)	(57,485)	(85,720)	(223,427)
Restricted stock compensation	153,090	136,920	306,180	273,840
Amortization of financing costs	136,918	372,043	272,989	743,291
Real estate acquisition costs	3,488	37,711	24,907	38,326
MFFO	$(473,004)	$1,465,630	$796,675	$2,655,363
Deferred offering costs	1,507,599	-	1,507,599	-
Adjusted MFFO	$1,034,595	$1,465,630	$2,304,274	$2,655,363

No conclusion or comparisons should be made from the presentation of these figures.

Same-Store Property Operating Results for the three and six months ended June 30, 2018 and 2017.

The table below presents the operating results for the Company’s commercial rental properties owned as of January 1, 2017 for each of the three and six months ended June 30, 2018 and 2017, thereby excluding the impact on our results of operations from the real estate properties acquired subsequently.  The table below excludes model home operations as the rental rates do not fluctuate during the term of the lease and there are no operating expenses. The Company believes that this type of non-GAAP financial measure, when considered with our financial statements prepared in accordance with GAAP, allows investors to better understand the Company’s operating results. Properties are included in this analysis if they were owned and operated for the entirety of both periods being compared. Further, same-property operating results is a measure for which there is no standard definition and, as such, it is not consistently defined or reported on among the Company’s peers, and thus may not provide an adequate basis for comparison between REITs.

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

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2018	2017	$	%	2018	2017	$	%
Rental revenues	$7,060,027	$7,145,085	$(85,058)	-1.2%	$14,234,873	$14,297,821	$(62,948)	-0.4%
Rental operating costs	2,713,525	2,669,968	43,557	1.6%	5,379,717	5,243,937	135,780	2.6%

Net operating income	$4,346,502	$4,475,117	$(128,615)	-2.9%	$8,855,156	$9,053,884	$(198,728)	-2.2%

Operating Ratios:
Number of same properties	22	22			22	22
Occupancy, end of period	86.3%	89.9%		-3.5%	86.3%	89.9%		-3.5%
Operating costs as a percentage of total revenues	38.4%	37.4%		1.1%	37.8%	36.7%		1.1%

Overview

Same-store property NOI decreased 2.9% and 2.2% for the three months and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017.  The decrease in NOI was primarily due to increases in rental operating costs related increases in real estate taxes in Colorado due to property value reassessments. While rental revenues declined 1.2% and 0.4% for the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017, rental rates increased as evidenced by the leasing spreads discussed below. The increases in rental rates were offset by the loss of major tenant at the Shea and World properties.

Leasing

Our same-store results are primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, we believe that the infill nature and strong demographics of our properties provide us with a strategic advantage, allowing us to maintain relatively high occupancy and increase rental rates. We have continued to see signs of improvement for many of our tenants as well as increased interest from prospective tenants for our spaces. While there can be no assurance that these positive signs will continue, we remain cautiously optimistic regarding the improved trends we have seen over the past few years. We believe the locations of our properties and diverse tenant base mitigate the potentially negative impact of a poor economic environment. However, any reduction in our tenants' abilities to pay base rent, percentage rent or other charges, may adversely affect our financial condition and results of operations.

During the quarter ended June 30, 2018, we signed 17 comparable leases (6 new leases and11 renewals) for a total of 41,808 square feet of comparable space leases, at an average rental rate increase of 1.5 % on a cash basis and an average rental increase of 5.1 % on a straight-line basis. Renewals for comparable office spaces were signed for 32,080 square feet at an average rental rate increase of 1.5% on a cash basis and increase of 6.0% on a straight-line basis. New leases for comparable office spaces were signed of 9,728 square feet at an average rental rate increase of 1.4% on a cash basis and increase of 2.3% on a straight-line basis

Impact of Downtime and Rental Rate Changes

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

31.2

Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

31.3

Certification of the Company's Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

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

Date: August 9, 2018	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

By:	/s/ Adam Sragovicz
Name:	Adam Sragovicz
Title:	Chief Financial Officer

By:	/s/ Heather L. Pittard
Name:	Heather L. Pittard
Title:	Principal Accounting Officer