Form 10-Q
period 2018-09-30
Presidio Property Trust, Inc.
filed 2018-11-14
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At November 14, 2018, registrant had issued and outstanding 17,667,857 shares of its common stock, $0.01 par value.

CAUTIONARY STATEMENTS

This report contains “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report and in our other filings with the Securities and Exchange Commission (the “SEC”). Forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, financial condition, liquidity, capital resources, cash flows, results of operations and other financial and operating information. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “should,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Important factors that may cause actual results to differ from projections include, but are not limited to:

•	adverse economic conditions in the real estate market;

•	adverse changes in the real estate financing markets;

•	our inability to raise sufficient additional capital to continue to expand our real estate investment portfolio and pay dividends to our stockholders;

•	unexpected costs, lower than expected rents and revenues from our properties, and/or increases in our operating costs;

•	inability to attract or retain qualified personnel, including real estate management personnel;

•	adverse results of any legal proceedings;

•	changes in local, regional and national economic conditions;

•	our inability to compete effectively;

•	our inability to collect rent from tenants or renew tenants’ leases;

•	defaults on or non-renewal of leases by tenants;

•	increased interest rates and operating costs;

•	decreased rental rates or increased vacancy rates;

•	changes in the availability of additional acquisition opportunities;

•	our inability to successfully complete real estate acquisitions;

•	our failure to successfully operate acquired properties and operations;

•	changes in our business strategy;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	our failure or inability to implement the recapitalization;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to qualify and maintain our status as a REIT;

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements;

•	financial market fluctuations;

•	New legislation or unexpected interpretations of existing legislation;

•	changes in real estate and zoning laws and increases in real property tax rates; and

•	additional factors discussed in our filings with the SEC.

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$39,084,687	$37,766,357
Buildings and improvements	189,036,379	183,071,686
Tenant improvements	22,843,881	21,348,989
Lease intangibles	8,996,931	9,096,793
Real estate assets and lease intangibles held for investment, cost	259,961,879	251,283,825
Accumulated depreciation and amortization	(42,894,476)	(37,143,881)
Real estate assets and lease intangibles held for investment, net	217,067,403	214,139,943
Real estate assets held for sale, net	20,299,157	20,394,001
Real estate assets, net	237,366,560	234,533,944
Cash equivalents and restricted cash	11,841,100	8,310,575
Deferred leasing costs, net	2,006,175	1,892,066
Goodwill	2,423,000	2,423,000
Other assets, net	5,994,522	7,337,280
TOTAL ASSETS	$259,631,357	$254,496,865

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$155,638,288	$144,893,113
Mortgage notes payable related to properties held for sale, net	15,193,432	15,429,624
Mortgage notes payable, net	170,831,720	160,322,737
Accounts payable and accrued liabilities	7,530,999	7,142,720
Accrued real estate taxes	2,455,397	3,013,993
Below-market leases, net	1,218,148	1,390,372
Mandatorily redeemable Series B Preferred Stock, net, $0.01 par value, $1,000 liquidating preference; shares authorized: 35,000; 30,700 and 30,700 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively, net	30,595,347	30,584,875
Total liabilities	212,631,611	202,454,697

Commitments and contingencies

Equity:
Series A Common Stock, $0.01 par value, shares authorized: 100,000,000; 17,667,857 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	176,680	176,680
Additional paid-in capital	151,121,902	151,121,902
Dividends and accumulated losses	(119,751,640)	(113,652,763)
Total stockholders' equity before noncontrolling interest	31,546,942	37,645,819
Noncontrolling interest	15,452,804	14,396,349
Total equity	46,999,746	52,042,168
TOTAL LIABILITIES AND EQUITY	$259,631,357	$254,496,865

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$7,950,356	$7,661,356	$23,740,115	$23,470,574
Fee and other income	332,246	302,118	931,736	1,257,500
Total revenue	8,282,602	7,963,474	24,671,851	24,728,074

Costs and expenses:
Rental operating costs	2,718,295	2,794,071	8,030,427	8,067,236
General and administrative	1,384,974	1,322,631	4,041,453	3,960,202
Depreciation and amortization	2,268,896	2,399,307	6,873,828	7,346,640
Impairment of real estate assets	532,951	-	532,951	-
Total costs and expenses	6,905,116	6,516,009	19,478,659	19,374,078

Other income (expense):
Interest expense-Series B preferred stock	(1,145,474)	(1,202,099)	(3,344,788)	(3,966,902)
Interest expense-mortgage notes	(2,135,614)	(1,989,053)	(6,160,456)	(5,851,865)
Interest and other income, net	8,466	10,515	2,624	25,612
Gain on sales of real estate, net	366,032	210,372	795,521	2,237,423
Deferred offering costs	-	-	(1,507,599)	-
Income tax expense	(69,683)	(53,566)	(225,341)	(154,189)
Total other expense, net	(2,976,273)	(3,023,831)	(10,440,039)	(7,709,921)

Net loss	(1,598,787)	(1,576,366)	(5,246,847)	(2,355,925)

Less: Income attributable to noncontrolling interests	(284,138)	(200,181)	(852,030)	(415,009)

Net loss attributable to Presidio Property Trust, Inc. common stockholders	$(1,882,925)	$(1,776,547)	$(6,098,877)	$(2,770,934)

Basic and diluted loss per common share	$(0.11)	$(0.10)	$(0.16)	$(0.16)
Weighted average number of common shares outstanding - basic and diluted	17,667,857	17,617,500	17,564,805	17,564,805

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

For the Nine Months Ended September 30, 2018

(Unaudited)

			Additional	Dividends and	Total	Non-
	Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2017	17,667,857	$176,680	$151,121,902	$(113,652,763)	$37,645,819	$14,396,349	$52,042,168
Net (loss) income	-	-	-	(6,098,877)	(6,098,877)	852,030	(5,246,847)
Contributions from noncontrolling interests, net of distributions paid	-	-	-	-	-	204,425	204,425
Balance, September 30, 2018	17,667,857	$176,680	$151,121,902	$(119,751,640)	$31,546,942	$15,452,804	$46,999,746

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(5,246,847)	$(2,355,925)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,873,828	7,346,640
Stock compensation	429,273	410,760
Bad debt expense	26,661	37,205
Gain on sale of real estate assets, net	(795,521)	(2,237,423)
Impairment of real estate assets	532,951
Amortization of financing costs	414,896	956,956
Amortization of above-market leases	48,938	79,013
Amortization of below-market leases	(172,223)	(240,882)
Straight-line rent adjustment	(259,600)	(452,427)
Changes in operating assets and liabilities:
Other assets	1,003,579	487,961
Accounts payable and accrued liabilities	(40,994)	267,164
Accrued real estate taxes	(558,596)	29,155
Net cash provided by operating activities	2,256,345	4,328,197
Cash flows from investing activities:
Real estate acquisitions	(15,225,886)	(16,810,985)
Additions to buildings and tenant improvements	(2,141,551)	(3,156,986)
Additions to deferred leasing costs	(582,823)	(407,653)
Proceeds from sales of real estate, net	8,404,012	16,463,558
Net cash used in investing activities	(9,546,248)	(3,912,066)
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	21,679,160	13,342,994
Repayment of mortgage notes payable	(11,063,157)	(9,656,060)
Series B preferred stock costs	-	(153,500)
Redemption of mandatorily redeemable preferred stock	-	(2,000,000)
Contributions from noncontrolling interests net of distributions paid	204,425	1,592,414
Repurchase of common stock	-	(17,394)
Dividends paid to stockholders	-	(3,620,879)
Net cash provided by (used in) financing activities	10,820,428	(512,425)

Net increase (decrease) in cash equivalents and restricted cash	3,530,525	(96,294)
Cash equivalents and restricted cash - beginning of period	8,310,575	7,387,795
Cash equivalents and restricted cash - end of period	$11,841,100	$7,291,501
Supplemental disclosure of cash flow information:
Interest paid Series B preferred stock	$3,259,317	$3,355,983
Interest paid-mortgage notes payable	$5,749,421	$5,441,424
Non-cash investing and financing activities:
Reinvestment of cash dividends	$-	$1,095,434

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2018

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
•

One hundred forty-seven model homes leased residential properties (“Model Homes”) owned through four affiliated limited partnerships and one wholly owned limited liability company (“Model Home Properties”).

The Company operates in the following partnerships during the periods covered by these condensed consolidated financial statements:

•	The Company is the sole General Partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), all with ownership in real estate income producing properties.
•

The Company is the general and limited partner in four limited partnerships that purchase Model Homes and lease them back to homebuilders (“Dubose Model Home Investors #202, LP”, “Dubose Model Homes Investors #203, LP”, “Dubose Model Homes Investors #204, LP” and “NetREIT Dubose Model Home REIT, LP”). The Company refers to these entities collectively, as the “Model Home Partnerships”.

The Company has determined that the limited partnerships in which it owns less than 100%, should be included in the Company’s consolidated financial statements as the Company directs their activities and has control of such limited partnerships.

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (“Code”), for federal income tax purposes. To maintain our qualification as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we maintain our qualification for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to maintain our qualification as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. We are subject to certain state and local income taxes.

We, together with one of our entities, have elected to treat our subsidiaries as a taxable REIT subsidiary (a “TRS”) for federal income tax purposes. Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to federal and state income taxes.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed any significant interest or penalties for tax positions by any major tax jurisdictions.

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2018.

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statement and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the three and nine months ended September 30, 2018 and 2017, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the SEC on March 20, 2018.

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

Cash Equivalents and Restricted Cash. At September 30, 2018 and December 31, 2017, we had approximately $4.7 million and $3.8 million in cash equivalents and $7.1 million and $4.5 million of restricted cash, respectively.  Our cash equivalents and restricted cash consist of invested cash and cash in our operating accounts and are held in bank accounts at third party institutions. Restricted cash consists of funds used for property taxes, insurance, capital expenditures and leasing commission.

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

Asset Impairments. We review for impairment on a property by property basis. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. The calculation of both discounted and undiscounted cash flows requires management to make estimates of future cash flows including revenues, operating expenses, required maintenance and development expenditures, market conditions, demand for space by tenants and rental rates over long periods. Since our properties typically have a long life, the assumptions used to estimate the future recoverability of book value requires significant management judgment. Actual results could be significantly different from the estimates. These estimates have a direct impact on net income because recording an impairment charge results in a negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.

Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. Although our strategy is to hold our properties over the long-term, if our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to fair value and such loss could be material.

During the three and nine months ended September 30, 2018, management estimated that the fair market value of the Waterman Plaza property was below the carrying value and an impairment of approximately $533,000 was recorded.

Fair Value Measurements.  Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•

Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

When available, we utilize quoted market prices from independent third-party sources to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of a liability in circumstances in which a quoted price in an active market for an identical liability is not available, we measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. During the three months ended September 30, 2018, the Company measured the fair value of the Waterman Plaza property on a nonrecurring basis using Level 3 inputs.

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

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

On November 17, 2016, the FASB issued ASU 2016-18, “Restricted Cash,” which requires that the statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. This standard states that transfers between cash, cash equivalents, and restricted cash are not part of the entity’s operating, investing, and financing activities. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. On January 1, 2018, the Company adopted the standard and retrospectively applied the guidance of the standard to the prior period presented, which resulted in a decrease of $417,000 in net cash provided by investing activities on its consolidated statements of cash flows for the nine months ended September 30, 2017.

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

3. RECENT REAL ESTATE TRANSACTIONS

During the nine months ended September 30, 2018, the Company acquired  thirty-nine Model Homes for approximately $15.2 million. The purchase price was paid through cash payments of approximately $4.6 million and mortgage notes of approximately $10.6 million.

During the nine months ended September 30, 2018, the Company disposed of  twenty-four model homes for approximately $9.0 million and recognized a gain of approximately $796,000 related to the sale of these Model Homes.

During the nine months ended September 30, 2017, the Company acquired forty-five model homes for approximately $16.8 million. The purchase price was paid through cash payments of approximately $5.7 million and mortgage notes of approximately $11.1 million.

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

4. REAL ESTATE ASSETS

A summary of the properties owned by the Company as of September 30, 2018 is as follows:

				Real estate
		Date		assets, net
Property Name		Acquired	Location	(in thousands)
Garden Gateway Plaza		March 2007	Colorado Springs, Colorado	$11,268
World Plaza		September 2007	San Bernardino, California	5,761
Executive Office Park		July 2008	Colorado Springs, Colorado	8,027
Waterman Plaza		August 2008	San Bernardino, California	5,000
Pacific Oaks Plaza		September 2008	Escondido, California	3,965
Morena Office Center		January 2009	San Diego, California	4,723
Genesis Plaza		August 2010	San Diego, California	8,506
Dakota Bank Buildings		May 2011	Fargo, North Dakota	9,258
Yucca Valley Retail Center	(1)	September 2011	Yucca Valley, California	6,612
Port of San Diego Complex	(1)	December 2011	San Diego, California	13,687
The Presidio		November 2012	Aurora, Colorado	6,427
Grand Pacific Center		March 2014	Bismarck, North Dakota	5,846
Union Terrace Building		August 2014	Lakewood, Colorado	8,095
Centennial Tech Center		December 2014	Colorado Springs, Colorado	13,027
Arapahoe Service Center		December 2014	Centennial, Colorado	10,380
Union Town Center		December 2014	Colorado Springs, Colorado	9,981
West Fargo Industrial		August 2015	Fargo, North Dakota	7,304
300 N.P.		August 2015	Fargo, North Dakota	3,569
Research Parkway		August 2015	Colorado Springs, Colorado	2,612
One Park Center		August 2015	Westminster, Colorado	8,538
Highland Court		August 2015	Centennial, Colorado	11,910
Shea Center II		December 2015	Highlands Ranch, Colorado	22,796
Presidio Property Trust, Inc properties				187,292
Model Home properties		2010-2018	AZ, CA, FL, IL, NC, NJ, PA, SC, TX, UT	50,075
		Total real estate assets and lease intangibles, net		$237,367

(1) Properties held for sale as of September 30, 2018.

Geographic Diversification Table

The following tables show a list of properties owned by Presidio Property Trust, Inc. grouped by state location as of September 30, 2018:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent

California	7	420,927	24.9%	$5,256,291	24.5%
Colorado	11	873,684	51.6%	12,545,307	58.5%
North Dakota	4	397,039	23.5%	3,634,145	17.0%
Total	22	1,691,650	100.0%	$21,435,743	100.0%

Model Home properties:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate of Aggregate % Annual Rent
Southwest	92	282,105	67.1%	$2,587,824	61.1%
West	3	7,854	1.9%	77,748	1.8%
Southeast	41	99,502	23.7%	1,152,624	27.2%
Midwest	3	9,458	2.2%	131,916	3.1%
East	8	21,566	5.1%	286,500	6.8%
Total	147	420,485	100.0%	$4,236,612	100.0%

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	September 30, 2018			December 31, 2017
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$5,592,418	$(3,970,544)	$1,621,875	$5,592,418	$(3,531,441)	$2,060,977
Leasing costs	3,727,331	(2,408,170)	1,319,161	3,727,332	(2,088,799)	1,638,533
Above-market leases	684,542	(296,295)	388,247	784,404	(347,218)	437,186
	$10,004,291	$(6,675,008)	$3,329,283	$10,104,154	$(5,967,458)	$4,136,696

As of September 30, 2018 and December 31, 2017, $1,007,360 and $1,007,360, respectively, of net lease intangible assets were included in real estate assets held for sale.

The net value of acquired intangible liabilities was $1,218,148 and $1,390,372 relating to below-market leases as of September 30, 2018 and December 31, 2017, respectively.

Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

Three months remaining in 2018	$303,965
Years ending December 31:
2019	885,806
2020	696,573
2021	497,459
2022	369,255
Thereafter	576,225
Total	$3,329,283

The weighted average remaining amortization period of the intangible assets as of September 30, 2018 is 2.9 years.

6. OTHER ASSETS

Other assets consist of the following:

	September 30,	December 31,
	2018	2017
Deferred rent receivable	$3,541,656	$3,227,700
Raw land	900,000	900,000
Prepaid expenses, deposits and other	485,737	1,410,363
Accounts receivable, net	436,698	1,108,110
Other intangibles, net	314,057	374,733
Notes receivable	316,374	316,374
Total other assets	$5,994,522	$7,337,280

As of December 31, 2017, there was $1.0 million of deferred offering costs related to the Company’s filing of a registration statement on Form S-11 included in other assets. Due to the uncertainty of the timing of the offering, we expensed all offering costs of approximately $1.5 million which is included in the consolidated statements of operations for the nine months ended September 30, 2018.

7.  MORTGAGE NOTES PAYABLE

Mortgage notes payable consisted of the following:

		Principal as of
		September 30,	December 31,	Loan	Interest
Mortgage note property	Notes	2018	2017	Type	Rate (1)	Maturity
Port of San Diego Complex	(5)	9,359,077	9,575,508	Fixed	4.75%	3/5/2020
Garden Gateway Plaza		6,303,202	6,445,300	Fixed	5.00%	4/5/2020
World Plaza	(6)	6,011,564	-	Variable	4.83%	6/5/2020
West Fargo Industrial		4,311,440	4,365,449	Fixed	4.79%	8/4/2020
Morena Office Center		2,102,058	2,156,479	Fixed	4.30%	6/1/2021
Waterman Plaza		3,786,784	3,850,365	Fixed	4.25%	4/29/2021
Pacific Oaks Plaza		1,429,346	1,466,351	Fixed	4.30%	6/1/2021
300 N.P.		2,354,328	2,380,703	Fixed	4.95%	6/11/2022
Highland Court		6,591,783	6,695,541	Fixed	3.82%	8/28/2022
Dakota Center		10,347,159	10,492,904	Fixed	4.74%	7/6/2024
Union Terrace Building		6,372,478	6,454,448	Fixed	4.50%	9/5/2024
The Presidio		6,000,000	6,000,000	Fixed	4.54%	12/1/2024
Centennial Tech Center		9,773,141	9,908,235	Fixed	4.43%	1/5/2025
Research Parkway		1,872,419	1,909,012	Fixed	3.94%	1/5/2025
Arapahoe Service Center		8,255,412	8,364,088	Fixed	4.34%	1/5/2025
Union Town Center		8,440,000	8,440,000	Fixed	4.28%	1/5/2025
Yucca Valley Retail Center	(5)	5,952,658	6,000,000	Fixed	4.30%	4/11/2025
Executive Office Park	(2)	4,965,346	4,151,161	Fixed	5.80%	7/1/2025
Genesis Plaza		6,500,000	6,500,000	Fixed	4.65%	8/25/2025
One Park Centre		6,601,714	6,610,000	Fixed	4.77%	9/5/2025
Shea Center II		17,727,500	17,727,500	Fixed	4.92%	1/5/2026
Bismarck Office Building	(4)	3,979,105	4,057,752	Fixed	4.02%	8/1/2037
Subtotal, Presidio Property Trust, Inc. Properties		139,036,514	133,550,796		4.58%
Model Home mortgage notes		33,585,165	28,454,883	Fixed	(3)	2019-2021
Mortgage Notes Payable		$172,621,679	$162,005,679
Unamortized loan costs		(1,789,959)	(1,682,942)
Mortgage Notes Payable, net		$170,831,720	$160,322,737

(1)  Interest rates as of September 30, 2018.

(2)  Interest rate is subject to reset on June 1, 2021 and June 1, 2024.

(3)  Each model home has a stand-alone mortgage note at interest rates ranging from 3.8% to 5.75% per annum (at September 30, 2018).

(4)  Interest rate is subject to reset on September 1, 2023 and on September 1, 2030.

(5) Properties held for sale as of September 30, 2018.

(6) Interest rate is Libor plus 2.75% or 5.75% as of September 30, 2018.

The Company is in compliance with all material conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable were as follows as of September 30, 2018:

	Presidio Property Trust, Inc.	Model Homes	Principal
	Notes Payable	Notes Payable	Payments
Three months remaining in 2018	$537,754	$314,997	$852,751
Years ending December 31:
2019	2,307,005	12,265,710	$14,572,715
2020	27,187,327	11,192,731	$38,380,058
2021	14,518,280	9,811,727	$24,330,007
2022	10,154,452	-	$10,154,452
Thereafter	84,331,696	-	$84,331,696
Total	$139,036,514	$33,585,165	$172,621,679

8.  SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK

In August 2014, the Company closed on a private placement offering of its mandatorily redeemable Series B Preferred Stock (“Series B Preferred Stock”). The financing, was funded in installments and completed on December 24, 2015. As of December 31, 2015, the Company had issued 35,000 shares of its Series B Preferred Stock. The Company has classified the Series B Preferred Stock as a liability in accordance with ASC Topic No. 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the accompanying consolidated statements of operations.

The Series B preferred stock has a $0.01 par value and a $1,000 liquidation preference. The Series B preferred stock shall be redeemed through a cash payment of the face value of the shares outstanding at redemption. The preferred return on the funds invested is 14% and shall be paid on a monthly basis. The Series B Preferred Stock was scheduled to be redeemed on August 1, 2017; however, the Company had two one year options to extend the redemption date. On June 30, 2017, the Company exercised its option to extend the redemption date to August 1, 2018 and paid an extension fee of $153,500. The Company paid an additional $153,500 to exercise its option to extend the redemption date to August 1, 2019 in July 2018. The Company incurred approximately $3.1 million in legal and underwriting costs related to this transaction. These costs have been recorded as deferred financing costs on the accompanying consolidated balance sheets as a direct deduction from the carrying amount of that debt liability and are being amortized over the term of the agreement. Amortization expense totaling approximately $47,000 and $86,000 was included in interest expense for the three and nine months ended September 30, 2018, respectively, in the accompanying condensed consolidated statements of operations. The unamortized deferred costs totaled $105,000 and $115,000 as of September 30, 2018 and December 31, 2017.

During 2017, the Company redeemed 1,000 shares in March and 1,000 shares in May for a total of $2.0 million. As of September 30, 2018 and December 31, 2017, the remaining outstanding number of shares was 30,700.

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

Common Stock. The Company is authorized to issue up to 100,000,000 shares of Series A Common Stock $0.01 par value (“Series A Common Stock”) and 1,000 shares of Series B Common Stock $0.01 (“Series B Common Stock”) par value. The Series A Common Stock and the Series B Common Stock have identical rights, preferences, terms and conditions except that the holders of Series B Common Stock are not entitled to receive any portion of Company assets in the event of Company liquidation. There have been no shares of Series B Common Stock issued. Each share of Series A Common Stock and Series B Common Stock entitles the holder to one vote. The Series A Common Stock and Series B common stock is not subject to redemption and does not have any preference, conversion, exchange or pre-emptive rights. The articles of incorporation contain a restriction on ownership of the common stock that prevents one person from owning more than 9.8% of the outstanding shares of common stock.

In October 2006, the Company commenced a private placement offering of its Series A Common Stock. Through December 31, 2011 when the offering was closed, the Company conducted a self-underwritten private placement offering and sale of 20,000,000 shares of its Series A Common Stock at a price of $10 per share. This offering was made only to accredited investors (and up to thirty-five non-accredited investors) pursuant to an exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. No active market currently exists for the securities sold under this offering.

Cash Dividends. We suspended the payment of dividends during the third quarter of 2017 and no dividends were declared or paid during the fourth quarter of 2017 or during the nine months ended September 30, 2018. During the nine months ended September 30, 2017 the Company paid cash dividends, net of reinvested stock dividends, of approximately $3,621,000 or at a rate of $0.10 per share on a quarterly basis.

Dividend Reinvestment Plan. The Company has adopted a distribution reinvestment plan (“Plan) that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of Company common stock. The Company has registered 3,000,000 shares of common stock pursuant to the Plan. The Plan became effective on January 23, 2012. The purchase price per share used in the past was 95% of the price the Company was formerly selling its shares or $9.50 per share. No sales commission or dealer manager fee were paid on shares sold through the Plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all participants at least thirty (30) days prior to such record date. As of September 30, 2018 approximately $17.4 million or approximately 1,834,147 shares of common stock have been issued under the Plan to date. No shares were issued under the Plan during the nine months ended September 30, 2018.

10.  RELATED PARTY TRANSACTIONS

The Company leases a portion of its corporate headquarters at Pacific Oaks Plaza in Escondido, California to entities 100% owned by the Company’s Chairman and Chief Executive Officer. Rental income recorded for the three and nine months ended September 30, 2018 and 2017 totaled $7,000 and $7,000, respectively and $21,000 and $21,000, respectively.

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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Office/Industrial Properties:
Rental, fee and other income	$6,118,429	$5,924,773	$18,333,962	$18,703,971
Property and related expenses	(2,348,532)	(2,413,777)	(7,005,628)	(6,928,015)
Net operating income, as defined	3,769,896	3,510,996	11,328,334	11,775,956
Model Home Properties:
Rental, fee and other income	1,211,327	983,426	3,504,983	2,790,032
Property and related expenses	(44,704)	(35,239)	(132,055)	(109,233)
Net operating income, as defined	1,166,623	948,187	3,372,928	2,680,799
Retail Properties:
Rental, fee and other income	952,846	1,055,177	2,832,906	3,234,071
Property and related expenses	(325,058)	(344,957)	(892,746)	(1,029,987)
Net operating income, as defined	627,788	710,220	1,940,160	2,204,083
Reconciliation to net loss:
Total net operating income, as defined, for reportable segments	5,564,308	5,169,403	16,641,422	16,660,838
General and administrative expenses	(1,384,974)	(1,322,631)	(4,041,453)	(3,960,202)
Depreciation and amortization	(2,268,896)	(2,399,307)	(6,873,828)	(7,346,640)
Interest expense	(3,281,088)	(3,191,152)	(9,505,244)	(9,818,767)
Other expense	8,466	10,515	2,624	25,612
Deferred offering costs	-	-	(1,507,599)	-
Income tax expense	(69,683)	(53,566)	(225,341)	(154,189)
Impairment of real estate assets	(532,951)	-	(532,951)	-
Gain on sale of real estate	366,032	210,372	795,521	2,237,423
Net loss	$(1,598,787)	$(1,576,366)	$(5,246,847)	$(2,355,925)

	September 30,	December 31,
Assets by Reportable Segment:	2018	2017

Office/Industrial Properties:
Land, buildings and improvements, net (1)	$157,324,874	$160,422,469
Total assets (2)	$157,667,998	$163,041,049
Model Home Properties:
Land, buildings and improvements, net (1)	$50,075,254	$43,245,832
Total assets (2)	$50,284,837	$44,782,943
Retail Properties:
Land, buildings and improvements, net (1)	$30,499,383	$30,865,644
Total assets (2)	$31,365,922	$32,534,890
Reconciliation to Total Assets:
Total assets for reportable segments	$239,318,757	$240,358,882
Other unallocated assets:
Cash equivalents and restricted cash	11,841,100	8,310,575
Other assets, net	8,471,501	5,827,408
Total Assets	$259,631,357	$254,496,865

(1)  Includes lease intangibles and the land purchase option related to property acquisitions.

(2)  Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other      related intangible assets, all shown on a net basis.

Capital Expenditures by Reportable Segment
	For the Nine Months Ended September 30,
	2018	2017
Office/Industrial Properties:
Capital expenditures and tenant improvements	$2,122,291	$3,115,489

Model Home Properties:
Acquisition of operating properties	15,225,886	16,810,985

Retail Properties:
Capital expenditures and tenant improvements	19,260	41,497

Totals:
Acquisition of operating properties, net	15,225,886	16,810,985
Capital expenditures and tenant improvements	2,141,551	3,156,986
Total real estate investments	$17,367,437	$19,967,971

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our financial statements and should be read in conjunction with the financial statements, footnotes and to Cautionary Statements appearing elsewhere in this report.

OVERVIEW

The Company operates as a self-managed and self-administered real estate investment trust, or REIT.  In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” The Company acquires, owns and manages a geographically diversified portfolio of real estate assets including office, industrial retail and model home leased residential properties located throughout the United States. As of September 30, 2018, the Company owned or had an equity interest in:

•	Fifteen office buildings and two industrial properties (“Office/Industrial Properties”) which total approximately 1,463,390 rentable square feet,
•	Four retail shopping centers and one mixed use property (“Retail Properties”) which total approximately 228,260 rentable square feet, and
•	One hundred forty-seven Model Homes owned by four affiliated limited partnerships and one wholly-owned limited liability company (“Model Home Properties”).

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

Most of our office, industrial, retail and mixed-use properties are leased to a variety of tenants ranging from small businesses to large public companies, many of which do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, net leases that require tenants to pay all of the operating expense triple net leases or pay increases in operating expenses over specific base years. Decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have a negative effect on our future financial condition, results of operations and cash flow.

Our Model Homes are typically leased for two to three years to the homebuilder under a triple net lease.  Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property.  We seek to diversify our portfolio by commercial real estate segments to reduce the adverse effect of a single under-performing segment, geographic market and/or tenant. We further supplement this at the tenant level through our credit review process, which varies by tenant class.  For example, our commercial and industrial tenants tend to be corporations or individual owned businesses.  In these cases, we typically obtain financial records, including financial statements and tax returns, and run credit reports for any prospective tenant to support our decision to enter into a rental arrangement. We also typically obtain security deposits from these commercial entities. Our Model Home tenants are typically substantial homebuilders with established credit histories. These business tenants are subject to financial review and analysis prior to entering into a sale-leaseback transaction. Our ownership of the underlying property provides a further means of avoiding significant credit losses.

SIGNIFICANT TRANSACTIONS IN 2018 AND 2017

Acquisitions

•

The Company acquired thirty-nine Model Homes and leased them back to the homebuilders during the nine months ended September 30, 2018.  The purchase price for the properties was approximately $15.2 million and was paid through cash payments of approximately $4.6 million and mortgage notes of approximately $10.6 million.

•

The Company acquired forty-five Model Home properties and leased them back to the homebuilders during the nine months ended September 30, 2017. The purchase price for the properties was $16.8 million. The purchase price paid was through cash payments of $5.8 million and mortgage notes of $11.0 million.

Dispositions - We review our portfolio of investment properties for value appreciation potential on an ongoing basis, and dispose of any properties that no longer satisfy our requirements in this regard. The proceeds from any such property sale, after repayment of any associated mortgage, are available for investing in properties that we believe will have a much greater likelihood of future price appreciation, and for general corporate purposes. We disposed of the following properties during the nine months ended September 30, 2018 and 2017:

•

During the nine months ended September 30, 2018, the Company disposed of twenty-four Model Homes for approximately $9.0 million and recognized a gain of approximately $796,000 related to the sale of these Model Homes.

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

ECONOMIC ENVIRONMENT

In one of the longest expansions on record, the United States continues to expand its economy. GDP growth in the third quarter of 2018 was estimated at an annual rate of 3.5%. The Federal Reserve has remained optimistic about the United States’ economic outlook across many sectors, although it has noted an increase in energy prices as an inflation risk.

The U.S. labor market remains strong, with an unemployment rate of 3.6% as of September 30, 2018. Unemployment in the office-using sector of professional and business services was even lower, at 3.2%, as of September 30, 2018, and that could lead to continued strength in the commercial real estate segment. National vacancy rates for the office sector of commercial real estate decreased to 12.8% as of September 30, 2018. During the third quarter of 2018, net absorption in the U.S. office market was approximately 11.0 million square feet.

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

In addition, management evaluates the results of our operations of our portfolio and individual properties with a primary focus on increasing and enhancing the value, quality and quantity of properties in our real estate holdings. Management focuses its efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals and rental rates. Properties that have reached goals in occupancy and rental rates are evaluated for potential added value appreciation and, if lacking such potential, are sold with the equity reinvested in properties that have better potential without foregoing cash flow.  Our ability to increase assets under management is affected by our ability to raise borrowings and/or capital, coupled with our ability to identify appropriate investments.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017.

Revenues.  Total revenue was $8.3 million for the three months ended September 30, 2018 compared to $8.0 million for the same period in 2017, an increase of $300,000 or 3.8%. The increase in revenue as reported for the three  month period in 2018 as compared to 2017 is due a $230,000 increase in rent from model home properties due to the increase in inventory and a $220,000 increase in recovery revenue from increases in property taxes in Colorado offset by a decrease in straight-line rent adjustments .

Rental Operating Costs.  Rental operating costs remained consistent at $2.7 million and $2.8 million for the three months ended September 30, 2018 and 2017, respectively.  Rental operating costs as a percentage of total revenue was 32.5% and 35.0% for the three months ended September 30, 2018 and 2017, respectively.

General and Administrative Expenses. G&A expenses remained largely stable at $1.4 million and $1.3 million for the three months ended September 30, 2018 and 2017, respectively.  G&A expenses as a percentage of total revenue was 16.9% and 16.3% for three months ended September 30, 2018 and 2017, respectively.

Depreciation and Amortization. Depreciation and amortization expense totaled approximately $2.3 million for the three months ended September 30, 2018, compared to approximately $2.4 million for the same period in 2017, representing a decrease of approximately $100,000 or 4.2%. Amortization expense associated with intangible assets that became fully amortized during 2017 account for all of the decrease during the three months ended September 30, 2018 when compared to the same period in 2017.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During three months ended September 30, 2018, management estimated that the fair market value of the Waterman Plaza property was below the carrying value and an impairment of approximately $533,000 was recorded.  There were no impairments during the three months ended September 30, 2017.

Interest Expense-Series B preferred stock. The Series B Preferred Stock issued in August 2014 includes a mandatory redemption provision and therefore is treated as a liability for financial reporting purposes. The interest paid and accrued and the amortization of the deferred offering costs are considered interest expense. Interest expense, including amortization of the deferred offering costs, totaled $1.1 million for the three months ended September 30, 2018 compared to $1.2 million for the same period in 2017, a decrease of $100,000 or 8.3%. The decrease is due to fully amortizing the initial stock costs during the third quarter of 2017.  Interest paid and accrued totaled $1.1 million and $1.1 million, respectively, and the amortization of the deferred offering costs associated with that transaction totaled $47,000 and $104,000, respectively for the three months ended September 30, 2018 and 2017 and were included in interest expense-Series B Preferred Stock in the accompanying financial statements. There were 30,700 shares outstanding as of September 30, 2018 and 2017.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges was $2.0 million for the three months ended September 30, 2018 when compared to $1.9 million for the same period in 2017, an increase of $100,000 or 5.3%. The increase in interest relates to the increased number of model homes and the related debt. The weighted average interest rate on our outstanding debt was 4.6% as of September 30, 2018 compared to 4.7% as of September 30, 2017.

Gain on Sale of Real Estate Assets, net. For the three months ended September 30, 2018, the Company recognized a net gain of approximately $366,000 due to the sales of eleven Model Homes. For the three months ended September 30, 2017, the Company recognized a net gain of $210,000 from the sale of five Model Homes.

Income allocated to non-controlling interests.  Income allocated to non-controlling interests for the three months ended September 30, 2018 totaled approximately $284,000 when compared to the income allocated during the three months ended September 30, 2017 of $200,000. The increase is related to the sale of eleven Model Home Properties during the three months ended September 30, 2018 compared to five Model Home Properties during the three months ended September 30, 2017.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017.

Revenues.  Total revenue remained consistent at $24.7 million for the nine months ended September 30, 2018 and 2017. Occupancy as of September 30, 2018 was approximately 85.0% and 89.1% as of September 30, 2017. While occupancy declined slightly, rental rates increased as evidenced by the leasing activity in the same-store section of this document, resulting in consistent results of revenues.

Rental Operating Costs.  Rental operating costs remained stable at $8.0 million and $8.1 million for the nine months ended September 30, 2018 and 2017, respectively.  Rental operating costs as a percentage of total revenue was 32.4% and 32.8% for the nine months ended September 30, 2018 and 2017, respectively.

General and Administrative Expenses. G&A expenses remained stable at $4.0 million for the nine months ended September 30, 2018 and 2017.  G&A expenses as a percentage of total revenue was 16.2% for nine months ended September 30, 2018 and 2017.

Depreciation and Amortization. Depreciation and amortization expense totaled approximately $6.9 million for the nine months ended September 30, 2018, compared to approximately $7.3 million for the same period in 2017, representing a decrease of approximately $400,000 or 5.5%.  Amortization expense associated with fully amortized intangibles during 2017 account for all of the decrease during the nine months ended September 30, 2018 when compared to the same period in 2017.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During nine months ended September 30, 2018, management estimated that the fair market value of the Waterman Plaza property was below the carrying value and an impairment of approximately $533,000 was recorded.  There were no impairments during the nine months ended September 30, 2017.

Interest Expense-Series B preferred stock. The Series B Preferred Stock issued in August 2014 includes a mandatory redemption provision and therefore is treated as a liability for financial reporting purposes. The interest paid and accrued and the amortization of the deferred offering costs are considered interest expense. Interest expense, including amortization of the deferred offering costs, totaled $3.4 million for the nine months ended September 30, 2018 compared to $4.0 million for the same period in 2017, a decrease of $600,000 or 15.0%. The decrease is due to fully amortizing the initial stock costs during the third quarter of 2017.  Interest paid and accrued totaled $3.3 million and $3.3 million, respectively, and the amortization of the deferred offering costs associated with that transaction totaled $85,000 and $611,000, respectively for the nine months ended September 30, 2018 and 2017 and were included in interest expense-Series B Preferred Stock in the accompanying financial statements. There were 30,700 shares outstanding as of September 30, 2018 and 2017.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges was $6.2 million for the nine months ended September 30, 2018 when compared to $5.9 million for the same period in 2017, an increase of $300,000 or 5.1%. The increase in interest relates to the increased number of model homes and the related debt. The weighted average interest rate on our outstanding debt was 4.6 % as of September 30, 2018 compared to 4.7% as of September 30, 2017.

Gain on Sale of Real Estate Assets, net. For the nine months ended September 30, 2018, the Company recognized a net gain of approximately $795,000 due to the sales of twenty-four Model Homes. For the nine months ended September 30, 2017, the Company recognized a net gain of approximately $2.3 million due to the sales of Rangewood Medical Office Building, Regatta Square Retail Center, Shoreline Medical Building and fourteen Model Homes. The sale of Rangewood Medical Office Building resulted in a loss of approximately $170,000. The sale of Regatta Square Retail Center resulted in a gain of approximately $756,000. The sale of the Shoreline Medical Office Building resulted in a gain of approximately $1.3 million.  The sale of the fourteen Model Homes resulted in a gain of approximately $350,000.

Income allocated to non-controlling interests.  Income allocated to non-controlling interests for the nine months ended September 30, 2018 totaled approximately $852,000 when compared to the income allocated during the nine months ended September 30, 2017 of $415,000.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales and the possible sale of additional equity/debt securities. Our available liquidity at September 30, 2018 included cash, cash equivalents and restricted cash of $11.8 million. We currently do not have a revolving line of credit but have been exploring the possibilities of obtaining such a line of credit.

Our short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages and Series B preferred stock dividend payments, completing tenant improvements and paying leasing commissions.  Cash flow from operations is the primary source of funds used to meet short-term liquidity needs. Additionally, proceeds from the sales of properties may comprise an important source of liquidity. The Series B Preferred Stock redemption date is August 1, 2019.

Our long-term liquidity and capital resources needs include proceeds necessary to grow and maintain our portfolio of investments, repayment of existing mortgages at their maturity date, redemption of the Series B Preferred Stock, improvements to existing properties including tenant improvements, paying lease commissions (not covered by lender held reserve deposits) and the payment of a competitive distribution to stockholders. On June 30, 2017, the Company exercised its option to extend the redemption date on its Series B Preferred Stock to August 1, 2018. In July 2018, the Company exercised its option to extend the redemption date on its Series B Preferred Stock to August 1, 2019.

We believe that the potential financing capital available to us in the future would be sufficient to fund our long-term liquidity and capital resources needs.  We are continually reviewing our existing portfolio to determine which properties have met our short and long-term goals and reinvesting the proceeds in properties with better potential to improve performance.  We expect to obtain additional cash in connection with refinancing of mortgages in the future to meet our long-term liquidity needs.  If we are unable to arrange a line of credit, or sell securities to the public we may not be able to acquire additional properties to meet our long-term objectives.

Cash Equivalents and Restricted Cash

At September 30, 2018 and December 31, 2017, we had approximately $4.7 million and $3.8 million in cash equivalents and $7.1 million and $4.5 million of restricted cash, respectively.  Our cash equivalents and restricted cash consist of invested cash and cash in our operating accounts and are held in bank accounts at third party institutions.  During 2018 and 2017, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $2.0 million of our cash balance is intended for capital expenditures on existing properties (net of deposits held in reserve accounts by our lenders). We intend to use the remainder of our existing cash and cash equivalents for acquisitions, general corporate purposes or distributions to our stockholders

Secured Debt

As of September 30, 2018, the Company had fixed-rate mortgage notes payable in the aggregate principal amount of $139.0 million, collateralized by a total of 22 commercial properties with loan terms at issuance ranging from 5 to 20 years.  The weighted-average interest rate on the mortgage notes payable as of September 30, 2018 was approximately 4.6%, and our debt to estimated market value on these properties was approximately 56.0%.

As of September 30, 2018, the Company had 145 fixed-rate mortgage notes payable in the aggregate principal amount of $33.6  million, collateralized by a total of 145 Model Home properties. These loans generally have a term at issuance of three to five years.  The average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $232,000 and 5.2%, respectively as of September 30, 2018. Our debt to estimated value on these properties is approximately 61.7%. The Company has guaranteed these mortgages.

We have been able to refinance maturing debts before scheduled maturity dates and we have not experienced any unusual difficulties financing our acquisitions.

Cash Flows for the nine months ended September 30, 2018 and September 30, 2017.

Operating Activities: Net cash provided by operating activities for the nine months ended September 30, 2018 decreased by approximately $2.0 million to approximately $2.3 million from net cash provided of $4.3 million for the nine months ended September 30, 2017. The decrease is due to increases in property taxes and changes in timing of payments.

Investing Activities: Net cash used in investing activities during the nine months ended September 30, 2018 was approximately $9.5 million compared to approximately $3.9 million of cash provided by investing activities during in the same period in 2017. During the nine months ended September 30, 2018 the Company purchased thirty-nine Model Homes for approximately $15.2 million. During the nine months ended September 30, 2017 the Company purchased forty-five Model Homes for approximately $16.8 million.  During the nine months ended September 30, 2017, the Company received proceeds from the sales of two medical buildings and one retail building totaling approximately $13.3 million and the sale of fourteen Model Homes for approximately $3.2 million.

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

Financing Activities:   Net cash provided by financing activities during the nine months ended September 30, 2018 was $10.8 million compared to cash used of $510,000 for the same period in 2017 primarily due to proceeds received from new mortgage notes payable during the nine months ended September 30, 2018 offset by redeeming 2,000 shares of Series B Preferred Stock for $2,000,000 during the nine months ended September 30, 2017.

Off-Balance Sheet Arrangements

As of September 30, 2018, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

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

The following table presents our FFO, MFFO and Adjusted MFFO for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(1,882,925)	$(1,776,547)	$(6,098,877)	$(2,770,934)
Adjustments:
Income attributable to noncontrolling interests	284,138	200,181	852,030	415,009
Depreciation and amortization	2,268,896	2,399,307	6,873,828	7,346,640
Impairment of real estate assets	532,951	-	532,951	-
Gain on sale of real estate assets	(366,032)	(210,372)	(795,521)	(2,237,423)
FFO	$837,028	$612,569	$1,364,412	$2,753,292
Straight-line rent adjustment	(136,508)	(135,037)	(249,065)	(452,427)
Amortization of above and below market leases, net	(43,607)	(49,769)	(85,720)	(161,869)
Restricted stock compensation	153,090	136,920	306,180	410,760
Amortization of financing costs	136,918	213,667	272,989	956,957
Real estate acquisition costs	3,488	28,028	24,907	66,355
MFFO	$950,409	$806,378	$1,633,703	$3,573,068
Deferred offering costs	-	-	1,507,599	-
Adjusted MFFO	$950,409	$806,378	$3,141,301	$3,573,068

No conclusion or comparisons should be made from the presentation of these figures.

Same-Store Property Operating Results for the three and nine months ended September 30, 2018 and 2017.

The table below presents the operating results for the Company’s commercial properties owned as of January 1, 2017 for each of the three and nine months ended September 30, 2018 and 2017, thereby excluding the impact on our results of operations from the real estate properties acquired subsequently.  The table below excludes model home operations as the rental rates do not fluctuate during the term of the lease and there are no operating expenses. The Company believes that this type of non-GAAP financial measure, when considered with our financial statements prepared in accordance with GAAP, allows investors to better understand the Company’s operating results. Properties are included in this analysis if they were owned and operated for the entirety of both periods being compared. Further, same-property operating results is a measure for which there is no standard definition and, as such, it is not consistently defined or reported on among the Company’s peers, and thus may not provide an adequate basis for comparison between REITs.

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

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2018	2017	$	%	2018	2017	$	%
Rental revenues	$7,147,893	$7,053,463	$94,430	1.3%	$21,382,767	$21,351,285	$31,482	0.1%
Rental operating costs	2,780,045	2,870,376	(90,331)	(3.1)%	8,159,762	8,114,313	45,449	0.6%

Net operating income	$4,367,848	$4,183,087	$184,761	4.4%	$13,223,005	$13,236,972	$(13,967)	-0.1%

Operating Ratios:
Number of same properties	22	22			22	22
Occupancy, end of period	85.0%	89.1%		-4.1%	85.0%	89.1%		-4.1%
Operating costs as a percentage of total revenues	38.9%	36.4%		2.4%	38.2%	33.8%		4.3%

Overview

Same-store property NOI increased 4.4% and decreased -.01% for the three months and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017.  The increase in the three month period was due to increases in rental rates. The decrease in NOI for the nine month period was primarily due to increases in rental operating costs related increases in real estate taxes in Colorado due to property value reassessments. Rental revenues increased 1.3% and 0.1% for the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017, as did rental rates as evidenced by the leasing spreads discussed below.

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

During the quarter ended September 30, 2018, we signed 13 comparable leases (3 new leases and10 renewals) for a total of 73,210 square feet of comparable space leases, at an average rental rate increase of 10.9 % on a cash basis and an average rental increase of 13.0 % on a straight-line basis. Renewals for comparable office spaces were signed for 67,883 square feet at an average rental rate increase of 11.3% on a cash basis and increase of 12.9% on a straight-line basis. New leases for comparable office spaces were signed of 5,327 square feet at an average rental rate increase of 7.1% on a cash basis and increase of 14.4% on a straight-line basis

Impact of Downtime and Rental Rate Changes

The downtime between a lease expiration and a new lease commencement, typically ranging from 6-24 months, can negatively impact total NOI and same-store property NOI.   In addition, office leases, both new and lease renewals typically contain upfront rental and or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced. If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs can also negatively impact total NOI and same-store property NOI comparisons. Most of our leases were less than seven years and therefore the rental rate roll downs should not have a significant effect on future years. Our geographically diverse portfolio model results in rent roll ups that can fluctuate widely on a market by market basis; however, given the large volume of leasing activity over the last several years, we estimate that our portfolio, taken as a whole, is currently at market.  Total NOI and same-store property NOI comparisons for any given period may still fluctuate as a result of rent roll ups and roll downs, however, depending on the leasing activity in individual geographic markets during the respective period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

31.2

Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

31.3

Certification of the Company's Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

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

Date: November 14, 2018	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

By:	/s/ Adam Sragovicz
Name:	Adam Sragovicz
Title:	Chief Financial Officer

By:	/s/ Heather L. Pittard
Name:	Heather L. Pittard
Title:	Principal Accounting Officer