Form 10-K
period 2018-12-31
Presidio Property Trust, Inc.
filed 2019-03-25
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-53673

Presidio Property Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	33-0841255
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4995 Murphy Canyon Road, Suite 300 San Diego, CA	92123
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes  ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☒    Yes  ☐    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒    Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

At March 22, 2019, registrant had issued and outstanding 17,709,883 shares of its common stock $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Presidio Property Trust’s Annual Meeting currently scheduled to be held on May 23, 2019 to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

PRESIDIO PROPERTY TRUST, INC.

FORM 10-K – ANNUAL REPORT

For the year ended December 31, 2018

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
•

our inability to raise sufficient additional capital to continue to expand our real estate investment portfolio, payr our mandatorily redeemable Series B Preferred Stock and pay dividends to our shareholders;

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

ITEM 1.

OVERVIEWAND CORPORATE STRUCTURE

Presidio Property Trust, Inc. (“we”, “our”, “us” or the “Company”) is a self-managed real estate investment trust (“REIT”). We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” As of December 31, 2018, we had approximately 17.7 million shares of Series A Common Stock outstanding with approximately 3,040 stockholders, none of which owned more than 5.0% of the outstanding shares. We are a non-traded, publicly owned company registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Through the Company, its subsidiaries and its partnerships, we own 18 commercial properties in fee interest and have partial interests in one commercial property through our investments in limited partnerships for which we serve as the general partner. We purchased the partnership interest in one limited partnership that owned one property during 2016. Each of the limited partnerships is referred to as a “DownREIT.” In each DownREIT, we have the right, through put and call options, to require our co-investors to exchange their interests for shares of our common stock at a stated price after a defined period (generally five years from the date they first invested in the entity’s real property), the occurrence of a specified event or a combination thereof. The Company is a limited partner in four partnerships and one limited liability corporation that purchase and leaseback model homes from homebuilders.

MARKET AND BUSINESS STRATEGY

The Company invests in a diverse multi-tenant portfolio of real estate assets. Beginning in 2015, we began to focus our commercial portfolio primarily on office and industrial properties (“Office/Industrial Properties”) and model homes (“Model Home Properties”), and have been managing the portfolio to transition out of retail properties. Our commercial properties are currently located in Southern California, Colorado and North Dakota. Our commercial property tenant base is highly diversified and consists of approximately 223 individual commercial tenants with an average remaining lease term of approximately 1.1 years as of December 31, 2018. As of December 31, 2018, one commercial tenant represented more than 5.0% of our annualized base rent, while our ten largest tenants represented approximately 28.3% of our annualized base rent. In addition, our commercial property tenant base has limited exposure to any single industry.

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

RECENT DEVELOPMENTS

Significant Transactions in 2018 and 2017

Acquisitions

•

We acquired 45 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2018. The purchase price for the properties was $17.3 million. The purchase price consisted of cash payments of $5.2 million and mortgage notes of $12.1 million.

•

We acquired 47 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2017. The purchase price for the properties was $17.6 million. The purchase price consisted of cash payments of $5.9 million and mortgage notes of $11.7 million.

Dispositions

We review our portfolio of investment properties for value appreciation potential on an ongoing basis, and dispose of any properties that no longer satisfy our requirements in this regard, taking into account tax and other considerations. The proceeds from any such property sale, after repayment of any associated mortgage, are available for investing in properties that we believe will have a greater likelihood of future price appreciation. We disposed of the following properties during the years ended December 31, 2018 and 2017:

•	In December 2018, we sold the following:
o	Port of San Diego Complex for approximately $24.8 million and recognized a gain of approximately $10.0 million.
o	Yucca Valley Retail Center for approximately $7.8 million and recognized a gain of approximately $1.4 million.
o	Pacific Oaks Plaza for approximately $3.9 million and recognized a loss of approximately $232,000.
•	During the year ended December 31, 2018, we disposed of 33 model homes for approximately $12.6 million and recognized a gain of approximately $988,000.
•	In April 2017, we sold the Shoreline Medical Building for approximately $8.2 million and recognized a gain of approximately $1.3 million.
•	In March 2017, we sold the Regatta Square Retail Center for approximately $3.0 million and recognized a gain of approximately $756,000.
•	In February 2017, we sold the Rangewood Medical Building for approximately $2.2 million and recognized a loss of approximately $170,000.
•	During the year ended December 31, 2017, we disposed of 23 model homes for approximately $9.8 million and recognized a gain of approximately $735,000.

Model Home Properties

Our Model Home properties are located in 10 states throughout the United States. As of December 31, 2018, we owned 144 model homes with a net book value of approximately $48.8 million.

NetREIT Dubose Model Home REIT, Inc. (“NetREIT Dubose”) is engaged in the business of acquiring model homes from third party homebuilders in sale-leaseback transactions whereby a homebuilder sells the Model Home to NetREIT Dubose and leases back the Model Home under a triple net lease (“NNN”) for use in marketing its residential development. Our Model Home business was started in March 2010 through the acquisition of certain assets and rights from Dubose Model Homes USA. Subsequent to its formation, NetREIT Dubose raised $10.6 million pursuant to a private placement of its common stock (the private placement terminated on December 31, 2013). As of December 31, 2018, the Company has a net investment of $1.2 million in NetREIT Dubose through the purchase of common stock. We owned approximately 27.2% of NetREIT Dubose as of December 31, 2018.

We operate four limited partnerships in connection with NetREIT Dubose, Dubose Model Home Investors #202, LP (“DMHI #202”), Dubose Model Home Investors #203, LP (“DMHI #203”), Dubose Model Home Investors #204, LP (“DMHI #204”) and NetREIT Dubose Model Home REIT, LP. The limited partnerships typically raise private equity to invest in Model Home Properties and lease them back to the homebuilders. As of December 31, 2018 the Company owned:

•	10.3% of DMHI #202. The partnership raised $2.9 million, including our investment. This partnership was formed to raise up to $5.0 million through the sale of units.
•	2.3% of DMHI #203. The partnership raised $2.2 million, including our investment. This partnership was formed to raise up to $5.0 million through the sale of units.
•	3.6% of DMHI #204. The partnership raised $2.8 million, including our investment. This partnership was formed to raise up to $5.0 million through the sale of units.
•	100% of NetREIT Model Homes, LLC.

NetREIT Dubose owned 100 % of NetREIT Dubose Model Home REIT LP.

We provide management services to our limited partnerships through NetREIT Advisors, LLC (“NetREIT Advisors”) and Dubose Advisors LLC (“Dubose Advisors”). These entities are 100% owned subsidiaries and are referred to collectively as the (“Advisors”). For their services, each of the Advisors receives ongoing management fees, acquisition fees and has the right to receive certain other fees when a partnership sells or otherwise disposes of a Model Home. NetREIT Advisors manages NetREIT Dubose and NetREIT Model Homes, LLC and Dubose Advisors manages DMHI #202, DMHI #203 and DMHI #204.

Use of Leverage

The Company’s 16,900 shares of Series B Preferred Stock are mandatorily redeemable by the Company on August 1, 2019 (“Mandatory Redemption Date”) for $16.9 million in cash plus any accrued and unpaid interest. As of December 31, 2018 the Company did not have sufficient cash on hand and is not expected to generate enough cash to redeem such shares. It is management’s intent to obtain additional borrowing under secured or unsecured indebtedness, sell properties, or reduce the rate of distributions to the stockholders in order to obtain proceeds sufficient to settle this obligation. Under the terms of our Series B Preferred Stock financing, if there is an event of default, the investor may exercise various remedies, including a change of control via replacing a majority of the Board of Directors. If we fail to comply with the payment obligations, then we may trigger an event of default.  The terms of our Series B Preferred Stock financing (“Investor Agreement”) provide that, upon the occurrence of an event of default (including a failure to comply with payment obligations), the investor will have the right to take the unilateral action to, or cause the Company to, among other things:

•	Replace property managers and leasing agents;
•	Following 180 days after the Mandatory Redemption Date, sell any property of the Company, except as otherwise required under applicable law;
•	Implement all major decisions listed above and in the Investor Agreement, except as otherwise required under applicable law;
•	Refinance, repay or prepay any senior loans of the Company;
•	Cure any default under any senior loans of the Company; and
•	Effect a change in control by replacing six individuals to serve as members of the Board of Directors of the Company.

The ability of our investor to replace a majority of our Board of Directors upon an event of default would give control of the Company to the investor.  Such a change of control, or the exercise of other rights upon an event of default, could result in a material adverse effect on us, including our business, results of operations and financial condition.

We have $9.9 million of mortgage notes payable maturing in 2019 related to the model home properties.  We plan to refinance a significant portion of the mortgage notes payable or sell the model home properties to repay the mortgage notes payable.

Our short term liquidity needs include satisfying the debt service requirements of our existing mortgages. If our cash flow from operating activities is not sufficient to fund our short term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, or we will reduce the rate of distribution to the stockholders.

We use mortgage loans secured by our individual properties in order to maximize the return for our stockholders. Typically these loans are for terms ranging from five to ten years. Currently, the majority of our mortgage loans are structured as non-recourse to us with limited exceptions that would cause a recourse event only upon occurrence of certain fraud, misconduct, environmental, or bankruptcy events. Non-recourse financing limits our exposure to the amount of equity invested in each property pledged as collateral thereby protecting the equity in our other assets. We can provide no assurance that the non-recourse financing will be available to us in the future on terms that are acceptable to us, or at all and there may be circumstances where lenders have recourse to our other assets. To a lesser extent, we use recourse financing or a cross collateral pledge of certain properties. At December 31, 2018, $38.7 million of our total debt of $151.1 million was recourse to the Company of which $32.7 million relates to the model homes properties.

We have used both fixed and variable interest rate debt to finance our properties. Wherever possible, we prefer to obtain fixed rate mortgage financing as it provides better cost predictability. As of December 31, 2018, we have one mortgage loan which includes variable interest rate provisions.

PROPERTY MANAGEMENT

The Company, through its wholly owned subsidiary, NTR Property Management, Inc., is the primary property manager for all of its properties.  The Company subcontracts with third party property management companies in Colorado and North Dakota to render on-site management services.

COMPETITION

We compete with a number of other real estate investors, many of whom own similar properties in the same geographical markets. Competitors include other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these competitors have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. In addition, many of these competitors have capital structures that allow them to make investments at higher prices than what we can prudently offer while still generating a return to their investors that is commensurate with the return we are seeking to provide our investors. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our leases expire. The concentration of our commercial properties in Colorado and North Dakota makes us susceptible to local market conditions in these areas.

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

Various environmental laws govern certain aspects of the ongoing operation of our properties. Such environmental laws include those regulating the existence of asbestos-containing materials in buildings, management of surfaces with lead-based paint (and notices to tenants about the lead-based paint) and waste-management activities. Our failure to comply with such requirements could subject us to government enforcement action and/or claims for damages by a private party.

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

MANAGEMENT OF THE COMPANY

Our Management

We refer to our executive officers and any directors who are affiliated with them as our “Management”.  Our Management is currently comprised of:

•	Jack K. Heilbron, Chairman of the Board, Chief Executive Officer and President of the Company, President and Director of NetREIT Dubose, and President of NetREIT Advisors;
•	Adam Sragovicz, Chief Financial Officer of the Company and Dubose Advisors;
•	Larry G. Dubose, Director of the Company, CFO and Director of NetREIT Dubose, and CEO of Dubose Advisors and NetREIT Advisors; and
•	Gary M. Katz, Senior Vice President, Asset Management of the Company:

Mr. Heilbron has overall responsibility for the day-to-day activities of the Company. Mr. Sragovicz oversees financial matters including financial reporting, budgeting, forecasting, funding activities, tax and insurance. Mr. Dubose is responsible for managing the day-to-day activities of the Dubose Advisors and NetREIT Advisors and the model homes division. Mr. Heilbron and Mr. Katz are responsible for recommending all Company property acquisitions and dispositions.

Our Board of Directors

Our Management is subject to the direction and supervision of our board of directors (our “Board”).  Among other things, our Board must approve each real property acquisition our Management proposes. There are 8 directors comprising our Board, five of whom are independent directors (“Independent Directors”). Three of our directors, Mr. Heilbron, Mr. Elsberry and Mr. Dubose are not independent directors.

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

OFFICE AND EMPLOYEES

Our office was located in Escondido, California through February 2019. In March 2019, we relocated our office to approximately 9,224 square feet of space in San Diego, CA.

As of December 31, 2018, we had a total of 24 full-time and one part-time employees.

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

Our office is located at 4995 Murphy Canyon Road, Suite 300, San Diego, CA 92123. Our telephone number is 866‑781-7721. Our e-mail address is info@presidiopt.com or you may visit our website at www.presidiopt.com.

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

As a real estate company, we are subject to various changes in real estate conditions, and any negative trends in such real estate conditions may adversely affect our results of operations through decreased revenues or increased costs. These conditions include:

•

changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits, unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;

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
•

changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes (including reductions in the deductibility of mortgage interest and real estate taxes); and

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

We are subject to risks that affect the general retail environment, such as weakness in the economy, the level of consumer spending, the adverse financial condition of large retailing companies and competition from discount and internet retailers, any of which could adversely affect market rents for retail space and the willingness or ability of retailers to lease space in our shopping centers.

A portion of our properties are in the retail real estate market. This means that we are subject to factors that affect the retail sector generally, as well as the market for retail space. The retail environment and the market for retail space have previously been, and could again be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing competition from discount retailers, outlet malls, internet retailers (including Amazon.com) and other online businesses. Increases in consumer spending via the internet may significantly affect our retail tenants' ability to generate sales in their stores and could affect the way future tenants lease space. In addition, some of our retail tenants face competition from the expanding market for digital content and hardware. New and enhanced technologies, including new digital technologies and new web services technologies, may increase competition for certain of our retail tenants. While we devote considerable effort and resources to analyze and respond to tenant trends, preferences and consumer spending patterns, we cannot predict with certainty what future tenants will want, what future retail spaces will look like and how much revenue will be generated at traditional “brick and mortar” locations. If we are unable to anticipate and respond promptly to trends in the market, our occupancy levels and rental amounts may decline.

Any of the foregoing factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our shopping centers. In turn, these conditions could negatively affect market rents for retail space and could materially and adversely affect our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay distributions to the Company’s stockholders.

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

In our model homes business we lease the Model Home Properties back to the seller for a certain period of time.

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

Our commercial properties are currently located in Southern California, Colorado and North Dakota, and although our model home portfolio consists of properties currently located in 10 states, a significant concentration of our Model Home Properties are located in three states. Specifically, as of December 31, 2018, approximately 90% of our model homes were located in Texas, Florida and Pennsylvania with approximately 61% located in Texas. This concentration of properties in a limited number of markets may expose us to risks of adverse economic developments that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns and potentially higher local property, sales and income taxes in the geographic markets in which we are concentrated. In addition, our properties are subject to the effects of adverse acts of nature, such as winter storms, hurricanes, hail storms, strong winds, earthquakes and tornadoes, which may cause damage, such as flooding, to our properties. Additionally, we cannot assure you that the amount of hurricane, windstorm, earthquake, flood or other casualty insurance we maintain would entirely cover damages caused by any such event, or in the case of our model homes portfolio, that the insurance maintained by our tenants would entirely cover damages caused by any such event.

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

To the extent the cash we receive from our real estate investments, Preferred Stock financing, and debt financing of encumbered properties is not sufficient to pay our costs of operations, our acquisition of additional properties, or our payment of dividends to our stockholders, we would be required to seek capital through additional measures. In addition, our debt requires that we generate significant cash flow to satisfy the payment and other obligations under the terms of our debt. We may incur additional debt or issue additional preferred and common stock for various purposes, including, without limitation, to fund future acquisitions and operational needs. Other measures of seeking capital could include decreasing our operational costs through reductions in personnel or facilities, reducing or suspending our acquisition of real estate, and reducing or suspending dividends to our stockholders.

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

Our total gross mortgage indebtedness as of December 31, 2018 was approximately $151.1 million. We also had outstanding, in the aggregate, $16.9 million of mandatorily redeemable Series B preferred stock We may incur additional debt for various purposes, including, without limitation, to fund future acquisition and development activities and operational needs.

The terms of our outstanding mortgage indebtedness and Preferred Stock provide for significant principal, interest and dividend payments. Our ability to meet these and other ongoing payment obligations of our debt and Preferred Stock depends on our ability to generate significant cash flow in the future. Our ability to generate cash flow, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that capital will be available to us, in amounts sufficient to enable us to meet our payment obligations under our loan agreements and our outstanding Preferred Stock and to fund our other liquidity needs. If we are not able to generate sufficient cash flow to service these obligations, we may need to refinance or restructure our debt, sell encumbered assets subject to defeasance or yield maintenance costs (which we may be limited in doing in light of the relatively illiquid nature of our properties), reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet these payment obligations, which could materially and adversely affect our liquidity. Our outstanding indebtedness, and the limitations imposed on us by the agreements that govern our outstanding indebtedness, could have significant adverse consequences, including the following:

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

If we fail to comply with the payment obligations, financial covenants, or restrictive covenants of the agreements governing our debt and our Preferred Stock, then we may trigger an event of default.  The terms of our Series B preferred stock financing provide that, upon the occurrence of an event of default, the investor will have the right to take the unilateral action to, or cause the Company to, among other things:

•	Replace property managers and leasing agents;
•	Following 180 days after the mandatory redemption date of August 1, 2019 for the Series B preferred stock, sell any property of the Company, except as otherwise required under applicable law;
•	Implement all major decisions listed above and in the Investor Agreement, except as otherwise required under applicable law;
•	Refinance, repay or prepay any senior loans of the Company;
•	Cure any default under any senior loans of the Company; and
•	Elect six individuals to serve as members of the Board of Directors of the Company.

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

Loans obtained to fund property acquisitions will generally be secured by mortgages on our properties. The more we borrow, the higher our fixed debt payment obligations will be and the greater the risk that we will not be able to timely meet these payment obligations. At December 31, 2018, excluding our Model Home Properties, we had a total of approximately $118.3 million of secured financing on our properties and we intend to continue to borrow funds through secured financings to acquire additional properties. If we are unable to make our debt payments as required, due to a decrease in rental or other revenues or an increase in our other costs, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment, diminishing the value of our real estate portfolio.

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

In addition, making a balloon payment may leave us with insufficient cash to pay the distributions that are required to maintain our qualification as a REIT. At December 31, 2018, excluding our model homes business, we have no loans that require balloon payment in 2019. The model homes business pays off its mortgage loans out of proceeds from the sale of homes. Any deficiency in the sale proceeds would have to be paid out of existing cash, diminishing the amount available for dividends.

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

Legislative or other actions affecting REITs could have a negative effect on our investors or us.

The President signed a tax reform bill into law on December 22, 2017 (the “Tax Cuts and Jobs Act”). Among other things, the Tax Cuts and Jobs Act:

•	Reduces the corporate income tax rate from 35% to 21% (including with respect to our taxable REIT subsidiary);
•

Reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. stockholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	If elected, allows an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;
•

Changes the recovery periods for certain real property and building improvements (for example, to 15 years for qualified improvement property under the modified accelerated cost recovery system if a technical correction is passed, and to 30 years (previously 40 years) for residential real property and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);

•

Restricts the deductibility of interest expense by businesses (generally, to 30% of the business’ adjusted taxable income) except, among others, real property businesses electing out of such restriction; we have not yet determined whether we and/or our subsidiaries can and/or will make such an election;

•	Requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;
•	Restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;
•

Permanently repeals the “technical termination” rule for partnerships, meaning sales or exchanges of the interests in a partnership will be less likely to, among other things, terminate the taxable year of, and restart the depreciable lives of assets held by, such partnership for tax purposes;

•

Requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under GAAP, which, with respect to certain leases, could accelerate the inclusion of rental income;

•	Eliminates the federal corporate alternative minimum tax;
•	Reduces the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);
•

Generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and

•

Limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

Many of the provisions in the Tax Cuts and Jobs Act, in particular those affecting individual taxpayers, expire at the end of 2025.

As a result of the changes to U.S. federal tax laws implemented by the Tax Cuts and Jobs Act, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, could change. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders annually.

The Tax Cuts and Jobs Act is a complex revision to the U.S. federal income tax laws with various impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the Tax Cuts and Jobs Act on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this time. Furthermore, the Tax Cuts and Jobs Act may negatively impact certain of our tenants’ operating results, financial condition, and future business plans. The Tax Cuts and Jobs Act may also result in reduced government revenues, and therefore reduced government spending, which may negatively impact some of our tenants that rely on government funding. There can be no assurance that the Tax Cuts and Jobs Act will not negatively impact our operating results, financial condition, and future business operations.

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

Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is generally subject to tax at reduced rates. However, dividends payable by REITs to its stockholders generally are not eligible for the reduced rates for qualified dividends and are taxed at ordinary income rates (but, under the Tax Cuts and Jobs Act, U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026). Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the reduced rates continue to apply to regular corporate qualified dividends, investors that are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our common stock, and could be detrimental to our ability to raise additional funds through the future sale of our common stock.

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

Risks Related to Legal and Regulatory Requirements

Our property taxes could increase due to property tax rate changes, reassessments or changes in property tax laws, which would adversely impact our cash flows.

We are required to pay property taxes for our properties, which could increase as property tax rates increase or as our properties are assessed or reassessed by taxing authorities. In California, under current law, reassessment occurs primarily as a result of a “change in ownership”. A potential reassessment may take a considerable amount of time, during which the property taxing authorities make a determination of the occurrence of a “change of ownership”, as well as the actual reassessed value. In addition, from time to time, there have been proposals to base property taxes on commercial properties on their current market value, without any limit based on purchase price. If any similar proposal were adopted, the property taxes we pay could increase substantially. In California, pursuant to an existing state law commonly referred to as Proposition 13, properties are reassessed to market value only at the time of change in ownership or completion of construction, and thereafter, annual property reassessments are limited to 2% of previously assessed values. As a result, Proposition 13 generally results in significant below-market assessed values over time. From time to time, including recently, lawmakers and political coalitions have initiated efforts to repeal or amend Proposition 13 to eliminate its application to commercial and industrial properties. If successful, a repeal of Proposition 13 could substantially increase the assessed values and property taxes for our properties in California.

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

Our ability to attract and retain qualified members of our board of directors may be impacted due to new state laws, including recently enacted gender quotas.

In September 2018, California enacted SB 826 requiring public companies headquartered in California to maintain minimum female representation on their boards of directors as follows:  by the end of 2019, at least one woman on its board; by the end of 2020, public company boards with five members will be required to have at least two female directors, and public company boards with six or more members will be required to have at least three female directors. Failure to achieve designated minimum levels in a timely manner exposes such companies to costly financial penalties and reputational harm. We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender quotas as a result of the California law (should it not be repealed before the compliance deadlines), which would may cause certain investors to divest their holdings in our stock and expose us to penalties and/or reputational harm.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2. PROPERTIES

General Information

We invest in a diverse multi-tenant portfolio of real estate assets primarily consisting of office/industrial, retail, and model home properties located in the western United States. As of December 31, 2018, we owned or had an equity interest in 15 office/industrial buildings totaling approximately 1,300,653 rentable square feet and four retail centers totaling approximately 131,010 rentable square feet. In addition, through our Model Home subsidiary and our investments in four limited partnerships and one limited liability company, we own a total of 144 Model Home properties located in 10 states. We directly manage the operations and leasing of our properties. Substantially all of our revenues consist of base rents received under leases that generally have terms that range from less one to five years. We estimate that at least 69% of our existing leases as of December 31, 2018 contain contractual rent increases that provide for increases in the base rental payments. Our tenants consist of local, regional and national businesses. Our properties generally attract a mix of diversified tenant’s creating lower risk in periods of economic fluctuations. Our largest tenant represented less than 5% of total revenues for the year ended December 31, 2018.

Geographic Diversification Table

The following table shows a list of properties we owned as of December 31, 2018, grouped by the state where each of our investments is located.

Office/Industrial and Retail Properties:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	4	160,940	11.2%	$2,174,277	11.8%
Colorado	11	873,684	61.0%	12,663,497	68.6%
North Dakota	4	397,039	27.8%	3,614,339	19.6%
Total	19	1,431,663	100%	$18,452,113	100%

Model Home Properties:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
Southwest	93	359,575	73.9%	$2,631,504	63.6%
West	3	7,854	1.5%	77,748	1.9%
Southeast	39	92,521	19.0%	1,071,264	25.9%
Midwest	3	9,458	2.0%	131,916	3.2%
East	4	10,670	2.3%	142,380	3.4%
Northeast	2	6,228	1.3%	83,352	2.0%
Total	144	486,306	100%	$4,138,164	100%

The following table summarizes information relating to our properties (excluding model homes) at December 31, 2018:

Property Summary

($ in000's) Property Location	Sq., Ft.	Date Acquired	Year Property Constructed	Purchase Price (1)	Occupancy	Percent Ownership	Mortgage On property	Estimated Renovation or Improvement Cost (2)

Office/Industrial Properties:
Garden Gateway, Colorado Springs, CO (3)	115,052	03/07	1982/2006	$15,126	68.1%	100.0%	$6,271	$278
Executive Office Park, Colorado Springs, CO	65,084	07/08	2000	10,126	99.9%	100.0%	4,948	118
Morena Office Center, San Diego, CA (4)	26,865	01/09	1985	6,575	100.0%	20.0%	1,567	-
Genesis Plaza, San Diego, CA	57,807	08/10	1989	10,000	77.6%	100.0%	6,476	1,195
Dakota Center, Fargo, ND	119,434	05/11	1982	9,575	58.3%	100.0%	10,315	890
The Presidio, Colorado Springs, CO	81,222	11/12	1985	7,275	82.9%	100.0%	5,993	334
Grand Pacific Center, Bismarck, ND	93,058	03/14	1976	5,350	72.6%	100.0%	3,961	840
Union Terrace, Lakewood, CO	84,145	08/14	1982	9,400	91.0%	100.0%	6,354	294
Centennial Tech Center, Colorado Springs, CO	110,405	12/14	1999	15,500	81.6%	100.0%	9,746	480
Arapahoe Center, Colorado Springs, CO	79,023	12/14	2000	11,850	100.0%	100.0%	8,234	-
West Fargo Industrial, West Fargo, ND	150,030	08/15	1998/2005	7,900	82.3%	100.0%	4,293	369
300 N.P., West Fargo, ND	34,517	08/15	1922	3,850	72.7%	100.0%	2,348	237
Highland Court, Centennial CO (5)	93,536	08/15	1984	13,050	78.5%	80.8%	6,568	110
One Park Centre, Westminster CO	69,174	08/15	1983	9,150	88.2%	100.0%	6,586	322
Shea Center II, Highlands Ranch, CO	121,301	12/15	2000	25,325	83.2%	100.0%	17,728	415
Total Office/Industrial Properties	1,300,653			$160,052	80.7%		$101,388	$5,882
Retail Properties:
World Plaza, San Bernardino, CA	55,098	09/07	1974	7,650	22.6%	100.0%	3,351	175
Waterman Plaza, San Bernardino, CA	21,170	08/08	2008	7,164	100.0%	100.0%	3,370	162
Union Town Center, Colorado Springs, CO	44,042	12/14	2003	11,212	100.0%	100.0%	8,440	91
Research Parkway, Colorado Springs, CO	10,700	8/15	2003	2,850	100.0%	100.0%	1,864	32
Total Retail Properties	131,010			$28,876	67.5%		$17,025	$460

(1)

Prior to January 1, 2009, “Purchase Price” includes our acquisition related costs and expenses for the purchase of the property. After January 1, 2009, acquisition related costs and expenses were expensed when incurred.

(2)	Expected capital expenditures over the next 12 months.
(3)	Garden Gateway Plaza is comprised of three buildings, each on a separate legal parcel.
(4)

Morena Office Center was owned by a Partnership for which we serve as the general partner and own a 20.03% equity interest. This property was classified as Held for Sale as of December 31, 2018 and sold on January 15, 2019.

(5)	Highland Court is owned by two tenants-in-common of which 60% is owned by the Company and the Company owns approximately 52% in the other tenant-in-common.

Top Ten Tenants Physical Occupancy Table

The following table sets forth certain information with respect to our top 10 tenants at our Office/Industrial and Retail Properties.

As of December 31, 2018 Tenant	Number of Leases	Annualized Base Rent	% of Total Annualized Base Rent
Comcast of Colorado X, LLC	1	$1,059,414	5.74%
Halliburton Energy Services, Inc.	1	853,781	4.63%
Finastra USA Corporation	1	594,336	3.22%
Community Research Foundation, Inc. (1)	1	480,364	2.60%
The College for Financial Planning, Inc.	1	448,773	2.43%
General Services Administration	1	420,443	2.28%
Restaurant Technology Services LLC	1	389,128	2.11%
MasTec North America, Inc.	1	340,615	1.85%
Wells Fargo Bank, N.A.	1	334,026	1.81%
Aeroflex Colorado Springs, Inc.	1	292,319	1.58%
		$5,213,199	28.25%

(1)	This tenant occupies space in the Morena Office Center, which was classified as Held for Sale as of December 31, 2018 and was sold on January 15, 2019.

Lease Expirations Tables

The following table sets forth lease expirations for our properties as of December 31, 2018, assuming that none of the tenants exercise their renewal options.

Office/Industrial and Retail Properties:

Expiration Year	Number of Leases Expiring	Square Footage	Annual Rental From Lease	Percent of Total
2019	52	164,440	$2,366,436	13.7%
2020	48	229,717	3,900,441	22.5%
2021	54	231,899	3,757,254	21.7%
2022	31	196,560	2,861,420	16.6%
2023	23	102,530	1,681,006	9.7%
Thereafter	15	162,876	2,731,610	15.8%
Totals	223	1,088,022	$17,298,167	100%

Model Home Properties:

Expiration Year (1)	Number of Leases Expiring	Square Footage	Annual Rental From Lease	Percent of Total
2019	99	275,330	$2,716,596	65.6%
2020	45	210,976	1,421,568	34.4%
	144	486,306	$4,138,164	100.0%

(1)	These leases are subject to extensions by the homebuilder depending on sales of the total development. All model homes are sold at the end of the lease period.

Physical Occupancy Table for Last 5 Years

The following table presents the percentage occupancy for each of our properties, excluding our Model Home Properties, as of December 31 for each of the last five years.

	Date	Percentage Occupancy as of the Year Ended December 31,
	Acquired	2014	2015	2016	2017	2018

Office/ Industrial Properties:
Garden Gateway Plaza	03/07	83.3%	78.4%	71.6%	64.8%	68.1%
Executive Office Park	07/08	83.4%	84.4%	77.5%	90.4%	99.9%
Morena Office Center (1)	01/09	86.8%	90.8%	100.0%	100.0%	100.0%
Genesis Plaza	08/10	83.3%	82.2%	87.0%	92.3%	77.6%
Dakota Center	05/11	82.1%	86.5%	99.3%	100.0%	58.3%
The Presidio	11/12	76.7%	78.4%	86.6%	68.9%	82.9%
Grand Pacific Center	03/14	83.4%	83.9%	80.0%	77.0%	72.6%
Union Terrace	08/14	87.6%	85.0%	96.4%	89.2%	91.0%
Centennial Tech Center	12/14	100.0%	97.3%	100.0%	81.6%	81.6%
Arapahoe Center	12/14	82.0%	100.0%	100.0%	100.0%	100.0%
West Fargo Industrial	08/15	N/A	95.7%	90.4%	87.1%	82.3%
300 N.P.	08/15	N/A	86.4%	86.1%	98.4%	72.7%
Highland Court	08/15	N/A	93.9%	89.5%	89.3%	78.5%
One Park Centre	08/15	N/A	94.1%	83.4%	87.7%	88.2%
Shea Center II	12/15	N/A	100.0%	96.0%	92.8%	83.2%
Retail Properties:
World Plaza	09/07	81.8%	81.8%	81.8%	34.6%	22.6%
Waterman Plaza	08/08	100.0%	100.0%	100.0%	100.0%	100.0%
Union Town Center	12/14	97.0%	96.8%	96.8%	100.0%	100.0%
Research Parkway	08/15	N/A	100.0%	100.0%	100.0%	100.0%

(1)	Morena Office Center was classified as Held for Sale as of December 31, 2018 and was sold on January 15, 2019.

Annualized Base Rent Per Square Foot for Last 5 Years

The following table presents the average effective annual rent per square foot for each of our properties, excluding our Model Home Properties, as of December 31, 2018.

	Annualized Base Rent per Square Foot (1)
	For the Years Ended December 31,
	2014	2015	2016	2017	2018	Annualized Base Rent (2)	Net Rentable Square Feet

Office/ Industrial Properties:
Garden Gateway Plaza	$10.51	$11.55	$11.25	$12.66	$11.89	$931,576	115,052
Executive Office Park	$10.85	$11.81	$12.41	$12.42	$12.35	$803,126	65,084
Morena Office Center (3)	$20.13	$20.97	$21.54	$22.20	$22.96	$616,758	26,865
Genesis Plaza	$24.27	$25.83	$24.07	$27.43	$20.85	$935,781	57,807
Dakota Center	$10.83	$10.86	$11.38	$12.06	$20.95	$1,459,388	119,434
The Presidio	$13.67	$13.61	$14.13	$14.68	$14.13	$951,354	81,222
Grand Pacific Center	$8.65	$12.74	$13.39	$13.18	$14.13	$954,718	93,058
Union Terrace	$7.60	$18.36	$17.65	$19.63	$19.37	$1,482,681	84,145
Centennial Tech Center	$12.52	$12.52	$12.92	$13.62	$14.12	$1,272,864	110,405
Arapahoe Center	$12.43	$12.43	$12.79	$13.20	$14.22	$1,123,877	79,023
West Fargo Industrial	N/A	$5.47	$6.03	$6.65	$6.35	$784,253	150,030
300 N.P.	N/A	$10.91	$11.49	$12.63	$16.59	$415,980	34,517
Highland Court	N/A	$18.93	$19.57	$21.14	$21.97	$1,612,527	93,536
One Park Centre	N/A	$19.85	$22.40	$18.48	$18.18	$1,108,930	69,174
Shea Center II	N/A	$16.08	$17.02	$15.34	$20.24	$2,043,405	121,301
Retail Properties:
World Plaza	$16.01	$18.66	$20.24	$16.63	$20.79	$259,220	55,098
Waterman Plaza	$23.15	$24.14	$24.70	$25.29	$17.12	$362,517	21,170
Union Town Center	$20.27	$20.27	$21.04	$20.36	$24.91	$1,096,964	44,042
Research Parkway	N/A	$20.65	$21.12	$21.61	$22.07	$236,193	10,700

(1)	Annualized Base Rent divided by the percentage occupied divided by rentable square feet.
(2)	Annualized Base Rent is based upon actual rents due as of December 31, 2018, determined using GAAP including CAM reimbursements.
(3)	Morena Office Center was classified as Held for Sale as of December 31, 2018 and sold on January 15, 2019.

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

Number of Holders of Each Class of Stock

As of March 22, 2019, there were 3,040 holders of our Series A common stock and a single holder of our mandatorily redeemable Series B preferred stock.

Dividend Payments

We seek to pay quarterly cash distributions to our common stockholders. The following is a summary of cash payment amount per share for the years ended December 31, 2018 and 2017:

Month	2018	2017
	Cash Dividend	Cash Dividend
March 31	$-	$0.10
June 30	-	0.10
September 30	-	-
December 31	-	-
Total	$-	$0.20

Dividends for the fourth quarter of 2018 were declared in December 2018 and paid cash dividends on January 18, 2019 of $1.1 million or $0.06 per share.

Dividend Policy

We plan to pay at least 90% of our annual REIT Taxable Income to our stockholders in order to maintain our status as a REIT. We intend to continue to declare quarterly distributions, however we cannot provide any assurance as to the amount or timing of future distributions. Our goal is to make cash dividend distributions out of our operating cash flow and proceeds from the sale of properties. During 2018, we paid no dividends.

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

We provide each of our stockholders a statement detailing distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital annually. During the year ended December 31, 2018 we paid no dividends. During the year ended December 31, 2017,  all distributions were non-taxable as they were considered a return of capital to the stockholders.

Equity Compensation Plan Information

We established the 1999 Flexible Incentive Plan (“1999 Plan”) for the purpose of attracting and retaining employees, which was superseded by the 2017 Incentive Award Plan (“2017 Plan”). The 1999 Plan provided that the maximum number of shares to be issued under the 1999 Plan would be an amount equal to 10% of the Company’s issued and outstanding common stock at such time; the aggregate number of common stock that may be issued under the 2017 Plan is 1,100,000 shares.  At December 31, 2018, approximately 651,000 restricted shares of common stock had been issued under the 1999 Plan and approximately 147,000 shares of Restricted Stock as defined in the 2017 Plan had been issued under such Plan.  At December 31, 2018, the amount of shares of common stock available for future grants under the 2017 Plan was approximately 953,000 shares.

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

OVERVIEW

The Company operates as a self-managed and self-administered real estate investment trust, or REIT.  The Company invests in a diverse multi-tenant portfolio of real estate assets office, industrial, retail and model homes leased back to the developer located primarily in the western United States. As of December 31, 2018, including properties held for sale, the Company owned or had an equity interest in:

•	Fourteen office properties (“Office Properties”) which total approximately 1,150,623 rentable square feet,
•	One industrial property (“Industrial Property”) which is approximately 150,030 rentable square feet,
•	Four retail shopping centers (“Retail Properties”) which total approximately 131,010 rentable square feet and,
•	One hundred forty-four model homes owned by four affiliated limited partnerships and one limited liability company (“Model Home Properties”).

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

We seek to diversify our portfolio by commercial real estate segments to reduce the adverse effect of a single under-performing segment, geographic market and/or tenant. We further supplement this at the tenant level through our credit review process, which varies by tenant class.  For example, our commercial and industrial tenants tend to be corporations or individual owned businesses.  In these cases, we typically obtain financial records, including financial statements and tax returns (depending on the circumstance), and run credit reports for any prospective tenant to support our decision to enter into a rental arrangement. We also typically obtain security deposits from these commercial tenants. Our Model Home business partners are substantial home developers with established credit histories. These tenants are subjected to financial review and analysis prior to us entering into a sales-leaseback transaction. Our ownership of the underlying property provides a further means to avoiding significant credit losses.

SIGNIFICANT TRANSACTIONS IN 2018 and 2017

Acquisitions

•

We acquired 45 Model Home Properties and leased them back to the homebuilders during the year ended December 31, 2018. The purchase price for the properties was $17.3 million. The purchase price consisted of cash payments of $5.2 million and mortgage notes of $12.1 million.

•

We acquired 47 Model Home Properties and leased them back to the homebuilders during the year ended December 31, 2017. The purchase price for the properties was $17.6 million. The purchase price consisted of cash payments of $5.9 million and mortgage notes of $11.7 million.

We review our portfolio of investment properties for value appreciation potential on an ongoing basis, and dispose of any properties that no longer satisfy our requirements in this regard, taking into account tax and other considerations. The proceeds from any such property sale, after repayment of any associated mortgage, are available for investing in properties that we believe will have a greater likelihood of future price appreciation. We disposed of the following properties during the year ended December 31, 2018 and December 31, 2017, respectively:

•	In December 2018, we sold the following:
o	Port of San Diego Complex for approximately $24.8 million and recognized a gain of approximately $10.0 million.
o	Yucca Valley Retail Center for approximately $7.8 million and recognized a gain of approximately $1.4 million.
o	Pacific Oaks Plaza for approximately $3.9 million and recognized a loss of approximately $232,000.
•	During the year ended December 31, 2018, we disposed of 33 model homes for approximately $12.6 million and recognized a gain of approximately $988,000.
•	In April 2017, we sold the Shoreline Medical Building for approximately $8.2 million and recognized a gain of approximately $1.3 million.
•	In March 2017, we sold the Regatta Square Retail Center for approximately $3.0 million and recognized a gain of approximately $756,000.
•	In February 2017, we sold the Rangewood Medical Building for approximately $2.2 million and recognized a loss of approximately $170,000.
•	During the year ended December 31, 2017, we disposed of 23 model homes for approximately $9.8 million and recognized a gain of approximately $735,000.

ECONOMIC ENVIRONMENT

In one of the longest expansions on record, the United States continues to expand its economy. GDP growth in the fourth quarter of 2018 was estimated by the Federal Reserve Board to be at 1.8%. The Federal Reserve Board has remained optimistic about the United States’ economic outlook across many sectors.

The U.S. labor market is showing continued improvement since the Great Recession, with an unemployment rate of only 3.9% as of December 31, 2018. Unemployment in the office-using sector of professional and business services was 4.3%, and that could lead to continued strength in the commercial real estate segment. Vacancy rates for the office sector of commercial real estate fell to 12.6% as of December 31, 2018. During the fourth quarter of 2018, net absorption in the U.S. office market was 58.3 million square feet.

It is impossible to project U.S. economic growth, but economic conditions could have a material effect on our business, financial condition and results of operations.

CREDIT MARKET ENVIRONMENT

The raising of the short-term interest rates in 2017 and 2018 by the Federal Reserve Board may signal that policy makers think the economy is strong enough to withstand a gradual tightening of monetary policy over the next couple years. The effect of increased interest rates on REITs is a still a debated topic. In the past when interest rates increased, it was a sign of a better economy that allowed for rental rates to increase, thereby mitigating the effect on REITs. Increasing interest rates can help mitigate the defeasance costs associated with disposing of an encumbered commercial real estate property.

Our ability to execute our business strategies, and in particular to make new investments, is highly dependent upon our ability to procure external financing. Our principal source of external financing includes the issuance of our equity securities and mortgages secured by properties. The market for mortgages has improved, and interest rates remain relatively low compared to pre-recessionary rates. We continue to obtain mortgages from the commercial mortgage-backed securities (“CMBS”) market, life insurance companies and regional banks. Although CMBS lenders are generally optimistic about the outlook of the credit markets, the potential impact of new regulations and market volatility remain a concern. Even though we have been successful in procuring equity financing and secured mortgages financing, we cannot be assured that we will be successful at doing so in the future.

MANAGEMENT EVALUATION OF RESULTS OF OPERATIONS

Our management team’s evaluation of operating results includes an assessment of our ability to generate cash flow necessary to pay operating expenses, general and administrative expenses, debt service, and to fund dividends to our stockholders. As a result, our management team’s assessment of operating results gives less emphasis to the effects of unrealized gains and losses and other non-cash charges, such as depreciation and amortization and impairment charges, which may cause fluctuations in net income for comparable periods but have no impact on cash flows. Our management team’s evaluation of our potential for generating cash flow includes on-going assessments of our existing portfolio of properties, our non-stabilized properties, long-term sustainability of our real estate portfolio, our future operating cash flow from anticipated acquisitions, and the proceeds from the sales of our real estate assets.

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

Our results of operations for the years ended December 31, 2018 and 2017 are not indicative of those expected in future periods, as we expect that rental income, interest expense, rental operating expense, general and depreciation and amortization will increase in future periods as a result of the assets acquired and as a result of anticipated growth through future acquisitions of real estate related investments.

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

Sales of Real Estate Assets.  Effective January 1, 2018, we adopted the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business. Generally, our sales of real estate would be considered a sale of a nonfinancial asset as defined by ASC 610-20.

ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09. Under ASC 610-20, if we determine we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.

Revenue Recognition. We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that the tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;
•	whether the amount of a tenant improvement allowance is in excess of market rates;
•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•	whether the tenant improvements are unique to the tenant or general-purpose in nature; and
•	whether the tenant improvements are expected to have any residual value at the end of the lease.

We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

We make estimates of the collectibility of our tenant receivables related to base rents, including deferred rent receivable, expense reimbursements and other revenue or income. We specifically analyze accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, we will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.

Effective January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”) using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of our adoption. Under the modified retrospective approach, an entity may also elect to apply this standard to either (i) all contracts as of January 1, 2018 or (ii) only to contracts that were not completed as of January 1, 2018. A completed contract is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP that was in effect before the date of initial application. We elected to apply this standard only to contracts that were not completed as of January 1, 2018.

Based on our evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at our properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. The Company’s adoption of ASU No. 2014-09 does not have a significant impact on its consolidated financial statements.

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

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. Our cash equivalents, mortgage notes receivable, accounts receivable and payables and accrued liabilities all approximate fair value due to their short term nature. Management believes that the recorded and fair values of notes payable are approximately the same as of December 31, 2018 and 2017.

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

RESULTS FROM OPERATIONS FOR THE YEARS ENDED December 31, 2018 AND 2017

Our results from operations for 2018 and 2017 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense, general and depreciation and amortization will significantly change in future periods as a result of the assets sold over the last two years, potential sale of real estate assets in 2019 in order to generate sufficient cash proceeds to settle the Company’s obligation to redeem its Series B Preferred Stock, which are mandatorily redeemable on August 1, 2019, and the growth through future acquisitions of real estate related investments.

Revenues.  Total revenue was $32.3 million for the year ended December 31, 2018, compared to $33.4 million for the same period in 2017, a decrease of $1.0 million or 3.1%. The decrease in rental income as reported in 2018 as compared to 2017 reflect:

•	A net decrease in rental income of $296,000 related to the sales of three properties during the first and second quarter of 2017;
•	Lower revenue from the same store properties for the year ended December 31, 2018 compared to 2017 and occupancy decreased to 83.4% for 2018 compared to 87.2% for 2017.
•	A favorable insurance claim in 2017 of approximately $525,000 in excess of the cost to repair roof damage at one of the properties; offset by
•	A net increase in model home transaction fees of approximately $183,000 as a result of 2018 acquisitions;
•	A net increase in model home rental income of approximately $576,000 as a result of 2018 acquisitions.

Rental Operating Costs.  Rental operating costs were $10.9 million for the year ended December 31, 2018 compared to $10.7 million for the same period in 2017, an increase of $163,000 or 1.5%. The increase in rental operating costs was due to an increase in routine contracted expenses and utilities due to extreme weather conditions in 2018.  Rental operating costs as a percentage of revenue remained consistent at 33.7% and 32.1% for the years ended December 31, 2018 and 2017, respectively.

General and Administrative Expenses. General and administrative (“G&A”) expenses were $4.5 million for the year ended December 31, 2018, compared to $5.2 million for the same period in 2017, representing a decrease of approximately $668,000 or 12.8%. These expenses are semi-fixed and do not necessarily correlate to total revenue. The decrease in G&A expense was primarily due to a decrease in salary and bonus compensation of $552,000 and a decrease in stock compensation expense of $98,000.  As a percentage of total revenue, our general and administrative costs was 14.0% and 15.6% for the years ended December 31, 2018 and 2017, respectively.

Depreciation and Amortization. Depreciation and amortization expenses were $9.1 million for the year ended December 31, 2018, compared to $9.7 million for the same period in 2017, representing a decrease of $609,000 or 6.3%. The decrease in depreciation costs is associated with the properties sold in 2018 and 2017 .

Asset Impairments. We review the carrying value of each of our real estate properties annually to determine if circumstances indicate an impairment in the carrying value of these investments exists. During 2018, we recognized an impairment charge of $533,000 on the Waterman Plaza property. This impairment charges reflect management’s estimate of the fair market value based on sales and leasing comparables of like property in the same geographical area as well as an evaluation of future cash flows. There were no impairment charges during 2017.

Interest Expense-Series B Preferred Stock. The Series B preferred stock issued in August 2014 includes a mandatory redemption and therefore, is treated as a liability for financial reporting purposes. The dividends paid and the amortization of the deferred offering costs are considered interest expense for reporting purposes under generally accepted accounting principles (“GAAP”). Dividends paid totaled $4.9 million and $4.4 million, respectively, for the years ended December 31, 2018 and 2017. The amortization of the deferred offering costs was approximately $147,000 and $630,000, respectively, for the years ended December 31, 2018 and 2017. The initial deferred offering costs were fully amortized in August 2017 resulting in the decrease in 2018 compared to 2017. The remaining unamortized deferred offering costs relate to the fees paid to extend the redemption date to August 2019.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges, increased by approximately $400,000, or 5.0%, to approximately $8.3 million for the year ended December 31, 2018 compared to $7.9 million for the same period in 2017. Interest expense associated with Model Home properties acquired during 2018 and one new loan on a previously unencumbered property account for all of this increase.  The weighted average interest rate on our outstanding debt remained at 4.6% and 4.7% at December 31, 2018 and December 31, 2017

Gain on Sale of Real Estate Assets. For the year ended December 31, 2018, the Company recognized a net gain of approximately $12.2 million due to the sale of Port of San Diego Complex, Pacific Oaks Plaza, Yucca Valley Retail Center and 33 model homes. The sale of Port of San Diego Complex and Yucca Valley Retail Center resulted in a gain of approximately $11.4 million. The sale of Pacific Oaks Plaza resulted in a loss of approximately $232,000. The sale of 33 model homes resulted in a gain of approximately $988,000. For year ended December 31, 2017, the Company recognized a net gain of approximately $2.6 million due to the sales of Rangewood Medical Office Building, Regatta Square Retail Center, Shoreline Medical Building and 23 model homes. The sale of Rangewood Medical Office Building resulted in a loss of approximately $170,000. The sale of Regatta Square resulted in a gain of approximately $756,000. The sale of the Shoreline Medical Office Building resulted in a gain of approximately $1.3 million.  The sale of 23 model homes resulted in a gain of approximately $735,000.

Income Tax Expense. For the year ended December 31, 2018, the income tax expense increased by increased by $310,000 to $519,000 for the year ended December 31, 2018 compared to $209,000 for the year ended December 31, 2017 primarily due additional federal and state taxes for capital gains from the sale of the three properties in the fourth quarter of 2018.

Income allocated to non-controlling interests.  Income allocated to non-controlling interests for the year ended December 31, 2018 totaled $1,068,000 when compared to December 31, 2017 of $642,000.  Approximately $865,000 and $576,000 was attributable to the model home partnerships for the year ended December 31, 2018 and 2017, respectively that are owned under four limited partnerships of which the Company has a minority interest.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, new mortgages on our encumbered properties, refinancing of existing mortgages, additional borrowings of secured or unsecured indebtedness, real estate sales and the possible sale of additional equity/debt securities. Our available liquidity at December 31, 2018 included cash and cash equivalents of $5.8 million.

Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (not covered by lender held reserve deposits), and the payment of a competitive dividends to our stockholders. We also are actively seeking investments that are likely to produce income and achieve long term gains in order to pay distributions to our stockholders. To ensure that we are able to effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short term liquidity needs include the Company’s 16,900 shares of Series B Preferred Stock that are mandatorily redeemable by the Company on August 1, 2019 for $16.9 million in cash, paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding for our distributions to stockholders. During the year ended December 31, 2018, our principal debt service was $31.4 million (debt paid off in connection with sales of real estate was $23.4 million). The distributions to our common shareholders was zero and the net cash provided by our operating activities totaled approximately $432,000. We believe that the cash flow from our existing portfolio, distributions from joint ventures in Model Home partnerships and property sales during 2019 will be sufficient to fund our near term operating costs, capital expenditures and the cash portion of distributions to stockholders. If our cash flow from operating activities is not sufficient to fund our short term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, or we will reduce the rate of dividends to the stockholders.

The Company’s 16,900 shares of Series B Preferred Stock are mandatorily redeemable by the Company on August 1, 2019 for $16.9 million in cash. As of December 31, 2018 the Company did not have sufficient cash on hand and is not expected to generate enough cash to redeem such shares. It is management’s intent to obtain additional borrowing of secured or unsecured indebtedness, sell properties, or reduce the rate of distributions to the stockholders in order to obtain proceeds suffice to settle this obligation. Under the terms of our Series B Preferred Stock financing, if there is an event of default, the investor may exercise various remedies, including a change of control via replacing a majority of the Board of Directors. If we fail to comply with the payment obligations, then we may trigger an event of default.  The terms of our Series B Preferred Stock financing provide that, upon the occurrence of an event of default, the investor will have the right to take the unilateral action to, or cause the Company to, among other things:

•	Replace property managers and leasing agents;
•	Following 180 days after the mandatory redemption date of August 1, 2019 for the Series B Preferred Stock, sell any property of the Company, except as otherwise required under applicable law;
•	Implement all major decisions listed above and in the Investor Agreement, except as otherwise required under applicable law;
•	Refinance, repay or prepay any senior loans of the Company;

•	Cure any default under any senior loans of the Company; and
•	Elect six individuals to serve as members of the Board of Directors of the Company.

The ability of our investor to replace a majority of our board of directors upon an event of default would give control of the Company to the investor.  Such a change of control, or the exercise of other rights upon an event of default, could result in a material adverse effect on us, including our business, results of operations and financial condition.

Our short term liquidity needs include satisfying the debt service requirements of our existing mortgages. If our cash flow from operating activities is not sufficient to fund our short term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, or we will reduce the rate of distribution to the stockholders.

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

Cash, Cash Equivalents and Restricted Cash

At December 31, 2018, we had approximately $9.8 million in cash, cash equivalents and restricted cash.  Our cash equivalents and restricted cash consist of invested cash and cash in our operating accounts and are held in bank accounts at third party institutions.  During 2018 and 2017, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $2.3 million of our cash balance is restricted and intended for capital expenditures on existing properties (net of deposits held in reserve accounts by our lenders). We intend to use the remainder of our existing cash and cash equivalents for pay off of principal debt, acquisitions, general corporate purposes and distributions to our stockholders.

Secured Debt

As of December 31, 2018, the Company had one variable-rate mortgage note payable with a principal amount of $3.4 million and fixed-rate mortgage notes payable in the aggregate principal amount of $115.1 million, collateralized by a total of 19 properties with loan terms at issuance ranging from 2 to 21 years.  The weighted-average interest rate on the mortgage notes payable as of December 31, 2018 was approximately 4.6%, and our debt to estimated market value ratio on these properties was approximately 57.5%.

As of December 31, 2018, NetREIT Dubose, and related entities, had 142 fixed-rate mortgage notes payable in the aggregate principal amount of $32.7 million, collateralized by 142 Model Home Properties. These loans generally have a term at issuance of three to five years.  The average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $230,000 and 4.8%, respectively as of December 31, 2018. Our debt to estimated market value ratio on these properties is approximately 58.2%. The Company has guaranteed these mortgage notes payable.

Cash Flows for the years ended December 31, 2018 and December 31, 2017.

Operating Activities: Net cash provided by operating activities for the years ended December 31, 2018 and 2017 decreased by $5.2 million to approximately $432,000 from $5.6 million. The decrease is primarily due to increases in property taxes and changes in timing of payments.

Investing Activities: Net cash provided by investing activities during the years ended December 31, 2018 was $25.6 million compared to $1.1 million of cash used in the same period in 2017. The increase in net cash provided by investing activities is primarily due to proceeds from real estate sales exceeding real estate purchases in 2018. During the year ended December 31, 2018, we purchased 45 model homes for $17.3 million and received proceeds from the sale of 33 model homes and three commercial properties totaling approximately $47.2 million. During the year ended December 31, 2017 we purchased 47 model homes for $17.6 million and received proceeds from the sales of 23 model homes and three commercial properties totaling $20.6 million.

We currently project that we could spend up to $2.3 million (net of deposits held in reserve accounts by lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio on an annual basis. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures in the future due to rising construction costs and the anticipated increase in property acquisitions. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities:   Net cash used in financing activities during the years ended December 31, 2018 was $24.6 million compared to cash provided of $3.6 million for the same period in 2017. The increase in net cash used in financing activities is primarily due to proceeds received from new mortgage notes payable offset by redeeming 13,800 shares of Series B Preferred Shares for $13.8 million during the year ended December 31, 2018.

Off-Balance Sheet Arrangements

As of December 31, 2018, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

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

The following table presents our FFO and MFFO for the years ended December 31:

	For the Year Ended December 31,
	2018	2017
Net income (loss) attributable to Presidio Property Trust, Inc. common stockholders	$3,384,294	$(3,484,416)
Adjustments:
Income attributable to noncontrolling interests	1,068,429	642,336
Depreciation and amortization	9,101,605	9,710,265
Impairment of real estate assets	532,951	-
Gain on sale of real estate assets	(12,200,138)	(2,623,469)
FFO	$1,887,141	$4,244,716
Straight-line rent adjustment	(45,778)	(624,562)
Amortization of above and below market leases, net	(825,567)	(206,868)
Amortization of restricted stock compensation	460,651	558,734
Amortization of financing costs	675,087	1,090,854
Real estate acquisition costs	26,177	72,897
MFFO	$2,177,711	$5,135,771

No conclusion or comparisons should be made from the presentation of these figures.

Same-Property Operating Results for the years ended December 31, 2018 and 2017.

The table below presents the 2018 and 2017 operating results for the Company’s commercial rental properties owned as of December 31, 2018 and for the year ending December 31, 2017.  The table below excludes model home operations as the rental rates do not fluctuate during the term of the lease and there are no operating expenses.  The Company believes that this type of non-GAAP financial measure, when considered with our financial statements prepared in accordance with GAAP, is useful to investors to better understand the Company’s operating results. Properties are included in this analysis if they were owned and operated for the entirety of both periods being compared. Further, same-property operating results is a measure for which there is no standard definition and, as such, it is not consistently defined or reported on among the Company’s peers, and thus may not provide an adequate basis for comparison between REITs.

	For the Year Ended December 31,		Variance
	2018	2017	$	%
Rental revenues	$24,966,654	$25,796,774	$(830,120)	-3.2%
Rental operating costs	10,421,594	10,282,090	139,504	1.4%

Net operating income	$14,545,060	$15,514,684	$(969,624)	-6.2%

Operating Ratios:
Number of same properties	19	19
Same-property occupancy, end of period	83.4%	87.2%		-3.8%
Same-properties operating costs as a percentage of total revenues	41.7%	39.9%		1.9%

Overview

Same-store property NOI decreased for the year ended December 31, 2018 as compared to the corresponding period in 2017 as evidenced by the decrease in rental revenues of 3.2%. Rental revenues decreased due to lower same-property occupancy of 83.4% for the year ended December 31, 2018 compared to 87.2% for the same period in 2017. Rental operating costs as a percentage of total revenues increased approximately 1.4% for the year ended December 31, 2018 when compared to the same period in 2017.

Leasing

Our same-store decline in growth is primarily driven by lower to flat rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, we believe that the infill nature and strong demographics of our properties provide us with a strategic advantage, allowing us to achieve higher occupancy and increase rental rates. We have continued to see signs of improvement for many of our tenants as well as increased interest from prospective tenants for our spaces. While there can be no assurance that these positive signs will continue, we remain cautiously optimistic regarding the improved trends we have seen over the past few years. We believe the locations of our properties and diverse tenant base mitigate the potentially negative impact of a poor economic environment. However, any reduction in our tenants' abilities to pay base rent, percentage rent or other charges, may adversely affect our financial condition and results of operations.

During the quarter ended December 31, 2018, we signed 25 leases (12 new leases and 13 renewals) for a total of 99,181 square feet of space leases, of which 46,487 square feet related to comparable leases.  Comparable leases signed had an average rental rate increase of 38.1% on a cash basis and an average rental decrease of 5.3% on a straight-line basis. New office leases for comparable spaces were signed for 3,274 square feet at an average rental rate increase of 2.4% on a cash basis and an average rental rate increase of 11.3% on a straight-line basis. Renewals for comparable office spaces were signed for 43,213 square feet at an average rental rate increase of 41.5% on a cash basis and decrease of 6.9% on a straight-line basis. Non comparable new leases were signed for 52,694 square feet.

During the year ended December 31, 2018, we signed 79 leases (36 new leases and 43 renewals) for a total of 304,660 square feet of space leases, of which 177,280 square feet related to comparable leases.  Comparable leases signed had an average rental rate increase of 14.2% on a cash basis and an average rental increase of 6.0% on a straight-line basis. New office leases for comparable spaces were signed for 19,154 square feet at an average rental rate increase of 4.3% on a cash basis and an average rental rate increase of 7.8% on a straight-line basis. Renewals for comparable office spaces were signed for 158,126 square feet at an average rental rate increase of 15.6% on a cash basis and increase of 5.7% on a straight-line basis. Non comparable new leases were signed for 127,380 square feet.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our Management concluded that our internal control over financial reporting was effective as of December 31, 2018.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding our internal control over financial reporting as such report is not required for the Company.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Stockholders is presently scheduled to be held on May 23, 2019.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements - the following documents are filed as part of this report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2018 and 2017
•	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017
•	Consolidated Statements of Equity for the years ended December 31, 2018 and 2017
•	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017
•	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules - the following documents are filed as part of this report:

•	Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization as of December 31, 2018

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

3.3	Articles Supplementary filed on August 4, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 8, 2014).

3.4	Second Amended and Restated Bylaws of Presidio Property Trust, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on October 19, 2017).

4.1	Form of Series A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 10-12B filed on May 6, 2008).

4.3	Specimen Certificate for Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 8, 2014).

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

10.23+	Form of Restricted Stock Agreement under 1999 Flexible Incentive Plan (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-11 filed on September 18, 2017).

10.24+	Presidio Property Trust, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 19, 2017).

10.25+	Form of Restricted Stock Agreement under 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-11 filed on January 17, 2018).

Number	Description

21.1	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Public Accounting Firm *

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

Signature	Title	Date

/s/ Jack K. Heilbron	Director, Chairman of the Board and Chief Executive Officer	March 22, 2019
Jack K. Heilbron	(Principal Executive Officer)

/s/ Adam Sragovicz	Chief Financial Officer	March 22, 2019
Adam Sragovicz

/s/ Quyen T. Dao-Haddock	Principal Accounting Officer	March 22, 2019
Quyen T. Dao-Haddock

/s/ William H. Allen	Director	March 22, 2019
William H. Allen

/s/ David T. Bruen	Director	March 22, 2019
David T. Bruen

/s/ Sumner J. Rollings	Director	March 22, 2019
Sumner J. Rollings

/s/ Shirley Y. Bullard	Director	March 22, 2019
Shirley Y. Bullard

/s/ Larry G. Dubose	Director, President, Dubose Advisors, LLC, Chief Financial Officer, NetREIT Dubose Model Home REIT, Inc.	March 22, 2019
Larry G. Dubose

/s/ Kenneth W. Elsberry	Director	March 22, 2019
Kenneth W. Elsberry

/s/ Thomas E. Schwartz	Director	March 22, 2019
Thomas E. Schwartz

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Presidio Property Trust, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Presidio Property Trust, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, equity and cash flows for the years then ended, and the related notes to the consolidated financial statements, and schedule in Item 15 (a), Schedule III – Real Estate and Accumulated Depreciation and Amortization (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 1, the Company’s 16,900 shares of Series B Preferred Stock are mandatorily redeemable by the Company on August 1, 2019 for $16.9 million in cash. It is management’s intent to obtain additional borrowings through additional secured or unsecured indebtedness, raise capital or sell real estate asset held for investment in order to obtain proceeds sufficient to settle this obligation; however there can be no assurance that the Company will be able to redeem these Series B Preferred Stock Shares upon maturity. Our opinion is not modified with respect to this matter.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Irvine, California
March 22, 2019

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017

ASSETS
Real estate assets and lease intangibles:
Land	$36,615,681	$35,482,107
Buildings and improvements	179,819,048	174,685,538
Tenant improvements	22,557,994	20,523,191
Lease intangibles	9,026,435	9,096,794
Real estate assets and lease intangibles held for investment, cost	248,019,158	239,787,630
Accumulated depreciation and amortization	(41,626,688)	(34,514,829)
Real estate assets and lease intangibles held for investment, net	206,392,470	205,272,801
Real estate assets held for sale, net	4,715,595	29,261,143
Real estate assets, net	211,108,065	234,533,944
Cash, cash equivalents and restricted cash	9,776,215	8,310,575
Deferred leasing costs, net	2,096,553	1,892,066
Goodwill	2,423,000	2,423,000
Other assets, net	7,646,207	7,337,280
TOTAL ASSETS	$233,050,040	$254,496,865

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable related to real estate assets held for investment, net	$148,193,181	$141,330,911
Mortgage notes payable related to real estate assets held for sale, net	1,520,995	18,991,826
Mortgage notes payable, net	149,714,176	160,322,737
Accounts payable and accrued liabilities	5,751,245	7,142,720
Accrued real estate taxes	3,094,380	3,013,993
Dividends payable	1,075,371	-
Below-market leases, net	495,927	1,390,372
Mandatorily redeemable Series B Preferred Stock, net, $0.01 par value, $1,000 liquidating preference; shares authorized: 35,000; 16,900 and 30,700 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively, net	16,777,898	30,584,875
Total liabilities	176,908,997	202,454,697

Commitments and contingencies

Stockholders' 'Equity:
Common stock Series A, $0.01 par value, shares authorized: 100,000,000; 17,721,422 and 17,667,857 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	177,216	176,680
Additional paid-in capital	151,582,017	151,121,902
Dividends in excess of accumulated losses	(111,343,840)	(113,652,763)
Total stockholders' equity before noncontrolling interest	40,415,393	37,645,819
Noncontrolling interest	15,725,650	14,396,349
Total equity	56,141,043	52,042,168
TOTAL LIABILITIES AND EQUITY	$233,050,040	$254,496,865

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2018	2017
Revenues:
Rental income	$31,141,558	$31,832,530
Fee and other income	1,202,455	1,541,612
	32,344,013	33,374,142

Costs and expenses:
Rental operating costs	10,886,719	10,723,464
General and administrative	4,532,703	5,200,592
Depreciation and amortization	9,101,605	9,710,265
Total costs and expenses	24,521,027	25,634,321

Other income (expense):
Interest expense-Series B Preferred Stock	(4,770,945)	(5,084,468)
Interest expense-mortgage notes	(8,270,071)	(7,869,611)
Interest and other income	55,909	30,287
Gain on sales of real estate	12,200,138	2,623,469
Deferred offering costs	(1,507,599)	-
Impairment of real estate assets	(532,951)	-
Acquisition costs	(26,177)	(72,897)
Income tax expense	(518,567)	(208,681)
Total other expense, net	(3,370,263)	(10,581,901)

Net income (loss)	4,452,723	(2,842,080)

Less: Income attributable to noncontrolling interests	(1,068,429)	(642,336)

Net income (loss) attributable to Presidio Property Trust, Inc. common stockholders	$3,384,294	$(3,484,416)

Basic income (loss) per common share
Income (loss) per common share	$0.19	$(0.20)
Weighted average number of common shares outstanding - basic	17,681,358	17,590,778

Diluted income (loss) per common share
Income (loss) per common share	$0.19	$(0.20)
Weighted average number of common shares outstanding - diluted	17,866,352	17,590,778

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

				Dividends
			Additional	In Excess of	Total	Non-
	Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance at December 31, 2016	17,502,673	$175,028	$149,539,782	$(106,623,957)	$43,090,853	$12,658,777	$55,749,630
Net loss	-	-	-	(3,484,416)	(3,484,416)	642,336	(2,842,080)
Dividends declared, paid and reinvested	114,449	1,144	1,094,290	(3,544,390)	(2,448,956)	-	(2,448,956)
Common stock repurchased	(14,234)	(142)	(70,254)	-	(70,396)	-	(70,396)
Contributions received from noncontrolling interests, net of distributions paid	-	-	-	-	-	1,095,236	1,095,236
Vesting of restricted stock	64,969	650	558,084	-	558,734		558,734
Balance, December 31, 2017	17,667,857	176,680	151,121,902	(113,652,763)	37,645,819	14,396,349	52,042,168

Net income	-	-	-	3,384,294	3,384,294	1,068,429	4,452,723
Dividends declared	-	-	-	(1,075,371)	(1,075,371)	-	(1,075,371)
Contributions received from noncontrolling interests, net of distributions paid	-	-	-	-	-	260,872	260,872
Vesting of restricted stock	53,565	536	460,115	-	460,651	-	460,651
Balance, December 31, 2018	17,721,422	$177,216	$151,582,017	$(111,343,840)	$40,415,393	$15,725,650	$56,141,043

See Notes to Consolidated Financial Statements.

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$4,452,723	$(2,842,080)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,101,605	9,710,265
Stock compensation	460,651	558,734
Bad debt expense	110,416	72,147
Gain on sale of real estate assets	(12,200,138)	(2,623,469)
Impairment of real estate assets	532,951	-
Amortization of financing costs	675,087	1,090,853
Amortization of above-market leases	68,878	100,846
Amortization of below-market leases	(894,445)	(307,714)
Straight-line rent adjustment	45,778	(624,562)
Changes in operating assets and liabilities:
Other assets	(818,384)	(1,320,978)
Accounts payable and accrued liabilities	(1,183,057)	1,076,653
Accrued real estate taxes	80,387	695,003
Net cash provided by operating activities	432,452	5,585,698

Cash flows from investing activities:
Real estate acquisitions	(17,326,915)	(17,560,745)
Buildings and tenant improvements	(3,359,283)	(3,621,724)
Additions to deferred leasing costs	(714,596)	(521,599)
Proceeds from sale of real estate assets	46,991,372	20,613,616
Net cash provided by (used in) investing activities	25,590,578	(1,090,452)

Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	20,510,012	13,296,750
Repayment of mortgage notes payable	(31,374,774)	(12,119,676)
Redemption of mandatorily redeemable Series B Preferred Stock	(13,800,000)	(2,000,000)
Series B Preferred Stock costs	(153,500)	(153,500)
Contributions received from noncontrolling interests in excess of distributions paid	260,872	1,095,236
Repurchase of common stock	-	(70,396)
Dividends paid to stockholders	-	(3,620,880)
Net cash used in financing activities	(24,557,390)	(3,572,466)

Net increase in cash, cash equivalents and restricted cash	1,465,640	922,780
Cash, cash equivalents and restricted cash - beginning of year	8,310,575	7,387,795
Cash, cash equivalents and restricted cash - end of year	$9,776,215	$8,310,575
Supplemental disclosure of cash flow information:
Interest paid-Series B preferred stock	$4,357,694	$4,439,361
Interest paid-mortgage notes payable	$7,806,068	$7,391,172
Non-cash investing and financing activities:
Reinvestment of cash dividends	$-	$1,095,434
Accrual of dividends payable	$1,075,371	$-

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization. Presidio Property Trust, Inc. (“we”, “our”, “us” or the “Company”) is a self-managed real estate investment trust (“REIT”). We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” Through Presidio Property Trust, Inc., its subsidiaries and its partnerships, we own 18 commercial properties in fee interest and have partial interests in one property through our investments in limited partnerships for which we serve as the general partner.

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

•

The Company is a limited partner in four partnerships and one limited liability corporation that purchase and leaseback model homes from developers (“Dubose Model Homes Investors #202, LP”, “Dubose Model Homes Investors #203, LP, “Dubose Model Homes Investors #204, LP, and “NetREIT Dubose Model Home REIT, LP”). The Company refers to these entities collectively, as the “Model Home Entities”.

The Company has determined that the entities described above, where it owns less than 100%, should be included in the Company’s consolidated financial statements as the Company directs their activities and holds a non-controlling interest in these limited partnerships through the Company.

Unit-based information used herein (such as references to square footage or property occupancy rates) is unaudited.

Liquidity. The Company’s 16,900 shares of Series B Preferred Stock are mandatorily redeemable by the Company on August 1, 2019 for $16.9 million in cash. It is management’s intent to obtain additional borrowing under secured or unsecured indebtedness, sell properties, or reduce the rate of distributions to the stockholders in order to obtain proceeds sufficient to settle this obligation. Under the terms of our Series B Preferred Stock financing, if there is an event of default, the investor may exercise various remedies, including a change of control via replacing a majority of the Board of Directors. If we fail to comply with the payment obligations, then we may trigger an event of default.  The terms of our Series B Preferred Stock financing provide that, upon the occurrence of an event of default, the investor will have the right to take the unilateral action to, or cause the Company to, among other things:

•	Replace property managers and leasing agents;
•	Following 180 days after the mandatory redemption date of August 1, 2019 for the Series B Preferred Stock, sell any property of the Company, except as otherwise required under applicable law;
•	Implement all major decisions listed above and in the Investor Agreement, except as otherwise required under applicable law;
•	Refinance, repay or prepay any senior loans of the Company;
•	Cure any default under any senior loans of the Company; and
•	Elect six individuals to serve as members of the Board of Directors of the Company.

The ability of our investor to replace a majority of our board of directors upon an event of default would give control of the Company to the investor.  Such a change of control, or the exercise of other rights upon an event of default, could result in a material adverse effect on us, including our business, results of operations and financial condition.

We have $9.9 million of mortgage notes payable maturing in 2019 related to the model home properties. We plan to refinance a significant portion of the mortgage notes payable or sell the model home properties to repay the mortgage notes payable.

Segments. The Company acquires and operates income producing properties in three business segments including Office/Industrial Properties, Model Home Properties and Retail Properties. See Note 13 “Segments”.

Customer Concentration. Concentration of credit risk with respect to tenant receivable is limited due to the large number of tenants comprising the Company’s rental revenue. We had one tenant account for 5.7% of total rental income for the year ended December 31, 2018 and no single tenant accounted for more than 5% of total rental income for the year ended December 31, 2017.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

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

The Company classifies the noncontrolling interests in the NetREIT Partnerships as part of consolidated net income (loss) in 2018 and 2017, and includes the accumulated amount of noncontrolling interests as part of equity since inception in February 2010. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interest will be remeasured, with the gain or loss reported in the statement of operations. Management has evaluated the noncontrolling interests and determined that they do not contain any redemption features.

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

Real Estate Assets and Lease Intangibles. Land, buildings and improvements are recorded at cost, including tenant improvements and lease acquisition costs (including leasing commissions, space planning fees, and legal fees). The Company capitalizes any expenditure that replaces, improves, or otherwise extends the economic life of an asset, while ordinary repairs and maintenance are expensed as incurred. The Company allocates the purchase price of acquired properties between the acquired tangible assets and liabilities (consisting of land, building, tenant improvements, and long-term debt) and identified intangible assets and liabilities (including the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and tenant relationships), based in each case on their respective fair values.

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

The value allocable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net increase in rental income of approximately $826,000 and $207,000 for the years ended December 31, 2018 and 2017, respectively.

The value of in-place leases and unamortized lease origination costs are amortized to expenses over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $569,000 and $929,000 for years ended December 31, 2018 and 2017, respectively.

Impairment of Real Estate Assets. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows, as well as considering sales and leasing data for comparable properties. During the year ended December 31, 2018, the Company determined that an impairment existed in one of its properties (Waterman Plaza) and, as a result, recorded an asset impairment charge of $533,000.  There were no impairment charges recorded during the year ended December 31, 2017.

Intangible Assets.  Intangible assets, including goodwill and lease intangibles, are comprised of finite-lived and indefinite-lived assets. Lease intangibles represents the allocation of a portion of the purchase price of a property acquisition representing the estimated value of in-place leases, unamortized lease origination costs, tenant relationships and land purchase options. Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. Indefinite-lived assets are not amortized. Amortization expense of intangible assets that are not deemed to have an indefinite useful life was approximately $415,000 and $590,000, respectively, for the years ended December 31, 2018 and 2017 and is included in depreciation and amortization in the accompanying consolidated statements of operation.

The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed to exist at December 31, 2018 and 2017.

Depreciation and Amortization. The Company records depreciation and amortization expense using the straight-line method over the useful lives of the respective assets. The cost of buildings are depreciated over estimated useful lives of 39 years, the costs of improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease (which range from 1 to 10 years), the costs associated with acquired tenant intangibles over the remaining lease term and the cost of furniture, fixtures and equipment are depreciated over 4 to 5 years. Depreciation expense for the years ended December 31, 2018 and 2017 was approximately $9.1 million and $9.7 million, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations.

Cash, Cash Equivalents and Restricted Cash. The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At December 31, 2018, the Company had approximately $9.1 million in deposits in financial institutions that exceeded the federally insurable limits. Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are for payment of property taxes, insurance, leasing costs and capital expenditures.

Tenant Receivables. The Company periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company maintains an allowance for deferred rent receivable that arises from straight-lining of rents. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates. At December 31, 2018 and 2017, the balance of allowance for possible uncollectible tenant receivables included in other assets, net in the accompanying consolidated balance sheets was approximately $60,300 and $26,000, respectively.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At December 31, 2018 and 2017, the Company had net deferred leasing costs of approximately $2,097,000 and $1,892,000, respectively. Total amortization expense for the years ended December 31, 2018 and 2017 was approximately $510,000 and $550,000, respectively.

Deferred Financing Costs. Costs incurred, including legal fees, origination fees, and administrative fees, in connection with debt financing are capitalized as deferred financing costs and are amortized using the effective interest method, over the contractual term of the respective loans. At December 31, 2018 and 2017, unamortized deferred financing costs related to mortgage notes payable were approximately $1,427,000 and $1,683,000, respectively, and unamortized deferred financing costs associated with the Series B Preferred Stock costs were approximately $122,000 and $115,000, respectively. for the years ended December 31, 2018 and 2017, total amortization expense related to the mortgage notes payable deferred financing costs was approximately $529,000 and $461,000, respectively, and total amortization expense related to the Series B Preferred Stock costs was approximately $147,000 and $630,000, respectively.  Amortization of deferred financing costs are included in interest expense in the accompanying consolidated statements of operations.

Income Taxes.  We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), for federal income tax purposes. To maintain our qualification as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we maintain our qualification for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to maintain our qualification as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. We are subject to certain state and local income taxes. As of December 31, 2018, we had approximately $77.5 million of Federal net operating losses (NOLs) carry-forwards to offset potential future federal tax obligations. We may not generate sufficient taxable income in future periods to be able to realize fully the tax benefits of our NOL carry‑forwards.

We, together with our subsidiary, NetREIT Dubose, have elected to treat such subsidiary as taxable REIT subsidiary (a “TRS”) for federal income tax purposes. Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to federal and state income taxes.

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

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. Cash equivalents, mortgage notes receivable, tenant receivable and payables and accrued liabilities all approximate fair value due to their short term nature. During the year ended December 31, 2018, the Company measured the fair value of one of its real estate properties on a nonrecurring basis using Level 3 inputs. The Company estimated the fair value for the impaired real estate asset held for investment based on an estimated sales price, less estimated costs to sell.  Management believes that the recorded and fair values of notes payable are approximately the carrying value of December 31, 2018 and 2017.

Sales of Real Estate Assets.  Effective January 1, 2018, we adopted the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business. Generally, our sales of real estate would be considered a sale of a nonfinancial asset as defined by ASC 610-20.

ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09. Under ASC 610-20, if we determine we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.

Revenue Recognition and Tenant Receivables. We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that the tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;
•	whether the amount of a tenant improvement allowance is in excess of market rates;
•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•	whether the tenant improvements are unique to the tenant or general-purpose in nature; and
•	whether the tenant improvements are expected to have any residual value at the end of the lease.

We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

We make estimates of the collectibility of our tenant receivables related to base rents, including deferred rent receivable, expense reimbursements and other revenue or income. We specifically analyze accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, we will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.

Effective January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”) using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of our adoption. Under the modified retrospective approach, an entity may also elect to apply this standard to either (i) all contracts as of January 1, 2018 or (ii) only to contracts that were not completed as of January 1, 2018. A completed contract is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP that was in effect before the date of initial application. We elected to apply this standard only to contracts that were not completed as of January 1, 2018.

Based on our evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at our properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. The Company’s adoption of ASU No. 2014-09 did not have a significant impact on its consolidated financial statements.

Income (Loss) per Common Share. Basic income (loss) per common share (Basic EPS) is computed by dividing net income (loss) available to common shareholders (Numerator) by the weighted average number of common shares outstanding (Denominator) during the period. Diluted loss per common share (Diluted EPS) is similar to the computation of Basic EPS except that the Denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the Numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net earnings per share.

For the year ended December 31, 2018, the basic and diluted net income per share are equivalent at $0.19 per share. For the year ended December 31, 2017, the basic and diluted net loss per share are equivalent at ($0.20) because the Company had incurred a net loss causing any potentially dilutive securities to be anti-dilutive. Dilutive securities include non-vested restricted shares issued under the Company’s share-based incentive plan, shares issuable under certain of the Company’s partnership arrangements and shares issuable under stock purchase warrants. The calculation of net income (loss) per share includes dilutive shares totaling 733,944 shares for the year ended December 31, 2018 and excludes shares totaling 656,758 shares for the year ended December 31, 2017.

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

Recently Issued Accounting Pronouncements.  In August 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The pronouncement was issued to simplify the on-going assessment of hedge effectiveness and increase transparency related to hedge accounting. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company’s adoption of ASU No. 2017-12 is not expected to have a significant impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations. This pronouncement clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This pronouncement was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted for transactions that have not been reported in previously issued financial statements.  The Company’s adoption of this standard on January 1, 2018 did not have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-2, Leases. ASU No. 2016-2 is expected to result in the recognition of a right-to-use asset and related liability to account for future obligations under ground lease agreements for which the Company is the lessee. In addition, this ASU will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred.

As a lessor, under current accounting standards, the Company recognizes rental revenue from its operating leases on a straight-line basis over the respective lease terms. The Company commences recognition of rental revenue at the date the property is ready for its intended use and the tenant takes possession of or controls the physical use of the property.  Under current accounting standards, tenant recoveries related to payments of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses are considered lease components. The Company recognizes these tenant recoveries as revenue when services are rendered in an amount equal to the related operating expenses incurred that are recoverable under the terms of the applicable lease.

Under ASU No. 2016-2, each lease agreement will be evaluated to identify the lease components and nonlease components at lease inception. The total consideration in the lease agreement will be allocated to the lease and nonlease components based on their relative standalone selling prices. Lessors will continue to recognize the lease revenue component using an approach that is substantially equivalent to existing guidance for operating leases (straight-line basis). In July 2018, the FASB issued an amendment to ASU No. 2016-2 that allows lessors to elect, as a practical expedient, not to allocate the total consideration to lease and nonlease components based on their relative standalone selling prices. This practical expedient allows lessors to elect a combined single lease component presentation if (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the related lease component and, the combined single lease component would be classified as an operating lease.

The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt the provisions of ASU No. 2016-2 effective January 1, 2019 using the modified retrospective approach and expects to elect certain practical expedients permitted under the transition guidance.  The Company adoption of this standard on January 1, 2019 did not have a significant impact on its consolidated financial statements.

3. RECENT REAL ESTATE TRANSACTIONS

During year ended December 31, 2018 and 2017 we disposed of the following properties:

•	In December 2018, we sold the following:
o	Port of San Diego Complex for approximately $24.8 million and recognized a gain of approximately $10.0 million.
o	Yucca Valley Retail Center for approximately $7.8 million and recognized a gain of approximately $1.4 million.
o	Pacific Oaks Plaza for approximately $3.9 million and recognized a loss of approximately $232,000.
•	During the year ended December 31, 2018, we disposed of 33 model homes for approximately $12.6 million and recognized a gain of approximately $988,000.
•	In April 2017, we sold the Shoreline Medical Building for approximately $8.2 million and recognized a gain of approximately $1.3 million.
•	In March 2017, we sold the Regatta Square Retail Center for approximately $3.0 million and recognized a gain of approximately $756,000.

•	In February 2017, we sold the Rangewood Medical Building for approximately $2.2 million and recognized a loss of approximately $170,000.
•	During the year ended December 31, 2017, we disposed of 23 model homes for approximately $9.8 million and recognized a gain of approximately $735,000.

During the year ended December 31, 2018, the Company acquired 45 Model Home properties and leased them back to the home builders. The purchase price for the properties totaled $17.3 million. The Company allocated the purchase price of the properties acquired during 2018 as follows:

		Buildings	Total
	Land	and Other	Purchase Price
Model Home Properties	$2,871,611	$14,455,304	$17,326,915

During the year ended December 31, 2018, the Company disposed of real estate assets with a net carrying value of approximately $34.9 million and recorded a gain on sale of approximately $12.2 million.

4.  REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, retail, and NNN leased model home properties located primarily in Southern California and Colorado, with four properties located in North Dakota. Our model home properties are located in ten states. As of December 31, 2018, the Company owned or had an equity interest in:

•	Fourteen office buildings and one industrial buildings (“Office/Industrial Properties”) which total approximately 1,300,653 rentable square feet,
•	Four retail shopping centers (“Retail Properties”) which total approximately 131,010 rentable square feet,
•	One hundred forty-four model homes owned by our affiliated limited partnerships and one limited liability company (“Model Home Properties”).

The Company’s real estate assets consisted of the following as of December 31, 2018 and 2017:

			Real estate assets, net (in thousands)
Property Name	Acquired	Location	2018	2017
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	$11,166	$11,434
World Plaza	September 2007	San Bernardino, California	6,180	5,743
Executive Office Park	July 2008	Colorado Springs, Colorado	7,976	8,076
Waterman Plaza	August 2008	San Bernardino, California	4,977	5,624
Pacific Oaks Plaza (2)(3)	September 2008	Escondido, California	-	4,040
Morena Office Center (1)	January 2009	San Diego, California	4,716	4,870
Genesis Plaza	August 2010	San Diego, California	8,449	8,609
Dakota Center	May 2011	Fargo, North Dakota	9,139	9,635
Yucca Valley Retail Center (2)(4)	September 2011	Yucca Valley, California	-	6,605
Port of San Diego Complex (2)(5)	December 2011	San Diego, California	-	13,888
The Presidio	November 2012	Aurora, Colorado	6,499	6,415
Grand Pacific Center	March 2014	Bismarck, North Dakota	5,814	5,854
Union Terrace	August 2014	Lakewood, Colorado	7,983	8,287
Centennial Tech Center	December 2014	Colorado Springs, Colorado	12,960	13,431
Arapahoe Center	December 2014	Centennial, Colorado	10,251	10,638
Union Town Center	December 2014	Colorado Springs, Colorado	9,904	10,209
West Fargo Industrial	August 2015	Fargo, North Dakota	7,243	7,455
300 N.P.	August 2015	Fargo, North Dakota	3,543	3,636
Research Parkway	August 2015	Colorado Springs, Colorado	2,589	2,686
One Park Centre	August 2015	Westminster, Colorado	8,453	8,514
Highland Court	August 2015	Centennial, Colorado	11,845	12,287
Shea Center II	December 2015	Highlands Ranch, Colorado	22,658	23,352
Office/Industrial and Retail Properties			162,345	191,288
Model Home Properties	2011-2018	AZ, CA, FL, IL, NC, NJ, PA, SC, TX, UT	48,763	43,246
	Total real estate assets and lease intangibles held for investment, net		$211,108	$234,534

(1)	Property held for sale as of December 31, 2018 and sold for $5.6 million on January 15, 2019.
(2)	Property held for sale as of December 31, 2017.
(3)	Pacific Oaks Plaza was sold on December 27, 2018.
(4)	Yucca Valley Retail Center was sold on December 31, 2018.
(5)	Port of San Diego Complex was sold on December 20, 2018.

The Company’s commercial properties are leased to tenants under non-cancelable operating leases for which terms and expirations vary.  Future minimum rental revenues under existing leases on Office/Industrial and Retail Properties as of December 31, 2018 are expected to be as follows:

2019	$16,810,794
2020	14,429,223
2021	10,649,516
2022	7,425,332
2023	4,178,058
Thereafter	4,615,807
Totals	$58,108,730

The Company generally rents Model Home Properties to homebuilders under non-cancelable lease agreements with a term of 18 months with an option to extend in six month increments. Future minimum rental revenues under existing leases on Model Home Properties as of December 31, 2018 are expected to be as follows:

2019	$2,716,596
2020	1,421,568
$4,138,164

5.  LEASE INTANGIBLES

Lease intangibles consist of the following:

	December 31, 2018			December 31, 2017
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$4,958,477	$(3,467,781)	$1,490,696	$4,958,477	$(2,899,042)	$2,059,435
Leasing costs	3,628,080	(2,405,514)	1,222,566	3,628,080	(1,990,154)	1,637,926
Above-market leases	439,878	(291,666)	148,212	510,237	(293,146)	217,091
	$9,026,435	$(6,164,961)	$2,861,474	$9,096,794	$(5,182,342)	$3,914,452

The net value of acquired intangible liabilities was $495,927 and $1,390,372 relating to below-market leases as of December 31, 2018 and December 31, 2017, respectively.

Aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

Years ending December 31:
2019	$876,667
2020	687,974
2021	488,320
2022	360,116
2023	173,785
Thereafter	274,612
Total	$2,861,474

The weighted average amortization period for the intangible assets as of December 31, 2018 was approximately 3.6 years. Lease intangible assets are amortized over the term of the related lease and included as a reduction of rental income in the Statement of Operations.

6. OTHER ASSETS

Other assets consist of the following:

	December 31,	December 31,
	2018	2017
Deferred rent receivable	$2,883,581	$3,227,700
Prepaid expenses, deposits and other	407,106	1,410,363
Tenant receivable, net	2,845,314	1,108,110
Raw land	900,000	900,000
Other intangibles, net	293,832	374,733
Notes receivable	316,374	316,374
Total other assets	$7,646,207	$7,337,280

7.  MORTGAGE NOTES PAYABLE

Mortgage notes payable consisted of the following:

		Principal as of
		December 31,	December 31,	Loan	Interest
Mortgage note property	Notes	2018	2017	Type	Rate (1)	Maturity
Port of San Diego Complex	(4)	$-	$9,575,508	Fixed	4.75%	3/5/2020
Garden Gateway Plaza		6,270,896	6,445,300	Fixed	5.00%	4/5/2020
World Plaza	(9)	3,350,539	-	Variable	5.10%	7/5/2020
West Fargo Industrial		4,292,809	4,365,449	Fixed	4.79%	9/6/2020
Morena Office Center	(2)	1,567,358	2,156,479	Fixed	4.30%	6/1/2021
Waterman Plaza		3,369,960	3,850,365	Fixed	5.78%	4/29/2021
Pacific Oaks Plaza	(6)	-	1,466,351	Fixed	4.30%	6/1/2021
300 N.P.		2,348,443	2,380,703	Fixed	4.95%	6/11/2022
Highland Court		6,568,320	6,695,541	Fixed	3.82%	9/1/2022
Dakota Center		10,314,520	10,492,904	Fixed	4.74%	7/6/2024
Union Terrace		6,354,153	6,454,448	Fixed	4.50%	9/5/2024
The Presidio		5,992,905	6,000,000	Fixed	4.54%	12/1/2021
Centennial Tech Center		9,745,811	9,908,235	Fixed	4.43%	1/5/2024
Research Parkway		1,864,139	1,909,012	Fixed	3.94%	1/5/2025
Arapahoe Center		8,233,567	8,364,088	Fixed	4.34%	1/5/2025
Union Town Center		8,440,000	8,440,000	Fixed	4.28%	1/5/2025
Yucca Valley Retail Center	(7)	-	6,000,000	Fixed	4.31%	4/11/2025
Executive Office Park	(8)	4,947,808	4,151,161	Fixed	4.83%	6/1/2027
Genesis Plaza		6,476,032	6,500,000	Fixed	4.71%	8/25/2025
One Park Centre		6,585,922	6,610,000	Fixed	4.77%	9/5/2025
Shea Center II		17,727,500	17,727,500	Fixed	4.92%	1/5/2026
Grand Pacific Center	(3)	3,961,304	4,057,752	Fixed	4.02%	8/1/2037
Office/Industrial and Retail Properties		$118,411,986	$133,550,796
Model Home Properties		32,728,930	28,454,883	Fixed	(5)	2019-2020
Mortgage Notes Payable		$151,140,916	$162,005,679
Unamortized loan costs		(1,426,740)	(1,682,942)
Mortgage Notes Payable held for investment, net		$149,714,176	$160,322,737

(1)	Interest rates as of December 31, 2018.
(2)	Property held for sale as of December 31, 2018 and sold for $5.6 million on January 15, 2019.
(3)	Interest rate is subject to reset on September 1, 2023.
(4)	Port of San Diego Complex was sold on December 20, 2018.
(5)	Each Model Home has a stand-alone mortgage note at interest rates ranging from 3.8% to 5.6% (at December 31, 2018).
(6)	Pacific Oaks Plaza was sold on December 27, 2018.
(7)	Yucca Valley Retail Center was sold on December 31, 2018.
(8)	The loan was refinanced to a new loan on June 1, 2018.
(9)	Interest on this loan is ABR + 0.75% and LIBOR plus 2.75%. For the year-ended December 31, 2018, the weighted average interest rate was 4.97%.

The Company is in compliance with all conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable are as follows:

	Office/Industrial and Retail	Model Home Properties	Principal
Years ending December 31:	Notes Payable	Notes Payable	Payments
2019	$3,456,829	$9,945,470	$13,402,299
2020	15,231,332	11,595,332	$26,826,664
2021	10,749,691	11,188,128	$21,937,819
2022	10,055,657	-	$10,055,657
2023	10,928,130	-	$10,928,130
Thereafter	67,990,347	-	$67,990,347
Total	$118,411,986	$32,728,930	$151,140,916

8.  SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK

In August 2014, the Company entered into a private placement offering of $40 million of its mandatorily redeemable Series B Preferred Stock and issued 400,000 shares. The financing, was to be funded in installments and planned to be completed no later than the one year anniversary of the initial investment. The funds were used for Series B Preferred investor-approved property acquisitions.  Certain specified management decisions were approved in advance by the Series B Preferred investor. Upon the occurrence of an event of default, the Preferred Stock investor has certain additional rights. As of December 31, 2018, the Company had 16,900 shares of its Series B Preferred Stock outstanding. The Company has classified the Series B Preferred Stock as a liability in accordance with ASC Topic No. 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the accompanying consolidated statements of operations.

The Series B Preferred Stock has a $0.01 par value and a $1,000 liquidation preference. The Series B preferred stock shall be redeemed through a cash payment of the face value of the shares outstanding at redemption. The dividend yield on the funds invested is 14%.  The Series B Preferred Stock was scheduled to be redeemed on August 1, 2017; however, the Company had two one year options to extend the redemption date. On June 30, 2017, the Company exercised its option to extend the redemption date to August 1, 2019 and paid an extension fee of $153,500.  The Company incurred approximately $3.1 million in legal and underwriting costs related to this transaction. These costs have been recorded as deferred financing costs on the accompanying consolidated balance sheets and are being amortized over the term of the agreement using the effective interest method. Amortization expense totaling approximately $147,000 and $630,000 was included in interest expense for the years ended December 31, 2018 and 2017, respectively, in the accompanying consolidated statements of operations.  The unamortized deferred stock costs totaled $122,000 and $115,000 as of December 31, 2018 and 2017, respectively.

During the year ended December 31, 2018, the Company redeemed 13,800 shares of its Series B Preferred Stock for $13.8 million. During the year ended December 31, 2017, the Company redeemed 2,000 shares of its Series B preferred stock for $2.0 million. As of December 31, 2018, the remaining outstanding number of Series B Preferred Stock was 16,900 redeemable for $16.9 million in cash.

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

The Board of Directors authorized the original issuance of 1,000,000 shares of the Preferred Stock as Series AA Convertible Preferred Stock (“Series AA”). Each share of Series AA (i) is non-voting, except under certain circumstances as provided in the Articles of Incorporation; (ii) is entitled to annual cash dividends of 7% which are cumulative and payable quarterly; (iii) ranks senior, as to the payment of dividends and distributions of assets upon liquidation, to common stock or any other series of Preferred Stock that is not senior to or on parity with the Series AA; (iv) is entitled to receive $25.00 plus accrued dividends upon liquidation; (v) may be redeemed by the Company prior to the mandatory conversion date at a price of $25.00 plus accrued dividends, and (vi) may be converted into two shares of common stock at the option of the holder prior to the mandatory conversion date. The conversion price is subject to certain anti-dilution adjustments. The Company has not issued any shares of this Series AA Preferred Stock.

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

In October 2006, the Company commenced a private placement offering of its common stock. Through December 31, 2011 when the offering was terminated, the Company conducted a self-underwritten private placement offering of 20,000,000 shares of its common stock at a price of $10 per share. This offering was made only to accredited investors (and up to thirty-five non-accredited investors) pursuant to an exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. No public or private market currently exists for the securities sold under this offering.  The Company ceased raising capital under this private placement offering effective December 31, 2011.

Cash Dividends. For the year ended December 31, 2018, the Company did not pay cash dividends. For the year ended December 31, 2017, the Company paid cash dividends, net of reinvested stock dividends, of $3,621,000  or at a rate of $0.40 per share on an annualized basis. Subsequent to December 31, 2018, the Company paid $1,075,000 or at a rate of $0.06 per share of cash dividends with proceeds from the sale of real estate properties that occurred in December 2018.

Dividend Reinvestment Plan. The Company had adopted a distribution reinvestment plan that allowed stockholders to have dividends or other distributions otherwise distributable to them invested in additional shares of Company common stock. The Company registered 3,000,000 shares of common stock pursuant to the dividend reinvestment plan. The dividend reinvestment plan became effective on January 23, 2012 and was suspended on December 7, 2018 until further notice. The purchase price per share is 95% of the price the Company was formerly selling its shares for $10.00 per share. No sales commission or dealer manager fee will be paid on shares sold through the dividend reinvestment plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all Participants at least thirty (30) days prior to such record date. No dividend reinvestments were made for the year ended December 31, 2018. As of December 31, 2018, approximately $17,424,399 or 1,834,147 shares of common stock have been issued under the dividend reinvestment plan to date.

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

A summary of the activity for the Company’s restricted stock was as follows:

Outstanding shares:	Common Shares

Balance at December 31, 2017	162,127
Granted	146,777
Forfeited	(16,027)
Vested	(53,565)
Balance at December 31, 2018	239,312

The non-vested restricted shares outstanding as of December 31, 2018 will vest over the next one to ten years.

The value of non-vested restricted stock granted for the years ended December 31, 2018 and 2017 was approximately $2,058,000 and $1,390,000, respectively.

Share-based compensation expense for the years ended December 31, 2018 and 2017 was approximately $461,000 and $559,000, respectively.

12.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, the Company leased a portion of its previous corporate headquarters at Pacific Oaks Plaza in Escondido, California to an entity 100% owned by the Company’s Chairman and Chief Executive Officer and another related party.  Pacific Oaks Plaza was sold on December 27, 2018 and the Company leased the space from the buyer through February 2019. Total rents charged and paid by this affiliate was approximately $36,000 for the years ended December 31, 2018 and 2017, respectively. The Company expects to continue this leasing arrangement in 2019 at its new office at Genesis Plaza in San Diego, California.

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

The Company evaluates the performance of its segments based upon net operating income (“NOI”), which is a non-GAAP supplemental financial measure. The Company defines NOI for its segments as operating revenues (rental income, tenant reimbursements and other operating income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees, impairments and provision for bad debt) excluding interest expense. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non-property income and expenses, depreciation and amortization, real estate acquisition fees and expenses and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company’s real estate investments and to make decisions about resource allocations.

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the years ended December 31, 2018 and 2017, respectively.

	For the Year Ended December 31,
	2018	2017
Office/Industrial Properties:
Rental income	$24,037,363	$25,140,525
Property and related expenses	(9,494,885)	(9,263,556)
Net operating income, as defined	14,542,478	15,876,969
Model Home Properties:
Rental income	4,642,159	3,899,570
Property and related expenses	(174,238)	(154,206)
Net operating income, as defined	4,467,921	3,745,364
Retail Properties:
Rental income	3,664,491	4,334,047
Property and related expenses	(1,217,596)	(1,305,702)
Net operating income, as defined	2,446,895	3,028,345
Reconciliation to net income (loss):
Total net operating income, as defined, for reportable segments	21,457,294	22,650,678
General and administrative expenses	(4,532,703)	(5,200,592)
Depreciation and amortization	(9,101,605)	(9,710,265)
Interest expense	(13,041,016)	(12,954,079)
Interest income	55,909	30,287
Gain on sale of real estate	12,200,138	2,623,469
Deferred offering cost	(1,507,599)	-
Impairment of real estate	(532,951)	-
Acquisition costs	(26,177)	(72,897)
Income tax expense	(518,567)	(208,681)
Net income (loss )	$4,452,723	$(2,842,080)

	December 31,	December 31,
Assets by Reportable Segment:	2018	2017

Office/Industrial Properties:
Land, buildings and improvements, net (1)	$138,694,773	$160,422,468
Total assets (2)	$143,620,315	$163,041,049
Model Home Properties:
Land, buildings and improvements, net (1)	$48,762,869	$43,245,832
Total assets (2)	$48,864,060	$44,782,943
Retail Properties:
Land, buildings and improvements, net (1)	$23,650,423	$30,865,644
Total assets (2)	$27,702,384	$32,534,890
Reconciliation to Total Assets:
Total assets for reportable segments	$220,186,759	$240,358,882
Other unallocated assets:
Cash and cash equivalents	9,776,215	8,310,575
Other assets, net	3,087,066	5,827,408
Total Assets	$233,050,040	$254,496,865

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.
(2)	Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

Capital Expenditures by Reportable Segment
	For the Year Ended December 31,
	2018	2017
Office/Industrial Properties:
Capital expenditures and tenant improvements	$3,340,023	$3,418,722

Model Home Properties:
Acquisition of operating properties	17,326,915	17,560,745

Retail Properties:
Capital expenditures and tenant improvements	19,260	203,002

Totals:
Acquisition of operating properties, net	17,326,915	17,560,745
Capital expenditures and tenant improvements	3,359,283	3,621,724
Total real estate investments	$20,686,198	$21,182,469

Presidio Property Trust, Inc. and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation and Amortization – as of December 31, 2018

All amounts are in thousands		Initial Cost				Total Cost			(1)
Property Name/ Location	Encumbrances	Land Cost	Building and Improvements	Acquisition Price	Capitalized Improvements	Land Cost	Building & Improvements	Total Cost	Accumulated Depreciation & Depreciation	Reserve for Impairment	NBV Real Estate	Date Acquired	Year Built/ Renovated
Garden Gateway, Colorado Springs, CO	6,271	3,035	12,091	15,126	2,721	3,035	10,833	16,589	5,423	—	11,166	03/07	1982/2006
Executive Park, Colorada Springs, CO	4,948	1,266	8,815	10,081	1,490	1,266	7,880	10,636	2,660	—	7,976	07/08	2000
Morena Center, San Diego, CA (2)	1,567	1,333	5,203	6,536	787	1,333	5,037	7,157	1,941	500	4,716	01/09	1985
Genesis Plaza, San Diego, CA	6,476	1,400	8,600	10,000	1,712	1,400	8,007	11,119	2,670	—	8,449	08/10	1989
Dakota Center, Fargo, ND	10,315	832	8,743	9,575	1,267	832	9,823	11,922	2,783	—	9,139	05/11	1982
The Presidio, Colorado Springs, CO	5,993	1,325	5,950	7,275	1,962	1,325	5,320	8,607	2,108	—	6,499	11/12	1985
Grand Pacific Center, Bismarck, ND	3,961	413	4,926	5,339	714	413	5,921	7,048	1,234	—	5,814	03/14	1976
Union Terrace, Lakewood, CO	6,354	1,717	7,708	9,425	3,246	1,717	5,749	10,712	2,729	—	7,983	08/14	1982
Centennial Tech Center, Colorado Springs, CO	9,746	2,025	13,475	15,500	3,250	2,025	10,545	15,820	2,860	—	12,960	12/14	1999
Arapahoe Center, Centennial, CO	8,234	1,420	10,430	11,850	2,076	1,420	8,844	12,340	2,089	—	10,251	12/14	2000
West Fargo Industrial, Fargo, ND	4,293	1,693	6,207	7,900	352	1,693	6,052	8,097	854	—	7,243	08/15	1998/2005
300 N.P., Fargo, ND	2,348	135	3,715	3,850	317	135	3,589	4,041	498	—	3,543	08/15	1922
Highland Court, Centennial, CO	6,568	3,608	9,442	13,050	3,093	3,608	7,756	14,457	2,612	—	11,845	08/15	1984
One Park Centre, Westimister, CO	6,586	1,206	7,944	9,150	1,389	1,206	7,366	9,961	1,508	—	8,453	08/15	1983
Shea Center II, Highlands Ranch, CO	17,728	2,214	23,747	25,961	5,449	2,214	19,425	27,088	4,430	—	22,658	12/15	2000
Total Office/ Industrial properties	$101,388	$23,622	$136,996	$160,618	$29,825	$23,622	$122,147	$175,594	$36,399	$500	$138,695

World Plaza , San Bernardino, CA	3,351	1,698	6,232	7,930	1,116	1,698	6,263	9,077	2,197	700	6,180	09/07	1974
Waterman Plaza, San Bernardino, CA	3,370	2,350	4,814	7,164	556	2,383	4,324	7,263	1,453	833	4,977	08/08	2008
Union Town Center, Colorado Springs, CO	8,440	1,750	9,462	11,212	713	1,750	8,917	11,380	1,476	—	9,904	12/14	2003
Research Parkway, Colorado Springs, CO	1,864	408	2,442	2,850	159	408	2,349	2,916	327	—	2,589	8/15/2016	2003
Total Retail properties	$17,025	$6,206	$22,950	$29,156	$2,544	$6,239	$21,853	$30,636	$5,453	$1,533	$23,650

Model Homes -NDMHR, LP	4,809	1,387	7,019	8,406	—	1,387	7,020	8,407	459	—	7,948	2010-2016	2010-2016
Model Homes-DMH LP #202	5,748	1,384	7,381	8,765	—	1,385	7,381	8,766	268	—	8,498	2014-2018	2014-2018
Model Homes-DMH LP #203	7,959	1,911	10,220	12,131	—	1,911	10,220	12,131	472		11,659	2016-2018	2016-2018
Model Homes-DMH LP #204	5,449	1,409	6,522	7,931		1,409	6,521	7,930	94		7,836	2018	2018
Model Homes-NDMH LLC	8,764	1,998	11,247	13,245	—	1,998	11,247	13,245	423	—	12,822	2016	2016
Total Model Home properties	32,729	8,089	42,389	50,478	—	8,090	42,389	50,479	1,716	—	48,763
											—
CONSOLIDATED TOTALS:	$151,142	$37,917	$202,335	$240,252	$32,369	$37,951	$186,389	$256,709	$43,568	$2,033	$211,108

(1)	Depreciation is computed on a straight-line basis using useful lives up to 39 years.
(2)	Property held for sale as of December 31, 2018 and sold for $5.6 million on January 15, 2019.

Presidio Property Trust, Inc. and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation and Amortization (continued) – as of December 31, 2018

	For the Year Ended December 31,
	2018	2017
Real estate
Balance at the beginning of the year	$274,546,199	$276,833,694
Acquisitions	17,326,915	17,560,745
Improvements	3,359,283	3,616,140
Impairments	(532,951)	-
Dispositions of real estate	(40,023,572)	(23,464,380)
Balance at the end of the year	$254,675,874	$274,546,199
Accumulated depreciation and amortization
Balance at the beginning of the year	$(40,012,255)	$(36,311,485)
Depreciation and amortization expense	(8,452,012)	(9,186,190)
Dispositions of real estate	4,896,458	5,485,420
Balance at the end of the year	$(43,567,809)	$(40,012,255)