Form 10-Q
period 2019-03-31
Presidio Property Trust, Inc.
filed 2019-05-13
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from _____ to _____

000-53673

(Commission file No.)

PRESIDIO PROPERTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	33-0841255
(State or other jurisdiction of incorporation or organization	(I.R.S. employer identification no.)

4995 Murphy Canyon Road, Suite 300, San Diego, CA 92123

(Address of principal executive offices)

(760) 471-8536

(Registrant’s telephone number, including area code)

Title of class of registered securities	Trading symbol	Name of exchange on which registered
None	N/A	N/A

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

At May 13, 2019, registrant had issued and outstanding 17,733,947 shares of its Series A common stock, $0.01 par value.

CAUTIONARY STATEMENTS

This report contains “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report and in our other filings with the Securities and Exchange Commission (the “SEC”). Forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, financial condition, liquidity, capital resources, cash flows, results of operations and other financial and operating information. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “should,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Important factors that may cause actual results to differ from projections include, but are not limited to:

•	adverse economic conditions in the real estate market;

•	adverse changes in the real estate financing markets;

•	our inability to redeem or retire our Series B Preferred Stock when due;

•	our inability to raise sufficient additional capital to expand our real estate investment portfolio and pay dividends to our stockholders;

•	unexpected costs, lower than expected rents and revenues from our properties, and/or increases in our operating costs;

•	inability to attract or retain qualified personnel, including real estate management personnel;

•	adverse results of any legal proceedings;

•	changes in local, regional and national economic conditions;

•	our inability to compete effectively;

•	our inability to collect rent from tenants or renew tenants’ leases;

•	defaults on or non-renewal of leases by tenants;

•	increased interest rates and operating costs;

•	decreased rental rates or increased vacancy rates;

•	changes in the availability of attractive acquisition opportunities;

•	our inability to successfully complete real estate acquisitions or dispositions;

•	our failure to successfully operate acquired properties;

•	changes in our business strategy;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	our failure or inability to implement the recapitalization;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to qualify and maintain our status as a REIT;

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements;

•	financial market fluctuations;

•	new legislation or unexpected interpretations of existing legislation;

•	changes in real estate and zoning laws and increases in real property tax rates; and

•	additional factors discussed in our filings with the SEC.

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$29,067,893	$29,850,681
Buildings and improvements	148,339,806	152,642,115
Tenant improvements	16,613,335	15,457,302
Lease intangibles	6,552,142	6,552,142
Real estate assets and lease intangibles held for investment, cost	200,573,176	204,502,240
Accumulated depreciation and amortization	(33,087,311)	(31,732,241)
Real estate assets and lease intangibles held for investment, net	167,485,865	172,769,999
Real estate assets held for sale, net	34,720,372	38,338,066
Real estate assets, net	202,206,237	211,108,065
Cash equivalents and restricted cash	12,839,227	9,776,215
Deferred leasing costs, net	2,042,461	2,096,553
Goodwill	2,423,000	2,423,000
Other assets, net	5,555,299	7,646,207
TOTAL ASSETS	$225,066,224	$233,050,040
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$119,470,892	$123,039,215
Mortgage notes payable related to properties held for sale, net	26,384,990	26,674,961
Mortgage notes payable, net	145,855,882	149,714,176
Accounts payable and accrued liabilities	5,056,822	5,751,245
Accrued real estate taxes	2,153,246	3,094,380
Dividends payable	-	1,075,371
Lease liability	514,015	-
Below-market leases, net	448,328	495,927
Mandatorily redeemable Series B Preferred Stock, net, $0.01 par value, $1,000 liquidating preference; shares authorized: 35,000; 16,000 and 16,900 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively, net	15,938,949	16,777,898
Total liabilities	169,967,242	176,908,997
Commitments and contingencies (Note 8)
Equity:
Series A Common Stock, $0.01 par value, shares authorized: 100,000,000; 17,733,947 and 17,721,422 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	177,341	177,216
Additional paid-in capital	151,760,626	151,582,017
Dividends and accumulated losses	(113,072,382)	(111,343,840)
Total stockholders' equity before noncontrolling interest	38,865,585	40,415,393
Noncontrolling interest	16,233,397	15,725,650
Total equity	55,098,982	56,141,043
TOTAL LIABILITIES AND EQUITY	$225,066,224	$233,050,040

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Rental income	$6,895,180	$7,946,106
Fees and other income	284,084	278,728
Total revenue	7,179,264	8,224,834
Costs and expenses:
Rental operating costs	2,763,550	2,649,909
General and administrative	1,760,703	1,333,465
Depreciation and amortization	2,210,081	2,339,044
Total costs and expenses	6,734,334	6,322,418
Other income (expense):
Interest expense-Series B preferred stock	(648,451)	(1,093,687)
Interest expense-mortgage notes	(1,896,752)	(1,983,289)
Interest and other income (expense), net	5,524	(18,291)
Gain on sales of real estate, net	1,214,242	74,213
Income tax expense	(81,430)	(32,423)
Total other expense, net	(1,406,867)	(3,053,477)
Net loss	(961,937)	(1,151,061)
Less: Income attributable to noncontrolling interests	(766,455)	(167,130)
Net loss attributable to Presidio Property Trust, Inc. common stockholders	$(1,728,392)	$(1,318,191)
Basic and diluted loss per common share	$(0.10)	$(0.07)
Weighted average number of common shares outstanding - basic and diluted	17,734,797	17,667,857

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

			Additional	Dividends and	Total	Non-
	Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2018	17,721,422	$177,216	$151,582,017	$(111,343,840)	$40,415,393	$15,725,650	$56,141,043
Net loss	-	-	-	(1,728,392)	(1,728,392)	766,455	(961,937)
Dividends paid	-	-	-	(150)	(150)	-	(150)
Contributions received from noncontrolling interests, net of distributions paid	-	-	-	-	-	(258,708)	(258,708)
Repurchase of common stock	(14,322)	(143)	(52,006)		(52,149)	-	(52,149)
Vesting of restricted stock	26,847	268	230,615	-	230,883	-	230,883
Balance, March 31, 2019	17,733,947	$177,341	$151,760,626	$(113,072,382)	$38,865,585	$16,233,397	$55,098,982

			Additional	Dividends and	Total	Non-
	Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2017	17,667,857	$176,680	$151,121,902	$(113,652,763)	$37,645,819	$14,396,349	$52,042,168
Net loss	-	-	-	(1,318,191)	(1,318,191)	167,130	(1,151,061)
Contributions received from noncontrolling interests, net of distributions paid	-	-	-	-	-	1,017,739	1,017,739
Balance, March 31, 2018	17,667,857	$176,680	$151,121,902	$(114,970,954)	$36,327,628	$15,581,218	$51,908,846

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$(961,937)	$(1,151,061)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,210,081	2,339,044
Stock compensation	433,285	171,840
Bad debt expense	18,139	1,919
Gain on sale of real estate assets, net	(1,214,242)	(74,213)
Amortization of financing costs	227,374	136,170
Amortization of above-market leases	17,455	21,480
Amortization of below-market leases	(47,599)	(63,592)
Straight-line rent adjustment	(14,856)	(112,556)
Changes in operating assets and liabilities:
Other assets	2,051,150	348,615
Accounts payable and accrued liabilities	(459,901)	(100,175)
Accrued real estate taxes	(941,134)	(781,793)
Net cash provided by operating activities	1,317,815	735,678
Cash flows from investing activities:
Real estate acquisitions	-	(7,284,141)
Additions to buildings and tenant improvements	(2,696,422)	(1,204,778)
Additions to deferred leasing costs	(151,903)	(167,412)
Proceeds from sales of real estate, net	10,836,118	853,608
Net cash provided by (used in) investing activities	7,987,793	(7,802,723)
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	3,674,303	5,091,811
Repayment of mortgage notes payable	(7,682,670)	(1,251,678)
Redemption of mandatorily redeemable preferred stock	(900,000)	-
Contributions from noncontrolling interests net of distributions paid	(258,708)	1,017,739
Dividends paid to stockholders	(1,075,521)	-
Net cash (used in) provided by financing activities	(6,242,596)	4,857,872
Net increase (decrease) in cash equivalents and restricted cash	3,063,012	(2,209,173)
Cash equivalents and restricted cash - beginning of period	9,776,215	8,310,575
Cash equivalents and restricted cash - end of period	$12,839,227	$6,101,402
Supplemental disclosure of cash flow information:
Interest paid Series B preferred stock	$580,650	$1,074,500
Interest paid-mortgage notes payable	$1,727,008	$1,857,578

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2019

1. ORGANIZATION

Organization. Presidio Property Trust, Inc. (“we”, “our”, “us” or the “Company”) is a self-managed real estate investment trust (“REIT”). We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” The Company’s portfolio includes the following properties:

•	Thirteen office buildings and one industrial property (“Office/Industrial Properties”) which total approximately 1,273,788 rentable square feet;
•	Four retail shopping centers (“Retail Properties”) which total approximately 129,254 rentable square feet; and
•	129 model home residential properties (“Model Homes”) leased back to homebuilders owned through four affiliated limited partnerships and one wholly-owned corporation (“Model Home Properties”).

The Company operates in the following partnerships during the periods covered by these condensed consolidated financial statements:

•	The Company is the sole general partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), all with ownership in real estate income producing properties.
•

The Company is the general and limited partner in five limited partnerships that purchase Model Homes and lease them back to homebuilders (“Dubose Model Home Investors #202, LP”, “Dubose Model Homes Investors #203, LP”, “Dubose Model Homes Investors #204, LP”, “Dubose Model Homes Investors #205, LP” and “NetREIT Dubose Model Home REIT, LP”). The Company refers to these entities collectively, as the “Model Home Partnerships”.

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

Liquidity. The Company’s 16,000 shares of Series B Preferred Stock are mandatorily redeemable by the Company on August 1, 2019 (“Mandatory Redemption Date”) for $16.0 million in cash. It is management’s intent to obtain additional borrowings under secured or unsecured indebtedness, sell properties, or reduce the rate of distributions to the stockholders in order to obtain proceeds sufficient to settle this obligation. Under the terms of our Series B Preferred Stock financing, if there is an event of default, the investor may exercise various remedies, including a change of control via replacing a majority of the Board of Directors. If we fail to comply with the payment obligations, then we may trigger an event of default.  The terms of our Series B Preferred Stock financing provide that, upon the occurrence of an event of default, the investor will have the right to take the unilateral action to, or cause the Company to, among other things:

•	Replace property managers and leasing agents;
•	Following 180 days after the Mandatory Redemption Date, sell any property of the Company, except as otherwise required under applicable law and subject to senior liens;
•	Implement all major decisions listed above and in the Investor Agreement, except as otherwise required under applicable law;

•	Refinance, repay or prepay any senior loans of the Company;
•	Cure any default under any senior loans of the Company; and
•	Elect six individuals to serve as members of the Board of Directors of the Company.

The ability of our investor to replace a majority of our board of directors upon an event of default would give control of the Company to the investor.  Such a change of control, or the exercise of other rights upon an event of default, could result in a material adverse effect on us, including our business, results of operations and financial condition.

For the nine months remaining in 2019 and the year ending December 31, 2020, we have $6.3 million and $12.3 million of mortgage notes payable maturing, respectively, related to the model home properties. We plan to refinance a significant portion of the mortgage notes payable or sell the model home properties to repay the mortgage notes payable.

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2019.

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statement and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the three months ended March 31, 2019 and 2018, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the SEC on March 22, 2019.

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

Cash Equivalents and Restricted Cash. At March 31, 2019 and December 31, 2018, we had approximately $5.5 million and $5.8 million in cash equivalents, respectively and $7.3 million and $4.0 million of restricted cash, respectively.  Our cash equivalents and restricted cash consist of invested cash and cash in our operating accounts and are held in bank accounts at third party institutions. Restricted cash consists of funds used for property taxes, insurance, capital expenditures and leasing commission.

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

Impairments of Real Estate Asset. We review for impairment on a property by property basis. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. The calculation of both discounted and undiscounted cash flows requires management to make estimates of future cash flows including revenues, operating expenses, required maintenance and development expenditures, market conditions, demand for space by tenants and rental rates over long periods. Since our properties typically have a long life, the assumptions used to estimate the future recoverability of book value requires significant management judgment. Actual results could be significantly different from the estimates. These estimates have a direct impact on net income because recording an impairment charge results in a negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.

Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. Although our strategy is to hold our properties over the long-term, if our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to fair value and such loss could be material.

During the three months ended March 31, 2019, the Company determined that no impairment existed, and no impairment charge was recorded for the three months ended March 31, 2019.

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

Subsequent Events. We evaluate subsequent events up until the date the consolidated financial statements are issued. The Board of Directors of the Company declared a $0.06 per share of Series A Common Stock dividend payable on May 31, 2019 to holders of record as of April 1, 2019.

Recently Issued Accounting Pronouncements.  In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which amended the existing accounting standards for lease accounting to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet.

We adopted the standard effective January 1, 2019 and have elected to use January 1, 2019 as our date of initial application. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for periods presented before January 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. We evaluated all leases within this scope under existing accounting standards and under the new ASU lease standard recognized approximately $514,000 of right-of-use assets and lease liabilities.

As a lessor, our rental revenue remained mainly consistent with previous guidance, apart from the narrower definition of initial direct costs that can be capitalized. The new standard defines initial direct costs as only the incremental costs of signing a lease. As such, certain compensation and certain external legal fees related to the execution of successful lease agreements no longer meet the definition of initial direct costs under the new standard and will be accounted for in the line item General and Administrative Expense. However, the adoption of the standard, along with the adoption of ASU No. 2018-11, Leases - Targeted Improvements which the FASB issued in July 2018, did change our presentation of our results from operations in the Consolidated Statements of Operations. The main changes caused by the adoption of the standards are:

•

The new standard provided a practical expedient, which allows lessors to combine non-lease components with the related lease components if both the timing and pattern of transfer are the same for the non-lease components(s) and the related lease components, and the lease components would be classified as an operating lease. Lessors are permitted to apply the practical expedient to all existing leases on a retrospective or prospective basis. We elected the practical expedient to combine our lease and non-lease components that meet the defined criteria. The non-lease components of our leases primarily consist of common area maintenance reimbursements from our tenants.

The new standard requires our expected credit loss related to the collectability of lease receivables to be reflected as an adjustment to the line item Rental Income. For the three months ended March 31, 2018, the credit loss related to the collectibility of lease receivables was recognized in the line item Rental Operating Expense and was not significant.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 is effective for periods beginning after December 15, 2019, with adoption permitted for fiscal years beginning after December 15, 2018. Retrospective adjustments shall be applied through a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. These amendments provide specific guidance for transactions for acquiring goods and services from nonemployees and specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (i) financing to the issuer or (ii) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods beginning after December 15, 2020. Early adoption is permitted but not earlier than the adoption of Topic 606. The Company does not believe that this guidance will have a material effect on its consolidated financial statements as it has not historically issued share-based payments to nonemployees in exchange for goods or services to be consumed within its operations.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. This guidance is effective for public companies in fiscal years beginning after December 15, 2019 with early adoption permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

3. RECENT REAL ESTATE TRANSACTIONS

On January 15, 2019, the Company sold the Morena Office Center for approximately $5.6 million and recognized a gain of approximately $700,000.

During the three months ended March 31, 2019, the Company disposed of 15 model homes for approximately $5.8 million and recognized a gain of approximately $514,000 related to the sale of these Model Homes.

During the three months ended March 30, 2018, the Company acquired 19 model homes for approximately $7.3 million. The purchase price was paid through cash payments of approximately $2.2 million and mortgage notes of approximately $5.1 million.

During the three months ended March 31, 2018, the Company disposed of two model homes for approximately $905,000 and recognized a gain of approximately $74,000 related to the sale of these Model Homes.

4. REAL ESTATE ASSETS

A summary of the properties owned by the Company as of March 31, 2019 is as follows:

			Real estate
	Date		assets, net
Property Name	Acquired	Location	(in thousands)
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	$11,362
World Plaza (1)	September 2007	San Bernardino, California	7,310
Executive Office Park	July 2008	Colorado Springs, Colorado	7,914
Waterman Plaza	August 2008	San Bernardino, California	4,955
Genesis Plaza	August 2010	San Diego, California	8,683
Dakota Center	May 2011	Fargo, North Dakota	9,036
The Presidio (1)	November 2012	Colorado Springs, Colorado	6,509
Grand Pacific Center	March 2014	Bismarck, North Dakota	5,846
Union Terrace (1)	August 2014	Lakewood, Colorado	8,076
Centennial Tech Center (1)	December 2014	Colorado Springs, Colorado	12,826
Arapahoe Center	December 2014	Centennial, Colorado	10,122
Union Town Center	December 2014	Colorado Springs, Colorado	9,826
West Fargo Industrial	August 2015	West Fargo, North Dakota	7,285
300 N.P.	August 2015	Fargo, North Dakota	3,509
Research Parkway	August 2015	Colorado Springs, Colorado	2,567
One Park Center	August 2015	Westminster, Colorado	8,508
Highland Court	August 2015	Centennial, Colorado	11,724
Shea Center II	December 2015	Highlands Ranch, Colorado	22,524
Presidio Property Trust, Inc. properties			158,582
Model Home properties	2010-2018	AZ, CA, FL, IL, PA, SC, TX, WI	43,624
	Total real estate assets and lease intangibles, net		$202,206

(1) Properties held for sale as of March 31, 2019.

Geographic Diversification Table

The following tables show a list of properties owned by Presidio Property Trust, Inc. grouped by state location as of March 31, 2019:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	3	132,319	9.4%	$1,810,437	10.0%
Colorado	11	873,684	62.3%	12,660,021	69.9%
North Dakota	4	397,039	28.3%	3,632,796	20.1%
Total	18	1,403,042	100.0%	$18,103,254	100.0%

Model Home properties:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate of Aggregate % Annual Rent
Southwest	89	347,482	77.7%	$2,520,600	67.6%
West	2	4,563	1.0%	42,456	1.1%
Southeast	29	68,188	15.2%	807,204	21.6%
Midwest	3	9,458	2.1%	131,916	3.5%
East	3	8,295	1.9%	113,016	3.0%
Northeast	3	9,271	2.1%	121,020	3.2%
Total	129	447,257	100.0%	$3,736,212	100.0%

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	March 31, 2019			December 31, 2018
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$4,958,477	$(3,590,585)	$1,367,892	$4,958,477	$(3,467,781)	$1,490,696
Leasing costs	3,628,080	(2,496,491)	1,131,589	3,628,080	(2,405,514)	1,222,566
Above-market leases	439,878	(309,121)	130,757	439,878	(291,666)	148,212
	$9,026,435	$(6,396,197)	$2,630,238	$9,026,435	$(6,164,961)	$2,861,474

As of March 31, 2019 and December 31, 2018, $953,062 and $1,000,618, of net lease intangible assets were included in real estate assets held for sale, respectively.

The net value of acquired intangible liabilities was $448,328 and $495,927 relating to below-market leases as of March 31, 2019 and December 31, 2018, respectively.

Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

Nine months remaining in 2019	$645,431
Years ending December 31:
2020	687,974
2021	488,320
2022	378,394
2023	173,785
Thereafter	256,334
Total	$2,630,238

The weighted average remaining amortization period of the intangible assets as of March 31, 2019 is 3.4 years.

6. OTHER ASSETS

Other assets consist of the following:

	March 31,	December 31,
	2019	2018
Deferred rent receivable	$2,816,360	$2,883,581
Prepaid expenses, deposits and other	231,195	407,106
Tenant receivable, net	503,747	2,845,314
Raw land	900,000	900,000
Right-of-use asset	514,015	-
Other intangibles, net	273,608	293,832
Notes receivable	316,374	316,374
Total other assets	$5,555,299	$7,646,207

7.  MORTGAGE NOTES PAYABLE

Mortgage notes payable consisted of the following:

		Principal as of
		March 31,	December 31,	Loan	Interest
Mortgage note property	Notes	2019	2018	Type	Rate (1)	Maturity
Garden Gateway Plaza		6,221,930	6,270,896	Fixed	5.00%	2/5/2020
World Plaza	(3)(4)	4,652,783	3,350,539	Variable	5.10%	7/5/2020
West Fargo Industrial		4,273,389	4,292,809	Fixed	4.79%	9/6/2020
Morena Office Center	(2)	-	1,567,358	Fixed	4.30%	6/1/2021
Waterman Plaza		3,342,821	3,369,960	Fixed	5.78%	4/29/2021
300 N.P.		2,339,040	2,348,443	Fixed	4.95%	6/11/2022
Highland Court		6,532,844	6,568,320	Fixed	3.82%	9/1/2022
Dakota Center		10,263,049	10,314,520	Fixed	4.74%	7/6/2024
Union Terrace Building	(3)	6,325,217	6,354,153	Fixed	4.50%	8/5/2024
The Presidio	(3)	5,976,369	5,992,905	Fixed	4.54%	12/1/2021
Centennial Tech Center	(3)	9,699,063	9,745,811	Fixed	4.43%	12/5/2024
Research Parkway		1,851,618	1,864,139	Fixed	3.94%	1/5/2025
Arapahoe Service Center		8,195,988	8,233,567	Fixed	4.34%	1/5/2025
Union Town Center		8,440,000	8,440,000	Fixed	4.28%	1/5/2025
Executive Office Park		4,921,238	4,947,808	Fixed	4.83%	6/1/2027
Genesis Plaza		6,450,941	6,476,032	Fixed	4.71%	8/25/2025
One Park Centre		6,560,690	6,585,922	Fixed	4.77%	9/5/2025
Shea Center II		17,727,500	17,727,500	Fixed	4.92%	1/5/2026
Grand Pacific Center	(5)	3,934,379	3,961,304	Fixed	4.02%	8/1/2037
Subtotal, Presidio Property Trust, Inc. Properties		117,708,859	118,411,986
Model Home mortgage notes		29,423,690	32,728,930	Fixed	(6)	2019-2021
Mortgage Notes Payable		$147,132,549	$151,140,916
Unamortized loan costs		(1,276,667)	(1,426,740)
Mortgage Notes Payable, net		$145,855,882	$149,714,176

(1)	Interest rates as of March 31, 2019.
(2)	Morena Office Center was sold on January 15, 2019.
(3)	Properties held for sale as of March 31, 2019.
(4)	Interest on this loan is ABR plus 0.75% and LIBOR plus 2.75%. For the 3 months ended March 31, 2019, the weighted average interest rate was 5.38%.
(5)	Interest rate is subject to reset on September 1, 2023.
(6)	Each model home has a stand-alone mortgage note at interest rates ranging from 3.7% to 5.75% per annum (at March 31, 2019).

The Company is in compliance with all material conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable were as follows as of March 31, 2019:

	Presidio Property Trust, Inc.	Model Homes	Principal
	Notes Payable	Notes Payable	Payments
Nine months remaining in 2019	$1,496,106	$6,253,663	$7,749,769
Years ending December 31:
2020	16,537,438	12,314,258	$28,851,696
2021	10,756,794	10,855,769	$21,612,563
2022	10,055,656	-	$10,055,656
2023	1,783,291	-	$1,783,291
Thereafter	77,079,574	-	$77,079,574
Total	$117,708,859	$29,423,690	$147,132,549

8.  COMMITMENTS AND CONTINGENCIES

The Company is obligated under certain tenant leases to fund tenant improvements and the expansion of the underlying leased properties.

Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of certain hazardous or toxic substances disposed, stored, generated, released, manufactured or discharged from, on, at, under, or in a property. As such, the Company may be potentially liable for costs associated with any potential environmental remediation at any of its formerly or currently owned properties.

The Company believes that it is in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Management is not aware of any environmental liability that it believes would have a material adverse impact on the Company’s financial position or results of operations. Management is unaware of any instances in which the Company would incur significant environmental costs if any or all properties were sold, disposed of or abandoned. However, there can be no assurance that any such non-compliance, liability, claim or expenditure will not arise in the future.

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of March 31, 2019, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

9.  SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK

In August 2014, the Company closed on a private placement offering of its mandatorily redeemable Series B Preferred Stock (“Series B Preferred Stock”). The financing was funded in installments and completed on December 24, 2015. As of December 31, 2015, the Company had issued 35,000 shares of its Series B Preferred Stock. As of March 31, 2019 and December 31, 2018, the outstanding number of shares was 16,000 and 16,900, respectively. The Company has classified the Series B Preferred Stock as a liability in accordance with ASC Topic No. 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the accompanying consolidated statements of operations.

The Series B Preferred Stock has a $0.01 par value and a $1,000 liquidation preference. The Series B Preferred Stock shall be redeemed through a cash payment of the face value of the shares outstanding at redemption. The preferred return on the funds invested is 14% and shall be paid on a monthly basis. The Series B Preferred Stock was scheduled to be redeemed on August 1, 2017; however, the Company had two one year options to extend the redemption date. On June 30, 2017, the Company exercised its option to extend the redemption date to August 1, 2018 and paid an extension fee of $153,500. The Company paid an additional $153,500 to exercise its option to extend the redemption date to August 1, 2019 in July 2018. The Company incurred approximately $3.1 million in legal and underwriting costs related to this transaction. These costs have been recorded as deferred financing costs on the accompanying consolidated balance sheets as a direct deduction from the carrying amount of that debt liability and are being amortized over the term of the agreement. Amortization expense totaling approximately $61,000 and $19,000 was included in interest expense for the three months ended March 31, 2019 and 2018 in the accompanying condensed consolidated statements of operations. The unamortized deferred costs totaled $61,000 and $122,000 as of March 31, 2019 and December 31, 2018.

During the three months ended March 31, 2019, the Company redeemed 900 shares of its Series B Preferred Stock for $900,000. During the year ended December 31, 2018, the Company redeemed 13,800 shares of its Series B Preferred Stock for $13.8

million.    As of March 31, 2019 and December 31, 2018, the outstanding number of shares was 16,000 and 16,900, respectively, and redeemable for $16 million and $16.9 million in cash, respectively.

10. STOCKHOLDERS' EQUITY

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

Common Stock. The Company is authorized to issue up to 100,000,000 shares of Series A Common Stock $0.01 par value (“Series A Common Stock”) and 1,000 shares of Series B Common Stock $0.01 par value (“Series B Common Stock”). The Series A Common Stock and the Series B Common Stock have identical rights, preferences, terms and conditions except that the holders of Series B Common Stock are not entitled to receive any portion of Company assets in the event of Company liquidation. There have been no shares of Series B Common Stock issued. Each share of Series A Common Stock and Series B Common Stock entitles the holder to one vote. The Series A Common Stock and Series B Common Stock is not subject to redemption and does not have any preference, conversion, exchange or pre-emptive rights. The articles of incorporation contain a restriction on ownership of the common stock that prevents one person from owning more than 9.8% of the outstanding shares of common stock.

Cash Dividends.   During the three months ended March 31, 2019 the Company paid a cash dividend of approximately $1,075,000 or $0.06 per share. During the three months ended March 31, 2018 the Company suspended the payment of dividends and no dividends were declared or paid.

Dividend Reinvestment Plan. The Company has adopted a distribution reinvestment plan (“Plan) that allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of Company common stock. The Company has registered 3,000,000 shares of common stock pursuant to the Plan. The Plan became effective on January 23, 2012 and was suspended on December 7, 2018. The purchase price per share used in the past was 95% of the price the Company sold its shares or $9.50 per share. No sales commission or dealer manager fee were paid on shares sold through the Plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all participants at least thirty (30) days prior to such record date. As of March 31, 2019 approximately $17.4 million or approximately 1,834,147 shares of common stock have been issued under the Plan. No shares were issued under the Plan during the three months ended March 31, 2019.

11.  RELATED PARTY TRANSACTIONS

The Company leases a portion of its corporate headquarters in San Diego, California to entities 100% owned by the Company’s Chairman and Chief Executive Officer. Rental income recorded for the three months ended March 31, 2019 and 2018 totaled $1,000 and $7,000, respectively.

12. SEGMENTS

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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended March 31,
	2019	2018
Office/Industrial Properties:
Rental, fees and other income	$5,454,153	$6,157,147
Property and related expenses	(2,504,787)	(2,350,611)
Net operating income, as defined	2,949,366	3,806,536
Model Home Properties:
Rental, fees and other income	1,081,684	1,123,767
Property and related expenses	(50,422)	(52,526)
Net operating income, as defined	1,031,262	1,071,241
Retail Properties:
Rental, fees and other income	643,427	943,920
Property and related expenses	(208,341)	(246,772)
Net operating income, as defined	435,086	697,148
Reconciliation to net loss:
Total net operating income, as defined, for reportable segments	4,415,714	5,574,925
General and administrative expenses	(1,760,703)	(1,333,465)
Depreciation and amortization	(2,210,081)	(2,339,044)
Interest expense	(2,545,203)	(3,076,976)
Other income (expense)	5,524	(18,291)
Income tax expense	(81,430)	(32,423)
Gain on sale of real estate	1,214,242	74,213
Net loss	$(961,937)	$(1,151,061)

	March 31,	December 31,
Assets by Reportable Segment:	2019	2018
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$133,923,477	$138,694,773
Total assets (2)	$138,049,968	$143,620,315
Model Home Properties:
Land, buildings and improvements, net (1)	$43,624,148	$48,762,869
Total assets (2)	$47,453,048	$48,864,060
Retail Properties:
Land, buildings and improvements, net (1)	$24,658,611	$23,650,423
Total assets (2)	$26,209,214	$27,702,384
Reconciliation to Total Assets:
Total assets for reportable segments	$211,712,230	$220,186,759
Other unallocated assets:
Cash equivalents and restricted cash	12,839,227	9,776,215
Other assets, net	514,767	3,087,066
Total Assets	$225,066,224	$233,050,040
(1)	Includes lease intangibles and the land purchase option related to property acquisitions.
(2)	Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	For the Three Months Ended March 31,
Capital Expenditures by Reportable Segment	2019	2018
Office/Industrial Properties:
Capital expenditures and tenant improvements	$2,696,422	$1,185,518
Model Home Properties:
Acquisition of operating properties	-	7,284,141
Retail Properties:
Capital expenditures and tenant improvements	-	19,260
Totals:
Acquisition of operating properties, net	-	7,284,141
Capital expenditures and tenant improvements	2,696,422	1,204,778
Total real estate investments	$2,696,422	$8,488,919

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our financial statements and should be read in conjunction with the financial statements, footnotes and to Cautionary Statements appearing elsewhere in this report.

OVERVIEW

The Company operates as a self-managed and self-administered real estate investment trust, or REIT.  In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” The Company acquires, owns and manages a geographically diversified portfolio of real estate assets including office, industrial, retail and model home residential properties leased to homebuilders located throughout the United States. As of March 31, 2019, the Company owned or had an equity interest in:

•	Thirteen office buildings and one industrial property (“Office/Industrial Properties”) which totals approximately 1,273,788 rentable square feet;
•	Four retail shopping centers (“Retail Properties”) which total approximately 129,254 rentable square feet; and
•	129 Model Homes owned by four affiliated limited partnerships and one wholly-owned limited liability company (“Model Home Properties”).

The Company’s office, industrial and retail properties are located primarily in Southern California and Colorado, with four properties located in North Dakota. Our geographical clustering of assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas.  We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year or has been operating for three years.

Most of our office, industrial and retail properties are leased to a variety of tenants ranging from small businesses to large public companies, many of which do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into triple net leases that require tenants to pay, among other expense, all of the operating expenses or pay increases in operating expenses over specific base years. Decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have a negative effect on our future financial condition, results of operations and cash flow.

Our Model Homes are typically leased for two to three years to the homebuilder under a triple net lease.  Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property.  We seek to diversify our portfolio by commercial real estate segments to reduce the adverse effect of a single under-performing segment, geographic market and/or tenant. We further supplement this at the tenant level through our credit review process, which varies by tenant class.  For example, our commercial and industrial tenants tend to be corporations or individual owned businesses.  In these cases, we typically obtain financial records, including financial statements and tax returns, and run credit reports for any prospective tenant to support our decision to enter into a rental arrangement. We also typically obtain security deposits from these commercial entities and, as we deem prudent, personal guarantees or parental guarantees. Our Model Home tenants are typically substantial homebuilders with established credit histories. These business tenants are subject to financial review and analysis prior to entering into a sale-leaseback transaction. Our ownership of the underlying property provides a further means of avoiding significant credit losses.

SIGNIFICANT TRANSACTIONS IN 2019 AND 2018

Acquisitions

•	The Company did not acquire any properties during the three months ended March 31, 2019.

•

The Company acquired 19 Model Home Properties and leased them back to the homebuilders during the three months ended March 31, 2018. The purchase price for the properties was $7.3 million. The purchase price was paid through cash payments of $2.2 million and mortgage notes of $5.1 million.

Dispositions - We review our portfolio of investment properties for value appreciation potential on an ongoing basis, and dispose of any properties that no longer satisfy our requirements in this regard. The proceeds from any such property sale, after repayment of any associated mortgage, are available for investing in properties that we believe will have a much greater likelihood of future price appreciation, for the payment of other debt and for general corporate purposes. We disposed of the following properties during the three months ended March 31, 2019 and 2018:

•	On January 15, 2019, the Company sold the Morena Office Center for approximately $5.6 million and recognized a gain of approximately $700,000;
•

During the three months ended March 31, 2019, the Company disposed of 15 model homes for approximately $5.8 million and recognized a gain of approximately $514,000 related to the sale of these Model Homes; and

•

During the three months ended March 31, 2018, the Company disposed of two model homes for approximately $905,000 and recognized a gain of approximately $74,000 related to the sale of these Model Homes.

ECONOMIC ENVIRONMENT

The United States continues to expand its economy and perform well over the last 5 quarters. GDP growth in the first quarter of 2019 was estimated at an annual rate of 3.2%. The Federal Reserve has remained optimistic about the United States’ economic outlook across many sectors.

The U.S. labor market remains strong, with an unemployment rate of 3.9% as of March 31, 2019. Unemployment in the office-using sector of professional and business services is consistent with the overall unemployment rate at 3.9% as of March 31, 2019. National vacancy rates for the office sector of commercial real estate decreased to 14.7% as of March 31, 2019. During the first quarter of 2019, net absorption in the U.S. office market was approximately 14.0 million square feet.

It is impossible to project U.S. economic growth, and economic conditions may have a material effect on our business, financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 22, 2019.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018.

Revenues.  Total revenue was $7.2 million for the three months ended March 31, 2019 compared to $8.2 million for the same period in 2018, a decrease of $1.0 million or 12.7% is primarily due to a net decrease in rental income of $762,000 and recovery revenue of $144,000 related to the sale of three properties during the fourth quarter of 2018 and one property in January 2019.

Rental Operating Costs.  Rental operating costs increased by $114,000 to $2.8 million for the three months ended March 31, 2019 compared to $2.6 million for the same period in 2018.  Rental operating costs as a percentage of total revenue was 38.5% and 32.2% for the three months ended March 31, 2019 and 2018, respectively. The increase in rental operating costs for the three months ended

March 31, 2019 as compared to 2018 is due to increases in snow removal expense in 2019 from inclement weather and overall increases in all expense categories as a result of higher wages and cost of operations in 2019 compared to 2018.

General and Administrative Expenses. G&A expenses increased by $427,000 to $1.8 million for the three months ended March 31, 2019 compared to $1.3 million for the same period in 2018.  G&A expenses as a percentage of total revenue was 24.5% and 16.2% for three months ended March 31, 2019 and 2018, respectively. The increase in G&A expenses for the three months ended March 31, 2019 as compared to 2018 is mainly due to an increase in stock compensation expense of $261,000 related to the vesting of shares in January 2019, increase in state income taxes of $48,000 and increases in overall G&A expenses due the relocation of the corporate office in March 2019.

Depreciation and Amortization. Depreciation and amortization expense totaled approximately $2.2 million for the three months ended March 31, 2019, compared to approximately $2.3 million for the same period in 2018, representing a decrease of approximately $129,000 or 5.5%. The decrease in depreciation and amortization expense in 2019 compared to the same period in 2018 is due to the sale of three properties in the fourth quarter of 2018 and one property in the first quarter of 2019,.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three months ended March 31, 2019 and 2018, management did not believe any impairment reserve was required.

Interest Expense-Series B Preferred Stock. The Series B Preferred Stock issued in August 2014 includes a mandatory redemption provision and therefore, is treated as a liability for financial reporting purposes. The interest paid and accrued and the amortization of the deferred offering costs are considered interest expense. Interest expense, including amortization of the deferred offering costs, totaled $648,000 for the three months ended March 31, 2019 compared to $1.1 million for the same period in 2018, a decrease of $445,000 or 40.7%. For the three months ended March 31, 2019 and 2018 interest paid totaled $580,000 and $1.1 million, respectively, and the amortization of the deferred offering costs associated with that transaction totaled $61,000 and $19,000, respectively, and were included in interest expense-Series B Preferred Stock in the accompanying financial statements. There were 16,000 and 30,700 shares outstanding as of March 31, 2019 and 2018, respectively.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges was $1.9 million for the three months ended March 31, 2019 when compared to $2.0 million for the same period in 2018, a decrease of $87,000 or 4.4%. The decrease in interest relates to the decreased number of commercial properties and model homes owned in 2019 compared to 2018 and the related debt. The weighted average interest rate on our outstanding debt was 4.7% as of March 31, 2019 compared to 4.6% as of March 31, 2018.

Gain on Sale of Real Estate Assets, net. For the three months ended March 31, 2019, the Company recognized a net gain of approximately $514,000 due to the sale of 15 Model Homes. The Company sold the Morena Office Center during the three months ended March 31, 2019 for a gain of approximately $700,000. For the three months ended March 31, 2018, the Company recognized a net gain of $74,000 from the sale of two Model Homes.

Income allocated to non-controlling interests.  Income allocated to non-controlling interests for the three months ended March 31, 2019 totaled approximately $766,000 when compared to the income allocated during the three months ended March 31, 2018 of $167,000. The increase is related to the allocated net gain on sale of Morena Office Center during the three months ended March 31, 2019 compared to the sale of two Model Homes during the three months ended March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales and the possible sale of additional equity/debt securities. Our available liquidity at March 31, 2019 included cash and cash equivalents of $5.5 million. We currently do not have a revolving line of credit but have been exploring the possibilities of obtaining such a line of credit.

Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (not covered by lender held reserve deposits), and the payment of competitive dividends to our stockholders. We also are actively seeking investments that are likely to produce income and achieve long term gains in order to pay distributions to our stockholders. To ensure that we are able to effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short-term liquidity needs include redemption of the Company’s 16,000 shares of Series B Preferred Stock that are mandatorily redeemable on August 1, 2019 for $16.0 million in cash, paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders. For the three months ended March, 31, 2019, the cash dividends to our common stockholders totaled $1.1 million and the net cash provided by operating activities totaled approximately $1.3 million. We believe that the cash flow from our existing portfolio, distributions from joint ventures in Model Home partnerships and property sales during 2019 will be sufficient to fund our near-term operating costs, capital expenditures and the cash portion of dividends to stockholders. If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, or we will reduce the rate of dividends to the stockholders.

The Company’s 16,000 shares of Series B Preferred Stock are mandatorily redeemable on August 1, 2019 for $16.0 million in cash. As of March 31, 2019, the Company did not have sufficient cash on hand and is not expected to generate enough cash from operations to redeem such shares. It is management’s intent to obtain additional borrowings of secured or unsecured indebtedness, sell properties, or reduce the rate of dividends to the stockholders in order to obtain proceeds sufficient to settle this obligation. Under the terms of our Series B Preferred Stock financing, if there is an event of default, the investor may exercise various remedies, including a change of control via replacing a majority of the Board of Directors. If we fail to comply with the payment obligations, then we may trigger an event of default.  The terms of our Series B Preferred Stock financing provide that, upon the occurrence of an event of default, the investor will have the right to take the unilateral action to, or cause the Company to, among other things:

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

As stated above, our short-term liquidity needs include satisfying the debt service requirements of our existing mortgages. If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, or we will reduce the rate of dividends to the stockholders. For the nine months remaining in 2019 and the year ending December 31, 2020, we have $6.3 million and $12.3 million of mortgage notes payable maturing, respectively, related to the Model Home Properties. We plan to refinance a significant portion of the mortgage notes payable or sell the Model Home Properties to repay the mortgage notes payable.

Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments. We believe that the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs.  We are continually reviewing our existing portfolio to determine which properties have met our short- and long-term goals and reinvesting the proceeds in properties with better potential to increase performance.  We expect to obtain additional cash in connection with refinancing of maturing mortgages and assumption of existing debt collateralized by some or all of our real property in the future to meet our long-term liquidity needs.  If we are unable to arrange a line of credit, borrow on unencumbered properties, privately place securities or sell securities to the public we may not be able to acquire additional properties to meet our long-term objectives.

Cash Equivalents and Restricted Cash

At March 31, 2019 and December 31, 2018, we had approximately $5.5 million and $5.8 million in cash equivalents and $7.3 million and $4.0 million of restricted cash, respectively.  Our cash equivalents and restricted cash consist of invested cash and cash in our operating accounts and are held in bank accounts at third party institutions.  During 2019 and 2018, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $2.0 million of our cash balance is intended for capital expenditures on existing properties (net of deposits held in reserve accounts by our lenders). We intend to use the remainder of our existing cash and cash equivalents for pay off of principal debt, general corporate purposes or dividends to our stockholders.

Secured Debt

As of March 31, 2019, the Company had one variable-rate mortgage note payable with a principal amount of $4.6 million and fixed-rate mortgage notes payable in the aggregate principal amount of $113.1 million, collateralized by a total of 18 commercial properties with loan terms at issuance ranging from 5 to 21 years.  The weighted-average interest rate on the mortgage notes payable as of March 31, 2019 was approximately 4.7%, and our debt to estimated market value of these properties was approximately 58.7%.

As of March 31, 2019, the Company had 128 fixed-rate mortgage notes payable in the aggregate principal amount of $29.4 million, collateralized by a total of 128 Model Home. These loans generally have a term at issuance of three to five years.  The average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $230,000 and 5.0%, respectively, as of March 31, 2019. Our debt to estimated value on these properties is approximately 66.7%. The Company has guaranteed these mortgages.

We have been able to refinance maturing debts before scheduled maturity dates and we have not experienced any unusual difficulties financing our acquisitions.

Cash Flows for the three months ended March 31, 2019 and March 31, 2018.

Operating Activities: Net cash provided by operating activities for the three months ended March 31, 2019 increased by approximately $582,000 to approximately $1.3 million from $736,000 for the three months ended March 31, 2018. The increase in net cash provided by operating activities is due to:

•	Increase in gain on sale in the first quarter of 2019 from the sale of a commercial property and higher sales of Model Homes in 2019 compared to the same period in 2018; offset by
•	Decrease in other assets in 2019 as a result of the cash proceeds in 2019 from the sale of a commercial property in the fourth quarter of 2018.

Investing Activities: Net cash provided by investing activities during the three months ended March 31, 2019 was approximately $8.0 million compared to approximately $7.8 million of cash used in investing activities during in the same period in 2018. During the three months ended March 31, 2019 the Company received gross proceeds from the sale of one office building totaling approximately $5.6 million and the sale of 15 Model Homes for approximately $5.8 million. During the three months ended March 31, 2018 the Company purchased 19 Model Homes for approximately $7.3 million.

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

Financing Activities:   Net cash used in financing activities during the three months ended March 31, 2019 was $6.2 million compared to $4.9 million provided by financing activities for the same period in 2018 and was primarily due to the following activities for the three months ended March 31, 2019:

•	Payoff of mortgage notes payable of $7.7 million;
•	Dividend payments of $1.1 million; and
•	Redemption of 900 shares of Series B Preferred Stock for $900,000.

Off-Balance Sheet Arrangements

As of March 31, 2019, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

Non-GAAP Supplemental Financial Measures:

Funds From Operations (“FFO”)

Management believes that FFO is a useful supplemental measure of our operating performance. We compute FFO using the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss) in accordance with GAAP, plus depreciation and amortization of real estate assets (excluding amortization of deferred financing costs and depreciation of non-real estate assets) reduced by gains and losses from sales of depreciable operating property and extraordinary items, as defined by GAAP. Other REITs may use different methodologies for calculating FFO and, accordingly, our FFO may not be comparable to other REITs. Since FFO excludes depreciation and amortization, gains and losses from property dispositions that are available for distribution to stockholders and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, Management believes that FFO provides useful information to the investment community about our financial performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs. However, FFO should not be viewed as an alternative measure of our operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties which are significant economic costs and could materially impact our results from operations.

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

The following table presents our FFO and MFFO for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Net loss	$(1,728,392)	$(1,318,191)
Adjustments:
Income attributable to noncontrolling interests	766,455	167,130
Depreciation and amortization	2,210,081	2,339,044
Gain on sale of real estate assets	(1,214,242)	(74,213)
FFO	$33,902	$1,113,770
Straight-line rent adjustment	(14,856)	(112,556)
Amortization of above and below market leases, net	(30,144)	(42,112)
Restricted stock compensation	433,285	171,840
Amortization of financing costs	227,374	136,170
MFFO	$649,561	$1,267,112

No conclusion or comparisons should be made from the presentation of these figures.

Same-Store Property Operating Results for the three months ended March 31, 2019 and 2018.

The table below presents the operating results for the Company’s commercial properties owned as of January 1, 2018 for each of the three months ended March 31, 2019 and 2018, thereby excluding the impact on our results of operations from the real estate properties acquired subsequently.  The table below excludes model home operations as the rental rates do not fluctuate during the term of the lease and there are no operating expenses. The Company believes that this type of non-GAAP financial measure, when considered with our financial statements prepared in accordance with GAAP, allows investors to better understand the Company’s operating results. Properties are included in this analysis if they were owned and operated for the entirety of both periods being compared. Further, same-property operating results is a measure for which there is no standard definition and, as such, it is not consistently defined or reported on among the Company’s peers, and thus may not provide an adequate basis for comparison between REITs.

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

	For the Three Months Ended March 31,		Variance
	2019	2018	$	%
Rental revenues	$6,061,659	$6,268,060	$(206,401)	-3.3%
Rental operating costs	2,688,313	2,443,562	244,751	10.0%
Net operating income	$3,373,346	$3,824,498	$(451,152)	-11.8%
Operating Ratios:
Number of same properties	18	18
Occupancy, end of period	81.8%	85.3%		-3.5%
Operating costs as a percentage of total revenues	44.3%	39.0%		5.3%

Overview

Same-store property NOI decreased 11.8% for the three months ended March 31, 2019  as compared to the corresponding periods in 2018.  The decrease in the three month period was due to lower occupancy and 10.0% increase in rental operating cost related to increases in snow removal expense in 2019 for inclement weather and overall increase in operating expense. Rental revenues decreased 3.3% for the three months ended March 31, 2019 when compared to the same periods in 2018 due to the loss of a major tenant at Genesis Plaza and lower rental rates at Waterman Plaza.

Leasing

Our same-store decline is primarily driven by lower to flat rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, we believe that the infill nature and strong demographics of our properties provide us with a strategic advantage, allowing us to maintain relatively high occupancy and increase rental rates. We have continued to see signs of improvement for many of our tenants as well as increased interest from prospective tenants for our spaces. While there can be no assurance that these positive signs will continue, we remain cautiously optimistic regarding the improved trends we have seen over the past few years. We believe the locations of our properties and diverse tenant base mitigate the potentially negative impact of a poor economic environment. However, any reduction in our tenants' abilities to pay base rent, percentage rent or other charges, may adversely affect our financial condition and results of operations.

During the three months ended March 31, 2019, we signed six comparable leases (one new leases and five renewals) for a total of 6,633 square feet of comparable space leases, at no average rental rate increase on a cash basis and an average rental increase of 5.1 % on a straight-line basis. New leases for comparable office spaces were signed for 1,137 square feet at an average rental rate increase of 8.3% on a cash basis and increase of 11.8% on a straight-line basis. Renewals for comparable office spaces were signed for 5,496 square feet at an average rental rate decrease of 1.2% on a cash basis and increase of 4.0% on a straight-line basis.

Impact of Downtime and Rental Rate Changes

The downtime between lease expiration and new lease commencement, typically ranging from 6-24 months, can negatively impact total NOI and same-store property NOI.   In addition, office leases, both new and lease renewals typically contain upfront rental and or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced. If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs can also negatively impact total NOI and same-store property NOI comparisons. Most of our leases were shorter than seven years and therefore the rental rate roll downs should not have a significant effect on future years. Our geographically diverse portfolio model results in rent roll ups that can fluctuate widely on a market by market basis; however, given the volume of leasing activity over the last several years, we estimate that our portfolio, taken as a whole, is currently at market.  Total NOI and same-store property NOI comparisons for any given period may still fluctuate as a result of rent roll ups and roll downs, however, depending on the leasing activity in individual geographic markets during the respective period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not Required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

1.	The Company does not have a formal policy with respect to a stock repurchase program and typically restricts repurchases to hardship cases only.
2.	See note 11to the condensed consolidated financial statements for a description of the related party transaction.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. EXHIBITS.

Exhibit Number	Description
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

31.2

Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

31.3

Certification of the Company's Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

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

Date: May 13, 2019	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

By:	/s/ Adam Sragovicz
Name:	Adam Sragovicz
Title:	Chief Financial Officer

By:	/s/ Quyen T. Dao-Haddock
Name:	Quyen T. Dao-Haddock
Title:	Principal Accounting Officer