Form 10-Q
period 2019-06-30
Presidio Property Trust, Inc.
filed 2019-08-19
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

At August 19, 2019, registrant had issued and outstanding 17,708,523 shares of its Series A common stock, $0.01 par value.

CAUTIONARY STATEMENTS

This report contains “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report and in our other filings with the Securities and Exchange Commission (the “SEC”). Forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, financial condition, liquidity, capital resources, cash flows, results of operations and other financial and operating information. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “should,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Important factors that may cause actual results to differ from projections include, but are not limited to:

•	adverse economic conditions in the real estate market and overall financial market fluctuations;

•	adverse changes in the real estate and capital financing markets;

•	inability to redeem or retire our Series B Preferred Stock;

•	inability to borrow or raise sufficient additional capital to maintain or expand our real estate investment portfolio;

•	insufficient cash to pay or restrictions on paying dividends to our stockholders;

•	unexpected costs and/or increases in our operating costs;

•	inability to attract or retain qualified personnel, including real estate management personnel;

•	adverse results of any legal proceedings;

•	inability to compete effectively;

•	inability to collect rent from tenants and/or defaults on leases by tenants;

•	early termination or non-renewal of leases by tenants;

•	increased interest rates, particularly with respect to Series B Preferred Stock;

•	lower than expected rents and revenues from our properties and/or increased vacancy rates;

•	inability to complete real estate acquisitions or dispositions on favorable terms and/or without significant defeasance cost;

•	failure to manage or operate properties efficiently and effectively;

•	changes in our business strategy;

•	failure to generate sufficient cash flows to service our outstanding indebtedness;

•	failure or inability to implement the recapitalization;

•

environmental uncertainties, risks and cost related to adverse weather conditions and natural disasters (resulting in uninsured and underinsured losses), and compliance with any environmental requirements;

•	failure to qualify and maintain our status as a REIT;

•	government approvals, actions and initiatives, including compliance with American with Disabilities Act of 1990 (ADA);

•	new legislation or unexpected interpretations of existing legislation;

•	adverse changes in real estate and zoning laws, increases in real property tax rates, and adverse rulings with respect to tax-deferred exchanges; and

•	additional factors discussed in our filings with the SEC.

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$29,906,354	$29,850,681
Buildings and improvements	150,703,421	152,642,115
Tenant improvements	17,143,107	15,457,302
Lease intangibles	6,382,637	6,552,142
Real estate assets and lease intangibles held for investment, cost	204,135,519	204,502,240
Accumulated depreciation and amortization	(34,237,272)	(31,732,241)
Real estate assets and lease intangibles held for investment, net	169,898,247	172,769,999
Real estate assets held for sale, net	35,827,398	38,338,066
Real estate assets, net	205,725,645	211,108,065
Cash equivalents and restricted cash	11,652,864	9,776,215
Deferred leasing costs, net	2,185,514	2,096,553
Goodwill	2,423,000	2,423,000
Other assets, net	5,741,653	7,646,207
TOTAL ASSETS	$227,728,676	$233,050,040
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$121,423,081	$123,039,215
Mortgage notes payable related to properties held for sale, net	26,681,682	26,674,961
Mortgage notes payable, total net	148,104,763	149,714,176
Accounts payable and accrued liabilities	6,937,212	5,751,245
Accrued real estate taxes	1,522,889	3,094,380
Dividends payable	1,082,947	1,075,371
Lease liability, net	613,074	-
Below-market leases, net	401,386	495,927
Mandatorily redeemable Series B Preferred Stock, net, $0.01 par value, $1,000 liquidating preference; shares authorized: 40,000; 16,000 and 16,900 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively, net	16,000,000	16,777,898
Total liabilities	174,662,271	176,908,997
Commitments and contingencies (Note 8)
Equity:
Series A Common Stock, $0.01 par value, shares authorized: 100,000,000; 17,715,778 and 17,721,422 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	177,159	177,216
Additional paid-in capital	151,692,674	151,582,017
Dividends and accumulated losses	(115,414,927)	(111,343,840)
Total stockholders' equity before noncontrolling interest	36,454,906	40,415,393
Noncontrolling interest	16,611,499	15,725,650
Total equity	53,066,405	56,141,043
TOTAL LIABILITIES AND EQUITY	$227,728,676	$233,050,040

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental income	$6,799,575	$7,843,654	$13,694,755	$15,789,760
Fees and other income	321,412	320,762	605,496	599,490
Total revenue	7,120,987	8,164,416	14,300,251	16,389,250
Costs and expenses:
Rental operating costs	2,526,002	2,662,223	5,289,552	5,312,132
General and administrative	1,419,668	1,357,578	3,180,371	2,692,672
Depreciation and amortization	1,749,113	2,265,889	3,959,194	4,604,933
Total costs and expenses	5,694,783	6,285,690	12,429,117	12,609,737
Other income (expense):
Interest expense-Series B preferred stock	(627,273)	(1,105,626)	(1,275,724)	(2,199,314)
Interest expense-mortgage notes	(1,864,597)	(2,041,553)	(3,761,349)	(4,024,842)
Interest and other income (expense), net	4,409	12,449	9,933	(5,842)
Gain on sales of real estate, net	176,392	355,276	1,390,634	429,489
Deferred offering costs	-	(1,507,599)	-	(1,507,599)
Income tax expense	(191,809)	(88,671)	(273,239)	(119,465)
Total other expense, net	(2,502,878)	(4,375,724)	(3,909,745)	(7,427,573)
Net loss	(1,076,674)	(2,496,998)	(2,038,611)	(3,648,060)
Less: Income attributable to noncontrolling interests	(182,924)	(400,762)	(949,379)	(567,892)
Net loss attributable to Presidio Property Trust, Inc. common stockholders	$(1,259,598)	$(2,897,760)	$(2,987,990)	$(4,215,952)
Basic and diluted loss per common share	$(0.07)	$(0.16)	$(0.17)	$(0.24)
Weighted average number of common shares outstanding - basic and diluted	17,715,778	17,667,857	17,724,812	17,564,805

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

			Additional	Dividends and	Total	Non-
	Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2018	17,721,422	$177,216	$151,582,017	$(111,343,840)	$40,415,393	$15,725,650	$56,141,043
Net loss	-	-	-	(1,728,392)	(1,728,392)	766,455	(961,937)
Dividends paid	-	-	-	(150)	(150)	-	(150)
Contributions received from noncontrolling interests, net of distributions paid	-	-	-	-	-	(258,708)	(258,708)
Repurchase of common stock	(14,322)	(143)	(52,006)		(52,149)	-	(52,149)
Vesting of restricted stock	26,847	268	230,615	-	230,883	-	230,883
Balance, March 31, 2019	17,733,947	$177,341	$151,760,626	$(113,072,382)	$38,865,585	$16,233,397	$55,098,982
Net loss	-	-	-	(1,259,598)	(1,259,598)	182,924	(1,076,674)
Dividends declared				(1,082,947)	(1,082,947)	-	(1,082,947)
Contributions received from noncontrolling interests, net of distributions paid	-	-	-	-	-	195,178	195,178
Repurchase of common stock	(18,169)	(182)	(67,952)		(68,134)	-	(68,134)
Balance, June 30, 2019	17,715,778	$177,159	$151,692,674	$(115,414,927)	$36,454,906	$16,611,499	$53,066,405

			Additional	Dividends and	Total	Non-
	Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2017	17,667,857	$176,680	$151,121,902	$(113,652,763)	$37,645,819	$14,396,349	$52,042,168
Net loss	-	-	-	(1,318,191)	(1,318,191)	167,130	(1,151,061)
Contributions received from noncontrolling interests, net of distributions paid	-	-	-	-	-	1,017,739	1,017,739
Balance, March 31, 2018	17,667,857	$176,680	$151,121,902	$(114,970,954)	$36,327,628	$15,581,218	$51,908,846
Net loss	-	-	-	(2,897,760)	(2,897,760)	400,762	(2,496,998)
Contributions received from noncontrolling interests, net of distributions paid	-	-	-	-	-	159,770	159,770
Balance, June 30, 2018	17,667,857	$176,680	$151,121,902	$(117,868,714)	$33,429,868	$16,141,750	$49,571,618

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net loss	$(2,038,611)	$(3,648,060)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,959,194	4,604,933
Stock compensation	635,758	286,182
Bad debt expense	19,088	26,661
Gain on sale of real estate assets, net	(1,390,634)	(429,489)
Amortization of financing costs	400,131	272,989
Amortization of above-market leases	30,125	37,401
Amortization of below-market leases	(94,541)	(123,120)
Straight-line rent adjustment	(9,267)	(249,065)
Changes in operating assets and liabilities:
Other assets	947,911	1,190,605
Accounts payable and accrued liabilities	1,525,219	251,331
Accrued real estate taxes	(1,571,491)	(1,500,066)
Net cash provided by operating activities	2,412,882	720,302
Cash flows from investing activities:
Real estate acquisitions	(6,116,035)	(10,196,098)
Additions to buildings and tenant improvements	(4,660,917)	(1,808,140)
Additions to deferred leasing costs	(661,401)	(348,579)
Proceeds from sales of real estate, net	14,848,959	4,215,867
Net cash provided by (used in) investing activities	3,410,606	(8,136,950)
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	9,151,851	18,169,709
Repayment of mortgage notes payable	(10,939,681)	(7,790,196)
Redemption of mandatorily redeemable preferred stock	(900,000)	-
Contributions from noncontrolling interests net of distributions paid	(63,530)	1,177,510
Repurchase of common stock	(119,958)	-
Dividends paid to stockholders	(1,075,521)	-
Net cash (used in) provided by financing activities	(3,946,839)	11,557,023
Net increase in cash equivalents and restricted cash	1,876,649	4,140,375
Cash equivalents and restricted cash - beginning of period	9,776,215	8,310,575
Cash equivalents and restricted cash - end of period	$11,652,864	$12,450,950
Supplemental disclosure of cash flow information:
Interest paid Series B preferred stock	$1,146,872	$2,160,939
Interest paid-mortgage notes payable	$3,072,901	$3,795,201

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2019

1. ORGANIZATION

Organization. Presidio Property Trust, Inc. (“we”, “our”, “us” or the “Company”) is a self-managed real estate investment trust (“REIT”). We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” The Company’s portfolio includes the following properties:

•	Thirteen office buildings and one industrial property (“Office/Industrial Properties”) which total approximately 1,273,788 rentable square feet;
•	Four retail shopping centers (“Retail Properties”) which total approximately 131,722 rentable square feet; and
•	136 model home residential properties (“Model Homes”) leased back to homebuilders that are owned by five affiliated limited partnerships and one wholly-owned corporation (“Model Home Properties”).

The Company operates in the following partnerships during the periods covered by these condensed consolidated financial statements:

•	The Company is the sole general partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), all with ownership interest in real estate income producing properties.
•

The Company is the general and/ or limited partner in five limited partnerships that purchase Model Homes and lease them back to homebuilders (Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP, Dubose Model Home Investors #204, LP, Dubose Model Homes Investor #205, LP and NetREIT Dubose Model Home REIT, LP). The Company refers to these entities collectively, as the “Model Home Partnerships”.

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

Liquidity. The Company’s 16,000 shares of its Series B Preferred Stock are mandatorily redeemable by the Company on August 1, 2019 (“Mandatory Redemption Date”) for $16.0 million in cash. On August 2, 2019, the Company received a notice from PFP III Sub II, LLC (“Prime”), the sole holder of the Company’s Series B Preferred Stock, that an event of default occurred when the Company failed to redeem the Series B Preferred Stock on its Mandatory Redemption Date pursuant to the terms of the Investor Agreement dated August 4, 2014 and the corresponding Articles Supplementary.  This event of default triggered an annual cash dividend payable per share equal to 24% of the liquidation preference of $1,000 per share, effective as of the Mandatory Redemption Date.

Prime demanded immediate payment of all amounts due and reiterated the Company’s recourse obligation for costs and expenses in connection with Prime’s enforcement of its rights and remedies.  Prime has not waived the event of default and has expressly reserved its rights and remedies.  Prime has certain rights and remedies following the occurrence and during the continuation of an event of default and additional rights and remedies that commence on the Mandatory Redemption Date.  Subject to certain limitations under certain agreements (including mortgage loan documents), the Maryland General Corporation Law and/or the Company’s charter, Prime’s right to take unilateral action to, or cause the Company to, among other rights, include the following:

•	Replace property managers and leasing agents;
•

Terminate contracts between the Company and/or any of its subsidiaries and any affiliate of the Company to the extent that such contracts relate to the ownership, leasing, management, or use of the Company’s real property:

•	Replace any managing member or general partner;
•	Following 180 days after the Mandatory Redemption Date, sell any real property;
•	Sell any property (in addition to real property);
•	Implement Major Decisions (as defined in the Investor Agreement), including the suspension of dividend payments to common stockholders;
•	Refinance, repay or prepay any indebtedness, including existing mortgage loans secured by real property;
•	Cure any default under any indebtedness, including mortgages; and
•	Elect six individuals to serve as members of the Board of Directors of the Company.

Except for the annual cash dividend rate of 24%, which is 10% in excess of the 14% dividend rate that the Company had been accruing and paying, the Company has not received any notice or other communication from Prime that it intends to exercise any of the rights or remedies available to it in connection with the event of default.  The exercise of additional rights and remedies by Prime, including its right to replace a majority of the Company’s board of directors (and, in effect, take control of the Company) and its right to sell real property, may have a material adverse effect on the Company, including its business, results of operations, cash flows, and financial condition.

The foregoing descriptions of Prime’s rights and remedies and the Company’s recourse obligations in an event of default are only summaries and are qualified in their entirety by reference to the Investor Agreement and Articles Supplementary (which designates the preferences, powers, rights and other terms of the Series B Preferred Stock), copies of which were filed as exhibits to the Form 8-K filed on August 8, 2014.

On August 14, 2019, the Company redeemed 2,000 shares of its Series B Preferred Stock for $2.0 million and 14,000 shares of Series B Preferred Stock remaining outstanding.

The Company is pursuing financing alternatives to redeem the outstanding shares of Series B Preferred Stock, and the Company expects such financing and redemption to be completed before the end of the Company’s third fiscal quarter, September 30, 2019.  The Company also continues to review its portfolio of real property to determine which properties to sell in order to generate sufficient net proceeds to redeem its Series B Preferred Stock.  However, there is no guarantee that the Company will be able to obtain the financing necessary to redeem any or all Series B Preferred Stock outstanding or sell real property on terms favorable to the Company or on any terms.

For the six months remaining in 2019 and the year ending December 31, 2020, we have $5.2 million and $11.5 million of mortgage notes payable maturing, respectively, related to the model home properties. We plan to sell the model home properties or refinance a significant portion of the mortgage notes payable to repay the mortgage notes payable.

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

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statement and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the six months ended June 30, 2019 and 2018, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the SEC on March 22, 2019.

Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries and entities the Company controls or of which it is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allocation of purchase price paid for property acquisitions among land, building and intangible assets acquired including their useful lives; valuation of long-lived assets, and the allowance for doubtful accounts, which is based on an evaluation of the tenants’ ability to pay. Actual results may differ from those estimates.

Cash Equivalents and Restricted Cash. At June 30, 2019 and December 31, 2018, we had approximately $5.1 million and $5.8 million in cash equivalents, respectively and $6.6 million and $4.0 million of restricted cash, respectively.  Our cash equivalents and restricted cash consist of invested cash and cash in our operating accounts and are held in bank accounts at third party institutions. Restricted cash consists of funds used for property taxes, insurance, capital expenditures and leasing commissions.

Real Estate Held for Sale. Real estate held for sale during the current period is classified as “real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Mortgage notes payable related to the real estate held for sale during the current period is classified as “mortgage notes payable related to real estate held for sale, net” for all prior periods presented in the accompanying condensed consolidated financial statements. As of June 30, 2019, four properties meet the criteria to be classified as held for sale which are World Plaza, The Presidio, Union Terrace and Centennial Tech Center.

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

During the six months ended June 30, 2019, the Company determined that no impairment existed, and no impairment charge was recorded for the six months ended June 30, 2019.

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

Exchange and Disposition Transactions

On July 1, 2019, NetREIT Genesis, LLC sold a 43% tenants-in-common interest in Genesis Plaza (“TIC Interest”) for $5.6 million to a newly formed entity, NetREIT Genesis II, LLC, in which NetREIT Casa Grande LP is the sole member. NetREIT Casa Grande LP owned and sold Morena Office Center on January 15, 2019. The sale of the TIC Interest was structured as a 1031 exchange and included $2.9 million in cash and assumption of debt. The Company remains a guarantor of the debt and NetREIT Genesis, LLC and NetREIT Genesis II, LLC are jointly and severally liable for the debt securing Genesis Plaza, the financial terms and conditions of which remain materially unchanged.

On July 31, 2019, we sold The Presidio office building for approximately $12.3 million and recognized a gain of $4.5 million.

Default Upon Senior Securities; Partial Redemption of Series B Preferred Stock

The Company’s 16,000 shares of its Series B Preferred Stock are mandatorily redeemable by the Company on August 1, 2019 for $16.0 million in cash. On August 2, 2019, the Company received a notice from PFP III Sub II, LLC, the sole holder of the Company’s Series B Preferred Stock, that an event of default occurred when the Company failed to redeem the Series B Preferred Stock on its maturity date, August 1, 2019.  This event of default triggered an annual cash dividend payable per share equal to 24% of the liquidation preference of $1,000 per share, effective as of August 1, 2019. Prime demanded immediate payment of all amounts due and reiterated the Company’s recourse obligation for costs and expenses in connection with Prime’s enforcement of its rights and remedies. See additional discussion regarding the Series B Mandatorily Redeemable Preferred Stock in footnote 9.

On August 14, 2019, the Company redeemed 2,000 shares of its Series B Preferred Stock for $2.0 million and 14,000 shares of Series B Preferred Stock remaining outstanding.

Recently Issued Accounting Pronouncements.  In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which amended the existing accounting standards for lease accounting to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet.

We adopted the standard effective January 1, 2019 and have elected to use January 1, 2019 as our date of initial application. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for periods presented before January 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. We evaluated all leases within this scope under existing accounting standards and under the new ASU lease standard recognized approximately $514,000 of right-of-use assets and lease liabilities upon adoption and for the three months ended June 30, 3019 we recorded additional right-of-use assets and liabilities of approximately $147,000 for a total balance of $661,000 as of June 30, 2019.

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

•

The new standard requires our expected credit loss related to the collectability of lease receivables to be reflected as an adjustment to the line item Rental Income. For the six months ended June 30, 2019, the credit loss related to the collectability of lease receivables was recognized in the line item Rental Operating Expense and was not significant.

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

3. RECENT REAL ESTATE TRANSACTIONS

During the six months ended June 30, 2019, the Company disposed of the following properties:

•	Morena Office Center was sold on January 15, 2019 for approximately $5.6 million and recognized a gain of approximately $700,000.
•	Nightingale land was sold on May 8, 2019 for approximately $875,000 and recognized a loss of approximately $93,000.

During the six months ended June 30, 2019, the Company acquired 18 model homes for approximately $6.1 million. The purchase price was paid through cash payments of approximately $1.8 million and mortgage notes of approximately $4.3 million.

During the six months ended June 30, 2019, the Company disposed of 26 model homes for approximately $9.4 million and recognized a gain of approximately $783,000.

During the six months ended June 30, 2018, the Company acquired 26 model homes for approximately $10.2 million. The purchase price was paid through cash payments of approximately $3.1 million and mortgage notes of approximately $7.1 million.

During the six months ended June 30, 2018, the Company disposed of 13 model homes for approximately $4.6 million and recognized a gain of approximately $429,000.

4. REAL ESTATE ASSETS

A summary of the properties owned by the Company as of June 30, 2019 is as follows:

			Real estate
	Date		assets, net
Property Name	Acquired	Location	(in thousands)
Garden Gateway Plaza	March 2007	Colorado Springs, Colorado	$11,312
World Plaza (1)	September 2007	San Bernardino, California	8,329
Executive Office Park	July 2008	Colorado Springs, Colorado	7,858
Waterman Plaza	August 2008	San Bernardino, California	4,933
Genesis Plaza	August 2010	San Diego, California	8,946
Dakota Center	May 2011	Fargo, North Dakota	8,951
The Presidio (1)(2)	November 2012	Colorado Springs, Colorado	6,498
Grand Pacific Center	March 2014	Bismarck, North Dakota	5,903
Union Terrace (1)	August 2014	Lakewood, Colorado	8,174
Centennial Tech Center (1)	December 2014	Colorado Springs, Colorado	12,826
Arapahoe Center	December 2014	Centennial, Colorado	10,006
Union Town Center	December 2014	Colorado Springs, Colorado	9,764
West Fargo Industrial	August 2015	West Fargo, North Dakota	7,279
300 N.P.	August 2015	Fargo, North Dakota	3,474
Research Parkway	August 2015	Colorado Springs, Colorado	2,546
One Park Center	August 2015	Westminster, Colorado	8,532
Highland Court	August 2015	Centennial, Colorado	11,554
Shea Center II	December 2015	Highlands Ranch, Colorado	22,305
Presidio Property Trust, Inc. properties			159,190
Model Home properties	2010-2019	AZ, CA, FL, IL, PA, SC, TX, WI	46,536
	Total real estate assets and lease intangibles, net		$205,726

(1)	Properties held for sale as of June 30, 2019.
(2)	The Presidio was sold on July 31, 2019.

Geographic Diversification Table

The following tables show a list of properties owned by the Company grouped by state and geographic region as of June 30, 2019:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	3	134,787	9.6%	$1,822,676	10.0%
Colorado	11	873,684	62.2%	12,814,687	70.1%
North Dakota	4	397,039	28.2%	3,626,926	19.9%
Total	18	1,405,510	100.0%	$18,264,289	100.0%

Model Home properties:

Geographic Region	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate of Aggregate % Annual Rent
Southwest	98	298,345	76.3%	$2,794,116	71.1%
West	1	2,324	0.6%	16,020	0.4%
Southeast	30	69,198	17.7%	830,172	21.1%
Midwest	2	6,602	1.7%	99,276	2.5%
East	2	5,255	1.3%	70,716	1.8%
Northeast	3	9,271	2.4%	121,020	3.1%
Total	136	390,995	100.0%	$3,931,320	100.0%

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	June 30, 2019			December 31, 2018
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$4,924,439	$(3,654,980)	$1,269,459	$4,958,477	$(3,467,781)	$1,490,696
Leasing costs	3,593,077	(2,524,054)	1,069,023	3,628,080	(2,405,514)	1,222,566
Above-market leases	339,414	(221,327)	118,087	439,878	(291,666)	148,212
	$8,856,930	$(6,400,361)	$2,456,569	$9,026,435	$(6,164,961)	$2,861,474

As of June 30, 2019, and December 31, 2018, $953,062 and $1,000,618, respectively, of net lease intangible assets were included in real estate assets held for sale.

The net value of acquired intangible liabilities was $401,386 and $495,927 relating to below-market leases as of June 30, 2019 and December 31, 2018, respectively.

Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

Six months remaining in 2019	$500,709
Years ending December 31:
2020	687,974
2021	510,215
2022	360,116
2023	173,785
Thereafter	223,770
Total	$2,456,569

The weighted average remaining amortization period of the intangible assets as of June 30, 2019 is 3.1 years.

6. OTHER ASSETS

Other assets consist of the following:

	June 30,	December 31,
	2019	2018
Deferred rent receivable	$2,810,101	$2,883,581
Prepaid expenses, deposits and other	636,064	407,106
Tenant receivable, net	1,110,627	2,845,314
Raw land	-	900,000
Right-of-use assets, net	615,104	-
Other intangibles, net	253,383	293,832
Notes receivable	316,374	316,374
Total other assets	$5,741,653	$7,646,207

7.  MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following:

		Principal as of
		June 30,	December 31,	Loan	Interest
Mortgage note property	Notes	2019	2018	Type	Rate (1)	Maturity
Garden Gateway Plaza		6,172,350	6,270,896	Fixed	5.00%	2/5/2020
World Plaza	(3)(4)	5,031,037	3,350,539	Variable	5.18%	7/5/2020
West Fargo Industrial		4,254,866	4,292,809	Fixed	4.79%	9/6/2020
Morena Office Center	(2)	-	1,567,358	Fixed	4.30%	6/1/2021
Waterman Plaza		3,312,486	3,369,960	Fixed	5.78%	4/29/2021
300 N.P.		2,330,160	2,348,443	Fixed	4.95%	6/11/2022
Highland Court		6,497,029	6,568,320	Fixed	3.82%	9/1/2022
Dakota Center		10,213,650	10,314,520	Fixed	4.74%	7/6/2024
Union Terrace	(3)	6,297,528	6,354,153	Fixed	4.50%	8/5/2024
The Presidio	(7)	5,945,942	5,992,905	Fixed	4.54%	12/1/2021
Centennial Tech Center	(3)	9,654,169	9,745,811	Fixed	4.43%	12/5/2024
Research Parkway		1,838,972	1,864,139	Fixed	3.94%	1/5/2025
Arapahoe Service Center		8,159,966	8,233,567	Fixed	4.34%	1/5/2025
Union Town Center		8,440,000	8,440,000	Fixed	4.28%	1/5/2025
Executive Office Park		4,894,344	4,947,808	Fixed	4.83%	6/1/2027
Genesis Plaza		6,427,233	6,476,032	Fixed	4.71%	9/6/2025
One Park Centre		6,536,887	6,585,922	Fixed	4.77%	9/5/2025
Shea Center II		17,727,500	17,727,500	Fixed	4.92%	1/5/2026
Grand Pacific Center	(5)	3,907,181	3,961,304	Fixed	4.02%	8/1/2037
Subtotal, Presidio Property Trust, Inc. Properties		117,641,300	118,411,986
Model Home mortgage notes		31,711,787	32,728,930	Fixed	(6)	2019-2022
Mortgage Notes Payable		$149,353,087	$151,140,916
Unamortized loan costs		(1,248,324)	(1,426,740)
Mortgage Notes Payable, net		$148,104,763	$149,714,176

(1)	Interest rates as of June 30, 2019.
(2)	Morena Office Center was sold on January 15, 2019.
(3)	Properties held for sale as of June 30, 2019.
(4)	Interest on this loan is ABR plus 0.75% and LIBOR plus 2.75%. For the six months ended June 30, 2019, the weighted average interest rate was 5.29%.
(5)	Interest rate is subject to reset on September 1, 2023.
(6)	Each model home has a stand-alone mortgage note at interest rates ranging from 3.72% to 5.75% per annum (at June 30, 2019).
(7)	Property held for sale as of June 30, 2019 and sold on July 31, 2019.

The Company is in compliance with all material conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable were as follows as of June 30, 2019:

	Presidio Property Trust, Inc.	Model Homes	Total Principal
	Notes Payable	Notes Payable	Payments
Six months remaining in 2019	$951,000	$5,216,637	$6,167,637
Years ending December 31:
2020	16,968,243	11,462,749	$28,430,992
2021	10,745,976	11,165,553	$21,911,529
2022	10,055,656	3,866,848	$13,922,504
2023	1,783,291	-	$1,783,291
Thereafter	77,137,134	-	$77,137,134
Total	$117,641,300	$31,711,787	$149,353,087

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of June 30, 2019, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

9.  SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK

In August 2014, the Company closed on a private placement offering of its mandatorily redeemable Series B Preferred Stock (“Series B Preferred Stock”). The financing was funded in installments and completed on December 24, 2015. As of December 31, 2015, the Company had issued 35,000 shares of its Series B Preferred Stock. As of June 30, 2019 and December 31, 2018, the outstanding number of shares was 16,000 and 16,900, respectively. The Company has classified the Series B Preferred Stock as a liability in accordance with ASC Topic No. 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the accompanying consolidated statements of operations.

The Series B Preferred Stock has a $0.01 par value and a $1,000 liquidation preference. The Series B Preferred Stock shall be redeemed through a cash payment of the face value of the shares outstanding at redemption. The preferred return on the funds invested is 14% and shall be paid on a monthly basis. The Series B Preferred Stock was scheduled to be redeemed on August 1, 2017; however, the Company had two one-year options to extend the redemption date. On June 30, 2017, the Company exercised its option to extend the redemption date to August 1, 2018 and paid an extension fee of $153,500. The Company paid an additional $153,500 to exercise its option to extend the redemption date to August 1, 2019 in July 2018. The Company incurred approximately $3.1 million in legal and underwriting costs related to this offering. These costs have been recorded as deferred financing costs on the accompanying consolidated balance sheets as a direct deduction from the carrying amount of that debt liability and are being amortized over the term of the agreement. Amortization expense totaling approximately $61,000 and $19,000 was included in interest expense for the three months ended June 30, 2019 and 2018, respectively and approximately $122,000 and $254,000 was included in interest expense for the six months ended June 30, 2019 and 2018, respectively in the accompanying condensed consolidated statements of operations. The unamortized deferred costs totaled $0 and $122,000 as of June 30, 2019 and December 31, 2018, respectively.

During the six months ended June 30, 2019, the Company redeemed 900 shares of its Series B Preferred Stock for $900,000. During the year ended December 31, 2018, the Company redeemed 13,800 shares of its Series B Preferred Stock for $13.8 million.    As of

June 30, 2019 and December 31, 2018, the outstanding number of shares was 16,000 and 16,900, respectively, which are redeemable for $16 million and $16.9 million in cash, respectively.

The Company’s 16,000 shares of its Series B Preferred Stock are mandatorily redeemable by the Company on August 1, 2019 (“Mandatory Redemption Date”) for $16.0 million in cash. On August 2, 2019, the Company received a notice from PFP III Sub II, LLC (“Prime”), the sole holder of the Company’s Series B Preferred Stock, that an event of default occurred when the Company failed to redeem the Series B Preferred Stock on its Mandatory Redemption Date pursuant to the terms of the Investor Agreement dated August 4, 2014 and the corresponding Articles Supplementary.  This event of default triggered an annual cash dividend payable per share equal to 24% of the liquidation preference of $1,000 per share, effective as of the Mandatory Redemption Date.

Prime demanded immediate payment of all amounts due and reiterated the Company’s recourse obligation for costs and expenses in connection with Prime’s enforcement of its rights and remedies.  Prime has not waived the event of default and has expressly reserved its rights and remedies.  Prime has certain rights and remedies following the occurrence and during the continuation of an event of default and additional rights and remedies that commence on the Mandatory Redemption Date.  Subject to certain limitations under certain agreements (including mortgage loan documents), the Maryland General Corporation Law and/or the Company’s charter, Prime’s right to take unilateral action to, or cause the Company to, among other rights, include the following:

•	Replace property managers and leasing agents;
•

Terminate contracts between the Company and/or any of its subsidiaries and any affiliate of the Company to the extent that such contracts relate to the ownership, leasing, management, or use of the Company’s real property:

•	Replace any managing member or general partner;
•	Following 180 days after the Mandatory Redemption Date, sell any real property;
•	Sell any property (in addition to real property);
•	Implement Major Decisions (as defined in the Investor Agreement), including the suspension of dividend payments to common stockholders;
•	Refinance, repay or prepay any indebtedness, including existing mortgage loans secured by real property;
•	Cure any default under any indebtedness, including mortgages; and
•	Elect six individuals to serve as members of the Board of Directors of the Company.

Except for the annual cash dividend rate of 24%, which is 10% in excess of the 14% dividend rate that the Company had been accruing and paying, the Company has not received any notice or other communication from Prime that it intends to exercise any of the rights or remedies available to it in connection with the event of default.  The exercise of additional rights and remedies by Prime, including its right to replace a majority of the Company’s board of directors (and, in effect, take control of the Company) and its right to sell real property, may have a material adverse effect on the Company, including its business, results of operations and financial condition.

The foregoing descriptions of Prime’s rights and remedies and the Company’s recourse obligations in an event of default are only summaries and are qualified in their entirety by reference to the Investor Agreement and Articles Supplementary (which designates the preferences, powers, rights and other terms of the Series B Preferred Stock), copies of which were filed as exhibits to the Form 8-K filed on August 8, 2014.

On August 14, 2019, the Company redeemed 2,000 shares of its Series B Preferred Stock for $2.0 million and 14,000 shares of Series B Preferred Stock remaining outstanding.

The Company is pursuing financing alternatives to redeem the outstanding shares of Series B Preferred Stock, and the Company expects such financing and redemption to be completed before the end of the Company’s third fiscal quarter, September 30, 2019.  The Company also continues to review its portfolio of real property to determine which properties to sell in order to generate sufficient net proceeds to redeem its Series B Preferred Stock.  However, there is no guarantee that the Company will be able to obtain the financing necessary to redeem any or all Series B Preferred Stock outstanding or sell real property on terms favorable to the Company or on any terms.

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

Common Stock. The Company is authorized to issue up to 100,000,000 shares of Series A Common Stock $0.01 par value (“Series A Common Stock”) and 1,000 shares of Series B Common Stock $0.01 par value (“Series B Common Stock”). The Series A Common Stock and the Series B Common Stock have identical rights, preferences, terms and conditions except that the holders of Series B Common Stock are not entitled to receive any portion of Company assets in the event of Company liquidation. There have been no shares of Series B Common Stock issued. Each share of Series A Common Stock and Series B Common Stock entitles the holder to one vote. The Series A Common Stock and Series B Common Stock are not subject to redemption and do not have any preference, conversion, exchange or pre-emptive rights. The articles of incorporation contain a restriction on ownership of the common stock that prevents one person from owning more than 9.8% of the outstanding shares of common stock.

Cash Dividends.   During the six months ended June 30, 2019 the Company paid a cash dividend of approximately $1,075,000 or $0.06 per share. During the six months ended June 30, 2018 the Company suspended the payment of dividends and no dividends were declared or paid.

Dividend Reinvestment Plan. The Company had adopted a distribution reinvestment plan (“Plan) that allowed stockholders to receive dividends and other distributions otherwise distributable to them invested in additional shares of the Company’s common stock. The Company registered 3,000,000 shares of common stock pursuant to the Plan. The Plan became effective on January 23, 2012 and was suspended on December 7, 2018. The purchase price per share used in the past was 95% of the price the Company sold its shares or $9.50 per share. No sales commission or dealer manager fee were paid on shares sold through the Plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all participants at least thirty (30) days prior to such record date. As of June 30, 2019, approximately $17.4 million or approximately 1,834,147 shares of common stock have been issued under the Plan. No shares were issued under the Plan during the six months ended June 30, 2019.

11.  RELATED PARTY TRANSACTIONS

The Company leases a portion of its corporate headquarters in San Diego, California to entities 100% owned by the Company’s Chairman and Chief Executive Officer. Rental income recorded for the three and six months ended June 30, 2019 and 2018 totaled $2,000 and $3,000, respectively, and $7,000 and $14,000, respectively.

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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the three and six months ended June 30, 2019.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Office/Industrial Properties:
Rental, fees and other income	$5,496,096	$6,058,387	$10,950,249	$12,215,534
Property and related expenses	(2,299,126)	(2,306,483)	(4,803,914)	(4,657,093)
Net operating income, as defined	3,196,970	3,751,904	6,146,335	7,558,441
Model Home Properties:
Rental, fees and other income	1,001,918	1,169,890	2,083,602	2,293,657
Property and related expenses	(48,187)	(34,825)	(98,609)	(87,351)
Net operating income, as defined	953,731	1,135,065	1,984,993	2,206,306
Retail Properties:
Rental, fees and other income	622,973	936,139	1,266,400	1,880,059
Property and related expenses	(178,689)	(320,915)	(387,030)	(567,688)
Net operating income, as defined	444,284	615,224	879,370	1,312,371
Reconciliation to net loss:
Total net operating income, as defined, for reportable segments	4,594,985	5,502,193	9,010,698	11,077,118
General and administrative expenses	(1,419,668)	(1,357,578)	(3,180,371)	(2,692,672)
Depreciation and amortization	(1,749,113)	(2,265,889)	(3,959,194)	(4,604,933)
Interest expense	(2,491,870)	(3,147,179)	(5,037,073)	(6,224,156)
Other income (expense)	4,409	12,449	9,933	(5,842)
Registration fees	-	(1,507,599)	-	(1,507,599)
Income tax expense	(191,809)	(88,671)	(273,239)	(119,465)
Gain on sale of real estate	176,392	355,276	1,390,634	429,489
Net loss	$(1,076,674)	$(2,496,998)	$(2,038,611)	$(3,648,060)

	June 30,	December 31,
Assets by Reportable Segment:	2019	2018
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$133,617,761	$138,694,773
Total assets (2)	$136,706,716	$143,620,315
Model Home Properties:
Land, buildings and improvements, net (1)	$46,535,828	$48,762,869
Total assets (2)	$50,101,419	$48,864,060
Retail Properties:
Land, buildings and improvements, net (1)	$25,572,056	$23,650,423
Total assets (2)	$26,634,809	$27,702,384
Reconciliation to Total Assets:
Total assets for reportable segments	$213,442,944	$220,186,759
Other unallocated assets:
Cash equivalents and restricted cash	11,652,864	9,776,215
Other assets, net	2,632,868	3,087,066
Total Assets	$227,728,676	$233,050,040
(1)	Includes lease intangibles and the land purchase option related to property acquisitions.
(2)	Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	For the Six Months Ended June 30,
Capital Expenditures by Reportable Segment	2019	2018
Office/Industrial Properties:
Capital expenditures and tenant improvements	$4,645,667	$1,788,880
Model Home Properties:
Acquisition of operating properties	6,116,035	10,196,098
Retail Properties:
Capital expenditures and tenant improvements	15,250	19,260
Totals:
Acquisition of operating properties, net	6,116,035	10,196,098
Capital expenditures and tenant improvements	4,660,917	1,808,140
Total real estate investments	$10,776,952	$12,004,238

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our financial statements and should be read in conjunction with the financial statements, footnotes and to Cautionary Statements appearing elsewhere in this report.

OVERVIEW

The Company operates as a self-managed and self-administered real estate investment trust, or REIT.  In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” The Company acquires, owns and manages a geographically diversified portfolio of real estate assets including office, industrial, retail and model home residential properties leased to homebuilders located throughout the United States. As of June 30, 2019, the Company owned or had an equity interest in:

•	Thirteen office buildings and one industrial property (“Office/Industrial Properties”) which totals approximately 1,273,788 rentable square feet;
•	Four retail shopping centers (“Retail Properties”) which total approximately 131,722 rentable square feet; and
•	136 Model Homes owned by five affiliated limited partnerships and one wholly-owned limited liability company (“Model Home Properties”).

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

Most of our office, industrial and retail properties are leased to a variety of tenants ranging from small businesses to large public companies, many of which do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into triple net leases that require tenants to pay, among other expense, all of the operating expenses or pay increases in operating expenses over specific base years. Decreased demand and other negative trends or unforeseeable events that may impair our ability to timely renew or re-lease space could have a negative effect on our future financial condition, results of operations and cash flow.

Our Model Homes are typically leased for two to three years to the homebuilder under a triple net lease.  Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property.  We seek to diversify our portfolio by commercial real estate segments to reduce the adverse effect of a single under-performing segment, geographic market and/or tenant. We further supplement this at the tenant level through our credit review process, which varies by tenant class.  For example, our commercial and industrial tenants tend to be corporations or individual owned businesses.  In these cases, we typically obtain financial records, including financial statements and tax returns, and run credit reports for any prospective tenant to support our decision to enter into a rental arrangement. We also typically obtain security deposits from these commercial tenants and, as we deem prudent, personal guarantees or parental guarantees. Our Model Home tenants are typically homebuilders with established records of homebuilding and credit histories. These tenants are subject to financial review and analysis prior to entering into a sale-leaseback transaction. Our ownership of the underlying property provides a further means of reducing significant credit losses.

SIGNIFICANT TRANSACTIONS IN 2019 AND 2018

Acquisitions

•

During the six months ended June 30, 2019, the Company acquired 18 model homes for approximately $6.1 million. The purchase price was paid through cash payments of approximately $1.8 million and mortgage notes of approximately $4.3 million.

•

The Company acquired 26 Model Home Properties and leased them back to the homebuilders during the six months ended June 30, 2018. The purchase price for the properties was $10.2 million. The purchase price was paid through cash payments of $3.1 million and mortgage notes of $7.1 million.

Dispositions - We review our portfolio of investment properties for value appreciation potential on an ongoing basis and dispose of any properties that no longer satisfy our requirements in this regard. The proceeds from any such property sale, after repayment of any associated mortgage, are available for investing in properties that we believe will have a much greater likelihood of future price appreciation, for the payment of other debt and for general corporate purposes. We disposed of the following properties during the six months ended June 30, 2019 and 2018:

•	On January 15, 2019, the Company sold the Morena Office Center for approximately $5.6 million and recognized a gain of approximately $700,000;
•	On May 8, 2019, the Company sold the Nightingale land for approximately $875,000 and recognized a loss of $93,000.
•	During the six months ended June 30, 2019, the Company disposed of 26 model homes for approximately $9.4 million and recognized a gain of approximately $783,000; and
•	During the six months ended June 30, 2018, the Company disposed of 13 model homes for approximately $4.6 million and recognized a gain of approximately $429,000.

ECONOMIC ENVIRONMENT

The United States continues to expand its economy and perform well over the last five quarters. Real gross domestic product (“GDP”) by the Bureau of Economic Analysis increased at an annual rate of 2.1% in the second quarter of 2019. The Federal Reserve has remained optimistic about the United States’ economic outlook across many sectors.

The U.S. labor market remains strong, with an unemployment rate of 3.6% as of June 30, 2019. Unemployment in the office-using sector of professional and business services is consistent with the overall unemployment rate at 3.6% as of June 30, 2019. The U.S. office market continued its expansion in the second quarter of 2019 with sustained leasing velocity and broad-based growth leading to 3.9 million square feet of absorption, a 0.6% increase in asking rents as national vacancy rates for the office sector of commercial real estate increased to 16.8% as of June 30, 2019.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018.

Revenues.  Total revenue was $7.1 million for the three months ended June 30, 2019 compared to $8.2 million for the same period in 2018, a decrease of $1.1 million or 12.8%, which is primarily due to a net decrease in rental income related to the sale of three properties during the fourth quarter of 2018 and one property in January 2019 and due to the decrease in occupancy to 81.7% as of June 30, 2019 compared to 84.0% as of June 30, 2018.

Rental Operating Costs.  Rental operating costs decreased by $136,000 to $2.5 million for the three months ended June 30, 2019 compared to $2.7 million for the same period in 2018.  Rental operating costs as a percentage of total revenue was 35.5% and 32.6% for the three months ended June 30, 2019 and 2018, respectively. The decrease in rental operating costs for the three months ended June 30, 2019 as compared to 2018 is due to the sale of the three properties during the fourth quarter of 2018 and one property in January 2019, offset by an overall increases in all expense categories as a result of higher wages and cost of operations in 2019 compared to 2018.

General and Administrative Expenses. G&A expenses remained relatively flat at $1.4 million for the three months ended June 30, 2019 compared to the same period in 2018.  G&A expenses as a percentage of total revenue was 19.9% and 16.6% for three months ended June 30, 2019 and 2018, respectively. The increase in G&A expenses for the three months ended June 30, 2019 as compared to 2018 is mainly due to an increase in stock compensation expense.

Depreciation and Amortization. Depreciation and amortization expense totaled approximately $1.7 million for the three months ended June 30, 2019, compared to approximately $2.3 million for the same period in 2018, representing a decrease of approximately $517,000 or 22.8%. The decrease in depreciation and amortization expense in 2019 compared to the same period in 2018 is primarily due to the sale of three properties in the fourth quarter of 2018 and one property in the first quarter of 2019. In addition, the decrease is also due to four properties that are classified as real estate held for sale as of March 31, 2019 and no depreciation and amortization was recognized for the three months ended June 30, 2019.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three months ended June 30, 2019 and 2018, management did not believe any impairment reserve was required.

Interest Expense-Series B Preferred Stock. The Series B Preferred Stock issued in August 2014 includes a mandatory redemption provision and therefore, is treated as a liability for financial reporting purposes. The interest paid and accrued and the amortization of the deferred offering costs are considered interest expense. Interest expense, including amortization of the deferred offering costs, totaled $627,000 for the three months ended June 30, 2019 compared to $1.1 million for the same period in 2018, a decrease of $478,000 or 43.3%. For the three months ended June 30, 2019 and 2018 interest paid totaled $566,000 and $1.1 million, respectively, and the amortization of the deferred offering costs associated with that transaction totaled $61,000 and $19,000, respectively, and were included in interest expense-Series B Preferred Stock in the accompanying financial statements. There were 16,000 and 30,700 shares outstanding as of June 30, 2019 and 2018, respectively.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges was $1.9 million for the three months ended June 30, 2019 when compared to $2.0 million for the same period in 2018, a decrease of $177,000 or 8.7%. The decrease in interest relates to the decreased number of commercial properties owned in 2019 compared to 2018 and the related debt. The weighted average interest rate on our outstanding debt was 4.7% as of June 30, 2019 and 2018.

Gain on Sale of Real Estate Assets, net. For the three months ended June 30, 2019, the Company recognized a net gain of approximately $270,000 due to the sale of 11 Model Homes, offset by the sale of Nightingale land, which resulted in a loss of approximately $93,000. For the three months ended June 30, 2018, the Company recognized a net gain of $355,000 from the sale of 11 Model Homes.

Income allocated to non-controlling interests.  Income allocated to non-controlling interests for the three months ended June 30, 2019 totaled approximately $183,000 when compared to the income allocated during the three months ended June 30, 2018 of $401,000. The decrease is related to the lower allocated net gain on sale of 11 Model Homes during the three months ended June 30, 2019 compared to the sale of 11 Model Homes during the three months ended June 30, 2018.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018.

Revenues.  Total revenue was $14.3 million for the six months ended June 30, 2019 compared to $16.4 million for the same period in 2018, a decrease of $2.1 million or 12.8%. The decrease in revenue for the six months period in 2019 as compared to 2018 is due to $1.8 million decrease in rental income directly related to the sale of three properties during the fourth quarter of 2018 and one property in January 2019 and the remaining decrease in revenues is due to the decrease in occupancy to 81.7% as of June 30, 2019 compared to 84.0% as of June 30, 2018.

Rental Operating Costs.  Rental operating costs remained relatively consistent at $5.3 million for the six months ended June 30, 2019 and 2018.  Rental operating costs as a percentage of total revenue was 37.0% and 32.4% for the six months ended June 30, 2019 and 2018, respectively. Rental operating costs  as a percentage of total revenue increased for the six months ended June 30, 2019 as compared to 2018  due to the following:

•	Higher snow removal expense in 2019 for inclement weather;
•	Overall increases in all expense categories as a result of higher wages and cost of operations in 2019 compared to 2018; offset by
•	Decreased rental operating cost due to the sale of the three properties during the fourth quarter of 2018 and one property in January 2019.

General and Administrative Expenses. G&A expenses increased by $488,000 or 18.1% to $3.2 million for the six months ended June 30, 2019 compared to $2.7 million for the same period in 2018.  G&A expenses as a percentage of total revenue was 22.2% and 16.5% for six months ended June 30, 2019 and 2018, respectively. The increase in G&A expense for the six months ended June 30, 2019 compared to 2018 is due to an increase in stock compensation expense of $350,000 primarily to new employees and officers related to the vesting of shares in January 2019 and higher number of share grants in 2019 compared to 2018 and additional expenses incurred due to the relocation of the corporate office in March 2019.

Depreciation and Amortization. Depreciation and amortization expense totaled approximately $4.0 million for the six months ended June 30, 2019, compared to approximately $4.6 million for the same period in 2018, representing a decrease of approximately $646,000 or 14.0%. The decrease in depreciation and amortization during the six months ended June 30, 2019 when compared to the same period in 2018 is primarily due to the properties sold during the fourth quarter of 2018 and the first quarter of 2019. In addition, the decrease is also due to four properties that are classified as real estate held for sale as of March 31, 2019 and no depreciation and amortization was recognized for the three months ended June 30, 2019.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During six months ended June 30, 2019 and 2018, management did not believe any impairment reserve was required.

Interest Expense-Series B preferred stock. The Series B Preferred Stock issued in August 2014 includes a mandatory redemption provision and therefore is treated as a liability for financial reporting purposes. The interest paid and accrued and the amortization of the deferred offering costs are considered interest expense. Interest expense, including amortization of the deferred offering costs, totaled $1.3 million for the six months ended June 30, 2019 compared to $2.2 million for the same period in 2018, a decrease of $924,000 or 42.0%. The decrease is primarily due to the 13,800 and 900 shares redeemed during the fourth quarter of 2018 and first quarter of 2019, respectively. Interest paid totaled $1.1 million and $2.2 million, respectively, and the amortization of the deferred offering costs associated with that transaction totaled $122,000 and $38,000, respectively for the six months ended June 30, 2019 and 2018 and were included in interest expense-Series B preferred stock in the accompanying financial statements. There were 16,000 and 30,700 shares outstanding as of June 30, 2019 and 2018, respectively.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges was $3.8 million for the six months ended June 30, 2019 when compared to $4.0 million for the same period in 2018, a decrease of $263,000 or 6.6%. The decrease in interest relates to the decreased number of commercial properties owned in 2019 compared to 2018 and the related debt. The weighted average interest rate on our outstanding debt was 4.7% and 4.6% as of June 30, 2019 and 2018, respectively.

Gain on Sale of Real Estate Assets, net. For the six months ended June 30, 2019, the Company recognized a net gain of approximately $1.4 million due to the sales of Morena Office Center, the Nightingale land and 26 Model Home Properties. The sale of Morena Office center resulted in a gain of approximately $700,000 and the sale of the Nightingale land resulted in a loss of approximately $93,000. For the six months ended June 30, 2019, the Company recognized a net gain of approximately $783,000 from to the sales 26 Model Homes. For the six months ended June 30, 2018, the Company recognized a net gain of approximately $429,000 due to the sales of 13 Model Home Properties.

Income allocated to non-controlling interests.  Income allocated to non-controlling interests for the six months ended June 30, 2019 totaled approximately $949,000 when compared to the income allocated during the six months ended June 30, 2018 of $568,000. The increase is related to the sale of 26 Model Home Properties during the six months ended June 30, 2019 compared to 13 Model Home Properties during the six months ended June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings, and the possible sale of additional equity/debt securities. Our cash and restricted cash at June 30, 2019 was $11.7 million, which included our available liquidity of cash and cash equivalents of $5.1 million.

Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (not covered by lender held reserve deposits), and the payment of competitive dividends to our stockholders. We also are actively seeking investments that are likely to produce income and achieve long term gains in order to pay dividends to our stockholders. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. We currently do not have a revolving line of credit but have been working to obtain such a line of credit.

Our short-term liquidity needs include redemption of the Company’s 16,000 shares of Series B Preferred Stock that are mandatorily redeemable on August 1, 2019, paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders. For the six months ended June 30, 2019, the cash dividends to our common stockholders totaled $1.1 million and the net cash provided by operating activities totaled approximately $2.4 million. We believe that the cash flow from our existing portfolio, distributions from joint ventures in Model Home partnerships and property sales during 2019 will be sufficient to fund our near-term operating costs, capital expenditures and dividends declared to stockholders. If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, or we will reduce the rate of dividends to the stockholders.

The Company received a notice from PFP III Sub II, LLC, the holder of the Company’s Series B Preferred Stock, that an event of default occurred when the Company failed to redeem 16,000 shares of its Series B Preferred Stock for $16.0 million on its maturity date, August 1, 2019. See additional discussion regarding the Series B Mandatorily Redeemable Preferred Stock in footnote 9. On August 14, 2019, the Company redeemed 2,000 shares of its Series B Preferred Stock for $2.0 million and 14,000 shares of Series B Preferred Stock remaining outstanding. The Company is pursuing financing alternatives to redeem the outstanding shares of Series B Preferred Stock, and the Company expects such financing and redemption to be completed before the end of the Company’s third fiscal quarter, September 30, 2019.  The Company also continues to review its portfolio of real property to determine which properties to sell in order to generate sufficient net proceeds to redeem its Series B Preferred Stock.  However, there is no guarantee that the Company will be able to obtain the financing necessary to redeem any or all Series B Preferred Stock outstanding or sell real property on terms favorable to the Company or on any terms.

As stated above, our short-term liquidity needs include satisfying the debt service requirements of our existing mortgages. If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, or we will reduce the rate of dividends to the stockholders. For the six months remaining in 2019 and the year ending December 31, 2020, we have $5.2 million and $11.5 million of mortgage notes payable maturing, respectively, related to the Model Home Properties. We plan to sell the Model Home Properties or refinance a significant portion of the mortgage notes payable to repay the mortgage notes payable.

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

Cash Equivalents and Restricted Cash

At June 30, 2019 and December 31, 2018, we had approximately $5.1 million and $5.8 million in cash equivalents and $6.6 million and $4.0 million of restricted cash, respectively.  Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts and cash held in bank accounts at third party institutions.  During 2019 and 2018, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $2.0 million of our cash balance is intended for capital expenditures on existing properties (net of deposits held in reserve accounts by our lenders). We intend to use the remainder of our existing cash and cash equivalents for pay off of principal debt, general corporate purposes or dividends to our stockholders.

Secured Debt

As of June 30, 2019, the Company had one variable-rate mortgage note payable with a principal amount of $5.0 million and fixed-rate mortgage notes payable in the aggregate principal amount of $112.6 million, collateralized by a total of 18 commercial properties with loan terms at issuance ranging from 5 to 21 years.  The weighted-average interest rate on these mortgage notes payable as of June 30, 2019 was approximately 4.6%, and our debt to estimated market value of these properties was approximately 58.5%.

As of June 30, 2019, the Company had 136 fixed-rate mortgage notes payable in the aggregate principal amount of $31.7 million, collateralized by a total of 136 Model Homes. These loans generally have a term at issuance of three to five years.  As of June 30, 2019, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $230,000 and 4.9%, respectively. Our debt to estimated value on these properties is approximately 59.9%. The Company has guaranteed these mortgages.

We have been able to refinance maturing mortgages before scheduled maturity dates and we have not experienced any unusual difficulties financing our acquisitions.

Cash Flows for the six months ended June 30, 2019 and June 30, 2018.

Operating Activities: Net cash provided by operating activities for the six months ended June 30, 2019 increased by approximately $1.7 million to approximately $2.4 million from $720,000 for the six months ended June 30, 2018. The increase in net cash provided by operating activities is due to lower non-cash items and changes in operating assets and liabilities.

Investing Activities: Net cash provided by investing activities during the six months ended June 30, 2019 was approximately $3.4 million compared to approximately $8.1 million of cash used in investing activities during the same period in 2018. During the six months ended June 30, 2019, the Company received gross proceeds from the sale of one office building for approximately $5.6 million, sale of land for $875,000 and sales of 26 Model Homes for approximately $9.4 million, which was offset by the purchase of 18 Model Homes for approximately $6.1 million and capital expenditures of approximately $4.7 million related to tenant improvements for the new Chuze Fitness tenant at World Plaza. During the six months ended June 30, 2018, the Company received gross proceeds from sales of 13 Model Homes for approximately $4.6 million, which was offset by the purchase of 26 Model Homes for approximately $10.2 million

We currently project that we could spend up to $2.0 million (net of deposits held in reserve accounts by lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio on an annual basis. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures in the future due to rising construction costs. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities: Net cash used in financing activities during the six months ended June 30, 2019 was $3.9 million compared to $11.6 million provided by financing activities for the same period in 2018 and was primarily due to the following activities for the six months ended June 30, 2019:

•	Decrease in proceeds from mortgage notes payable for the Model Homes of approximately $9.0 million
•	Increase in repayment of mortgage notes payable of $3.2 million
•	Dividend payments of $1.1 million; and
•	Redemption of 900 shares of Series B Preferred Stock for $900,000.

Off-Balance Sheet Arrangements

As of June 30, 2019, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

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

The following table presents our FFO and MFFO for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(1,259,597)	$(2,897,760)	$(2,987,990)	$(4,215,952)
Adjustments:
Income attributable to noncontrolling interests	182,924	400,762	949,379	567,892
Depreciation and amortization	1,749,113	2,265,889	3,959,194	4,604,933
Gain on sale of real estate assets	(176,392)	(355,276)	(1,390,634)	(429,489)
FFO	$496,048	$(586,385)	$529,949	$527,384
Straight-line rent adjustment	5,589	(136,508)	(9,267)	(249,065)
Amortization of above and below market leases, net	(34,272)	(43,607)	(64,416)	(85,720)
Restricted stock compensation	202,473	153,090	635,758	306,180
Amortization of financing costs	172,757	136,918	400,131	272,989
Real estate acquisition costs	-	3,488	-	24,907
MFFO	$842,595	$(473,004)	$1,492,155	$796,675
Deferred offering costs	-	1,507,599	-	1,507,599
Adjusted MFFO	$842,595	$1,034,595	$1,492,155	$2,304,274

No conclusion or comparisons should be made from the presentation of these figures.

Same-Store Property Operating Results for the six months ended June 30, 2019 and 2018.

The table below presents the operating results for the Company’s commercial properties owned as of January 1, 2018 for each of the three and six months ended June 30, 2019 and 2018, thereby excluding the impact on our results of operations from the real estate properties acquired subsequently.  The table below excludes model home operations as the rental rates do not fluctuate during the term of the lease and there are no operating expenses. The Company believes that this type of non-GAAP financial measure, when considered with our financial statements prepared in accordance with GAAP, allows investors to better understand the Company’s operating results. Properties are included in this analysis if they were owned and operated for the entirety of both periods being compared. Further, same-property operating results is a measure for which there is no standard definition and, as such, it is not consistently defined or reported on among the Company’s peers, and thus may not provide an adequate basis for comparison between REITs.

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

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2019	2018	$	%	2019	2018	$	%
Rental revenues	$6,201,876	$6,152,959	$48,917	0.8%	$12,263,535	$12,421,019	$(157,484)	-1.3%
Rental operating costs	2,526,507	2,514,179	12,328	0.5%	5,214,820	4,957,741	257,079	5.2%
Net operating income	$3,675,369	$3,638,780	$36,589	1.0%	$7,048,715	$7,463,278	$(414,563)	-5.6%
Operating Ratios:
Number of same properties	18	18			18	18
Occupancy, end of period	81.7%	84.0%		-2.3%	81.7%	84.0%		-2.3%
Operating costs as a percentage of total revenues	40.7%	40.9%		-0.2%	42.5%	39.9%		2.6%

Overview

Same-store property NOI decreased 5.6% for the six months ended June 30, 2019 compared to the corresponding period in 2018 primarily due to lower occupancy. Rental revenues for the six months ended June 30, 2019 decreased by 1.3% compared to the same period in 2018 due to the loss of a major tenant at Genesis Plaza and lower rental rates at Waterman Plaza. Rental operating cost increased by 5.2% for the six months ended June 30, 2019 compared to the same period in 2018 due to an increase in snow removal expense in 2019 for inclement weather and an overall increase in operating expense.

Leasing

Our same-store NOI decline for the six months ended June 30, 2019 compared to the corresponding period in 2018 was primarily driven by a decrease in portfolio occupancy. Over the long-term, we believe that the infill nature and strong demographics of our properties provide us with a strategic advantage, allowing us to maintain relatively high occupancy and increase rental rates. We have continued to see signs of improvement for many of our tenants as well as increased interest from prospective tenants for our spaces. While there can be no assurance that these positive signs will continue, we remain cautiously optimistic regarding the trends we have seen over the past few years. We believe the locations of our properties and diverse tenant base mitigate the potentially negative impact of a poor economic environment. However, any reduction in our tenants' abilities to pay base rent, percentage rent or other charges, may adversely affect our financial condition and results of operations.

During the three months ended June 30, 2019, we signed 13 comparable leases (one new lease and 12 renewals) for a total of 61,102 square feet of comparable space, at an average rental rate decrease of 0.2% on a cash basis and an average rental increase of 23.5 % on a straight-line basis. New leases for comparable office spaces were signed for 1,929 square feet at an average rental rate increase of 7.5% on a cash basis and increase of 4.2% on a straight-line basis. Renewals for comparable office spaces were signed for 59,173 square feet at an average rental rate decrease of 0.6% on a cash basis and increase of 24.3% on a straight-line basis.

During the six months ended June 30, 2019, we signed 18 comparable leases (two new leases and 16 renewals) for a total of 66,990 square feet of comparable space, at an average rental rate increase of 0.7% on a cash basis and an average rental increase of 22.8% on a straight-line basis. New leases for comparable office spaces were signed for 3,066 square feet at an average rental rate increase of 7.7% on a cash basis and increase of 6.2% on a straight-line basis. Renewals for comparable office spaces were signed for 63,924 square feet at an average rental rate increase of 0.2% on a cash basis and increase of 23.7% on a straight-line basis.

Impact of Downtime and Rental Rate Changes

The downtime between lease expiration and new lease commencement, typically ranging from 6-24 months, can negatively impact total NOI and same-store property NOI.   In addition, office leases, both new and lease renewals typically contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced. If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs can also negatively impact total NOI and same-store property NOI comparisons. Most of our leases are shorter than seven years and therefore the rental rate roll downs should not have a significant effect on future years. Our geographically diverse portfolio model results in rent roll ups that can fluctuate widely on a market by market basis; however, given the volume of leasing activity over the last several years, we estimate that our portfolio, taken as a whole, is currently at market.  Total NOI and same-store property NOI comparisons for any given period may still fluctuate as a result of rent roll ups and roll downs, however, depending on the leasing activity in individual geographic markets during the respective period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not Required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

1.	The Company does not have a formal policy with respect to a stock repurchase program and typically restricts repurchases to hardship cases only.
2.	See note 11 to the condensed consolidated financial statements for a description of the related party transaction.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. EXHIBITS.

Exhibit Number	Description
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

31.2

Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

31.3

Certification of the Company's Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

32.1

Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INSXBRLInstance Document

101.SCHXBRLTaxonomy Extension Schema Document

101.CALXBRLTaxonomy Extension Calculation Linkbase Document

101.DEFXBRLTaxonomy Extension Definition Linkbase Document

101.LABXBRLTaxonomy Extension Label Linkbase Document

101.PREXBRLTaxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2019	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

By:	/s/ Adam Sragovicz
Name:	Adam Sragovicz
Title:	Chief Financial Officer

By:	/s/ Quyen T. Dao-Haddock
Name:	Quyen T. Dao-Haddock
Title:	Principal Accounting Officer