Form 10-Q
period 2019-09-30
Presidio Property Trust, Inc.
filed 2019-11-12
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period from _____ to _____
000-53673
(Commission file No.)
______________________________________________________________________________________________
PRESIDIO PROPERTY TRUST, INC.
(Exact name of registrant as specified in its charter)
______________________________________________________________________________________________

Maryland	33-0841255
(State or other jurisdiction of incorporation or organization	(I.R.S. employer identification no.)
4995 Murphy Canyon Road, Suite 300, San Diego, CA 92123
(Address of principal executive offices)
(760) 471-8536
(Registrant’s telephone number, including area code)

Title of class of registered securities	Trading symbol	Name of exchange on which registered
None	N/A	N/A
______________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
At November 8, 2019, registrant had issued and outstanding 17,690,378 shares of its Series A common stock, $0.01 par value.

CAUTIONARY STATEMENTS
This report contains “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report and in our other filings with the Securities and Exchange Commission (the “SEC”). Forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, financial condition, liquidity, capital resources, cash flows, results of operations and other financial and operating information. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “should,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Important factors that may cause actual results to differ from projections include, but are not limited to:
•adverse economic conditions in the real estate market and overall financial market fluctuations;
•adverse changes in the real estate and capital financing markets;
•inability to borrow or raise sufficient additional capital to maintain or expand our real estate investment portfolio;
•insufficient cash to pay or restrictions on paying dividends to our stockholders;
•unexpected costs and/or increases in our operating costs;
•inability to attract or retain qualified personnel, including real estate management personnel;
•adverse results of any legal proceedings;
•inability to compete effectively;
•inability to collect rent from tenants and/or defaults on leases by tenants;
•early termination or non-renewal of leases by tenants;
•lower than expected rents and revenues from our properties and/or increased vacancy rates;
•inability to complete real estate acquisitions or dispositions on favorable terms and/or without significant defeasance cost;
•failure to manage or operate properties efficiently and effectively;
•increased interest rates and/or borrowing costs;
•changes in our business strategy;
•failure to generate sufficient cash flows to service our outstanding indebtedness;
•failure or inability to implement recapitalization plans;
•environmental uncertainties, risks and cost related to adverse weather conditions and natural disasters (resulting in uninsured and underinsured losses), and compliance with any environmental requirements;
•failure to qualify and maintain our status as a REIT;
•government approvals, actions and initiatives, including compliance with American with Disabilities Act of 1990 (ADA);
•new legislation or unexpected interpretations of existing legislation;
•adverse changes in real estate and zoning laws, increases in real property tax rates, and adverse rulings with respect to tax-deferred exchanges; and
•additional factors discussed in our filings with the SEC.

Presidio Property Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$26,478,373	$26,816,105
Buildings and improvements	137,589,228	141,809,172
Tenant improvements	14,401,149	12,736,649
Lease intangibles	5,321,296	6,552,142
Real estate assets and lease intangibles held for investment, cost	183,790,046	187,914,068
Accumulated depreciation and amortization	(28,830,984)	(26,310,016)
Real estate assets and lease intangibles held for investment, net	154,959,062	161,604,052
Real estate assets held for sale, net	40,604,348	49,504,013
Real estate assets, net	195,563,410	211,108,065
Cash equivalents and restricted cash	11,071,439	9,776,215
Deferred leasing costs, net	1,973,023	2,096,553
Goodwill	2,423,000	2,423,000
Other assets, net	4,874,471	7,646,207
TOTAL ASSETS	$215,905,343	$233,050,040
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$112,969,378	$116,478,878
Mortgage notes payable related to properties held for sale, net	27,005,630	33,235,298
Mortgage notes payable, total net	139,975,008	149,714,176
Note payable, net	11,623,164	—
Accounts payable and accrued liabilities	5,728,661	5,751,245
Accrued real estate taxes	2,277,014	3,094,380
Dividends payable	—	1,075,371
Lease liability, net	586,786	—
Below-market leases, net	355,150	495,927
Mandatorily redeemable Series B Preferred Stock, net, $0.01 par value, $1,000 liquidating preference; shares authorized: 40,000; zero and 16900 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively, net	—	16,777,898
Total liabilities	160,545,783	176,908,997
Commitments and contingencies (Note 9)
Equity:
Series A Common Stock, 0.01 par value, shares authorized: 100,000,000; 17,690,378 and 17,721,422 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	176,905	177,216
Additional paid-in capital	151,597,426	151,582,017
Dividends and accumulated losses	(112,878,063)	(111,343,840)
Total stockholders' equity before noncontrolling interest	38,896,268	40,415,393
Noncontrolling interest	16,463,292	15,725,650
Total equity	55,359,560	56,141,043
TOTAL LIABILITIES AND EQUITY	$215,905,343	$233,050,040
See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental income	$6,677,145	$7,950,356	$20,371,900	$23,740,115
Fees and other income	323,725	332,246	929,221	931,736
Total revenue	7,000,870	8,282,602	21,301,121	24,671,851
Costs and expenses:
Rental operating costs	2,533,064	2,718,295	7,822,616	8,030,427
General and administrative	1,451,873	1,384,974	4,632,244	4,041,453
Depreciation and amortization	1,755,253	2,268,896	5,714,446	6,873,828
Impairment of real estate assets	—	532,951	—	532,951
Total costs and expenses	5,740,190	6,905,116	18,169,306	19,478,659
Other income (expense):
Interest expense-Series B preferred stock	(924,538)	(1,145,474)	(2,200,262)	(3,344,788)
Interest expense-mortgage notes	(1,723,844)	(2,135,614)	(5,485,194)	(6,160,456)
Interest expense - note payable	(182,476)	—	(182,476)	—
Interest and other income, net	9,294	8,466	19,227	2,624
Gain on sales of real estate, net	4,853,186	366,032	6,243,819	795,521
Deferred offering costs	—	—	—	(1,507,599)
Income tax expense	(338,713)	(69,683)	(611,952)	(225,341)
Total other income (expense), net	1,692,909	(2,976,273)	(2,216,838)	(10,440,039)
Net income (loss)	2,953,589	(1,598,787)	914,977	(5,246,847)
Less: Income attributable to noncontrolling interests	(416,725)	(284,138)	(1,366,104)	(852,030)
Net income (loss) attributable to Presidio Property Trust, Inc. common stockholders	$2,536,864	$(1,882,925)	$(451,127)	$(6,098,877)
Basic income (loss) per common share	$0.14	$(0.11)	$(0.03)	$(0.35)
Weighted average number of common shares outstanding - basic	17,690,378	17,667,857	17,713,186	17,564,805
Diluted income (loss) per common share	$0.14	$(0.11)	$(0.02)	$(0.35)
Weighted average number of common shares outstanding - diluted	18,536,470	17,667,857	17,998,338	17,564,805
See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Common Stock		Additional Paid-in Capital	Dividends and Accumulated Losses	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2018	17,721,422	$177,216	$151,582,017	$(111,343,840)	$40,415,393	$15,725,650	$56,141,043
Net loss	—	—	—	(1,728,392)	(1,728,392)	766,455	(961,937)
Dividends paid	—	—	—	(150)	(150)	—	(150)
Distributions in excess of contributions received	—	—	—	—	—	(258,708)	(258,708)
Repurchase of common stock	(14,322)	(143)	(52,006)		(52,149)	—	(52,149)
Vesting of restricted stock	26,847	268	230,615	—	230,883	—	230,883
Balance, March 31, 2019	17,733,947	$177,341	$151,760,626	$(113,072,382)	$38,865,585	$16,233,397	$55,098,982
Net loss	—	—	—	(1,259,598)	(1,259,598)	182,924	(1,076,674)
Dividends declared				(1,082,947)	(1,082,947)	—	(1,082,947)
Contributions received from noncontrolling interests, net of distributions paid	—	—	—	—	—	195,178	195,178
Repurchase of common stock	(18,169)	(182)	(67,952)		(68,134)	—	(68,134)
Balance, June 30, 2019	17,715,778	$177,159	$151,692,674	$(115,414,927)	$36,454,906	$16,611,499	$53,066,405
Net income	—	—	—	2,536,864	2,536,864	416,725	2,953,589
Distributions in excess of contributions received	—	—	—	—	—	(564,932)	(564,932)
Repurchase of common stock	(25,400)	(254)	(95,248)		(95,502)	—	(95,502)
Balance, September 30, 2019	17,690,378	$176,905	$151,597,426	$(112,878,063)	$38,896,268	$16,463,292	$55,359,560

	Common Stock		Additional Paid-in Capital	Dividends and Accumulated Losses	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2017	17,667,857	$176,680	$151,121,902	$(113,652,763)	$37,645,819	$14,396,349	$52,042,168
Net loss	—	—	—	(1,318,191)	(1,318,191)	167,130	(1,151,061)
Contributions received from noncontrolling interests, net of distributions paid	—	—	—	—	—	1,017,739	1,017,739
Balance, March 31, 2018	17,667,857	$176,680	$151,121,902	$(114,970,954)	$36,327,628	$15,581,218	$51,908,846
Net loss	—	—	—	(2,897,760)	(2,897,760)	400,762	(2,496,998)
Contributions received from noncontrolling interests, net of distributions paid	—	—	—	—	—	159,770	159,770
Balance, June 30, 2018	17,667,857	$176,680	$151,121,902	$(117,868,714)	$33,429,868	$16,141,750	$49,571,618
Net loss	—	—	—	(1,882,925)	(1,882,925)	284,138	(1,598,787)
Distributions in excess of contributions received	—	—	—	—	—	(973,084)	(973,084)
Balance, September 30, 2018	17,667,857	$176,680	$151,121,902	$(119,751,639)	$31,546,943	$15,452,804	$46,999,747
See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Cash flows from operating activities:
Net income (loss)	$914,977	$(5,246,847)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,714,446	6,873,828
Stock compensation	809,127	429,273
Bad debt expense	19,088	26,661
Gain on sale of real estate assets, net	(6,243,819)	(795,521)
Impairment of real estate assets	—	532,951
Accretion of original issue discount	48,793	—
Amortization of financing costs	592,598	414,896
Amortization of above-market leases	42,796	48,938
Amortization of below-market leases	(140,777)	(172,223)
Straight-line rent adjustment	(26,590)	(259,600)
Changes in operating assets and liabilities:
Other assets	1,709,386	1,003,579
Accounts payable and accrued liabilities	(244,791)	(40,994)
Accrued real estate taxes	(817,366)	(558,596)
Net cash provided by operating activities	2,377,868	2,256,345
Cash flows from investing activities:
Real estate acquisitions	(6,116,035)	(15,225,886)
Additions to buildings and tenant improvements	(5,182,033)	(2,141,551)
Additions to deferred leasing costs	(661,401)	(582,823)
Proceeds from sales of real estate, net	29,211,836	8,404,012
Net cash provided by (used in) investing activities	17,252,367	(9,546,248)
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	10,667,286	21,679,160
Repayment of mortgage notes payable	(20,723,326)	(11,063,157)
Proceeds from note payable, net of issuance costs $1.1 million	11,623,164	—
Redemption of mandatorily redeemable preferred stock	(16,900,000)	—
Contributions (distributions) from noncontrolling interests net of distributions paid	(628,462)	204,425
Repurchase of common stock	(215,206)	—
Dividends paid to stockholders	(2,158,467)	—
Net cash (used in) provided by financing activities	(18,335,011)	10,820,428
Net increase in cash equivalents and restricted cash	1,295,224	3,530,525
Cash equivalents and restricted cash - beginning of period	9,776,215	8,310,575
Cash equivalents and restricted cash - end of period	$11,071,439	$11,841,100
Supplemental disclosure of cash flow information:
Interest paid Series B preferred stock	$1,859,672	$3,259,317
Interest paid-mortgage notes payable	$4,792,830	$5,749,421
See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2019
1. ORGANIZATION
Organization. Presidio Property Trust, Inc. (“we”, “our”, “us” or the “Company”) is an internally managed diversified real estate investment trust (“REIT”), with holdings in office, industrial, and triple-net properties. NetREIT was incorporated in California on January 28, 1999, and was merged into NetREIT, Inc., a Maryland corporation, on August 4, 2010. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” The Company’s portfolio includes the following properties:
•Twelve office buildings and one industrial property (“Office/Industrial Properties”) which total approximately 1,192,566 rentable square feet;
•Four retail shopping centers (“Retail Properties”) which total approximately 131,722 rentable square feet; and
•127 model home residential properties (“Model Homes”) leased back on a triple-net basis to homebuilders that are owned by five affiliated limited partnerships and one wholly-owned corporation (“Model Home Properties”).
The Company or one of its affiliates operate the following partnerships during the periods covered by these condensed consolidated financial statements:
•The Company is the sole general partner and a limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), all with ownership interests in entities that own real estate income producing properties.
•The Company is the general and/ or limited partner in five limited partnerships that purchase Model Homes and lease them back to homebuilders (Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP, Dubose Model Home Investors #204, LP, Dubose Model Home Investors #205, LP and NetREIT Dubose Model Home REIT, LP). The Company refers to these entities collectively as the “Model Home Partnerships”.
The Company has determined that the limited partnerships in which it owns less than 100% should be included in the Company’s consolidated financial statements as the Company directs their activities and has control of such limited partnerships.
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
Liquidity. On September 17, 2019 the Company executed a Promissory Note ("Note") pursuant to which Polar Multi-Strategy Master Fund ("Polar"), executed a loan in the principal amount of $14.0 million to the Company. The Note bears interest at a fixed rate of 8%per annum and requires monthly interest-only payments. The final payment due at maturity, October 1, 2020 (or March 31, 2021, if extended pursuant to the Note), includes payment of the outstanding principal and accrued and unpaid interest. The Company used the proceeds of the Note from Polar to redeem all of the outstanding shares of the Series B Preferred Stock.

For the three months remaining in 2019 and the year ending December 31, 2020, we have $2.3 million and $11.6 million of mortgage notes payable maturing, respectively, related to the model home properties. Certain model home properties will be sold and the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes will be refinanced. For the year ending December 31, 2020, we have $15.4 million of mortgage notes payable maturing related to the commercial properties. We plan to sell properties or refinance a significant portion of the mortgage notes payable, in the event the commercial property securing the respective mortgage note is not sold on or before maturity.
2. SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2019.
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statement and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the nine months ended September 30, 2019 and 2018, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the SEC on March 25, 2019.
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
Cash Equivalents and Restricted Cash. At September 30, 2019 and December 31, 2018, we had approximately $7.4 million and $5.8 million in cash equivalents, respectively, and $3.7 million and $4.0 million of restricted cash, respectively.  Our cash equivalents and restricted cash consist of invested cash and cash in our operating accounts and are held in bank accounts at third party institutions. Restricted cash consists of funds used for property taxes, insurance, capital expenditures and leasing commissions.
Real Estate Held for Sale. Real estate held for sale during the current period is classified as “real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Mortgage notes payable related to the real estate held for sale during the current period are classified as “mortgage notes payable related to real estate held for sale, net” for all prior periods presented in the accompanying condensed consolidated financial statements. As of September 30, 2019, four properties meet the criteria to be classified as held for sale, which are World Plaza, Union Terrace, Centennial Tech Center and Garden Gateway.
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
During the nine months ended September 30, 2019, the Company determined that no impairment existed, and no impairment charge was recorded for the nine months ended September 30, 2019.
Fair Value Measurements.  Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:
•Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;
•Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
•Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.
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
We adopted the standard effective January 1, 2019 and have elected to use January 1, 2019 as our date of initial application. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for periods presented before January 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. We evaluated all leases within this scope under existing accounting standards and under the new ASU lease standard and no right-of-use assets and lease liabilities was recognized for the three months ended September 30, 2019. As of September 30, 2019, the right-of-use assets and liabilities was $661,000.
As a lessor, our rental revenue remained mainly consistent with previous guidance, apart from the narrower definition of initial direct costs that can be capitalized. The new standard defines initial direct costs as only the incremental costs of signing a lease. As such, certain compensation and certain external legal fees related to the execution of successful lease agreements no longer meet the definition of initial direct costs under the new standard and will be accounted for in the line item General and Administrative Expense. However, the adoption of the standard, along with the adoption of ASU No. 2018-11, Leases - Targeted Improvements which the FASB issued in July 2018, did change our presentation of our results from operations in the Consolidated Statements of Operations. The main changes caused by the adoption of the standards are:
•The new standard provided a practical expedient, which allows lessors to combine non-lease components with the related lease components if both the timing and pattern of transfer are the same for the non-lease components(s) and the related lease components, and the lease components would be classified as an operating lease. Lessors are permitted to apply the practical expedient to all existing leases on a retrospective or prospective basis. We elected the practical expedient to combine our lease and non-lease components that meet the defined criteria. The non-lease components of our leases primarily consist of common area maintenance reimbursements from our tenants.
•The new standard requires our expected credit loss related to the collectability of lease receivables to be reflected as an adjustment to the line item Rental Income. For the nine months ended September 30, 2019, the credit loss related to the collectability of lease receivables was recognized in the line item Rental Operating Expense and was not significant.
In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 is effective for periods beginning after December 15, 2019, with adoption permitted for fiscal years beginning after December 15, 2018. Retrospective adjustments shall be applied through a cumulative-effect adjustment to retained earnings. The Company continues to evaluate the impact this standard will have on the Company’s consolidated financial statements; however, the majority of our receivables are derived from operating leases and are excluded from this standard.
In September 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. These amendments provide specific guidance for transactions for acquiring goods and services from nonemployees and specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (i) financing to the issuer or (ii) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. This guidance is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those years. For all other entities, it is effective in annual periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted but not earlier than the adoption of Topic 606. The Company does not believe that this guidance will have a material effect on its consolidated financial statements as it has not historically issued share-based payments to nonemployees in exchange for goods or services to be consumed within its operations.
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
3. RECENT REAL ESTATE TRANSACTIONS
During the nine months ended September 30, 2019, the Company disposed of the following properties:
•Morena Office Center, which was sold on January 15, 2019 for approximately $5.6 million and the Company recognized a gain of approximately $700,000.

•Nightingale land, which was sold on May 8, 2019 for approximately $875,000 and the Company recognized a loss of approximately $93,000.
•On July 1, 2019, NetREIT Genesis, LLC sold a 43% tenants-in-common interest in Genesis Plaza (“TIC Interest”) for $5.6 million to a newly formed entity, NetREIT Genesis II, LLC, in which NetREIT Casa Grande LP is the sole member. NetREIT Casa Grande LP owned and sold Morena Office Center on January 15, 2019. The sale of the TIC Interest was structured as a 1031 exchange and included $2.9 million in cash and assumption of debt. The Company remains a guarantor of the debt and NetREIT Genesis, LLC and NetREIT Genesis II, LLC are jointly and severally liable for the debt securing Genesis Plaza, the financial terms and conditions of which remain materially unchanged.
•The Presidio office building, which was sold on July 31, 2019 for approximately $12.3 million and the Company recognized a gain of approximately $4.5 million.
During the nine months ended September 30, 2019, the Company acquired 18 model homes for approximately $6.1 million. The purchase price was paid through cash payments of approximately $1.8 million and mortgage notes of approximately $4.3 million.
During the nine months ended September 30, 2019, the Company disposed of 35 model homes for approximately $12.4 million and recognized a gain of approximately $1 million.
During the nine months ended September 30, 2018, the Company acquired 39 model homes for approximately $15.2 million. The purchase price was paid through cash payments of approximately $4.6 million and mortgage notes of approximately $10.6 million.
During the nine months ended September 30, 2018, the Company disposed of 24 model homes for approximately $9 million and recognized a gain of approximately $795,000.
4. REAL ESTATE ASSETS
A summary of the properties owned by the Company as of September 30, 2019 is as follows:

Property Name	Date Acquired	Location	Real estate assets, net (in thousands)
Garden Gateway Plaza (1)	March 2007	Colorado Springs, Colorado	$11,215
World Plaza (1)	September 2007	San Bernardino, California	8,295
Executive Office Park	July 2008	Colorado Springs, Colorado	7,787
Waterman Plaza	August 2008	San Bernardino, California	4,911
Genesis Plaza	August 2010	San Diego, California	8,902
Dakota Center	May 2011	Fargo, North Dakota	8,861
Grand Pacific Center	March 2014	Bismarck, North Dakota	5,899
Union Terrace (1)	August 2014	Lakewood, Colorado	8,257
Centennial Tech Center (1)	December 2014	Colorado Springs, Colorado	12,837
Arapahoe Center	December 2014	Centennial, Colorado	9,877
Union Town Center	December 2014	Colorado Springs, Colorado	9,688
West Fargo Industrial	August 2015	West Fargo, North Dakota	7,229
300 N.P.	August 2015	Fargo, North Dakota	3,440
Research Parkway	August 2015	Colorado Springs, Colorado	2,531
One Park Center	August 2015	Westminster, Colorado	8,524
Highland Court	August 2015	Centennial, Colorado	11,493
Shea Center II	December 2015	Highlands Ranch, Colorado	22,022
Presidio Property Trust, Inc. properties			151,768
Model Home properties	2010-2019	AZ, CA, FL, IL, PA, SC, TX, WI	43,795
Total real estate assets and lease intangibles, net			$195,563
(1)Properties held for sale as of September 30, 2019.

Geographic Diversification Table
The following tables show a list of commercial properties owned by the Company grouped by state and geographic region as of September 30, 2019:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	3	134,787	10.2%	$2,229,474	12.9%
Colorado	10	792,462	59.8%	11,800,980	68.0%
North Dakota	4	397,039	30.0%	3,320,679	19.1%
Total	17	1,324,288	100.0%	$17,351,133	100.0%
Model Home properties:

Geographic Region	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate of Aggregate % Annual Rent
Southwest	92	282,842	76.6%	$2,671,248	71.7%
West	1	2,324	0.6%	16,020	0.4%
Southeast	27	63,114	17.1%	747,348	20.1%
Midwest	2	6,602	1.8%	99,276	2.7%
East	2	5,255	1.4%	70,716	1.9%
Northeast	3	9,271	2.5%	121,020	3.2%
Total	127	369,408	100.0%	$3,725,628	100.0%

5. LEASE INTANGIBLES
The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	September 30, 2019			December 31, 2018
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$4,360,027	$(3,188,320)	$1,171,707	$4,958,477	$(3,467,781)	$1,490,696
Leasing costs	2,937,977	(1,943,128)	994,849	3,628,080	(2,405,514)	1,222,566
Above-market leases	333,485	(228,069)	105,416	439,878	(291,666)	148,212
	$7,631,489	$(5,359,517)	$2,271,972	$9,026,435	$(6,164,961)	$2,861,474
As of September 30, 2019 and December 31, 2018, $2,310,193 and $2,474,293, respectively, of gross lease intangible assets were included in real estate assets held for sale. As of September 30, 2019 and December 31, 2018, $1,370,812 and $1,473,675, respectively, of accumulated amortization related to the lease intangible assets were netted against real estate assets held for sale.
The net value of acquired intangible liabilities was $355,150 and $495,927 relating to below-market leases as of September 30, 2019 and December 31, 2018, respectively.

Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

Three months remaining in 2019	$142,408
Years ending December 31:
2020	687,974
2021	510,215
2022	360,116
2023	173,785
Thereafter	397,474
Total	$2,271,972
The weighted average remaining amortization period of the intangible assets as of September 30, 2019 is 2.8 years.
6. OTHER ASSETS
Other assets consist of the following:

	September 30, 2019	December 31, 2018
Deferred rent receivable	$2,643,581	$2,883,581
Prepaid expenses, deposits and other	617,902	407,106
Accounts receivable, net	475,062	2,845,314
Raw land	—	900,000
Right-of-use assets, net	588,395	—
Other intangibles, net	233,157	293,832
Notes receivable	316,374	316,374
Total other assets	$4,874,471	$7,646,207

7. MORTGAGE NOTES PAYABLE
Mortgage notes payable consist of the following:

Mortgage note property	Notes	Principal as of		Loan Type	Interest Rate (1)	Maturity
		September 30,	December 31,
		2019	2018
Garden Gateway Plaza	(3)	$6,122,148	$6,270,896	Fixed	5.00%	2/5/2020
World Plaza	(3)(4)	5,005,210	3,350,539	Variable	5.18%	7/5/2020
West Fargo Industrial		4,236,111	4,292,809	Fixed	4.79%	9/6/2020
Morena Office Center	(2)	—	1,567,358	Fixed	4.30%	6/1/2021
Waterman Plaza		3,293,690	3,369,960	Fixed	5.78%	4/29/2021
300 N.P.		2,321,165	2,348,443	Fixed	4.95%	6/11/2022
Highland Court		6,460,871	6,568,320	Fixed	3.82%	9/1/2022
Dakota Center		10,163,642	10,314,520	Fixed	4.74%	7/6/2024
Union Terrace	(3)	6,269,514	6,354,153	Fixed	4.50%	8/5/2024
The Presidio	(7)	—	5,992,905	Fixed	4.54%	12/1/2021
Centennial Tech Center	(3)	9,608,758	9,745,811	Fixed	4.43%	12/5/2024
Research Parkway		1,826,202	1,864,139	Fixed	3.94%	1/5/2025
Arapahoe Service Center		8,123,537	8,233,567	Fixed	4.34%	1/5/2025
Union Town Center		8,440,000	8,440,000	Fixed	4.28%	1/5/2025
Executive Office Park		4,867,125	4,947,808	Fixed	4.83%	6/1/2027
Genesis Plaza		6,403,234	6,476,032	Fixed	4.71%	9/6/2025
One Park Centre		6,512,787	6,585,922	Fixed	4.77%	9/5/2025
Shea Center II		17,727,500	17,727,500	Fixed	4.92%	1/5/2026
Grand Pacific Center	(5)	3,879,710	3,961,304	Fixed	4.02%	8/1/2037
Subtotal, Presidio Property Trust, Inc. Properties		111,261,204	118,411,986
Model Home mortgage notes		29,823,671	32,728,930	Fixed	(6)	2019-2022
Mortgage Notes Payable		$141,084,875	$151,140,916
Unamortized loan costs		(1,109,867)	(1,426,740)
Mortgage Notes Payable, net		$139,975,008	$149,714,176
(1)Interest rates as of September 30, 2019.
(2)Morena Office Center was sold on January 15, 2019.
(3)Properties held for sale as of September 30, 2019.
(4)Interest on this loan is ABR plus 0.75% and LIBOR plus 2.75%. For the nine months ended September 30, 2019, the weighted average interest rate was 5.29%.
(5)Interest rate is subject to reset on September 1, 2023. Each model home has a stand-alone mortgage note at interest rates ranging from 3.72% to 5.75% per annum (at September 30, 2019).
(6)The Presidio was sold on July 31, 2019.
The Company is in compliance with all material conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable were as follows as of September 30, 2019:

	Presidio Property Trust, Inc. Notes Payable	Model Homes Notes Payable	Total Principal Payments
Three months remaining in 2019	$482,495	$2,272,651	$2,755,146
Years ending December 31:
2020	16,846,577	11,585,541	$28,432,118
2021	4,951,463	11,679,255	$16,630,718
2022	10,055,657	4,286,224	$14,341,881
2023	1,783,291	—	$1,783,291
Thereafter	77,141,721	—	$77,141,721
Total	$111,261,204	$29,823,671	$141,084,875

8. NOTE PAYABLE

On September 17, 2019, the Company executed a Promissory Note pursuant to which Polar Multi-Strategy Master Fund (“Polar”), extended a loan in the principal amount of $14.0 million to the Company ("Polar Note"). The Polar Note bears interest at a fixed rate of 8% per annum and requires monthly interest-only payments. The final payment due at maturity, October 1, 2020 (or March 31, 2021, if extended pursuant to the Note), includes payment of the outstanding principal and accrued and unpaid interest. The Company may repay the Polar Note at any time, subject to the payment of an Optional Redemption Fee (as defined in the Note), if applicable. Such fee is not applicable to repayments made from the proceeds of property sales.

The principal balance of the Note as of September 30, 2019 consist of cash received of $12.6 million and Original Issue Discount ("OID") of $1.4 million. The OID has been recorded on the accompanying consolidated balance sheets as a direct deduction from the principal of the Note and is recognized as interest expense over the term of the Note commencing on September 17, 2019 through October 1, 2020. The unrecognized OID totaled approximately $1.4 million as of September 30, 2019. The accretion of the OID recognized during the three and nine months ended September 30, 2019 was $49,000.

The Company incurred approximately $1.1 million in legal and underwriting costs related to the transaction. These costs have been recorded as debt issuance costs on the accompanying consolidated balance sheets as a direct deduction from the principal of the Note and are being amortized over the term of the Note. Amortization expense totaling approximately $93,000 was included in interest expenses for the three and nine months ended September 30, 2019, in the accompanying condensed consolidated statements of operations. The unamortized debt issuance costs totaled $1.0 million as of September 30, 2019.

Under the terms of the Polar Note, the Company is subject to certain financial covenants including maintaining a debt to property fair value ratio of no greater than 75%. As of September 30, 2019, the Company is in compliance with such covenants.
9. COMMITMENTS AND CONTINGENCIES
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
The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of September 30, 2019, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

10. SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK
In August 2014, the Company closed on a private placement offering of its mandatorily redeemable Series B Preferred Stock (“Series B Preferred Stock”). The financing was funded in installments and completed on December 24, 2015. As of December 31, 2015, the Company had issued 35,000 shares of its Series B Preferred Stock. As of September 30, 2019 and December 31, 2018, the outstanding number of shares was zero and 16,900, respectively. The Company has classified the Series B Preferred Stock as a liability in accordance with ASC Topic No. 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the accompanying consolidated statements of operations.
The Series B Preferred Stock was scheduled to be redeemed on August 1, 2017; however, the Company had two one-year options to extend the redemption date. The Company exercised both one-year option to extend the redemption date to August 1, 2019 and paid total extension fees of $307,000. The Company incurred approximately $3.1 million in legal and underwriting costs related to this offering. These costs were recorded as deferred financing costs on the accompanying consolidated balance sheets as a direct deduction from the carrying amount of that debt liability and are being amortized over the term of the agreement. Amortization expense totaling approximately $0 and $47,000 was included in interest expense for the three months ended September 30, 2019 and 2018, respectively and approximately $122,000 and $269,000 was included in interest expense for the nine months ended September 30, 2019 and 2018, respectively in the accompanying condensed consolidated statements of operations. The unamortized deferred costs totaled $0 and $122,000 as of September 30, 2019 and December 31, 2018, respectively.
During the nine months ended September 30, 2019, the Company redeemed all of the 16,900 shares of its remaining outstanding Series B Preferred Stock for $16.9 million. During the year ended December 31, 2018, the Company redeemed 13,800 shares of its Series B Preferred Stock for $13.8 million.    As of September 30, 2019, no Series B Preferred Stock remained outstanding and as of December 31, 2018, 16,900 shares were outstanding, which were redeemed for $16.9 million in cash.
11. STOCKHOLDERS' EQUITY
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
Cash Dividends.   During the nine months ended September 30, 2019 the Company paid a cash dividend of approximately $2.2 million or $0.06 per share. During the nine months ended September 30, 2018 the Company suspended the payment of dividends and no dividends were declared or paid.

Dividend Reinvestment Plan. The Company had adopted a distribution reinvestment plan (“Plan) that allowed stockholders to receive dividends and other distributions otherwise distributable to them invested in additional shares of the Company’s common stock. The Company registered 3,000,000 shares of common stock pursuant to the Plan. The purchase price per share used in the past was 95% of the price the Company sold its shares or $9.50 per share. No sales commission or dealer manager fee were paid on shares sold through the Plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all participants at least thirty (30) days prior to such record date.The Plan became effective on January 23, 2012 and was suspended on December 7, 2018. As of September 30, 2019, approximately $17.4 million or approximately 1,834,147 shares of common stock have been issued under the Plan. No shares were issued under the Plan during the nine months ended September 30, 2019.
Stock-Based Compensation. The Company recognizes noncash compensation expense ratably over the vesting period, and accordingly, we recognized $193,000 and $172,000 in noncash compensation expense for the three-month periods ended September 30, 2019 and 2018, respectively, which is included in general and administrative expense on the consolidated statements of operations. We recognized $809,000 and $516,000 in noncash compensation expense for the nine months ended September 30, 2019 and 2018, respectively.

12.  RELATED PARTY TRANSACTIONS
The Company leases a portion of its corporate headquarters in San Diego, California to entities 100% owned by the Company’s Chairman and Chief Executive Officer. Rental income recorded for the three and nine months ended September 30, 2019 and 2018 totaled $4,000 and $6,000, respectively, and $7,000 and $21,000, respectively.
13. SEGMENTS
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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the three and nine months ended September 30, 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Office/Industrial Properties:
Rental, fees and other income	$5,137,114	$6,118,429	$16,087,363	$18,333,962
Property and related expenses	(2,237,392)	(2,348,533)	(7,041,306)	(7,005,626)
Net operating income, as defined	2,899,722	3,769,896	9,046,057	11,328,336
Model Home Properties:
Rental, fees and other income	1,083,470	1,211,327	3,167,072	3,504,983
Property and related expenses	(42,258)	(44,704)	(140,866)	(132,055)
Net operating income, as defined	1,041,212	1,166,623	3,026,206	3,372,928
Retail Properties:
Rental, fees and other income	780,286	952,846	2,046,686	2,832,906
Property and related expenses	(253,414)	(325,058)	(640,444)	(892,746)
Net operating income, as defined	526,872	627,788	1,406,242	1,940,160
Reconciliation to net loss:
Total net operating income, as defined, for reportable segments	4,467,806	5,564,307	13,478,505	16,641,424
General and administrative expenses	(1,451,873)	(1,384,974)	(4,632,244)	(4,041,453)
Depreciation and amortization	(1,755,253)	(2,268,896)	(5,714,446)	(6,873,828)
Interest expense	(2,830,858)	(3,281,088)	(7,867,932)	(9,505,244)
Other income (expense)	9,294	8,466	19,227	2,624
Registration fees	—	—	—	(1,507,599)
Income tax expense	(338,713)	(69,683)	(611,952)	(225,341)
Impairment of real estate assets	—	(532,951)	—	(532,951)
Gain on sale of real estate	4,853,186	366,032	6,243,819	795,521
Net income (loss)	$2,953,589	$(1,598,787)	$914,977	$(5,246,847)

Assets by Reportable Segment:	September 30, 2019	December 31, 2018
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$126,342,992	$138,694,773
Total assets (2)	$129,424,221	$143,620,315
Model Home Properties:
Land, buildings and improvements, net (1)	$43,794,703	$48,762,869
Total assets (2)	$43,978,782	$48,864,060
Retail Properties:
Land, buildings and improvements, net (1)	$25,425,715	$23,650,423
Total assets (2)	$26,529,153	$27,702,384
Reconciliation to Total Assets:
Total assets for reportable segments	$199,932,156	$220,186,759
Other unallocated assets:
Cash equivalents and restricted cash	11,071,439	9,776,215
Other assets, net	4,901,748	3,087,066
Total Assets	$215,905,343	$233,050,040
(1)Includes lease intangibles and the land purchase option related to property acquisitions.
(2)Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

Capital Expenditures by Reportable Segment	For the Nine Months Ended September 30,
	2019	2018
Office/Industrial Properties:
Capital expenditures and tenant improvements	$5,161,786	$2,122,291
Model Home Properties:
Acquisition of operating properties	6,116,035	15,225,886
Retail Properties:
Capital expenditures and tenant improvements	20,247	19,260
Totals:
Acquisition of operating properties, net	6,116,035	15,225,886
Capital expenditures and tenant improvements	5,182,033	2,141,551
Total real estate investments	$11,298,068	$17,367,437

2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion relates to our financial statements and should be read in conjunction with the financial statements, footnotes and to Cautionary Statements appearing elsewhere in this report.
OVERVIEW
The Company operates as an internally managed, diversified REIT, with holdings in office, industrial, and triple-net properties. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” The Company acquires, owns and manages a geographically diversified portfolio of real estate assets including office, industrial, retail and model home residential properties leased to homebuilders located throughout the United States. As of September 30, 2019, the Company owned or had an equity interest in:
•Twelve office buildings and one industrial property (“Office/Industrial Properties”), which totals approximately 1,192,566 rentable square feet;
•Four retail shopping centers (“Retail Properties”), which total approximately 131,722 rentable square feet; and
•127 Model Homes leased back on a triple-net basis to homebuilders that are owned by five affiliated limited partnerships and one wholly-owned corporation (“Model Home Properties”).
The Company’s office, industrial and retail properties are located primarily in Southern California and Colorado, with four properties located in North Dakota. While geographical clustering of real estate enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, it makes us susceptible to changing market conditions in these discrete geographic areas. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year or has been operating for three years.
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
We seek to diversify our portfolio by commercial real estate segments to reduce the adverse effect of a single under-performing segment, geographic market and/or tenant. We further supplement this at the tenant level through our credit review process, which varies by tenant class. For example, our commercial and industrial tenants tend to be corporations or businesses owned by individuals. In these cases, we typically obtain financial records, including financial statements and tax returns, and run credit reports for any prospective tenant to support our decision to enter into a rental arrangement. We also typically obtain security deposits from these commercial tenants and, as we deem prudent, personal guarantees or parental guarantees. Our Model Home tenants are typically homebuilders with established records of homebuilding and credit histories. These tenants are subject to financial review and analysis prior to entering into a sale-leaseback transaction. Our ownership of the underlying property provides a further means of reducing significant credit losses.
SIGNIFICANT TRANSACTIONS IN 2019 AND 2018
Acquisitions
During the nine months ended September 30, 2019, the Company acquired 18 model homes for approximately $6.1 million and leased them back to the homebuilders. The purchase price was paid through cash payments of approximately $1.8 million and mortgage notes of approximately $4.3 million.

During the nine months ended September 30, 2018, the Company acquired 39 Model Home Properties for approximately $15.2 million and leased them back to the homebuilders. The purchase price was paid through cash payments of approximately $4.6 million and mortgage notes of approximately $10.6 million.

Dispositions - We review our portfolio of investment properties for value appreciation potential on an ongoing basis and dispose of any properties that no longer satisfy our requirements in this regard. The proceeds from any such property sale, after repayment of any associated mortgage, are available for investing in properties that we believe will have a much greater likelihood of future price appreciation, for the payment of other debt and for general corporate purposes. We disposed of the following properties during the nine months ended September 30, 2019 and 2018:

•On January 15, 2019, the Company sold the Morena Office Center for approximately $5.6 million and the Company recognized a gain of approximately $700,000;
•On May 8, 2019, the Company sold the Nightingale land for approximately $875,000 and the Company recognized a loss of $93,000.
•On July 1, 2019, NetREIT Genesis, LLC sold a 43% tenants-in-common interest in Genesis Plaza (“TIC Interest”) for $5.6 million to a newly formed entity, NetREIT Genesis II, LLC, in which NetREIT Casa Grande LP is the sole member. NetREIT Casa Grande LP owned and sold Morena Office Center on January 15, 2019. The sale of the TIC Interest was structured as a 1031 exchange and included $2.9 million in cash and assumption of debt. The Company remains a guarantor of the debt and NetREIT Genesis, LLC and NetREIT Genesis II, LLC are jointly and severally liable for the debt securing Genesis Plaza, the financial terms and conditions of which remain materially unchanged.
•The Presidio office building was sold on July 31, 2019 for approximately $12.3 million and the Company recognized a gain of approximately $4.5 million.
•During the nine months ended September 30, 2019, the Company disposed of 35 model homes for approximately $12.4 million and recognized a gain of approximately $1.0 million.
•During the nine months ended September 30, 2018, the Company disposed of 24 model homes for approximately $9.0 million and recognized a gain of approximately $795,000.

ECONOMIC ENVIRONMENT
The United States continues to expand its economy and perform well over several quarters. Real gross domestic product (“GDP”) by the Bureau of Economic Analysis increased at an annual rate of 1.9% in the third quarter of 2019. The Federal Reserve has remained optimistic about the United States’ economic outlook across many sectors.
The U.S. labor market remains strong, with an unemployment rate of 3.4% as of September 30, 2019. Unemployment in the office-using sector of professional and business services is similar to the overall unemployment rate at 3.2% as of September 30, 2019. The U.S. office market continued its expansion in the third quarter of 2019 with sustained leasing velocity and broad-based growth leading to 50 million square feet of absorption year to date, a 0.9% increase in asking rents as national vacancy rates for the office sector of commercial real estate decreased to 14.2% as of September 30, 2019.
It is impossible to project U.S. economic growth, and economic conditions may have a material effect on our business, financial condition and results of operations.
CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 25, 2019.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018.
Revenues.  Total revenue was $7.0 million for the three months ended September 30, 2019 compared to $8.3 million for the same period in 2018, a decrease of $1.3 million or 15.5%, which is due to a net decrease in rental income related to the sale of three properties during the fourth quarter of 2018 and two properties in 2019. The decrease in rental income is also offset by $58,000 related to the increase in occupancy to 83.1% as of September 30, 2019 compared to 82.5% for the same period in 2018.
Rental Operating Costs.  Rental operating costs decreased by $185,000 to $2.5 million for the three months ended September 30, 2019 compared to $2.7 million for the same period in 2018.  Rental operating costs as a percentage of total revenue was 36.2% and 32.8% for the three months ended September 30, 2019 and 2018, respectively. The decrease in rental operating costs for the three months ended September 30, 2019 as compared to 2018 is due to the sale of the three properties during the fourth quarter of 2018 and two properties in 2019, offset by an overall increases in all expense categories as a result of higher wages and cost of operations in 2019 compared to 2018.
General and Administrative Expenses.  G&A expenses increased by $67,000 for the three months ended September 30, 2019 compared to the same period in 2018.  G&A expenses as a percentage of total revenue was 20.7% and 16.7% for three months ended September 30, 2019 and 2018, respectively. The increase in G&A expenses for the three months ended September 30, 2019 as compared to 2018 is mainly due to an increase in stock compensation expense.
Depreciation and Amortization.  Depreciation and amortization expense totaled approximately $1.8 million for the three months ended September 30, 2019, compared to approximately $2.3 million for the same period in 2018, representing a decrease of approximately $514,000 or 22.6%. The decrease in depreciation and amortization expense in 2019 compared to the same period in 2018 is primarily due to the sale of three properties in the fourth quarter of 2018 and two properties in 2019. In addition, the decrease is also due to three properties that are classified as real estate held for sale as of March 31, 2019 and no depreciation and amortization was recognized for the second and third quarter of 2019 for those properties.
Asset Impairments.  We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three months ended September 30, 2019, management did not believe any impairment charge was required. During the three months ended September 30, 2018, management estimated that the fair market value of the Waterman Plaza property was below the carrying value and an impairment charge of approximately $533,000 was recorded.
Interest Expense-Series B Preferred Stock.  The Series B Preferred Stock issued in August 2014 included a mandatory redemption provision and therefore, was treated as a liability for financial reporting purposes. The interest paid and accrued and the amortization of the deferred offering costs are considered interest expense. Interest expense, including amortization of the deferred offering costs, totaled $925,000 for the three months ended September 30, 2019 compared to $1.1 million for the same period in 2018, a decrease of $221,000 or 19.3%. For the three months ended September 30, 2019 and 2018 interest paid totaled $713,000 and $1.1 million, respectively, and the amortization of the deferred offering costs associated with that transaction totaled zero and $104,000, respectively, and were included in interest expense-Series B Preferred Stock in the accompanying financial statements. The Series B Preferred Stock was redeemed and is no longer outstanding at September 30, 2019 and as of September 30, 2018 there were 30,700 shares outstanding.
Interest Expense-mortgage notes.  Interest expense, including amortization of deferred finance charges was $1.7 million for the three months ended September 30, 2019 compared to $2.1 million for the same period in 2018, a decrease of $412,000 or 19.3%. The decrease in interest expense relates to the decreased number of commercial properties owned in 2019 compared to 2018 and the related debt. The weighted average interest rate on our outstanding debt was 4.7% and 4.6% as of September 30, 2019 and 2018, respectively.

Gain on Sale of Real Estate Assets, net.  For the three months ended September 30, 2019, the Company recognized a net gain of approximately $4.9 million due to the sale of 9 Model Homes and the sale of The Presidio office building. For the three months ended September 30, 2018, the Company recognized a net gain of $366,000 from the sale of 11 Model Homes.
Income allocated to non-controlling interests.  Income allocated to non-controlling interests for the three months ended September 30, 2019 totaled approximately $417,000 when compared to the income allocated during the three months ended September 30, 2018 of $284,000. The increase is related to the higher allocated net gain on sale of 9 Model Homes during the three months ended September 30, 2019 compared to the sale of 11 Model Homes during the three months ended September 30, 2018.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018.
Revenues.  Total revenue was $21.3 million for the nine months ended September 30, 2019 compared to $24.7 million for the same period in 2018, a decrease of $3.4 million or 13.7%. The decrease in revenue for the nine months period in 2019 as compared to 2018 is directly related to the sale of three properties during the fourth quarter of 2018 and two properties in 2019. The decrease in rental income is also offset by $191,000 related to the increase in occupancy to 83.1% as of September 30, 2019 compared to 82.5% for the same period in 2018.
Rental Operating Costs.  Rental operating costs decreased by $208,000 to $7.8 million for the nine months ended September 30, 2019 compared to $8.0 million for the same period in 2018. Rental operating costs as a percentage of total revenue was 36.7% and 32.5% for the nine months ended September 30, 2019 and 2018, respectively. The increase in rental operating costs as a percentage of total revenue for the nine months ended September 30, 2019 as compared to 2018 is due to the following:
•Higher snow removal expense in 2019 due to inclement weather;
•Overall increases in all expense categories as a result of higher wages and cost of operations in 2019 compared to 2018; offset by
•Decreased rental operating cost due to the sale of the three properties during the fourth quarter of 2018 and two properties in 2019.
General and Administrative Expenses.  G&A expenses increased by $591,000 or 14.6% to $4.6 million for the nine months ended September 30, 2019 compared to $4.0 million for the same period in 2018.  G&A expenses as a percentage of total revenue was 21.7% and 16.4% for nine months ended September 30, 2019 and 2018, respectively. The increase in G&A expense for the nine months ended September 30, 2019 compared to 2018 is due to an increase in stock compensation expense of $380,000 primarily for stock granted to to new employees and officers in 2018 that vest ratably over the vesting period, some shares of which vested in January 2019, and additional expenses incurred due to the relocation of the corporate office in March of 2019.
Depreciation and Amortization.  Depreciation and amortization expense totaled approximately $5.7 million for the nine months ended September 30, 2019, compared to approximately $6.9 million for the same period in 2018, representing a decrease of approximately $1.2 million or 16.9%. The decrease in depreciation and amortization during the nine months ended September 30, 2019 compared to the same period in 2018 is primarily due to the properties sold during the fourth quarter of 2018 and 2019. In addition, the decrease is also due to three properties that are classified as real estate held for sale as of March 31, 2019 and no depreciation and amortization was recognized in the second and third quarter of 2019 for those properties.
Asset Impairments.  We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the nine months ended September 30, 2019, management did not believe any impairment charge was required. During the nine months ended September 30, 2018, management estimated that the fair market value of the Waterman Plaza property was below the carrying value and an impairment charge of approximately $533,000 was recorded.
Interest Expense-Series B preferred stock.  The Series B Preferred Stock issued in August 2014 included a mandatory redemption provision and therefore was treated as a liability for financial reporting purposes. The interest paid and accrued and the amortization of the deferred offering costs are considered interest expense. Interest expense, including amortization of the deferred offering costs, totaled $2.2 million for the nine months ended September 30, 2019 compared to $3.3 million for the same period in 2018, a decrease of $1.1 million or 34.2%. The decrease is primarily due to the redemption of all the outstanding Series B Preferred shares on September 17, 2019. Interest paid totaled $1.9 million and $3.3 million or the nine months ended September 30, 2019 and 2018, respectively, and the amortization of the deferred offering costs associated with that transaction totaled $122,000 and $85,000, respectively, for the nine months ended September 30, 2019 and 2018 and were included in interest expense-Series B preferred stock in the accompanying financial statements. The Series B Preferred Stock was redeemed and is no longer outstanding at September 30, 2019 and as of September 30, 2018 there were 30,700 shares outstanding.
Interest Expense-mortgage notes.  Interest expense, including amortization of deferred finance charges was $5.5 million for the nine months ended September 30, 2019 when compared to $6.2 million for the same period in 2018, a decrease of $675,000 or 11.0%. The decrease in interest expense relates to the decreased number of commercial properties owned in 2019 compared to 2018 and the related debt. The weighted average interest rate on our outstanding debt was 4.7% and 4.6% as of September 30, 2019 and 2018, respectively.
Gain on Sale of Real Estate Assets, net.   For the nine months ended September 30, 2019, the Company recognized a net gain of approximately $6.2 million due to the sale of the following:
•Morena Office Center for a gain of approximately $700,000;
•Nightingale land for a loss of approximately $93,000;
• The Presidio office building for a gain of approximately $4.5 million; and
•35 model home sales for a net gain of approximately $1.0 million.
For the nine months ended September 30, 2018, the Company recognized a net gain of approximately $795,000 due to the sales of 24 Model Home Properties.
Income allocated to non-controlling interests.  Income allocated to non-controlling interests for the nine months ended September 30, 2019 totaled approximately $1.4 million when compared to the income allocated during the nine months ended September 30, 2018 of $852,000. The increase is related to the sale of 35 Model Home Properties during the nine months ended September 30, 2019 compared to 24 Model Home Properties during the nine months ended September 30, 2018.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings, and the possible sale of additional equity/debt securities. Our cash and restricted cash at September 30, 2019 was $11.1 million, which included our available liquidity of cash and cash equivalents of $7.4 million.
Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. We also are actively seeking investments that are likely to produce income and achieve long term gains in order to pay dividends to our stockholders. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. We currently do not have a revolving line of credit but have been working to obtain such a line of credit.
Our short-term liquidity needs include paying down the Polar Note, paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders. For the nine months ended September 30, 2019, the cash dividends paid to our common stockholders totaled $2.2 million and the net cash provided by operating activities totaled approximately $2.4 million. We believe that the cash flow from our existing portfolio, distributions from joint ventures in Model Home partnerships and property sales during 2019 will be sufficient to fund our near-term operating costs, capital expenditures and future dividends that may be paid to stockholders. If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, or we will reduce the rate of dividends to the stockholders.
As stated above, our short-term liquidity needs include satisfying the debt service requirements of our existing mortgages. If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, or we will reduce the rate of dividends to the stockholders. For the three months remaining in 2019 and the year ending December 31, 2020, we have $2.3 million and

$11.6 million of mortgage notes payable maturing, respectively, related to the Model Home Properties. Certain Model Home Properties will be sold and the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes will be refinanced. For the year ending December 31, 2020, we have $15.4 million of mortgage notes payable maturing related to the commercial properties. We plan to sell properties or refinance a significant portion of the mortgage notes payable, in the event the commercial property securing the respective mortgage note is not sold on or before maturity.
Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments. We believe that the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs. We are continually reviewing our existing portfolio to determine which properties have met our short- and long-term goals and reinvesting the proceeds in properties with better potential to increase performance.  We expect to obtain additional cash in connection with refinancing of maturing mortgages and assumption of existing debt collateralized by some or all of our real property in the future to meet our long-term liquidity needs.  If we are unable to arrange a line of credit, borrow on properties, privately place securities or sell securities to the public we may not be able to acquire additional properties to meet our long-term objectives.
Cash Equivalents and Restricted Cash
At September 30, 2019 and December 31, 2018, we had approximately $7.4 million and $5.8 million in cash equivalents, respectively, and $3.7 million and $4.0 million of restricted cash, respectively.  Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts and cash held in bank accounts at third party institutions.  During 2019 and 2018, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $2.0 million of our cash balance is intended for capital expenditures on existing properties (net of deposits held in reserve accounts by our lenders). We intend to use the remainder of our existing cash and cash equivalents for pay off of principal debt, general corporate purposes or dividends to our stockholders.
Secured Debt
As of September 30, 2019, the Company had one variable-rate mortgage note payable with a principal amount of $5.0 million and fixed-rate mortgage notes payable in the aggregate principal amount of $106.3 million, collateralized by a total of 17 commercial properties with loan terms at issuance ranging from 5 to 21 years.  The weighted-average interest rate on these mortgage notes payable as of September 30, 2019 was approximately 4.7%, and our debt to estimated market value of these properties was approximately 58.4%.
As of September 30, 2019, the Company had 127 fixed-rate mortgage notes payable in the aggregate principal amount of $29.8 million, collateralized by a total of 127 Model Homes. These loans generally have a term at issuance of three to five years.  As of September 30, 2019, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $235,000 and 4.9%, respectively. Our debt to estimated value on these properties is approximately 61.8%. The Company has guaranteed these mortgages.
We have been able to refinance maturing mortgages before scheduled maturity dates and we have not experienced any notable difficulties financing our acquisitions.
Cash Flows for the nine months ended September 30, 2019 and September 30, 2018.
Operating Activities: Net cash provided by operating activities for the nine months ended September 30, 2019 increased by approximately $122,000 to approximately $2.4 million from $2.3 million for the nine months ended September 30, 2018. The increase in net cash provided by operating activities is due to higher non-cash items and changes in operating assets and liabilities.
Investing Activities: Net cash provided by investing activities during the nine months ended September 30, 2019 was approximately $17.3 million compared to approximately $9.5 million of cash used in investing activities during the same period in 2018. During the nine months ended September 30, 2019, the Company received gross proceeds from the sale of two office buildings for approximately $17.9 million, sale of land for $875,000 and sales of 35 Model Homes for approximately $12.4 million, which was offset by the purchase of 18 Model Homes for approximately $6.1 million and capital expenditures of approximately $5.2 million primarily related to tenant improvements for the new Chuze Fitness tenant at World Plaza. During the nine months ended September 30, 2018, the Company received gross proceeds from sales of 24 Model Homes for approximately $9.0 million, which was offset by the purchase of 39 Model Homes for approximately $15.2 million.
We currently project that we could spend up to $1.0 million (net of deposits held in reserve accounts by lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio on an annual basis. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures in the future due to rising construction costs. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.
Financing Activities: Net cash used in financing activities during the nine months ended September 30, 2019 was $18.3 million compared to $10.8 million provided by financing activities for the same period in 2018 and was primarily due to the following activities for the nine months ended September 30, 2019:
•Redemption of 16,900 shares of Series B Preferred Stock for $16.9 million;
•Dividend payments of $2.2 million;
•Net increase in repayment of mortgage notes payable of $20.7 million; offset by
•Net proceeds from the Polar Note for $11.6 million
Off-Balance Sheet Arrangements
As of September 30, 2019, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.
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
The following table presents our FFO and MFFO for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$2,536,864	$(1,882,925)	$(451,127)	$(6,098,877)
Adjustments:
Income attributable to noncontrolling interests	416,725	284,138	1,366,104	852,030
Depreciation and amortization	1,755,253	2,268,896	5,714,446	6,873,828
Impairment of real estate assets	—	532,951	—	532,951
Gain on sale of real estate assets	(4,853,186)	(366,032)	(6,243,819)	(795,521)
FFO	$(144,344)	$837,028	$385,604	$1,364,411
Straight-line rent adjustment	(17,323)	(136,508)	(26,590)	(249,065)
Amortization of above and below market leases, net	(33,564)	(43,607)	(97,981)	(85,720)
Restricted stock compensation	192,747	153,090	809,127	306,180
Amortization of financing costs	192,467	136,918	592,598	272,989
Real estate acquisition costs	16,153	3,488	17,529	24,907
MFFO	$206,136	$950,409	$1,680,287	$1,633,702
Deferred offering costs	—	—	—	1,507,599
Adjusted MFFO	$206,136	$950,409	$1,680,287	$3,141,301
No conclusion or comparisons should be made from the presentation of these figures.
Same-Store Property Operating Results for the three and nine months ended September 30, 2019 and 2018.
The table below presents the operating results for the Company’s commercial properties owned as of January 1, 2018 for each of the three and nine months ended September 30, 2019 and 2018, thereby excluding the impact on our results of operations from the real estate properties acquired subsequently.  The table below excludes model home operations as the rental rates do not fluctuate during the term of the lease and there are no operating expenses. The Company believes that this type of non-GAAP financial measure, when considered with our financial statements prepared in accordance with GAAP, allows investors to better understand the Company’s operating results. Properties are included in this analysis if they were owned and operated for the entirety of both periods being compared. Further, same-property operating results is a measure for which there is no standard definition and, as such, it is not consistently defined or reported on among the Company’s peers, and thus may not provide an adequate basis for comparison between REITs.
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

	For the Three Months Ended September 30		Variance		For the Nine Months Ended September 30,		Variance
	2019	2018	$	%	2019	2018	$	%
Rental revenues	$5,807,558	$5,815,141	$(7,583)	(0.1)%	$17,223,778	$17,549,468	$(325,690)	(1.9)%
Rental operating costs	2,526,550	2,365,419	161,131	6.8%	7,400,751	6,989,007	411,744	5.9%
Net operating income	$3,281,008	$3,449,722	$(168,714)	(4.9)%	$9,823,027	$10,560,461	$(737,434)	(7.0)%
Operating Ratios:
Number of same properties	17	17			17	17
Occupancy, end of period	83.1%	82.5%		2.1%	83.1%	82.5%		2.1%
Operating costs as a percentage of total revenues	43.5%	40.7%		2.8%	43.0%	39.8%		3.2%
Overview
Same-store property NOI decreased 7.0% for the nine months ended September 30, 2019 compared to the corresponding period in 2018 primarily due to lower rental revenue and higher rental operating cost. Rental revenues for the nine months ended September 30, 2019 decreased by 1.9% compared to the same period in 2018 due to the loss of a major tenant at Genesis Plaza and lower rental rates at Waterman Plaza. Rental operating cost increased by 5.9% for the nine months ended September 30, 2019 compared to the same period in 2018 due to an increase in snow removal expense in 2019 for inclement weather and an overall increase in operating expense.
Leasing
Our same-store NOI decline for the nine months ended September 30, 2019 compared to the corresponding period in 2018 was primarily driven by an increase in rental operating expense. Over the long-term, we believe that the infill nature and strong demographics of our properties provide us with a strategic advantage, allowing us to maintain relatively high occupancy and increase rental rates. We have continued to see signs of improvement for many of our tenants as well as increased interest from prospective tenants for our spaces. While there can be no assurance that these positive signs will continue, we remain cautiously optimistic regarding the trends we have seen over the past few years. We believe the locations of our properties and diverse tenant base mitigate the potentially negative impact of a poor economic environment. However, any reduction in our tenants' abilities to pay base rent, percentage rent or other charges, may adversely affect our financial condition and results of operations.

During the three months ended September 30, 2019, we signed 14 comparable leases (7 new lease and 7 renewals) for a total of 30,631 square feet of comparable space, at an average rental rate increase of 16.0% on a cash basis and an average rental increase of 15.9% on a straight-line basis. New leases for comparable office spaces were signed for 17,595 square feet at an average rental rate increase of 29.0% on a cash basis and increase of 36.4% on a straight-line basis. Renewals for comparable office spaces were signed for 13,036 square feet at an average rental rate decrease of 3.0% on a cash basis and increase of 1.1% on a straight-line basis.
During the nine months ended September 30, 2019, we signed 32 comparable leases (9 new leases and 23 renewals) for a total of 97,621 square feet of comparable space, at an average rental rate increase of 6.0% on a cash basis and an average rental increase of 20.3% on a straight-line basis. New leases for comparable office spaces were signed for 20,661 square feet at an average rental rate increase of 25.0% on a cash basis and increase of 31.2% on a straight-line basis. Renewals for comparable office spaces were signed for 76,960 square feet at an average rental rate increase of 1.0% on a cash basis and increase of 17.9% on a straight-line basis.
Impact of Downtime and Rental Rate Changes
The downtime between lease expiration and new lease commencement, typically ranging from 6-24 months, can negatively impact total NOI and same-store property NOI.   In addition, commercial property leases, both new and lease renewals typically contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced. If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs can also negatively impact total NOI and same-store property NOI comparisons. Most of our leases are shorter than seven years and therefore the rental rate roll downs should not have a significant effect on future years. Our geographically diverse portfolio model results in rent renewal rates that can fluctuate widely on a market by market basis; however, given the volume of leasing activity over the last several years, we estimate that our portfolio, taken as a whole, is currently at market.  Total NOI and same-store property NOI comparisons for any given period may still fluctuate as a result of rent roll ups and roll downs, however, depending on the leasing activity in individual geographic markets during the respective period.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors
Not Required
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
1.The Company does not have a formal policy with respect to a stock repurchase program and typically restricts repurchases to hardship cases only.
2.See note 12 to the condensed consolidated financial statements for a description of related party transactions.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information.
None.
Item 6. EXHIBITS.

Exhibit Number	Description
31.1
Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

31.2
Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

31.3
Certification of the Company's Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

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

Date: November 8, 2019	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

	By:	/s/ Adam Sragovicz
	Name:	Adam Sragovicz
	Title:	Chief Financial Officer

	By:	/s/ Quyen T. Dao-Haddock
	Name:	Quyen T. Dao-Haddock
	Title:	Principal Accounting Officer