Form 10-K
period 2019-12-31
Presidio Property Trust, Inc.
filed 2020-03-13
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-K
(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐    Yes  ☒    No
At March 12, 2020, registrant had issued and outstanding 17,763,683 shares of its common stock $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Part III, Items 10, 11, 12, 13 and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Presidio Property Trust’s Annual Meeting currently scheduled to be held on May 20, 2020 to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

PRESIDIO PROPERTY TRUST, INC.
FORM 10-K – ANNUAL REPORT
For the year ended December 31, 2019

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS
AND INDUSTRY DATA
This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this Form 10-K. Important factors that may cause actual results to differ from projections include, but are not limited to:
•specific risks that may be referred to in this Form 10-K, including those set forth in the “Risk Factors” section of the Form 10-K;
•inherent risks associated with real estate investments and with the real estate industry;
•significant competition may decrease or prevent increases in our properties' occupancy and rental rates and may reduce the value of our properties;
•a decrease in demand for commercial space and/or an increase in operating costs;
•failure by any major tenant (or a substantial number of tenants) to make rental payments to us because of a deterioration of its financial condition, an early termination of its lease, a non-renewal of its lease, or a renewal of its lease on terms less favorable to us;
•challenging economic conditions facing us and our tenants may have a material adverse effect on our financial condition and results of operations;
•our failure to generate sufficient cash to service or retire our debt obligations in a timely manner;
•our inability to borrow or raise sufficient capital to maintain or expand our real estate investment portfolio;
•adverse changes in the real estate financing markets, including potential increases in interest rates and/or borrowing costs;
•potential losses, including from adverse weather conditions, natural disasters and title claims, may not be covered by insurance;
•inability to complete acquisitions or dispositions and, even if these transactions are completed, failure to successfully operate acquired properties or sell properties without incurring significant defeasance costs;
•our reliance on third-party property managers to manage a substantial number of our properties and brokers and/or agents to lease our properties;
•decrease in supply and/or demand for single family homes, inability to acquire additional model homes, and increased competition to buy such properties;
•failure to continue to qualify as a REIT;
•adverse results of any legal proceedings; and
•changes in laws, rules and regulations affecting our business.
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

ITEM 1.
OVERVIEW AND CORPORATE STRUCTURE
Presidio Property Trust, Inc. (“we”, “our”, “us” or the “Company”) is an internally-managed real estate investment trust (“REIT”). We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” As of December 31, 2019, we had approximately 17.8 million shares of Series A Common Stock outstanding with approximately 2,979 stockholders, none of which owned more than 5.0% of the outstanding shares. We are a non-traded, publicly owned company registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Through the Company, its subsidiaries and its partnerships, we own 15 commercial properties in fee interest and have partial interests in two commercial properties through our interests in various affiliates in which we serve as general partner, member and/or manager. We purchased the partnership interest in one limited partnership that owned one property during 2016. Each of the limited partnerships is referred to as a “DownREIT.” In each DownREIT, we have the right, through put and call options, to require our co-investors to exchange their interests for shares of our common stock at a stated price after a defined period (generally five years from the date they first invested in the entity’s real property), the occurrence of a specified event or a combination thereof. The Company is a limited partner in four partnerships and sole shareholder in one corporation, which entities purchase and leaseback model homes from homebuilders.
MARKET AND BUSINESS STRATEGY
The Company invests in a diverse multi-tenant portfolio of real estate assets. Beginning in 2015, we began to focus our commercial portfolio primarily on office and industrial properties (“Office/Industrial Properties”) and model homes (“Model Home Properties”), and have been managing the portfolio to transition out of retail properties. Our commercial properties are currently located in Southern California, Colorado and North Dakota. Our commercial property tenant base is highly diversified and consists of approximately 217 individual commercial tenants with an average remaining lease term of approximately 2.7 years as of December 31, 2019. As of December 31, 2019, one commercial tenant represented more than 5.0% of our annualized base rent, while our ten largest tenants represented approximately 19.6% of our annualized base rent. In addition, our commercial property tenant base has limited exposure to any single industry.
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
RECENT DEVELOPMENTS
Significant Transactions in 2019 and 2018
Acquisitions
•We acquired 33 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2019. The purchase price for the properties was $13.0 million. The purchase price consisted of cash payments of $3.9 million and mortgage notes of $9.1 million.
•We acquired 45 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2018. The purchase price for the properties was $17.3 million. The purchase price consisted of cash payments of $5.2 million and mortgage notes of $12.1 million.
Dispositions
We review our portfolio of investment properties for value appreciation potential on an ongoing basis, and dispose of any properties that no longer satisfy our requirements in this regard, taking into account tax and other considerations. The proceeds from any such property sale, after repayment of any associated mortgage or repayment of secured or unsecured indebtedness, are available for investing in properties that we believe will have a greater likelihood of future price appreciation. We disposed of the following properties during the years ended December 31, 2019 and 2018:
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
•During the year ended December 31, 2019, we disposed of 41 model homes for approximately $14.6 million and recognized a gain of approximately $1.2 million.
•In December 2018, we sold the following:
•Port of San Diego Complex for approximately $24.8 million and recognized a gain of approximately $10.0 million.
•Yucca Valley Retail Center for approximately $7.8 million and recognized a gain of approximately $1.4 million.
•Pacific Oaks Plaza for approximately $3.9 million and recognized a loss of approximately $232,000.
•During the year ended December 31, 2018, we disposed of 33 model homes for approximately $12.6 million and recognized a gain of approximately $988,000.

Model Home Properties
Our Model Home properties are located in 7 states throughout the United States. As of December 31, 2019, we owned 136 model homes with a net book value of approximately $48.5 million.
NetREIT Dubose Model Home REIT, Inc. (“NetREIT Dubose”) is engaged in the business of acquiring model homes from third party homebuilders in sale-leaseback transactions whereby a homebuilder sells the Model Home to NetREIT Dubose and leases back the Model Home under a triple net lease (“NNN”) for use in marketing its residential development. Our Model Home business was started in March 2010 through the acquisition of certain assets and rights from Dubose Model Homes USA. Subsequent to its formation, NetREIT Dubose raised $10.6 million pursuant to a private placement of its common stock (the private placement terminated on December 31, 2013). As of December 31, 2019, the Company has a net investment of $2.6 million in NetREIT Dubose through the purchase of common stock. We owned approximately 27.3% of NetREIT Dubose as of December 31, 2019.
We operate five limited partnerships in connection with NetREIT Dubose: Dubose Model Home Investors #202, LP (“DMHI #202”), Dubose Model Home Investors #203, LP (“DMHI #203”), Dubose Model Home Investors #204, LP (“DMHI #204”), Dubose Model Home Investors #205, LP (“DMHI #205”) and NetREIT Dubose Model Home REIT, LP. The limited partnerships typically raise private equity to invest in Model Home Properties and lease them back to the homebuilders. As of December 31, 2019 the Company owned:
•10.3% of DMHI #202.  The partnership raised $2.9 million, including our investment.  This partnership was formed to raise up to $5.0 million through the sale of units.
•2.3% of DMHI #203.  The partnership raised $4.4 million, including our investment.  This partnership was formed to raise up to $5.0 million through the sale of units.
•3.6% of DMHI #204.  The partnership raised $2.8 million, including our investment.  This partnership was formed to raise up to $5.0 million through the sale of units.

•4.0% of DMHI #205. The partnership raised $2.5 million, including our investment. This partnership was formed to raise up to $5.0 million through the sale of units.
•100% of NetREIT Model Homes, Inc.
NetREIT Dubose owns 100 % of NetREIT Dubose Model Home REIT LP.
We provide management services to our limited partnerships through NetREIT Advisors, LLC (“NetREIT Advisors”) and Dubose Advisors LLC (“Dubose Advisors”). These entities are 100% owned subsidiaries and are referred to collectively as the (“Advisors”). For their services, each of the Advisors receives ongoing management fees, acquisition fees and has the right to receive certain other fees when a partnership sells or otherwise disposes of a Model Home. NetREIT Advisors manages NetREIT Dubose and NetREIT Model Homes, LLC and Dubose Advisors manages DMHI #202, DMHI #203, DMHI #204 and DMHI #205.
Use of Leverage
On September 17, 2019 the Company executed a Promissory Note pursuant to which Polar Multi-Strategy Master Fund ("Polar"), executed a loan in the principal amount of $14.0 million to the Company ("Polar Note"). The Polar Note bears interest at a fixed rate of 8% per annum and requires monthly interest-only payments. The final payment due at maturity, October 1, 2020 (or March 31, 2021, if extended pursuant to the Polar Note), includes payment of the outstanding principal and accrued and unpaid interest. The Company used the proceeds of the Polar Note to redeem all of the outstanding shares of the Series B Preferred Stock. As of December 31, 2019, the Polar Note payable was $12.2 million, net of unrecognized original issue discount ("OID") of $1.0 million and unamortized deferred financing cost of $748,000.
We use mortgage loans secured by our individual properties in order to maximize the return for our stockholders. Typically these loans are for terms ranging from five to ten years. Currently, the majority of our mortgage loans are structured as non-recourse to us with limited exceptions that would cause a recourse event only upon occurrence of certain fraud, misconduct, environmental, or bankruptcy events. Non-recourse financing limits our exposure to the amount of equity invested in each property pledged as collateral thereby protecting the equity in our other assets. We can provide no assurance that the non-recourse financing will be available to us in the future on terms that are acceptable to us, or at all and there may be circumstances where lenders have recourse to our other assets. To a lesser extent, we use recourse financing. At December 31, 2019, $42.7 million of our total debt of $143.5 million was recourse to the Company of which $32.6 million relates to the model homes properties.
We have used both fixed and variable interest rate debt to finance our properties. Wherever possible, we prefer to obtain fixed rate mortgage financing as it provides better cost predictability. As of December 31, 2019, we have one mortgage loan which includes variable interest rate provisions.
In 2020, we have $12.3 million of principal payments on mortgage notes payable related to the model home properties.  A significant portion of the principal payments relate to mortgage notes payable that mature in 2020. We plan to refinance a significant portion of the mortgage notes payable or sell the model home properties to repay the mortgage notes payable. We have $15.3 million of mortgage notes payable maturing in 2020 related to three commercial properties. We plan to sell properties, extend the maturity date of the mortgage notes payable or refinance a significant portion of the mortgage notes payable.
Our short term liquidity needs include satisfying the debt service requirements of our existing mortgages. If our cash flow from operating activities is not sufficient to fund our short term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, or we will reduce the rate of distribution to the stockholders.
PROPERTY MANAGEMENT
The Company, through its wholly owned subsidiary, NTR Property Management, Inc., is the primary property manager for all of its properties.  The Company subcontracts with third party property management companies in Southern California, Colorado and North Dakota to render on-site management services.
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
MANAGEMENT OF THE COMPANY
Our Management

We refer to our executive officers and any directors who are affiliated with them as our “Management”.  Our Management is currently comprised of:
•Jack K. Heilbron, Chairman of the Board, Chief Executive Officer and President of the Company, President and Director of NetREIT Dubose, and President of NetREIT Advisors;
•Adam Sragovicz, Chief Financial Officer of the Company and Dubose Advisors;
•Larry G. Dubose, Director of the Company, CFO and Director of NetREIT Dubose, and CEO of Dubose Advisors and NetREIT Advisors; and
•Gary M. Katz, Senior Vice President, Asset Management of the Company.
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
Our Board of Directors
Our Management is subject to the direction and supervision of our board of directors (our “Board”).  Among other things, our Board must approve each real property acquisition our Management proposes. There are nine directors comprising our Board, six of whom are independent directors (“Independent Directors”). Three of our directors, Mr. Heilbron, Mr. Elsberry and Mr. Dubose are not independent directors.
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
OFFICE AND EMPLOYEES
Our office is approximately 9,224 square feet and is located in San Diego, California.
As of December 31, 2019, we had a total of 22 full-time and one part-time employees.
AVAILABLE INFORMATION
Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and other filings with the SEC, including amendments to such filings are available at www.sec.gov or on our website at www.presidiopt.com  as soon as reasonably practicable after such materials are electronically filed with the SEC. They are also available for printing by any stockholder upon request.
Our office is located at 4995 Murphy Canyon Road, Suite 300, San Diego, CA 92123. Our telephone number is 866-781-7721. Our e-mail address is info@presidiopt.com or you may visit our website at www.presidiopt.com.

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
As a real estate company, we are subject to various changes in real estate conditions, and any negative trends in such real estate conditions may adversely affect our results of operations through decreased revenues or increased costs. These conditions include:
•changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits, unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;
•fluctuations in interest rates, which could adversely affect our ability to obtain financing on favorable terms or at all, and negatively impact the value of properties and the ability of prospective buyers to obtain financing for properties we intend to sell;
•the inability of tenants to pay rent;
•the existence and quality of the competition, such as the attractiveness of our properties as compared to our competitors’ properties based on considerations such as convenience of location, rental rates, amenities and safety record;
•competition from other real estate investors with significant capital, including other real estate operating companies, publicly traded REITs and institutional investment funds;
•increased operating costs, including increased real property taxes, maintenance, insurance and utilities costs;
•weather conditions that may increase or decrease energy costs and other weather-related expenses;
•oversupply of commercial space or a reduction in demand for real estate in the markets in which our properties are located;
•changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes (including reductions in the deductibility of mortgage interest and real estate taxes); and
•civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes, wind and hail damage and floods, which may result in uninsured and underinsured losses.
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
Disruptions in the financial markets could adversely affect the value of our real estate investments. Such conditions could impact commercial real estate fundamentals and result in lower occupancy, lower rental rates, and declining values in our real estate portfolio and in the collateral securing our loan investments. As a result, the value of our property investments could decrease below the amounts paid for such investments, the value of collateral securing our loans could decrease below the outstanding principal amounts of such loans, and revenues from our properties could decrease due to fewer and/or delinquent tenants or lower rental rates. These factors would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

Pandemics or other health crises may adversely affect our business and/or operations, our tenants’ financial condition and the profitability of our retail and model home properties.

Our business and/or operations and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of novel coronavirus (COVID-19).

The profitability of our retail and model home properties depends, in part, on the willingness of customers to visit our tenants’ businesses. The risk, or public perception of the risk, of a pandemic or media coverage of infectious diseases could cause employees or customers to avoid our properties, which could adversely affect foot traffic to our tenants’ businesses and our tenants’ ability to adequately staff their businesses. Such events could adversely impact tenants’ and homebuilders' sales and/or cause the temporary closure or slowdown of our tenants’ businesses, which could severely disrupt their operations and have a material adverse effect on our business, financial condition and results of operations. Similarly, the potential effects of quarantined employees of office tenants may adversely impact their businesses and affect their ability to pay rent on a timely basis.
A decrease in real estate values could negatively affect our ability to refinance our properties and our existing mortgage obligations.
A decrease in real estate values would decrease the principal amount of secured loans we can obtain on a specific property and our ability to refinance our existing mortgage loans. In some circumstances, a decrease in the value of an existing property which secures a mortgage loan may require us to prepay or post additional security for that mortgage loan. This would occur where the lender’s initial appraised value of the property decreases below the value required to maintain a loan-to-value ratio specified in the mortgage loan agreement. Thus, any sustained period of depressed real estate prices would likely adversely affect our ability to finance our real estate investments.
We may be adversely affected by unfavorable economic changes in the geographic areas where our properties are located.
Adverse economic conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our real estate portfolio. The deterioration of any of these local conditions could hinder our ability to profitably operate a property and adversely affect the price and terms of a sale or other disposition of the property.
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
Generally, we seek to sell, exchange or otherwise dispose of our properties when we determine such action to be in our best interests. Many factors beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates, supply and demand, and tax considerations. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Therefore, our inability to sell properties at the time and on the terms we want could reduce our cash flow, affect our ability to service or reduce our debt obligations, and limit our ability to make distributions to our stockholders.
Lease default or termination by one of our major tenants could adversely impact our operations and our ability to pay dividends.
The success of our real estate investments depend on the financial stability of our tenants. A default or termination by a significant tenant (or a number of tenants) on its lease payments could cause us to lose the revenue associated with such lease and seek an alternative source of revenue to meet mortgage payments and prevent a foreclosure, if the property is subject to a mortgage. In the event of a significant tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Additionally, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to our stockholders.
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
In order to re-lease or sell a property, substantial renovations or remodeling could be required. For instance, we expect that some of our properties will be designed for use by a particular tenant or business. Upon default or termination of the lease by such a tenant, the property might not be marketable without substantial capital improvements. The cost of construction in connection with any renovations and the time it takes to complete such renovations may be affected by factors beyond our control, including material and labor shortages, general contractor and/or subcontractor defaults and delays, permitting issues, weather conditions, and changes in federal, state and local laws. If we experience cost overruns resulting from delays or other causes in any construction project, we may have to seek additional debt financing. Further, delays in construction will cause a delay in our receipt of revenues from that property and could adversely affect our ability to meet our debt service obligations.
Uninsured and/or underinsured losses may adversely affect returns to our stockholders.
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
In order to sell a property, we may lend the buyer all or a portion of the purchase price. When we provide financing to a purchaser, we bear the risk that the purchaser may default or that we may not receive full payment for the property sold. Even in the absence of a purchaser default, the distribution of the proceeds of the sale to our stockholders, or the reinvestment of the proceeds in other assets, will be delayed until the promissory note or collateral we may accept upon a sale are actually paid, sold, refinanced or otherwise disposed.
We may acquire properties in joint ventures, partnerships or through limited liability companies, which could limit our ability to control or liquidate such holdings.
We may hold properties indirectly with others as co-owners (a co-tenancy interest) or indirectly through an intermediary entity such as a joint venture, partnership or limited liability company. Also, we may on occasion purchase an interest in a long-term leasehold estate or we may enter into a sale-leaseback financing transaction (see risk factor titled “In a sale-leaseback transaction, we are at risk that our seller/lessee will default, which could impair our operations and limit our ability to pay dividends.”). Such ownership structures allow us to hold a more valuable property with a smaller investment, but may reduce our ability to control such properties. In addition, if our co-owner in such arrangements experiences financial difficulties or is otherwise unable or unwilling to fulfill its obligations, we may be forced to find a new co-owner on less favorable terms or lose our interest in such property if no co-owner can be found.
As a general partner or member in DownREIT entities, we could be responsible for all liabilities of such entities.
We own three of our properties indirectly through limited liability companies and limited partnerships under a DownREIT structure. In a DownREIT structure, as well as some joint ventures or other investments we may make, we may utilize a limited liability company or a limited partnership as the holder of our real estate investment. We currently own a portion of these interests as a member, general partner and/or limited partner and in the future may acquire all or a greater interest in such entity. As a sole member or general partner, we are or would be potentially liable for all of the liabilities of the entities, even if we do not have rights of management or control over its operation. Therefore, our liability could far exceed the amount or value of investment we initially made, or then had, in such entities.
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
In our model homes business we frequently lease model home properties back to the seller or homebuilder for a certain period of time.
Our ability to meet any mortgage payments is subject to the seller/lessee's ability to pay its rent and other lease obligations, such as triple net expenses, on a timely basis. A default by the seller/lessee or other premature termination of its leaseback agreement with us and our subsequent inability to release the property could cause us to suffer losses and adversely affect our financial condition and ability to pay dividends.
Our model home business is substantially dependent on the supply and/or demand for single family homes.
Any significant decrease in the supply and/or demand for single family homes could have an adverse effect on our business. Reductions in the number of model home properties built by homebuilders due to fewer planned unit developments, rising construction costs or other factors affecting supply could reduce the number of acquisition opportunities available to us. The level of demand for single family homes may be impacted by a variety of factors including changes in population density, the health of local, regional and national economies, mortgage rates, and the demand and use of model homes in newly developed communities by homebuilders and developers.
We may be unable to acquire and/or manage additional model homes at competitive prices or at all.
Model homes generally have a short life before becoming residential homes and there are a limited number of model homes at any given time. In addition, as each model home is unique, we need to expend resources to complete our due diligence and underwriting process on many individual model homes, thereby increasing our acquisition costs and possibly reducing the amount that we are able to pay for a particular property. Accordingly, our plan to grow our model home business by acquiring additional model homes to lease back to home builders may not succeed.
There are a limited number of model homes and competition to buy these properties may be significant.
We plan to acquire model homes to lease back to home builders when we identify attractive opportunities and have financing available to complete such acquisitions. We may face competition for acquisition opportunities from other investors. We may be unable to acquire a desired property because of competition from other well capitalized real estate investors, including private investment funds and others. Competition from other real estate investors may also significantly increase the purchase price we must pay to acquire properties. In addition, our initial public offering may generate additional competition from other REITs, real estate companies and other investors with more resources than we have that did not previously focus on model homes as an investment opportunity.
A significant percentage of our properties are concentrated in a small number of states, which exposes our business to the effects of certain regional events and occurrences.
Our commercial properties are currently located in Southern California, Colorado and North Dakota, and although our model home portfolio consists of properties currently located in 7 states, a significant concentration of our Model Home Properties are located in two states. Specifically, as of December 31, 2019, approximately 90% of our model homes were located in Texas and Florida with approximately 73% located in Texas. This concentration of properties in a limited number of markets may expose us to risks of adverse economic developments that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns and potentially higher local property, sales and income taxes in the geographic markets in which we are concentrated. In addition, our properties are subject to the effects of adverse acts of nature, such as winter storms, hurricanes, hail storms, strong winds, earthquakes and tornadoes, which may cause damage, such as flooding, to our properties. Additionally, we cannot assure you that the amount of hurricane, windstorm, earthquake, flood or other casualty insurance we maintain would entirely cover damages caused by any such event, or in the case of our model homes portfolio, that the insurance maintained by our tenants would entirely cover damages caused by any such event.

As a result of our geographic concentration of properties, we will face a greater risk of a negative impact on our revenues in the event these areas are more severely impacted by adverse economic and competitive conditions and extreme weather than other areas in the United States.
We may be required under applicable accounting principles and standards to make impairment charges against one or more of our properties.
Under current accounting standards, requirements, and principles, we are required to periodically evaluate our real estate investments for impairment based on a number of indicators. Impairment indicators include real estate markets, leasing rates, occupancy levels, mortgage loan status, and other factors which directly or indirectly affect the value of a particular property. For example, a tenant’s default under a lease, the upcoming termination of a long-term lease, the pending maturity of a mortgage loan secured by a property, and the unavailability of replacement financing are all impairment indicators. The presence of any of these indicators may require us to make a material impairment charge against the property so affected. If we determine an impairment has occurred, we are required to make an adjustment to the net carrying value of the property which could have a material adverse effect on our results of operations and financial condition for the period in which the impairment charge is recorded.
Discovery of toxic mold on our properties may adversely affect our results of operation.
Litigation and concern about indoor exposure to certain types of toxic molds have been increasing as the public becomes aware that exposure to mold can cause a variety of health effects and symptoms, including allergic reactions. Toxic molds can be found almost anywhere; when excessive moisture accumulates in buildings or on building materials, mold growth will often occur, particularly if the moisture problem remains undiscovered or unaddressed. We attempt to acquire properties where there is no toxic mold or where there has not been any proceeding or litigation with respect to the presence of toxic mold. However, we cannot provide assurances that toxic mold will not exist on any of our properties at acquisition or will not subsequently develop. The presence of toxic mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, the presence of toxic mold could expose us to liability from our tenants, employees of our tenants, and others if property damage or health concerns arise.
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
We currently are dependent on internal cash from our operations, financing and proceeds from property sales to fund future property acquisitions, meet our operational costs and pay distributions to our stockholders.
To the extent the cash we receive from our real estate investments, and debt financing of encumbered properties is not sufficient to pay our costs of operations, our acquisition of additional properties, or our payment of dividends to our stockholders, we would be required to seek capital through additional measures. In addition, our debt requires that we generate significant cash flow to satisfy the payment and other obligations under the terms of our debt. We may incur additional debt or issue additional preferred and common stock for various purposes, including, without limitation, to fund future acquisitions and operational needs. Other measures of seeking capital could include decreasing our operational costs through reductions in personnel or facilities, reducing or suspending our acquisition of real estate, and reducing or suspending dividends to our stockholders.
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
Our ability to achieve our investment objectives and to pay cash dividends is dependent upon our acquisition of suitable property investments and obtaining satisfactory financing arrangements. We cannot be sure that our management will be successful in finding suitable properties on financially attractive terms. If our management is unable to find such investments, we will hold the proceeds available for investment in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. Holding such short-term investments will prevent us from making the long-term investments necessary to generate operating income to pay dividends. As a result, we will need to raise additional capital to continue to pay dividends until such time as suitable property investments become available (see risk factor titled “We may be forced to borrow funds on a short-term basis, to sell assets or to issue securities to meet the REIT minimum distribution or other requirements or for working capital purposes.”). In the event that we are unable to do so, our ability to pay dividends to our stockholders will be adversely affected.
We depend on key personnel, and the loss of such persons could impair our ability to achieve our business objectives.
Our success substantially depends upon the continued contributions of certain key personnel in evaluating and securing our investments, selecting tenants and determining financing arrangements. Our key personnel include Jack K. Heilbron and Larry G. Dubose, each of whom would be difficult to replace. If either of these individuals or any of the other members of our management team were to cease their association with us, the implementation of our investment strategies could be delayed or hindered, and our operating results could suffer.
We also believe that our future success depends, in large part, upon our ability to hire and retain skilled and experienced managerial and operational personnel. Competition for skilled and experienced professionals is intense, and we cannot assure our stockholders that we will be successful in attracting and retaining such persons.
We rely on third-party property managers to manage our properties and brokers or agents to lease our properties.
We rely on various third-party property managers to manage most of our properties and local brokers or agents to lease vacant space. These third-party property managers have significant decision-making authority with respect to the management of our properties. Although we are significantly engaged with our third-party property managers, our ability to direct and control how our properties are managed on a day-to-day basis may be limited. Major issues encountered by our property managers, broker or leasing agents could adversely impact the operation and profitability of our properties and, consequently, our financial condition, results of operations, cash flows, cash available for distributions and our ability to service our debt obligations.
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
We have conducted multiple private placement offerings in reliance upon the private placement exemptions from registration under Section 4(a)(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), and various exemptions from registration under applicable state securities laws. Many requirements and conditions of these exemptions are subject to factual circumstances and subjective interpretation. There is no assurance that the Securities and Exchange Commission (“SEC”), any state securities law administrator, or a trier of fact in a court or arbitration proceeding would not determine that we failed to meet one or more of these requirements. In the event that we are found to have sold our securities without an applicable exemption from registration, we could be liable to the purchasers of our securities in that offering for rescission and possibly monetary damages. If a number of investors were successful in seeking one or more of these remedies, we could face severe financial demands that would adversely affect our business and financial condition.
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
Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of their shares of common stock, including:
•“business combination” provisions that, subject to certain exceptions and limitations, prohibit certain business combinations between a Maryland corporation and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding shares of stock) or an affiliate of any interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations, unless, among other conditions, our common stockholders receive a minimum price, as defined in the MGCL, for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares of stock; and
•“control share” provisions that provide that, subject to certain exceptions, holders of “control shares” (defined as voting shares that, when aggregated with all other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by our officers or by our employees who are also directors of our company.
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
Our charter eliminates the liability of our directors and officers to us and our stockholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law and our charter, our directors and officers will not have any liability to us or our stockholders for money damages other than liability resulting from:
•actual receipt of an improper benefit or profit in money, property or services; or
•active and deliberate dishonesty by the director or officer that was established by a final judgment and is material to the cause of action adjudicated.
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
In addition, an increasing portion of our business operations are conducted over the Internet, putting us at risk from cybersecurity attacks, including attempts to make unauthorized transfers of funds, gain unauthorized access to our confidential data, viruses, ransomware, and other electronic security breaches. Such cyber-attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats that could impact day-to-day operations. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful at preventing a cyber-attack. Cybersecurity incidents could compromise confidential information of our tenants, employees and vendors and cause system failures and disruptions of operations.
Risks Related to our Indebtedness
We have outstanding indebtedness, which requires that we generate significant cash flow to satisfy the payment and other obligations under the terms of our debt, and exposes us to the risk of default under the terms of our debt.
Our total gross mortgage indebtedness as of December 31, 2019 was approximately $143.5 million. We also had outstanding a Polar Note in the principal amount of $14.0 million. We may incur additional debt for various purposes, including, without limitation, to fund future acquisition and development activities and operational needs.
The terms of our outstanding mortgage indebtedness and Polar Note provide for significant principal and interest payments. Our ability to meet these and other ongoing payment obligations of our debt depends on our ability to generate significant cash flow in the future. Our ability to generate cash flow, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that capital will be available to us, in amounts sufficient to enable us to meet our payment obligations under our loan agreements and our outstanding Polar Note and to fund our other liquidity needs. If we are not able to generate sufficient cash flow to service these obligations, we may need to refinance or restructure our debt, sell encumbered assets subject to defeasance or yield maintenance costs (which we may be limited in doing in light of the relatively illiquid nature of our properties), reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet these payment obligations, which could materially and adversely affect our liquidity. Our outstanding indebtedness, and the limitations imposed on us by the agreements that govern our outstanding indebtedness, could have significant adverse consequences, including the following:
•make it more difficult for us to satisfy our obligations;
•limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements, or to carry out other aspects of our business plan;
•limit our ability to refinance our indebtedness at maturity or impose refinancing terms that may be less favorable than the terms of the original indebtedness;
•require us to dedicate a substantial portion of our cash flow from operations to payments on obligations under our outstanding indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures and other general corporate requirements, or adversely affect our ability to meet REIT distribution requirements imposed by the Code;
•cause us to violate restrictive covenants in the documents that govern our indebtedness, which would entitle our lenders to charge default rates of interest and/or accelerate our debt obligations;
•cause us to default on our obligations, causing lenders or mortgagees to foreclose on properties that secure our loans and receive an assignment of our rents and leases;
•force us to dispose of one or more of our properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;
•limit our ability to make material acquisitions or take advantage of business opportunities that may arise and limit our flexibility in planning for, or reacting to, changes in our business and industry, thereby limiting our ability to compete effectively or operate successfully; and
•cause us to not have sufficient cash flow to pay dividends to our stockholders or place restrictions on the payment of dividends to our stockholders.

If any one of these events was to occur, our business, results of operations and financial condition would be materially adversely affected.
Under the terms of our Polar Note, if there is an event of default, the lender may exercise various remedies, including a change of control via replacing a majority of the Board of Directors.
If we fail to comply with the payment obligations, financial covenants, or restrictive covenants of the agreements governing our debt, then we may trigger an event of default.  The terms of our Polar Note provide that, upon the occurrence of an event of default, the investor will have the right to take the unilateral action to, or cause the Company to, among other things:
•Replace property managers and leasing agents;
•Sell and dispose of any commercial property of the Company, except as otherwise required under applicable law;
•Implement all major decisions listed below and in the agreement executed in connection with the Polar Note, except as otherwise required under applicable law;
•Refinance, repay or prepay any mortgages of the Company;
•Cure any default under any mortgages of the Company; and
•Designate six individuals to serve as members of the Board of Directors of the Company.
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
The documents that govern our outstanding indebtedness contain negative covenants and other financial and operating covenants that place restrictions on the Company and subsidiaries.  The Agreement with Polar Multi-Strategy Master Fund that was entered as part of the Polar Note, grants to Polar, among other rights, certain board designation and observer rights, negative control rights, information rights and rights to indemnification for certain types of liabilities.  The Agreement provides that Polar will have the right to consent to certain material actions by the Company, its affiliates and its subsidiaries, including, among others, the decision to:
•Settle any proceeding for which monetary damages exceed $250,000;
•Approve the annual budget for any properties and the Company;
•Commence an insolvency proceeding or adopt a plan of liquidation or other reorganization with respect to the Company or any of its subsidiaries;
•Enter into a transaction for the purchase of any additional property or stock or assets of any corporation or other business organization;
•Enter into any transaction involving the sale or mortgage of any property that is not on arms'-length terms or provides for non-market terms or conditions;
•Enter into certain financing or refinancing transactions or material amendments to the Company's senior loans;
•Select or replace a property manager;
•Enter into or modify a major contract or material lease;
•Authorize for issuance any shares of stock or other equity interests of the Company other than common stock of the Company;
•Amend the charter or Bylaws of the Company;
•Enter into any merger, consolidation, recapitalization or other business combination to which the Company or any of its subsidiaries is a party, or effectuate a sale of all or substantially all of its assets;
•Take any action that would constitute a default under the Company's senior loans or related loan documents;

•Change the size of the Board of Directors of the Company; and
•Remove or replace any of the Company's officers or other senior management personnel.
In addition, covenants contained in the documents that govern our outstanding indebtedness require the Company and/or its subsidiaries to meet certain financial ratios and/or performance tests. Our failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our outstanding debt.
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
Loans obtained to fund property acquisitions will generally be secured by mortgages on our properties. The more we borrow, the higher our fixed debt payment obligations will be and the greater the risk that we will not be able to timely meet these payment obligations. At December 31, 2019, excluding our Model Home Properties, we had a total of approximately $110.8 million of secured financing on our properties and we intend to continue to borrow funds through secured financings to acquire additional properties. If we are unable to make our debt payments as required, due to a decrease in rental or other revenues or an increase in our other costs, a lender could charge us a default rate of interest and/or foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment, diminishing the value of our real estate portfolio.
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
Some of our mortgage loans impose restrictions that affect our distribution and operating policies, our ability to incur additional debt and our ability to resell interests in properties. A number of loan documents contain covenants requiring us to maintain cash reserves or letters of credit under certain circumstances and limiting our ability to further mortgage the property, discontinue certain insurance coverage, replace the property manager, or terminate certain operating or lease agreements related to the property. Such restrictions may limit our ability to achieve our investment objectives.
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
In addition, making a balloon payment may leave us with insufficient cash to pay the distributions that are required to maintain our qualification as a REIT. At December 31, 2019, excluding our model homes business, we have three loans that require a balloon payment in 2020. The model homes division pays off the balance of its mortgages using proceeds from the sale of the underlying homes. Any deficiency in the sale proceeds would have to be paid from existing cash, reducing the amount available for dividends.
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
Even if we continue to qualify as a REIT for federal income tax purposes, we may be subject to federal, state and local taxes on our income or property, including the following:
•To continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) to our stockholders. If we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income (determined without regard to the dividends paid deduction and including net capital gains), we will be subject to corporate income tax on the undistributed income.
•We will be subject to a 4% nondeductible excise tax on the amount, if any, by which the distributions that we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income, and 100% of our undistributed income from prior years.
•If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.
•If we sell a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain will be subject to the 100% “prohibited transaction” tax.
•We may be subject to state and local taxes on our income or property, either directly or indirectly because of the taxation of entities through which we indirectly own our assets.
•Our subsidiaries that are “taxable REIT subsidiaries” will generally be required to pay federal corporate income tax on their earnings.
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

Legislative or other actions affecting REITs could have a negative effect on our investors or us, including our ability to maintain our qualification as a REIT or the federal income tax consequences of such qualification.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT, the federal income tax consequences of such qualification or or the federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

U.S. tax legislation enacted in 2017 (the "2017 Tax Legislation") has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the 2017 Tax Legislation that could affect us and our stockholders include:

•temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

•permanently eliminating the progressive corporate tax rate structure, with a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;

•permitting a deduction for certain pass-through business income, including dividends received by our stockholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

•reducing the highest rate of withholding with respect to our distributions to non U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•limiting our deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of REIT taxable income (prior to the application of the dividends paid deduction);

•generally limiting the deduction for net business interest expense in excess of 30% of a business's "adjusted taxable income," except for taxpayers that engage in certain real estate businesses and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system); and

•eliminating the corporate alternative minimum tax.

Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation remains unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Department of the Treasury and the IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it remains unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses U.S. federal taxable income as a starting point for computing state and local tax liabilities.

While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the TCJA, as a whole, will have on us. We urge our investors to consult with their legal and tax advisors with respect to the TCJA and the potential tax consequences of investing in our common stock.
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
Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is generally subject to tax at reduced rates. However, dividends payable by REITs to its stockholders generally are not eligible for the reduced rates for qualified dividends and are taxed at ordinary income rates (but, under the TCJA, U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026). Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the reduced rates continue to apply to regular corporate qualified dividends, investors that are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our common stock, and could be detrimental to our ability to raise additional funds through the future sale of our common stock.
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
In September 2018, California enacted SB 826 requiring public companies headquartered in California with outstanding shares listed on a major United States stock exchange to maintain minimum female representation on their boards of directors as follows:  by the end of 2019, at least one woman on its board; by the end of 2020, public company boards with five members will be required to have at least two female directors, and public company boards with six or more members will be required to have at least three female directors. Failure to achieve designated minimum levels in a timely manner exposes such companies to costly financial penalties and reputational harm. Should we become subject to SB 826, we cannot assure that we will be able to recruit, attract and/or retain qualified members of the board and meet gender quotas as a result of the California law (should it not be repealed before the compliance deadlines), which may cause certain investors to divest their holdings in our stock and expose us to penalties and/or reputational harm.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.
ITEM 2. PROPERTIES
General Information
We invest in a diverse multi-tenant portfolio of real estate assets primarily consisting of office/industrial, retail, and model home properties located in the western United States. As of December 31, 2019, we owned or had an equity interest in 13 office/industrial buildings totaling approximately 1,192,566 rentable square feet and four retail centers totaling approximately 131,722 rentable square feet. In addition, through our Model Home subsidiary and our investments in five limited partnerships and one corporation, we own a total of 136 Model Home properties located in 7 states. We directly manage the operations and leasing of our properties. Substantially all of our revenues consist of base rents received under leases that generally have terms that range from one to five years. We estimate that approximately 79% of our existing leases as of December 31, 2019 contain contractual rent increases that provide for increases in the base rental payments. Our tenants consist of local, regional and national businesses. Our properties generally attract a mix of diversified tenants creating lower risk in periods of economic fluctuations. Our largest tenant represented less than 7% of total revenues for the year ended December 31, 2019.
Geographic Diversification Table

The following table shows a list of properties we owned as of December 31, 2019, grouped by the state where each of our investments is located.
Office/Industrial and Retail Properties:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	3	134,787	10.2%	$2,351,271	13.4%
Colorado	10	792,462	59.8%	11,767,275	67.3%
North Dakota	4	397,039	30.0%	3,369,334	19.3%
Total	17	1,324,288	100%	$17,487,880	100%
Model Home Properties:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
Southwest	104	303,602	79.5%	$3,109,428	76.6%
West	1	2,324	0.5%	16,020	0.4%
Southeast	24	54,525	14.3%	647,784	15.9%
Midwest	2	6,602	1.8%	99,276	2.4%
East	2	5,255	1.5%	70,716	1.7%
Northeast	3	9,271	2.4%	121,020	3.0%
Total	136	381,579	100%	$4,064,244	100%

The following table summarizes information relating to our properties (excluding model homes) at December 31, 2019:
Property Summary

($ in000's) Property Location	Sq., Ft.	Date Acquired	Year Property Constructed	Purchase Price (1)	Occupancy	Percent Ownership	Mortgage On property	Estimated Renovation or Improvement Cost (2)
Office/Industrial Properties:
Garden Gateway, Colorado Springs, CO (5)	115,052	03/07	1982/2006	$15,126	76.4%	100.0%	$6,071	$314
Executive Office Park, Colorado Springs, CO	65,084	07/08	2000	10,126	100.0%	100.0%	4,840	158
Genesis Plaza, San Diego, CA (3)	57,807	08/10	1989	10,000	78.5%	65.6%	6,378	1,164
Dakota Center, Fargo, ND	119,434	05/11	1982	9,575	86.0%	100.0%	10,112	739
Grand Pacific Center, Bismarck, ND	93,058	03/14	1976	5,350	71.8%	100.0%	3,852	147
Union Terrace, Lakewood, CO (5)	84,145	08/14	1982	9,400	88.6%	100.0%	6,240	487
Centennial Tech Center, Colorado Springs, CO (5) (6)	110,405	12/14	1999	15,500	90.9%	100.0%	9,562	549
Arapahoe Center, Colorado Springs, CO	79,023	12/14	2000	11,850	100.0%	100.0%	8,086	248
West Fargo Industrial, West Fargo, ND	150,030	08/15	1998/2005	7,900	77.1%	100.0%	4,216	198
300 N.P., West Fargo, ND	34,517	08/15	1922	3,850	73.0%	100.0%	2,312	41
Highland Court, Centennial CO (4)	93,536	08/15	1984	13,050	70.1%	80.8%	6,424	1,135
One Park Centre, Westminster CO	69,174	08/15	1983	9,150	79.1%	100.0%	6,488	642
Shea Center II, Highlands Ranch, CO	121,301	12/15	2000	25,325	90.9%	100.0%	17,728	711
Total Office/Industrial Properties	1,192,566			$146,202	83.3%		$92,309	$6,533
Retail Properties:
World Plaza, San Bernardino, CA (5)	55,810	09/07	1974	7,650	100.0%	100.0%	4,979	—
Waterman Plaza, San Bernardino, CA	21,170	08/08	2008	7,164	90.7%	100.0%	3,274	290
Union Town Center, Colorado Springs, CO	44,042	12/14	2003	11,212	100.0%	100.0%	8,440	207
Research Parkway, Colorado Springs, CO	10,700	08/15	2003	2,850	100.0%	100.0%	1,813	67
Total Retail Properties	131,722			$28,876	98.5%		$18,506	$564
(1)Prior to January 1, 2009, “Purchase Price” includes our acquisition related costs and expenses for the purchase of the property. After January 1, 2009, acquisition related costs and expenses were expensed when incurred.
(2)Expected capital expenditures over the next 12 months.
(3)Genesis Plaza is owned by two tenants-in-common, each of which 57% and 43%, respectively, and we beneficially own an aggregate of 65.6%..
(4)Highland Court is owned by two tenants-in-common, each of which 60% and 40%, respectively, and we beneficially own an aggregate of 80.8%.
(5)Property held for sale as of December 31, 2019.
(6)Centennial Tech Center sold on February 5, 2020 for approximately $15.0 million and we recognized a gain of approximately $4.3 million.

Top Ten Tenants Physical Occupancy Table
The following table sets forth certain information with respect to our top 10 tenants at our Office/Industrial and Retail Properties.

As of December 31, 2019 Tenant	Number of Leases	Annualized Base Rent	% of Total Annualized Base Rent
Comcast of Colorado X, LLC (1)	1	$1,095,945	6.07%
Finastra USA Corporation	1	612,456	3.39%
Restaurant Technology Services LLC	1	400,800	2.22%
MasTec North America, Inc.	1	350,778	1.94%
Fredrikson & Byron P.A.	1	229,267	1.27%
Walter Kidde Portable Equipment, Inc. (1)	1	221,988	1.23%
WestRock Colorado Cards, LLC	1	197,923	1.10%
Rodenburg LLP	1	155,956	0.86%
Merrill Lynch	1	145,939	0.81%
Joyce Heffner-Williams	1	130,003	0.72%
		$3,541,055	19.61%
(1)This tenant occupies space in the Centennial Tech Center, which was classified as held for sale as of December 31, 2019 and was sold on February 5, 2020.
Lease Expirations Tables
The following table sets forth lease expirations for our properties as of December 31, 2019, assuming that none of the tenants exercise their renewal options.
Office/Industrial and Retail Properties:

Expiration Year	Number of Leases Expiring	Square Footage	Annual Rental From Lease	Percent of Total
2020	48	211,914	$3,351,301	19.8%
2021	49	217,083	3,608,051	21.3%
2022	45	220,855	3,348,691	19.8%
2023	25	95,429	1,590,023	9.4%
2024	23	146,548	2,415,567	14.3%
Thereafter	27	203,114	2,606,512	15.4%
Totals	217	1,094,943	$16,920,145	100%
Model Home Properties:

Expiration Year (1)	Number of Leases Expiring	Square Footage	Annual Rental From Lease	Percent of Total
2020	103	299,786	$3,016,320	74.2%
2021	33	81,793	1,047,924	25.8%
	136	381,579	$4,064,244	100.0%
(1)These leases are subject to extensions by the home builder depending on sales of the total development.  All model homes are sold at the end of the lease period.

Physical Occupancy Table for Last 5 Years
The following table presents the percentage occupancy for each of our properties, excluding our Model Home Properties, as of December 31 for each of the last five years.

	Date Acquired	Percentage Occupancy as of the Year Ended December 31,
		2015	2016	2017	2018	2019
Office/ Industrial Properties:
Garden Gateway Plaza (1)	03/07	78.4%	71.6%	64.8%	68.1%	76.4%
Executive Office Park	07/08	84.4%	77.5%	90.4%	99.9%	100.0%
Genesis Plaza	08/10	82.2%	87.0%	92.3%	58.3%	78.5%
Dakota Center	05/11	86.5%	99.3%	100.0%	98.2%	86.0%
Grand Pacific Center	03/14	83.9%	80.0%	77.0%	72.6%	71.8%
Union Terrace (1)	08/14	85.0%	96.4%	89.2%	91.0%	88.6%
Centennial Tech Center (1) (2)	12/14	97.3%	100.0%	81.6%	81.6%	90.9%
Arapahoe Center	12/14	100.0%	100.0%	100.0%	100.0%	100.0%
West Fargo Industrial	08/15	95.7%	90.4%	87.1%	75.9%	77.1%
300 N.P.	08/15	86.4%	86.1%	98.4%	82.3%	73.0%
Highland Court	08/15	93.9%	89.5%	89.3%	78.5%	70.1%
One Park Centre	08/15	94.1%	83.4%	87.7%	72.7%	79.1%
Shea Center II	12/15	100.0%	96.0%	92.8%	88.2%	90.9%
Retail Properties:
World Plaza (1)	09/07	81.8%	81.8%	34.6%	22.6%	100.0%
Waterman Plaza	08/08	100.0%	100.0%	100.0%	100.0%	90.7%
Union Town Center	12/14	96.8%	96.8%	100.0%	100.0%	100.0%
Research Parkway	08/15	100.0%	100.0%	100.0%	100.0%	100.0%

(1)Property held for sale as of December 31, 2019.
(2)Centennial Tech Center was sold on February 5, 2020.

Annualized Base Rent Per Square Foot for Last 5 Years
The following table presents the average effective annual rent per square foot for each of our properties, excluding our Model Home Properties, as of December 31, 2019.

	Annualized Base Rent per Square Foot (1) For the Years Ended December 31,
	2015	2016	2017	2018	2019	Annualized Base Rent (2)	Net Rentable Square Feet
Office/ Industrial Properties:
Garden Gateway Plaza (3)	$11.55	$11.25	$12.66	$10.60	$12.62	$1,108,426	115,052
Executive Office Park	$11.81	$12.41	$12.42	$12.34	$13.29	$864,572	65,084
Genesis Plaza	$25.83	$24.07	$27.43	$20.62	$28.15	$1,277,659	57,807
Dakota Center	$10.86	$11.38	$12.06	$14.21	$12.87	$1,321,778	119,434
Grand Pacific Center	$12.74	$13.39	$13.18	$14.29	$13.97	$933,558	93,058
Union Terrace (3)	$18.36	$17.65	$19.63	$19.89	$19.53	$1,455,982	84,145
Centennial Tech Center (3) (4)	$12.52	$12.92	$13.62	$12.68	$14.30	$1,435,475	110,405
Arapahoe Center	$12.43	$12.79	$13.20	$14.22	$14.69	$1,161,157	79,023
West Fargo Industrial	$5.47	$6.03	$6.65	$6.78	$6.65	$769,472	150,030
300 N.P.	$10.91	$11.49	$12.63	$16.51	$13.67	$344,527	34,517
Highland Court	$18.93	$19.57	$21.14	$24.59	$19.33	$1,267,543	93,536
One Park Centre	$19.85	$22.40	$18.48	$20.27	$19.51	$1,067,331	69,174
Shea Center II	$16.08	$17.02	$15.34	$18.53	$18.47	$2,036,576	121,301
Retail Properties:
World Plaza (3)	$18.66	$20.24	$16.63	$4.64	$13.63	$760,697	55,810
Waterman Plaza	$24.14	$24.70	$25.29	$18.88	$16.30	$312,915	21,170
Union Town Center	$20.27	$21.04	$20.36	$24.91	$25.63	$1,128,613	44,042
Research Parkway	$20.65	$21.12	$21.61	$22.07	$22.58	$241,600	10,700
(1)Annualized Base Rent (defined as cash rent including abatements) divided by the percentage occupied divided by rentable square feet.
(2)Annualized Base Rent is based upon actual rents due as of December 31, 2019.
(3)Property held for sale as of December 31, 2019.
(4)Centennial Tech Center was sold on February 5, 2020.

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
Number of Holders of Each Class of Stock
As of March 12, 2020, there are 2,979 holders of our Series A common stock.

Dividend Payments
We seek to pay cash dividends to our common stockholders. The following is a summary of dividends declared per share for the years ended December 31, 2019 and 2018:

Month	2019	2018
	Cash Dividend	Cash Dividend
March 31	$—	$—
June 30	0.06	—
September 30	—	—
December 31	—	0.06
Total	$0.06	$0.06

Dividend Policy
We plan to pay at least 90% of our annual REIT Taxable Income to our stockholders in order to maintain our status as a REIT. We intend to continue to declare dividends, however, we cannot provide any assurance as to the amount or timing of future dividends. Our goal is to make cash dividend distributions out of our operating cash flow and proceeds from the sale of properties. During 2019, we paid dividends of approximately $1.1 million related to 2019.  During 2018, dividends were declared in December 2018 and paid in January 2019 of approximately $1.1 million.
To the extent that we make dividends in excess of our earnings and profits, as computed for federal income tax purposes, these dividends will represent a return of capital, rather than a dividend, for federal income tax purposes. Dividends that are treated as a return of capital for federal income tax purposes generally will not be taxable as a dividend to a U.S. stockholder, but will reduce the stockholder’s basis in its shares (but not below zero) and therefore can result in the stockholder having a higher gain upon a subsequent sale of such shares. Return of capital dividends in excess of a stockholder’s basis generally will be treated as gain from the sale of such shares for federal income tax purposes.
We provide each of our stockholders a statement detailing dividends paid during the preceding year and their characterization as ordinary income, capital gain or return of capital annually. During the year ended December 31, 2019,  all dividends were taxable as they were considered capital gain to the stockholders. During the year ended December 31, 2018, declared dividends were taxable as they were considered capital gain and ordinary income.
Equity Compensation Plan Information
We established the 1999 Flexible Incentive Plan (“1999 Plan”) for the purpose of attracting and retaining employees, which was superseded by the 2017 Incentive Award Plan (“2017 Plan”). The 1999 Plan provided that the maximum number of shares to be issued under the 1999 Plan would be an amount equal to 10% of the Company’s issued and outstanding common stock at such time; the aggregate number of common stock that may be issued under the 2017 Plan is 1,100,000 shares.  At December 31, 2019, approximately 651,000 restricted shares of common stock had been issued under the 1999 Plan and approximately 255,000 shares of Restricted Stock as defined in the 2017 Plan had been issued under such Plan.  At December 31, 2019, the amount of shares of common stock available for future grants under the 2017 Plan was approximately 845,000 shares.
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
OVERVIEW
The Company operates as an internally managed diversified real estate investment trust, or REIT.  The Company invests in a multi-tenant portfolio of commercial real estate assets comprised of office, industrial, and retail properties and model homes leased back to the homebuilder located primarily in the western United States. As of December 31, 2019, including properties held for sale, the Company owned or had an equity interest in:
•Twelve office properties (“Office Properties”) which total approximately 1,042,536 rentable square feet,
•One industrial property (“Industrial Property”) which is approximately 150,030 rentable square feet,
•Four retail shopping centers (“Retail Properties”) which total approximately 131,722 rentable square feet and,
•136 model homes owned by five affiliated limited partnerships and one corporation (“Model Home Properties”).
Presidio Property Trust’s office, industrial and retail properties are located primarily in North Dakota and Colorado, with three properties located in Southern California. Our Model Home Properties are located in 7 states. We acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full calendar year, or has been operating for three years. Our geographical clustering of assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas.
Most of our office and retail properties are leased to a variety of tenants ranging from small businesses to large public companies, many of which are not investment grade. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having net leases that require the tenant to pay all of the operating expense (NNN Leases) or pay increases in operating expenses over specific base years. Most of our office leases are for terms of 3 to 5 years with annual rental increases. Our model homes are typically leased for 2 to 3 years to the homebuilder on a triple net lease.  Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property.
We seek to diversify our portfolio by commercial real estate segments to reduce the adverse effect of a single under-performing segment, geographic market and/or tenant. We further supplement this at the tenant level through our credit review process, which varies by tenant class.  For example, our commercial and industrial tenants tend to be corporations or individual owned businesses.  In these cases, we typically obtain financial records, including financial statements and tax returns (depending on the circumstance), and run credit reports for any prospective tenant to support our decision to enter into a rental arrangement. We also typically obtain security deposits from these commercial tenants. Our Model Home business partners are substantial homebuilders with established credit histories. These tenants are subjected to financial review and analysis prior to us entering into a sales-leaseback transaction. Our ownership of the underlying property provides a further means to avoiding significant credit losses.
SIGNIFICANT TRANSACTIONS IN 2019 and 2018
Acquisitions

•We acquired 33 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2019. The purchase price for the properties was $13.0 million. The purchase price consisted of cash payments of $3.9 million and mortgage notes of $9.1 million.
•We acquired 45 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2018. The purchase price for the properties was $17.3 million. The purchase price consisted of cash payments of $5.2 million and mortgage notes of $12.1 million.
We review our portfolio of investment properties for value appreciation potential on an ongoing basis, and dispose of any properties that no longer satisfy our requirements in this regard, taking into account tax and other considerations. The proceeds from any such property sale, after repayment of any associated mortgage, are available for investing in properties that we believe will have a greater likelihood of future price appreciation. We disposed of the following properties during the year ended December 31, 2019 and December 31, 2018, respectively:
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
•During the year ended December 31, 2019, we disposed of 41 model homes for approximately $14.6 million and recognized a gain of approximately $1.2 million.
•In December 2018, we sold the following:
•Port of San Diego Complex for approximately $24.8 million and recognized a gain of approximately $10.0 million.
•Yucca Valley Retail Center for approximately $7.8 million and recognized a gain of approximately $1.4 million.
•Pacific Oaks Plaza for approximately $3.9 million and recognized a loss of approximately $232,000.
•During the year ended December 31, 2018, we disposed of 33 model homes for approximately $12.6 million and recognized a gain of approximately $988,000.
ECONOMIC ENVIRONMENT
In one of the longest expansions on record, the United States continues to expand its economy. GDP growth in the fourth quarter of 2019 was estimated by the Federal Reserve Board to be at 2.1%. The Federal Reserve Board has remained optimistic about the United States’ economic outlook across many sectors.
The U.S. labor market is showing continued improvement since the Great Recession, with an unemployment rate of only 3.5% as of December 31, 2019. Unemployment in the office-using sector of professional and business services was 3.1%, and that could lead to continued strength in the commercial real estate segment. Vacancy rates for the office sector of commercial real estate fell to 12.6% as of December 31, 2019. During the fourth quarter of 2019, net absorption in the U.S. office market was 12.1 million square feet.
It is impossible to project U.S. economic growth, but economic conditions could have a material effect on our business, financial condition and results of operations.

CREDIT MARKET ENVIRONMENT
The increase in short-term interest rates from the first quarter of 2016 to the second quarter of 2019 by the Federal Reserve Board likely signaled that policy makers thought that the economy was strong enough to withstand a gradual tightening of monetary policy. The effect of interest rates on REITs is a still a debated topic. In the past when interest rates increased, it was often a sign of a stronger economy that allowed for rental rates to increase, thereby mitigating the effect of higher interest rates on REITs. Increasing interest rates can also help reduce defeasance costs associated with disposing of an encumbered commercial real estate property. In the third and fourth quarter of 2019, the Federal Reserve guided short-term interest rates lower, with the long-term effect on the broader economy in general, and our business in particular, still uncertain.
Our ability to execute our business strategies, and in particular to make new investments, is highly dependent upon our ability to procure external financing. Our principal sources of external financing includes the issuance of our equity securities and mortgages secured by properties. The market for mortgages has remained strong, and interest rates remain relatively low compared to historical rates. We continue to obtain mortgages from the commercial mortgage-backed securities (“CMBS”) market, life insurance companies and regional banks. Although these lenders are currently optimistic about the outlook of the credit markets, the potential impact of new regulations and market volatility remain a concern. Even though we have been successful in procuring equity financing and secured mortgages financing, we cannot be assured that we will be successful at doing so in the future.
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
Our results of operations for the years ended December 31, 2019 and 2018 are not indicative of those expected in future periods, as we expect that rental income, interest expense, rental operating expense, general and depreciation and amortization will increase in future periods as a result of the assets acquired and as a result of anticipated growth through future acquisitions of real estate related investments.
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
Real Estate Held for Sale and Discontinued Operations. Real estate sold during the current period is classified as “real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Mortgage notes payable related to the real estate sold during the current period is classified as “notes payable related to real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Additionally, we record the operating results related to real estate that has been disposed of as discontinued operations for all periods presented if the operations have been eliminated and represent a strategic shift and we will not have any significant continuing involvement in the operations of the property following the sale.
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
Revenue Recognition. We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured and record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that the tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:
•whether the lease stipulates how a tenant improvement allowance may be spent;
•whether the amount of a tenant improvement allowance is in excess of market rates;
•whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•whether the tenant improvements are unique to the tenant or general-purpose in nature; and
•whether the tenant improvements are expected to have any residual value at the end of the lease.
We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
We make estimates of the collectability of our tenant receivables related to base rents, including deferred rent receivable, expense reimbursements and other revenue or income. We specifically analyze accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, we will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.
Effective January 1, 2018, (upon the adoption of ASU 2014-09, Revenue from Contracts with Customers) sales of real estate are recognized generally upon the transfer of control, which usually occurs when the real estate is legally sold. Prior to January 1, 2018, sales of real estate were recognized only when sufficient down payments had been obtained, possession and other attributes of ownership had been transferred to the buyer and we had no significant continuing involvement. The application of these criteria can be complex and required us to make assumptions. We believe the relevant criteria were met for all real estate sold during the periods presented.
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
Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. Our cash equivalents, mortgage notes receivable, accounts receivable and payables and accrued liabilities all approximate fair value due to their short term nature. Management believes that the recorded and fair values of notes payable are approximately the same as of December 31, 2019 and 2018.
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
RESULTS FROM OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
Our results from operations for 2019 and 2018 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense, general and depreciation and amortization will significantly change in future periods as a result of the assets sold over the last two years, potential sale of real estate assets in 2020 in order to generate sufficient cash proceeds to pay down the Company’s obligation to the Polar Note, and the growth through future acquisitions of real estate related investments.
Revenues.  Total revenue was $28.6 million for the year ended December 31, 2019, compared to $32.3 million for the same period in 2018, a decrease of $3.7 million or 11.4%. The decrease in rental income reported in 2019 compared to 2018 is directly related to the sale of three properties during the fourth quarter of 2018 and two properties in 2019. The decrease in rental income is partially offset by $473,000 related to the increase in occupancy to 84.5% as of December 31, 2019 compared to 83.4% for the same period in 2018.
Rental Operating Costs.  Rental operating costs were $10.4 million for the year ended December 31, 2019 compared to $10.9 million for the same period in 2018, a decrease of $476,000 or 4.4%. Rental operating costs as a percentage of total revenue was 36.3% and 33.7% for the years ended December 31, 2019 and 2018, respectively. The increase in rental operating costs as a percentage of total revenue for the years ended December 31, 2019 compared to 2018 is due to the following:
•Higher snow removal expense in 2019 due to inclement weather;
•Overall increases in all expense categories as third-party providers have higher wages and cost of operations in 2019 compared to 2018; offset partially by
•Decreased rental operating cost due to the sale of the three properties during the fourth quarter of 2018 and two properties in 2019.
General and Administrative Expenses. General and administrative (“G&A”) expenses were $5.3 million for the year ended December 31, 2019, compared to $4.5 million for the same period in 2018, representing an increase of approximately $736,000 or 16.2%. As a percentage of total revenue, our general and administrative costs was 18.4% and 14.0% for the years ended December 31, 2019 and 2018, respectively. The increase in G&A expense for the years ended December 31, 2019 compared to 2018 is due to an increase in non-cash stock compensation expense of $225,000 primarily for stock granted to new employees and officers in 2018 that vest ratably over the vesting period, some shares of which vested in January 2019, increase in employee compensation, legal expense and additional expenses incurred due to the relocation of the corporate office in March of 2019.
Depreciation and Amortization. Depreciation and amortization expenses were $7.4 million for the year ended December 31, 2019, compared to $9.1 million for the same period in 2018, representing a decrease of $1.7 million or 19.1%. The decrease in depreciation costs is associated with the properties sold in 2019 and 2018.
Asset Impairments. We review the carrying value of each of our real estate properties annually to determine if circumstances indicate an impairment in the carrying value of these investments exists. There were no impairment charges during 2019. During 2018, we recognized a non-cash impairment charge of $533,000 on the Waterman Plaza property. This impairment charges reflect management’s revised estimate of the fair market value based on sales and leasing comparables of like property in the same geographical area as well as an evaluation of future cash flows.

Interest Expense-Series B Preferred Stock. The Series B preferred stock issued in August 2014 included a mandatory redemption and therefore, is treated as a liability for financial reporting purposes. The dividends paid and the amortization of the deferred offering costs are considered interest expense for reporting purposes under generally accepted accounting principles (“GAAP”). Dividends paid totaled $1.9 million and $4.4 million, respectively, for the years ended December 31, 2019 and 2018. The decrease is primarily due to the redemption of all the outstanding Series B preferred stock on September 17, 2019. The amortization of the deferred offering costs was approximately $122,000 and $147,000 for the years ended December 31, 2019 and 2018, respectively, and were included in interest expense-Series B preferred stock in the accompanying financial statements. The deferred offering costs were fully amortized as of December 31, 2019. All of the outstanding Series B preferred stock was redeemed and no longer outstanding at December 31, 2019. As of December 31, 2018 there were 16,900 shares of Series B preferred stock outstanding.
Interest Expense-mortgage notes. Interest expense related to the mortgage notes, including amortization of deferred finance charges, decreased by approximately $933,000, or 11.3%, to approximately $7.3 million for the year ended December 31, 2019 compared to $8.3 million for the same period in 2018. The decrease in interest expense relates to the decreased number of commercial properties owned in 2019 compared to 2018 and the related debt. The weighted average interest rate on our outstanding debt remained at 4.6% at December 31, 2019 and December 31, 2018.
Interest Expense-note payable. On September 17, 2019 the Company executed a Promissory Note pursuant to which Polar Multi-Strategy Master Fund ("Polar"), executed a loan in the principal amount of $14.0 million to the Company ("Polar Note"). The Polar Note bears interest at a fixed rate of 8% per annum and requires monthly interest-only payments. The final payment due at maturity, October 1, 2020 (or March 31, 2021, if extended pursuant to the Polar Note), includes payment of the outstanding principal and accrued and unpaid interest. The Company used the proceeds of the Polar Note to redeem all of the outstanding shares of the 14% Series B Preferred Stock. For the year ended December 31, 2019, interest expense related to the Polar Note was approximately $1.1 million, which includes accretion of original issue discount ("OID") of approximately $387,000 and amortization of deferred financing cost of approximately $373,000. As of December 31, 2019, the Polar Note payable was $12.2 million, net of unrecognized ("OID") of $1.0 million and unamortized deferred financing cost of $748,000.
Gain on Sale of Real Estate Assets. For the year ended December 31, 2019, the Company recognized a net gain of approximately $6.3 million due to the sale of the following:
•Morena Office Center for a gain of approximately $700,000;
•Nightingale land for a loss of approximately $93,000;
•The Presidio office building for a gain of approximately $4.5 million; and
•41 model home sales for a net gain of approximately $1.2 million.
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
Income Tax Expense. For the year ended December 31, 2019, the income tax expense increased by increased by $93,000 to $611,000 for the year ended December 31, 2019 compared to $519,000 for the year ended December 31, 2018. The increased income tax expense in 2019 is primarily due to additional federal and state taxes for capital gains from the sale of model homes held by the taxable REIT subsidiary.
Income allocated to non-controlling interests. Income allocated to non-controlling interests for the year ended December 31, 2019 totaled $1.4 million compared to December 31, 2018 of $1.1 million.  The increase is related to more model homes sold in 2019 compared to 2018. We sold 41 Model Home Properties for the year ended December 31, 2019 compared to 33 Model Home Properties during the year ended December 31, 2018.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, new mortgages on our encumbered properties, refinancing of existing mortgages, additional borrowings of secured or unsecured indebtedness, real estate sales and the possible sale of additional equity/debt securities. Our cash and restricted cash at December 31, 2019 was $10.4 million, which included our available liquidity of cash and cash equivalents of $5.7 million.
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
Our short-term liquidity needs include paying down the Polar Note, paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders. For the year ended December 31, 2019, the cash dividends paid to our common stockholders totaled $2.2 million and the net cash provided by operating activities totaled approximately $3.8 million. We believe that the cash flow from our existing portfolio, distributions from joint ventures in Model Home partnerships and property sales during 2020 will be sufficient to fund our near-term operating costs, capital expenditures and future dividends that may be paid to stockholders. If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, or we will reduce the rate of dividends to the stockholders.
As stated above, our short-term liquidity needs include satisfying the debt service requirements of our existing mortgages. If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, or we will reduce the rate of dividends to the stockholders. For the year ending December 31, 2020, we have $12.3 million of mortgage notes payable maturing related to the Model Home Properties. Management expects that certain Model Home Properties will be sold and the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes will be refinanced. For the year ending December 31, 2020, we have $16.9 million of mortgage notes payable maturing related to the commercial properties. We plan to sell properties or refinance a significant portion of the mortgage notes payable, in the event the commercial property securing the respective mortgage note is not sold on or before maturity.
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
Cash, Cash Equivalents and Restricted Cash
At December 31, 2019, we had approximately $10.4 million in cash, cash equivalents and restricted cash. Our cash equivalents and restricted cash consist of invested cash and cash in our operating accounts and are held in bank accounts at third party institutions. During 2019 and 2018, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $4.7 million of our cash balance is restricted and intended for capital expenditures on existing properties (net of deposits held in reserve accounts by our lenders). We intend to use the remainder of our existing cash and cash equivalents for pay off of principal debt, acquisitions, general corporate purposes and distributions to our stockholders.
Secured Debt
As of December 31, 2019, the Company had one variable-rate mortgage note payable with a principal amount of $5.0 million and fixed-rate mortgage notes payable in the aggregate principal amount of $105.8 million, collateralized by a total of 17 commercial properties with loan terms at issuance ranging from 1 to 21 years.  The weighted-average interest rate on the mortgage notes payable as of December 31, 2019 was approximately 4.6%, and our debt to estimated market value ratio on these properties was approximately 57.8%.
As of December 31, 2019, NetREIT Dubose, and related entities, had 132 fixed-rate mortgage notes payable in the aggregate principal amount of $32.7 million, collateralized by 132 Model Home Properties. These loans generally have a term at issuance of three to five years. The average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $247,000 and 4.7%, respectively as of December 31, 2019. Our debt to estimated market value ratio on these properties is approximately 59.1%. The Company has guaranteed these mortgage notes payable.
Cash Flows for the years ended December 31, 2019 and December 31, 2018.
Operating Activities: Net cash provided by operating activities for the years ended December 31, 2019 and 2018 increased by $3.4 million to approximately $3.8 million from $432,000. The increase in net cash provided by operating activities is primarily due to a decrease in accounts receivable in 2019 for the proceeds from the sale of Yucca Valley Retail Center that closed at the end of 2018 and a decrease in interest expense related to the Series B Preferred Stock.
Investing Activities: Net cash provided by investing activities for the year ended December 31, 2019 decreased by $13.6 million to approximately $12.0 million compared to $25.6 million for the same period in 2018. During the year ended December 31, 2019, the Company received gross proceeds from the sale of two office buildings for approximately $17.9 million, sale of land for $875,000 and sales of 41 Model Homes for approximately $14.6 million, which was offset by the purchase of 33 Model Homes for approximately $13.0 million and capital expenditures of approximately $6.4 million primarily related to tenant improvements for the new Chuze Fitness tenant at World Plaza. During the year ended December 31, 2018, we purchased 45 model homes for $17.3 million and received proceeds from the sale of 33 model homes and three commercial properties totaling approximately $47.2 million.
We currently project that we could spend up to $2.4 million (net of deposits held in reserve accounts by lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio on an annual basis. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures in the future due to rising construction costs and the anticipated increase in property acquisitions. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.
Financing Activities: Net cash used in financing activities during the years ended December 31, 2019 was $15.2 million compared to cash provided of $24.6 million for the same period in 2018. The decrease of $9.4 million in net cash used in financing activities is primarily due to the following activities for the year ended December 31, 2019:
•Additional redemption of Series B Preferred Stock for $3.1 million;
•Dividend payments of $2.2 million;
•More purchases of model homes than sale of model homes and commercial properties for a net increase in mortgage notes payable of $3.2 million; offset by
•Net proceeds from the Polar Note for $11.5 million
Off-Balance Sheet Arrangements
As of December 31, 2019, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.
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
The following table presents our FFO and MFFO for the years ended December 31:

	For the Year Ended December 31,
	2019	2018
Net income (loss) attributable to Presidio Property Trust, Inc. common stockholders	$(610,206)	$3,384,294
Adjustments:
Income attributable to noncontrolling interests	1,383,140	1,068,429
Depreciation and amortization	7,364,688	9,101,605
Impairment of real estate assets	—	532,951
Gain on sale of real estate assets	(6,319,272)	(12,200,138)
FFO	$1,818,350	$1,887,141
Straight-line rent adjustment	(63,895)	(45,778)
Amortization of above and below market leases, net	(130,529)	(825,567)
Amortization of restricted stock compensation	686,133	460,651
Amortization of financing costs	965,239	675,087
Real estate acquisition costs	24,269	26,177
MFFO	$3,299,567	$2,177,711
No conclusion or comparisons should be made from the presentation of these figures.

Same-Store Property Operating Results for the years ended December 31, 2019 and 2018.
The table below presents the 2019 and 2018 operating results for the Company’s commercial rental properties owned as of December 31, 2019 and for the year ending December 31, 2018. The table below excludes model home operations as the rental rates do not fluctuate during the term of the lease and there are no operating expenses.  The Company believes that this type of non-GAAP financial measure, when considered with our financial statements prepared in accordance with GAAP, is useful to investors to better understand the Company’s operating results. Properties are included in this analysis if they were owned and operated for the entirety of both periods being compared. Further, same-property operating results is a measure for which there is no standard definition and, as such, it is not consistently defined or reported on among the Company’s peers, and thus may not provide an adequate basis for comparison between REITs.

	For the Year Ended December 31,		Variance
	2019	2018	$	%
Rental revenues	$23,558,939	$22,869,226	$689,713	3.0%
Rental operating costs	9,994,328	9,446,192	548,136	5.8%

Net operating income	$13,564,611	$13,423,034	$141,577	1.1%

Operating Ratios:
Number of same properties	17	17
Same-property occupancy, end of period	84.8%	80.8%		4.0%
Same-properties operating costs as a percentage of total revenues	42.4%	41.3%		1.1%
Overview
Same-store property NOI increased by 1.1% for the year ended December 31, 2019 as compared to the corresponding period in 2018 as evidenced by the increase in rental revenues of 3.0%. Rental revenues increased due to higher same-property occupancy of 84.8% for the year ended December 31, 2019 compared to 80.8% for the same period in 2018. Rental operating costs as a percentage of total revenues increased approximately 5.8% for the year ended December 31, 2019 when compared to the same period in 2018.
Leasing
Our same-store growth is primarily driven by higher occupancy from new leases and rent increases from lease renewals. Over the long-term, we believe that the infill nature and strong demographics of our properties provide us with a strategic advantage, allowing us to achieve higher occupancy and increase rental rates. We have continued to see signs of improvement for many of our tenants as well as increased interest from prospective tenants for our spaces. While there can be no assurance that these positive signs will continue, we remain cautiously optimistic regarding the improved trends we have seen over the past few years. We believe the locations of our properties and diverse tenant base mitigate the potentially negative impact of a poor economic environment. However, any reduction in our tenants' abilities to pay base rent, percentage rent or other charges, may adversely affect our financial condition and results of operations.
During the quarter ended December 31, 2019, we signed 21 leases (15 new leases and 6 renewals) for a total of 65,214 square feet of space leases, of which 34,913 square feet related to comparable leases. Comparable leases signed had an average rental rate decrease of 6.9% on a cash basis and an average rental increase of 10.5% on a straight-line basis. New office leases for comparable spaces were signed for 16,254 square feet at an average rental rate decrease of 11.1% on a cash basis and an average rental rate increase of 18.0% on a straight-line basis. Renewals for comparable office spaces were signed for 18,659 square feet at an average rental rate decrease of 1.8% on a cash basis and increase of 2.4% on a straight-line basis. Non comparable new leases were signed for 30,301 square feet.
During the year ended December 31, 2019, we signed 78 leases (49 new leases and 29 renewals) for a total of 270,724 square feet of space leases, of which 132,534 square feet related to comparable leases. Comparable leases signed had an average rental rate increase of 3.2% on a cash basis and an average rental increase of 18.5% on a straight-line basis. New office leases for comparable spaces were signed for 36,915 square feet at an average rental rate increase of 10.0% on a cash basis and an average rental rate increase of 25.9% on a straight-line basis. Renewals for comparable office spaces were signed for 95,619 square feet at an average rental rate increase of 0.5% on a cash basis and increase of 16.0% on a straight-line basis. Non comparable new leases were signed for 138,190 square feet.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in

Internal Control — Integrated Framework, our Management concluded that our internal control over financial reporting was effective as of December 31, 2019.
This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding our internal control over financial reporting as such report is not required for the Company.
ITEM 9B. OTHER INFORMATION
None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Stockholders is presently scheduled to be held on May 20, 2020.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1) Financial Statements - the following documents are filed as part of this report:
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2019 and 2018
•Consolidated Statements of Operations for the years ended December 31, 2019 and 2018
•Consolidated Statements of  Equity for the years ended December 31, 2019 and 2018
•Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
•Notes to Consolidated Financial Statements
(2) Financial Statement Schedules - the following documents are filed as part of this report:
•Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization as of December 31, 2019
All other financial statement schedules have been omitted for the reason that the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(3) Exhibits - an index to the Exhibits as filed as part of this Form 10-K is set forth below.

Number	Description

3.1	Articles of Merger filed with the Maryland State Department of Assessments and Taxation and the California Secretary of State on August 4, 2010 (incorporated by reference to Exhibit 3.03 of the Company’s Current Report on Form 8-K filed on August 10, 2010).

3.2	Articles of Amendment and Restatement of the Articles of Incorporation, dated as of July 30, 2010 (incorporated by reference to Exhibit 3.01 of the Company’s Current Report on Form 8-K filed on August 10, 2010).

3.3	Articles Supplementary filed on August 4, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 8, 2014).

3.4	Second Amended and Restated Bylaws of Presidio Property Trust, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on October 19, 2017).

4.1	Form of Series A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 10-12B filed on May 6, 2008).

4.2	Specimen Certificate for Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 8, 2014).

10.1+	1999 Flexible Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 10-12B filed on May 6, 2008).

10.2	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form 10-12B filed on May 6, 2008).

10.3
Promissory Note, dated as of September 17, 2019, by and between Presidio Property Trust, Inc. and Polar Multi-Strategy Master Fund (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on September 23, 2019).

10.4	Agreement, dated as of September 17, 2019, by and between Presidio Property Trust, Inc. and Polar Multi-Strategy Master Fund (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on September 23, 2019).

10.5+	Employment Agreement for Mr. Heilbron, effective as of October 18, 2017.*

10.6+	Form of Indemnification Agreement entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-11 filed on September 18, 2017).

10.7	Preferred Stock Purchase Agreement dated August 4, 2014 between the Company and PFP III Sub II, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on August 8, 2014).

10.8+	Form of Restricted Stock Agreement under 1999 Flexible Incentive Plan (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-11 filed on September 18, 2017).

10.9+	Presidio Property Trust, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 19, 2017).

10.10+	Form of Restricted Stock Agreement under 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-11 filed on January 17, 2018).

21.1	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Public Accounting Firm *

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
____________________________________________________
*Filed herewith
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

Signature	Title	Date

/s/ Jack K. Heilbron	Director, Chairman of the Board and Chief Executive Officer	March 12, 2020
Jack K. Heilbron	(Principal Executive Officer)

/s/ Adam Sragovicz	Chief Financial Officer	March 12, 2020
Adam Sragovicz

/s/ Quyen T. Dao-Haddock	Principal Accounting Officer	March 12, 2020
Quyen T. Dao-Haddock

/s/ Larry G. Dubose	Director, President, Dubose Advisors, LLC, Chief Financial Officer, NetREIT Dubose Model Home REIT, Inc.	March 12, 2020
Larry G. Dubose

/s/ Jennifer A. Barnes	Director	March 12, 2020
Jennifer A. Barnes

/s/ David T. Bruen	Director	March 12, 2020
David T. Bruen

/s/ Shirley Y. Bullard	Director	March 12, 2020
Shirley Y. Bullard

/s/ James R. Durfey	Director	March 12, 2020
James R. Durfey

/s/ Kenneth W. Elsberry	Director	March 12, 2020
Kenneth W. Elsberry

/s/ Laureen E. Ong	Director	March 12, 2020
Laureen E. Ong

/s/ Sumner J. Rollings	Director	March 12, 2020
Sumner J. Rollings

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Presidio Property Trust, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Presidio Property Trust, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, equity and cash flows for the years then ended, and the related notes to the consolidated financial statements, and schedule in Item 15 (a), Schedule III – Real Estate and Accumulated Depreciation and Amortization (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Irvine, California
March 12, 2020

Presidio Property Trust, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS
Real estate assets and lease intangibles:
Land	$27,407,677	$26,816,105
Buildings and improvements	141,652,284	141,809,172
Tenant improvements	14,739,858	12,736,649
Lease intangibles	5,321,296	6,552,142
Real estate assets and lease intangibles held for investment, cost	189,121,115	187,914,068
Accumulated depreciation and amortization	(30,204,185)	(26,310,016)
Real estate assets and lease intangibles held for investment, net	158,916,930	161,604,052
Real estate assets held for sale, net	41,289,690	49,504,013
Real estate assets, net	200,206,620	211,108,065
Cash, cash equivalents and restricted cash	10,391,275	9,776,215
Deferred leasing costs, net	2,053,927	2,096,553
Goodwill	2,423,000	2,423,000
Other assets, net	5,709,586	7,646,207
TOTAL ASSETS	$220,784,408	$233,050,040
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable related to real estate assets held for investment, net	$115,540,245	$116,478,878
Mortgage notes payable related to real estate assets held for sale, net	26,852,747	33,235,298
Mortgage notes payable, net	142,392,992	149,714,176
Note payable, net	12,238,692	—
Accounts payable and accrued liabilities	5,673,815	5,751,245
Accrued real estate taxes	2,987,601	3,094,380
Dividends payable	—	1,075,371
Lease liability, net	560,188	—
Below-market leases, net	309,932	495,927
Mandatorily redeemable Series B Preferred Stock, net, $0.01 par value, $1,000 liquidating preference; shares authorized: 40,000; zero and 16,900 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively, net	—	16,777,898
Total liabilities	164,163,220	176,908,997
Commitments and contingencies
Stockholders' Equity:
Common stock Series A, $0.01 par value, shares authorized: 100,000,000; 17,763,683 and 17,721,422 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	177,638	177,216
Additional paid-in capital	152,040,300	151,582,017
Dividends in excess of accumulated losses	(113,037,144)	(111,343,840)
Total stockholders' equity before noncontrolling interest	39,180,794	40,415,393
Noncontrolling interest	17,440,394	15,725,650
Total equity	56,621,188	56,141,043
TOTAL LIABILITIES AND EQUITY	$220,784,408	$233,050,040
See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended December 31,
	2019	2018
Revenues:
Rental income	$27,467,410	$31,141,558
Fee and other income	1,173,701	1,202,455
	28,641,111	32,344,013
Costs and expenses:
Rental operating costs	10,410,574	10,886,719
General and administrative	5,268,315	4,532,703
Depreciation and amortization	7,364,688	9,101,605
Total costs and expenses	23,043,577	24,521,027
Other income (expense):
Interest expense-Series B Preferred Stock	(2,226,101)	(4,770,945)
Interest expense-mortgage notes	(7,337,423)	(8,270,071)
Interest expense-note payable	(1,086,122)	—
Interest and other income	141,306	55,909
Gain on sales of real estate	6,319,272	12,200,138
Deferred offering costs	—	(1,507,599)
Impairment of real estate assets	—	(532,951)
Acquisition costs	(24,269)	(26,177)
Income tax expense	(611,263)	(518,567)
Total other expense, net	(4,824,600)	(3,370,263)
Net income	772,934	4,452,723
Less: Income attributable to noncontrolling interests	(1,383,140)	(1,068,429)
Net (loss) income attributable to Presidio Property Trust, Inc. common stockholders	$(610,206)	$3,384,294
Basic (loss) income per common share
(Loss) income per common share	$(0.03)	$0.19
Weighted average number of common shares outstanding - basic	17,725,914	17,681,358
Diluted (loss) income per common share
(Loss) income per common share	$(0.03)	$0.19
Weighted average number of common shares outstanding - diluted	17,914,078	17,866,352
See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries
Consolidated Statements of Equity

	Common Stock		Additional Paid-in Capital	Dividends In Excess of Accumulated Losses	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2017	17,667,857	$176,680	$151,121,902	$(113,652,763)	$37,645,819	$14,396,349	$52,042,168
Net income	—	—	—	3,384,294	3,384,294	1,068,429	4,452,723
Dividends declared	—	—	—	(1,075,371)	(1,075,371)	—	(1,075,371)
Contributions received from noncontrolling interests, net of distributions paid	—	—	—	—	—	260,872	260,872
Vesting of restricted stock	53,565	536	460,115	—	460,651	—	460,651
Balance at December 31, 2018	17,721,422	177,216	151,582,017	(111,343,840)	40,415,393	15,725,650	56,141,043

Net (loss) income	—	—	—	(610,206)	(610,206)	1,383,140	772,934
Dividends declared	—	—	—	(1,083,098)	(1,083,098)	—	(1,083,098)
Contributions received from noncontrolling interests, net of distributions paid	—	—	—	—	—	331,604	331,604
Common stock repurchased	(60,996)	(610)	(226,818)	—	(227,428)	—	(227,428)
Vesting of restricted stock	103,257	1,032	685,101	—	686,133	—	686,133
Balance at December 31, 2019	17,763,683	$177,638	$152,040,300	$(113,037,144)	$39,180,794	$17,440,394	$56,621,188
See Notes to Consolidated Financial Statements.

Presidio Property Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$772,934	$4,452,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,364,688	9,101,605
Stock compensation	686,133	460,651
Bad debt expense (recoveries)	(32,544)	110,416
Gain on sale of real estate assets	(6,319,272)	(12,200,138)
Impairment of real estate assets	—	532,951
Accretion of original issue discount	386,595	—
Amortization of financing costs	965,239	675,087
Amortization of above-market leases	55,466	68,878
Amortization of below-market leases	(185,995)	(894,445)
Straight-line rent adjustment	(63,895)	45,778
Changes in operating assets and liabilities:
Other assets	1,035,806	(818,384)
Accounts payable and accrued liabilities	(767,440)	(1,183,057)
Accrued real estate taxes	(106,779)	80,387
Net cash provided by operating activities	3,790,936	432,452
Cash flows from investing activities:
Real estate acquisitions	(13,037,562)	(17,326,915)
Buildings and tenant improvements	(6,393,711)	(3,359,283)
Additions to deferred leasing costs	(661,401)	(714,596)
Proceeds from sale of real estate assets	32,073,721	46,991,372
Net cash provided by investing activities	11,981,047	25,590,578
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	15,494,715	20,510,012
Repayment of mortgage notes payable	(23,176,581)	(31,374,774)
Redemption of mandatorily redeemable Series B Preferred Stock	(16,900,000)	(13,800,000)
Series B Preferred Stock costs	—	(153,500)
Proceeds from note payable, net of issuance costs	11,479,237	—
Contributions received from noncontrolling interests in excess of distributions paid	331,603	260,872
Repurchase of common stock	(227,428)	—
Dividends paid to stockholders	(2,158,469)	—
Net cash used in financing activities	(15,156,923)	(24,557,390)
Net increase in cash, cash equivalents and restricted cash	615,060	1,465,640
Cash, cash equivalents and restricted cash - beginning of year	9,776,215	8,310,575
Cash, cash equivalents and restricted cash - end of year	$10,391,275	$9,776,215
Supplemental disclosure of cash flow information:
Interest paid-Series B preferred stock	$1,859,672	$4,357,694
Interest paid-mortgage notes payable	$6,442,750	$7,806,068
Interest paid-notes payable	$713,262	$—
Non-cash investing and financing activities:
Accrual of dividends payable	$—	$1,075,371
See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization. Presidio Property Trust, Inc. (“we”, “our”, “us” or the “Company”) is an internally-managed real estate investment trust (“REIT”). We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” Through Presidio Property Trust, Inc., its subsidiaries and its partnerships, we own 16 commercial properties in fee interest and have partial interests in one property through our investments in limited partnerships for which we serve as the general partner.
The Company or one of its affiliates operate the following partnerships during the periods covered by these consolidated financial statements:
•The Company is the sole general partner and limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), all with ownership in real estate income producing properties. The Company refers to these entities collectively, as the “NetREIT Partnerships”.
•The Company is the general partner and/or limited partner in five limited partnerships that purchase model homes and lease them back to homebuilders (Dubose Model Homes Investors #202, LP, Dubose Model Homes Investors #203, LP, Dubose Model Homes Investors #204, LP, Dubose Model Homes Investors #205, LP and NetREIT Dubose Model Home REIT, LP). The Company refers to these entities collectively, as the “Model Home Partnerships”.
The Company has determined that the limited partnerships in which it owns less than 100%, should be included in the Company’s consolidated financial statements as the Company directs their activities and holds a variable interest in these limited partnerships for which the Company is the primary beneficiary.
Unit-based information used herein (such as references to square footage or property occupancy rates) is unaudited.
Liquidity. On September 17, 2019 the Company executed a Promissory Note ("Note") pursuant to which Polar Multi-Strategy Master Fund ("Polar"), executed a loan in the principal amount of $14.0 million to the Company. The Note bears interest at a fixed rate of 8% per annum and requires monthly interest-only payments. The final payment due at maturity, October 1, 2020 (or March 31, 2021, if extended pursuant to the Note), includes payment of the outstanding principal and accrued and unpaid interest. The Company used the proceeds of the Note from Polar to redeem all of the outstanding shares of the Series B Preferred Stock.
We have $12.3 million of mortgage notes payable maturing in 2020 related to the model home properties. Management expects certain model home properties will be sold and the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes will be refinanced. We have $16.9 million of mortgage notes payable maturing in 2020 related to the commercial properties. We plan to sell properties or refinance a significant portion of the mortgage notes payable, in the event the commercial property securing the respective mortgage note is not sold on or before maturity.
Segments. The Company acquires and operates income producing properties in three business segments including Office/Industrial Properties, Model Home Properties and Retail Properties. See Note 14. “Segments”.
Customer Concentration. Concentration of credit risk with respect to tenant receivable is limited due to the large number of tenants comprising the Company’s rental revenue. We had one tenant account for 6.1% of total rental income for the year ended December 31, 2019 and one single tenant accounted for 5.7% of total rental income for the year ended December 31, 2018.
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
The Company classifies the noncontrolling interests in the NetREIT Partnerships as part of consolidated net income (loss) in 2019 and 2018, and includes the accumulated amount of noncontrolling interests as part of equity since inception in February 2010. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interest will be remeasured, with the gain or loss reported in the statement of operations. Management has evaluated the noncontrolling interests and determined that they do not contain any redemption features.
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
The value allocable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net increase in rental income of approximately $131,000 and $826,000 for the years ended December 31, 2019 and 2018, respectively.
The value of in-place leases and unamortized lease origination costs are amortized to expenses over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $413,000 and $569,000 for years ended December 31, 2019 and 2018, respectively.
Impairment of Real Estate Assets. The Company reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows, as well as considering sales and leasing data for comparable properties. There were no impairment charges recorded for the year ended December 31, 2019.  During the year ended December 31, 2018, the Company determined that an impairment existed in one of its properties (Waterman Plaza) and, as a result, recorded a non-cash asset impairment charge of approximately $533,000.
Intangible Assets.  Intangible assets, including goodwill and lease intangibles, are comprised of finite-lived and indefinite-lived assets. Lease intangibles represents the allocation of a portion of the purchase price of a property acquisition representing the estimated value of in-place leases, unamortized lease origination costs, tenant relationships and land purchase options. Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. Indefinite-lived assets are not amortized. Amortization expense of intangible assets that are not deemed to have an indefinite useful life was approximately $274,000 and $415,000, respectively, for the years ended December 31, 2019 and 2018 and is included in depreciation and amortization in the accompanying consolidated statements of operation.
The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed to exist at December 31, 2019 and 2018.
Depreciation and Amortization. The Company records depreciation and amortization expense using the straight-line method over the useful lives of the respective assets. The cost of buildings are depreciated over estimated useful lives of 39 years, the costs of improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease (which range from 1 to 10 years), the costs associated with acquired tenant intangibles over the remaining lease term and the cost of furniture, fixtures and equipment are depreciated over 4 to 5 years. Depreciation expense for the years ended December 31, 2019 and 2018 was approximately $7.4 million and $9.1 million, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations.
Cash, Cash Equivalents and Restricted Cash. The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At December 31, 2019, the Company had approximately $8.6 million in deposits in financial institutions that exceeded the federally insurable limits. Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are for payment of property taxes, insurance, leasing costs and capital expenditures. As of December 31, 2019, the Company has approximately $4.7 million of restricted cash.
Accounts Receivables. The Company periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company maintains an allowance for deferred rent receivable that arises from straight-lining of rents. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates. At December 31, 2019 and 2018, the balance of allowance for possible uncollectable tenant receivables included in other assets, net in the accompanying consolidated balance sheets was approximately $21,000 and $60,000, respectively.
Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At December 31, 2019 and 2018, the Company had net deferred leasing costs of approximately $2,054,000 and $2,097,000, respectively. Total amortization expense for the years ended December 31, 2019 and 2018 was approximately $646,000 and $510,000, respectively.
Deferred Financing Costs. Costs incurred, including legal fees, origination fees, and administrative fees, in connection with debt financing are capitalized as deferred financing costs and are amortized using the effective interest method, over the contractual term of the respective loans. At December 31, 2019 and 2018, unamortized deferred financing costs related to mortgage notes payable were approximately $1,066,000 and $1,427,000, respectively, and unamortized deferred financing costs associated with the Series B Preferred Stock costs were approximately zero and $122,000, respectively. In 2019, the Company incurred debt financing costs related to the execution of the Polar Note (see note 8. Note Payable). At December 31, 2019, unamortized deferred financing cost related to the Polar Note were approximately $748,000. For the years ended December 31,

2019 and 2018, total amortization expense related to the mortgage notes payable deferred financing costs was approximately $470,000 and $529,000, respectively, and total amortization expense related to the Series B Preferred Stock costs was approximately $122,000 and $147,000, respectively.  For the year ended December 31, 2019, total amortization expense related to the Polar Note costs was approximately $373,000. Amortization of deferred financing costs are included in interest expense in the accompanying consolidated statements of operations.
Income Taxes.  We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), for federal income tax purposes. To maintain our qualification as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we maintain our qualification for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to maintain our qualification as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. We are subject to certain state and local income taxes. As of December 31, 2019, we had approximately $3.9 million of Federal net operating losses (NOLs) carry-forwards to offset potential future federal tax obligations. We may not generate sufficient taxable income in future periods to be able to realize fully the tax benefits of our NOL carry-forwards.
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
Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. Cash equivalents, mortgage notes receivable, tenant receivable and payables and accrued liabilities all approximate fair value due to their short term nature. During the year ended December 31, 2019, the Company measured the fair value of one of its real estate properties on a nonrecurring basis using Level 3 inputs. The Company estimated the fair value for the impaired real estate asset held for investment based on an estimated sales price, less estimated costs to sell.  Management believes that the recorded and fair values of notes payable are approximately the carrying value as of December 31, 2019 and 2018.
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
ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-9. Under ASC 610-20, if we determine we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.
Revenue Recognition and Accounts Receivables. We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured and record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed.

When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that the tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:
•whether the lease stipulates how a tenant improvement allowance may be spent;
•whether the amount of a tenant improvement allowance is in excess of market rates;
•whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•whether the tenant improvements are unique to the tenant or general-purpose in nature; and
•whether the tenant improvements are expected to have any residual value at the end of the lease.
We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
We make estimates of the collectability of our tenant receivables related to base rents, including deferred rent receivable, expense reimbursements and other revenue or income. We specifically analyze accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, we will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.
Effective January 1, 2018, (upon the adoption of ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-9”) sales of real estate are recognized generally upon the transfer of control, which usually occurs when the real estate is legally sold. Prior to January 1, 2018, sales of real estate were recognized only when sufficient down payments had been obtained, possession and other attributes of ownership had been transferred to the buyer and we had no significant continuing involvement. The application of these criteria can be complex and required us to make assumptions. We believe the relevant criteria were met for all real estate sold during the periods presented.
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
For the year ended December 31, 2019, the basic and diluted net loss per share are equivalent at $(0.03) per share because the Company had incurred a net loss causing any potentially dilutive securities to be anti-dilutive. For the year ended December 31, 2018, the basic and diluted net loss per share are equivalent at $0.19 because the Company had incurred a net loss causing any potentially dilutive securities to be anti-dilutive. Dilutive securities include non-vested restricted shares issued under the Company’s share-based incentive plan, shares issuable under certain of the Company’s partnership arrangements and shares issuable under stock purchase warrants. The calculation of net income (loss) per share includes dilutive shares totaling 746,517 shares for the year ended December 31, 2019 and excludes shares totaling 733,944 shares for the year ended December 31, 2018.
Subsequent Events. Management has evaluated subsequent events through the date that the accompanying financial statements were filed with the Securities and Exchange Commission (“SEC”) for transactions and other events which may require adjustment of and/or disclosure in such financial statements.
On February 5, 2020, we sold Centennial Tech Center for approximately $15.0 million and recognized a gain of approximately $4.3 million.

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
We adopted the standard effective January 1, 2019 and have elected to use January 1, 2019 as our date of initial application. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for periods presented before January 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. We evaluated all leases within this scope under existing accounting standards and under the new ASU lease standard and two right-of-use assets and lease liabilities were recognized for the year ended December 31, 2019. As of December 31, 2019, the right-of-use assets and liabilities was $661,000.
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
The new standard provided a practical expedient, which allows lessors to combine non-lease components with the related lease components if both the timing and pattern of transfer are the same for the non-lease component(s) and the related lease components, and the lease components would be classified as an operating lease. Lessors are permitted to apply the practical expedient to all existing leases on a retrospective or prospective basis. We elected the practical expedient to combine our lease and non-lease components that meet the defined criteria. The non-lease components of our leases primarily consist of common area maintenance reimbursements from our tenants.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. The pronouncement is effective for reporting periods beginning after December 15, 2017. We adopted the provisions of the ASU effective January 1, 2018 using the modified retrospective approach. As discussed above, leases are specifically excluded from this and will be governed by the applicable lease codification. We evaluated the revenue recognition for all contracts within this scope under existing accounting standards and under the new revenue recognition ASU and confirmed that there were no differences in the amounts recognized or the pattern of recognition. Therefore, the adoption of this ASU did not result in an adjustment to the company’s retained earnings on January 1, 2018.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Topics. The pronouncement requires companies to adopt a new approach to estimating credit losses on certain types of financial instruments, such as trade and other receivables and loans. The standard requires entities to estimate a lifetime expected credit loss for most financial instruments, including trade receivables. The pronouncement is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of the pronouncement. We evaluated the impact this pronouncement will have on our consolidated financial statements and do not believe that the pronouncement will have a material impact on our consolidated financial statements as the majority of our receivables are derived from operating leases and are excluded from this standard.
3. RECENT REAL ESTATE TRANSACTIONS
During year ended December 31, 2019 and 2018 we disposed of the following properties:
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
•During the year ended December 31, 2019, we disposed of 41 model homes for approximately $14.6 million and recognized a gain of approximately $1.2 million.
•In December 31, 2018, we sold the following:
◦Port of San Diego Complex for approximately $24.8 million and recognized a gain of approximately $10.0 million.
◦Yucca Valley Retail Center for approximately $7.8 million and recognized a gain of approximately $1.4 million.
◦Pacific Oaks Plaza for approximately $3.9 million and recognized a loss of approximately $232,000.
•During the year ended December 31, 2018, we disposed of 33 model homes for approximately $12.6 million and recognized a gain of approximately $988,000.
During the year ended December 31, 2019, the Company acquired 33 Model Homes properties and leased them back to the home builders. The purchase price for the properties totaled $13.0 million. The Company allocated the purchase price of the properties acquired during 2019 as follows:

	Land	Buildings and Other	Total Purchase Price
Model Home Properties	$2,495,436	$10,542,126	$13,037,562
During the year ended December 31, 2019, the Company disposed of real estate assets with a net carrying value of approximately $25.1 million and recorded a gain on sale of approximately $6.3 million
4.  REAL ESTATE ASSETS
The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, retail, and NNN leased model home properties located primarily in Southern California and Colorado, with four properties located in North Dakota. Our model home properties are located in seven states. As of December 31, 2019, the Company owned or had an equity interest in:
•Twelve office buildings and one industrial buildings  (“Office/Industrial Properties”) which total approximately 1,192,566 rentable square feet,
•Four retail shopping centers (“Retail Properties”) which total approximately 131,722 rentable square feet,
•One hundred thirty-six model homes owned by our affiliated limited partnerships and one corporation (“Model Home Properties”).

The Company’s real estate assets consisted of the following as of December 31, 2019 and 2018:

			Real estate assets, net (in thousands)
Property Name	Acquired	Location	2019	2018
Garden Gateway Plaza (1)	March 2007	Colorado Springs, Colorado	$11,428	$11,166
World Plaza (1)	September 2007	San Bernardino, California	8,305	6,180
Executive Office Park	July 2008	Colorado Springs, Colorado	7,723	7,976
Waterman Plaza	August 2008	San Bernardino, California	4,889	4,977
Morena Office Center (2)	January 2009	San Diego, California	—	4,716
Genesis Plaza	August 2010	San Diego, California	8,789	8,449
Dakota Center	May 2011	Fargo, North Dakota	8,855	9,139
The Presidio (3)	November 2012	Aurora, Colorado	—	6,499
Grand Pacific Center	March 2014	Bismarck, North Dakota	5,914	5,814
Union Terrace (1)	August 2014	Lakewood, Colorado	8,425	7,983
Centennial Tech Center (1) (4)	December 2014	Colorado Springs, Colorado	13,132	12,960
Arapahoe Center	December 2014	Centennial, Colorado	9,748	10,251
Union Town Center	December 2014	Colorado Springs, Colorado	9,612	9,904
West Fargo Industrial	August 2015	Fargo, North Dakota	7,212	7,243
300 N.P.	August 2015	Fargo, North Dakota	3,405	3,543
Research Parkway	August 2015	Colorado Springs, Colorado	2,512	2,589
One Park Centre	August 2015	Westminster, Colorado	8,518	8,453
Highland Court	August 2015	Centennial, Colorado	11,421	11,845
Shea Center II	December 2015	Highlands Ranch, Colorado	21,853	22,658
Office/Industrial and Retail Properties			151,741	162,345
Model Home Properties	2012-2019	AZ, CA, FL, IL, NC, NJ, PA, SC, TX, UT	48,466	48,763
	Total real estate assets and lease intangibles held for investment, net		$200,207	$211,108
(1)Property held for sale as of December 31, 2019.
(2)Morena Office Center sold on January 15, 2019.
(3)The Presidio sold on July 31, 2019.
(4)Centennial Tech Center sold for approximately $15.0 million on February 5, 2020.

The Company’s commercial properties are leased to tenants under non-cancelable operating leases for which terms and expirations vary.  Future minimum rental revenues under existing leases on Office/Industrial and Retail Properties as of December 31, 2019 are expected to be as follows:

2020	$16,907,553
2021	13,535,430
2022	10,425,658
2023	7,043,128
2024	5,336,123
Thereafter	5,428,467
Totals	$58,676,359

The Company generally rents Model Home Properties to homebuilders under non-cancelable lease agreements with a term of 18 months with an option to extend in six months increments. Future minimum rental revenues under existing leases on Model Home Properties as of December 31, 2019 are expected to be as follows:

2020	$3,016,320
2021	1,047,924
$4,064,244

5. LEASE INTANGIBLES
Lease intangibles consist of the following:

	December 31, 2019			December 31, 2018
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$4,360,027	$(3,283,027)	$1,077,000	$4,958,477	$(3,467,781)	$1,490,696
Leasing costs	2,937,976	(2,002,711)	935,265	3,628,080	(2,405,514)	1,222,566
Above-market leases	333,485	(240,739)	92,746	439,878	(291,666)	148,212
	$7,631,488	$(5,526,477)	$2,105,011	$9,026,435	$(6,164,961)	$2,861,474
As of December 31, 2019 and 2018, gross lease intangible assets of $2.3 million and $2.5 million, respectively, were included in real estate assets held for sale. As of December 31, 2019 and 2018, accumulated amortization related to the lease intangible assets of $1.4 million and $1.5 million, respectively, were included in real estate assets held for sale.
The net value of acquired intangible liabilities was $310,000 and $496,000 relating to below-market leases as of December 31, 2019 and 2018, respectively.
Aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

Year ending December 31,
2020	$687,974
2021	510,215
2022	360,116
2023	173,785
2024	118,989
Thereafter	253,932
Total	$2,105,011
The weighted average amortization period for the intangible assets as of December 31, 2019 was approximately 2.6 years. Lease intangible assets are amortized over the term of the related lease and included as a reduction of rental income in the Statement of Operations.
6. OTHER ASSETS
Other assets consist of the following:

	December 31, 2019	December 31, 2018
Deferred rent receivable	$2,680,886	$2,883,581
Prepaid expenses, deposits and other	601,897	407,106
Accounts receivable, net	1,336,122	2,845,314
Raw land	—	900,000
Right of use asset, net	561,375	—
Other intangibles, net	212,932	293,832
Notes receivable	316,374	316,374
Total other assets	$5,709,586	$7,646,207

7. MORTGAGE NOTES PAYABLE
Mortgage notes payable consisted of the following:

		Principal as of
		December 31,	December 31,	Loan Type	Interest Rate (1)
Mortgage note property	Notes	2019	2018			Maturity
Garden Gateway Plaza	(7)	$6,071,315	$6,270,896	Fixed	5.00%	2/5/2020
World Plaza	(4)	4,979,383	3,350,539	Variable	5.10%	7/5/2020
West Fargo Industrial		4,216,565	4,292,809	Fixed	4.79%	9/6/2020
Morena Office Center	(2)	—	1,567,358	Fixed	4.30%	6/1/2021
Waterman Plaza		3,274,097	3,369,960	Fixed	5.78%	4/29/2021
300 N.P.		2,311,738	2,348,443	Fixed	4.95%	6/11/2022
Highland Court		6,424,366	6,568,320	Fixed	3.82%	9/1/2022
Dakota Center		10,111,693	10,314,520	Fixed	4.74%	7/6/2024
Union Terrace		6,240,396	6,354,153	Fixed	4.50%	9/5/2024
The Presidio		—	5,992,905	Fixed	4.54%	12/1/2021
Centennial Tech Center	(6)	9,561,654	9,745,811	Fixed	4.43%	1/5/2024
Research Parkway		1,813,305	1,864,139	Fixed	3.94%	1/5/2025
Arapahoe Center		8,085,727	8,233,567	Fixed	4.34%	1/5/2025
Union Town Center		8,440,000	8,440,000	Fixed	4.28%	1/5/2025
Executive Office Park		4,839,576	4,947,808	Fixed	4.83%	6/1/2027
Genesis Plaza		6,378,110	6,476,032	Fixed	4.71%	8/25/2025
One Park Centre		6,487,532	6,585,922	Fixed	4.77%	9/5/2025
Shea Center II		17,727,500	17,727,500	Fixed	4.92%	1/5/2026
Grand Pacific Center	(3)	3,851,962	3,961,304	Fixed	4.02%	8/1/2037
Office/Industrial and Retail Properties		$110,814,919	$118,411,986
Model Home Properties		32,644,129	32,728,930	Fixed	(5)	2019-2022
Mortgage Notes Payable		$143,459,048	$151,140,916
Unamortized loan costs		(1,066,056)	(1,426,740)
Mortgage Notes Payable held for investment, net		$142,392,992	$149,714,176
(1)Interest rates as of December 31, 2019.
(2)Morena Office Center sold on January 15, 2019.
(3)Interest rate is subject to reset on September 1, 2023.
(4)Interest on this loan is ABR + 0.75% and LIBOR plus 2.75% For the year-ended December 31, 2019, the weighted average interest rate was 5.04%.
(5)Each Model Home has a stand-alone mortgage note at interest rates ranging from 3.8% to 5.6% (at December 31, 2019).

(6)Centennial Tech Center was held for sale as of December 31, 2019 and sold for approximately $15.0 million on February 5, 2020.
(7)The maturity date of the mortgage loan was extended to August 5, 2021.

The Company is in compliance with all conditions and covenants of its mortgage notes payable.
Scheduled principal payments of mortgage notes payable are as follows:

Years ending December 31:	Office/Industrial and Retail Notes Payable	Model Home Properties Notes Payable	Principal Payments
2020	$16,871,952	$12,294,895	$29,166,847
2021	4,960,217	11,932,259	$16,892,476
2022	10,055,657	8,416,975	$18,472,632
2023	1,783,291	—	$1,783,291
2024	24,813,868	—	$24,813,868
Thereafter	52,329,934	—	$52,329,934
Total	$110,814,919	$32,644,129	$143,459,048

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

The principal balance of the Note as of December 31, 2019 consists of cash received of $12,600,000 and Original Issue Discount ("OID") of $1,400,000. The OID has been recorded on the accompanying consolidated balance sheets as a direct deduction from the principal of the Note and is recognized as interest expense over the term of the Note commencing on September 17, 2019 through October 1, 2020. The unrecognized OID totaled approximately $1.0 million as of December 31, 2019. The accretion of the OID recognized during the year ended December 31, 2019 was $387,000.

The Company incurred approximately $1.1 million in legal and underwriting costs related to the transaction. These costs have been recorded as debt issuance costs on the accompanying consolidated balance sheets as a direct deduction from the principal of the Note and are being amortized over the term of the Note. Amortization expense totaling approximately $373,000 was included in interest expenses for the year ended December 31, 2019, in the accompanying condensed consolidated statements of operations. The unamortized debt issuance costs totaled $748,000 as of December 31, 2019.

Under the terms of the Polar Note, the Company is subject to certain financial covenants including maintaining a debt to property fair value ratio of no greater than 75%. As of December 31, 2019, the Company is in compliance with such covenants.
9. SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK
In August 2014, the Company closed on a private placement offering of its mandatorily redeemable Series B Preferred Stock (“Series B Preferred Stock”). The financing was funded in installments and completed on December 24, 2015. As of December 31, 2015, the Company had issued 35,000 shares of its Series B Preferred Stock. As of December 31, 2019 and 2018, the outstanding number of shares was zero and 16,900, respectively. The Company has classified the Series B Preferred Stock as a liability in accordance with ASC Topic No. 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the accompanying consolidated statements of operations.

The Series B Preferred Stock was scheduled to be redeemed on August 1, 2017; however, the Company had two one-year options to extend the redemption date. The Company exercised both one-year option to extend the redemption date to August 1,

2019 and paid total extension fees of $307,000. The Company incurred approximately $3.1 million in legal and underwriting costs related to this offering. These costs were recorded as deferred financing costs on the accompanying consolidated balance sheets as a direct deduction from the carrying amount of that debt liability and are being amortized over the term of the agreement. Amortization expense totaling approximately $122,000 and $147,000 was included in interest expense for the year ended December 31, 2019 and 2018, respectively, in the accompanying condensed consolidated statements of operations. The unamortized deferred stock costs totaled zero and $122,000 as of December 31, 2019 and 2018, respectively.
During the year ended December 31, 2019, the Company redeemed all of the 16,900 shares of its remaining Series B Preferred Stock for $16.9 million. During the year ended December 31, 2018, the Company redeemed 13,800 shares of its Series B preferred stock for $13.8 million. As of December 31, 2019, no Series B Preferred Stock remained outstanding and as of December 31, 2018, 16,900 shares were outstanding.
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
11. STOCKHOLDERS’ EQUITY
Preferred Stock. The Company is authorized to issue up to 1,000,000 shares of Preferred Stock (the “Preferred Stock”). The Preferred Stock may be issued from time to time in one or more series. The Board of Directors is authorized to fix the number of shares of any series of the Preferred Stock, to determine the designation of any such series, and to determine or alter the rights granted to or imposed upon any wholly unissued series of Preferred Stock including the dividend rights, dividend rate, conversion rights, voting rights, redemption rights (including sinking fund provisions), redemption price, and liquidation preference.
Common Stock. The Company is authorized to issue up to 100,000,000 shares of Series A Common Stock and 9,000,000 shares of Series C Common Stock (“collectively, Common Stock”) $0.01 par value and 1,000 shares of Series B Common Stock $0.01 par value. The Common Stock and the Series B Common Stock have identical rights, preferences, terms and conditions except that the Series B Common Stockholders are not entitled to receive any portion of Company assets in the event of Company liquidation. There have been no Series B or Series C Common Stock issued. Each share of Common Stock entitles the holder to one vote. The Common Stock is not subject to redemption and it does not have any preference, conversion, exchange or pre-emptive rights. The articles of incorporation contain a restriction on ownership of the Common Stock that prevents one person from owning more than 9.8% of the outstanding shares of common stock.
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
Cash Dividends. For the year ended December 31, 2019 and 2018, the Company declared cash dividends of $1.1 million for each year or at a rate of $0.06 per share.
Dividend Reinvestment Plan. The Company had adopted a distribution reinvestment plan that allowed stockholders to have dividends or other distributions otherwise distributable to them invested in additional shares of Company common stock. The Company registered 3,000,000 of common stock pursuant to the dividend reinvestment plan. The purchase price per share is 95% of the price the Company was formerly selling its shares for $10.00 per share. No sales commission or dealer manager fee will be paid on shares sold through the dividend reinvestment plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all Participants at least thirty (30) days prior to such record date. The dividend reinvestment plan became effective on January 23, 2012 and was suspended on December 7, 2018. No dividend reinvestments were made for the year ended December 31, 2019. As of December 31, 2019, approximately $17.4 million or 1,834,147 shares of common stock have been issued under the dividend reinvestment plan to date.
12. SHARE-BASED INCENTIVE PLAN
The Company maintains a restricted stock incentive plan for the purpose of attracting and retaining officers, key employees and non-employee board members. Share awards vest in equal annual installments over a three to ten year period from date of issuance. Non-vested shares have voting rights and are eligible for any dividends paid to common shares. The Company recognized compensation cost for these fixed awards over the service vesting period, which represents the requisite service period, using the straight-line method. The value of non-vested shares was calculated based on the offering price of the shares in the most recent private placement offering of $10.00, adjusted for stock dividends since granted and assumed selling costs (currently $4.01), which management believes approximates fair market value as of the date of grant.
A summary of the activity for the Company’s restricted stock was as follows:

Outstanding shares:	Common Shares

Balance at December 31, 2018	239,312
Granted	153,062
Forfeited	(14,340)
Vested	(126,149)
Balance at December 31, 2019	251,885
The non-vested restricted shares outstanding as of December 31, 2019 will vest over the next one to ten years.
The value of non-vested restricted stock granted for the years ended December 31, 2019 and 2018 was approximately $1.7 million and $2.1 million, respectively.
Share-based compensation expense for the years ended December 31, 2019 and 2018 was approximately $686,000 and $461,000, respectively.
13. RELATED PARTY TRANSACTIONS
During the year ended December 31, 2019, the Company leased a portion of its corporate headquarters in San Diego, California to an entity 100% owned by the Company’s Chairman and Chief Executive Officer. Total rents charged and paid by this affiliate was approximately $9,000 and $36,000 for the years ended December 31, 2019 and 2018, respectively.

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
The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the years ended December 31, 2019 and 2018, respectively.

	For the Year Ended December 31,
	2019	2018
Office/Industrial Properties:
Rental income	$21,490,215	$24,037,363
Property and related expenses	(9,317,720)	(9,494,885)
Net operating income, as defined	12,172,495	14,542,478
Model Home Properties:
Rental income	4,194,489	4,642,159
Property and related expenses	(193,367)	(174,238)
Net operating income, as defined	4,001,122	4,467,921
Retail Properties:
Rental income	2,956,407	3,664,491
Property and related expenses	(899,487)	(1,217,596)
Net operating income, as defined	2,056,920	2,446,895
Reconciliation to net income:
Total net operating income, as defined, for reportable segments	18,230,537	21,457,294
General and administrative expenses	(5,268,315)	(4,532,703)
Depreciation and amortization	(7,364,688)	(9,101,605)
Interest expense	(10,649,646)	(13,041,016)
Interest income	141,306	55,909
Gain on sale of real estate	6,319,272	12,200,138
Deferred offering cost	—	(1,507,599)
Impairment of real estate	—	(532,951)
Acquisition costs	(24,269)	(26,177)
Income tax expense	(611,263)	(518,567)
Net income	$772,934	$4,452,723

Assets by Reportable Segment:	December 31, 2019	December 31, 2018
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$126,421,648	$138,694,773
Total assets (2)	$131,180,612	$143,620,315
Model Home Properties:
Land, buildings and improvements, net (1)	$48,466,371	$48,762,869
Total assets (2)	$51,389,400	$48,864,060
Retail Properties:
Land, buildings and improvements, net (1)	$25,318,601	$23,650,423
Total assets (2)	$26,588,254	$27,702,384
Reconciliation to Total Assets:
Total assets for reportable segments	$209,158,266	$220,186,759
Other unallocated assets:
Cash and cash equivalents	10,391,275	9,776,215
Other assets, net	1,234,867	3,087,066
Total Assets	$220,784,408	$233,050,040
________________________________________________________
(1)Includes lease intangibles and the land purchase option related to property acquisitions.
(2)Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

Capital Expenditures by Reportable Segment
	For the Year Ended December 31,
	2019	2018
Office/Industrial Properties:
Capital expenditures and tenant improvements	$6,373,464	$3,340,023

Model Home Properties:
Acquisition of operating properties	13,037,562	17,326,915

Retail Properties:
Capital expenditures and tenant improvements	20,247	19,260

Totals:
Acquisition of operating properties, net	13,037,562	17,326,915
Capital expenditures and tenant improvements	6,393,711	3,359,283
Total real estate investments	$19,431,273	$20,686,198

Presidio Property Trust, Inc. and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation and Amortization – as of December 31, 2019

All amounts are in thousands		Initial Cost				Total Cost			(1)
Property Name/ Location	Encumbrances	Land Cost	Building and Improvements	Acquisition Price	Capitalized Improvements	Land Cost	Building & Improvements	Total Cost	Accumulated Depreciation & Depreciation	Reserve for Impairment	NBV Real Estate	Date Acquired	Year Built/ Renovated
Garden Gateway, Colorado Springs, CO (2)	$6,071	$3,035	$12,091	$15,126	$3,293	$3,035	$10,874	$17,202	$5,774	—	$11,428	03/07	1982/2006
Executive Park, Colorado Springs, CO	4,840	1,266	8,815	10,081	1,511	1,266	7,880	10,657	2,934	—	7,723	07/08	2000
Genesis Plaza, San Diego, CA	6,378	1,400	8,600	10,000	2,423	1,400	8,071	11,894	3,105	—	8,789	08/10	1989
Dakota Center, Fargo, ND	10,112	832	8,743	9,575	1,270	832	9,917	12,019	3,165	—	8,854	05/11	1982
Grand Pacific Center, Bismarck, ND	3,852	413	4,926	5,339	872	413	6,099	7,384	1,470	—	5,914	03/14	1976
Union Terrace, Lakewood, CO (2)	6,240	1,717	7,708	9,425	3,750	1,717	5,853	11,320	2,895	—	8,425	08/14	1982
Centennial Tech Center, Colorado Springs, CO (2) (3)	9,562	2,025	13,475	15,500	3,545	2,025	10,556	16,126	2,994	—	13,132	12/14	1999
Arapahoe Center, Centennial, CO	8,086	1,420	10,430	11,850	2,076	1,420	8,857	12,353	2,605	—	9,748	12/14	2000
West Fargo Industrial, Fargo, ND	4,216	1,693	6,207	7,900	234	1,693	6,063	7,990	778	—	7,212	08/15	1998/2005
300 N.P., Fargo, ND	2,312	135	3,715	3,850	317	135	3,589	4,041	636	—	3,405	08/15	1922
Highland Court, Centennial, CO	6,424	3,608	9,442	13,050	3,384	3,608	7,767	14,759	3,339	—	11,420	08/15	1984
One Park Centre, Westminster, CO	6,488	1,206	7,944	9,150	1,357	1,206	7,416	9,979	1,460	—	8,519	08/15	1983
Shea Center II, Highlands Ranch, CO	17,728	2,214	23,747	25,961	5,711	2,214	19,515	27,440	5,587	—	21,853	12/15	2000
Total Office/ Industrial properties	92,309	20,964	125,843	146,807	29,743	20,964	112,457	163,164	36,742	—	126,422

World Plaza , San Bernardino, CA (2)	4,979	1,698	6,232	7,930	749	1,698	8,803	11,250	2,246	700	8,304	09/07	1974
Waterman Plaza, San Bernardino, CA	3,274	2,350	4,814	7,164	239	2,383	4,324	6,946	1,224	833	4,889	08/08	2008
Union Town Center, Colorado Springs, CO	8,440	1,750	9,462	11,212	504	1,750	8,932	11,186	1,574	—	9,612	12/14	2003
Research Parkway, Colorado Springs, CO	1,813	408	2,442	2,850	164	408	2,349	2,921	408	—	2,513	8/15/2016	2003
Total Retail properties	18,506	6,206	22,950	29,156	1,656	6,239	24,408	32,303	5,452	1,533	25,318

Model Homes -NDMHR, LP	2,840	1,387	7,019	8,406	—	984	4,331	5,315	339	—	4,976	2010-2016	2010-2016
Model Homes-DMH LP #202	4,784	1,384	7,381	8,765	—	1,152	6,332	7,484	378	—	7,106	2014-2018	2014-2018
Model Homes-DMH LP #203	8,650	1,911	10,220	12,131	—	2,359	10,803	13,162	513		12,649	2016-2019	2016-2019
Model Homes-DMH LP #204	5,851	1,409	6,522	7,931		1,545	7,209	8,754	271		8,483	2018-2019	2018-2019
Model Homes-DMH LP #205	3,687	1,021	4,309	5,330	—	1,021	4,309	5,330	35	—	5,295	2019	2019
Model Homes-NMH Inc.	6,832	1,998	11,247	13,245	—	1,620	8,722	10,342	384	—	9,958	2016-2019	2016-2019
Total Model Home properties	32,644	9,110	46,698	55,808	—	8,681	41,706	50,387	1,920	—	48,467
											—
CONSOLIDATED TOTALS:	$143,459	$36,280	$195,491	$231,771	$31,399	$35,884	$178,571	$245,854	$44,114	$1,533	$200,207
(1)Depreciation is computed on a straight-line basis using useful lives up to 39 years.
(2)Property held for sale as of December 31, 2019.
(3)Centennial Tech Center sold for approximately $15.0 million on February 5, 2020.

Presidio Property Trust, Inc. and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation and Amortization (continued) – as of December 31, 2019

	For the Year Ended December 31,
	2019	2018
Real estate
Balance at the beginning of the year	$254,675,874	$274,546,199
Acquisitions	13,037,562	17,326,915
Improvements	6,393,711	3,359,283
Impairments	—	(532,951)
Dispositions of real estate	(29,786,565)	(40,023,572)
Balance at the end of the year	$244,320,582	$254,675,874
Accumulated depreciation and amortization
Balance at the beginning of the year	$(43,567,809)	$(40,012,255)
Depreciation and amortization expense	(6,693,613)	(8,452,012)
Dispositions of real estate	6,147,460	4,896,458
Balance at the end of the year	$(44,113,962)	$(43,567,809)

Real estate assets, net	$200,206,620	$211,108,065