Form 10-Q
period 2020-03-31
Presidio Property Trust, Inc.
filed 2020-05-15
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
At May 14, 2020, registrant had issued and outstanding 17,728,908 shares of its Series A common stock, $0.01 par value.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report and in our other filings with the Securities and Exchange Commission (the “SEC”). Forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, financial condition, liquidity, capital resources, cash flows, results of operations and other financial and operating information. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “should,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Important factors that may cause actual results to differ from projections include, but are not limited to:
•the potential adverse effects of the COVID-19 virus and ensuing economic turmoil on the financial condition, results of operations, cash flows and performance of the Company, particularly our ability to collect rent, resulting from adverse changes on the financial condition, results of operations, cash flows and performance of our tenants, and on the global economy and financial markets; adverse economic conditions in the real estate market and overall financial market fluctuations (including, without limitation, as a result of the current COVID-19 pandemic);
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

ITEM 1. FINANCIAL STATEMENTS
Presidio Property Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$27,242,954	$27,024,601
Buildings and improvements	140,172,074	139,267,377
Tenant improvements	14,968,991	14,282,502
Lease intangibles	5,321,296	5,321,296
Real estate assets and lease intangibles held for investment, cost	187,705,315	185,895,776
Accumulated depreciation and amortization	(30,603,911)	(29,316,098)
Real estate assets and lease intangibles held for investment, net	157,101,404	156,579,678
Real estate assets held for sale, net	22,090,530	43,626,942
Real estate assets, net	179,191,934	200,206,620
Cash, cash equivalents and restricted cash	8,982,679	10,391,275
Deferred leasing costs, net	1,745,325	2,053,927
Goodwill	2,423,000	2,423,000
Other assets, net	3,999,350	5,709,586
TOTAL ASSETS	$196,342,288	$220,784,408
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$114,700,145	$114,090,245
Mortgage notes payable related to properties held for sale, net	12,423,400	28,302,747
Mortgage notes payable, total net	127,123,545	142,392,992
Note payable, net	7,632,556	12,238,692
Accounts payable and accrued liabilities	4,034,753	5,673,815
Accrued real estate taxes	1,751,297	2,987,601
Lease liability, net	121,203	560,188
Below-market leases, net	267,337	309,932
Total liabilities	140,930,691	164,163,220
Commitments and contingencies (Note 9)
Equity:
Series A Common Stock, 0.01 par value, shares authorized: 100,000,000; 17,763,683 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	177,638	177,638
Additional paid-in capital	152,040,300	152,040,300
Dividends and accumulated losses	(114,144,274)	(113,037,144)
Total stockholders' equity before noncontrolling interest	38,073,664	39,180,794
Noncontrolling interest	17,337,933	17,440,394
Total equity	55,411,597	56,621,188
TOTAL LIABILITIES AND EQUITY	$196,342,288	$220,784,408
See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Rental income	$6,785,685	$6,895,180
Fees and other income	243,466	284,084
Total revenue	7,029,151	7,179,264
Costs and expenses:
Rental operating costs	2,381,092	2,763,550
General and administrative	1,351,345	1,760,703
Depreciation and amortization	1,574,526	2,210,081
Total costs and expenses	5,306,963	6,734,334
Other income (expense):
Interest expense-Series B preferred stock	—	(648,451)
Interest expense-mortgage notes	(1,687,776)	(1,896,752)
Interest expense - note payable	(866,070)	—
Interest and other income (expense), net	(6,995)	5,524
(Loss) gain on sales of real estate, net	(9,835)	1,214,242
Income tax expense	(83,631)	(81,430)
Total other income (expense), net	(2,654,307)	(1,406,867)
Net loss	(932,119)	(961,937)
Less: Income attributable to noncontrolling interests	(175,011)	(766,455)
Net loss attributable to Presidio Property Trust, Inc. common stockholders	$(1,107,130)	$(1,728,392)
Basic and diluted loss per common share	$(0.06)	$(0.10)
Weighted average number of common shares outstanding - basic and diluted	17,763,683	17,734,797
See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Common Stock		Additional Paid-in Capital	Dividends and Accumulated Losses	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2019	17,763,683	$177,638	$152,040,300	$(113,037,144)	$39,180,794	$17,440,394	$56,621,188
Net loss	—	—	—	(1,107,130)	(1,107,130)	175,011	(932,119)
Distributions in excess of contributions received	—	—	—	—	—	(277,472)	(277,472)
Balance, March 31, 2020	17,763,683	$177,638	$152,040,300	$(114,144,274)	$38,073,664	$17,337,933	$55,411,597

	Common Stock		Additional Paid-in Capital	Dividends and Accumulated Losses	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2018	17,721,422	$177,216	$151,582,017	$(111,343,840)	$40,415,393	$15,725,650	$56,141,043
Net loss	—	—	—	(1,728,392)	(1,728,392)	766,455	(961,937)
Dividends paid	—	—	—	(150)	(150)	—	(150)
Distributions in excess of contributions received	—	—	—	—	—	(258,708)	(258,708)
Repurchase of common stock	(14,322)	(143)	(52,006)		(52,149)	—	(52,149)
Vesting of restricted stock	26,847	268	230,615	—	230,883	—	230,883
Balance, March 31, 2019	17,733,947	$177,341	$151,760,626	$(113,072,382)	$38,865,585	$16,233,397	$55,098,982
See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(932,119)	$(961,937)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,574,526	2,210,081
Stock compensation	157,371	433,285
Bad debt expense	—	18,139
Loss (gain) on sale of real estate assets, net	9,835	(1,214,242)
Accretion of original issue discount	337,802	—
Amortization of financing costs	363,183	227,374
Amortization of above-market leases	12,671	17,455
Amortization of below-market leases	(42,595)	(47,599)
Straight-line rent adjustment	(52,941)	(14,856)
Changes in operating assets and liabilities:
Other assets	1,947,145	2,051,150
Accounts payable and accrued liabilities	(2,612,649)	(459,901)
Accrued real estate taxes	(1,236,304)	(941,134)
Net cash (used in) provided by operating activities	(474,075)	1,317,815
Cash flows from investing activities:
Real estate acquisitions	(3,573,743)	—
Additions to buildings and tenant improvements	(889,673)	(2,696,422)
Additions to deferred leasing costs	—	(151,903)
Proceeds from sales of real estate, net	24,587,128	10,836,118
Net cash provided by investing activities	20,123,712	7,987,793
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	4,347,502	3,674,303
Repayment of mortgage notes payable	(19,803,831)	(7,682,670)
Repayment of note payable	(5,224,401)	—
Redemption of mandatorily redeemable preferred stock	—	(900,000)
Payment of deferred offering costs	(100,031)	—
Contributions from noncontrolling interests, net of distributions paid	(277,472)	(258,708)
Dividends paid to stockholders	—	(1,075,521)
Net cash used in financing activities	(21,058,233)	(6,242,596)
Net (decrease) increase in cash equivalents and restricted cash	(1,408,596)	3,063,012
Cash, cash equivalents and restricted cash - beginning of period	10,391,275	9,776,215
Cash, cash equivalents and restricted cash - end of period	$8,982,679	$12,839,227
Supplemental disclosure of cash flow information:
Interest paid-Series B preferred stock	$—	$580,650
Interest paid-mortgage notes payable	$1,674,483	$1,727,008
Interest paid-notes payable	$247,805	$—
Unpaid deferred offering costs	$14,608	$—
See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2020
1. ORGANIZATION
Organization. Presidio Property Trust, Inc. (“we”, “our”, “us” or the “Company”) is an internally managed diversified real estate investment trust (“REIT”), with holdings in office, industrial, retail, and model home properties. NetREIT was incorporated in California on January 28, 1999, and was merged into NetREIT, Inc., a Maryland corporation, on August 4, 2010. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” The Company’s portfolio includes the following properties:
•Ten office buildings and one industrial property (“Office/Industrial Properties”) which total approximately 998,016 rentable square feet;
•Four retail shopping centers (“Retail Properties”) which total approximately 131,722 rentable square feet; and
•138 model home residential properties (“Model Homes”) leased back on a triple-net basis to homebuilders that are owned by five affiliated limited partnerships and one wholly-owned corporation (“Model Home Properties”).
The Company or one of its affiliates operates the following partnerships during the periods covered by these condensed consolidated financial statements:
•The Company is the sole general partner and a limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), all with ownership interests in entities that own real estate income producing properties.
•The Company is the general and/or limited partner in five limited partnerships that purchase Model Homes and lease them back to homebuilders (Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP, Dubose Model Home Investors #204, LP, Dubose Model Home Investors #205, LP and NetREIT Dubose Model Home REIT, LP). The Company refers to these entities collectively as the “Model Home Partnerships”.
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
Liquidity. On September 17, 2019 the Company executed a Promissory Note (“Note”) pursuant to which Polar Multi-Strategy Master Fund (“Polar”), executed a loan in the principal amount of $14.0 million to the Company. The Note bears interest at a fixed rate of 8% per annum and requires monthly interest-only payments. The final payment due at maturity, October 1, 2020 (or March 31, 2021, if extended pursuant to the Note), includes payment of the outstanding principal and accrued and unpaid interest. The Company used the proceeds of the Note from Polar to redeem all of the outstanding shares of the Series B Preferred Stock.

For the nine months remaining in 2020 and the year ending December 31, 2021, we have $20.2 million and $23.4 million of mortgage notes payable maturing, respectively, related to our properties. Certain properties will be sold and the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes will be refinanced. For the year ending December 31, 2020, we have $9.9 million of mortgage notes payable maturing related to the model homes properties and $10.3 million of mortgage notes payable maturing related to the commercial properties.
2. SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2020.
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statement and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the three months ended March 31, 2020 and 2019, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the SEC on March 13, 2020. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020 due to seasonal variations and other factors, such as the effects of the novel coronavirus (“COVID-19”) and its possible influence on our future results.
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
Cash Equivalents and Restricted Cash. At March 31, 2020 and December 31, 2019, we had approximately $6.1 million and $5.7 million in cash equivalents, respectively, and $2.9 million and $4.7 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash and cash in our operating accounts and are held in bank accounts at third party institutions. Restricted cash consists of funds used for property taxes, insurance, capital expenditures and leasing commissions.
Real Estate Held for Sale. Real estate held for sale during the current period is classified as “real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Mortgage notes payable related to the real estate held for sale during the current period are classified as “mortgage notes payable related to real estate held for sale, net” for all prior periods presented in the accompanying condensed consolidated financial statements. As of March 31, 2020, three properties meet the criteria to be classified as held for sale, which are World Plaza, Garden Gateway and one of the four buildings at Executive Office Park.
Impairments of Real Estate Asset. We review for impairment on a property by property basis. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. The calculation of both discounted and undiscounted cash flows requires management to make estimates of future cash flows including revenues, operating expenses, required maintenance and development expenditures, market conditions, demand for space by tenants and rental rates over long periods. Since our properties typically have a long life, the assumptions used to estimate the future recoverability of carrying value requires significant management judgment. Actual results could be significantly different from the estimates. These estimates have a direct impact on net income because recording an impairment charge results in a negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.
Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. Although our strategy is to hold our properties over the long-term, if our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to fair value and such loss could be material.
Despite certain economic triggering events that occurred in late March due to the impact of COVID-19, the Company determined that no impairment existed as of March 31, 2020, as there were no significant changes to undiscounted cash flows as of March 31, 2020. Therefore, no impairment charge was recorded during the three months ended March 31, 2020.
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
Correction of Previously Issued Financial Information. We have corrected certain information in the current quarter related to the subsequent event disclosure surrounding the sale of Centennial Technology Center as well certain information related to our Segments footnote as reported in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 13, 2020. These corrections were disclosure based in nature and had no impact on our previously reported financial statements as of December 31, 2019.
Recently Issued and Adopted Accounting Pronouncements.  In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform which provides optional expedients and exceptions in order to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting as it relates to contracts, hedging relationships and other transactions by allowing companies to modify contracts that previously contained LIBOR rates without evaluating whether the modification constituted a new contract. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, and are used on a prospective basis upon adoption. The Company adopted this guidance as of March 2020 noting no impact to the financial statements.
In March 2017, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, amended in February 2020 with ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842). ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. While ASU 2016-13 was effective for periods beginning after December 15, 2019, the issuance of ASU 2020-02 has allowed for the delay in adoption for certain smaller public companies, and is now effective for fiscal periods beginning after December 15, 2022. Retrospective adjustments shall be applied through a cumulative-effect adjustment to retained earnings. The Company is continuing to evaluate the impact of this guidance on its financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. This guidance is effective for public companies in fiscal years beginning after December 15, 2019 with early adoption permitted. The Company adopted this guidance as of January 1, 2020 and noted no impact on its consolidated financial statements.
3. RECENT REAL ESTATE TRANSACTIONS
During the three months ended March 31, 2020, the Company disposed of the following properties:
•Centennial Tech Center, which was sold on February 5, 2020 for approximately $15.0 million and the Company recognized a loss of approximately $913,000.
•Union Terrace, which was sold on March 13, 2020 for approximately $11.3 million and the Company recognized a gain of approximately $688,000.
During the three months ended March 31, 2020, the Company acquired 10 model homes for approximately $3.6 million. The purchase price was paid through cash payments of approximately $1.1 million and mortgage notes of approximately $2.5 million.
During the three months ended March 31, 2020, the Company disposed of 8 model homes for approximately $2.8 million and recognized a gain of approximately $215,000.
During the three months ended March 31, 2019, the Company disposed of the following property:
•Morena Office Center, which was sold on January 15, 2019 for approximately $5.6 million and the Company recognized a gain of approximately $700,000.
During the three months ended March 31, 2019, the Company disposed of 15 model homes for approximately $5.8 million and recognized a gain of approximately $514,000.

4. REAL ESTATE ASSETS
A summary of the properties owned by the Company as of March 31, 2020 is as follows:

Property Name	Date Acquired	Location	Real estate assets, net (in thousands)
Garden Gateway Plaza (1)	March 2007	Colorado Springs, Colorado	$11,440
World Plaza (1)	September 2007	San Bernardino, California	8,334
Executive Office Park (2)	July 2008	Colorado Springs, Colorado	7,654
Waterman Plaza	August 2008	San Bernardino, California	4,867
Genesis Plaza	August 2010	San Diego, California	8,721
Dakota Center	May 2011	Fargo, North Dakota	8,772
Grand Pacific Center	March 2014	Bismarck, North Dakota	5,885
Arapahoe Center	December 2014	Centennial, Colorado	9,619
Union Town Center	December 2014	Colorado Springs, Colorado	9,552
West Fargo Industrial	August 2015	West Fargo, North Dakota	7,188
300 N.P.	August 2015	Fargo, North Dakota	3,371
Research Parkway	August 2015	Colorado Springs, Colorado	2,492
One Park Center	August 2015	Westminster, Colorado	8,898
Highland Court	August 2015	Centennial, Colorado	11,260
Shea Center II	December 2015	Highlands Ranch, Colorado	21,706
Presidio Property Trust, Inc. properties			129,759
Model Home properties	2014-2020	AZ, FL, IL, PA, TX, WI	49,433
Total real estate assets and lease intangibles, net			$179,192
(1)Properties held for sale as of March 31, 2020.
(2)One of four buildings in the property is held for sale as of March 31, 2020.

Geographic Diversification Tables
The following tables show a list of commercial properties owned by the Company grouped by state and geographic region as of March 31, 2020:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	3	134,787	11.9%	$2,369,118	15.8%
Colorado	8	597,912	52.9%	9,115,780	60.7%
North Dakota	4	397,039	35.2%	3,528,918	23.5%
Total	15	1,129,738	100.0%	$15,013,816	100.0%

The following tables show a list of our Model Home properties by geographic region as of March 31, 2020:

Geographic Region	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate of Aggregate % Annual Rent
Southwest	111	323,635	82.9%	$3,301,032	79.7%
Southeast	20	45,727	11.7%	551,088	13.3%
Midwest	2	6,602	1.7%	99,276	2.4%
East	2	5,255	1.3%	70,716	1.7%
Northeast	3	9,271	2.4%	121,020	2.9%
Total	138	390,490	100.0%	$4,143,132	100.0%

5. LEASE INTANGIBLES
The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	March 31, 2020			December 31, 2019
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$3,186,889	$(2,592,558)	$594,331	$4,360,027	$(3,283,027)	$1,077,000
Leasing costs	1,800,922	(1,455,228)	345,694	2,937,976	(2,002,711)	935,265
Above-market leases	333,485	(253,410)	80,075	333,485	(240,739)	92,746
	$5,321,296	$(4,301,196)	$1,020,100	$7,631,488	$(5,526,477)	$2,105,011
As of March 31, 2020 there were no gross lease intangible assets included in real estate assets held for sale. As of December 31, 2019, there was $2.3 million gross lease intangible assets included in real estate assets held for sale, with $1.4 million of accumulated amortization related to the lease intangible assets netted against real estate assets held for sale.
The net value of acquired intangible liabilities was $267,337 and $310,000 relating to below-market leases as of March 31, 2020 and December 31, 2019, respectively.
Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

Nine months remaining in 2020	$397,753
Years ending December 31:
2021	372,484
2022	202,479
2023	17,663
2024	17,663
Thereafter	12,058
Total	$1,020,100
The weighted average remaining amortization period of the intangible assets as of March 31, 2020 is 1.9 years.
6. OTHER ASSETS
Other assets consist of the following:

	March 31, 2020	December 31, 2019
Deferred rent receivable	$2,019,632	$2,680,886
Prepaid expenses, deposits and other	488,280	601,897
Accounts receivable, net	860,388	1,336,122
Right-of-use assets, net	121,969	561,375
Other intangibles, net	192,707	212,932
Notes receivable	316,374	316,374
Total other assets	$3,999,350	$5,709,586

7. MORTGAGE NOTES PAYABLE
Mortgage notes payable consist of the following:

Mortgage note property	Notes	Principal as of		Loan Type	Interest Rate (1)	Maturity
		March 31,	December 31,
		2020	2019
Garden Gateway Plaza	(3)	$6,019,844	$6,071,315	Fixed	5.00%	8/5/2021
World Plaza	(3)(4)	4,953,556	4,979,383	Variable	4.41%	7/5/2020
West Fargo Industrial		4,196,788	4,216,565	Fixed	4.79%	9/6/2020
Waterman Plaza		3,254,223	3,274,097	Fixed	5.78%	4/29/2021
300 N.P.		2,302,197	2,311,738	Fixed	4.95%	6/11/2022
Highland Court		6,387,511	6,424,366	Fixed	3.82%	9/1/2022
Dakota Center		10,059,135	10,111,693	Fixed	4.74%	7/6/2024
Union Terrace	(2)	—	6,240,396	Fixed	4.50%	9/5/2024
Centennial Tech Center	(2)	—	9,561,654	Fixed	4.43%	1/5/2024
Research Parkway		1,800,281	1,813,305	Fixed	3.94%	1/5/2025
Arapahoe Service Center		8,047,511	8,085,727	Fixed	4.34%	1/5/2025
Union Town Center		8,416,833	8,440,000	Fixed	4.28%	1/5/2025
Executive Office Park	(3)	4,811,730	4,839,576	Fixed	4.83%	6/1/2027
Genesis Plaza		6,352,694	6,378,110	Fixed	4.71%	9/6/2025
One Park Centre		6,461,980	6,487,532	Fixed	4.77%	9/5/2025
Shea Center II		17,727,500	17,727,500	Fixed	4.92%	1/5/2026
Grand Pacific Center	(5)	3,823,965	3,851,962	Fixed	4.02%	8/1/2037
Subtotal, Presidio Property Trust, Inc. Properties		94,615,748	110,814,919
Model Home mortgage notes		33,386,972	32,644,129	Fixed	(6)	2019-2023
Mortgage Notes Payable		$128,002,720	$143,459,048
Unamortized loan costs		(879,175)	(1,066,056)
Mortgage Notes Payable, net		$127,123,545	$142,392,992
(1)Interest rates as of March 31, 2020.
(2)Centennial Tech Center and Union Terrace were sold on February 5, 2020 and March 13, 2020, respectively.
(3)Properties held for sale as of March 31, 2020. Only one of four buildings at Executive Office Park were classified as held for sale.
(4)Interest on this loan is ABR plus 0.75% and LIBOR plus 2.75%. For the three months ended March 31, 2020, the weighted average interest rate was 4.41%.
(5)Interest rate is subject to reset on September 1, 2023. Each model home has a stand-alone mortgage note at interest rates ranging from 3.44% to 5.63% per annum at March 31, 2020.
The Company is in compliance with all material conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable were as follows as of March 31, 2020:

	Presidio Property Trust, Inc. Notes Payable	Model Homes Notes Payable	Total Principal Payments
Nine months remaining in 2020	$10,312,547	$9,903,239	$20,215,786
Years ending December 31:
2021	10,472,745	12,949,485	$23,422,230
2022	9,710,259	8,345,200	$18,055,459
2023	1,422,043	2,189,048	$3,611,091
2024	10,365,425	—	$10,365,425
Thereafter	52,332,729	—	$52,332,729
Total	$94,615,748	$33,386,972	$128,002,720

8. NOTE PAYABLE

On September 17, 2019, the Company executed a Promissory Note pursuant to which Polar Multi-Strategy Master Fund (“Polar”), extended a loan in the principal amount of $14.0 million to the Company ("Polar Note"). The Polar Note bears interest at a fixed rate of 8% per annum and requires monthly interest-only payments. The final payment due at maturity, October 1, 2020 (or March 31, 2021, if extended pursuant to the Polar Note), includes payment of the outstanding principal and accrued and unpaid interest. The Company may repay the Polar Note at any time, subject to the payment of an Optional Redemption Fee (as defined in the Polar Note), if applicable. Such fee is not applicable to repayments made from the proceeds of property sales.

The principal balance of the Polar Note as of March 31, 2020 consists of cash received, less cash repayments from property sales of $7.4 million and Original Issue Discount ("OID") of $1.4 million. The OID has been recorded on the accompanying consolidated balance sheets as a direct deduction from the principal of the Note and is recognized as interest expense over the term of the Note commencing on September 17, 2019 through October 1, 2020. The unrecognized OID totaled approximately $675,000 as of March 31, 2020. The accretion of the OID recognized during the three months ended March 31, 2020 was $338,000.

The Company incurred approximately $1.1 million in legal and underwriting costs related to the transaction. These costs have been recorded as debt issuance costs on the accompanying condensed consolidated balance sheets as a direct deduction from the principal of the Note and are being amortized over the term of the Note. Amortization expense totaling approximately $280,000 was included in interest expenses for the three months ended March 31, 2020, in the accompanying condensed consolidated statements of operations. The unamortized debt issuance costs totaled $0.5 million as of March 31, 2020.

Under the terms of the Polar Note, the Company is subject to certain financial covenants including maintaining a debt to property fair value ratio of no greater than 75%. As of March 31, 2020, the Company is in compliance with such covenants.
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
The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of March 31, 2020, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

10. SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK
During the year ended December 31, 2019, the Company redeemed all of its remaining 16,900 shares of its Series B Preferred Stock for $16.9 million. As of March 31, 2020 and December 31, 2019, no Series B Preferred Stock remained outstanding. Amortization expense totaling approximately $61,000 was included in interest expense for the three months ended March 31, 2019 in the accompanying condensed consolidated statements of operations. The unamortized deferred costs totaled zero as of March 31, 2020 and December 31, 2019, respectively.
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
Common Stock. The Company is authorized to issue up to 100,000,000 shares of Series A Common Stock, 9,000,000 shares of Series C Common Stock (collectively, "Common Stock") $0.01 par value and 1,000 shares of Series B Common Stock $0.01 par value (“Series B Common Stock”). The Common Stock and the Series B Common Stock have identical rights, preferences, terms and conditions except that the holders of Series B Common Stock are not entitled to receive any portion of Company assets in the event of Company liquidation. There have been no Series B or Series C Common Stock issued. Each share of Common Stock and Series B Common Stock entitles the holder to one vote. The Common Stock and Series B Common Stock are not subject to redemption and do not have any preference, conversion, exchange or preemptive rights. The articles of incorporation contain a restriction on ownership of the common stock that prevents one person from owning more than 9.8% of the outstanding shares of common stock.
Cash Dividends.   During the three months ended March 31, 2020 the Company paid no cash dividend. During the three months ended March 31, 2019 the Company paid a cash dividend of approximately $1.1 million or $0.06 per share.
Dividend Reinvestment Plan. The Company had adopted a distribution reinvestment plan (“Plan) that allowed stockholders to receive dividends and other distributions otherwise distributable to them invested in additional shares of the Company’s common stock. The Company registered 3,000,000 shares of common stock pursuant to the Plan. The purchase price per share used in the past was 95% of the price the Company sold its shares or $9.50 per share. No sales commission or dealer manager fee were paid on shares sold through the Plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all participants at least thirty (30) days prior to such record date.The Plan became effective on January 23, 2012 and was suspended on December 7, 2018. As of March 31, 2020, approximately $17.4 million or approximately 1,834,147 shares of common stock have been issued under the Plan. No shares were issued under the Plan during the three months ended March 31, 2020.
Stock-Based Compensation. The Company recognizes noncash compensation expense ratably over the vesting period, and accordingly, we recognized $157,000 and $433,000 in noncash compensation expense for the three-month periods ended March 31, 2020 and 2019, respectively, which is included in general and administrative expense on the condensed consolidated statements of operations.
12.  RELATED PARTY TRANSACTIONS
The Company leases a portion of its corporate headquarters in San Diego, California to entities 100% owned by the Company’s Chairman and Chief Executive Officer. Rental income recorded for the three months ended March 31, 2020 and 2019 totaled $2,700 and $1,000, respectively.
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
The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the three months ended March 31, 2020:

	For the Three Months Ended March 31,
	2020	2019
Office/Industrial Properties:
Rental, fees and other income	$4,984,942	$5,454,153
Property and related expenses	(2,015,624)	(2,504,787)
Net operating income, as defined	2,969,318	2,949,366
Model Home Properties:
Rental, fees and other income	1,116,730	1,081,684
Property and related expenses	(46,260)	(50,422)
Net operating income, as defined	1,070,470	1,031,262
Retail Properties:
Rental, fees and other income	927,479	643,427
Property and related expenses	(319,208)	(208,341)
Net operating income, as defined	608,271	435,086
Reconciliation to net loss:
Total net operating income, as defined, for reportable segments	4,648,059	4,415,714
General and administrative expenses	(1,351,345)	(1,760,703)
Depreciation and amortization	(1,574,526)	(2,210,081)
Interest expense	(2,553,846)	(2,545,203)
Other income (expense)	(6,995)	5,524
Income tax expense	(83,631)	(81,430)
Gain on sale of real estate	(9,835)	1,214,242
Net loss	$(932,119)	$(961,937)

Assets by Reportable Segment:	March 31, 2020	December 31, 2019
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$104,424,683	$126,421,648
Total assets (2)	$105,759,056	$131,180,612
Model Home Properties:
Land, buildings and improvements, net (1)	$49,433,519	$48,466,371
Total assets (2)	$48,298,760	$51,389,400
Retail Properties:
Land, buildings and improvements, net (1)	$25,244,792	$25,318,601
Total assets (2)	$26,704,009	$26,588,254
Reconciliation to Total Assets:
Total assets for reportable segments	$180,761,825	$209,158,266
Other unallocated assets:
Cash, cash equivalents and restricted cash	1,730,789	1,591,041
Other assets, net	13,849,674	10,035,101
Total Assets	$196,342,288	$220,784,408
(1)Includes lease intangibles and the land purchase option related to property acquisitions.
(2)Includes land, buildings and improvements, cash, cash equivalents, and restricted cash, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

Capital Expenditures by Reportable Segment	For the Three Months Ended March 31,
	2020	2019
Office/Industrial Properties:
Capital expenditures and tenant improvements	$881,497	$2,696,422
Model Home Properties:
Acquisition of operating properties	3,573,743	—
Retail Properties:
Capital expenditures and tenant improvements	8,176	—
Totals:
Acquisition of operating properties, net	3,573,743	—
Capital expenditures and tenant improvements	889,673	2,696,422
Total real estate investments	$4,463,416	$2,696,422

14. SUBSEQUENT EVENTS
On April 22, 2020, the Company received an Economic Injury Disaster Loan of $10,000 from the Small Business Administration which will provide economic relief during the COVID-19 pandemic. This loan advance is not required to be repaid, has no stipulations on use, and has been recorded as fees and other income in the Condensed Consolidated Statements of Operations during the second quarter of 2020. We intend to use the funds for general corporate purposes.
On April 30, 2020, the Company received a Paycheck Protection Program loan of $462,000 from the Small Business Administration which will provide additional economic relief during the COVID-19 pandemic. The loan will be fully forgiven should the funds be used for payroll related costs, mortgage interest, rent and utilities, as long as our employee headcount remains consistent with our baseline period over an eight week period following the date the loan was received, otherwise the loan will be repaid over two years following a six month deferral. The loan has been recorded in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets during the second quarter of 2020. We intend to use the funds primarily to cover payroll related costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 13, 2020.

We may refer to the three months ended March 31, 2020 and March 31, 2019 as the “2020 Quarter” and the “2019 Quarter,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Currently, one of the most significant factors is the potential adverse effect of the COVID-19 virus and ensuing economic turmoil on the financial condition, results of operations, cash flows and performance of Presidio, particularly our ability to collect rent, on the financial condition, results of operations, cash flows and performance of our tenants, and on the global economy and financial markets. The extent to which COVID-19 impacts the Company and its tenants will depend on current and future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 13, 2020, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Additional factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to the risks associated with the ownership of real estate in general and our real estate assets in particular; the economic health of the metro regions where we conduct business; the risk of failure to enter into/and or complete contemplated acquisitions and dispositions, within the price ranges anticipated and on the terms and timing anticipated; changes in the composition of our portfolio; fluctuations in interest rates; reductions in or actual or threatened changes to the timing of federal government spending; the risks related to use of third-party providers and joint venture partners; the ability to control our operating expenses; the economic health of our tenants; the supply of competing properties; shifts away from brick and mortar stores to e-commerce; the availability and terms of financing and capital and the general volatility of securities markets; compliance with applicable laws, including those concerning the environment and access by persons with disabilities; terrorist attacks or actions and/or cyber-attacks; weather conditions, natural disasters and pandemics; ability to maintain key personnel; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2019 Form 10-K filed on March 13, 2020, and subsequent Quarterly Reports on Form 10-Q. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.
Outlook

On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has caused state and local governments within our areas of business operations to institute quarantines, “shelter-in-place” mandates, including rules and restrictions on travel and the types of businesses that may continue to operate. We continue to monitor our operations and government recommendations and have modified our normal operations, including requiring our employees to work remotely with the exception of essential personnel.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law to provide widespread emergency relief for the economy and to provide aid to corporations. The CARES Act includes several significant provisions related to taxes, refundable payroll tax credits and deferment of social security payments.

We continue to evaluate the relief options for us and our tenants available under the CARES Act, as well as other emergency relief initiatives and stimulus packages instituted by the federal government. A number of the relief options contain restrictions on future business activities, including ability to repurchase shares and pay dividends, that require careful evaluation and consideration. We will continue to assess these options, and any subsequent legislation or other relief packages, including the accompanying restrictions on our business, as the effects of the pandemic continue to evolve.

The effects of the COVID-19 pandemic did not significantly impact our operating results during the first quarter of 2020. However, we expect the COVID-19 outbreak may materially affect our financial condition and results of operations going forward, including, but not limited to, real estate rental revenues, credit losses, leasing activity, and potentially the valuation of our real estate assets. We continue to monitor and communicate with our tenants to assess their needs and ability to pay rent. We currently expect rent deferrals, abatements and credit losses from our commercial tenants during the remainder of 2020 may have a material impact on our real estate rental revenue and cash collections. We also expect that the effects of the COVID-19 pandemic will impact our ability to lease up available commercial space. A number of our commercial tenants have announced temporary closures of their offices or stores and requested rent deferral or rent abatement during this pandemic. Our business operations and activities in many regions may be subject to quarantines, "shelter-in-place" rules, and various other restrictions for the foreseeable future. We are currently negotiating lease amendments with certain tenants who have demonstrated financial distress caused by the COVID-19 pandemic, which may include rent deferral, temporary rent abatement, or reduced rental rates and/or lease extension periods. Due to the uncertainty of the future impacts of the COVID-19 pandemic, the extent of the financial impact cannot be reasonably estimated at this time. For more information, see Part II - Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW
The Company operates as an internally managed, diversified REIT, with holdings in office, industrial, retail, and model home properties. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” The Company acquires, owns and manages a geographically diversified portfolio of real estate assets including office, industrial, retail and model home residential properties leased to homebuilders located throughout the United States. As of March 31, 2020, the Company owned or had an equity interest in:
•Ten office buildings and one industrial property (“Office/Industrial Properties”), which totals approximately 998,016 rentable square feet;
•Four retail shopping centers (“Retail Properties”), which total approximately 131,722 rentable square feet; and
•138 Model Homes leased back on a triple-net basis to homebuilders that are owned by five affiliated limited partnerships and one wholly-owned corporation (“Model Home Properties”).
The Company’s office, industrial and retail properties are located primarily in Colorado, with four properties located in North Dakota and three in California. While geographical clustering of real estate enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, it makes us susceptible to changing market conditions in these discrete geographic areas, including those that have developed as a result of COVID-19. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year or has been operating for three years.
Most of our office and retail properties are leased to a variety of tenants ranging from small businesses to large public companies, many of which are not investment grade. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having net leases that require the tenant to pay all of the operating expense (NNN leases) or pay increases in operating expenses over specific base years. Most of our office leases are for terms of 3 to 5 years with annual rental increases. Our model homes are typically leased back for 2 to 3 years to the homebuilder on a triple net lease. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property.
We seek to diversify our portfolio by commercial real estate segments to reduce the adverse effect of a single under-performing segment, geographic market and/or tenant. We further supplement this at the tenant level through our credit review process, which varies by tenant class. For example, our commercial and industrial tenants tend to be corporations or individual owned businesses.  In these cases, we typically obtain financial records, including financial statements and tax returns (depending on the circumstance), and run credit reports for any prospective tenant to support our decision to enter into a rental arrangement. We also typically obtain security deposits from these commercial tenants. Our Model Home commercial tenants are reputable homebuilders with established credit histories. These tenants are subjected to financial review and analysis prior to us entering into a sales-leaseback transaction.

SIGNIFICANT TRANSACTIONS IN 2020 AND 2019
Acquisitions - During the three months ended March 31, 2020, the Company acquired 10 model homes for approximately $3.6 million and leased them back to the homebuilders. The purchase price was paid through cash payments of approximately $1.1 million and mortgage notes of approximately $2.5 million. The Company did not acquire any properties during the three months ended March 31, 2019.

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
We disposed of the following properties during the three months ended March 31, 2020:
•Centennial Tech Center, which was sold on February 5, 2020 for approximately $15.0 million and the Company recognized a gain of approximately $913,000.
•Union Terrace, which was sold on March 13, 2020 for approximately $11.3 million and the Company recognized a loss of approximately $688,000.
•The Company disposed of 8 model homes for approximately $2.8 million and recognized a gain of approximately $0.2 million.
We disposed of the following properties during the three months ended March 31, 2019:
•On January 15, 2019, the Company sold the Morena Office Center for approximately $5.6 million and the Company recognized a gain of approximately $700,000;
•The Company disposed of 15 model homes for approximately $5.8 million and recognized a gain of approximately $514,000.
CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 13, 2020.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019.
The discussion that follows is based on our consolidated results of operations for the 2020 Quarter and 2019 Quarter. Although the COVID-19 pandemic did not significantly impact our operating results for the 2020 Quarter, we expect that the effects of the COVID-19 pandemic may significantly adversely affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, real estate rental revenues, credit losses, and leasing activity, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous factors, many of which are outside of our control, as discussed under “Risk Factors.”

Revenues. Total revenue was $7.0 million for the three months ended March 31, 2020 compared to $7.2 million for the same period in 2019, a decrease of $0.2 million or 2.1%, which is due to a net decrease in rental income related to the sale of three properties throughout 2019 and two properties during the quarter ended March 31, 2020. The decrease in rental income is also offset by $53,000 related to the increase in occupancy to 85.6% as of March 31, 2020 compared to 81.1% for the same period in 2019.
Rental Operating Costs. Rental operating costs decreased by $382,000 to $2.4 million for the three months ended March 31, 2020, compared to $2.8 million for the same period in 2019. Rental operating costs as a percentage of total revenue decreased to 33.9% as compared to 38.5% for the three months ended March 31, 2020 and 2019, respectively. The decrease in rental operating costs for the three months ended March 31, 2020 as compared to 2019 is due to the sale of three properties throughout 2019 and two properties during the quarter ended March 31, 2020, as well as the mix of properties held to include a higher percentage of model homes period over period, which have significantly lower operating costs.
General and Administrative Expenses. General & Administrative ("G&A") expenses decreased by $409,000 for the three months ended March 31, 2020 compared to the same period in 2019. G&A expenses as a percentage of total revenue was 19.2% and 24.5% for three months ended March 31, 2020 and 2019, respectively. The decrease in G&A expenses for the three months ended March 31, 2020 as compared to 2019 is mainly due to an decrease in stock compensation expense.
Depreciation and Amortization.  Depreciation and amortization expense totaled approximately $1.6 million for the three months ended March 31, 2020, compared to approximately $2.2 million for the same period in 2019, representing a decrease of approximately $636,000 or 28.8%. The decrease in depreciation and amortization expense in 2020 compared to the same period in 2019 is primarily due to the sale of three properties throughout 2019 and two properties during the three months ended March 31, 2020.
Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three months ended March 31, 2020 and 2019, management did not believe any impairment charge was required. Management considered the impact of COVID-19 on all assets as of March 31, 2020 and determined that there was not sufficient data available to indicate an impairment had occurred as of that date.
Interest Expense-Series B Preferred Stock. The Series B Preferred Stock issued in August 2014 included a mandatory redemption provision and therefore, was treated as a liability for financial reporting purposes. The interest paid and accrued and the amortization of the deferred offering costs are considered interest expense. The Series B Preferred Stock was redeemed during 2019 and was no longer outstanding as of September 30, 2019. Interest expense, including amortization of the deferred offering costs, totaled $0.6 million for the three months ended March 31, 2019.
Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges was $1.7 million for the three months ended March 31, 2020 compared to $1.9 million for the same period in 2019, a decrease of $209,000 or 11.0%. The decrease in interest expense relates to the decreased number of commercial properties owned in 2020 compared to 2019 and the related debt. The weighted average interest rate on our outstanding debt was 4.6% and 4.7% as of March 31, 2020 and 2019, respectively.
Gain on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2020 and 2019" above for further detail.
Income allocated to non-controlling interests. Income allocated to non-controlling interests for the three months ended March 31, 2020 totaled approximately $175,000 when compared to the income allocated during the three months ended March 31, 2019 of $766,000. The increase is related to the higher allocated net gain on sale Model Homes and properties held in joint interest during the three months ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES
Overview
As the local and global economies have weakened as a result of COVID-19, ensuring adequate liquidity is critical. We believe we have access to adequate resources to meet the needs of our existing operations and working capital, to the extent we are not funded by cash provided by operating activities. However, we expect the COVID-19 pandemic may adversely impact our future operating cash flows due to the inability of some of our tenants to pay their rent on time or at all. We are currently negotiating lease amendments with certain tenants who have demonstrated financial distress caused by the COVID-19 pandemic, which may include rent deferral, temporary rent abatement, or reduced rental rates and/or lease extensions, which may affect our short-term liquidity. The COVID-19 pandemic may also make financing more difficult for us to obtain, as well as for prospective buyers of our properties to obtain, resulting in difficulty in selling assets within our expected timeframe, or for our expected sales price.
Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings, financial aid from government programs instituted as a result of COVID-19, and the possible sale of additional equity/debt securities. Our cash and restricted cash at March 31, 2020 was $9.0 million, which included our available liquidity of cash and cash equivalents of $6.1 million. On April 22, 2020, the Company received an Economic Injury Disaster Loan of $10,000 and on April 30, 2020, the Company received a Paycheck Protection Program loan of $462,000, each from the Small Business Administration which will provide additional economic relief during the COVID-19 pandemic. We intend to use the funds for general corporate purposes and payroll related costs, respectively.
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
Our short-term liquidity needs include paying down the remaining balance of the Polar Note, paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders. For the nine months remaining in 2020 and the year ending December 31, 2021, we have $9.9 million and $12.9 million of mortgage notes payable due, respectively, related to the Model Home Properties. Certain Model Home Properties will be sold and the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes will be refinanced. For the nine months remaining in 2020 and the year ending December 31, 2021, we have $10.3 million and $10.5 million of mortgage notes payable due, respectively, related to the commercial properties. We plan to sell properties or refinance a significant portion of the mortgage notes payable, in the event the commercial property securing the respective mortgage note is not sold on or before maturity. We believe that the cash flow from our existing portfolio, distributions from joint ventures in Model Home partnerships and property sales during 2020 will be sufficient to fund our near-term operating costs, capital expenditures and future dividends that may be paid to stockholders. If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, or we will reduce the rate of dividends to the stockholders. For the three months ended March 31, 2020, we have not paid any cash dividends to our common stockholders.
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

Cash Equivalents and Restricted Cash
At March 31, 2020 and December 31, 2019, we had approximately $6.1 million and $5.7 million in cash equivalents, respectively, and $2.9 million and $4.7 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts and cash held in bank accounts at third party institutions. During 2020 and 2019, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $1.7 million of our cash balance is intended for capital expenditures on existing properties (net of deposits held in reserve accounts by our lenders). We intend to use the remainder of our existing cash and cash equivalents for pay off of principal debt, general corporate purposes or dividends to our stockholders.
Secured Debt
As of March 31, 2020, the Company had one variable-rate mortgage note payable with a principal amount of $5.0 million and fixed-rate mortgage notes payable in the aggregate principal amount of $89.7 million, collateralized by a total of 15 commercial properties with loan terms at issuance ranging from 1 to 22 years. The weighted-average interest rate on these mortgage notes payable as of March 31, 2020 was approximately 4.6%, and our debt to estimated market value of these properties was approximately 57.2%.
As of March 31, 2020, the Company had 138 fixed-rate mortgage notes payable in the aggregate principal amount of $33.4 million, collateralized by a total of 138 Model Homes. These loans generally have a term at issuance of three to five years.  As of March 31, 2020, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $241,000 and 4.5%, respectively. Our debt to estimated market value on these properties is approximately 59.1%. The Company has guaranteed between 25% - 100% of these mortgage loans.
We have been able to refinance maturing mortgages to extend maturity dates and we have not experienced any notable difficulties financing our acquisitions.
Cash Flows for the three months ended March 31, 2020 and March 31, 2019.
Operating Activities: Net cash provided by operating activities for the three months ended March 31, 2020 decreased by approximately $1.8 million to approximately $(0.5) million from $1.3 million for the three months ended March 31, 2019. The decrease in net cash provided by operating activities is due to lower non-cash items and changes in operating assets and liabilities, particularly due to gains on the sale of real estate of $1.2 million recognized during the three months ended March 31, 2019 for which there was no comparable gain during the three months ended March 31, 2020. See further detail of gains and losses on property sales in “Significant Transactions in 2020 and 2019” above.
Investing Activities: Net cash provided by investing activities during the three months ended March 31, 2020 was approximately $20.1 million compared to approximately $8.0 million of cash used in investing activities during the same period in 2019. During the three months ended March 31, 2020, the Company received gross proceeds from the sale of two office buildings for approximately $26.3 million, and $2.8 million from the sale of 8 Model Homes which was offset by the purchase of 10 Model Homes for approximately $3.6 million and capital expenditures of approximately $0.9 million, of which $0.5 million related to tenant improvements for the new tenant at One Park Center. During the three months ended March 31, 2019, the Company received gross proceeds from sales of 15 Model Homes for approximately $5.8 million and gross proceeds of $5.6 million from the sale of one office building.
We currently project that we could spend up to $1.7 million (net of deposits held in reserve accounts by lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio on an annual basis. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures in the future due to rising construction costs. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.
Financing Activities: Net cash used in financing activities during the three months ended March 31, 2020 was $21.1 million compared to $6.2 million used in financing activities for the same period in 2019 and was primarily due to the following activities for the three months ended March 31, 2020:
•Net increase in repayment of mortgage notes payable of $12.1 million
•Net increase in repayment of the Polar note payable of $5.2 million; offset by

•Net decrease in dividends paid to stockholders of $1.1 million; and
•Net increase in proceeds from mortage notes of $0.7 million.
Off-Balance Sheet Arrangements
As of March 31, 2020, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.
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
The following table presents our FFO and MFFO for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Net loss	$(1,107,130)	$(1,728,392)
Adjustments:
Income attributable to noncontrolling interests	175,011	766,455
Depreciation and amortization	1,574,526	2,210,081
Impairment of real estate assets	—	—
Loss (gain) on sale of real estate assets	9,835	(1,214,242)
FFO	$652,242	$33,902
Straight-line rent adjustment	$(52,941)	$(14,856)
Amortization of above and below market leases, net	(29,924)	(30,144)
Restricted stock compensation	157,371	433,285
Amortization of financing costs	363,183	227,374
Real estate acquisition costs	$—	$—
MFFO	1,089,931	649,561
No conclusion or comparisons should be made from the presentation of these figures.
Same-Store Property Operating Results for the three months ended March 31, 2020 and 2019.
The table below presents the operating results for the Company’s commercial properties owned as of January 1st for each of the three months ended March 31, 2020 and 2019, thereby excluding the impact on our results of operations from the real estate properties acquired subsequently. The table below excludes model home operations as the rental rates do not fluctuate during the term of the lease and there are no operating expenses. The Company believes that this type of non-GAAP financial measure, when considered with our financial statements prepared in accordance with GAAP, allows investors to better understand the Company’s operating results. Properties are included in this analysis if they were owned and operated for the entirety of both periods being compared. Further, same-property operating results is a measure for which there is no standard definition and, as such, it is not consistently defined or reported on among the Company’s peers, and thus may not provide an adequate basis for comparison between REITs.
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

	For the Three Months Ended March 31,		Variance
	2020	2019	$	%
Rental revenues	$5,252,388	$4,781,416	$470,972	9.9%
Rental operating costs	$2,239,930	$2,164,461	75,469	3.5%
Net operating income	$3,012,458	$2,616,955	$395,503	15.1%
Operating Ratios:
Number of same properties	15	15
Occupancy, end of period	85.6%	81.1%		4.5%
Operating costs as a percentage of total revenues	42.6%	45.3%		(2.7)%
Overview
Same-store property NOI increased 15.1% for the three months ended March 31, 2020 compared to the corresponding period in 2019 primarily due to increased occupancy rates and lower rental operating cost. Rental revenues for the three months ended March 31, 2020 increased by 9.9% compared to the same period in 2019 primarily due to the replacement of a major tenant at World Plaza, bringing that property to 100% occupancy from 24% during the previous period. Rental operating cost decreased by 3.5% for the three months ended March 31, 2020 compared to the same period in 2019 due to the mix of properties held.
Leasing
Our same-store NOI increase for the three months ended March 31, 2020 compared to the corresponding period in 2019 was primarily driven by increased occupancy rates and lower rental operating cost. Over the long-term, we believe that the infill nature and strong demographics of our properties have provided us with a strategic advantage, allowing us to maintain relatively high occupancy and increase rental rates. We have continued to see signs of improvement for many of our tenants as well as increased interest from prospective tenants for our spaces. While there can be no assurance that these positive signs will continue, we remain cautiously optimistic regarding the trends we have seen over the past few years. We believe the locations of our properties and diverse tenant base mitigate the potentially negative impact of a poor economic environment, including that which as has arisen due to COVID-19. However, any reduction in our tenants' abilities to pay base rent, percentage rent or other charges during the COVID-19 pandemic, may adversely affect our financial condition and results of operations.
During the three months ended March 31, 2020, we signed twelve comparable leases (four new leases and eight leases renewals) for a total of 46,845 square feet of comparable space, at an average rental rate decrease of 8.9% on a cash basis due to rent abatement periods and an average rental increase of 8.8% on a straight-line basis. New leases for comparable office spaces were signed for 10,570 square feet at an average rental rate decrease of 33.8% on a cash basis due to rent abatement periods and increase of 1.8% on a straight-line basis. Renewals for comparable office spaces were signed for 36,275 square feet at an average rental rate decrease of 1.9% on a cash basis and increase of 10.5% on a straight-line basis.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required
ITEM 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Furthermore, we do not believe that these controls have been impacted by COVID-19 related circumstances, including remote work arrangements with our employees.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors
The following supplements and updates the risk factors in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. If any of the risks discussed below or in our Annual Report on Form 10-K occur, our business, prospects, liquidity, financial condition and results of operations (individually and collectively referred to in the following risk factor as “Financial Performance”) could be materially and adversely affected. Some statements in this Quarterly Report on Form 10-Q, including statements in the following risk factors, constitute forward-looking statements. Please refer to the introductory section of this Quarterly Report on Form 10-Q, preceding Part I, "Financial Information," entitled “Cautionary Statements.”

Risks Related to COVID-19

The current outbreak of the novel coronavirus (COVID-19), and the resulting volatility it has created, has disrupted our business and we expect that the COVID-19 pandemic, may significantly and adversely impact our business, financial condition and results of operations going forward, and that other potential pandemics or outbreaks, could materially adversely affect our business, financial condition, results of operations and cash flows in the future. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets, and could potentially create widespread business continuity issues of an unknown magnitude and duration.

Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States (including the states and cities that comprise the San Diego, California; Denver and Colorado Springs, Colorado; Fargo and Bismarck, North Dakota; and other metro regions, where we own and operate properties) have also instituted quarantines, "shelter in place" mandates, including rules and restrictions on travel and the types of businesses that may continue to operate. As a result, the COVID-19 pandemic is negatively impacting almost every industry, both inside and outside these metro regions, directly or indirectly and has created business continuity issues. For instance, a number of our commercial tenants have announced temporary closures of their offices or stores and requested temporary rent deferral or rent abatement during this pandemic. In addition, jurisdictions where we own and operate properties have implemented, or may implement, rent freezes, eviction freezes, or other similar restrictions. The full extent of the impacts on our business are largely uncertain and dependent on a number of factors beyond our control.

As a result of the effects of the COVID-19 pandemic, we may be impacted by one or more of the following:

•a decrease in real estate rental revenue (our primary source of operating cash flow), as a result of temporary rent deferrals, rent abatement and/or rent reductions, rent freezes or declines impacting new and renewal rental rates on properties, longer lease-up periods for both anticipated and unanticipated vacancies (in part, due to “shelter-in-place” mandates), lower revenue recognized as a result of waiving late fees, as well as our tenants’ ability and willingness to pay rent, and our ability to continue to collect rents, on a timely basis or at all;
•a complete or partial closure of one or more of our properties resulting from government or tenant action (as of May 15, 2020, many of our commercial properties are operating on a limited basis pursuant to local government orders, except for essential businesses);

•reductions in demand for commercial space and the inability to provide physical tours of our commercial spaces may result in our inability to renew leases, re-lease space as leases expire, or lease vacant space, particularly without concessions, or a decline in rental rates on new leases;

•the inability of one or more major tenants to pay rent, or the bankruptcy or insolvency of one or more major tenants, may be increased due to a downturn in its business or a weakening of its financial condition as a result of shelter-in-place orders, phased re-opening of its business, or other pandemic related causes;

•the inability to decrease certain fixed expenses at our properties despite decreased operations at such properties;

•the inability of our third-party service providers to adequately perform their property management and/or leasing activities at our properties due to decreased on-site staff;

•the effect of existing and future orders by governmental authorities in any of our markets, which might require homebuilders to cease operations for an uncertain or indefinite period of time, which could significantly affect new home orders and deliveries, and negatively impact their home sales revenue and ability to perform on their lease obligations to the Company in such markets;

•difficulty accessing capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital and our commercial tenants' ability to fund their business operations and meet their obligations to us;

•the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of debt agreements;

•a decline in the market value of real estate may result in the carrying value of certain real estate assets exceeding their fair value, which may require us to recognize an impairment to those assets;

•future delays in the supply of products or services may negatively impact our ability to complete the renovations and lease-up of our buildings on schedule or for their original estimated cost;

•a general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow or change the complexion of our portfolio of properties;

•our insurance may not cover loss of revenue or other expenses resulting from the pandemic and related shelter-in-place rules;

•unanticipated costs and operating expenses and decreased anticipated revenue related to compliance with regulations, such as additional expenses related to staff working remotely, requirements to provide employees with additional mandatory paid time off and increased expenses related to sanitation measures performed at each of our properties, as well as additional expenses incurred to protect the welfare of our employees, such as expanded access to health services;

•the potential for one or more members of our senior management team to become sick with COVID-19 and the loss of such services could adversely affect our business;

•the increased vulnerability to cyber-attacks or cyber intrusions while employees are working remotely has the potential to disrupt our operations or cause material harm to our financial condition; and

•complying with REIT requirements during a period of reduced cash flow could cause us to liquidate otherwise attractive investments or borrow funds on unfavorable conditions.

The significance, extent and duration of the impact of COVID-19 remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19, the extent and effectiveness of the containment measures taken, and the response of the overall economy, the financial markets and the population, once the current containment measures are lifted.

The rapid development and volatility of this situation precludes us from making any prediction as to the ultimate adverse impact of COVID-19. As a result, we cannot provide an estimate of the overall impact of the COVID-19 pandemic on our business or when, or if, we (or our tenants) will be able to resume fully normal operations. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our business, financial performance and condition, operating results and cash flows.

The impact of COVID-19 may also exacerbate other risks discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K, any of which could have a material effect on us.
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
31.1
Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

31.2
Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

31.3
Certification of the Company's Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

32.1	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL	Instance Document
101.SCH	XBRL	Taxonomy Extension Schema Document
101.CAL	XBRL	Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL	Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL	Taxonomy Extension Label Linkbase Document
101.PRE	XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2020	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

	By:	/s/ Adam Sragovicz
	Name:	Adam Sragovicz
	Title:	Chief Financial Officer

	By:	/s/ Jessica Joelson
	Name:	Jessica Joelson
	Title:	Chief Accounting Officer