Form 10-K/A
period 2019-12-31
Presidio Property Trust, Inc.
filed 2020-06-12
CIK 1080657

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

Common Stock, Series A, $0.01 par value

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

At June 12, 2020, registrant had issued and outstanding 17,847,455 shares of its Series A common stock $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 13, 2020, Presidio Property Trust, Inc. (“Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“Form 10-K”) with the Securities and Exchange Commission (“SEC”). This Amendment No. 1 amends Part III of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits certain Part III information to be incorporated in the Original Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after the fiscal year-end. The Company had intended to incorporate information that is required to be filed pursuant to Part III of Form 10-K from the Company’s definitive proxy statement for its 2020 annual meeting of stockholders. The Company availed itself of the relief granted by the SEC pursuant to Release No. 34-88465 issued on March 25, 2020, which permits a registrant to file certain reports with the SEC up to 45 days after the original due date for the reports if the registrant’s ability to file such reports has been delayed due to circumstances related to or affected by the recent outbreak of the COVID-19 pandemic.

We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by us within 120 days after the end of the fiscal year covered by the Original Form 10-K. The reference on the cover page of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted.

In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we have also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. Since no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, since no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

In accordance with applicable law and our charter and bylaws, the business and affairs of the Company are managed under the direction of our Board of Directors, which consists of nine directors, five of whom are independent directors. Our Board of Directors has limited discretion to adjust the size of the Board of Directors. Our Board of Directors has formed three standing committees: the Audit Committee; the Compensation Committee; and the Nominating and Corporate Governance Committee. Each committee is comprised solely of independent directors.

As of the date of this Amendment No. 1, our directors, their ages, and their principal occupation / positions are as follows:

Name	Age	Principal Occupation / Position(s)
Jack K. Heilbron^	69	Chairman of the Board of Directors, CEO and President
Larry G. Dubose^	70	Director; Director and President of Dubose Advisors, LLC
David T. Bruen†	75	Lead Independent Director; Retired, Commercial Banker, San Diego National Bank
Jennifer A. Barnes†	40	Independent Director; CEO and Founder, Optima Office, Inc.
Shirley Y. Bullard†	68	Independent Director; Chief of Staff to President, The Ken Blanchard Companies
James R. Durfey†	69	Independent Director; Retired, VP of Office Properties, American Assets Trust, Inc.
Kenneth W. Elsberry†	82	Director; Retired, former CFO, Presidio Property Trust, Inc.
Laureen E. Ong†	67	Independent Director; Retired, President, The Travel Channel
Sumner J. Rollings†	71	Independent Director; Retired, CEO, Rolling Wheel Restaurant, Inc.

^ Also serves as a named executive officer of the Company

† Non-employee director

The following section sets forth our directors, their offices in the Company (if any), their principal occupations or employment for at least the past five years, the length of their tenure as directors, the names of other public companies in which such individuals hold or have held directorships during the past five years, and their educational background. Each of our current nine directors is expected to be subject to re-election at our next annual meeting of stockholders.

Directors / Executive Officers

Jack K. Heilbron. Mr. Heilbron has served as a director and our Chief Executive Officer and President since our inception. Mr. Heilbron also has served as Chairman, CEO and President of NetREIT Dubose Model Home REIT, Inc. (“NetREIT Dubose”) since its inception, and has served as CEO and/or President of NetREIT Advisors, LLC, Dubose Advisors, LLC, and NTR Property Management, Inc. since their inceptions, all of which are Company affiliated entities. Mr. Heilbron was a founding officer, director, and stockholder of the former CI Holding Group, Inc. and of its subsidiary corporations (Centurion Counsel, Inc., Bishop Crown Investment Research Inc., PIM Financial Securities Inc., Centurion Institutional Services Inc. and CHG Properties, Inc.) and currently serves as Chairman and CEO of Centurion Counsel, Inc., a licensed investment advisor. He also served as a director of the Centurion Counsel Funds, an investment company registered under the Investment Company Act, from 2001 until 2005. From 1994 until its dissolution in 1999, Mr. Heilbron served as the Chairman and/or director of Clover Income and Growth REIT. Mr. Heilbron graduated with a B.S. degree in Business Administration from California Polytechnic College, San Luis Obispo, California. Based on his experience as a director and his experience with other REITs, the Nominating and Corporate Governance Committee determined that Mr. Heilbron is qualified to serve on the Board of Directors.

Larry G. Dubose. Mr. Dubose has served as a director since 2005 and was our Chair of the Audit Committee until 2010. In connection with our entering into a management agreement with Dubose Model Homes, USA, Mr. Dubose became an employee of our company in 2010 and has served as Chief Financial Officer, Treasurer, and a director of

NetREIT Dubose since its inception. He has also served as Chief Executive Officer and/or President of NetREIT Advisors, LLC, one of our wholly-owned subsidiaries, since its inception. From 2008 to 2010, Mr. Dubose was President of Dubose Model Homes, USA, a residential real estate investment company headquartered in Houston, Texas that he founded in 1985, a position he also held until 2004. Prior to forming that company, Mr. Dubose served as Vice President and CFO of a full service real estate brokerage company in Houston for six years. From 1973 to 1976, he served as a staff accountant with PricewaterhouseCoopers f/k/a Price Waterhouse. Mr. Dubose graduated with a B.A. degree in Accounting from Lamar University in 1973. Although not active at present, Mr. Dubose is a Certified Public Accountant in the state of Texas. He also holds a real estate brokerage license. Based on his experience in real estate and his extensive financial background, the Nominating and Corporate Governance Committee determined that Mr. Dubose is qualified to serve on the Board of Directors.

Non-Employee Directors

David T. Bruen. Mr. Bruen has served as our Lead Independent Director since May 2020 and Chair of our Audit Committee since February 2020. Mr. Bruen joined our Board of Directors in 2008 and has served as a member of the Audit Committee since 2010 until his appointment as Chair in 2020. Mr. Bruen retired in 2008 from San Diego National Bank after six years as a senior commercial lending officer. During the previous 17 years, Mr. Bruen was in commercial lending for mid-size businesses in San Diego County for First Interstate Bank, Wells Fargo Bank, Mellon 1st Business Bank, and San Diego National Bank. He is a Life Member of the Holiday Bowl Committee and has been a member of the Presidents Association for Palomar College, Financial Executives International, the San Diego MIT Enterprise Forum, and the Association for Corporate Growth. Mr. Bruen is a graduate of San Diego State University and has an M.B.A. from the University of Southern California. Based on his experience with banks and his achievements in the community, the Nominating and Corporate Governance Committee determined that Mr. Bruen is qualified to serve on the Board of Directors.

Jennifer A. Barnes. Ms. Barnes has served as a director since February 2020 and is member of the Audit Committee. Ms. Barnes currently serves as Chief Executive Officer of Optima Office, Inc., an accounting and HR services company that she founded in October 2018. From September 2012 to September 2018, she served as CEO of Pro Back Office, LLC, a company that she co-founded. Ms. Barnes has also held a number of controller and director of accounting positions at privately held for-profit and non-profit companies. She currently serves on the boards of the Better Business Bureau of the Pacific Southwest and the San Diego chapter of Junior Achievement. Ms. Barnes received a Bachelor of Science degree in Business Administration from University of Arizona and an Executive M.B.A. from San Diego State University. Based on her extensive experience in accounting and personnel matters, the Nominating and Corporate Governance Committee determined that Ms. Barnes is qualified to serve on the Board of Directors.

Shirley Y. Bullard. Ms. Bullard has served as a director since December 2011 and has served as the Chair of the Compensation Committee since 2010. She also serves as a member of the Compensation Committee. As of May 2020, Ms. Bullard is Chief of Staff to President at The Ken Blanchard Companies. She served as the Chief Administrative Officer and Vice President of Human Resources prior to her current position with the international leadership and management training company based in Escondido, California, which she joined in 1998. Prior to joining The Ken Blanchard Companies, Ms. Bullard served as the Director of Personnel Support Services and Director of Personnel Commission for the Poway Unified School District, a public K-12 school district in San Diego, California. Previously, Ms. Bullard provided 18 years of service with the U.S. Navy as Director of Labor Relations and Deputy Officer for Equal Opportunity/Affirmative Action. From 1995 to 2008, Ms. Bullard served on the Board of Directors for Mission Federal Credit Union, and she is currently on the Board of Directors for the School for Integrated Academics and Technologies, a position she has held since 2005. Ms. Bullard holds a Juris Doctor and a Bachelor of Science of Law degree from Thomas Jefferson School of Law. Based on her extensive experience in human resources and personnel matters, the Nominating and Corporate Governance Committee determined that Ms. Bullard is qualified to serve on the Board of Directors.

James R. Durfey. Mr. Durfey has served as a director since December 2019 and is a member of the Compensation Committee and the Nominating and Corporate Governance Committee. Mr. Durfey retired in 2017 from American Assets Trust, Inc. (NYSE: AAT), a publicly traded REIT, where he served as Vice President, Office Properties, since 2004. During his tenure at AAT, Mr. Durfey supervised property management and leasing of Class A office buildings, assisted in the acquisition and/or development of office buildings, and worked with AAT’s board in developing corporate investment strategies. From 1996 to 2004, Mr. Durfey was Vice President of Trammell Crow Company and General Manager of the Century Plaza Towers and the ABC Entertainment Center. From 1980 to 1996, Mr. Durfey held various senior roles at Homart Development Company, which was the commercial real estate subsidiary of Sears, Roebuck and Company. Mr. Durfey received his Bachelor of Science degree in Business Management from Indiana University and is a licensed real estate broker in California. Based on his extensive experience in various facets of commercial real estate and with a REIT, the Nominating and Corporate Governance Committee determined that Mr. Durfey is qualified to serve on the Board of Directors.

Kenneth W. Elsberry. Mr. Elsberry has served as a director since our inception until 2008 before he commenced serving as a director again in 2010. Mr. Elsberry also served as our Chief Financial Officer until April 2016 and Treasurer since our inception until his retirement in December 2017. In addition, Mr. Elsberry has served as Vice President and CFO of NetREIT Advisors, LLC and NTR Property Management, Inc., our property management affiliate. He was a member of the California Society of Certified Public Accountants and American Institute of Certified Public Accountants. From 2004 to 2007, Mr. Elsberry served as CFO of Trusonic, Inc., a startup technology company based in San Diego, California. Mr. Elsberry also served as a director of the Centurion Counsel Funds, an investment company registered under the Investment Company Act, from 2001 until 2005 and was formerly the CFO and a director of Centurion Institutional Services. From 1994 until its dissolution in 1999, Mr. Elsberry served as CFO of Clover Income and Growth REIT. Mr. Elsberry received his Bachelor of Science degree in accounting from Colorado State University. Based on his extensive experience in accounting and financial services, the Nominating and Corporate Governance Committee determined that Mr. Elsberry is qualified to serve on the Board of Directors.

Laureen E. Ong. Ms. Ong has served as a director since August 2019 and is the Chair of the Nominating and Corporate Governance Committee. She also serves as a member of the Compensation Committee. Appointed in 2014, she also currently serves on the Board of World Wrestling Entertainment (NYSE: WWE) and is a member of its Compensation Committee and its Nominating and Corporate Governance Committee. From 2010 to 2013, Ms. Ong was President of the Travel Channel (a subsidiary of Scripps Networks Interactive) and responsible for building brand strategy, developing programming, and creating new business opportunities. From 2007 to 2009, Ms. Ong was COO of Hong Kong-based STAR Group Limited, which produces, broadcasts and distributes TV programming via satellite, and was responsible for STAR’s media and entertainment operations that spanned over 50 countries. From 2000 to 2007, Ms. Ong was President of National Geographic Television. Ms. Ong earned a Master of Arts degree from Columbia University and a Bachelor of Arts degree in Math and Speech Theatre Arts from Montclair State University. Based on her experience as a director serving on the board of directors and various committees of a publicly traded company, the Nominating and Corporate Governance Committee determined that she is qualified to serve on the Board of Directors.

Sumner J. Rollings. Mr. Rollings has served as a director since 2001 and is a member of the Audit Committee and Compensation Committee. He previously served as Chair of the Nominating and Corporate Governance Committee. He also served as a director of the Centurion Counsel Funds, an investment company registered under the Investment Company Act, from March 2001 until 2005. From 2001 to 2014, Mr. Rollings owned and operated the Wagon Wheel Restaurant as the Chief Executive Officer of Rolling Wheel Restaurant, Inc., in Escondido, California. From 1999 to 2001 Mr. Rollings served as sales executive for Joseph Webb Foods of Vista, California and previously from 1985 to 1999, as sales executive for Alliant Food Service Sales. Based on his experience owning and operating a business, the Nominating and Corporate Governance Committee determined that Mr. Rollings is qualified to serve on the Board of Directors.

Named Executive Officers

In addition to Messrs. Heilbron and Dubose, the following two individuals currently serve as a named executive officer of the Company:

Name	Age	Position
Adam Sragovicz	51	Chief Financial Officer^
Gary M. Katz	56	Senior Vice President, Asset Management

^ Mr. Sragovicz also serves in the same or similar capacity for the Company’s affiliated entities.

The following section sets forth certain background information regarding those individuals currently serving as named executive officers of the Company, excluding Messrs. Heilbron and Dubose, who are described above under the section titled Board of Directors.

Adam Sragovicz. Mr. Sragovicz is our Chief Financial Officer, a position he has held since January 2018. He previously served as our Senior Vice President, Finance since May 2017. Before joining us, Mr. Sragovicz served as Treasurer of Encore Capital Group from 2011 to 2017, where he was responsible for global capital raising, foreign exchange risk management and cash management. Mr. Sragovicz has also held capital markets, finance, and treasury management positions with KPMG, Union Bank of California / MUFG and Bank of America Merrill Lynch. Mr. Sragovicz is the Director of the Yale Alumni Schools Committee in San Diego and previously sat on the board of Congregation Adat Yeshurun. Mr. Sragovicz is a graduate of Yale University with a Bachelor of Arts degree in Soviet and Eastern European Studies, with a concentration in Economics.

Gary M. Katz. Mr. Katz joined us as Senior Vice President, Asset Management in 2010. He has worked in the commercial real estate industry for over 30 years and has held positions with Legacy Partners, Lincoln Property Company, Kemper Real Estate Management Company, Bedford Properties, and Meyer Investment Properties. Prior to joining us, Mr. Katz served in senior acquisition, leasing, asset management, and development roles for Westcore Properties from 2001 to 2009 and was responsible for real estate transactions throughout the western United States. Mr. Katz is actively involved with NAIOP, a commercial real estate education and advocacy organization. He was a member of the NAIOP Corporate (National) Board, formerly served as president of the San Diego Chapter and currently serves on the Board of Directors and as Treasurer of the San Diego Chapter. He also sits on the San Diego Charitable Real Estate Foundation’s Board of Directors. Mr. Katz holds a Bachelor of Arts degree in Economics from University of California San Diego.

Each named executive officer of the Company may be removed from office at any time by a majority vote of the Board with or without cause.

Corporate Governance

Meetings and Attendance

The Board met four times during 2019 and the various committees of the Board met a total of 12 times. For the 2019 fiscal year, all directors attended at least 75% of the total number of meetings of the Board of Directors and of the committees of the Board of Directors on which the director served during the year. Although the Company has no policy with regard to attendance by members of the Board of Directors at the Company’s Annual Meeting, the Company expects all Board members to attend any meeting of stockholders at which stockholders are anticipated by the Company to be present in person. No directors attended the 2019 Annual Meeting. To ensure free and open discussion among the independent directors, as necessary, the independent directors meet periodically, but in no event fewer than two times per year.

Diversity

Our Nominating and Corporate Governance Committee recognizes the benefits associated with, and strives to create, diversity on the Board of Directors as a whole when identifying and selecting nominees. Our Nominating and Corporate Governance Committee utilizes a broad conception of diversity and will consider the candidate’s geographic background, gender, age and ethnicity. These and the additional factors such as a candidate’s experience in corporate management, such as serving as an officer or former officer of a publicly held company, the candidate’s experience as a board member of a publicly held company, the candidate’s professional and academic experience relevant to the Company’s industry, the strength of the candidate’s leadership skills, the candidate’s experience in finance and accounting and/or executive compensation practices, and whether the candidate has the time required for preparation, participation and attendance at Board of Directors meetings and committee meetings, and others are considered useful by our Nominating and Corporate Governance Committee and are reviewed in terms of assessing the needs of our Board of Directors at any particular point in time. Our Nominating and Corporate Governance Committee focuses on having a Board of Directors which collectively possesses a broad range of talent, skill, expertise and experience useful to the effective oversight of our Company’s business and affairs. On an annual basis, as part of our Board of Directors’ self-evaluation, each director assesses whether the overall mix of our Board members is appropriate for our Company.

Committees of the Board of Directors

The Board of Directors has adopted a charter for the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. The Board of Directors may, from time to time, establish certain other committees to facilitate our management. The committee charters are posted on our website at www.presidiopt.com and will be provided without charge upon request to the Corporate Secretary, Presidio Property Trust, Inc., 4995 Murphy Canyon Road, Suite 300, San Diego, CA 92123. The information contained on the Company’s website is not incorporated by reference into and does not form a part of this Form 10-K. The table below indicates the members and Chair of each committee.

Independent Director	Audit	Compensation	Nominating and Corporate Governance
Jennifer A. Barnes	X^
David T. Bruen	Chair^
Shirley Y. Bullard		Chair	X
James R. Durfey		X	X
Laureen E. Ong		X	Chair
Sumner J. Rollings	X	X

^ Financial expert

Audit Committee

The Audit Committee is comprised of Mr. Bruen (Chair), Ms. Barnes and Mr. Rollings, each of whom is “independent” within the meaning of the Nasdaq Rules, our director independence standards and the audit committee requirements of the SEC. The Board of Directors has determined that Mr. Bruen and Ms. Barnes each qualify as an “audit committee financial expert,” as defined by the SEC and that each member of the Audit Committee is “financially literate” under the Nasdaq Rules. The Audit Committee met six times during 2019.

The Audit Committee’s main function is to oversee our accounting and financial reporting processes and the audits of our financial statements. The Audit Committee also shares responsibility for performing risk assessment. The Audit Committee is responsible for discussing with management the guidelines, policies and processes relied upon and used by management to assess and manage our exposure to risk.

The Audit Committee ensures that procedures have been established for the receipt, retention and treatment of complaints from our employees on accounting, internal accounting controls or auditing matters, as well as for the confidential, anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters or other potentially material risks.

The Audit Committee’s principal responsibilities include:

•	Assisting the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of our accounting, auditing and reporting practices;

•	Reviewing and monitoring compliance with our code of ethics and conduct;

•	The ultimate authority over the appointment, retention, compensation, oversight and evaluation of the work of our independent registered public accounting firm;

•	Preparing the report that the SEC requires in our annual proxy statement; and

•	The selection, approval and engagement of our independent registered public accounting firm, including approving any special assignments given to the independent accounting firm and reviewing:

•	The independence of the independent registered public accounting firm;

•	Any audit and non-audit services to be performed by the independent registered public accounting firm;

•	Our guidelines and policies with respect to risk assessment and risk management; and

•	Our compliance with legal and regulatory requirements.

The Audit Committee responsibilities are more fully described in its charter, which is available on our website at www.PresidioPT.com.

In determining whether to reappoint the independent registered public accounting firm as our independent auditor, the Audit Committee takes into consideration a number of factors, including audit fees, the expertise of the lead audit partner with respect to real estate and, specifically REITs, the length of time the firm has been engaged by us, the quality of the Audit Committee’s ongoing discussions with its independent registered public accounting firm and an assessment of the professional qualifications, external data relating to audit quality and performance, including recent Public Company Accounting Oversight Board reports relating to our independent registered public accounting firm and past performance of the firm’s lead audit partner responsible for our audit. The Audit Committee has also been involved in the selection of the lead audit partner.

Audit Committee Report

Management of the Company has the primary responsibility for the preparation of the financial statements as well as executing the financial reporting process, principles and internal controls. The independent registered public accounting firm is responsible for performing an audit of the Company’s financial statements and expressing an opinion as to the conformity of such financial statements with accounting principles generally accepted in the United States. The Audit Committee is responsible for assisting the Board of Directors in overseeing the conduct of these activities by the Company’s management and the independent auditors.

The Audit Committee, with respect to the audit of the Company’s 2019 audited consolidated financial statements, reports as follows:

•

The Audit Committee and the Company’s management met with Squar Milner LLP (our independent registered public accounting firm), in advance of the 2019 audit, to discuss the annual audit planning. The discussions include identifying critical audit areas, accounting and reporting controls and the overall audit approach.

•	The Audit Committee has reviewed and discussed the audit of the financial statements, for the year ended December 31, 2019, with Squar Milner LLP and with the Company’s management.

•

The Audit Committee has discussed with Squar Milner LLP the matters required by Statement on Auditing Standard No. 61 (Communication with Audit Committees), as currently in effect. In addition, the Audit Committee has received the written disclosures and the letter from Squar Milner LLP as required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as currently in effect, and the Audit Committee has discussed with Squar Milner LLP their independence from the Company. The Audit Committee has also considered whether Squar Milner LLP’s other non-audit services to the Company are compatible with maintaining Squar Milner LLP’s independence.

•

Following discussions and a complete review of the financial statements, the Audit Committee approves and authorizes for filing, the financial report filings (Forms 10-K &10-Qs) prior to the Company’s management filing of these financial statements with the SEC. Based on the review and discussions described in this report, the Audit Committee recommended to the Board of Directors that the audited financial statements for the year ended December 31, 2019 be included in our Annual Report on Form 10-K for filing with the SEC.

During the year ended December 31, 2019, Squar Milner LLP served as our independent auditor and has continuously served in that capacity since 2009. The Audit Committee has the right, however, to select a new auditor at any time in the future in its discretion if it deems the change would be in our best interests. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.

Submitted on June 12, 2020 by the members of the Audit Committee of the Board of Directors.

David T. Bruen, Chair

Jennifer A. Barnes

Sumner J. Rollings

Compensation Committee

The Compensation Committee is comprised of Ms. Bullard (Chair), Mr. Durfey, Ms. Ong, and Mr. Rollings, each whom is “independent” within the meaning of the Nasdaq Rules and our director independence standards. The Compensation Committee met four times during 2019. The Compensation Committee’s principal responsibilities include:

•

reviewing and approving the corporate goals and objectives with respect to the compensation of our Chief Executive Officer and evaluating our Chief Executive Officer’s performance in light of these goals and objectives and, based upon this evaluation (either alone or, if directed by the Board of Directors, in conjunction with a majority of the independent directors on the Board of Directors), setting our Chief Executive Officer’s compensation (our Chief Executive Officer may not be present during voting deliberations on his compensation);

•	reviewing and setting or recommending to the Board of Directors the compensation of our named executive officers other than the Chief Executive Officer;

•	reviewing and providing oversight of our compensation philosophy and composition of our peer company community used for market comparisons;

•	reviewing and approving or recommending to the Board of Directors our incentive compensation and equity-based plans and arrangements;

•	performing a periodic evaluation of the Compensation Committee’s performance in fulfilling its duties and responsibilities under the Compensation Committee charter;

•	reviewing and recommending to the Board of Directors the compensation of our non-employee directors;

•

to the extent that we are required to include a Compensation Discussion and Analysis (“CD&A”) in our Annual Report on Form 10-K or annual proxy statement, reviewing and discussing with management our CD&A and considering whether to recommend to our Board of Directors that our CD&A be included in the appropriate filing;

•	preparing the annual Compensation Committee Report;

•	reporting regularly to the Board of Directors regarding the activities of the Compensation Committee; and

•	annually reviewing and reassessing our Compensation Committee charter and submitting any recommended changes to the Board of Directors for its approval.

The Compensation Committee may also delegate any or all of its responsibilities to a subcommittee of the Compensation Committee and/or delegate the authority to grant stock or other equity rights to one or more officers of our company in a manner that is in accordance with applicable law.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is comprised of Ms. Ong (Chair), Ms. Bullard, and Mr. Durfey, each of whom is “independent” within the meaning of the Nasdaq Rules and our director independence standards. The Nominating and Corporate Governance Committee met twice during 2019. The Nominating and Corporate Governance Committee’s principal responsibilities include:

•	Reviewing the purpose, structure and membership of the committees of the Board of Directors;

•	Reviewing the succession planning for our executive management;

•	Assisting the Board of Directors in developing and implementing our corporate governance guidelines;

•	Considering questions of possible conflicts of interest of the Board of Directors, as such questions arise;

•	Determining the size, needs and composition of the Board of Directors and its committees;

•	Monitoring a process to evaluate and assess the effectiveness of the Board of Directors; and

•	Recommending nominees to the full Board of Directors.

Policy Governing Communications with the Board of Directors

Stockholders and other interested parties may communicate with the Board of Directors or one or more members of the Board of Directors, including our Lead Independent Director or the non-management directors as a group, by sending an email to our General Counsel and Secretary, Ann T. Nguyen, at anguyen@PresidioPT.com or in writing in care of the Secretary of Presidio Property Trust, Inc., at our principal executive office, 4995 Murphy Canyon Road, Suite 300, San Diego, California 92123. All appropriate correspondence will be promptly forwarded by the Secretary, to the director or directors for whom it is intended.

Board of Directors Leadership Structure and Role in Risk Oversight

The Board of Directors believes the combined role of Chairman and Chief Executive Officer, together with a Lead Independent Director, is in our best interest because it provides the appropriate balance between strategic development and independent oversight of management.

We believe the chosen Board of Directors leadership structure is the most appropriate for our size and business. Since our inception, Mr. Heilbron has served as both Chairman of the Board and Chief Executive Officer. We also have a Lead Independent Director, currently, Mr. Bruen, who also serves as Chair of the Audit Committee. The duties of the Lead Independent Director include the responsibility to monitor and address any compliance issues, improprieties, or ethical considerations, including anonymous submissions by company employees.

Code of Ethics and Conduct

The Board of Directors has adopted a Code of Ethics and Conduct (“Ethics Code”) that applies to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. The Ethics Code, which was last revised on December 6, 2019, is posted under the Investor / Corporate Governance section of our web site at www.presidiopt.com. To the extent required by applicable SEC rules, we intend to post any future amendments to or waivers from the Ethics Code promptly following the date of such amendment or waiver on our website at www.presidiopt.com.

Corporate Governance Guidelines

Our Board of Directors has adopted corporate governance guidelines to serve as a flexible framework within which our Board of Directors and its committees operate. These guidelines cover a number of areas including the size and composition of our Board of Directors, Board of Directors membership criteria and director qualifications, director responsibilities, Board of Directors agenda, roles of the Chairman of the Board of Directors and Chief Executive Officer, meetings of independent directors, committee responsibilities and assignments, Board of Directors member access to management and independent advisors, director compensation, director orientation and continuing education and management succession planning. Our Nominating and Corporate Governance Committee reviews our corporate governance guidelines from time to time as it deems appropriate and, if necessary, recommend changes to our Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation for Named Executive Officers and Non-Employee Directors:

Overview of Compensation Program

The Compensation Committee is responsible for establishing, implementing and continually monitoring adherence with our compensation philosophy. The Compensation Committee ensures that the total compensation paid is fair, reasonable, and competitive. The following narrative explains our compensation philosophy, objectives, policies, and practices with respect to our named executive officers to whom we refer to collectively as our “named executive officers,” as determined in accordance with applicable SEC rules. The Compensation Committee currently does not utilize compensation consultants for executive or director compensation.

Compensation Objectives, Philosophy and Risk Assessment

The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by us and that aligns executives’ interests with those of the stockholders by rewarding performance above established goals with the ultimate objective of improving stockholder value. Together with the Chief Executive Officer, the Compensation Committee evaluates both performance and compensation to ensure that we maintain our ability to attract and retain employees in key positions with superior ability, experience and leadership capability and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Compensation Committee believes that executive compensation packages provided to our employees, including our named executive officers, should include both cash and share-based compensation that rewards performance measured against established goals.

The Compensation Committee believes that measures such as growth in assets and number of properties, rental income, and FFO play an important part in setting compensation; however, the Compensation Committee also recognizes that often outside forces beyond the control of management, such as economic conditions, capital market conditions, changing retail and real estate markets, and other factors, may contribute to less favorable near-term results. The Compensation Committee also strives to assess whether management is making appropriate strategic decisions that will allow us to succeed over the long term and build long-term stockholder value. These may include ensuring that we have the appropriate leasing and acquisition pipelines to ensure a future stream of recurring and increasing revenues, assessing our risks associated with real estate markets and tenant credit, managing our debt maturities, and determining whether our staffing and general and administrative expense is appropriate given our projected operating requirements.

We believe that our compensation programs do not encourage unnecessary or excessive risk taking that could have a material adverse effect on our Company. In establishing and reviewing our compensation program, the Compensation Committee considers whether the program encourages unnecessary or excessive risk taking and has concluded that it does not. Base salaries are fixed in amount and thus do not encourage risk taking. In addition, the annual bonus program appropriately balances risk and the desire to focus on goals important to our success without putting undue emphasis on any particular performance measure or encouraging unnecessary or excessive risk taking. Furthermore, a significant portion of the compensation provided to our named executive officers may be in the form of equity awards that are important to help further align executives’ interests with those of our stockholders. These awards do not encourage unnecessary or excessive risk taking since the ultimate value of the awards is tied to the value of our stock, and grants are subject to vesting or retention schedules to help ensure that executives have significant value tied to our long-term stock performance.

Say on Pay

In reviewing our compensation objectives and practices for 2019, the Compensation Committee and the named executive officers were aware of the results of the 2019 “say-on-pay” vote to approve our executive compensation practices, and the “say-on-pay frequency” vote to review such compensation every three years, which we viewed as generally supportive of our compensation philosophy and practices. We included the “say-on-pay” proposal in a special meeting in the proxy statement for the 2019 annual meeting held on May 23, 2019, which was re-convened on July 24, 2019. The “say-on-pay” proposal was approved at the annual meeting in which approximately 84% of the votes cast on such proposal voted to approve our executive compensation practices. Stockholders also approved the “say-on-pay” frequency proposal in which approximately 61% of the votes cast voted for a three-year frequency. The next “say-on-pay” and “say-on-pay frequency” vote will take place in 2022.

Role of Executive Officers in Compensation Decisions

The Compensation Committee makes direct compensation decisions with respect to the compensation of Mr. Heilbron, our Chairman, President and Chief Executive Officer, and establishes the general parameters within which it establishes the compensation for our other named executive officers and senior management team. The Compensation Committee may also review equity awards to other officers and employees. Our Chief Executive Officer is not present for any deliberations or decisions on his own compensation.

The Chief Executive Officer reviews the performance of our other named executive officers and senior management team annually and makes recommendations with respect to salary adjustments, bonuses and equity award amounts for such individuals. The Compensation Committee may choose to exercise its discretion in modifying any recommended adjustment or award.

Total Compensation

Total annual compensation consists of base salary, cash incentives, and long-term equity incentive compensation in the form of restricted stock. In setting the total annual compensation for our named executive officers, information on the performance of each named executive officer for the prior year and market data covering peer group salaries are utilized. This evaluation is comprised of both a quantitative assessment as well as a qualitative assessment. The target levels for the total annual compensation of our named executive officers and senior management team are less than the average of the peer group, primarily due to our size and status as a nontraded REIT. We believe that this approach contemplates both the quantitative and qualitative elements of each position and rewards performance. In addition, this approach allows our skilled and talented executives to guide and lead our business and supports a “pay for performance” culture.

Annual Cash Compensation

Base Salary

Each of our named executive officers receives a base salary to compensate him for services performed during the year. When determining the base salary for each of our named executive officers, the market levels of similar positions, discounted for size, at the peer group companies, the performance of the named executive officer, the experience of the named executive officer in his position, and the other components of compensation and total compensation are considered. The named executive officers are eligible for annual increases in their base salaries.

Annual Non-Equity Compensation

A significant portion of each named executive officer’s compensation is in the form of an annual cash bonus. These annual bonuses are primarily based upon quantifiable company and executive performance objectives. This practice is consistent with our compensation objective of supporting a performance-based environment. An annual determination is made as to the appropriate weight between company-wide and executive specific goals based upon an assessment of the appropriate balance. Each year, the Compensation Committee sets for the Chief Executive Officer a threshold and target bonus that may be awarded to him if the threshold goals are achieved. No specific target bonus was established for Mr. Dubose for 2019 and his bonus was determined at the discretion of the Chief Executive Officer.

For 2019, the Compensation Committee established the following goals for Mr. Heilbron and set a target cash bonus of 70% of his base salary:

2019 Goals	Percentage of Target Bonus
Reduce and/or retire Series B Preferred Stock	50%
Achieve MFFO Budget and Quarterly Targets	30%
IPO Progress	20%

100%

The Compensation Committee awarded Mr. Heilbron a $246,000 cash bonus and a restricted stock bonus of 35,000 shares for his 2019 performance.

Long-Term Incentive Compensation

We grant long-term equity incentive awards to our named executive officers as part of our overall compensation package. These awards are consistent with our policies of fostering a performance-based environment and aligning the interests of our senior management with the financial interests of our stockholders. When determining the amount of long-term equity incentive awards to be granted, the following factors are considered: our business performance, using metrics such as FFO, MFFO and performance of real estate assets (including, but not limited to, occupancy, same-store property net operating income growth and leasing spreads); the individual responsibilities and performance of each executive, such as how he performed relative to his delineated goals; strategic accomplishment, such as identifying strategic direction for us, and market factors, such as navigating the current economic climate and the strength of the balance sheet and debt maturities.

We compensate our named executive officers through grants of restricted shares. These shares vested equally over a three- or ten-year period for all officers. The aggregate value of the long-term incentive compensation granted is based upon established goals including an assessment of MFFO as compared to budgeted or targeted goals; the identification of strategic initiatives, their execution and the anticipated long-term benefits to stockholders. Distributions are paid on the entire grant, regardless of vesting.

Equity compensation is awarded to our Chief Executive Officer by the Compensation Committee and to other named executive officers based primarily on the strategic initiatives and performance during the applicable fiscal year. The restricted stock awards granted to our named executive officers during 2019 are reflected in the Outstanding Equity Awards at Fiscal Year End table below. On January 2, 2020, Mr. Heilbron was granted 35,000 shares of restricted stock; Mr. Dubose was granted 20,548 shares of restricted stock; Mr. Sragovicz was granted 15,281 shares of restricted stock; and Mr. Katz was granted 15,281 shares of restricted stock. All such stock granted vests in equal installments over three years.

Perquisites and Other Personal Benefits

We provide our named executive officers with perquisites and other personal benefits, including payment of premiums for an additional life insurance policy, an auto allowance and the payment of country club dues, for Mr. Heilbron, that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to the named executive officers.

We maintain a 401(k) retirement savings plan for all employees on the same basis, which provides matching contributions at the rate of 100% of the employee’s contributions up to 4% of their salary. In 2019, employees could contribute up to $19,000 of their salary, subject to annual limits under the Code. Named executive officers are also eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, disability and accidental death and dismemberment insurance, in each case, on the same basis as other employees.

Summary Compensation Table

The following table sets forth information concerning the compensation earned by our named executive officers for the fiscal years ended December 31, 2019 and 2018.

Name and Principal Position(s)	Year	Salary	Stock Awards (1)	Non-equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Jack K. Heilbron	2019	$350,595	$120,300	$75,000	$49,571	$595,466
Chairman of the Board, President and CEO	2018	$333,900	$221,330	$50,000	$47,610	$652,840

Larry G. Dubose	2019	$90,000	$56,454	$135,000	$22,587	$304,041
Director; President, Dubose Advisors, LLC	2018	$154,500	$121,038	$75,000	$25,578	$376,116

Adam Sragovicz, CFO	2019	$248,081	$273,975	$52,500	$15,952	$590,508
	2018	$195,700	$—	$37,500	$4,069	$237,269

Gary M. Katz, SVP, Asset Management	2019	$248,081	$61,275	$40,000	$13,267	$362,623
	2018	$238,540	$131,413	$40,000	$13,242	$423,195

(1)

The amounts shown represent the aggregate grant date fair value of awards granted during each fiscal year shown, computed in accordance with FASB ASC Topic 718. This does not represent the compensation expense recognized for the fiscal years shown for financial statement reporting purposes. The value of non-vested shares granted in 2019 and 2018 was calculated based on the offering price of the shares in the most recent private placement offering, adjusted for stock dividends since granted and assumed selling costs, as well as with periodic adjustments based on comparable market valuations, which management believes approximates fair market value as of the date of grant.

(2)

Bonuses shown for 2019 were paid in January 2020. Mr. Heilbron was awarded a bonus of $246,000 and elected to defer acceptance of $171,000 of such amount. Bonuses shown for 2018 were paid in January 2019.

(3)

The following table sets forth the components of All Other Compensation included above (and excludes unlimited paid time off, which is available to our named executive officers and certain members of management):

Name	Year	Distributions Received on Restricted Stock	Matching Contributions to 401(k) Plan	Group Term Life Insurance Payments	Auto Allowance	Country Club	Total of Other Compensation
Jack K. Heilbron	2019	$5,855	$11,200	$17,626	$7,191	$7,699	$49,571
	2018	$4,641	$11,000	$16,780	$5,957	$9,232	$47,610

Larry G. Dubose	2019	$2,612	$6,466	$1,509	$12,000	—	$22,587
	2018	$2,248	$10,606	$724	$12,000	$—	$25,578

Adam Sragovicz	2019	$4,403	$9,923	$1,626	—	—	$15,952
	2018	$100	$3,189	$780	$—	$—	$4,069

Gary M. Katz	2019	$1,718	$9,923	$1,626	—	—	$13,267
	2018	$1,462	$11,000	$780	$—	$—	$13,242

Employment Agreement

On October 18, 2018, we entered into a new employment agreement with Mr. Heilbron, which superseded his January 19, 2011 employment agreement.

Pursuant to his employment agreement, Mr. Heilbron’s initial annual base salary was $333,900, subject to increase in the discretion of the Board of Directors or the Compensation Committee. Mr. Heilbron is also eligible to earn an annual bonus pursuant to our bonus plan for senior executives based on the achievement of targets and other objectives established by the Board of Directors or the Compensation Committee for each fiscal year. The employment agreement provides that Mr. Heilbron’s target annual bonus is up to 100% of his base salary. Mr. Heilbron is eligible to participate in all other incentive plans, savings and retirement plans, welfare benefit plans, practices, policies and programs, in each case, that are generally applicable to our senior executives. We also provide to Mr. Heilbron: (a) a supplemental life insurance policy on Mr. Heilbron’s life on terms and conditions agreed to between us and Mr. Heilbron, (b) use of an automobile at our expense, selected by our agreement with Mr. Heilbron, and (c) club dues for membership at a country club of Mr. Heilbron’s choosing.

Mr. Heilbron’s employment agreement provides that if his employment is terminated by us without “cause” or by Mr. Heilbron for “good reason” (each as defined in the employment agreement), then, subject to his execution and non-revocation of a release of claims, he will be entitled to receive the following payments and benefits:

•

a lump-sum cash payment in an amount equal to the average of the annual bonuses received by Mr. Heilbron during the immediately preceding two years, payable within 10 days following the release effective date;

•

for up to 12 months following Mr. Heilbron’s termination of employment, healthcare benefits for Mr. Heilbron and his eligible dependents which are substantially the same and at the same cost as the benefits provided to our currently active employees; and

•

100% of the outstanding and unvested restricted stock and other equity awards granted to Mr. Heilbron under our equity incentive plans (other than performance-based vesting awards, if any) will become immediately vested and exercisable in full, effective as of the date of termination.

The employment agreement contains confidentiality covenants by Mr. Heilbron which apply indefinitely and non-competition covenants by Mr. Heilbron which apply during the term of his employment. The foregoing severance provisions under Mr. Heilbron’s employment agreement are substantially the same as the severance benefits to which he was entitled under his previous employment agreement.

Outstanding Equity Awards at Fiscal Year End

The following table shows information regarding restricted stock awards held by our named executive officers on the last day of our fiscal year ended December 31, 2019.

			Stock Awards
Name	Grant Date		Number of Shares or Units that have not Vested (3)	Market Value of Shares or Units that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested
Jack K. Heilbron	1/02/2013	(1)	3,488
	1/02/2014	(1)	4,651
	1/02/2015	(1)	8,140
	1/04/2016	(1)	9,767
	1/03/2017	(1)	11,200
	1/01/2018	(2)	20,589
	1/01/2019	(2)	20,000
Larry G. Dubose	1/02/2013	(1)	2,616
	1/02/2014	(1)	2,792
	1/04/2016	(1)	5,233
	1/03/2017	(1)	6,125
	1/01/2018	(2)	4,691
	1/01/2019	(2)	9,383
Adam Sragovicz	1/01/2019	(2)	45,549
Gary M. Katz	1/01/2018	(2)	5,094
	1/01/2019	(2)	10,187

(1)

Represents an award of shares of restricted stock, of which 1/10th of the restricted stock award will vest on December 31 of the year in which the award is granted and an additional 1/10th of the restricted stock award will vest on each anniversary of such date thereafter, subject to the named executive officer’s continued employment.

(2)

Represents an award of shares of restricted stock, of which 1/3rd of the restricted stock award will vest on December 31 of the year in which the award is granted and an additional 1/3rd of the restricted stock award will vest on each anniversary of such date thereafter, subject to the named executive officer’s continued employment.

(3)	Represents the number of unvested shares of restricted stock as of December 31, 2019.

Director Compensation

We compensate the directors with cash compensation and awards of restricted stock. We do not have a written policy regarding director compensation. Our Compensation Committee meets at least annually to review, and determine and approve, as appropriate, director compensation for the next fiscal year, including cash and equity compensation, reimbursement for travel and related expenses, and similar matters. The Compensation Committee may also meet during the year, as appropriate, to discuss compensation matters such as grants of restricted stock to our directors in connection with their services as chairs of Board of Directors committees, and related matters. If a director is also an employee of our company, such director is not paid separate compensation for services rendered as a director.

The directors agreed to continue to maintain a lower cash stipend of $8,000 per quarterly Board of Directors meeting in 2019. The Compensation Committee recommended (and the Board of Directors approved) the restoration of the cash stipend of $10,000 for the first and second quarter of 2020. For the fiscal year ending December 31, 2019, the Company paid director compensation as follows:

Name (1)	Fees earned or Paid in Cash (2)	Stock Awards (3)	All Other Compensation (4)	Total
William H. Allen (5)	$32,000	$32,075	$510	$62,585
David T. Bruen	$32,000	$25,063	$425	$57,488
Shirley Y. Bullard	$32,000	$25,063	$425	$57,488
James R. Durfey (6)	$ 8,000	—	—	$ 8,000
Kenneth W. Elsberry	$24,000	$25,063	$1,845	$50,908
Laureen E. Ong (7)	$16,000	$12,531	—	$28,531
Sumner J. Rollings	$32,000	$25,063	$425	$57,488
Thomas E. Schwartz (8)	$24,000	$25,063	$425	$49,488

(1)

Messrs. Heilbron and Dubose are not included in this table as they are employees and do not receive compensation for their services as a director. Compensation paid for the services they provide to us are reflected in the Summary Compensation Table.

(2)

Each non-employee director received a cash stipend of $8,000 for each Board of Directors meeting attended in 2019. Amounts do not include reasonable out-of-pocket expenses (i.e., airfare, hotel, car rental, etc.) incurred by directors for which we reimburse in connection with attendance at Board of Directors and committee meetings.

(3)

The amounts shown represent the aggregate grant date fair value of awards made during 2019, computed in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions used to determine the fair value of these awards, see Note 11 to the Financial Statements for the year ended December 31, 2019 included in our Form 10-K for such year. The restricted stock awards vest annually in equal installments over a three-year period.

(4)	Amount represents distributions received in 2019 from unvested restricted shares of our common stock held by each non-employee director.
(5)	Mr. Allen resigned from the Board of Directors in February 2020.
(6)	Mr. Durfey joined the Board of Directors in December 2019 and was granted unvested restricted shares effective January 2, 2020.
(7)	Ms. Ong joined the Board of Directors in August 2019.
(8)	Mr. Schwartz resigned from the Board of Directors in August 2019.

As of December 31, 2019, our current non-employee directors held the following shares of unvested restricted stock:

Name	Shares
Jennifer A. Barnes^	—
David T. Bruen	4,167
Shirley Y. Bullard	4,167
James R. Durfey†	—
Kenneth W. Elsberry	23,062
Laureen E. Ong	2,083
Sumner J. Rollings	4,167

^	Ms. Barnes did not join the Board of Directors until February 2020.
†	Mr. Durfey was granted unvested restricted shares in January 2020.

Equity Plans

2017 Incentive Award Plan

Effective as of October 18, 2017, we adopted the 2017 Incentive Award Plan (“2017 Plan”), under which we may grant cash and equity incentive awards to eligible service providers in order to motivate, attract and retain the talent for which we compete.

Eligibility and Administration. Our employees, consultants and directors (including employees, consultants and directors of our subsidiaries) are eligible to receive awards under the 2017 Plan. The 2017 Plan will be administered by the Board with respect to awards to non-employee directors and by the Compensation Committee with respect to other participants, each of which may delegate its duties and responsibilities to committees of our directors and/or officers (referred to collectively as “plan administrator”), subject to certain limitations that may be imposed under the Code, Section 16 of the Exchange Act and/or stock exchange rules, as applicable. The plan administrator will have the authority to administer the 2017 Plan, including the authority to select award recipients, determine the nature and amount of each award, and determine the terms and conditions of each award. The plan administrator will also have the authority to make all determinations and interpretations under, prescribe all forms for use with, and adopt rules for the administration of, the 2017 Plan, subject to its express terms and conditions.

Size of Share Reserve; Limitations on Awards. The total number of shares reserved for issuance pursuant to awards under the 2017 Plan is 1,100,000 shares, which may be issued as shares of our Series A or our Series C Common Stock, as determined by the plan administrator, provided that, from and after the date on which the Series C Common Stock becomes publicly listed, only shares of Series C Common Stock may be issued. Shares that are potentially deliverable under an award that expires or is canceled, forfeited, settled for cash or otherwise terminated without delivery of such shares will, to the extent of such expiration, cancellation, forfeiture, cash settlement or termination, again be available for new grants under the 2017 Plan, and shares withheld by us in payment of the exercise price or taxes relating to any award will again be available for new grants under the 2017 Plan. However, the following shares may not be used again for grant under the 2017 Plan: (a) previously owned shares tendered by a participant to satisfy exercise price or tax withholding obligations associated with an award; and (b) shares purchased on the open market with the cash proceeds from the exercise of options. The share reserve under the 2017 Plan will not be adjusted for the reverse stock split.

To the extent permitted under applicable securities exchange rules without stockholder approval, awards granted under the 2017 Plan in connection with the assumption, replacement, conversion or adjustment of outstanding equity awards in the context of a corporate acquisition or merger will not reduce the shares authorized for grant under the 2017 Plan.

The maximum number of shares of our common stock that may be subject to one or more awards granted to any one participant pursuant to the 2017 Plan during any calendar year is 1,100,000 shares and the maximum amount that may be paid under a cash award pursuant to the 2017 Plan to any one participant during any calendar year period is $5,000,000. The individual award limit under the 2017 Plan will not be adjusted for the reverse stock split.

The plan administrator may establish compensation for our non-employee directors in accordance with the 2017 Plan, including the terms, conditions and amounts of all such compensation. However, subject to certain exceptions, the sum of any cash compensation and the value of awards granted to a non-employee director as compensation for services as a non-employee director during any calendar year may not exceed $500,000, increased to $800,000 for the non-employee director’s initial year of service.

Awards. The 2017 Plan provides for the grant of stock options, restricted stock, performance bonuses, dividend equivalents, stock payments, restricted stock units (“RSUs”), performance shares, other incentive awards and stock appreciation rights (“SARs”). All awards under the 2017 Plan will be set forth in award agreements, which will detail all terms and conditions of the awards, including any applicable vesting and payment terms and post-termination exercise limitations. Awards will be settled in shares of our common stock or cash, as determined by the plan administrator.

Stock Options. Stock options provide for the purchase of shares of our common stock in the future at an exercise price set on the grant date. The exercise price of a stock option may not be less than 100% of the fair market value of the underlying share on the date of grant, except with respect to certain substitute options granted in connection with a corporate transaction. The term of a stock option may not be longer than ten years. Vesting conditions determined by the plan administrator may apply to stock options and may include continued service, performance and/or other conditions.

Restricted Stock Units. RSUs are contractual promises to deliver shares of our common stock (or the fair market value of such shares in cash) in the future, which may also remain forfeitable unless and until specified vesting conditions are met. RSUs generally may not be sold or transferred until vesting conditions are removed or expire. The shares underlying RSUs will not be issued until the RSUs have vested, and recipients of RSUs generally will have no voting or dividend rights prior to the time the RSUs are settled in shares, unless the RSU includes a dividend equivalent right (in which case the holder may be entitled to dividend equivalent payments under certain circumstances). Delivery of the shares underlying the RSUs may be deferred under the terms of the award or at the election of the participant, if the plan administrator permits such a deferral. On the settlement date or dates, we will issue to the participant one unrestricted, fully transferable share of our common stock (or the fair market value of one such share in cash) for each vested and nonforfeited RSU.

Restricted Stock. Restricted stock is an award of nontransferable shares of our common stock that remain forfeitable unless and until specified vesting conditions are met. Vesting conditions applicable to restricted stock may be based on continuing service, the attainment of performance goals and/or such other conditions as the plan administrator may determine. In general, restricted stock may not be sold or otherwise transferred until all restrictions are removed or expire.

Stock Appreciation Rights. SARs entitle their holder, upon exercise, to receive an amount equal to the appreciation of the shares subject to the award between the grant date and the exercise date. The exercise price of a SAR may not be less than 100% of the fair market value of the underlying share on the date of grant (except with respect to certain substitute SARs granted in connection with a corporate transaction) and the term of a SAR may not be longer than ten years. Vesting conditions determined by the plan administrator may apply to SARs and may include continued service, performance and/or other conditions. SARs under the 2017 Plan will be settled in cash or shares of common stock, or in a combination of both, as determined by the administrator.

Performance Shares. Performance shares are contractual rights to receive a range of shares of our common stock in the future based on the attainment of specified performance goals, in addition to other conditions which may apply to these awards. Conditions applicable to performance shares may be based on continuing service, the attainment of performance goals and/or such other conditions as the plan administrator may determine.

Stock Payments. Stock payments are awards of fully vested shares of our common stock that may, but need not, be made in lieu of base salary, bonus, fees or other cash compensation otherwise payable to any individual who is eligible to receive awards.

Other Incentive Awards. Other incentive awards are awards other than those enumerated in this summary that are denominated in, linked to or derived from shares of our common stock or value metrics related to our shares, and may remain forfeitable unless and until specified conditions are met. Other incentive awards may be linked to any one or more specific performance criteria determined by the plan administrator.

Dividend Equivalents. Dividend equivalents represent the right to receive the equivalent value of dividends paid on shares of our common stock and may be granted alone or in tandem with awards other than stock options or SARs. Dividend equivalents are credited as of dividend payments dates during the period between a specified date and the date such award terminates or expires, as determined by the plan administrator.

Performance Bonus Awards. Performance bonus awards are cash bonus awards that are granted subject to vesting and/or payment based on the attainment of specified performance goals.

Certain Transactions. The plan administrator has broad discretion to take action under the 2017 Plan, as well as make adjustments to the terms and conditions of existing and future awards, to prevent the dilution or enlargement of intended benefits and facilitate necessary or desirable changes in the event of certain transactions and events affecting our common stock, such as stock dividends, stock splits, mergers, acquisitions, consolidations and other corporate transactions. In addition, in the event of certain non-reciprocal transactions with our stockholders known as “equity restructurings,” the plan administrator will make equitable adjustments to the 2017 Plan and outstanding awards. In the event of a “change in control,” to the extent that the surviving entity declines to assume or substitute outstanding awards or it is otherwise determined that awards will not be assumed or substituted, the plan administrator shall cause the awards to become fully vested and exercisable in connection with the transaction.

Claw-Back Provisions, Transferability, and Participant Payments. All awards will be subject to the provisions of any claw-back policy implemented by us to the extent set forth in such claw-back policy and/or in the applicable award agreement. With limited exceptions for estate planning, domestic relations orders, certain beneficiary designations and the laws of descent and distribution, awards under the 2017 Plan are generally non-transferable prior to vesting, and are exercisable only by the participant, unless otherwise provided by the plan administrator. With regard to tax withholding, exercise price and purchase price obligations arising in connection with awards under the 2017 Plan, the plan administrator may, in its discretion, accept cash or check, shares of our common stock that meet specified conditions, a “market sell order” or such other consideration as it deems suitable.

Plan Amendment and Termination. The Board may amend or terminate the 2017 Plan at any time, subject to certain exceptions. In addition, no amendment, suspension or termination of the 2017 Plan may, without the consent of the affected participant, impair any rights or obligations under any previously-granted award, unless the award itself otherwise expressly so provides. If not earlier terminated by the Board, the 2017 Plan will terminate in October 2027.

Additional REIT Restrictions. The 2017 Plan provides that no participant will be granted, become vested in the right to receive or acquire or be permitted to acquire, or will have any right to acquire, shares under an award if such acquisition would be prohibited by the restrictions on ownership and transfer of our stock contained in our charter or would impair our status as a REIT.

Securities Laws. The 2017 Plan is intended to conform to all provisions of the Securities Act and the Exchange Act and any and all regulations and rules promulgated by the SEC thereunder, including, without limitation, Rule 16b-3. The 2017 Plan will be administered, and awards will be granted and may be exercised, only in such a manner as to conform to such laws, rules and regulations.

Federal Income Tax Consequences. The material federal income tax consequences of the 2017 Plan under current federal income tax law are summarized in the following discussion, which deals with the general tax principles applicable to the 2017 Plan. The following discussion is based upon laws, regulations, rulings and decisions now in effect, all of which are subject to change. Foreign, state and local tax laws, and employment, estate and gift tax considerations are not discussed due to the fact that they may vary depending on individual circumstances and from locality to locality.

Stock Options and SARs. A 2017 Plan participant generally will not recognize taxable income and we generally will not be entitled to a tax deduction upon the grant of a stock option or SAR. Only non-qualified stock options may be granted under the 2017 Plan. Upon exercising an option when the fair market value of our stock is higher than the exercise price of the option, a 2017 Plan participant generally will recognize taxable income at ordinary income tax rates equal to the excess of the fair market value of the stock on the date of exercise over the purchase price, and we (or our subsidiaries, if any) generally will be entitled to a corresponding tax deduction for compensation expense, in the amount equal to the amount by which the fair market value of the shares purchased exceeds the purchase price for the shares. Upon a subsequent sale or other disposition of the option shares, the participant will recognize a short-term or long-term capital gain or loss in the amount of the difference between the sales price of the shares and the participant’s tax basis in the shares.

Upon exercising or settling an SAR, a 2017 Plan participant will recognize taxable income at ordinary income tax rates, and we should be entitled to a corresponding tax deduction for compensation expense, in the amount paid or value of the shares issued upon exercise or settlement. Payments in shares will be valued at the fair market value of the shares at the time of the payment, and upon the subsequent disposition of the shares the participant will recognize a short-term or long-term capital gain or loss in the amount of the difference between the sales price of the shares and the participant’s tax basis in the shares.

Restricted Stock and RSUs. A 2017 Plan participant generally will not recognize taxable income at ordinary income tax rates and we generally will not be entitled to a tax deduction upon the grant of restricted stock or RSUs. Upon the termination of restrictions on restricted stock or the payment of RSUs, the participant will recognize taxable income at ordinary income tax rates, and we should be entitled to a corresponding tax deduction for compensation expense, in the amount paid to the participant or the amount by which the then fair market value of the shares received by the participant exceeds the amount, if any, paid for them. Upon the subsequent disposition of any shares, the participant will recognize a short-term or long-term capital gain or loss in the amount of the difference between the sales price of the shares and the participant’s tax basis in the shares. However, a 2017 Plan participant granted restricted stock that is subject to forfeiture or repurchase through a vesting schedule such that it is subject to a “risk of forfeiture” (as defined in Section 83 of the Code) may, subject to our consent, make an election under Section 83(b) of the Code to recognize taxable income at ordinary income tax rates, at the time of the grant, in an amount equal to the fair market value of the shares of common stock on the date of grant, less the amount paid, if any, for such shares. We will be entitled to a corresponding tax deduction for compensation, in the amount recognized as taxable income by the participant. If a timely Section 83(b) election is made, the participant will not recognize any additional ordinary income on the termination of restrictions on restricted stock, and we will not be entitled to any additional tax deduction.

Other Stock or Cash Based Awards. A 2017 Plan participant will not recognize taxable income and we will not be entitled to a tax deduction upon the grant of other stock or cash based awards until cash or shares are paid or distributed to the participant. At that time, any cash payments or the fair market value of shares that the participant receives will be taxable to the participant at ordinary income tax rates and we should be entitled to a corresponding tax deduction for compensation expense. Payments in shares will be valued at the fair market value of the shares at the time of the payment, and upon the subsequent disposition of the shares, the participant will recognize a short-term or long-term capital gain or loss in the amount of the difference between the sales price of the shares and the participant’s tax basis in the shares.

1999 Flexible Incentive Plan

We established the 1999 Flexible Incentive Plan (“1999 Plan”) for the purpose of attracting and retaining employees. No additional awards have been granted under the 1999 Plan since October 2017, at which time it was terminated.

Share Reserve. The 1999 Plan provides that the maximum number of shares that may be issued with respect to awards under the 1999 Plan at any time shall be an amount equal to 10% of our company’s issued and outstanding common stock at such time. At December 31, 2019, the maximum number of shares that could be issued under the 1999 Plan was approximately 1,762,000 shares. There have been approximately 651,000 restricted shares granted since adopting the 1999 Plan. At December 31, 2019, the amount of shares of common stock available for future grants under the 1999 Plan was approximately 1,111,000 shares.

Awards. The 1999 Plan provides that our administrator may grant or issue stock options, restricted stock, performance awards, dividend equivalents, stock appreciation rights, phantom stock awards or any combination thereof. The administrator considers each award grant subjectively, considering factors such as the individual performance of the recipient and the anticipated contribution of the recipient to the attainment of our long-term goals. Each award is set forth in a separate agreement with the person receiving the award and indicates the type, terms and conditions of the award. To date, only restricted stock has been issued under the 1999 Plan.

Restricted stock may be granted to participants and made subject to such restrictions as may be determined by the administrator. Typically, restricted stock may be repurchased by us at the original purchase price or, if no cash consideration was paid for such stock, forfeited for no consideration if the conditions or restrictions are not met, and the restricted stock may not be sold or otherwise transferred to third parties until restrictions are removed or expire. Recipients of restricted stock, unlike recipients of options, may have voting rights and may receive dividends, if any, prior to when the restrictions lapse.

Administration. Our Board of Directors administers the 1999 Plan. Subject to the terms and conditions of the 1999 Plan, the administrator has the authority to select the persons to whom awards are to be made, to determine the type or types of awards to be granted to each person, determine the number of awards to grant, determine the number of shares to be subject to such awards, and the terms and conditions of such awards, and make all other determinations and decisions and to take all other actions necessary or advisable for the administration of the 1999 Plan. The plan administrator is also authorized to prescribe, amend and rescind rules relating to administration of the 1999 Plan, subject to certain restrictions.

Eligibility. Awards under the 1999 Plan may be granted to individuals who are then our employees, consultants and members of our Board of Directors and our subsidiaries.

Amendment and Termination of the 1999 Plan. Our Board of Directors may terminate, amend or modify the 1999 Plan.

Corporate Transactions. In the event of a corporate transaction where the acquirer does not assume awards granted under the 1999 Plan, awards issued under the 1999 Plan will be subject to accelerated vesting such that 100% of the awards will become vested and exercisable or payable. Under the 1999 Plan, a corporate transaction is generally defined as any recapitalization, merger, consolidation or conversion involving our company or any exchange of securities involving the common stock, provided that a primary issuance of shares of common stock shall not be deemed to be a corporate transaction.

Securities Laws. The 1999 Plan is intended to conform to all provisions of the Securities Act and the Exchange Act and any and all regulations and rules promulgated by the SEC thereunder, including, without limitation, Rule 16b-3. The 1999 Plan will be administered, and awards will be granted and may be exercised, only in such a manner as to conform to such laws, rules and regulations.

Federal Income Tax Consequences. The material federal income tax consequences of the 1999 Plan under current federal income tax law are summarized in the following discussion, which deals with the general tax principles applicable to the 1999 Plan. The following discussion is based upon laws, regulations, rulings and decisions now in effect, all of which are subject to change. Foreign, state and local tax laws, and employment, estate and gift tax considerations are not discussed due to the fact that they may vary depending on individual circumstances and from locality to locality.

A 1999 Plan participant generally will not recognize taxable income at ordinary income tax rates and we generally will not be entitled to a tax deduction upon the grant of restricted stock. Upon the termination of restrictions on restricted stock, the participant will recognize taxable income at ordinary income tax rates, and we should be entitled to a corresponding tax deduction for compensation expense, in the amount paid to the participant or the amount by which the then fair market value of the shares received by the participant exceeds the amount, if any, paid for them. Upon the subsequent disposition of any shares, the participant will recognize a short-term or long-term capital gain or loss in the amount of the difference between the sales price of the shares and the participant’s tax basis in the shares. However, a 1999 Plan participant granted restricted stock that is subject to forfeiture or repurchase through a vesting schedule such that it is subject to a “risk of forfeiture” (as defined in Section 83 of the Code) may make an election under Section 83(b) of the Code to recognize taxable income at ordinary income tax rates, at the time of the grant, in an amount equal to the fair market value of the shares of common stock on the date of grant, less the amount paid, if any, for such shares. We will be entitled to a corresponding tax deduction for compensation, in the amount recognized as taxable income by the participant. If a timely Section 83(b) election is made, the participant will not recognize any additional ordinary income on the termination of restrictions on restricted stock, and we will not be entitled to any additional tax deduction.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	1,949,000^
Total	—	—	1,949,000

^

Of these securities: (i) approximately 838,000 shares of common stock remain available for future issuance under the 2017 Plan, and (ii) approximately 1,111,000 shares of common stock remain available for future issuance under the 1999 Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of June 12, 2020 relating to the beneficial ownership of shares of our common stock by (1) each director and named executive officer, and (2) all named executive officers and directors as a group. We are not aware of any persons who beneficially own more than 5% of our outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders.

Name of Beneficial Owner	Number of Shares of Series A Common Stock		% of Total Outstanding Shares (1)
Jennifer A. Barnes	7,000	(2)	*
David T. Bruen	50,656	(3)	*
Shirley Y. Bullard	44,076	(4)	*
Larry G. Dubose	138,043	(5)	*
James R. Durfey	7,000	(6)	*
Kenneth W. Elsberry	116,253	(7)	*
Jack K. Heilbron	306,020	(8)	1.71%
Gary M. Katz	81,423	(9)	*
Laureen E. Ong	10,125	(10)	*
Sumner J. Rollings	75,424	(11)	*
Adam Sragovicz	76,343	(12)	*
All current directors and named executive officers as a group (11 people)	912,362		5.11%

Less than 1%.

(1)

Assumes 17,847,455 shares of Series A Common Stock issued and outstanding as of June 12, 2020. Beneficial ownership includes shares of unvested restricted stock that vest annually during the years ending December 2020 through December 31, 2027, as applicable.

(2)	All of these shares are unvested restricted stock that are scheduled to become fully vested by December 31, 2022.
(3)	Includes 11,167 shares of unvested restricted stock that are scheduled to become fully vested by December 31, 2022.
(4)	Includes 11,167 shares of unvested restricted stock that are scheduled to become fully vested by December 31, 2022.
(5)	Includes 51,388 shares of unvested restricted stock that are scheduled to become fully vested by December 31, 2026.
(6)	All of these shares are unvested restricted stock that are scheduled to become fully vested by December 31, 2022.
(7)	Includes 30,062 shares of unvested restricted stock that are scheduled to become fully vested by December 31, 2025.
(8)

Of these shares: (i) 11,584 shares are held by Puppy Toes, Inc. and its subsidiaries (including Centurion Counsel, Inc.), of which Mr. Heilbron is the controlling shareholder, (ii) 20,013 shares are held by Mr. Heilbron’s spouse, and (iii) 112,835 shares are unvested restricted stock that are scheduled to become fully vested by December 31, 2027.

(9)	Includes 30,562 shares of unvested restricted stock that are scheduled to become fully vested by December 31, 2022.
(10)	Includes 9,083 shares of unvested restricted stock that are scheduled to become fully vested by December 31, 2022.
(11)	Of these shares: (i) 5,353 shares are held by Mr. Rollings’ spouse, and (ii) 11,167 shares are unvested restricted stock that are scheduled to become fully vested by December 31, 2022.
(12)	Includes 48,516 shares of unvested restricted stock that are scheduled to become fully vested by December 31, 2022.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and SEC rules require the Company’s directors, officers, and persons who own more than 10% of a registered class of our equity securities (collectively, “Insiders”), to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Insiders are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file to comply with their reporting obligations.

We have reviewed copies of reports provided to us, as well as written representations from certain reporting persons for the fiscal year ended December 31, 2019. Based solely on our review, we concluded that all reports were timely filed.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

In the last two fiscal years, there have been no transactions in which we were or are to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Our Audit Committee reviews and approves all related party transactions that management has determined are required to be disclosed in the audited financial statements.

Indemnification of Our Directors and Officers in Our Charter and Bylaws

Our charter authorizes us to obligate ourselves, and our bylaws obligate us, to the maximum extent permitted by Maryland law in effect from time to time, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to:

•	any present or former director or officer who is made or threatened to be made a party to, or witness in, a proceeding by reason of his or her service in that capacity; or

•

any individual who, while a director or officer of our company and at our request, serves or has served as a director, officer, partner, trustee, member or manager of another corporation, real estate investment trust, limited liability company, partnership, joint venture, trust, employee benefit plan or any other enterprise and who is made or threatened to be made a party to, or witness in, the proceeding by reason of his or her service in that capacity.

Our charter and bylaws also permit us to indemnify and advance expenses to any individual who served any of our predecessors in any of the capacities described above and any employee or agent of us or any of our predecessors.

Indemnification Agreements

We have entered into indemnification agreements with each of our named executive officers and directors whereby we agree to indemnify such officers and directors to the fullest extent permitted by Maryland law against all expenses and liabilities. These indemnification agreements also provide that upon an application for indemnity by a named executive officer or director to a court of appropriate jurisdiction, such court may order us to indemnify such officer or director. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors or officers, we have been informed that in the opinion of the SEC such indemnification is against public policy and is therefore unenforceable.

Director Independence

Our Board of Directors has determined that each of our current directors, except for Messrs. Heilbron, Dubose and Elsberry, has no relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is “independent” within the meaning of the listing standards of Nasdaq (“Nasdaq Rules”) and our director independence standards. Messrs. Heilbron and Dubose are named executive officers of the Company and Mr. Elsberry retired from the Company in December 2017. The Board of Directors established and employed the following categorical standards (which are at least as restrictive as “independent” standards of the Nasdaq Rules) in determining whether a relationship is material and thus would disqualify such director from being independent:

•	The director is, or has been within the last three years, our employee or an employee of any of our subsidiaries;

•	An immediate family member of the director is, or has been within the last three years, our executive officer or an executive officer of any of our subsidiaries;

•

The director (or an immediate family member of the director) received during any 12-month period within the last three years, more than $120,000 in direct compensation from us and/or any of our subsidiaries, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);

•

The director was affiliated with or employed within the last three years by our present or former external auditor or an immediate family member of the director was affiliated with or employed in a professional capacity by our present or former external auditor and worked on our audit within the last three years;

•

The director (or an immediate family member of the director) is, or has been within the last three years, employed as an executive officer of another company where any of our executives serve or served on that company’s compensation committee;

•

The director, or an immediate family member of the director, is currently a controlling stockholder, partner or executive officer of another company that made payments to, or received payments from us or any of our subsidiaries for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $200,000, or 5% of such other company’s consolidated gross revenues; or

•

The director (or an immediate family member of the director) was, within the last three years, an officer, director or trustee of a charitable organization where our (or an affiliated charitable foundation’s) annual discretionary charitable contributions to the charitable organization exceeded the greater of $200,000 or 5% of that organization’s consolidated gross revenues.

An “affiliate” includes any person beneficially owning in excess of 10% of the voting power of, or a general partner or managing member of, a company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table presents fees for professional services rendered by Squar Milner LLP for fiscal years 2019 and 2018:

	2019	2018
Audit fees1	$167,940	$167,940
Audit-related fees2	—	10,800
Tax fees	—	—

Total fees	$167,940	$178,740

[1]	Audit fees represent aggregate fees billed for professional services in connection with our annual audit of our consolidated financial statements and reviews of our quarterly reports on Form 10-Q.

[2]

Audit-related fees represent fees for assurance and related services reasonably related to the audit and/or review of financial statements, such as audits required in connection with property acquisitions, certain additional services associated with accessing the capital markets, including reviewing registration statements and amendments thereto, the issuance and preparation of comfort letters and consents, and/or other accounting related services.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that it generally must pre-approve all audit and non-audit services to be performed by the Company’s independent registered public accounting firm before the firm is engaged to perform the services. The Audit Committee reviews and approves these fees in advance, taking into consideration the quality and timing of service and the competitiveness of the fees charged. The Audit Committee believes that audit independence has not been impaired as a result of the non-audit services provided.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules:

Our consolidated financial statements and notes thereto, and schedules, required to be filed in our Annual Report on Form 10-K are included in the Original Form 10-K.

Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K/A:

31.3	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 12, 2020	PRESIDIO PROPERTY TRUST, INC.

	By:	/s/ Jack K. Heilbron
Jack K. Heilbron
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)