Form 10-Q
period 2020-06-30
Presidio Property Trust, Inc.
filed 2020-08-12
CIK 1080657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q
______________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
At August 12, 2020, registrant had issued and outstanding 8,922,036 shares of its Series A common stock, $0.01 par value.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report and in our other filings with the Securities and Exchange Commission (the “SEC”). Forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, financial condition, liquidity, capital resources, cash flows, results of operations and other financial and operating information. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “should,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Important factors that may cause actual results to differ from projections include, but are not limited to:
•the potential continuing adverse effects of the COVID-19 virus and economic turmoil on the financial condition, results of operations, cash flows and performance of the Company, particularly our ability to collect rent, resulting from adverse changes on the financial condition, results of operations, cash flows and performance of our tenants, and on the global economy and financial markets; adverse economic conditions in the real estate market and overall financial market fluctuations;
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
•inability to complete real estate acquisitions or dispositions on favorable terms and/or without significant defeasance or prepayment costs;
•failure to manage or operate properties efficiently and effectively;
•increased interest rates and/or borrowing costs;
•changes in our business strategy;
•failure to generate sufficient cash flows to service our outstanding indebtedness;
•failure or inability to implement recapitalization plans;
•environmental uncertainties, risks and cost related to adverse weather conditions and natural disasters (resulting in uninsured and under insured losses), and compliance with any environmental requirements;
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Presidio Property Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$26,666,657	$26,914,284
Buildings and improvements	136,030,293	137,801,734
Tenant improvements	15,274,081	14,282,502
Lease intangibles	5,321,296	5,321,296
Real estate assets and lease intangibles held for investment, cost	183,292,327	184,319,816
Accumulated depreciation and amortization	(31,698,035)	(29,231,607)
Real estate assets and lease intangibles held for investment, net	151,594,292	155,088,209
Real estate assets held for sale, net	24,921,374	45,118,411
Real estate assets, net	176,515,666	200,206,620
Cash, cash equivalents and restricted cash	8,657,989	10,391,275
Deferred leasing costs, net	1,674,881	2,053,927
Goodwill	2,423,000	2,423,000
Other assets, net	4,949,592	5,709,586
TOTAL ASSETS	$194,221,128	$220,784,408
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$111,301,705	$113,069,643
Mortgage notes payable related to properties held for sale, net	14,229,223	29,323,349
Mortgage notes payable, total net	125,530,928	142,392,992
Note payable, net	8,250,821	12,238,692
Accounts payable and accrued liabilities	4,957,035	5,673,815
Accrued real estate taxes	1,270,148	2,987,601
Lease liability, net	115,090	560,188
Below-market leases, net	226,346	309,932
Total liabilities	140,350,368	164,163,220
Commitments and contingencies (Note 9)
Equity:
Series A Common Stock, $0.01 par value, shares authorized: 100,000,000; 8,925,036 and 8,881,842 shares were both issued and outstanding at June 30, 2020 and December 31, 2019, respectively	89,250	88,818
Additional paid-in capital	153,376,678	152,129,120
Dividends and accumulated losses	(116,067,090)	(113,037,144)
Total stockholders' equity before noncontrolling interest	37,398,838	39,180,794
Noncontrolling interest	16,471,922	17,440,394
Total equity	53,870,760	56,621,188
TOTAL LIABILITIES AND EQUITY	$194,221,128	$220,784,408

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental income	$5,879,526	$6,799,575	$12,665,211	$13,694,755
Fees and other income	241,878	321,412	485,344	605,496
Total revenue	6,121,404	7,120,987	13,150,555	14,300,251
Costs and expenses:
Rental operating costs	1,999,834	2,526,002	4,380,926	5,289,552
General and administrative	1,278,971	1,419,668	2,630,316	3,180,371
Depreciation and amortization	1,622,230	1,749,113	3,196,756	3,959,194
Impairment of real estate assets	845,674	—	845,674	—
Total costs and expenses	5,746,709	5,694,783	11,053,672	12,429,117
Other income (expense):
Interest expense-Series B preferred stock	—	(627,273)	—	(1,275,724)
Interest expense-mortgage notes	(1,477,628)	(1,864,597)	(3,165,404)	(3,761,349)
Interest expense - note payable	(795,728)	—	(1,661,798)	—
Interest and other income (expense), net	8,400	4,409	1,405	9,933
Gain on sales of real estate, net	334,096	176,392	324,261	1,390,634
Income tax expense	(51,369)	(191,809)	(135,000)	(273,239)
Total other income (expense), net	(1,982,229)	(2,502,878)	(4,636,536)	(3,909,745)
Net loss	(1,607,534)	(1,076,674)	(2,539,653)	(2,038,611)
Less: Income attributable to noncontrolling interests	(315,282)	(182,924)	(490,293)	(949,379)
Net loss attributable to Presidio Property Trust, Inc. common stockholders	$(1,922,816)	$(1,259,598)	$(3,029,946)	$(2,987,990)
Basic and diluted loss per common share	$(0.22)	$(0.14)	$(0.34)	$(0.34)
Weighted average number of common shares outstanding - basic and diluted	8,897,037	8,857,890	8,889,436	8,862,407

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Common Stock		Additional Paid-in Capital	Dividends and Accumulated Losses	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2019	8,881,842	$88,818	$152,129,120	$(113,037,144)	$39,180,794	$17,440,394	$56,621,188
Net loss	—	—	—	(1,107,130)	(1,107,130)	175,011	(932,119)
Distributions in excess of contributions received	—	—	—	—	—	(277,472)	(277,472)
Balance, March 31, 2020	8,881,842	$88,818	$152,129,120	$(114,144,274)	$38,073,664	$17,337,933	$55,411,597
Net loss	—	—	—	(1,922,816)	(1,922,816)	315,282	(1,607,534)
Contributions received from noncontrolling interests, net of distributions paid	—	—	—	—	—	66,697	66,697
Share reconciliation adjustment	(16,080)	(162)	162	—	—	—	—
Issuance of stock for Limited Partnership interests	59,274	594	1,247,396	—	1,247,990	(1,247,990)	—
Balance, June 30, 2020	8,925,036	$89,250	$153,376,678	$(116,067,090)	$37,398,838	$16,471,922	$53,870,760

	Common Stock		Additional Paid-in Capital	Dividends and Accumulated Losses	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2018	8,860,711	$88,608	$151,670,625	$(111,343,840)	$40,415,393	$15,725,650	$56,141,043
Net loss	—	—	—	(1,728,392)	(1,728,392)	766,455	(961,937)
Dividends paid	—	—	—	(150)	(150)	—	(150)
Distributions in excess of contributions received	—	—	—	—	—	(258,708)	(258,708)
Repurchase of common stock	(7,161)	(72)	(52,077)	—	(52,149)	—	(52,149)
Vesting of restricted stock	13,424	134	230,749	—	230,883	—	230,883
Balance, March 31, 2019	8,866,974	$88,670	$151,849,297	$(113,072,382)	$38,865,585	$16,233,397	$55,098,982
Net loss	—	—	—	(1,259,598)	(1,259,598)	182,924	(1,076,674)
Dividends declared	—	—	—	(1,082,947)	(1,082,947)	—	(1,082,947)
Contributions received from noncontrolling interests, net of distributions paid	—	—	—	—	—	195,178	195,178
Repurchase of common stock	(9,085)	(91)	(68,043)	—	(68,134)	—	(68,134)
Balance, June 30, 2019	8,857,889	$88,579	$151,781,254	$(115,414,927)	$36,454,906	$16,611,499	$53,066,405

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,539,653)	$(2,038,611)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,196,756	3,959,194
Stock compensation	361,243	635,758
Bad debt expense	51,912	19,088
Gain on sale of real estate assets, net	(324,261)	(1,390,634)
Impairment of real estate assets	845,674	—
Accretion of original issue discount	675,603	—
Amortization of financing costs	733,024	400,131
Amortization of above-market leases	25,341	30,125
Amortization of below-market leases	(83,586)	(94,541)
Straight-line rent adjustment	(160,584)	(9,267)
Changes in operating assets and liabilities:
Other assets	997,694	947,911
Accounts payable and accrued liabilities	(1,860,992)	1,525,219
Accrued real estate taxes	(1,717,453)	(1,571,491)
Net cash provided by operating activities	200,718	2,412,882
Cash flows from investing activities:
Real estate acquisitions	(6,292,383)	(6,116,035)
Additions to buildings and tenant improvements	(2,382,436)	(4,660,917)
Additions to deferred leasing costs	(95,151)	(661,401)
Proceeds from sales of real estate, net	29,383,743	14,848,959
Net cash provided by investing activities	20,613,773	3,410,606
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	7,154,117	9,151,851
Repayment of mortgage notes payable	(24,171,066)	(10,939,681)
Repayment of note payable	(5,224,401)	—
Redemption of mandatorily redeemable preferred stock	—	(900,000)
Payment of deferred offering costs	(95,652)	—
Distributions to noncontrolling interests, net of contributions	(210,775)	(63,530)
Repurchase of common stock	—	(119,958)
Dividends paid to stockholders	—	(1,075,521)
Net cash used in financing activities	(22,547,777)	(3,946,839)
Net (decrease) increase in cash equivalents and restricted cash	(1,733,286)	1,876,649
Cash, cash equivalents and restricted cash - beginning of period	10,391,275	9,776,215
Cash, cash equivalents and restricted cash - end of period	$8,657,989	$11,652,864
Supplemental disclosure of cash flow information:
Interest paid-Series B preferred stock	$—	$1,146,872
Interest paid-mortgage notes payable	$3,089,554	$3,072,901
Interest paid-notes payable	$425,267	$—
Unpaid deferred offering costs	$91,037	$—
Non-cash financing activities:
Issuance of stock for limited partnership interests	$1,247,990	$—
See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2020
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
•Four retail shopping centers (“Retail Properties”) which total approximately 131,722 rentable square feet; and
•132 model home residential properties (“Model Homes”) leased back on a triple-net basis to homebuilders that are owned by six affiliated limited partnerships and one wholly-owned corporation (“Model Home Properties”).
The Company or one of its affiliates operates the following partnerships during the periods covered by these condensed consolidated financial statements:
•The Company is the sole general partner and a limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), all with ownership interests in entities that own real estate income producing properties.
•The Company is the general and/or limited partner in six limited partnerships that purchase Model Homes and lease them back to homebuilders (Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP, Dubose Model Home Investors #204, LP, Dubose Model Home Investors #205, LP, Dubose Model Home Investors #206, LP and NetREIT Dubose Model Home REIT, LP). The Company refers to these entities collectively as the “Model Home Partnerships”.
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

Reverse Stock Split. On July 29, 2020, we amended our charter to effect a one-for-two reverse stock split of every outstanding share of our Series A Common Stock. The financial statements and accompanying footnotes have been retroactively restated to reflect the reverse stock split.
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
For the six months remaining in 2020 and the year ending December 31, 2021, we have $7.0 million and $29.1 million of mortgage notes payable maturing, respectively, related to our properties. For the year ending December 31, 2020, we have $6.2 million of mortgage notes payable maturing related to the model homes properties and $0.9 million of mortgage notes payable maturing related to the commercial properties. Management expects that certain properties may be sold and the underlying mortgage notes would be paid off with sales proceeds while other mortgage notes will be refinanced.
As the Company continues its operations, it may seek additional financing, however, there can be no assurance that any additional financing will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans and/or certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Management believes that the combination of working capital on hand and the ability to refinance commercial and model home mortgages will fund operations through at least the next twelve months from the date of the issuance of these unaudited interim financial statements.
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
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statement and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the three and six months ended June 30, 2020 and 2019, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the SEC on March 13, 2020. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020 due to seasonal variations and other factors, such as the effects of the novel coronavirus (“COVID-19”) and its possible influence on our future results.
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
Cash Equivalents and Restricted Cash. At June 30, 2020 and December 31, 2019, we had approximately $6.0 million and $5.7 million in cash equivalents, respectively, and $2.7 million and $4.7 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash and cash in our operating accounts and are held in bank accounts at third party institutions. Restricted cash consists of funds used for property taxes, insurance, capital expenditures and leasing commissions.
Real Estate Held for Sale. Real estate held for sale during the current period is classified as “real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Mortgage notes payable related to the real estate held for sale during the current period are classified as “mortgage notes payable related to real estate held for sale, net” for all prior periods presented in the accompanying condensed consolidated financial statements. As of June 30, 2020, three commercial properties meet the criteria to be classified as held for sale, which are World Plaza, Garden Gateway and one of the four buildings at Executive Office Park and four Model Homes were classified as held for sale.
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
During the three months ended June 30, 2020, the Company entered into lease renewal negotiations with a significant tenant at our Waterman Plaza retail property at a lower market rental rate than the rental rate being charged previously. The Company obtained a broker opinion of value that considered the lower market rental rates and subsequently determined there was a material change to undiscounted cash flows on the property as of June 30, 2020. Therefore, the Company recorded an $845,000 non-cash impairment in the Condensed Consolidated Statements of Operations in June 2020.
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
In June 2017, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, amended in February 2020 with ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842). ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. While ASU 2016-13 was effective for periods beginning after December 15, 2019, the issuance of ASU 2020-02 has allowed for the delay in adoption for certain smaller public companies, and is now effective for fiscal periods beginning after December 15, 2022. Retrospective adjustments shall be applied through a cumulative-effect adjustment to retained earnings. The Company is continuing to evaluate the impact of this guidance on its financial statements.
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
3. RECENT REAL ESTATE TRANSACTIONS
During the six months ended June 30, 2020, the Company disposed of the following properties:
•Centennial Tech Center, which was sold on February 5, 2020 for approximately $15.0 million and the Company recognized a loss of approximately $913,000.
•Union Terrace, which was sold on March 13, 2020 for approximately $11.3 million and the Company recognized a gain of approximately $688,000.
During the six months ended June 30, 2020, the Company disposed of 21 model homes for approximately $8.0 million and recognized a gain of approximately $557,000.
During the six months ended June 30, 2020, the Company acquired 17 model homes for approximately $6.3 million. The purchase price was paid through cash payments of approximately $1.9 million and mortgage notes of approximately $4.4 million.
During the six months ended June 30, 2019, the Company disposed of the following property:
•Morena Office Center, which was sold on January 15, 2019 for approximately $5.6 million and the Company recognized a gain of approximately $700,000.
•Nightingale land was sold on May 8, 2019 for approximately $875,000 and recognized a loss of approximately $93,000.
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

4. REAL ESTATE ASSETS
A summary of the properties owned by the Company as of June 30, 2020 is as follows:

Property Name	Date Acquired	Location	Real estate assets, net (in thousands)
Garden Gateway Plaza (1)	March 2007	Colorado Springs, Colorado	$11,445
World Plaza (1)	September 2007	San Bernardino, California	9,271
Executive Office Park (2)	July 2008	Colorado Springs, Colorado	7,623
Waterman Plaza	August 2008	San Bernardino, California	4,000
Genesis Plaza	August 2010	San Diego, California	8,947
Dakota Center	May 2011	Fargo, North Dakota	8,724
Grand Pacific Center	March 2014	Bismarck, North Dakota	5,823
Arapahoe Center	December 2014	Centennial, Colorado	9,492
Union Town Center	December 2014	Colorado Springs, Colorado	9,482
West Fargo Industrial	August 2015	West Fargo, North Dakota	7,136
300 N.P.	August 2015	Fargo, North Dakota	3,336
Research Parkway	August 2015	Colorado Springs, Colorado	2,473
One Park Center	August 2015	Westminster, Colorado	8,789
Highland Court	August 2015	Centennial, Colorado	11,136
Shea Center II	December 2015	Highlands Ranch, Colorado	21,470
Presidio Property Trust, Inc. properties			129,147
Model Home properties (3)	2014-2020	AZ, FL, IL, PA, TX, WI	47,369
Total real estate assets and lease intangibles, net			$176,516
(1)Properties held for sale as of June 30, 2020.
(2)One of four buildings in the property is held for sale as of June 30, 2020.
(3)Includes four Model Homes that are listed as held for sale as of June 30, 2020.

Geographic Diversification Tables
The following tables show a list of commercial properties owned by the Company grouped by state and geographic region as of June 30, 2020:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	3	134,787	11.9%	$1,901,873	13.2%
Colorado	8	597,912	52.9%	9,120,615	63.0%
North Dakota	4	397,039	35.2%	3,452,183	23.8%
Total	15	1,129,738	100.0%	$14,474,671	100.0%

The following tables show a list of our Model Home properties by geographic region as of June 30, 2020:

Geographic Region	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate of Aggregate % Annual Rent
Southwest	105	308,071	82.2%	$3,116,028	78.7%
Southeast	20	45,727	12.2%	551,088	13.9%
Midwest	2	6,602	1.7%	99,276	2.5%
East	2	5,255	1.4%	70,716	1.8%
Northeast	3	9,271	2.5%	121,020	3.1%
Total	132	374,926	100.0%	$3,958,128	100.0%

5. LEASE INTANGIBLES
The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	June 30, 2020			December 31, 2019
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$3,186,889	$(2,667,835)	$519,054	$4,360,027	$(3,283,027)	$1,077,000
Leasing costs	1,800,922	(1,500,149)	300,773	2,937,976	(2,002,711)	935,265
Above-market leases	333,485	(266,080)	67,405	333,485	(240,739)	92,746
	$5,321,296	$(4,434,064)	$887,232	$7,631,488	$(5,526,477)	$2,105,011
As of June 30, 2020 there were no gross lease intangible assets included in real estate assets held for sale. As of December 31, 2019, there was $2.3 million gross lease intangible assets included in real estate assets held for sale, with $1.4 million of accumulated amortization related to the lease intangible assets netted against real estate assets held for sale.
The net value of acquired intangible liabilities was $226,000 and $310,000 relating to below-market leases as of June 30, 2020 and December 31, 2019, respectively.
Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

Six months remaining in 2020	$265,169
Years ending December 31:
2021	372,484
2022	202,479
2023	17,663
2024	17,663
Thereafter	11,774
Total	$887,232
The weighted average remaining amortization period of the intangible assets as of June 30, 2020 is 1.7 years.
6. OTHER ASSETS
Other assets consist of the following:

	June 30, 2020	December 31, 2019
Deferred rent receivable	$2,127,276	$2,680,886
Prepaid expenses, deposits and other	492,775	601,897
Accounts receivable, net	1,353,841	1,336,122
Right-of-use assets, net	115,434	561,375
Other intangibles, net	172,483	212,932
Notes receivable	316,374	316,374
Deferred offering costs	371,409	—
Total other assets	$4,949,592	$5,709,586

7. MORTGAGE NOTES PAYABLE
Mortgage notes payable consist of the following:

Mortgage note property	Notes	Principal as of		Loan Type	Interest Rate (1)	Maturity
		June 30,	December 31,
		2020	2019
Garden Gateway Plaza	(3)	$5,967,727	$6,071,315	Fixed	5.00%	8/5/2021
World Plaza	(3)(4)	5,854,222	4,979,383	Variable	4.40%	7/5/2021
West Fargo Industrial		4,177,324	4,216,565	Fixed	4.79%	5/31/2029
Waterman Plaza	(7)	3,247,878	3,274,097	Variable	4.25%	4/29/2021
300 N.P.		2,292,848	2,311,738	Fixed	4.95%	6/11/2022
Highland Court		6,350,303	6,424,366	Fixed	3.82%	9/1/2022
Dakota Center		10,007,257	10,111,693	Fixed	4.74%	7/6/2024
Union Terrace	(2)	—	6,240,396	Fixed	4.50%	9/5/2024
Centennial Tech Center	(2)	—	9,561,654	Fixed	4.43%	1/5/2024
Research Parkway		1,787,129	1,813,305	Fixed	3.94%	1/5/2025
Arapahoe Service Center		8,009,836	8,085,727	Fixed	4.34%	1/5/2025
Union Town Center		8,406,185	8,440,000	Fixed	4.28%	1/5/2025
Executive Office Park	(3)	4,783,471	4,839,576	Fixed	4.83%	6/1/2027
Genesis Plaza		6,327,800	6,378,110	Fixed	4.71%	9/6/2025
One Park Centre		6,436,968	6,487,532	Fixed	4.77%	9/5/2025
Shea Center II		17,727,500	17,727,500	Fixed	4.92%	1/5/2026
Grand Pacific Center	(5)	3,795,623	3,851,962	Fixed	4.02%	8/1/2037
Subtotal, Presidio Property Trust, Inc. Properties		95,172,071	110,814,919
Model Home mortgage notes	(3)	31,270,029	32,644,129	Fixed	(6)	2020-2023
Mortgage Notes Payable		$126,442,100	$143,459,048
Unamortized loan costs		(911,172)	(1,066,056)
Mortgage Notes Payable, net		$125,530,928	$142,392,992
(1)Interest rates as of June 30, 2020.
(2)Centennial Tech Center and Union Terrace were sold on February 5, 2020 and March 13, 2020, respectively.
(3)Properties held for sale as of June 30, 2020. Only one of four buildings at Executive Office Park was classified as held for sale. There are four model homes included as held for sale.
(4)Interest on this loan is ABR plus 0.75% and LIBOR plus 2.75%. For the six months ended June 30, 2020, the weighted average interest rate was 4.40%.
(5)Interest rate is subject to reset on September 1, 2023.
(6)Each model home has a stand-alone mortgage note at interest rates ranging from 2.52% to 5.63% per annum at June 30, 2020.
(7)Interest on this loan resets annually at LIBOR plus 3.00%, with a floor of 4.25%.
The Company is in compliance with all material conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable were as follows as of June 30, 2020:

	Presidio Property Trust, Inc. Notes Payable	Model Homes Notes Payable	Total Principal Payments
Six months remaining in 2020	$882,006	$6,150,969	$7,032,975
Years ending December 31:
2021	16,382,167	12,708,950	$29,091,117
2022	9,798,450	8,505,525	$18,303,975
2023	1,514,611	3,904,585	$5,419,196
2024	1,645,496	—	$1,645,496
Thereafter	64,949,341	—	$64,949,341
Total	$95,172,071	$31,270,029	$126,442,100

8. NOTES PAYABLE

On September 17, 2019, the Company executed a Promissory Note pursuant to which Polar Multi-Strategy Master Fund (“Polar”), extended a loan in the principal amount of $14.0 million to the Company (“Polar Note”). The Polar Note bears interest at a fixed rate of 8% per annum and requires monthly interest-only payments. The final payment due at maturity, October 1, 2020 (or March 31, 2021, if extended pursuant to the Polar Note), includes payment of the outstanding principal and accrued and unpaid interest. The Company may repay the Polar Note at any time, subject to the payment of an Optional Redemption Fee (as defined in the Polar Note), if applicable. Such fee is not applicable to repayments made from the proceeds of property sales.

The principal balance of the Polar Note as of June 30, 2020 consists of cash received, less cash repayments from property sales of $7.4 million and Original Issue Discount (“OID”) of $1.4 million. The OID has been recorded on the accompanying condensed consolidated balance sheets as a direct deduction from the principal of the Note and is recognized as interest expense over the term of the Note commencing on September 17, 2019 through October 1, 2020. The unrecognized OID totaled approximately $337,000 as of June 30, 2020. The accretion of the OID recognized during the six months ended June 30, 2020 was $676,000.

The Company incurred approximately $1.1 million in legal and underwriting costs related to the Polar Note transaction. These costs have been recorded as debt issuance costs on the accompanying condensed consolidated balance sheets as a direct deduction from the principal of the Note and are being amortized over the term of the Note. Amortization expense totaling approximately $561,000 was included in interest expenses for the six months ended June 30, 2020, in the accompanying condensed consolidated statements of operations. The unamortized debt issuance costs totaled $187,000 as of June 30, 2020.

Under the terms of the Polar Note, the Company is subject to certain financial covenants including maintaining a debt to property fair value ratio of no greater than 75%. As of June 30, 2020, the Company is in compliance with such covenants.
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
On April 30, 2020, the Company received a Paycheck Protection Program loan of $462,000 from the Small Business Administration which will provide additional economic relief during the COVID-19 pandemic. The loan will be fully forgiven should the funds be used for payroll related costs, mortgage interest, rent and utilities, as long as our employee headcount remains consistent with our baseline period over an eight week period following the date the loan was received, otherwise the loan will be repaid over two years following a six month deferral. On June 5, 2020, the period over which the loan could be utilized was extended to 24 weeks. The loan was recorded in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2020. We have primarily used the funds to cover payroll related costs.
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
The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of June 30, 2020, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.
10. SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK
During the year ended December 31, 2019, the Company redeemed all of its remaining 16,900 shares of its Series B Preferred Stock for $16.9 million. As of June 30, 2020 and December 31, 2019, no Series B Preferred Stock remained outstanding. Amortization expense totaling approximately $61,000 and $122,000 was included in interest expense for the three and six months ended June 30, 2019, respectively in the accompanying condensed consolidated statements of operations. The unamortized deferred costs totaled zero as of June 30, 2020 and December 31, 2019, respectively.
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
Cash Dividends. During the six months ended June 30, 2020 the Company paid no cash dividend. During the six months ended June 30, 2019 the Company paid a cash dividend of approximately $1.1 million or $0.12 per share (post-split).
Partnership Interests. Through the Company, its subsidiaries and its partnerships, we own 15 commercial properties in fee interest and have partial interests in two commercial properties through our interests in various affiliates in which we serve as general partner, member and/or manager. We purchased the partnership interest in one limited partnership that owned one property during 2016. Each of the limited partnerships is referred to as a “DownREIT.” In each DownREIT, we have the right, through put and call options, to require our co-investors to exchange their interests for shares of our common stock at a stated price after a defined period (generally five years from the date they first invested in the entity’s real property), the occurrence of a specified event or a combination thereof. The Company is a limited partner in four partnerships and sole shareholder in one corporation, which entities purchase and leaseback model homes from homebuilders.
During the six months ended June 30, 2020, the Company exercised two put options with a limited partner to exchange a total of 59,274 shares of the Company’s Series A Common Stock for the limited partner’s partnership interest, resulting in an increase in ownership interest of each limited partnership by the Company. As part of this non-cash equity transaction, the Company reclassified $1.2 million in minority interest to common stock and additional paid in capital on the Condensed Consolidated Balance Sheets.

Dividend Reinvestment Plan. The Company had adopted a distribution reinvestment plan (“Plan) that allowed stockholders to receive dividends and other distributions otherwise distributable to them invested in additional shares of the Company’s common stock. The Company registered 3,000,000 shares of common stock pursuant to the Plan. The purchase price per share used in the past was 95% of the price the Company sold its shares or $19.00 per share (post-split). No sales commission or dealer manager fee were paid on shares sold through the Plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all participants at least thirty (30) days prior to such record date. The Plan became effective on January 23, 2012 and was suspended on December 7, 2018. As of June 30, 2020, approximately $17.4 million or approximately 917,074 shares of common stock have been issued under the Plan. No shares were issued under the Plan during the six months ended June 30, 2020.
Stock-Based Compensation. The Company recognizes noncash compensation expense ratably over the vesting period, and accordingly, we recognized $204,000 and $203,000 in noncash compensation expense for the three month periods ended June 30, 2020 and 2019, respectively, and $361,000 and $636,000 for the six months ended June 30, 2020 and 2019, respectively, which is included in general and administrative expense on the Condensed Consolidated Statements of Operations.
12. SEGMENTS
The Company’s reportable segments consist of three types of commercial real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results: Office/Industrial Properties, Model Home Properties and Retail Properties. The Company also has certain corporate-level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.  The accounting policies of the reportable segments are the same as those described in Note 2.  There is no material inter segment activity.
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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the three and six months ended June 30, 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Office/Industrial Properties:
Rental, fees and other income	$4,198,849	$5,496,096	$9,183,790	$10,950,249
Property and related expenses	(1,657,836)	(2,299,126)	(3,673,459)	(4,803,914)
Net operating income, as defined	2,541,013	3,196,970	5,510,331	6,146,335
Model Home Properties:
Rental, fees and other income	1,093,015	1,001,918	2,209,745	2,083,602
Property and related expenses	(55,531)	(48,187)	(101,791)	(98,609)
Net operating income, as defined	1,037,484	953,731	2,107,954	1,984,993
Retail Properties:
Rental, fees and other income	829,540	622,973	1,757,020	1,266,400
Property and related expenses	(1,132,142)	(178,689)	(1,451,350)	(387,029)
Net operating (loss) income, as defined	(302,602)	444,284	305,670	879,371
Reconciliation to net loss:
Total net operating income, as defined, for reportable segments	3,275,895	4,594,985	7,923,955	9,010,699
General and administrative expenses	(1,278,971)	(1,419,668)	(2,630,316)	(3,180,371)
Depreciation and amortization	(1,622,230)	(1,749,113)	(3,196,756)	(3,959,194)
Interest expense	(2,273,355)	(2,491,870)	(4,827,202)	(5,037,073)
Other income (expense), net	8,400	4,409	1,405	9,933
Income tax expense	(51,369)	(191,809)	(135,000)	(273,239)
Gain on sale of real estate	334,096	176,392	324,261	1,390,634
Net loss	$(1,607,534)	$(1,076,674)	$(2,539,653)	$(2,038,611)

Assets by Reportable Segment:	June 30, 2020	December 31, 2019
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$103,838,473	$126,421,648
Total assets (2)	$103,584,934	$131,180,612
Model Home Properties:
Land, buildings and improvements, net (1)	$47,369,007	$48,466,371
Total assets (2)	$50,721,230	$51,389,400
Retail Properties:
Land, buildings and improvements, net (1)	$25,226,109	$25,318,601
Total assets (2)	$26,493,119	$26,588,254
Reconciliation to Total Assets:
Total assets for reportable segments	$180,799,283	$209,158,266
Other unallocated assets:
Cash, cash equivalents and restricted cash	2,023,182	1,591,041
Other assets, net	11,398,663	10,035,101
Total Assets	$194,221,128	$220,784,408
(1)Includes lease intangibles and the land purchase option related to property acquisitions.
(2)Includes land, buildings and improvements, cash, cash equivalents, and restricted cash, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

Capital Expenditures by Reportable Segment	For the Six Months Ended June 30,
	2020	2019
Office/Industrial Properties:
Capital expenditures and tenant improvements	$2,374,260	$4,645,667
Model Home Properties:
Acquisition of operating properties	6,292,383	6,116,035
Retail Properties:
Capital expenditures and tenant improvements	8,176	15,250
Totals:
Acquisition of operating properties, net	6,292,383	6,116,035
Capital expenditures and tenant improvements	2,382,436	4,660,917
Total real estate investments	$8,674,819	$10,776,952

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

We may refer to the three months ended June 30, 2020 and June 30, 2019 as the “2020 Quarter” and the “2019 Quarter,” respectively.

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
Outlook

On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic caused state and local governments within our areas of business operations to institute quarantines, “shelter-in-place” mandates, including rules and restrictions on travel and the types of businesses that may continue to operate. While certain areas begin to re-open, others have seen an increase in the number of cases reported, prompting local government to enforce further restrictions. We continue to monitor our operations and government recommendations and have modified our normal operations, including requiring our employees to work remotely with the exception of essential personnel.

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

The effects of the COVID-19 pandemic did not significantly impact our operating results during the first or second quarter of 2020. We continue to monitor and communicate with our tenants to assess their needs and ability to pay rent. We have negotiated and are continuing to negotiate lease amendments with certain tenants who have demonstrated financial distress caused by the COVID-19 pandemic, which have included or may include rent deferral, temporary rent abatement, or reduced rental rates and/or lease extension periods. While these amendments have effected our short term cash flows, we do not believe they represent a change in the valuation of our assets for the properties effected and have not significantly effected our results of operations. Given the longevity of this pandemic, the COVID-19 outbreak may materially affect our financial condition and results of operations going forward, including, but not limited to, real estate rental revenues, credit losses, leasing activity, and potentially the valuation of our real estate assets. We expect that we may have additional rent deferrals, abatements and credit losses from our commercial tenants during the remainder of 2020 which may have a material impact on our real estate rental revenue and cash collections. We also expect that the effects of the COVID-19 pandemic will impact our ability to lease up available commercial space. Our business operations and activities in many regions may be subject to future quarantines, "shelter-in-place" rules, and various other restrictions for the foreseeable future. Due to the uncertainty of the future impacts of the COVID-19 pandemic, the extent of the financial impact cannot be reasonably estimated at this time. For more information, see Part II - Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW
The Company operates as an internally managed, diversified REIT, with holdings in office, industrial, retail, and model home properties. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” The Company acquires, owns and manages a geographically diversified portfolio of real estate assets including office, industrial, retail and model home residential properties leased to homebuilders located in the United States. As of June 30, 2020, the Company owned or had an equity interest in:
•Ten office buildings and one industrial property (“Office/Industrial Properties”), which totals approximately 998,016 rentable square feet;
•Four retail shopping centers (“Retail Properties”), which total approximately 131,722 rentable square feet; and
•132 Model Homes leased back on a triple-net basis to homebuilders that are owned by five affiliated limited partnerships and one wholly-owned corporation (“Model Home Properties”).
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
Most of our office and retail properties are leased to a variety of tenants ranging from small businesses to large public companies, many of which are not investment grade. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having net leases that require the tenant to pay all of the operating expense or pay increases in operating expenses over specific base years. Most of our office leases are for terms of three to five years with annual rental increases. Our model homes are typically leased back for two to three years to the home builder on a triple net lease. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property.
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
Reverse Stock Split. On July 29, 2020, we amended our charter to effect a one-for-two reverse stock split of every outstanding share of our Series A Common Stock. The financial statements and accompanying footnotes have been retroactively restated to reflect the reverse stock split.
SIGNIFICANT TRANSACTIONS IN 2020 AND 2019
Acquisitions - During the six months ended June 30, 2020, the Company acquired 17 model homes for approximately $6.3 million and leased them back to the homebuilders. The purchase price was paid through cash payments of approximately $1.9 million and mortgage notes of approximately $4.4 million. During the six months ended June 30, 2019, the Company acquired 18 model homes for approximately $6.1 million. The purchase price was paid through cash payments of approximately $1.8 million and mortgage notes of approximately $4.3 million.

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
We disposed of the following properties during the six months ended June 30, 2020:
•Centennial Tech Center, which was sold on February 5, 2020 for approximately $15.0 million and the Company recognized a loss of approximately $913,000.
•Union Terrace, which was sold on March 13, 2020 for approximately $11.3 million and the Company recognized a gain of approximately $688,000.
•The Company disposed of 21 model homes for approximately $8.0 million and recognized a gain of approximately $557,000.
We disposed of the following properties during the six months ended June 30, 2019:
•On January 15, 2019, the Company sold the Morena Office Center for approximately $5.6 million and the Company recognized a gain of approximately $700,000;
•Nightingale land was sold on May 8, 2019 for approximately $875,000 and recognized a loss of approximately $93,000.
•The Company disposed of 26 model homes for approximately $9.4 million and recognized a gain of approximately $783,000.

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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019.
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
Revenues. Total revenue was $6.1 million for the three months ended June 30, 2020 compared to $7.1 million for the same period in 2019, a decrease of $1.0 million or 14.0%, which is primarily due to a net decrease in rental income related to the sale of three properties in 2019 and two properties during the first quarter of 2020. The decrease in rental income is also attributed to COVID-19 related tenant workouts, which included rent abatements and deferrals that are being recognized over the remaining lease term.
Rental Operating Costs. Rental operating costs decreased by $526,000 to $2.0 million for the three months ended June 30, 2020, compared to $2.5 million for the same period in 2019. Rental operating costs as a percentage of total revenue also decreased to 32.7% as compared to 35.5% for the three months ended June 30, 2020 and 2019, respectively. The decrease in rental operating costs for the three months ended June 30, 2020 as compared to 2019 is due to the sale of three properties in 2019 and two properties during the quarter ended June 30, 2020, as well as the mix of properties held to include a higher percentage of model homes period over period, which have significantly lower operating costs.
General and Administrative Expenses. General & Administrative (“G&A”) expenses decreased by $141,000 for the three months ended June 30, 2020 compared to the same period in 2019. G&A expenses as a percentage of total revenue was 20.9% and 19.9% for three months ended June 30, 2020 and 2019, respectively. The decrease in G&A expenses for the three months ended June 30, 2020 as compared to 2019 is mainly due to an decrease in stock compensation expense.
Depreciation and Amortization.  Depreciation and amortization expense was $1.6 million for the three months ended June 30, 2020, compared to $1.7 million for the same period in 2019, representing a decrease of approximately $127,000 or 7.3%. The decrease in depreciation and amortization expense in 2020 compared to the same period in 2019 is primarily due to the sale of three properties in 2019 and two properties during the three months ended June 30, 2020, and the classification of two additional commercial properties as held for sale subsequent to June 30, 2019, upon which the Company ceased depreciation.
Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three months ended June 30, 2020, the Company entered into lease renewal negotiations with a significant tenant at our Waterman Plaza retail property at a lower market rental rate than the rental rate being charged. The Company obtained a broker opinion of value that considered the lower market rental rates and subsequently determined there was a material change to undiscounted cash flows on the property as of June 30, 2020. Therefore, the Company recorded an $845,000 non-cash impairment in the Condensed Consolidated Statements of Operations during the three months ended June 30, 2020. Management considered the impact of COVID-19 on all remaining assets as of June 30, 2020 and determined that there was not sufficient data available to indicate an impairment had occurred as of that date.
Interest Expense - Series B Preferred Stock. The Series B Preferred Stock issued in August 2014 included a mandatory redemption provision and therefore, was treated as a liability for financial reporting purposes. The interest paid and accrued and the amortization of the deferred offering costs are considered interest expense. The Series B Preferred Stock was redeemed during 2019 and was no longer outstanding as of September 30, 2019. Interest expense, including amortization of the deferred offering costs, totaled $0.6 million for the three months ended June 30, 2019.
Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges was $1.5 million for the three months ended June 30, 2020 compared to $1.9 million for the same period in 2019, a decrease of $387,000 or 20.8%. The decrease in mortgage interest expense relates to the decreased number of commercial properties owned in 2020 compared to 2019 and the related mortgage debt. The weighted average interest rate on our outstanding debt was 4.6% and 4.7% as of June 30, 2020 and 2019, respectively.
Interest expense - note payable. On September 17, 2019, the Company executed a Promissory Note pursuant to which Polar Multi-Strategy Master Fund (“Polar”), extended a loan in the principal amount of $14.0 million to the Company ("Polar Note"). The Polar Note bears interest at a fixed rate of 8% per annum and requires monthly interest-only payments. Interest expense, including amortization of the deferred offering costs and Original Issue Discount ("OID") of $1.4 million, totaled $796,000 for the three months ended June 30, 2020.
Gain on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2020 and 2019" above for further detail.
Income allocated to non-controlling interests. Income allocated to non-controlling interests for the three months ended June 30, 2020 totaled approximately $315,000 when compared to the income allocated during the three months ended June 30, 2019 of $183,000. The increase is related to the gains on properties held in joint interest during the three months ended June 30, 2020.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019.
Revenues.  Total revenue was $13.2 million for the six months ended June 30, 2020 compared to $14.3 million for the same period in 2019, a decrease of $1.1 million or 8.0%. The decrease in revenue for the six months period is primarily due to a decrease in rental income related to the sale of three properties during the fourth quarter of 2019 and two properties during the first quarter of 2020 and COVID-19 related tenant workouts, which included rent abatements and deferrals.
Rental Operating Costs.  Rental operating costs decreased $0.9 million, to $4.4 million for the six months ended June 30, 2020 from $5.3 million for the six months ended June 30, 2019. Rental operating costs as a percentage of total revenue was 33.3% and 37.0% for the six months ended June 30, 2020 and 2019, respectively. Rental operating costs as a percentage of total revenue decreased for the six months ended June 30, 2020 as compared to 2019 due to the sale of three properties in 2019 and two properties during the six months ended June 30, 2020, as well as the mix of properties held to include a higher percentage of model homes period over period, which have significantly lower operating costs.
General and Administrative Expenses.  G&A expenses decreased by $550,000, or 17.3%, to $2.6 million for the six months ended June 30, 2020 compared to $3.2 million for the same period in 2019.  G&A expenses as a percentage of total revenue was 20.0% and 22.2% for the six months ended June 30, 2020 and 2019, respectively. The decrease in G&A expense is due to a decrease in stock compensation expense.
Depreciation and Amortization.  Depreciation and amortization expense totaled $3.2 million for the six months ended June 30, 2020, compared to $4.0 million for the same period in 2019, representing a decrease of $0.8 million or 19.3%. The decrease in depreciation and amortization during the six months ended June 30, 2020 when compared to the same period in 2019 is primarily due to the sale of three properties in 2019 and two properties during the six months ended June 30, 2020, and the classification of two additional commercial properties as held for sale subsequent to June 30, 2019, upon which the Company ceased depreciation.

Asset Impairments.  We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the six months ended June 30, 2020, the Company entered into lease renewal negotiations with a significant tenant at our Waterman Plaza retail property at a lower market rental rate than the rental rate being charged. The Company obtained a broker opinion of value that considered the lower market rental rates and subsequently determined there was a material change to undiscounted cash flows on the property as of June 30, 2020. Therefore, the Company recorded an $845,000 non-cash impairment in the Condensed Consolidated Statements of Operations during the six months ended June 30, 2020. Management considered the impact of COVID-19 on all remaining assets as of June 30, 2020 and determined that no other impairments had occurred as of that date.
Interest Expense-Series B preferred stock.  The Series B Preferred Stock issued in August 2014 included a mandatory redemption provision and therefore, was treated as a liability for financial reporting purposes. The interest paid and accrued and the amortization of the deferred offering costs are considered interest expense. The Series B Preferred Stock was redeemed during 2019 and was no longer outstanding as of September 30, 2019. Interest expense, including amortization of the deferred offering costs, totaled $1.3 million for the six months ended June 30, 2019.
Interest Expense-mortgage notes.  Interest expense, including amortization of deferred finance charges was $3.2 million for the six months ended June 30, 2020 when compared to $3.8 million for the same period in 2019, a decrease of $596,000 or 15.8%. The decrease in interest relates to the decreased number of commercial properties owned in 2019 compared to 2019 and the related debt. The weighted average interest rate on our outstanding debt was 4.6% and 4.7% as of June 30, 2020 and 2019, respectively.
Interest expense - note payable. On September 17, 2019, the Company executed a Promissory Note pursuant to which Polar Multi-Strategy Master Fund (“Polar”), extended a loan in the principal amount of $14.0 million to the Company ("Polar Note"). The Polar Note bears interest at a fixed rate of 8% per annum and requires monthly interest-only payments. Interest expense, including amortization of the deferred offering costs and amortization of the Original Issue Discount ("OID") of $1.4 million, totaled $1.7 million for the six months ended June 30, 2020.
Gain on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2020 and 2019" above for further detail.
Income allocated to non-controlling interests.  Income allocated to non-controlling interests for the six months ended June 30, 2020 totaled approximately $490,000 when compared to the income allocated during the six months ended June 30, 2019 of $949,000. The decrease is related to the sale of 21 Model Home Properties during the six months ended June 30, 2020 compared to 26 Model Home Properties during the six months ended June 30, 2019, for which the decrease is primarily attributable to homes were sold at a higher gain in 2019.
LIQUIDITY AND CAPITAL RESOURCES
Overview
As the local and global economies have weakened as a result of COVID-19, ensuring adequate liquidity is critical. We believe we have access to adequate resources to meet the needs of our existing operations and working capital, to the extent we are not funded by cash provided by operating activities. However, we expect the COVID-19 pandemic may adversely impact our future operating cash flows due to the inability of some of our tenants to pay their rent on time or at all. We have negotiated and are currently negotiating lease amendments with certain tenants who have demonstrated financial distress caused by the COVID-19 pandemic, which include rent deferral, temporary rent abatement, or reduced rental rates and/or lease extensions and may affect our short-term liquidity. The COVID-19 pandemic may also make financing more difficult for us to obtain, as well as for prospective buyers of our properties to obtain, resulting in difficulty in selling assets within our expected timeframe, or for our expected sales price.
Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings, financial aid from government programs instituted as a result of COVID-19, and the sale of equity or debt securities. Our cash and restricted cash at June 30, 2020 was $8.7 million, which included our available liquidity of cash and cash equivalents of $6.0 million. On April 22, 2020, the Company received an Economic Injury Disaster Loan of $10,000 and on April 30, 2020, the Company received a Paycheck Protection Program loan of $462,000, each from the Small Business Administration which will provide additional economic relief during the COVID-19 pandemic. We intend to use the funds for general corporate purposes and payroll related costs, respectively.

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
Our short-term liquidity needs include paying down the remaining balance of the Polar Note, paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders. For the six months remaining in 2020 and the year ending December 31, 2021, we have $6.2 million and $12.7 million of mortgage notes payable due, respectively, related to the Model Home Properties. Certain Model Home Properties will be sold and the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes will be refinanced. For the six months remaining in 2020 and the year ending December 31, 2021, we have $882,000 and $16.4 million of mortgage notes payments due, respectively, related to the commercial properties. We plan to sell certain commercial properties or refinance a significant portion of the mortgage notes payable in the event the commercial property securing the respective mortgage note is not sold on or before maturity. We believe that the cash flow from our existing portfolio, distributions from joint ventures in Model Home partnerships and property sales during 2020 will be sufficient to fund our near-term operating costs, capital expenditures and future dividends that may be paid to stockholders. If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we plan to fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, issuance of debt instruments, additional investors, or we will reduce the rate of dividends to the stockholders. During the six months ended June 30, 2020, we did not paid any cash dividends to our common stockholders.
Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments. We believe that the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs. We are continually reviewing our existing portfolio to determine which properties have met our short- and long-term goals and reinvesting the proceeds in properties with better potential to increase performance. We expect to obtain additional cash in connection with refinancing of maturing mortgages and assumption of existing debt collateralized by some or all of our real property in the future to meet our long-term liquidity needs. If we are unable to arrange a line of credit, borrow on properties, issue debt instruments, privately place securities or sell securities to the public we may not be able to acquire additional properties to meet our long-term objectives.
Cash Equivalents and Restricted Cash
At June 30, 2020 and December 31, 2019, we had approximately $6.0 million and $5.7 million in cash equivalents, respectively, and $2.7 million and $4.7 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts and cash held in bank accounts at third party institutions. During 2020 and 2019, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $1.9 million of our cash balance is intended for capital expenditures on existing properties (net of deposits held in reserve accounts by our lenders). We intend to use the remainder of our existing cash and cash equivalents for reduction of principal debt, general corporate purposes and/or dividends to our stockholders.
Secured Debt
As of June 30, 2020, the Company had one variable-rate mortgage note payable on a commercial property with a principal amount of $5.9 million and fixed-rate mortgage notes payable in the aggregate principal amount of $89.3 million, collateralized by a total of 15 commercial properties with loan terms at issuance ranging from 1 to 17 years. The weighted-average interest rate on these mortgage notes payable as of June 30, 2020 was approximately 4.6%, and our debt to estimated market value of these properties was approximately 57.7%.
As of June 30, 2020, the Company had 125 fixed-rate mortgage notes payable in the aggregate principal amount of $31.3 million, collateralized by a total of 125 Model Homes. These loans generally have a term at issuance of three to five years.  As of June 30, 2020, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $250,000 and 4.3%, respectively. Our debt to estimated market value on these properties is approximately 57.7%. The Company has guaranteed between 25% - 100% of these mortgage loans.
We have been able to refinance maturing mortgages to extend maturity dates and we have not experienced any notable difficulties financing our acquisitions.

Cash Flows for the six months ended June 30, 2020 and June 30, 2019
Operating Activities: Net cash provided by operating activities for the six months ended June 30, 2020 decreased by approximately $2.2 million to approximately $0.2 million from $2.4 million for the six months ended June 30, 2019. The decrease in net cash provided by operating activities is due to a $3.3 million increase in payments on accrued liabilities and accounts payable recognized over the period which fluctuate based on timing of receipt, as well as a decrease in cash flows from tenants that received COVID-19 related abatements or deferrals, offset by a decrease of $1.1 million in gain on sale of real estate due to the timing and mix of properties sold.
Investing Activities: Net cash provided by investing activities during the six months ended June 30, 2020 was approximately $20.6 million compared to approximately $3.4 million during the same period in 2019. The increase primarily related to gross proceeds from the sale of two office buildings for approximately $26.3 million, and $8.0 million from the sale of 21 Model Homes as well as a decrease in capital expenditures of approximately $2.4 million year over year due to timing of capital expenditures during the COVID-19 pandemic. During the six months ended June 30, 2019, the Company received gross proceeds from sales of 26 Model Homes for approximately $9.4 million and gross proceeds of $5.4 million from the sale of one office building.
We currently project that we could spend up to $1.9 million (net of deposits held in reserve accounts by lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio on an annual basis. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures in the future due to rising construction costs. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.
Financing Activities: Net cash used in financing activities during the six months ended June 30, 2020 was $22.5 million compared to $3.9 million for the same period in 2019 and was primarily due to the following activities for the six months ended June 30, 2020:
•Net increase in repayment of mortgage notes payable of $13.2 million;
•Net increase in repayment of the Polar note payable of $5.2 million;
•Net decrease in proceeds from mortgage notes of $2.0 million; offset by
•Net decrease in dividends paid to stockholders of $1.1 million; and
•Redemption of mandatorily redeemable preferred stock of $900,000 during the six months ended June 30, 2019.
Off-Balance Sheet Arrangements
As of June 30, 2020, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.
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

The following table presents our FFO and MFFO for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(1,922,815)	$(1,259,598)	$(3,029,946)	$(2,987,990)
Adjustments:
Income attributable to noncontrolling interests	315,282	182,924	490,293	949,379
Depreciation and amortization	1,622,230	1,749,113	3,196,756	3,959,194
Impairment of real estate assets	845,674	—	845,674	—
Loss (gain) on sale of real estate assets, net	(334,096)	(176,392)	(324,261)	(1,390,634)
FFO	$526,275	$496,047	$1,178,516	$529,949
Straight-line rent adjustment	$(107,643)	$5,589	$(160,584)	$(9,267)
Amortization of above and below market leases, net	(28,321)	(34,272)	(58,245)	(64,416)
Restricted stock compensation	203,872	202,473	361,243	635,758
Amortization of financing costs	369,841	172,757	733,024	400,131
MFFO	$964,024	$842,594	$2,053,954	$1,492,155
No conclusion or comparisons should be made from the presentation of these figures.
Same-Store Property Operating Results for the three and six months ended June 30, 2020 and 2019.
The table below presents the operating results for the Company’s commercial properties owned as of January 1st for each of the three and six months ended June 30, 2020 and 2019 (unless subsequently disposed of), excluding the impact on our results of operations from the real estate properties acquired subsequently. The table below excludes model home operations as the rental rates do not fluctuate during the term of the lease and there are no operating expenses. The Company believes that this type of non-GAAP financial measure, when considered with our financial statements prepared in accordance with GAAP, allows investors to better understand the Company’s operating results. Properties are included in this analysis if they were owned and operated for the entirety of both periods being compared. Further, same-property operating results is a measure for which there is no standard definition and, as such, it is not consistently defined or reported on among the Company’s peers, and thus may not provide an adequate basis for comparison between REITs.
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

	For The Three Months EndedJune 30,		Variance		For the Six Months Ended June 30,		Variance
	2020	2019	$	%	2020	2019	$	%
Rental revenues	$5,123,335	$4,951,523	$171,812	3.5%	$10,375,723	$9,732,939	$642,784	6.6%
Rental operating costs	2,010,505	1,997,754	12,751	0.6%	4,225,931	4,162,216	63,715	1.5%
Net operating income	$3,112,830	$2,953,769	$159,061	5.4%	$6,149,792	$5,570,723	$579,069	10.4%
Operating Ratios:
Number of same properties	15	15			15	15
Occupancy, end of period	83.2%	81.1%		2.1%	83.2%	81.1%		2.1%
Operating costs as a percentage of total revenues	39.2%	40.3%		(1.1)%	40.7%	42.8%		(2.1)%

Overview
Same-store property NOI increased 5.4% for the three months ended June 30, 2020 compared to the corresponding period in 2019 primarily due to increased occupancy rates and lower rental operating cost. Rental revenues for the three months ended June 30, 2020 increased by 3.5% compared to the same period in 2019.
Same-store property NOI increased 10.4% for the six months ended June 30, 2020 compared to the corresponding period in 2019 primarily due to increased occupancy rates and lower rental operating cost. Rental revenues for the six months ended June 30, 2020 increased by 6.6% compared to the same period in 2019.
These increases rental revenues are primarily due to the replacement of a major tenant at World Plaza, bringing that property to 100% occupancy from 22% during the previous period as well as increases in occupancy of between 4% - 7% at Genesis Plaza, Grand Pacific Center, and One Park Center, offset by decreases in occupancy at Waterman Plaza of 14% and at Dakota Center of 12%.
Leasing
Our same-store NOI increase for the six months ended June 30, 2020 compared to the corresponding period in 2019 was primarily driven by net increased occupancy rates and lower rental operating cost per property. Over the long-term, we believe that the infill nature and strong demographics of our properties have provided us with a strategic advantage, allowing us to maintain relatively high occupancy and increase rental rates. We have continued to see signs of improvement for many of our tenants as well as increased interest from prospective tenants for our spaces. While there can be no assurance that these positive signs will continue, we remain cautiously optimistic regarding the trends we have seen over the past few years. We believe the locations of our properties and diverse tenant base mitigate the potentially negative impact of a poor economic environment, including that which as has arisen due to COVID-19. However, any reduction in our tenants' abilities to pay base rent, percentage rent or other charges during the COVID-19 pandemic, may adversely affect our financial condition and results of operations.
During the three months ended June 30, 2020, we signed seven comparable leases (one new lease and six lease renewals) for a total of 11,946 square feet of comparable space, at an average rental rate increase of 3.2% on a cash basis due to rent abatement periods and an average rental increase of 10.9% on a straight-line basis. New leases for comparable office spaces were signed for 1,351 square feet at an average rental rate increase of 7.7% on a cash basis due to rent abatement periods and increase of 30.4% on a straight-line basis. Renewals for comparable office spaces were signed for 10,595 square feet at an average rental rate increase of 2.5% on a cash basis and increase of 8.2% on a straight-line basis.
During the six months ended June 30, 2020, we signed 19 comparable leases (five new leases and 14 lease renewals) for a total of 58,791 square feet of comparable space, at an average rental rate decrease of 5.6% on a cash basis due to rent abatement periods and an average rental increase of 9.2% on a straight-line basis. New leases for comparable office spaces were signed for 11,921 square feet at an average rental rate decrease of 23.7% on a cash basis due to rent abatement periods and increase of 5.3% on a straight-line basis. Renewals for comparable office spaces were signed for 46,870 square feet at an average rental rate decrease of 1.0% on a cash basis and increase of 10.1% on a straight-line basis.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Furthermore, we do not believe that these controls have been impacted by COVID-19 related circumstances, including remote work arrangements with our employees.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors
The following supplements and updates the risk factors in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. If any of the risks discussed below or in our Annual Report on Form 10-K occur, our business, prospects, liquidity, financial condition and results of operations (individually and collectively referred to in the following risk factor as “Financial Performance”) could be materially and adversely affected. Some statements in this Quarterly Report on Form 10-Q, including statements in the following risk factors, constitute forward-looking statements. Please refer to the introductory section of this Quarterly Report on Form 10-Q, preceding Part I, "Financial Information," entitled “Cautionary Note Regarding Forward-Looking Statements.”

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

The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States (including the states and cities that comprise the San Diego, California; Denver and Colorado Springs, Colorado; Fargo and Bismarck, North Dakota; and other metro regions, where we own and operate properties) have also instituted quarantines, "shelter in place" mandates, including rules and restrictions on travel and the types of businesses that may continue to operate. As a result, the COVID-19 pandemic is negatively impacting almost every industry, both inside and outside these metro regions, directly or indirectly and has created business continuity issues. For instance, a number of our commercial tenants have announced temporary closures of their offices or stores and requested temporary rent deferral or rent abatement during this pandemic. In addition, jurisdictions where we own and operate properties have implemented, or may implement, rent freezes, eviction freezes, or other similar restrictions. The full extent of the impacts on our business over the long term are largely uncertain and dependent on a number of factors beyond our control.

As a result of the effects of the COVID-19 pandemic, we have been impacted by and may further be impacted by one or more of the following:

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
•a complete or partial closure of one or more of our properties resulting from government or tenant action (as of August 7, 2020, many of our commercial properties were reopened, however certain tenants were still operating on a limited basis pursuant to local government orders, except for essential businesses);

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

•difficulty accessing capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deterioration in credit and financing conditions, which may affect our access to capital and our commercial tenants' ability to fund their business operations and meet their obligations to us;

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities. None.
Stock Repurchases. The Company does not have a formal policy with respect to a stock repurchase program and typically restricts repurchases to hardship cases only.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information.
None.
Item 6. EXHIBITS.

Exhibit Number	Description
31.1
Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020.

31.2
Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and six months ended June, 2020.

31.3
Certification of the Company's Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020.

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

Date: August 12, 2020	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

	By:	/s/ Adam Sragovicz
	Name:	Adam Sragovicz
	Title:	Chief Financial Officer

	By:	/s/ Jessica Joelson
	Name:	Jessica Joelson
	Title:	Chief Accounting Officer