Form 10-Q
period 2020-09-30
Presidio Property Trust, Inc.
filed 2020-11-05
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from _____ to _____

001-34049

(Commission file No.)

___________________________________________________________

PRESIDIO PROPERTY TRUST, INC.

(Exact name of registrant as specified in its charter)

___________________________________________________________

Maryland	33-0841255
(State or other jurisdiction of incorporation or organization	(I.R.S. employer identification no.)

4995 Murphy Canyon Road, Suite 300, San Diego, CA 92123

(Address of principal executive offices)

(760) 471-8536

(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series A Common Stock,	SQFT	The Nasdaq Stock Market LLC
$0.01 par value per share

________________________________________________

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

At November 4, 2020, registrant had issued and outstanding 9,422,036 shares of its Series A common stock, $0.01 par value.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report and in our other filings with the Securities and Exchange Commission (the “SEC”). Forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, financial condition, liquidity, capital resources, cash flows, results of operations and other financial and operating information. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “should,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Important factors that may cause actual results to differ from projections include, but are not limited to:

•

the potential continuing adverse effects of the COVID-19 virus and economic turmoil on the financial condition, results of operations, cash flows and performance of the Company, particularly our ability to collect rent, resulting from adverse changes on the financial condition, results of operations, cash flows and performance of our tenants, and on the global economy and financial markets;

•	adverse economic conditions and/or changes in the real estate and capital financial markets;
•	inability to borrow or raise sufficient additional capital to maintain or expand our real estate investment portfolio;
•	insufficient cash to pay or restrictions on paying dividends to our stockholders;
•	inability to satisfying maturing debt in the near-term and/or re-finance such debt;
•	unexpected costs and/or increases in our operating costs;
•	inability to attract or retain qualified personnel, including real estate management personnel;
•	adverse results of any legal proceedings;
•	inability to compete effectively;
•	inability to collect rent from tenants and/or defaults on leases by tenants;
•	early termination or non-renewal of leases by tenants;
•	lower than expected rents and revenues from our properties and/or increased vacancy rates;
•	inability to complete real estate acquisitions or dispositions on favorable terms and/or without significant defeasance or prepayment costs;
•	failure to manage or operate properties efficiently and effectively;
•	increased interest rates and/or borrowing costs;
•	changes in our business strategy;
•	failure to generate sufficient cash flows to service our outstanding mortgages
•	failure or inability to implement recapitalization plans;
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$24,063,107	$24,490,342
Buildings and improvements	133,689,849	133,767,144
Tenant improvements	15,095,039	14,043,829
Lease intangibles	5,321,295	5,321,295
Real estate assets and lease intangibles held for investment, cost	178,169,290	177,622,610
Accumulated depreciation and amortization	(31,769,133)	(27,970,897)
Real estate assets and lease intangibles held for investment, net	146,400,157	149,651,713
Real estate assets held for sale, net	27,551,655	50,554,907
Real estate assets, net	173,951,812	200,206,620
Cash, cash equivalents and restricted cash	10,006,026	10,391,275
Deferred leasing costs, net	1,721,939	2,053,927
Goodwill	2,423,000	2,423,000
Other assets, net	3,715,172	5,709,586
TOTAL ASSETS	$191,817,949	$220,784,408
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$107,114,310	$109,795,546
Mortgage notes payable related to properties held for sale, net	16,422,504	32,597,446
Mortgage notes payable, total net	123,536,814	142,392,992
Note payable, net	8,424,574	12,238,692
Accounts payable and accrued liabilities	5,266,774	5,673,815
Accrued real estate taxes	1,972,841	2,987,601
Lease liability, net	108,743	560,188
Below-market leases, net	187,493	309,932
Total liabilities	139,497,239	164,163,220
Commitments and contingencies (Note 9)
Equity:
Series A Common Stock, $0.01 par value, shares authorized: 100,000,000; 8,922,036 and 8,881,842 shares were both issued and outstanding at September 30, 2020 and December 31, 2019, respectively	89,220	88,818
Additional paid-in capital	153,358,708	152,129,120
Dividends and accumulated losses	(117,815,335)	(113,037,144)
Total stockholders' equity before noncontrolling interest	35,632,593	39,180,794
Noncontrolling interest	16,688,117	17,440,394
Total equity	52,320,710	56,621,188
TOTAL LIABILITIES AND EQUITY	$191,817,949	$220,784,408

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental income	$5,433,303	$6,677,145	$18,098,514	$20,371,900
Fees and other income	230,265	323,725	715,609	929,221
Total revenue	5,663,568	7,000,870	18,814,123	21,301,121
Costs and expenses:
Rental operating costs	2,108,621	2,533,064	6,489,547	7,822,616
General and administrative	1,366,380	1,451,873	3,996,696	4,632,244
Depreciation and amortization	1,626,917	1,755,253	4,823,673	5,714,446
Impairment of real estate assets	—	—	845,674	—
Total costs and expenses	5,101,918	5,740,190	16,155,590	18,169,306
Other income (expense):
Interest expense-Series B preferred stock	—	(924,538)	—	(2,200,262)
Interest expense-mortgage notes	(1,439,771)	(1,723,844)	(4,605,175)	(5,485,194)
Interest expense - note payable	(704,189)	(182,476)	(2,365,987)	(182,476)
Interest and other income (expense), net	(12,270)	9,294	(10,865)	19,227
Gain on sales of real estate, net	332,714	4,853,186	656,975	6,243,819
Income tax expense	(122,602)	(338,713)	(257,602)	(611,952)
Total other income (expense), net	(1,946,118)	1,692,909	(6,582,654)	(2,216,838)
Net (loss) income	(1,384,468)	2,953,589	(3,924,121)	914,977
Less: (Loss) income attributable to noncontrolling interests	(363,777)	(416,725)	(854,070)	(1,366,104)
Net (loss) income attributable to Presidio Property Trust, Inc. common stockholders	$(1,748,245)	$2,536,864	$(4,778,191)	$(451,127)
Basic (loss) income per common share	$(0.20)	$0.29	$(0.54)	$(0.05)
Weighted average number of common shares outstanding - basic	8,922,525	8,852,348	8,900,547	8,860,228
Diluted (loss) income per common share	$(0.20)	$0.27	$(0.54)	$(0.05)
Weighted average number of common shares outstanding - diluted	8,922,525	9,275,427	8,900,547	8,860,228

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

			Additional	Dividends and	Total	Non-
	Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2019	8,881,842	$88,818	$152,129,120	$(113,037,144)	$39,180,794	$17,440,394	$56,621,188
Net loss	—	—	—	(1,107,130)	(1,107,130)	175,011	(932,119)
Distributions in excess of contributions received	—	—	—	—	—	(277,472)	(277,472)
Balance, March 31, 2020	8,881,842	$88,818	$152,129,120	$(114,144,274)	$38,073,664	$17,337,933	$55,411,597
Net loss	—	—	—	(1,922,816)	(1,922,816)	315,282	(1,607,534)
Contributions received from noncontrolling interests, net of distributions paid	—	—	—	—	—	66,697	66,697
Share reconciliation adjustment	(16,080)	(162)	162	—	—	—	—
Issuance of stock for Limited Partnership interests	59,274	594	1,247,396	—	1,247,990	(1,247,990)	—
Balance, June 30, 2020	8,925,036	$89,250	$153,376,678	$(116,067,090)	$37,398,838	$16,471,922	$53,870,760
Net loss	—	—		(1,748,245)	(1,748,245)	363,777	(1,384,468)
Distributions in excess of contributions received	—	—	—	—	—	(147,582)	(147,582)
Repurchase of common stock	(3,000)	(30)	(17,970)	—	(18,000)	—	(18,000)
Balance, September 30, 2020	8,922,036	$89,220	$153,358,708	$(117,815,335)	$35,632,593	$16,688,117	$52,320,710

			Additional	Dividends and	Total	Non-
	Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2018	8,860,711	$88,608	$151,670,625	$(111,343,840)	$40,415,393	$15,725,650	$56,141,043
Net loss	—	—	—	(1,728,392)	(1,728,392)	766,455	(961,937)
Dividends paid	—	—	—	(150)	(150)	—	(150)
Distributions in excess of contributions received	—	—	—	—	—	(258,708)	(258,708)
Repurchase of common stock	(7,161)	(72)	(52,077)	—	(52,149)	—	(52,149)
Vesting of restricted stock	13,424	134	230,749	—	230,883	—	230,883
Balance, March 31, 2019	8,866,974	$88,670	$151,849,297	$(113,072,382)	$38,865,585	$16,233,397	$55,098,982
Net loss	—	—	—	(1,259,598)	(1,259,598)	182,924	(1,076,674)
Dividends declared	—	—	—	(1,082,947)	(1,082,947)	—	(1,082,947)
Contributions received from noncontrolling interests, net of distributions paid	—	—	—	—	—	195,178	195,178
Repurchase of common stock	(9,085)	(91)	(68,043)	—	(68,134)	—	(68,134)
Balance, June 30, 2019	8,857,889	$88,579	$151,781,254	$(115,414,927)	$36,454,906	$16,611,499	$53,066,405
Net income	—	—	—	2,536,864	2,536,864	416,725	2,953,589
Distributions in excess of contributions received	—	—	—	—	—	(564,932)	(564,932)
Repurchase of common stock	(12,700)	(127)	(95,375)	—	(95,502)	—	(95,502)
Balance, September 30, 2019	8,845,189	$88,452	$151,685,879	$(112,878,063)	$38,896,268	$16,463,292	$55,359,560

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(3,924,121)	$914,977
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,823,673	5,714,446
Stock compensation	541,865	809,127
Bad debt expense	93,958	19,088
Gain on sale of real estate assets, net	(656,975)	(6,243,819)
Impairment of real estate assets	845,674	—
Accretion of original issue discount	1,013,405	48,793
Amortization of financing costs	992,705	592,598
Amortization of above-market leases	38,012	42,796
Amortization of below-market leases	(122,439)	(140,777)
Straight-line rent adjustment	67,732	(26,590)
Changes in operating assets and liabilities:
Other assets	2,171,813	1,709,386
Accounts payable and accrued liabilities	(1,974,401)	(244,791)
Accrued real estate taxes	(1,014,760)	(817,366)
Net cash provided by operating activities	2,896,141	2,377,868
Cash flows from investing activities:
Real estate acquisitions	(8,996,248)	(6,116,035)
Additions to buildings and tenant improvements	(2,510,152)	(5,182,033)
Additions to deferred leasing costs	(137,961)	(661,401)
Proceeds from sales of real estate, net	33,810,274	29,211,836
Net cash provided by investing activities	22,165,913	17,252,367
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	13,339,739	10,667,286
Repayment of mortgage notes payable	(32,399,522)	(20,723,326)
Proceeds from note payable, net of issuance cost of $1.1 million	—	11,623,164
Repayment of note payable	(5,224,402)	—
Payment of extension costs, note payable	(351,025)	—
Redemption of mandatorily redeemable preferred stock	—	(16,900,000)
Payment of deferred offering costs	(435,736)	—
Distributions to noncontrolling interests, net of contributions	(358,357)	(628,462)
Repurchase of common stock	(18,000)	(215,206)
Dividends paid to stockholders	—	(2,158,467)
Net cash used in financing activities	(25,447,303)	(18,335,011)
Net (decrease) increase in cash equivalents and restricted cash	(385,249)	1,295,224
Cash, cash equivalents and restricted cash - beginning of period	10,391,275	9,776,215
Cash, cash equivalents and restricted cash - end of period	$10,006,026	$11,071,439
Supplemental disclosure of cash flow information:
Interest paid-Series B preferred stock	$—	$1,859,672
Interest paid-mortgage notes payable	$4,542,959	$4,792,830
Interest paid-notes payable	$604,679	$—
Non-cash financing activities:
Issuance of stock for limited partnership interests	$1,247,990	$—

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2020

1. ORGANIZATION

Organization. Presidio Property Trust, Inc. (“we”, “our”, “us” or the “Company”) is an internally managed diversified real estate investment trust (“REIT”), with holdings in office, industrial, retail, and model home properties. NetREIT was incorporated in California on January 28, 1999, and was merged into NetREIT, Inc., a Maryland corporation, on August 4, 2010. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” The Company’s portfolio includes the following properties:

•	Ten office buildings and one industrial property (“Office/Industrial Properties”) which total approximately 998,016 rentable square feet;

•	Four retail shopping centers (“Retail Properties”) which total approximately 131,722 rentable square feet; and

•	128 model home residential properties (“Model Homes” or “Model Home Properties”) leased back on a triple-net basis to homebuilders that are owned by six affiliated limited partnerships and one wholly-owned corporation.

The Company or one of its affiliates operates the following partnerships during the periods covered by these condensed consolidated financial statements:

•	The Company is the sole general partner and a limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), all with ownership interests in entities that own real estate income producing properties.

•	The Company is the general and/or limited partner in six limited partnerships that purchase Model Homes and lease them back to homebuilders (Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP, Dubose Model Home Investors #204, LP, Dubose Model Home Investors #205, LP, Dubose Model Home Investors #206, LP and NetREIT Dubose Model Home REIT, LP). The Company refers to these entities collectively as the “Model Home Partnerships”.

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

Initial Public Offering. On October 6, 2020, we completed an initial public offering ("IPO"), selling 500,000 shares of Series A Common Stock at $5.00 per share. Proceeds from our IPO net of underwriting discounts and commissions were $2.3 million after deducting approximately $0.2 million in underwriting discounts and before giving effect to $775,000 in other expenses relating to the IPO. We intend to use the net proceeds of this offering for general corporate and working capital purposes, including to potentially acquire additional properties and reduce outstanding indebtedness.

Reverse Stock Split. On July 29, 2020, we amended our charter to effect a one-for-two reverse stock split of every outstanding share of our Series A Common Stock. The financial statements and accompanying footnotes have been retroactively restated to reflect the reverse stock split.

Liquidity. On September 17, 2019 the Company executed a Promissory Note (“Note”) pursuant to which Polar Multi-Strategy Master Fund (“Polar”), executed a loan in the principal amount of $14.0 million to the Company. The Note bears interest at a fixed rate of 8% per annum and requires monthly interest-only payments. On September 1, 2020, we extended the maturity of the Polar Note from October 1, 2020 to March 31, 2021 ("Maturity"), at which time the entire outstanding principal balance of $8.8 million and accrued and unpaid interest will be due and payable. On September 30, 2020 we paid a renewal fee of 4% on the unpaid principal balance. The final payment due at Maturity, includes payment of the outstanding principal and accrued and unpaid interest. The Company used the proceeds of the Note from Polar to redeem all of the outstanding shares of the Series B Preferred Stock.

For the three months remaining in 2020 and the year ending December 31, 2021, we have $1.6 million and $27.7 million of mortgage notes payable maturing, respectively. For the remainder of the year ending December 31, 2020, we have $1.1 million of mortgage notes payable maturing related to the model homes properties and $468,000 of mortgage notes payable maturing related to the commercial properties. Management expects that certain properties may be sold and the underlying mortgage notes would be paid off with sales proceeds while other mortgage notes will be refinanced.

As the Company continues its operations, it may re-finance and/or seek additional financing, however, there can be no assurance that any such financing will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans and/or certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Management believes that the combination of working capital on hand and the ability to refinance commercial and model home mortgages will fund operations through at least the next twelve months from the date of the issuance of these unaudited interim financial statements.

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

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statement and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the three and nine months ended September 30, 2020 and 2019, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the SEC on March 13, 2020. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020 due to seasonal variations and other factors, such as the effects of the novel coronavirus (“COVID-19”) and its possible influence on our future results.

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

Cash Equivalents and Restricted Cash. At September 30, 2020 and December 31, 2019, we had approximately $6.8 million and $5.7 million in cash equivalents, respectively, and $3.2 million and $4.7 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash and cash in our operating accounts and are held in bank accounts at third party institutions. Restricted cash typically consists of funds held by lenders to be used for property taxes, insurance, capital expenditures and leasing commissions.

Real Estate Held for Sale. Real estate held for sale during the current period is classified as “real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Mortgage notes payable related to the real estate held for sale during the current period are classified as “mortgage notes payable related to real estate held for sale, net” for all prior periods presented in the accompanying condensed consolidated financial statements. As of September 30, 2020, four commercial properties meet the criteria to be classified as held for sale (World Plaza, Garden Gateway, Waterman and one of the four buildings at Executive Office Park) and one Model Home was classified as held for sale.

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

During the second quarter of 2020, the Company began negotiations to renew a lease with a significant tenant at our Waterman Plaza retail property at a lower market rental rate than the rental rate being charged previously. The Company obtained a broker opinion of value during the second quarter of 2020 that considered the lower market rental rates and subsequently determined there was a material change to undiscounted cash flows on the property as of June 30, 2020. Therefore, the Company recorded an $845,000 non-cash impairment in the Condensed Consolidated Statements of Operations in June 2020.

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

In June 2017, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, amended in February 2020 with ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842). ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. While ASU 2016-13 was effective for periods beginning after December 15, 2019, the issuance of ASU 2020-02 has allowed for the delay in adoption for certain smaller public companies, and is now effective for fiscal periods beginning after December 15, 2022. Retrospective adjustments shall be applied through a cumulative-effect adjustment to retained earnings. The Company is continuing to evaluate the impact of this guidance on its financial statements, and does not believe it will have a material impact on the financial statements.

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

3. RECENT REAL ESTATE TRANSACTIONS

During the nine months ended September 30, 2020, the Company disposed of the following properties:

•	Centennial Tech Center, which was sold on February 5, 2020 for approximately $15.0 million and the Company recognized a loss of approximately $913,000.

•	Union Terrace, which was sold on March 13, 2020 for approximately $11.3 million and the Company recognized a gain of approximately $688,000.

During the nine months ended September 30, 2020, the Company disposed of 33 model homes for approximately $12.6 million and recognized a gain of approximately $894,000.

During the nine months ended September 30, 2020, the Company acquired 25 model homes for approximately $9.0 million. The purchase price was paid through cash payments of approximately $2.7 million and mortgage notes of approximately $6.3 million.

During the nine months ended September 30, 2019, the Company disposed of the following properties:

•	Morena Office Center, which was sold on January 15, 2019 for approximately $5.6 million and the Company recognized a gain of approximately $700,000.

•	Nightingale land was sold on May 8, 2019 for approximately $875,000 and the Company recognized a loss of approximately $93,000.

•	On July 1, 2019, NetREIT Genesis, LLC sold a 43% tenants-in-common interest in Genesis Plaza (“TIC Interest”) for $5.6 million to a newly formed entity, NetREIT Genesis II, LLC, in which NetREIT Casa Grande LP is the sole member. NetREIT Casa Grande LP owned and sold Morena Office Center on January 15, 2019. The sale of the TIC Interest was structured as a 1031 exchange and included $2.9 million in cash and assumption of debt. The Company remains a guarantor of the debt and NetREIT Genesis, LLC and NetREIT Genesis II, LLC are jointly and severally liable for the debt securing Genesis Plaza, the financial terms and conditions of which remain materially unchanged.

•	The Presidio office building, which was sold on July 31, 2019 for approximately $12.3 million and the Company recognized a gain of approximately $4.5 million.

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

4. REAL ESTATE ASSETS

A summary of the properties owned by the Company as of September 30, 2020 is as follows:

			Real estate
	Date		assets, net
Property Name	Acquired	Location	(in thousands)
Garden Gateway Plaza (1)	March 2007	Colorado Springs, Colorado	$11,439
World Plaza (1)	September 2007	San Bernardino, California	9,272
Executive Office Park (2)	July 2008	Colorado Springs, Colorado	7,581
Waterman Plaza (1)	August 2008	San Bernardino, California	3,986
Genesis Plaza	August 2010	San Diego, California	8,816
Dakota Center	May 2011	Fargo, North Dakota	8,655
Grand Pacific Center	March 2014	Bismarck, North Dakota	5,754
Arapahoe Center	December 2014	Centennial, Colorado	9,362
Union Town Center	December 2014	Colorado Springs, Colorado	9,414
West Fargo Industrial	August 2015	West Fargo, North Dakota	7,079
300 N.P.	August 2015	Fargo, North Dakota	3,308
Research Parkway	August 2015	Colorado Springs, Colorado	2,454
One Park Center	August 2015	Westminster, Colorado	8,701
Highland Court	August 2015	Centennial, Colorado	10,992
Shea Center II	December 2015	Highlands Ranch, Colorado	21,193
Presidio Property Trust, Inc. properties			128,006
Model Home properties (3)	2014 - 2020	AZ, FL, IL, PA, TX, WI	45,946
Total real estate assets and lease intangibles, net			$173,952

(1) Properties held for sale as of September 30, 2020.

(2) This property comprises four buildings, one of which is held for sale as of September 30, 2020.

(3) Includes one Model Home listed as held for sale as of September 30, 2020.

Geographic Diversification Tables

The following tables show a list of commercial properties owned by the Company grouped by state and geographic region as of September 30, 2020:

		Aggregate		Current	Approximate %
	No. of	Square	Approximate %	Base Annual	of Aggregate
State	Properties	Feet	of Square Feet	Rent	Annual Rent
California	3	134,787	11.9%	$1,782,207	12.3%
Colorado	8	597,912	52.9%	9,183,486	63.4%
North Dakota	4	397,039	35.2%	3,525,685	24.3%
Total	15	1,129,738	100.0%	$14,491,378	100.0%

The following tables show a list of our Model Home properties by geographic region as of September 30, 2020:

				Current	Approximate
	No. of	Aggregate	Approximate %	Base Annual	of Aggregate
Geographic Region	Properties	Square Feet	of Square Feet	Rent	% Annual Rent
Southwest	104	305,203	83.7%	$3,036,024	80.2%
Southeast	18	41,621	11.4%	499,320	13.2%
Midwest	2	6,602	1.8%	99,276	2.6%
East	2	5,255	1.4%	70,716	1.9%
Northeast	2	6,153	1.7%	80,844	2.1%
Total	128	364,834	100%	$3,786,180	100%

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	September 30, 2020			December 31, 2019
	Lease	Accumulated	Lease	Lease	Accumulated	Lease
	Intangibles	Amortization	Intangibles, net	Intangibles	Amortization	Intangibles, net
In-place leases	$3,186,889	$(2,740,785)	$446,104	$4,360,027	$(3,283,027)	$1,077,000
Leasing costs	1,800,921	(1,542,960)	257,961	2,937,976	(2,002,711)	935,265
Above-market leases	333,485	(278,751)	54,734	333,485	(240,739)	92,746
	$5,321,295	$(4,562,496)	$758,799	$7,631,488	$(5,526,477)	$2,105,011

As of September 30, 2020 there were no gross lease intangible assets included in real estate assets held for sale. As of December 31, 2019, there was $2.3 million of gross lease intangible assets included in real estate assets held for sale, with $1.4 million of accumulated amortization related to the lease intangible assets netted against real estate assets held for sale.

The net value of acquired intangible liabilities was $187,000 and $310,000 relating to below-market leases as of September 30, 2020 and December 31, 2019, respectively.

Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

Three months remaining in 2020	$132,584
Years ending December 31:
2021	372,484
2022	202,479
2023	17,663
2024	17,663
Thereafter	15,926
Total	$758,799

The weighted average remaining amortization period of the intangible assets as of September 30, 2020 is 1.6 years.

6. OTHER ASSETS

Other assets consist of the following:

	September 30,	December 31,
	2020	2019
Deferred rent receivable	$1,898,960	$2,680,886
Prepaid expenses, deposits and other	406,807	601,897
Accounts receivable, net	390,986	1,336,122
Right-of-use assets, net	108,826	561,375
Other intangibles, net	157,483	212,932
Notes receivable	316,374	316,374
Deferred offering costs	435,736	—
Total other assets	$3,715,172	$5,709,586

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following:

		Principal as of
		September 30,	December 31,	Loan	Interest
Mortgage note property	Notes	2020	2019	Type	Rate (1)	Maturity
Waterman Plaza	(3) (7)	$3,240,076	$3,274,097	Variable	4.25%	4/29/2021
World Plaza	(3) (4)	5,828,395	4,979,384	Variable	2.91%	7/5/2021
Garden Gateway Plaza	(3)	5,914,955	6,071,315	Fixed	5.00%	8/5/2021
300 N.P.		2,283,380	2,311,739	Fixed	4.95%	6/11/2022
Highland Court		6,312,739	6,424,366	Fixed	3.82%	9/1/2022
Dakota Center		9,954,740	10,111,693	Fixed	4.74%	7/6/2024
Union Terrace	(2)	—	6,240,396	Fixed	4.50%	8/5/2024
Centennial Tech Center	(2)	—	9,561,652	Fixed	4.43%	12/5/2024
Research Parkway		1,773,846	1,813,305	Fixed	3.94%	1/5/2025
Arapahoe Service Center		7,971,736	8,085,727	Fixed	4.34%	1/5/2025
Union Town Center		8,350,338	8,440,000	Fixed	4.28%	1/5/2025
One Park Centre		6,411,646	6,487,532	Fixed	4.77%	9/5/2025
Genesis Plaza		6,302,600	6,378,110	Fixed	4.71%	9/6/2025
Shea Center II		17,727,500	17,727,500	Fixed	4.92%	1/5/2026
Executive Office Park	(3)	4,754,908	4,839,577	Fixed	4.83%	6/1/2027
West Fargo Industrial		4,290,717	4,216,565	Fixed	3.27%	8/5/2029
Grand Pacific Center	(5)	3,767,027	3,851,962	Fixed	4.02%	8/1/2037
Subtotal, Presidio Property Trust, Inc. Properties		$94,884,603	$110,814,920
Model Home mortgage notes	(3)	29,514,663	32,644,129	Fixed	(6)	2020 - 2023
Mortgage Notes Payable		$124,399,266	$143,459,049
Unamortized loan costs		(862,452)	(1,066,057)
Mortgage Notes Payable, net		$123,536,814	$142,392,992

(1)	Interest rates as of September 30, 2020.

(2)	Centennial Tech Center and Union Terrace were sold on February 5, 2020 and March 13, 2020, respectively.

(3)	Properties held for sale as of September 30, 2020. One of four buildings at Executive Office Park was classified as held for sale; one model home was included as held for sale.

(4)	Interest on this loan is ABR plus 0.75% and LIBOR plus 2.75%. For the nine months ended September 30, 2020, the weighted average interest rate was 3.53%.

(5)	Interest rate is subject to reset on September 1, 2023.

(6)	Each model home has a stand-alone mortgage note at interest rates ranging from 2.50% to 5.63% per annum at September 30, 2020.

(7)	Interest on this loan resets annually at LIBOR plus 3.00%, with a floor of 4.25%.

The Company is in compliance with all material conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable were as follows as of September 30, 2020:

	Presidio Property	Model
	Trust, Inc.	Homes	Total Principal
	Notes Payable	Notes Payable	Payments
Three months remaining in 2020	$468,332	$1,112,728	$1,581,060
Years ending December 31:
2021	16,406,080	11,306,633	$27,712,713
2022	9,826,391	11,667,980	$21,494,371
2023	1,542,085	5,427,322	$6,969,407
2024	1,602,019	—	$1,602,019
Thereafter	65,039,696	—	65,039,696
Total	$94,884,603	$29,514,663	$124,399,266

8. NOTES PAYABLE

On September 17, 2019, the Company executed a Promissory Note pursuant to which Polar Multi-Strategy Master Fund (“Polar”), extended a loan in the principal amount of $14.0 million to the Company (“Polar Note”). The Polar Note bears interest at a fixed rate of 8% per annum and requires monthly interest-only payments. On September 1, 2020, we extended the maturity of the Polar Note from October 1, 2020 to March 31, 2021, at which time the entire outstanding principal balance of $8.8 million and accrued and unpaid interest will be due and payable. On September 30, 2020, we paid the extension or renewal fee, which was 4% of the unpaid principal balance.  The Company may repay the Polar Note at any time, subject to the payment of an Optional Redemption Fee (as defined in the Polar Note), if applicable. Such fee is not applicable to repayments made from the proceeds of property sales.

The principal balance of the Polar Note as of September 30, 2020 consists of cash received, less cash repayments from property sales of $7.4 million and Original Issue Discount (“OID”) of $1.4 million. The OID has been recorded on the accompanying condensed consolidated balance sheets as a direct deduction from the principal of the Note and is recognized as interest expense over the term of the Note commencing on September 17, 2019 through October 1, 2020. There was no unrecognized OID as of September 30, 2020. The accretion of the OID recognized during the nine months ended September 30, 2020 was $1.0 million.

The Company incurred approximately $1.1 million in legal and underwriting costs related to the Polar Note transaction. These costs have been recorded as debt issuance costs on the accompanying condensed consolidated balance sheets as a direct deduction from the principal of the Note and were amortized over the original term of the Note. Amortization expense totaling approximately $748,000 was included in interest expenses for the nine months ended September 30, 2020, in the accompanying condensed consolidated statements of operations. The unamortized debt issuance costs related to the 4% renewal fee for the loan extension totaled $351,000 as of September 30, 2020 and will be amortized over the extended term of the Note.

Under the terms of the Polar Note, the Company is subject to certain financial covenants including maintaining a debt to property fair value ratio of no greater than 75%. As of September 30, 2020, the Company is in compliance with such covenants.

On April 22, 2020, the Company received an Economic Injury Disaster Loan of $10,000 from the Small Business Administration which will provide economic relief during the COVID-19 pandemic. This loan advance is not required to be repaid, has no stipulations on use, and has been recorded as fees and other income in the Condensed Consolidated Statements of Operations during fiscal 2020. On  August 17, 2020 we received an additional Economic Injury Disaster Loan of $150,000, for which principal and interest payments are deferred for twelve months from the date of issuance, and interest accrues at 3.75% per year. The loan matures on August 17, 2050. We intend to use the funds for general corporate purposes to alleviate economic injury caused by the COVID-19 pandemic, which economic injury included abating or deferring rent to certain tenants (primarily retail tenants).

On April 30, 2020, the Company received a Paycheck Protection Program loan of $462,000 from the Small Business Administration which will provide additional economic relief during the COVID-19 pandemic. The loan will be fully forgiven should the funds be used for payroll related costs, mortgage interest, rent and utilities, as long as our employee headcount remains consistent with our baseline period over an eight week period following the date the loan was received, otherwise the loan will be repaid over two years following a six month deferral. On June 5, 2020, the period over which the loan could be utilized was extended to 24 weeks. The loan was recorded in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2020. We have used the funds to cover payroll related costs.

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of September 30, 2020, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

10. SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK

During the year ended December 31, 2019, the Company redeemed all of its remaining 16,900 shares of its Series B Preferred Stock for $16.9 million. As of September 30, 2020 and December 31, 2019, no Series B Preferred Stock remained outstanding. Amortization expense of $122,000 was included in interest expense for the nine months ended September 30, 2019, and no related amortization expense was incurred during the three months ended  September 30, 2020 in the accompanying condensed consolidated statements of operations. There were no unamortized deferred costs as of September 30, 2020 and December 31, 2019, respectively.

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

Common Stock. The Company is authorized to issue up to 100,000,000 shares of Series A Common Stock, 1,000 shares of Series B Common Stock, and 9,000,000 shares of Series C Common Stock (collectively, the "common stock") each with $0.01 par value. The common stock have identical rights, preferences, terms and conditions except that the holders of Series B Common Stock are not entitled to receive any portion of Company assets in the event of Company liquidation. There have been no Series B or Series C Common Stock issued. Each share of common stock entitles the holder to one vote. Shares of our common stock are not subject to redemption and do not have any preference, conversion, exchange or preemptive rights. The articles of incorporation contain a restriction on ownership of the common stock that prevents one person from owning more than 9.8% of the outstanding shares of common stock.

Cash Dividends. During the nine months ended September 30, 2020 the Company paid no cash dividend. During the nine months ended September 30, 2019 the Company paid a cash dividend of approximately $2.2 million or $0.12 per share.

Partnership Interests. Through the Company, its subsidiaries and its partnerships, we own 15 commercial properties in fee interest, two of which we own partial interests in through our holdings in various affiliates in which we serve as general partner, member and/or manager. We purchased the partnership interest in one limited partnership that owned one property during 2016. Each of the limited partnerships is referred to as a “DownREIT.” In each DownREIT, we have the right, through put and call options, to require our co-investors to exchange their interests for shares of our common stock at a stated price after a defined period (generally five years from the date they first invested in the entity’s real property), the occurrence of a specified event or a combination thereof. The Company is a limited partner in four partnerships and sole stockholder in one corporation, which entities purchase and leaseback model homes from homebuilders.

During the nine months ended September 30, 2020, the Company exercised two put options with a limited partner in two limited partnerships and exchanged a total of 59,274 shares of the Company’s Series A Common Stock for the limited partner’s partnership interests, resulting in an increase in ownership interest of each limited partnership by the Company. As part of this non-cash equity transaction, the Company reclassified $1.2 million in minority interest to common stock and additional paid in capital on the Condensed Consolidated Balance Sheets.

Dividend Reinvestment Plan. The Company adopted a distribution reinvestment plan (“Plan) that allowed stockholders to receive dividends and other distributions otherwise distributable to them invested in additional shares of the Company’s common stock. The Company registered 3,000,000 shares of common stock pursuant to the Plan. The purchase price per share used in the past was 95% of the price the Company sold its shares or $19.00 per share. No sales commission or dealer manager fees were paid on shares sold through the Plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all participants at least thirty (30) days prior to such record date. The Plan became effective on January 23, 2012, was suspended on December 7, 2018 and adopted on October 6, 2020 in connection with our IPO, updated to reflect a change in transfer agent and registrar. As of September 30, 2020, approximately $17.4 million or approximately 917,074 shares of common stock have been issued under the Plan. No shares were issued under the Plan during the nine months ended September 30, 2020.

Stock-Based Compensation. The Company recognizes noncash compensation expense ratably over the vesting period, and accordingly, we recognized $181,000 and $193,000 in noncash compensation expense for the three month periods ended September 30, 2020 and 2019, respectively, and $542,000 and $809,000 for the nine months ended September 30, 2020 and 2019, respectively, which is included in general and administrative expense on the Condensed Consolidated Statements of Operations.

12. SEGMENTS

The Company’s reportable segments consist of three types of real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results: Office/Industrial Properties, Model Home Properties and Retail Properties. The Company also has certain corporate-level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.  The accounting policies of the reportable segments are the same as those described in Note 2.  There is no material inter segment activity.

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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the three and nine months ended September 30, 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Office/Industrial Properties:
Rental, fees and other income	$4,098,892	$5,137,114	$13,334,595	$16,087,363
Property and related expenses	(1,813,950)	(2,237,392)	(5,539,320)	(7,041,306)
Net operating income, as defined	2,284,942	2,899,722	7,795,275	9,046,057
Model Home Properties:
Rental, fees and other income	1,058,329	1,083,470	3,268,074	3,167,072
Property and related expenses	(58,897)	(42,258)	(160,688)	(140,866)
Net operating income, as defined	999,432	1,041,212	3,107,386	3,026,206
Retail Properties:
Rental, fees and other income	548,392	780,286	2,305,412	2,046,686
Property and related expenses	(277,820)	(253,414)	(1,729,171)	(640,444)
Net operating (loss) income, as defined	270,572	526,872	576,241	1,406,242
Reconciliation to net loss:
Total net operating income, as defined, for reportable segments	3,554,946	4,467,806	11,478,902	13,478,505
General and administrative expenses	(1,366,380)	(1,451,873)	(3,996,696)	(4,632,244)
Depreciation and amortization	(1,626,917)	(1,755,253)	(4,823,673)	(5,714,446)
Interest expense	(2,143,960)	(2,830,858)	(6,971,162)	(7,867,932)
Other income (expense), net	(12,270)	9,294	(10,865)	19,227
Income tax expense	(122,602)	(338,713)	(257,602)	(611,952)
Gain on sale of real estate	332,715	4,853,186	656,975	6,243,819
Net loss	$(1,384,468)	$2,953,589	$(3,924,121)	$914,977

	September 30,	December 31,
Assets by Reportable Segment:	2020	2019
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$102,805,132	$126,421,648
Total assets (2)	$103,137,364	$131,180,612
Model Home Properties:
Land, buildings and improvements, net (1)	$45,945,657	$48,466,371
Total assets (2)	$45,235,619	$51,389,400
Retail Properties:
Land, buildings and improvements, net (1)	$25,125,813	$25,318,601
Total assets (2)	$26,449,473	$26,588,254
Reconciliation to Total Assets:
Total assets for reportable segments	$174,822,456	$209,158,266
Other unallocated assets:
Cash, cash equivalents and restricted cash	1,913,279	1,591,041
Other assets, net	15,082,214	10,035,101
Total Assets	$191,817,949	$220,784,408

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.

(2)

Includes land, buildings and improvements, cash, cash equivalents, and restricted cash, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	For the Nine Months Ended September 30,
Capital Expenditures by Reportable Segment	2020	2019
Office/Industrial Properties:
Capital expenditures and tenant improvements	$2,501,075	$5,161,786
Model Home Properties:
Acquisition of operating properties	8,996,248	6,116,035
Retail Properties:
Capital expenditures and tenant improvements	9,077	20,247
Totals:
Acquisition of operating properties, net	8,996,248	6,116,035
Capital expenditures and tenant improvements	2,510,152	5,182,033
Total real estate investments	$11,506,400	$11,298,068

13. SUBSEQUENT EVENTS

Dividend

On November 3, 2020, our Board of Directors declared a dividend of $0.10 per share of Series A Common Stock, payable on November 30, 2020 to stockholders of record as of November 23, 2020.

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

We may refer to the three months ended September 30, 2020 and September 30, 2019 as the “2020 Quarter” and the “2019 Quarter,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Currently, one of the most significant factors is the potential adverse effect of the COVID-19 virus and ensuing economic turmoil on the financial condition, results of operations, cash flows and performance of Presidio, particularly our ability to collect rent, on the financial condition, results of operations, cash flows and performance of our tenants, and on the global economy and financial markets. The extent to which COVID-19 impacts the Company and its tenants will depend on current and future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 13, 2020, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Additional factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to the risks associated with the ownership of real estate in general and our real estate assets in particular; the economic health of the metro regions where we conduct business; the risk of failure to enter into/and or complete contemplated acquisitions and dispositions, within the price ranges anticipated and on the terms and timing anticipated; changes in the composition of our portfolio; fluctuations in interest rates; reductions in or actual or threatened changes to the timing of federal government spending; the risks related to use of third-party providers and joint venture partners; the ability to control our operating expenses; the economic health of our tenants; the supply of competing properties; shifts away from brick and mortar stores to e-commerce; the availability and terms of financing and capital and the general volatility of securities markets; compliance with applicable laws, including those concerning the environment and access by persons with disabilities; terrorist attacks or actions and/or cyber-attacks; weather conditions, natural disasters and pandemics; ability to maintain key personnel; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2019 Annual Report on Form 10-K filed on March 13, 2020, and subsequent Quarterly Reports on Form 10-Q. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

Outlook

On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic caused state and local governments within our areas of business operations to institute quarantines, “shelter-in-place” mandates, including rules and restrictions on travel and the types of businesses that may continue to operate. While certain areas begin to re-open, others have seen an increase in the number of cases reported, prompting local government to enforce further restrictions. We continue to monitor our operations and government recommendations. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law to provide widespread emergency relief for the economy and to provide aid to corporations. The CARES Act includes several significant provisions related to taxes, refundable payroll tax credits and deferment of social security payments.

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

The effects of the COVID-19 pandemic did not significantly impact our operating results during the first three quarters of 2020. We continue to monitor and communicate with our tenants to assess their needs and ability to pay rent. We have negotiated lease amendments with certain tenants who have demonstrated financial distress caused by the COVID-19 pandemic, which have included or may include rent deferral, temporary rent abatement, or reduced rental rates and/or lease extension periods, however no new negotiations were initiated during the third quarter of 2020. While these amendments have affected our short term cash flows, we do not believe they represent a change in the valuation of our assets for the properties affected and have not significantly effected our results of operations. Given the longevity of this pandemic, the COVID-19 outbreak may materially affect our financial condition and results of operations going forward, including, but not limited to, real estate rental revenues, credit losses, leasing activity, and potentially the valuation of our real estate assets. We expect that we may have additional rent deferrals, abatements and credit losses from our commercial tenants during the remainder of 2020 which may have a material impact on our real estate rental revenue and cash collections. We also expect that the effects of the COVID-19 pandemic will impact our ability to lease up available commercial space. Our business operations and activities in many regions may be subject to future quarantines, "shelter-in-place" rules, and various other restrictions for the foreseeable future. Due to the uncertainty of the future impacts of the COVID-19 pandemic, the extent of the financial impact cannot be reasonably estimated at this time. For more information, see Part II - Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

The Company operates as an internally managed, diversified REIT, with holdings in office, industrial, retail, and model home properties. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” The Company acquires, owns and manages a geographically diversified portfolio of real estate assets including office, industrial, retail and model home residential properties leased to homebuilders located in the United States. As of September 30, 2020, the Company owned or had an equity interest in:

•	Ten office buildings and one industrial property (“Office/Industrial Properties”), which totals approximately 998,016 rentable square feet;

•	Four retail shopping centers (“Retail Properties”), which total approximately 131,722 rentable square feet; and

•	128 Model Homes (“Model Homes” or “Model Home Properties”) leased back on a triple-net basis to homebuilders that are owned by six affiliated limited partnerships and one wholly-owned corporation.

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

We seek to diversify our portfolio by commercial real estate segments to reduce the adverse effect of a single under-performing segment, geographic market and/or tenant. We further supplement this at the tenant level through our credit review process, which varies by tenant class. For example, our commercial and industrial tenants tend to be corporations or individual owned businesses. In these cases, we typically obtain financial records, including financial statements and tax returns (depending on the circumstance), and run credit reports for any prospective tenant to support our decision to enter into a rental arrangement. We also typically obtain security deposits from these commercial tenants. Our Model Home commercial tenants are well-known homebuilders with established credit histories. These tenants are subjected to financial review and analysis prior to us entering into a sales-leaseback transaction.

Initial Public Offering. On October 6, 2020, we completed an initial public offering, or IPO, selling 500,000 shares of Series A Common Stock at $5.00 per share. Proceeds from our initial public offering net of underwriting discounts and commissions were $2.3 million after deducting approximately $0.2 million in underwriting discounts and before giving effect to $775,000 in other expenses relating to the IPO. We intend to use the net proceeds of this offering for general corporate and working capital purposes, including to potentially acquire additional properties and reduce outstanding indebtedness.

Reverse Stock Split. On July 29, 2020, we amended our charter to effect a one-for-two reverse stock split of every outstanding share of our Series A Common Stock. The financial statements and accompanying footnotes have been retroactively restated to reflect the reverse stock split.

SIGNIFICANT TRANSACTIONS IN 2020 AND 2019

Acquisitions - During the nine months ended September 30, 2020, the Company acquired 25 model homes for approximately $9.0 million and leased them back to the homebuilders. The purchase price was paid through cash payments of approximately $2.7 million and mortgage notes of approximately $6.3 million. During the nine months ended September 30, 2019, the Company acquired 18 model homes for approximately $6.1 million. The purchase price was paid through cash payments of approximately $1.8 million and mortgage notes of approximately $4.3 million.

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

We disposed of the following properties during the nine months ended September 30, 2020:

•	Centennial Tech Center, which was sold on February 5, 2020 for approximately $15.0 million and the Company recognized a loss of approximately $913,000;

•	Union Terrace, which was sold on March 13, 2020 for approximately $11.3 million and the Company recognized a gain of approximately $688,000;

•	The Company disposed of 33 model homes for approximately $12.6 million and recognized a gain of approximately $894,000.

We disposed of the following properties during the nine months ended September 30, 2019:

•	On January 15, 2019, the Company sold the Morena Office Center for approximately $5.6 million and the Company recognized a gain of approximately $700,000;

•	Nightingale land was sold on May 8, 2019 for approximately $875,000 and the Company recognized a loss of approximately $93,000;

•
On July 1, 2019, NetREIT Genesis, LLC sold a 43% tenants-in-common interest in Genesis Plaza (“TIC Interest”) for $5.6 million to a newly formed entity, NetREIT Genesis II, LLC, in which NetREIT Casa Grande LP is the sole member. NetREIT Casa Grande LP owned and sold Morena Office Center on January 15, 2019. The sale of the TIC Interest was structured as a 1031 exchange and included $2.9 million in cash and assumption of debt. The Company remains a guarantor of the debt and NetREIT Genesis, LLC and NetREIT Genesis II, LLC are jointly and severally liable for the debt securing Genesis Plaza, the financial terms and conditions of which remain materially unchanged;

•	The Presidio office building, which was sold on July 31, 2019 for approximately $12.3 million and the Company recognized a gain of approximately $4.5 million;

•	The Company disposed of 35 model homes for approximately $12.4 million and recognized a gain of approximately $1.0 million.

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

In addition, management evaluates the results of the operations of our portfolio and individual properties with a primary focus on increasing and enhancing the value, quality and quantity of properties in our real estate holdings. Management focuses its efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals and rental rates. Properties are regularly evaluated for potential added value appreciation and cashflow and, if lacking such potential, are sold with the equity reinvested in new acquisitions or otherwise allocated in a manner accretive to the shareholders. Our ability to increase assets under management is affected by our ability to raise borrowings and/or capital, coupled with our ability to identify appropriate investments.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED September 30, 2020 and 2019

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

Revenues. Total revenue was $5.7 million for the three months ended September 30, 2020 compared to $7.0 million for the same period in 2019, a decrease of $1.3 million or 19%, which is primarily due to a net decrease in rental income related to the sale of three properties in 2019 and two properties during the first quarter of 2020. The decrease in rental income is also attributed to COVID-19 related tenant workouts, which included rent abatements and deferrals that are being recognized over the remaining lease term.

Rental Operating Costs. Rental operating costs decreased by $0.4 million to $2.1 million for the three months ended September 30, 2020, compared to $2.5 million for the same period in 2019. Rental operating costs as a percentage of total revenue also increased to 37.2% as compared to 36.2% for the three months ended September 30, 2020 and 2019, respectively, primarily due to COVID-19 related costs incurred. The overall decrease in rental operating costs for the three months ended September 30, 2020 as compared to 2019 is due to the sale of three properties in 2019 and two properties during the quarter ended September 30, 2020, as well as the mix of properties held to include a higher percentage of model homes period over period, which have significantly lower operating costs.

General and Administrative Expenses. General & Administrative (“G&A”) expenses decreased by $0.1 million for the three months ended September 30, 2020 compared to the same period in 2019. G&A expenses as a percentage of total revenue was 24.1% and 20.7% for three months ended September 30, 2020 and 2019, respectively, primarily due to payroll related costs. The decrease in G&A expenses overall for the three months ended September 30, 2020 as compared to 2019 is mainly due to a decrease in stock compensation expense.

Depreciation and Amortization. Depreciation and amortization expense was $1.6 million for the three months ended September 30, 2020, compared to $1.8 million for the same period in 2019, representing a decrease of $0.1 million or 6%. The decrease in depreciation and amortization expense in 2020 compared to the same period in 2019 is primarily due to the sale of three properties in 2019 and two properties during the three months ended September 30, 2020, and the classification of three additional commercial properties as held for sale subsequent to September 30, 2019, upon which the Company ceased depreciation.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. The Company did not recognize any impairment in the Condensed Consolidated Statements of Operations during the three months ended September 30, 2020. Management considered the impact of COVID-19 on all remaining assets as of September 30, 2020 and determined that there was not sufficient data to indicate an impairment had occurred as of that date.

Interest Expense - Series B Preferred Stock. The Series B Preferred Stock issued in August 2014 included a mandatory redemption provision and therefore, was treated as a liability for financial reporting purposes. The interest paid and accrued and the amortization of the deferred offering costs are considered interest expense. The Series B Preferred Stock was redeemed during 2019 and was no longer outstanding as of September 30, 2019. Interest expense, including amortization of the deferred offering costs, totaled $0.9 million for the three months ended September 30, 2019.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges was $1.4 million for the three months ended September 30, 2020 compared to $1.7 million for the same period in 2019, a decrease of $0.3 million or 17%. The decrease in mortgage interest expense relates to the decreased number of commercial properties owned in 2020 compared to 2019 and the related mortgage debt. The weighted average interest rate on our outstanding debt was 3.9% and 4.7% as of September 30, 2020 and 2019, respectively.

Interest expense - note payable. On September 17, 2019, the Company executed a Promissory Note pursuant to which Polar Multi-Strategy Master Fund (“Polar”), extended a loan in the principal amount of $14.0 million to the Company ("Polar Note"). The Polar Note bears interest at a fixed rate of 8% per annum and requires monthly interest-only payments. Interest expense, including amortization of the deferred offering costs and Original Issue Discount ("OID") of $1.4 million, totaled $0.7 million for the three months ended September 30, 2020.

Gain on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2020 and 2019" above for further detail.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the three months ended September 30, 2020 and 2019 totaled approximately $0.4 million.

RESULTS OF OPERATIONS FOR THE nine months ended September 30, 2020 and 2019

Revenues.  Total revenue was $18.8 million for the nine months ended September 30, 2020 compared to $21.3 million for the same period in 2019, a decrease of $2.5 million or 12%. The decrease in revenue for the six months period is primarily due to a decrease in rental income related to the sale of three properties during 2019 and two properties during the first quarter of 2020 as well as COVID-19 related tenant workouts, which included rent abatements and deferrals.

Rental Operating Costs.  Rental operating costs decreased $1.3 million, to $6.5 million for the nine months ended September 30, 2020 from $7.8 million for the nine months ended September 30, 2019. Rental operating costs as a percentage of total revenue decreased to 34.5% from 36.7% for the nine months ended September 30, 2020 and 2019, respectively. Rental operating costs as a percentage of total revenue decreased for the nine months ended September 30, 2020 as compared to 2019 due to the sale of three properties in 2019 and two properties during the nine months ended September 30, 2020, as well as the mix of properties held to include a higher percentage of model homes period over period, which have significantly lower operating costs.

General and Administrative Expenses.  G&A expenses decreased by $0.6 million, or 13%, to $4.0 million for the nine months ended September 30, 2020 compared to $4.6 million for the same period in 2019. G&A expenses as a percentage of total revenue was 21.2% and 21.7% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in G&A expense is due to a decrease in stock compensation expense.

Depreciation and Amortization.  Depreciation and amortization expense totaled $4.8 million for the nine months ended September 30, 2020, compared to $5.7 million for the same period in 2019, a decrease of $0.9 million or 16%. The decrease in depreciation and amortization during the nine months ended September 30, 2020 when compared to the same period in 2019 is primarily due to the sale of three properties in 2019 and two properties during the nine months ended September 30, 2020, and the classification of three additional commercial properties as held for sale subsequent to September 30, 2019, upon which the Company ceased depreciation.

Asset Impairments.  We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the second quarter of 2020, the Company entered into lease renewal negotiations with a significant tenant at our Waterman Plaza retail property at a lower market rental rate than the rental rate being charged. The Company obtained a broker opinion of value that considered the lower market rental rates and subsequently determined there was a material change to undiscounted cash flows on the property as of June 30, 2020. Therefore, the Company recorded an $845,000 non-cash impairment in the Condensed Consolidated Statements of Operations during the second quarter of 2020, and during the third quarter of 2020, the parties executed an amendment to renew the lease. Management considered the impact of COVID-19 on all remaining assets as of September 30, 2020 and determined that no other impairments had occurred as of that date.

Interest Expense-Series B preferred stock.  The Series B Preferred Stock issued in August 2014 included a mandatory redemption provision and therefore, was treated as a liability for financial reporting purposes. The interest paid and accrued and the amortization of the deferred offering costs are considered interest expense. The Series B Preferred Stock was redeemed during 2019 and was no longer outstanding as of September 30, 2019. Interest expense, including amortization of the deferred offering costs, totaled $2.2 million for the nine months ended September 30, 2019.

Interest Expense-mortgage notes.  Interest expense, including amortization of deferred finance charges was $4.6 million for the nine months ended September 30, 2020 compared to $5.5 million for the same period in 2019, a decrease of $0.9 million or 16%. The decrease in interest relates to the decreased number of commercial properties owned in 2019 compared to 2019 and the related debt. The weighted average interest rate on our outstanding debt was 3.9% and 4.7% as of September 30, 2020 and 2019, respectively.

Interest expense - note payable. On September 17, 2019, the Company executed a Promissory Note pursuant to which Polar Multi-Strategy Master Fund (“Polar”), extended a loan in the principal amount of $14.0 million to the Company ("Polar Note"). The Polar Note bears interest at a fixed rate of 8% per annum and requires monthly interest-only payments. Interest expense, including amortization of the deferred offering costs and amortization of the Original Issue Discount ("OID") of $1.4 million, totaled $2.4 million for the nine months ended September 30, 2020 and $0.2 million for the nine months ended September 30, 2019.

Gain on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2020 and 2019" above for further detail.

Income allocated to non-controlling interests.  Income allocated to non-controlling interests for the nine months ended September 30, 2020 was approximately $0.9 million compared to the income allocated during the nine months ended September 30, 2019 of approximately $1.4 million. The decrease is related to the sale of 33 Model Home Properties during the nine months ended September 30, 2020 compared to 35 Model Home Properties during the nine months ended September 30, 2019, for which the decrease is primarily attributable to homes were sold at a higher gain in 2019.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As the local and global economies have weakened as a result of COVID-19, ensuring adequate liquidity is critical. We believe we have access to adequate resources to meet the needs of our existing operations and working capital, to the extent we are not funded by cash provided by operating activities. However, we expect the COVID-19 pandemic may adversely impact our future operating cash flows due to the inability of some of our tenants to pay their rent on time or at all. We have negotiated lease amendments with certain tenants who have demonstrated financial distress caused by the COVID-19 pandemic, which included rent deferral, temporary rent abatement, or reduced rental rates and/or lease extensions and has affected our short-term liquidity. The COVID-19 pandemic may also make financing more difficult for us to obtain, as well as for prospective buyers of our properties to obtain, resulting in difficulty in selling assets within our expected timeframe, or for our expected sales price.

Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings, financial aid from government programs instituted as a result of COVID-19, and the sale of equity or debt securities. Our cash and restricted cash at September 30, 2020 was $10.0 million, which included our available liquidity of cash and cash equivalents of $6.8 million. Liquidity events have primarily included:

•	Economic Injury Disaster Loan of $10,000 on April 22, 2020

•	Paycheck Protection Program loan of $462,000 on April 30, 2020

•	Economic Injury Disaster Loan of $150,000 on August 17, 2020

•	Proceeds from our initial public offering net of underwriting discounts and commissions of $2.3 million (before fees and expenses) on October 6, 2020.

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

Our short-term liquidity needs include paying down the remaining balance of the Polar Note, paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders. For the three months remaining in 2020 and the year ending December 31, 2021, we have $1.1 million and $11.3 million of mortgage notes payable due, respectively, related to the Model Home Properties. Certain Model Home Properties will be sold and the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes will be refinanced. For the three months remaining in 2020 and the year ending December 31, 2021, we have $468,000 and $16.4 million of mortgage notes payments due, respectively, related to the commercial properties. We plan to sell certain commercial properties or refinance a significant portion of the mortgage notes payable in the event the commercial property securing the respective mortgage note is not sold on or before maturity. We believe that the cash flow from our existing portfolio, distributions from joint ventures in Model Home partnerships and property sales during 2020 will be sufficient to fund our near-term operating costs, capital expenditures and future dividends that may be paid to stockholders. If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we plan to fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, issuance of debt instruments, additional investors, or we will reduce the rate of dividends to the stockholders. During the nine months ended September 30, 2020, we did not pay any cash dividends to our common stockholders, but intend to pay dividends to our stockholders on a quarterly basis going forward.

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

Cash Equivalents and Restricted Cash

At September 30, 2020 and December 31, 2019, we had approximately $6.8 million and $5.7 million in cash equivalents, respectively, and $3.2 million and $4.7 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts and cash held in bank accounts at third party institutions. During 2020 and 2019, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $1.7 million of our cash balance is intended for capital expenditures on existing properties (net of deposits held in reserve accounts by our lenders). We intend to use the remainder of our existing cash and cash equivalents for reduction of principal debt, general corporate purposes and/or dividends to our stockholders.

Secured Debt

As of September 30, 2020, the Company had one variable-rate mortgage note payable on a commercial property with a principal amount of $5.8 million and fixed-rate mortgage notes payable in the aggregate principal amount of $89.1 million, collateralized by a total of 15 commercial properties with loan terms at issuance ranging from 3 to 22 years. The weighted-average interest rate on these mortgage notes payable as of September 30, 2020 was approximately 4.4%, and our debt to estimated market value of these properties was approximately 59.9%.

As of September 30, 2020, the Company had 119 fixed-rate mortgage notes payable related to model homes in the aggregate principal amount of $29.5 million, collateralized by a total of 119 Model Homes. These loans generally have a term at issuance of three to five years. As of September 30, 2020, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $250,000 and 3.6%, respectively. Our debt to estimated market value on these properties is approximately 73.3%. The Company has guaranteed between 25% - 100% of these mortgage loans.

We have been able to refinance maturing mortgages to extend maturity dates and we have not experienced any notable difficulties financing our acquisitions.

Cash Flows for the nine months ended September 30, 2020 and September 30, 2019

Operating Activities: Net cash provided by operating activities for the nine months ended September 30, 2020 increased by approximately $0.5 million to approximately $2.9 million from $2.4 million for the nine months ended September 30, 2019. The increase in net cash provided by operating activities is due to a $0.2 million increase in working capital which fluctuates based on timing of receipt and payment, as well as an increase in non-cash addbacks such as straight-line rent.

Investing Activities: Net cash provided by investing activities during the nine months ended September 30, 2020 was approximately $22.2 million compared to approximately $17.3 million during the same period in 2019. The increase primarily related to the mix of gross proceeds from the sale of office buildings and Model Homes year over year, as well as a decrease in capital expenditures due to timing of capital expenditures during the COVID-19 pandemic.

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

Financing Activities: Net cash used in financing activities during the nine months ended September 30, 2020 was $25.4 million compared to $18.3 million for the same period in 2019 and was primarily due to the following activities for the nine months ended September 30, 2020:

•	Net increase in repayment of mortgage notes payable of $11.7 million;

•	Net increase in repayment of the Polar note payable of $5.2 million; offset by

•	Net increase in proceeds from mortgage notes of $2.7 million;

•	Net decrease in dividends paid to stockholders of $2.2 million; and

•	Redemption of mandatorily redeemable preferred stock of $16.9 million during the nine months ended September 30, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had one letter of credit outstanding for $0.2 million, to satisfy mortgage lender requirements.

Inflation

Substantially all of our office leases provide for real estate tax and operating expense escalations. In addition, most of the leases provide for fixed annual rent increases. We believe that inflationary increases may be at least partially offset by these contractual rent increases and expense escalations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Furthermore, we do not believe that these controls have been impacted by COVID-19 related circumstances, including remote work arrangements with our employees.

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

As a result of the effects of the COVID-19 pandemic, we have been impacted by and may further be impacted by one or more of the following:

•

a decrease in real estate rental revenue (our primary source of operating cash flow), as a result of temporary rent deferrals, rent abatement and/or rent reductions, rent freezes or declines impacting new and renewal rental rates on properties, longer lease-up periods for both anticipated and unanticipated vacancies (in part, due to “shelter-in-place” mandates), lower revenue recognized as a result of waiving late fees, as well as our tenants’ ability and willingness to pay rent, and our ability to continue to collect rents, on a timely basis or at all;

•

a complete or partial closure of one or more of our properties resulting from government or tenant action (as of October 20, 2020, many of our commercial properties were reopened, however certain tenants were still operating on a limited basis pursuant to local government orders);

•

reductions in demand for commercial space and the inability to provide physical tours of our commercial spaces may result in our inability to renew leases, re-lease space as leases expire, or lease vacant space, particularly without concessions, or a decline in rental rates on new leases;

•

the inability of one or more major tenants to pay rent, or the bankruptcy or insolvency of one or more major tenants, may be increased due to a downturn in its business or a weakening of its financial condition as a result of shelter-in-place orders, phased re-opening of its business, or other pandemic related causes;

•	the inability to decrease certain fixed expenses at our properties despite decreased operations at such properties;

•	the inability of our third-party service providers to adequately perform their property management and/or leasing activities at our properties due to decreased on-site staff;

•

the effect of existing and future orders by governmental authorities in any of our markets, which might require homebuilders to cease operations for an uncertain or indefinite period of time, which could significantly affect new home orders and deliveries, and negatively impact their home sales revenue and ability to perform on their lease obligations to the Company in such markets;

•

difficulty accessing capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deterioration in credit and financing conditions, which may affect our access to capital and our commercial tenants' ability to fund their business operations and meet their obligations to us;

•	the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of debt agreements;

•	a decline in the market value of real estate may result in the carrying value of certain real estate assets exceeding their fair value, which may require us to recognize an impairment to those assets;

•	future delays in the supply of products or services may negatively impact our ability to complete the renovations and lease-up of our buildings on schedule or for their original estimated cost;

•	a general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow or change the complexion of our portfolio of properties;

•	our insurance may not cover loss of revenue or other expenses resulting from the pandemic and related shelter-in-place rules;

•

unanticipated costs and operating expenses and decreased anticipated revenue related to compliance with regulations, such as additional expenses related to staff working remotely, requirements to provide employees with additional mandatory paid time off and increased expenses related to sanitation measures performed at each of our properties, as well as additional expenses incurred to protect the welfare of our employees, such as expanded access to health services;

•	the potential for one or more members of our senior management team to become sick with COVID-19 and the loss of such services could adversely affect our business;

•	the increased vulnerability to cyber-attacks or cyber intrusions while employees are working remotely has the potential to disrupt our operations or cause material harm to our financial condition; and

•	complying with REIT requirements during a period of reduced cash flow could cause us to liquidate otherwise attractive investments or borrow funds on unfavorable conditions.

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
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020.

31.2

Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020.

31.3

Certification of the Company's Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020.

32.1	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2020	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

	By:	/s/ Adam Sragovicz
	Name:	Adam Sragovicz
	Title:	Chief Financial Officer

	By:	/s/ Jessica Joelson
	Name:	Jessica Joelson
	Title:	Chief Accounting Officer