Form 10-K
period 2020-12-31
Presidio Property Trust, Inc.
filed 2021-03-30
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2020

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

(760) 471-8536

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on Which Registered
Series A Common Stock, $0.01 par value per share	SQFT	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐    Yes  ☒    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☒    Yes  ☐    No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐    Yes  ☒    No

The registrant was not a public company as of June 30, 2020 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.   At March 29, 2021, registrant had issued and outstanding 9,889,051 shares of its Series A common stock $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Presidio Property Trust’s Annual Meeting currently scheduled to be held on May 27, 2021 to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

PRESIDIO PROPERTY TRUST, INC.

FORM 10-K – ANNUAL REPORT

For the year ended December 31, 2020

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS, RISK FACTORS AND INDUSTRY DATA

This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this Form 10-K. Important factors that may cause actual results to differ from projections include, but are not limited to:

•

the potential adverse effects of the COVID-19 pandemic and ensuing economic turmoil on our financial condition, results of operations, cash flows and performance, particularly our ability to collect rent, on the financial condition, results of operations, cash flows and performance of our tenants, and on the global economy and financial markets; adverse economic conditions in the real estate market and overall financial market fluctuations (including, without limitation, as a result of the current COVID-19 pandemic);

•	inherent risks associated with real estate investments and with the real estate industry;

•	significant competition may decrease or prevent increases in our properties' occupancy and rental rates and may reduce the value of our properties;

•	a decrease in demand for commercial space and/or an increase in operating costs;

•

failure by any major tenant (or a substantial number of tenants) to make rental payments to us because of a deterioration of its financial condition, an early termination of its lease, a non-renewal of its lease, or a renewal of its lease on terms less favorable to us;

•	challenging economic conditions facing us and our tenants may have a material adverse effect on our financial condition and results of operations;

•	our failure to generate sufficient cash to service or retire our debt obligations in a timely manner;

•	our inability to borrow or raise sufficient capital to maintain or expand our real estate investment portfolio;

•	adverse changes in the real estate financing markets, including potential increases in interest rates and/or borrowing costs;

•	potential losses, including from adverse weather conditions, natural disasters and title claims, may not be covered by insurance;

•

inability to complete acquisitions or dispositions and, even if these transactions are completed, failure to successfully operate acquired properties or sell properties without incurring significant defeasance costs;

•	our reliance on third-party property managers to manage a substantial number of our properties and brokers and/or agents to lease our properties;

•	decrease in supply and/or demand for single family homes, inability to acquire additional model homes, and increased competition to buy such properties;

•	failure to continue to qualify as a REIT;

•	adverse results of any legal proceedings;

•	changes in laws, rules and regulations affecting our business; and

•	the other risks and uncertainties discussed in "Risk Factors" and elsewhere herein.

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

Information regarding market and industry statistics contained in this Form 10-K is included based on information available to us that we believe is accurate. We have not reviewed or included data from all sources, and we cannot assure you of the accuracy or completeness of the data included in this Form 10-K. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We undertake no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See the “Risk Factors” section of this Form 10-K for a more detailed discussion of uncertainties and risks that may impact future results.

ITEM 1.

OVERVIEW AND CORPORATE STRUCTURE

Presidio Property Trust, Inc. (“we”, “our”, “us” or the “Company”) is an internally-managed real estate investment trust (“REIT”). We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” As of March 29, 2021 we had approximately 9.6 million shares of Series A Common Stock outstanding with approximately 4,600 stockholders, none of which to our knowledge owned more than 5.0% of the outstanding shares. We are a publicly traded company on Nasdaq, and registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Through the Company, its subsidiaries and its partnerships, we own 15 commercial properties in fee interest and have partial interests in two commercial properties through our interests in various affiliates in which we serve as general partner, member and/or manager. We purchased the partnership interest in one limited partnership that owned one property during 2016. Each of the limited partnerships is referred to as a “DownREIT.” In each DownREIT, we have the right, through put and call options, to require our co-investors to exchange their interests for shares of our common stock at a stated price after a defined period (generally five years from the date they first invested in the entity’s real property), the occurrence of a specified event or a combination thereof. The Company is a limited partner in five partnerships and sole shareholder in one corporation, which entities purchase and leaseback model homes from homebuilders.

MARKET AND BUSINESS STRATEGY

The Company invests in a diverse multi-tenant portfolio of real estate assets. Beginning in 2015, we began to focus our commercial portfolio primarily on office and industrial properties (“Office/Industrial Properties”) and model homes (“Model Home Properties”), and have been managing the portfolio to transition out of retail properties. Our commercial properties are currently located in Southern California, Colorado and North Dakota. Our commercial property tenant base is highly diversified and consists of approximately 192 individual commercial tenants with an average remaining lease term of approximately 2.9 years as of December 31, 2020. As of December 31, 2020, one commercial tenant represented more than 5.0% of our annualized base rent, while our ten largest tenants represented approximately 28.88% of our annualized base rent. In addition, our commercial property tenant base has limited exposure to any single industry.

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

RECENT DEVELOPMENTS

Significant Transactions in 2020 and 2019

Acquisitions

•

We acquired 28 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2020. The purchase price for the properties was $10.2 million. The purchase price consisted of cash payments of $3.1 million and mortgage notes of $7.1 million.

•

We acquired 33 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2019. The purchase price for the properties was $13.0 million. The purchase price consisted of cash payments of $3.9 million and mortgage notes of $9.1 million.

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

During year ended December 31, 2020 we disposed of the following properties:

•	Centennial Tech Center, which was sold on February 5, 2020 for approximately $15.0 million and the Company recognized a loss of approximately $913,000.

•	Union Terrace, which was sold on March 13, 2020 for approximately $11.3 million and the Company recognized a gain of approximately $688,000.

•	One of four Executive Office Park buildings, which was sold on December 2, 2020 for approximately $2.3 million and the Company recognized a loss of approximately $75,000.

•	During the year ended December 31, 2020, we disposed of 46 model homes for approximately $18.1 million and recognized a gain of approximately $1.6 million.

During year ended December 31, 2019 we disposed of the following properties:

•	Morena Office Center, which was sold on January 15, 2019 for approximately $5.6 million and the Company recognized a gain of approximately $700,000.

•	Nightingale land, which was sold on May 8, 2019 for approximately $875,000 and the Company recognized a loss of approximately $93,000.

•

On July 1, 2019, NetREIT Genesis, LLC sold a 43% tenants-in-common interest in Genesis Plaza (“TIC Interest”) for $5.6 million to a newly formed entity, NetREIT Genesis II, LLC, in which NetREIT Casa Grande LP is the sole member. NetREIT Casa Grande LP owned and sold Morena Office Center on January 15, 2020. The sale of the TIC Interest was structured as a 1031 exchange and included $2.9 million in cash and assumption of debt. The Company remains a guarantor of the debt and NetREIT Genesis, LLC and NetREIT Genesis II, LLC are jointly and severally liable for the debt securing Genesis Plaza, the financial terms and conditions of which remain materially unchanged.

•	The Presidio office building, which was sold on July 31, 2019 for approximately $12.3 million and the Company recognized a gain of approximately $4.5 million.

•	During the year ended December 31, 2019, we disposed of 41 model homes for approximately $14.6 million and recognized a gain of approximately $1.2 million.

Model Home Properties

Our Model Home properties are located in 6 states throughout the United States. As of December 31, 2020, we owned 118 model homes with a net book value of approximately $42.5 million.

NetREIT Dubose Model Home REIT, Inc. (“NetREIT Dubose”) is engaged in the business of acquiring model homes from third party homebuilders in sale-leaseback transactions whereby a homebuilder sells the Model Home to NetREIT Dubose and leases back the Model Home under a triple net lease (“NNN”) for use in marketing its residential development. Our Model Home business was started in March 2010 through the acquisition of certain assets and rights from Dubose Model Homes USA. Subsequent to its formation, NetREIT Dubose raised $10.6 million pursuant to a private placement of its common stock (the private placement terminated on December 31, 2013). As of December 31, 2020, the Company has a net investment of $2.6 million in NetREIT Dubose through the purchase of common stock. We owned approximately 24.4% of NetREIT Dubose as of December 31, 2020.

We operate six limited partnerships in connection with NetREIT Dubose: Dubose Model Home Investors #202, LP (“DMHI #202”), Dubose Model Home Investors #203, LP (“DMHI #203”), Dubose Model Home Investors #204, LP (“DMHI #204”), Dubose Model Home Investors #205, LP (“DMHI #205”), Dubose Model Home Investors #206, LP (“DMHI #206”) and NetREIT Dubose Model Home REIT, LP. The limited partnerships typically raise private equity to invest in Model Home Properties and lease them back to the homebuilders. As of December 31, 2020 the Company owned:

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

•

4.0% of DMHI #205. The partnership raised $2.5 million, including our investment. This partnership was formed to raise up to $5.0 million through the sale of units. This partnership continues to raise capital through the sale of additional limited partnership units.

•

12.1% of DMHI #206. The partnership raised $0.8 million, including our investment. This partnership was formed to raise up to $5.0 million through the sale of units. This partnership continues to raise capital through the sale of additional limited partnership units.

•	100% of NetREIT Model Homes, Inc.

NetREIT Dubose owns 100% of NetREIT Dubose Model Home REIT LP.

We provide management services to our limited partnerships through NetREIT Advisors, LLC (“NetREIT Advisors”) and Dubose Advisors LLC (“Dubose Advisors”). These entities are 100% owned subsidiaries and are referred to collectively as the (“Advisors”). For their services, each of the Advisors receives ongoing management fees, acquisition fees and has the right to receive certain other fees when a partnership sells or otherwise disposes of a Model Home. NetREIT Advisors manages NetREIT Dubose and NetREIT Model Homes, LLC and Dubose Advisors manages DMHI #202, DMHI #203, DMHI #204, DMHI #205 and DMHI #206.

Use of Leverage

On September 17, 2019 the Company executed a Promissory Note pursuant to which Polar Multi-Strategy Master Fund ("Polar"), executed a loan in the principal amount of $14.0 million to the Company ("Polar Note"). The Polar Note bears interest at a fixed rate of 8% per annum and requires monthly interest-only payments. On September 1, 2020, we extended the maturity of the Polar Note from October 1, 2020 to March 31, 2021 ("Maturity"), at which time the entire outstanding principal balance of $7.7 million as of December 31, 2020 and accrued and unpaid interest will be due and payable. On September 30, 2020 we paid a renewal fee of 4% on the unpaid principal balance, which is being amortized through the Maturity date. The Company used the proceeds of the Polar Note to redeem all of the outstanding shares of the Series B Preferred Stock. During March 2021, prior to Maturity, the polar note was paid in full, from available cash on hand.  See Part 15. Exhibits, Financial Statement Schedules - Note. 14 Subsequent Events for additional information.

We use mortgage loans secured by our individual properties in order to maximize the return for our stockholders. Typically these loans are for terms ranging from five to ten years. Currently, the majority of our mortgage loans are structured as non-recourse to us with limited exceptions that would cause a recourse event only upon occurrence of certain fraud, misconduct, environmental, or bankruptcy events. Non-recourse financing limits our exposure to the amount of equity invested in each property pledged as collateral thereby protecting the equity in our other assets. We can provide no assurance that the non-recourse financing will be available to us in the future on terms that are acceptable to us, or at all and there may be circumstances where lenders have recourse to our other assets. To a lesser extent, we use recourse financing. At December 31, 2020, $41.0 million of our total debt of $120.8 million was recourse to the Company of which $28.1 million relates to the model homes properties.

We have used both fixed and variable interest rate debt to finance our properties. Wherever possible, we prefer to obtain fixed rate mortgage financing as it provides better cost predictability. As of December 31, 2020, we have three mortgage loans which includes variable interest rate provisions.

In 2021, we have $10.2 million of principal payments on mortgage notes payable related to the model home properties, including payments related to mortgage notes payable that mature in 2021. We plan to refinance a significant portion of the mortgage notes payable or sell the model home properties to repay the mortgage notes payable. We have $16.4 million of principal payments on mortgage notes payable relating to commercial properties in 2021, including $14.9 million related to three commercial properties maturing in 2021. We have sold subsequent to December 31, 2020 or plan to sell properties and extend the maturity date of the mortgage notes payable or refinance a significant portion of the mortgage notes payable. See Part 15. Exhibits, Financial Statement Schedules—Note 14. Subsequent Events for additional information.

Our short-term liquidity needs include satisfying the debt service requirements of our existing mortgages. If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, from sales of equity or debt securities, or we will reduce the rate of distribution to the stockholders.

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

Our Board of Directors

Our Management is subject to the direction and supervision of our board of directors (our “Board”).  Among other things, our Board must approve each real property acquisition our Management proposes. There are six directors comprising our Board, four of whom are independent directors (“Independent Directors”). Two of our directors, Mr. Heilbron and Mr. Dubose are not independent directors.

OUR REIT STATUS

We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2000. To continue to be taxed as a REIT, we must satisfy numerous organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders, as defined in the Internal Revenue Code (“the code”) and calculated on an annual basis. As a REIT, we are generally not subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even though we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and property and to federal income and excise taxes on our undistributed income. For more information, please see Risks Related to our Status as a REIT and Related Federal Income Tax Matters. We qualified as a REIT for the fiscal year ended December 31, 2020.

HUMAN CAPITAL RESOURCES

Due to the nature of our business, our performance depends on identifying, attracting, developing, motivating, and retaining a highly skilled workforce in multiple areas, including property management, asset management and strategy, accounting, business development and management. Our human capital management strategy, which we refer to as our people strategy, is tightly aligned with our business needs. During 2020, our human capital efforts were focused on retaining top talent, and continuing to increase our agility to meet the quickly changing needs of the business, considering the challenges of the global pandemic and social and political unrest and had no COVID related layoffs. We use a variety of human capital measures in managing our business, including: workforce demographics; diversity metrics with respect to representation, attrition, hiring, promotions and leadership; and talent management metrics including retention rates of top talent and hiring metrics.

OFFICE AND EMPLOYEES

Our office is approximately 9,224 square feet and is located in San Diego, California.

As of December 31, 2020, we had a total of 22 full-time employees.

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

ITEM 1A. RISK FACTORS

Risks Related to our Business, Properties and Operations

Our business, financial condition, results of operations and cash flows are expected to be adversely affected by the recent COVID-19 pandemic and the impact could be material to us.

The current outbreak of the novel coronavirus (COVID-19), and the resulting volatility it has created, has disrupted our business and we expect that the COVID-19 pandemic may significantly adversely impact our business, financial condition and results of operations going forward. Other potential pandemics or outbreaks could materially adversely affect our business, financial condition, results of operations and cash flows in the future. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an unknown magnitude and duration.

Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States (including the states and cities that comprise the San Diego, California; Denver and Colorado Springs, Colorado; Fargo and Bismarck, North Dakota; and other metro regions, where we own and operate properties) have also instituted quarantines, “shelter in place” mandates, including rules and restrictions on travel and the types of businesses that may continue to operate. As a result, the COVID-19 pandemic is negatively impacting almost every industry, both inside and outside these metro regions, directly or indirectly and has created business continuity issues. For instance, a number of our commercial tenants have announced temporary closures of their offices or stores and requested temporary rent deferral or rent abatement during this pandemic. In addition, jurisdictions where we own and operate properties have implemented, or may implement, rent freezes, eviction freezes, or other similar restrictions. The full extent of the impacts on our business over the long term are largely uncertain and dependent on a number of factors beyond our control.

As a result of the effects of the COVID-19 pandemic, we have been and may continue to be impacted by one or more of the following:

•

a decrease in real estate rental revenue (our primary source of operating cash flow), as a result of temporary rent deferrals, rent abatements and/or rent reductions, rent freezes or declines impacting new and renewal rental rates on properties, longer lease-up periods for both anticipated and unanticipated vacancies (in part, due to “shelter-in-place” mandates), lower revenue recognized as a result of waiving late fees, as well as our tenants’ ability and willingness to pay rent, and our ability to continue to collect rents, on a timely basis or at all;

•

a complete or partial closure of one or more of our properties resulting from government or tenant action (as of February 28, 2021, only 10 of our commercial tenants are operating on a limited basis pursuant to local government orders);

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

•

difficulty accessing capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital and our commercial tenants’ ability to fund their business operations and meet their obligations to us;

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

The impact of COVID-19 may also exacerbate other risks discussed in this 10-K, any of which could have a material effect on us.

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

•

the existence and quality of the competition, such as the attractiveness of our properties as compared to our competitors’ properties based on considerations such as location, rental rates, amenities and safety record;

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

A decrease in real estate values could negatively affect our ability to refinance our existing mortgage obligations or obtain larger mortgages.

A decrease in real estate values would decrease the principal amount of secured loans we can obtain on a specific property and our ability to refinance our existing mortgage loans or obtain larger mortgage loans. In some circumstances, a decrease in the value of an existing property which secures a mortgage loan may require us to prepay or post additional security for that mortgage loan. This would occur where the lender’s initial appraised value of the property decreases below the value required to maintain a loan-to-value ratio specified in the mortgage loan agreement. Thus, any sustained period of depressed real estate prices would likely adversely affect our ability to finance our real estate investments.

We may be adversely affected by unfavorable economic changes in the geographic areas where our properties are located.

Adverse economic conditions in areas where properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our real estate portfolio. The deterioration of any of these local conditions could hinder our ability to profitably operate a property and adversely affect the price and terms of a sale or other disposition of the property.

Competition for properties to acquire may limit the opportunities available to us and increase our acquisition costs, which could have a material adverse effect on our growth prospects and negatively impact our profitability.

The market for property to acquire continues to be competitive, which may reduce suitable investment opportunities available to us and increase acquisition purchase prices. Competition for properties offering higher rates of returns may intensify if real estate investments become more attractive relative to other investments. In acquiring real properties, we may experience considerable competition from a field of other investors, including other REITs, private equity investors, institutional investment funds, and real estate investment programs. Many of these competitors are larger than we are and have access to greater financial resources and better access to lower costs of capital. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments. This competition may limit our ability to take advantage of attractive investment opportunities that are consistent with our objectives. Our inability to acquire desirable properties on favorable terms could adversely affect our growth prospects, financial condition, our profitability and our ability to pay dividends.

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

The success of our real estate investments depend on the financial stability of our tenants. A default or termination by a significant tenant (or a series of tenants) on its lease payments could cause us to lose the revenue associated with such lease and seek an alternative source of revenue to meet mortgage payments and prevent a foreclosure, if the property is subject to a mortgage. In the event of a significant tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Additionally, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to our stockholders.

A property that becomes vacant could be difficult to sell or re-lease and could have a material adverse effect on our operations.

We expect portions of our properties to periodically become vacant by reason of lease expirations, terminations, or tenant defaults. If a tenant vacates a property, we may be unable to re-lease the property without incurring additional expenditures, or at all. If the vacancy continues for a long period of time, if the rental rates upon such re-lease are significantly lower than expected, or if our reserves for these purposes prove inadequate, we will experience a reduction in net income and may be required to reduce or eliminate distributions to our stockholders. In addition, because a property’s market value depends principally upon the value of the leases associated with that property, the resale value of a property with high or prolonged vacancies could suffer, which could further reduce our returns.

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

Our policy is to obtain insurance coverage for each of our properties covering loss from liability, fire, and casualty in the amounts and under the terms we deem sufficient to insure our losses. Under tenant leases on our commercial properties, we require our tenants to obtain insurance to cover casualty losses and general liability in amounts and under terms customarily obtained for similar properties in the area. However, in certain areas, insurance to cover some losses, generally losses of a catastrophic nature such as earthquakes, floods, wind, hail, terrorism and wars, is either unavailable or cannot be obtained at a reasonable cost. Consequently, we may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, we could lose some or all of our investment in the property. In addition, other than any working capital reserve or other reserves we may establish, we likely would have no source of funding to repair or reconstruct any uninsured or underinsured property.

Since we are not required to maintain specific levels of cash reserves, we may have difficulty in the event of increased or unanticipated expenses.

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

In order to sell a property, we may lend the buyer all or a portion of the purchase price. When we provide financing to a buyer, we bear the risk that the buyer may default or that we may not receive full payment for the property sold. Even in the absence of a buyer default, the distribution of the proceeds of the sale to our stockholders, or the reinvestment of the proceeds in other property, will be delayed until the promissory note or collateral we may accept upon a sale is actually paid, sold, refinanced or otherwise disposed.

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

We own three of our properties indirectly through limited liability companies and limited partnerships under a DownREIT structure. In a DownREIT structure, as well as some joint ventures or other investments we may make, we may utilize a limited liability company or a limited partnership as the holder of our real estate investment. We currently own a portion of these interests as a member, general partner and/or limited partner and in the future may acquire all or a greater interest in such entity. As a sole member or general partner, we are or would be potentially liable for all of the liabilities of the entities, even if we do not have rights of management or control over its operations. Therefore, our liability could far exceed the amount or value of investment we initially made, or then had, in such entities.

Our ability to operate a property may be limited by contract, which could prevent us from obtaining the maximum value from such properties.

Some of our properties will likely be contiguous to other parcels of real property, for example, comprising part of the same shopping center development. In some cases, there could exist significant covenants, conditions and restrictions, known as CC&Rs, relating to such property and any improvements or easements related to that property. The CC&Rs would restrict our operation of that property and could adversely affect the value of such property, either of which could adversely affect our operating costs and reduce the amount of funds that we have available to pay dividends.

We may acquire properties “as is,” which increases the risk that we will have to remedy defects or costs without recourse to the seller.

We may acquire real estate properties “as is,” with only limited representations and warranties from the seller regarding matters affecting the condition, use and ownership of the property. If defects in the property or other matters adversely affecting the property are discovered post-closing, we may not be able to pursue a claim for any or all damages against the seller. Therefore, we could lose some or all of our invested capital in the property as well as rental income. Such a situation could negatively affect our financial condition and results of operations.

In a sale-leaseback transaction, we are at risk that our seller/lessee will default, which could impair our operations and limit our ability to pay dividends.

In our model homes business we frequently lease model home properties back to the seller or homebuilder for a certain period of time. Our ability to meet any mortgage payments is subject to the seller/lessee’s ability to pay its rent and other lease obligations, such as triple net expenses, on a timely basis. A default by the seller/lessee or other premature termination of its leaseback agreement with us and our subsequent inability to release the property could cause us to suffer losses and adversely affect our financial condition and ability to pay dividends.

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

Our commercial properties are currently located in Southern California, Colorado and North Dakota. Our model home portfolio consists of properties currently located in seven states, although a significant concentration of our model homes are located in two states. As of December 31, 2020, approximately 95% of our model homes were located in Texas and Florida with approximately 81% located in Texas. This concentration of properties in a limited number of markets may expose us to risks of adverse economic developments that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns and potentially higher local property, sales and income taxes in the geographic markets in which we are concentrated. In addition, our properties are subject to the effects of adverse acts of nature, such as winter storms, hurricanes, hailstorms, strong winds, earthquakes and tornadoes, which may cause damage, such as flooding, to our properties. Additionally, we cannot assure you that the amount of casualty insurance we maintain would entirely cover damages caused by any such event, or in the case of our model homes portfolio or commercial triple net leases, that the insurance maintained by our tenants would entirely cover damages caused by any such event.

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

Under current accounting standards, requirements, and principles, we are required to periodically evaluate our real estate investments for impairment based on a number of indicators. Impairment indicators include real estate markets, leasing rates, occupancy levels, mortgage loan status, and other factors which affect the value of a particular property. For example, a tenant’s default under a lease, the upcoming termination of a long-term lease, the pending maturity of a mortgage loan secured by a property, and the unavailability of replacement financing are all impairment indicators. The presence of any of these indicators may require us to make a material impairment charge against the property so affected. If we determine an impairment has occurred, we are required to make an adjustment to the net carrying value of the property which could have a material adverse effect on our results of operations and financial condition for the period in which the impairment charge is recorded.

Discovery of toxic mold on our properties may adversely affect our results of operation.

Litigation and concern about indoor exposure to certain types of toxic molds have been increasing as the public becomes more aware that exposure to mold can cause a variety of health effects and symptoms, including allergic reactions. Toxic molds can be found almost anywhere; when excessive moisture accumulates in buildings or on building materials, mold growth will often occur, particularly if the moisture remains undiscovered or unaddressed. We attempt to acquire properties where there is no toxic mold or where there has not been any proceeding or litigation with respect to the presence of toxic mold. However, we cannot provide assurances that toxic mold will not exist on any of our properties or will not subsequently develop. The presence of toxic mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, the presence of toxic mold could expose us to liability from our tenants, employees of our tenants, and others if property damage or health concerns arise.

Our long-term growth may depend on obtaining additional equity capital.

Historically, we relied on cash from the sale of our equity securities to fund the implementation of our business plan, including property acquisitions and building our staff and internal management and administrative capabilities. We terminated our Series A Common Stock private placement on December 31, 2011 and closed on a preferred stock financing in August 2014, which financing was repaid in September 2020. Our continued ability to fund real estate investments, our operations, and payment of dividends to our stockholders will likely be dependent upon our obtaining additional capital through the additional sales of our equity and/or debt securities. Without additional capital, we may not be able to grow our asset base to a size that is sufficient to support our planned growth, current operations, or to pay dividends to our stockholders at rates or at the levels required to maintain our REIT status (see risk factor titled “We may be forced to borrow funds on a short-term basis, to sell assets or to issue securities to meet the REIT minimum distribution or other requirements or for working capital purposes.”). There is no assurance as to when and under what terms we could successfully obtain additional funding through the sale of our equity and/or debt securities. Our access to additional equity or debt capital depends on a number of factors, including general market conditions, the market’s perception of our growth potential, our expected future earnings, and our debt levels.

We currently are dependent on internal cash from our operations, financing and proceeds from property sales to fund future property acquisitions, meet our operational costs and pay dividends to our stockholders.

To the extent the cash we receive from our real estate investments and re-financing of existing properties is not sufficient to pay our costs of operations, our acquisition of additional properties, or our payment of dividends to our stockholders, we would be required to seek capital through additional measures. We may incur additional debt or issue additional preferred and common stock for various purposes, including, without limitation, to fund future acquisitions and operational needs. Other measures of generating or preserving capital could include decreasing our operational costs through reductions in personnel or facilities, reducing or suspending our acquisition of real estate, and reducing or suspending dividends to our stockholders.

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

There can be no assurance that distributions will be paid, maintained or increased over time.

There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are expected to be based upon our FFO, MFFO, financial condition, cash flows and liquidity, debt service requirements and capital or other expenditure requirements for our properties, and any distributions will be authorized at the sole discretion of our board of directors, and their form, timing and amount, if any, will be affected by many factors, such as our ability to acquire profitable real estate investments and successfully manage our real estate properties and our operating expenses. Other factors may be beyond our control. We can therefore provide no assurance that we will be able to pay or maintain distributions or that distributions will increase over time. For example, our distributions were suspended for the periods from the third quarter of 2017 through the third quarter of 2018 and for the final three quarters of 2019 through the date of this prospectus. If we do not have sufficient cash available for distributions, we may need to fund the shortage out of working capital or borrow to provide funds for such distributions, which would reduce the amount of proceeds available for real estate investments and increase our future interest costs. Our inability to pay distributions, or to pay distributions at expected levels, could result in a decrease in the per share trading price of our Series A Common Stock.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or continue to pay distributions.

Our ability to achieve our investment objectives and to pay distributions on a regular basis is dependent upon our acquisition of suitable property investments and obtaining satisfactory financing arrangements. We cannot be sure that our management will be successful in finding suitable properties on financially attractive terms. If our management is unable to find such investments, we will hold the proceeds available for investment in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. Holding such short-term investments will prevent us from making the long-term investments necessary to generate operating income to pay distributions. As a result, we will need to raise additional capital to continue to pay distributions until such time as suitable property investments become available (see risk factor titled “We may be forced to borrow funds on a short-term basis, to sell assets or to issue securities to meet the REIT minimum distribution or other requirements or for working capital purposes.”). In the event that we are unable to do so, our ability to pay distributions to our stockholders will be adversely affected.

We depend on key personnel, and the loss of such persons could impair our ability to achieve our business objectives.

Our success substantially depends upon the continued contributions of certain key personnel in evaluating and securing investments, selecting tenants and arranging financing. Our key personnel include Jack K. Heilbron and Larry G. Dubose, each of whom would be difficult to replace. If either of these individuals or any of the other members of our management team were to leave, the implementation of our investment strategies could be delayed or hindered, and our operating results could suffer.

We also believe that our future success depends, in large part, upon our ability to hire and retain skilled and experienced managerial and operational personnel. Competition for skilled and experienced professionals has intensified as current unemployment levels are at or near historic lows, and we cannot assure our stockholders that we will be successful in attracting and retaining such personnel.

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

Prior to 2011 and in more recent years, we or one of our affiliated entities conducted private placement offerings in reliance upon the private placement exemptions from registration under Section 4(a)(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended (“Securities Act”), and various exemptions from registration under applicable state securities laws. Many requirements and conditions of these exemptions are subject to factual circumstances and subjective interpretation. There is no assurance that the Securities and Exchange Commission (“SEC”), any state securities law administrator, or a trier of fact in a court or arbitration proceeding would not determine that we failed to meet one or more of these requirements. In the event that we are found to have sold our securities without an applicable exemption from registration, we could be liable to the purchasers of our securities in that offering for rescission and possibly monetary damages. If a number of investors were successful in seeking one or more of these remedies, we could face severe financial demands that would adversely affect our business and financial condition.

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

We are not registered as an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”), based on exceptions we believe are available to us. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things, limitations on capital structure, restrictions on specified investments, prohibitions on transactions with affiliates, and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Provisions of Maryland law may limit the ability of a third party to acquire control of us by requiring our Board of Directors or stockholders to approve proposals to acquire our company or effect a change in control.

Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of their shares of common stock, including:

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

We rely on our management, including Mr. Heilbron, for implementation of our investment policies and our day-to-day operations. Although the majority of his business time is spent working for our company, Mr. Heilbron engages in other investment and business activities in which we have no economic interest. His responsibilities to these other entities could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy. He may face conflicts of interest in allocating his time among us and his other business ventures and in meeting his obligations to us and those other entities. His determinations in these situations may be more favorable to other entities than to us.

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

In addition, an increasing portion of our business operations are conducted over the Internet, putting us at risk from cybersecurity attacks, including attempts to make unauthorized transfers of funds, gain unauthorized access to our confidential data or information technology systems, viruses, ransomware, and other electronic security breaches. Such cyber-attacks may involve more sophisticated security threats that could impact day-to-day operations. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful at preventing a cyber-attack. Cybersecurity incidents could compromise confidential information of our tenants, employees and vendors and cause system failures and disruptions of operations.

Risks Related to our Indebtedness

We have significant outstanding indebtedness, which requires that we generate sufficient cash flow to satisfy the payment and other obligations under the terms of our debt and exposes us to the risk of default under the terms of our debt.

Our total gross indebtedness as of December 31, 2020 was approximately $127.5 million. We may incur additional debt for various purposes, including, without limitation, to fund future acquisitions and operational needs.

The terms of our outstanding indebtedness provide for significant principal and interest payments. Our ability to meet these and other ongoing payment obligations of our debt depends on our ability to generate significant cash flow in the future. Our ability to generate cash flow, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that capital will be available to us, in amounts sufficient to enable us to meet our payment obligations under our loan agreements and to fund our other liquidity needs. If we are not able to generate sufficient cash flow to service these obligations, we may need to refinance or restructure our debt, sell unencumbered assets subject to defeasance or yield maintenance costs (which we may be limited in doing in light of the relatively illiquid nature of our properties), reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet these payment obligations, which could materially and adversely affect our liquidity. Our outstanding indebtedness, and the limitations imposed on us by the agreements that govern our outstanding indebtedness, could have significant adverse consequences, including the following:

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

•	cause us to not have sufficient cash flow to pay dividends to our stockholders or place restrictions on the payment of dividends to our stockholders.

If any one of these events was to occur, our business, results of operations and financial condition would be materially adversely affected.

Mortgage indebtedness and other borrowings increase our operational risks.

Loans obtained to fund property acquisitions will generally be secured by mortgages on our properties. The more we borrow, the higher our fixed debt payment obligations will be and the greater the risk that we will not be able to timely meet these payment obligations. At December 31, 2020, excluding our model home properties, we had a total of approximately $92.7 million of secured financing on our properties. If we are unable to make our debt payments as required, due to a decrease in rental or other revenues or an increase in our other costs, a lender could charge us a default rate of interest and/or foreclose on the property or properties securing its debt. This could cause an adverse effect on our results of operations and/or cause us to lose part or all of our investment, adversely affecting our financial condition by lowering the value of our real estate portfolio.

Lenders often require restrictive covenants relating to our operations, which adversely affects our flexibility and may affect our ability to achieve our investment objectives.

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

Financing arrangements involving balloon payment obligations may adversely affect our ability to pay distributions.

Some of our mortgage loans, including the Polar Note, require us to make a lump-sum or “balloon” payment at maturity. We may finance more properties that we acquire in this manner. Our ability to make a balloon payment at maturity could be uncertain and may depend upon our ability to obtain additional financing, to refinance the debt or to sell the property. When the balloon payment is due, we may not be able to refinance debt on favorable terms or sell the property at a price that would cover the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the value of our common stock.

In addition, making a balloon payment may leave us with insufficient cash to pay the distributions that are required to maintain our qualification as a REIT. At December 31, 2020, excluding our model homes business, we have three mortgages that require a balloon payment in 2021. The model homes division pays off the balance of its mortgages using proceeds from the sale of the underlying homes. Any deficiency in the sale proceeds would have to be paid from existing cash, reducing the amount available for distributions and operations.

Risks Related to our Status as a REIT and Related Federal Income Tax Matters

Failure to qualify as a REIT could adversely affect our operations and our ability to pay distributions.

We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2000. We believe that we have been organized and have operated in a manner that has allowed us to qualify for taxation as a REIT for federal income tax purposes commencing with such taxable year, and we expect to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments and dispositions, and the possibility of future changes in our circumstances, no assurance can be given that we will qualify for any particular year. If we lose our REIT qualification, we would be subject to federal corporate income taxation on our taxable income, and we could also be subject to increased state and local taxes. Additionally, we would not be allowed a deduction for distributions paid to stockholders. Moreover, unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified. The income tax consequences could be substantial and would reduce our cash available for distribution to stockholders and investments in additional real estate. We could also be required to borrow funds or liquidate some investments in order to pay the applicable tax. If we fail to qualify as a REIT, we would not be required to make distributions to our stockholders.

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

Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is generally subject to tax at reduced rates. However, dividends payable by REITs to its stockholders generally are not eligible for the reduced rates for qualified dividends and are taxed at ordinary income rates (but U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026). Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the reduced rates continue to apply to regular corporate qualified dividends, investors that are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our common stock, and could be detrimental to our ability to raise additional funds through the future sale of our common stock.

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

Our ability to attract and retain qualified members of our board of directors may be impacted due to new state laws, including recently enacted quotas related to gender and underrepresented communities.

In September 2019, California enacted SB 826 requiring public companies headquartered in California with outstanding shares listed on a major United States stock exchange to maintain minimum female representation on their boards of directors as follows:  by the end of 2019, at least one woman on its board; by the end of 2021, public company boards with five members will be required to have at least two female directors, and public company boards with six or more members will be required to have at least three female directors. In September 2020, California enacted AB 979, which will require every public company with securities listed on a major U.S. stock exchange and that has its principal executive office in California, as listed on its form 10-K to have at least one director from an underrepresented community on its board of directors by the end of the 2021 calendar year and upwards of three directors from an underrepresented community on its board of directors by the end of the 2022 calendar year. Failure to achieve designated minimum levels in a timely manner exposes such companies to costly financial penalties and reputational harm. We cannot assure that we will be able to recruit, attract and/or retain qualified members of the board and meet quotas related to gender and underrepresented communities as a result of the California legislations (should they not be repealed before the compliance deadlines), which may cause certain investors to divest their holdings in our stock and expose us to penalties and/or reputational harm.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments regarding our periodic or current reports.

ITEM 2. PROPERTIES

General Information

We invest in a diverse multi-tenant portfolio of real estate assets primarily consisting of office/industrial, retail, and model home properties located in the western United States. As of December 31, 2020, we owned or had an equity interest in 11 office/industrial buildings totaling approximately 982,796 rentable square feet and four retail centers totaling approximately 131,722 rentable square feet. In addition, through our Model Home subsidiary and our investments in six limited partnerships and one corporation, we own a total of 118 Model Home properties located in 6 states. We directly manage the operations and leasing of our properties. Substantially all of our revenues consist of base rents received under leases that generally have terms that range from one to five years. We estimate that approximately 69% of our existing leases as of December 31, 2020 contain contractual rent increases that provide for increases in the base rental payments. Our tenants consist of local, regional and national businesses. Our properties generally attract a mix of diversified tenants creating lower risk in periods of economic fluctuations. Our largest tenant represented less than 7% of total revenues for the year ended December 31, 2020.

Geographic Diversification Table

The following table shows a list of properties we owned as of December 31, 2020, grouped by the state where each of our investments is located.

Office/Industrial and Retail Properties:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	3	134,787	12.1%	$1,771,681	12.3%
Colorado	8	582,692	52.3%	9,160,664	63.4%
North Dakota	4	397,039	35.6%	3,513,042	24.3%
Total	15	1,114,518	100%	$14,445,387	100%

Model Home Properties:

Region	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
Southwest	97	290,702	84.7%	$2,822,928	81.1%
Southeast	16	37,374	10.9%	447,192	12.8%
Midwest	2	6,602	1.9%	99,276	2.9%
East	1	2,395	0.7%	30,636	0.9%
Northeast	2	6,153	1.8%	80,844	2.3%
Total	118	343,226	100%	$3,480,876	100%

The following table summarizes information relating to our properties (excluding model homes) at December 31, 2020:

Property Summary

($ in000's) Property Location	Sq., Ft.	Date Acquired	Year Property Constructed	Purchase Price (1)	Occupancy	Percent Ownership	Mortgage On property	Estimated Renovation or Improvement Cost (2)
Office/Industrial Properties:
Garden Gateway, Colorado Springs, CO (5) (7)	115,052	03/07	1982/2006	$15,126	76.4%	100.0%	$5,862	$-
Executive Office Park, Colorado Springs, CO (5)	49,864	07/08	2000	10,126	97.7%	100.0%	2,986	175
Genesis Plaza, San Diego, CA (3)	57,807	08/10	1989	10,000	74.7%	76.4%	6,276	707
Dakota Center, Fargo, ND	119,434	05/11	1982	9,575	86.0%	100.0%	9,900	769
Grand Pacific Center, Bismarck, ND	93,058	03/14	1976	5,350	74.2%	100.0%	3,738	186
Arapahoe Center, Colorado Springs, CO	79,023	12/14	2000	11,850	100.0%	100.0%	7,932	632
West Fargo Industrial, West Fargo, ND	150,030	08/15	1998/2005	7,900	82.0%	100.0%	4,263	296
300 N.P., West Fargo, ND	34,517	08/15	1922	3,850	72.8%	100.0%	2,274	243
Highland Court, Centennial CO (4)	93,536	08/15	1984	13,050	64.5%	84.5%	6,275	863
One Park Centre, Westminster CO	69,174	08/15	1983	9,150	84.8%	100.0%	6,385	944
Shea Center II, Highlands Ranch, CO	121,301	12/15	2000	25,325	91.2%	100.0%	17,728	425
Total Office/Industrial Properties	982,796			$121,302	82.2%		$73,619	$5,240
Retail Properties:
World Plaza, San Bernardino, CA (5)	55,810	09/07	1974	7,650	100.0%	100.0%	5,803	—
Waterman Plaza, San Bernardino, CA (5) (6)	21,170	08/08	2008	7,164	85.9%	100.0%	3,207	25
Union Town Center, Colorado Springs, CO	44,042	12/14	2003	11,212	100.0%	100.0%	8,316	207
Research Parkway, Colorado Springs, CO	10,700	08/15	2003	2,850	100.0%	100.0%	1,760	20
Total Retail Properties	131,722			$28,876	96.5%		$19,086	$252

(1)

Prior to January 1, 2009, “Purchase Price” includes our acquisition related costs and expenses for the purchase of the property. After January 1, 2009, acquisition related costs and expenses were expensed when incurred.

(2)	Expected capital expenditures over the next 12 months.
(3)	Genesis Plaza is owned by two tenants-in-common, each of which 57% and 43%, respectively, and we beneficially own an aggregate of 76.4%.
(4)	Highland Court is owned by two tenants-in-common, each of which 60% and 40%, respectively, and we beneficially own an aggregate of 84.5%.
(5)	Property held for sale as of December 31, 2020.
(6)	Waterman Plaza sold on January 28, 2021 for approximately $3.5 million.
(7)	Garden Gateway sold on February 19, 2021 for approximately $11.2 million.

Top Ten Tenants Physical Occupancy Table

The following table sets forth certain information with respect to our top 10 tenants at our Office/Industrial and Retail Properties.

As of December 31, 2020 Tenant	Number of Leases	Annualized Base Rent	% of Total Annualized Base Rent
Halliburton Energy Services, Inc.	1	899,316	6.2%
Finastra USA Corporation	1	630,576	4.4%
The College for Financial Planning, Inc. (1)	1	471,787	3.3%
Restaurant Technology Services	1	412,824	2.9%
MasTec North America, Inc.	1	361,190	2.5%
Wells Fargo Bank, N.A.	1	334,026	2.3%
Cobham Colorado Springs (2)	1	315,296	2.2%
MGA Home Healthcare Colorado, Inc. (2)	1	260,832	1.8%
Merrill Lynch	1	251,409	1.7%
Fredrikson & Byron P.A.	1	234,999	1.6%
		$4,172,255	28.88%

(1)	This tenant occupies space in the Highland Court, which was classified as held for sale as of December 31, 2020.
(2)	This tenant occupies space in the Garden Gateway Plaza, which was classified as held for sale as of December 31, 2020.

Lease Expirations Tables

The following table sets forth lease expirations for our properties as of December 31, 2020, assuming that none of the tenants exercise their renewal options.

Office/Industrial and Retail Properties:

Expiration Year	Number of Leases Expiring	Square Footage	Annual Rental From Lease	Percent of Total
2021	48	193,119	$3,259,261	22.6%
2022	47	230,130	3,406,500	23.6%
2023	36	157,916	2,564,601	17.8%
2024	21	68,291	1,211,331	8.4%
2025	19	83,826	1,526,142	10.6%
Thereafter	21	179,669	2,477,552	17.2%
Totals	192	912,951	$14,445,387	100%

Model Home Properties:

Expiration Year (1)	Number of Leases Expiring	Square Footage	Annual Rental From Lease	Percent of Total
2021	91	258,763	$2,784,108	80.0%
2022	27	84,463	696,768	20.0%
	118	343,226	$3,480,876	100.0%

(1)	These leases are subject to extensions by the home builder depending on sales of the total development. All model homes are sold at the end of the lease period.

Physical Occupancy Table for Last 5 Years

The following table presents the percentage occupancy for each of our properties, excluding our Model Home Properties, as of December 31 for each of the last five years.

	Date	Percentage Occupancy as of the Year Ended December 31,
	Acquired	2016	2017	2018	2019	2020
Office/ Industrial Properties:
Garden Gateway Plaza (1) (3)	03/07	71.6%	64.8%	68.1%	76.4%	76.4%
Executive Office Park (1)	07/08	77.5%	90.4%	99.9%	100.0%	97.7%
Genesis Plaza	08/10	87.0%	92.3%	58.3%	78.5%	74.7%
Dakota Center	05/11	99.3%	100.0%	98.2%	86.0%	86.0%
Grand Pacific Center	03/14	80.0%	77.0%	72.6%	71.8%	74.2%
Arapahoe Center	12/14	100.0%	100.0%	100.0%	100.0%	100.0%
West Fargo Industrial	08/15	90.4%	87.1%	75.9%	77.1%	82.0%
300 N.P.	08/15	86.1%	98.4%	82.3%	73.0%	72.8%
Highland Court (1)	08/15	89.5%	89.3%	78.5%	70.1%	64.5%
One Park Centre	08/15	83.4%	87.7%	72.7%	79.1%	84.8%
Shea Center II	12/15	96.0%	92.8%	88.2%	90.9%	91.2%
Retail Properties:
World Plaza (1)	09/07	81.8%	34.6%	22.6%	100.0%	100.0%
Waterman Plaza (1) (2)	08/08	100.0%	100.0%	100.0%	90.7%	85.9%
Union Town Center	12/14	96.8%	100.0%	100.0%	100.0%	100.0%
Research Parkway	08/15	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Property held for sale as of December 31, 2020.
(2)	Waterman Plaza was sold on January 28, 2021.
(3)	Garden Gateway was sold on February 19, 2021.

Annualized Base Rent Per Square Foot for Last 5 Years

The following table presents the average effective annual rent per square foot for each of our properties, excluding our Model Home Properties, as of December 31, 2020.

	Annualized Base Rent per Square Foot (1) For the Years Ended December 31,
	2016	2017	2018	2019	2020	Annualized Base Rent (2)	Net Rentable Square Feet
Office/ Industrial Properties:
Garden Gateway Plaza (3)	$11.25	$12.66	$10.60	$12.62	$13.45	$1,181,359	115,052
Executive Office Park (3)	$12.41	$12.42	$12.34	$13.29	$13.65	$665,157	49,864
Genesis Plaza	$24.07	$27.43	$20.62	$28.15	$22.97	$991,675	57,807
Dakota Center	$11.38	$12.06	$14.21	$12.87	$13.24	$1,359,446	119,434
Grand Pacific Center	$13.39	$13.18	$14.29	$13.97	$13.71	$947,046	93,058
Arapahoe Center	$12.79	$13.20	$14.22	$14.69	$15.18	$1,199,886	79,023
West Fargo Industrial	$6.03	$6.65	$6.78	$6.65	$6.77	$833,121	150,030
300 N.P.	$11.49	$12.63	$16.51	$13.67	$14.86	$373,428	34,517
Highland Court (3)	$19.57	$21.14	$24.59	$19.33	$22.33	$1,347,278	93,536
One Park Centre	$22.40	$18.48	$20.27	$19.51	$21.85	$1,281,907	69,174
Shea Center II	$17.02	$15.34	$18.53	$18.47	$19.24	$2,128,507	121,301
Retail Properties:
World Plaza (3)	$20.24	$16.63	$4.64	$13.63	$9.93	$554,074	55,810
Waterman Plaza (3)	$24.70	$25.29	$18.88	$16.30	$12.42	$225,932	21,170
Union Town Center	$21.04	$20.36	$24.91	$25.63	$23.73	$1,045,321	44,042
Research Parkway	$21.12	$21.61	$22.07	$22.58	$29.09	$311,250	10,700

(1)	Annualized Base Rent (defined as cash rent including abatements) divided by the percentage occupied divided by rentable square feet.
(2)	Annualized Base Rent is based upon actual rents due as of December 31, 2020.
(3)	Property held for sale as of December 31, 2020.
(4)	Waterman Plaza was sold on January 28, 2021.
(5)	Garden Gateway was sold on February 19, 2021.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock trades on the Nasdaq Capital Market under the symbol SQFT beginning on October 7, 2020.

Performance Graph

Not required.

Number of Holders of Each Class of Stock

As of March 30, 2021, there were approximately 4,600 holders of our Series A common stock.

Dividend Payments

We seek to pay cash dividends to our common stockholders. The following is a summary of dividends declared per share for the years ended December 31, 2020 and 2019:

	2020	2019
	Cash Dividend	Cash Dividend
March 31	$—	$—
June 30	—	0.12
September 30	—	—
December 31	0.10	—
Total	$0.10	$0.12

Dividend Policy

We plan to pay at least 90% of our annual REIT Taxable Income to our stockholders in order to maintain our status as a REIT. We intend to continue to declare dividends, however, we cannot provide any assurance as to the amount or timing of future dividends. Our goal is to make cash dividend distributions out of our operating cash flow and proceeds from the sale of properties. During 2020, we paid dividends of approximately $1.0 million related to 2020.  During 2019, dividends were declared in December 2019 and paid in January 2020 of approximately $1.1 million.

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

We provide each of our stockholders a statement detailing dividends paid during the preceding year and their characterization as ordinary income, capital gain or return of capital annually. During the year ended December 31, 2020, all dividends were non-taxable as they were considered return of capital to the stockholders. During the year ended December 31, 2019, all dividends were taxable as they were considered capital gain to the stockholders.

Equity Compensation Plan Information

We established the 1999 Flexible Incentive Plan (“1999 Plan”) for the purpose of attracting and retaining employees, which was superseded by the 2017 Incentive Award Plan (“2017 Plan”). The 1999 Plan provided that the maximum number of shares to be issued under the 1999 Plan would be an amount equal to 10% of the Company’s issued and outstanding common stock at such time; the aggregate number of common stock that may be issued under the 2017 Plan is 1,100,000 shares. At December 31, 2020, approximately 651,000 restricted shares of common stock had been issued under the 1999 Plan and approximately 312,000 shares of Restricted Stock as defined in the 2017 Plan had been issued under such Plan. At December 31, 2020, the amount of shares of common stock available for future grants under the 2017 Plan was approximately 788,000 shares.

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

OVERVIEW

The Company operates as an internally managed diversified real estate investment trust, or REIT.  The Company invests in a multi-tenant portfolio of commercial real estate assets comprised of office, industrial, and retail properties and model homes leased back to the homebuilder located primarily in the western United States. As of December 31, 2020, including properties held for sale, the Company owned or had an equity interest in:

•	Ten office buildings and one industrial buildings (“Office/Industrial Properties”) which total approximately 982,796 rentable square feet,

•	Four retail shopping centers (“Retail Properties”) which total approximately 131,722 rentable square feet and,

•	118 model homes owned by five affiliated limited partnerships and one corporation (“Model Home Properties”).

Presidio Property Trust’s office, industrial and retail properties are located primarily in North Dakota and Colorado, with three properties located in Southern California. Our Model Home Properties are located in 6 states. We acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full calendar year, or has been operating for three years. Our geographical clustering of assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas.

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

SIGNIFICANT TRANSACTIONS IN 2020 and 2019

Acquisitions

•

We acquired 28 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2020. The purchase price for the properties was approximately  $10.2 million. The purchase price consisted of cash payments of $3.1 million and mortgage notes of $7.1 million.

•

We acquired 33 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2019. The purchase price for the properties was approximately $13.0 million. The purchase price consisted of cash payments of $3.9 million and mortgage notes of $9.1 million.

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

During year ended December 31, 2020 we disposed of the following properties:

•	Centennial Tech Center, which was sold on February 5, 2020 for approximately $15.0 million and the Company recognized a loss of approximately $0.9 million.

•	Union Terrace, which was sold on March 13, 2020 for approximately $11.3 million and the Company recognized a gain of approximately $0.7 million.

•	One of four Executive Office Park buildings, which was sold on December 2, 2020 for approximately $2.3 million and the Company recognized a loss of approximately $75,000.

•	During the year ended December 31, 2020, we disposed of 46 model homes for approximately $18.1 million and recognized a gain of approximately $1.6 million.

During year ended December 31, 2019 we disposed of the following properties:

•	Morena Office Center, which was sold on January 15, 2019 for approximately $5.6 million and the Company recognized a gain of approximately $0.7 million.

•	Nightingale land, which was sold on May 8, 2019 for approximately $875,000 and the Company recognized a loss of approximately $93,000.

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

•	The Presidio office building, which was sold on July 31, 2019 for approximately $12.3 million and the Company recognized a gain of approximately $4.5 million.

•	During the year ended December 31, 2019, we disposed of 41 model homes for approximately $14.6 million and recognized a gain of approximately $1.2 million.

ECONOMIC ENVIRONMENT

On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic caused state and local governments within our areas of business operations to institute quarantines, “shelter-in-place” mandates, including rules and restrictions on travel and the types of businesses that may continue to operate. While certain areas have re-opened, others have seen an increase in the number of cases reported, prompting local government to enforce further restrictions. We continue to monitor our operations and government recommendations.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law to provide widespread emergency relief for the economy and to provide aid to corporations. The CARES Act included several significant provisions related to taxes, refundable payroll tax credits and deferment of social security payments. On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 was signed into law to provide further relief for the economy and to provide aid to corporations. We continue to evaluate the relief options for us and our tenants available under the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, as well as other emergency relief initiatives and stimulus packages instituted by the federal government. A number of the relief options contain restrictions on future business activities, including ability to repurchase shares and pay dividends, that require careful evaluation and consideration, or are limited to private companies. We will continue to assess these options, and any subsequent legislation or other relief packages, including the accompanying restrictions on our business, as the effects of the pandemic continue to evolve.

The effects of the COVID-19 pandemic did not significantly impact our operating results during the fiscal 2020. We continue to monitor and communicate with our tenants to assess their needs and ability to pay rent. We have negotiated lease amendments with certain tenants who have demonstrated financial distress caused by the COVID-19 pandemic, which have included or may include rent deferral, temporary rent abatement, or reduced rental rates and/or lease extension periods, however no new negotiations were initiated during the fourth quarter of 2020. While these amendments have affected our short-term cash flows, we do not believe they represent a change in the valuation of our assets for the properties affected and have not significantly affected our results of operations. Given the longevity of this pandemic, the COVID-19 outbreak may materially affect our financial condition and results of operations going forward, including, but not limited to, real estate rental revenues, credit losses, leasing activity, and potentially the valuation of our real estate assets. We expect that we may have additional rent deferrals, abatements and credit losses from our commercial tenants into 2021 which may have a material impact on our real estate rental revenue and cash collections. We also expect that the effects of the COVID-19 pandemic will impact our ability to lease up available commercial space. Our business operations and activities in many regions may be subject to future quarantines, "shelter-in-place" rules, and various other restrictions for the foreseeable future. Due to the uncertainty of the future impacts of the COVID-19 pandemic, the extent of the financial impact cannot be reasonably estimated at this time. For more information, see Part II - Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.

We have taken steps to best protect the health and safety of our employees globally.  Our daily execution has evolved largely into a virtual model, but we believe we have been successful in maintaining our ability to effectively communicate with and service our tenants during the pandemic period.

It is impossible to project U.S. economic growth, but economic conditions could have a material effect on our business, financial condition and results of operations.

CREDIT MARKET ENVIRONMENT

According to Nareit, the National Association of Real Estate Investment Trusts, REITs have largely been resilient during the pandemic as overall leverage ratios were at or near the lowest on record. REITs also lengthened the maturities of their debts to reduce risks of having to refinance during adverse market conditions. REITs maintain high levels of liquidity, both on balance sheet through holdings of cash and securities and also through committed lines of credit. With REIT operating performance stabilizing during the third quarter of 2020, and interest rates remaining low, REITs with concentrations in non-social distancing sectors may be poised for faster recovery in 2021.

Our ability to execute our business strategies, and in particular to make new investments, is highly dependent upon our ability to procure external financing. Our principal sources of external financing include the issuance of our equity securities and mortgages secured by properties. The market for mortgages has remained strong, and interest rates remain relatively low compared to historical rates, decreasing approximately 1.5% during 2020 for refinanced mortgages. We continue to obtain mortgages from the commercial mortgage-backed securities (“CMBS”) market, life insurance companies and regional banks. Although these lenders are currently optimistic about the outlook of the credit markets, the potential impact of new regulations and market volatility remain a concern. Even though we have been successful in procuring equity financing and secured mortgages financing, we cannot be assured that we will be successful at doing so in the future.

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

Our results of operations for the years ended December 31, 2020 and 2019 are not indicative of those expected in future periods, as we expect that rental income, interest expense, rental operating expense, general and administrative expense, and depreciation and amortization will significantly change in future periods as a result of the assets sold over the last two years, potential sale of real estate assets in 2021 in order to generate sufficient cash proceeds to pay down the Company’s obligation to the Polar Note, and the growth through future acquisitions of real estate related investments.

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

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. Our cash equivalents, mortgage notes receivable, accounts receivable and payables and accrued liabilities all approximate fair value due to their short-term nature. Management believes that the recorded and fair values of notes payable are approximately the same as of December 31, 2020 and 2019.

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

RESULTS FROM OPERATIONS FOR THE YEARS ENDED December 31, 2020 AND 2019

Our results from operations for 2020 and 2019 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense, general and administrative expenses, and depreciation and amortization will significantly change in future periods as a result of the assets sold over the last two years, potential sale of real estate assets in 2021 in order to generate sufficient cash proceeds to pay down the Company’s obligation to the Polar Note, and the growth through future acquisitions of real estate related investments.

Revenues.  Total revenue was $24.4 million for the year ended December 31, 2020, compared to $28.6 million for the same period in 2019, a decrease of $4.3 million or 15%. The decrease in rental income reported in 2020 compared to 2019 is directly related to the sale of two properties during the first quarter of 2020 and two properties in 2019. The decrease in rental income is also attributable to the decrease in occupancy to 84.1% as of December 31, 2020 compared to 84.5% for the same period in 2019.

Rental Operating Costs.  Rental operating costs were $8.8 million for the year ended December 31, 2020 compared to $10.4 million for the same period in 2019, a decrease of $1.6 million or 15%. Rental operating costs as a percentage of total revenue was 36.2% and 36.3% for the years ended December 31, 2020 and 2019, respectively. The decrease in rental operating costs as a percentage of total revenue for the years ended December 31, 2020 compared to 2019 is due to the mix of properties held to include a higher percentage of model homes period over period, which have significantly lower operating costs.

General and Administrative. General and administrative (“G&A”) expenses were $5.8 million for the year ended December 31, 2020, compared to $5.3 million for the same period in 2019, representing an increase of approximately $0.5 million or 9%. As a percentage of total revenue, our general and administrative costs was 23.6% and 18.4% for the years ended December 31, 2020 and 2019, respectively. The increase in G&A expense for the years ended December 31, 2020 compared to 2019 is due to the timing of vesting of non-cash stock compensation expense primarily for stock granted to new employees and officers, as well as due to the decrease in revenue related to early 2019 and early 2020 property sales.

Depreciation and Amortization. Depreciation and amortization expenses were $6.3 million for the year ended December 31, 2020, compared to $7.4 million for the same period in 2019, representing a decrease of $1.1 million or 15%. The decrease in depreciation costs is associated with the properties sold in 2020 and 2019.

Asset Impairments. We review the carrying value of each of our real estate properties annually to determine if circumstances indicate an impairment in the carrying value of these investments exists. During 2020, we recognized a non-cash impairment charge of $1.3 million on the Waterman Plaza property and $0.4 million on Highland Court. This impairment charges reflect management’s revised estimate of the fair market value based on sales comparable of like property in the same geographical area as well as an evaluation of future cash flows or an executed purchase sale agreement. There were no impairment charges during 2019.

Interest Expense-Series B Preferred Stock. The Series B preferred stock issued in August 2014 included a mandatory redemption and therefore, is treated as a liability for financial reporting purposes. The dividends paid and the amortization of the deferred offering costs are considered interest expense for reporting purposes under generally accepted accounting principles (“GAAP”). Dividends paid totaled $1.9 million for the year ended December 31, 2019. The decrease is primarily due to the redemption of all the outstanding Series B preferred stock on September 17, 2019. The amortization of the deferred offering costs was approximately $0.1 million for the year ended December 31, 2019, and was included in interest expense-Series B preferred stock in the accompanying financial statements. The deferred offering costs were fully amortized and all of the outstanding Series B preferred stock was redeemed and no longer outstanding as of and for the year ended December 31, 2019.  There was no such interest expense in 2020.

Interest Expense-mortgage notes. Interest expense related to the mortgage notes, including amortization of deferred finance charges, decreased by approximately $1.2 million, or 16%, to approximately $6.1 million for the year ended December 31, 2020 compared to $7.3 million for the same period in 2019. The decrease in interest expense relates to the decreased number of commercial properties owned in 2020 compared to 2019 and the related decrease in debt. The weighted average interest rate on our outstanding mortgage debt decreased to 3.9% at December 31, 2020 from 4.6% at December 31, 2019.

Interest Expense-note payable. On September 17, 2019 the Company executed a Promissory Note pursuant to which Polar Multi-Strategy Master Fund ("Polar"), executed a loan in the principal amount of $14.0 million to the Company ("Polar Note"). The Polar Note bears interest at a fixed rate of 8% per annum and requires monthly interest-only payments. The final payment due at maturity, March 31, 2021 upon extension of the Polar Note in September 2020, includes payment of the outstanding principal and accrued and unpaid interest. The Company used the proceeds of the Polar Note to redeem all of the outstanding shares of the 14% Series B Preferred Stock. For the year ended December 31, 2020, interest expense related to the Polar Note was approximately $2.7 million, which includes accretion of original issue discount ("OID") of approximately $1.0 million and amortization of deferred financing cost of approximately $0.9 million. As of December 31, 2020, the Polar Note payable was $7.5 million, net of unamortized deferred financing cost of $0.2 million.

Gain on Sale of Real Estate Assets. For the year ended December 31, 2020, the decrease in gain on sale relates to the mix and type of properties sold. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Significant Transactions in 2020 and 2019 above for further detail.

Gain on Extinguishment of Government Debt. On April 30, 2020, the Company received a Paycheck Protection Program ("PPP") loan of $0.5 million from the Small Business Administration ("SBA") which provided additional economic relief during the COVID-19 pandemic. The PPP loan, less $10,000 related to the Economic Injury Disaster Loan ("EIDL") received on April 22, 2020, was forgiven by the SBA as of December 31, 2020 and was fully forgiven in January 2021 upon repeal of the EIDL holdback requirements. No similar government assistance was received in fiscal 2019.

Deferred Offering Costs. For the year ended December 31, 2020, the Company recorded $0.5 million in legal, accounting and filing related expenses upon completion of our initial public offering. No such similar costs were recorded during the year ended December 31, 2019.

Income Tax Expense. For the year ended December 31, 2020, the income tax expense decreased by $0.2 million to $0.4 million for the year ended December 31, 2020 compared to $0.6 million for the year ended December 31, 2019. The decreased income tax expense in 2020 is primarily due federal and state taxes for capital gains from the sale of model homes held by the taxable REIT subsidiary, which has decreased from prior year.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the year ended December 31, 2020 and 2019 totaled $1.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, new mortgages on our encumbered properties, refinancing of existing mortgages, additional borrowings of secured or unsecured indebtedness, real estate sales and the sale of additional equity/debt securities. Our cash and restricted cash at December 31, 2020 was $11.5 million, which included our available liquidity of cash and cash equivalents of $7.4 million.

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

Our short-term liquidity needs include paying down the Polar Note, paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders. During March 2021, prior to maturity, the Polar note was paid in full, from available cash on hand. See Part 15. Exhibits, Financial Statement Schedules—Note 14. Subsequent Events for additional information. For the year ended December 31, 2020, the cash dividends paid to our common stockholders totaled $1.0 million and the net cash provided by operating activities totaled approximately $3.7 million. We believe that the cash flow from our existing portfolio, distributions from joint ventures in Model Home partnerships and property sales during 2020 will be sufficient to fund our near-term operating costs, capital expenditures and future dividends that may be paid to stockholders. If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, capital raises, from real estate sales, or we will reduce the rate of dividends to the stockholders.

As stated above, our short-term liquidity needs include satisfying the debt service requirements of our existing mortgages. If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, from sales of equity or debt securities, or we will reduce the rate of dividends to the stockholders. For the year ending December 31, 2021, we have $10.2 million of mortgage notes payable maturing related to the Model Home Properties. Management expects that certain Model Home Properties will be sold and the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes will be refinanced. For the year ending December 31, 2021, we have $16.4 million of mortgage notes payable maturing related to the commercial properties. We plan to sell properties or refinance a significant portion of the mortgage notes payable, in the event the commercial property securing the respective mortgage note is not sold on or before maturity.

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

Cash, Cash Equivalents and Restricted Cash

At December 31, 2020, we had approximately $11.5 million in cash, cash equivalents and restricted cash. Our cash equivalents and restricted cash consist of invested cash and cash in our operating accounts and are held in bank accounts at third party institutions. During 2020 three of our lenders required cash reserves due to vacancy rates, as per our lending agreements, two of which will cease upon a $350,000 reserve while the other will cease when the debt coverage ratio meets or exceeds 1.25 for two quarters. Cash held in reserves under these arrangements was $0.6 million as of December 31, 2020. During 2019 we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $3.5 million of our cash balance is restricted and intended for capital expenditures on existing properties (net of deposits held in reserve accounts by our lenders). We intend to use the remainder of our existing cash and cash equivalents for pay off of principal debt, acquisitions, general corporate purposes and distributions to our stockholders.

Secured Debt

As of December 31, 2020, the Company had two variable-rate mortgage notes payable with a principal amount of $3.2 million and $5.8 million, and fixed-rate mortgage notes payable in the aggregate principal amount of $83.7 million, collateralized by a total of 15 commercial properties with loan terms at issuance ranging from 1 to 17 years.  The weighted-average interest rate on the mortgage notes payable as of December 31, 2020 was approximately 3.9%, and our debt to estimated market value ratio on these properties was approximately 60.6%.

As of December 31, 2020, NetREIT Dubose, and related entities, had 113 fixed-rate mortgage notes payable in the aggregate principal amount of $28.1 million, collateralized by 113 Model Home Properties. These loans generally have a term at issuance of three to five years. The average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $249,000 and 3.7%, respectively as of December 31, 2020. Our debt to estimated market value ratio on these properties is approximately 73.5%. The Company has guaranteed between 25%-100% of these mortgage notes payable.

Cash Flows for the years ended December 31, 2020 and December 31, 2019

Operating Activities: Net cash provided by operating activities for the years ended December 31, 2020 and 2019 decreased by $0.1 million to approximately $3.7 million from $3.8 million. The decrease in net cash provided by operating activities is primarily due to a decrease in working capital of $0.1 million year over year.

Investing Activities: Net cash provided by investing activities for the year ended December 31, 2020 increased $15.7 million to approximately $27.7 million compared to $12.0 million for the same period in 2019. During the year ended December 31, 2020, the Company received gross proceeds from the sale of three office buildings for approximately $46.7 million, and sales of 46 Model Homes for approximately $18.1 million, which was offset by the purchase of 28 Model Homes for approximately $10.2 million. During the year ended December 31, 2019, the Company received gross proceeds from the sale of two office buildings for approximately $17.9 million, sale of land for $875,000 and sales of 41 Model Homes for approximately $14.6 million, which was offset by the purchase of 33 Model Homes for approximately $13.0 million and capital expenditures of approximately $6.4 million primarily related to tenant improvements for the new Chuze Fitness tenant at World Plaza.

We currently project that we could spend up to $1.8 million (net of deposits held in reserve accounts by lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio on an annual basis. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures in the future due to rising construction costs and the anticipated increase in property acquisitions. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities: Net cash used in financing activities during the year ended December 31, 2020 was $30.2 million compared to $15.2 million for the same period in 2019. The increase of $15.0 million in net cash used in financing activities is primarily due to the following activities for the year ended December 31, 2020:

•	Increase in mortgage notes payable of $13.6 million;

•	Increased distributions to noncontrolling interests of $2.7 million;

•	Net increase in corporate debt repayments of $1.3 million; offset by

•	An increase in proceeds from the sale of common stock of $2.0 million; and

•	A decrease in dividend cash payments of $1.2 million.

Off-Balance Sheet Arrangements

As of December 31, 2020, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices due to the COVID-19 pandemic, resulting in most of our employees working remotely, this has not materially affected our internal controls over financial reporting. We continue to monitor and assess the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our Management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding our internal control over financial reporting as such report is not required for the Company.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Stockholders is presently scheduled to be held on May 20, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements - the following documents are filed as part of this report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2020 and 2019
•	Consolidated Statements of Operations for the years ended December 31, 2020 and 2019
•	Consolidated Statements of Equity for the years ended December 31, 2020 and 2019
•	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
•	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules - the following documents are filed as part of this report:

•	Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization as of December 31, 2020

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

3.3	Articles of Amendment effecting the Company’s name change, dated as of October 18, 2017 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 19, 2017).

3.4	Articles of Amendment effecting the reverse stock split (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 31, 2020).

3.5	Articles Supplementary classifying and designating the Series C Common Stock, dated July 29 2020 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on July 31, 2020).

3.6	Second Amended and Restated Bylaws of Presidio Property Trust, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on October 19, 2017).

4.1	Form of Series A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 10-12B filed on May 6, 2008).

4.2	Description of Securities.*

10.1+	1999 Flexible Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 10-12B filed on May 6, 2008).

10.2+	Employment Agreement for Mr. Heilbron, effective as of October 18, 2017.*

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

10.7+	Form of Restricted Stock Agreement under 1999 Flexible Incentive Plan (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-11 filed on September 18, 2017).

10.8+	Presidio Property Trust, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 19, 2017).

10.9+	Form of Restricted Stock Agreement under 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-11 filed on January 17, 2019).

14	Code of Ethics *

21.1	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Public Accounting Firm *

31.1

Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.3	Certification of the Company’s Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

____________________________________________________

∗	Filed herewith

+	Denotes a compensatory plan or arrangement

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack K. Heilbron	Director, Chairman of the Board and Chief Executive Officer	March 30, 2021
Jack K. Heilbron	(Principal Executive Officer)

/s/ Adam Sragovicz	Chief Financial Officer	March 30, 2021
Adam Sragovicz

/s/ Ed Bentzen	Chief Accounting Officer	March 30, 2021
Ed Bentzen	(Principal Accounting Officer)

/s/ Larry G. Dubose	Director, President, Dubose Advisors, LLC, Chief Financial Officer,	March 30, 2021
Larry G. Dubose	NetREIT Dubose Model Home REIT, Inc.

/s/ Jennifer A. Barnes	Director	March 30, 2021
Jennifer A. Barnes

/s/ David T. Bruen	Director	March 30, 2021
David T. Bruen

/s/ James R. Durfey	Director	March 30, 2021
James R. Durfey

/s/ Sumner J. Rollings	Director	March 30, 2021
Sumner J. Rollings

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Presidio Property Trust, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Presidio Property Trust, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, equity and cash flows for the years then ended, the related notes to the consolidated financial statements, and schedule in Item 15 (a), Schedule III – Real Estate and Accumulated Depreciation and Amortization (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

REAL ESTATE ASSET AND LEASE INTANGIBLE IMPAIRMENT ASSESSMENT

Critical Audit Matter Description

As described in Notes 4 and 14 to the consolidated financial statements, the Company’s consolidated real estate assets balance (including real estate properties and lease intangibles) was approximately $166.3 million at December 31, 2020. Real estate asset and lease intangibles are tested for impairment at least annually at the individual real estate property level. Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate assets may not be recoverable, management assesses the recoverability by estimating whether the Company will recover the carrying value of its real estate assets through the undiscounted future cash flows and the eventual disposition of the investment. In some instances, there may be various potential outcomes for an investment and its potential future cash flows. In these instances, the undiscounted future cash flows used to assess recoverability are based on several assumptions and are probability-weighted based on management’s best estimates as of the date of evaluation. These assumptions include, among others, cash flow projections, discount rates, market capitalization rates, and recent sales data for comparable properties. The assumptions are generally based on management’s experience and assessment of market participants in its local real estate markets, and the effects of current market conditions, which are subject to economic and market uncertainties. As disclosed by management, changes in these assumptions could have a significant impact on either the cash flows or fair value of the real estate assets, the amount of any impairment charge, or both.

We identified the real estate asset and lease intangibles impairment assessment of the Company as a critical audit matter. The Company experienced fluctuations in tenant occupancy and related cash flows from the real estate properties based on rental demand, completion of tenant improvements, and other economic factors. In turn, auditing management’s judgments regarding forecasts of future revenue and cash flows, and the resulting fair value of real estate assets compared to their carrying value involved a high degree of judgement and subjectivity.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Testing management’s process for determining the fair value of real estate assets including testing the completeness and accuracy of underlying data used in management’s model.

●

Evaluating the reasonableness of management’s fair value estimates which are based on Argus models that include rental revenues per executed lease agreements, occupancy, and expected renewal rates, and on Broker Opinions of Value which utilize historical listing and sale prices for comparable real estate properties.

●	Independently comparing current fair values to trends in fair value of each property over time and for consistency with evidence obtained in other areas of the audit.

●

Evaluating whether the assumptions used were reasonable by considering the past performance of real estate properties, management’s assumptions about market demand and market leasing rates and lease terms, and whether such assumptions were consistent with evidence obtained in other areas of the audit.

●

Obtaining marketing materials or letters of intent for specific real estate properties deemed by management to qualify for held-for-sale treatment and comparing estimated sales prices to current property book values.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2009.

Irvine, California

March 30, 2021

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019
ASSETS
Real estate assets and lease intangibles:
Land	$18,827,000	$19,844,739
Buildings and improvements	115,409,423	118,446,764
Tenant improvements	11,960,018	10,696,181
Lease intangibles	4,110,139	4,230,706
Real estate assets and lease intangibles held for investment, cost	150,306,580	153,218,390
Accumulated depreciation and amortization	(26,551,789)	(22,482,219)
Real estate assets and lease intangibles held for investment, net	123,754,791	130,736,171
Real estate assets held for sale, net	42,499,176	69,470,449
Real estate assets, net	166,253,967	200,206,620
Cash, cash equivalents and restricted cash	11,540,917	10,391,275
Deferred leasing costs, net	1,927,951	2,053,927
Goodwill	2,423,000	2,423,000
Other assets, net	3,422,781	5,709,586
TOTAL ASSETS	$185,568,616	$220,784,408
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$94,664,266	$99,996,306
Mortgage notes payable related to properties held for sale, net	25,365,430	42,396,686
Mortgage notes payable, total net	120,029,696	142,392,992
Note payable, net	7,500,086	12,238,692
Accounts payable and accrued liabilities	5,126,199	5,673,815
Accrued real estate taxes	2,548,686	2,987,601
Lease liability, net	102,323	560,188
Below-market leases, net	139,045	309,932
Total liabilities	135,446,035	164,163,220
Commitments and contingencies (Note 10)
Equity:
Series A Common Stock, $0.01 par value, shares authorized: 100,000,000; 9,508,363 and 8,881,842 shares were both issued and outstanding at December 31, 2020 and December 31, 2019, respectively	95,038	88,818
Additional paid-in capital	156,463,146	152,129,120
Dividends and accumulated losses	(121,674,505)	(113,037,144)
Total stockholders' equity before noncontrolling interest	34,883,679	39,180,794
Noncontrolling interest	15,238,902	17,440,394
Total equity	50,122,581	56,621,188
TOTAL LIABILITIES AND EQUITY	$185,568,616	$220,784,408

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2020	2019
Revenues:
Rental income	$23,444,119	$27,467,410
Fees and other income	907,673	1,173,701
Total revenue	24,351,792	28,641,111
Costs and expenses:
Rental operating costs	8,818,283	10,410,574
General and administrative	5,751,754	5,268,315
Depreciation and amortization	6,274,321	7,364,688
Impairment of real estate assets	1,730,851	—
Total costs and expenses	22,575,209	23,043,577
Other income (expense):
Interest expense-Series B preferred stock	—	(2,226,101)
Interest expense-mortgage notes	(6,097,834)	(7,337,423)
Interest expense - note payable	(2,715,233)	(1,086,122)
Interest and other income (expense), net	(20,636)	141,306
Gain on sales of real estate, net	1,245,460	6,319,272
Gain on extinguishment of government debt	451,785	—
Deferred offering costs	(530,639)	—
Acquisition costs	—	(24,269)
Income tax expense	(370,884)	(611,263)
Total other income (expense), net	(8,037,981)	(4,824,600)
Net (loss) income	(6,261,398)	772,934
Less: Loss attributable to noncontrolling interests	(1,412,507)	(1,383,140)
Net loss attributable to Presidio Property Trust, Inc. common stockholders	$(7,673,905)	$(610,206)
Basic and diluted loss per common share	$(0.85)	$(0.07)
Weighted average number of common shares outstanding - basic and diluted	9,023,914	8,862,958

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

			Additional	Dividends and	Total	Non-
	Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2018	8,860,711	$88,608	$151,670,625	$(111,343,840)	$40,415,393	$15,725,650	$56,141,043
Net loss	-	-	-	(610,206)	(610,206)	1,383,140	772,934
Dividends paid	-	-	-	(1,083,098)	(1,083,098)	-	(1,083,098)
Contributions received from noncontrolling interests, net of distributions paid	-	-	-	-	-	331,604	331,604
Repurchase of common stock	(30,498)	(306)	(227,122)	-	(227,428)	-	(227,428)
Vesting of restricted stock	51,629	516	685,617	-	686,133	-	686,133
Balance, December 31, 2019	8,881,842	$88,818	$152,129,120	$(113,037,144)	$39,180,794	$17,440,394	$56,621,188
Net loss	-	-	-	(7,673,905)	(7,673,905)	1,412,507	(6,261,398)
Shares issued, initial public offering, net of fees	500,000	5,000	1,999,984	-	2,004,984	-	2,004,984
Dividends paid	-	-	-	(963,456)	(963,456)	-	(963,456)
Distributions in excess of contributions received	-	-	-	-	-	(2,366,009)	(2,366,009)
Repurchase of common stock	(3,000)	(30)	(17,970)	-	(18,000)	-	(18,000)
Share reconciliation adjustment	(16,080)	(162)	162	-	-	-	-
Issuance of stock for Limited Partnership interests	59,274	594	1,247,396	-	1,247,990	(1,247,990)	-
Vesting of restricted stock	86,327	818	1,104,454	-	1,105,272	-	1,105,272
Balance, December 31, 2020	9,508,363	$95,038	$156,463,146	$(121,674,505)	$34,883,679	$15,238,902	$50,122,581

See Notes to Consolidated Financial Statements.

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(6,261,398)	$772,934
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,274,321	7,364,688
Stock compensation	1,105,272	686,133
Bad debt expense (recoveries)	77,898	(32,544)
Gain on sale of real estate assets, net	(1,245,460)	(6,319,272)
Impairment of real estate assets	1,730,851	—
Accretion of original issue discount	1,013,405	386,595
Amortization of financing costs	1,287,430	965,239
Amortization of above-market leases	50,682	55,466
Amortization of below-market leases	(170,887)	(185,995)
Straight-line rent adjustment	108,998	(63,895)
Changes in operating assets and liabilities:
Other assets	1,957,641	1,035,806
Accounts payable and accrued liabilities	(1,796,421)	(767,440)
Accrued real estate taxes	(438,915)	(106,779)
Net cash provided by operating activities	3,693,417	3,790,936
Cash flows from investing activities:
Real estate acquisitions	(10,161,613)	(13,037,562)
Additions to buildings and tenant improvements	(2,834,373)	(6,393,711)
Additions to deferred leasing costs	(175,828)	(661,401)
Proceeds from sales of real estate, net	40,849,654	32,073,721
Net cash provided by investing activities	27,677,840	11,981,047
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	14,152,838	15,494,715
Proceeds from government debt relief	451,785	—
Repayment of mortgage notes payable	(36,808,331)	(23,176,581)
Proceeds from note payable, net of issuance cost of $1.1 million	—	11,479,237
Repayment of note payable	(6,324,401)	—
Payment of extension costs, note payable	(351,025)	—
Redemption of mandatorily redeemable preferred stock	—	(16,900,000)
Payment of deferred offering costs	(45,016)	—
(Distributions) contributions to noncontrolling interests, net	(2,366,009)	331,603
Issuance of stock for Initial Public Offering, net of underwriters fees	2,050,000	—
Repurchase of common stock	(18,000)	(227,428)
Dividends paid to stockholders	(963,456)	(2,158,469)
Net cash used in financing activities	(30,221,615)	(15,156,923)
Net increase in cash equivalents and restricted cash	1,149,642	615,060
Cash, cash equivalents and restricted cash - beginning of period	10,391,275	9,776,215
Cash, cash equivalents and restricted cash - end of period	$11,540,917	$10,391,275
Supplemental disclosure of cash flow information:
Interest paid-Series B preferred stock	$—	$1,859,672
Interest paid-mortgage notes payable	$5,892,025	$6,442,750
Interest paid-notes payable	$778,414	$713,262
Non-cash financing activities:
Issuance of stock for limited partnership interests	$1,247,990	$—
Unpaid deferred financing costs	$83,659	$—

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization. Presidio Property Trust, Inc. (“we”, “our”, “us” or the “Company”) is an internally-managed real estate investment trust (“REIT”). We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” Through Presidio Property Trust, Inc., its subsidiaries and its partnerships, we own 14 commercial properties in fee interest and have partial interests in one property through our investments in limited partnerships for which we serve as the general partner.

The Company or one of its affiliates operate the following partnerships during the periods covered by these consolidated financial statements:

•

The Company is the sole general partner and limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), all with ownership in real estate income producing properties. The Company refers to these entities collectively, as the “NetREIT Partnerships”.

•

The Company is the general partner and/or limited partner in six limited partnerships that purchase model homes and lease them back to homebuilders (Dubose Model Homes Investors #202, LP, Dubose Model Homes Investors #203, LP, Dubose Model Homes Investors #204, LP, Dubose Model Homes Investors #205, LP, Dubose Model Homes Investors #206, LP and NetREIT Dubose Model Home REIT, LP). The Company refers to these entities collectively, as the “Model Home Partnerships”.

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

Initial Public Offering. On  October 6, 2020, we completed an initial public offering ("IPO"), selling 500,000 shares of Series A Common Stock at $5.00 per share. Proceeds from our IPO were $2.0 million after deducting approximately $0.5 million in underwriting discounts, commissions and fees and before giving effect to $0.5 million in other expenses relating to the IPO. Incremental costs of $0.5 million that were directly attributable to issuing new shares were deducted from equity in the Consolidated Statements of Equity, while costs that were not directly related to issuing new shares of $0.5 million were expensed in deferred offering costs in the Consolidated Statements of Operation. We utilized the net proceeds of this offering for general corporate and working capital purposes.

Reverse Stock Split. On  July 29, 2020, we amended our charter to effect a one-for-two reverse stock split of every outstanding share of our Series A Common Stock. The financial statements and accompanying footnotes have been retroactively restated to reflect the reverse stock split.

Liquidity. On September 17, 2019 the Company executed a Promissory Note ("Note") pursuant to which Polar Multi-Strategy Master Fund ("Polar"), executed a loan in the principal amount of $14.0 million to the Company. The Note bears interest at a fixed rate of 8% per annum and requires monthly interest-only payments. On  September 1, 2020, we extended the maturity of the Polar Note from  October 1, 2020 to  March 31, 2021 ("Maturity"), as of December 31, 2020 the entire outstanding principal balance of $7.7 million and accrued and unpaid interest will be due and payable. On  September 30, 2020 we paid a renewal fee of 4% on the unpaid principal balance. The final payment due at Maturity includes payment of the outstanding principal and accrued and unpaid interest. The Company used the proceeds of the Note from Polar to redeem all of the outstanding shares of the Series B Preferred Stock. During March 2021, prior to Maturity, the Polar note was paid in full, from available cash on hand. See Note 14. Subsequent Events for additional information.

We have $10.2 million of mortgage notes payable maturing in 2021 related to the model home properties. Management expects certain model home properties will be sold and the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes will be refinanced. We have $16.4 million of mortgage notes payable maturing in 2021 related to the commercial properties. We plan to sell properties or refinance a significant portion of the mortgage notes payable, in the event the commercial property securing the respective mortgage note is not sold on or before maturity.

Segments. The Company acquires and operates income producing properties in three business segments including Office/Industrial Properties, Model Home Properties and Retail Properties. See Note 14. “Segments”.

Customer Concentration. Concentration of credit risk with respect to tenant receivable is limited due to the large number of tenants comprising the Company’s rental revenue. We had one tenant account for 6.2% of total rental income for the year ended December 31, 2020 and one single tenant accounted for 6.1% of total rental income for the year ended December 31, 2019.

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

The Company classifies the noncontrolling interests in the NetREIT Partnerships as part of consolidated net income (loss) in 2020 and 2019 and has included the accumulated amount of noncontrolling interests as part of equity since inception in February 2010. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interest will be remeasured, with the gain or loss reported in the statement of operations. Management has evaluated the noncontrolling interests and determined that they do not contain any redemption features.

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

The Company allocates the purchase price to tangible assets of an acquired property based on the estimated fair values of those tangible assets assuming the building was vacant. Estimates of fair value for land, building and building improvements are based on many factors including, but not limited to, comparisons to other properties sold in the same geographic area and independent third-party valuations. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair values of the tangible and intangible assets and liabilities acquired.

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

The value allocable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net increase in rental income of approximately $0.1 million for the years ended December 31, 2020 and 2019.

The value of in-place leases and unamortized lease origination costs are amortized to expenses over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third-party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $0.4 million and $0.6 million for years ended December 31, 2020 and 2019, respectively.

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

Impairment of Real Estate Assets. The Company reviews the carrying value of each property on a quarterly basis to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows, considering sales and leasing data for comparable properties or sales price if an offer is accepted on the property. During the year ended December 31, 2020, the Company determined that an impairment existed in two of its properties (Waterman Plaza and Highland Court) and, as a result, recorded a non-cash asset impairment charge of approximately $1.3 million and $0.4 million, respectively. There were no impairment charges recorded for the year ended December 31, 2019.

Intangible Assets.  Intangible assets, including goodwill and lease intangibles, are comprised of finite-lived and indefinite-lived assets. Lease intangibles represents the allocation of a portion of the purchase price of a property acquisition representing the estimated value of in-place leases, unamortized lease origination costs, tenant relationships and land purchase options. Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. Indefinite-lived assets are not amortized. Amortization expense of intangible assets that are not deemed to have an indefinite useful life was approximately $0.2 million and $0.3 million, respectively, for the years ended December 31, 2020 and 2019 and is included in depreciation and amortization in the accompanying consolidated statements of operation.

The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed to exist at December 31, 2020 and 2019.

Depreciation and Amortization. The Company records depreciation and amortization expense using the straight-line method over the useful lives of the respective assets. The cost of buildings are depreciated over estimated useful lives of 39 years, the costs of improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease (which range from 1 to 10 years), the costs associated with acquired tenant intangibles over the remaining lease term and the cost of furniture, fixtures and equipment are depreciated over 4 to 5 years. Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was approximately $6.3 million and $7.4 million, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations.

Cash, Cash Equivalents and Restricted Cash. The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At December 31, 2020, the Company had approximately $9.8 million in deposits in financial institutions that exceeded the federally insurable limits. Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are for payment of property taxes, insurance, leasing costs and capital expenditures. As of December 31, 2020, the Company has approximately $4.1 million of restricted cash.

Account Receivables. The Company periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company maintains an allowance for deferred rent receivable that arises from straight lining of rents. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates. As of December 31, 2020 and 2019, the balance of allowance for possible uncollectable tenant receivables included in other assets, net in the accompanying consolidated balance sheets was approximately $70,000 and $21,000, respectively.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third-party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At December 31, 2020 and 2019, the Company had net deferred leasing costs of approximately $1.9 million and $2.1 million, respectively. Total amortization expense for the years ended December 31, 2020 and 2019 was approximately $0.4 million and $0.6 million, respectively.

Deferred Financing Costs. Costs incurred, including legal fees, origination fees, and administrative fees, in connection with debt financing are capitalized as deferred financing costs, are amortized using the straight line method, which approximates the effective interest method, over the contractual term of the respective loans and recorded as an offset to the carrying value of the debt. At December 31, 2020 and 2019, unamortized deferred financing costs related to mortgage notes payable were approximately $0.8 million and $1.1 million. In 2019, the Company incurred debt financing costs related to the execution of the Polar Note (see note 8. Note Payable). At December 31, 2020, unamortized deferred financing cost related to the Polar Note were approximately $0.2 million. For the years ended December 31, 2020 and 2019, total amortization expense related to the mortgage notes payable deferred financing costs was approximately $0.4 million and $0.5 million, respectively, and total amortization expense related to the Series B Preferred Stock costs was approximately $0.1 million during fiscal 2019.  For the years ended December 31, 2020 and 2019, total amortization expense related to the Polar Note costs was approximately $0.9 million and $0.4 million, respectively. Amortization of deferred financing costs are included in interest expense in the accompanying consolidated statements of operations.

Deferred Offering Costs. Deferred offering costs represent legal, accounting and other direct costs related to our public offerings. As of December 31, 2020, we have incurred an aggregate of $0.1 million in direct costs related to our offering of common and preferred stock in connection with the S-3 filed on December 29, 2020. These costs were deferred and recorded as a long-term asset at December 31, 2020. Approximately $0.5 million in previously deferred costs were expensed in our Consolidated Statement of Operations upon effectiveness of our IPO.

Income Taxes.  We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), for federal income tax purposes. To maintain our qualification as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we maintain our qualification for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to maintain our qualification as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. We are subject to certain state and local income taxes. As of December 31, 2020, we have estimated approximately $11.0 million of Federal net operating losses (NOLs) carryforwards to offset potential future federal tax obligations. We may not generate sufficient taxable income in future periods to be able to realize fully the tax benefits of our NOL carry-forwards.

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

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. Cash equivalents, mortgage notes receivable, tenant receivable and payables and accrued liabilities all approximate fair value due to their short-term nature. During the year ended December 31, 2020, the Company measured the fair value of two of its real estate properties on a nonrecurring basis using Level 3 inputs. The Company estimated the fair value for the impaired real estate asset held for investment based on an estimated sales price, less estimated costs to sell.  Management believes that the recorded and fair values of notes payable are approximately the carrying value as of December 31, 2020 and 2019.

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

For the years ended December 31, 2020 and 2019, the basic and diluted net loss per share are equivalent at $(0.85) and ($0.07) per share because the Company had incurred a net loss causing any potentially dilutive securities to be anti-dilutive.

Recently Issued Accounting Pronouncements.  In  March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform which provides optional expedients and exceptions in order to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting as it relates to contracts, hedging relationships and other transactions by allowing companies to modify contracts that previously contained LIBOR rates without evaluating whether the modification constituted a new contract. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after  December 31, 2022 and are used on a prospective basis upon adoption. The Company adopted this guidance as of  March 2020 noting no impact to the financial statements.

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

3. RECENT REAL ESTATE TRANSACTIONS

During year ended December 31, 2020 we disposed of the following properties:

•	Centennial Tech Center, which was sold on February 5, 2020 for approximately $15.0 million and the Company recognized a loss of approximately $0.9 million.

•	Union Terrace, which was sold on March 13, 2020 for approximately $11.3 million and the Company recognized a gain of approximately $0.7 million.

•	One of four Executive Office Park buildings, which was sold on December 2, 2020 for approximately $2.3 million and the Company recognized a loss of approximately $78,000.

•	During the year ended December 31, 2020, we disposed of 46 model homes for approximately $18.1 million and recognized a gain of approximately $1.6 million.

During year ended  December 31, 2019 we disposed of the following properties:

•	Morena Office Center, which was sold on January 15, 2019 for approximately $5.6 million and the Company recognized a gain of approximately $0.7 million.

•	Nightingale land, which was sold on May 8, 2019 for approximately $0.9 million and the Company recognized a loss of approximately $93,000.

•

On July 1, 2019, NetREIT Genesis, LLC sold a 43% tenants-in-common interest in Genesis Plaza (“TIC Interest”) for $5.6 million to a newly formed entity, NetREIT Genesis II, LLC, in which NetREIT Casa Grande LP is the sole member. NetREIT Casa Grande LP owned and sold Morena Office Center on January 15, 2020. The sale of the TIC Interest was structured as a 1031 exchange and included $2.9 million in cash and assumption of debt. The Company remains a guarantor of the debt and NetREIT Genesis, LLC and NetREIT Genesis II, LLC are jointly and severally liable for the debt securing Genesis Plaza, the financial terms and conditions of which remain materially unchanged.

•	The Presidio office building, which was sold on July 31, 2019 for approximately $12.3 million and the Company recognized a gain of approximately $4.5 million.

•	During the year ended December 31, 2019, we disposed of 41 model homes for approximately $14.6 million and recognized a gain of approximately $1.2 million.

We acquired 28 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2020. The purchase price for the properties was $10.2 million. The purchase price consisted of cash payments of $3.1 million and mortgage notes of $7.1 million.

We acquired 33 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2019. The purchase price for the properties was $13.0 million. The purchase price consisted of cash payments of $3.9 million and mortgage notes of $9.1 million.

4.  REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, retail, and NNN leased model home properties located primarily in Southern California and Colorado, with four properties located in North Dakota. Our model home properties are located in seven states. As of December 31, 2020, the Company owned or had an equity interest in:

•	Ten office buildings and one industrial buildings (“Office/Industrial Properties”) which total approximately 982,796 rentable square feet;

•	Four retail shopping centers (“Retail Properties”) which total approximately 131,722 rentable square feet;

•

118 homes owned by our affiliated limited partnerships and one corporation (“Model Homes” or “Model Home Properties”) leased back on a triple-net basis to homebuilders that are owned by six affiliated limited partnerships and one wholly-owned corporation.

The Company’s real estate assets consisted of the following as of December 31, 2020 and 2019:

	Date		Real estate assets, net (in thousands)
Property Name	Acquired	Location	2020	2019
Garden Gateway Plaza (1)	March 2007	Colorado Springs, Colorado	$11,465	$11,428
World Plaza (1)	September 2007	San Bernardino, California	9,272	8,305
Executive Office Park (3)	July 2008	Colorado Springs, Colorado	5,106	7,723
Waterman Plaza (1)	August 2008	San Bernardino, California	3,500	4,889
Genesis Plaza	August 2010	San Diego, California	8,651	8,789
Dakota Center	May 2011	Fargo, North Dakota	8,597	8,855
Grand Pacific Center	March 2014	Bismarck, North Dakota	5,684	5,914
Union Terrace (4)	August 2014	Lakewood, CO	—	8,425
Centennial Tech Center (4)	December 2014	Colorado Springs, Colorado	—	13,132
Arapahoe Center	December 2014	Centennial, Colorado	9,233	9,748
Union Town Center	December 2014	Colorado Springs, Colorado	9,345	9,612
West Fargo Industrial	August 2015	Fargo, North Dakota	7,061	7,212
300 N.P.	August 2015	Fargo, North Dakota	3,280	3,405
Research Parkway	August 2015	Colorado Springs, Colorado	2,438	2,512
One Park Center	August 2015	Westminster, Colorado	8,586	8,518
Highland Court (1)	August 2015	Centennial, Colorado	10,500	11,421
Shea Center II	December 2015	Highlands Ranch, Colorado	21,026	21,853
Presidio Property Trust, Inc. properties			123,744	151,741
Model Home properties (2)	2014 - 2020	AZ, FL, IL, PA, TX, WI	42,510	48,466
Total real estate assets and lease intangibles, net			$166,254	$200,207

(1)	Property held for sale as of December 31, 2020.
(2)	Includes seven Model Homes that are listed as held for sale as of December 31, 2020.
(3)	One of four buildings within this property was sold as of December 31, 2020.
(4)	This property was sold during the year ended December 31, 2020.

The Company’s commercial properties are leased to tenants under non-cancelable operating leases for which terms and expirations vary.  Future minimum rental revenues under existing leases on Office/Industrial and Retail Properties as of December 31, 2020 are expected to be as follows:

2021	$3,259,261
2022	3,406,500
2023	2,564,601
2024	1,211,331
2025	1,526,142
Thereafter	2,477,552
Totals	$14,445,387

The Company generally rents Model Home Properties to homebuilders under non-cancelable lease agreements with a term of 18 months with an option to extend in six months increments. Future minimum rental revenues under existing leases on Model Home Properties as of December 31, 2020 are expected to be as follows:

2021	$2,784,108
2022	696,768
$3,480,876

5. LEASE INTANGIBLES

Lease intangibles consist of the following:

	December 31, 2020			December 31, 2019
	Lease	Accumulated	Lease	Lease	Accumulated	Lease
	Intangibles	Amortization	Intangibles, net	Intangibles	Amortization	Intangibles, net
In-place leases	$3,136,587	$(2,757,530)	$379,057	$4,360,027	$(3,283,027)	$1,077,000
Leasing costs	1,730,656	(1,510,559)	220,097	2,937,976	(2,002,711)	935,265
Above-market leases	333,485	(291,421)	42,064	333,485	(240,739)	92,746
	$5,200,728	$(4,559,510)	$641,218	$7,631,488	$(5,526,477)	$2,105,011

As of December 31, 2020 and 2019, gross lease intangible assets of $1.1 million and $3.4 million, respectively, were included in real estate assets held for sale. As of December 31, 2020 and 2019, accumulated amortization related to the lease intangible assets of $1.1 million and $2.4 million, respectively, were included in real estate assets held for sale.

The net value of acquired intangible liabilities was $0.1 million and $0.3 million relating to below-market leases as of December 31, 2020 and 2019, respectively.

Aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

2021	$372,484
2022	202,479
2023	17,663
2024	17,663
2025	17,663
Thereafter	13,266
Total	$641,218

The weighted average amortization period for the intangible assets as of December 31, 2020 was approximately 1.6 years. Lease intangible assets are amortized over the term of the related lease and included as a reduction of rental income in the Statement of Operations.

6. OTHER ASSETS

Other assets consist of the following:

	December 31,	December 31,
	2020	2019
Deferred rent receivable	$1,912,048	$2,680,886
Prepaid expenses, deposits and other	299,187	601,897
Accounts receivable, net	541,885	1,336,122
Right-of-use assets, net	102,144	561,375
Other intangibles, net	142,483	212,932
Notes receivable	316,374	316,374
Deferred offering costs	108,660	—
Total other assets	$3,422,781	$5,709,586

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consisted of the following:

		Principal as of
		December 31,	December 31,	Loan	Interest
Mortgage note property	Notes	2020	2019	Type	Rate (1)	Maturity
Waterman Plaza	(3) (6)	$3,207,952	$3,274,097	Variable	4.25%	4/29/2021
World Plaza	(3) (5)	5,802,568	4,979,384	Variable	2.91%	7/5/2021
Garden Gateway Plaza	(3)	5,861,523	6,071,315	Fixed	5.00%	8/5/2021
300 N.P.		2,273,478	2,311,739	Fixed	4.95%	6/11/2022
Highland Court	(3)	6,274,815	6,424,366	Fixed	3.82%	9/1/2022
Dakota Center		9,900,279	10,111,693	Fixed	4.74%	7/6/2024
Union Terrace	(2)	-	6,240,396	Fixed	4.50%	8/5/2024
Centennial Tech Center	(2)	-	9,561,652	Fixed	4.43%	12/5/2024
Research Parkway		1,760,432	1,813,305	Fixed	3.94%	1/5/2025
Arapahoe Service Center		7,932,255	8,085,727	Fixed	4.34%	1/5/2025
Union Town Center		8,315,550	8,440,000	Fixed	4.28%	1/5/2025
One Park Centre		6,385,166	6,487,532	Fixed	4.77%	9/5/2025
Genesis Plaza		6,276,273	6,378,110	Fixed	4.71%	9/6/2025
Shea Center II		17,727,500	17,727,500	Fixed	4.92%	1/5/2026
Executive Office Park	(3)	2,985,998	4,839,577	Fixed	4.83%	6/1/2027
West Fargo Industrial		4,262,718	4,216,565	Fixed	3.27%	8/5/2029
Grand Pacific Center	(4)	3,738,142	3,851,962	Fixed	4.02%	8/1/2037
Subtotal, Presidio Property Trust, Inc. Properties		$92,704,649	$110,814,920
Model Home mortgage notes	(3)	28,083,356	32,644,129	Fixed	(7)	2021 - 2023
Mortgage Notes Payable		$120,788,005	$143,459,049
Unamortized loan costs		(758,309)	(1,066,057)
Mortgage Notes Payable, net		$120,029,696	$142,392,992

(1)	Interest rates as of December 31, 2020.
(2)	Property sold during the year ended December 31, 2020, see Footnote 3 above for further detail. One of four buildings at Executive Office Park were sold.
(3)	Properties held for sale as of December 31, 2020. Seven model homes were included as held for sale.
(4)	Interest rate is subject to reset on September 1, 2023.
(5)	Interest on this loan is ABR + 0.75% and LIBOR plus 2.75%. For the year-ended December 31, 2020, the weighted average interest rate was 3.37%.
(6)	Interest on this loan resets annually at LIBOR plus 3.00%, with a floor of 4.25%
(7)	Each Model Home has a stand-alone mortgage note at interest rates ranging from 2.5% to 5.6% at December 31, 2020.

The Company is in compliance with all conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable are as follows:

	Presidio Property	Model
	Trust, Inc.	Homes	Total Principal
Years ending December 31:	Notes Payable	Notes Payable	Payments
2021	$16,385,688	$10,169,248	$26,554,936
2022	9,780,330	11,735,522	21,515,852
2023	1,493,749	6,178,586	7,672,335
2024	10,447,888	—	10,447,888
2025	28,902,297	—	28,902,297
Thereafter	25,694,697	—	25,694,697
Total	$92,704,649	$28,083,356	$120,788,005

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

The principal balance of the Note as of December 31, 2020 consists of cash received, less cash repayments from property sales of $6.3 million and Original Issue Discount ("OID") of $1.4 million. The OID was recorded on the accompanying consolidated balance sheets as a direct deduction from the principal of the Note and was recognized as interest expense over the term of the Note commencing on September 17, 2019 through October 1, 2020. There was no unrecognized OID as of December 31, 2020. The accretion of the OID recognized during the year ended December 31, 2020 was $1.0 million.

The Company incurred approximately $1.1 million in legal and underwriting costs related to the transaction. These costs have been recorded as debt issuance costs on the accompanying consolidated balance sheets as a direct deduction from the principal of the Note and are being amortized over the term of the Note. Amortization expense totaling approximately $0.9 million was included in interest expenses for the year ended December 31, 2020, in the accompanying condensed consolidated statements of operations. The unamortized debt issuance costs related to the 4% renewal fee for the loan extension totaled $0.4 million to be amortized over the extended term of the Note, of which the Company recognized $0.2 million through  December 31, 2020.

Under the terms of the Polar Note, the Company is subject to certain financial covenants including maintaining a debt to property fair value ratio of no greater than 75%. As of December 31, 2020, the Company is in compliance with such covenants.

On  April 22, 2020, the Company received an Economic Injury Disaster Loan ("EIDL") of $10,000 from the Small Business Administration ("SBA") which will provide economic relief during the COVID-19 pandemic. This loan advance is not required to be repaid, has no stipulations on use, and has been recorded as fees and other income in the Condensed Consolidated Statements of Operations during fiscal 2020. On  August 17, 2020 we received an additional EIDL of $0.2 million, for which principal and interest payments are deferred for twelve months from the date of issuance, and interest accrues at 3.75% per year. The loan matures on  August 17, 2050. We utilized the funds for general corporate purposes to alleviate economic injury caused by the COVID-19 pandemic, which economic injury included abating or deferring rent to certain tenants (primarily retail tenants).

On  April 30, 2020, the Company received a Paycheck Protection Program ("PPP") loan of $0.5 million from the SBA which will provide additional economic relief during the COVID-19 pandemic. The PPP loan, less the $10,000 related to the EIDL received on April 22, 2020, was forgiven by the SBA prior to December 31, 2020 and the remaining $10,000 was fully forgiven in January 2021 upon repeal of the EIDL holdback requirements. On  June 5, 2020, the period over which the loan could be utilized was extended to 24 weeks. The unforgiven portion of the PPP loan was recorded in accounts payable and accrued liabilities on the Consolidated Balance Sheets as of  December 31, 2020, while the forgiven portion was recorded a gain on extinguishment of debt in the Consolidated Statement of Operations. We have used the funds to cover payroll related costs.

9. SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK

During the year ended  December 31, 2019, the Company redeemed all of its remaining 16,900 shares of its Series B Preferred Stock for $16.9 million. As of  December 31, 2020 and  December 31, 2019, no Series B Preferred Stock remained issued or outstanding. Amortization expense of $0.1 million was included in interest expense for the year ended  December 31, 2019, and no related amortization expense was incurred during the year ended  December 31, 2020 in the accompanying condensed consolidated statements of operations. There were no unamortized deferred costs as of  December 31, 2020 and 2019.

10. COMMITMENTS AND CONTINGENCIES

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

11. STOCKHOLDERS’ EQUITY

Preferred Stock. The Company is authorized to issue up to 1,000,000 shares of Preferred Stock (the “Preferred Stock”). The Preferred Stock may be issued from time to time in one or more series. The Board of Directors is authorized to fix the number of shares of any series of the Preferred Stock, to determine the designation of any such series, and to determine or alter the rights granted to or imposed upon any wholly unissued series of Preferred Stock including the dividend rights, dividend rate, conversion rights, voting rights, redemption rights (including sinking fund provisions), redemption price, and liquidation preference. As of  December 31, 2020 and  December 31, 2019, no Series B Preferred Stock remained issued or outstanding.

Common Stock. The Company is authorized to issue up to 100,000,000 shares of Series A Common Stock, 1,000 shares of Series B Common Stock and 9,000,000 shares of Series C Common Stock (collectively, the “common stock”) each with a $0.01 par value. The common stock have identical rights, preferences, terms and conditions except that the Series B Common Stockholders are not entitled to receive any portion of Company assets in the event of Company liquidation. There have been no Series B or Series C Common Stock issued. Each share of Common Stock entitles the holder to one vote. The Common Stock is not subject to redemption and it does not have any preference, conversion, exchange or pre-emptive rights. The articles of incorporation contain a restriction on ownership of the Common Stock that prevents one person from owning more than 9.8% of the outstanding shares of common stock.

Cash Dividends. For the year ended December 31, 2020, the Company declared and paid cash dividends of $1.0 million at a rate of $0.10 per share. For the year ended  December 31, 2019 the Company declared and paid $1.1 million and $2.2 million, respectively at a rate of $0.12 per share.

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

During the year ended December 31, 2020, the Company exercised two put options with a limited partner in two limited partnerships and exchanged a total of 59,274 shares of the Company’s Series A Common Stock for the limited partner’s partnership interests, resulting in an increase in ownership interest of each limited partnership by the Company. As part of this non-cash equity transaction, the Company reclassified $1.2 million in minority interest to common stock and additional paid in capital on the Condensed Consolidated Balance Sheets.

Dividend Reinvestment Plan. The Company had adopted a distribution reinvestment plan that allowed stockholders to have dividends or other distributions otherwise distributable to them invested in additional shares of Company common stock. The Company registered 3,000,000 of common stock pursuant to the dividend reinvestment plan. The purchase price per share is 95% of the price the Company was formerly selling its shares for $10.00 per share. No sales commission or dealer manager fee will be paid on shares sold through the dividend reinvestment plan. The Company may amend, suspend or terminate the Plan at any time. Any such amendment, suspension or termination will be effective upon a designated dividend record date and notice of such amendment, suspension or termination will be sent to all Participants at least thirty (30) days prior to such record date. The dividend reinvestment plan became effective on January 23, 2012, was suspended on December 7, 2019 and adopted on  October 6, 2020 in connection with our IPO, updated to reflect a change in transfer agent and registrar. No dividend reinvestments were made for the year ended December 31, 2020. As of December 31, 2020, approximately $17.4 million or 1,834,147 shares of common stock have been issued under the dividend reinvestment plan to date.

12. SHARE-BASED INCENTIVE PLAN

The Company maintains a restricted stock incentive plan for the purpose of attracting and retaining officers, key employees and non-employee board members. Share awards vest in equal annual installments over a three to ten year period from date of issuance. Non-vested shares have voting rights and are eligible for any dividends paid to common shares. The Company recognized compensation cost for these fixed awards over the service vesting period, which represents the requisite service period, using the straight-line method. Prior to our IPO, the value of non-vested shares was calculated based on the offering price of the shares in the most recent private placement offering of $20.00, adjusted for stock dividends since granted and assumed selling costs, which management believed approximated fair market value as of the date of grant. Upon our IPO, the value of non-vested shares granted is calculated based on the closing price of our common stock on the date of the grant.

A summary of the activity for the Company’s restricted stock was as follows:

Common Shares
Outstanding shares:
Balance at December 31, 2019	125,943
Granted	91,173
Forfeited	(4,599)
Vested	(86,327)
Balance at December 31, 2020	126,190

The non-vested restricted shares outstanding as of December 31, 2020 will vest over the next one to seven years.

The value of non-vested restricted stock granted for the years ended December 31, 2020 and 2019 was approximately $0.9 million and $1.7 million, respectively.

Share-based compensation expense for the years ended December 31, 2020 and 2019 was approximately $1.1 million and $0.8 million, respectively.

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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the years ended December 31, 2020 and 2019, respectively.

	For the Year Ended December 31,
	2020	2019
Office/Industrial Properties:
Rental, fees and other income	$17,580,472	$21,490,215
Property and related expenses	(7,977,561)	(9,317,720)
Net operating income, as defined	9,602,911	12,172,495
Model Home Properties:
Rental, fees and other income	4,251,980	4,194,489
Property and related expenses	(202,667)	(193,367)
Net operating income, as defined	4,049,313	4,001,122
Retail Properties:
Rental, fees and other income	2,971,125	2,956,407
Property and related expenses	(2,368,906)	(899,487)
Net operating income, as defined	602,219	2,056,920
Reconciliation to net loss:
Total net operating income, as defined, for reportable segments	14,254,443	18,230,537
General and administrative expenses	(5,751,754)	(5,268,315)
Depreciation and amortization	(6,274,321)	(7,364,688)
Interest expense	(8,813,067)	(10,649,646)
Deferred offering costs	(530,639)	—
Other income (expense), net	(20,636)	117,037
Income tax expense	(370,884)	(611,263)
Gain on sale of real estate	1,245,460	6,319,272
Net loss	$(6,261,398)	$772,934

	December 31,	December 31,
Assets by Reportable Segment:	2020	2019
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$99,120,649	$126,421,648
Total assets (2)	$100,046,782	$131,180,612
Model Home Properties:
Land, buildings and improvements, net (1)	$42,509,596	$48,466,371
Total assets (2)	$42,246,022	$51,389,400
Retail Properties:
Land, buildings and improvements, net (1)	$24,555,371	$25,318,601
Total assets (2)	$26,108,109	$26,588,254
Reconciliation to Total Assets:
Total assets for reportable segments	$168,400,913	$209,158,266
Other unallocated assets:
Cash, cash equivalents and restricted cash	2,149,088	1,591,041
Other assets, net	15,018,615	10,035,101
Total Assets	$185,568,616	$220,784,408

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.
(2)	Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	For the Year Ended December 31,
Capital Expenditures by Reportable Segment	2020	2019
Office/Industrial Properties:
Capital expenditures and tenant improvements	$2,825,168	$6,373,464
Model Home Properties:
Acquisition of operating properties	10,161,613	13,037,562
Retail Properties:
Capital expenditures and tenant improvements	9,205	20,247
Totals:
Acquisition of operating properties, net	10,161,613	13,037,562
Capital expenditures and tenant improvements	2,834,373	6,393,711
Total real estate investments	$12,995,986	$19,431,273

14. SUBSEQUENT EVENTS

Dispositions

We disposed of the following properties subsequent to December 31, 2020:

•	Waterman Plaza was sold on January 28, 2021 for approximately $3.5 million.

•	Garden Gateway was sold on February 19, 2021 for approximately $11.2 million.

Notes Payable

On September 1, 2020, we extended the maturity of the Polar Note from October 1, 2020 to March 31, 2021 ("Maturity"), as of December 31, 2020, the outstanding principal balance was approximately $7.7 million. During the first quarter of 2021, prior to maturity, the Polar note was paid in full mainly from available cash on hand and proceeds of property sales as noted above.

Dividends

On February 23, 2021, our Board of Directors declared a dividend of $0.101 per share of Series A Common Stock, payable on  March 16, 2021 to stockholders of record as of  March 9, 2021.

Presidio Property Trust, Inc. and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation and Amortization – as of December 31, 2020

All amounts are in thousands		Initial Cost				Total Cost			(1)
Property Name/ Location	Encumbrances	Land Cost	Building & Improvements	Acquisition Price	Capitalized Improvements	Land Cost	Building & Improvements	Total Cost	Accumulated Depreciation & Amortization	Reserve for Impairment	NBV Real Estate	Date Acquired	Year Built/ Renovated
Garden Gateway, Colorado Springs, CO (2)	$5,861	$3,035	$12,091	$15,126	$3,329	$3,035	$10,874	$17,238	$5,774	$—	$11,464	03/07	1982/2006
Executive Park, Colorado Springs, CO (2)	2,986	583	8,815	10,081	1,473	583	5,561	7,617	2,510	—	5,107	07/08	2000
Genesis Plaza, San Diego, CA	6,276	1,400	8,600	10,000	2,625	1,400	8,323	12,348	3,697	—	8,651	08/10	1989
Dakota Center, Fargo, ND	9,900	832	8,743	9,575	1,306	832	9,960	12,098	3,500	—	8,598	05/11	1982
Grand Pacific Center, Bismarck, ND	3,738	413	4,926	5,339	904	413	6,099	7,416	1,732	—	5,684	03/14	1976
Arapahoe Center, Centennial, CO	7,932	1,420	10,430	11,850	2,078	1,420	8,857	12,355	3,122	—	9,233	12/14	2000
West Fargo Industrial, Fargo, ND	4,263	1,693	6,207	7,900	264	1,693	6,099	8,056	995	—	7,061	08/15	1998/2005
300 N.P., Fargo, ND	2,274	135	3,715	3,850	319	135	3,589	4,043	764	—	3,279	08/15	1922
Highland Court, Centennial, CO (2)	6,275	3,608	9,442	13,050	3,408	3,608	7,767	14,783	3,883	400	10,500	08/15	1984
One Park Centre, Westminster, CO	6,385	1,206	7,944	9,150	1,952	1,206	7,416	10,574	1,987	—	8,587	08/15	1983
Shea Center II, Highlands Ranch, CO	17,728	2,214	23,747	25,961	6,065	2,214	19,526	27,805	6,779	—	21,026	12/15	2000
Total Office/ Industrial properties	73,618	16,539	104,660	121,882	23,723	16,539	94,071	134,333	34,743	400	99,190

World Plaza , San Bernardino, CA (2)	5,803	1,698	6,232	7,930	1,761	1,698	8,758	12,217	2,246	700	9,271	09/07	1974
Waterman Plaza, San Bernardino, CA (2)	3,208	2,350	4,814	7,164	239	2,383	4,324	6,946	1,282	2,164	3,500	08/08	2008
Union Town Center, Colorado Springs, CO	8,316	1,750	9,462	11,212	513	1,750	8,932	11,195	1,851	—	9,344	12/14	2003
Research Parkway, Colorado Springs, CO	1,760	408	2,442	2,850	43	408	2,349	2,800	361	—	2,439	8/15/2016	2003
Total Retail properties	19,087	6,206	22,950	29,156	2,556	6,239	24,363	33,158	5,740	2,864	24,554

Model Homes -NDMHR, LP	974	534	2,047	2,581	—	534	2,047	2,581	197	—	2,384	2010-2016	2010-2016
Model Homes-DMH LP #202	3,149	741	4,238	4,979	—	741	4,238	4,979	337	—	4,642	2014-2019	2014-2019
Model Homes-DMH LP #203	5,271	1,600	7,132	8,732	—	1,600	7,132	8,732	441		8,291	2016-2020	2016-2020
Model Homes-DMH LP #204	5,385	1,412	6,787	8,199	—	1,412	6,787	8,199	345		7,854	2019-2020	2019-2020
Model Homes-DMH LP #205	5,214	1,461	6,287	7,748	—	1,461	6,287	7,748	179	—	7,569	2020	2020
Model Homes-DMH LP #206	1,696	294	2,181	2,475	—	294	2,181	2,475	27		2,448	2020	2020
Model Homes-NMH Inc.	6,394	1,510	8,190	9,700	—	1,510	8,190	9,700	378	—	9,322	2016-2020	2016-2020
Total Model Home properties	28,083	7,552	36,862	44,414	—	7,552	36,862	44,414	1,904	—	42,510
											—
CONSOLIDATED TOTALS:	$120,788	$30,297	$164,472	$195,452	$26,279	$30,330	$155,296	$211,905	$42,387	$3,264	$166,254

(1)     Depreciation is computed on a straight-line basis using useful lives up to 39 years.

(2)     Property held for sale as of December 31, 2020.

(3)     Waterman Plaza sold for approximately $3.5 million on January 28, 2021.

(4)     Garden Gateway sold for approximately $11.2 million on February 19, 2021.

Presidio Property Trust, Inc. and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation and Amortization (continued) – as of December 31, 2020

	For the Year Ended December 31,
	2020	2019
Real estate
Balance at the beginning of the year	$244,320,582	$254,675,874
Acquisitions	10,161,613	13,037,562
Improvements	2,834,367	6,393,711
Impairments	(1,730,851)	—
Dispositions of real estate	(46,944,545)	(29,786,565)
Balance at the end of the year	$208,641,166	$244,320,582
Accumulated depreciation and amortization
Balance at the beginning of the year	$(44,113,962)	$(43,567,809)
Depreciation and amortization expense	(5,938,958)	(6,693,613)
Dispositions of real estate	7,665,721	6,147,460
Balance at the end of the year	$(42,387,199)	$(44,113,962)

Real estate assets, net	$166,253,967	$200,206,620