Form 10-Q
period 2021-03-31
Presidio Property Trust, Inc.
filed 2021-05-10
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(Address of principal executive offices)

(760) 471-8536

(Registrant’s telephone number, including area code)

Title of each class of registered securities	Trading Symbol(s)	Name of each exchange on which registered
Series A Common Stock,	SQFT	The Nasdaq Stock Market LLC
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

At May 10, 2021, registrant had issued and outstanding 9,508,363 shares of its Series A common stock, $0.01 par value.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

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

•	our reliance on third-party property managers to manage a substantial number of our properties and brokers and/or agents to lease our properties;

•	decrease in supply and/or demand for single family homes, inability to acquire additional model homes, and increased competition to buy such properties;

•	failure to continue to qualify as a REIT;

•	adverse results of any legal proceedings;

•	changes in laws, rules and regulations affecting our business; and

•	the other risks and uncertainties discussed in Risk Factors in our Annual Report on Form 10-K and elsewhere herein.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$17,851,741	$18,827,000
Buildings and improvements	109,787,999	115,409,423
Tenant improvements	12,032,338	11,960,018
Lease intangibles	4,110,139	4,110,139
Real estate assets and lease intangibles held for investment, cost	143,782,217	150,306,580
Accumulated depreciation and amortization	(27,477,471)	(26,551,789)
Real estate assets and lease intangibles held for investment, net	116,304,746	123,754,791
Real estate assets held for sale, net	29,043,401	42,499,176
Real estate assets, net	145,348,147	166,253,967
Cash, cash equivalents and restricted cash	6,985,381	11,540,917
Deferred leasing costs, net	1,538,917	1,927,951
Goodwill	2,423,000	2,423,000
Other assets, net	2,846,561	3,422,781
TOTAL ASSETS	$159,142,006	$185,568,616
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$90,899,959	$94,664,266
Mortgage notes payable related to properties held for sale, net	17,785,222	25,365,430
Mortgage notes payable, total net	108,685,181	120,029,696
Note payable, net	—	7,500,086
Accounts payable and accrued liabilities	3,881,486	5,126,199
Accrued real estate taxes	1,525,006	2,548,686
Lease liability, net	95,825	102,323
Below-market leases, net	120,008	139,045
Total liabilities	114,307,506	135,446,035
Commitments and contingencies (Note 9)
Equity:
Series A Common Stock, $0.01 par value, shares authorized: 100,000,000; 9,508,363 shares were both issued and outstanding at March 31, 2021 and December 31, 2020, respectively	95,038	95,038
Additional paid-in capital	156,463,146	156,463,146
Dividends and accumulated losses	(125,334,982)	(121,674,505)
Total stockholders' equity before noncontrolling interest	31,223,202	34,883,679
Noncontrolling interest	13,611,298	15,238,902
Total equity	44,834,500	50,122,581
TOTAL LIABILITIES AND EQUITY	$159,142,006	$185,568,616

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenues:
Rental income	$5,477,223	$6,785,685
Fees and other income	191,531	243,466
Total revenue	5,668,754	7,029,151
Costs and expenses:
Rental operating costs	1,838,923	2,381,092
General and administrative	1,537,265	1,351,345
Depreciation and amortization	1,428,934	1,574,526
Impairment of real estate assets	300,000	—
Total costs and expenses	5,105,122	5,306,963
Other income (expense):
Interest expense-mortgage notes	(1,305,021)	(1,687,776)
Interest expense - note payable	(279,373)	(866,070)
Interest and other income (expense), net	(32,785)	(6,995)
Loss on sales of real estate, net	(1,161,328)	(9,835)
Gain on extinguishment of government debt	10,000	—
Income tax expense	(50,199)	(83,631)
Total other income (expense), net	(2,818,706)	(2,654,307)
Net loss	(2,255,074)	(932,119)
Less: Income attributable to noncontrolling interests	(406,608)	(175,011)
Net loss attributable to Presidio Property Trust, Inc. common stockholders	$(2,661,682)	$(1,107,130)
Basic and diluted loss per common share	$(0.28)	$(0.12)
Weighted average number of common shares outstanding - basic and diluted	9,508,363	8,881,842

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended March 31, 2021and 2020

(Unaudited)

			Additional	Dividends and	Total	Non-
	Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2020	9,508,363	$95,038	$156,463,146	$(121,674,505)	$34,883,679	$15,238,902	$50,122,581
Net loss	—	—	—	(2,661,682)	(2,661,682)	406,608	(2,255,074)
Dividends paid	—	—	—	(998,795)	(998,795)	—	(998,795)
Distributions in excess of contributions received	—	—	—	—	—	(2,034,212)	(2,034,212)
Balance, March 31, 2021	9,508,363	$95,038	$156,463,146	$(125,334,982)	$31,223,202	$13,611,298	$44,834,500

			Additional	Dividends and	Total	Non-
	Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2019	8,881,842	$88,818	$152,129,120	$(113,037,144)	$39,180,794	$17,440,394	$56,621,188
Net loss	—	—	—	(1,107,130)	(1,107,130)	175,011	(932,119)
Distributions in excess of contributions received	—	—	—	—	—	(277,472)	(277,472)
Balance, March 31, 2020	8,881,842	$88,818	$152,129,120	$(114,144,274)	$38,073,664	$17,337,933	$55,411,597

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,255,074)	$(932,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,428,934	1,574,526
Stock compensation	301,547	157,371
Loss on sale of real estate assets, net	1,161,328	9,835
Gain on extinguishment of government debt	(10,000)	—
Impairment of real estate assets	300,000	—
Accretion of original issue discount	—	337,802
Amortization of financing costs	261,779	363,183
Amortization of above-market leases	18,027	12,671
Amortization of below-market leases	(19,037)	(42,595)
Straight-line rent adjustment	(132,990)	(52,941)
Changes in operating assets and liabilities:
Other assets	481,459	1,947,145
Accounts payable and accrued liabilities	(1,980,474)	(2,612,649)
Accrued real estate taxes	(1,023,680)	(1,236,304)
Net cash used in operating activities	(1,468,181)	(474,075)
Cash flows from investing activities:
Real estate acquisitions	—	(3,573,743)
Additions to buildings and tenant improvements	(100,765)	(889,673)
Additions to deferred leasing costs	(37,585)	—
Proceeds from sales of real estate, net	19,047,906	24,587,128
Net cash provided by investing activities	18,909,556	20,123,712
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	6,013,700	4,347,502
Repayment of mortgage notes payable	(17,231,730)	(19,803,831)
Repayment of note payable	(7,675,598)	(5,224,401)
Payment of deferred offering costs	(70,276)	(100,031)
Contributions from noncontrolling interests, net of distributions paid	(2,034,212)	(277,472)
Dividends paid to stockholders	(998,795)	—
Net cash used in financing activities	(21,996,911)	(21,058,233)
Net increase in cash equivalents and restricted cash	(4,555,536)	(1,408,596)
Cash, cash equivalents and restricted cash - beginning of period	11,540,917	10,391,275
Cash, cash equivalents and restricted cash - end of period	$6,985,381	$8,982,679
Supplemental disclosure of cash flow information:
Interest paid-mortgage notes payable	$1,239,193	$1,674,483
Interest paid-notes payable	$103,861	$247,805
Unpaid deferred financing costs	$—	$14,608

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2021

1. ORGANIZATION

Organization. Presidio Property Trust, Inc. (“we”, “our”, “us” or the “Company”) is an internally-managed real estate investment trust (“REIT”), with holding in office, industrial, retail and model home properties. We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” Through Presidio Property Trust, Inc., its subsidiaries and its partnerships, we own 13 commercial properties in fee interest, two of which we own partial interests in through our holdings in various affiliates in which we serve as general partner, member and/or manager.

The Company or one of its affiliates operates the following partnerships during the periods covered by these condensed consolidated financial statements:

•	The Company is the sole general partner and a limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), all with ownership interests in entities that own income producing real estate. The Company refers to these entities collectively as the "NetREIT Partnerships"

•	The Company is the general and/or limited partner in six limited partnerships that purchase model homes and lease them back to homebuilders (Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP, Dubose Model Home Investors #204, LP, Dubose Model Home Investors #205, LP, Dubose Model Home Investors #206, LP and NetREIT Dubose Model Home REIT, LP). The Company refers to these entities collectively as the “Model Home Partnerships”.

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

Initial Public Offering. On  October 6, 2020, we completed an initial public offering ("IPO"), selling 500,000 shares of our Series A Common Stock at $5.00 per share. Proceeds from our IPO were $2.0 million after deducting approximately $0.5 million in underwriting discounts, commissions and fees and before giving effect to $0.5 million in other expenses relating to the IPO. Incremental costs of $0.5 million that were directly attributable to issuing new shares were deducted from equity in the Consolidated Statements of Equity, while costs that were not directly related to issuing new shares of $0.5 million were expensed in deferred offering costs in the Consolidated Statements of Operation. We utilized the net proceeds of this offering for general corporate and working capital purposes.

Reverse Stock Split. On July 29, 2020, we amended our charter to effect a one-for-two reverse stock split of every outstanding share of our Series A Common Stock. The financial statements and accompanying footnotes have been retroactively restated to reflect the reverse stock split.

Liquidity. On September 17, 2019 the Company executed a Promissory Note (the “Polar Note”) pursuant to which Polar Multi-Strategy Master Fund, executed a loan in the principal amount of $14.0 million to the Company. The Note bore interest at a fixed rate of 8% per annum and requires monthly interest-only payments. On September 1, 2020, we extended the maturity of the Polar Note from October 1, 2020 to March 31, 2021, at which time the entire outstanding principal balance of $8.8 million and accrued and unpaid interest was to be due and payable. On September 30, 2020 we paid a renewal fee of 4% on the unpaid principal balance of the Polar Note. The Company used the proceeds of the Polar Note to redeem all of the outstanding shares of Series B Preferred Stock.  As of December 31, 2020, the outstanding principal balance of the Polar Note was approximately $7.7 million. During the first quarter of 2021, prior to maturity, the Polar Note was paid in full mainly from available cash on hand and proceeds of property sales.

Principal payments due on our mortgage notes payables, during the last nine months of 2021, total approximately $11.3 million, of which $4.4 million is related to model home properties, and approximately $5.8 million is related to our World Plaza property ("World Plaza"), the loan for which contains an additional one-year extension feature.  Management expects that the loan secured by World Plaza, which is scheduled to sell to an unrelated third party in the second quarter of 2021, will be paid in full within the one-year extension period.  Management also expects certain model home properties will be sold, and the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes will be refinanced.

As the Company continues its operations, it may re-finance or seek additional financing; however, there can be no assurance that any such re-financing or additional financing will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans or certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Management believes that the combination of working capital on hand and the ability to refinance commercial and model home mortgages will fund operations through at least the next twelve months from the date of the issuance of these unaudited interim financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2020. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021.

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the three months ended March 31, 2021 and 2020, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the SEC on March 30, 2021. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 due to seasonal variations and other factors, such as the effects of the novel coronavirus (“COVID-19”) and its possible influence on our future results.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Presidio Property Trust and its subsidiaries, NetREIT Advisors, LLC and Dubose Advisors LLC (collectively, the “Advisors”), and NetREIT Dubose Model Home REIT, Inc. The consolidated financial statements also include the results of the NetREIT Partnerships and the Model Home Partnerships.  As used herein, references to the “Company” include references to Presidio Property Trust, its subsidiaries, and the partnerships. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Real Estate Assets and Lease Intangibles. Land, buildings and improvements are recorded at cost, including tenant improvements and lease acquisition costs (including leasing commissions, space planning fees, and legal fees). The Company capitalizes any expenditure that replaces, improves, or otherwise extends the economic life of an asset, while ordinary repairs and maintenance are expensed as incurred. The Company allocates the purchase price of acquired properties between the acquired tangible assets and liabilities (consisting of land, building, tenant improvements, and long-term debt) and identified intangible assets and liabilities (including the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and tenant relationships), in each case based on their respective fair values.

The Company allocates the purchase price to tangible assets of an acquired property based on the estimated fair values of those tangible assets assuming the property was vacant. Estimates of fair value for land, building and building improvements are based on many factors including, but not limited to, comparisons to other properties sold in the same geographic area and independent third-party valuations. In estimating the fair values of the tangible and intangible assets and liabilities acquired, the Company also considers information obtained about each property as a result of its pre‑acquisition due diligence, marketing and leasing activities.

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

The value allocable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net increase in rental income of approximately $1,000 and $30,000 for the three months ended March 31, 2021 and March 31, 2020, respectively.

The value of in-place leases and unamortized lease origination costs are amortized to expenses over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third-party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $0.1 million and $0.13 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

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

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third-party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At March 31, 2021 and  December 31, 2020, the Company had net deferred leasing costs of approximately $1.5 million and $1.9 million, respectively. Total amortization expense for the three months ended March 31, 2021 and  March 31, 2020, was approximately $86,000 and $99,000, respectively.

Depreciation and Amortization. The Company records depreciation and amortization expense using the straight-line method over the useful lives of the respective assets. The cost of buildings are depreciated over estimated useful lives of 39 years, the costs of improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease (which range from 1 to 10 years), the costs associated with acquired tenant intangibles over the remaining lease term and the cost of furniture, fixtures and equipment are depreciated over 4 to 5 years. Depreciation and amortization expense for the three months ended March 31, 2021 and March 31, 2020 was approximately $1.4 million and $1.6 million, respectively, and is included in depreciation and amortization in the accompanying condensed consolidated statements of operations.

Cash Equivalents and Restricted Cash. At March 31, 2021 and December 31, 2020, we had approximately $7.0 million and $11.5 million in cash equivalents and restricted cash, respectively, of which approximately $4.0 million and $4.2 million represented restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash and cash in our operating accounts and are held in bank accounts at third party institutions. Restricted cash typically consists of funds held by lenders to be used for property taxes, insurance, capital expenditures and leasing commissions.

Real Estate Held for Sale. Real estate held for sale during the current period is classified as “real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Mortgage notes payable related to the real estate held for sale during the current period are classified as “mortgage notes payable related to real estate held for sale, net” for all prior periods presented in the accompanying condensed consolidated financial statements. As of March 31, 2021, three commercial properties met the criteria to be classified as held for sale (World Plaza, Highland Court and three buildings at Executive Office Park) and 16 model homes were classified as held for sale.

Deferred Financing Costs. Costs incurred including: legal fees, origination fees, and administrative fees, in connection with debt financing are capitalized as deferred financing costs and amortized using the straight-line method.  As of March 31, 2021 and December 31, 2020,  unamortized deferred financing costs related to mortgage notes payable were approximately $0.9 million and $0.8 million. In 2019, the Company incurred debt financing costs related to the execution of the Polar Note (see 8. Note Payable). At December 31, 2020, unamortized deferred financing cost related to the Polar Note were approximately $0.2 million. For the three months ended  March 31, 2021 and March 31, 2020, total amortization expense related to the mortgage notes payable deferred financing costs was approximately $1.2 million and $1.6 million, respectively.  For the three months ended  March 31, 2021 and March 31, 2020, total amortization expense related to the Polar Note was approximately $0.2 million and $0.3 million, respectively. Amortization of deferred financing costs are included in interest expense in the accompanying consolidated statements of operations.

Deferred Offering Costs. Deferred offering costs represent legal, accounting and other direct costs related to our public offerings. Total deferred offering costs, as of March 31, 2021 and December 31, 2020, were approximately $0.1 million, at the end of each period.  These costs include direct costs related to the preparation of a registration statement on Form S-3 filed on December 29, 2020, and amended on April 13, 2021. These costs were deferred and recorded as a long-term asset at March 31, 2021 and December 31, 2020.

Impairments of Real Estate Assets. We regularly review for impairment on a property-by-property basis. Impairment is recognized on a property held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. The calculation of both discounted and undiscounted cash flows requires management to make estimates of future cash flows including revenues, operating expenses, required maintenance and development expenditures, market conditions, demand for space by tenants and rental rates over long periods. Since our properties typically have a long life, the assumptions used to estimate the future recoverability of carrying value requires significant management judgment. Actual results could be significantly different from the estimates. These estimates have a direct impact on net income because recording an impairment charge results in a negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.

Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. Although our strategy is to hold our properties over the long-term, if our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to fair value and such loss could be material.

During the fourth quarter of 2020, the Company recorded its Highland Court property (“Highland Court”) as held for sale and subsequently entered into a purchase and sale agreement (“PSA”) with an unrelated third party.  Highland Court had a book value of approximately $10.5 million prior to entering into the PSA. The final selling price as agreed upon in the PSA is approximately $10.2 million. As such, the Company recorded a $0.3 million non-cash impairment in the accompanying condensed consolidated statement of operations at  March 31, 2021.  The sale is expected to occur in May 2021.

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

Subsequent Events. We evaluate subsequent events up until the date the condensed consolidated financial statements are issued.

Recently Issued and Adopted Accounting Pronouncements.  In June 2017, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, amended in February 2020 with ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842). ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. While ASU 2016-13 was effective for periods beginning after December 15, 2019, the issuance of ASU 2020-02 has allowed for the delay in adoption for certain smaller public companies, and is now effective for fiscal periods beginning after December 15, 2022. Retrospective adjustments shall be applied through a cumulative-effect adjustment to retained earnings. The Company is continuing to evaluate the impact of this guidance on its financial statements, and does not believe it will have a material impact on the financial statements.

3. RECENT REAL ESTATE TRANSACTIONS

During the three months ended March 31, 2021, the Company disposed of the following properties:

•	Waterman Plaza, which was sold on January 28, 2021 for approximately $3.5 million and the Company recognized a loss of approximately $0.2 million.

•	Garden Gateway, which was sold on February 19, 2021 for approximately $11.2 million and the Company recognized a loss of approximately $1.4 million.

During the three months ended March 31, 2021, the Company disposed of 12 model homes for approximately $4.9 million and recognized a gain of approximately $0.4 million.

During the three months ended March 31, 2021, the Company did not acquire any properties or model homes.

During the three months ended March 31, 2020, the Company disposed of the following properties:

•	Centennial Tech Center, which was sold on February 5, 2020 for approximately $15.0 million and the Company recognized a loss of approximately $0.9 million.

•	Union Terrace, which was sold on March 13, 2020 for approximately $11.3 million and the Company recognized a gain of approximately $0.69 million

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

4. REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, retail, and triple-net leased model home properties located primarily in Colorado, with four properties located in North Dakota and two in Southern California. Our model home properties are located in four states. As of March 31, 2021, the Company owned or had an equity interest in:

•	Nine office buildings and one industrial property (“Office/Industrial Properties”) which total approximately 867,744 rentable square feet;

•	Three retail shopping centers (“Retail Properties”) which total approximately 110,552 rentable square feet; and

•	106 model home residential properties (“Model Homes” or “Model Home Properties”) leased back on a triple-net basis to homebuilders that are owned by six affiliated limited partnerships and one wholly-owned corporation.

A summary of the properties owned by the Company as of March 31, 2021 is as follows:

	Date		Real estate assets, net (in thousands)
Property Name	Acquired	Location	2021
World Plaza (1)	September 2007	San Bernardino, California	9,272
Executive Office Park (1)	July 2008	Colorado Springs, Colorado	5,116
Genesis Plaza	August 2010	San Diego, California	8,472
Dakota Center	May 2011	Fargo, North Dakota	8,540
Grand Pacific Center	March 2014	Bismarck, North Dakota	5,615
Arapahoe Center	December 2014	Centennial, Colorado	9,077
Union Town Center	December 2014	Colorado Springs, Colorado	9,276
West Fargo Industrial	August 2015	Fargo, North Dakota	7,013
300 N.P.	August 2015	Fargo, North Dakota	3,278
Research Parkway	August 2015	Colorado Springs, Colorado	2,423
One Park Center	August 2015	Westminster, Colorado	8,444
Highland Court (1)	August 2015	Centennial, Colorado	10,218
Shea Center II	December 2015	Highlands Ranch, Colorado	20,715
Presidio Property Trust, Inc. properties			107,459
Model Home properties (2)	2014 - 2020	TX, FL, IL, WI	37,889
Total real estate assets and lease intangibles, net			$145,348

(1) This property is held for sale as of March 31, 2021.

(2) Includes 16 Model Home listed as held for sale as of March 31, 2021.

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	March 31, 2021			December 31, 2020
	Lease	Accumulated	Lease	Lease	Accumulated	Lease
	Intangibles	Amortization	Intangibles, net	Intangibles	Amortization	Intangibles, net
In-place leases	$3,136,587	$(2,826,071)	$310,516	$3,136,587	$(2,757,530)	$379,057
Leasing costs	1,730,656	(1,548,144)	182,512	1,730,656	(1,510,559)	220,097
Above-market leases	333,485	(309,449)	24,036	333,485	(291,421)	42,064
	$5,200,728	$(4,683,664)	$517,064	$5,200,728	$(4,559,510)	$641,218

At each of  March 31, 2021 and  December 31, 2020, gross lease intangible assets of $1.1 million were included in real estate assets held for sale. At each of  March 31, 2021 and  December 31, 2020, accumulated amortization related to the lease intangible assets of $1.1 million were included in real estate assets held for sale.

The net value of acquired intangible liabilities was $0.1 million relating to below-market leases at each of March 31, 2021 and  December 31, 2020.

Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

2021	$248,330
2022	202,479
2023	17,663
2024	17,663
2025	17,663
Thereafter	13,266
Total	$517,064

The weighted average remaining amortization period of the intangible assets as of March 31, 2021 is 1.31 years.

6. OTHER ASSETS

Other assets consist of the following:

	March 31,	December 31,
	2021	2020
Deferred rent receivable	$1,876,250	$1,912,048
Prepaid expenses, deposits and other	124,169	299,187
Accounts receivable, net	181,949	541,885
Right-of-use assets, net	95,385	102,144
Other intangibles, net	127,483	142,483
Notes receivable	316,374	316,374
Deferred offering costs	124,951	108,660
Total other assets	$2,846,561	$3,422,781

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following:

		Principal as of
		March 31,	December 31,	Loan	Interest
Mortgage note property	Notes	2021	2020	Type	Rate (1)	Maturity
Waterman Plaza	(2)	$—	$3,207,952	Variable	—	—
World Plaza	(3) (4)	5,776,741	5,802,568	Variable	2.91%	7/5/2021
Garden Gateway Plaza	(2)	—	5,861,523	Fixed	5.00%	8/5/2021
300 N.P.		2,263,143	2,273,478	Fixed	4.95%	6/11/2022
Highland Court	(3)	6,236,527	6,274,815	Fixed	3.82%	9/1/2022
Dakota Center		9,843,880	9,900,279	Fixed	4.74%	7/6/2024
Research Parkway		1,746,886	1,760,432	Fixed	3.94%	1/5/2025
Arapahoe Service Center		7,891,395	7,932,255	Fixed	4.34%	1/5/2025
Union Town Center		8,279,408	8,315,550	Fixed	4.28%	1/5/2025
One Park Centre		6,357,531	6,385,166	Fixed	4.77%	9/5/2025
Genesis Plaza		6,248,822	6,276,273	Fixed	4.71%	9/6/2025
Shea Center II		17,681,769	17,727,500	Fixed	4.92%	1/5/2026
Executive Office Park	(3)	2,967,746	2,985,998	Fixed	4.83%	6/1/2027
West Fargo Industrial		4,234,489	4,262,718	Fixed	3.27%	8/5/2029
Grand Pacific Center	(5)	3,708,966	3,738,142	Fixed	4.02%	8/1/2037
Subtotal, Presidio Property Trust, Inc. Properties		$83,237,303	$92,704,649
Model Home mortgage notes	(3)	26,332,673	28,083,356	Fixed	(6)	2021 - 2023
Mortgage Notes Payable		$109,569,976	$120,788,005
Unamortized loan costs		(884,795)	(758,309)
Mortgage Notes Payable, net		$108,685,181	$120,029,696

(1)	Interest rates as of March 31, 2021.

(2)	Waterman Plaza and Garden Gateway Plaza were sold during the first quarter of 2021.

(3)	Properties held for sale as of March 31, 2021. There were 16 model homes included as real estate assets held for sale.

(4)	Interest on this loan is ABR plus 0.75% and LIBOR plus 2.75%. For the three months ended March 31, 2021, the weighted average interest rate was 2.88% per annum.

(5)	Interest rate is subject to reset on September 1, 2023.

(6)	Each model home has a stand-alone mortgage note at interest rates ranging from 2.50% to 5.63% per annum at March 31, 2021.

The Company believes that it is in compliance with all material conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable were as follows as of March 31, 2021:

	Presidio Property	Model
	Trust, Inc.	Homes	Total Principal
Years ending December 31:	Notes Payable	Notes Payable	Payments
2021	$6,945,593	$4,401,258	$11,346,851
2022	9,780,330	11,526,092	21,306,422
2023	1,493,749	4,695,187	6,188,936
2024	10,448,812	5,710,136	16,158,948
2025	28,874,478	—	28,874,478
Thereafter	25,694,340	—	25,694,340
Total	$83,237,302	$26,332,673	$109,569,975

8. NOTES PAYABLE

On September 17, 2019, the Company executed a Promissory Note pursuant to which Polar Multi-Strategy Master Fund, extended a loan in the principal amount of $14.0 million to the Company (the “Polar Note”). The Polar Note bore interest at a fixed rate of 8% per annum and required monthly interest-only payments. On  September 1, 2020, we extended the maturity of the Polar Note from  October 1, 2020 to  March 31, 2021, at which time the entire outstanding principal balance of $8.8 million and accrued and unpaid interest was to be due and payable. On  September 30, 2020, we paid the extension or renewal fee, which was 4% of the unpaid principal balance.  The principal balance of the Polar Note as of December 31, 2020 consisted of cash received, less cash repayments from property sales of $6.3 million and Original Issue Discount (“OID”) of $1.4 million. The OID was recorded on the accompanying condensed consolidated balance sheets as a direct deduction from the principal of the Polar Note and was recognized as interest expense over the term of the Polar Note commencing on September 17, 2019 through October 1, 2020. There was no unrecognized OID as of December 31, 2020 or March 31, 2021.

The Company incurred approximately $1.1 million in legal and underwriting costs related to the transaction. These costs were recorded as debt issuance costs on the accompanying consolidated balance sheets as a direct deduction from the principal of the Polar Note and were amortized over the term of the Polar Note.   During the first quarter of 2021, prior to maturity, the Polar Note was paid in full, mainly from available cash on hand and proceeds of property sales and all unamortized debt issuance costs were expensed.

On April 22, 2020, the Company received an Economic Injury Disaster Loan of $10,000 from the Small Business Administration ("SBA") to provide economic relief during the COVID-19 pandemic. This loan advance is not required to be repaid, has no stipulations on use, and has been recorded as fees and other income in the condensed consolidated statements of operations during fiscal 2020. On  August 17, 2020 we received an additional Economic Injury Disaster Loan ("EIDL") of $150,000, for which principal and interest payments are deferred for twelve months from the date of issuance, and interest accrues at 3.75% per year. The loan matures on August 17, 2050. We have used the funds for general corporate purposes to alleviate economic injury caused by the COVID-19 pandemic, which economic injury included abating or deferring rent to certain tenants (primarily retail tenants).

On  April 30, 2020, the Company received a Paycheck Protection Program ("PPP") loan of $0.5 million from the SBA to provide additional economic relief during the COVID-19 pandemic. The PPP loan, less the $10,000 related to the EIDL received on April 22, 2020, was forgiven by the SBA prior to December 31, 2020 and the remaining $10,000 was fully forgiven in January 2021, upon repeal of the EIDL holdback requirements. On  June 5, 2020, the period in which the loan could be utilized was extended to 24 weeks. The unforgiven portion of the PPP loan was recorded in accounts payable and accrued liabilities on the Consolidated Balance Sheets as of  December 31, 2020.  During the quarter ended March 31, 2021, the forgiven amount totaling $10,000 was recorded as a gain on extinguishment of debt in the Consolidated Statement of Operations.  We have used the funds received from the PPP loan to cover payroll related costs.

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

10. STOCKHOLDERS' EQUITY

Preferred Stock. The Company is authorized to issue up to 1,000,000 shares of Preferred Stock (the “Preferred Stock”). The Preferred Stock may be issued from time to time in one or more series. The Board of Directors is authorized to fix the number of shares of any series of the Preferred Stock, to determine the designation of any such series, and to determine or alter the rights granted to or imposed upon any wholly unissued series of Preferred Stock including the dividend rights, dividend rate, conversion rights, voting rights, redemption rights (including sinking fund provisions), redemption price, and liquidation preference. As of  March 31, 2021 and  December 31, 2020, no Preferred Stock remained issued or outstanding.

Common Stock. The Company is authorized to issue up to 100,000,000 shares of Series A Common Stock, 1,000 shares of Series B Common Stock, and 9,000,000 shares of Series C Common Stock (collectively, the "Common Stock") each with $0.01 par value. Each class of Common Stock has identical rights, preferences, terms and conditions except that the holders of Series B Common Stock are not entitled to receive any portion of Company assets in the event of the Company's liquidation. No shares of Series B or Series C Common Stock have been issued. Each share of Common Stock entitles the holder to one vote. Shares of our Common Stock are not subject to redemption and do not have any preference, conversion, exchange or preemptive rights. The articles of incorporation contain a restriction on ownership of the Common Stock that prevents one person from owning more than 9.8% of the outstanding shares of common stock.

Cash Dividends. During the three months ended March 31, 2021 the Company paid a cash dividend of approximately $1.0 million or $0.101 per share. During the three months ended March 31, 2020 the Company paid no cash dividend.

Partnership Interests. Through the Company, its subsidiaries and its partnerships, we own 13 commercial properties in fee interest, two of which we own partial interests in through our holdings in various affiliates in which we serve as general partner, member and/or manager. Each of the limited partnerships is referred to as a “DownREIT.” In each DownREIT, we have the right, through put and call options, to require our co-investors to exchange their interests for shares of our Common Stock at a stated price after a defined period (generally five years from the date they first invested in the entity’s real property), the occurrence of a specified event or a combination thereof. The Company is a limited partner in four partnerships and sole stockholder in one corporation, which entities purchase and leaseback model homes from homebuilders.

Dividend Reinvestment Plan. The Company adopted a distribution reinvestment plan (the “DRIP”) that allowed stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of the Company’s Common Stock. The Company registered 3,000,000 shares of Common Stock pursuant to the DRIP. The purchase price per share used in the past was 95% of the price the Company sold its shares, or $19.00 per share. No sales commission or dealer manager fees were paid on shares sold through the DRIP. The Company may amend, suspend or terminate the DRIP at any time. Any such amendment, suspension or termination is effective upon a designated dividend record date and notice of such amendment, suspension or termination is sent to all participants at least thirty (30) days prior to such record date. The DRIP became effective on January 23, 2012, was suspended on December 7, 2018 and adopted on October 6, 2020 in connection with our IPO, and updated to reflect a change in transfer agent and registrar. As of March 31, 2021, approximately $17.4 million or approximately 917,074 shares of common stock have been issued under the DRIP. No shares were issued under the DRIP during the three months ended March 31, 2021.

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

A summary of the activity for the Company’s restricted stock was as follows:

Common Shares
Outstanding shares:
Balance at December 31, 2020	126,190
Granted	274,496
Forfeited	(12,706)
Vested	—
Balance at March 31, 2021	387,980

The non-vested restricted shares outstanding as of March 31, 2021 will vest over the next one to seven years.

The value of non-vested restricted stock granted as of   March 31, 2021 and  December 31, 2020 was approximately $2.3 million and $0.9 million, respectively.

Share-based compensation expense for the three months ended March 31, 2021, was approximately $0.3 million.  During the three months ended March 31, 2020, share-based compensation expense was approximately $0.16 million.

12. SEGMENTS

The Company’s reportable segments consist of three types of real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results: Office/Industrial Properties, Model Home Properties and Retail Properties. The Company also has certain corporate-level activities including accounting, finance, legal administration and management information systems which are not considered separate operating segments.  There is no material inter-segment activity.

The Company evaluates the performance of its segments based upon net operating income (“NOI”), which is a non-GAAP supplemental financial measure. The Company defines NOI for its segments as operating revenues (rental income, tenant reimbursements and other operating income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees, impairments and provision for bad debt). NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non-property income and expenses, depreciation and amortization, real estate acquisition fees and expenses and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company’s real estate investments and to make decisions regarding allocation of resources.

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the three months ended March 31, 2021 and March 31, 2020:

	For the Three Months Ended March 31,
	2021	2020
Office/Industrial Properties:
Rental, fees and other income	$3,942,805	$4,984,942
Property and related expenses	(1,854,272)	(2,015,624)
Net operating income, as defined	2,088,533	2,969,318
Model Home Properties:
Rental, fees and other income	943,777	1,116,730
Property and related expenses	(50,285)	(46,260)
Net operating income, as defined	893,492	1,070,470
Retail Properties:
Rental, fees and other income	782,172	927,479
Property and related expenses	(234,366)	(319,208)
Net operating (loss) income, as defined	547,806	608,271
Reconciliation to net loss:
Total net operating income, as defined, for reportable segments	3,529,831	4,648,059
General and administrative expenses	(1,537,265)	(1,351,345)
Depreciation and amortization	(1,428,934)	(1,574,526)
Interest expense	(1,584,394)	(2,553,846)
Gain on extinguishment of government debt	10,000	—
Other income (expense), net	(32,785)	(6,995)
Income tax expense	(50,199)	(83,631)
Gain (loss) on sale of real estate	(1,161,328)	(9,835)
Net loss	$(2,255,074)	$(932,119)

	March 31,	December 31,
Assets by Reportable Segment:	2021	2020
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$86,427,084	$99,120,649
Total assets (2)	$85,861,760	$100,046,782
Model Home Properties:
Land, buildings and improvements, net (1)	$37,888,865	$42,509,596
Total assets (2)	$35,987,702	$42,246,022
Retail Properties:
Land, buildings and improvements, net (1)	$20,970,712	$24,555,371
Total assets (2)	$22,190,105	$26,108,109
Reconciliation to Total Assets:
Total assets for reportable segments	$144,039,567	$168,400,913
Other unallocated assets:
Cash, cash equivalents and restricted cash	229,700	2,149,088
Other assets, net	14,872,739	15,018,615
Total Assets	$159,142,006	$185,568,616

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.

(2)

Includes land, buildings and improvements, cash, cash equivalents, and restricted cash, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	For the Three Months Ended March 31,
Capital Expenditures by Reportable Segment	2021	2020
Office/Industrial Properties:
Capital expenditures and tenant improvements	$100,765	$881,497
Model Home Properties:
Acquisition of operating properties	—	3,573,743
Retail Properties:
Capital expenditures and tenant improvements	—	8,176
Totals:
Acquisition of operating properties, net	—	3,573,743
Capital expenditures and tenant improvements	100,765	889,673
Total real estate investments	$100,765	$4,463,416

13. SUBSEQUENT EVENTS

Our Form S-3 Registration Statement was declared effective by the SEC on April 27, 2021.  Under this registration statement, we may offer and sell from time to time, in one or more series, subject to limitation that may apply, such as under Rule 415 of the Securities Act of 1933, various securities of the Company for total gross proceeds of up to $200,000,000.

On April 1, 2021, our subsidiary, Dubose Model Homes Investors #203, PL entered into an unsecured promissory note with LGD Investments Ltd for $330,000 with an interest rate of 4% per annum with a maturity date of April 30, 2022.  LGD Investments is owned and controlled by one of our directors, Larry Dubose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021.

We may refer to the three months ended March 31, 2021 and March 31, 2020 as the “2021 Quarter” and the “2020 Quarter,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Currently, one of the most significant factors is the potential adverse effect of the COVID-19 virus and ensuing economic turmoil on the financial condition, results of operations, cash flows and performance of the Company, particularly our ability to collect rent, on the financial condition, results of operations, cash flows and performance of our tenants, and on the global economy and financial markets. The extent to which COVID-19 impacts the Company and its tenants will depend on current and future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 30, 2021, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Additional factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to the risks associated with the ownership of real estate in general and our real estate assets in particular; the economic health of the metro regions where we conduct business; the risk of failure to enter into/and or complete contemplated acquisitions and dispositions, within the price ranges anticipated and on the terms and timing anticipated; changes in the composition of our portfolio; fluctuations in interest rates; reductions in or actual or threatened changes to the timing of federal government spending; the risks related to use of third-party providers and joint venture partners; the ability to control our operating expenses; the economic health of our tenants; the supply of competing properties; shifts away from brick and mortar stores to e-commerce; the availability and terms of financing and capital and the general volatility of securities markets; compliance with applicable laws, including those concerning the environment and access by persons with disabilities; terrorist attacks or actions and/or cyber-attacks; weather conditions, natural disasters and pandemics; ability to maintain key personnel; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2020 Annual Report on Form 10-K filed on March 30, 2021, and subsequent Quarterly Reports on Form 10-Q. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

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

We continue to evaluate the relief options for us and our tenants available under the CARES Act, as well as other emergency relief initiatives and stimulus packages instituted by the federal government. A number of the relief options contain restrictions on future business activities, which require careful evaluation and consideration, such as restrictions on the  ability to repurchase shares and pay dividends. We will continue to assess these options, and any subsequent legislation or other relief packages, including the accompanying restrictions on our business, as the effects of the pandemic continue to evolve.

The effects of the COVID-19 pandemic did not significantly impact our operating results during the first quarter of 2021. We continue to monitor and communicate with our tenants to assess their needs and ability to pay rent. We have negotiated lease amendments with certain tenants who have demonstrated financial distress caused by the COVID-19 pandemic, which have included or may include rent deferral, temporary rent abatement, or reduced rental rates and/or lease extension periods, however no new negotiations were initiated during the first quarter of 2021. While these amendments have affected our short-term cash flows, we do not believe they represent a change in the valuation of our assets for the properties affected and have not significantly affected our results of operations. Given the longevity of this pandemic, the COVID-19 outbreak may materially affect our financial condition and results of operations going forward, including, but not limited to, real estate rental revenues, credit losses, leasing activity, and potentially the valuation of our real estate assets. We expect that we may have additional rent deferrals, abatements, and credit losses from our commercial tenants during the remainder of 2021 which may have a material impact on our real estate rental revenue and cash collections. We also expect that the effects of the COVID-19 pandemic will impact our ability to lease up available commercial space. Our business operations and activities in many regions may be subject to future quarantines, "shelter-in-place" rules, and various other restrictions for the foreseeable future. Due to the uncertainty of the future impacts of the COVID-19 pandemic, the extent of the financial impact cannot be reasonably estimated at this time. For more information, see Part II - Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 30, 2021.

OVERVIEW

The Company operates as an internally managed, diversified REIT, with holdings in office, industrial, retail, and model home properties. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” The Company acquires, owns and manages a geographically diversified portfolio of real estate assets including office, industrial, retail and model home residential properties leased to homebuilders located in the United States. As of March 31, 2021, the Company owned or had an equity interest in:

•	Nine office buildings and one industrial property (“Office/Industrial Properties”), which totals approximately 867,744 rentable square feet;

•	Three retail shopping centers (“Retail Properties”), which total approximately 110,552 rentable square feet; and

•	106 Model Homes (“Model Homes” or “Model Home Properties”) leased back on a triple-net basis to homebuilders that are owned by six affiliated limited partnerships and one wholly-owned corporation.

The Company’s office, industrial and retail properties are located primarily in Colorado, with four properties located in North Dakota and two in California. While geographical clustering of real estate enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, it makes us susceptible to changing market conditions in these discrete geographic areas, including those that have developed as a result of COVID-19. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year or has been operating for three years.

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

Initial Public Offering. On October 6, 2020, we completed an initial public offering ("IPO"), selling 500,000 shares of our Series A Common Stock at $5.00 per share. Proceeds from our IPO were $2.0 million after deducting approximately $0.5 million in underwriting discounts, commissions and fees and before giving effect to $0.5 million in other expenses relating to the IPO. Incremental costs of $0.5 million that were directly attributable to issuing new shares were deducted from equity in the Consolidated Statements of Equity, while costs that were not directly related to issuing new shares of $0.5 million were expensed in deferred offering costs in the Consolidated Statements of Operation. We utilized the net proceeds of this offering for general corporate and working capital purposes.

Reverse Stock Split. On July 29, 2020, we amended our charter to effect a one-for-two reverse stock split of every outstanding share of our Series A Common Stock. The financial statements and accompanying footnotes have been retroactively restated to reflect the reverse stock split.

SIGNIFICANT TRANSACTIONS IN 2021 AND 2020

During the three months ended March 31, 2021, the Company disposed of the following properties:

•	Waterman Plaza, which was sold on January 28, 2021 for approximately $3.5 million and the Company recognized a loss of approximately $0.2 million.

•	Garden Gateway, which was sold on February 19, 2021 for approximately $11.2 million and the Company recognized a loss of approximately $1.4 million

During the three months ended March 31, 2021, the Company disposed of 12 model homes for approximately $4.9 million and recognized a gain of approximately $0.4 million.

During the three months ended March 31, 2021, the Company did not acquire any properties or model home.

During the three months ended March 31, 2020, the Company disposed of the following properties:

•	Centennial Tech Center, which was sold on February 5, 2020 for approximately $15.0 million and the Company recognized a loss of approximately $0.9 million.

•	Union Terrace, which was sold on March 13, 2020 for approximately $11.3 million and the Company recognized a gain of approximately $0.69 million.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 30, 2021.

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

In addition, management evaluates the results of the operations of our portfolio and individual properties with a primary focus on increasing and enhancing the value, quality and quantity of properties in our real estate holdings. Management focuses its efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals and rental rates. Properties are regularly evaluated for potential added value appreciation and cashflow and, if lacking such potential, are sold with the equity reinvested in new acquisitions or otherwise allocated in a manner we believe is accretive to our stockholders. Our ability to increase assets under management is affected by our ability to raise borrowings and/or capital, coupled with our ability to identify appropriate investments.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED March 31, 2021 and 2020

The discussion that follows is based on our consolidated results of operations for the 2021 Quarter and 2020 Quarter. Although the COVID-19 pandemic did not significantly impact our operating results for the 2021 Quarter, we expect that the effects of the COVID-19 pandemic may significantly adversely affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, real estate rental revenues, credit losses, and leasing activity, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous factors, many of which are outside of our control, as discussed under “Risk Factors.”

Revenues. Total revenues were $5.67 million for the three months ended March 31, 2021 compared to $7.03 million for the same period in 2020, a decrease of approximately $1.36 million or 19.3%, which is primarily due to a net decrease in rental income related to the sale of three properties in 2020 and two properties during the first quarter of 2021. The decrease in rental income is also attributed to COVID-19 related tenant workouts, which included rent abatements and deferrals that are being recognized over the remaining lease term.

Rental Operating Costs. Rental operating costs decreased by $0.54 million to $1.84 million for the three months ended March 31, 2021, compared to $2.38 million for the same period in 2020. Rental operating costs as a percentage of total revenue also decreased to 32.4% as compared to 33.9% for the three months ended March 31, 2021 and 2020, respectively. The overall decrease in rental operating costs for the three months ended March 31, 2021 as compared to 2020 is due to the sale of three properties in 2020 and two properties during the quarter ended March 31, 2021, as well as the mix of properties held to include a higher percentage of model homes period over period, which have significantly lower operating costs.

General and Administrative Expenses. General & Administrative (“G&A”) expenses for the three months ended March 31, 2021 and 2020 totaled approximately $1.5 million and $1.3 million, respectively.  These expenses increased by approximately $0.2 million for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to increased payroll related costs and stock compensation expenses.  G&A expenses as a percentage of total revenue was 27.1% and 19.2% for three months ended March 31, 2021 and 2020, respectively.

Depreciation and Amortization. Depreciation and amortization expense was $1.43 million for the three months ended March 31, 2021, compared to $1.57 million for the same period in 2020, representing a decrease of $0.14 million or 9%. The decrease in depreciation and amortization expense in 2021 compared to the same period in 2020 is primarily due to the sale of three properties in 2020 and two properties during the three months ended March 31, 2021, and the classification of three additional commercial properties as held for sale subsequent to March 31, 2020, upon which the Company ceased depreciation.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. The Company recognize impairment of $0.3 million, related to the potential sale or our Highland Court property, in the Condensed Consolidated Statements of Operations during the three months ended March 31, 2021.  Management considered the impact of COVID-19 on all other remaining assets as of March 31, 2021 and determined that there were no other indicators of impairment had occurred as of that date.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges was $1.31 million for the three months ended March 31, 2021 compared to $1.69 million for the same period in 2020, a decrease of $0.38 million or 22.5%. The decrease in mortgage interest expense relates to the decreased number of commercial properties owned in 2021 compared to 2020 and the related mortgage debt. The weighted average interest rate on our outstanding debt was 3.9% and 4.6% as of March 31, 2021 and 2020, respectively.

Interest expense - note payable. On September 17, 2019, the Company executed a Promissory Note pursuant to which Polar Multi-Strategy Master Fund (“Polar”), extended a loan in the principal amount of $14.0 million to the Company (the "Polar Note"). The Polar Note boar interest at a fixed rate of 8% per annum and required monthly interest-only payments. Interest expense, including amortization of the deferred offering costs and Original Issue Discount of $1.4 million, totaled $0.3 million  and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.  The Polar Note was paid in full during the three months ended March 31, 2021.

Loss on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2021 and 2020" above for further detail.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the three months ended March 31, 2021 and 2020 totaled approximately $0.4 million and $0.2 million.

Geographic Diversification Tables

The following tables show a list of commercial properties owned by the Company grouped by state and geographic region as of March 31, 2021:

		Aggregate		Current	Approximate %
	No. of	Square	Approximate %	Base Annual	of Aggregate
State	Properties	Feet	of Square Feet	Rent	Annual Rent
California	2	113,617	11.6%	$1,884,590	14.9%
Colorado	7	467,640	47.8%	7,764,044	61.4%
North Dakota	4	397,039	40.6%	2,997,621	23.7%
Total	13	978,296	100.0%	$12,646,255	100%

The following tables show a list of our Model Home properties by geographic region as of March 31, 2021:

				Current	Approximate
	No. of	Aggregate	Approximate %	Base Annual	of Aggregate
Geographic Region	Properties	Square Feet	of Square Feet	Rent	% Annual Rent
Southwest	91	273,227	87.8%	$2,635,404	84.8%
Southeast	11	25,120	8.1%	$292,140	9.4%
Midwest	2	6,602	2.1%	$99,276	3.2%
Northeast	2	6,153	2.0%	$80,844	2.6%
Total	106	311,102	100%	$3,107,664	100%

LIQUIDITY AND CAPITAL RESOURCES

Overview

As the local and global economies have weakened as a result of COVID-19, ensuring adequate liquidity is critical. We believe we have access to adequate resources to meet the needs of our existing operations and working capital, to the extent we are not funded by cash provided by operating activities. However, we expect the COVID-19 pandemic may adversely impact our future operating cash flows due to the inability of some of our tenants to pay their rent on time or at all. We have negotiated lease amendments with certain tenants who have demonstrated financial distress caused by the COVID-19 pandemic, which included rent deferral, temporary rent abatement, or reduced rental rates and/or lease extensions and has affected our short-term liquidity. The COVID-19 pandemic may also make financing more difficult to obtain for us and for prospective buyers of our properties, resulting in difficulty in selling assets within our expected timeframe, or for our expected sales price.

Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings, financial aid from government programs instituted as a result of COVID-19, and the sale of equity or debt securities. Our cash and restricted cash at March 31, 2021 was approximately $7.0 million.  Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. We also are actively seeking investments that are likely to produce income and achieve long term gains in order to pay dividends to our stockholders. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. We currently do not have a revolving line of credit but have been working to obtain such a line of credit.

Our short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders.  Principal payments due on our mortgage notes payables, during the last nine months of 2021, total approximately $11.3 million, of which $4.4 million is related to model home properties, and approximately $5.8 million is related to our World Plaza property ("World Plaza"), the loan for which contains an additional one-year extension feature.  Management expects that the loan World Plaza, which is scheduled to sell to an unrelated third party in the second quarter of 2021, will be paid in full within the one-year extension period.  Management also expects certain model home properties will be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes will be refinanced.  Additional principal payments will be made with cash flows from ongoing operations.

We plan to sell certain commercial properties or refinance a significant portion of the mortgage notes payable in the event the commercial property securing the respective mortgage note is not sold on or before maturity. We believe that the cash flow from our existing portfolio, distributions from joint ventures in Model Home Partnerships and property sales during 2021 will be sufficient to fund our near-term operating costs, capital expenditures and future dividends that may be paid to stockholders. If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we plan to fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, issuance of debt instruments, additional investors, or we will reduce the rate of dividends to the stockholders. During the three months ended March 31, 2021 the Company paid a cash dividend of approximately $1.0 million or $0.101 per share.  The Company intends to continue to pay dividends to our stockholders on a quarterly basis going forward, but there can be no guarantee the Board of Directors will approve any future dividends.

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

Cash Equivalents and Restricted Cash

At March 31, 2021 and December 31, 2020, we had approximately $7.0 million and $11.5 million in cash equivalents, respectively, and $4.0 million and $4.2 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts and cash held in bank accounts at third party institutions. During 2021 and 2020, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $1.9 million of our cash balance is restricted and intended for capital expenditures on existing properties (net of deposits held in reserve accounts by our lenders). We intend to use the remainder of our existing cash and cash equivalents for reduction of principal debt, general corporate purposes or dividends to our stockholders.

Secured Debt

As of March 31, 2021, the Company had one variable-rate mortgage note payable on a commercial property with a principal amount of $5.8 million and fixed-rate mortgage notes payable in the aggregate principal amount of $83.2 million, collateralized by a total of 13 commercial properties with loan terms at issuance ranging from 3 to 22 years. The weighted-average interest rate on these mortgage notes payable as of March 31, 2021 was approximately 4.38%, and our debt to estimated market value of these properties was approximately 61.2%.

As of March 31, 2021, the Company had 102 fixed-rate mortgage notes payable related to model homes in the aggregate principal amount of $26.3 million, collateralized by a total of 102 Model Homes. These loans generally have a term at issuance of three to five years. As of March 31, 2021, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $258,000 and 3.5%, respectively. Our debt to estimated market value on these properties is approximately 60.3%. The Company has guaranteed between 25% - 100% of these mortgage loans.

We have been able to refinance maturing mortgages to extend maturity dates and we have not experienced any notable difficulties financing our acquisitions.

Cash Flows for the three months ended March 31, 2021 and March 31, 2020

Operating Activities: Net cash used by operating activities for the three months ended March 31, 2021 increased by approximately $1.0 million to approximately $1.5 million from $0.5 million for the three months ended March 31, 2020. The increase in net cash used in operating activities is mainly due to changes in net income, which fluctuates based on timing of receipt and payment, as well as an increase in non-cash addbacks such as straight-line rent.

Investing Activities: Net cash provided by investing activities for the three months ended March 31, 2021 was approximately $18.9 million compared to approximately $20.1 million during the same period in 2020. The change from each period was primarily related to the mix of gross proceeds from the sale of office buildings and Model Homes sold in each period.

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

Financing Activities: Net cash used in financing activities during the three months ended March 31, 2021 was $22.0 million compared to $21.1 million for the same period in 2020 and was primarily due to the following activities for the three months ended March 31, 2021:

•	Net increase in dividends paid to stockholders of $1.0 million; and

•	Net increase in repayment of the Polar Note of $2.5 million; offset by

•	Net increase in proceeds from mortgage notes of $1.7 million; and

•	Net decrease in repayment of mortgage notes payable of $2.6 million.

Off-Balance Sheet Arrangements

As of March 31, 2021, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Furthermore, we do not believe that these controls have been impacted by COVID-19 related circumstances, including remote work arrangements with our employees.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

The following supplements and updates the risk factors in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. If any of the risks discussed below or in our Annual Report on Form 10-K occur, our business, prospects, liquidity, financial condition and results of operations (individually and collectively referred to in the following risk factor as “Financial Performance”) could be materially and adversely affected. Some statements in this Quarterly Report on Form 10-Q, including statements in the following risk factors, constitute forward-looking statements. Please refer to the introductory section of this Quarterly Report on Form 10-Q, preceding Part I, "Financial Information," entitled “Cautionary Note Regarding Forward-Looking Statements.”

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

•

a complete or partial closure of one or more of our properties resulting from government or tenant action (as of March 31, 2021, many of our commercial properties were reopened, however certain tenants were still operating on a limited basis pursuant to local government orders);

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
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2021.

31.2

Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2021.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2021	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

	By:	/s/ Adam Sragovicz
	Name:	Adam Sragovicz
	Title:	Chief Financial Officer

	By:	/s/ Ed Bentzen
	Name:	Ed Bentzen
	Title:	Chief Accounting Officer