Form 10-Q
period 2021-06-30
Presidio Property Trust, Inc.
filed 2021-08-10
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

(Address of principal executive offices)

(760) 471-8536

(Registrant’s telephone number, including area code)

Title of each class of registered securities	Trading Symbol(s)	Name of each exchange on which registered
Series A Common Stock,	SQFT	The Nasdaq Stock Market LLC
$0.01 par value per share
9.375% Series D Cumulative Redeemable Perpetual Preferred Stock	SQFTP	The Nasdaq Stock Market LLC
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

At August 10, 2021, registrant had issued and outstanding 10,508,363 shares of its Series A common stock, $0.01 par value.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report and in our other filings with the Securities and Exchange Commission (the “SEC”). Forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, financial condition, liquidity, capital resources, cash flows, results of operations and other financial and operating information.  Forward-looking statements included in this report include, but are not limited to, statements regarding purchases and sales of properties, plans for financing and refinancing our properties, the adequacy of our capital resources, changes to the markets in which we operate, our business plans and strategies, and our payment of dividends. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “should,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Important factors that may cause actual results to differ from projections include, but are not limited to:

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

•	our reliance on third-party property managers to manage a substantial number of our properties and brokers and/or agents to lease our properties;

•	decrease in supply and/or demand for single family homes, inability to acquire additional model homes, and increased competition to buy such properties;

•	terrorist attacks or actions and/or risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions;

•	failure to continue to qualify as a REIT;

•	adverse results of any legal proceedings;

•	changes in laws, rules and regulations affecting our business; and

•	the other risks and uncertainties discussed in Risk Factors in our Annual Report on Form 10-K and elsewhere herein.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$17,199,715	$18,827,000
Buildings and improvements	108,927,843	115,409,423
Tenant improvements	12,264,082	11,960,018
Lease intangibles	4,110,139	4,110,139
Real estate assets and lease intangibles held for investment, cost	142,501,779	150,306,580
Accumulated depreciation and amortization	(28,480,085)	(26,551,789)
Real estate assets and lease intangibles held for investment, net	114,021,694	123,754,791
Real estate assets held for sale, net	10,370,836	42,499,176
Real estate assets, net	124,392,530	166,253,967
Cash, cash equivalents and restricted cash	29,343,392	11,540,917
Deferred leasing costs, net	1,178,277	1,927,951
Goodwill	2,423,000	2,423,000
Other assets, net	3,509,354	3,422,781
TOTAL ASSETS	$160,846,553	$185,568,616
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$89,226,919	$94,664,266
Mortgage notes payable related to properties held for sale, net	753,439	25,365,430
Mortgage notes payable, total net	89,980,358	120,029,696
Note payable, net	—	7,500,086
Accounts payable and accrued liabilities	4,391,594	5,126,199
Accrued real estate taxes	940,701	2,548,686
Dividends payable preferred stock	95,836	—
Lease liability, net	89,251	102,323
Below-market leases, net	98,883	139,045
Total liabilities	95,596,623	135,446,035
Commitments and contingencies (Note 9)
Equity:
Series D Preferred Stock, $0.01 par value per share; 1,000,000 shares authorized; 0 and 920,000 shares issued and outstanding (liquidation preference $25.00 per share) as of June 30, 2021 and December 31, 2020, respectively	9,200	—
Series A Common Stock, $0.01 par value, shares authorized: 100,000,000; 9,508,363 shares were both issued and outstanding at June 30, 2021 and December 31, 2020, respectively	95,038	95,038
Additional paid-in capital	176,943,749	156,463,146
Dividends and accumulated losses	(125,590,168)	(121,674,505)
Total stockholders' equity before noncontrolling interest	51,457,819	34,883,679
Noncontrolling interest	13,792,111	15,238,902
Total equity	65,249,930	50,122,581
TOTAL LIABILITIES AND EQUITY	$160,846,553	$185,568,616

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental income	$4,553,798	$5,879,526	$10,031,021	$12,665,211
Fees and other income	292,785	241,878	484,316	485,344
Total revenue	4,846,583	6,121,404	10,515,337	13,150,555
Costs and expenses:
Rental operating costs	1,485,815	1,999,834	3,324,738	4,380,926
General and administrative	1,344,770	1,278,971	2,882,036	2,630,316
Depreciation and amortization	1,368,209	1,622,230	2,797,143	3,196,756
Impairment of real estate assets	—	845,674	300,000	845,674
Total costs and expenses	4,198,794	5,746,709	9,303,917	11,053,672
Other income (expense):
Interest expense-mortgage notes	(1,207,036)	(1,477,628)	(2,512,057)	(3,165,404)
Interest expense - note payable	—	(795,728)	(279,373)	(1,661,798)
Interest and other income (expense), net	(20,657)	8,400	(53,443)	1,405
Gain on sales of real estate, net	2,594,341	334,096	1,433,014	324,261
Gain on extinguishment of government debt	—	—	10,000	—
Income tax expense	(238,701)	(51,369)	(288,899)	(135,000)
Total other income (expense), net	1,127,947	(1,982,229)	(1,690,758)	(4,636,536)
Net income (loss)	1,775,736	(1,607,534)	(479,338)	(2,539,653)
Less: Loss attributable to noncontrolling interests	(925,697)	(315,282)	(1,332,305)	(490,293)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$850,039	$(1,922,816)	$(1,811,643)	$(3,029,946)
Less: Preferred Stock Series D dividends	(95,836)	—	(95,836)	—
Net income (loss) attributable to Presidio Property Trust, Inc. common stockholders	$754,203	$(1,922,816)	$(1,907,479)	$(3,029,946)

Net income (loss) per share attributable to Presidio Property Trust, Inc. common stockholders:
Basic & Diluted	$0.08	$(0.22)	$(0.20)	$(0.34)

Weighted average number of common shares outstanding - basic & diluted	9,508,363	8,897,037	9,508,363	8,889,436

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2020	—	$—	9,508,363	$95,038	$156,463,146	$(121,674,505)	$34,883,679	$15,238,902	$50,122,581
Net loss	—	—	—	—	—	(2,661,682)	(2,661,682)	406,608	(2,255,074)
Dividends paid on common stock	—	—	—	—	—	(998,795)	(998,795)	—	(998,795)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(2,034,212)	(2,034,212)
Balance, March 31, 2021	—	—	9,508,363	95,038	156,463,146	(125,334,982)	31,223,202	13,611,298	44,834,500
Net income	—	—	—	—	—	850,039	850,039	925,697	1,775,736
Dividends paid on common stock	—	—	—	—	—	(1,009,389)	(1,009,389)	—	(1,009,389)
Dividends to Series D preferred stockholder	—	—	—	—	—	(95,836)	(95,836)	—	(95,836)
Issuance of preferred stock Series D, net of issuance costs	920,000	9,200	—	—	20,480,603	—	20,489,803	—	20,489,803
Distributions in excess of contributions received	—	—	—	—	—	—	—	(744,884)	(744,884)
Balance, June 30, 2021	920,000	$9,200	9,508,363	$95,038	$176,943,749	$(125,590,168)	$51,457,819	$13,792,111	$65,249,930

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2019	—	$—	8,881,842	$88,818	$152,129,120	$(113,037,144)	$39,180,794	$17,440,394	$56,621,188
Net loss	—	—	—	—	—	(1,107,130)	(1,107,130)	175,011	(932,119)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(277,472)	(277,472)
Balance, March 31, 2020	—	$—	8,881,842	$88,818	$152,129,120	$(114,144,274)	$38,073,664	$17,337,933	$55,411,597
Net loss	—	—	—	—	—	(1,922,816)	(1,922,816)	315,282	(1,607,534)
Contributions received from noncontrolling interests, net of distributions paid	—	—	—	—	—	—	—	66,697	66,697
Share reconciliation adjustment	—	—	(16,080)	(162)	162	—	—	—	—
Issuance of stock for Limited Partnership interests	—	—	59,274	594	1,247,396	—	1,247,990	(1,247,990)	—
Balance, June 30, 2020	—	$—	8,925,036	$89,250	$153,376,678	$(116,067,090)	$37,398,838	$16,471,922	$53,870,760

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(479,338)	$(2,539,653)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,797,143	3,196,756
Stock compensation	582,199	361,243
Bad debt expense		51,912
Gain on sale of real estate assets, net	(1,433,014)	(324,261)
Gain on extinguishment of government debt	(10,000)	—
Impairment of real estate assets	300,000	845,674
Accretion of original issue discount	—	675,603
Amortization of financing costs	371,201	733,024
Amortization of above-market leases	36,055	25,341
Amortization of below-market leases	(34,450)	(83,586)
Straight-line rent adjustment	(170,554)	(160,584)
Changes in operating assets and liabilities:
Other assets	(426,209)	997,694
Accounts payable and accrued liabilities	(938,461)	(1,860,992)
Accrued real estate taxes	(1,607,985)	(1,717,453)
Net cash (used in) provided by operating activities	(1,013,413)	200,718
Cash flows from investing activities:
Real estate acquisitions	(2,851,800)	(6,292,383)
Additions to buildings and tenant improvements	(332,508)	(2,382,436)
Additions to deferred leasing costs	(73,491)	(95,151)
Proceeds from sales of real estate, net	44,335,436	29,383,743
Net cash provided by investing activities	41,077,637	20,613,773
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	8,003,807	7,154,117
Repayment of mortgage notes payable	(38,077,499)	(24,171,066)
Repayment of note payable	(7,675,598)	(5,224,401)
Payment of deferred offering costs	(214,982)	(95,652)
Distributions to noncontrolling interests, net	(2,779,096)	(210,775)
Issuance of Preferred Stock Series D, net of offering costs	20,489,803	—
Dividends paid to common stockholders	(2,008,184)	—
Net cash used in financing activities	(22,261,749)	(22,547,777)
Net increase (decrease) in cash equivalents and restricted cash	17,802,475	(1,733,286)
Cash, cash equivalents and restricted cash - beginning of period	11,540,917	10,391,275
Cash, cash equivalents and restricted cash - end of period	$29,343,392	$8,657,989
Supplemental disclosure of cash flow information:
Interest paid-mortgage notes payable	$2,400,367	$3,089,554
Interest paid-notes payable	$103,861	$425,267
Unpaid deferred financing costs	$35,000	$91,037
Non-cash financing activities:
Issuance of stock for limited partnership interests	$—	$1,247,990
Dividends payable - Preferred Stock Series D	$95,836	$—

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2021

1. ORGANIZATION

Organization. Presidio Property Trust, Inc. (“we”, “our”, “us” or the “Company”) is an internally-managed real estate investment trust (“REIT”), with holdings in office, industrial, retail and model home properties. We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” Through Presidio Property Trust, Inc., its subsidiaries and its partnerships, we own 11 commercial properties in fee interest one of which we own as a partial interest in various affiliates, in which we serve as general partner, member and/or manager.

The Company or one of its affiliates operates the following partnerships during the periods covered by these condensed consolidated financial statements:

•	The Company is the sole general partner and a limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), one of which, at June 20, 2021, had ownership interests in an entity that owns income producing real estate. The Company refers to these entities collectively as the "NetREIT Partnerships"

•	The Company is the general and limited partner in six limited partnerships that purchase model homes and lease them back to homebuilders (Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP, Dubose Model Home Investors #204, LP, Dubose Model Home Investors #205, LP, Dubose Model Home Investors #206, LP and NetREIT Dubose Model Home REIT, LP). The Company refers to these entities collectively as the “Model Home Partnerships”.

The Company has determined that the limited partnerships in which it owns less than 100% should be included in the Company’s consolidated financial statements as the Company directs their activities and has control of such limited partnerships.

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), for federal income tax purposes. To maintain our qualification as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we maintain our qualification for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to maintain our qualification as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. We are subject to certain state and local income taxes.

We, together with one of our entities, have elected to treat our subsidiaries as a taxable REIT subsidiary (a “TRS”) for federal income tax purposes. Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to federal and state income taxes. The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed any significant interest or penalties for tax positions by any tax jurisdictions.

Initial Public Offering. On  October 6, 2020, we completed an initial public offering ("IPO"), selling 500,000 shares of our Series A Common Stock at $5.00 per share. Proceeds from our IPO were $2.0 million after deducting approximately $0.5 million in underwriting discounts, commissions and fees and before giving effect to $0.5 million in other expenses relating to the IPO. Incremental costs of $0.5 million that were directly attributable to issuing new shares were deducted from equity in the Consolidated Statements of Equity, while costs that were not directly related to issuing new shares of $0.5 million were expensed in deferred offering costs in the Consolidated Statements of Operations. We utilized the net proceeds of this offering for general corporate and working capital purposes.

Reverse Stock Split. On July 29, 2020, we amended our charter to effect a one-for-two reverse stock split of every outstanding share of our Series A Common Stock. The financial statements and accompanying footnotes have been retroactively restated to reflect the reverse stock split.

Preferred Stock Series D.  On June 15, 2021, the Company completed its secondary offering of 800,000 shares of our 9.375% Series D Cumulative Redeemable Perpetual Preferred Stock ("Series D Preferred Stock") for cash consideration of $25.00 per share to a syndicate of underwriters led by The Benchmark Company, LLC, as representative, resulting in approximately $18.1 million in net proceeds, after deducting the underwriting discounts and commissions and the offering expenses paid by the Company. The Company granted the underwriters a 45-day option to purchase up to an additional 120,000 shares of Series D Preferred Stock to cover over-allotments, which they exercised on June 17, 2021, resulting in approximately $2.7 million in net proceeds, after deducting the underwriting discounts and commissions and the offering expenses paid by the Company.  In total, the Company issued 920,000 shares of Series D Preferred Stock with net proceeds of approximately $20.5 million, after deducting the underwriting discounts and commissions and the offering expenses paid by the Company and deferred offering costs. The Company intends to use these proceeds for general corporate and working capital purposes and to potentially acquire additional properties.

Repaid Note. On September 17, 2019, the Company issued a Promissory Note (the “Polar Note”) pursuant to which Polar Multi-Strategy Master Fund, provided a loan in the principal amount of $14.0 million to the Company. The Note bore interest at a fixed rate of 8% per annum and required monthly interest-only payments. On September 1, 2020, we extended the maturity of the Polar Note from October 1, 2020 to March 31, 2021, at which time the entire outstanding principal balance of $8.8 million and accrued and unpaid interest was to be due and payable. On September 30, 2020, we paid a renewal fee of 4% on the unpaid principal balance of the Polar Note. The Company used the proceeds of the Polar Note to redeem all of the outstanding shares of Series B Preferred Stock.  As of December 31, 2020, the outstanding principal balance of the Polar Note was approximately $7.7 million. During the first quarter of 2021, prior to maturity, the Polar Note was paid in full primarily from available cash on hand and proceeds of property sales.

Liquidity.

The Company's anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings, financial aid from government programs instituted as a result of COVID- 19, and the sale of equity or debt securities.  Future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. The Company is also seeking investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders, and may seek a revolving line of credit to provide short-term liquidity. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders.  Future principal payments due on mortgage notes payables, during the last six months of 2021, total approximately $2.6 million, of which $2.0 million is related to model home properties.  Management expects certain model home properties can be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes can be refinanced, as the Company has historically been able to do in the past.  Additional principal payments will be made with cash flows from ongoing operations.

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

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of and for the three and six months ended June 30, 2021 and 2020, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the SEC on March 30, 2021. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 due to real estate market flections, available mortgage lending rates and other factors, such as the effects of the novel coronavirus (“COVID-19”) and its possible influence on our future results.

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

The Company classifies the noncontrolling interests in the NetREIT Partnerships as part of consolidated net income (loss) in 2021 and 2020 and has included the accumulated amount of noncontrolling interests as part of equity since inception in February 2010. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interest will be remeasured, with the gain or loss reported in the statement of operations. Management has evaluated the noncontrolling interests and determined that they do not contain any redemption features.

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

The value allocable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net decrease in rental income of approximately $3,000 and $2,000 for the three and six months ended June 30, 2021, respectively.  Amortization of above and below-market rents resulted in a net increase in rental income of approximately $28,000 and $58,000 for the three and six months ended June 30, 2020, respectively.

The value of in-place leases and unamortized lease origination costs are amortized to expenses over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third-party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively.  Amortization expense related to these assets was approximately $0.1 million and $0.3 million for the three and six months ended  June 30, 2020, respectively.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third-party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At June 30, 2021 and  December 31, 2020, the Company had net deferred leasing costs of approximately $1.2 million and $1.9 million, respectively. Total amortization expense for the three and six months ended June 30, 2021 was approximately $87,000 and $173,000, respectively  Total amortization expense for the three and six months ended  June 30, 2020, was approximately $101,000 and $200,000, respectively.

Cash Equivalents and Restricted Cash. At June 30, 2021 and December 31, 2020, we had approximately $29.3 million and $11.5 million in cash equivalents and restricted cash, respectively, of which approximately $4.1 million and $4.2 million represented restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash and cash in our operating accounts and are held in bank accounts at third party institutions. Restricted cash typically consists of funds held by lenders to be used for property taxes, insurance, capital expenditures and leasing commissions.  As of June 30, 2021, restricted cash included approximately $0.9 million in cash held in escrow that relates to a delayed like-kind exchange transaction pursued under Section 1031 of the Internal Revenue Code 1986, as amended (the "Internal Revenue Code").

Real Estate Held for Sale. Real estate held for sale during the current period is classified as “real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Mortgage notes payable related to the real estate held for sale during the current period are classified as “mortgage notes payable related to real estate held for sale, net” for all prior periods presented in the accompanying condensed consolidated financial statements. As of June 30, 2021, one commercial property met the criteria to be classified as held for sale (World Plaza) and two model homes were classified as held for sale.

Deferred Offering Costs. Deferred offering costs represent legal, accounting and other direct costs related to our public offerings. Total deferred offering costs, as of June 30, 2021 and December 31, 2020, were approximately $0.1 million, at the end of each period.  These costs include direct costs related to the preparation of a registration statement on Form S-3 filed on December 29, 2020, and amended on April 13, 2021. These costs were deferred and were included in Other Assets on the accompanying condensed consolidated balance sheets at June 30, 2021 and December 31, 2020.  Offering costs/deferred offering costs/underwriters' discount in connections to the issuance of the Preferred Stock Series D were charged against shareholders' equity within Additional paid-in-capital. Offering costs typically include legal, accounting, and other fees associated with the cost of raising equity capital.  As of June 30, 2021 offering costs related to the Series D Preferred Stock, netted against offering proceeds, totaled approximately $2.5 million.

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

During the fourth quarter of 2020, the Company recorded its Highland Court property (“Highland Court”) as held for sale and subsequently entered into a purchase and sale agreement (“PSA”) with an unrelated third party.  Highland Court had a book value of approximately $10.5 million prior to entering into the PSA. The final selling price as agreed upon in the PSA was approximately $10.2 million. As such, the Company recorded a $0.3 million non-cash impairment in the accompanying condensed consolidated statement of operations at  March 31, 2021.  The sale was completed in May 2021.

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

Earnings per share (“EPS”). The EPS on Common stock has been computed pursuant to the guidance in FASB ASC Topic 260, Earnings Per Share.  The guidance requires the classification of the Company’s unvested restricted stock, which contain rights to receive non-forfeitable dividends, as participating securities requiring the two-class method of computing net income per share of common stock.  In accordance with the two-class method, earnings per share has been computed by dividing the net income less net income attributable to unvested restricted shares by the weighted average number of shares of common stock outstanding less unvested restricted shares. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock and potentially dilutive securities outstanding in accordance with the treasury stock method.

As of June 30, 2021, there were 385,274 shares of restricted unvested common stock grants to employees that were anti-dilutive for the three and six months ended June 30, 2021 and were not included in the computation of diluted earnings per share.  As of June 30, 2020, there were 212,783 shares of restricted unvested common stock grants to employees that were anti-dilutive for the three and six months ended June 30, 2020 and were not included in the computation of diluted earnings per share.

Subsequent Events. We evaluate subsequent events up until the date the condensed consolidated financial statements are issued.

Recently Issued and Adopted Accounting Pronouncements.  In June 2017, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, amendedin February 2020 with ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842). ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. While ASU 2016-13 was effective for periods beginning after December 15, 2019, the issuance of ASU 2020-02 has allowed for the delay in adoption for certain smaller public companies, and is now effective for fiscal periods beginning after December 15, 2022. Retrospective adjustments shall be applied through a cumulative-effect adjustment to retained earnings. The Company is continuing to evaluate the impact of this guidance on its financial statements, and does not believe it will have a material impact on the financial statements.

3. RECENT REAL ESTATE TRANSACTIONS

During the six months ended June 30, 2021, the Company disposed of the following properties:

•	Waterman Plaza, which was sold on January 28, 2021 for approximately $3.5 million and the Company recognized a loss of approximately $0.2 million.

•	Garden Gateway, which was sold on February 19, 2021 for approximately $11.2 million and the Company recognized a loss of approximately $1.4 million.

•	Highland Court, which was sold on May 20, 2021 for approximately $10.2 million and the Company recognized a loss of approximately $1.6 million.

•	Executive Office Park, which was sold on May 21, 2021, for approximately $8.1 million and the Company recognized a gain of approximately $2.5 million.

During the six months ended June 30, 2021, the Company acquire d 6 model homes for approximately $2.9 million. The purchase price was paid through cash payments of approximately $0.9 million and mortgage notes of approximately $2.0 million.

During the six months ended June 30, 2021, the Company disposed of 32 model homes for approximately $15.1 million and recognized a gain of approximately $2.3 million.

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

During the
six months ended June 30, 2020
, the Company acquired
17
 model homes for approximately
$6.3 million
. The purchase price was paid through cash payments of approximately
$1.9 million
 and mortgage notes of approximately
$4.4 million
.

During the six months ended June 30, 2020, the Company disposed of 21 model homes for approximately $8.0 million and recognized a gain of approximately $0.6 million.

4. REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, retail, and triple-net leased model home properties.  We have five commercial properties located in Colorado, four in North Dakota and two in Southern California. Our model home properties are located in four states. As of June 30, 2021, the Company owned or had an equity interest in:

•	Seven office buildings and One industrial property (“Office/Industrial Properties”) which total approximately 724,000 rentable square feet;

•	Three retail shopping centers (“Retail Properties”) which total approximately 111,000 rentable square feet; and

•	92 model home residential properties (“Model Homes” or “Model Home Properties”), totaling approximately 276,000 square feet, leased back on a triple-net basis to homebuilders that are owned by six affiliated limited partnerships and one wholly-owned corporation, all of which we control.

A summary of the properties owned by the Company as of June 30, 2021 and  December 31, 2020 is as follows:

	Date		Real estate assets, net (in thousands)
Property Name	Acquired	Location	2021	2020
Garden Gateway Plaza (1)	March 2007	Colorado Springs, Colorado	—	$11,465
World Plaza (2)	September 2007	San Bernardino, California	9,272	9,272
Executive Office Park (1)	July 2008	Colorado Springs, Colorado	—	5,106
Waterman Plaza (1)	August 2008	San Bernardino, California	—	3,500
Genesis Plaza (3)	August 2010	San Diego, California	8,322	8,651
Dakota Center	May 2011	Fargo, North Dakota	8,426	8,597
Grand Pacific Center	March 2014	Bismarck, North Dakota	5,594	5,684
Arapahoe Center	December 2014	Centennial, Colorado	8,920	9,233
Union Town Center	December 2014	Colorado Springs, Colorado	9,250	9,345
West Fargo Industrial	August 2015	Fargo, North Dakota	7,034	7,061
300 N.P.	August 2015	Fargo, North Dakota	3,248	3,280
Research Parkway	August 2015	Colorado Springs, Colorado	2,407	2,438
One Park Center	August 2015	Westminster, Colorado	8,302	8,586
Highland Court (1) (4)	August 2015	Centennial, Colorado	—	10,500
Shea Center II	December 2015	Highlands Ranch, Colorado	20,496	21,026
Presidio Property Trust, Inc. properties			91,271	123,744
Model Home properties (5)	2014 - 2020	TX, FL, IL, WI	33,122	42,510
Total real estate assets and lease intangibles, net			$124,393	$166,254

(1) This property was sold during the six months ended  June 30, 2021.

(2) This property is held for sale as of June 30, 2021.

(3) Genesis Plaza is owned by two tenants-in-common, each of which 57% and 43%, respectively, and we beneficially own an aggregate of 76.4%.

(4) A portion of the proceeds from the sale are Highland Court are included in restricted cash, totaling approximately $0.9 million, and are held in escrow for a delayed like-kind exchange transaction pursued under Section 1031 of the Internal Revenue.

(5)  Includes two Model Home listed as held for sale as of June 30, 2021 .

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	June 30, 2021			December 31, 2020
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$2,515,264	$(2,276,081)	$239,183	$3,136,587	$(2,757,530)	$379,057
Leasing costs	1,261,390	(1,122,131)	139,259	1,730,656	(1,510,559)	220,097
Above-market leases	333,485	(327,476)	6,009	333,485	(291,421)	42,064
	$4,110,139	$(3,725,688)	$384,451	$5,200,728	$(4,559,510)	$641,218

At each of  June 30, 2021 and  December 31, 2020, gross lease intangible assets of $0 and $1.1 million, respectively, were included in real estate assets held for sale.  At each of  June 30, 2021 and  December 31, 2020, accumulated amortization related to the lease intangible assets of $0 and $1.1 million, respectively, were included in real estate assets held for sale.

The net value of acquired intangible liabilities was $0.1 million relating to below-market leases at each of June 30, 2021 and  December 31, 2020.

Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

2021	$127,281
2022	202,342
2023	17,526
2024	17,526
2025	15,670
Thereafter	4,106
Total	$384,451

6. OTHER ASSETS

Other assets consist of the following:

	June 30,	December 31,
	2021	2020
Deferred rent receivable	$1,599,175	$1,912,048
Prepaid expenses, deposits and other	1,025,099	299,187
Accounts receivable, net	233,818	541,885
Right-of-use assets, net	88,550	102,144
Other intangibles, net	112,483	142,483
Notes receivable	316,374	316,374
Deferred offering costs	133,855	108,660
Total other assets	$3,509,354	$3,422,781

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following:

		Principal as of
		June 30,	December 31,	Loan	Interest
Mortgage note property	Notes	2021	2020	Type	Rate (1)	Maturity
Waterman Plaza	(2)	$-	$3,207,952	Variable	-	-
World Plaza	(3) (4)	-	5,802,568	Variable	2.91%	7/5/2021
Garden Gateway Plaza	(2)	-	5,861,523	Fixed	5.00%	8/5/2021
300 N.P.		2,253,299	2,273,478	Fixed	4.95%	6/11/2022
Highland Court	(2)	-	6,274,815	Fixed	3.82%	9/1/2022
Dakota Center		9,789,385	9,900,279	Fixed	4.74%	7/6/2024
Research Parkway		1,733,206	1,760,432	Fixed	3.94%	1/5/2025
Arapahoe Service Center		7,851,982	7,932,255	Fixed	4.34%	1/5/2025
Union Town Center		8,244,837	8,315,550	Fixed	4.28%	1/5/2025
One Park Centre		6,331,241	6,385,166	Fixed	4.77%	9/5/2025
Genesis Plaza		6,222,672	6,276,273	Fixed	4.71%	9/6/2025
Shea Center II		17,620,933	17,727,500	Fixed	4.92%	1/5/2026
Executive Office Park	(2)	-	2,985,998	Fixed	4.83%	6/1/2027
West Fargo Industrial		4,206,028	4,262,718	Fixed	3.27%	8/5/2029
Grand Pacific Center	(5)	3,679,496	3,738,142	Fixed	4.02%	8/1/2037
Subtotal, Presidio Property Trust, Inc. Properties		$67,933,079	$92,704,649
Model Home mortgage notes	(3)	22,781,235	28,083,356	Fixed	(6)	2021 - 2023
Mortgage Notes Payable		$90,714,314	$120,788,005
Unamortized loan costs		(733,956)	(758,309)
Mortgage Notes Payable, net		$89,980,358	$120,029,696

(1)	Interest rates as of June 30, 2021.

(2)	Waterman Plaza and Garden Gateway Plaza were sold during the first quarter of 2021, while Highland Court and Executive Office Park were sold in the second quarter of 2021.

(3)	Property held for sale as of June 30, 2021. There were two model homes included as real estate assets held for sale.

(4)	During June 2021, this loan was paid in full with cash from the sale of other properties and excess cash on hand.

(5)	Interest rate is subject to reset on September 1, 2023.

(6)	Our model homes have stand-alone mortgage note at interest rates ranging from 2.50% to 5.63% per annum as of June 30, 2021.

The Company believes that it is in compliance with all material conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable were as follows as of June 30, 2021:

	Presidio Property	Model
	Trust, Inc.	Homes	Total Principal
Years ending December 31:	Notes Payable	Notes Payable	Payments
2021	$665,787	$1,945,178	$2,610,965
2022	3,581,868	10,242,969	13,824,837
2023	1,410,835	5,605,481	7,016,316
2024	10,365,313	4,987,607	15,352,920
2025	28,783,605	—	28,783,605
Thereafter	23,125,671	—	23,125,671
Total	$67,933,079	$22,781,235	$90,714,314

8. NOTES PAYABLE

On September 17, 2019, the Company executed a Promissory Note pursuant to which Polar Multi-Strategy Master Fund, extended a loan in the principal amount of $14.0 million to the Company (the “Polar Note”). The Polar Note bore interest at a fixed rate of 8% per annum and required monthly interest-only payments. On  September 1, 2020, we extended the maturity of the Polar Note from  October 1, 2020 to  March 31, 2021, at which time the entire outstanding principal balance of $8.8 million and accrued and unpaid interest was to be due and payable. On  September 30, 2020, we paid the extension or renewal fee, which was 4% of the unpaid principal balance.  The principal balance of the Polar Note as of December 31, 2020 consisted of cash received, less cash repayments from property sales of $6.3 million and Original Issue Discount (“OID”) of $1.4 million. The OID was recorded on the accompanying condensed consolidated balance sheets as a direct deduction from the principal of the Polar Note and was recognized as interest expense over the term of the Polar Note commencing on September 17, 2019 through October 1, 2020. There was no unrecognized OID as of December 31, 2020 or June 30, 2021.

The Company incurred approximately $1.1 million in legal and underwriting costs related to the transaction. These costs were recorded as debt issuance costs on the accompanying consolidated balance sheets as a direct deduction from the principal of the Polar Note and were amortized over the term of the Polar Note.   During the first quarter of 2021, prior to maturity, the Polar Note was paid in full, primarily from available cash on hand and proceeds of property sales and all unamortized debt issuance costs were expensed.

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

On  April 1, 2021, our wholly-subsidiary, Dubose Model Homes Investors #203 LP ("DMH 203"), issued an unsecured promissory note with LGD Investments Ltd ("LGD") for $330,000 with an interest rate of 4% per annum and a maturity date of  April 30, 2022.  LGD Investments is owned and controlled by one of our directors, Larry Dubose.  During April and May 2021, DMH 203 paid LDG $2,200 in interest related to the promissory note.  On June 1, 2021, the Company assumed the promissory note from LDG a face value for $330,000 with no other changes in the terms of the note.  Interest expense and interest income related to this promissory note during June 2021 were eliminated through consolidation.

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

On June 15, 2021, the Company completed its secondary offering of 800,000 shares of our Series D Preferred Stock for cash consideration of $25.00 per share to a syndicate of underwriters led by Benchmark, as representative, resulting in approximately $18.1 million in net proceeds, after deducting the underwriting discounts and commissions and the offering expenses paid by the Company. The Company granted the underwriters a 45-day option to purchase up to an additional 120,000 shares of Series D Preferred Stock to cover over-allotments, which they exercised on June 17, 2021, resulting in approximately $2.7 million in net proceeds, after deducting the underwriting discounts and commissions and the offering expenses paid by the Company.  In total, the Company issued 920,000 shares of Series D Preferred Stock with net proceeds of approximately $20.5 million, after deducting the underwriting discounts and commissions and the offering expenses paid by the Company and deferred offering costs.  The Series D Preferred Stock is listed and trading on The Nasdaq Capital market under the symbol SQFTP.   The Company intends to use these proceeds for general corporate and working capital purposes, including to potentially acquire additional properties.  Below are some of the key terms of the Series D Preferred Stock:

Dividends:

Holders of shares of the Series D Preferred Stock are entitled to receive cumulative cash dividends at a rate of 9.375% per annum of the $25.00 per share liquidation preference (equivalent to $2.34375 per annum per share). Dividends will be payable monthly on the 15th day of each month (each, a “dividend payment date”), provided that if any dividend payment date is not a business day, then the dividend that would otherwise have been payable on that dividend payment date may be paid on the next succeeding business day without adjustment in the amount of the dividend.

Voting Rights:

Holders of shares of the Series D Preferred Stock will generally have no voting rights. However, if the Company does not pay dividends on the Series D Preferred Stock for eighteen or more monthly dividend periods (whether or not consecutive), the holders of the Series D Preferred Stock (voting separately as a class with the holders of all other classes or series of the Company’s preferred stock it may issue upon which like voting rights have been conferred and are exercisable and which are entitled to vote as a class with the Series D Preferred Stock in the election referred to below) will be entitled to vote for the election of two additional directors to serve on the Company’s  Board of Directors until the Company pays, or declares and sets apart funds for the payment of, all dividends that it owes on the Series D Preferred Stock, subject to certain limitations.

In addition, the affirmative vote of the holders of at least two-thirds of the outstanding shares of Series D Preferred Stock (voting together as a class with all other series of parity preferred stock the Company may issue upon which like voting rights have been conferred and are exercisable) is required at any time for the Company to (i) authorize or issue any class or series of its stock ranking senior to the Series D Preferred Stock with respect to the payment of dividends or the distribution of assets on liquidation, dissolution or winding up or (ii) to amend any provision of the Company charter so as to materially and adversely affect any rights of the Series D Preferred Stock or to take certain other actions.

Liquidation Preference :

In the event of the Company’s voluntary or involuntary liquidation, dissolution or winding up, the holders of shares of Series D Preferred Stock will be entitled to be paid out of the assets the Company has legally available for distribution to its stockholders, subject to the preferential rights of the holders of any class or series of its stock the Company may issue ranking senior to the Series D Preferred Stock with respect to the distribution of assets upon liquidation, dissolution or winding up, a liquidation preference of $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date of payment, before any distribution of assets is made to holders of the Company’s common stock or any other class or series of the Company’s stock it may issue that ranks junior to the Series D Preferred Stock as to liquidation rights.

In the event that, upon any such voluntary or involuntary liquidation, dissolution or winding up, the Company’s available assets are insufficient to pay the amount of the liquidating distributions on all outstanding shares of Series D Preferred Stock and the corresponding amounts payable on all shares of other classes or series of the Company’s stock that it issues ranking on parity with the Series D Preferred Stock in the distribution of assets, then the holders of the Series D Preferred Stock and all other such classes or series of stock shall share ratably in any such distribution of assets in proportion to the full liquidating distributions to which they would otherwise be respectively entitled.

Redemption:

Commencing on or after June 15, 2026, the Company may redeem, at its option, the Series D Preferred Stock, in whole or in part, at a cash redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the redemption date. Prior to June 15, 2026, upon a Change of Control (as defined in the  Articles Supplementary), the Company may redeem, at its option, the Series D Preferred Stock, in whole or part, at a cash redemption price of $25.00 per share, plus any accumulated and unpaid dividends to, but not including the redemption date. The Series D Preferred Stock has no stated maturity, will not be subject to any sinking fund or other mandatory redemption, and will not be convertible into or exchangeable for any of our other securities.

The Company evaluated the accounting guidance in ASC 480 regarding the classification of the Series D Preferred Stock as equity or a liability and ultimately determined that it should be classified as permanent equity.  On June 24, 2021, the board of director of the Company declared the first dividend on its Series D Preferred Stock for the initial period from the issue date of June 15 to June 30, 2021.  In accordance with the terms of the Series D Preferred Stock, the Series D dividend will be payable in cash in the amount of $0.10417 per share on July 15, 2021, to stockholders of record of Series D Preferred Stock as of the dividend record date of June 30, 2021

Common Stock. The Company is authorized to issue up to 100,000,000 shares of Series A Common Stock, 1,000 shares of Series B Common Stock, and 9,000,000 shares of Series C Common Stock (collectively, the "Common Stock") each with $0.01 par value. Each class of Common Stock has identical rights, preferences, terms and conditions except that the holders of Series B Common Stock are not entitled to receive any portion of Company assets in the event of the Company's liquidation. No shares of Series B or Series C Common Stock have been issued. Each share of Common Stock entitles the holder to one vote. Shares of our Common Stock are not subject to redemption and do not have any preference, conversion, exchange or preemptive rights. The articles of incorporation contain a restriction on ownership of the Common Stock that prevents one person from owning more than 9.8% of the outstanding shares of common stock.

Cash Dividends on Common Stock. During the six months ended June 30, 2021 the Company paid two cash dividends to the common stock holders of approximately $1.0 million or $0.101 per common share and approximately $1.0 million or $0.102 per common share. During the six months ended June 30, 2020 there were no cash dividends paid by the Company.

Partnership Interests. Through the Company, its subsidiaries and its partnerships, we own 11 commercial properties in fee interest, one of which we own partial interests in through our holdings in various affiliates in which we serve as general partner, member and/or manager. Each of the limited partnerships is referred to as a “DownREIT.” In each DownREIT, we have the right, through put and call options, to require our co-investors to exchange their interests for shares of our Common Stock at a stated price after a defined period (generally five years from the date they first invested in the entity’s real property), the occurrence of a specified event or a combination thereof. The Company is a limited partner in four partnerships and sole stockholder in one corporation, which entities purchase and leaseback model homes from homebuilders.

Dividend Reinvestment Plan. The Company adopted a distribution reinvestment plan (the “DRIP”) that allowed stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of the Company’s Common Stock. The Company registered 3,000,000 shares of Common Stock pursuant to the DRIP. The purchase price per share used in the past was 95% of the price the Company sold its shares, or $19.00 per share. No sales commission or dealer manager fees were paid on shares sold through the DRIP. The Company may amend, suspend or terminate the DRIP at any time. Any such amendment, suspension or termination is effective upon a designated dividend record date and notice of such amendment, suspension or termination is sent to all participants at least thirty (30) days prior to such record date. The DRIP became effective on January 23, 2012, was suspended on December 7, 2018 and adopted on October 6, 2020 in connection with our IPO, and updated to reflect a change in transfer agent and registrar. As of June 30, 2021, approximately $17.4 million or approximately 917,074 shares of common stock have been issued under the DRIP. No shares were issued under the DRIP during the six months ended June 30, 2021.

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

A summary of the activity for the Company’s restricted stock was as follows:

Common Shares
Outstanding shares:
Balance at December 31, 2020	126,190
Granted	282,694
Forfeited	(23,610)
Vested	—
Balance at June 30, 2021	385,274

The non-vested restricted shares outstanding as of June 30, 2021 will vest over the next one to seven years.

The value of non-vested restricted stock granted as of  June 30, 2021 and  December 31, 2020 was approximately $2.3 million and $0.9 million, respectively.

Share-based compensation expense for the three and six months ended June 30, 2021, was approximately $0.3 million and $0.6 million, respectively.  During the three and six months ended June 30, 2020, share-based compensation expense was approximately $0.2 million and $0.4 million, respectively.

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

The following tables compare the Company’s segment activity to its results of operations and financial position as of and for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Office/Industrial Properties:
Rental, fees and other income	$3,317,847	$4,198,849	$7,260,652	$9,183,790
Property and related expenses	(1,262,483)	(1,657,836)	(3,116,754)	(3,673,459)
Net operating income, as defined	2,055,364	2,541,013	4,143,898	5,510,331
Model Home Properties:
Rental, fees and other income	845,412	1,093,015	1,789,190	2,209,745
Property and related expenses	(30,215)	(55,531)	(80,501)	(101,791)
Net operating income, as defined	815,197	1,037,484	1,708,689	2,107,954
Retail Properties:
Rental, fees and other income	683,324	829,540	1,465,495	1,757,020
Property and related expenses	(193,117)	(1,132,142)	(427,483)	(1,451,350)
Net operating (loss) income, as defined	490,207	(302,602)	1,038,012	305,670
Reconciliation to net loss:
Total net operating income, as defined, for reportable segments	3,360,768	3,275,895	6,890,599	7,923,955
General and administrative expenses	(1,344,770)	(1,278,971)	(2,882,036)	(2,630,316)
Depreciation and amortization	(1,368,209)	(1,622,230)	(2,797,143)	(3,196,756)
Interest expense	(1,207,036)	(2,273,355)	(2,791,430)	(4,827,202)
Gain on extinguishment of government debt	—		10,000	—
Other income (expense), net	(20,657)	8,400	(53,443)	1,405
Income tax expense	(238,701)	(51,369)	(288,899)	(135,000)
Gain (loss) on sale of real estate	2,594,341	334,096	1,433,014	324,261
Net income (loss)	$1,775,736	$(1,607,534)	$(479,338)	$(2,539,653)

	June 30,	December 31,
Assets by Reportable Segment:	2021	2020
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$70,286,761	$99,120,649
Total assets (2)	$70,286,695	$100,046,782
Model Home Properties:
Land, buildings and improvements, net (1)	$33,122,269	$42,509,596
Total assets (2)	$33,461,607	$42,246,022
Retail Properties:
Land, buildings and improvements, net (1)	$20,928,879	$24,555,371
Total assets (2)	$22,254,856	$26,108,109
Reconciliation to Total Assets:
Total assets for reportable segments	$126,003,158	$168,400,913
Other unallocated assets:
Cash, cash equivalents and restricted cash	17,722,529	2,149,088
Other assets, net	17,120,866	15,018,615
Total Assets	$160,846,553	$185,568,616

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.

(2)

Includes land, buildings and improvements, cash, cash equivalents, and restricted cash, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	For the Six Months Ended June 30,
Capital Expenditures by Reportable Segment	2021	2020
Office/Industrial Properties:
Capital expenditures and tenant improvements	$289,685	$2,374,260
Model Home Properties:
Acquisition of operating properties	2,851,800	6,292,383
Retail Properties:
Capital expenditures and tenant improvements	42,823	8,176
Totals:
Acquisition of operating properties, net	2,851,800	6,292,383
Capital expenditures and tenant improvements	332,508	2,382,436
Total real estate investments	$3,184,308	$8,674,819

13. SUBSEQUENT EVENTS

Our Form S-3 Registration Statement was declared effective by the SEC on April 27, 2021.  Under this registration statement, we may offer and sell from time to time, in one or more series, subject to limitation that may apply, such as under Rule 415 of the Securities Act of 1933, various securities of the Company for total gross proceeds of up to $200,000,000.  On July 12, 2021, the Company entered into a securities purchase agreement with a single U.S. institutional investor for the purchase and sale of 1,000,000 shares of its Class A common stock (“Common Stock”), warrants (“Common Stock Warrants”) to purchase up to 2,000,000 shares of Class A common stock and pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 1,000,000 shares of Class A common stock. Each share of Common Stock and accompanying Common Stock Warrant were sold together at a combined offering price of $5.00, and each share of Common Stock and accompanying Pre-Funded Warrant were sold together at a combined offering price of $4.99. The Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.01 and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Common Stock Warrants have an exercise price of $5.50 per share, were exercisable upon issuance and will expire five years from the date of issuance.

On July 15, 2021, the Company paid the first divided to our Preferred Stock Series D stockholders totaling approximately $96,000, from the period of issuance to June 30, 2021.  Additional on July 20, 2021 the Company announced the continued monthly dividend on its Preferred Stock Series D in the amount of $0.19531 per share on August 16, 2021, to stockholders of record as of the dividend record date of July 30, 2021.  The total payment expected on August 16, 2021 is approximately $180,000.

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

We may refer to the three months ended June 30, 2021 and June 30, 2020 as the “2021 Quarter” and the “2020 Quarter,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Currently, one of the most significant factors is the potential adverse effect of the COVID-19 virus and ensuing economic turmoil on the financial condition, results of operations, cash flows and performance of the Company, particularly our ability to collect rent, on the financial condition, results of operations, cash flows and performance of our tenants, and on the global economy and financial markets. The extent to which COVID-19 impacts the Company and its tenants will depend on current and future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 30, 2021, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Additional factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to the risks associated with the ownership of real estate in general and our real estate assets in particular; the economic health of the metro regions where we conduct business; the risk of failure to enter into/and or complete contemplated acquisitions and dispositions, within the price ranges anticipated and on the terms and timing anticipated; changes in the composition of our portfolio; fluctuations in interest rates; reductions in or actual or threatened changes to the timing of federal government spending; the risks related to use of third-party providers and joint venture partners; the ability to control our operating expenses; the economic health of our tenants; the supply of competing properties; shifts away from brick and mortar stores to e-commerce; the availability and terms of financing and capital and the general volatility of securities markets; compliance with applicable laws, including those concerning the environment and access by persons with disabilities; terrorist attacks or actions and/or risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions; weather conditions, natural disasters and pandemics; ability to maintain key personnel; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2020 Annual Report on Form 10-K filed on March 30, 2021, and subsequent Quarterly Reports on Form 10-Q. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

Outlook

On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic caused state and local governments within our areas of business operations to institute quarantines, “shelter-in-place” mandates, including rules and restrictions on travel and the types of businesses that may continue to operate. While certain areas have re-opened, others have seen an increase in the number of cases reported, prompting local governments to consider enforce further restrictions. We continue to monitor our operations and government recommendations. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law to provide widespread emergency relief for the economy and to provide aid to corporations.

The CARES Act includes several significant provisions related to taxes, refundable payroll tax credits and deferment of social security payments. We utilized certain relief options offered under the CARES Act and continue to evaluate the relief options for us and our tenants available under the CARES Act, as well as other emergency relief initiatives and stimulus packages instituted by the federal government. A number of the relief options contain restrictions on future business activities, which require careful evaluation and consideration, such as restrictions on the ability to repurchase shares and pay dividends. We will continue to assess these options, and any subsequent legislation or other relief packages, including the accompanying restrictions on our business, as the effects of the pandemic continue to evolve.

The effects of the COVID-19 pandemic did not significantly impact our operating results during the first and second quarters of 2021. We continue to monitor and communicate with our tenants to assess their needs and ability to pay rent. We have negotiated lease amendments with certain tenants who have demonstrated financial distress caused by the COVID-19 pandemic, which have included or may include rent deferral, temporary rent abatement, or reduced rental rates and/or lease extension periods, however no new negotiations were initiated during the first and second quarters of 2021. While these amendments have affected our short-term cash flows, we do not believe they represent a change in the valuation of our assets for the properties affected and have not significantly affected our results of operations. Given the longevity of this pandemic and the potential for other variants of the coronavirus, such as the delta variant, the COVID-19 outbreak may materially affect our financial condition and results of operations going forward, including, but not limited to, real estate rental revenues, credit losses, leasing activity, and potentially the valuation of our real estate assets. We do not expect additional rent deferrals, abatements, and credit losses from our commercial tenants during the remainder of 2021 which may have a material impact on our real estate rental revenue and cash collections. While we do expect that the effects of the COVID-19 pandemic will impact our ability to lease up available commercial space, our business operations and activities in many regions may be subject to future quarantines, "shelter-in-place" rules, and various other restrictions for the foreseeable future. Due to the uncertainty of the future impacts of the COVID-19 pandemic, the extent of the financial impact cannot be reasonably estimated at this time.  We are currently focused on growing our portfolio with the recent capital raised from the sale of our 9.375% Series D Cumulative Redeemable Perpetual Preferred Stock in June 2021 and our Class A common stock in July 2021.  For more information, see Part II - Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 30, 2021.

OVERVIEW

The Company operates as an internally managed, diversified REIT, with primary holdings in office, industrial, retail, and triple-net leased model home properties. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” The Company acquires, owns and manages a geographically diversified portfolio of real estate assets including office, industrial, retail and model home residential properties leased to homebuilders located in the United States. As of June 30, 2021, the Company owned or had an equity interest in:

•	Seven office buildings and One industrial property (“Office/Industrial Properties”), which totals approximately 724,000 rentable square feet;

•	Three retail shopping centers (“Retail Properties”), which total approximately 111,000 rentable square feet; and

•

92 model home residential properties (“Model Homes” or “Model Home Properties”), totaling approximately 276,000 square feet, leased back on a triple-net basis to homebuilders that are owned by six affiliated limited partnerships and one wholly-owned corporation, all of which we control.

We own five commercial properties located in Colorado, four in North Dakota, and two in Southern California. Our model home properties are located in four states.  While geographical clustering of real estate enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, it makes us susceptible to changing market conditions in these discrete geographic areas, including those that have developed as a result of COVID-19. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year or has been operating for three years.

Most of our office and retail properties are leased to a variety of tenants ranging from small businesses to large public companies, many of which are not investment grade. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having net leases that require the tenant to pay all of the operating expense or pay increases in operating expenses over specific base years. Most of our office leases are for terms of three to five years with annual rental increases. Our model homes are typically leased back for two to three years to the home builder on a triple-net lease. Under a triple-net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property.

We seek to diversify our portfolio by commercial real estate segments, including office, industrial, retail and model home properties to reduce the adverse effect of a single under-performing segment and/or tenant. We further mitigate risk at the tenant level through our credit review process, which varies by tenant class. For example, our commercial and industrial tenants tend to be corporations or individual owned businesses. In these cases, we typically obtain financial records, including financial statements and tax returns (depending on the circumstance), and run credit reports for any prospective tenant to support our decision to enter into a rental arrangement. We also typically obtain security deposits from these commercial tenants. Our Model Home commercial tenants are well-known homebuilders with established credit histories. These tenants are subjected to financial review and analysis prior to us entering into a sales-leaseback transaction.

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

9.375% Series D Cumulative Redeemable Perpetual Preferred Stock.

On June 15, 2021, the Company completed its secondary offering of 800,000 shares of our Series D Preferred Stock for cash consideration of $25.00 per share to a syndicate of underwriters led by Benchmark, as representative, resulting in approximately $18.1 million in net proceeds, after deducting the underwriting discounts and commissions and the offering expenses paid by the Company. The Company granted the underwriters a 45-day option to purchase up to an additional 120,000 shares of Series D Preferred Stock to cover over-allotments, which they exercised on June 17, 2021, resulting in approximately $2.7 million in net proceeds, after deducting the underwriting discounts and commissions and the offering expenses paid by the Company.  In total, the Company issued 920,000 shares of Series D Preferred Stock with net proceeds of approximately $20.5 million, after deducting the underwriting discounts and commissions and the offering expenses paid by the Company and deferred offering costs.  The Series D Preferred Stock is listed and trading on The Nasdaq Capital market under the symbol SQFTP.   The Company intends to use these proceeds for general corporate and working capital purposes, including to potentially acquire additional properties.  Below are some of the key terms of the Series D Preferred Stock:

Dividends:

Holders of shares of the Series D Preferred Stock are entitled to receive cumulative cash dividends at a rate of 9.375% per annum of the $25.00 per share liquidation preference (equivalent to $2.34375 per annum per share). Dividends will be payable monthly on the 15th day of each month (each, a “dividend payment date”), provided that if any dividend payment date is not a business day, then the dividend that would otherwise have been payable on that dividend payment date may be paid on the next succeeding business day without adjustment in the amount of the dividend.

Voting Rights:

Holders of shares of the Series D Preferred Stock will generally have no voting rights. However, if the Company does not pay dividends on the Series D Preferred Stock for eighteen or more monthly dividend periods (whether or not consecutive), the holders of the Series D Preferred Stock (voting separately as a class with the holders of all other classes or series of the Company’s preferred stock it may issue upon which like voting rights have been conferred and are exercisable and which are entitled to vote as a class with the Series D Preferred Stock in the election referred to below) will be entitled to vote for the election of two additional directors to serve on the Company’s  Board of Directors until the Company pays, or declares and sets apart funds for the payment of, all dividends that it owes on the Series D Preferred Stock, subject to certain limitations.

In addition, the affirmative vote of the holders of at least two-thirds of the outstanding shares of Series D Preferred Stock (voting together as a class with all other series of parity preferred stock the Company may issue upon which like voting rights have been conferred and are exercisable) is required at any time for the Company to (i) authorize or issue any class or series of its stock ranking senior to the Series D Preferred Stock with respect to the payment of dividends or the distribution of assets on liquidation, dissolution or winding up or (ii) to amend any provision of the Company charter so as to materially and adversely affect any rights of the Series D Preferred Stock or to take certain other actions.

Liquidation Preference:

In the event of the Company’s voluntary or involuntary liquidation, dissolution or winding up, the holders of shares of Series D Preferred Stock will be entitled to be paid out of the assets the Company has legally available for distribution to its stockholders, subject to the preferential rights of the holders of any class or series of its stock the Company may issue ranking senior to the Series D Preferred Stock with respect to the distribution of assets upon liquidation, dissolution or winding up, a liquidation preference of $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date of payment, before any distribution of assets is made to holders of the Company’s common stock or any other class or series of the Company’s stock it may issue that ranks junior to the Series D Preferred Stock as to liquidation rights.

In the event that, upon any such voluntary or involuntary liquidation, dissolution or winding up, the Company’s available assets are insufficient to pay the amount of the liquidating distributions on all outstanding shares of Series D Preferred Stock and the corresponding amounts payable on all shares of other classes or series of the Company’s stock that it issues ranking on parity with the Series D Preferred Stock in the distribution of assets, then the holders of the Series D Preferred Stock and all other such classes or series of stock shall share ratably in any such distribution of assets in proportion to the full liquidating distributions to which they would otherwise be respectively entitled.

Redemption:

Commencing on or after June 15, 2026, the Company may redeem, at its option, the Series D Preferred Stock, in whole or in part, at a cash redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the redemption date. Prior to June 15, 2026, upon a Change of Control (as defined in the  Articles Supplementary), the Company may redeem, at its option, the Series D Preferred Stock, in whole or part, at a cash redemption price of $25.00 per share, plus any accumulated and unpaid dividends to, but not including the redemption date. The Series D Preferred Stock has no stated maturity, will not be subject to any sinking fund or other mandatory redemption, and will not be convertible into or exchangeable for any of our other securities.

Reverse Stock Split. On July 29, 2020, we amended our charter to effect a one-for-two reverse stock split of every outstanding share of our Series A Common Stock. The financial statements and accompanying footnotes have been retroactively restated to reflect the reverse stock split.

SIGNIFICANT TRANSACTIONS IN 2021 AND 2020

During the six months ended June 30, 2021, the Company disposed of the following properties:

•	Waterman Plaza, which was sold on January 28, 2021 for approximately $3.5 million and the Company recognized a loss of approximately $0.2 million.

•	Garden Gateway, which was sold on February 19, 2021 for approximately $11.2 million and the Company recognized a loss of approximately $1.4 million.

•	Highland Court, which was sold on May 20, 2021 for approximately $10.23 million and the Company recognized a loss of approximately $1.6 million.

•	Executive Office Park, which was sold on May 21, 2021, 2021 for approximately $8.125 million and the Company recognized a gain of approximately $2.5 million.

During the six months ended June 30, 2021, the Company acquire d 6 model homes for approximately $2.9 million. The purchase price was paid through cash payments of approximately $0.9 million and mortgage notes of approximately $2.0 million.

During the six months ended June 30, 2021, the Company disposed of 32 model homes for approximately $15.1 million and recognized a gain of approximately $2.3 million.

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

During the six months ended June 30, 2020, the Company disposed of 21 model homes for approximately $8.0 million and recognized a gain of approximately $0.6 million.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED June 30, 2021 and 2020

Revenues. Total revenues were $4.8 million for the three months ended June 30, 2021 compared to $6.1 million for the same period in 2020, a decrease of approximately $1.3 million or 21%, which is primarily due to a net decrease in rental income related to the sale of two properties during the six months ended June 30, 2020 and four properties during the six months ended June 30, 2021  The decrease in rental income is also attributed to COVID-19 related tenant workouts, which included rent abatements and deferrals that are being recognized over the remaining lease term.

Rental Operating Costs. Rental operating costsdecreasedby $0.5 million to $1.5 million for thethree months endedJune 30, 2021,compared to $2.0 million for the same period in 2020. Rental operating costs as a percentage of total revenue also decreased to 30.7% as compared to 32.7% for thethree months ended June 30, 2021 and 2020, respectively. The overalldecrease in rental operating costsfor the three months endedJune 30, 2021 as compared to 2020 is duetothe sale of two properties during the six months ended June 30, 2020 and four properties during the six months ended June 30, 2021, as well as the mix of properties held to include a higher percentage of model homes period over period, which have significantly lower operating costs.

General and Administrative Expenses. General & Administrative (“G&A”) expenses for the three months ended June 30, 2021 and 2020 totaled approximately  $1.3 million and $1.3 million, respectively.  These expenses increased by approximately $66,000 for the three months ended June 30, 2021 compared to the same period in 2020  G&A expenses as a percentage of total revenue was 27.7% and 20.9% for three months ended June 30, 2021 and 2020, respectively.  The increase in percentage is primarily due to a net decrease in rental income related to the sale of two properties during the six months ended June 30, 2020  and four properties during the six months ended June 30, 2021, while G&A remained relatively flat.

Depreciation and Amortization. Depreciation and amortization expense was $1.4 million for the three months ended June 30, 2021, compared to $1.6 million for the same period in 2020, representing a decrease of $0.3 million or 18%. The decrease in depreciation and amortization expense in 2021 compared to the same period in 2020 is due to the sale of two properties during the six months ended June 30, 2020 and four properties during the six months ended June 30, 2021.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. The Company did not recognize an impairment during the three months ended June 30, 2021.  Management considered the impact of COVID-19 on all other remaining assets as of June 30, 2021 and determined that there were no other indicators of impairment had occurred as of that date.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges was $1.2 million for the three months ended June 30, 2021 compared to $1.5 million for the same period in 2020, a decrease of $0.3 million or 20%. The decrease in mortgage interest expense relates to the decreased number of commercial properties owned in 2021 compared to 2020 and the related mortgage debt. The weighted average interest rate on our outstanding debt was 4.2% and 4.6% as of June 30, 2021 and 2020, respectively.

Interest expense - note payable. On September 17, 2019, the Company executed a Promissory Note pursuant to which Polar Multi-Strategy Master Fund (“Polar”), extended a loan in the principal amount of $14.0 million to the Company (the "Polar Note"). The Polar Note bore interest at a fixed rate of 8% per annum and required monthly interest-only payments. Interest expense, including amortization of the deferred offering costs and Original Issue Discount of $1.4 million, totaled $0 and $0.9 million for the three months ended June 30, 2021 and 2020, respectively.  The Polar Note was paid in full during March 2021.

Loss on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2021 and 2020" above for further detail.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the three months ended June 30, 2021 and 2020 totaled approximately $0.9 million and $0.3 million.

RESULTS OF OPERATIONS FOR THE Six MONTHS ENDED June 30, 2021 and 2020

Revenues. Total revenues were $10.5 million for the six months ended June 30, 2021 compared to $13.2 million  for the same period in 2020, a decrease of approximately $2.6 million or 20%, which is primarily due to a net decrease in rental income related to the sale of two properties during the six months ended June 30, 2020 and four properties during the six months ended June 30, 2021  The decrease in rental income is also attributed to COVID-19 related tenant workouts, which included rent abatements and deferrals that are being recognized over the remaining lease term.

Rental Operating Costs. Rental operating costs decreased by $1.1 million to $3.3 million for the six months ended June 30, 2021, compared to$4.4 million for the same period in 2020. Rental operating costs as a percentage of total revenue also decreased to 31.6% as compared to 33.3% for the six months ended June 30, 2021 and 2020, respectively. The overall decrease in rental operating costs for the three months ended June 30, 2021 as compared to 2020 is due to the sale of two properties during the six months ended June 30, 2020 and four properties during the six months ended June 30, 2021, as well as the mix of properties held to include a higher percentage of model homes period over period, which have significantly lower operating costs.

General and Administrative Expenses. General & Administrative (“G&A”) expenses for the six months ended June 30, 2021 and 2020 totaled approximately $2.9 million  and $2.6 million, respectively.  These expenses decreased by approximately $0.3 million for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to decreased payroll related costs, temporally reduced by the Employee Retention Credit ("ERC") received during the six months ended June 30, 2021.  G&A expenses as a percentage of total revenue was 27.4% and 20.0% for six months ended June 30, 2021 and 2020, respectively.

Depreciation and Amortization. Depreciation and amortization expense was $2.8 million for the six months ended June 30, 2021, compared to $3.2 million for the same period in 2020, representing a decrease of $0.4 million or 13%. The decrease in depreciation and amortization expense in 2021 compared to the same period in 2020 is due to the sale of two properties during the six months ended June 30, 2020 and four properties during the six months ended June 30, 2021.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. The Company recognize impairment of $0.3 million, related to the potential sale or our Highland Court property, in the Condensed Consolidated Statements of Operations during the six months ended June 30, 2021.  Management considered the impact of COVID-19 on all other remaining assets as of June 30, 2021 and determined that there were no other indicators of impairment had occurred as of that date.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges was $2.5 million for the six months ended June 30, 2021 compared to $3.2 million for the same period in 2020, a decrease of $0.7 million or 22%. The decrease in mortgage interest expense relates to the decreased number of commercial properties owned in 2021 compared to 2020 and the related mortgage debt. The weighted average interest rate on our outstanding debt was 4.2% and 4.6% as of June 30, 2021 and 2020, respectively.

Interest expense - note payable. On September 17, 2019, the Company executed a Promissory Note pursuant to which Polar Multi-Strategy Master Fund (“Polar”), extended a loan in the principal amount of $14.0 million to the Company (the "Polar Note"). The Polar Note bore interest at a fixed rate of 8% per annum and required monthly interest-only payments. Interest expense, including amortization of the deferred offering costs and Original Issue Discount of $1.4 million, totaled $-  and $0.9 million for the six months ended June 30, 2021 and 2020, respectively.  The Polar Note was paid in full during March 2021.

Loss on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2021 and 2020" above for further detail.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the six months ended June 30, 2021 and 2020 totaled approximately $0.9 million and $0.2 million.

Geographic Diversification Tables

The following tables show a list of commercial properties owned by the Company grouped by state and geographic region as of June 30, 2021:

		Aggregate		Current	Approximate %
	No. of	Square	Approximate %	Base Annual	of Aggregate
State	Properties	Feet	of Square Feet	Rent	Annual Rent
California	2	113,617	11.6%	$1,908,225	17.2%
Colorado	5	467,640	47.8%	5,869,031	53.0%
North Dakota	4	397,039	40.6%	3,304,503	29.8%
Total	11	978,296	100.0%	$11,081,759	100.0%

The following tables show a list of our Model Home properties by geographic region as of June 30, 2021:

				Current	Approximate
	No. of	Aggregate	Approximate %	Base Annual	of Aggregate
Geographic Region	Properties	Square Feet	of Square Feet	Rent	% Annual Rent
Southwest	85	254,901	92.4%	$2,409,576	90.0%
Southeast	3	8,201	3.0%	$86,904	3.3%
Midwest	2	6,153	2.2%	$80,844	3.0%
Northeast	2	6,602	2.4%	$99,276	3.7%
Total	92	275,857	100%	$2,676,600	100%

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings, financial aid from government programs instituted as a result of COVID-19, and the sale of equity or debt securities. Management believes that the number of recent real estate sales and resulting cash generated may not be indicative of our future strategic plans.  We intend to grow our portfolio with the recent capital raised from the sale of our Series D Preferred Stock in June 2021 and our Class A common stock in July 2021.  Our cash and restricted cash at June 30, 2021 was approximately $29.3 million. Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. We also are actively seeking investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders, and may seek a revolving line of credit to provide short-term liquidity. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders.  Future principal payments due on our mortgage notes payables, during the last six months of 2021, total approximately $2.6 million, of which $2.0 million is related to model home properties.  Management expects certain model home and commercial properties will be sold, and that the underlying mortgage notes will be paid off with sales proceeds, while other mortgage notes will be refinanced as the Company has done in the past. Additional principal payments will be made with cash flows from ongoing operations.

There can be no assurance that any such re-financing or additional financing or capital will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans or certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. We believe that cash on hand, cash flow from our existing portfolio, distributions from joint ventures in Model Home Partnerships and property sales during 2021 will be sufficient to fund our operating costs, planned capital expenditures and required dividends for at least the next twelve months. If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we plan to fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, issuance of debt instruments, additional investors, or we may reduce the rate of dividends to the stockholders.

During the six months ended June 30, 2021 the Company paid two cash dividends to the common stock holders of approximately $1.0 million or $0.101 per commo share and approximately $1.0 million or $0.102 per common share.  The Company intends to continue to pay dividends to our common stockholders on a quarterly basis, and on a monthly basis for the Series D Preferred stockholders going forward, but there can be no guarantee the Board of Directors will approve any future dividends.

Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments. We believe that the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs. We are continually reviewing our existing portfolio to determine which properties have met our short- and long-term goals and reinvesting the proceeds in properties with better potential to increase performance. We expect to obtain additional cash in connection with refinancing of maturing mortgages and assumption of existing debt collateralized by some or all of our real property in the future to meet our long-term liquidity needs. If we are unable to arrange a line of credit, borrow on properties, issue debt instruments, privately place securities or sell securities to the public we may not be able to acquire additional properties to meet our long-term objectives.  In addition, the ongoing COVID-19 pandemic may adversely impact our future operating cash flows due to the inability of some of our tenants to pay their rent on time or at all and the overall weakening of economic conditions that the pandemic may cause. The COVID-19 pandemic may also make financing more difficult to obtain for us and for prospective buyers of our properties, resulting in difficulty in selling assets within our expected timeframe, or a decline in our expected sales price.

Cash Equivalents and Restricted Cash

At June 30, 2021 and December 31, 2020, we had approximately $29.3 million and $11.5 million in cash equivalents, respectively, including $4.1 million and $4.2 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts and cash held in bank accounts at third party institutions. During 2021 and 2020, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $1.9 million of our cash balance is intended for capital expenditures on existing properties (net of deposits held in reserve accounts by our lenders) over the last half of 2021. We intend to use the remainder of our existing cash and cash equivalents for reduction of principal debt, general corporate purposes or dividends to our stockholders.  As of June 30, 2021, restricted cash also included approximately $0.9 million in cash held in escrow that relates to a delayed like-kind exchange transaction pursued under Section 1031 of the Internal Revenue Code 1986, as amended (the "Internal Revenue Code").

Secured Debt

As of June 30, 2021, all our commercial properties had fixed-rate mortgage notes payable in the aggregate principal amount of $67.9 million, collateralized by a total of 10 commercial properties with loan terms at issuance ranging from 3 to 22 years. The weighted-average interest rate on these mortgage notes payable as of June 30, 2021 was approximately 4.54%, and our debt to estimated market value for our commercial properties was approximately 57.5%.

As of June 30, 2021, the Company had 88 fixed-rate mortgage notes payable related to model homes in the aggregate principal amount of $22.8 million, collateralized by a total of 88 Model Homes. These loans generally have a term at issuance of three to five years. As of June 30, 2021, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $259,000 and 3.3%, respectively. Our debt to estimated market value on these properties is approximately 58.7%. The Company has guaranteed between 25% - 100% of these mortgage loans.

We have been able to refinance maturing mortgages to extend maturity dates and we have not experienced any notable difficulties financing our acquisitions.

Cash Flows for the six months ended June 30, 2021 and June 30, 2020

Operating Activities: Net cash used by operating activities for the six months ended June 30, 2021 increased by approximately $1.2 million to approximately $1.0 million, as compared to cash provided by operating activities of $0.2 million for the six months ended June 30, 2020. The increase in net cash used in operating activities is mainly due to changes in net income, which fluctuates based on timing of receipt and payment, as well as an increase in non-cash addbacks such as straight-line rent.

Investing Activities: Net cash provided by investing activities for the six months ended June 30, 2021 was approximately $41.1 million compared to approximately $20.6 million during the same period in 2020. The change from each period was primarily related to the mix of gross proceeds from the sale of office buildings and Model Homes sold in each period.

We currently project that we could spend up to $1.9 million (net of deposits held in reserve accounts by lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio over the last half of 2021. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures in the future due to rising construction costs. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities: Net cash used in financing activities during the six months ended June 30, 2021 was $22.3 million compared to $22.5 million for the same period in 2020 and was primarily due to the following activities for the six months ended June 30, 2021:

•	Net increase in dividends paid to stockholders of $2.0 million; and

•

Net increase in repayment of the Polar Note, the fully payment of mortgage note on the World Plaza property and full payment of the four mortgage notes related to the properties sold during 2021; offset by

•	Net increase in proceeds from mortgage notes of $0.8 million; and

•	The issuance of our Series D Preferred Stock with net proceeds of approximately $20.5 million.

Off-Balance Sheet Arrangements

As of June 30, 2021, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

Inflation

Leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index (typically subject to ceilings), or increases in the clients’ sales volumes. We expect that inflation will cause these lease provisions to result in rent increases over time. During times when inflation is greater than increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation.

However, our use of net lease agreements tends to reduce our exposure to rising property expenses due to inflation because the client is responsible for property expenses. Inflation and increased costs may have an adverse impact on our clients if increases in their operating expenses exceed increases in revenue.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Furthermore, we do not believe that these controls have been impacted by COVID-19 related circumstances, including remote work arrangements with our employees.

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

Risks Related to COVID-19

The current outbreak of the novel coronavirus (COVID-19), and the resulting volatility it has created, has disrupted our business and we expect that the COVID-19 pandemic, may significantly and adversely impact our business, financial condition and results of operations going forward, and that other potential pandemics or outbreaks, could materially adversely affect our business, financial condition, results of operations and cash flows in the future. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets, and could potentially create widespread business continuity issues of an unknown magnitude and duration.   To date our business has not been significantly impacted by the COVID-19 pandemic. While several of our tenants have reported financial challenges, suffered because of the COVID-19 pandemic, only 13 of our tenants have requested rent abatements or reductions from us. The impact of the COVID-19 pandemic on our business is still uncertain and will be largely dependent on future developments.

The COVID-19 pandemic has had in the future will likely continue to have, repercussions across regional and global economies and financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States (including the states and cities that comprise the San Diego, California; Denver and Colorado Springs, Colorado; Fargo and Bismarck, North Dakota; and other metro regions, where we own and operate properties) have instituted quarantines, "shelter in place" mandates, and rules and restrictions on travel and the types of businesses that may continue to operate. While some of these restrictions have been lifted, new variants of the coronavirus and/or the continued spread of the virus could cause government authorities to extend, reinstitute and/or adopt new restrictions.  As a result, the COVID-19 pandemic is negatively impacting almost every industry, both inside and outside these metro regions, directly or indirectly and has created business continuity issues. For instance, a number of our commercial tenants temporarily closed their offices or stores and requested temporary rent deferral or rent abatement during the pandemic. In addition, jurisdictions where we own and operate properties have implemented, or may implement, rent freezes, eviction freezes, or other similar restrictions. The full extent of the impacts on our business over the long term are largely uncertain and dependent on a number of factors beyond our control.

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

•

the effects of fiscal stimulus programs in response to COVID-19 are unpredictable and may cause inflation in excess of the rent increase under our leases and volatility in the markets for equity and debt securities; and

•	complying with REIT requirements during a period of reduced cash flow could cause us to liquidate otherwise attractive investments or borrow funds on unfavorable conditions.

The financial aspects of the COVID-19 pandemic are difficult to predict and may not directly correlate to the severity of outbreaks at a particular place or time. For example, there has been significant inflation in the price of lumber, largely as a result of supply shortages specific to the lumber industry resulting from the pandemic, that may affect construction and renovation costs in our industry. Similarly, despite general economic concerns resulting from the COVID-19 pandemic, there has been home price inflation in many markets, which may affect our ability to purchase Model Homes at prices we consider to be reasonable.

The significance, extent and duration of the impact of COVID-19 remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19, the extent and effectiveness of the containment measures taken, and the response of the overall economy, the financial markets and the population.

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

Risks related to cyber-attacks, cyber intrusions and other security breaches.

We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the risk of cyber-attack or cyber intrusion has increased and become more costly to monitor and manage with more of our employees and the employees of our vendors, customers or other business partners working remotely as a result of the ongoing pandemic.  Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems). We make efforts to maintain the security and integrity of our IT networks and systems and have implemented various measures to manage the risk of a security breach or disruption.  However, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.  A security breach or other significant disruption involving our IT networks and related systems could result in unauthorized access to proprietary, confidential, sensitive or otherwise valuable information, significantly disrupt our business operations, cause damage to our reputation and subject us to additional unforeseen costs and require significant time and resources to remedy.  Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

Current legislative uncertainty and discourse could cause significant economic impact on markets, including the availability and access to capital markets and other funding sources, adverse changes in real estate values and increased interest rates.

Such impacts could have a material adverse effect on our business, financial condition, results from operation and growth prospects.

Following the election cycle in November 2020, the Democratic party gained control of the executive branch of government and the legislative branch of government. Changes in federal policy and at regulatory agencies occur over time through policy and personnel changes following elections. These changes could result in sweeping reform in many laws and regulations, including without limitation, those relating to taxes, small business aid and recovery from the COVID-19 pandemic.  In addition, political discourse continues to be abrasive and an inability of the legislative and executive branches to engage in bipartisan politics may lead to instability on legislative, economic and social matters.  These factors could have significant economic impacts on the markets, including without limitation, the stability, availability and access to capital markets and other funding sources, reduced real estate values and increases to interest rates.  Such impacts could have a material adverse effect on our business, financial condition, results from operation and growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities. None.

Stock Repurchases. The Company does not have a formal policy with respect to a stock repurchase program and typically restricts repurchases to hardship cases only.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
1.1	Underwriting Agreement, dated June 10, 2021, by and between the Company and Benchmark, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K filed with the Commission on June 15, 2021).

31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021.

31.2

Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021.

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

Date: August 10, 2021	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

	By:	/s/ Adam Sragovicz
	Name:	Adam Sragovicz
	Title:	Chief Financial Officer

	By:	/s/ Ed Bentzen
	Name:	Ed Bentzen
	Title:	Chief Accounting Officer