Form 10-Q
period 2021-09-30
Presidio Property Trust, Inc.
filed 2021-11-12
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

(Address of principal executive offices)

(760) 471-8536

(Registrant’s telephone number, including area code)

Title of each class of registered securities	Trading Symbol(s)	Name of each exchange on which registered
Series A Common Stock, $0.01 par value per share	SQFT	The Nasdaq Stock Market LLC

9.375% Series D Cumulative Redeemable Perpetual Preferred Stock $0.01 par value per share	SQFTP	The Nasdaq Stock Market LLC

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

At November 11, 2021, registrant had issued and outstanding 11,490,230 shares of its Series A common stock, $0.01 par value per share.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report and in our other filings with the Securities and Exchange Commission (the “SEC”). Forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, financial condition, liquidity, capital resources, cash flows, results of operations and other financial and operating information.  Forward-looking statements included in this report include, but are not limited to, statements regarding purchases and sales of properties, plans for financing and refinancing our properties, the adequacy of our capital resources, changes to the markets in which we operate, our business plans and strategies, and our payment of dividends. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “should,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Important factors that may cause actual results to differ from projections include, but are not limited to:

•

the potential adverse effects of the novel coronavirus ("COVID-19") pandemic and ensuing economic turmoil on our financial condition, results of operations, cash flows and performance, particularly our ability to collect rent, on the financial condition, results of operations, cash flows and performance of our tenants, and on the global economy and financial markets; adverse economic conditions in the real estate market and overall financial market fluctuations (including, without limitation, as a result of the current COVID-19 pandemic);

•	inherent risks associated with real estate investments and with the real estate industry;

•	significant competition may decrease or prevent increases in our properties' occupancy and rental rates and may reduce the value of our properties;

•	a decrease in demand for commercial space and/or an increase in operating costs;

•

failure by any major tenant (or a substantial number of tenants) to make rental payments to us because of a deterioration of their financial condition, an early termination of their lease, a non-renewal of their lease, or a renewal of their lease in terms less favorable to us;

•	challenging economic conditions facing us and our tenants may have a material adverse effect on our financial condition and results of operations;

•	our failure to generate sufficient cash to service and/or retire our debt obligations in a timely manner;

•	our inability to borrow or raise sufficient capital to maintain and/or expand our real estate investment portfolio;

•	adverse changes in the real estate financing markets, including potential increases in interest rates and/or borrowing costs;

•	potential losses, including from adverse weather conditions, natural disasters, and title claims, may not be covered by insurance;

•

inability to complete acquisitions or dispositions and, even if these transactions are completed, failure to successfully operate acquired properties and/or sell properties without incurring significant defeasance costs;

•	our reliance on third-party property managers to manage a substantial number of our properties, brokers and/or agents to lease our properties;

•	decrease in supply and/or demand for single family homes, inability to acquire additional model homes, and increased competition to buy such properties;

•	terrorist attacks or actions and/or risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions;

•	failure to continue to qualify as a REIT;

•	adverse results of any legal proceedings;

•	changes in laws, rules and regulations affecting our business; and

•	the other risks and uncertainties discussed in Risk Factors in our Annual Report on Form 10-K and elsewhere herein.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$18,082,521	$18,827,000
Buildings and improvements	110,786,670	115,409,423
Tenant improvements	12,466,083	11,960,018
Lease intangibles	4,110,139	4,110,139
Real estate assets and lease intangibles held for investment, cost	145,445,413	150,306,580
Accumulated depreciation and amortization	(29,564,702)	(26,551,789)
Real estate assets and lease intangibles held for investment, net	115,880,711	123,754,791
Real estate assets held for sale, net	10,006,947	42,499,176
Real estate assets, net	125,887,658	166,253,967
Cash, cash equivalents and restricted cash	27,816,296	11,540,917
Deferred leasing costs, net	1,258,134	1,927,951
Goodwill	2,423,000	2,423,000
Other assets, net	4,449,538	3,422,781
TOTAL ASSETS	$161,834,626	$185,568,616
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$86,061,131	$94,664,266
Mortgage notes payable related to properties held for sale, net	194,549	25,365,430
Mortgage notes payable, total net	86,255,680	120,029,696
Note payable, net	—	7,500,086
Accounts payable and accrued liabilities	4,704,493	5,126,199
Accrued real estate taxes	1,508,006	2,548,686
Dividends payable preferred stock	179,685	—
Lease liability, net	82,439	102,323
Below-market leases, net	86,852	139,045
Total liabilities	92,817,155	135,446,035
Commitments and contingencies (Note 9)
Equity:
Series D Preferred Stock, $0.01 par value per share; 1,000,000 shares authorized; 920,000 and 0 shares issued and outstanding (liquidation preference $25.00 per share) as of September 30, 2021 and December 31, 2020, respectively	9,200	—
Series A Common Stock, $0.01 par value per share, shares authorized: 100,000,000; 11,490,230 shares and 9,508,363 shares were issued and outstanding at September 30, 2021 and December 31, 2020, respectively	114,902	95,038
Additional paid-in capital	185,727,368	156,463,146
Dividends and accumulated losses	(128,207,540)	(121,674,505)
Total stockholders' equity before noncontrolling interest	57,643,930	34,883,679
Noncontrolling interest	11,373,541	15,238,902
Total equity	69,017,471	50,122,581
TOTAL LIABILITIES AND EQUITY	$161,834,626	$185,568,616

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental income	$4,185,212	$5,433,303	$14,216,234	$18,098,514
Fees and other income	190,967	230,265	675,283	715,609
Total revenue	4,376,179	5,663,568	14,891,517	18,814,123
Costs and expenses:
Rental operating costs	1,414,518	2,108,621	4,739,256	6,489,547
General and administrative	1,479,261	1,366,380	4,361,297	3,996,696
Depreciation and amortization	1,306,874	1,626,917	4,104,018	4,823,673
Impairment of real estate assets	—	—	300,000	845,674
Total costs and expenses	4,200,653	5,101,918	13,504,571	16,155,590
Other income (expense):
Interest expense-mortgage notes	(1,030,883)	(1,439,771)	(3,542,940)	(4,605,175)
Interest expense - note payable	—	(704,189)	(279,373)	(2,365,987)
Interest and other (expense), net	(13,886)	(12,270)	(67,329)	(10,865)
Gain on sales of real estate, net	627,322	332,714	2,060,336	656,975
Gain on extinguishment of government debt	—	—	10,000	—
Income tax expense	(182,607)	(122,602)	(471,506)	(257,602)
Total other expense, net	(600,054)	(1,946,118)	(2,290,812)	(6,582,654)
Net loss	(424,528)	(1,384,468)	(903,866)	(3,924,121)
Less: Income attributable to noncontrolling interests	(427,303)	(363,777)	(1,759,608)	(854,070)
Net loss attributable to Presidio Property Trust, Inc. stockholders	$(851,831)	$(1,748,245)	$(2,663,474)	$(4,778,191)
Less: Preferred Stock Series D dividends	(539,056)	—	(634,892)	—
Net loss attributable to Presidio Property Trust, Inc. common stockholders	$(1,390,887)	$(1,748,245)	$(3,298,366)	$(4,778,191)

Net income (loss) per share attributable to Presidio Property Trust, Inc. common stockholders:
Basic & Diluted	$(0.13)	$(0.20)	$(0.33)	$(0.54)

Weighted average number of common shares outstanding - basic & diluted	10,833,847	8,922,525	9,955,046	8,900,547

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2020	—	$—	9,508,363	$95,038	$156,463,146	$(121,674,505)	$34,883,679	$15,238,902	$50,122,581
Net loss	—	—	—	—	—	(2,661,682)	(2,661,682)	406,608	(2,255,074)
Dividends paid on common stock	—	—	—	—	—	(998,795)	(998,795)	—	(998,795)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(2,034,212)	(2,034,212)
Balance, March 31, 2021	—	—	9,508,363	95,038	156,463,146	(125,334,982)	31,223,202	13,611,298	44,834,500
Net income	—	—	—	—	—	850,039	850,039	925,697	1,775,736
Dividends paid on common stock	—	—	—	—	—	(1,009,389)	(1,009,389)	—	(1,009,389)
Dividends to Series D preferred stockholder	—	—	—	—	—	(95,836)	(95,836)	—	(95,836)
Issuance of preferred stock Series D, net of issuance costs	920,000	9,200	—	—	20,480,603	—	20,489,803	—	20,489,803
Distributions in excess of contributions received	—	—	—	—	—	—	—	(744,884)	(744,884)
Balance, June 30, 2021	920,000	$9,200	9,508,363	$95,038	$176,943,749	$(125,590,168)	$51,457,819	$13,792,111	$65,249,930
Net Loss	—	—	—	—	—	(851,831)	(851,831)	427,303	(424,528)
Dividends paid	—	—	—	—	—	(1,226,485)	(1,226,485)	—	(1,226,485)
Dividends to Series D preferred stockholder	—	—	—	—	—	(539,056)	(539,056)	—	(539,056)
Issuance of Common Stock, net of issuance costs, including warrants	—	—	2,000,000	20,000	8,851,879	—	8,871,879	—	8,871,879
Distributions in excess of contributions received	—	—	—	—	—	—	—	(2,845,873)	(2,845,873)
Repurchase of Common Stock	—	—	(18,133)	(136)	(68,260)	—	(68,396)	—	(68,396)
Balance, September 30, 2021	920,000	$9,200	11,490,230	$114,902	$185,727,368	$(128,207,540)	$57,643,930	$11,373,541	$69,017,471

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2019	—	$—	8,881,842	$88,818	$152,129,120	$(113,037,144)	$39,180,794	$17,440,394	$56,621,188
Net loss	—	—	—	—	—	(1,107,130)	(1,107,130)	175,011	(932,119)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(277,472)	(277,472)
Balance, March 31, 2020	—	$—	8,881,842	$88,818	$152,129,120	$(114,144,274)	$38,073,664	$17,337,933	$55,411,597
Net loss	—	—	—	—	—	(1,922,816)	(1,922,816)	315,282	(1,607,534)
Contributions received from noncontrolling interests, net of distributions paid	—	—	—	—	—	—	—	66,697	66,697
Share reconciliation adjustment	—	—	(16,080)	(162)	162	—	—	—	—
Issuance of stock for Limited Partnership interests	—	—	59,274	594	1,247,396	—	1,247,990	(1,247,990)	—
Balance, June 30, 2020	—	$—	8,925,036	$89,250	$153,376,678	$(116,067,090)	$37,398,838	$16,471,922	$53,870,760
Net loss	—	—	—	—		(1,748,245)	(1,748,245)	363,777	(1,384,468)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(147,582)	(147,582)
Repurchase of common stock	—	—	(3,000)	(30)	(17,970)	—	(18,000)	—	(18,000)
Balance, September 30, 2020	—	$—	8,922,036	$89,220	$153,358,708	$(117,815,335)	$35,632,593	$16,688,117	$52,320,710

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(903,866)	$(3,924,121)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,104,018	4,823,673
Stock compensation	867,903	541,865
Bad debt expense	52	93,958
Gain on sale of real estate assets, net	(2,060,336)	(656,975)
Gain on extinguishment of government debt	(10,000)	—
Net change in fair value marketable securities	37,673	—
Impairment of real estate assets	300,000	845,674
Accretion of original issue discount	—	1,013,405
Amortization of financing costs	431,806	992,705
Amortization of above-market leases	42,064	38,012
Amortization of below-market leases	(46,481)	(122,439)
Straight-line rent adjustment	(215,655)	67,732
Changes in operating assets and liabilities:
Other assets	633,354	2,171,813
Accounts payable and accrued liabilities	(1,014,848)	(1,974,401)
Accrued real estate taxes	(1,040,680)	(1,014,760)
Net cash provided by operating activities	1,125,004	2,896,141
Cash flows from investing activities:
Real estate acquisitions	(7,758,066)	(8,996,248)
Additions to buildings and tenant improvements	(1,122,051)	(2,510,152)
Investment in marketable securities	(2,682,192)	—
Proceeds from sale of marketable securities	1,032,297	—
Additions to deferred leasing costs	(97,932)	(137,961)
Proceeds from sales of real estate, net	47,906,909	33,810,274
Net cash provided by investing activities	37,278,965	22,165,913
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	8,003,807	13,339,739
Repayment of mortgage notes payable	(41,862,782)	(32,399,522)
Repayment of note payable	(7,675,598)	(5,224,402)
Payment of extension costs, note payable	—	(351,025)
Payment of deferred offering costs	(572,458)	(435,736)
Distributions to noncontrolling interests, net	(5,624,969)	(358,357)
Issuance of Common Stock Series A, net of offering costs	8,871,879	—
Issuance of Preferred Stock Series D, net of offering costs	20,489,803	—
Repurchase of common stock, at cost	(68,396)	(18,000)
Dividends paid to preferred stockholders	(455,207)	—
Dividends paid to common stockholders	(3,234,669)	—
Net cash used in financing activities	(22,128,590)	(25,447,303)
Net increase (decrease) in cash equivalents and restricted cash	16,275,379	(385,249)
Cash, cash equivalents and restricted cash - beginning of period	11,540,917	10,391,275
Cash, cash equivalents and restricted cash - end of period	$27,816,296	$10,006,026
Supplemental disclosure of cash flow information:
Interest paid-mortgage notes payable	$3,407,689	$4,542,959
Interest paid-notes payable	$103,861	$604,679
Non-cash financing activities:
Issuance of stock for limited partnership interests	$—	$1,247,990
Dividends payable - Preferred Stock Series D	$179,685	$—

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2021

1. ORGANIZATION

Organization. Presidio Property Trust, Inc. (“we”, “our”, “us” or the “Company”) is an internally-managed real estate investment trust (“REIT”), with holdings in office, industrial, retail and model home properties. We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” Through Presidio Property Trust, Inc., its subsidiaries, and its partnerships, we own 12 commercial properties in fee interest, two of which we own as a partial interest in various affiliates, in which we serve as general partner, member and/or manager.

The Company or one of its affiliates operates the following partnerships during the periods covered by these condensed consolidated financial statements:

•	The Company is the sole general partner and limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), both of which, at September 30, 2021, had ownership interests in an entity that owns income producing real estate. The Company refers to these entities collectively as the "NetREIT Partnerships"

•	The Company is the general and limited partner in six limited partnerships that purchase model homes and lease them back to homebuilders (Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP, Dubose Model Home Investors #204, LP, Dubose Model Home Investors #205, LP, Dubose Model Home Investors #206, LP and NetREIT Dubose Model Home REIT, LP). The Company refers to these entities collectively as the “Model Home Partnerships”.

The Company has determined that the limited partnerships in which it owns less than 100% should be included in the Company’s consolidated financial statements as the Company directs their activities and has control of such limited partnerships.

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), for federal income tax purposes. To maintain our qualification as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels, and diversity of stock ownership. Provided we maintain our qualification for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to maintain our qualification as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Code, all our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. We are subject to certain state and local income taxes.

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

Initial Public Offering. On  October 6, 2020, we completed an initial public offering ("IPO"), selling 500,000 shares of our Series A Common Stock at $5.00 per share. Proceeds from our IPO were $2.0 million after deducting approximately $0.5 million in underwriting discounts, commissions and fees, and before giving effect to $0.5 million in other expenses relating to the IPO. Incremental costs of $0.5 million that were directly attributable to issuing new shares were deducted from equity in the Consolidated Statements of Equity, while costs that were not directly related to issuing new shares of $0.5 million were expensed in deferred offering costs in the Consolidated Statements of Operations. We utilized the net proceeds of this offering for general corporate and working capital purposes.

Additional Offerings & Warrants. Our Form S-3 Registration Statement was declared effective by the SEC on April 27, 2021.  Under this registration statement, we may offer and sell from time to time, in one or more series, subject to limitation that may apply (such as under Rule 415 of the Securities Act of 1933) various securities of the Company for total gross proceeds of up to $200,000,000. On July 12, 2021, we entered into a securities purchase agreement with a single U.S. institutional investor for the purchase and sale of 1,000,000 shares of our Series A common stock (“Common Stock”), warrants (“Common Stock Warrants”) to purchase up to 2,000,000 shares of Series A common stock and pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 1,000,000 shares of Series A common stock. The Common Stock, Pre-Funded Warrants and Common Stock issuable upon exercise of the Pre-Funded Warrants were issued pursuant to a prospectus supplement to the Form S-3 Registration Statement, with the Common Stock Warrants issued in a concurrent private placement.  Each share of Common Stock and accompanying Common Stock Warrants were sold together at a combined offering price of $5.00, and each share of Common Stock and accompanying Pre-Funded Warrants were sold together at a combined offering price of $4.99. The Pre-Funded Warrants were exercised in full during August 2021 at a nominal exercise price of $0.01 per share. The Common Stock Warrants have an exercise price of $5.50 per share, were exercisable upon issuance, and will expire five years from the date of issuance.

In connection with this additional offering, we agreed to issue the Placement Agent Warrants to purchase up to 80,000 shares (the “Placement Agent Warrants”) of Series A Common Stock, representing 4.0% of the Series A Common Stock and shares of Series A Common Stock issuable upon exercise of the Pre-Funded Warrants.  The Placement Agent Warrants were issued in August 2021, post exercise of the Pre-Funded Warrants with an exercise price of $6.25 and will expire five years from the date of issuance.  The Company registered for resale Series A common stock issuable upon exercise of Common Stock Warrants and Placement Agent Warrants issued in the July 2021 offering pursuant to a registration statement on Form S-11 that was declared effective by the SEC on September 14, 2021.

The Company evaluated the accounting guidance in ASC 480 and ASC 815 regarding the classification of the Pre-Funded Warrant, Common Stock Warrants, and Placement Agent Warrants as equity or a liability and ultimately determined that it should be classified as permanent equity.  As of September 30, 2021, none of the Common Stock Warrants and Placement Agent Warrants have been exercised.

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

Repaid Note. On September 17, 2019, the Company issued a Promissory Note (the “Polar Note”) pursuant to which Polar Multi-Strategy Master Fund ("Polar"), provided a loan in the principal amount of $14.0 million to the Company. The Polar Note bore interest at a fixed rate of 8% per annum and required monthly interest-only payments. On September 1, 2020, we extended the maturity of the Polar Note from October 1, 2020 to March 31, 2021, at which time the entire outstanding principal balance of $8.8 million and accrued and unpaid interest was to be due and payable. On September 30, 2020, we paid a renewal fee of 4% on the unpaid principal balance of the Polar Note. The Company used the proceeds of the Polar Note to redeem all the outstanding shares of Series B Preferred Stock.  As of December 31, 2020, the outstanding principal balance of the Polar Note was approximately $7.7 million. During the first quarter of 2021, prior to maturity, the Polar Note was paid in full primarily from available cash on hand and proceeds of property sales.

Liquidity. The Company's anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings, financial aid from government programs instituted as a result of COVID-19, and the sale of equity or debt securities.  Future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. The Company is also seeking investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders and may seek a revolving line of credit to provide short-term liquidity. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders.  Future principal payments due on mortgage notes payables, during the last three months of 2021, total approximately $0.9 million, of which $0.6 million is related to model home properties.  Management expects certain model home properties can be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes can be refinanced, as the Company has historically been able to do in the past.  Additional principal payments will be made with cash flows from ongoing operations.

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

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2020. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021.

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of, and for the three and nine months ended September 30, 2021 and 2020, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the SEC on March 30, 2021. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 due to real estate market flections, available mortgage lending rates and other factors, such as the effects of COVID-19 and its possible influence on our future results.

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

Use of Estimates. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allocation of purchase price paid for property acquisitions between land, building and intangible assets acquired including their useful lives; valuation of long-lived assets, and the allowance for doubtful accounts, which is based on an evaluation of the tenants’ ability to pay. Actual results may differ from those estimates.

Real Estate Assets and Lease Intangibles. Land, buildings and improvements are recorded at cost, including tenant improvements and lease acquisition costs (including leasing commissions, space planning fees, and legal fees). The Company capitalizes any expenditure that replaces, improves, or otherwise extends the economic life of an asset, while ordinary repairs and maintenance are expensed as incurred. The Company allocates the purchase price of acquired properties between the acquired tangible assets and liabilities (consisting of land, buildings, tenant improvements, and long-term debt) and identified intangible assets and liabilities (including the value of above-market and below-market leases, the value of in-place leases, unamortized lease origination costs and tenant relationships), in each case based on their respective fair values.

The Company allocates the purchase price to tangible assets of an acquired property based on the estimated fair values of those tangible assets, assuming the property was vacant. Estimates of fair value for land, building and building improvements are based on many factors including but not limited to comparisons to other properties sold in the same geographic area and independent third-party valuations. In estimating the fair values of the tangible assets, intangible assets, and liabilities acquired, the Company also considers information obtained about each property as a result of its pre‑acquisition due diligence, marketing and leasing activities.

The value allocated to acquired lease intangibles is based on management’s evaluation of the specific characteristics of each tenant’s lease. Characteristics considered by management in allocating these values include but are not limited to the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the remaining term of the lease, the tenant’s credit quality, and other factors.

The value attributable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net increase in rental income of approximately $6,000 and $4,000 for the three and nine months ended September 30, 2021, respectively.  Amortization of above and below-market rents resulted in a net increase in rental income of approximately $26,000 and $84,000 for the three and nine months ended September 30, 2020, respectively.

The value of in-place leases and unamortized lease origination costs are amortized to expenses over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third-party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $68,000 and $275,000 for the three and nine months ended September 30, 2021, respectively.  Amortization expense related to these assets was approximately $116,000 and $369,000 for the three and nine months ended  September 30, 2020, respectively.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third-party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At September 30, 2021 and  December 31, 2020, the Company had net deferred leasing costs of approximately $1.3 million and $1.9 million, respectively. Total amortization expense for the three and nine months ended September 30, 2021 was approximately $85,000 and $257,000, respectively.  Total amortization expense for the three and nine months ended  September 30, 2020, was approximately $106,000 and $306,000, respectively.

Cash Equivalents and Restricted Cash. At September 30, 2021 and December 31, 2020, we had approximately $27.8 million and $11.5 million in cash, cash equivalents and restricted cash, respectively, of which approximately $3.8 million and $4.2 million represented restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash and cash in our operating accounts and are held in bank accounts at third-party institutions. Restricted cash typically consists of funds held by lenders to be used for property taxes, insurance, capital expenditures and leasing commissions.

Real Estate Held for Sale. Real estate held for sale during the current period is classified as “real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Mortgage notes payable related to the real estate held for sale during the current period are classified as “mortgage notes payable related to real estate held for sale, net” for all prior periods presented in the accompanying condensed consolidated financial statements. As of September 30, 2021, one commercial property met the criteria to be classified as held for sale (World Plaza) and three model homes were classified as held for sale.

Deferred Offering Costs. Deferred offering costs represent legal, accounting, and other direct costs related to our public offerings. Total deferred offering costs, as of September 30, 2021 and December 31, 2020, were approximately $2,000 and $109,000, at the end of each period.  These costs include direct costs related to the preparation of a registration statement on Form S-3 filed on December 29, 2020, and amended on April 13, 2021. These costs were deferred and were included in Other Assets on the accompanying condensed consolidated balance sheets at September 30, 2021 and December 31, 2020.  Offering costs/deferred offering costs/underwriters' discount in connections to the issuance of the Preferred Stock Series D were charged against shareholders' equity within Additional paid-in-capital. Offering costs typically include legal, accounting, and other fees associated with the cost of raising equity capital.  As of September 30, 2021 offering costs related to the Series D Preferred Stock, netted against offering proceeds, totaled approximately $2.5 million and offering costs related to the issuance of additional Common Stock and related warrants, netted against offering proceeds, totaled approximately $1.1 million.

Impairments of Real Estate Assets. We regularly review for impairment on a property-by-property basis. Impairment is recognized on a property held for use when the expected undiscounted cash flows for a property are less than the carrying amount at which time the property is written-down to fair value. The calculation of both discounted and undiscounted cash flows requires management to make estimates of future cash flows including but not limited to revenues, operating expenses, required maintenance and development expenditures, market conditions, demand for space by tenants and rental rates over long periods. Since our properties typically have a long life, the assumptions used to estimate the future recoverability of carrying value requires significant management judgment. Actual results could be significantly different from the estimates. These estimates have a direct impact on net income because recording an impairment charge results in a negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.

Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. Although our strategy is to hold our properties over the long-term, if our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to fair value and such loss could be material.

During the fourth quarter of 2020, the Company recorded its Highland Court property (“Highland Court”) as held for sale and subsequently entered into a purchase and sale agreement (“PSA”) with an unrelated third-party.  Highland Court had a book value of approximately $10.5 million prior to entering into the PSA. The final selling price as agreed upon in the PSA was approximately $10.2 million. As such, the Company recorded a $0.3 million non-cash impairment in the accompanying condensed consolidated statement of operations at  March 31, 2021.  The sale was completed in May 2021.

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

When available, we utilize quoted market prices from independent third-party sources to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third-party may rely more on models with inputs based on information available only to that independent third-party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources.  As of September 30, 2021 and December 31, 2020, our marketable securities presented on the balance sheet were measured using Level 1 market prices.  There were no financial liabilities measured at fair value as of September 30, 2021 and December 31, 2020.

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

Earnings per share (“EPS”). The EPS on Common stock has been computed pursuant to the guidance in FASB ASC Topic 260, Earnings Per Share.  The guidance requires the classification of the Company’s unvested restricted stock, which contain rights to receive non-forfeitable dividends, as participating securities requiring the two-class method of computing net income per share of common stock.  In accordance with the two-class method, earnings per share have been computed by dividing the net income less net income attributable to unvested restricted shares by the weighted average number of shares of common stock outstanding less unvested restricted shares. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock and potentially dilutive securities outstanding in accordance with the treasury stock method.

As of September 30, 2021, there were 401,167 shares of restricted unvested common stock grants to employees that were anti-dilutive for the three and nine months ended September 30, 2021 and were not included in the computation of diluted earnings per share.  As of September 30, 2020, there were 212,517 shares of restricted unvested common stock grants to employees that were anti-dilutive for the three and nine months ended September 30, 2020 and were not included in the computation of diluted earnings per share.

Subsequent Events. We evaluate subsequent events up until the date the condensed consolidated financial statements are issued.

Recently Issued and Adopted Accounting Pronouncements.  In June 2017, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, amended in February 2020 with ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842). ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. While ASU 2016-13 was effective for periods beginning after December 15, 2019, the issuance of ASU 2020-02 has allowed for the delay in adoption for certain smaller public companies and is now effective for fiscal periods beginning after December 15, 2022. Retrospective adjustments shall be applied through a cumulative-effect adjustment to retained earnings. The Company is continuing to evaluate the impact of this guidance on its financial statements and does not believe it will have a material impact on the financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas.  The amendments in ASU No. 2020-06 are effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after  December 15, 2020, including interim periods within those fiscal years.  The Company is continuing to evaluate the impact of this guidance on its financial statements and does not believe it will have a material impact on the financial statements.

3. RECENT REAL ESTATE TRANSACTIONS

During the nine months ended September 30, 2021, the Company disposed of the following properties:

•	Waterman Plaza, which was sold on January 28, 2021, for approximately $3.5 million and the Company recognized a loss of approximately $0.2 million.

•	Garden Gateway, which was sold on February 19, 2021, for approximately $11.2 million and the Company recognized a loss of approximately $1.4 million.

•	Highland Court, which was sold on May 20, 2021, for approximately $10.2 million and the Company recognized a loss of approximately $1.6 million.

•	Executive Office Park, which was sold on May 21, 2021, for approximately $8.1 million and the Company recognized a gain of approximately $2.5 million.

During the nine months ended September 30, 2021, the Company acquired the following properties:

On August 17, 2021, the Company, through its 61.3% owned subsidiaries NetREIT Palm Self Storage, LP and NetREIT Highland LLC, acquired a single story newly constructed 10,500 square foot building in Houston, Texas for a purchase price of approximately $4.9 million, in connection with a like-kind exchange transaction pursued under Section 1031 of the Code 1986, as amended (the "Internal Revenue Code").  The building is 100% occupied under a 15-year triple net lease.

During the nine months ended September 30, 2021, the Company acquired six model homes for approximately $2.9 million. The purchase price was paid through cash payments of approximately $0.9 million and mortgage notes of approximately $2.0 million.

During the nine months ended September 30, 2021, the Company disposed of 39 model homes for approximately $19.0 million and recognized a gain of approximately $2.9 million.

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

During the nine months ended September 30, 2020, the Company disposed of 33 model homes for approximately $12.6 million and recognized a gain of approximately $0.9 million.

4. REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, retail, and triple-net leased model home properties.  We have five commercial properties located in Colorado, four in North Dakota, two in Southern California and one in Texas. Our model home properties are located in four states. As of September 30, 2021, the Company owned or had an equity interest in:

•	Seven office buildings and one industrial property (“Office/Industrial Properties”) which total approximately 724,000 rentable square feet;

•	Four retail shopping centers (“Retail Properties”) which total approximately 121,000 rentable square feet; and

•	85 model home residential properties (“Model Homes” or “Model Home Properties”), totaling approximately 276,000 square feet, leased back on a triple-net basis to homebuilders that are owned by six affiliated limited partnerships and one wholly-owned corporation, all of which we control.

A summary of the properties owned by the Company as of September 30, 2021 and  December 31, 2020 is as follows:

	Date		Real estate assets, net (in thousands)
Property Name	Acquired	Location	2021	2020
Garden Gateway Plaza (1)	March 2007	Colorado Springs, Colorado	—	$11,465
World Plaza (2)	September 2007	San Bernardino, California	9,272	9,272
Executive Office Park (1)	July 2008	Colorado Springs, Colorado	—	5,106
Waterman Plaza (1)	August 2008	San Bernardino, California	—	3,500
Genesis Plaza (3)	August 2010	San Diego, California	8,412	8,651
Dakota Center	May 2011	Fargo, North Dakota	8,694	8,597
Grand Pacific Center	March 2014	Bismarck, North Dakota	5,525	5,684
Arapahoe Center	December 2014	Centennial, Colorado	8,901	9,233
Union Town Center	December 2014	Colorado Springs, Colorado	9,212	9,345
West Fargo Industrial	August 2015	Fargo, North Dakota	6,996	7,061
300 N.P.	August 2015	Fargo, North Dakota	3,218	3,280
Research Parkway	August 2015	Colorado Springs, Colorado	2,392	2,438
One Park Center	August 2015	Westminster, Colorado	8,072	8,586
Highland Court (1) (4)	August 2015	Centennial, Colorado	—	10,500
Shea Center II	December 2015	Highlands Ranch, Colorado	20,340	21,026
Mandolin (4)	August 2021	Houston, Texas	4,899	—
Presidio Property Trust, Inc. properties			95,933	123,744
Model Home properties (5)	2014 - 2020	TX, FL, IL, WI	29,955	42,510
Total real estate assets and lease intangibles, net			$125,888	$166,254

(1) This property was sold during the nine months ended  September 30, 2021.

(2) This property is held for sale as of September 30, 2021.

(3) Genesis Plaza is owned by two tenants-in-common, each of which owns 57% and 43%, respectively, and we beneficially own an aggregate of 76.4%.

(4) A portion of the proceeds from the sale of Highland Court were used in like-kind exchange transactions pursued under Section 1031 of the Internal Revenue for the acquisition of our Mandolin property.  Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.

(5) Includes three Model Homes listed as held for sale as of September 30, 2021.

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	September 30, 2021			December 31, 2020
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$2,515,264	$(2,320,045)	$195,219	$3,136,587	$(2,757,530)	$379,057
Leasing costs	1,261,390	(1,146,572)	114,818	1,730,656	(1,510,559)	220,097
Above-market leases	333,485	(333,485)	—	333,485	(291,421)	42,064
	$4,110,139	$(3,800,102)	$310,037	$5,200,728	$(4,559,510)	$641,218

At  September 30, 2021 and  December 31, 2020, gross lease intangible assets of $0.0 and $1.1 million, respectively, were included in real estate assets held for sale.  At  September 30, 2021 and  December 31, 2020, accumulated amortization related to the lease intangible assets of $0.0 and $1.1 million, respectively, were included in real estate assets held for sale.

The net value of acquired intangible liabilities was approximately $86,852 and $139,045 relating to below-market leases at  September 30, 2021 and  December 31, 2020, respectively.

Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

2021	$52,866
2022	202,342
2023	17,526
2024	17,526
2025	15,670
Thereafter	4,107
Total	$310,037

6. OTHER ASSETS

Other assets consist of the following:

	September 30,	December 31,
	2021	2020
Deferred rent receivable	$1,644,276	$1,912,048
Prepaid expenses, deposits and other	273,585	215,946
Investment in marketable securities	1,670,693	83,241
Accounts receivable, net	363,104	541,885
Right-of-use assets, net	81,637	102,144
Other intangibles, net	97,483	142,483
Notes receivable	316,374	316,374
Deferred offering costs	2,386	108,660
Total other assets	$4,449,538	$3,422,781

As of September 30, 2021, we owned common shares of 17 different publicly traded REITs and options in six of those same REITs.  As of  September 30, 2021, the fair value of these shares was approximately $1.6 million based on the September 30, 2021 closing price.  As of December 31, 2020, we owned common shares and options of two different publicly traded REITs a money market account with a closing market value of approximately $83,000.  These shares are presented at fair value as “marketable securities” on our consolidated balance sheets and the gains and losses resulting from the mark-to-market of these securities are recognized in current period earnings.

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following:

	Principal as of
	September 30,	December 31,	Loan	Interest
Mortgage note property	2021	2020	Type	Rate (1)	Maturity
Waterman Plaza (2)	$—	$3,207,952	Variable	—	—
World Plaza (3) (4)	—	5,802,568	Variable	2.91%	7/5/2021
Garden Gateway Plaza (2)	—	5,861,523	Fixed	5.00%	8/5/2021
300 N.P.	2,243,328	2,273,478	Fixed	4.95%	6/11/2022
Highland Court (2)	—	6,274,815	Fixed	3.82%	9/1/2022
Dakota Center	9,734,220	9,900,279	Fixed	4.74%	7/6/2024
Research Parkway	1,719,390	1,760,432	Fixed	3.94%	1/5/2025
Arapahoe Service Center	7,812,125	7,932,255	Fixed	4.34%	1/5/2025
Union Town Center	8,197,495	8,315,550	Fixed	4.28%	1/5/2025
One Park Centre	6,304,625	6,385,166	Fixed	4.77%	9/5/2025
Genesis Plaza	6,196,202	6,276,273	Fixed	4.71%	9/6/2025
Shea Center II	17,559,316	17,727,500	Fixed	4.92%	1/5/2026
Executive Office Park (2)	—	2,985,998	Fixed	4.83%	6/1/2027
West Fargo Industrial	4,177,334	4,262,718	Fixed	3.27%	8/5/2029
Grand Pacific Center (5)	3,649,729	3,738,142	Fixed	4.02%	8/1/2037
Subtotal, Presidio Property Trust, Inc. Properties	$67,593,764	$92,704,649
Model Home mortgage notes (3)	19,335,267	28,083,356	Fixed	(6)	2021 - 2024
Mortgage Notes Payable	$86,929,031	$120,788,005
Unamortized loan costs	(673,351)	(758,309)
Mortgage Notes Payable, net	$86,255,680	$120,029,696

(1)	Interest rates as of September 30, 2021.

(2)	Waterman Plaza and Garden Gateway Plaza were sold during the first quarter of 2021, while Highland Court and Executive Office Park were sold in the second quarter of 2021.

(3)	Property held for sale as of September 30, 2021. There were three model homes included as real estate assets held for sale.

(4)	During June 2021, this loan was paid in full with cash from the sale of other properties and excess cash on hand.

(5)	Interest rate is subject to reset on September 1, 2023.

(6)	Our model homes have stand-alone mortgage note at interest rates ranging from 2.50% to 5.63% per annum as of September 30, 2021.

The Company is in compliance with all material conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable were as follows as of September 30, 2021:

	Presidio Property	Model
	Trust, Inc.	Homes	Total Principal
Years ending December 31:	Notes Payable	Notes Payable	Payments
2021	$336,488	$606,375	$942,863
2022	3,581,868	8,766,945	12,348,813
2023	1,410,835	4,241,024	5,651,859
2024	10,368,843	5,720,923	16,089,766
2025	28,770,832	—	28,770,832
Thereafter	23,124,898	—	23,124,898
Total	$67,593,764	$19,335,267	$86,929,031

8. NOTES PAYABLE

On September 17, 2019, the Company executed a Promissory Note pursuant to which Polar, extended a loan in the principal amount of $14.0 million to the Company (the “Polar Note”). The Polar Note bore interest at a fixed rate of 8% per annum and required monthly interest-only payments. On  September 1, 2020, we extended the maturity of the Polar Note from  October 1, 2020 to  March 31, 2021, at which time the entire outstanding principal balance of $8.8 million and accrued and unpaid interest was to be due and payable. On  September 30, 2020, we paid the extension or renewal fee, which was 4% of the unpaid principal balance.  The principal balance of the Polar Note as of December 31, 2020, consisted of cash received, less cash repayments from property sales of $6.3 million and Original Issue Discount (“OID”) of $1.4 million. The OID was recorded on the accompanying condensed consolidated balance sheets as a direct deduction from the principal of the Polar Note and was recognized as interest expense over the term of the Polar Note commencing on September 17, 2019 through October 1, 2020. There was no unrecognized OID as of  September 30, 2021 or  December 31, 2020.

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

On April 22, 2020, the Company received an Economic Injury Disaster Loan of $10,000 from the Small Business Administration ("SBA") to provide economic relief during the COVID-19 pandemic. This loan advance is not required to be repaid, has no stipulations on use, and has been recorded as fees and other income in the condensed consolidated statements of operations during fiscal 2020. On  August 17, 2020, we received an additional Economic Injury Disaster Loan ("EIDL") of $150,000, for which principal and interest payments are deferred for twelve months from the date of issuance, and interest accrues at 3.75% per year. The loan matures on August 17, 2050. We have used the funds for general corporate purposes to alleviate economic injury caused by the COVID-19 pandemic, which economic injury included abating or deferring rent to certain tenants (primarily retail tenants).

On  April 30, 2020, the Company received a Paycheck Protection Program ("PPP") loan of $0.5 million from the SBA to provide additional economic relief during the COVID-19 pandemic. The PPP loan, less the $10,000 related to the EIDL received on April 22, 2020, was forgiven by the SBA prior to December 31, 2020, and the remaining $10,000 was fully forgiven in January 2021, upon repeal of the EIDL holdback requirements. On  June 5, 2020, the period in which the loan could be utilized was extended to 24 weeks. The unforgiven portion of the PPP loan was recorded in accounts payable and accrued liabilities on the Consolidated Balance Sheets as of  December 31, 2020.  During the quarter ended March 31, 2021, the forgiven amount totaling $10,000 was recorded as a gain on extinguishment of debt in the Consolidated Statement of Operations.  We have used the funds received from the PPP loan to cover payroll related costs.

On  April 1, 2021, our wholly-subsidiary, Dubose Model Homes Investors #203 LP ("DMH 203"), issued an unsecured promissory note with LGD Investments Ltd ("LGD") for $330,000 with an interest rate of 4% per annum and a maturity date of  April 30, 2022.  LGD Investments is owned and controlled by one of our directors, Larry Dubose.  During April and May 2021, DMH 203 paid LGD $2,200 in interest related to the promissory note.  On June 1, 2021, the Company assumed the promissory note from LGD a face value for $330,000 with no other changes in the terms of the note.  The note payable and note receivable, including interest expense and interest income related to this promissory note during June 2021 were eliminated through consolidation.

On September 3, 2021, we issued promissory notes to our majority owned subsidiary Dubose Model Home Investors 202 LP and Dubose Model Home Investors 204 LP for the refinancing of four model home properties in Texas and Wisconsin, for $0.9 million with an interest rate of 3.0% per annum and a maturity date of November 15, 2022.   These notes payable and note receivable, including interest expense and interest income related to this promissory note, are eliminated through consolidation on our financial statements.

On August 17, 2021, we issued a promissory note to our majority owned subsidiary NetREIT Highland for the acquisition of the Mandolin property in Houston Texas, for $1.56 million with an interest rate of 4.0% per annum and a maturity date of August 17, 2022.   This note payable and note receivable, including interest expense and interest income related to this promissory note, are eliminated through consolidation on our financial statements.

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

The Company evaluated the accounting guidance in ASC 480 regarding the classification of the Series D Preferred Stock as equity or a liability and ultimately determined that it should be classified as permanent equity.  On June 24, 2021, the Board of Directors of the Company declared the first dividend on its Series D Preferred Stock for the initial period from the issue date of June 15, 2021 to June 30, 2021.  In accordance with the terms of the Series D Preferred Stock, the Series D monthly dividend has been approved by the Board of Directors through December 2021 in the amount of $0.10417 per share payable on the 15th of every month to stockholders of record of Series D Preferred Stock as of the last day of the prior month.  Total dividends paid to Series D Preferred stockholders during the three months ended September 30, 2021 was $455,207.

Common Stock. The Company is authorized to issue up to 100,000,000 shares of Series A Common Stock, 1,000 shares of Series B Common Stock, and 9,000,000 shares of Series C Common Stock (collectively, the "Common Stock") each with $0.01 par value per share. Each class of Common Stock has identical rights, preferences, terms, and conditions except that the holders of Series B Common Stock are not entitled to receive any portion of Company assets in the event of the Company's liquidation. No shares of Series B or Series C Common Stock have been issued. Each share of Common Stock entitles the holder to one vote. Shares of our Common Stock are not subject to redemption and do not have any preference, conversion, exchange, or preemptive rights. The articles of incorporation contain a restriction on ownership of the Common Stock that prevents one person from owning more than 9.8% of the outstanding shares of common stock.

On July 12, 2021, the Company entered into a securities purchase agreement with a single U.S. institutional investor for the purchase and sale of 1,000,000 shares of its Series A Common Stock, Common Stock Warrants to purchase up to 2,000,000 shares of Series A Common Stock and Pre-Funded Warrants to purchase up to 1,000,000 shares of Series A Common Stock. Each share of Common Stock and accompanying Common Stock Warrants were sold together at a combined offering price of $5.00, and each share of Common Stock and accompanying Pre-Funded Warrants were sold together at a combined offering price of $4.99. The Pre-Funded Warrants were exercised in full during August 2021 at a nominal exercise price of $0.01 per share. The Common Stock Warrants have an exercise price of $5.50 per share, were exercisable upon issuance and will expire five years from the date of issuance.

In connection with this additional offering, we agreed to issue the Placement Agent Warrants to purchase up to 80,000 shares of Series A Common Stock, representing 4.0% of the Series A Common Stock and shares of Series A Common Stock issuable upon exercise of the Pre-Funded Warrant.  The Placement Agent Warrants were issued in August 2021, post exercise of the Pre-Funded Warrants with an exercise price of $6.25 and will expire five years from the date of issuance.

The Company evaluated the accounting guidance in ASC 480 and ASC 815 regarding the classification of the Pre-Funded Warrant, Common Stock Warrants, and Placement Agent Warrants as equity or a liability and ultimately determined that it should be classified as permanent equity.  As of September 30, 2021, none of the Common Stock Warrants and Placement Agent Warrants have been exercised.

Stock Repurchase Program.  On September 17, 2021 the Board of Directors authorized a stock repurchase program of up to $10 million outstanding shares of our Series A Common Stock.  During September, the Company was able to purchase 18,133 shares at an average price of $3.73692 per share, plus commission of $0.035 per share, for a total cost of $68,396.  These shares will be treated as unissued in accordance with Maryland law and shown as a reduction of stockholders' equity at cost.

Cash Dividends on Common Stock. During the nine months ended September 30, 2021 the Company paid three cash dividends to the common stockholders of approximately $1.0 million or $0.101 per common share, approximately $1.0 million or $0.102 per common share and approximately $1.2 million or $0.103 per share. During the nine months ended September 30, 2020 there were no cash dividends paid by the Company.

Partnership Interests. Through the Company, its subsidiaries, and its partnerships, we own 12 commercial properties in fee interest, two of which we own partial interests in through our holdings in various affiliates in which we serve as general partner, member and/or manager. Each of the limited partnerships is referred to as a “DownREIT.” In each DownREIT, we have the right, through put and call options, to require our co-investors to exchange their interests for shares of our Common Stock at a stated price after a defined period (generally five years from the date they first invested in the entity’s real property), the occurrence of a specified event or a combination thereof. The Company is a limited partner in five partnerships and sole stockholder in one corporation, which entities purchase and leaseback model homes from homebuilders.

Dividend Reinvestment Plan. The Company adopted a distribution reinvestment plan (the “DRIP”) that allowed stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of the Company’s Common Stock. The Company registered 3,000,000 shares of Common Stock pursuant to the DRIP. The purchase price per share used in the past was 95% of the price the Company sold its shares, or $19.00 per share. No sales commission or dealer manager fees were paid on shares sold through the DRIP. The Company may amend, suspend or terminate the DRIP at any time. Any such amendment, suspension or termination is effective upon a designated dividend record date and notice of such amendment, suspension or termination is sent to all participants at least thirty (30) days prior to such record date. The DRIP became effective on January 23, 2012, was suspended on December 7, 2018 and adopted on October 6, 2020 in connection with our IPO, and updated to reflect a change in transfer agent and registrar. As of September 30, 2021, approximately $17.4 million or approximately 917,074 shares of Common Stock have been issued under the DRIP. No shares were issued under the DRIP during the nine months ended September 30, 2021.

11. SHARE-BASED INCENTIVE PLAN

The Company maintains a restricted stock incentive plan for the purpose of attracting and retaining officers, employees, and non-employee board members. Share awards generally vest in equal annual installments over a three to ten year period from date of issuance. Non-vested shares have voting rights and are eligible for any dividends paid to common shares. The Company recognized compensation cost for these fixed awards over the service vesting period, which represents the requisite service period, using the straight-line method. Prior to our IPO, the value of non-vested shares was calculated based on the offering price of the shares in the most recent private placement offering of $20.00, adjusted for stock dividends since granted and assumed selling costs, which management believed approximated fair market value as of the date of grant. Upon our IPO, the value of non-vested shares granted is calculated based on the closing price of our common stock on the date of the grant.

A summary of the activity for the Company’s restricted stock was as follows:

Common Shares
Outstanding shares:
Balance at December 31, 2020	126,190
Granted	301,714
Forfeited	(26,737)
Vested	—
Balance at September 30, 2021	401,167

The non-vested restricted shares outstanding as of September 30, 2021 will vest over the next one to seven years.

The value of non-vested restricted stock granted as of  September 30, 2021 and  December 31, 2020 was approximately $2.3 million and $0.9 million, respectively.

Share-based compensation expense for the three and nine months ended September 30, 2021, was approximately $0.3 million and $0.9 million, respectively.  During the three and nine months ended September 30, 2020, share-based compensation expense was approximately $0.2 million and $0.5 million, respectively.

12. SEGMENTS

The Company’s reportable segments consist of three types of real estate properties for which the Company’s decision-makers internally evaluate operating performance and financial results: Office/Industrial Properties, Model Home Properties and Retail Properties. The Company also has certain corporate-level activities including accounting, finance, legal administration, and management information systems which are not considered separate operating segments.  There is no material inter-segment activity.

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

The following tables compare the Company’s segment activity to its results of operations and financial position as of and for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Office/Industrial Properties:
Rental, fees and other income	$2,888,361	$4,098,892	$10,149,013	$13,334,595
Property and related expenses	(1,171,387)	(1,813,950)	(4,288,142)	(5,539,320)
Net operating income, as defined	1,716,974	2,284,942	5,860,871	7,795,275
Model Home Properties:
Rental, fees and other income	739,558	1,058,329	2,528,748	3,268,074
Property and related expenses	(25,804)	(58,897)	(106,304)	(160,688)
Net operating income, as defined	713,754	999,432	2,422,444	3,107,386
Retail Properties:
Rental, fees and other income	748,312	548,392	2,213,808	2,305,412
Property and related expenses	(217,379)	(277,820)	(644,862)	(1,729,171)
Net operating (loss) income, as defined	530,933	270,572	1,568,946	576,241
Reconciliation to net loss:
Total net operating income, as defined, for reportable segments	2,961,661	3,554,946	9,852,261	11,478,902
General and administrative expenses	(1,479,261)	(1,366,380)	(4,361,297)	(3,996,696)
Depreciation and amortization	(1,306,874)	(1,626,917)	(4,104,018)	(4,823,673)
Interest expense	(1,030,883)	(2,143,960)	(3,822,313)	(6,971,162)
Gain on extinguishment of government debt	—	—	10,000	—
Other income (expense), net	(13,886)	(12,270)	(67,329)	(10,865)
Income tax expense	(182,607)	(122,602)	(471,506)	(257,602)
Gain (loss) on sale of real estate	627,322	332,715	2,060,336	656,975
Net income (loss)	$(424,528)	$(1,384,468)	$(903,866)	$(3,924,121)

	September 30,	December 31,
Assets by Reportable Segment:	2021	2020
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$70,110,480	$99,120,649
Total assets (2)	$67,689,503	$100,046,782
Model Home Properties:
Land, buildings and improvements, net (1)	$29,954,760	$42,509,596
Total assets (2)	$28,972,715	$42,246,022
Retail Properties:
Land, buildings and improvements, net (1)	$25,774,657	$24,555,371
Total assets (2)	$27,471,065	$26,108,109
Reconciliation to Total Assets:
Total assets for reportable segments	$124,133,283	$168,400,913
Other unallocated assets:
Cash, cash equivalents and restricted cash	19,428,488	2,149,088
Other assets, net	18,272,856	15,018,615
Total Assets	$161,834,627	$185,568,616

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.

(2)

Includes land, buildings and improvements, cash, cash equivalents, and restricted cash, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	For the Nine Months Ended September 30,
Capital Expenditures by Reportable Segment	2021	2020
Office/Industrial Properties:
Capital expenditures and tenant improvements	$1,054,202	$2,501,075
Model Home Properties:
Acquisition of operating properties	2,851,800	8,996,248
Retail Properties:
Acquisition of operating properties	4,906,266
Capital expenditures and tenant improvements	67,849	9,077
Totals:
Acquisition of operating properties, net	7,758,066	8,996,248
Capital expenditures and tenant improvements	1,122,051	2,510,152
Total real estate investments	$8,880,117	$11,506,400

13. SUBSEQUENT EVENTS

On October 15, 2021, the Company announced the continued monthly dividend on its Preferred Stock Series D in the amount of $0.19531 per share on November 15, 2021, to stockholders of record as of the dividend record date of October 31, 2021.

On October 28, 2021 the Company acquired three model home properties in Houston, TX, for approximately $1.5 million.  The purchase price was paid through cash payments of approximately $0.5 million and mortgage notes of approximately $1.0 million.

During October 2021, the Company entered into a purchase and sales agreement to acquire a property in Baltimore, MD for approximately $8.7 million, with an estimated closing date in late November 2021.

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

We may refer to the three months ended September 30, 2021 and September 30, 2020 as the “2021 Quarter” and the “2020 Quarter,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” and/or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and also of which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Currently, one of the most significant factors is the potential adverse effect of COVID-19 and ensuing economic turmoil on the financial condition, results of operations, cash flows and performance of the Company, particularly our ability to collect rent, on the financial condition, results of operations, cash flows and performance of our tenants, and on the global economy and financial markets. The extent to which COVID-19 impacts the Company and its tenants will depend on current and future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 30, 2021, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Additional factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to the risks associated with the ownership of real estate in general and our real estate assets in particular; the economic health of the metro regions where we conduct business; the risk of failure to enter into/and or complete contemplated acquisitions and dispositions, within the price ranges anticipated and on the terms and timing anticipated; changes in the composition of our portfolio; fluctuations in interest rates; reductions in or actual or threatened changes to the timing of federal government spending; the risks related to use of third-party providers and joint venture partners; the ability to control our operating expenses; the economic health of our tenants; the supply of competing properties; shifts away from brick and mortar stores to e-commerce; the availability and terms of financing and capital and the general volatility of securities markets; compliance with applicable laws, including those concerning the environment and access by persons with disabilities; terrorist attacks or actions and/or risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions; weather conditions, natural disasters and pandemics; ability to maintain key personnel; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2020 Annual Report on Form 10-K filed on March 30, 2021, and subsequent Quarterly Reports on Form 10-Q. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

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

The CARES Act includes several significant provisions related to taxes, refundable payroll tax credits and deferment of social security payments. We utilized certain relief options offered under the CARES Act and continue to evaluate the relief options for us and our tenants available under the CARES Act, as well as other emergency relief initiatives and stimulus packages instituted by the federal government. Several of the relief options contain restrictions on future business activities, which require careful evaluation and consideration, such as restrictions on the ability to repurchase shares and pay dividends. We will continue to assess these options, and any subsequent legislation or other relief packages, including the accompanying restrictions on our business, as the effects of the pandemic continue to evolve.

The effects of the COVID-19 pandemic did not significantly impact our operating results during the first three quarters of 2021. We continue to monitor and communicate with our tenants to assess their needs and ability to pay rent. We have negotiated lease amendments with certain tenants who have demonstrated financial distress caused by the COVID-19 pandemic, which have included or may include rent deferral, temporary rent abatement, or reduced rental rates and/or lease extension periods, however no new negotiations were initiated during the first three quarters of 2021. While these amendments have affected our short-term cash flows, we do not believe they represent a change in the valuation of our assets for the properties affected and have not significantly affected our results of operations. Given the longevity of this pandemic and the potential for other variants of the coronavirus, such as the delta variant, the COVID-19 outbreak may materially affect our financial condition and results of operations going forward, including but not limited to real estate rental revenues, credit losses, leasing activity, and potentially the valuation of our real estate assets. We do expect additional rent deferrals, abatements, and/or credit losses from our commercial tenants during the remainder of 2021 and we do not expect our existing rent deferrals, abatements, and/or credit losses to have a material impact on our real estate rental revenue and cash collections. While we do expect that the effects of the COVID-19 pandemic will impact our ability to lease up available commercial space, our business operations and activities in many regions may be subject to future quarantines, "shelter-in-place" rules, and various other restrictions for the foreseeable future. Due to the uncertainty of the future impacts of the COVID-19 pandemic, the extent of the financial impact cannot be reasonably estimated at this time.  We are currently focused on growing our portfolio with the recent capital raised from the sale of our 9.375% Series D Cumulative Redeemable Perpetual Preferred Stock in June 2021 and our Series A common stock in July 2021.  For more information, see Part II - Item 1A. Risk Factors included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 30, 2021.

OVERVIEW

The Company operates as an internally managed, diversified REIT, with primary holdings in office, industrial, retail, and triple-net leased model home properties. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” The Company acquires, owns, and manages a geographically diversified portfolio of real estate assets including office, industrial, retail and model home residential properties leased to homebuilders located in the United States. As of September 30, 2021, the Company owned or had an equity interest in:

•	Seven office buildings and one industrial property (“Office/Industrial Properties”), which totals approximately 724,000 rentable square feet;

•	Four retail shopping centers (“Retail Properties”), which total approximately 121,000 rentable square feet; and

•

85 model home residential properties (“Model Homes” or “Model Home Properties”), totaling approximately 255,000 square feet, leased back on a triple-net basis to homebuilders that are owned by six affiliated limited partnerships and one wholly-owned corporation, all of which we control.

We own five commercial properties located in Colorado, four in North Dakota, two in Southern California and one in Texas. Our model home properties are located in four states.  While geographical clustering of real estate enables us to reduce our operating costs through economies of scale by servicing several properties with less staff, it makes us susceptible to changing market conditions in these discrete geographic areas, including those that have developed as a result of COVID-19. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year or has been operating for three years.

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

9.375% Series D Cumulative Redeemable Perpetual Preferred Stock.

On June 15, 2021, the Company completed its secondary offering of 800,000 shares of our Series D Preferred Stock for cash consideration of $25.00 per share to a syndicate of underwriters led by Benchmark, as representative, resulting in approximately $18.1 million in net proceeds, after deducting the underwriting discounts and commissions and the offering expenses paid by the Company. The Company granted the underwriters a 45-day option to purchase up to an additional 120,000 shares of Series D Preferred Stock to cover over-allotments, which they exercised on June 17, 2021, resulting in approximately $2.7 million in net proceeds, after deducting the underwriting discounts and commissions and the offering expenses paid by the Company.  In total, the Company issued 920,000 shares of Series D Preferred Stock with net proceeds of approximately $20.5 million, after deducting the underwriting discounts and commissions and the offering expenses paid by the Company and deferred offering costs.  The Series D Preferred Stock is listed and trades on The Nasdaq Capital market under the symbol SQFTP.   The Company intends to use these proceeds for general corporate and working capital purposes, including to potentially acquire additional properties.  Below are some of the key terms of the Series D Preferred Stock:

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

For additional information regarding our Common Stock activity, see Footnote 10.  Stockholders’  Equity in Item 1. Financial Statements.

SIGNIFICANT TRANSACTIONS IN 2021 AND 2020

During the nine months ended September 30, 2021, the Company disposed of the following properties:

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

During the nine months ended September 30, 2021, the Company acquired the following property:

On August 17, 2021, the Company, through its 61.3% owned subsidiaries NetREIT Palm Self Storage, LP and NetREIT Highland LLC, acquired a single story newly constructed 10,500 square foot building in Houston, Texas for a purchase price of approximately $4.9 million, in connection with a like-kind exchange transaction pursued under Section 1031 of the Internal Revenue Code 1986, as amended (the "Internal Revenue Code").  The building is 100% occupied under a 15-year triple net lease.

During the nine months ended September 30, 2021, the Company acquired six model homes for approximately $2.9 million. The purchase price was paid through cash payments of approximately $0.9 million and mortgage notes of approximately $2.0 million.

During the nine months ended September 30, 2021, the Company disposed of 39 model homes for approximately $19.0 million and recognized a gain of approximately $2.9 million.

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

During the nine months ended September 30, 2020, the Company disposed of 33 model homes for approximately $12.6 million and recognized a gain of approximately $0.9 million.

Management does not expect that the level of commercial property sales experienced over the last 12 months to continue in the near future.  Additionally, with the recent equity raised in June and July 2021, management is working to increase the number of commercial properties in the portfolio with new acquisitions.  However, elevated real estate prices in both commercial and residential real estate and compressing capitalization rates have made it challenging to acquire properties that fit our portfolio needs.  Management will continue to evaluate potential acquisitions in an effort to increase our portfolio of commercial real estate.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED September 30, 2021 and 2020

Revenues. Total revenues were $4.4 million for the three months ended September 30, 2021 compared to $5.7 million for the same period in 2020, a decrease of approximately $1.3 million or 23%, which is primarily related to the sale of four commercial properties during the nine months ended September 30, 2021.  The decrease in rental income is also attributed to COVID-19 related tenant workouts, which included rent abatements and deferrals that are being recognized over the remaining lease term.

Rental Operating Costs. Rental operating costs decreased by $0.7 million to $1.4 million for the three months ended September 30, 2021, compared to $2.1 million for the same period in 2020. Rental operating costs as a percentage of total revenue also decreased to 32.3% as compared to 37.2% for the three months ended September 30, 2021 and 2020, respectively. The overall decrease in rental operating costs for the three months ended September 30, 2021 as compared to 2020 is primarily related to the sale of four commercial properties during the nine months ended  September 30, 2021, as well as the mix of properties held to include a higher percentage of model homes period over period, which have significantly lower operating costs.

General and Administrative Expenses. General & Administrative (“G&A”) expenses for the three months ended September 30, 2021 and 2020 totaled approximately $1.5 million and $1.4 million, respectively.  These expenses increased by approximately $0.1 million for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to the increase in stock compensation, which had an increase of approximately $0.1 million. In connection with the Company becoming publicly traded in October 2020, the Company plans to continue rewarding its employees through stock-based compensation at a greater rate than historically.  G&A expenses as a percentage of total revenue was 33.8% and 24.1% for three months ended September 30, 2021 and 2020, respectively.  The increase in percentage is primarily due to a net decrease in rental income related tothe sale of properties noted above, while G&A remained relatively flat.

Depreciation and Amortization. Depreciation and amortization expense was $1.3 million for the three months ended September 30, 2021, compared to $1.6 million for the same period in 2020, representing a decrease of $0.3 million or 18%. The decrease in depreciation and amortization expense in 2021 compared to the same period in 2020 is primarily related to the sale of four commercial properties during the nine months ended  September 30, 2021.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. The Company did not recognize an impairment during the three months ended September 30, 2021.  Management considered the impact of COVID-19 on all other remaining assets as of September 30, 2021 and determined that there were no other indicators of impairment had occurred as of that date.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges was $1.0 million for the three months ended September 30, 2021 compared to $1.4 million for the same period in 2020, a decrease of $0.4 million or 28%. The decrease in mortgage interest expense relates to the decreased number of commercial properties owned in 2021 compared to 2020 and the related mortgage debt. The weighted average interest rate on our outstanding debt was 4.2% and 3.9% as of September 30, 2021 and 2020, respectively.

Interest expense - note payable. On September 17, 2019, the Company executed a Promissory Note pursuant to which Polar Multi-Strategy Master Fund (“Polar”), extended a loan in the principal amount of $14.0 million to the Company (the "Polar Note"). The Polar Note bore interest at a fixed rate of 8% per annum and required monthly interest-only payments. Interest expense, including amortization of the deferred offering costs and Original Issue Discount of $1.4 million, totaled $0 and $0.9 million for the three months ended September 30, 2021 and 2020, respectively.  The Polar Note was paid in full during March 2021.

Gain on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2021 and 2020" above for further detail.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the three months ended September 30, 2021 and 2020 totaled approximately $0.4 million and $0.4 million.

RESULTS OF OPERATIONS FOR THE Nine MONTHS ENDED September 30, 2021 and 2020

Revenues. Total revenues were $14.9 million for the nine months ended September 30, 2021 compared to $18.8 million for the same period in 2020, a decrease of approximately $3.9 million or 21%, which is primarily related to the sale of four commercial properties during the nine months ended September 30, 2021.  The decrease in rental income is also attributed to COVID-19 related tenant workouts, which included rent abatements and deferrals that are being recognized over the remaining lease term.

Rental Operating Costs. Rental operating costs decreased by $1.8 million to $4.7 million for the nine months ended September 30, 2021, compared to $6.5 million for the same period in 2020. Rental operating costs as a percentage of total revenue also decreased to 31.8% as compared to 34.5% for the nine months ended September 30, 2021 and 2020, respectively. The overall decrease in rental operating costs for the nine months ended September 30, 2021 as compared to 2020 is primarily related to the sale of four commercial properties during the nine months ended September 30, 2021, as well as the mix of properties held to include a higher percentage of model homes period over period, which have significantly lower operating costs.

General and Administrative Expenses. General & Administrative (“G&A”) expenses for the nine months ended September 30, 2021 and 2020 totaled approximately $4.4 million and $4.0 million, respectively.  These expenses increased by approximately $0.4 million for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to the increase in stock compensation and legal expenses, which had an increase of approximately $0.3 million and $0.1 million, respectively.  In connection with the Company becoming publicly traded in October 2020, the Company plans to continue rewarding its employee through stock-based compensation at a greater rate than historically.  The increase was slightly offset by the decreased payroll related costs, temporally reduced by the Employee Retention Credit ("ERC") received during the second quarter of 2021.  G&A expenses as a percentage of total revenue was 29.3% and 21.2% for nine months ended September 30, 2021 and 2020, respectively.

Depreciation and Amortization. Depreciation and amortization expense was $4.1 million for the nine months ended September 30, 2021, compared to $4.8 million for the same period in 2020, representing a decrease of $0.7 million or 15%. The decrease in depreciation and amortization expense in 2021 compared to the same period in 2020 is primarily related to the sale of four commercial properties during the nine months ended September 30, 2021.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. The Company recognize impairment of $0.3 million, related to the potential sale or our Highland Court property, in the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2021.  Management considered the impact of COVID-19 on all other remaining assets as of September 30, 2021 and determined that there were no other indicators of impairment had occurred as of that date.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges was $3.5 million for the nine months ended September 30, 2021 compared to $4.6 million for the same period in 2020, a decrease of $1.1 million or 24%. The decrease in mortgage interest expense relates to the decreased number of commercial properties owned in 2021 compared to 2020 and the related mortgage debt. The weighted average interest rate on our outstanding debt was 4.2% and 3.9% as of September 30, 2021 and 2020, respectively.

Interest expense - note payable. On September 17, 2019, the Company executed a Promissory Note pursuant to which Polar, extended a loan in the principal amount of $14.0 million to the Company. The Polar Note bore interest at a fixed rate of 8% per annum and required monthly interest-only payments. Interest expense, including amortization of the deferred offering costs and Original Issue Discount of $1.4 million, totaled $- and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively.  The Polar Note was paid in full during March 2021.

Gain on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2021 and 2020" above for further detail.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the nine months ended September 30, 2021 and 2020 totaled approximately $1.8 million and $0.9 million.

Geographic Diversification Tables

The following tables show a list of commercial properties owned by the Company grouped by state and geographic region as of September 30, 2021:

		Aggregate		Current	Approximate %
	No. of	Square	Approximate %	Base Annual	of Aggregate
State	Properties	Feet	of Square Feet	Rent	Annual Rent
California	2	113,617	13.4%	$1,577,261	14.9%
Colorado	5	324,245	38.4%	5,580,329	52.6%
North Dakota	4	396,981	47.0%	3,127,744	29.5%
Texas	1	10,500	1.2%	322,875	3.0%
Total	12	845,343	100.0%	$10,608,209	100.0%

The following tables show a list of our Model Home properties by geographic region as of September 30, 2021:

				Current	Approximate
	No. of	Aggregate	Approximate %	Base Annual	of Aggregate
Geographic Region	Properties	Square Feet	of Square Feet	Rent	% Annual Rent
Southwest	79	237,416	92.4%	$2,206,128	90.0%
Southeast	3	8,201	3.0%	$61,528	3.3%
Northeast	2	6,153	2.2%	$80,844	3.0%
Midwest	1	3,663	2.4%	$57,420	3.7%
Total	85	255,433	100%	$2,405,920	100%

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings, financial aid from government programs instituted as a result of COVID-19, and the sale of equity or debt securities. Management believes that the number of recent real estate sales and resulting cash generated may not be indicative of our future strategic plans.  We intend to grow our portfolio with the recent capital raised from the sale of our Series D Preferred Stock in June 2021 and our Series A common stock in July 2021.  Our cash and restricted cash at September 30, 2021 was approximately $27.8 million. Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. We also are actively seeking investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders, and may seek a revolving line of credit to provide short-term liquidity. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders.  Future principal payments due on our mortgage notes payables, during the last three months of 2021, total approximately $0.9 million, of which $0.6 million is related to model home properties.  Management expects certain model home and commercial properties will be sold, and that the underlying mortgage notes will be paid off with sales proceeds, while other mortgage notes will be refinanced as the Company has done in the past. Additional principal payments will be made with cash flows from ongoing operations.

On September 17, 2021, the Board of Directors authorized a stock repurchase program of up to $10 million outstanding shares of our Series A Common Stock.  During September 2021, the Company was able to purchase 18,133 shares at an average price of $3.73692 per share, plus commission of $0.035 per share, for a total cost of $68,396.  These shares will be treated as unissued in accordance with Maryland law and shown as a reduction of stockholders' equity at cost.  While we will continue to pursue value creating investments, the Board believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to shareholders through a repurchase program is an attractive use of capital currently.

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

The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the nine months ended September 30, 2021 and for the year ended December 31, 2020.  The Company intends to continue to pay dividends to our common stockholders on a quarterly basis, and on a monthly basis for the Series D Preferred stockholders going forward, but there can be no guarantee the Board of Directors will approve any future dividends.

Quarter Ended	2021	2020
	Distributions Declared	Distributions Declared
March 31	$0.101	$—
June 30	0.102	—
September 30	0.103	—
December 31	—	0.100
Total	$0.306	$0.100

Month	2021	2020
	Distributions Declared	Distributions Declared
January	$—	$—
February	—	—
March	—	—
April	—	—
May	—	—
June	0.10417	—
July	0.19531	—
August	0.19531	—
September	0.19531	—
October	—	—
November	—	—
December 31	—	—
Total	$0.690	—

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

Cash Equivalents and Restricted Cash

At September 30, 2021 and December 31, 2020, we had approximately $27.8 million and $11.5 million in cash equivalents, respectively, including $3.8 million and $4.2 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts and cash held in bank accounts at third-party institutions. During 2021 and 2020, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $0.7 million of our cash balance is intended for capital expenditures on existing properties (net of deposits held in reserve accounts by our lenders) over the next three months of 2021. We intend to use the remainder of our existing cash and cash equivalents for asset/property acquisitions, reduction of principal debt, general corporate purposes, common stock repurchases (if market conditions are met), or dividends to our stockholders.

Secured Debt

As of September 30, 2021, all our commercial properties had fixed-rate mortgage notes payable in the aggregate principal amount of $67.6 million, collateralized by a total of 10 commercial properties with loan terms at issuance ranging from 3 to 22 years. The weighted-average interest rate on these mortgage notes payable as of September 30, 2021 was approximately 4.54%, and our debt to estimated market value for our commercial properties was approximately 58.6%.  The debt to estimated market value includes the $1.6 million related party loan on our Mandolin property in Houston, TX, which is eliminated in consolidation.

As of September 30, 2021, the Company had 76 fixed-rate mortgage notes payable related to model homes in the aggregate principal amount of $19.3 million, excluding loans eliminated through consolidation, collateralized by a total of 76 Model Homes. These loans generally have a term at issuance of three to five years. As of September 30, 2021, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $257,000 and 3.2%, respectively. Our debt to estimated market value on these properties is approximately 59.4%, including loan eliminated through consolidation. The Company has guaranteed between 25% - 100% of these mortgage loans.

We have been able to refinance maturing mortgages to extend maturity dates and we have not experienced any notable difficulties financing our acquisitions.

Cash Flows for the nine months ended September 30, 2021 and September 30, 2020

Operating Activities: Net cash provided by operating activities for the nine months ended September 30, 2021 totaled approximately $1.1 million, as compared to cash provided by operating activities of $2.9 million for the nine months ended September 30, 2020. The change in net cash used in operating activities is mainly due to changes in net income, which fluctuates based on timing of receipt and payment, as well as an increase in non-cash addbacks such as straight-line rent.

Investing Activities: Net cash provided by investing activities for the nine months ended September 30, 2021 was approximately $37.3 million compared to approximately $22.2 million during the same period in 2020. The change from each period was primarily related to the mix of gross proceeds from the sale of office buildings and Model Homes sold in each period.

We currently project that we could spend up to $0.7 million (net of deposits held in reserve accounts by lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio over the three months of 2021. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures in the future due to rising construction costs. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities: Net cash used in financing activities during the nine months ended September 30, 2021 was $22.1 million compared to $25.4 million for the same period in 2020 and was primarily due to the following activities for the nine months ended September 30, 2021:

•	Net increase in dividends paid to stockholders of $3.2 million to Common Stockholders and $0.5 million to Preferred Stockholder; and

•

Net increase in repayment of the Polar Note, the fully payment of mortgage note on the World Plaza property and full payment of the four mortgage notes related to the properties sold during 2021; offset by

•	Distributions to noncontrolling interest increased approximately $5.6 million related to sale of model home properties.

•	The issuance of our Series D Preferred Stock with net proceeds of approximately $20.5 million and net Common Stock proceeds of approximately $8.9 million.

Off-Balance Sheet Arrangements

On July 12, 2021, the Company entered into a securities purchase agreement with a single U.S. institutional investor for the purchase and sale of 1,000,000 shares of its Series A Common Stock, Common Stock Warrants to purchase up to 2,000,000 shares of Series A Common Stock and Pre-Funded Warrants to purchase up to 1,000,000 shares of Series A Common Stock. Each share of Common Stock and accompanying Common Stock Warrants were sold together at a combined offering price of $5.00, and each share of Common Stock and accompanying Pre-Funded Warrant were sold together at a combined offering price of $4.99. The Pre-Funded Warrants were exercised in full during August 2021 at a nominal exercise price of $0.01 per share. The Common Stock Warrants have an exercise price of $5.50 per share, were exercisable upon issuance and will expire five years from the date of issuance.

In connection with this additional offering, we agreed to issue the Placement Agent Warrants to purchase up to 80,000 shares of Series A Common Stock, representing 4.0% of the Series A Common Stock and shares of Series A Common Stock issuable upon exercise of the Pre-Funded Warrants.  The Placement Agent Warrants were issued in August 2021, post exercise of the Pre-Funded Warrants with an exercise price of $6.25 and will expire five years from the date of issuance.

Common Stock Warrants:

If all the potential Common Stock Warrants outstanding at September 30, 2021, were exercised at the price of $5.00 per share, gross proceeds to us would be $10 million and we would as a result issue an additional 2,000,000 shares of common stock.

Placement Agent Warrants:

If all the potential Placement Agent Warrants outstanding at September 30, 2021, were exercised at the price of $6.25 per share, gross proceeds to us would be $0.5 million and we would as a result issue an additional 80,000 shares of common stock.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Furthermore, we do not believe that these controls have been impacted by COVID-19 related circumstances, including remote work arrangements with our employees.

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

Risks Related to COVID-19

The current outbreak of COVID-19, and the resulting volatility it has created, has disrupted our business and we expect that the COVID-19 pandemic, may significantly and adversely impact our business, financial condition and results of operations going forward, and that other potential pandemics or outbreaks, could materially adversely affect our business, financial condition, results of operations and cash flows in the future. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets, and could potentially create widespread business continuity issues of an unknown magnitude and duration.   To date our business has not been significantly impacted by the COVID-19 pandemic. While several of our tenants have reported financial challenges, suffered because of the COVID-19 pandemic, only 13 of our tenants have requested rent abatements or reductions from us. The impact of the COVID-19 pandemic on our business is still uncertain and will be largely dependent on future developments.

The COVID-19 pandemic has had in the future will likely continue to have, repercussions across regional and global economies and financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States (including the states and cities that comprise the San Diego, California; Denver and Colorado Springs, Colorado; Fargo and Bismarck, North Dakota; and other metro regions, where we own and operate properties) have instituted quarantines, "shelter in place" mandates, and rules and restrictions on travel and the types of businesses that may continue to operate. While some of these restrictions have been lifted, new variants of the coronavirus and/or the continued spread of the virus could cause government authorities to extend, reinstitute and/or adopt new restrictions.  As a result, the COVID-19 pandemic is negatively impacting almost every industry, both inside and outside these metro regions, directly or indirectly and has created business continuity issues. For instance, some our commercial tenants temporarily closed their offices or stores and requested temporary rent deferral or rent abatement during the pandemic. In addition, jurisdictions where we own and operate properties have implemented, or may implement, rent freezes, eviction freezes, or other similar restrictions. The full extent of the impacts on our business over the long term are largely uncertain and dependent on several factors beyond our control.

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

•	a complete or partial closure of one or more of our properties resulting from government or tenant action (since Q1, 2021, all of our commercial properties were reopened);

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities. None.

Stock Repurchases. On September 17, 2021, the Board of Directors authorized a stock repurchase program of up to $10 million outstanding shares of our Series A Common Stock.  Purchases under the repurchase program may be made in the open market, through block trades, and other negotiated transactions. We expect to execute the share repurchase program primarily in open market transactions, subject to market conditions. There is no fixed termination date for the repurchase program, and the program may be suspended, discontinued, or accelerated at any time.

The following table contains information for shares of common stock repurchased during the three months ended September 30, 2021.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2021	—	$—	—	$—
August 2021	—	—	—	—
September 2021	18,133	3.7719	18,133	9,931,604
Total	18,133	$3.7719	18,133	$9,931,604

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
4.1	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2021).
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2021).
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2021)
10.1	Form of Placement Agency Agreement, dated as of July 12, 2021, by and between the Company and the Placement Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2021).
10.2	Form of Securities Purchase Agreement, dated as of July 12, 2021, by and between the Company and the Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2021).
10.3	Ninth Amendment to Loan Agreement signed August 19, 2021 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2021).
10.4	Loan Agreement dated February 26, 2016, together with Second Amendment to Loan Agreement dated as of June 29, 2016, Third Amendment to Loan Agreement dated as of April 11, 2017, Joinder and Fourth Amendment to Loan Agreement dated as of February 20, 2018, Fifth Amendment to Loan Agreement dated as of April 11, 2018, Joinder and Sixth Amendment to Loan Agreement dated as of April 11, 2019, Joinder and Seventh Amendment to Loan Agreement dated as May 22, 2020 and Eighth Amendment to Loan Agreement dated as of June 26, 2020 (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2021).
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021.

31.2

Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021.

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

Date: November 12, 2021	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

	By:	/s/ Adam Sragovicz
	Name:	Adam Sragovicz
	Title:	Chief Financial Officer

	By:	/s/ Ed Bentzen
	Name:	Ed Bentzen
	Title:	Chief Accounting Officer