Form 10-K
period 2021-12-31
Presidio Property Trust, Inc.
filed 2022-03-30
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2021

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

(760) 471-8536

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on Which Registered
Series A Common Stock, $0.01 par value per share	SQFT	The Nasdaq Stock Market LLC

9.375% Series D Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	SQFTP	The Nasdaq Stock Market LLC

Series A Common Stock Purchase Warrants to Purchase Shares of Common Stock	SQFTW	The Nasdaq Stock Market LLC

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was $36,044,764 based upon the closing price reported for such date on the Nasdaq Capital Market. At March 25, 2022, the registrant had issued and outstanding 12,364,289 shares of its Series A Common Stock $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Presidio Property Trust’s Annual Meeting currently scheduled to be held on May 26, 2022 to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

PRESIDIO PROPERTY TRUST, INC.

FORM 10-K – ANNUAL REPORT

For the year ended December 31, 2021

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

•	inherent risks associated with real estate investments and with the real estate industry;

•	significant competition may decrease or prevent increases in our properties' occupancy and rental rates and may reduce the value of our properties;

•	a decrease in demand for commercial space and model homes and/or an increase in operating costs;

•

failure by any major tenant (or a substantial number of tenants) to make rental payments to us because of a deterioration of its financial condition, an early termination of its lease, a non-renewal of its lease, or a renewal of its lease on terms less favorable to us;

•	challenging economic conditions facing us and our tenants may have a material adverse effect on our financial condition and results of operations;

•	our failure to generate sufficient cash to pay dividends and to service or retire our debt obligations in a timely manner;

•	our inability to borrow or raise sufficient capital to maintain or expand our real estate investment portfolio;

•	adverse changes in the real estate financing markets, including potential increases in interest rates and/or borrowing costs;

•	potential losses, including from adverse weather conditions, natural disasters and title claims, may not be covered by insurance;

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

ITEM 1.

OVERVIEW AND CORPORATE STRUCTURE

Presidio Property Trust, Inc. (“we”, “our”, “us” or the “Company”) is an internally-managed real estate investment trust (“REIT”). We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” We are a publicly traded company on Nasdaq, and registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Through the Company, its subsidiaries and its partnerships, we own 13 commercial properties in fee interest and have partial interests in two commercial properties through our interests in various affiliates in which we serve as general partner, member and/or manager. Each of the limited partnerships is referred to as a “DownREIT.” In each DownREIT, we have the right, through put and call options, to require our co-investors to exchange their interests for shares of our Series A Common Stock, or our common stock, at a stated price after a defined period (generally five years from the date they first invested in the entity’s real property), the occurrence of a specified event or a combination thereof. The Company is a limited partner in five partnerships and sole shareholder in one corporation, which entities purchase and leaseback model homes to and from homebuilders.

MARKET AND BUSINESS STRATEGY

The Company invests in a diverse multi-tenant portfolio of real estate assets. Beginning in 2015, we began to focus our commercial portfolio primarily on office and industrial properties (“Office/Industrial Properties”) and model homes (“Model Home Properties”), and have been managing the portfolio to transition out of retail properties. Our commercial properties are currently located in Colorado, North Dakota, California, Maryland and Texas. Our commercial property tenant base is highly diversified and consists of approximately 139 individual commercial tenants with an average remaining lease term of approximately 3.1 years as of December 31, 2021. As of December 31, 2021, three commercial tenants represented more than 5.0% of our annualized base rent, one of which represented 8.0% of our annualized based rent, while our ten largest tenants represented approximately 36.8% of our annualized base rent. In addition, our commercial property tenant base has limited exposure to any single industry.

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

RECENT DEVELOPMENTS

Significant Transactions in 2021 and 2020

Acquisitions during the year ended December 31, 2021

•

On August 17, 2021, the Company, through its 61.3% owned subsidiaries NetREIT Palm Self Storage, LP and NetREIT Highland LLC, acquired a single story newly constructed 10,500 square foot building in Houston, Texas for a purchase price of approximately $4.9 million, in connection with a like-kind exchange transaction pursued under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code").  The building is 100% occupied under a 15-year triple net lease and was purchased with all cash.

•

On December 22, 2021, the Company purchased a 31,752 square foot building in Baltimore, Maryland for a purchase price of approximately $8.9 million.  The building is 100% occupied under a 5 year triple net lease to Johns Hopkins University’s Bloomberg School of Public Health and was purchased with all cash.

•

We acquired 18 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2021. The purchase price for these properties was $8.4 million. The purchase price consisted of cash payments of $2.7 million and mortgage notes of $5.7 million.

Acquisitions during the year ended December 31, 2020

•

We acquired 28 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2020. The purchase price for the properties was $10.2 million. The purchase price consisted of cash payments of $3.1 million and mortgage notes of $7.1 million.

Dispositions during the year ended December 31, 2021

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

During year ended December 31, 2021, we disposed of the following properties:

•	Waterman Plaza, which was sold on January 28, 2021, for approximately $3.5 million and the Company recognized a loss of approximately $0.2 million.

•	Garden Gateway, which was sold on February 19, 2021, for approximately $11.2 million and the Company recognized a loss of approximately $1.4 million.

•	Highland Court, which was sold on May 20, 2021, for approximately $10.2 million and the Company recognized a loss of approximately $1.6 million.

•	Executive Office Park, which was sold on May 21, 2021, for approximately $8.1 million and the Company recognized a gain of approximately $2.5 million.

•	During the year ended December 31, 2021, we disposed of 44 model homes for approximately $20.7 million and recognized a gain of approximately $3.2 million.

Dispositions during the year ended December 31, 2020

During year ended December 31, 2020, we disposed of the following properties:

•	Centennial Tech Center, which was sold on February 5, 2020 for approximately $15.0 million and the Company recognized a loss of approximately $913,000.

•	Union Terrace, which was sold on March 13, 2020 for approximately $11.3 million and the Company recognized a gain of approximately $688,000.

•	One of four Executive Office Park buildings, which was sold on December 2, 2020 for approximately $2.3 million and the Company recognized a loss of approximately $75,000.

•	During the year ended December 31, 2020, we disposed of 46 model homes for approximately $18.1 million and recognized a gain of approximately $1.6 million.

Model Home Properties

Our Model Home properties are located in four states throughout the United States. As of December 31, 2021, we owned 92 model homes with a net book value of approximately $34.1 million.

NetREIT Dubose Model Home REIT, Inc. (“NetREIT Dubose”) is engaged in the business of acquiring model homes from third party homebuilders in sale-leaseback transactions whereby a homebuilder sells the Model Home to NetREIT Dubose and leases back the Model Home under a triple net lease (“NNN”) for use in marketing its residential development. Our Model Home business was started in March 2010 through the acquisition of certain assets and rights from Dubose Model Homes USA. Subsequent to its formation, NetREIT Dubose raised $10.6 million pursuant to a private placement of its common stock (the private placement terminated on December 31, 2013). As of December 31, 2021, NetREIT Dubose had sold all of its properties and distributed all available cash to its shareholders, including the Company.

We operate six limited partnerships in connection with NetREIT Dubose: Dubose Model Home Investors #202, LP (“DMHI #202”), Dubose Model Home Investors #203, LP (“DMHI #203”), Dubose Model Home Investors #204, LP (“DMHI #204”), Dubose Model Home Investors #205, LP (“DMHI #205”), Dubose Model Home Investors #206, LP (“DMHI #206”) and NetREIT Dubose Model Home REIT, LP. The limited partnerships typically raise private equity to invest in Model Home Properties and lease them back to the homebuilders. As of December 31, 2021 the Company owned:

•	10.3% of DMHI #202, which raised $2.9 million, and was formed to raise up to $5.0 million through the sale of partnership units.

•	2.3% of DMHI #203, which raised $4.4 million, and was formed to raise up to $5.0 million through the sale of partnership units.

•	3.6% of DMHI #204, which raised $2.8 million, and was formed to raise up to $5.0 million through the sale of partnership units.

•	4.0% of DMHI #205, which has raised $2.5 million, and was formed in 2019 to raise up to $5.0 million through the sale of partnership units.

•

8.5% of DMHI #206, which has raised $1.2 million, and was formed in 2020 to raise up to $5.0 million through the sale of partnership units. This partnership continues to raise capital through the sale of additional limited partnership units.

•	NetREIT Dubose, which owns 100% of NetREIT Dubose Model Home REIT, LP.

•	100% of NetREIT Model Homes, Inc.

We provide management services to our limited partnerships through our wholly-owned subsidiaries, NetREIT Advisors, LLC (“NetREIT Advisors”) and Dubose Advisors LLC (“Dubose Advisors”), which we refer to collectively as the Advisors. For their services, each of the Advisors receives ongoing management fees, acquisition fees and has the right to receive certain other fees when a partnership sells or otherwise disposes of a model home. NetREIT Advisors manages NetREIT Dubose and NetREIT Model Homes, Inc. and Dubose Advisors manages DMHI #202, DMHI #203, DMHI #204, DMHI #205 and DMHI #206.

Share Repurchase Program

On September 17, 2021, the Board of Directors authorized a stock repurchase program of up to $10 million outstanding shares of our Series A Common Stock.  Purchases under the repurchase program may be made in the open market, through block trades, and other negotiated transactions. We expect to execute the share repurchase program primarily in open market transactions, subject to market conditions. There is no fixed termination date for the repurchase program, and the program may be suspended, discontinued, or accelerated at any time.  During September 2021, the Company purchased 18,133 shares at an average price of $3.73692 per share, plus commission of $0.035 per share, for a total cost of $68,396.  During December 2021, the Company purchased 11,588 shares at an average price of $3.6097 per share, plus commission of $0.035 per share, for a total cost of $42,234.78.

At-the-Market Offering

On November 8, 2021, we entered into an At-the-Market Offering Agreement (the “Sales Agreement”) with The Benchmark Company, LLC (the “Manager”) pursuant to which the Manager will act as the Company’s sales agent with respect to the issuance and sale of up to $4,399,000 of our Series A Common Stock from time to time in an at-the-market public offering.  Sales of our common stock, if any, through the Manager, will be by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Capital Market or any other existing trading market for the common stock in the U.S. or to or through a market maker. The Manager may also sell the common stock in privately negotiated transactions, subject to our prior approval. The price per share will be at prevailing market prices. The Company will pay the Manager a commission equal to 3.5% of the gross proceeds from the sale of the Series A Common Stock pursuant to the Sales Agreement.

Sponsorship of Special Purpose Acquisition Company

On January 7, 2022, we announced our sponsorship, through our wholly-owned subsidiary, Murphy Canyon Acquisition Sponsor, LLC (the “Sponsor”), of a special purpose acquisition company (“SPAC”) initial public offering. The registration statement and prospectus relating to the initial public offering (“IPO”) of the SPAC, Murphy Canyon Acquisition Corp. (“Murphy Canyon”), was declared effective by the Securities and Exchange Commission (the “SEC”) on February 2, 2022 and SPAC units, consisting of one share of Class A common stock, par value $0.0001 per share, of Murphy Canyon and one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of common stock at a price of $11.50 per share, began trading on the Nasdaq Global Market on February 3, 2022.  Once the securities comprising the units begin separate trading, expected to occur on March 28, 2022, the common stock and the warrants are expected to be traded on the Nasdaq Global Market under the symbols “MURF” and “MURFW,” respectively. The Murphy Canyon IPO closed on February 7, 2022, raising gross proceeds for Murphy Canyon of $132,250,000, including the exercise in full by the underwriters of their over-allotment option. In connection with the IPO, we purchased, through the Sponsor, 754,000 placement units (the “placement units”) at a price of $10.00 per unit, for an aggregate purchase price of $7,540,000.  The Sponsor has agreed to transfer an aggregate of 45,000 placement units (15,000 each) to each of Murphy Canyon’s independent directors.

Immediately following the IPO, Murphy Canyon began to evaluate acquisition candidates in the real estate industry, including construction, homebuilding, real estate owners and operators, arrangers of financing, insurance, and other services for real estate, and adjacent businesses and technologies targeting the real estate space with an aggregate combined enterprise value of approximately $300 million to $1.2 billion. Murphy Canyon’s goal is to complete its initial business combination (“IBC”) within one year of its IPO.  We expect Murphy Canyon to operate as a separately managed, publicly traded entity following the completion of the IBC, or “De-SPAC”.

Warrant Dividend

We set a record date of January 14, 2022 with respect to the distribution of five-year listed warrants (the “Series A Warrants”).  The Series A Warrants and the shares of common stock issuable upon the exercise of the Series A Warrants were registered on a registration statement that was filed with the SEC and was declared effective January 21, 2022.  The Series A Warrants commenced trading on the Nasdaq Capital Market under the symbol “SQFTW” on January 24, 2022 and were distributed on that date to persons who held shares of common stock and existing outstanding warrants as of the January 14, 2022 record date, or who acquired shares of common stock in the market following the record date, and who continued to hold such shares at the close of trading on January 21, 2022.  The Series A Warrants give the holder the right to purchase one share of common stock at $7.00 per share, for a period of five years. Should warrantholders not exercise the Series A Warrants during that holding period, the Series A Warrants will automatically convert to 1/10 of a common share at expiration, rounded down to the nearest number of whole shares.

Preferred Stock Series D

On June 15, 2021, we completed an offering of 800,000 shares of our 9.375% Series D Cumulative Redeemable Perpetual Preferred Stock ("Series D Preferred Stock") for cash consideration of $25.00 per share to a syndicate of underwriters led by The Benchmark Company, LLC, as representative, resulting in approximately $18.1 million in net proceeds, after deducting the underwriting discounts and commissions and the offering expenses. We granted the underwriters a 45-day option to purchase up to an additional 120,000 shares of Series D Preferred Stock to cover over-allotments, which they exercised on June 17, 2021, resulting in approximately $2.7 million in net proceeds, after deducting the underwriting discounts and commissions and the offering expenses.  In total, we issued 920,000 shares of Series D Preferred Stock with net proceeds of approximately $20.5 million, after deducting the underwriting discounts and commissions and the offering expenses.

Holders of shares of the Series D Preferred Stock are entitled to receive cumulative cash dividends at a rate of 9.375% per annum of the $25.00 per share liquidation preference (equivalent to $2.34375 per annum per share). Dividends are payable monthly on the 15th day of each month (each, a “dividend payment date”), provided that if any dividend payment date is not a business day, then the dividend that would otherwise have been payable on that dividend payment date may be paid on the next succeeding business day without adjustment in the amount of the dividend. Holders of shares of the Series D Preferred Stock will generally have no voting rights.  However, if the Company does not pay dividends on the Series D Preferred Stock for eighteen or more monthly dividend periods (whether or not consecutive), the holders of the Series D Preferred Stock (voting separately as a class with the holders of all other classes or series of the Company’s preferred stock it may issue upon which like voting rights have been conferred and are exercisable and which are entitled to vote as a class with the Series D Preferred Stock in the election referred to below) will be entitled to vote for the election of two additional directors to serve on the Company’s Board of Directors until the Company pays, or declares and sets apart funds for the payment of, all dividends that it owes on the Series D Preferred Stock, subject to certain limitations.  In addition, the affirmative vote of the holders of at least two-thirds of the outstanding shares of Series D Preferred Stock (voting together as a class with all other series of parity preferred stock the Company may issue upon which like voting rights have been conferred and are exercisable) is required at any time for the Company to (i) authorize or issue any class or series of its stock ranking senior to the Series D Preferred Stock with respect to the payment of dividends or the distribution of assets on liquidation, dissolution or winding up or (ii) to amend any provision of the Company charter so as to materially and adversely affect any rights of the Series D Preferred Stock or to take certain other actions.

In the event of our voluntary or involuntary liquidation, dissolution or winding up, the holders of shares of Series D Preferred Stock will be entitled to be paid out of the assets we have legally available for distribution to our stockholders, subject to the preferential rights of the holders of any class or series of stock we  may issue ranking senior to the Series D Preferred Stock with respect to the distribution of assets upon liquidation, dissolution or winding up, a liquidation preference of $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date of payment, before any distribution of assets is made to holders of our common stock or any other class or series of our stock we may issue that ranks junior to the Series D Preferred Stock as to liquidation rights.  Commencing on or after June 15, 2026, we may redeem, at our option, the Series D Preferred Stock, in whole or in part, at a cash redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the redemption date. Prior to June 15, 2026, upon a Change of Control (as defined in the Articles Supplementary classifying and designating the Series D Preferred Stock), we may redeem, at our option, the Series D Preferred Stock, in whole or part, at a cash redemption price of $25.00 per share, plus any accumulated and unpaid dividends to, but not including the redemption date. The Series D Preferred Stock has no stated maturity, will not be subject to any sinking fund or other mandatory redemption, and will not be convertible into or exchangeable for any of our other securities.

Use of Leverage

We use mortgage loans secured by our individual properties in order to maximize the return for our stockholders. Typically these loans are for terms ranging from five to ten years. Currently, the majority of our mortgage loans are structured as non-recourse to us with limited exceptions that would cause a recourse event only upon occurrence of certain fraud, misconduct, environmental, or bankruptcy events. Non-recourse financing limits our exposure to the amount of equity invested in each property pledged as collateral thereby protecting the equity in our other assets. We can provide no assurance that the non-recourse financing will be available to us in the future on terms that are acceptable to us, or at all and there may be circumstances where lenders have recourse to our other assets. To a lesser extent, we use recourse financing. At December 31, 2021, $25.9 million of our total debt of $89.4 million was recourse to the Company of which $22.2 million relates to the model homes properties.

We have used both fixed and variable interest rate debt to finance our properties. Wherever possible, we prefer to obtain fixed rate mortgage financing as it provides better cost predictability. As of December 31, 2021, none of our mortgage loans include variable interest rate provisions.

In 2022, we have $8.6 million of principal payments on mortgage notes payable related to the model home properties, including payments related to mortgage notes payable that mature in 2022. We plan to refinance a significant portion of the mortgage notes payable or sell the model home properties to repay the mortgage notes payable. We have $3.6 million of principal payments on mortgage notes payable relating to commercial properties in 2022, including $2.2 million related to one commercial property maturing in 2022. We plan to sell properties and extend the maturity date of the mortgage notes payable, pay down balances form cash on hand, or refinance a significant portion of the mortgage notes payable. See Part 15. Exhibits, Financial Statement Schedules — Note 13. Subsequent Events for additional information.

On September 17, 2019 the Company executed a Promissory Note pursuant to which Polar Multi-Strategy Master Fund (“Polar”), issued a loan in the principal amount of $14.0 million to the Company (“Polar Note”). The Polar Note accrued interest at a fixed rate of 8% per annum and required monthly interest-only payments. On September 1, 2020, we extended the maturity of the Polar Note from October 1, 2020 to March 31, 2021 (“Maturity”), at which time the entire outstanding principal balance of $7.7 million as of December 31, 2020 and accrued and unpaid interest would be due and payable. On September 30, 2020, we paid a renewal fee of 4% on the unpaid principal balance, which was amortized through the maturity date. The Company used the proceeds of the Polar Note to redeem all of the outstanding shares of the Company's Series B Preferred Stock. During March 2021, prior to Maturity, the Polar Note was paid in full, from available cash on hand.  See Part 15. Exhibits, Financial Statement Schedules - Note. 13 Subsequent Events for additional information.

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

PROPERTY MANAGEMENT

The Company, through its wholly owned subsidiary, NTR Property Management, Inc., is the primary property manager for all of its properties.  The Company subcontracts with third party property management companies in California and North Dakota to render on-site management services, and internally manages our properties in Colorado, Maryland, and Texas.

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

LEGAL PROCEEDINGS

We are periodically subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our financial position, results of operation or liquidity.

MANAGEMENT OF THE COMPANY

Our Management

We refer to our executive officers and any directors who are affiliated with them as our “Management”.  Our Management is currently comprised of:

•	Jack K. Heilbron, Chairman of the Board, Chief Executive Officer and President of the Company, President and Director of NetREIT Dubose, and President of NetREIT Advisors;

•	Adam Sragovicz, Chief Financial Officer of the Company and Dubose Advisors;

•	Steve Hightower, President of NetREIT Dubose; and

•	Gary M. Katz, Chief Investment Officer of the Company.

Mr. Heilbron has overall responsibility for the day-to-day activities of the Company. Mr. Sragovicz oversees financial matters including financial reporting, budgeting, forecasting, funding activities, tax and insurance. Mr. Hightower is responsible for managing the day-to-day activities of the Dubose Advisors and NetREIT Advisors and the model homes division. Mr. Heilbron and Mr. Katz are responsible for recommending all Company property acquisitions and dispositions.

Our Board of Directors

Our Management is subject to the direction and supervision of our board of directors (our “Board” or "Board of Directors").  Among other things, our Board must approve each real property acquisition our Management proposes. As of December 31, 2021, there were six directors comprising our Board, four of whom are independent directors (“Independent Directors”). Two of our directors, Mr. Heilbron and Mr. Dubose are not independent directors.  Mr. Dubose stepped down as a Director in March 2022.  See Item 9B Other Information, in Part II of this 10-K for more information.

OUR REIT STATUS

We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2000. To continue to be taxed as a REIT, we must satisfy numerous organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders, as defined in the Code and calculated on an annual basis. As a REIT, we are generally not subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even though we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and property and to federal income and excise taxes on our undistributed income. For more information, please see Risks Related to our Status as a REIT and Related Federal Income Tax Matters. We qualified as a REIT for the fiscal year ended December 31, 2021.

HUMAN CAPITAL RESOURCES

Due to the nature of our business, our performance depends on identifying, attracting, developing, motivating, and retaining a highly skilled workforce in multiple areas, including property management, asset management and strategy, accounting, business development and management. Our human capital management strategy, which we refer to as our people strategy, is tightly aligned with our business needs. During 2021, our human capital efforts were focused on retaining top talent, and continuing to increase our agility to meet the quickly changing needs of the business, considering the challenges of the global pandemic and social and political unrest and had no COVID-19 related layoffs. We use a variety of human capital measures in managing our business, including: workforce demographics; diversity metrics with respect to representation, attrition, hiring, promotions and leadership; and talent management metrics including retention rates of top talent and hiring metrics.

OFFICE AND EMPLOYEES

Our office is approximately 9,224 square feet and is located in San Diego, California.

As of December 31, 2021, we had a total of 18 full-time employees.

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

•

fluctuations in interest rates, including anticipated interest rate increases in 2022, which could adversely affect our ability to obtain financing on favorable terms or at all, and negatively impact the value of properties and the ability of prospective buyers to obtain financing for properties we intend to sell;

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

Inflation may materially and adversely affect our income, cash flow, results of operations, financial condition, liquidity, the ability to service our debt obligations, the market price of our securities and our ability to pay dividends and distributions to our stockholders.

Increased inflation could have a pronounced negative impact on our property operating expenses and general and administrative expenses, as these costs could increase at a rate higher than our rents. While our tenants are generally obligated to pay property-level expenses relating to the properties[AP1]  they lease from us (e.g., maintenance, insurance and property taxes), we incur other expenses, such as general and administrative expense, interest expense relating to our debt (some of which bears interest at floating rates) and carrying costs for vacant properties. These expenses would increase in an inflationary environment, and such increases may exceed any increase in revenue we receive under our leases.  Inflation could also have an adverse effect on consumer spending which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable, and the willingness and ability of tenants to enter into or renew leases and/or honor their obligations under existing leases.  Additionally, increased inflation may have an adverse impact on our tenants if increases in their operating expenses exceed increases in their revenue, which may adversely affect the tenants' ability to pay rent owed to us and meet other lease obligations, such as paying property taxes and insurance and maintenance costs.

Recent inflationary pressures could result in higher interest rates, which would have a negative impact on our business.

Rising inflation and elevated U.S. budget deficits and overall debt levels, including as a result of federal pandemic relief and stimulus legislation and/or economic or market and supply chain conditions, can put upward pressure on interest rates and could be among the factors that could lead to higher interest rates in the future. Higher interest rates could adversely affect our overall business, income, and our ability to pay dividends, including by reducing the fair value of many of our assets and adversely affecting our ability to obtain financing on favorable terms or at all, and negatively impacting the value of properties and the ability of prospective buyers to obtain financing for properties we intend to sell. This may affect our earnings results, reduce our ability to sell our assets, or reduce our liquidity. Furthermore, our business and financial results may be harmed by our inability to accurately anticipate developments associated with changes in, or the outlook for, interest rates.

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

Disruptions in the financial markets could adversely affect the value of our real estate investments. Concerns over economic recession, the COVID-19 pandemic, interest rate increases, policy priorities of the U.S. presidential administration, trade wars, labor shortages, or inflation may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine has lead to disruption, instability and volatility in global markets and industries. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the SWIFT system, and have threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is unknown.  Such conditions could impact commercial real estate fundamentals and result in lower occupancy, lower rental rates, and declining values in our real estate portfolio and in the collateral securing our loan investments. As a result, the value of our property investments could decrease below the amounts paid for such investments, the value of collateral securing our loans could decrease below the outstanding principal amounts of such loans, and revenues from our properties could decrease due to fewer and/or delinquent tenants or lower rental rates. These factors would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

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

The COVID-19 pandemic has had, and in the future will likely continue to have, repercussions across regional and global economies and financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States (including the states and cities that comprise the San Diego, California; Denver and Colorado Springs, Colorado; Fargo and Bismarck, North Dakota; and other metro regions where we own and operate properties) have instituted quarantines, “shelter in place” mandates, and rules and restrictions on travel and the types of businesses that may continue to operate. While some of these restrictions have been lifted, new variants of the coronavirus and/or the continued spread of the virus could cause government authorities to extend, reinstitute and/or adopt new restrictions. As a result, the COVID-19 pandemic is negatively impacting almost every industry, both inside and outside these metro regions, directly or indirectly and has created business continuity issues. For instance, a number of our commercial tenants temporarily closed their offices or stores and requested temporary rent deferral or rent abatement during the pandemic. In addition, jurisdictions where we own and operate properties have implemented, or may implement, rent freezes, eviction freezes, or other similar restrictions. The full extent of the impacts on our business over the long term are largely uncertain and dependent on a number of factors beyond our control.

As a result of the effects of the COVID-19 pandemic, we have been and may continue to be impacted by one or more of the following:

●

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

●	a complete or partial closure of one or more of our properties resulting from government or tenant action (since Q1, 2021, all of our commercial properties were reopened);

●

reductions in demand for commercial space and the inability to provide physical tours of our commercial spaces may result in our inability to renew leases, re-lease space as leases expire, or lease vacant space, particularly without concessions, or a decline in rental rates on new leases;

●

the inability of one or more major tenants to pay rent, or the bankruptcy or insolvency of one or more major tenants, may be increased due to a downturn in its business or a weakening of its financial condition as a result of shelter-in-place orders, phased re-opening of its business, or other pandemic related causes;

●	the inability to decrease certain fixed expenses at our properties despite decreased operations at such properties;

●	the inability of our third-party service providers to adequately perform their property management and/or leasing activities at our properties due to decreased on-site staff;

●

the effect of existing and future orders by governmental authorities in any of our markets, which might require homebuilders to cease operations for an uncertain or indefinite period of time, which could significantly affect new home orders and deliveries, and negatively impact their home sales revenue and ability to perform on their lease obligations to the Company in such markets;

●

difficulty accessing capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deterioration in credit and financing conditions, which may affect our access to capital and our commercial tenants’ ability to fund their business operations and meet their obligations to us;

●	the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of debt agreements;

●	a decline in the market value of real estate may result in the carrying value of certain real estate assets exceeding their fair value, which may require us to recognize an impairment to those assets;

●	future delays in the supply of products or services may negatively impact our ability to complete the renovations and lease-up of our buildings on schedule or for their original estimated cost;

●	future delays in the supply of products or services may negatively impact our ability to complete the renovations and lease-up of our buildings on schedule or for their original estimated cost;

●	a general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow or change the complexion of our portfolio of properties;

●	our insurance may not cover loss of revenue or other expenses resulting from the pandemic and related shelter-in-place rules;

●

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

●	the potential for one or more members of our senior management team to become sick with COVID-19 and the loss of such services could adversely affect our business;

●	the increased vulnerability to cyber-attacks or cyber intrusions while employees are working remotely has the potential to disrupt our operations or cause material harm to our financial condition;

●

the effects of fiscal stimulus programs in response to COVID-19 are unpredictable and may cause inflation in excess of the rent increase under our leases and volatility in the markets for equity and debt securities; and

●	complying with REIT requirements during a period of reduced cash flow could cause us to liquidate otherwise attractive investments or borrow funds on unfavorable conditions.

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

Our portfolio of marketable securities, including covered call options, is subject to market, interest and credit risk that may reduce its value.

We maintain a portfolio of marketable securities. As of December 31, 2021, we owned common shares of 19 different publicly traded REITs and an immaterial amount of covered call options in 10 of those same REITs.  The gross fair market value on our publicly traded REIT securities was $1,522,137, with covered call options totaling $2,254.  As of December 31, 2021, the net fair value of our publicly traded REIT securities was $1,514,483 based on the December 31, 2021 closing price.  Changes in the value of our portfolio of marketable securities could adversely affect our earnings. In particular, the value of our investments may decline due to increases in interest rates, downgrades of the securities included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, declines in the value of collateral underlying the securities included in our portfolio and other factors. In addition, the COVID-19 pandemic, geopolitical instability and rising inflation have and may continue to adversely affect the financial markets. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio’s overall risk profile, the value of our investments may nevertheless decline.

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

Competition for properties may limit the opportunities available to us and increase our acquisition costs, which could have a material adverse effect on our growth prospects and negatively impact our profitability.

The market for property acquisitions continues to be competitive, which may reduce suitable investment opportunities available to us and increase acquisition purchase prices. Competition for properties offering higher rates of returns may intensify if real estate investments become more attractive relative to other investments. In acquiring real properties, we may experience considerable competition from a field of other investors, including other REITs, private equity investors, institutional investment funds, and real estate investment programs. Many of these competitors are larger than we are and have access to greater financial resources and better access to lower costs of capital. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments. This competition may limit our ability to take advantage of attractive investment opportunities that are consistent with our objectives. Our inability to acquire desirable properties on favorable terms could adversely affect our growth prospects, financial condition, our profitability and our ability to pay dividends.

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

Our reliance on a key tenant for a significant portion of our annualized based rent exposes us to increased risk of tenant bankruptcies that could adversely affect our income and cash flow.

As of December 31, 2021, we received 8.0% of our combined annualized base rents from one tenant, Halliburton Energy Services, Inc.  No other tenant represented more than 6% of our total annualized base rent.

If Halliburton Energy Services, Inc. experiences financial difficulties or files for bankruptcy protection, our operating results could be adversely affected. Bankruptcy filings by tenants or lease guarantors generally delay our efforts to collect pre-bankruptcy receivables and could ultimately preclude full collection of these sums. If a tenant rejects a lease, we would have only a general unsecured claim for damages, which may be collectible only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims.

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

We may be adversely affected by trends in office real estate.

In 2021, approximately 59% of our net operating income was from our office properties. Work from home, flexible work schedules, open workplaces, videoconferencing, and teleconferencing are becoming more common, particularly as a result of the COVID-19 pandemic. These practices may enable businesses to reduce their office space requirements. There is also an increasing trend among some businesses to utilize shared office spaces and co-working spaces. A continuation of the movement towards these practices could, over time, erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations.

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

Our commercial properties are currently located in California, Colorado, Maryland, North Dakota and Texas. Our model home portfolio consists of properties currently located in four states, although a significant concentration of our model homes are located in Texas. As of December 31, 2021, approximately 96% of our model homes were located in Texas. This concentration of properties in a limited number of markets may expose us to risks of adverse economic developments that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns and potentially higher local property, sales and income taxes in the geographic markets in which we are concentrated. In addition, our properties are subject to the effects of adverse acts of nature, such as winter storms, hurricanes, hailstorms, strong winds, earthquakes and tornadoes, which may cause damage, such as flooding, to our properties. Additionally, we cannot assure you that the amount of casualty insurance we maintain would entirely cover damages caused by any such event, or in the case of our model homes portfolio or commercial triple net leases, that the insurance maintained by our tenants would entirely cover damages caused by any such event.

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

Historically, we relied on cash from the sale of our equity securities to fund the implementation of our business plan, including property acquisitions and building our staff and internal management and administrative capabilities. We terminated our Series A Common Stock private placement on December 31, 2011 and closed on a preferred stock financing in August 2014, which financing was repaid in September 2020. Additionally, we consummated a preferred stock financing in June 2021 and in July 2021 completed a public offering of common stock and concurrent private placement of warrants. Our continued ability to fund real estate investments, our operations, and payment of dividends to our stockholders will likely be dependent upon our obtaining additional capital through the additional sales of our equity and/or debt securities. Without additional capital, we may not be able to grow our asset base to a size that is sufficient to support our planned growth, current operations, or to pay dividends to our stockholders at rates or at the levels required to maintain our REIT status (see risk factor titled “We may be forced to borrow funds on a short-term basis, to sell assets or to issue securities to meet the REIT minimum distribution or other requirements or for working capital purposes.”). There is no assurance as to when and under what terms we could successfully obtain additional funding through the sale of our equity and/or debt securities. Our access to additional equity or debt capital depends on a number of factors, including general market conditions, the market’s perception of our growth potential, our expected future earnings, and our debt levels.  If we are unable to obtain such additional equity capital, it could have an adverse impact on our growth aspects and the market price of our outstanding securities.

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

There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are expected to be based upon our funds from operations, or FFO, financial condition, cash flows and liquidity, debt service requirements and capital or other expenditure requirements for our properties, and any distributions will be authorized at the sole discretion of our board of directors out of funds legally available therefor, and their form, timing and amount, if any, will be affected by many factors, such as our ability to acquire profitable real estate investments and successfully manage our real estate properties and our operating expenses. Other factors may be beyond our control. We can therefore provide no assurance that we will be able to pay or maintain distributions or that distributions will increase over time. For example, our distributions were suspended for the periods from the third quarter of 2017 through the third quarter of 2018 and for the final three quarters of 2019 through the third quarter of 2020.  If we do not have sufficient cash available for distributions, we may need to fund the shortage out of working capital or borrow to provide funds for such distributions, which would reduce the amount of proceeds available for real estate investments and increase our future interest costs. Our inability to pay distributions, or to pay distributions at expected levels, could result in a decrease in the per share trading price of our Series A Common Stock, Series D Preferred Stock or Series A Warrants.

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

Our success substantially depends upon the continued contributions of certain key personnel in evaluating and securing investments, selecting tenants and arranging financing. Our key personnel include Jack K. Heilbron, our Chief Executive Officer and President, Adam Sragovicz, our Chief Financial Officer, and Gary Katz, our Chief Investment Officer, each of whom would be difficult to replace. If either of these individuals or any of the other members of our management team were to leave, the implementation of our investment strategies could be delayed or hindered, and our operating results could suffer.

We also believe that our future success depends, in large part, upon our ability to hire and retain skilled and experienced managerial and operational personnel. Competition for skilled and experienced professionals has intensified, and we cannot assure our stockholders that we will be successful in attracting and retaining such personnel.

We rely on third-party property managers to manage most of our properties and brokers or agents to lease our properties.

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

Our Board of Directors may change our investment and business policies, including our policies with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders. Although our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of our Company, a change in such policies could result in our making investments different from, and possibly riskier than, investments made in the past. A change in our investment policies may, among other things, increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could materially affect our ability to achieve our investment objectives.

If we are deemed to be an investment company under the Investment Company Act, including due to our sponsorship of the Murphy Canyon SPAC, our stockholders’ investment return may be reduced.

We are not registered as an investment company under the Investment Company Act of 1940, based on exceptions we believe are available to us. Our investment in the Murphy Canyon SPAC discussed above could give rise to a determination that we are an investment company subject to registration under the Investment Company Act. We intend to conduct our operations so that we will not be deemed to be an investment company. The SPAC IPO registration statement and related prospectus includes an exception permitting us to transfer our ownership in the founder shares at any time to the extent that we determine, in good faith, that such transfer is necessary to ensure that we comply with the Investment Company Act.

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

Other than as set forth therein, our charter permits our Board of Directors, without any action by our stockholders, to authorize the issuance of stock in one or more classes or series. Our Board of Directors may also classify or reclassify any unissued preferred stock and set or change the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of any such stock, which rights may be superior to those of our common stock. Thus, our Board of Directors could authorize the issuance of shares of a class or series of stock with terms and conditions which could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our outstanding common stock might receive a premium for their shares over the then current market price of our common stock.

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

We rely on our management, including Mr. Heilbron, our Chief Executive Officer and President, for implementation of our investment policies and our day-to-day operations. Although the majority of his business time is spent working for our Company, Mr. Heilbron engages in other investment and business activities in which we have no economic interest. His responsibilities to these other entities could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy. He may face conflicts of interest in allocating his time among us and his other business ventures and in meeting his obligations to us and those other entities. His determinations in these situations may be more favorable to other entities than to us.

Possible future transactions with our management or their affiliates could create a conflict of interest, which could result in actions that are not in the long-term best interests of our stockholders.

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

In early 2022, the United States Federal Reserve indicated its intention of raising interest rates multiple times over the course of the year and beyond. An increase in the federal funds effective rate could cause an increase in rates related to lending for commercial real estate, which could have a material adverse effect on our business, including our ability to pay distributions. Further, the midterm elections in 2022 could cause a change in control of the legislative branch of the government. Changes in federal policy and at regulatory agencies occur over time through policy and personnel changes following elections. These changes could result in sweeping reform in many laws and regulations, including without limitation, those relating to taxes, small business aid and recovery from the COVID-19 pandemic. In addition, political discourse continues to be abrasive and an inability of the legislative and executive branches to engage in bipartisan politics may lead to instability on legislative, economic and social matters. These factors could have significant economic impacts on the markets, including without limitation, the stability, availability and access to capital markets and other funding sources, reduced real estate values and increases to interest rates. Such impacts could have a material adverse effect on our business, financial condition, results from operation and growth prospects.

We will lose our entire investment in Murphy Canyon if it does not complete its IBC and our officers may have a conflict of interest in determining whether a particular business combination target is appropriate for Murphy Canyon.

We purchased, through the Sponsor, founder shares in Murphy Canyon for an aggregate purchase price of $25,000.  In connection with Murphy Canyon’s IPO, we purchased, through the Sponsor, 754,000 private placement units at a price of $10.00 per unit, for an aggregate purchase price of $7,540,000.  We currently own approximately 23.49% of Murphy Canyon’s outstanding shares.  The founder shares and private placement units will be worthless if Murphy Canyon does not complete an IBC. In addition, the Sponsor may provide loans to Murphy Canyon. The interests of our officers and directors who also serve as officers and directors of Murphy Canyon may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following Murphy Canyon’s IBC.

Our officers, including our Chairman, Chief Executive Officer and President, Mr. Heilbron, will allocate some of their time to Murphy Canyon, thereby causing potential conflicts of interest in their determination as to how much time to devote to our affairs. This potential conflict of interest could have a negative impact on our operations.

Mr. Heilbron, our Chairman, Chief Executive Officer and President, Mr. Sragovicz, our Chief Financial Officer, and Mr. Bentzen, our Chief Accounting Officer, also serve in these positions for Murphy Canyon, and Mr. Heilbron and Mr. Sragovicz additionally serve as directors of Murphy Canyon. These officers may not commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and Murphy Canyon’s operations. These officers are engaged in Murphy Canyon and are not obligated to contribute any specific number of hours per week to our affairs. While we do not believe that the time devoted to the SPAC will undermine their ability to fulfill their duties with respect to our Company, if the business affairs of Murphy Canyon require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs which may have a negative impact on our operations.

A conflict of interest may arise if we seek to acquire an entity that is also a target for an initial business combination with Murphy Canyon.

Murphy Canyon is also seeking to acquire a company engaged in the real estate business, and is not formally constrained in any way from pursuing acquisitions or business combinations that could be suitable transactions for the Company. We do not believe it is likely that Murphy Canyon will compete against the Company for suitable acquisition targets based upon Murphy Canyon’s current business model. Nevertheless, it is possible that a potential transaction could arise that would be suitable for both the Company and Murphy Canyon, giving rise to a conflict of interest. If such a circumstance were to occur, we anticipate that the board of directors would recuse any conflicted members of our management from taking any role in the consideration of such a transaction and, to the extent necessary, retain appropriately qualified, non-conflicted personnel to advise us.

Risks Related to our Indebtedness

We have significant outstanding indebtedness, which requires that we generate sufficient cash flow to satisfy the payment and other obligations under the terms of our debt and exposes us to the risk of default under the terms of our debt.

Our total gross indebtedness as of December 31, 2021 was approximately $88.9 million. We may incur additional debt for various purposes, including, without limitation, to fund future acquisitions and operational needs.

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

Loans obtained to fund property acquisitions will generally be secured by mortgages on our properties. The more we borrow, the higher our fixed debt payment obligations will be and the greater the risk that we will not be able to timely meet these payment obligations. At December 31, 2021, excluding our model home properties, we had a total of approximately $92.7 million of secured financing on our properties. If we are unable to make our debt payments as required, due to a decrease in rental or other revenues or an increase in our other costs, a lender could charge us a default rate of interest and/or foreclose on the property or properties securing its debt. This could cause an adverse effect on our results of operations and/or cause us to lose part or all of our investment, adversely affecting our financial condition by lowering the value of our real estate portfolio.

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

In addition, making a balloon payment may leave us with insufficient cash to pay the distributions that are required to maintain our qualification as a REIT. At December 31, 2021, excluding our model homes business, we have one mortgage that requires a balloon payment in 2022. The model homes division pays off the balance of its mortgages using proceeds from the sale of the underlying homes. Any deficiency in the sale proceeds would have to be paid from existing cash, reducing the amount available for distributions and operations.

Risks Related to our Status as a REIT and Related Federal Income Tax Matters

Failure to qualify as a REIT could adversely affect our operations and our ability to pay distributions.

We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2001.  We believe that we have been organized and have operated in a manner that has allowed us to qualify for taxation as a REIT for federal income tax purposes commencing with such taxable year, and we expect to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments and dispositions, and the possibility of future changes in our circumstances, no assurance can be given that we will qualify for any particular year. If we lose our REIT qualification, we would be subject to federal corporate income taxation on our taxable income, and we could also be subject to increased state and local taxes. Additionally, we would not be allowed a deduction for distributions paid to stockholders. Moreover, unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified. The income tax consequences could be substantial and would reduce our cash available for distribution to stockholders and investments in additional real estate. We could also be required to borrow funds or liquidate some investments in order to pay the applicable tax. If we fail to qualify as a REIT, we would not be required to make distributions to our stockholders.

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

Risks Related to our Common Stock, Preferred Stock and Series A Warrants

Our Series D Preferred Stock is subordinate to our existing and future debt, and your interests could be diluted by the issuance of additional preferred stock and by other transactions.

The Series D Preferred Stock ranks junior to all of our existing and future debt and to other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our future debt may include restrictions on our ability to pay distributions to preferred stockholders. Our charter currently authorizes the issuance of up to 1,000,000 shares of preferred stock in one or more classes or series. Subject to limitations prescribed by Maryland law and our charter, our Board of Directors is authorized to issue, from our authorized but unissued shares of stock, preferred stock in such classes or series as our Board of Directors may determine and to establish from time to time the number of shares of preferred stock to be included in any such class or series. The issuance of additional shares of Series D Preferred Stock or another series of preferred stock designated as ranking on parity with the Series D Preferred Stock would dilute the interests of the holders of shares of the Series D Preferred Stock, and the issuance of shares of any class or series of our stock expressly designated as ranking senior to the Series D Preferred Stock or the incurrence of additional indebtedness could affect our ability to pay distributions on, redeem or pay the liquidation preference on the Series D Preferred Stock. The Series D Preferred Stock do not contain any terms relating to or limiting our indebtedness or affording the holders of shares of the Series D Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets, that might adversely affect the holders of shares of the Series D Preferred Stock, so long as the rights, preferences, privileges or voting power of the Series D Preferred Stock or the holders thereof are not materially and adversely affected.

As a holder of shares of the Series D Preferred Stock, you have extremely limited voting rights.

Your voting rights as a holder of shares of the Series D Preferred Stock will be limited. Our shares of common stock are the only class of our securities carrying full voting rights. Voting rights for holders of shares of the Series D Preferred Stock exist primarily with respect to adverse changes in the terms of the Series D Preferred Stock and the creation of additional classes or series of preferred shares that are senior to the Series D Preferred Stock. Other than these limited voting rights described herein, holders of shares of the Series D Preferred Stock will not have any voting rights.

Our cash available for distributions may not be sufficient to pay distributions on the Series D Preferred Stock at expected levels, and we cannot assure you of our ability to pay distributions in the future. We may use borrowed funds or funds from other sources to pay distributions, which may adversely impact our operations.

We have paid and intend to pay regular monthly distributions to holders of our Series D Preferred Stock. Distributions declared by us are and will be authorized by our Board of Directors in its sole discretion out of assets legally available for distribution and will depend upon a number of factors, including our earnings, our financial condition, restrictions under applicable law, our need to comply with the terms of our existing financing arrangements, the capital requirements of our Company and other factors as our Board of Directors may deem relevant from time to time. We may be required to fund distributions from working capital, proceeds of our equity offerings or a sale of assets to the extent distributions exceed earnings or cash flows from operations. Funding distributions from working capital would restrict our operations. If we are required to sell assets to fund distributions, such asset sales may occur at a time or in a manner that is not consistent with our disposition strategy. If we borrow to fund distributions, our leverage ratios and future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. We may not be able to pay distributions in the future. In addition, some of our distributions may be considered a return of capital for income tax purposes. If we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in its shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. If distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.

We could be prevented from paying cash dividends on the Series D Preferred Stock due to prescribed legal requirements.

Holders of shares of Series D Preferred Stock do not receive dividends on such shares unless authorized by our Board of Directors and declared by us. Under Maryland law, cash dividends on stock may only be paid if, after giving effect to the dividends, our total assets exceed our total liabilities and we are able to pay our indebtedness as it becomes due in the ordinary course of business. Unless we operate profitably, our ability to pay cash dividends on the Series D Preferred Stock may be negatively impacted. Our business may not generate sufficient cash flow from operations to enable us to pay dividends on the Series D Preferred Stock when payable. Further, even if we meet the applicable solvency tests under Maryland law to pay cash dividends on the Series D Preferred Stock described above, we may not have sufficient cash to pay dividends on the Series D Preferred Stock.

Furthermore, no dividends on Series D Preferred Stock shall be authorized by our Board of Directors or paid, declared or set aside for payment by us at any time when the authorization, payment, declaration or setting aside for payment would be unlawful under Maryland law or any other applicable law.

We may redeem the Series D Preferred Stock and you may not receive dividends that you anticipate if we redeem the Series D Preferred Stock.

On or after June 15, 2026, we may, at our option, redeem the Series D Preferred Stock, in whole or in part, at any time or from time to time. Also, upon the occurrence of a Change of Control, we may, at our option, redeem the Series D Preferred Stock, in whole or in part, within 120 days after the first date on which such Change of Control occurred. We may have an incentive to redeem the Series D Preferred Stock voluntarily if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the dividend rate on the Series D Preferred Stock. If we redeem the Series D Preferred Stock, from and after the redemption date, dividends will cease to accrue on shares of Series D Preferred Stock, the shares of Series D Preferred Stock shall no longer be deemed outstanding and all rights as a holder of those shares will terminate, except the right to receive the redemption price plus accumulated and unpaid dividends, if any, payable upon redemption.

Holders of shares of the Series D Preferred Stock should not expect us to redeem the Series D Preferred Stock on or after the date they become redeemable at our option.

The Series D Preferred Stock is a perpetual equity security. This means that it has no maturity or mandatory redemption date and is not redeemable at the option of the holders. The Series D Preferred Stock may be redeemed only by us at our option either in whole or in part, from time to time, at any time on or after June 15, 2026, or within 120 days following the occurrence of a Change of Control. Any decision we may make at any time to propose a redemption of the Series D Preferred Stock will depend upon, among other things, our evaluation of our capital position, the composition of our stockholders’ equity and general market conditions at that time.

The Series D Preferred Stock is not convertible into shares of our common stock, and investors will not realize a corresponding upside if the price of the common stock increases.

The Series D Preferred Stock is not convertible into shares of our common stock and earns dividends at a fixed rate. Accordingly, an increase in market price of our common stock will not necessarily result in an increase in the market price of our Series D Preferred Stock. The market value of the Series D Preferred Stock may depend more on dividend and interest rates for other preferred stock, commercial paper and other investment alternatives and our actual and perceived ability to pay dividends on, and in the event of dissolution satisfy the liquidation preference with respect to, the Series D Preferred Stock.

The Change of Control right may make it more difficult for a party to acquire us or discourage a party from acquiring us.

The Change of Control right allowing us to redeem the Series D Preferred Stock, in whole or in part, any time from time to time, for cash at a redemption price equal to $25.00 per share , plus any accumulated and unpaid dividends thereon to, but not including, the date of fixed redemption, may have the effect of discouraging a third party from making an acquisition proposal for us or of delaying, deferring or preventing certain of our change of control transactions under circumstances that otherwise could provide the holders of our Series D Preferred Stock with the opportunity to realize a premium over the then-current market price of such equity securities or that stockholders may otherwise believe is in their best interests.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for certain actions, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with the Company.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of any duty owed by any of our directors, officers or other employees to us or to our stockholders, (c) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the MGCL or our charter or bylaws or (d) any action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. This forum selection provision in our bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or any our directors, officers or other employees.

Listing on Nasdaq does not guarantee an active market for the Series D Preferred Stock and the market price and trading volume of the Series D Preferred Stock may fluctuate significantly.

The Series D Preferred Stock is trading on the Nasdaq Capital Market but there is no guarantee that an active and liquid trading market to sell the Series D Preferred Stock will be sustained. Because the Series D Preferred Stock has no stated maturity date, investors seeking liquidity may be limited to selling their shares in the secondary market. If an active trading market is not sustained, the market price and liquidity of the Series D Preferred Stock may be adversely affected. Even if an active public market continues to exit, we cannot guarantee you that the market price for the Series D Preferred Stock will equal or exceed the price you pay for your Series D Preferred Stock.

The market determines the trading price for the Series D Preferred Stock and may be influenced by many factors, including our history of paying distributions on the Series D Preferred Stock, variations in our financial results, the market for similar securities, investors’ perception of us, our issuance of additional preferred equity or indebtedness and general economic, industry, interest rate and market conditions. Because the Series D Preferred Stock carries a fixed distribution rate, its value in the secondary market will be influenced by changes in interest rates and will tend to move inversely to such changes. In particular, an increase in market interest rates may result in higher yields on other financial instruments and may lead purchasers of Series D Preferred Stock to demand a higher yield on the price paid for the Series D Preferred Stock, which could adversely affect the market price of the Series D Preferred Stock.

If the Series D Preferred Stock is delisted, the ability to transfer or sell shares of the Series D Preferred Stock may be limited and the market value of the Series D Preferred Stock will likely be materially adversely affected.

The Series D Preferred Stock does not contain provisions that are intended to protect investors if the Series D Preferred Stock is delisted from Nasdaq. If the Series D Preferred Stock is delisted from Nasdaq, investors’ ability to transfer or sell shares of the Series D Preferred Stock will be limited and the market value of the Series D Preferred Stock will likely be materially adversely affected. Moreover, since the Series D Preferred Stock has no stated maturity date, investors may be forced to hold shares of the Series D Preferred Stock indefinitely while receiving stated dividends thereon when, as and if authorized by our Board of Directors and paid by us with no assurance as to ever receiving the liquidation value thereof.

Market interest rates may have an effect on the value of the Series D Preferred Stock.

One of the factors that will influence the price of the Series D Preferred Stock will be the distribution yield on the Series D Preferred Stock (as a percentage of the market price of the Series D Preferred Stock) relative to market interest rates. An increase in market interest rates, which is expected to occur in 2022, may lead prospective purchasers of the Series D Preferred Stock to expect a higher distribution yield (and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution payments). Thus, higher market interest rates could cause the market price of the Series D Preferred Stock to decrease and reduce the amount of funds that are available and may be used to make distribution payments.

In the event of a liquidation, you may not receive the full amount of your liquidation preference.

In the event of our liquidation, the proceeds will be used first to repay indebtedness and then to pay holders of shares of the Series D Preferred Stock and any other class or series of our stock ranking senior to or on parity with the Series D Preferred Stock as to liquidation the amount of each holder’s liquidation preference and accrued and unpaid distributions through the date of payment. In the event we have insufficient funds to make payments in full to holders of the shares of the Series D Preferred Stock and any other class or series of our stock ranking on parity with the Series D Preferred Stock as to liquidation, such funds will be distributed ratably among such holders and such holders may not realize the full amount of their liquidation preference.

We are generally restricted from issuing shares of other series of preferred stock that rank senior the Series D Preferred Stock as to dividend rights or rights to the distribution of assets upon our liquidation, dissolution or winding up, but may do so with the requisite consent of the holders of the Series D Preferred Stock; and, further, no such consent is required for an increase in the number of shares of Series D Preferred Stock or the issuance of additional shares of Series D Preferred Stock or series of preferred stock ranking pari passu with the Series D Preferred Stock.

We are allowed to issue shares of other series of preferred stock that rank senior to the Series D Preferred Stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs, only with the approval of the holders of at least two-thirds of the outstanding Series D Preferred Stock. However, we are allowed to increase the number of shares of Series D Preferred Stock or additional series of preferred stock that would rank equally to the Series D Preferred Stock as to dividend payments and rights upon our liquidation or winding up of our affairs without first obtaining the approval of the holders of our Series D Preferred Stock. The issuance of additional shares of Series D Preferred Stock or additional series of preferred stock could have the effect of reducing the amounts available to the Series D Preferred Stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series D Preferred Stock if we do not have sufficient funds to pay dividends on all outstanding shares of Series D Preferred Stock and other classes or series of stock with equal or senior priority with respect to dividends. Future issuances and sales of senior or pari passu preferred stock, or the perception that such issuances and sales could occur, may cause prevailing market prices for the Series D Preferred Stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.

The market price of the Series D Preferred Stock could be substantially affected by various factors.

The market price of the Series D Preferred Stock could be subject to wide fluctuations in response to numerous factors. The price of the Series D Preferred Stock in the market may be higher or lower than the price holders of the Series D Preferred stock paid for it depending on many factors, some of which are beyond our control and may not be directly related to our operating performance.

These factors include, but are not limited to, the following:

•	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series D Preferred Stock;

•	trading prices of similar securities;

•	our history of timely dividend payments;

•	the annual yield from dividends on the Series D Preferred Stock as compared to yields on other financial instruments;

•	general economic and financial market conditions;

•	government action or regulation;

•	the financial condition, performance and prospects of us and our competitors;

•	changes in financial estimates or recommendations by securities analysts with respect to us or our competitors in our industry;

•	our issuance of additional preferred equity or debt securities; and

•	actual or anticipated variations in quarterly operating results of us and our competitors.

As a result of these and other factors, investors who purchase our Series D Preferred Stock may experience a decrease, which could be substantial and rapid, in the market price of the Series D Preferred Stock, including decreases unrelated to our operating performance or prospects.

The market price and trading volume of our Series D Preferred Stock may be volatile, and you could experience a loss if you sell your shares.

The market price of our Series D Preferred Stock may be volatile. In addition, the trading volume in our Series D Preferred Stock may fluctuate and cause significant price variations to occur. If the market price of our Series D Preferred Stock declines significantly, you may be unable to sell your shares at or above the public offering price. We cannot assure you that the market price of our Series D Preferred Stock will not fluctuate or decline significantly in the future.

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our Series D Preferred Stock include:

•

actual or anticipated variations in our quarterly results of operations or distributions, including as a result of the recent COVID-19 pandemic and its impact on our business, financial condition, results of operations and cash flows;

•	changes in our FFO, earnings estimates or recommendations by securities analysts;

•	publication of research reports about us or the real estate industry generally;

•	the extent of investor interest;

•	publication of research reports about us or the real estate industry;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the reputation of REITs generally and the reputation of REITs with portfolios similar to ours;

•	the attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies);

•	adverse market reaction to any additional debt that we incur or acquisitions that we make in the future;

•	additions or departures of key management personnel;

•	future issuances by us of our common stock or other equity securities;

•	actions by institutional or activist stockholders;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented in this annual report; and

•	general market and economic conditions.

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our Series D Preferred Stock could decline.

A large volume of sales of shares of our Series D Preferred Stock could further decrease the prevailing market price of such shares and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if sales of a substantial number of shares of our Series D Preferred Stock are not effectuated, the perception of the possibility of these sales could depress the market price for such shares and have a negative effect on our ability to raise capital in the future.

If our stockholders sell substantial amounts of our Series D Preferred Stock in the public market following, the market price of our Series D Preferred Stock could decrease significantly. The perception in the public market that our stockholders might sell shares of Series D Preferred Stock could also depress our market price. A decline in the price of shares of our Series D Preferred Stock might impede our ability to raise capital through the issuance of additional shares of our Series D Preferred Stock or other equity securities and could result in a decline in the value of the shares of our Series D Preferred Stock.

Broad market fluctuations could negatively impact the market price of our Series D Preferred Stock.

Stock market price and volume fluctuations could affect the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performance. These fluctuations could reduce the market price of our Series D Preferred Stock. Furthermore, our results of operations and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations. Either of these factors could lead to a material decline in the market price of our Series D Preferred Stock.

The market price of our Series D Preferred Stock could be adversely affected by our level of cash distributions.

The market’s perception of our growth potential and our current and potential future cash distributions, whether from operations, sales or refinancing, as well as the real estate market value of the underlying assets, may cause our Series D Preferred Stock to trade at prices that differ from our net asset value per share. If we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our Series D Preferred Stock. Our failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of our Series D Preferred Stock.

Future offerings of debt, which would be senior to our Series D Preferred Stock upon liquidation, and any preferred equity securities that may be issued and be senior to our Series D Preferred Stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our Series D Preferred Stock.

In the future, we may seek additional capital and commence offerings of debt or preferred equity securities, including medium-term notes, senior or subordinated notes and preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Future shares of preferred stock, if issued, could have a preference on liquidating distributions or dividend payments that could limit our ability to pay a dividend or make another distribution to the holders of our Series D Preferred. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, and consequently, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

A future issuance of stock could dilute the value of our Series D Preferred Stock.

We may sell additional shares of Series D Preferred Stock, or securities convertible into or exchangeable for such shares, in subsequent public or private offerings. Future issuance of any new shares could cause further dilution in the value of our outstanding shares of Series D Preferred Stock. We cannot predict the size of future issuances of our Series D Preferred Stock, or securities convertible into or exchangeable for such shares, or the effect, if any, that future issuances and sales of shares of our Series A Common Stock or Series D Preferred Stock will have on the market price of our Series D Preferred Stock. Sales of substantial amounts of our Series D Preferred Stock, or the perception that such sales could occur, may adversely affect prevailing market prices of our Series D Preferred Stock.

The Series A Warrants may not have any value.

The Series A Warrants are immediately exercisable and may be exercised in accordance with their terms until their expiration at 5:00 p.m., New York City time, on the expiration date.

The Series A Warrants have an exercise price of $7.00 per share. This exercise price does not necessarily bear any relationship to established criteria for valuation of our Series A Common Stock, such as book value per share, cash flows, or earnings, and you should not consider this exercise price as an indication of the current or future market price of our Series A Common Stock. There can be no assurance that the market price of our Series A Common Stock will exceed $7.00 per share at any time on the expiration date of the Series A Warrants, January 24, 2027, or at any other time the Series A Warrants may be exercised. If the market price of our Series A Common Stock on such date does not exceed $7.00 per share prior to the expiration of the Series A Warrants, your warrants will be of no value except to the extent that there is a value in their automatic conversion at expiration of 0.1 shares of Series A Common Stock rounded down to the nearest whole share.

An active trading market for our warrants may not continue to exist or remain active.

Although our Series A Warrants were listed on the Nasdaq Capital Market on or around January 24, 2022 under the symbol SQFTW, an active trading market for our warrants may not be sustained. If an active market for our warrants does not continue, it may be difficult for you to sell the Series A Warrants without depressing the market price for such securities.

Holders of our warrants will have no rights as a common stockholder until such holders exercise their warrants and acquire shares of our Series A Common Stock.

Until warrant holders acquire shares of our Series A Common Stock upon exercise of the Series A Warrants, warrant holders will have no rights with respect to the shares of our Series A Common Stock underlying such warrants. Upon the acquisition of shares of our Series A Common Stock upon exercise of the Series A Warrants, the holders thereof will be entitled to exercise the rights of a holder of Series A Common Stock only as to matters for which the record date for the matter occurs after the exercise date of the Series A Warrants.

We could be prevented from paying cash dividends on the Series A Common Stock due to prescribed legal requirements.

Holders of shares of Series A Common Stock will not receive dividends on such shares unless authorized by our Board of Directors and declared by us. Furthermore, no dividends on Series A Common Stock shall be authorized by our Board of Directors or paid, declared or set aside for payment by us at any time when the authorization, payment, declaration or setting aside for payment would be unlawful under Maryland law or any other applicable law. Under Maryland law, cash dividends on stock may only be paid if, after giving effect to the dividends, our total assets exceed our total liabilities and we are able to pay our indebtedness as it becomes due in the ordinary course of business. Unless we operate profitably, our ability to pay cash dividends on the Series A Common Stock may be negatively impacted. Our business may not generate sufficient cash flow from operations to enable us to pay dividends on the Series A Common Stock when payable. Further, even if we meet the applicable solvency tests under Maryland law to pay cash dividends on the Series A Common Stock described above, we may not have sufficient cash to pay dividends on the Series A Common Stock. Additionally, provisions of the Series D Preferred Stock provide that, subject to certain exceptions, including dividends on the Series D Preferred Stock having been paid or set aside, we are restricted from paying dividends on our Series A Common Stock.

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

ITEM 2. PROPERTIES

General Information

We invest in a diverse multi-tenant portfolio of real estate assets primarily consisting of office/industrial, retail, and model home properties located primarily in the western United States. As of December 31, 2021, we owned or had an equity interest in nine office/industrial buildings totaling approximately 757,578 rentable square feet and four retail centers totaling approximately 121,052 rentable square feet. In addition, through our Model Home subsidiary and our investments in six limited partnerships and one corporation, we own a total of 92 Model Home properties located in four states. We directly manage the operations and leasing of our properties. Substantially all of our revenues consist of base rents received under leases that generally have terms that range from one to five years. the majority of our existing leases as of December 31, 2021 contain contractual rent increases that provide for increases in the base rental payments. Our tenants consist of local, regional and national businesses. Our properties generally attract a mix of diversified tenants creating lower risk in periods of economic fluctuations. Our largest tenant represented approximately 8.0% of total revenues for the year ended December 31, 2021.

Geographic Diversification Table

The following table shows a list of properties we owned as of December 31, 2021, grouped by the state where each of our investments is located.

Office/Industrial and Retail Properties:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	2	113,617	12.9%	$1,805,085	15.6%
Colorado	5	325,676	37.1%	5,603,269	48.5%
Maryland	1	31,752	3.6%	682,668	5.9%
North Dakota	4	397,085	45.2%	3,151,646	27.3%
Texas	1	10,500	1.2%	322,875	2.8%
Total	13	878,630	100%	$11,565,543	100%

Model Home Properties:

Geographic Region	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
Southwest	88	266,228	95.6%	$2,501,580	94.0%
Southeast	1	2,381	0.9%	22,524	0.8%
Midwest	1	3,663	1.3%	57,420	2.2%
Northeast	2	6,153	2.2%	80,844	3.0%
Total	92	278,425	100%	$2,662,368	100%

The following table summarizes information relating to our properties (excluding model homes) at December 31, 2021:

Property Summary

($ in000's) Property Location	Sq., Ft.	Date Acquired	Year Property Constructed	Purchase Price (1)	Occupancy	Percent Ownership	Mortgage On property
Office/Industrial Properties:
Genesis Plaza, San Diego, CA (2)	57,807	08/10	1989	10,000	85.6%	76.4%	6,169
Dakota Center, Fargo, ND	119,538	05/11	1982	9,575	73.5%	100.0%	9,677
Grand Pacific Center, Bismarck, ND (3)	93,000	03/14	1976	5,350	56.6%	100.0%	3,620
Arapahoe Center, Colorado Springs, CO	79,023	12/14	2000	11,850	100.0%	100.0%	7,771
West Fargo Industrial, West Fargo, ND	150,030	08/15	1998/2005	7,900	90.8%	100.0%	4,148
300 N.P., West Fargo, ND	34,517	08/15	1922	3,850	64.8%	100.0%	2,233
One Park Centre, Westminster CO	69,174	08/15	1983	9,150	80.5%	100.0%	6,277
Shea Center II, Highlands Ranch, CO	122,737	12/15	2000	25,325	91.6%	100.0%	17,495
Baltimore, Baltimore, MD	31,752	12/21	2006	8,892	100.0%	100.0%	8,892
Total Office/Industrial Properties	757,578			$91,892	82.8%		$66,282

Retail Properties:
World Plaza, San Bernardino, CA (4)	55,810	09/07	1974	7,650	100.0%	100.0%	—
Union Town Center, Colorado Springs, CO	44,042	12/14	2003	11,212	87.4%	100.0%	8,174
Research Parkway, Colorado Springs, CO	10,700	08/15	2003	2,850	100.0%	100.0%	1,705
Mandolin, Houston, TX	10,500	08/21	2021	4,892	100.0%	61.3%	—
Total Retail Properties	121,052			$26,604	95.4%		$9,879

	878,630			$118,496	84.6%		$76,161

(1)	Prior to January 1, 2009, “Purchase Price” includes our acquisition related costs and expenses for the purchase of the property. After January 1, 2009, acquisition related costs and expenses were expensed when incurred.
(2)	Genesis Plaza is owned by two tenants-in-common, each of which own 57% and 43%, respectively, and we beneficially own an aggregate of 76.4%, based on our ownership percentages of each tenant-in-common.
(3)	Property was listed as held for sale during the February 2022.
(4)	Property held for sale as of December 31, 2021.

Top Ten Tenants Physical Occupancy Table

The following table sets forth certain information with respect to our top 10 tenants at our Office/Industrial and Retail Properties.

As of December 31, 2021 Tenant	Number of Leases	Annualized Base Rent	% of Total Annualized Base Rent
Halliburton Energy Services, Inc.	1	922,084	8.0%
Johns Hopkins University	1	682,668	5.9%
Finastra USA Corporation	1	607,020	5.3%
Rachas, Inc. (1)	1	449,182	3.9%
L&T Care LLC	1	322,875	2.8%
Wells Fargo Bank, N.A. (2)	1	282,960	2.5%
Nova Financial & Investment Corporation	1	257,324	2.2%
Republic Indemnity of America	1	255,170	2.2%
Meissner Jacquet Real Estate Management Group, Inc.	1	240,240	2.1%
Fredrikson & Byron P.A.	1	234,999	2.0%
		$4,254,522	36.8%

(1)	This tenant occupies space in the World Plaza, which was classified as held for sale as of December 31, 2021.
(2)	This tenant occupies space in the Grand Pacific Center, which was classified as held for sale in February 2022.

Lease Expirations Tables

The following table sets forth lease expirations for our properties as of December 31, 2021, assuming that none of the tenants exercise their renewal options.

Office/Industrial and Retail Properties:

Expiration Year	Number of Leases Expiring	Square Footage	Annual Rental From Lease	Percent of Total
2022	37	207,284	$3,362,188	29.3%
2023	34	123,637	1,990,408	17.4%
2024	23	69,953	1,136,825	9.9%
2025	15	66,865	1,210,653	10.6%
2026	18	148,317	2,218,671	19.4%
Thereafter	12	99,210	1,540,799	13.4%
Totals	139	715,266	$11,459,544	100%

Model Home Properties:

Expiration Year (1)	Number of Leases Expiring	Square Footage	Annual Rental From Lease	Percent of Total
2022	75	224,479	$2,121,864	79.7%
2023	17	53,946	540,504	20.3%
	92	278,425	$2,662,368	100.0%

(1)	These leases are subject to extensions by the home builder depending on sales of the total development. All model homes are sold at the end of the lease period.

Physical Occupancy Table for Last 5 Years

The following table presents the percentage occupancy for each of our properties, excluding our Model Home Properties, as of December 31 for each of the last five years.

	Date	Percentage Occupancy as of the Year Ended December 31,
	Acquired	2017	2018	2019	2020	2021
Office/ Industrial Properties:
Garden Gateway Plaza (2)	03/07	64.8%	68.1%	76.4%	76.4%	N/A
Executive Office Park (2)	07/08	90.4%	99.9%	100.0%	97.7%	N/A
Genesis Plaza	08/10	92.3%	58.3%	78.5%	74.7%	85.6%
Dakota Center	05/11	100.0%	98.2%	86.0%	86.0%	73.5%
Grand Pacific Center (3)	03/14	77.0%	72.6%	71.8%	74.2%	56.6%
Arapahoe Center	12/14	100.0%	100.0%	100.0%	100.0%	100.0%
West Fargo Industrial	08/15	87.1%	75.9%	77.1%	82.0%	90.8%
300 N.P.	08/15	98.4%	82.3%	73.0%	72.8%	64.8%
Highland Court (2)(4)	08/15	89.3%	78.5%	70.1%	64.5%	N/A
One Park Centre	08/15	87.7%	72.7%	79.1%	84.8%	80.5%
Shea Center II	12/15	92.8%	88.2%	90.9%	91.2%	91.6%
Baltimore	12/21	N/A	N/A	N/A	N/A	100.0%
Retail Properties:
World Plaza (1)	09/07	34.6%	22.6%	100.0%	100.0%	100.0%
Waterman Plaza (2)	08/08	100.0%	100.0%	90.7%	85.9%	N/A
Union Town Center	12/14	100.0%	100.0%	100.0%	100.0%	87.4%
Research Parkway	08/15	100.0%	100.0%	100.0%	100.0%	100.0%
Mandolin (4)	08/21	N/A	N/A	N/A	N/A	100.0%

(1)	Property held for sale as of December 31, 2021.
(2)	Property was sold during the year ended December 31, 2021.
(3)	Property was listed as held for sale in February 2022.
(4)	A portion of the proceeds from the sale of Highland Court were used in like-kind exchange transactions pursued under Section 1031 of the Code for the acquisition of our Mandolin property. Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.

Annualized Base Rent Per Square Foot for Last 5 Years

The following table presents the average effective annual rent per square foot for each of our properties, excluding our Model Home Properties, as of December 31, 2021.

	Annualized Base Rent per Square Foot (1) For the Years Ended December 31,
	2017	2018	2019	2020	2021	Annualized Base Rent (2)	Net Rentable Square Feet
Office/ Industrial Properties:
Garden Gateway Plaza (3)	$12.66	$10.60	$12.62	$13.45	N/A	N/A	115,052
Executive Office Park (3)	$12.42	$12.34	$13.29	$13.65	N/A	N/A	49,864
Genesis Plaza	$27.43	$20.62	$28.15	$22.97	$25.71	$1,272,733	57,807
Dakota Center	$12.06	$14.21	$12.87	$13.24	$13.22	$1,163,982	119,434
Grand Pacific Center (4)	$13.18	$14.29	$13.97	$13.71	$13.79	$726,256	93,058
Arapahoe Center	$13.20	$14.22	$14.69	$15.18	$11.87	$938,090	79,023
West Fargo Industrial	$6.65	$6.78	$6.65	$6.77	$6.81	$926,827	150,030
300 N.P.	$12.63	$16.51	$13.67	$14.86	$14.89	$332,831	34,517
Highland Court (3)(5)	$21.14	$24.59	$19.33	$22.33	N/A	N/A	93,536
One Park Centre	$18.48	$20.27	$19.51	$21.85	$23.42	$1,304,809	69,174
Shea Center II	$15.34	$18.53	$18.47	$19.24	$20.37	$2,291,285	121,301
Baltimore	N/A	N/A	N/A	N/A	$21.50	$682,668	31,752
Retail Properties:
World Plaza (3)	$16.63	$4.64	$13.63	$9.93	$14.28	$796,896	55,810
Waterman Plaza (3)	$25.29	$18.88	$16.30	$12.42	N/A	N/A	21,170
Union Town Center	$20.36	$24.91	$25.63	$23.73	$23.86	$919,087	44,042
Research Parkway	$21.61	$22.07	$22.58	$29.09	$22.69	$242,750	10,700
Mandolin (5)	N/A	N/A	N/A	N/A	$30.75	$322,875	10,500

(1)	Annualized Base Rent (defined as cash rent including abatements) divided by the percentage occupied divided by rentable square feet.
(2)	Annualized Base Rent is based upon actual rents due as of December 31, 2021.
(3)	Property was sold during the year ended December 31, 2021.
(4)	Property was listed as held for sale in February 2022.
(5)	A portion of the proceeds from the sale of Highland Court were used in like-kind exchange transactions pursued under Section 1031 of the Code for the acquisition of our Mandolin property. Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.
(6)	Property held for sale as of December 31, 2021.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Market Information

Our Series A Common Stock trades on the Nasdaq Capital Market under the symbol "SQFT" beginning on October 7, 2020.  Our Series D Preferred Stock is listed on The Nasdaq Capital Market under the symbol “SQFTP” beginning on June 11, 2021.  On January 24, 2022, our Series A Warrants began trading on the Nasdaq Capital Market under the symbol "SQFTW".

Performance Graph

Not required.

Number of Common Stockholders

As of March 25, 2022, there were approximately 5,000 holders of our Series A Common Stock.

Dividend Payments

The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the years ended December 31, 2021 and 2020.  The Company intends to continue to pay dividends to our common stockholders on a quarterly basis, and on a monthly basis for holders of Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future dividends.

Series A Common Stock

Month	2021	2020
	Cash Dividend	Cash Dividend
March 31	$0.101	$—
June 30	0.102	—
September 30	0.103	—
December 31	0.104	0.100
Total	$0.410	$0.100

Series D Preferred Stock

Month	2021	2020
	Distributions Declared	Distributions Declared
January	$—	$—
February	—	—
March	—	—
April	—	—
May	—	—
June	0.10417	—
July	0.19531	—
August	0.19531	—
September	0.19531	—
October	0.19531	—
November	0.19531	—
December 31	0.19531	—
Total	$1.27603	—

Warrant Dividend

We set a record date of January 14, 2022 with respect to the distribution of the Series A Warrants.  The Series A Warrants and the shares of common stock issuable upon the exercise of the Series A Warrants were registered on a registration statement that was filed with the SEC and was declared effective January 21, 2022.  The Series A Warrants commenced trading on the Nasdaq Capital Market under the symbol “SQFTW” on January 24, 2022 and were distributed on that date to persons who held shares of common stock and existing outstanding warrants as of the January 14, 2022 record date, or who acquired shares of common stock in the market following the record date, and who continued to hold such shares at the close of trading on January 21, 2022.  The Series A Warrants give the holder the right to purchase one share of common stock at $7.00 per share, for a period of five years. Should warrantholders not exercise the Series A Warrants during that holding period, the Series A Warrants will automatically convert to 1/10 of a common share at expiration, rounded down to the nearest number of whole shares.

Dividend Policy

We plan to pay at least 90% of our annual REIT taxable income to our stockholders in order to maintain our status as a REIT. We intend to continue to declare dividends, however, we cannot provide any assurance as to the amount or timing of future dividends. Our goal is to make cash dividend distributions out of our operating cash flow and proceeds from the sale of properties. During 2021, we paid dividends to holders of our Series A Common Stock of approximately $4.5 million related to 2021.  During 2020, we paid dividends to our holders of Series A Common Stock of approximately $1.0 million related to 2020.

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

We provide each of our stockholders a statement detailing dividends paid during the preceding year and their characterization as ordinary income, capital gain or return of capital annually. During the year ended December 31, 2021, all dividends to holders of our Series A Common Stock were non-taxable as they were considered return of capital to the stockholders. During the year ended December 31, 2020, all dividends to holders of Series A Common Stock were taxable as they were considered capital gain to the stockholders.

Equity Compensation Plan Information

We established the 1999 Flexible Incentive Plan (“1999 Plan”) for the purpose of attracting and retaining employees, which was superseded by the 2017 Incentive Award Plan (“2017 Plan”). The 1999 Plan provided that the maximum number of shares to be issued under the 1999 Plan would be an amount equal to 10% of the Company’s issued and outstanding common stock at such time; the aggregate number of common stock that may be issued under the 2017 Plan is 1,100,000 shares. At December 31, 2021, approximately 651,000 restricted shares of common stock had been issued under the 1999 Plan and approximately 514,000 shares of Restricted Stock as defined in the 2017 Plan had been issued under such Plan. At December 31, 2021, the amount of shares of common stock available for future grants under the 2017 Plan was approximately 586,000 shares.

Issuer Purchases of Equity Securities

On September 17, 2021, the Board of Directors authorized a stock repurchase program of up to $10 million of outstanding shares of our Series A Common Stock.  Purchases under the repurchase program may be made in the open market, through block trades, and other negotiated transactions. We expect to execute the share repurchase program primarily in open market transactions, subject to market conditions. There is no fixed termination date for the repurchase program, and the program may be suspended, discontinued, or accelerated at any time.

The following table contains information for shares of common stock repurchased during the three months ended December 31, 2021.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2021	—	$—	—	$—
November 2021	—	—	—	—
December 2021	11,588	3.6097	11,588	9,931,604
Total	11,588	$3.6097	11,588	$9,931,604

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

OVERVIEW

The Company operates as an internally managed diversified real estate investment trust, or REIT.  The Company invests in a multi-tenant portfolio of commercial real estate assets comprised of office, industrial, and retail properties and model homes leased back to the homebuilder located primarily in the western United States. As of December 31, 2021, including properties held for sale, the Company owned or had an equity interest in:

•	office buildings and industrial buildings (“Office/Industrial Properties”) which total approximately 757,578 rentable square feet,

•	retail shopping centers (“Retail Properties”) which total approximately 121,052 rentable square feet, and

•	92 model homes owned by five affiliated limited partnerships and one corporation (“Model Home Properties”).

Presidio Property Trust’s office, industrial and retail properties are located California, Colorado, Maryland, North Dakota and Texas. Our Model Home Properties are located in four states, primarily in Texas. We acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full calendar year, or has been operating for three years. Our geographical clustering of assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas.

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

SIGNIFICANT TRANSACTIONS IN 2021 and 2020

Acquisitions during the year ended December 31, 2021

•

On August 17, 2021, the Company, through its 61.3% owned subsidiaries NetREIT Palm Self Storage, LP and NetREIT Highland LLC, acquired a single story newly constructed 10,500 square foot building in Houston, Texas for a purchase price of approximately $4.9 million, in connection with a like-kind exchange transaction pursued under Section 1031 of the Code.  The building is 100% occupied under a 15-year triple net lease.

•

On December 22, 2021, the Company purchased a 31,752 square foot building in Baltimore, Maryland for a purchase price of approximately $8.9 million.  The building is 100% occupied under a five year triple net lease to Johns Hopkins’ University’s Bloomberg School of Public Health.

•

We acquired 18 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2021. The purchase price for the properties was $8.4 million. The purchase price consisted of cash payments of $2.7 million and mortgage notes of $5.7 million.

Acquisitions during the year ended December 31, 2020

•

We acquired 28 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2020. The purchase price for the properties was $10.2 million. The purchase price consisted of cash payments of $3.1 million and mortgage notes of $7.1 million.

Dispositions during the year ended December 31, 2021

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

During year ended December 31, 2021 we disposed of the following properties:

•	Waterman Plaza, which was sold on January 28, 2021, for approximately $3.5 million and the Company recognized a loss of approximately $0.2 million.

•	Garden Gateway, which was sold on February 19, 2021, for approximately $11.2 million and the Company recognized a loss of approximately $1.4 million.

•	Highland Court, which was sold on May 20, 2021, for approximately $10.2 million and the Company recognized a loss of approximately $1.6 million.

•	Executive Office Park, which was sold on May 21, 2021, for approximately $8.1 million and the Company recognized a gain of approximately $2.5 million.

•	During the year ended December 31, 2021, we disposed of 44 model homes for approximately $20.7 million and recognized a gain of approximately $3.2 million.

Dispositions during the year ended December 31, 2020

During year ended December 31, 2020 we disposed of the following properties:

•	Centennial Tech Center, which was sold on February 5, 2020 for approximately $15.0 million and the Company recognized a loss of approximately $913,000.

•	Union Terrace, which was sold on March 13, 2020 for approximately $11.3 million and the Company recognized a gain of approximately $688,000.

•	One of four Executive Office Park buildings, which was sold on December 2, 2020 for approximately $2.3 million and the Company recognized a loss of approximately $75,000.

•	During the year ended December 31, 2020, we disposed of 46 model homes for approximately $18.1 million and recognized a gain of approximately $1.6 million.

Sponsorship of Special Purpose Acquisition Company

On January 7, 2022, we announced our sponsorship, through our wholly-owned subsidiary, Murphy Canyon Acquisition Sponsor, LLC (the “Sponsor”), of a special purpose acquisition company (“SPAC”) initial public offering. The SPAC raised $132,250,000 in capital investment to acquire businesses in the real estate industry, including construction, homebuilding, real estate owners and operators, arrangers of financing, insurance, and other services for real estate, and adjacent businesses and technologies targeting the real estate space, which we may refer to as “Proptech” businesses. We, through our wholly-owned subsidiary, owned approximately 19% of the issued and outstanding stock in the entity upon the initial public offering being declared effective and consummated (excluding the private placement units described below), and that following the completion of its initial business combination that the SPAC will operate as a separately managed, publicly traded entity. The SPAC offered $132,250,000 units, with each unit consisting of one share of common stock and three-quarters of one redeemable warrant.

The Sponsor purchased an aggregate of 828,750 units (the “placement units”) of the SPAC at a price of $10.00 per unit, for an aggregate purchase price of $8,287,500. The placement units were sold in a private placement that closed simultaneously with the closing of the SPAC initial public offering. The Sponsor has agreed to transfer an aggregate of 45,000 placement units (15,000 each) to each of Murphy Canyon’s independent directors.

The SPAC's ability to complete a business combination may be extended in additional increments of three months up to a total of six (6) additional months from the closing date of the offering, subject to the payment into the Trust Account by the Sponsor (or its designees or affiliates) of the sum of $1,322,500, representing the sum of $0.10 per share of Common Stock sold to Public Stockholders, and which extension payments, if any, shall be added to the Trust Account.  The Company has committed to provide additional funds if need to make such a deposit for the extension.

ECONOMIC ENVIRONMENT

On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic caused state and local governments within our areas of business operations to institute quarantines, “shelter-in-place” mandates, including rules and restrictions on travel and the types of businesses that may continue to operate. While certain areas have re-opened, others have seen an increase in the number of cases reported, prompting local governments to consider enforcing further restrictions. We continue to monitor our operations and government recommendations. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law to provide widespread emergency relief for the economy and to provide aid to corporations.

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

The effects of the COVID-19 pandemic did not significantly impact our operating results during the fiscal  year 2021. We continue to monitor and communicate with our tenants to assess their needs and ability to pay rent. We have negotiated lease amendments with certain tenants who have demonstrated financial distress caused by the COVID-19 pandemic, which have included or may include rent deferral, temporary rent abatement, or reduced rental rates and/or lease extension periods, however no new negotiations were initiated during the first and second quarters of 2021. While these amendments have affected our short-term cash flows, we do not believe they represent a change in the valuation of our assets for the properties affected and have not significantly affected our results of operations. Given the longevity of this pandemic and the potential for other variants of the coronavirus, such as the delta variant, the COVID-19 outbreak may materially affect our financial condition and results of operations going forward, including, but not limited to, real estate rental revenues, credit losses, leasing activity, and potentially the valuation of our real estate assets. We do not expect additional rent deferrals, abatements, and credit losses from our commercial tenants during the remainder of 2021 which may have a material impact on our real estate rental revenue and cash collections. While we do expect that the effects of the COVID-19 pandemic will impact our ability to lease up available commercial space, our business operations and activities in many regions may be subject to future quarantines, “shelter-in-place” rules, and various other restrictions for the foreseeable future. Due to the uncertainty of the future impacts of the COVID-19 pandemic, the extent of the financial impact cannot be reasonably estimated at this time. We are currently focused on growing our portfolio with the recent capital raised from the sale of our 9.375% Series D Cumulative Redeemable Perpetual Preferred Stock in June 2021 and our Series A Common Stock in July 2021.  For more information, see Part II - Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.

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

According to Nareit's, the National Association of Real Estate Investment Trusts, 2022 Outlook for the Economy, published on it website in December 2021, Commercial Real Estate and REITs, the coming year is likely to see significant further improvement in overall economic conditions, with rising GDP, job growth, and higher incomes, in a supportive financial market environment where inflation pressures gradually subside and long-term interest rates remain well below their historical norms. The emergence of the new Omicron variant of COVID-19 in late November 2021 serves as a reminder that the threat of new waves of infection looms over all aspects of the global economy. Increasing vaccination rates and natural immunity due to prior infection may help contain these risks.  Nareit does not expect commercial real estate markets or the rest of the economy to go back completely to the way they were before the pandemic.  Overall, the year ahead is likely to build on the recovery that is already underway in the macroeconomy and in commercial real estate markets. REITs are likely to perform well in this growth environment.

Three obstacles are challenging the outlook over the near-term: ongoing high levels of COVID-19 infections, production and supply chain bottlenecks, and an elevated inflation rate. First, the pandemic continues to hold back many types of economic activity that involve face-to-face interactions, including employees’ return to the office, business travel, and many forms of entertainment. Second, the supply chain issues are well known, and have restricted auto production and availability of many types of goods. Finally, the consumer price index has risen 6.2% over the past 12 months, well above the Federal Reserve’s target, raising the possibility of higher interest rates to slow the economy to prevent it from overheating. Labor shortages, especially in a few sectors like hotels and restaurants, have limited some businesses’ ability to reopen fully. Most of the inflation pressures have resulted, however, from shortages of key components due to production and supply chain disruptions, and there is little evidence to date that inflation is being driven by higher labor costs.

There has been, in fact, significant progress on the return-to-office. In May 2020, 46 million employees reported that they were working from home due to the pandemic. There has been a steady flow over the past 18 months of millions of workers returning to the office, although this trend was briefly interrupted by the surge in cases of COVID-19 in November-December 2020 and again by the Delta variant last summer (see Nareit's chart 1.4: Return to Office). Nearly two-thirds of employees who had reported they were working from home in May 2020 had returned to the office by November 2021, although the pace of return has varied month-to-month according to the rate of vaccinations and infections.

Chart 1.4: Return to Office
Change in employees
telecommuting due to the COVID-19 pandemic
Millions, scale reversed
-7
-6
-5
-4
-3
-2
-1
0
1
2
3
Jun. 2020
Jul. 2020
Aug. 2020
Sep. 2020
Oct. 2020
Nov. 2020
Dec. 2020
Jan. 2021
Feb. 2021
Mar. 2021
Apr. 2021
May 2021
Jun. 2021
Jul. 2021
Aug. 2021
Sep. 2021
Oct. 2021
Nov. 2021

These trends show that workers are coming back, but the pace at which they return to the office still depends on the pandemic. Recent new leases signed by major technology companies indicates that offices are an essential part of their business model. As COVID-19 cases decline, Nareit expects workers will continue to come back.

CREDIT MARKET ENVIRONMENT

As noted in Nareit's "REITs & Inflation Outlook 2022: What to Know" article published on its website in December 2021, inflationary pressure to the macroeconomy from the effects of supply chain interruptions will likely lead to moderate inflation levels over the next year, rising above the Federal Reserve's target of 2.5% but likely well below historically high levels seen in the 1970s and early 1980s.  Same store net operating income (SSNOI) from Nareit’s T-Tracker gives a conservative estimate of REIT growth during different periods of inflation. SSNOI doesn’t include growth from acquisitions and the data exclude some of the highest growth property sectors of the last decade—lodging/resorts, timber, infrastructure, data centers, and specialty.  Annual SSNOI growth outpaced annual inflation in 63% of quarters from 1996Q1 to 2021Q3. There are no periods of high inflation in this time period, and the average inflation is under the Federal Reserve target at 2.2%. REIT operating income is consistently higher during periods of higher inflation, SSNOI growth averaged 2.5% during low inflation periods compared to 3.0% in periods of moderate inflation. While past performance is not always predictive of the future, Nareit see that in the current environment REIT operating income is more than keeping pace with price level increases. In the two most recent quarters when consumer price index jumped over 5%, SSNOI outpaced the uptick in annualized inflation by 23 basis points in 2021Q2 and 187 basis points in Q3.

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

Rising inflation and elevated U.S. budget deficits and overall debt levels, including as a result of federal pandemic relief and stimulus legislation and/or economic or market and supply chain conditions, can put upward pressure on interest rates and could be among the factors that could lead to higher interest rates in the future. Higher interest rates could adversely affect our overall business, income, and our ability to pay dividends, including by reducing the fair value of many of our assets and adversely affecting our ability to obtain financing on favorable terms or at all, and negatively impacting the value of properties and the ability of prospective buyers to obtain financing for properties we intend to sell. This may affect our earnings results, reduce our ability to sell our assets, or reduce our liquidity. Furthermore, our business and financial results may be harmed by our inability to accurately anticipate developments associated with changes in, or the outlook for, interest rates.

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

In addition, management evaluates the results of the operations of our portfolio and individual properties with a primary focus on increasing and enhancing the value, quality and quantity of properties in our real estate holdings. Management focuses its efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals and rental rates. Properties are regularly evaluated for potential added value appreciation and cash flow and, if lacking such potential, are sold with the equity reinvested in new acquisitions or otherwise allocated in a manner we believe is accretive to our stockholders. Our ability to increase assets under management is affected by our ability to raise borrowings and/or capital, coupled with our ability to identify appropriate investments

Our results of operations for the years ended December 31, 2021 and 2020 are not indicative of those expected in future periods. Management does not expect that the level of commercial property sales experienced over the last 24 months to continue in the near future.  Additionally, with the recent equity raised in June and July 2021, management is working to increase the number of commercial properties in the portfolio with new acquisitions.  However, elevated real estate prices in both commercial and residential real estate and compressing capitalization rates have made it challenging to acquire properties that fit our portfolio needs.  Management will continue to evaluate potential acquisitions in an effort to increase our portfolio of commercial real estate.

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

Real Estate Held for Sale and Discontinued Operations. Real estate sold or to be sold during the current period is classified as “real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Mortgage notes payable related to the real estate sold during the current period is classified as “notes payable related to real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Additionally, we record the operating results related to real estate that has been disposed of as discontinued operations for all periods presented if the operations have been eliminated and represent a strategic shift and we will not have any significant continuing involvement in the operations of the property following the sale.

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

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. Our cash equivalents, mortgage notes receivable, accounts receivable and payables and accrued liabilities all approximate fair value due to their short-term nature. Management believes that the recorded and fair values of notes payable are approximately the same as of December 31, 2021 and 2020.

When available, we utilize quoted market prices from independent third-party sources to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third-party may rely more on models with inputs based on information available only to that independent third-party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources.  As of December 31, 2021 and December 31, 2020, our marketable securities presented on the balance sheet were measured using Level 1 market prices.  There were no financial liabilities measured at fair value as of December 31, 2021 and 2020.

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

RESULTS FROM OPERATIONS FOR THE YEARS ENDED December 31, 2021 AND 2020

Our results from operations for 2021 and 2020 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense, general and administrative expenses, and depreciation and amortization will significantly change in future periods as a result of the assets sold over the last two years.

Revenues.  Total revenue was approximately  $19.23 million for the year ended December 31, 2021, compared to approximately $24.35 million for the same period in 2020, a decrease of approximately $5.12 million or 21%. The decrease in rental income reported in 2021 compared to 2020 is directly related to the sale of four commercial properties during 2021 and three commercial properties during 2020, and the net decrease in model home property (26) during the year ended December 31, 2021.

Rental Operating Costs.  Rental operating costs were approximately $6.18 million for the year ended December 31, 2021 compared to approximately $8.82 million for the same period in 2020, a decrease of approximately $2.64 million or 30%. Rental operating costs as a percentage of total revenue was 32.2% and 36.2% for the years ended December 31, 2021 and 2020, respectively. The decrease in rental operating costs as a percentage of total revenue for the years ended December 31, 2021 compared to 2020 is due to the mix of properties held to include a higher percentage of triple net properties and model homes period over period, which have significantly lower operating costs.

General and Administrative. General and administrative (“G&A”) expenses were approximately $6.23 million for the year ended December 31, 2021, compared to approximately $5.75 million for the same period in 2020, representing an increase of approximately $0.47 million or 8%. As a percentage of total revenue, our general and administrative costs was approximately 32.4% and 23.6% for the years ended December 31, 2021 and 2020, respectively. The increase in G&A expense for the years ended December 31, 2021 compared to 2020 is mainly due to the increase in stock compensation which increased approximately $0.5 million.  In connection with the Company becoming publicly traded in October 2020, the Company plans to continue rewarding its employee through stock-based compensation at a greater rate than historically.  The increase was slightly offset by the decreased payroll related costs, temporally reduced by the Employee Retention Credit ("ERC") received during the second quarter of 2021.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $5.40 million for the year ended December 31, 2021, compared to approximately $6.27 million for the same period in 2020, representing a decrease of approximately $0.88 million or 14%. The decrease in depreciation costs is associated with the properties sold in 2021 and 2020.

Asset Impairments. We review the carrying value of each of our real estate properties annually to determine if circumstances indicate an impairment in the carrying value of these investments exists. During 2020, we recognized a non-cash impairment charge of approximately $1.73 million on the Waterman Plaza property and Highland Court. This impairment charges reflect management’s revised estimate of the fair market value based on sales comparable of like property in the same geographical area as well as an evaluation of future cash flows or an executed purchase sale agreement. The Company recognized a non-cash impairment of $0.3 million, related to the potential sale or our Highland Court property, and $0.3 million non-cash impairment related to 300 N.P. during the year ended December 31, 2021.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges was approximately $4.54 million for the year ended December 31, 2021 compared to approximately $6.10 million for the same period in 2020, a decrease of approximately $1.56 million, or 26%. The decrease in mortgage interest expense relates to the decreased number of commercial properties owned in 2021 compared to 2020 and the related mortgage debt. The weighted average interest rate on our outstanding debt was 4.25% and 4.18% as of December 31, 2021 and 2020, respectively.

Interest Expense-note payable.  On September 17, 2019, the Company executed a Promissory Note pursuant to which Polar, extended a loan in the principal amount of approximately $14.0 million to the Company. The Polar Note bore interest at a fixed rate of 8% per annum and required monthly interest-only payments. Interest expense, including amortization of the deferred offering costs and Original Issue Discount of approximately $1.4 million, totaled approximately $0.3 and $2.7 million for the year ended December 31, 2021 and 2020, respectively.  The Polar Note was paid in full during March 2021.

Gain on Sale of Real Estate Assets. For the year ended December 31, 2021, the change in gain on sale relates to the mix and type of properties sold. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Significant Transactions in 2021 and 2020 above for further detail.

Gain on Extinguishment of Government Debt. On April 30, 2020, the Company received a Paycheck Protection Program ("PPP") loan of approximately $0.5 million from the Small Business Administration ("SBA") which provided additional economic relief during the COVID-19 pandemic. The PPP loan, less $10,000 related to the Economic Injury Disaster Loan ("EIDL") received on April 22, 2020, was forgiven by the SBA as of December 31, 2020 and was fully forgiven in January 2021 upon repeal of the EIDL holdback requirements. The gain on extinguishment of government debt totaled $10,000 and $451,785 for the years end December 31, 2021 and 2020, respectively.

Deferred Offering Costs. For the year ended December 31, 2020, the Company recorded approximately $0.5 million in legal, accounting and filing related expenses upon completion of our initial public offering.

Income Tax Expense / Credit. For the year ended December 31, 2021, the Company recorded an income tax credit of approximately $48,000 related to estimated refunds from federal and state taxes for capital gains from the sale of model homes held by the taxable REIT subsidiary compared to a income tax expense of approximately $371,000, for the year ended December 31, 2020.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the year ended December 31, 2021 and 2020 totaled approximately $2.16 million, and $1.41 million

Geographic Diversification Tables

The following table shows a list of commercial properties owned by the Company grouped by state and geographic region as of December 31, 2021:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	2	113,617	12.9%	$1,805,085	15.6%
Colorado	5	325,676	37.1%	5,603,269	48.5%
Maryland	1	31,752	3.6%	682,668	5.9%
North Dakota	4	397,085	45.2%	3,151,646	27.3%
Texas	1	10,500	1.2%	322,875	2.8%
Total	13	878,630	100%	$11,565,543	100%

The following table shows a list of our Model Home properties by geographic region as of December 31, 2021:

Geographic Region	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
Southwest	88	266,228	95.6%	$2,501,580	94.0%
Southeast	1	2,381	0.9%	22,524	0.8%
Midwest	1	3,663	1.3%	57,420	2.2%
Northeast	2	6,153	2.2%	80,844	3.0%
Total	92	278,425	100%	$2,662,368	100%

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings, financial aid from government programs instituted as a result of COVID-19, and the sale of equity or debt securities. Management believes that the number of recent real estate sales and resulting cash generated may not be indicative of our future strategic plans.  We intend to grow our portfolio with the recent capital raised from the sale of our Series D Preferred Stock in June 2021 and our Series A Common Stock in July 2021. Our cash and restricted cash at December 31, 2021 was $14.7 million, which included our available liquidity of cash and cash equivalents. Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. We also are actively seeking investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders, and may seek a revolving line of credit to provide short-term liquidity. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders.  Future principal payments due on our mortgage notes payables during 2022, total approximately $12.2 million, of which  $8.6 million is related to model home properties.  Management expects certain model home and commercial properties will be sold, and that the underlying mortgage notes will be paid off with sales proceeds, while other mortgage notes will be refinanced as the Company has done in the past. Additional principal payments will be made with cash flows from ongoing operations.  On March 11, 2022, the Company completed the sale our property World Plaza, located in San Bernardino, CA, for $10 million to an unrelated third party.  This property was not encumbered by any debt and net cash proceeds will be used for future cash needs.

On September 17, 2021, the Board of Directors authorized a stock repurchase program of up to $10 million outstanding shares of our Series A Common Stock.  During September 2021, the Company was able to purchase 18,133 shares at an average price of $3.73692 per share, plus commission of $0.035 per share, for a total cost of $68,396.  During December 2021, the Company was able to purchase 11,588 shares at an average price of $3.6097 per share, plus commission of $0.035 per share, for a total cost of $42,234.78.  These shares will be treated as unissued in accordance with Maryland law and shown as a reduction of stockholders' equity at cost.  While we will continue to pursue value creating investments, the Board believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to shareholders through a repurchase program is an attractive use of capital currently.

There can be no assurance that the Company will refinance loans, take out additional financing or capital will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans or certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. We believe that cash on hand, cash flow from our existing portfolio, distributions from joint ventures in Model Home Partnerships and property sales during 2021 will be sufficient to fund our operating costs, planned capital expenditures and required dividends for at least the next twelve months. If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we plan to fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, issuance of debt instruments, additional investors, or we may reduce the rate of dividends to the stockholders.

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

Cash, Cash Equivalents and Restricted Cash

At December 31, 2021, and December 31, 2020, we had approximately $14.7 million and $11.5 million in cash equivalents, respectively, including $4.7 million  and $4.2 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts and cash held in bank accounts at third-party institutions. During 2021 and 2020, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $1.7 million of our cash and restricted cash balance is intended for capital expenditures on existing properties (including deposits held in reserve accounts by our lenders) over the next 12 months of 2022. We intend to use the remainder of our existing cash and cash equivalents for asset/property acquisitions, reduction of principal debt, general corporate purposes, common stock repurchases (if market conditions are met),or dividends to our stockholders and sponsorship of Murphy Canyon Acquisition Corp.

Secured Debt

As of December 31, 2021, all our commercial properties had fixed-rate mortgage notes payable in the aggregate principal amount of $67.3 million, collateralized by a total of 10 commercial properties with loan terms at issuance ranging from 5 to 22 years. The weighted-average interest rate on these mortgage notes payable as of December 31, 2021 was approximately 4.5%, and our debt to estimated market value for our commercial properties was approximately 51.9%. The debt to estimated market value includes the $7.2 million related party loans on our Mandolin and McElderry properties in Houston, TX and Baltimore, MD, respectively, which are eliminated in consolidation.

As of December 31, 2021, the Company had 84 fixed-rate mortgage notes payable related to model homes in the aggregate principal amount of $22.2 million, excluding loans eliminated through consolidation, collateralized by a total of 84 Model Homes. These loans generally have a term at issuance of three to five years. As of December 31, 2021, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $264,000 and 3.4%, respectively. Our debt to estimated market value on these properties is approximately 56.1%, including loan eliminated through consolidation. The Company has guaranteed approximately 15% of these mortgage loans.

We have been able to refinance maturing mortgages to extend maturity dates and we have not experienced any notable difficulties financing our acquisitions.

Cash Flows for the years ended December 31, 2021 and December 31, 2020

Operating Activities: Net cash provided by operating activities for the years ended December 31, 2021 and 2020 decreased by $1.3 million to approximately $2.4 million from $3.7 million.  The change in net cash provided in operating activities is mainly due to changes in net income, which fluctuates based on timing of receipt and payment, as well as an increase in non-cash addbacks such as straight-line rent.

Investing Activities: Net cash provided by investing activities for the year ended December 31, 2021 decreased $3.5 million to approximately $24.2 million compared to $27.7 million for the same period in 2020. During the year ended December 31, 2021, the Company received gross proceeds from the sale of four office buildings for approximately $35.4 million, and sales of 42 Model Homes for approximately $20.7 million, which was offset by the purchase of  two commercial properties for approximately $13.6 million and 17 Model Homes for approximately $8.1 million. During the year ended December 31, 2020, the Company received gross proceeds from the sale of three office buildings for approximately $46.7 million, and sales of 46 Model Homes for approximately $18.1 million, which was offset by the purchase of 28 Model Homes for approximately $10.2 million

We currently project that we could spend up to $1.7 million (including deposits held in reserve accounts by lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio on an annual basis. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures in the future due to rising construction costs and the anticipated increase in property acquisitions. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities: Net cash used in financing activities during theyear ended December 31, 2021 was $23.4 million compared to $30.2 million for the same period in 2020.The decrease of $6.8 million in net cash used in financing activities isprimarilydue to the following activities for the year ended December 31, 2021:

•	Net increase in dividends of $3.5 million paid to holders of our Series A Common Stock and $1.0 million paid to holders of our Series D Preferred Stock; and

•	Distributions to noncontrolling interest increased approximately $5.2 million related to sale of model home properties.

•

Net increase in repayment of the Polar Note, the fully payment of mortgage note on the World Plaza property and full payment of the four mortgage notes related to the properties sold during 2021; offset by

•	The issuance of our Series D Preferred Stock with net proceeds of approximately $20.5 million and net Common Stock proceeds of approximately $8.9 million.

•	Net proceeds from the issuance of mortgage notes payable on model homes.

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

Common Stock Warrants:

If all the potential Common Stock Warrants outstanding at December 31, 2021, were exercised at the price of $5.00 per share, gross proceeds to us would be $10 million and we would as a result issue an additional 2,000,000 shares of common stock.

Placement Agent Warrants:

If all the potential Placement Agent Warrants outstanding at December 31, 2021, were exercised at the price of $6.25 per share, gross proceeds to us would be $0.5 million and we would as a result issue an additional 80,000 shares of common stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices due to the COVID-19 pandemic, resulting in most of our employees working remotely, this has not materially affected our internal controls over financial reporting. We continue to monitor and assess the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our Management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding our internal control over financial reporting as such report is not required for the Company.

ITEM 9B. OTHER INFORMATION

On March 28, 2022, Larry Dubose notified the Company that he is resigning from his positions with NetREIT Advisors, LLC and Dubose Advisors, LLC in 2022 and will not stand for re-election at the Annual Meeting, due to his other professional commitments and demands on his time. However, he will continue to remain an employee of our model home division.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Stockholders is presently scheduled to be held on May 26, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements - the following documents are filed as part of this report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2021 and 2020
•	Consolidated Statements of Operations for the years ended December 31, 2021 and 2020
•	Consolidated Statements of Equity for the years ended December 31, 2021 and 2020
•	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
•	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules - the following documents are filed as part of this report:

•	Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization as of December 31, 2021

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

3.3	Articles Supplementary filed on August 4, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 8, 2014).

3.4	Articles of Amendment effecting the reverse stock split (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 31, 2020).

3.5	Articles Supplementary classifying and designating the Series C Common Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on July 31, 2020).

3.6	Articles of Amendment of Presidio Property Trust, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 19, 2017).

3.7	Articles Supplementary classifying and designating 805,000 shares of the Series D Preferred Stock (incorporated by reference to the Company’s Form 8-A12B filed on June 9, 2021).

3.8	Articles Supplementary classifying and designating an additional 115,000 shares of the Series D Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on June 15, 2021).

3.9	Second Amended and Restated Bylaws of Presidio Property Trust, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on October 19, 2017).

4.1	Form of Series A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 10-12B filed on May 6, 2008).

4.2	Description of Securities*

4.3	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

4.6	Form of Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-11 filed on November 9, 2021).

4.7	Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-11 filed on November 9, 2021).

10.1+	1999 Flexible Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 10-12B filed on May 6, 2008).

10.2	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form 10-12B filed on May 6, 2008).

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

10.5+	Employment Agreement for Mr. Heilbron, effective as of October 18, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on March 30, 2021).

10.7	Purchase and Sale Agreement and Joint Escrow Instructions among NetREIT Highland, LLC, NetREIT Joshua, LLC, NetREIT Casa Grande, LP, NetREIT Sunrise, LLC, NetREIT, Inc. and Sparky’s Storage 18 (CA) LP, dated as of February 6, 2015; as amended by the First Amendment dated February 25, 2015, and the Second Amendment dated April 2, 2015 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.8	Form of Restricted Stock Agreement under 1999 Flexible Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 10-12B filed on May 6, 2008).

10.9+	Presidio Property Trust, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 19, 2017).

10.10+	Form of Restricted Stock Agreement under 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-11/A filed on January 17, 2018).

10.11	Form of Placement Agency Agreement, dated as of July 12, 2021, by and between the Company and the Placement Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

10.12	Form of Securities Purchase Agreement, dated as of July 12, 2021, by and between the Company and the Purchaser (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

10.13	At-The-Market Offering Agreement dated November 8, 2021, by and between Presidio Property Trust, Inc. and The Benchmark Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 9, 2021).

10.14	Ninth Amendment to Loan Agreement signed August 19, 2021 (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on August 25, 2021).

10.15	Loan Agreement dated February 26, 2016, together with Second Amendment to Loan Agreement dated as of June 29, 2016, Third Amendment to Loan Agreement dated as of April 11, 2017, Joinder and Fourth Amendment to Loan Agreement dated as of February 20, 2018, Fifth Amendment to Loan Agreement dated as of April 11, 2018, Joinder and Sixth Amendment to Loan Agreement dated as of April 11, 2019, Joinder and Seventh Amendment to Loan Agreement dated as May 22, 2020 and Eighth Amendment to Loan Agreement dated as of June 26, 2020 (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on August 25, 2021).

10.16	Form of Indemnification Agreement entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-11 filed on September 18, 2017).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K filed on March 30, 2021).

21.1	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Public Accounting Firm *

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

Signature	Title	Date

/s/ Jack K. Heilbron	Director, Chairman of the Board and Chief Executive Officer	March 29, 2022
Jack K. Heilbron	(Principal Executive Officer)

/s/ Adam Sragovicz	Chief Financial Officer	March 29, 2022
Adam Sragovicz

/s/ Ed Bentzen	Chief Accounting Officer	March 29, 2022
Ed Bentzen	(Principal Accounting Officer)

/s/ Jennifer A. Barnes	Director	March 29, 2022
Jennifer A. Barnes

/s/ David T. Bruen	Director	March 29, 2022
David T. Bruen

/s/ James R. Durfey	Director	March 29, 2022
James R. Durfey

/s/ Sumner J. Rollings	Director	March 29, 2022
Sumner J. Rollings

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Presidio Property Trust, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Presidio Property Trust, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, equity and cash flows for the years then ended, the related notes to the consolidated financial statements, and schedule in Item 15 (2), Schedule III – Real Estate and Accumulated Depreciation and Amortization (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

REAL ESTATE ASSETS AND LEASE INTANGIBLES IMPAIRMENT ASSESSMENT

Critical Audit Matter Description

As described in Notes 4 and 12, to the  financial statements, the Company’s consolidated real   estate assets balance (including real estate properties and lease intangibles) was approximately $138 million at December 31, 2021. Real estate assets and lease intangibles are tested for impairment at least annually at the individual real estate property level. Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate assets may not be recoverable, management assesses the recoverability by estimating whether the Company will recover the carrying value of its real estate assets through the undiscounted future cash flows and the eventual disposition of the investment. In some instances, there may be various potential outcomes for an investment and its potential future cash flows. In these instances, the undiscounted future cash flows used to assess recoverability are based on several assumptions and are probability‐ weighted based on management’s best estimates as of the date of evaluation. These assumptions include, among others, cash flow projections, discount rates, market capitalization rates, and recent sales data for comparable properties. The assumptions are generally based on management’s experience and assessment of market participants in its local real estate markets, and the effects of current market conditions, which are subject to economic and market uncertainties. As disclosed by management, changes in these assumptions could have a significant impact on either the cash flows or fair value of the real estate assets, the amount of any impairment charge, or both.

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

●

Obtaining marketing materials or letters of intent for specific real estate properties deemed by management to qualify for held‐for‐sale treatment and comparing estimated sales prices to current property book values.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2009.

Irvine, California

March 29, 2022

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020

ASSETS
Real estate assets and lease intangibles:
Land	$21,136,379	$18,827,000
Buildings and improvements	119,224,375	115,409,423
Tenant improvements	12,752,518	11,960,018
Lease intangibles	4,110,139	4,110,139
Real estate assets and lease intangibles held for investment, cost	157,223,411	150,306,580
Accumulated depreciation and amortization	(30,589,969)	(26,551,789)
Real estate assets and lease intangibles held for investment, net	126,633,442	123,754,791
Real estate assets held for sale, net	11,431,494	42,499,176
Real estate assets, net	138,064,936	166,253,967
Cash, cash equivalents and restricted cash	14,702,089	11,540,917
Deferred leasing costs, net	1,348,234	1,927,951
Goodwill	2,423,000	2,423,000
Other assets, net	4,658,504	3,422,781
TOTAL ASSETS	$161,196,763	$185,568,616
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$87,324,319	$94,664,266
Mortgage notes payable related to properties held for sale, net	1,535,513	25,365,430
Mortgage notes payable, total net	88,859,832	120,029,696
Note payable, net	—	7,500,086
Accounts payable and accrued liabilities	4,585,036	5,126,199
Accrued real estate taxes	1,940,913	2,548,686
Dividends payable preferred stock	179,685	—
Lease liability, net	75,547	102,323
Below-market leases, net	73,130	139,045
Total liabilities	95,714,143	135,446,035
Commitments and contingencies (Note 9)
Equity:
Series D Preferred Stock, $0.01 par value per share; 1,000,000 shares authorized; 920,000 and 0 shares issued and outstanding (liquidation preference $25.00 per share) as of December 31, 2021 and December 31, 2020, respectively	9,200	—
Series A Common Stock, $0.01 par value per share, shares authorized: 100,000,000; 11,599,720 shares and 9,508,363 shares were issued and outstanding at December 31, 2021 and December 31, 2020, respectively	115,997	95,038
Additional paid-in capital	186,492,012	156,463,146
Dividends and accumulated losses	(130,947,434)	(121,674,505)
Total stockholders' equity before noncontrolling interest	55,669,775	34,883,679
Noncontrolling interest	9,812,845	15,238,902
Total equity	65,482,620	50,122,581
TOTAL LIABILITIES AND EQUITY	$161,196,763	$185,568,616

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2021	2020
Revenues:
Rental income	$18,420,257	$23,444,119
Fees and other income	810,852	907,673
Total revenue	19,231,109	24,351,792
Costs and expenses:
Rental operating costs	6,183,189	8,818,283
General and administrative	6,225,510	5,751,754
Depreciation and amortization	5,397,498	6,274,321
Impairment of real estate assets	608,000	1,730,851
Total costs and expenses	18,414,197	22,575,209
Other income (expense):
Interest expense-mortgage notes	(4,542,712)	(6,097,834)
Interest expense - note payable	(279,373)	(2,715,233)
Interest and other income (expense), net	(3,417)	(20,636)
Gain on sales of real estate, net	2,487,528	1,245,460
Gain on extinguishment of government debt	10,000	451,785
Deferred offering costs	—	(530,639)
Income tax credit (expense)	47,620	(370,884)
Total other income (expense), net	(2,280,354)	(8,037,981)
Net loss	(1,463,442)	(6,261,398)
Less: Income attributable to noncontrolling interests	(2,162,140)	(1,412,507)
Net loss attributable to Presidio Property Trust, Inc. stockholders	$(3,625,582)	$(7,673,905)
Less: Preferred Stock Series D dividends	(1,173,948)	—
Net loss attributable to Presidio Property Trust, Inc. common stockholders	$(4,799,530)	$(7,673,905)
Net loss per share attributable to Presidio Property Trust, Inc. common stockholders:
Basic & Diluted	$(0.46)	$(0.85)
Weighted average number of common shares outstanding - basic and diluted	10,340,975	9,023,914

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2019	—	$-	8,881,842	$88,818	$152,129,120	$(113,037,144)	$39,180,794	$17,440,394	$56,621,188
Net loss	—	—	—	—	—	(7,673,905)	(7,673,905)	1,412,507	(6,261,398)
Shares issued, initial public offering	—	—	500,000	5,000	1,999,984	—	2,004,984	—	2,004,984
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(963,456)	(963,456)	—	(963,456)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(2,366,009)	(2,366,009)
Repurchase of common stock	—	—	(3,000)	(30)	(17,970)	—	(18,000)	—	(18,000)
Share reconciliation adjustment	—	—	(16,080)	(162)	162	—	—	—	—
Issuance of stock for Limited Partnership interests	—	—	59,274	594	1,247,396	—	1,247,990	(1,247,990)	—
Vesting of restricted Series A Common Stock	—	—	86,327	818	1,104,454	—	1,105,272	—	1,105,272
Balance, December 31, 2020	—	—	9,508,363	95,038	156,463,146	(121,674,505)	34,883,679	15,238,902	50,122,581
Net loss	—	—	—	—	—	(3,625,582)	(3,625,582)	2,162,140	(1,463,442)
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(4,473,399)	(4,473,399)	—	(4,473,399)
Dividends to Series D Preferred Stockholders	—	—	—	—	—	(1,173,948)	(1,173,948)	—	(1,173,948)
Issuance of Common Stock, net of issuance costs, including warrants exercised with offering *	—	—	2,000,000	20,000	8,851,879	—	8,871,879	—	8,871,879
Issuance of Series D Preferred Stock, net of issuance costs	920,000	9,200	—	—	20,480,603	—	20,489,803	—	20,489,803
Distributions in excess of contributions received	—	—	—	—	—	—	—	(7,588,197)	(7,588,197)
Repurchase of Common Stock, at cost	—	—	(29,721)	(252)	(110,379)	—	(110,631)	—	(110,631)
Vesting of restricted Series A Common Stock	—	—	121,078	1,211	806,763	—	807,974	—	807,974
Balance, December 31, 2021	920,000	$9,200	11,599,720	$115,997	$186,492,012	$(130,947,434)	$55,669,775	$9,812,845	$65,482,620

* See Additional Offerings & Warrants in Note 1. ORGANIZATION AND BASIS OF PRESENTATION

See Notes to Consolidated Financial Statements.

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,463,442)	$(6,261,398)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,397,498	6,274,321
Stock compensation	1,614,228	1,105,272
Bad debt expense	164,623	77,898
Gain on sale of real estate assets, net	(2,487,528)	(1,245,460)
Gain on extinguishment of government debt	(10,000)	(451,785)
Net change in fair value of marketable securities	(39,429)	—
Impairment of real estate assets	608,000	1,730,851
Accretion of original issue discount	—	1,013,405
Amortization of financing costs	479,853	1,287,430
Amortization of above-market leases	42,064	50,682
Amortization of below-market leases	(60,203)	(170,887)
Straight-line rent adjustment	(231,577)	108,998
Changes in operating assets and liabilities:
Other assets	190,354	1,957,641
Accounts payable and accrued liabilities	(1,221,725)	(1,344,636)
Accrued real estate taxes	(607,773)	(438,915)
Net cash provided by operating activities	2,374,943	3,693,417
Cash flows from investing activities:
Real estate acquisitions	(22,224,826)	(10,161,613)
Additions to buildings and tenant improvements	(1,597,186)	(2,834,373)
Investment in marketable securities	(3,819,882)	—
Proceeds from sale of marketable securities	2,380,476	—
Additions to deferred leasing costs	(117,062)	(175,828)
Proceeds from sales of real estate, net	49,583,445	40,849,654
Net cash provided by investing activities	24,204,965	27,677,840
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	11,703,440	14,152,838
Proceeds from government debt relief	—	451,785
Repayment of mortgage notes payable	(43,069,312)	(36,808,331)
Repayment of note payable	(7,675,598)	(6,324,401)
Payment of extension costs, note payable	—	(351,025)
Payment of deferred offering costs	(572,458)	(45,016)
Distributions to noncontrolling interests, net	(7,588,197)	(2,366,009)
Issuance of stock for Initial Public Offering, net of underwriters fees	—	2,050,000
Issuance of Common Stock Series A and warrants, net of offering costs	8,871,879	—
Issuance of Preferred Stock Series D, net of offering costs	20,489,803	—
Repurchase of common stock	(110,631)	(18,000)
Dividends paid to Series D preferred stockholders	(994,263)	—
Dividends paid to Series A common stockholders	(4,473,399)	(963,456)
Net cash used in financing activities	(23,418,736)	(30,221,615)
Net increase in cash equivalents and restricted cash	3,161,172	1,149,642
Cash, cash equivalents and restricted cash - beginning of period	11,540,917	10,391,275
Cash, cash equivalents and restricted cash - end of period	$14,702,089	$11,540,917
Supplemental disclosure of cash flow information:
Interest paid-mortgage notes payable	$4,320,174	$5,892,025
Interest paid-notes payable	$103,861	$778,414
Unpaid deferred financing costs	$15,449	$83,659
Non-cash financing activities:
Issuance of stock for limited partnership interests	$—	$1,247,990
Dividends payable - Preferred Stock Series D	$179,685	—

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization. Presidio Property Trust, Inc. (“we”, “our”, “us” or the “Company”) is an internally-managed real estate investment trust (“REIT”), with holdings in office, industrial, retail and model home properties. We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” Through Presidio Property Trust, Inc., its subsidiaries, and its partnerships, we own 13 commercial properties in fee interest, two of which we own as a partial interest in various affiliates, in which we serve as general partner, member and/or manager.

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

The Company evaluated the accounting guidance in ASC 480 and ASC 815 regarding the classification of the Pre-Funded Warrant, Common Stock Warrants, and Placement Agent Warrants as equity or a liability and determined that they should be classified as permanent equity.  As of December 31, 2021, none of the Common Stock Warrants and Placement Agent Warrants have been exercised.

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

Liquidity. The Company's anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings, financial aid from government programs instituted as a result of COVID-19, and the sale of equity or debt securities.  Future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. The Company seeks investments that are income producing and help achieve long-term gains in order to pay dividends to our stockholders and may we may seek a revolving line of credit to provide short-term liquidity. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

We have $4.4 million of mortgage notes payable maturing in 2022 related to the model home properties and $1.4 million of mortgage notes payable maturing in 2022 related to the commercial properties.  Management expects certain model homes and commercial properties can be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes can be refinanced, as the Company has historically been able to do in the past. Additional principal payments will be made with cash flows from ongoing operations.

As the Company continues its operations, it may re-finance or seek additional financing; however, there can be no assurance that any such re-financing or additional financing will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans and/or certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Management believes that the combination of working capital on hand and the ability to refinance commercial and model home mortgages will fund operations through at least the next twelve months from the date of the issuance of these audited financial statements.

Segments. The Company acquires and operates income producing properties in three business segments including Office/Industrial Properties, Model Home Properties and Retail Properties. See Note 14. “Segments”.

Customer Concentration. Concentration of credit risk with respect to tenant receivables is limited due to the large number of tenants comprising the Company’s rental revenue. We had one tenant account for 8.0% of total rental income for the year ended December 31, 2021 and one tenant accounted for 6.2% of total rental income for the year ended December 31, 2020.

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

The value allocable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net increase in rental income of approximately $18,000 and $120,000 for the years ended December 31, 2021 and 2020, respectively.

The value of in-place leases and unamortized lease origination costs are amortized to expenses over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third-party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $0.3 million and $0.4 million for years ended December 31, 2021 and 2020, respectively.

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

During the year ended December 31, 2020, the Company determined that an impairment existed in two of its properties (Waterman Plaza and Highland Court) and, as a result, recorded a non-cash asset impairment charge of approximately $1.3 million and $0.4 million, respectively.  During the fourth quarter of 2020, the Company recorded its Highland Court property (“Highland Court”) as held for sale and subsequently entered into a purchase and sale agreement (“PSA”) with an unrelated third-party.  Highland Court had a book value of approximately $10.5 million prior to entering into the PSA. The final selling price as agreed upon in the PSA was approximately $10.2 million. As such, the Company recorded a $0.3 million non-cash impairment in the accompanying condensed consolidated statement of operations at  March 31, 2021. The sale was completed in May 2021.  During the three months ended December 31, 2021, the Company recorded an impairment of 300 N.P. totaling approximately $0.3 million in connection with an updated appraisal.

Intangible Assets.  Intangible assets, including goodwill and lease intangibles, are comprised of finite-lived and indefinite-lived assets. Lease intangibles represents the allocation of a portion of the purchase price of a property acquisition representing the estimated value of in-place leases, unamortized lease origination costs, tenant relationships and land purchase options. Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. Indefinite-lived assets are not amortized. Amortization expense of intangible assets that are not deemed to have an indefinite useful life was approximately $0.2 million, for each of the years ended December 31, 2021 and 2020 and is included in depreciation and amortization in the accompanying consolidated statements of operation.

The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed to exist at December 31, 2021 and 2020.

Depreciation and Amortization. The Company records depreciation and amortization expense using the straight-line method over the useful lives of the respective assets. The costs of buildings are depreciated over estimated useful lives of 39 years, the costs of improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease (which range from 1 to 10 years), the costs associated with acquired tenant intangibles over the remaining lease term and the cost of furniture, fixtures and equipment are depreciated over 4 to 5 years. Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was approximately $5.4 million and $6.3 million, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations.

Cash, Cash Equivalents and Restricted Cash. The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At December 31, 2021, the Company had approximately $7.3 million in deposits in financial institutions that exceeded the federally insurable limits. Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are for payment of property taxes, insurance, leasing costs and capital expenditures. As of December 31, 2021, the Company has approximately $4.7 million of restricted cash.

Accounts Receivables. The Company periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company maintains an allowance for deferred rent receivable that arises from straight lining of rents. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates. As of December 31, 2021 and 2020, the balance of allowance for possible uncollectable tenant receivables included in other assets, net in the accompanying consolidated balance sheets was approximately $70,000 and $70,000, respectively.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third-party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At December 31, 2021 and 2020, the Company had net deferred leasing costs of approximately $1.4 million and $1.9 million, respectively. Total amortization expense for the years ended December 31, 2021 and 2020 was approximately $0.3 million and $0.4 million, respectively.

Deferred Financing Costs. Costs incurred, including legal fees, origination fees, and administrative fees, in connection with debt financing are capitalized as deferred financing costs, are amortized using the straight line method, which approximates the effective interest method, over the contractual term of the respective loans and recorded as an offset to the carrying value of the debt. At December 31, 2021 and 2020, unamortized deferred financing costs related to mortgage notes payable were approximately $0 and $0.2 million. For the years ended December 31, 2021 and 2020, total amortization expense related to the mortgage notes payable deferred financing costs was approximately $0.2 million and $0.9 million, respectively. Amortization of deferred financing costs are included in interest expense in the accompanying consolidated statements of operations.

Deferred Offering Costs. Deferred offering costs represent legal, accounting and other direct costs related to our offerings. As of December 31, 2021, we have incurred an aggregate of $0.1 million in direct costs related to our offering of common and preferred stock in connection with the sponsorship, through our wholly-owned subsidiary Murphy Canyon Acquisition Sponsor, LLC (the “Sponsor”), of a special purpose acquisition company (“SPAC”) initial public offering. These costs were deferred and recorded as a long-term asset at December 31, 2021.  As of  December 31, 2020, we had incurred an aggregate of $0.1 million in direct costs related to our offering of common and preferred stock in connection with the S-3 filed on  December 29, 2020. These costs were deferred and recorded as a long-term asset at  December 31, 2020. Approximately $0.5 million in previously deferred costs were expensed in our Consolidated Statement of Operations upon effectiveness of our IPO in October 2020.

Income Taxes.  We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, for federal income tax purposes.To maintain our qualification as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we maintain our qualification for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to maintain our qualification as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. We are subject to certain state and local income taxes. As of December 31, 2021, we have estimated approximately $18.0 million of Federal net operating loss (NOLs) carryforwards to offset potential future federal tax obligations. We may not generate sufficient taxable income in future periods to be able to realize fully the tax benefits of our NOL carry-forwards.

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

Fair value is defined as the price at which an asset or liability is exchanged between market participants in an orderly transaction at the reporting date. Cash equivalents, mortgage notes receivable, tenant receivable and payables and accrued liabilities all approximate fair value due to their short-term nature. During the year ended December 31, 2021, the Company measured the fair value of two of its real estate properties on a nonrecurring basis using Level 3 inputs. The Company estimated the fair value for the impaired real estate asset held for investment based on an estimated sales price, less estimated costs to sell.  Management believes that the recorded and fair values of notes payable are approximately the carrying value as of December 31, 2021 and 2020.

When available, we utilize quoted market prices from independent third-party sources to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third-party may rely more on models with inputs based on information available only to that independent third-party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources.  As of December 31, 2021 and 2020,our marketable securities presented on the balance sheet were measured at fair value using Level 1 market prices and totaled approximately $1.5 million (cost basis of approximately $1.6 million) and $0.1 million (cost basis of approximately $0.1 million), respectively.  There were no financial liabilities measured at fair value as of  December 31, 2021 and 2020.

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

Income (Loss) per Common Share. Basic income (loss) per common share (Basic EPS) is computed by dividing net income (loss) available to common shareholders (Numerator) by the weighted average number of common shares outstanding (Denominator) during the period. Diluted loss per common share (Diluted EPS) is similar to the c omputation of Basic EPS except that the Denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the Numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net earnings per share.  For the years ended December 31, 2021  and 2020 , the basic and diluted net loss per share are equivalent at  $ (0.46) and  $ (0.85)  per share because the Company had incurred a net loss causing any potentially dilutive securities to be anti-dilutive.

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

3. RECENT REAL ESTATE TRANSACTIONS

Acquisitions during the year ended December 31, 2021

•

On August 17, 2021, the Company, through its 61.3% owned subsidiaries NetREIT Palm Self Storage, LP and NetREIT Highland LLC, acquired a single story newly constructed 10,500 square foot building in Houston, Texas for a purchase price of approximately $4.9 million, in connection with a like-kind exchange transaction pursued under Section 1031 of the Code.  The building is 100% occupied under a 15-year triple net lease, and purchased with all cash.

•

On December 22, 2021, the Company purchased a 31,752 square foot building in Baltimore, Maryland for a purchase price of approximately $8.9 million.  The building is 100% occupied under a five year triple net lease to Johns Hopkins’ University’s Bloomberg School of Public Health, and purchased with all cash.

•

We acquired 18 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2021. The purchase price for the properties was $8.4 million. The purchase price consisted of cash payments of $2.7 million and mortgage notes of $5.7 million.

Acquisitions during the year ended December 31, 2020

•

We acquired 28 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2020. The purchase price for the properties was $10.2 million. The purchase price consisted of cash payments of $3.1 million and mortgage notes of $7.1 million.

Dispositions during the year ended December 31, 2021

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

During year ended December 31, 2021 we disposed of the following properties:

•	Waterman Plaza, which was sold on January 28, 2021, for approximately $3.5 million and the Company recognized a loss of approximately $0.2 million.

•	Garden Gateway, which was sold on February 19, 2021, for approximately $11.2 million and the Company recognized a loss of approximately $1.4 million.

•	Highland Court, which was sold on May 20, 2021, for approximately $10.2 million and the Company recognized a loss of approximately $1.6 million.

•	Executive Office Park, which was sold on May 21, 2021, for approximately $8.1 million and the Company recognized a gain of approximately $2.5 million.

•	During the year ended December 31, 2021, we disposed of 44 model homes for approximately $20.7 million and recognized a gain of approximately $3.2 million.

Dispositions during the year ended December 31, 2020

During year ended  December 31, 2020 we disposed of the following properties:

•	Centennial Tech Center, which was sold on February 5, 2020 for approximately $15.0 million and the Company recognized a loss of approximately $913,000.

•	Union Terrace, which was sold on March 13, 2020 for approximately $11.3 million and the Company recognized a gain of approximately $688,000.

•	One of four Executive Office Park buildings, which was sold on December 2, 2020 for approximately $2.3 million and the Company recognized a loss of approximately $75,000.

•	During the year ended December 31, 2020, we disposed of 46 model homes for approximately $18.1 million and recognized a gain of approximately $1.6 million.

4.  REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, retail, and NNN leased model home properties located primarily in Southern California and Colorado, with four properties located in North Dakota. Our model home properties are located in four states. As of December 31, 2021, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial buildings (“Office/Industrial Properties”) which total approximately rentable 757,578 square feet;

•	Four retail shopping centers (“Retail Properties”) which total approximately 121,052 rentable square feet;

•

92 homes owned by our affiliated limited partnerships and one corporation (“Model Homes” or “Model Home Properties”) leased back on a triple-net basis to homebuilders that are owned by six affiliated limited partnerships and one wholly-owned corporation.

The Company’s real estate assets consisted of the following as of December 31, 2021 and 2020:

	Date		Real estate assets, net
Property Name	Acquired	Location	2021	2020
Garden Gateway Plaza (1)	March 2007	Colorado Springs, CO	$—	$11,464,531
World Plaza (2)	September 2007	San Bernardino, CA	9,272,213	9,272,213
Executive Office Park (1)	July 2008	Colorado Springs, CO	—	5,105,831
Waterman Plaza (1)	August 2008	San Bernardino, CA	—	3,500,002
Genesis Plaza (3)	August 2010	San Diego, CA	8,310,803	8,651,177
Dakota Center	May 2011	Fargo, ND	8,607,360	8,597,493
Grand Pacific Center (6)	March 2014	Bismarck, ND	5,457,447	5,683,823
Arapahoe Center	December 2014	Centennial, CO	8,821,278	9,233,078
Union Town Center	December 2014	Colorado Springs, CO	9,169,387	9,344,563
West Fargo Industrial	August 2015	Fargo, ND	7,025,325	7,061,122
300 N.P.	August 2015	Fargo, ND	2,929,563	3,279,522
Research Parkway	August 2015	Colorado Springs, CO	2,375,943	2,438,594
One Park Center	August 2015	Westminster, CO	7,992,420	8,586,309
Highland Court (1)(4)	August 2015	Centennial, CO	—	10,500,001
Shea Center II	December 2015	Highlands Ranch, CO	20,246,645	21,026,112
Mandolin (4)	August 2021	Houston, TX	4,875,696	—
Baltimore	December 2021	Baltimore, MD	8,891,810	—
Presidio Property Trust, Inc. properties			103,975,890	123,744,371
Model Home properties (5)	2014 - 2021	AZ, FL, IL, PA, TX, WI	34,089,046	42,509,596
Total real estate assets and lease intangibles, net			$138,064,936	$166,253,967

(1)	This property was sold during the year ended December 31, 2021.
(2)	This property is held for sale as of December 31, 2021.
(3)	Genesis Plaza is owned by two tenants-in-common, each of which own 57% and 43%, respectively, and we beneficially own an aggregate of 76.4%, based on our ownership percentages of each tenant-in-common.
(4)	A portion of the proceeds from the sale of Highland Court were used in like-kind exchange transactions pursued under Section 1031 of the Code for the acquisition of our Mandolin property. Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.
(5)	Includes six Model Homes listed as held for sale as of December 31, 2021.
(6)	Property was listed as held for sale in February 2022.

The Company’s commercial properties are leased to tenants under non-cancelable operating leases for which terms and expirations vary.  Future minimum rental revenues under existing leases on Office/Industrial and Retail Properties as of December 31, 2021 are expected to be as follows:

2022	$3,362,188
2023	1,990,408
2024	1,136,825
2025	1,210,653
2026	2,218,671
Thereafter	1,540,799
Totals	$11,459,544

The Company generally rents Model Home Properties to homebuilders under non-cancelable lease agreements with a term of 18 months with an option to extend in six months increments. Future minimum rental revenues under existing leases on Model Home Properties as of December 31, 2021 are expected to be as follows:

2022	$2,121,864
2023	540,504
$2,662,368

5. LEASE INTANGIBLES

Lease intangibles consist of the following:

	December 31, 2021			December 31, 2020
	Lease	Accumulated	Lease	Lease	Accumulated	Lease
	Intangibles	Amortization	Intangibles, net	Intangibles	Amortization	Intangibles, net
In-place leases	$2,515,264	$(2,353,782)	$161,482	$3,136,587	$(2,757,530)	$379,057
Leasing costs	1,261,390	(1,165,701)	95,689	1,730,656	(1,510,559)	220,097
Above-market leases	333,485	(333,485)	—	333,485	(291,421)	42,064
	$4,110,139	$(3,852,968)	$257,171	$5,200,728	$(4,559,510)	$641,218

As of December 31, 2021 and 2020, gross lease intangible assets of $0.0 million and $1.1 million, respectively, were included in real estate assets held for sale. As of December 31, 2021 and 2020, accumulated amortization related to the lease intangible assets of $0.0 million and $1.1 million, respectively, were included in real estate assets held for sale.

The net value of acquired intangible liabilities was approximately $73,000 and $139,000 relating to below-market leases as of December 31, 2021 and 2020, respectively.

Aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

2022	$202,342
2023	17,526
2024	17,526
2025	15,670
2025	4,107
Thereafter	—
Total	$257,171

The weighted average amortization period for the intangible assets as of December 31, 2021 was approximately 1.35 years. Lease intangible assets are amortized over the term of the related lease and included as a reduction of rental income in the Statement of Operations.

6. OTHER ASSETS

Other assets consist of the following:

	December 31,	December 31,
	2021	2020
Deferred rent receivable	$1,660,197	$1,912,048
Prepaid expenses, deposits and other	473,554	215,946
Investment in marketable securities, at fair value	1,514,483	83,241
Accounts receivable, net	401,927	541,885
Right-of-use assets, net	74,643	102,144
Other intangibles, net	82,483	142,483
Notes receivable	316,374	316,374
Deferred offering costs	134,843	108,660
Total other assets	$4,658,504	$3,422,781

Periodically, the Company may sell an option in the marketable securities it holds to unrelated third parties for the right to purchase certain securities held within its investment portfolios (“covered call options”). These option transactions are designed primarily to increase the total return associated with holding the related securities as earning assets by using fee income generated from these options. These transactions are not designated as hedging relationships pursuant to accounting guidance ASC 815 and, accordingly, changes in fair values of these contracts, are reported in other non-interest income.  There are several risks associated with transactions in options on securities. For example, there are significant differences between the securities and options markets that could result in an imperfect correlation between these markets, causing a given transaction not to achieve its objectives. A transaction in options or securities may be unsuccessful to some degree because of market behavior or unexpected events. When we write a covered call option, we forgo, during the option’s life, the opportunity to profit from increases in the market value of the security covering the call option above the sum of the premium and the strike price of the call, but retain the risk of loss should the price of the underlying security decline. The writer of an option has no control over the time when it may be required to fulfill its obligation before the sold option expires, and once an option writer has received an exercise notice, it must deliver the underlying security in exchange for the strike price.

As of December 31, 2021, we owned common shares of 19 different publicly traded REITs and an immaterial amount of covered call options in 10 of those same REITs.  The gross fair market value on our publicly traded REIT securities was $1,522,137, with covered call options totaling $2,254.  As of December 31, 2021, the net fair value of our publicly traded REIT securities was $1,514,483 based on the December 31, 2021 closing price.  As of December 31, 2020, we owned common shares and options of two different publicly traded REITs and a money market account with a closing market value of approximately $83,000.  These shares are presented at fair value as “marketable securities” on our consolidated balance sheets and the gains and losses resulting from the mark-to-market of these securities are recognized in current period earnings.

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consisted of the following:

	Principal as of
	December 31,	December 31,	Loan	Interest
Mortgage note property	2021	2020	Type	Rate (1)	Maturity
Waterman Plaza (2)	$—	$3,207,952	Variable	—	—
World Plaza (3) (4)	—	5,802,568	Variable	—	—
Garden Gateway Plaza (2)	—	5,861,523	Fixed	—	—
300 N.P. (8)	2,232,923	2,273,478	Fixed	4.95%	6/11/2022
Highland Court (2)	—	6,274,815	Fixed	3.82%	—
Dakota Center	9,677,108	9,900,279	Fixed	4.74%	7/6/2024
Research Parkway	1,705,438	1,760,432	Fixed	3.94%	1/5/2025
Arapahoe Service Center	7,770,887	7,932,255	Fixed	4.34%	1/5/2025
Union Town Center	8,173,568	8,315,550	Fixed	4.28%	1/5/2025
One Park Centre	6,276,849	6,385,166	Fixed	4.77%	9/5/2025
Genesis Plaza	6,168,604	6,276,273	Fixed	4.71%	9/6/2025
Shea Center II	17,494,527	17,727,500	Fixed	4.92%	1/5/2026
Executive Office Park (2)	—	2,985,998	Fixed	4.83%	6/1/2027
West Fargo Industrial	4,148,405	4,262,718	Fixed	3.27%	8/5/2029
Grand Pacific Center (5) (7)	3,619,695	3,738,142	Fixed	4.02%	8/1/2037
Subtotal, Presidio Property Trust, Inc. Properties	$67,268,004	$92,704,649
Model Home mortgage notes (3)	22,154,128	28,083,356	Fixed	(6)	2022 - 2024
Mortgage Notes Payable	$89,422,132	$120,788,005
Unamortized loan costs	(562,300)	(758,309)
Mortgage Notes Payable, net	$88,859,832	$120,029,696

(1)	Interest rates as of December 31, 2021.
(2)	Waterman Plaza and Garden Gateway Plaza were sold during the first quarter of 2021, while Highland Court and Executive Office Park were sold in the second quarter of 2021.
(3)	Properties held for sale as of December 31, 2021. Five model homes were included as held for sale.
(4)	During June 2021, this loan was paid in full with cash from the sale of other properties and excess cash on hand.
(5)	Interest rate is subject to reset on September 1, 2023.
(6)	Each Model Home has a stand-alone mortgage note at interest rates ranging from 2.5% to 4.33% at December 31, 2021.
(7)	Property was listed as held for sale in February 2022.
(8)	The mortgage note payable for 300 N.P. is an amortizing loan with a balloon payment of $2.2 million due at maturity, on June 11, 2022, and is no longer subject to defeasance or yield maintenance. The Company expects to pay this note in full at or before maturity with proceeds from property sales, property financing and other available cash on hand.

The Company is in compliance with all material conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable are as follows:

	Commercial	Model
	Properties	Homes	Total Principal
Years ending December 31:	Notes Payable	Notes Payable	Payments
2022	3,577,700	8,633,455	$12,211,155
2023	1,406,466	4,376,107	5,782,573
2024	10,379,660	9,144,566	19,524,226
2025	28,782,401	—	28,782,401
2025	16,644,046	—	16,644,046
Thereafter	6,477,731	—	6,477,731
Total	$67,268,004	$22,154,128	$89,422,132

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

On  April 30, 2020, the Company received a Paycheck Protection Program ("PPP") loan of $0.5 million from the SBA to provide additional economic relief during the COVID-19 pandemic. The PPP loan, less the $10,000 related to the EIDL received on April 22, 2020, was forgiven by the SBA prior to December 31, 2020, and the remaining $10,000 was fully forgiven in January 2021, upon repeal of the EIDL holdback requirements. On  June 5, 2020, the period in which the loan could be utilized was extended to 24 weeks. The unforgiven portion of the PPP loan was recorded in accounts payable and accrued liabilities on the Consolidated Balance Sheet as of  December 31, 2020.  During the quarter ended March 31, 2021, the forgiven amount totaling $10,000 was recorded as a gain on extinguishment of debt in the Consolidated Statement of Operations.  We have used the funds received from the PPP loan to cover payroll related costs.

On  April 1, 2021, our wholly-subsidiary, Dubose Model Homes Investors #203 LP ("DMH 203"), issued an unsecured promissory note with LGD Investments Ltd ("LGD") for $330,000 with an interest rate of 4% per annum and a maturity date of  April 30, 2022.  LGD Investments is owned and controlled by one of our directors at the time, Larry Dubose.  During April and May 2021, DMH 203 paid LGD $2,200 in interest related to the promissory note.  On June 1, 2021, the Company assumed the promissory note from LGD a face value for $330,000 with no other changes in the terms of the note.  The note payable and note receivable, including interest expense and interest income related to this promissory note during June 2021 were eliminated through consolidation.  There are no future plans to issue additional promissory notes to LGD.

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

On December 20, 2021, we issued a promissory note to our majority owned subsidiary PPT Baltimore for the acquisition of the Baltimore property in Baltimore, MD, for $5.65 million with an interest rate of 4.5% per annum and a maturity date of December 20, 2022.   This note payable and note receivable, including interest expense and interest income related to this promissory note, are eliminated through consolidation on our financial statements.

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

Financial Markets.  The Company monitors concerns over economic recession, the COVID-19 pandemic, interest rate increases, policy priorities of the U.S. presidential administration, trade wars, labor shortages, or inflation may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the SWIFT system, and have threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is unknown. We have not currently experienced a direct material impact to our Company or operations; however, we will continue to monitor the financial markets for events that could impact our commercial real estate properties.

Sponsorship of Special Purpose Acquisition Company.  On January 7, 2022, we announced our sponsorship, through our wholly-owned subsidiary, Murphy Canyon Acquisition Sponsor, LLC (the “Sponsor”), of a special purpose acquisition company (“SPAC”) initial public offering. The SPAC raised $132,250,000 in capital investment to acquire businesses in the real estate industry, including construction, homebuilding, real estate owners and operators, arrangers of financing, insurance, and other services for real estate, and adjacent businesses and technologies targeting the real estate space, which we may refer to as “Proptech” businesses. We, through our wholly-owned subsidiary, owned approximately 19% of the issued and outstanding stock in the entity upon the initial public offering being declared effective and consummated (excluding the private placement units described below), and that following the completion of its initial business combination that the SPAC will operate as a separately managed, publicly traded entity. The SPAC offered $132,250,000 units, with each unit consisting of one share of common stock and three-quarters of one redeemable warrant.

The Sponsor purchased an aggregate of 828,750 units (the “placement units”) of the SPAC at a price of $10.00 per unit, for an aggregate purchase price of $8,287,500. The placement units were sold in a private placement that closed simultaneously with the closing of the SPAC initial public offering. The Sponsor has agreed to transfer an aggregate of 45,000 placement units (15,000 each) to each of Murphy Canyon’s independent directors.

The SPAC's ability to complete a business combination may be extended in additional increments of three months up to a total of six (6) additional months from the closing date of the offering, subject to the payment into the Trust Account by the Sponsor (or its designees or affiliates) of the sum of $1,322,500, representing the sum of $0.10 per share of Common Stock sold to Public Stockholders, and which extension payments, if any, shall be added to the Trust Account.  The Company has committed to provide additional funds if need to make such a deposit for the extension.

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

The Company evaluated the accounting guidance in ASC 480 regarding the classification of the Series D Preferred Stock as equity or a liability and determined that it should be classified as permanent equity.  On June 24, 2021, the Board of Directors of the Company declared the first dividend on its Series D Preferred Stock for the initial period from the issue date of June 15, 2021 to June 30, 2021.  In accordance with the terms of the Series D Preferred Stock, the Series D monthly dividend has been approved by the Board of Directors through December 2021 in the amount of $0.10417 per share payable on the 15th of every month to stockholders of record of Series D Preferred Stock as of the last day of the prior month.  Total dividends paid to holders of Series D Preferred Stock as of  December 31, 2021 was approximately $1.0 million.

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

The Company evaluated the accounting guidance in ASC 480 and ASC 815 regarding the classification of the Pre-Funded Warrant, Common Stock Warrants, and Placement Agent Warrants as equity or a liability and determined that it should be classified as permanent equity.  As of December 31, 2021, none of the Common Stock Warrants and Placement Agent Warrants have been exercised.

Stock Repurchase Program.  On September 17, 2021, the Board of Directors authorized a stock repurchase program of up to $10 million outstanding shares of our Series A Common Stock.  During September 2021, the Company was able to purchase 18,133 shares at an average price of $3.73692 per share, plus commission of $0.035 per share, for a total cost of $68,396.  During December 2021, the Company was able to purchase 11,588 shares at an average price of $3.6097 per share, plus commission of $0.035 per share, for a total cost of $42,235.  These shares will be treated as unissued in accordance with Maryland law and shown as a reduction of stockholders' equity at cost.  While we will continue to pursue value creating investments, the Board believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to shareholders through a repurchase program is an attractive use of capital currently.

Cash Dividends. For the year ended December 31, 2021, the Company declared and paid cash dividends of approximately $4.5 million. For the year ended  December 31, 2020 the Company declared and paid  $1.1 million.  The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the years ended December 31, 2021 and 2020.  The Company intends to continue to pay dividends to our common stockholders on a quarterly basis, and on a monthly basis to holders of our Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future dividends.

Series A Common Stock

Month	2021	2020
	Cash Dividend	Cash Dividend
March 31	$0.101	$—
June 30	0.102	—
September 30	0.103	—
December 31	0.104	0.100
Total	$0.410	$0.100

Series D Preferred Stock

Month	2021	2020
	Distributions Declared	Distributions Declared
January	$—	$—
February	—	—
March	—	—
April	—	—
May	—	—
June	0.10417	—
July	0.19531	—
August	0.19531	—
September	0.19531	—
October	0.19531	—
November	0.19531	—
December 31	0.19531	—
Total	$1.27603	—

Partnership Interests. Through the Company, its subsidiaries, and its partnerships, we own 13  commercial properties in fee interest, two of which we own partial interests in through our holdings in various affiliates in which we serve as general partner, member and/or manager. Each of the limited partnerships is referred to as a “DownREIT.” In each DownREIT, we have the right, through put and call options, to require our co-investors to exchange their interests for shares of our Common Stock at a stated price after a defined period (generally five years from the date they first invested in the entity’s real property), the occurrence of a specified event or a combination thereof. The Company is a limited partner in five partnerships and sole stockholder in one corporation, which entities purchase and leaseback model homes from homebuilders.

Dividend Reinvestment Plan. The Company adopted a distribution reinvestment plan (the “DRIP”) that allowed stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of the Company’s Common Stock. The Company registered 3,000,000 shares of Common Stock pursuant to the DRIP. The purchase price per share used in the past was 95% of the price the Company sold its shares, or $19.00 per share. No sales commission or dealer manager fees were paid on shares sold through the DRIP. The Company may amend, suspend or terminate the DRIP at any time. Any such amendment, suspension or termination is effective upon a designated dividend record date and notice of such amendment, suspension or termination is sent to all participants at least thirty (30) days prior to such record date. The DRIP became effective on January 23, 2012, was suspended on December 7, 2018 and adopted on October 6, 2020 in connection with our IPO, and updated to reflect a change in transfer agent and registrar. As of December 31, 2021, approximately $17.4 million or approximately 917,074 shares of Common Stock have been issued under the DRIP. No shares were issued under the DRIP during the years ended December 31, 2021 and 2020.

11. SHARE-BASED INCENTIVE PLAN

The Company maintains a restricted stock incentive plan for the purpose of attracting and retaining officers, employees, and non-employee board members. Share awards generally vest in equal annual installments over a three to ten year period from date of issuance. Non-vested shares have voting rights and are eligible for any dividends paid to common shares. The Company recognized compensation cost for these fixed awards over the service vesting period, which represents the requisite service period, using the straight-line method. Prior to our IPO, the value of non-vested shares was calculated based on the offering price of the shares in the most recent private placement offering of $20.00, adjusted for stock dividends since granted and assumed selling costs, which management believed approximated fair market value as of the date of grant. Upon our IPO, the value of non-vested shares granted is typically calculated based on the closing price of our common stock on the date of the grant.

A summary of the activity for the Company’s restricted stock was as follows:

Outstanding shares:	Common Shares

Balance at December 31, 2020	126,190
Granted	320,096
Forfeited	(29,737)
Vested	(121,078)
Balance at December 31, 2021	295,471

The non-vested restricted shares outstanding as of December 31, 2021 will vest over the next one to six years.

Share-based compensation expense for the years ended December 31, 2021 and 2020 was approximately $1.6 million and $1.1 million, respectively.  As of December 31, 2021 and December 31, 2020, future unrecognized stock compensation related to unvested shares totaled approximately $1.6 million and $1.2 million, respectively.

12. SEGMENTS

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

The following tables reconcile the Company’s segment activity to its results of operations and financial position as of and for the years ended December 31, 2021 and 2020, respectively.

	For the Year Ended December 31,
	2021	2020
Office/Industrial Properties:
Rental, fees and other income	$13,161,268	$17,128,687
Property and related expenses	(5,769,843)	(7,977,561)
Net operating income, as defined	7,391,425	9,151,126
Model Home Properties:
Rental, fees and other income	3,211,149	4,251,980
Property and related expenses	(129,389)	(202,667)
Net operating income, as defined	3,081,760	4,049,313
Retail Properties:
Rental, fees and other income	3,023,316	2,971,125
Property and related expenses	(1,056,581)	(2,368,906)
Net operating (loss) income, as defined	1,966,735	602,219
Reconciliation to net loss:
Total net operating income, as defined, for reportable segments	12,439,920	13,802,658
General and administrative expenses	(6,225,510)	(5,751,754)
Depreciation and amortization	(5,397,498)	(6,274,321)
Interest expense	(4,822,085)	(8,813,067)
Deferred offering costs	—	(530,639)
Gain on extinguishment of government debt	10,000	451,785
Other income (expense), net	(3,417)	(20,636)
Income tax expense	47,620	(370,884)
Gain on sale of real estate	2,487,528	1,245,460
Net loss	$(1,463,442)	$(6,261,398)

	December 31,	December 31,
Assets by Reportable Segment:	2021	2020
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$78,240,086	$99,120,649
Total assets (2)	$76,453,436	$100,046,782
Model Home Properties:
Land, buildings and improvements, net (1)	$34,089,046	$42,509,596
Total assets (2)	$31,047,202	$42,246,022
Retail Properties:
Land, buildings and improvements, net (1)	$25,693,239	$24,555,371
Total assets (2)	$27,579,469	$26,108,109
Reconciliation to Total Assets:
Total assets for reportable segments	$135,080,107	$168,400,913
Other unallocated assets:
Cash, cash equivalents and restricted cash	6,738,345	2,149,088
Other assets, net	19,378,311	15,018,615
Total Assets	$161,196,763	$185,568,616

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.
(2)	Includes land, buildings and improvements, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	For the Year Ended December 31,
Capital Expenditures by Reportable Segment	2021	2020
Office/Industrial Properties:
Acquisition of operating properties	$8,891,810	$—
Capital expenditures and tenant improvements	1,513,362	2,825,169
Model Home Properties:
Acquisition of operating properties	8,426,750	10,161,613
Retail Properties:
Acquisition of operating properties	4,906,266	—
Capital expenditures and tenant improvements	83,824	9,205
Totals:
Acquisition of operating properties, net	22,224,826	10,161,613
Capital expenditures and tenant improvements	1,597,186	2,834,373
Total real estate investments	$23,822,012	$12,995,986

13. SUBSEQUENT EVENTS

Sponsorship of Special Purpose Acquisition Company

On January 7, 2022, we announced our sponsorship, through our wholly-owned subsidiary, Murphy Canyon Acquisition Sponsor, LLC (the “Sponsor”), of a special purpose acquisition company (“SPAC”) initial public offering. The registration statement and prospectus relating to the initial public offering (“IPO”) of the SPAC, Murphy Canyon Acquisition Corp. (“Murphy Canyon”), was declared effective by the Securities and Exchange Commission (the “SEC”) on February 2, 2022 and SPAC units, consisting of one share of Class A common stock, par value $0.0001 per share, of Murphy Canyon and one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of common stock at a price of $11.50 per share, began trading on the Nasdaq Global Market on February 3, 2022.  Once the securities comprising the units begin separate trading, the common stock and the warrants are expected to be traded on the Nasdaq Global Market under the symbols “MURF” and “MURFW,” respectively. The Murphy Canyon IPO closed on February 7, 2022, raising gross proceeds for Murphy Canyon of $132,250,000, including the exercise in full by the underwriters of their over-allotment option. In connection with the IPO, we purchased, through the Sponsor, 754,000 placement units (the “placement units”) at a price of $10.00 per unit, for an aggregate purchase price of $7,540,000.  The Sponsor has agreed to transfer an aggregate of 45,000 placement units (15,000 each) to each of Murphy Canyon’s independent directors.

Immediately following the IPO, Murphy Canyon began to evaluate acquisition candidates in the real estate industry, including construction, homebuilding, real estate owners and operators, arrangers of financing, insurance, and other services for real estate, and adjacent businesses and technologies targeting the real estate space with an aggregate combined enterprise value of approximately $300 million to $1.2 billion. Murphy Canyon’s goal is to complete its initial business combination (“IBC”) within one year of its IPO.  We expect Murphy Canyon to operate as a separately managed, publicly traded entity following the completion of the IBC, or “De-SPAC”.

The $7,540,000 to purchase the placement units was funded with the use of our unrestricted cash on hand, which totaled approximately $10 million as of December 31, 2021.  The Company is currently evaluating the consolidation treatment for our investment in the SPAC after the IPO on February 7, 2022.  While we have not concluded our review it is possible that we will continue to consolidate Murphy Canyon into the Company’s financial statements after its IPO.  If we ultimately consolidate Murphy Canyon into our financial statements, they would include approximately $134 million in restricted cash held in trust.

Warrant Dividend

We set a record date of January 14, 2022 with respect to the distribution of five-year listed warrants (the “Series A Warrants”).  The Series A Warrants and the shares of common stock issuable upon the exercise of the Series A Warrants were registered on a registration statement that was filed with the SEC and was declared effective January 21, 2022.  The Series A Warrants commenced trading on the Nasdaq Capital Market under the symbol “SQFTW” on January 24, 2022 and were distributed on that date to persons who held shares of common stock and existing outstanding warrants as of the January 14, 2022 record date, or who acquired shares of common stock in the market following the record date, and who continued to hold such shares at the close of trading on January 21, 2022.  The Series A Warrants give the holder the right to purchase one share of common stock at $7.00 per share, for a period of five years. Should warrantholders not exercise the Series A Warrants during that holding period, the Series A Warrants will automatically convert to 1/10 of a common share at expiration, rounded down to the nearest number of whole shares.

During January, February and March 2022, the Company has continued to announce and pay the monthly dividend on its 9.375% Series D Cumulative Redeemable Perpetual Preferred Stock in the amount of $0.19531 per share for each month, respectively.

On March 1, 2022, the Company announced that its Board of Directors has declared a cash dividend of $0.105 per share on its Series A Common Stock for the first quarter of 2022.  The dividend will be payable on March 28, 2022, to all stockholders of record as of the close of business on March 16, 2022.

In February 2022, the Company listed our property in Bismarck, ND, Grand Pacific Center, for sale at approximately $7.5 million.  As of December 31, 2021, Grand Pacific Center had a book value of approximately $5.5 million.

On March 11, 2022, the Company completed the sale our property World Plaza, located in San Bernardino, CA, for $10 million to an unrelated third party.

On March 28, 2022, Larry Dubose notified the Company that he is resigning from his positions with NetREIT Advisors, LLC and Dubose Advisors, LLC in 2022 and will not stand for re-election at the Annual Meeting, due to his other professional commitments and demands on his time. However, he will continue to remain an employee of our model home division.

Presidio Property Trust, Inc. and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation and Amortization – as of December 31, 2021

All amounts are in thousands		Initial Cost				Total Cost			(1)
Property Name/ Location	Encumbrances	Land Cost	Building & Improvements	Acquisition Price	Capitalized Improvements	Land Cost	Building & Improvements	Total Cost	Accumulated Depreciation & Amortization	Reserve for Impairment	NBV Real Estate	Date Acquired	Year Built / Renovated
Genesis Plaza, San Diego, CA	$6,169	$1,400	$8,600	$10,000	$2,661	$1,400	$11,261	$12,661	$4,350	$—	$8,311	08/10	1989
Dakota Center, Fargo, ND	9,677	832	8,743	9,575	2,876	832	11,619	12,451	3,844	—	8,607	05/11	1982
Grand Pacific Center, Bismarck, ND (3)	3,620	413	4,926	5,339	2,124	413	7,050	7,463	2,006	—	5,457	03/14	1976
Arapahoe Center, Centennial, CO	7,771	1,420	10,430	11,850	592	1,420	11,022	12,442	3,621	—	8,821	12/14	2000
West Fargo Industrial, Fargo, ND	4,148	1,693	6,207	7,900	351	1,693	6,558	8,251	1,226	—	7,025	08/15	1998/2005
300 N.P., Fargo, ND	2,233	135	3,715	3,850	273	135	3,988	4,123	885	308	2,930	08/15	1922
One Park Centre, Westminster, CO	6,277	1,206	7,944	9,150	1,398	1,206	9,342	10,548	2,555	—	7,992	08/15	1983
Shea Center II, Highlands Ranch, CO	17,495	2,214	23,747	25,961	2,281	2,214	26,028	28,241	7,995	—	20,247	12/15	2000
Baltimore, Baltimore, MD	—	2,668	6,224	8,892	0	2,668	6,224	8,892	—		8,892	12/20	2006
Total Office/ Industrial properties	57,389	11,981	80,536	92,517	12,556	11,981	93,092	105,073	26,482	308	78,283

World Plaza , San Bernardino, CA (2)	—	1,698	6,232	7,930	4,289	1,698	10,521	12,219	2,246	700	9,272	09/07	1974
Union Town Center, Colorado Springs, CO	8,174	1,750	9,462	11,212	67	1,750	9,529	11,279	2,110	—	9,169	12/14	2003
Research Parkway, Colorado Springs, CO	1,705	408	2,442	2,850	(50)	408	2,392	2,799	424	—	2,376	08/16	2003
Mandolin, Houston, TX	—	1,330	3,562	4,892	15	1,330	3,577	4,906	31	—	4,876	08/21	2021
Total Retail properties	9,879	5,186	21,698	26,884	4,320	5,186	26,018	31,203	4,810	700	25,693

Model Homes-DMH LP #202	822	235	1,435	1,670	—	235	1,435	1,670	141	—	1,529	2017-2018	2017-2018
Model Homes-DMH LP #203	3,273	1,080	4,697	5,777	—	1,080	4,697	5,777	412	—	5,365	2016-2019	2016-2019
Model Homes-DMH LP #204	2,810	980	4,903	5,883	—	980	4,903	5,883	361	—	5,522	2018-2020	2018-2020
Model Homes-DMH LP #205	4,207	1,260	5,223	6,482	—	1,260	5,223	6,482	280	—	6,202	2019-2020	2019-2020
Model Homes-DMH LP #206	2,097	392	2,740	3,132	—	392	2,740	3,132	75	—	3,057	2020-2021	2020-2021
Model Homes-NMH Inc.	8,945	1,881	10,920	12,801	—	1,881	10,920	12,801	388	—	12,413	2017-2021	2017-2021
Total Model Home properties	22,154	5,828	29,917	35,746	—	5,828	29,917	35,746	1,657	—	34,089
											-
CONSOLIDATED TOTALS:	$89,422	$22,995	$132,151	$155,146	$16,876	$22,995	$149,028	$172,022	$32,949	$1,008	$138,065

(1)     Depreciation is computed on a straight-line basis using useful lives up to 39 years.

(2)     Property held for sale as of December 31, 2021.

(3)     Property was listed as held for sale in February 2022.

Presidio Property Trust, Inc. and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation and Amortization (continued) – as of December 31, 2021

	For the Year Ended December 31,
	2021	2020
Real estate
Balance at the beginning of the year	$208,641,166	$244,320,582
Acquisitions	22,224,826	10,161,613
Improvements	1,598,105	2,834,367
Impairments	(608,000)	(1,730,851)
Dispositions of real estate	(60,842,404)	(46,944,545)
Balance at the end of the year	$171,013,693	$208,641,166
Accumulated depreciation and amortization
Balance at the beginning of the year	$(42,387,199)	$(44,113,962)
Depreciation and amortization expense	(5,029,579)	(5,938,958)
Dispositions of real estate	14,468,021	7,665,721
Balance at the end of the year	$(32,948,757)	$(42,387,199)

Real estate assets, net	$138,064,936	$166,253,967