Form 10-Q
period 2022-03-31
Presidio Property Trust, Inc.
filed 2022-05-16
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(Address of principal executive offices)

(760) 471-8536

(Registrant’s telephone number, including area code)

Title of each class of registered securities	Trading Symbol(s)	Name of each exchange on which registered
Series A Common Stock,	SQFT	The Nasdaq Stock Market LLC
$0.01 par value per share

9.375% Series D Cumulative Redeemable Perpetual Preferred Stock,	SQFTP	The Nasdaq Stock Market LLC
$0.01 par value per share

Series A Common Stock Purchase Warrants to	SQFTW	The Nasdaq Stock Market LLC
Purchase Shares of Common Stock

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

At May 13, 2022, registrant had issued and outstanding 12,364,289 shares of its Series A Common Stock, $0.01 par value per share.

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

•

failure by any major tenant (or a substantial number of tenants) to make rental payments to us because of a deterioration of their financial condition, an early termination of their lease, a non-renewal of their lease, or a renewal of their lease on terms less favorable to us;

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

•	our reliance on third-party property managers to manage a substantial number of our properties, brokers and/or agents to lease our properties;

•	decrease in supply and/or demand for single family homes, inability to acquire additional model homes, and increased competition to buy such properties;

•	terrorist attacks or actions and/or risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions;

•	failure to continue to qualify as a REIT;

•	adverse results of any legal proceedings;

•	changes in laws, rules and regulations affecting our business; and

•	the other risks and uncertainties discussed in Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 30, 2022.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$18,065,246	$21,136,379
Buildings and improvements	114,976,059	119,224,375
Tenant improvements	11,884,924	12,752,518
Lease intangibles	4,110,139	4,110,139
Real estate assets and lease intangibles held for investment, cost	149,036,368	157,223,411
Accumulated depreciation and amortization	(29,468,491)	(30,589,969)
Real estate assets and lease intangibles held for investment, net	119,567,877	126,633,442
Real estate assets held for sale, net	7,282,326	11,431,494
Real estate assets, net	126,850,203	138,064,936
Cash, cash equivalents and restricted cash	22,494,595	14,702,089
Deferred leasing costs, net	1,115,295	1,348,234
Goodwill	2,423,000	2,423,000
Other assets, net	3,992,267	4,658,504
Investments held in Trust (see Notes 2 & 11)	134,905,182	—
TOTAL ASSETS	$291,780,542	$161,196,763
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$88,658,485	$87,324,319
Mortgage notes payable related to properties held for sale, net	4,180,971	1,535,513
Mortgage notes payable, total net	92,839,456	88,859,832
Note payable, net	—	—
Accounts payable and accrued liabilities	3,480,915	4,569,537
Accounts payable and accrued liabilities of SPAC (see Notes 2 & 11)	4,703,232	15,499
Accrued real estate taxes	1,405,957	1,940,913
Dividends payable preferred stock	179,685	179,685
Lease liability, net	68,573	75,547
Below-market leases, net	59,407	73,130
Total liabilities	102,737,225	95,714,143
Commitments and contingencies (Note 9 & 11)
SPAC Class A common stock subject to possible redemption; 13,225,000 shares (at $10.20 per share), net of issuance cost of $6.4 million	128,534,952	—
Equity:
Series D Preferred Stock, $0.01 par value per share; 1,000,000 shares authorized; 920,000 shares issued and outstanding (liquidation preference $25.00 per share) as of March 31, 2022 and December 31, 2021, respectively	9,200	9,200
Series A Common Stock, $0.01 par value per share, shares authorized: 100,000,000; 11,795,970 shares and 11,599,720 shares were issued and outstanding at March 31, 2022 and December 31, 2021, respectively	117,960	115,997
Additional paid-in capital	183,231,322	186,492,012
Dividends and accumulated losses	(133,613,228)	(130,947,434)
Total stockholders' equity before noncontrolling interest	49,745,254	55,669,775
Noncontrolling interest	10,763,111	9,812,845
Total equity	60,508,365	65,482,620
TOTAL LIABILITIES AND EQUITY	$291,780,542	$161,196,763

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenues:
Rental income	$4,452,318	$5,477,223
Fees and other income	120,823	191,531
Total revenue	4,573,141	5,668,754
Costs and expenses:
Rental operating costs	1,583,473	1,838,923
General and administrative	1,583,691	1,537,265
Depreciation and amortization	1,339,225	1,428,934
Impairment of real estate assets	—	300,000
Total costs and expenses	4,506,389	5,105,122
Other income (expense):
Interest expense-mortgage notes	(1,017,713)	(1,305,021)
Interest expense - note payable	—	(279,373)
Interest and other (expense), net	73,605	(32,785)
Gain on sales of real estate, net	1,522,785	(1,161,328)
Gain on extinguishment of government debt	—	10,000
Income tax expense	(265,239)	(50,199)
Total other income (expense), net	313,438	(2,818,706)
Net income (loss)	380,190	(2,255,074)
Less: Income attributable to noncontrolling interests	(1,208,676)	(406,608)
Net loss attributable to Presidio Property Trust, Inc. stockholders	$(828,486)	$(2,661,682)
Less: Preferred Stock Series D dividends	(539,056)	—
Less: Series A Warrant dividend	(2,456,512)	—
Net loss attributable to Presidio Property Trust, Inc. common stockholders	$(3,824,053)	$(2,661,682)

Net loss per share attributable to Presidio Property Trust, Inc. common stockholders:
Basic & Diluted	$(0.32)	$(0.28)

Weighted average number of common shares outstanding - basic & diluted	11,773,649	9,508,363

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended and March 31, 2022 and 2021

(Unaudited)

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2021	920,000	$9,200	11,599,720	$115,997	$186,492,012	$(130,947,434)	$55,669,775	$9,812,845	$65,482,620
Net income	—	—	—	—	—	(828,486)	(828,486)	1,208,676	380,190
Vesting of restricted stock	—	—	196,250	1,963	762,423	—	764,386	—	764,386
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(1,298,252)	(1,298,252)	—	(1,298,252)
Dividends to Series D Preferred Stockholders	—	—	—	—	—	(539,056)	(539,056)	—	(539,056)
Remeasurement of SPAC Class A common stock subject to possible redemption					(4,023,113)		(4,023,113)	—	(4,023,113)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(258,410)	(258,410)
Balance, March 31, 2022	920,000	9,200	11,795,970	117,960	183,231,322	(133,613,228)	49,745,254	10,763,111	60,508,365

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2020	—	$—	9,508,363	$95,038	$156,463,146	$(121,674,505)	$34,883,679	$15,238,902	$50,122,581
Net loss	—	—	—	—	—	(2,661,682)	(2,661,682)	406,608	(2,255,074)
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(998,795)	(998,795)	—	(998,795)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(2,034,212)	(2,034,212)
Balance, March 31, 2021	—	—	9,508,363	95,038	156,463,146	(125,334,982)	31,223,202	13,611,298	44,834,500

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$380,190	$(2,255,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,339,225	1,428,934
Stock compensation	280,981	301,547
Bad debt expense	13,416	—
Loss (Gain) on sale of real estate assets, net	(1,522,785)	1,161,328
Gain on extinguishment of government debt	—	(10,000)
Net change in fair value marketable securities	68,962	—
Impairment of real estate assets	—	300,000
Amortization of financing costs	65,018	261,779
Amortization of above-market leases	—	18,027
Amortization of below-market leases	(13,723)	(19,037)
Straight-line rent adjustment	(19,660)	(132,990)
Changes in operating assets and liabilities:
Other assets	295,357	481,459
Accounts payable and accrued liabilities	(1,330,285)	(1,980,474)
Accrued real estate taxes	(534,956)	(1,023,680)
Net cash used in operating activities	(978,260)	(1,468,181)
Cash flows from investing activities:
Real estate acquisitions	(2,427,890)	—
Additions to buildings and tenant improvements	(319,737)	(100,765)
Investment in marketable securities	(172,866)	—
Proceeds from sale of marketable securities	755,989	—
Investment of SPAC IPO proceeds into Trust Account	(134,895,000)	—
Additions to deferred leasing costs	(18,352)	(37,585)
Proceeds from sales of real estate, net	14,763,130	19,047,906
Net cash provided by (used in) investing activities	(122,314,726)	18,909,556
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	7,365,855	6,013,700
Repayment of mortgage notes payable	(3,275,234)	(17,231,730)
Repayment of note payable	—	(7,675,598)
Payment of deferred offering costs	(3,159,411)	(70,276)
Distributions to noncontrolling interests, net	(258,410)	(2,034,212)
Proceeds from initial public offering of SPAC	132,250,000	—
Dividends paid to preferred stockholders	(539,056)	—
Dividends paid to common stockholders	(1,298,252)	(998,795)
Net cash provided by (used in) financing activities	131,085,492	(21,996,911)
Net increase (decrease) in cash equivalents and restricted cash	7,792,506	(4,555,536)
Cash, cash equivalents and restricted cash - beginning of period	14,702,089	11,540,917
Cash, cash equivalents and restricted cash - end of period	$22,494,595	$6,985,381
Supplemental disclosure of cash flow information:
Interest paid-mortgage notes payable	$951,727	$1,239,193
Interest paid-notes payable	$—	$103,861
Non-cash financing activities:
Deferred offering cost SPAC, underwriting commission payable	$4,628,750	$—
Dividends payable - Preferred Stock Series D	$179,685	$—

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2022

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

The Company or one of its affiliates operates the following partnerships during the periods covered by these condensed consolidated financial statements:

•	The Company is the sole general partner and limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), both of which, at March 31, 2022, had ownership interests in an entity that owns income producing real estate. The Company refers to these entities collectively as the "NetREIT Partnerships".

•	The Company is the general and limited partner in five limited partnerships that purchase model homes and lease them back to homebuilders (Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP, Dubose Model Home Investors #204, LP, Dubose Model Home Investors #205, LP, and Dubose Model Home Investors #206, LP). The Company refers to these entities collectively as the “Model Home Partnerships”.

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

Additional Offerings & Warrants. Our Form S-3 Registration Statement was declared effective by the SEC on April 27, 2021.  Under this registration statement, we may offer and sell from time to time, in one or more series, subject to limitation that may apply (such as under Rule 415 of the Securities Act of 1933) various securities of the Company for total gross proceeds of up to $200,000,000. On July 12, 2021, we entered into a securities purchase agreement with a single U.S. institutional investor for the purchase and sale of 1,000,000 shares of our Series A Common Stock, warrants (“Common Stock Warrants”) to purchase up to 2,000,000 shares of Series A Common Stock and pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 1,000,000 shares of Series A Common Stock. The shares of Series A Common Stock, Pre-Funded Warrants and shares of Series A Common Stock issuable upon exercise of the Pre-Funded Warrants were issued pursuant to a prospectus supplement to the Form S-3 Registration Statement, with the Common Stock Warrants issued in a concurrent private placement.  Each share of Series A Common Stock and accompanying Series A Common Stock Warrants were sold together at a combined offering price of $5.00, and each share of Common Stock and accompanying Pre-Funded Warrants were sold together at a combined offering price of $4.99. The Pre-Funded Warrants were exercised in full during August 2021 at a nominal exercise price of $0.01 per share. The Common Stock Warrants have an exercise price of $5.50 per share, were exercisable upon issuance, and will expire five years from the date of issuance.

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

The Company evaluated the accounting guidance in ASC 480 and ASC 815 regarding the classification of the Pre-Funded Warrant, Common Stock Warrants, and Placement Agent Warrants as equity or a liability and ultimately determined that it should be classified as permanent equity.  As of March 31, 2022, none of the Common Stock Warrants and Placement Agent Warrants have been exercised.

Warrant Dividend.  In January 2022 we distributed five-year listed warrants (the “Series A Warrants”) to our Series A Common Stockholders.  The Series A Warrants and the shares of Series A Common Stock issuable upon the exercise of the Series A Warrants were registered on a registration statement that was filed with the SEC and was declared effective January 21, 2022. The Series A Warrants commenced trading on the Nasdaq Capital Market under the symbol “SQFTW” on January 24, 2022 and were distributed on that date to persons who held Series A Common Stock and existing outstanding warrants as of the January 14, 2022 record date, or who acquired Series A Common Stock in the market following the record date, and who continued to hold such shares at the close of trading on January 21, 2022.  The Series A Warrants give the holder the right to purchase one share of common stock at $7.00 per share, for a period of five years. Should warrantholders not exercise the Series A Warrants during that holding period, the Series A Warrants will automatically convert to 1/10 of a common share at expiration, rounded down to the nearest number of whole shares.  On the first day of trading SFQTW closed at $0.17 per warrant with 14,450,069 warrants in the public market.

Preferred Stock Series D.  On June 15, 2021, the Company completed its secondary offering of 800,000 shares of our 9.375% Series D Cumulative Redeemable Perpetual Preferred Stock ("Series D Preferred Stock") for cash consideration of $25.00 per share to a syndicate of underwriters led by The Benchmark Company, LLC, as representative, resulting in approximately $18.1 million in net proceeds, after deducting the underwriting discounts and commissions and the offering expenses paid by the Company. The Company granted the underwriters a 45-day option to purchase up to an additional 120,000 shares of Series D Preferred Stock to cover over-allotments, which they exercised on June 17, 2021, resulting in approximately $2.7 million in net proceeds, after deducting the underwriting discounts and commissions and the offering expenses paid by the Company.  In total, the Company issued 920,000 shares of Series D Preferred Stock with net proceeds of approximately $20.5 million, after deducting the underwriting discounts and commissions and the offering expenses paid by the Company and deferred offering costs. The Company has used these proceeds for general corporate and working capital purposes, including acquiring additional properties.

Liquidity. The Company's anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings, and the sale of equity or debt securities.  Future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. The Company is also seeking investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders and may seek a revolving line of credit to provide short-term liquidity. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders.  Future principal payments due on mortgage notes payables, during the last nine months of 2022, total approximately $9.7 million, of which $6.5 million is related to model home properties.  Management expects certain model home properties can be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes can be refinanced, as the Company has historically been able to do in the past.  Additional principal payments will be made with cash flows from ongoing operations.  The mortgage note payable for 300 N.P. is an amortizing loan with a balloon payment of $2.2 million due at maturity, on June 11, 2022, and is no longer subject to defeasance or yield maintenance.  The Company paid this note in full on May 11, 2022 with available cash on hand.  Additionally, the Company has committed to provide additional funds, or obtain financing, if need to a special purpose acquisition company, or "SPAC", for which we serve as the financial sponsor (as described below in Note 2. Significant Account Policies).

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

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2021. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2022.

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of, and for the three months ended March 31, 2022 and 2021, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the SEC on March 30, 2022. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 due to real estate market flections, available mortgage lending rates and other factors, such as the effects of COVID-19 and its possible influence on our future results.

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

The condensed consolidated financial statements also include the accounts of (a) Murphy Canyon Acquisition Corp. ("Murphy Canyon"), which is a SPAC, for which we serve as the financial sponsor (as described below), and which is deemed to be controlled by us as a result of our 23.5% equity ownership stake, the overlap of three of our executive officers as executive officers of Murphy Canyon, and significant influence that we currently exercise over the funding and acquisition of new operations for an initial business combination ("IBC"). (see Note 2, Variable Interest Entity). All intercompany balances have been eliminated in consolidation.

The Company classifies the noncontrolling interests in the NetREIT Partnerships as part of consolidated net income (loss) in 2022 and 2021 and has included the accumulated amount of noncontrolling interests as part of equity since inception in February 2010. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interest will be remeasured, with the gain or loss reported in the statement of operations. Management has evaluated the noncontrolling interests and determined that they do not contain any redemption features.

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

The value attributable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net increase in rental income of approximately $13,000 for the three months ended March 31, 2022.  Amortization of above and below-market rents resulted in a net increase in rental income of approximately $1,000 for the three months ended March 31, 2021.

The value of in-place leases and unamortized lease origination costs are amortized to expenses over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third-party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $52,000 and $116,000, respectively, for the three months ended March 31, 2022 and March 31, 2021.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third-party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At March 31, 2022 and  December 31, 2021, the Company had net deferred leasing costs of approximately $1.1 million and $1.3 million, respectively. Total amortization expense for the three months ended March 31, 2022 was approximately $95,000.  Total amortization expense for the three months ended  March 31, 2021, was approximately $85,000.

Cash Equivalents and Restricted Cash. At March 31, 2022 and December 31, 2021, we had approximately $22.5 million  and $14.7 million in cash, cash equivalents and restricted cash, respectively, of which approximately $4.6 million and $4.7 million represented restricted cash, respectively.  The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At March 31, 2022 and  December 31, 2021, the Company had approximately $15.2 million and $7.3 million, respectively, in deposits in financial institutions that exceeded the federally insurable limits. Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are for payment of property taxes, insurance, leasing costs and capital expenditures.

Real Estate Held for Sale. Real estate held for sale during the current period is classified as “real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Mortgage notes payable related to the real estate held for sale during the current period are classified as “mortgage notes payable related to real estate held for sale, net” for all prior periods presented in the accompanying condensed consolidated financial statements. As of March 31, 2022, one commercial property met the criteria to be classified as held for sale and four model homes were classified as held for sale.

Deferred Offering Costs. Deferred offering costs represent legal, accounting and other direct costs related to our offerings. As of March 31, 2022 and December 31, 2021, we have incurred approximately $75,000 and $135,000, at the end of each period.  These costs are related to our offering of common and preferred stock in connection with the sponsorship, through our wholly-owned subsidiary Murphy Canyon Acquisition Sponsor, LLC (the “Sponsor”), of a special purpose acquisition company (“SPAC”) initial public offering as of December 31, 2021.  As of March 31, 2022, these costs are related to the preparation of a registration statement.  These costs were deferred and recorded as a long-term asset at March 31, 2022 and December 31, 2021.

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

Additionally, in an inactive market, a market price quoted from an independent third-party may rely more on models with inputs based on information available only to that independent third-party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources.  As of March 31, 2022 and December 31, 2021, our marketable securities presented on the balance sheet were measured at fair value using Level 1 market prices and totaled approximately $1.0 million and $1.5 million, respectively, with a cost basis of approximately $1.0 million and $1.6 million, respectively.  There were no financial liabilities measured at fair value as of March 31, 2022 and December 31, 2021.

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

Dilutive common stock equivalents include the dilutive effect of in-the-money stock equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common stock equivalents if their effect would be anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive common stock shares are considered anti-dilutive and thus are excluded from the calculation. Securities that are excluded from the calculation of weighted average dilutive common stock, because their inclusion would have been antidilutive, are:

	For the Three Months Ended March 31,
	2022	2021

Common Stock Warrants	2,000,000	—
Placement Agent Warrants	80,000	—
Series A Warrants	14,450,069	—
Unvested Common Stock Grants	568,319	387,980

Total potentially dilutive shares	17,098,388	387,980

Variable Interest Entity. We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. Our determination of whether an entity in which we hold a direct or indirect variable interest is a VIE is based on several factors, including whether we participated in the design of the entity and the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. We make judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, and then a quantitative analysis, if necessary.

We analyze any investments in VIEs to determine if we are the primary beneficiary. In evaluating whether we are the primary beneficiary, we evaluate our direct and indirect economic interests in the entity. A reporting entity is determined to be the primary beneficiary if it holds a controlling financial interest in the VIE. Determining which reporting entity, if any, has a controlling financial interest in a VIE is primarily a qualitative approach focused on identifying which reporting entity has both: (i) the power to direct the activities of a VIE that most significantly impact such entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits from such entity that could potentially be significant to such entity. Performance of that analysis requires the exercise of judgment.

We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct operating decisions and activities. In addition, we consider the rights of other investors to participate in those decisions. We determine whether we are the primary beneficiary of a VIE at the time we become involved with a variable interest entity and reconsider that conclusion continually.  We consolidate any VIE of which we are the primary beneficiary.

The Company is involved in the formation of an entity considered to be Variable Interest Entity (“VIE”). The Company evaluates the consolidation of this entity as required pursuant to ASC Topic 810 relating to the consolidation of such VIE. The Company’s determination of whether it is the primary beneficiary of the VIE is based in part on an assessment of whether or not the Company and its related parties have the power to direct activities of the VIE and are exposed to the majority of the risks and rewards of the entity.

Following the completion of the Murphy Canyon IPO, we determined that Murphy Canyon is a Variable Interest Entity ("VIE") in which we have a variable interest because we participated in its formation and design, manage the significant activities, and Murphy Canyon does not have enough equity at risk to finance its activities without additional subordinated financial support. We have also determined that Murphy Canyon's public stockholders do not have substantive rights, and their equity interest constitutes temporary equity, outside of permanent equity, in accordance with ASC 480-10-S99-3A. As such, we have concluded that we are currently the primary beneficiary of Murphy Canyon as a VIE, as we have the right to receive benefits or the obligation to absorb losses of the entity, as well as the power to direct a majority of the activities that significantly impact Murphy Canyon's economic performance. Since we are the primary beneficiary, Murphy Canyon is consolidated into our condensed consolidated financial statements.  See Note 9 Commitments and Contingencies for additional details regarding Murphy Canyon.

Shares Subject to Possible Redemption. The Company accounts for common stock issued by the SPAC, (which is consolidated in our condensed consolidated financial statements), that is subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Under ASC 480, shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as shareholders’ equity.

All of the Public Shares of Murphy Canyon SPAC (Class A Common Shares) contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity.  Accordingly, as of March 31, 2022, the Public Shares are presented as temporary equity, outside the shareholder's equity section of the Company's March 31, 2022 balance sheet.

Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants which were classified as permanent equity as described below), the proceeds and initial carrying value of Class A common stock classified as temporary equity was allocated in accordance with ASC 470-20. The Murphy Canyon Class A common stock is subject to ASC 480-10-S99. In addition, because it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We have elected to recognize the accretion resulting from changes in redemption value immediately during the three months ended March 31, 2022. See Note 9 Commitments and Contingencies for additional details regarding Murphy Canyon.

Warrant Instruments SPAC. Murphy Canyon accounts for warrants in accordance with the guidance contained in ASC 480 and FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40 and ASC 840 warrants that meet the criteria for equity treatment are recorded in stockholder’s equity. The warrants are subject to re-evaluation of the proper classification and accounting treatment at each reporting period. If the warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the statement of operations. The warrants meet the criteria for classification as equity because they are not exercisable until after the SPAC business combination is completed, at which point the common shares are no longer redeemable and because they are indexed the Company's common stock and meet the other criteria for equity classification.   See Note 9 Commitments and Contingencies for additional details regarding Murphy Canyon.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas.  The amendments in ASU No. 2020-06 are effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after  December 15, 2020, including interim periods within those fiscal years.  The Company has adopted this guidance with no impact on our financial statements.

3. RECENT REAL ESTATE TRANSACTIONS

Acquisitions during the three months ended March 31, 2022:

•	The Company acquired four model homes for approximately $2.4 million. The purchase price was paid through cash payments of approximately $0.7 million and mortgage notes of approximately $1.7 million.

Acquisitions during the three months ended March 31, 2021:

•	The Company did not acquire any commercial properties or model homes.

Dispositions during the three months ended March 31, 2022:

•	World Plaza, which was sold on March 11, 2022, for approximately $10.0 million and the Company recognized a loss of approximately $0.3 million.

•	The Company disposed of 11 model homes for approximately $5.6 million and recognized a gain of approximately $1.8 million.

Dispositions during the three months ended March 31, 2021:

•	Waterman Plaza, which was sold on January 28, 2021, for approximately $3.5 million and the Company recognized a loss of approximately $0.2 million.

•	Garden Gateway, which was sold on February 19, 2021, for approximately $11.2 million and the Company recognized a loss of approximately $1.4 million.

•	The Company disposed of 12 model homes for approximately $4.9 million and recognized a gain of approximately $0.4 million.

4. REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, retail, and triple-net leased model home properties.  We have five commercial properties located in Colorado, four in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are located in three states. As of March 31, 2022, the Company owned or had an equity interest in:

•	Eight office buildings and One industrial property (“Office/Industrial Properties”) which total approximately 755,862 rentable square feet;

•	Three retail shopping centers (“Retail Properties”) which total approximately 65,242 rentable square feet; and

•

 85 model home residential properties (“Model Homes” or “Model Home Properties”), totaling approximately 260,144 square feet, leased back on a triple-net basis to homebuilders that are owned by five affiliated limited partnerships and one wholly-owned corporation, all of which we control.

A summary of the properties owned by the Company as of March 31, 2022 and  December 31, 2021 is as follows:

	Date		Real estate assets, net (in thousands)
Property Name	Acquired	Location	March 31, 2022	December 31, 2021
World Plaza (1)	September 2007	San Bernardino, CA	$—	$9,272,213
Genesis Plaza (3)	August 2010	San Diego, CA	8,190,418	8,310,803
Dakota Center	May 2011	Fargo, ND	8,521,851	8,607,360
Grand Pacific Center (2)	March 2014	Bismarck, ND	5,389,189	5,457,447
Arapahoe Center	December 2014	Centennial, CO	8,767,598	8,821,278
Union Town Center	December 2014	Colorado Springs, CO	9,111,213	9,169,387
West Fargo Industrial	August 2015	Fargo, ND	6,972,701	7,025,325
300 N.P.	August 2015	Fargo, ND	2,964,085	2,929,563
Research Parkway	August 2015	Colorado Springs, CO	2,360,283	2,375,943
One Park Center	August 2015	Westminster, CO	8,033,021	7,992,420
Shea Center II	December 2015	Highlands Ranch, CO	19,992,449	20,246,645
Mandolin (4)	August 2021	Houston, TX	4,852,768	4,875,696
Baltimore	December 2021	Baltimore, MD	8,829,929	8,891,810
Presidio Property Trust, Inc. properties			93,985,505	103,975,890
Model Home properties (5)	2016 - 2022	IL, TX, WI	32,864,698	34,089,046
Total real estate assets and lease intangibles, net			$126,850,203	$138,064,936

(1) This property was sold during the three months ended March 31, 2022.

(2) This property is held for sale as of March 31, 2022.

(3) Genesis Plaza is owned by two tenants-in-common, each of which owns 57% and 43%, respectively, and we beneficially own an aggregate of 76.4%.

(4) Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.

(5) Includes Model Homes listed as held for sale as of March 31, 2022.

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	March 31, 2022			December 31, 2021
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$2,515,264	$(2,387,500)	$127,764	$2,515,264	$(2,353,782)	$161,482
Leasing costs	1,261,390	(1,184,053)	77,337	1,261,390	(1,165,701)	95,689
Above-market leases	333,485	(333,485)	—	333,485	(333,485)	—
	$4,110,139	$(3,905,038)	$205,101	$4,110,139	$(3,852,968)	$257,171

At  March 31, 2022 and  December 31, 2021, gross lease intangible assets of $0.0 and $1.1 million, respectively, were included in real estate assets held for sale.  At  March 31, 2022 and  December 31, 2021, accumulated amortization related to the lease intangible assets of $0.0 and $1.1 million, respectively, were included in real estate assets held for sale.

The net value of acquired intangible liabilities was approximately $59,407 and $73,130 relating to below-market leases at  March 31, 2022 and  December 31, 2021, respectively.

Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

2022	$150,272
2023	17,526
2024	17,526
2025	15,670
2026	4,107
Thereafter	—
Total	$205,101

6. OTHER ASSETS

Other assets consist of the following:

	March 31,	December 31,
	2022	2021
Deferred rent receivable	$1,408,733	$1,660,197
Prepaid expenses, deposits and other	862,284	473,554
Investment in marketable securities	975,176	1,514,483
Accounts receivable, net	219,649	401,927
Right-of-use assets, net	67,568	74,643
Other intangibles, net	67,483	82,483
Notes receivable	316,374	316,374
Deferred offering costs	75,000	134,843
Total other assets	$3,992,267	$4,658,504

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

As of March 31, 2022, we owned common shares of 13 different publicly traded REITs and an immaterial amount of covered call options in four of those same REITs.  The gross fair market value on our publicly traded REIT securities was $978,840, with covered call options totaling $3,664.  As of March 31, 2022, the net fair value of our publicly traded REIT securities was $975,176 based on the March 31, 2022 closing prices.  As of December 31, 2021, we owned common shares of 19 different publicly traded REITs and an immaterial amount of covered call options in ten of those same REITs.  The gross fair market value on our publicly traded REIT securities was $1,529,185, with covered call options totaling $14,702.  As of December 31, 2021, the net fair value of our publicly traded REIT securities was $1,514,483 based on the December 31, 2021 closing prices.

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following:

	Principal as of
	March 31,	December 31,	Loan	Interest
Mortgage note property	2022	2021	Type	Rate (1)	Maturity
300 N.P. (2)	2,222,085	2,232,923	Fixed	4.95%	6/11/2022
Dakota Center	9,618,055	9,677,108	Fixed	4.74%	7/6/2024
Research Parkway	1,691,348	1,705,438	Fixed	3.94%	1/5/2025
Arapahoe Service Center	7,728,270	7,770,887	Fixed	4.34%	1/5/2025
Union Town Center	8,135,901	8,173,568	Fixed	4.28%	1/5/2025
One Park Centre	6,247,917	6,276,849	Fixed	4.77%	9/5/2025
Genesis Plaza	6,139,881	6,168,604	Fixed	4.71%	9/6/2025
Shea Center II	17,426,568	17,494,527	Fixed	4.92%	1/5/2026
West Fargo Industrial	4,119,239	4,148,405	Fixed	3.27%	8/5/2029
Baltimore	5,670,000	—	Fixed	4.67%	4/6/2032
Grand Pacific Center (3) (4)	3,589,291	3,619,695	Fixed	4.02%	8/1/2037
Subtotal, Presidio Property Trust, Inc. Properties	$72,588,555	$67,268,004
Model Home mortgage notes (4) (5)	20,924,198	22,154,128	Fixed		2022 - 2024
Mortgage Notes Payable	$93,512,753	$89,422,132
Unamortized loan costs	(673,297)	(562,300)
Mortgage Notes Payable, net	$92,839,456	$88,859,832

(1)	Interest rates as of March 31, 2022.
(2)	The mortgage note payable for 300 N.P. is an amortizing loan with a balloon payment of $2.2 million due at maturity, on June 11, 2022, and is no longer subject to defeasance or yield maintenance. The Company paid this note in full on May 11, 2022 with available cash on hand.
(3)	Interest rate is subject to reset on September 1, 2023.
(4)	Property held for sale as of March 31, 2022. There were four model homes included as real estate assets held for sale.
(5)	Our model homes have stand-alone mortgage note at interest rates ranging from 2.50% to 5.63% per annum as of March 31, 2022.

The Company is in compliance with all material conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable were as follows as of March 31, 2022:

	Presidio Property	Model
	Trust, Inc.	Homes	Total Principal
Years ending December 31:	Notes Payable	Notes Payable	Payments
2022	$3,228,436	$6,508,834	$9,737,270
2023	1,406,466	5,508,458	6,914,924
2024	10,379,682	8,906,906	19,286,588
2025	28,782,213	—	28,782,213
2026	16,644,086	—	16,644,086
Thereafter	12,147,672	—	12,147,672
Total	$72,588,555	$20,924,198	$93,512,753

8. NOTES PAYABLE

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

On August 17, 2021, we issued a promissory note to our majority owned subsidiary NetREIT Highland for the acquisition of the Mandolin property in Houston Texas, for $1.56 million with an interest rate of 4.0% per annum and a maturity date of August 17, 2022.   This note payable and note receivable, including interest expense and interest income related to this promissory note, are eliminated through consolidation on our financial statements.  During April 2022, this loan was refinanced with a loan from a third-party bank totaling $3.7 million, with the proceeds being used to pay back our $1.56 million promissory note.

On December 20, 2021, we issued a promissory note to our majority owned subsidiary PPT Baltimore for the acquisition of the Baltimore property in Baltimore, MD, for $5.65 million with an interest rate of 4.5% per annum and a maturity date of December 20, 2022.   This note payable and note receivable, including interest expense and interest income related to this promissory note, are eliminated through consolidation on our financial statements.  During March 2022, this loan was refinanced with a loan from a third-party lender totaling $5.67 million, with the proceeds being used to pay back our $5.65 million promissory note.

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

Sponsorship of Special Purpose Acquisition Company.  On January 7, 2022, we announced our sponsorship, through our wholly-owned subsidiary, Murphy Canyon Acquisition Sponsor, LLC (the “Sponsor”), of a special purpose acquisition company (“SPAC”) initial public offering. The SPAC raised $132,250,000 in capital investment to acquire businesses in the real estate industry, including construction, homebuilding, real estate owners and operators, arrangers of financing, insurance, and other services for real estate, and adjacent businesses and technologies targeting the real estate space, which we may refer to as “Proptech” businesses. We, through our wholly-owned subsidiary, owned approximately 23.5% of the issued and outstanding stock in the entity upon the initial public offering being declared effective and consummated (excluding the private placement units described below), and that following the completion of its initial business combination that the SPAC will operate as a separately managed, publicly traded entity. The SPAC offered $132,250,000 units, with each unit consisting of one share of common stock and three-quarters of one redeemable warrant.  The warrants were evaluated using the guidance in ASC 480 "Distinguishing Liabilities from Equity" and we concluded that the warrants are indexed to Murphy Canyon's common stock and meets the criteria to classified in stockholders equity.

The SPAC's ability to complete a business combination may be extended in additional increments of three months up to a total of six (6) additional months from the closing date of the offering, subject to the payment into the Trust Account by the Sponsor (or its designees or affiliates) of the sum of $1,322,500, representing the sum of $0.10 per share of Common Stock sold to Public Stockholders, and which extension payments, if any, shall be added to the Trust Account.  The Company has committed to provide additional funds if needed to make such a deposit for the extension.

The Murphy Canyon IPO, of 13,225,000 units (“Units”) and, with respect to the common stock included in the Units being offered, the (“Public Shares”), closed on February 7, 2022, raising gross proceeds for Murphy Canyon of $132,250,000, including the exercise in full by the underwriters of their over-allotment option. In connection with the IPO, we purchased, through the Sponsor, 754,000 placement units (the “placement units”) at a price of $10.00 per unit, for an aggregate purchase price of $7,540,000.  The Sponsor has agreed to transfer an aggregate of 45,000 placement units (15,000 each) to each of Murphy Canyon’s independent directors.  These proceeds were deposited in a trust account established for the benefit of the Murphy Canyon public shareholders and are included in Investments held in Trust in the accompanying condensed consolidated balance sheet at March 31, 2022. In connection with the initial public offering, Murphy Canyon incurred $7,738,161 in issuance costs, including $2,645,000 of underwriting discounts and commission, $4,628,750 of deferred underwriting fees and $464,411 of other offering costs.  These costs were allocated to temporary and permanent equity and offset against the proceeds.

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

10. STOCKHOLDERS' EQUITY

Preferred Stock. The Company is authorized to issue up to 1,000,000 shares of Preferred Stock (the “Preferred Stock”). The Preferred Stock may be issued from time to time in one or more series.  The Board of Directors is authorized to fix the number of shares of any series of the Preferred Stock, to determine the designation of any such series, and to set the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series of Preferred Stock.

On June 15, 2021, the Company completed its secondary offering of 800,000 shares of our Series D Preferred Stock for cash consideration of $25.00 per share to a syndicate of underwriters led by Benchmark, as representative, resulting in approximately $18.1 million in net proceeds, after deducting the underwriting discounts and commissions and the offering expenses paid by the Company. The Company granted the underwriters a 45-day option to purchase up to an additional 120,000 shares of Series D Preferred Stock to cover over-allotments, which they exercised on June 17, 2021, resulting in approximately $2.7 million in net proceeds, after deducting the underwriting discounts and commissions and the offering expenses paid by the Company.  In total, the Company issued 920,000 shares of Series D Preferred Stock with net proceeds of approximately $20.5 million, after deducting the underwriting discounts and commissions and the offering expenses paid by the Company and deferred offering costs.  The Series D Preferred Stock is listed and trading on The Nasdaq Capital market under the symbol SQFTP.   The Company has used these proceeds for general corporate and working capital purposes, including acquiring additional properties.  Below are some of the key terms of the Series D Preferred Stock:

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

In accordance with the terms of the Series D Preferred Stock, the Series D monthly dividend has been approved by the Board of Directors through June 2022 in the amount of $0.19531 per share payable on the 15th of every month to stockholders of record of Series D Preferred Stock as of the last day of the prior month.  Total dividends paid to Series D Preferred stockholders during the three months ended March 31, 2022 was $539,055.

Common Stock. The Company is authorized to issue up to 100,000,000 shares of Series A Common Stock, 1,000 shares of Series B Common Stock, and 9,000,000 shares of Series C Common Stock (collectively, the "Common Stock") each with $0.01 par value per share. Each class of Common Stock has identical rights, preferences, terms, and conditions except that the holders of Series B Common Stock are not entitled to receive any portion of Company assets in the event of the Company's liquidation. No shares of Series B or Series C Common Stock have been issued. Each share of Common Stock entitles the holder to one vote. Shares of our Common Stock are not subject to redemption and do not have any preference, conversion, exchange, or preemptive rights. The Company’s charter contains restrictions on the ownership and transfer of the Common Stock that prevents one person from owning more than 9.8% of the outstanding shares of common stock.

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

The Company evaluated the accounting guidance in ASC 480 and ASC 815 regarding the classification of the Pre-Funded Warrant, Common Stock Warrants, and Placement Agent Warrants as equity or a liability and ultimately determined that it should be classified as permanent equity.  As of March 31, 2022, none of the Common Stock Warrants and Placement Agent Warrants have been exercised.

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

Cash Dividends on Common Stock.  For the three months ended March 31, 2022, the Company declared and paid cash dividends of approximately $1.3 million. For the three months ended March 31, 2021 the Company declared and paid  $1.0 million.  The Company intends to continue to pay dividends to our common stockholders on a quarterly basis, and on a monthly basis to holders of our Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future dividends.  The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the three months ended March 31, 2022 and 2021.

Series A Common Stock

Quarter Ended	2022	2021
	Distributions Declared	Distributions Declared
March 31	$0.105	$0.101
Total	$0.105	$0.101

Series D Preferred Stock

Month	2022	2021
	Distributions Declared	Distributions Declared
January	$0.19531	$—
February	0.19531	—
March	0.19531	—
Total	$0.586	$—

Warrant Dividend. In January 2022, we distributed the Series A Warrants to our Series A Common Stockholders.  The Series A Warrants and the shares of Series A Common Stock issuable upon the exercise of the Series A Warrants were registered on a registration statement that was filed with the SEC and was declared effective January 21, 2022. The Series A Warrants commenced trading on the Nasdaq Capital Market under the symbol “SQFTW” on January 24, 2022 and were distributed on that date to persons who held shares of common stock and existing outstanding warrants as of the January 14, 2022 record date, or who acquired shares of Series A Common Stock in the market following the record date, and who continued to hold such shares at the close of trading on January 21, 2022.  The Series A Warrants give the holder the right to purchase one share of Series A Common Stock at $7.00 per share, for a period of five years. Should warrantholders not exercise the Series A Warrants during that holding period, the Series A Warrants will automatically convert to 1/10 of a share of Series A Common Stock at expiration, rounded down to the nearest number of whole shares.

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

Dividend Reinvestment Plan. The Company adopted a distribution reinvestment plan (the “DRIP”) that allowed stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of the Company’s Common Stock. The Company registered 3,000,000 shares of Common Stock pursuant to the DRIP. The purchase price per share used in the past was 95% of the price the Company sold its shares, or $19.00 per share. No sales commission or dealer manager fees were paid on shares sold through the DRIP. The Company may amend, suspend or terminate the DRIP at any time. Any such amendment, suspension or termination is effective upon a designated dividend record date and notice of such amendment, suspension or termination is sent to all participants at least thirty (30) days prior to such record date. The DRIP became effective on January 23, 2012, was suspended on December 7, 2018 and adopted on October 6, 2020 in connection with our IPO, and updated to reflect a change in transfer agent and registrar. As of March 31, 2022, approximately $17.4 million or approximately 917,074 shares of Common Stock have been issued under the DRIP. No shares were issued under the DRIP since it was suspended in 2018.

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

A summary of the activity for the Company’s restricted stock was as follows:

Outstanding shares:	Common Shares

Balance at December 31, 2021	295,471
Granted	369,377
Forfeited	(8,780)
Vested	(87,749)
Balance at March 31, 2021	568,319

The non-vested restricted shares outstanding as of March 31, 2022 will vest over the next one to seven years.

The value of non-vested restricted stock granted as of  March 31, 2022 and  December 31, 2021 was approximately $2.3 million and $0.9 million, respectively.

Share-based compensation expense for the three months ended March 31, 2022, was approximately $0.3 million.  During the three months ended March 31, 2021, share-based compensation expense was approximately $0.3 million, respectively.

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

The following tables compare the Company’s segment activity to its results of operations and financial position as of and for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
	2022	2021
Office/Industrial Properties:
Rental, fees and other income	$3,122,888	$3,942,805
Property and related expenses	(1,356,534)	(1,854,272)
Net operating income, as defined	1,766,354	2,088,533
Model Home Properties:
Rental, fees and other income	710,328	943,777
Property and related expenses	(27,768)	(50,285)
Net operating income, as defined	682,560	893,492
Retail Properties:
Rental, fees and other income	753,341	782,172
Property and related expenses	(212,587)	(234,366)
Net operating income, as defined	540,754	547,806
Reconciliation to net loss:
Total net operating income, as defined, for reportable segments	2,989,668	3,529,831
General and administrative expenses	(1,583,691)	(1,537,265)
Depreciation and amortization	(1,339,225)	(1,428,934)
Interest expense	(1,017,713)	(1,584,394)
Gain on extinguishment of government debt	—	10,000
Other income (expense), net	73,605	(32,785)
Income tax expense	(265,239)	(50,199)
Gain (loss) on sale of real estate	1,522,785	(1,161,328)
Net income (loss)	$380,190	$(2,255,074)

	March 31,	December 31,
Assets by Reportable Segment:	2022	2021
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$77,623,021	$78,240,086
Total assets (2)	$75,031,111	$76,453,436
Model Home Properties:
Land, buildings and improvements, net (1)	$32,864,698	$34,089,046
Total assets (2)	$32,039,086	$31,047,202
Retail Properties:
Land, buildings and improvements, net (1)	$16,324,264	$25,693,239
Total assets (2)	$17,092,627	$27,579,469
Reconciliation to Total Assets:
Total assets for reportable segments	$124,162,824	$135,080,107
Other unallocated assets:
Cash, cash equivalents and restricted cash	14,221,188	6,738,345
Other assets, net	153,396,530	19,378,311
Total Assets	$291,780,542	$161,196,763

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.

(2)

Includes land, buildings and improvements, cash, cash equivalents, and restricted cash, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	For the Three Months Ended March 31,
Capital Expenditures by Reportable Segment	2022	2021
Office/Industrial Properties:
Capital expenditures and tenant improvements	$319,737	$100,765
Model Home Properties:
Acquisition of operating properties	2,427,890	—
Retail Properties:
Acquisition of operating properties	—	—
Capital expenditures and tenant improvements	—	—
Totals:
Acquisition of operating properties, net	2,427,890	—
Capital expenditures and tenant improvements	319,737	100,765
Total real estate investments	$2,747,627	$100,765

13. SUBSEQUENT EVENTS

On August 17, 2021, we issued a promissory note to our majority owned subsidiary NetREIT Highland for the acquisition of the Mandolin property in Houston Texas, for $1.56 million with an interest rate of 4.0% per annum and a maturity date of August 17, 2022.   This note payable and note receivable, including interest expense and interest income related to this promissory note, are eliminated through consolidation on our financial statements.  During April 2022, this loan was refinanced with a loan from a third-party bank totaling $3.7 million, with the proceeds being used to pay back our $1.56 million promissory note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 30, 2022.

We may refer to the three months ended March 31, 2022 and March 31, 2021 as the “2022 Quarter” and the “2021 Quarter,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” and/or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and also of which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Currently, one of the most significant factors is the potential adverse effect of COVID-19 and ensuing economic turmoil on the financial condition, results of operations, cash flows and performance of the Company, particularly our ability to collect rent, on the financial condition, results of operations, cash flows and performance of our tenants, and on the global economy and financial markets. The extent to which COVID-19 impacts the Company and its tenants will depend on current and future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 30, 2022, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Additional factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to the risks associated with the ownership of real estate in general and our real estate assets in particular; the economic health of the metro regions where we conduct business; the risk of failure to enter into/and or complete contemplated acquisitions and dispositions, within the price ranges anticipated and on the terms and timing anticipated; changes in the composition of our portfolio; fluctuations in interest rates; reductions in or actual or threatened changes to the timing of federal government spending; the risks related to use of third-party providers and joint venture partners; the ability to control our operating expenses; the economic health of our tenants; the supply of competing properties; shifts away from brick and mortar stores to e-commerce; the availability and terms of financing and capital and the general volatility of securities markets; compliance with applicable laws, including those concerning the environment and access by persons with disabilities; terrorist attacks or actions and/or risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions; weather conditions, natural disasters and pandemics; ability to maintain key personnel; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2021 Annual Report on Form 10-K filed on March 30, 2022. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

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

The effects of the COVID-19 pandemic did not significantly impact our operating results during 2021 or the first quarter of 2022. We continue to monitor and communicate with our tenants to assess their needs and ability to pay rent. We have negotiated lease amendments with certain tenants who have demonstrated financial distress caused by the COVID-19 pandemic, which have included or may include rent deferral, temporary rent abatement, or reduced rental rates and/or lease extension periods, however no new negotiations were initiated during the first quarter of 2022. While these amendments have affected our short-term cash flows, we do not believe they represent a change in the valuation of our assets for the properties affected and have not significantly affected our results of operations. Given the longevity of this pandemic and the potential for other variants of the coronavirus, such as the delta variant, the COVID-19 outbreak may materially affect our financial condition and results of operations going forward, including but not limited to real estate rental revenues, credit losses, leasing activity, and potentially the valuation of our real estate assets. We do expect additional rent deferrals, abatements, and/or credit losses from our commercial tenants during the remainder of 2022 and we do not expect our existing rent deferrals, abatements, and/or credit losses to have a material impact on our real estate rental revenue and cash collections. While we do expect that the effects of the COVID-19 pandemic will impact our ability to lease up available commercial space, our business operations and activities in many regions may be subject to future quarantines, "shelter-in-place" rules, and various other restrictions for the foreseeable future. Due to the uncertainty of the future impacts of the COVID-19 pandemic, the extent of the financial impact cannot be reasonably estimated at this time.  We are currently focused on growing our portfolio with the recent capital raised from the sale of our 9.375% Series D Cumulative Redeemable Perpetual Preferred Stock in June 2021 and our Series A Common Stock in July 2021.  For more information, see Part II - Item 1A. Risk Factors and Part II - Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022.

OVERVIEW

The Company operates as an internally managed, diversified REIT, with primary holdings in office, industrial, retail, and triple-net leased model home properties. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” The Company acquires, owns, and manages a geographically diversified portfolio of real estate assets including office, industrial, retail and model home residential properties leased to homebuilders located in the United States. As of March 31, 2022, the Company owned or had an equity interest in:

•	Eight office buildings and One industrial property (“Office/Industrial Properties”), which totals approximately 755,862 rentable square feet;

•	Three retail shopping centers (“Retail Properties”), which total approximately 65,242 rentable square feet; and

•

85 model home residential properties (“Model Homes” or “Model Home Properties”), totaling approximately 260,144 square feet, leased back on a triple-net basis to homebuilders that are owned by five affiliated limited partnerships and one wholly-owned corporation, all of which we control.

We own five commercial properties located in Colorado, four in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are located in three states.  While geographical clustering of real estate enables us to reduce our operating costs through economies of scale by servicing several properties with less staff, it makes us susceptible to changing market conditions in these discrete geographic areas, including those that have developed as a result of COVID-19. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year or has been operating for three years.

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

For additional information regarding our Common Stock activity, see Footnote 10. Stockholders’ Equity in Item 1. Financial Statements.

SIGNIFICANT TRANSACTIONS IN 2022 AND 2021

Acquisitions during the three months ended March 31, 2022 :

•	The Company acquired four model homes for approximately $2.4 million. The purchase price was paid through cash payments of approximately $0.7 million and mortgage notes of approximately $1.7 million.

Acquisitions during the three months ended March 31, 2021

•	The Company did not acquire any commercial properties or model homes.

Dispositions during the three months ended March 31, 2022 :

•	World Plaza, which was sold on March 11, 2022, for approximately $10.0 million and the Company recognized a loss of approximately $0.3 million.

•	The Company disposed of 11 model homes for approximately $5.6 million and recognized a gain of approximately $1.8 million.

Dispositions during the three months ended March 31, 2021

•	Waterman Plaza, which was sold on January 28, 2021, for approximately $3.5 million and the Company recognized a loss of approximately $0.2 million.

•	Garden Gateway, which was sold on February 19, 2021, for approximately $11.2 million and the Company recognized a loss of approximately $1.4 million.

•	The Company disposed of 12 model homes for approximately $4.9 million and recognized a gain of approximately $0.4 million.

Management does not expect that the level of commercial property sales experienced over the last 24 months to continue in the near future.  Additionally, with the recent equity raised in June and July 2021 and the refinancing of our commercial properties during 2022, management is working to increase the number of commercial properties in the portfolio with new acquisitions.  However, elevated real estate prices in both commercial and residential real estate and compressing capitalization rates have made it challenging to acquire properties that fit our portfolio needs.  Management will continue to evaluate potential acquisitions in an effort to increase our portfolio of commercial real estate.

For details regarding our sponsorship of a special purpose acquisition company, Murphy Canyon Acquisition Corp. ("Murphy Canyon"), see Note 9, Commitments and Contingencies, to the Notes to the Condensed Consolidated Financial Statements in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED March 31, 2022 and 2021

Revenues. Total revenues were approximately $4.6 million for the three months ended March 31, 2022 compared to approximately $5.7 million for the same period in 2021, a decrease of approximately $1.1 million or 19%, which is primarily related to the sale of four commercial properties and 44 model homes during 2021.  As of March 31, 2022, we had approximately $126.9 million in net real estate assets, compared to approximately $145.3 million in real estate assets at March 31, 2021.

Rental Operating Costs. Rental operating costs decreased by approximately $0.2 million to $1.6 million for the three months ended March 31, 2022, compared to approximately $1.8 million for the same period in 2021. The overall decrease in rental operating costs for the three months ended March 31, 2022 as compared to 2021 is primarily related to the decrease in real estate assets note above, as well as the mix of properties that were triple net lease, like Mandolin and Baltimore as well as model homes, which have significantly lower operating costs than non-triple net leased properties.

General and Administrative Expenses. General & Administrative (“G&A”) expenses for the three months ended March 31, 2022 and 2021 totaled approximately $1.6 million and $1.5 million, respectively.  These expenses increased only slightly by approximately $0.1 million for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to new formation and operating costs related to Murphy Canyon Acquisition and increased costs for audit, tax and legal services.  These increases were offset by the reduction in overall payroll costs.  G&A expenses as a percentage of total revenue was 34.6% and 27.1% for three months ended March 31, 2022 and 2021, respectively.  The increase in percentage is primarily due to a net decrease in rental income related to the sale of properties noted above, while G&A remained relatively flat, including the Murphy Canyon G&A expenses of approximately $0.3 million.

Depreciation and Amortization. Depreciation and amortization expense was approximately $1.3 million for the three months ended March 31, 2022, compared to approximately $1.4 million for the same period in 2021, representing a decrease of approximately $0.1 million or 7%. The decrease in depreciation and amortization expense in 2022 compared to the same period in 2021 is primarily related to the sale of four commercial properties during 2021.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. The Company did not recognize an impairment during the three months ended March 31, 2022,  compared to an impairment of  $0.3 million  during the three months ended March 31, 2021.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges was approximately $1.0 million for the three months ended March 31, 2022 compared to approximately $1.3 million for the same period in 2021, a decrease of $0.3 million or 23%. The decrease in mortgage interest expense relates to the decreased number of commercial properties owned in 2022 compared to 2021 and the related mortgage debt. The weighted average interest rate on our outstanding debt was 4.3% and 3.9% as of March 31, 2022 and 2021, respectively.

Interest expense - note payable. On September 17, 2019, the Company executed a Promissory Note pursuant to which Polar Multi-Strategy Master Fund (“Polar”), extended a loan in the principal amount of $14.0 million to the Company (the "Polar Note"). The Polar Note bore interest at a fixed rate of 8% per annum and required monthly interest-only payments. Interest expense, including amortization of the deferred offering costs and Original Issue Discount of approximately $1.4 million, totaled $0 and $0.9 million for the three months ended March 31, 2022 and 2021, respectively.  The Polar Note was paid in full during March 2021.

Gain on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2022 and 2021" above for further detail.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the three months ended March 31, 2022 and 2020 totaled approximately $1.2 million and $0.4 million.

Geographic Diversification Tables

The following tables show a list of commercial properties owned by the Company grouped by state and geographic region as of March 31, 2022:

		Aggregate		Current	Approximate %
	No. of	Square	Approximate %	Base Annual	of Aggregate
State	Properties	Feet	of Square Feet	Rent	Annual Rent
California	1	57,807	7.0%	$1,018,483	9.4%
Colorado	5	324,245	39.5%	5,679,250	52.5%
Maryland	1	31,752	3.9%	696,321	6.4%
North Dakota	4	396,800	48.3%	3,103,594	28.7%
Texas	1	10,500	1.3%	329,385	3.0%
Total	12	821,104	100.0%	$10,827,033	100.0%

The following tables show a list of our Model Home properties by geographic region as of March 31, 2022:

				Current	Approximate
	No. of	Aggregate	Approximate %	Base Annual	of Aggregate
Geographic Region	Properties	Square Feet	of Square Feet	Rent	% Annual Rent
Midwest	1	3,663	1.4%	$57,420	2.2%
Northeast	2	6,153	2.4%	80,844	3.2%
Southwest	82	250,328	96.2%	2,416,092	94.6%
Total	85	260,144	100%	$2,554,356	100%

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings, financial aid from government programs instituted as a result of COVID-19, and the sale of equity or debt securities. Management believes that the number of recent real estate sales and resulting cash generated may not be indicative of our future strategic plans.  We intend to grow our portfolio with the recent capital raised from the sale of our Series D Preferred Stock in June 2021 and our Series A Common Stock in July 2021 as well are the sale of our commercial property World Plaza in March 2022.  Our cash and restricted cash at March 31, 2022 was approximately $22.5 million. Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. We also are actively seeking investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders, and may seek a revolving line of credit to provide short-term liquidity. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders.  Future principal payments due on our mortgage notes payables during 2022, total approximately $ 9,737,270, of which $ 6,508,834 is related to model home properties.  Management expects certain model home and commercial properties will be sold, and that the underlying mortgage notes will be paid off with sales proceeds, while other mortgage notes will be refinanced as the Company has done in the past. Additional principal payments will be made with cash flows from ongoing operations.  On March 11, 2022, the Company completed the sale our property World Plaza, located in San Bernardino, CA, for $10 million to an unrelated third party.  This property was not encumbered by any debt and net cash proceeds will be used for future cash needs.

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

The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the three months ended March 31, 2022 and 2021.  The Company intends to continue to pay dividends to our common stockholders on a quarterly basis, and on a monthly basis for the Series D Preferred stockholders going forward, but there can be no guarantee the Board of Directors will approve any future dividends.

Series A Common Stock

Quarter Ended	2022	2021
	Distributions Declared	Distributions Declared
March 31	$0.105	$0.101
Total	$0.105	$0.101

Series D Preferred Stock

Month	2022	2021
	Distributions Declared	Distributions Declared
January	$0.19531	$—
February	0.19531	—
March	0.19531	—
Total	$0.586	$—

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

Cash Equivalents and Restricted Cash

At March 31, 2022 and December 31, 2021, we had approximately  and $14.7 million in cash equivalents, respectively, including  and $4.7 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts and cash held in bank accounts at third-party institutions. During 2022 and 2021, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $1.4 million of our cash balance is intended for capital expenditures on existing properties (some of which is held in deposits reserve accounts by our lenders) during the rest of year. We intend to use the remainder of our existing cash and cash equivalents for asset/property acquisitions, reduction of principal debt, general corporate purposes, common stock repurchases (if market conditions are met), or dividends to our stockholders.

Secured Debt

As of March 31, 2022, all our commercial properties had fixed-rate mortgage notes payable in the aggregate principal amount of $72.6 million, collateralized by a total of 11 commercial properties with loan terms at issuance ranging from 3 to 22 years. The weighted-average interest rate on these mortgage notes payable as of March 31, 2022 was approximately 4.19%, and our debt to estimated market value for our commercial properties was approximately 59.2%.  The debt to estimated market value does not include the $1.6 million related party loan on our Mandolin property in Houston, TX, which is eliminated in consolidation.

As of March 31, 2022, the Company had 78 fixed-rate mortgage notes payable related to model homes in the aggregate principal amount of $20.9 million, excluding loans eliminated through consolidation, collateralized by a total of 78 Model Homes. These loans generally have a term at issuance of three to five years. As of March 31, 2022, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $268,000 and 3.53%, respectively. Our debt to estimated market value on these properties is approximately 60.4%, excluding loans eliminated through consolidation. The Company has guaranteed between 25% - 100% of these mortgage loans.

We have been able to refinance maturing mortgages to extend maturity dates and we have not experienced any notable difficulties financing our acquisitions.

Cash Flows for the three months ended March 31, 2022 and March 31, 2021

Operating Activities: Net cash used in operating activities for the three months ended March 31, 2022 totaled approximately $1.0 million, as compared to cash used in operating activities of $1.5 million for the three months ended March 31, 2021. The change in net cash used in operating activities is mainly due to changes in net income, which fluctuates based on timing of receipt and payment, as well as an increase in non-cash addbacks such as straight-line rent.

Investing Activities: Net cash used in investing activities for the three months ended March 31, 2022 was approximately $122.3 million compared to approximately $18.9 million provided by investing activities during the same period in 2021. The change from each period was primarily related to the gross cash invested into the trust account for Murphy Canyon Acquisition Corp.

We currently project that we could spend up to $1.4 million (some of which is held in deposits reserve accounts by our lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio during the rest of year. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures in the future due to rising construction costs. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities: Net cash provided by financing activities during the three months ended March 31, 2022 was $131.1 million compared to $22.0 million used in financing activities for the same period in 2021 and was primarily due to the following activities for the three months ended March 31, 2022:

•	Proceeds of approximately $132.3 million from public issuance for Murphy Canyon Acquisition common stock during the three months ended March 31, 2022.

•	Net decrease in repayment of mortgage notes payable totaling approximately $14.0 million.

•	Net increase in proceeds from mortgage notes payable totaling approximately $1.4 million.

These increases to cash provided by financing activities was offset by the following:

•	Net increase of payment of deferred offering costs totaling approximately $3.1 million, mainly related to offering costs for Murphy Canyon Acquisition.

•	Net increase in cash dividend payments to Series A Common stockholder and Series D Preferred stockholder of approximately $0.8 million (there were not Series D Preferred dividends during the three months ended March 31, 2021).

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

Common Stock Warrants:

If all the potential Common Stock Warrants outstanding at March 31, 2022, were exercised at the price of $5.00 per share, gross proceeds to us would be approximately $10 million and we would as a result issue an additional 2,000,000 shares of common stock.

Placement Agent Warrants:

If all the potential Placement Agent Warrants outstanding at March 31, 2022, were exercised at the price of $6.25 per share, gross proceeds to us would be approximately $0.5 million and we would as a result issue an additional 80,000 shares of common stock.

January 14, 2022 was the record date, with respect to the distribution of five-year listed warrants (the “Series A Warrants”).  The Series A Warrants and the shares of common stock issuable upon the exercise of the Series A Warrants were registered on a registration statement that was filed with the SEC and was declared effective January 21, 2022. The Series A Warrants commenced trading on the Nasdaq Capital Market under the symbol “SQFTW” on January 24, 2022 and were distributed on that date to persons who held shares of common stock and existing outstanding warrants as of the January 14, 2022 record date, or who acquired shares of common stock in the market following the record date, and who continued to hold such shares at the close of trading on January 21, 2022.  The Series A Warrants give the holder the right to purchase one share of common stock at $7.00 per share, for a period of five years. Should warrantholders not exercise the Series A Warrants during that holding period, the Series A Warrants will automatically convert to 1/10 of a common share at expiration, rounded down to the nearest number of whole shares.

Series A Warrants:

If all the potential Series A Warrants outstanding at March 31, 2022, were exercised at the price of $7.00 per share, gross proceeds to us would be approximately $101.2 million and we would as a result issue an additional 14,450,069 shares of common stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Furthermore, we do not believe that these controls have been impacted by COVID-19 related circumstances, including remote work arrangements with our employees.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors under Part I, Item 1A of our Form 10-K for the year ended December 31, 2021.

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

The following table contains information for shares of common stock repurchased during the three months ended March 31, 2022.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2022	—	$—	—	$—
February 2022	—	—	—	—
March 2022	—	—	—	9,889,369
Total	—	$—	—	$9,889,369

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
4.1	Form of Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-11 filed on November 9, 2021).
10.1	Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-11 filed on November 9, 2021).
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2022.

31.2

Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and months ended March 31, 2022

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

Date: May 16, 2022	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

	By:	/s/ Adam Sragovicz
	Name:	Adam Sragovicz
	Title:	Chief Financial Officer

	By:	/s/ Ed Bentzen
	Name:	Ed Bentzen
	Title:	Chief Accounting Officer