Form 10-Q
period 2022-06-30
Presidio Property Trust, Inc.
filed 2022-08-11
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

At August 11, 2022, registrant had issued and outstanding 12,371,324 shares of its Series A Common Stock, $0.01 par value per share.

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

•

failure by any major tenant (or a substantial number of tenants) to make rental payments to us because of a deterioration of their financial condition, an early termination of their lease, a non-renewal of their lease or a renewal of their lease on terms less favorable to us;

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

•	our reliance on third-party property managers to manage a substantial number of our properties, brokers and/or agents to lease our properties;

•	decrease in supply and/or demand for single family homes, inability to acquire additional model homes and increased competition to buy such properties;

•	terrorist attacks or actions and/or risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions;

•	failure to continue to qualify as a REIT;

•	adverse results of any legal proceedings;

•	changes in laws, rules and regulations affecting our business; and

•	the other risks and uncertainties discussed in Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 30, 2022.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$17,836,329	$21,136,379
Buildings and improvements	115,053,575	119,224,375
Tenant improvements	12,184,676	12,752,518
Lease intangibles	4,110,139	4,110,139
Real estate assets and lease intangibles held for investment, cost	149,184,719	157,223,411
Accumulated depreciation and amortization	(30,368,624)	(30,589,969)
Real estate assets and lease intangibles held for investment, net	118,816,095	126,633,442
Real estate assets held for sale, net	6,679,654	11,431,494
Real estate assets, net	125,495,749	138,064,936
Cash, cash equivalents and restricted cash	21,066,945	14,702,089
Deferred leasing costs, net	1,137,233	1,348,234
Goodwill	2,423,000	2,423,000
Other assets, net	3,876,429	4,658,504
Investments held in Trust (see Notes 2 & 9)	135,096,767	—
TOTAL ASSETS	$289,096,123	$161,196,763
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$89,432,732	$87,324,319
Mortgage notes payable related to properties held for sale, net	4,500,502	1,535,513
Mortgage notes payable, total net	93,933,234	88,859,832
Accounts payable and accrued liabilities	3,895,445	4,569,537
Accounts payable and accrued liabilities of SPAC (see Notes 2 & 9)	4,774,808	15,499
Accrued real estate taxes	953,277	1,940,913
Dividends payable preferred stock	179,685	179,685
Lease liability, net	61,518	75,547
Below-market leases, net	45,685	73,130
Total liabilities	103,843,652	95,714,143
Commitments and contingencies (Note 2 & 9)
SPAC Class A common stock subject to possible redemption; 13,225,000 shares (at $10.20 per share), net of issuance cost of approximately $6,400,000	128,636,719	—
Equity:
Series D Preferred Stock, $0.01 par value per share; 1,000,000 shares authorized; 920,000 shares issued and outstanding (liquidation preference $25.00 per share) as of June 30, 2022 and December 31, 2021, respectively	9,200	9,200
Series A Common Stock, $0.01 par value per share, shares authorized: 100,000,000; 11,793,757 shares and 11,599,720 shares were issued and outstanding at June 30, 2022 and December 31, 2021, respectively	117,938	115,997
Additional paid-in capital	183,126,885	186,492,012
Dividends and accumulated losses	(135,754,642)	(130,947,434)
Total stockholders' equity before noncontrolling interest	47,499,381	55,669,775
Noncontrolling interest	9,116,371	9,812,845
Total equity	56,615,752	65,482,620
TOTAL LIABILITIES AND EQUITY	$289,096,123	$161,196,763

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Rental income	$4,188,076	$4,553,798	$8,640,394	$10,031,021
Fees and other income	132,784	292,785	253,607	484,316
Total revenue	4,320,860	4,846,583	8,894,001	10,515,337
Costs and expenses:
Rental operating costs	1,348,083	1,485,815	2,931,556	3,324,738
General and administrative	1,214,005	1,344,770	2,797,696	2,882,036
Depreciation and amortization	1,316,193	1,368,209	2,655,418	2,797,143
Impairment of real estate assets	—	—	—	300,000
Total costs and expenses	3,878,281	4,198,794	8,384,670	9,303,917
Other income (expense):
Interest expense-mortgage notes	(1,085,860)	(1,207,036)	(2,103,573)	(2,512,057)
Interest expense - note payable	—	—	—	(279,373)
Interest and other (expense), net	93,128	(20,657)	166,733	(53,443)
Gain on sales of real estate, net	1,227,484	2,594,341	2,750,269	1,433,014
Gain on extinguishment of government debt	—	—	—	10,000
Income tax expense	(259,285)	(238,701)	(524,524)	(288,899)
Total other income (expense), net	(24,533)	1,127,947	288,905	(1,690,758)
Net income (loss)	418,046	1,775,736	798,236	(479,338)
Less: Income attributable to noncontrolling interests	(709,202)	(925,697)	(1,917,878)	(1,332,305)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$(291,156)	$850,039	$(1,119,642)	$(1,811,643)
Less: Preferred Stock Series D dividends	(539,056)	(95,836)	(1,078,111)	(95,836)
Less: Series A Warrant dividend	—	—	(2,456,512)	—
Net income (loss) attributable to Presidio Property Trust, Inc. common stockholders	$(830,212)	$754,203	$(4,654,265)	$(1,907,479)

Net income (loss) per share attributable to Presidio Property Trust, Inc. common stockholders:
Basic & Diluted	$(0.07)	$0.08	$(0.39)	$(0.20)

Weighted average number of common shares outstanding - basic & diluted	11,799,689	9,508,363	11,786,741	9,508,363

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2021	920,000	$9,200	11,599,720	$115,997	$186,492,012	$(130,947,434)	$55,669,775	$9,812,845	$65,482,620
Net income	—	—	—	—	—	(828,486)	(828,486)	1,208,676	380,190
Vesting of restricted stock	—	—	196,250	1,963	762,423	—	764,386	—	764,386
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(1,298,252)	(1,298,252)	—	(1,298,252)
Dividends to Series D Preferred Stockholders	—	—	—	—	—	(539,056)	(539,056)	—	(539,056)
Remeasurement of SPAC Class A common stock subject to possible redemption	—	—	—	—	(4,023,113)	—	(4,023,113)	—	(4,023,113)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(258,410)	(258,410)
Balance, March 31, 2022	920,000	9,200	11,795,970	117,960	183,231,322	(133,613,228)	49,745,254	10,763,111	60,508,365
Net income	—	$—	—	$—	$—	(291,156)	(291,156)	709,202	418,046
Vesting of restricted stock	—	—	8,198	82	27,955		28,037	—	28,037
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(1,311,202)	(1,311,202)	—	(1,311,202)
Dividends to Series D Preferred Stockholders	—	—	—	—	—	(539,056)	(539,056)	—	(539,056)
SPAC remeasurement of Class A shares	—	—	—	—	(101,767)	—	(101,767)	—	(101,767)
Repurchase of Series A Common Stock, at cost	—	—	(10,411)	(104)	(30,625)		(30,729)	—	(30,729)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(2,355,942)	(2,355,942)
Balance, June 30, 2022	920,000	$9,200	11,793,757	$117,938	$183,126,885	$(135,754,642)	$47,499,381	$9,116,371	$56,615,752

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2020	—	$—	9,508,363	$95,038	$156,463,146	$(121,674,505)	$34,883,679	$15,238,902	$50,122,581
Net loss	—	—	—	—	—	(2,661,682)	(2,661,682)	406,608	(2,255,074)
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(998,795)	(998,795)	—	(998,795)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(2,034,212)	(2,034,212)
Balance, March 31, 2021	—	—	9,508,363	95,038	156,463,146	(125,334,982)	31,223,202	13,611,298	44,834,500
Net income	—	—	—	—	—	850,039	850,039	925,697	1,775,736
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(1,009,389)	(1,009,389)	—	(1,009,389)
Dividends to Series D Preferred Stockholders	—	—	—	—	—	(95,836)	(95,836)	—	(95,836)
Issuance of preferred stock Series D, net of issuance costs	920,000	9,200	—	—	20,480,603	—	20,489,803	—	20,489,803
Distributions in excess of contributions received	—	—	—	—	—	—	—	(744,884)	(744,884)
Balance, June 30, 2021	920,000	$9,200	9,508,363	$95,038	$176,943,749	$(125,590,168)	$51,457,819	$13,792,111	$65,249,930

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$798,236	$(479,338)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,655,418	2,797,143
Stock compensation	568,701	582,199
Bad debt expense	13,416	—
Gain on sale of real estate assets, net	(2,750,269)	(1,433,014)
Gain on extinguishment of government debt	—	(10,000)
Net change in fair value marketable securities	156,891	19,785
Impairment of real estate assets	—	300,000
Amortization of financing costs	125,850	371,201
Amortization of above-market leases	—	36,055
Amortization of below-market leases	(27,445)	(34,450)
Straight-line rent adjustment	(46,305)	(170,554)
Changes in operating assets and liabilities:
Other assets	317,942	246,728
Accounts payable and accrued liabilities	(1,284,696)	(938,461)
Accrued real estate taxes	(987,636)	(1,607,985)
Net cash used in operating activities	(459,897)	(320,691)
Cash flows from investing activities:
Real estate acquisitions	(4,646,330)	(2,851,800)
Additions to buildings and tenant improvements	(832,990)	(332,508)
Investment in marketable securities	(661,247)	(756,178)
Proceeds from sale of marketable securities	1,111,608	63,456
Investment of SPAC IPO proceeds into Trust Account	(134,895,000)	—
Additions to deferred leasing costs	(35,864)	(73,491)
Proceeds from sales of real estate, net	18,839,913	44,335,436
Net cash provided by (used in) investing activities	(121,119,910)	40,384,915
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	12,590,235	8,003,807
Repayment of mortgage notes payable	(7,361,659)	(38,077,499)
Repayment of note payable	—	(7,675,598)
Payment of deferred offering costs	(3,201,266)	(214,982)
Distributions to noncontrolling interests, net	(2,614,352)	(2,779,096)
Proceeds from initial public offering of SPAC	132,250,000	—
Issuance of Preferred Stock Series D, net of offering costs	—	20,489,803
Repurchase of common stock, at cost	(30,729)	—
Dividends paid to preferred stockholders	(1,078,112)	—
Dividends paid to common stockholders	(2,609,454)	(2,008,184)
Net cash provided by (used in) financing activities	127,944,663	(22,261,749)
Net increase (decrease) in cash equivalents and restricted cash	6,364,856	17,802,475
Cash, cash equivalents and restricted cash - beginning of period	14,702,089	11,540,917
Cash, cash equivalents and restricted cash - end of period	$21,066,945	$29,343,392
Supplemental disclosure of cash flow information:
Interest paid-mortgage notes payable	$1,971,942	$2,400,367
Interest paid-notes payable	$—	$103,861
Non-cash financing activities:
Unpaid deferred financing costs	$—	$35,000
Deferred offering cost SPAC, underwriting commission payable	$4,628,750	$—
Dividends payable - Preferred Stock Series D	$179,685	$95,836

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2022

1. ORGANIZATION

Organization. Presidio Property Trust, Inc. (“we”, “our”, “us” or the “Company”) is an internally-managed real estate investment trust (“REIT”), with holdings in office, industrial, retail and model home properties. We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” Through Presidio Property Trust, Inc., its subsidiaries, and its partnerships, we own 12 commercial properties in fee interest, two of which we own as a partial interest in various affiliates, in which we serve as general partner, member and/or manager, and a special purpose acquisition company as noted below.

The Company or one of its affiliates operates the following partnerships during the periods covered by these condensed consolidated financial statements:

•	The Company is the sole general partner and limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), both of which, at June 30, 2022, had ownership interests in an entity that owns income producing real estate. The Company refers to these entities collectively as the "NetREIT Partnerships".

•	The Company is the general and limited partner in five limited partnerships that purchase model homes and lease them back to homebuilders (Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP, Dubose Model Home Investors #204, LP, Dubose Model Home Investors #205, LP, and Dubose Model Home Investors #206, LP). The Company refers to these entities collectively as the “Model Home Partnerships”.

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

The Company evaluated the accounting guidance in ASC 480 - Distinguishing Liabilities from Equity and ASC 815 - Derivatives and Hedging regarding the classification of the Pre-Funded Warrant, Common Stock Warrants, and Placement Agent Warrants as equity or a liability and ultimately determined that it should be classified as permanent equity.  As of June 30, 2022, none of the Common Stock Warrants and Placement Agent Warrants have been exercised.

Warrant Dividend.  In January 2022, we distributed five-year listed warrants (the “Series A Warrants”) to our Series A Common Stockholders.  The Series A Warrants and the shares of Series A Common Stock issuable upon the exercise of the Series A Warrants were registered on a registration statement that was filed with the SEC and was declared effective January 21, 2022. The Series A Warrants commenced trading on the Nasdaq Capital Market under the symbol “SQFTW” on January 24, 2022 and were distributed on that date to persons who held Series A Common Stock and existing outstanding warrants as of the January 14, 2022 record date, or who acquired Series A Common Stock in the market following the record date, and who continued to hold such shares at the close of trading on January 21, 2022.  The Series A Warrants give the holder the right to purchase one share of common stock at $7.00 per share, for a period of five years. Should warrantholders not exercise the Series A Warrants during that holding period, the Series A Warrants will automatically convert to 1/10 of a common share at expiration, rounded down to the nearest number of whole shares.  On the first day of trading SFQTW closed at $0.17 per warrant with 14,450,069 warrants in the public market.

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

Short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders.  Future principal payments due on mortgage notes payables, during the last six months of 2022, total approximately $3.9 million, of which $3.2 million is related to model home properties.  Management expects certain model home properties can be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes can be refinanced, as the Company has historically been able to do in the past.  Additional principal payments will be made with cash flows from ongoing operations.  The mortgage note payable for 300 N.P. was an amortizing loan with a balloon payment of $2.2 million due at maturity, on June 11, 2022.  The Company paid this note in full on May 11, 2022 with available cash on hand.  Additionally, the Company has committed to provide additional funds, or obtain financing, if need to a special purpose acquisition company, or "SPAC", for which we serve as the financial sponsor (as described below in Note 2. Significant Account Policies).

As the Company continues its operations, it may re-finance or seek additional financing.  However, there can be no assurance that any such re-financing or additional financing will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans and/or certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Management believes that the combination of working capital on hand and the ability to refinance commercial and model home mortgages will fund operations through at least the next twelve months from the date of the issuance of these unaudited interim financial statements.

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

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of, and for the three and six months ended June 30, 2022 and 2021, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the SEC on March 30, 2022. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 due to real estate market flections, available mortgage lending rates and other factors, such as the effects of COVID-19 and its possible influence on our future results.

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

The value attributable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net increase in rental income of approximately $14,000 and $27,000 for the three and six months ended June 30, 2022, respectively.  Amortization of above and below-market rents resulted in a net decrease in rental income of approximately$3,000 and $2,000 for the three and six months ended June 30, 2021, respectively.

The value of in-place leases and unamortized lease origination costs are amortized to expenses over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third-party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $50,000 and $0.1 million, for the three and six months ended June 30, 2022, respectively.  Amortization expenses related to these assets was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third-party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At June 30, 2022 and  December 31, 2021, the Company had net deferred leasing costs of approximately $1.1 million and $1.4 million, respectively. Total amortization expense for the three and six months ended June 30, 2022 was approximately $0.1 million and $0.2 million, respectively.  Total amortization expense for the three and six months ended June 30, 2021 was approximately $0.1 million and $0.2 million, respectively.

Cash Equivalents and Restricted Cash. At June 30, 2022 and December 31, 2021, we had approximately $21.1 million and $14.7 million in cash, cash equivalents and restricted cash, respectively, of which approximately $4.3 million and $4.7 million represented restricted cash, respectively.  The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At June 30, 2022 and  December 31, 2021, the Company had approximately $13.5 million and $7.3 million, respectively, in deposits in financial institutions that exceeded the federally insurable limits. Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are for payment of property taxes, insurance, leasing costs and capital expenditures.

Real Estate Held for Sale. Real estate held for sale during the current period is classified as “real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Mortgage notes payable related to the real estate held for sale during the current period are classified as “mortgage notes payable related to real estate held for sale, net” for all prior periods presented in the accompanying condensed consolidated financial statements. As of June 30, 2022, one commercial property met the criteria to be classified as held for sale and five model homes were classified as held for sale.

Deferred Offering Costs. Deferred offering costs represent legal, accounting and other direct costs related to our offerings. As of June 30, 2022 and December 31, 2021, we have incurred approximately $117,000 and $135,000, at the end of each period.  These costs are related to our offering of common and preferred stock in connection with the sponsorship, through our wholly-owned subsidiary Murphy Canyon Acquisition Sponsor, LLC (the “Sponsor”), of a special purpose acquisition company (“SPAC”) initial public offering as of December 31, 2021.  As of June 30, 2022, these costs are related to the preparation of a registration statement.  These costs were deferred and recorded as a long-term asset at June 30, 2022 and December 31, 2021.

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

Additionally, in an inactive market, a market price quoted from an independent third-party may rely more on models with inputs based on information available only to that independent third-party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources.  As of June 30, 2022 and December 31, 2021, our marketable securities presented on the balance sheet were measured at fair value using Level 1 market prices and totaled approximately $1.0 million and $1.5 million, respectively, with a cost basis of approximately $1.1 million and $1.6 million, respectively.  There were no financial liabilities measured at fair value as of June 30, 2022 and December 31, 2021.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Common Stock Warrants	2,000,000	—	2,000,000	—
Placement Agent Warrants	80,000	—	80,000	—
Series A Warrants	14,450,069	—	14,450,069	—
Unvested Common Stock Grants	577,567	385,274	577,567	385,274

Total potentially dilutive shares	17,107,636	385,274	17,107,636	385,274

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

All of the Public Shares of Murphy Canyon SPAC (Class A Common Shares) contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity.  Accordingly, as of  June 30, 2022, the Public Shares are presented as temporary equity, outside the shareholder's equity section of the Company's  June 30, 2022 balance sheet.

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

Warrant Instruments SPAC. Murphy Canyon accounts for warrants in accordance with the guidance contained in ASC 480 and FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40 and ASC 840 warrants that meet the criteria for equity treatment are recorded in stockholder’s equity. The warrants are subject to re-evaluation of the proper classification and accounting treatment at each reporting period. If the warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the statement of operations. The warrants meet the criteria for classification as equity because they are not exercisable until after the SPAC business combination is completed, at which point the common shares are no longer redeemable and because they are indexed to Murphy Canyon's common stock and meet the other criteria for equity classification.   See Note 9 Commitments and Contingencies for additional details regarding Murphy Canyon.

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

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.  This ASU clarifies how the fair value of equity securities subject to contractual sale restrictions is determined. Prior to its issuance, there was diversity in practice as to whether the effects of a contractual restriction that prohibits the sale of an equity security should be considered in measuring the security’s fair value.  ASU 2022-03 clarifies that a contractual sale restriction should not be considered in measuring fair value. It also requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities.  ASU 2022-03 takes effect for public companies for fiscal years beginning after December 15, 2023.  The Company is continuing to evaluate the impact of this guidance on its financial statements.

3. RECENT REAL ESTATE TRANSACTIONS

Acquisitions during the six months ended June 30, 2022:

•	The Company acquired 8 model homes for approximately $4.6 million. The purchase price was paid through cash payments of approximately $1.4 million and mortgage notes of approximately $3.2 million.

Acquisitions during the six months ended June 30, 2021:

•	The Company acquired six model homes for approximately $2.9 million. These acquisitions were paid for with approximately $0.9 million in cash payments and approximately $2.0 million in mortgage loans. There were no other commercial properties acquired during this period.

Dispositions during the six months ended June 30, 2022:

•	World Plaza, which was sold on March 11, 2022, for approximately $10.0 million and the Company recognized a loss of approximately $0.3 million.

•	The Company disposed of 18 model homes for approximately $10.0 million and recognized a gain of approximately $3.0 million.

Dispositions during the six months ended June 30, 2021:

•	Waterman Plaza, which was sold on January 28, 2021, for approximately $3.5 million and the Company recognized a loss of approximately $0.2 million.

•	Garden Gateway, which was sold on February 19, 2021, for approximately $11.2 million and the Company recognized a loss of approximately $1.4 million.

•	Highland Court, which was sold on May 20, 2021 for approximately $10.2 million and the Company recognized a loss of approximately $1.6 million.

•	Executive Office Park, which was sold on May 21, 2021 for approximately $8.1 million and the Company recognized a gain of approximately $2.5 million.

•	The Company disposed of 32 model homes for approximately $15.1 million and recognized a gain of approximately $2.3 million.

4. REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, retail, and triple-net leased model home properties.  We have five commercial properties located in Colorado, four in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are located in three states. As of June 30, 2022, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial property (“Office/Industrial Properties”) which total approximately 755,862 rentable square feet;

•	Three retail shopping centers (“Retail Properties”) which total approximately 65,242 rentable square feet; and

•

 82 model home residential properties (“Model Homes” or “Model Home Properties”), totaling approximately 252,235 square feet, leased back on a triple-net basis to homebuilders that are owned by five affiliated limited partnerships and one wholly-owned corporation, all of which we control.

A summary of the properties owned by the Company as of June 30, 2022 and  December 31, 2021 is as follows:

	Date		Real estate assets, net (in thousands)
Property Name	Acquired	Location	June 30, 2022	December 31, 2021
World Plaza (1)	September 2007	San Bernardino, CA	$—	$9,272,213
Genesis Plaza (3)	August 2010	San Diego, CA	8,062,568	8,310,803
Dakota Center	May 2011	Fargo, ND	8,475,529	8,607,360
Grand Pacific Center (2)	March 2014	Bismarck, ND	5,345,784	5,457,447
Arapahoe Center	December 2014	Centennial, CO	8,717,481	8,821,278
Union Town Center	December 2014	Colorado Springs, CO	9,053,038	9,169,387
West Fargo Industrial	August 2015	Fargo, ND	6,951,471	7,025,325
300 N.P.	August 2015	Fargo, ND	2,942,377	2,929,563
Research Parkway	August 2015	Colorado Springs, CO	2,344,622	2,375,943
One Park Center	August 2015	Westminster, CO	8,028,575	7,992,420
Shea Center II	December 2015	Highlands Ranch, CO	19,960,778	20,246,645
Mandolin (4)	August 2021	Houston, TX	4,829,841	4,875,696
Baltimore	December 2021	Baltimore, MD	8,774,229	8,891,810
Presidio Property Trust, Inc. properties			93,486,293	103,975,890
Model Home properties (5)	2016 - 2022	IL, TX, WI	32,009,456	34,089,046
Total real estate assets and lease intangibles, net			$125,495,749	$138,064,936

(1) This property was sold during the six months ended June 30, 2022.

(2) This property is held for sale as of June 30, 2022.

(3) Genesis Plaza is owned by two tenants-in-common, each of which owns 57% and 43%, respectively, and we beneficially own an aggregate of 76.4%.

(4) Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.

(5) Includes Model Homes listed as held for sale as of June 30, 2022.

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	June 30, 2022			December 31, 2021
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$2,515,264	$(2,420,078)	$95,186	$2,515,264	$(2,353,782)	$161,482
Leasing costs	1,261,390	(1,201,566)	59,824	1,261,390	(1,165,701)	95,689
Above-market leases	333,485	(333,485)	—	333,485	(333,485)	—
	$4,110,139	$(3,955,129)	$155,010	$4,110,139	$(3,852,968)	$257,171

At  June 30, 2022 and  December 31, 2021, gross lease intangible assets of $0.0 and $1.1 million, respectively, were included in real estate assets held for sale.  At  June 30, 2022 and  December 31, 2021, accumulated amortization related to the lease intangible assets of $0.0 and $1.1 million, respectively, were included in real estate assets held for sale.

The net value of acquired intangible liabilities was approximately $45,685 and $73,130 relating to below-market leases at  June 30, 2022 and  December 31, 2021, respectively.

Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

2022	$100,181
2023	17,526
2024	17,526
2025	15,670
2026	4,107
Thereafter	—
Total	$155,010

6. OTHER ASSETS

Other assets consist of the following:

	June 30,	December 31,
	2022	2021
Deferred rent receivable	$1,435,377	$1,660,197
Prepaid expenses, deposits and other	775,972	473,554
Investment in marketable securities	984,201	1,514,483
Accounts receivable, net	134,756	401,927
Right-of-use assets, net	60,411	74,643
Other intangibles, net	52,483	82,483
Notes receivable	316,374	316,374
Deferred offering costs	116,855	134,843
Total other assets	$3,876,429	$4,658,504

Periodically, the Company may sell an option in the marketable securities it holds to unrelated third parties for the right to purchase certain securities held within its investment portfolios (“covered call options”). These option transactions are designed primarily to increase the total return associated with holding the related securities as earning assets by using fee income generated from these options. These transactions are not designated as hedging relationships pursuant to accounting guidance ASC 815 and, accordingly, changes in fair values of these contracts, are reported in other income (expense).  There are several risks associated with transactions in options on securities. For example, there are significant differences between the securities and options markets that could result in an imperfect correlation between these markets, causing a given transaction not to achieve its objectives. A transaction in options or securities may be unsuccessful to some degree because of market behavior or unexpected events. When we write a covered call option, we forgo, during the option’s life, the opportunity to profit from increases in the market value of the security covering the call option above the sum of the premium and the strike price of the call, but retain the risk of loss should the price of the underlying security decline. The writer of an option has no control over the time when it may be required to fulfill its obligation before the sold option expires, and once an option writer has received an exercise notice, it must deliver the underlying security in exchange for the strike price.

As of June 30, 2022, we owned common shares of 13 different publicly traded REITs and an immaterial amount of written covered call options in six of those same REITs.  The gross fair market value on our publicly traded REIT securities was $989,654, with written covered call options totaling $5,453.  As of June 30, 2022, the net fair value of our publicly traded REIT securities was $984,201 based on the June 30, 2022 closing prices.  As of December 31, 2021, we owned common shares of 19 different publicly traded REITs and an immaterial amount of covered call options in ten of those same REITs.  The gross fair market value on our publicly traded REIT securities was $1,529,185, with covered call options totaling $14,702.  As of December 31, 2021, the net fair value of our publicly traded REIT securities was $1,514,483 based on the December 31, 2021 closing prices.

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following:

	Principal as of
	June 30,	December 31,	Loan	Interest
Mortgage note property	2022	2021	Type	Rate (1)	Maturity
300 N.P. (2)	-	2,232,923	Fixed	4.95%	6/11/2022
Dakota Center	9,560,814	9,677,108	Fixed	4.74%	7/6/2024
Research Parkway	1,677,119	1,705,438	Fixed	3.94%	1/5/2025
Arapahoe Service Center	7,687,042	7,770,887	Fixed	4.34%	1/5/2025
Union Town Center	8,099,754	8,173,568	Fixed	4.28%	1/5/2025
One Park Centre	6,220,286	6,276,849	Fixed	4.77%	9/5/2025
Genesis Plaza	6,112,415	6,168,604	Fixed	4.71%	9/6/2025
Shea Center II	17,362,510	17,494,527	Fixed	4.92%	1/5/2026
West Fargo Industrial (6)	4,089,833	4,148,405	Fixed	3.27%	8/5/2029
Grand Pacific Center (3) (4)	3,558,614	3,619,695	Fixed	4.02%	8/1/2037
Baltimore	5,670,000	—	Fixed	4.67%	4/6/2032
Mandolin	3,665,201	—	Fixed	4.35%	4/20/2029
Subtotal, Presidio Property Trust, Inc. Properties	$73,703,588	$67,268,004
Model Home mortgage notes (4) (5)	20,947,121	22,154,128	Fixed		2022 - 2024
Mortgage Notes Payable	$94,650,709	$89,422,132
Unamortized loan costs	(717,475)	(562,300)
Mortgage Notes Payable, net	$93,933,234	$88,859,832

(1)	Interest rates as of June 30, 2022.
(2)	The mortgage note payable for 300 N.P. is an amortizing loan with a balloon payment of $2.2 million due at maturity, on June 11, 2022. The Company paid this note in full on May 11, 2022 with available cash on hand.
(3)	Interest rate is subject to possible reset on September 1, 2023.
(4)	Property held for sale as of June 30, 2022. There were five model homes included as real estate assets held for sale.
(5)	Our model homes have stand-alone mortgage note at interest rates ranging from 2.50% to 5.18% per annum as of June 30, 2022.
(6)	Interest rate is subject to possible reset on August 5, 2023.

The Company is in compliance with all material conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable were as follows as of June 30, 2022:

	Presidio Property	Model
	Trust, Inc.	Homes	Total Principal
Years ending December 31:	Notes Payable	Notes Payable	Payments
2022	$704,494	$3,244,546	$3,949,040
2023	1,470,877	7,768,366	9,239,243
2024	10,449,488	9,934,209	20,383,697
2025	28,852,888	—	28,852,888
2026	16,719,849	—	16,719,849
Thereafter	15,505,992	—	15,505,992
Total	$73,703,588	$20,947,121	$94,650,709

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

Since September 2021, we have issued five promissory notes to our majority owned subsidiary Dubose Model Home Investors 202 LP and Dubose Model Home Investors 204 LP for the refinancing of five model home properties in Texas and Wisconsin, for approximately $1.1 million with an interest rate of 3.0% per annum and maturity dates in  November 2022 and December 2022.   These notes payable and note receivable, including interest expense and interest income related to this promissory note, are eliminated through consolidation on our financial statements.

On August 17, 2021, we issued a promissory note to our majority owned subsidiary NetREIT Highland for the acquisition of the Mandolin property in Houston, Texas, for $1.56 million with an interest rate of 4.0% per annum and a maturity date of August 17, 2022.   This note payable and note receivable, including interest expense and interest income related to this promissory note, were eliminated through consolidation on our financial statements.  During April 2022, this loan was refinanced with a loan from a third-party bank totaling $3.7 million, with the proceeds being used to pay back our $1.56 million promissory note.

On December 20, 2021, we issued a promissory note to our majority owned subsidiary PPT Baltimore for the acquisition of the Baltimore property in Baltimore, Maryland, for $5.65 million with an interest rate of 4.5% per annum and a maturity date of December 20, 2022.   This note payable and note receivable, including interest expense and interest income related to this promissory note, were eliminated through consolidation on our financial statements.  During March 2022, this loan was refinanced with a loan from a third-party lender totaling $5.67 million, with the proceeds being used to pay back our $5.65 million promissory note.

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

Sponsorship of Special Purpose Acquisition Company.  On January 7, 2022, we announced our sponsorship, through our wholly-owned subsidiary, Murphy Canyon Acquisition Sponsor, LLC (the “Sponsor”), of a special purpose acquisition company (“SPAC”) initial public offering. The SPAC raised $132,250,000 in capital investment to acquire businesses in the real estate industry, including construction, homebuilding, real estate owners and operators, arrangers of financing, insurance, and other services for real estate, and adjacent businesses and technologies targeting the real estate space, which we may refer to as “Proptech” businesses. We, through our wholly-owned subsidiary, owned approximately 23.5% of the issued and outstanding stock in the entity upon the initial public offering being declared effective and consummated (excluding the private placement units described below), and that following the completion of its initial business combination that the SPAC will operate as a separately managed, publicly traded entity. The SPAC offered 132,250,000 units, with each unit consisting of one share of common stock and three-quarters of one redeemable warrant.  The warrants were evaluated using the guidance in ASC 480 "Distinguishing Liabilities from Equity" and we concluded that the warrants are indexed to Murphy Canyon's common stock and meets the criteria to be classified in stockholders' equity.

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

The Murphy Canyon IPO, of 13,225,000 units (“Units”) and, with respect to the common stock included in the Units being offered, the (“Public Shares”), closed on February 7, 2022, raising gross proceeds for Murphy Canyon of $132,250,000, including the exercise in full by the underwriters of their over-allotment option. In connection with the IPO, we purchased, through the Sponsor, 754,000 placement units (the “placement units”) at a price of $10.00 per unit, for an aggregate purchase price of $7,540,000.  The Sponsor has agreed to transfer an aggregate of 45,000 placement units (15,000 each) to each of Murphy Canyon’s independent directors.  These proceeds were deposited in a trust account established for the benefit of the Murphy Canyon public shareholders and are included in Investments held in Trust in the accompanying condensed consolidated balance sheet at June 30, 2022. In connection with the initial public offering, Murphy Canyon incurred $7,738,161 in issuance costs, including $2,645,000 of underwriting discounts and commission, $4,628,750 of deferred underwriting fees and $464,411 of other offering costs.  These costs were allocated to temporary and permanent equity and offset against the proceeds.

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

In accordance with the terms of the Series D Preferred Stock, the Series D monthly dividend has been approved by the Board of Directors through June 2022 in the amount of $0.19531 per share payable on the 15th of every month to stockholders of record of Series D Preferred Stock as of the last day of the prior month.  Total dividends paid to Series D Preferred stockholders during the three and six months ended June 30, 2022 was approximately $0.5 million and $1.1 million, respectively.

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

The Company evaluated the accounting guidance in ASC 480 and ASC 815 regarding the classification of the Pre-Funded Warrant, Common Stock Warrants, and Placement Agent Warrants as equity or a liability and ultimately determined that it should be classified as permanent equity.  As of June 30, 2022, none of the Common Stock Warrants and Placement Agent Warrants have been exercised.

Stock Repurchase Program.  On September 17, 2021, the Board of Directors authorized a stock repurchase program of up to $10 million of outstanding shares of our Series A Common Stock.  During September 2021, the Company was able to purchase 18,133 shares at an average price of $3.73692 per share, plus commission of $0.035 per share, for a total cost of $68,396.  During December 2021, the Company was able to purchase 11,588 shares at an average price of $3.6097 per share, plus commission of $0.035 per share, for a total cost of $42,235.  No repurchases were made during the first quarter of 2022, and during the three months ended June 30, 2022, the Company was able to purchase 10,411 shares at an average price of $2.9698 per share, including transaction costs, for a total cost of $30,919.  These shares will be treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders' equity at cost.  While we will continue to pursue value creating investments, the Board believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently.

Cash Dividends on Common Stock.  For the three and six months ended June 30, 2022, the Company declared and paid cash dividends of approximately $1.3 million, and $2.6 million, respectively. For the three and six months ended June 30, 2021 the Company declared and paid approximately $1.0 million, and $2.0 million, respectively.  The Company intends to continue to pay dividends to our common stockholders on a quarterly basis, and on a monthly basis to holders of our Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future dividends.  The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the six months ended June 30, 2022 and 2021.

Series A Common Stock

Quarter Ended	2022	2021
	Distributions Declared	Distributions Declared
March 31	$0.105	$0.101
June 30	0.106	0.102
Total	$0.211	$0.203

Series D Preferred Stock

Month	2022	2021
	Distributions Declared	Distributions Declared
January	$0.19531	$—
February	0.19531	—
March	0.19531	—
April	0.19531	—
May	0.19531	—
June	0.19531	0.10417
Total	$1.17186	$0.10417

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

Dividend Reinvestment Plan. The Company adopted a distribution reinvestment plan (the “DRIP”) that allowed stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of the Company’s Common Stock. The Company registered 3,000,000 shares of Common Stock pursuant to the DRIP. The purchase price per share used in the past was 95% of the price the Company sold its shares, or $19.00 per share. No sales commission or dealer manager fees were paid on shares sold through the DRIP. The Company may amend, suspend or terminate the DRIP at any time. Any such amendment, suspension or termination is effective upon a designated dividend record date and notice of such amendment, suspension or termination is sent to all participants at least thirty (30) days prior to such record date. The DRIP became effective on January 23, 2012, was suspended on December 7, 2018 and adopted on October 6, 2020 in connection with our IPO, and updated to reflect a change in transfer agent and registrar. As of June 30, 2022, approximately $17.4 million or approximately 917,074 shares of Common Stock have been issued under the DRIP. No shares were issued under the DRIP since it was suspended in 2018.

11. SHARE-BASED INCENTIVE PLAN

The Company maintains a restricted stock incentive plan for the purpose of attracting and retaining officers, employees, and non-employee board members. Share awards generally vest in equal annual installments over a three-to-ten-year period from date of issuance. Non-vested shares have voting rights and are eligible for any dividends paid to common shares. The Company recognized compensation cost for these fixed awards over the service vesting period, which represents the requisite service period, using the straight-line method. Prior to our IPO, the value of non-vested shares was calculated based on the offering price of the shares in the most recent private placement offering of $20.00, adjusted for stock dividends since granted and assumed selling costs, which management believed approximated fair market value as of the date of grant. Upon our IPO, the value of non-vested shares granted is generally calculated based on the closing price of our common stock on the date of the grant.

During our Annual Stockholders meeting, held on May 26, 2022, the Company's 2017 Incentive Award Plan was amended to increase the available shares for issuance from 1.1 million to 2.5 million.

A summary of the activity for the Company’s restricted stock was as follows:

Outstanding shares:	Common Shares

Balance at December 31, 2021	295,471
Granted	389,823
Forfeited	(11,780)
Vested	(95,947)
Balance at June 30, 2022	577,567

The non-vested restricted shares outstanding as of June 30, 2022 will vest over the next one to six years.

Share-based compensation expense was approximately $0.6 million for both the six months ended June 30, 2022 and 2021.  As of  June 30, 2022, future unrecognized stock compensation related to unvested shares totaled approximately $2.6 million.

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

The following tables compare the Company’s segment activity to its results of operations and financial position as of and for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Office/Industrial Properties:
Rental, fees and other income	$3,150,251	$3,317,847	$6,273,139	$7,260,652
Property and related expenses	(1,174,391)	(1,262,483)	(2,530,925)	(3,116,754)
Net operating income, as defined	1,975,860	2,055,364	3,742,214	4,143,898
Model Home Properties:
Rental, fees and other income	696,964	845,412	1,407,292	1,789,190
Property and related expenses	(25,440)	(30,215)	(53,208)	(80,501)
Net operating income, as defined	671,524	815,197	1,354,084	1,708,689
Retail Properties:
Rental, fees and other income	471,344	683,324	1,224,685	1,465,495
Property and related expenses	(145,951)	(193,117)	(358,538)	(427,483)
Net operating income, as defined	325,393	490,207	866,147	1,038,012
Reconciliation to net loss:
Total net operating income, as defined, for reportable segments	2,972,777	3,360,768	5,962,445	6,890,599
General and administrative expenses	(1,214,005)	(1,344,770)	(2,797,696)	(2,882,036)
Depreciation and amortization	(1,316,193)	(1,368,209)	(2,655,418)	(2,797,143)
Interest expense	(1,085,860)	(1,207,036)	(2,103,573)	(2,791,430)
Gain on extinguishment of government debt	—	—	—	10,000
Other income (expense), net	93,128	(20,657)	166,733	(53,443)
Income tax expense	(259,285)	(238,701)	(524,524)	(288,899)
Gain (loss) on sale of real estate	1,227,484	2,594,341	2,750,269	1,433,014
Net income (loss)	$418,046	$1,775,736	$798,236	$(479,338)

	June 30,	December 31,
Assets by Reportable Segment:	2022	2021
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$77,224,583	$78,240,086
Total assets (2)	$78,900,054	$76,453,436
Model Home Properties:
Land, buildings and improvements, net (1)	$32,009,456	$34,089,046
Total assets (2)	$30,652,005	$31,047,202
Retail Properties:
Land, buildings and improvements, net (1)	$16,227,501	$25,693,239
Total assets (2)	$16,909,932	$27,579,469
Reconciliation to Total Assets:
Total assets for reportable segments	$126,461,991	$135,080,107
Other unallocated assets:
Cash, cash equivalents and restricted cash	12,154,873	6,738,345
Other assets, net	150,479,259	19,378,311
Total Assets	$289,096,123	$161,196,763

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.

(2)

Includes land, buildings and improvements, cash, cash equivalents, and restricted cash, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	For the Six Months Ended June 30,
Capital Expenditures by Reportable Segment	2022	2021
Office/Industrial Properties:
Capital expenditures and tenant improvements	$832,990	$289,685
Model Home Properties:
Acquisition of operating properties	4,646,330	2,851,800
Retail Properties:
Acquisition of operating properties	—	—
Capital expenditures and tenant improvements	—	42,823
Totals:
Acquisition of operating properties, net	4,646,330	2,851,800
Capital expenditures and tenant improvements	832,990	332,508
Total real estate investments	$5,479,320	$3,184,308

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 30, 2022.

We may refer to the three months ended June 30, 2022 and June 30, 2021 as the “2022 Quarter” and the “2021 Quarter,” respectively.

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

The effects of the COVID-19 pandemic did not significantly impact our operating results during 2021 or the six months ended June 30, 2022. We continue to monitor and communicate with our tenants to assess their needs and ability to pay rent. We have negotiated lease amendments with certain tenants who have demonstrated financial distress caused by the COVID-19 pandemic, which have included or may include rent deferral, temporary rent abatement, or reduced rental rates and/or lease extension periods, however no new negotiations were initiated during the first two quarters of 2022. While these amendments have affected our short-term cash flows, we do not believe they represent a change in the valuation of our assets for the properties affected and have not significantly affected our results of operations. Given the longevity of this pandemic and the potential for other variants of the coronavirus, such as the delta variant, the COVID-19 outbreak may materially affect our financial condition and results of operations going forward, including but not limited to real estate rental revenues, credit losses, leasing activity, and potentially the valuation of our real estate assets. We do expect additional rent deferrals, abatements, and/or credit losses from our commercial tenants during the remainder of 2022 and we do not expect our existing rent deferrals, abatements, and/or credit losses to have a material impact on our real estate rental revenue and cash collections. While we do expect that the effects of the COVID-19 pandemic will impact our ability to lease up available commercial space, our business operations and activities in many regions may be subject to future quarantines, "shelter-in-place" rules, and various other restrictions for the foreseeable future. Due to the uncertainty of the future impacts of the COVID-19 pandemic, the extent of the financial impact cannot be reasonably estimated at this time.  We are continuing to focus on growing our portfolio with the capital raised from the sale of our 9.375% Series D Cumulative Redeemable Perpetual Preferred Stock in June 2021 and our Series A Common Stock in July 2021, as well are the sale of our commercial property World Plaza in March 2022.  For more information, see Part II - Item 1A. Risk Factors and Part II - Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022.

OVERVIEW

The Company operates as an internally managed, diversified REIT, with primary holdings in office, industrial, retail, and triple-net leased model home properties. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” The Company acquires, owns, and manages a geographically diversified portfolio of real estate assets including office, industrial, retail and model home residential properties leased to homebuilders located in the United States. As of June 30, 2022, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial property (“Office/Industrial Properties”), which totals approximately 755,862 rentable square feet;

•	Three retail shopping centers (“Retail Properties”), which total approximately 65,242 rentable square feet; and

•

82 model home residential properties (“Model Homes” or “Model Home Properties”), totaling approximately 252,235 square feet, leased back on a triple-net basis to homebuilders that are owned by five affiliated limited partnerships and one wholly-owned corporation, all of which we control.

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

For additional information regarding our Common Stock activity, see Footnote 10. Stockholders’ Equity in Item 1. Financial Statements.

SIGNIFICANT TRANSACTIONS IN 2022 AND 2021

Acquisitions during the six months ended June 30, 2022 :

•	The Company acquired 8 model homes for approximately $4.6 million. The purchase price was paid through cash payments of approximately $1.4 million and mortgage notes of approximately $3.2 million.

Acquisitions during the six months ended June 30, 2021

•	The Company acquired six model homes for approximately$2.9 million. These acquisitions were paid for with approximately $0.9 million in cash payments and approximately $2.0 million in mortgage loans. There were no other commercial properties acquired during this period.

Dispositions during the six months ended June 30, 2022 :

•	World Plaza, which was sold on March 11, 2022, for approximately $10.0 million and the Company recognized a loss of approximately $0.3 million.

•	The Company disposed of 18 model homes for approximately $10.0 million and recognized a gain of approximately $3.0 million.

Dispositions during the six months ended June 30, 2021

•	Waterman Plaza, which was sold on January 28, 2021, for approximately $3.5 million and the Company recognized a loss of approximately $0.2 million.

•	Garden Gateway, which was sold on February 19, 2021, for approximately $11.2 million and the Company recognized a loss of approximately $1.4 million.

•	Highland Court, which was sold on May 20, 2021 for approximately $10.2 million and the Company recognized a loss of approximately $1.6 million.

•	Executive Office Park, which was sold on May 21, 2021 for approximately $8.1 million and the Company recognized a gain of approximately $2.5 million.

•	The Company disposed of 32 model homes for approximately $15.1 million and recognized a gain of approximately $2.3 million.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED June 30, 2022 and 2021

Revenues. Total revenues were approximately $4.3 million for the three months ended June 30, 2022 compared to approximately $4.8 million for the same period in 2021, a decrease of approximately $0.5 million or 10%, which is primarily related to the sale of four commercial properties and 44 model homes during 2021.  As of June 30, 2022, we had approximately $125.5 million in net real estate assets, compared to approximately $145.3 million in real estate assets at June 30, 2021.

Rental Operating Costs. Rental operating costs decreased by approximately $0.2 million to $1.3 million for the three months ended June 30, 2022, compared to approximately $1.5 million for the same period in 2021. The overall decrease in rental operating costs for the three months ended June 30, 2022 as compared to 2021 is primarily related to the decrease in real estate assets note above, as well as the mix of properties that were triple net lease, like Mandolin and Baltimore as well as model homes, which have significantly lower operating costs than non-triple net leased properties.

General and Administrative Expenses. General & Administrative (“G&A”) expenses for thethree months ended June 30, 2022 and 2021 totaled approximately $1.2 million and $1.3 million, respectively.  These expenses decreased only slightly by approximately $0.1 million for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to employee tax refunds from employee retention credits totaling approximately $0.3 million.  This decrease was offset by the increase in Directors and Officers insurance expense for Murphy Canyon, not in place during 2021.  G&A expenses as a percentage of total revenue was 28.1% and 27.7% for three months ended June 30, 2022 and 2021, respectively.

Depreciation and Amortization. Depreciation and amortization expense was approximately $1.3 million for the three months ended June 30, 2022, compared to approximately $1.4 million for the same period in 2021, representing a decrease of approximately $0.1 million or 7%. The decrease in depreciation and amortization expense in 2022 compared to the same period in 2021 is primarily related to the sale of four commercial properties during 2021.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges was approximately $1.1 million for the three months ended June 30, 2022 compared to approximately $1.2 million for the same period in 2021, a decrease of $0.1 million or 8%. The decrease in mortgage interest expense relates to the decreased number of commercial properties owned in 2022 compared to 2021 and the related mortgage debt. The weighted average interest rate on our outstanding debt was 4.4% and 4.2% as of June 30, 2022 and 2021, respectively.

Gain on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2022 and 2021" above for further detail.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the three months ended June 30, 2022 and 2021 totaled approximately $0.7 million and $0.9 million.

RESULTS OF OPERATIONS FOR THE Six MONTHS ENDED June 30, 2022 and 2021

Revenues. Total revenues were approximately $8.9 million for the six months ended June 30, 2022 compared to approximately $10.5 million for the same period in 2021, a decrease of approximately $1.6 million or 15%, which is primarily related to the sale of four commercial properties and 44 model homes during 2021, and the sale of World Plaza in March 2022.  As of June 30, 2022, we had approximately $125.5 million in net real estate assets, compared to approximately $145.3 million in real estate assets at June 30, 2021.

Rental Operating Costs. Rental operating costsdecreasedby approximately $0.4 million to $2.9 million for the six months endedJune 30, 2022,compared to approximately $3.3 million for the same period in 2021. The overalldecrease in rental operating costsfor the six months endedJune 30, 2022 as compared to 2021 is primarily related to the decrease in real estate assets note above, as well as the mix of properties that were triple net lease, like Mandolin and Baltimore as well as model homes, which have significantly lower operating costs than non-triple net leased properties.

General and Administrative Expenses. G&A expenses for thesix months ended June 30, 2022 and 2021 totaled approximately $2.8 million and $2.9 million, respectively. These expenses decreased only slightly by approximately $0.1 million for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to employee tax refunds from employee retention credits totaling approximately $0.3 million.  This reduction was offset by new formation, insurance and operating costs related to Murphy Canyon and increased costs for audit, tax and legal services. G&A expenses as a percentage of total revenue was 31.5% and 27.4% for six months ended June 30, 2022 and 2021, respectively.  The increase in percentage is primarily due to a net decrease in rental income related tothe sale of properties noted above, while G&A remained relatively flat, including the Murphy Canyon G&A expenses of approximately $0.6 million.

Depreciation and Amortization. Depreciation and amortization expense was approximately $2.7 million for the six months ended June 30, 2022, compared to approximately $2.8 million  for the same period in 2021, representing a decrease of approximately $0.1 million or 4%. The decrease in depreciation and amortization expense in 2022 compared to the same period in 2021 is primarily related to the sale of four commercial properties during 2021, offset by the acquisitions of our Baltimore and Mandolin properties.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. The Company did not recognize an impairment during the six months ended June 30, 2022, compared to an impairment of $0.3 millionduring the six months ended June 30, 2021.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges was approximately $2.1 million for the six months ended June 30, 2022 compared to approximately $2.5 million for the same period in 2021, a decrease of $0.4 million or 16%. The decrease in mortgage interest expense relates to the decreased number of commercial properties owned in 2022 compared to 2021 and the related mortgage debt, slightly off set by the addition of mortgage loans for Baltimore and Mandolin in 2022. The weighted average interest rate on our outstanding debt was 4.4% and 4.2% as of June 30, 2022 and 2021, respectively.

Interest expense - note payable. On September 17, 2019, the Company executed a Promissory Note pursuant to which Polar Multi-Strategy Master Fund (“Polar”), extended a loan in the principal amount of $14.0 million to the Company (the "Polar Note"). The Polar Note bore interest at a fixed rate of 8% per annum and required monthly interest-only payments. Interest expense, including amortization of the deferred offering costs and Original Issue Discount of approximately $1.4 million, totaled $0 and $0.9 million for the six months ended June 30, 2022 and 2021, respectively.  The Polar Note was paid in full during March 2021.

Gain on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2022 and 2021" above for further detail.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the six months ended June 30, 2022 and 2021 totaled approximately $1.9 million and $1.3 million.

Geographic Diversification Tables

The following tables show a list of commercial properties owned by the Company grouped by state and geographic region as of June 30, 2022:

		Aggregate		Current	Approximate %
	No. of	Square	Approximate %	Base Annual	of Aggregate
State	Properties	Feet	of Square Feet	Rent	Annual Rent
California	1	57,807	7.0%	$1,195,246	10.8%
Colorado	5	324,245	39.5%	5,605,386	50.5%
Maryland	1	31,752	3.9%	696,321	6.3%
North Dakota	4	396,800	48.3%	3,262,476	29.4%
Texas	1	10,500	1.3%	329,385	3.0%
Total	12	821,104	100.0%	$11,088,814	100.0%

The following tables show a list of our Model Home properties by geographic region as of June 30, 2022:

				Current	Approximate
	No. of	Aggregate	Approximate %	Base Annual	of Aggregate
Geographic Region	Properties	Square Feet	of Square Feet	Rent	% Annual Rent
Midwest	1	3,663	1.5%	$57,420	2.3%
Northeast	2	6,153	2.4%	80,844	3.3%
Southwest	79	242,419	96.1%	2,329,920	94.4%
Total	82	252,235	100%	$2,468,184	100%

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings, financial aid from government programs instituted as a result of COVID-19, and the sale of equity or debt securities. Management believes that the number of recent real estate sales and resulting cash generated may not be indicative of our future strategic plans.  We intend to grow our portfolio with the capital raised from the sale of our Series D Preferred Stock in June 2021 and our Series A Common Stock in July 2021 as well are the sale of our commercial property World Plaza in March 2022.  Our cash and restricted cash at June 30, 2022 was approximately $21.1 million. Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. We also are actively seeking investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders, and may seek a revolving line of credit to provide short-term liquidity. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders.  Future principal payments due on our mortgage notes payables during 2022, total approximately $ 3,949,040, of which $ 3,244,546 is related to model home properties.  Management expects certain model home and commercial properties will be sold, and that the underlying mortgage notes will be paid off with sales proceeds, while other mortgage notes will be refinanced as the Company has done in the past. Additional principal payments will be made with cash flows from ongoing operations.  On March 11, 2022, the Company completed the sale our property World Plaza, located in San Bernardino, CA, for $10 million to an unrelated third party.  This property was not encumbered by any debt and net cash proceeds will be used for future cash needs.

On September 17, 2021, the Board of Directors authorized a stock repurchase program of up to $10.0 million outstanding shares of our Series A Common Stock.  During 2021, the Company was able to purchase 29,721 shares at an average price of $3.72232 per share, including commission of $0.035 per share, for a total cost of $110,631.  No repurchases were made during the first quarter of 2022, and during the three months ended June 30, 2022, the Company was able to purchase 10,411 shares at an average price of $2.9698 per share, including transaction costs, for a total cost of $30,919.  These shares will be treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders' equity at cost.  While we will continue to pursue value creating investments, the Board believes there is significant embedded value in our assets that is yet to be realized by the market and that our stock may be undervalued. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently.

There can be no assurance that the Company will refinance loans, take out additional financing or capital will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans or certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. We believe that cash on hand, cash flow from our existing portfolio, distributions from joint ventures in Model Home Partnerships and property sales during 2021 will be sufficient to fund our operating costs, planned capital expenditures and required dividends for at least the next twelve months. If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we plan to fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, issuance of debt instruments, additional investors, or we may reduce the rate of dividends to our stockholders.

The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the six months ended June 30, 2022 and 2021.  The Company intends to continue to pay dividends to our common stockholders on a quarterly basis, and on a monthly basis for the Series D Preferred stockholders going forward, but there can be no guarantee the Board of Directors will approve any future dividends.

Series A Common Stock

Quarter Ended	2022	2021
	Distributions Declared	Distributions Declared
March 31	$0.105	$0.101
June 30	0.106	0.102
Total	$0.211	$0.203

Series D Preferred Stock

Month	2022	2021
	Distributions Declared	Distributions Declared
January	$0.19531	$—
February	0.19531	—
March	0.19531	—
April	0.19531	—
May	0.19531	—
June	0.19531	0.10417
Total	$1.17186	$0.10417

Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments. We believe that the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs. We are continually reviewing our existing portfolio to determine which properties have met our short- and long-term goals and reinvesting the proceeds in properties with better potential to increase performance. We expect to obtain additional cash in connection with refinancing of maturing mortgages and assumption of existing debt collateralized by some or all of our real property in the future to meet our long-term liquidity needs. If we are unable to arrange a line of credit, borrow on properties, issue debt instruments, privately place securities or sell securities to the public, we may not be able to acquire additional properties to meet our long-term objectives.

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

Cash Equivalents and Restricted Cash

At June 30, 2022 and December 31, 2021, we had approximately $21.1 million and $14.7 million in cash equivalents, respectively, including $4.3 million and $4.7 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts and cash held in bank accounts at third-party institutions. During 2022 and 2021, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $1.0 million of our cash balance is intended for capital expenditures on existing properties (some of which is held in deposits reserve accounts by our lenders) during the rest of year. We intend to use the remainder of our existing cash and cash equivalents for asset/property acquisitions, reduction of principal debt, general corporate purposes, common stock repurchases (if market conditions are met), or dividends to our stockholders.

Secured Debt

As of June 30, 2022, all our commercial properties had fixed-rate mortgage notes payable in the aggregate principal amount of $73.7 million, collateralized by a total of 11 commercial properties with loan terms at issuance ranging from 5 to 22 years. The weighted-average interest rate on these mortgage notes payable as of June 30, 2022 was approximately 4.53%, and our debt to estimated market value for our commercial properties was approximately 60.1%.

As of June 30, 2022, the Company had 77 fixed-rate mortgage notes payable related to model homes in the aggregate principal amount of $20.9 million, excluding loans eliminated through consolidation, collateralized by a total of 77 Model Homes. These loans generally have a term at issuance of three to five years. As of June 30, 2022, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $272,000 and 3.77%, respectively. Our debt to estimated market value on all our model home properties is approximately 56.7%, excluding any loans eliminated through consolidation.  We have been able to refinance maturing mortgages to extend maturity dates and we have not experienced any notable difficulties financing our acquisitions.

Cash Flows for the six months ended June 30, 2022 and June 30, 2021

Operating Activities: Net cash used in operating activities for the six months ended June 30, 2022 totaled approximately $0.5 million, as compared to cash used in operating activities of $0.3 million for the six months ended June 30, 2021. The change in net cash used in operating activities is mainly due to changes in net income, which fluctuates based on timing of receipt and payment, as well as an increase in non-cash addbacks such as straight-line rent.

Investing Activities: Net cash used in investing activities for the six months ended June 30, 2022 was approximately $121.1 million compared to approximately $40.4 million provided by investing activities during the same period in 2021. The change from each period was primarily related to the gross cash invested into the trust account for Murphy Canyon.

We currently project that we could spend up to $2.9 million (some of which is held in deposits reserve accounts by our lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio during the rest of year. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures in the future due to rising construction costs. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities: Net cash provided by financing activities during the six months ended June 30, 2022 was $127.9 million compared to $22.3 million used in financing activities for the same period in 2021 and was primarily due to the following activities for the six months ended June 30, 2022:

•	Proceeds of approximately $132.3 million from public issuance for Murphy Canyon common stock during the six months ended June 30, 2022.

•	Net decrease in repayment of mortgage notes payable totaling approximately $30.7 million.

•	Net increase in proceeds from mortgage notes payable totaling approximately $4.6 million.

These increases to cash provided by financing activities were offset by the following:

•	Net increase of payment of deferred offering costs totaling approximately $3.1 million, mainly related to offering costs for Murphy Canyon.

•	Net increase in cash dividend payments to Series A Common Stockholder and Series D Preferred Stockholders of approximately $1.7 million (there were no Series D Preferred Stock dividends during the six months ended June 30, 2021).

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

Common Stock Warrants:

If all the potential Common Stock Warrants outstanding at June 30, 2022, were exercised at the price of $5.00 per share, gross proceeds to us would be approximately $10 million and we would as a result issue an additional 2,000,000 shares of common stock.

Placement Agent Warrants:

If all the potential Placement Agent Warrants outstanding at June 30, 2022, were exercised at the price of $6.25 per share, gross proceeds to us would be approximately $0.5 million and we would as a result issue an additional 80,000 shares of common stock.

January 14, 2022 was the record date with respect to the distribution of five-year listed warrants (the “Series A Warrants”).  The Series A Warrants and the shares of common stock issuable upon the exercise of the Series A Warrants were registered on a registration statement that was filed with the SEC and was declared effective January 21, 2022. The Series A Warrants commenced trading on the Nasdaq Capital Market under the symbol “SQFTW” on January 24, 2022 and were distributed on that date to persons who held shares of common stock and existing outstanding warrants as of the January 14, 2022 record date, or who acquired shares of common stock in the market following the record date, and who continued to hold such shares at the close of trading on January 21, 2022.  The Series A Warrants give the holder the right to purchase one share of common stock at $7.00 per share, for a period of five years. Should warrantholders not exercise the Series A Warrants during that holding period, the Series A Warrants will automatically convert to 1/10 of a common share at expiration, rounded down to the nearest number of whole shares.

Series A Warrants:

If all the potential Series A Warrants outstanding at June 30, 2022, were exercised at the price of $7.00 per share, gross proceeds to us would be approximately $101.2 million and we would as a result issue an additional 14,450,069 shares of common stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Furthermore, we do not believe that these controls have been impacted by COVID-19 related circumstances, including remote work arrangements with our employees.

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

The following table contains information for shares of common stock repurchased during the three months ended June 30, 2022.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2022	—	$—	—	$—
May 2022	—	—	—	—
June 2022	10,411	2.97	10,411	9,858,450
Total	10,411	$2.97	10,411	$9,858,450

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022.

31.2

Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022

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

Date: August 11, 2022	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

	By:	/s/ Adam Sragovicz
	Name:	Adam Sragovicz
	Title:	Chief Financial Officer

	By:	/s/ Ed Bentzen
	Name:	Ed Bentzen
	Title:	Chief Accounting Officer