Form 10-Q
period 2022-09-30
Presidio Property Trust, Inc.
filed 2022-11-10
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

At November 10, 2022, registrant had issued and outstanding 12,233,146 shares of its Series A Common Stock, $0.01 par value per share.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$18,223,947	$21,136,379
Buildings and improvements	116,206,836	119,224,375
Tenant improvements	12,911,091	12,752,518
Lease intangibles	4,110,139	4,110,139
Real estate assets and lease intangibles held for investment, cost	151,452,013	157,223,411
Accumulated depreciation and amortization	(31,321,223)	(30,589,969)
Real estate assets and lease intangibles held for investment, net	120,130,790	126,633,442
Real estate assets held for sale, net	6,656,116	11,431,494
Real estate assets, net	126,786,906	138,064,936
Cash, cash equivalents and restricted cash	18,569,075	14,702,089
Deferred leasing costs, net	1,244,753	1,348,234
Goodwill	2,423,000	2,423,000
Other assets, net	3,892,377	4,658,504
Investments held in Trust (see Notes 2 & 9)	135,706,687	—
TOTAL ASSETS	$288,622,798	$161,196,763
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$89,115,802	$87,324,319
Mortgage notes payable related to properties held for sale, net	5,025,578	1,535,513
Mortgage notes payable, total net	94,141,380	88,859,832
Accounts payable and accrued liabilities	4,441,731	4,569,537
Accounts payable and accrued liabilities of SPAC (see Notes 2 & 9)	4,944,878	15,499
Accrued real estate taxes	1,493,634	1,940,913
Dividends payable preferred stock	178,916	179,685
Lease liability, net	54,218	75,547
Below-market leases, net	31,963	73,130
Total liabilities	105,286,720	95,714,143
Commitments and contingencies (Note 2 & 9)
SPAC Class A common stock subject to possible redemption; 13,225,000 shares (at $10.20 per share), net of issuance cost of approximately $6,400,000	129,246,639	—
Equity:
Series D Preferred Stock, $0.01 par value per share; 1,000,000 shares authorized; 916,061 shares issued and outstanding (liquidation preference $25.00 per share) as of September 30, 2022 and December 31, 2021, respectively	9,161	9,200
Series A Common Stock, $0.01 par value per share, shares authorized: 100,000,000; 11,655,583 shares and 11,599,720 shares were issued and outstanding at September 30, 2022 and December 31, 2021, respectively	116,556	115,997
Additional paid-in capital	182,235,077	186,492,012
Dividends and accumulated losses	(137,304,308)	(130,947,434)
Total stockholders' equity before noncontrolling interest	45,056,486	55,669,775
Noncontrolling interest	9,032,953	9,812,845
Total equity	54,089,439	65,482,620
TOTAL LIABILITIES AND EQUITY	$288,622,798	$161,196,763

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rental income	$4,243,887	$4,185,212	$12,884,280	$14,216,234
Fees and other income	148,088	190,967	401,697	675,283
Total revenue	4,391,975	4,376,179	13,285,977	14,891,517
Costs and expenses:
Rental operating costs	1,434,225	1,414,518	4,365,781	4,739,256
General and administrative	1,509,139	1,479,261	4,306,835	4,361,297
Depreciation and amortization	1,318,164	1,306,874	3,973,582	4,104,018
Impairment of real estate assets	—	—	—	300,000
Total costs and expenses	4,261,528	4,200,653	12,646,198	13,504,571
Other income (expense):
Interest expense - mortgage notes	(1,382,120)	(1,030,883)	(3,485,693)	(3,542,940)
Interest expense - note payable	—	—	—	(279,373)
Interest and other (expense), net	590,586	(13,886)	757,318	(67,329)
Gain on sales of real estate, net	1,307,258	627,322	4,057,527	2,060,336
Gain on extinguishment of government debt	—	—	—	10,000
Income tax expense	(294,996)	(182,607)	(819,520)	(471,506)
Total other income (expense), net	220,728	(600,054)	509,632	(2,290,812)
Net income (loss)	351,175	(424,528)	1,149,411	(903,866)
Less: Income attributable to noncontrolling interests	(1,114,928)	(427,303)	(3,032,806)	(1,759,608)
Net loss attributable to Presidio Property Trust, Inc. stockholders	$(763,753)	$(851,831)	$(1,883,395)	$(2,663,474)
Less: Preferred Stock Series D dividends	(538,286)	(539,056)	(1,616,397)	(634,892)
Less: Series A Warrant dividend	—	—	(2,456,512)	—
Net loss attributable to Presidio Property Trust, Inc. common stockholders	$(1,302,039)	$(1,390,887)	$(5,956,304)	$(3,298,366)

Net loss per share attributable to Presidio Property Trust, Inc. common stockholders:
Basic & Diluted	$(0.11)	$(0.13)	$(0.51)	$(0.33)

Weighted average number of common shares outstanding - basic & diluted	11,780,090	10,833,847	11,784,500	9,955,046

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2021	920,000	$9,200	11,599,720	$115,997	$186,492,012	$(130,947,434)	$55,669,775	$9,812,845	$65,482,620
Net income	—	—	—	—	—	(828,486)	(828,486)	1,208,676	380,190
Vesting of restricted stock	—	—	196,250	1,963	762,423	—	764,386	—	764,386
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(1,298,252)	(1,298,252)	—	(1,298,252)
Dividends to Series D Preferred Stockholders	—	—	—	—	—	(539,056)	(539,056)	—	(539,056)
Remeasurement of SPAC Class A common stock subject to possible redemption	—	—	—	—	(4,023,113)	—	(4,023,113)	—	(4,023,113)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(258,410)	(258,410)
Balance, March 31, 2022	920,000	$9,200	11,795,970	$117,960	$183,231,322	$(133,613,228)	$49,745,254	$10,763,111	$60,508,365
Net income	—	—	—	—	—	(291,156)	(291,156)	709,202	418,046
Vesting of restricted stock	—	—	8,198	82	27,955		28,037	—	28,037
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(1,311,202)	(1,311,202)	—	(1,311,202)
Dividends to Series D Preferred Stockholders	—	—	—	—	—	(539,056)	(539,056)	—	(539,056)
SPAC remeasurement of Class A shares	—	—	—	—	(101,767)	—	(101,767)	—	(101,767)
Repurchase of Series A Common Stock, at cost	—	—	(10,411)	(104)	(30,625)		(30,729)	—	(30,729)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(2,355,942)	(2,355,942)
Balance, June 30, 2022	920,000	$9,200	11,793,757	$117,938	$183,126,885	$(135,754,642)	$47,499,381	$9,116,371	$56,615,752
Net income	—	—	—	—	—	(763,753)	(763,753)	1,114,928	351,175
Vesting of restricted stock	—	—	13,020	130	47,914	—	48,044	—	48,044
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(247,627)	(247,627)	—	(247,627)
Dividends to Series D Preferred Stockholders	—	—	—	—	—	(538,286)	(538,286)	—	(538,286)
SPAC remeasurement of Class A shares	—	—	—	—	(609,920)	—	(609,920)	—	(609,920)
Repurchase of Series A Common Stock, at cost	—	—	(151,194)	(1,512)	(245,455)	—	(246,967)	—	(246,967)
Repurchase of Series D Preferred Stock, at cost	(3,939)	(39)	—	—	(84,347)	—	(84,386)		(84,386)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(1,198,346)	(1,198,346)
Balance, September 30, 2022	916,061	$9,161	11,655,583	$116,556	$182,235,077	$(137,304,308)	$45,056,486	$9,032,953	$54,089,439

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (continued)

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2020	—	$—	9,508,363	$95,038	$156,463,146	$(121,674,505)	$34,883,679	$15,238,902	$50,122,581
Net loss	—	—	—	—	—	(2,661,682)	(2,661,682)	406,608	(2,255,074)
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(998,795)	(998,795)	—	(998,795)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(2,034,212)	(2,034,212)
Balance, March 31, 2021	—	$—	9,508,363	$95,038	$156,463,146	$(125,334,982)	$31,223,202	$13,611,298	$44,834,500
Net income	—	—	—	—	—	850,039	850,039	925,697	1,775,736
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(1,009,389)	(1,009,389)	—	(1,009,389)
Dividends to Series D Preferred Stockholders	—	—	—	—	—	(95,836)	(95,836)	—	(95,836)
Issuance of preferred stock Series D, net of issuance costs	920,000	9,200	—	—	20,480,603	—	20,489,803	—	20,489,803
Distributions in excess of contributions received	—	—	—	—	—	—	—	(744,884)	(744,884)
Balance, June 30, 2021	920,000	$9,200	9,508,363	$95,038	$176,943,749	$(125,590,168)	$51,457,819	$13,792,111	$65,249,930
Net Loss	—	—	—	—	—	(851,831)	(851,831)	427,303	(424,528)
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(1,226,485)	(1,226,485)	—	(1,226,485)
Dividends to Series D Preferred Stockholders	—	—	—	—	—	(539,056)	(539,056)	—	(539,056)
Issuance of Common Stock, net of issuance costs, including warrants	—	—	2,000,000	20,000	8,851,879	—	8,871,879	—	8,871,879
Distributions in excess of contributions received	—	—	—	—	—	—	—	(2,845,873)	(2,845,873)
Repurchase of Common Stock	—	—	(18,133)	(136)	(68,260)	—	(68,396)	—	(68,396)
Balance, September 30, 2021	920,000	$9,200	11,490,230	$114,902	$185,727,368	$(128,207,540)	$57,643,930	$11,373,541	$69,017,471

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$1,149,411	$(903,866)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,973,582	4,104,018
Stock compensation	861,837	867,903
Bad debt expense	11,116	52
Gain on sale of real estate assets, net	(4,057,527)	(2,060,336)
Gain on extinguishment of government debt	—	(10,000)
Net change in fair value marketable securities	70,183	37,673
Net change in fair value SPAC Trust Account	(811,687)	—
Impairment of real estate assets	—	300,000
Amortization of financing costs	180,250	431,806
Amortization of above-market leases	—	42,064
Amortization of below-market leases	(41,167)	(46,481)
Straight-line rent adjustment	(148,181)	(215,655)
Changes in operating assets and liabilities:
Other assets	585,984	633,354
Accounts payable and accrued liabilities	561,780	(1,014,848)
Accrued real estate taxes	(447,279)	(1,040,680)
Net cash provided operating activities	1,888,302	1,125,004
Cash flows from investing activities:
Real estate acquisitions	(8,087,250)	(7,758,066)
Additions to buildings and tenant improvements	(1,939,712)	(1,122,051)
Investment in marketable securities	(1,243,672)	(2,682,192)
Proceeds from sale of marketable securities	1,787,695	1,032,297
Investment of SPAC IPO proceeds into Trust Account	(134,895,000)	—
Additions to deferred leasing costs	(53,377)	(97,932)
Proceeds from sales of real estate, net	20,603,179	47,906,909
Net cash (used in) provided by investing activities	(123,828,137)	37,278,965
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	14,992,425	8,003,807
Repayment of mortgage notes payable	(9,586,079)	(41,862,782)
Repayment of note payable	—	(7,675,598)
Payment of deferred offering costs	(3,201,266)	(572,458)
Distributions to noncontrolling interests, net	(3,812,698)	(5,624,969)
Proceeds from initial public offering of SPAC	132,859,920	—
SPAC offering non-controlling interest adjustment	(609,920)	—
Issuance of Series A Common Stock, net of offering costs	—	8,871,879
Issuance of Series D Preferred Stock, net of offering costs	—	20,489,803
Repurchase of Series A Common Stock, at cost	(277,696)	(68,396)
Repurchase of Series D Preferred Stock, at cost	(84,386)	—
Dividends paid to Series D Preferred Stockholders	(1,616,398)	(455,207)
Dividends paid to Series A Common Stockholders	(2,857,081)	(3,234,669)
Net cash provided by (used in) financing activities	125,806,821	(22,128,590)
Net increase in cash equivalents and restricted cash	3,866,986	16,275,379
Cash, cash equivalents and restricted cash - beginning of period	14,702,089	11,540,917
Cash, cash equivalents and restricted cash - end of period	$18,569,075	$27,816,296
Supplemental disclosure of cash flow information:
Interest paid-mortgage notes payable	$3,038,713	$3,407,689
Interest paid-notes payable	$—	$103,861
Non-cash financing activities:
Dividends payable - Preferred Stock Series D	$178,916	$179,685

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2022

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

The Company or one of its affiliates operates the following partnerships during the periods covered by these condensed consolidated financial statements:

•	The Company is the sole general partner and limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), both of which, at September 30, 2022, had ownership interests in an entity that owns income producing real estate. The Company refers to these entities collectively as the "NetREIT Partnerships".

•	The Company is the general and limited partner in five limited partnerships that purchase model homes and lease them back to homebuilders (Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP, Dubose Model Home Investors #204, LP, Dubose Model Home Investors #205, LP, and Dubose Model Home Investors #206, LP). The Company refers to these entities collectively as the “Model Home Partnerships”.

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

The Company evaluated the accounting guidance in ASC 480 - Distinguishing Liabilities from Equity and ASC 815 - Derivatives and Hedging regarding the classification of the Pre-Funded Warrant, Common Stock Warrants, and Placement Agent Warrants as equity or a liability and ultimately determined that it should be classified as permanent equity.  As of September 30, 2022, none of the Common Stock Warrants and Placement Agent Warrants have been exercised.

Warrant Dividend.  In January 2022, we distributed five-year listed warrants (the “Series A Warrants”) to holders of our Series A Common Stock.  The Series A Warrants and the shares of Series A Common Stock issuable upon the exercise of the Series A Warrants were registered on a registration statement that was filed with the SEC and was declared effective January 21, 2022. The Series A Warrants commenced trading on the Nasdaq Capital Market under the symbol “SQFTW” on January 24, 2022 and were distributed on that date to persons who held Series A Common Stock and existing outstanding warrants as of the January 14, 2022 record date, or who acquired Series A Common Stock in the market following the record date, and who continued to hold such shares at the close of trading on January 21, 2022.  The Series A Warrants give the holder the right to purchase one share of common stock at $7.00 per share, for a period of five years. Should warrantholders not exercise the Series A Warrants during that holding period, the Series A Warrants will automatically convert to 1/10 of a common share at expiration, rounded down to the nearest number of whole shares.  On the first day of trading SFQTW closed at $0.17 per warrant with 14,450,069 warrants in the public market.

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

Short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders.  Future principal payments due on mortgage notes payables, during the last three months of 2022, total approximately $2.5 million, of which $2.2 million is related to model home properties.  Management expects certain model home properties can be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes can be refinanced, as the Company has historically been able to do in the past.  Additional principal payments will be made with cash flows from ongoing operations.  The mortgage note payable for 300 N.P. was an amortizing loan with a balloon payment of $2.2 million due at maturity, on June 11, 2022.  The Company paid this note in full on May 11, 2022 with available cash on hand.  Additionally, the Company has committed to provide additional funds, or obtain financing, if needed to a special purpose acquisition company, or "SPAC", for which we serve as the financial sponsor (as described below in Note 2. Significant Account Policies).

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

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position, results of our operations, and cash flows as of, and for the three and nine months ended September 30, 2022 and 2021, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the SEC on March 30, 2022. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 due to real estate market fluctuations, available mortgage lending rates and other factors, such as the effects of COVID-19 and its possible influence on our future results.

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

The Company allocates the purchase price to tangible assets of an acquired property based on the estimated fair values of those tangible assets, assuming the property was vacant. Estimates of fair value for land, building and building improvements are based on many factors, including, but not limited to, comparisons to other properties sold in the same geographic area and independent third-party valuations. In estimating the fair values of the tangible assets, intangible assets, and liabilities acquired, the Company also considers information obtained about each property as a result of its pre‑acquisition due diligence, marketing and leasing activities.

The value allocated to acquired lease intangibles is based on management’s evaluation of the specific characteristics of each tenant’s lease. Characteristics considered by management in allocating these values include, but are not limited, to the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the remaining term of the lease, the tenant’s credit quality, and other factors.

The value attributable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net increase in rental income of approximately $14,000 and $41,000 for the three and nine months ended September 30, 2022, respectively.  Amortization of above and below-market rents resulted in a net decrease in rental income of approximately $4,000 and $6,000 for the three and nine months ended September 30, 2021, respectively.

The value of in-place leases and unamortized lease origination costs are amortized to expenses over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquire in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third-party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $50,000 and $152,000, for the three and nine months ended September 30, 2022, respectively.  Amortization expenses related to these assets was approximately $68,000 and $275,000 for the three and nine months ended September 30, 2021, respectively.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third-party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At September 30, 2022 and  December 31, 2021, the Company had net deferred leasing costs of approximately $1.2 million and $1.4 million, respectively. Total amortization expense for the three and nine months ended September 30, 2022 was approximately $94,000 and $283,000, respectively.  Total amortization expense for the three and nine months ended September 30, 2021 was approximately $85,000 and $257,000, respectively.

Cash Equivalents and Restricted Cash. At September 30, 2022 and December 31, 2021, we had approximately $18.6 million and $14.7 million in cash, cash equivalents and restricted cash, respectively, of which approximately $4.9 million and $4.7 million represented restricted cash, respectively.  The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At September 30, 2022 and  December 31, 2021, the Company had approximately $10.7 million and $7.3 million, respectively, in deposits in financial institutions that exceeded the federally insurable limits. Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are for payment of property taxes, insurance, leasing costs and capital expenditures.

Real Estate Held for Sale. Real estate held for sale during the current period is classified as “real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Mortgage notes payable related to the real estate held for sale during the current period are classified as “mortgage notes payable related to real estate held for sale, net” for all prior periods presented in the accompanying condensed consolidated financial statements. As of September 30, 2022, one commercial property met the criteria to be classified as held for sale and three model homes were classified as held for sale.

Deferred Offering Costs. Deferred offering costs represent legal, accounting and other direct costs related to our offerings. As of September 30, 2022 and December 31, 2021, we have incurred approximately $117,000 and $135,000, at the end of each period.  These costs are related to our offering of common and preferred stock in connection with the sponsorship, through our wholly-owned subsidiary Murphy Canyon Acquisition Sponsor, LLC (the “Sponsor”), of a special purpose acquisition company (“SPAC”) initial public offering as of December 31, 2021.  As of September 30, 2022, these costs are related to the preparation of a registration statement.  These costs were deferred and recorded as an asset at September 30, 2022 and December 31, 2021.

Impairments of Real Estate Assets. We regularly review for impairment on a property-by-property basis. Impairment is recognized on a property held for use when the expected undiscounted cash flows for a property are less than the carrying amount at which time the property is written-down to fair value. The calculation of both discounted and undiscounted cash flows requires management to make estimates of future cash flows, including, but not limited to, revenues, operating expenses, required maintenance and development expenditures, market conditions, demand for space by tenants and rental rates over long periods. Since our properties typically have a long life, the assumptions used to estimate the future recoverability of carrying value requires significant management judgment. Actual results could be significantly different from the estimates. These estimates have a direct impact on net income because recording an impairment charge results in a negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.

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

Additionally, in an inactive market, a market price quoted from an independent third-party may rely more on models with inputs based on information available only to that independent third-party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources.  As of September 30, 2022 and December 31, 2021, our marketable securities presented on the balance sheet were measured at fair value using Level 1 market prices and totaled approximately $0.8 million and $1.5 million, respectively, with a cost basis of approximately $1.0 million and $1.6 million, respectively.  There were no financial liabilities measured at fair value as of September 30, 2022 and December 31, 2021.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Common Stock Warrants	2,000,000	2,000,000	2,000,000	2,000,000
Placement Agent Warrants	80,000	80,000	80,000	80,000
Series A Warrants	14,450,069	—	14,450,069	—
Unvested Common Stock Grants	577,563	401,167	577,563	401,167

Total potentially dilutive shares	17,107,632	2,481,167	17,107,632	2,481,167

Variable Interest Entity. We determine whether an entity is a Variable Interest Entity ("VIE") and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. Our determination of whether an entity in which we hold a direct or indirect variable interest is a VIE is based on several factors, including whether we participated in the design of the entity and the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. We make judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, and then a quantitative analysis, if necessary.

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

We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance, including, but not limited to, the ability to direct operating decisions and activities. In addition, we consider the rights of other investors to participate in those decisions. We determine whether we are the primary beneficiary of a VIE at the time we become involved with a variable interest entity and reconsider that conclusion continually.  We consolidate any VIE of which we are the primary beneficiary.

The Company is involved in the formation of an entity considered to be a VIE. The Company evaluates the consolidation of this entity as required pursuant to ASC Topic 810 relating to the consolidation of such VIE. The Company’s determination of whether it is the primary beneficiary of the VIE is based in part on an assessment of whether or not the Company and its related parties have the power to direct activities of the VIE and are exposed to the majority of the risks and rewards of the entity.

Following the completion of the Murphy Canyon IPO, we determined that Murphy Canyon is a VIE in which we have a variable interest because we participated in its formation and design, manage the significant activities, and Murphy Canyon does not have enough equity at risk to finance its activities without additional subordinated financial support. We have also determined that Murphy Canyon's public stockholders do not have substantive rights, and their equity interest constitutes temporary equity, outside of permanent equity, in accordance with ASC 480-10-S99-3A. As such, we have concluded that we are currently the primary beneficiary of Murphy Canyon as a VIE, as we have the right to receive benefits or the obligation to absorb losses of the entity, as well as the power to direct a majority of the activities that significantly impact Murphy Canyon's economic performance. Since we are the primary beneficiary, Murphy Canyon is consolidated into our condensed consolidated financial statements.  See Note 9 Commitments and Contingencies for additional details regarding Murphy Canyon.

Shares Subject to Possible Redemption.  The Company accounts for common stock issued by the SPAC (which is consolidated in our condensed consolidated financial statements), that is subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Under ASC 480, shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as shareholders’ equity.

All of the Public Shares of Murphy Canyon SPAC (Class A Common Shares) contain a redemption feature which allows for the redemption of such Public Shares in connection with the SPAC's liquidation, if there is a stockholder vote or tender offer in connection with the SPAC's initial business combination and in connection with certain amendments to the SPAC's amended and restated certificate of incorporation. In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity.  Accordingly, as of  September 30, 2022, the Public Shares are presented as temporary equity, outside the shareholder's equity section of the Company's  September 30, 2022 balance sheet.

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

3. RECENT REAL ESTATE TRANSACTIONS

Acquisitions during the nine months ended September 30, 2022:

•	The Company acquired 15 model homes for approximately $8.1 million. The purchase price was paid through cash payments of approximately $2.5 million and mortgage notes of approximately $5.6 million.

Acquisitions during the nine months ended September 30, 2021:

•	The Company acquired six model homes for approximately $2.9 million. These acquisitions were paid for with approximately $0.9 million in cash payments and approximately $2.0 million in mortgage loans. There were no other commercial properties acquired during this period.

•	On August 17, 2021, the Company, through its 61.3% owned subsidiaries NetREIT Palm Self Storage, LP and NetREIT Highland LLC, acquired a single story newly constructed 10,500 square foot building in Houston, Texas for a purchase price of approximately $4.9 million, in connection with a like-kind exchange transaction pursued under Section 1031 of the Code 1986, as amended (the "Internal Revenue Code"). The building is 100% occupied under a 15-year triple net lease.

Dispositions during the nine months ended September 30, 2022:

•	World Plaza, which was sold on March 11, 2022, for approximately $10.0 million and the Company recognized a loss of approximately $0.3 million.

•	The Company sold 25 model homes for approximately $13.5 million and recognized a gain of approximately $4.3 million.

Dispositions during the nine months ended September 30, 2021:

•	Waterman Plaza, which was sold on January 28, 2021, for approximately $3.5 million and the Company recognized a loss of approximately $0.2 million.

•	Garden Gateway, which was sold on February 19, 2021, for approximately $11.2 million and the Company recognized a loss of approximately $1.4 million.

•	Highland Court, which was sold on May 20, 2021 for approximately $10.2 million and the Company recognized a loss of approximately $1.6 million.

•	Executive Office Park, which was sold on May 21, 2021 for approximately $8.1 million and the Company recognized a gain of approximately $2.5 million.

•	The Company sold 39 model homes for approximately $19.0 million and recognized a gain of approximately $2.9 million.

4. REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, retail, and triple-net leased model home properties.  We have five commercial properties located in Colorado, four in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are located in three states. As of September 30, 2022, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial property (“Office/Industrial Properties”) which total approximately 756,112 rentable square feet;

•	Three retail shopping centers (“Retail Properties”) which total approximately 65,242 rentable square feet; and

•

 82 model home residential properties (“Model Homes” or “Model Home Properties”), totaling approximately 253,124 square feet, leased back on a triple-net basis to homebuilders that are owned by five affiliated limited partnerships and one wholly-owned corporation, all of which we control.

A summary of the properties owned by the Company as of September 30, 2022 and  December 31, 2021 is as follows:

	Date		Real estate assets, net (in thousands)
Property Name	Acquired	Location	September 30, 2022	December 31, 2021
World Plaza (1)	September 2007	San Bernardino, CA	$—	$9,272,213
Genesis Plaza (3)	August 2010	San Diego, CA	8,170,819	8,310,803
Dakota Center	May 2011	Fargo, ND	8,601,434	8,607,360
Grand Pacific Center (2)	March 2014	Bismarck, ND	5,278,224	5,457,447
Arapahoe Center	December 2014	Centennial, CO	8,723,921	8,821,278
Union Town Center	December 2014	Colorado Springs, CO	9,095,203	9,169,387
West Fargo Industrial	August 2015	Fargo, ND	6,967,696	7,025,325
300 N.P.	August 2015	Fargo, ND	2,931,963	2,929,563
Research Parkway	August 2015	Colorado Springs, CO	2,335,027	2,375,943
One Park Center	August 2015	Westminster, CO	8,125,318	7,992,420
Shea Center II	December 2015	Highlands Ranch, CO	19,795,329	20,246,645
Mandolin (4)	August 2021	Houston, TX	4,806,913	4,875,696
Baltimore	December 2021	Baltimore, MD	8,740,516	8,891,810
Presidio Property Trust, Inc. properties			93,572,363	103,975,890
Model Home properties (5)	2017 - 2022	IL, TX, WI	33,214,543	34,089,046
Total real estate assets and lease intangibles, net			$126,786,906	$138,064,936

(1) This property was sold during the nine months ended September 30, 2022.

(2) This property is held for sale as of September 30, 2022.

(3) Genesis Plaza is owned by two tenants-in-common, each of which owns 57% and 43%, respectively, and we beneficially own an aggregate of 76.4%.

(4) Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.

(5) Includes Model Homes listed as held for sale as of September 30, 2022.

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	September 30, 2022			December 31, 2021
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$2,515,264	$(2,452,656)	$62,608	$2,515,264	$(2,353,782)	$161,482
Leasing costs	1,261,390	(1,219,078)	42,312	1,261,390	(1,165,701)	95,689
Above-market leases	333,485	(333,485)	—	333,485	(333,485)	—
	$4,110,139	$(4,005,219)	$104,920	$4,110,139	$(3,852,968)	$257,171

At  September 30, 2022 and  December 31, 2021, there were no gross lease intangible assets and accumulated amortization related to the lease intangible assets included in real estate assets held for sale.

The net value of acquired intangible liabilities was approximately $31,963 and $73,130 relating to below-market leases at  September 30, 2022 and  December 31, 2021, respectively.

Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

2022	$50,091
2023	17,526
2024	17,526
2025	15,670
2026	4,107
Thereafter	—
Total	$104,920

6. OTHER ASSETS

Other assets consist of the following:

	September 30,	December 31,
	2022	2021
Deferred rent receivable	$1,537,252	$1,660,197
Prepaid expenses, deposits and other	808,331	473,554
Investment in marketable securities	819,144	1,514,483
Accounts receivable, net	203,768	401,927
Right-of-use assets, net	53,170	74,643
Other intangibles, net	37,483	82,483
Notes receivable	316,374	316,374
Deferred offering costs	116,855	134,843
Total other assets	$3,892,377	$4,658,504

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

As of September 30, 2022, we owned common shares of 16 different publicly traded REITs and an immaterial amount of written covered call options in three of those same REITs.  The gross fair market value on our publicly traded REIT securities was $819,220, with written covered call options totaling $76.  As of September 30, 2022, the net fair value of our publicly traded REIT securities was $819,144 based on the September 30, 2022 closing prices.  As of December 31, 2021, we owned common shares of 19 different publicly traded REITs and an immaterial amount of covered call options in ten of those same REITs.  The gross fair market value on our publicly traded REIT securities was $1,529,185, with covered call options totaling $14,702.  As of December 31, 2021, the net fair value of our publicly traded REIT securities was $1,514,483 based on the December 31, 2021 closing prices.

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following:

	Principal as of
	September 30,	December 31,	Loan	Interest
Mortgage note property	2022	2021	Type	Rate (1)	Maturity
300 N.P. (2)	-	2,232,923	Fixed	4.95%	6/11/2022
Dakota Center	9,502,870	9,677,108	Fixed	4.74%	7/6/2024
Research Parkway	1,662,749	1,705,438	Fixed	3.94%	1/5/2025
Arapahoe Service Center	7,645,349	7,770,887	Fixed	4.34%	1/5/2025
Union Town Center	8,063,205	8,173,568	Fixed	4.28%	1/5/2025
One Park Centre	6,192,311	6,276,849	Fixed	4.77%	9/5/2025
Genesis Plaza	6,084,613	6,168,604	Fixed	4.71%	9/6/2025
Shea Center II	17,297,630	17,494,527	Fixed	4.92%	1/5/2026
West Fargo Industrial (6)	4,060,187	4,148,405	Fixed	3.27%	8/5/2029
Grand Pacific Center (3) (4)	3,527,628	3,619,695	Fixed	4.02%	8/1/2037
Baltimore	5,670,000	—	Fixed	4.67%	4/6/2032
Mandolin	3,650,580	—	Fixed	4.35%	4/20/2029
Subtotal, Presidio Property Trust, Inc. Properties	$73,357,122	$67,268,004
Model Home mortgage notes (4) (5)	21,471,355	22,154,128	Fixed		2022 - 2025
Mortgage Notes Payable	$94,828,477	$89,422,132
Unamortized loan costs	(687,097)	(562,300)
Mortgage Notes Payable, net	$94,141,380	$88,859,832

(1)	Interest rates as of September 30, 2022.
(2)	The mortgage note payable for 300 N.P. is an amortizing loan with a balloon payment of $2.2 million due at maturity, on June 11, 2022. The Company paid this note in full on May 11, 2022 with available cash on hand.
(3)	Interest rate is subject to possible reset on September 1, 2023.
(4)	Property held for sale as of September 30, 2022. There were three model homes included as real estate assets held for sale.
(5)	Our model homes have stand-alone mortgage notes at interest rates ranging from 2.50% to 5.34% per annum as of September 30, 2022.
(6)	Interest rate is subject to possible reset on August 5, 2023.

The Company is in compliance with all material conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable were as follows as of September 30, 2022:

	Presidio Property	Model
	Trust, Inc.	Homes	Total Principal
Years ending December 31:	Notes Payable	Notes Payable	Payments
2022	$384,630	$2,154,993	$2,539,623
2023	1,470,877	7,190,816	8,661,693
2024	10,452,033	9,882,495	20,334,528
2025	28,852,501	2,243,051	31,095,552
2026	16,719,855	—	16,719,855
Thereafter	15,477,226	—	15,477,226
Total	$73,357,122	$21,471,355	$94,828,477

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

Since September 2021, we have issued six promissory notes to our majority owned subsidiaries, Dubose Model Home Investors 202 LP and Dubose Model Home Investors 204 LP, for the refinancing of six model home properties in Texas and Wisconsin, for approximately $1.31 million with interest rates ranging from 3.0% to 5.5% per annum and maturity dates between  November 2022 and August 2023.   These notes payable and notes receivable, including interest expense and interest income related to these promissory notes, are eliminated through consolidation on our financial statements.

On August 17, 2021, we issued a promissory note to our majority owned subsidiary, NetREIT Highland, for the acquisition of the Mandolin property in Houston, Texas, for $1.56 million with an interest rate of 4.0% per annum and a maturity date of August 17, 2022.   This note payable and note receivable, including interest expense and interest income related to this promissory note, were eliminated through consolidation on our financial statements.  During April 2022, this loan was refinanced with a loan from a third-party bank totaling $3.7 million, with the proceeds being used to pay back our $1.56 million promissory note.

On December 20, 2021, we issued a promissory note to our majority owned subsidiary, PPT Baltimore, for the acquisition of the Baltimore property in Baltimore, Maryland, for $5.65 million with an interest rate of 4.5% per annum and a maturity date of December 20, 2022.   This note payable and note receivable, including interest expense and interest income related to this promissory note, were eliminated through consolidation on our financial statements.  During March 2022, this loan was refinanced with a loan from a third-party lender totaling $5.67 million, with the proceeds being used to pay back our $5.65 million promissory note.

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

Financial Markets.  The Company monitors concerns over economic recession, the COVID-19 pandemic, interest rate increases, policy priorities of the U.S. presidential administration, trade wars, labor shortages, and inflation, any of which  may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the SWIFT system, and have threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is unknown. We have not currently experienced a direct material impact to our Company or operations; however, we will continue to monitor the financial markets for events that could impact our commercial real estate properties.

Sponsorship of Special Purpose Acquisition Company.  On January 7, 2022, we announced our sponsorship, through our wholly-owned subsidiary, Murphy Canyon Acquisition Sponsor, LLC (the “Sponsor”), of a special purpose acquisition company (“SPAC”) initial public offering. The SPAC raised $132,250,000 in capital investment to acquire businesses in the real estate industry, including construction, homebuilding, real estate owners and operators, arrangers of financing, insurance, and other services for real estate, and adjacent businesses and technologies targeting the real estate space, which we may refer to as “Proptech” businesses. We, through our wholly-owned subsidiary, owned approximately 23.5% of the issued and outstanding stock in the entity upon the initial public offering being declared effective and consummated (excluding the private placement units described below). Following the completion of its initial business combination, the SPAC will operate as a separately managed, publicly traded entity. The SPAC offered 132,250,000 units, with each unit consisting of one share of common stock and three-quarters of one redeemable warrant.  The warrants were evaluated using the guidance in ASC 480 "Distinguishing Liabilities from Equity" and we concluded that the warrants are indexed to Murphy Canyon's common stock and meet the criteria to be classified in stockholders' equity.

The SPAC's ability to complete a business combination may be extended up to six (6) months, in increments of three months at a time, beyond the date that is 12 months from the closing date of the Offering.  The extensions are subject to the payment into the Trust Account by the Sponsor (or its designees or affiliates) of the sum of $1,322,500, representing the sum of $0.10 per share of Common Stock sold to Public Stockholders, and which extension payments, if any, shall be added to the Trust Account.  The Company has committed to provide additional funds if needed to make such a deposit for the extension.

The Murphy Canyon IPO of 13,225,000 units (“Units”) and, with respect to the common stock included in the Units being offered, the (“Public Shares”), closed on February 7, 2022, raising gross proceeds for Murphy Canyon of $132,250,000, including the exercise in full by the underwriters of their over-allotment option. In connection with the IPO, we purchased, through the Sponsor, 754,000 placement units (the “placement units”) at a price of $10.00 per unit, for an aggregate purchase price of $7,540,000.  The Sponsor has agreed to transfer an aggregate of 45,000 placement units (15,000 each) to each of Murphy Canyon’s independent directors.  These proceeds were deposited in a trust account established for the benefit of the Murphy Canyon public shareholders and are included in Investments held in Trust in the accompanying condensed consolidated balance sheet at September 30, 2022. In connection with the initial public offering, Murphy Canyon incurred $7,738,161 in issuance costs, including $2,645,000 of underwriting discounts and commission, $4,628,750 of deferred underwriting fees and $464,411 of other offering costs.  These costs were allocated to temporary and permanent equity and offset against the proceeds.

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

On June 15, 2021, the Company completed its secondary offering of 800,000 shares of our Series D Preferred Stock for cash consideration of $25.00 per share to a syndicate of underwriters led by Benchmark, as representative, resulting in approximately $18.1 million in net proceeds, after deducting the underwriting discounts and commissions and the offering expenses paid by the Company. The Company granted the underwriters a 45-day option to purchase up to an additional 120,000 shares of Series D Preferred Stock to cover over-allotments, which they exercised on June 17, 2021, resulting in approximately $2.7 million in net proceeds, after deducting the underwriting discounts and commissions and the offering expenses paid by the Company.  In total, the Company issued 920,000 shares of Series D Preferred Stock with net proceeds of approximately $20.5 million, after deducting the underwriting discounts and commissions and the offering expenses paid by the Company and deferred offering costs.  The Series D Preferred Stock is listed for trading on The Nasdaq Capital Market under the symbol SQFTP.   The Company has used these proceeds for general corporate and working capital purposes, including acquiring additional properties.  Below are some of the key terms of the Series D Preferred Stock:

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

In accordance with the terms of the Series D Preferred Stock, the Series D monthly dividend has been approved by the Board of Directors through December 2022 in the amount of $0.19531 per share payable on the 15th of every month to stockholders of record of Series D Preferred Stock as of the last day of the prior month.  Total dividends paid to Series D Preferred stockholders during the three and nine months ended September 30, 2022 was approximately $0.5 million and $1.6 million, respectively.

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

The Company evaluated the accounting guidance in ASC 480 and ASC 815 regarding the classification of the Pre-Funded Warrant, Common Stock Warrants, and Placement Agent Warrants as equity or a liability and ultimately determined that it should be classified as permanent equity.  As of September 30, 2022, none of the Common Stock Warrants and Placement Agent Warrants have been exercised.

Stock Repurchase Program.  On September 17, 2021, the Board of Directors authorized a stock repurchase program of up to $10 million of outstanding shares of our Series A Common Stock, which expired in September 2022. On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6 million of outstanding shares of our Series A Common Stock and up to $4 million of our Series D Preferred Stock.  As of December 31, 2021, the Company had repurchased 29,721 shares of our Series A Common Stock at an average price of approximately $3.7223 per share, including a commission of $0.035 per share, for a total cost of $110,631.  During the nine months ended September 30, 2022, the Company had repurchased 161,605 shares of our Series A Common Stock at an average price of approximately $1.71953 per share, including a commission of $0.035 per share, and 3,933 shares of our Series D Preferred Stock at an average price of approximately $21.42330 per share, including a commission of $0.035 per share, for a total cost of $277,885 for the Series A Common Stock and $84,386 for the Series D Preferred Stock. These shares will be treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders' equity at cost.  While we will continue to pursue value creating investments, the Board believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently.

Cash Dividends on Common Stock.  For the three and nine months ended September 30, 2022, the Company declared and paid cash dividends of approximately $0.2 million and $2.9 million, respectively. For the three and nine months ended September 30, 2021 the Company declared and paid approximately $1.2 million and $4.5 million, respectively.  The Company intends to continue to pay dividends to our common stockholders on a quarterly basis, and on a monthly basis to holders of our Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future dividends.  The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the nine months ended September 30, 2022 and 2021.

Series A Common Stock

Quarter Ended	2022	2021
	Distributions Declared	Distributions Declared
March 31	$0.105	$0.101
June 30	0.106	0.102
September 30	0.020	0.103
Total	$0.231	$0.306

Series D Preferred Stock

Month	2022	2021
	Distributions Declared	Distributions Declared
January	$0.19531	$—
February	0.19531	—
March	0.19531	—
April	0.19531	—
May	0.19531	—
June	0.19531	0.10417
July	0.19531	0.19531
August	0.19531	0.19531
September	0.19531	0.19531
Total	$1.75779	$0.69010

Warrant Dividend. In January 2022, we distributed the Series A Warrants to holders of our Series A Common Stock.  The Series A Warrants and the shares of Series A Common Stock issuable upon the exercise of the Series A Warrants were registered on a registration statement that was filed with the SEC and was declared effective January 21, 2022. The Series A Warrants commenced trading on the Nasdaq Capital Market under the symbol “SQFTW” on January 24, 2022 and were distributed on that date to persons who held shares of common stock and existing outstanding warrants as of the January 14, 2022 record date, or who acquired shares of Series A Common Stock in the market following the record date, and who continued to hold such shares at the close of trading on January 21, 2022.  The Series A Warrants give the holder the right to purchase one share of Series A Common Stock at $7.00 per share, for a period of five years. Should warrantholders not exercise the Series A Warrants during that holding period, the Series A Warrants will automatically convert to 1/10 of a share of Series A Common Stock at expiration, rounded down to the nearest number of whole shares.

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

Dividend Reinvestment Plan. The Company adopted a distribution reinvestment plan (the “DRIP”) that allowed stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of the Company’s Common Stock. The Company registered 3,000,000 shares of Common Stock pursuant to the DRIP. The purchase price per share used in the past was 95% of the price the Company sold its shares, or $19.00 per share. No sales commission or dealer manager fees were paid on shares sold through the DRIP. The Company may amend, suspend or terminate the DRIP at any time. Any such amendment, suspension or termination is effective upon a designated dividend record date and notice of such amendment, suspension or termination is sent to all participants at least thirty (30) days prior to such record date. The DRIP became effective on January 23, 2012, was suspended on December 7, 2018 and adopted on October 6, 2020 in connection with our IPO, and updated to reflect a change in transfer agent and registrar. As of September 30, 2022, approximately $17.4 million or approximately 917,074 shares of Common Stock have been issued under the DRIP. No shares were issued under the DRIP since it was suspended in 2018.

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

A summary of the activity for the Company’s restricted stock was as follows:

Outstanding shares:	Common Shares

Balance at December 31, 2021	295,471
Granted	402,839
Forfeited	(11,780)
Vested	(108,967)
Balance at September 30, 2022	577,563

The non-vested restricted shares outstanding as of September 30, 2022 will vest over the next one to six years.

Share-based compensation expense was approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2022.  Share-based compensation expense was approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2021.  As of  September 30, 2022, future unrecognized stock compensation related to unvested shares totaled approximately $2.6 million.

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

The following tables compare the Company’s segment activity to its results of operations and financial position as of and for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Office/Industrial Properties:
Rental, fees and other income	$3,175,608	$2,888,361	$9,448,747	$10,149,013
Property and related expenses	(1,278,805)	(1,171,387)	(3,809,729)	(4,288,142)
Net operating income, as defined	1,896,803	1,716,974	5,639,018	5,860,871
Model Home Properties:
Rental, fees and other income	718,331	739,558	2,125,623	2,528,748
Property and related expenses	(23,479)	(25,804)	(76,687)	(106,304)
Net operating income, as defined	694,852	713,754	2,048,936	2,422,444
Retail Properties:
Rental, fees and other income	498,038	748,312	1,722,723	2,213,808
Property and related expenses	(131,943)	(217,379)	(490,481)	(644,862)
Net operating income, as defined	366,095	530,933	1,232,242	1,568,946
Reconciliation to net income (loss):
Total net operating income, as defined, for reportable segments	2,957,750	2,961,661	8,920,196	9,852,261
General and administrative expenses	(1,509,139)	(1,479,261)	(4,306,835)	(4,361,297)
Depreciation and amortization	(1,318,164)	(1,306,874)	(3,973,582)	(4,104,018)
Interest expense	(1,382,120)	(1,030,883)	(3,485,693)	(3,822,313)
Gain on extinguishment of government debt	—	—	—	10,000
Other income (expense), net	590,586	(13,886)	757,318	(67,329)
Income tax expense	(294,996)	(182,607)	(819,520)	(471,506)
Gain on sale of real estate	1,307,258	627,322	4,057,527	2,060,336
Net income (loss)	$351,175	$(424,528)	$1,149,411	$(903,866)

	September 30,	December 31,
Assets by Reportable Segment:	2022	2021
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$77,305,021	$78,240,086
Total assets (2)	$79,625,203	$76,453,436
Model Home Properties:
Land, buildings and improvements, net (1)	$33,214,543	$34,089,046
Total assets (2)	$31,237,396	$31,047,202
Retail Properties:
Land, buildings and improvements, net (1)	$16,237,143	$25,693,239
Total assets (2)	$16,857,792	$27,579,469
Reconciliation to Total Assets:
Total assets for reportable segments	$127,720,391	$135,080,107
Other unallocated assets:
Cash, cash equivalents and restricted cash	9,800,631	6,738,345
Other assets, net	151,101,776	19,378,311
Total Assets	$288,622,798	$161,196,763

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.

(2)

Includes land, buildings and improvements, cash, cash equivalents, and restricted cash, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	For the Nine Months Ended September 30,
Capital Expenditures by Reportable Segment	2022	2021
Office/Industrial Properties:
Capital expenditures and tenant improvements	$1,832,806	$1,054,202
Model Home Properties:
Acquisition of operating properties	8,087,250	2,851,800
Retail Properties:
Acquisition of operating properties	—	4,906,266
Capital expenditures and tenant improvements	106,906	67,849
Totals:
Acquisition of operating properties, net	8,087,250	7,758,066
Capital expenditures and tenant improvements	1,939,712	1,122,051
Total real estate investments	$10,026,962	$8,880,117

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

On October 12, 2022, certain subsidiaries of the Company, NetREIT Model Homes, LLC and Model Home Partnerships ("the Borowers"), and First Horizon Bank (“Lender”) entered into the tenth amendment (“Amendment”) to their loan agreement, dated as of February 26, 2016, which was previously amended by the first nine amendments dated March 14, 2016, June 29, 2016, April 11, 2017, February 20, 2018, April 11, 2018, April 11, 2019, May 22, 2020, June 26, 2020, and August 19, 2021 (as amended, the “Loan Agreement”). The Amendment is effective August 17, 2022.

The Amendment extends the Loan Agreement through October 12, 2023, from August 17, 2022, and requires that the Borrowers maintain a quarterly debt service coverage ratio, in the aggregate, of no less than 1.10 to 1.00. The Amendment further provides that the interest rate shall be equal to the lesser of (a) the maximum rate permitted by applicable law or (b) the greater of (i) the sum of the Index Rate (as defined in the Loan Agreement) then in effect on the date Borrower directs Lender to fix the interest rate for an impending advance plus 2.25% and (ii) 3.00% per year; provided, however, that such fixing of the interest rate shall not be effective for more than 30 days and upon the expiration of such 30 day period, the interest rate shall be reset five business days prior to the date of such advance.

In connection with the Amendment, also on October 12, 2022, the Company executed a Guaranty Agreement effective August 17, 2022 (the “Guaranty Agreement”), pursuant to which it guaranteed to Lender the payment and performance of the Borrowers’ obligations under the Loan Agreement, up to 15% of the total outstanding principal, interest, fees and other obligations owed under the Loan Agreement.

On October 20, 2022, the Company acquired six model homes for approximately $3.2 million. These acquisitions were paid for with approximately $1.0 million in cash payments and approximately $2.2 million in mortgage loans. There were no other commercial properties acquired after September 30, 2022 through the filing of this Quarterly Report on Form 10-Q.

On November 8, 2022, Murphy Canyon entered into a Merger Agreement and Plan of Merger (the “Merger Agreement”) with Conduit Merger Sub, Inc., a Cayman Islands company and a wholly-owned subsidiary of Murphy Canyon (“Merger Sub”), and Conduit Pharmaceuticals Limited, a Cayman Islands company (“Conduit”).  The Merger Agreement provides for, among other things, that Merger Sub will merge with and into Conduit, with Conduit as the surviving company in the merger and, after giving effect to such merger, Conduit shall be a wholly-owned subsidiary of Murphy Canyon (the “Merger”). In addition, Murphy Canyon will be renamed Conduit Pharmaceuticals, Inc.

The total consideration to be paid at the closing of the Merger (the “Merger Consideration”) by Murphy Canyon to the shareholders of Conduit will be $650,000,000, and will be payable in shares of Class A common stock of Murphy Canyon. The number of shares of Class A common stock be paid to the shareholders of Conduit as Merger Consideration will be 65,000,000, with each share of Class A common stock being valued at $10.00.  The Merger, which has been unanimously approved by the boards of directors of both Conduit and Murphy Canyon, is subject to, among other customary clsoing conditions, a successful registration statement declared effective by the SEC, approval by the stockholders of Murphy Canyon, and the shareholders of Conduit.  There can be no assurance that the Merger or financing will close as planned, or at all.

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

We may refer to the three months ended September 30, 2022 and September 30, 2021 as the “2022 Quarter” and the “2021 Quarter,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” and/or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and also of which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Currently, one of the most significant factors is the potential adverse effect of COVID-19 and ensuing economic turmoil on the financial condition, results of operations, cash flows and performance of the Company, particularly our ability to collect rent, on the financial condition, results of operations, cash flows and performance of our tenants, and on the global economy and financial markets. The extent to which COVID-19 impacts the Company and its tenants will depend on current and future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 30, 2022, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Additional factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to, the risks associated with the ownership of real estate in general and our real estate assets in particular; the economic health of the metro regions where we conduct business; the risk of failure to enter into/and or complete contemplated acquisitions and dispositions, within the price ranges anticipated and on the terms and timing anticipated; changes in the composition of our portfolio; fluctuations in interest rates; reductions in or actual or threatened changes to the timing of federal government spending; the risks related to use of third-party providers and joint venture partners; the ability to control our operating expenses; the economic health of our tenants; the supply of competing properties; shifts away from brick and mortar stores to e-commerce; the availability and terms of financing and capital and the general volatility of securities markets; compliance with applicable laws, including those concerning the environment and access by persons with disabilities; terrorist attacks or actions and/or risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions; weather conditions, natural disasters and pandemics; ability to maintain key personnel; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2021 Annual Report on Form 10-K filed on March 30, 2022. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

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

The effects of the COVID-19 pandemic did not significantly impact our operating results during 2021 or the nine months ended September 30, 2022. We continue to monitor and communicate with our tenants to assess their needs and ability to pay rent. We have negotiated lease amendments with certain tenants who have demonstrated financial distress caused by the COVID-19 pandemic, which have included or may include rent deferral, temporary rent abatement, or reduced rental rates and/or lease extension periods, however no new negotiations were initiated during the first three quarters of 2022. While these amendments have affected our short-term cash flows, we do not believe they represent a change in the valuation of our assets for the properties affected and have not significantly affected our results of operations. Given the longevity of this pandemic and the potential for other variants of the coronavirus, such as the delta variant, the COVID-19 outbreak may materially affect our financial condition and results of operations going forward, including, but not limited to, real estate rental revenues, credit losses, leasing activity, and potentially the valuation of our real estate assets. We do expect additional rent deferrals, abatements, and/or credit losses from our commercial tenants during the remainder of 2022 and we do not expect our existing rent deferrals, abatements, and/or credit losses to have a material impact on our real estate rental revenue and cash collections. While we do expect that the effects of the COVID-19 pandemic will impact our ability to lease up available commercial space, our business operations and activities in many regions may be subject to future quarantines, "shelter-in-place" rules, and various other restrictions for the foreseeable future. Due to the uncertainty of the future impacts of the COVID-19 pandemic, the extent of the financial impact cannot be reasonably estimated at this time.  We are continuing to focus on growing our portfolio with the capital raised from the sale of our 9.375% Series D Cumulative Redeemable Perpetual Preferred Stock in June 2021 and our Series A Common Stock in July 2021, as well are the sale of our commercial property World Plaza in March 2022.  For more information, see Part II - Item 1A. Risk Factors and Part II - Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022.

OVERVIEW

The Company operates as an internally managed, diversified REIT, with primary holdings in office, industrial, retail, and triple-net leased model home properties. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” The Company acquires, owns, and manages a geographically diversified portfolio of real estate assets including office, industrial, retail and model home residential properties leased to homebuilders located in the United States. As of September 30, 2022, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial property (“Office/Industrial Properties”), which totals approximately 756,112 rentable square feet;

•	Three retail shopping centers (“Retail Properties”), which total approximately 65,242 rentable square feet; and

•

82 model home residential properties (“Model Homes” or “Model Home Properties”), totaling approximately 253,124 square feet, leased back on a triple-net basis to homebuilders that are owned by five affiliated limited partnerships and one wholly-owned corporation, all of which we control.

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

Most of our office and retail properties are leased to a variety of tenants ranging from small businesses to large public companies, many of which are not investment grade. We have, in the past, entered into, and intend in the future to enter into, purchase agreements for real estate having net leases that require the tenant to pay all of the operating expense or pay increases in operating expenses over specific base years. Most of our office leases are for terms of three to five years with annual rental increases. Our model homes are typically leased back for two to three years to the home builder on a triple-net lease. Under a triple-net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property.

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

For additional information regarding our Common Stock activity, see Footnote 10. Stockholders’ Equity in Item 1. Financial Statements.

SIGNIFICANT TRANSACTIONS IN 2022 AND 2021

Acquisitions during the nine months ended September 30, 2022 :

•	The Company acquired 15 model homes for approximately $8.1 million. The purchase price was paid through cash payments of approximately $2.5 million and mortgage notes of approximately $5.6 million.

Acquisitions during the nine months ended September 30, 2021

•

The Company acquired six model homes for approximately $2.9 million.  These acquisitions were paid for with approximately $0.9 million in cash payments and approximately $2.0 million in mortgage loans.  There were no other commercial properties acquired during this period.

•	On August 17, 2021, the Company, through its 61.3% owned subsidiaries NetREIT Palm Self Storage, LP and NetREIT Highland LLC, acquired a single story newly constructed 10,500 square foot building in Houston, Texas for a purchase price of approximately $4.9 million, in connection with a like-kind exchange transaction pursued under Section 1031 of the Code 1986, as amended (the "Internal Revenue Code"). The building is 100% occupied under a 15-year triple net lease.

Dispositions during the nine months ended September 30, 2022 :

•	World Plaza, which was sold on March 11, 2022, for approximately $10.0 million and the Company recognized a loss of approximately $0.3 million.

•	The Company sold 25 model homes for approximately $13.5 million and recognized a gain of approximately $4.3 million.

Dispositions during the nine months ended September 30, 2021

•	Waterman Plaza, which was sold on January 28, 2021, for approximately $3.5 million and the Company recognized a loss of approximately $0.2 million.

•	Garden Gateway, which was sold on February 19, 2021, for approximately $11.2 million and the Company recognized a loss of approximately $1.4 million.

•	Highland Court, which was sold on May 20, 2021 for approximately $10.2 million and the Company recognized a loss of approximately $1.6 million.

•	Executive Office Park, which was sold on May 21, 2021 for approximately $8.1 million and the Company recognized a gain of approximately $2.5 million.

•	The Company sold 39 model homes for approximately $19.0 million and recognized a gain of approximately $2.9 million.

Management does not expect that the level of commercial property sales experienced over the last 24 months to continue in the near future.  Additionally, with the equity raised in June and July 2021 and the refinancing of our commercial properties during 2022, management is working to increase the number of commercial properties in the portfolio with new acquisitions.  However, elevated real estate prices in both commercial and residential real estate and compressing capitalization rates have made it challenging to acquire properties that fit our portfolio needs.  Management will continue to evaluate potential acquisitions in an effort to increase our portfolio of commercial real estate.

For details regarding our sponsorship of a special purpose acquisition company, Murphy Canyon Acquisition Corp. ("Murphy Canyon"), see Note 9, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED September 30, 2022 and 2021

Revenues. Total revenues were approximately $4.4 million for the three months ended September 30, 2022 compared to approximately $4.4 million for the same period in 2021.  As of September 30, 2022, we had approximately $126.8 million in net real estate assets, compared to approximately $125.9 million in net real estate assets at September 30, 2021.

Rental Operating Costs. Rental operating costs were relatively flat at $1.4 million for the three months ended September 30, 2022, compared to approximately $1.4 million for the same period in 2021.

General and Administrative Expenses. General & Administrative (“G&A”) expenses for thethree months ended September 30, 2022 and 2021 totaled approximately $1.5 million and $1.5 million, respectively.  G&A expenses as a percentage of total revenue was 34.4% and 33.8% for three months ended September 30, 2022 and 2021, respectively.

Depreciation and Amortization. Depreciation and amortization expense was approximately $1.3 million for the three months ended September 30, 2022, compared to approximately $1.3 million for the same period in 2021.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges was approximately $1.4 million for the three months ended September 30, 2022 compared to approximately $1.0 million for the same period in 2021, an increase of $0.4 million or 39%. The increase in mortgage interest expense relates to the increase in mortgage debt which totaled approximately $94.1 million at September 30, 2022 as compared to approximately $86.3 million at September 30, 2021.  The weighted average interest rate on our outstanding debt was 4.40% and 4.24% as of September 30, 2022 and 2021, respectively.

Gain on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2022 and 2021" above for further detail.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the three months ended September 30, 2022 and 2021 totaled approximately $1.1 million and $0.4 million.

RESULTS OF OPERATIONS FOR THE Nine MONTHS ENDED September 30, 2022 and 2021

Revenues. Total revenues were approximately $13.3 million for the nine months ended September 30, 2022 compared to approximately $14.9 million for the same period in 2021, a decrease of approximately $1.6 million or 11%, which is primarily related to the sale of four commercial properties and 44 model homes during 2021, and the sale of World Plaza in March 2022.  As of September 30, 2022, we had approximately $126.8 million in net real estate assets, compared to approximately $125.9 million in real estate assets at September 30, 2021.

Rental Operating Costs. Rental operating costsdecreasedby approximately $0.4 million to $4.4 million for the nine months endedSeptember 30, 2022,compared to approximately $4.7 million for the same period in 2021. The overalldecrease in rental operating costsfor the nine months endedSeptember 30, 2022 as compared to 2021 is primarily related to the decrease in real estate assets note above, as well as the mix of properties that were triple net lease, like Mandolin and Baltimore as well as model homes, which have significantly lower operating costs than non-triple net leased properties.

General and Administrative Expenses. G&A expenses for thenine months ended September 30, 2022 and 2021 totaled approximately $4.3 million and $4.4 million, respectively. These expenses decreased only slightly by approximately $0.1 million for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to employee tax refunds from employee retention credits totaling approximately $0.3 million.  This reduction was offset by new formation, insurance and operating costs related to Murphy Canyon and increased costs for audit, tax and legal services. G&A expenses as a percentage of total revenue was 32.4% and 29.3% for nine months ended September 30, 2022 and 2021, respectively.  The increase in percentage is primarily due to a net decrease in rental income related tothe sale of properties noted above, while G&A remained relatively flat, including the Murphy Canyon G&A expenses of approximately $0.8 million.

Depreciation and Amortization. Depreciation and amortization expense was approximately $4.0 million for the nine months ended September 30, 2022, compared to approximately $4.1 million  for the same period in 2021, representing a decrease of approximately $0.1 million or 2%. The decrease in depreciation and amortization expense in 2022 compared to the same period in 2021 is primarily related to the sale of four commercial properties during 2021, offset by the acquisitions of our Baltimore and Mandolin properties.

Asset Impairments. We review the carrying value of each of our real estate properties quarterly to determine if circumstances indicate an impairment in the carrying value of these investments exists. The Company did not recognize an impairment during the nine months ended September 30, 2022, compared to an impairment of $0.3 millionduring the nine months ended September 30, 2021.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges was approximately $3.5 million for the nine months ended September 30, 2022 compared to approximately $3.5 million for the same period in 2021, a decrease of $0.1 million or 3%. The decrease in mortgage interest expense relates to the decreased number of commercial properties owned in 2022 compared to 2021 and the related mortgage debt, slightly offset by the addition of mortgage loans for Baltimore and Mandolin in 2022. The weighted average interest rate on our outstanding debt was 4.40% and 4.24% as of September 30, 2022 and 2021, respectively.

Gain on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2022 and 2021" above for further detail.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the nine months ended September 30, 2022 and 2021 totaled approximately $3.0 million and $1.8 million.

Geographic Diversification Tables

The following tables show a list of commercial properties owned by the Company grouped by state and geographic region as of September 30, 2022:

		Aggregate		Current	Approximate %
	No. of	Square	Approximate %	Base Annual	of Aggregate
State	Properties	Feet	of Square Feet	Rent	Annual Rent
California	1	57,807	7.0%	$1,368,180	12.2%
Colorado	5	324,245	39.5%	5,509,139	49.0%
Maryland	1	31,752	3.9%	696,321	6.2%
North Dakota	4	397,050	48.3%	3,335,210	29.7%
Texas	1	10,500	1.3%	329,385	2.9%
Total	12	821,354	100.0%	$11,238,235	100.0%

The following tables show a list of our Model Home properties by geographic region as of September 30, 2022:

				Current	Approximate
	No. of	Aggregate	Approximate %	Base Annual	of Aggregate
Geographic Region	Properties	Square Feet	of Square Feet	Rent	% Annual Rent
Midwest	1	3,663	1.4%	$57,420	2.3%
Northeast	2	6,153	2.4%	80,844	3.2%
Southwest	79	243,308	96.1%	2,409,732	94.6%
Total	82	253,124	100%	$2,547,996	100%

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings, financial aid from government programs instituted as a result of COVID-19, and the sale of equity or debt securities. Management believes that the number of recent real estate sales and resulting cash generated may not be indicative of our future strategic plans.  We intend to grow our portfolio with the capital raised from the sale of our Series D Preferred Stock in June 2021 and our Series A Common Stock in July 2021 as well are the sale of our commercial property World Plaza in March 2022.  Our cash and restricted cash at September 30, 2022 was approximately $18.6 million. Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. We also are actively seeking investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders, and may seek a revolving line of credit to provide short-term liquidity. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders.  Future principal payments due on our mortgage notes payables during 2022, total approximately $ 2,539,623, of which $ 2,154,993 is related to model home properties.  Management expects certain model home and commercial properties will be sold, and that the underlying mortgage notes will be paid off with sales proceeds, while other mortgage notes will be refinanced as the Company has done in the past. Additional principal payments will be made with cash flows from ongoing operations.  On March 11, 2022, the Company completed the sale of our property World Plaza, located in San Bernardino, CA, for $10 million to an unrelated third party.  This property was not encumbered by any debt and net cash proceeds will be used for future cash needs.  On December 31, 2022, the lease for our largest tenant, Halliburton Energy Services, Inc.,  expires.  Halliburton Energy Services, Inc. is located in our Shea Center II property in Colorado, and makes up approximately 8.4% of our annual base rent.  We do not expect the tenant to renew the lease and we plan on placing approximately $1.1 million in a reserve account with our lender to cover future mortgage payments, if necessary.  Our management team is working to fill the space as quickly as possible, and we expect at least 20% of the space to be leased by January 2023.

On September 17, 2021, the Board of Directors authorized a stock repurchase program of up to $10 million of outstanding shares of our Series A Common Stock, which expired in September 2022.  On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6 million of outstanding shares of the Company’s Series A Common Stock and up to $4 million of the Company’s Series D Preferred Stock.  As of December 31, 2021, the Company had repurchased 29,721 shares of our Series A Common Stock at an average price of approximately $3.7223 per share, including a commission of $0.035 per share, for a total cost of $110,631.  During the nine months ended September 30, 2022, the Company had repurchased 161,605 shares of our Series A Common Stock at an average price of approximately $1.71953 per share, including a commission of $0.035 per share, and 3,933 shares of our Series D Preferred Stock at an average price of approximately $21.42330 per share, including a commission of $0.035 per share, for a total cost of $277,856 for the Series A Common Stock and $84,386 for the Series D Preferred Stock. These shares will be treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders' equity at cost.  While we will continue to pursue value creating investments, the Board believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently.

There can be no assurance that the Company will refinance loans, take out additional financing or capital will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans or certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. We believe that cash on hand, cash flow from our existing portfolio, distributions from joint ventures in Model Home Partnerships and property sales during 2022 will be sufficient to fund our operating costs, planned capital expenditures and required dividends for at least the next twelve months. If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we plan to fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, issuance of debt instruments, additional investors, or we may reduce the rate of dividends to our stockholders.

The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the nine months ended September 30, 2022 and 2021.  The Company intends to continue to pay dividends to our common stockholders on a quarterly basis, and on a monthly basis for the Series D Preferred stockholders going forward, but there can be no guarantee the Board of Directors will approve any future dividends.

Series A Common Stock:

Quarter Ended	2022	2021
	Distributions Declared	Distributions Declared
March 31	$0.105	$0.101
June 30	0.106	0.102
September 30	0.020	0.103
Total	$0.231	$0.306

Series D Preferred Stock:

Month	2022	2021
	Distributions Declared	Distributions Declared
January	$0.19531	$—
February	0.19531	—
March	0.19531	—
April	0.19531	—
May	0.19531	—
June	0.19531	0.10417
July	0.19531	0.19531
August	0.19531	0.19531
September	0.19531	0.19531
Total	$1.75779	$0.69010

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

Cash Equivalents and Restricted Cash

At September 30, 2022 and December 31, 2021, we had approximately $18.6 million and $14.7 million in cash equivalents, respectively, including $4.9 million and $4.7 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts and cash held in bank accounts at third-party institutions. During 2022 and 2021, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $1.0 million of our cash balance is intended for capital expenditures on existing properties (some of which is held in deposits reserve accounts by our lenders) during the rest of the year. We intend to use the remainder of our existing cash and cash equivalents for asset/property acquisitions, reduction of principal debt, general corporate purposes, common stock repurchases (if market conditions are met), or dividends to our stockholders.  During October 2022, one of our lenders released approximately $0.8 million in restricted cash due to the extension of a major tenant for a three-year term, with an option to terminate after year two.  Additionally, we expect to put approximately $1.1 million in a restricted reserve account during the fourth quarter related to the non-renewal of a major tenant at another property.  That lease expires on December 31, 2022.

Secured Debt

As of September 30, 2022 , all our commercial properties, except 300 NP which has no debt, had fixed-rate mortgage notes payable in the aggregate principal amount of  $73.4 million , collateralized by a total of 11  commercial properties with loan terms at issuance ranging from 5 to 22 years. The weighted-average interest rate on these mortgage notes payable as of September 30, 2022 was approximately 4.53% , and our debt to estimated market value for our commercial properties was approximately 59.8%.

As of September 30, 2022, the Company had  fixed-rate mortgage notes payable related to model homes in the aggregate principal amount of $21.5 million, excluding loans eliminated through consolidation, collateralized by a total of 76 Model Homes. These loans generally have a term at issuance of three to five years. As of September 30, 2022, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $283,000 and 3.95%, respectively. Our debt to estimated market value on all our model home properties is approximately 56.2%, excluding any loans eliminated through consolidation.  We have been able to refinance maturing mortgages to extend maturity dates and we have not experienced any notable difficulties financing our acquisitions.  The Company anticipates that any new mortgages used to acquire commercial properties or model homes in the near future will be at rates higher than our currently weighted average interest rate.

Cash Flows for the nine months ended September 30, 2022 and September 30, 2021

Operating Activities: Net cash from operating activities for the nine months ended September 30, 2022 totaled approximately $1.9 million, as compared to cash from operating activities of $1.1 million for the nine months ended September 30, 2021. The change in net cash used in operating activities is mainly due to changes in net income, which fluctuates based on timing of receipt and payment, as well as an increase in non-cash addbacks such as straight-line rent.

Investing Activities: Net cash used in investing activities for the nine months ended September 30, 2022 was approximately $123.8 million compared to approximately $37.3 million provided by investing activities during the same period in 2021. The change from each period was primarily related to the gross cash invested into the trust account for Murphy Canyon.

We currently project that we could spend up to $1.0 million (some of which is held in deposits reserve accounts by our lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio during the rest of the year. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures in the future due to rising construction costs. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities: Net cash provided by financing activities during the nine months ended September 30, 2022 was $125.8 million compared to $22.1 million used in financing activities for the same period in 2021 and was primarily due to the following activities for the nine months ended September 30, 2022:

•	Proceeds of approximately $132.3 million from public issuance for Murphy Canyon common stock during the nine months ended September 30, 2022.

•	Net decrease in repayment of mortgage notes payable and notes payable totaling approximately $40.0 million.

•	Net increase in proceeds from mortgage notes payable totaling approximately $7.0 million.

•	A net decrease of dividends paid to Series A Common stockholders of approximately $0.4 million.

•	A net decrease of distributions to noncontrolling interest of approximately $1.8 million.

These increases to cash provided by financing activities were offset by the following:

•	Net increase of payment of deferred offering costs totaling approximately $2.6 million, mainly related to offering costs for Murphy Canyon of $3.2 million.

•	The issuance of Series A Common Stock and Series D Preferred Stock totaling approximately $8.9 million and $20.5 million, respectively during 2021 which was not repeated during 2022.

•	The increase in cash used to repurchase Series A Common Stock totaling approximately $0.2 million.

•	Net increase in cash dividend payments to Series D Preferred Stockholders of approximately $1.2 million (the Series D Preferred Stock dividends began in June 2021).

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

Common Stock Warrants:

If all the potential Common Stock Warrants outstanding at September 30, 2022, were exercised at the price of $5.00 per share, gross proceeds to us would be approximately $10 million and we would as a result issue an additional 2,000,000 shares of common stock.

Placement Agent Warrants:

If all the potential Placement Agent Warrants outstanding at September 30, 2022, were exercised at the price of $6.25 per share, gross proceeds to us would be approximately $0.5 million and we would as a result issue an additional 80,000 shares of common stock.

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

Series A Warrants:

If all the potential Series A Warrants outstanding at September 30, 2022, were exercised at the price of $7.00 per share, gross proceeds to us would be approximately $101.2 million and we would as a result issue an additional 14,450,069 shares of common stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Furthermore, we do not believe that these controls have been impacted by COVID-19 related circumstances, including remote work arrangements with our employees.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors under Part I, Item 1A of our Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities. None.

Stock Repurchases. On September 17, 2021, the Board of Directors authorized a stock repurchase program of up to $10 million of outstanding shares of our Series A Common Stock which expired in September 2022.  On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6 million of outstanding shares of the Company’s Series A Common Stock and up to $4 million of the Company’s Series D Preferred Stock.  Purchases under the repurchase program may be made in the open market, through block trades, and other negotiated transactions.  These shares will be treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders' equity at cost. The repurchase program has a one-year term.

The following table contains information for shares of common stock repurchased during the three months ended September 30, 2022.

Stock repurchases for Series A Common Stock.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2022	—	$—	—	$—
August 2022	—	—	—	—
September 2022	151,194	1.63	151,194	5,753,034
Total	151,194	$1.63	151,194	$5,753,034

Stock repurchases for Series D Preferred Stock.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2022	—	$—	—	$—
August 2022	—	—	—	—
September 2022	3,939	21.42	3,939	3,915,614
Total	3,939	$21.42	3,939	$3,915,614

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022.

31.2

Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022

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

Date: November 10, 2022	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

	By:	/s/ Adam Sragovicz
	Name:	Adam Sragovicz
	Title:	Chief Financial Officer

	By:	/s/ Ed Bentzen
	Name:	Ed Bentzen
	Title:	Chief Accounting Officer