Form 10-K
period 2022-12-31
Presidio Property Trust, Inc.
filed 2023-03-28
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐    Yes  ☒    No

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $11.4 million based upon the closing price reported for such date on the Nasdaq Capital Market.  At March 27, 2023, the registrant had issued and outstanding 13,075,199 shares of its Series A Common Stock $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Presidio Property Trust’s Annual Meeting currently scheduled to be held on June 1, 2023 to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

PRESIDIO PROPERTY TRUST, INC.

FORM 10-K – ANNUAL REPORT

For the year ended December 31, 2022

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

•	our reliance on third-party property managers to manage a substantial number of our properties and brokers and/or agents to lease our properties;

•	decrease in supply and/or demand for single family homes, inability to acquire additional model homes, and increased competition to buy such properties;

•	failure to continue to qualify as a REIT;

•	adverse results of any legal proceedings;

•	changes in laws, rules and regulations affecting our business;

•	the other risks and uncertainties discussed in "Risk Factors" and elsewhere herein; and

•

the potential adverse effects of the COVID-19 pandemic of new epidemics and ensuing economic turmoil on our financial condition, results of operations, cash flows and performance, particularly our ability to collect rent, on the financial condition, results of operations, cash flows and performance of our tenants, and on the global economy and financial markets; adverse economic conditions in the real estate market and overall financial market fluctuations (including, without limitation, as a result of the current COVID-19 pandemic).

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

ITEM 1.

OVERVIEW AND CORPORATE STRUCTURE

Presidio Property Trust, Inc. (“we”, “our”, “us” or the “Company”) is an internally-managed real estate investment trust (“REIT”). We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” We are a publicly traded company on Nasdaq, and registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Through the Company, its subsidiaries and its partnerships, we own 12 commercial properties in fee interest and have partial interests in two commercial properties through our interests in various affiliates in which we serve as general partner, member and/or manager. Each of the limited partnerships is referred to as a “DownREIT.” In each DownREIT, we have the right, through put and call options, to require our co-investors to exchange their interests for shares of our Series A Common Stock, or our common stock, at a stated price after a defined period (generally five years from the date they first invested in the entity’s real property), the occurrence of a specified event or a combination thereof. The Company is a limited partner in five partnerships and sole shareholder in one corporation, which entities purchase and leaseback model homes to and from homebuilders.

MARKET AND BUSINESS STRATEGY

The Company invests in a diverse multi-tenant portfolio of real estate assets. Beginning in 2015, we began to focus our commercial portfolio primarily on office and industrial properties (“Office/Industrial Properties”) and model homes (“Model Home Properties”), and have been managing the portfolio to transition out of retail properties. Our commercial properties are currently located in Colorado, North Dakota, California, Maryland and Texas. Our commercial property tenant base is highly diversified and consists of approximately 156 individual commercial tenants with an average remaining lease term of approximately 3 years as of December 31, 2022. As of December 31, 2022, two  commercial tenants represented more than 5.0% of our annualized base rent, one of which represented 8.57% of our annualized based rent, while our ten largest tenants represented approximately 37.46% of our annualized base rent.  On December 31, 2022, the lease for our largest tenant, Halliburton Energy Services, Inc., expired.  Halliburton Energy Services, Inc. was located in our Shea Center II property in Colorado, and made up approximately 8.57% of our annual base rent.  The tenant did not renew the lease and we placed approximately $1.1 million in a reserve account with our lender to cover future mortgage payments, if necessary.  Our management team is working to fill the 45,535 square foot space as quickly as possible, and has already leased approximately 20% of the space to a tenant during January 2023.   In addition, our commercial property tenant base has limited exposure to any single industry.   For more information, see Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations included elsewhere in this Annual Report on Form 10-K.

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

RECENT DEVELOPMENTS

Significant Transactions in 2022 and 2021

Acquisitions during the year ended December 31, 2022:

•

We acquired 31 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2022. The purchase price for these properties was $15.6 million. The purchase price consisted of cash payments of $4.8 million and mortgage notes of $10.8 million.

Acquisitions during the year ended December 31, 2021:

•

On August 17, 2021, the Company, through its 61.3% owned subsidiaries, NetREIT Palm Self Storage, LP and NetREIT Highland LLC, acquired a single story newly constructed 10,500 square foot building in Houston, Texas for a purchase price of approximately $4.9 million, in connection with a like-kind exchange transaction pursued under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code").  The building is 100% occupied under a 15-year triple net lease and was purchased with all cash.

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

Dispositions during the year ended December 31, 2022:

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

During year ended December 31, 2022, we disposed of the following properties:

•	World Plaza, which was sold on March 11, 2022, for approximately $10.0 million and the Company recognized a loss of approximately $0.3 million.

•	31 model homes for approximately $17.5 million and the Company recognized a gain of approximately $5.4 million.

Dispositions during the year ended December 31, 2021:

During year ended December 31, 2021, we disposed of the following properties:

•	Waterman Plaza, which was sold on January 28, 2021, for approximately $3.5 million and the Company recognized a loss of approximately $0.2 million.

•	Garden Gateway, which was sold on February 19, 2021, for approximately $11.2 million and the Company recognized a loss of approximately $1.4 million.

•	Highland Court, which was sold on May 20, 2021, for approximately $10.2 million and the Company recognized a loss of approximately $1.6 million.

•	Executive Office Park, which was sold on May 21, 2021, for approximately $8.1 million and the Company recognized a gain of approximately $2.5 million.

•	44 model homes for approximately $20.7 million and the Company recognized a gain of approximately $3.2 million.

Model Home Properties

Our Model Home properties are located in three states throughout the United States. As of December 31, 2022, we owned 92 model homes with a net book value of approximately $37.9 million.

NetREIT Dubose Model Home REIT, Inc. (“NetREIT Dubose”) is engaged in the business of acquiring model homes from third party homebuilders in sale-leaseback transactions whereby a homebuilder sells the Model Home to NetREIT Dubose and leases back the Model Home under a triple net lease (“NNN”) for use in marketing its residential development. Our Model Home business was started in March 2010 through the acquisition of certain assets and rights from Dubose Model Homes USA. Subsequent to its formation, NetREIT Dubose raised $10.6 million pursuant to a private placement of its common stock (the private placement terminated on December 31, 2013). As of December 31, 2022, NetREIT Dubose had sold all of its properties and distributed all available cash to its shareholders, including the Company.

We currently operate five limited partnerships in connection with NetREIT Dubose: Dubose Model Home Investors #202, LP (“DMHI #202”), Dubose Model Home Investors #203, LP (“DMHI #203”), Dubose Model Home Investors #204, LP (“DMHI #204”), Dubose Model Home Investors #205, LP (“DMHI #205”), and Dubose Model Home Investors #206, LP (“DMHI #206”). The limited partnerships typically raise private equity to invest in Model Home Properties and lease them back to the homebuilders. As of December 31, 2022, the Company owned:

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

Share Repurchase Program

On September 17, 2021, the Board of Directors authorized a stock repurchase program of up to $10 million of outstanding shares of our Series A Common Stock, which expired in September 2022. On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock.  During the year ended December 31, 2021, the Company repurchased 29,721 shares of our Series A Common Stock at an average price of approximately $3.7223 per share, including a commission of $0.035 per share, for a total cost of $110,631.  During the year ended December 31, 2022, the Company repurchased 196,631 shares of our Series A Common Stock at an average price of approximately $1.59 per share, including a commission of $0.035 per share, and 6,013 shares of our Series D Preferred Stock at an average price of approximately $20.31 per share, including a commission of $0.035 per share, for a total cost of $313,578 for the Series A Common Stock and $122,141 for the Series D Preferred Stock. The repurchased shares will be treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders' equity at cost.  While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently.

At-the-Market Offering

On November 8, 2021, we entered into an At-the-Market Offering Agreement (the “Sales Agreement”) with The Benchmark Company, LLC (the “Manager”) pursuant to which the Manager will act as the Company’s sales agent with respect to the issuance and sale of up to $4,399,000 of our Series A Common Stock from time to time in an at-the-market public offering.  Sales of our common stock, if any, through the Manager, will be by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Capital Market or any other existing trading market for the common stock in the U.S. or to or through a market maker. The Manager may also sell the common stock in privately negotiated transactions, subject to our prior approval. The price per share will be at prevailing market prices. The Company will pay the Manager a commission equal to 3.5% of the gross proceeds from the sale of the Series A Common Stock pursuant to the Sales Agreement.  As of December 31, 2022, there have been no sales under the  Sales Agreement.

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

Immediately following the IPO, Murphy Canyon began to evaluate acquisition candidates.  On November 8, 2022, Murphy Canyon entered into an agreement and plan of merger with Conduit Pharmaceuticals Limited, a Cayman Islands exempted company (“Conduit”), and Conduit Merger Sub, Inc., a Cayman Islands exempted company and Murphy Canyon’s wholly owned subsidiary. If the merger agreement is approved by Murphy Canyon’s stockholders and the transactions under the merger agreement  are consummated, Murphy Canyon’s Cayman Island subsidiary will merge with and into Conduit, with Conduit surviving the merger as Murphy Canyon’s wholly owned subsidiary. Pursuant to the merger agreement, the outstanding ordinary shares (including the shares issued upon conversion of all outstanding convertible debt, which conversion shall have occurred prior to the consummation of the merger) of Conduit will be converted into an aggregate of 65,000,000 shares of Murphy Canyon’s newly issued common stock, with each such outstanding Conduit ordinary share (including the ordinary shares issued upon conversion of all outstanding convertible debt, which conversion shall have occurred prior to the consummation of the merger) converted into newly issued shares of Murphy Canyon’s common stock on a pro rata basis.

Initially, Murphy Canyon was required to complete its initial business combination transaction by 12 months from the consummation of its initial public offering or up to 18 months if it extended the period of time to consummate a business combination in accordance with its certificate of incorporation.  On January 26, 2023, at a special meeting of the stockholders, the stockholders approved a proposal to amend the Murphy Canyon’s certificate of incorporation to extend the date by which it has to consummate a business combination up to 12 times, each such extension for an additional one month period, from February 7, 2023, to February 7, 2024.  The stockholders also approved a related proposal to amend the trust agreement allowing Murphy Canyon to deposit into the trust account, for each one-month extension, one-third of 1% of the funds remaining in the trust account following the redemptions made in connection with the approval of the extension proposal at the special meeting.  In connection with the stockholders’ vote at the special meeting, 11,037,272 shares of common stock were tendered for redemption, which were redeemed in February 2023.  After the redemptions, there were 2,187,728 shares SPAC Class A common stock subject to possible redemption.

On March 3, 2023 we loaned Murphy Canyon $300,000 to fund its trust account and for operating expenses, and may lend up to $1.5 million in total.   The loan is non-interest bearing, unsecured and will be repayable in full upon the earlier of (i) the date on which Murphy Canyon consummates its initial business combination and (ii) the date that its winding up is effective.

Warrant Dividend

In January 2022, we distributed the Series A Warrants to holders of our Series A Common Stock as of the record date of January 14, 2022.  The Series A Warrants and the shares of Series A Common Stock issuable upon the exercise of the Series A Warrants were registered on a registration statement that was filed with the SEC and was declared effective January 21, 2022. The Series A Warrants commenced trading on the Nasdaq Capital Market under the symbol “SQFTW” on January 24, 2022 and were distributed on that date to persons who held shares of common stock and existing outstanding warrants as of the January 14, 2022 record date, or who acquired shares of Series A Common Stock in the market following the record date, and who continued to hold such shares at the close of trading on January 21, 2022.  The Series A Warrants give the holder the right to purchase one share of Series A Common Stock at $7.00 per share, for a period of five years. Should warrantholders not exercise the Series A Warrants during that holding period, the Series A Warrants will automatically convert to 1/10 of a share of Series A Common Stock at expiration, rounded down to the nearest number of whole shares.

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

Use of Leverage

We use mortgage loans secured by our individual properties in order to maximize the return for our stockholders. Typically, these loans are for terms ranging from five to ten years. Currently, the majority of our mortgage loans are structured as non-recourse to us with limited exceptions that would cause a recourse event only upon occurrence of certain fraud, misconduct, environmental, or bankruptcy events. Non-recourse financing limits our exposure to the amount of equity invested in each property pledged as collateral thereby protecting the equity in our other assets. We can provide no assurance that the non-recourse financing will be available to us in the future on terms that are acceptable to us, or at all and there may be circumstances where lenders have recourse to our other assets. To a lesser extent, we use recourse financing. At December 31, 2022, $30.2 million of our total debt contained recourse to the Company, of which $24.8 million was related to the model homes properties.

We have used both fixed and variable interest rate debt to finance our properties. Wherever possible, we prefer to obtain fixed rate mortgage financing as it provides better cost predictability. As of December 31, 2022, none of our mortgage loans include variable interest rate provisions.  In August 2023 and September 2023, we have two mortgage loans, on West Fargo Industries and Grand Pacific Center, which are subject to possible interest rate resets.

In 2023, we have $6.8 million of principal payments on mortgage notes payable related to the model home properties, including $6.2 million payments related to mortgage notes payable that mature in 2023. We plan to refinance a significant portion of the mortgage notes payable or sell the model home properties to repay the mortgage notes payable. We have $1.5 million of principal payments on mortgage notes payable relating to commercial properties in 2023, none of which are maturing in 2023.

Our short-term liquidity needs include satisfying the debt service requirements of our existing mortgages.  Overall the commercial properties and Model Homes adequately covered their debt servicing needs during the year ended December 31, 2022, and management expect this to continue during the next twelve months.  If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, from sales of equity or debt securities, or we will reduce the rate of distribution to the stockholders.

PROPERTY MANAGEMENT

The Company, through its wholly owned subsidiary, NTR Property Management, Inc., is the primary property manager for all of its properties.  The Company subcontracts with third party property management companies in California and North Dakota to render on-site management services, and internally manages our properties in Colorado, Maryland, and Texas.

COMPETITION

We compete with a number of other real estate investors, many of whom own similar properties in the same geographical markets. Competitors include other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these competitors have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. In addition, many of these competitors have capital structures that allow them to make investments at higher prices than what we can prudently offer while still generating a return to their investors that is commensurate with the returns we are seeking to provide our investors. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our leases expire. The concentration of our commercial properties in Colorado and North Dakota makes us susceptible to local market conditions in these areas.

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

MANAGEMENT OF THE COMPANY

Our Management

We refer to our executive officers and any directors who are affiliated with them as our “Management”.  Our Management is currently comprised of:

•	Jack K. Heilbron, Chairman of the Board of Directors, Chief Executive Officer and President of the Company, President and Director of NetREIT Dubose, and President of NetREIT Advisors;

•	Adam Sragovicz, Chief Financial Officer of the Company and Dubose Advisors;

•	Gary M. Katz, Chief Investment Officer of the Company; and

•	Steve Hightower, President of NetREIT Dubose.

Mr. Heilbron has overall responsibility for the day-to-day activities of the Company. Mr. Sragovicz oversees financial matters, including financial reporting, budgeting, forecasting, funding activities, tax and insurance. Mr. Hightower is responsible for managing the day-to-day activities of the Dubose Advisors and NetREIT Advisors and the model homes division. Mr. Heilbron and Mr. Katz are responsible for recommending all Company property acquisitions and dispositions.

Our Board of Directors

Our Management is subject to the direction and supervision of our Board of Directors.  Among other things, our Board of Directors must approve each real property acquisition our Management proposes. As of December 31, 2022, there were five directors comprising our Board of Directors, four of whom are independent directors (“Independent Directors”). One of our directors, Mr. Heilbron is not independent.  Mr. Dubose, a previously non-independent director stepped down as a director in March 2022.  See Item 9B Other Information, in Part II of this 10-K for more information.

OUR REIT STATUS

We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2000. To continue to be taxed as a REIT, we must satisfy numerous organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders, as defined in the Code and calculated on an annual basis. As a REIT, we are generally not subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even though we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and property and to federal income and excise taxes on our undistributed income. For more information, please see Risks Related to our Status as a REIT and Related Federal Income Tax Matters. We qualified as a REIT for the fiscal year ended December 31, 2022.

HUMAN CAPITAL RESOURCES

Due to the nature of our business, our performance depends on identifying, attracting, developing, motivating, and retaining a highly skilled workforce in multiple areas, including property management, asset management and strategy, accounting, business development and management. Our human capital management strategy, which we refer to as our people strategy, is tightly aligned with our business needs. During 2022, our human capital efforts were focused on retaining top talent, and continuing to increase our agility to meet the quickly changing needs of the business, considering the challenges of the global pandemic and social and political unrest and had no COVID-19 related layoffs. We use a variety of human capital measures in managing our business, including: workforce demographics; diversity metrics with respect to representation, attrition, hiring, promotions and leadership; and talent management metrics including retention rates of top talent and hiring metrics.

OFFICE AND EMPLOYEES

Our office is approximately 9,224 square feet and is located in San Diego, California.

As of December 31, 2022, we had a total of 18 full-time employees.

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

ITEM 1A. RISK FACTORS

Summary of Risk Factors

The following is a summary of the principal risk factors associated with an investment in us. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth more fully below.   If any of the following risks occur, our business, financial condition, results of operations, cash flows, cash available for distribution, ability to service our debt obligations and prospects could be materially and adversely affected. In that case, the market price of our securities could decline and you may lose some or all of your investment. Some of these risks include:

•	we face numerous risks associated with the real estate industry that could adversely affect our results of operations through decreased revenues or increased costs;

•	disruptions in the financial markets and uncertain economic conditions could adversely affect the value of our real estate investments;

•	our inability to sell a property at the time and on the terms we desire could limit our ability to realize a gain on our investments and pay distributions to our stockholders;

•	we may acquire properties in joint ventures, partnerships or through limited liability companies, which could limit our ability to control or liquidate such holdings;

•	we may acquire properties “as is,” which increases the risk that we will have to remedy defects or costs without recourse to the seller;

•	our model home business is substantially dependent on the supply and/or demand for single family homes;

•	a significant percentage of our properties are concentrated in a small number of states, which exposes our business to the effects of certain regional events and occurrences;

•

we currently are dependent on internal cash from our operations, financing and proceeds from property sales to fund future property acquisitions, meet our operational costs and pay dividends to our stockholders;

•	we depend on key personnel, and the loss of such persons could impair our ability to achieve our business objectives;

•	we may change our investment and business policies without stockholder consent, and such changes could increase our exposure to operational risks;

•

provisions of Maryland law may limit the ability of a third party to acquire control of us by requiring our Board of Directors or stockholders to approve proposals to acquire our company or effect a change in control;

•

our management faces certain conflicts of interest with respect to their other positions and/or interests outside of our company, which could hinder our ability to implement our business strategy and to generate returns to our stockholders;

•

we have significant outstanding indebtedness, which requires that we generate sufficient cash flow to satisfy the payment and other obligations under the terms of our debt and exposes us to the risk of default under the terms of our debt;

•	failure to qualify as a REIT could adversely affect our operations and our ability to pay distributions;

•	as a REIT, we may be subject to tax liabilities that reduce our cash flow;

•	the tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions that would be treated as sales for U.S. federal income tax purposes;

•	our business, financial condition, results of operations and cash flows may be adversely affected by the recent COVID-19 pandemic or of new epidemics;

•

our cash available for distributions may not be sufficient to pay distributions on the common stock at expected levels, and we cannot assure you of our ability to pay distributions in the future. We may use borrowed funds or funds from other sources to pay distributions, which may adversely impact our operations;

•	a future issuance of stock could dilute the value of our common stock, Series D Preferred Stock or Series A Warrants, ;

•

our sponsorship of Murphy Canyon requires significant capital deployment, entails certain risks and may not be successful, which would likely have a material adverse effect on our future expansion, revenues, and profits; and

•

inflation may materially and adversely affect our income, cash flow, results of operations, financial condition, liquidity, the ability to service our debt obligations, the market price of our securities and our ability to pay dividends and other distributions to our stockholders;

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

•

fluctuations in interest rates, including anticipated interest rate increases in 2023, which could adversely affect our ability to obtain financing on favorable terms or at all, and negatively impact the value of properties and the ability of prospective buyers to obtain financing for properties we intend to sell;

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

Inflation may materially and adversely affect our income, cash flow, results of operations, financial condition, liquidity, the ability to service our debt obligations, the market price of our securities and our ability to pay dividends and other distributions to our stockholders.

Increased inflation could have a pronounced negative impact on our property operating expenses and general and administrative expenses, as these costs could increase at a rate higher than our rents. While our tenants are generally obligated to pay property-level expenses relating to the properties  they lease from us (e.g., maintenance, insurance and property taxes), we incur other expenses, such as general and administrative expense, interest expense relating to our debt (some of which bears interest at floating rates) and carrying costs for vacant properties. These expenses would increase in an inflationary environment, and such increases may exceed any increase in revenue we receive under our leases.  Inflation could also have an adverse effect on consumer spending which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable, and the willingness and ability of tenants to enter into or renew leases and/or honor their obligations under existing leases.  Additionally, increased inflation may have an adverse impact on our tenants if increases in their operating expenses exceed increases in their revenue, which may adversely affect the tenants' ability to pay rent owed to us and meet other lease obligations, such as paying property taxes and insurance and maintenance costs.

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

Disruptions in the financial markets could adversely affect the value of our real estate investments. Concerns over economic recession, the COVID-19 pandemic, interest rate increases, policy priorities of the U.S. presidential administration, trade wars, labor shortages, or inflation may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine has lead to disruption, instability and volatility in global markets and industries. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the SWIFT system, and have threatened additional sanctions and controls. The full impact of these measures, as well as potential responses to them by Russia, is unknown.  Such conditions could impact commercial real estate fundamentals and result in lower occupancy, lower rental rates, and declining values in our real estate portfolio and in the collateral securing our loan investments. As a result, the value of our property investments could decrease below the amounts paid for such investments, the value of collateral securing our loans could decrease below the outstanding principal amounts of such loans, and revenues from our properties could decrease due to fewer and/or delinquent tenants or lower rental rates. These factors would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

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

The current outbreak of the novel coronavirus (COVID-19), and the resulting volatility it has created, has disrupted our business and we expect that the COVID-19 pandemic may in the future significantly and adversely impact our business, financial condition and results of operations, and that other potential pandemics or outbreaks could materially adversely affect our business, financial condition, results of operations and cash flows. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets, and could potentially create widespread business continuity issues of an unknown magnitude and duration. To date our business has not been significantly impacted by the COVID-19 pandemic.

The COVID-19 pandemic has had, and in the future may continue to have, repercussions across regional and global economies and financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States (including the states and cities that comprise the San Diego, California; Denver and Colorado Springs, Colorado; Fargo and Bismarck, North Dakota; and other metro regions where we own and operate properties) have instituted quarantines, “shelter in place” mandates, and rules and restrictions on travel and the types of businesses that may continue to operate. While these restrictions have been lifted, new variants of the coronavirus and/or the continued spread of the virus could cause government authorities to extend, reinstitute and/or adopt new restrictions. As a result, the COVID-19 pandemic may negatively impact almost every industry, both inside and outside these metro regions, directly or indirectly and has created business continuity issues. For instance, a number of our commercial tenants temporarily closed their offices or stores and requested temporary rent deferral or rent abatement during the pandemic. In addition, jurisdictions where we own and operate properties have implemented, or may implement, rent freezes, eviction freezes, or other similar restrictions. The full extent of the impacts on our business over the long term are largely uncertain and dependent on a number of factors beyond our control.

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

We maintain a portfolio of marketable securities. As of December 31, 2022, we owned common shares of 18 different publicly traded REITs and an immaterial amount of covered call options in three of those same REITs.  The gross fair market value on our publicly traded REIT securities was $798,206, with covered call options totaling $457.  As of December 31, 2022, the net fair value of our publicly traded REIT securities was $797,749 based on the December 31, 2022 closing price.  Changes in the value of our portfolio of marketable securities could adversely affect our earnings. In particular, the value of our investments may decline due to increases in interest rates, downgrades of the securities included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, declines in the value of collateral underlying the securities included in our portfolio and other factors. In addition, the COVID-19 pandemic, geopolitical instability and rising inflation have and may continue to adversely affect the financial markets. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio’s overall risk profile, the value of our investments may nevertheless decline.

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

The success of our real estate investments depends on the financial stability of our tenants. A default or termination by a significant tenant (or a series of tenants) on its lease payments could cause us to lose the revenue associated with such lease and seek an alternative source of revenue to meet mortgage payments and prevent a foreclosure, if the property is subject to a mortgage. In the event of a significant tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Additionally, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to our stockholders.

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

In 2022, approximately 63% of our net operating income was from our office properties, and approximately 59% in 2021. Work from home, flexible work schedules, open workplaces, videoconferencing, and teleconferencing are becoming more common, particularly as a result of the COVID-19 pandemic. These practices may enable businesses to reduce their office space requirements. There is also an increasing trend among some businesses to utilize shared office spaces and co-working spaces. A continuation of the movement towards these practices could, over time, erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations.

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

In our model homes business, we frequently lease model home properties back to the seller or homebuilder for a certain period of time. Our ability to meet any mortgage payments is subject to the seller/lessee’s ability to pay its rent and other lease obligations, such as triple net expenses, on a timely basis. A default by the seller/lessee or other premature termination of its leaseback agreement with us and our subsequent inability to release the property could cause us to suffer losses and adversely affect our financial condition and ability to pay dividends.

Our model home business is substantially dependent on the supply and/or demand for single family homes.

Any significant decrease in the supply and/or demand for single family homes could have an adverse effect on our business. Reductions in the number of model home properties built by homebuilders due to fewer planned unit developments, rising construction costs or other factors affecting supply could reduce the number of acquisition opportunities available to us. The level of demand for single family homes may be impacted by a variety of factors, including changes in population density, the health of local, regional and national economies, mortgage rates, and the demand and use of model homes in newly developed communities by homebuilders and developers.

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

Our commercial properties are currently located in California, Colorado, Maryland, North Dakota and Texas. Our model home portfolio consists of properties currently located in three states, although a significant concentration of our model homes is located in Texas. As of December 31, 2022, approximately 96% of our model homes were located in Texas. This concentration of properties in a limited number of markets may expose us to risks of adverse economic developments that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns and potentially higher local property, sales and income taxes in the geographic markets in which we are concentrated. In addition, our properties are subject to the effects of adverse acts of nature, such as winter storms, hurricanes, hailstorms, strong winds, earthquakes and tornadoes, which may cause damage, such as flooding, to our properties. Additionally, we cannot assure you that the amount of casualty insurance we maintain would entirely cover damages caused by any such event, or in the case of our model homes portfolio or commercial triple net leases, that the insurance maintained by our tenants would entirely cover damages caused by any such event.

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

Reducing or suspending our property acquisition program would prevent us from fully implementing our business plan and reaching our investment objectives. Reducing or suspending the payment of dividends to our stockholders would decrease our stockholders’ return on their investment and possibly prevent us from satisfying the minimum distribution or other requirements of the REIT provisions (see risk factor titled “We may be forced to borrow funds on a short-term basis, to sell assets or to issue securities to meet the REIT minimum distribution or other requirements requirement or for working capital purposes.”). Any of these measures would likely have a substantial adverse effect on our financial condition, the value of our common stock, and our ability to raise additional capital.

There can be no assurance that distributions will be paid, maintained or increased over time.

There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are expected to be based upon our funds from operations, or FFO, financial condition, cash flows and liquidity, debt service requirements and capital or other expenditure requirements for our properties, and any distributions will be authorized at the sole discretion of our Board of Directors out of funds legally available therefor, and their form, timing and amount, if any, will be affected by many factors, such as our ability to acquire profitable real estate investments and successfully manage our real estate properties and our operating expenses. Other factors may be beyond our control. We can therefore provide no assurance that we will be able to pay or maintain distributions or that distributions will increase over time. For example, our distributions were suspended for the periods from the third quarter of 2017 through the third quarter of 2018 and for the final three quarters of 2019 through the third quarter of 2020.  We have made quarterly distribution to our Series A Common stockholders since the fourth quarter of 2020 through the fourth quarter of 2022.  If we do not have sufficient cash available for distributions, we may need to fund the shortage out of working capital or borrow to provide funds for such distributions, which would reduce the amount of proceeds available for real estate investments and increase our future interest costs. Our inability to pay distributions, or to pay distributions at expected levels, could result in a decrease in the per share trading price of our Series A Common Stock, Series D Preferred Stock or Series A Warrants.

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

In 2022, the United States Federal Reserve raised interest rates multiple times over the course of the year and is expected raise interest rates several times in 2023 as well. An increase in the federal funds effective rate could cause an increase in rates related to lending for commercial real estate, which could have a material adverse effect on our business, including our ability to pay distributions. Further, the  outcome of congressional and other elections creates uncertainty with respect to legal, tax and regulatory regimes in which we operate.  These changes could result in sweeping reform in many laws and regulations, including without limitation, those relating to taxes, small business aid and recovery from the COVID-19 pandemic. In addition, political discourse continues to be abrasive and an inability of the legislative and executive branches to engage in bipartisan politics may lead to instability on legislative, economic and social matters. These factors could have significant economic impacts on the markets, including without limitation, the stability, availability and access to capital markets and other funding sources, reduced real estate values and increases to interest rates. Such impacts could have a material adverse effect on our business, financial condition, results from operation and growth prospects.

Our sponsorship of Murphy Canyon requires significant capital deployment, entails the risk of losing our entire investment, and may not be successful, which would likely have a material adverse effect on our future expansion, revenues, and profits.

We purchased, through the Sponsor, founder shares in Murphy Canyon for an aggregate purchase price of $25,000.  In connection with Murphy Canyon’s IPO, we purchased, through the Sponsor, 754,000 private placement units at a price of $10.00 per unit, for an aggregate purchase price of $7,540,000.  We currently own approximately 65% of Murphy Canyon’s outstanding shares.  The founder shares and private placement units will be worthless if Murphy Canyon does not complete an initial business combination. In addition, the Sponsor has loaned or expect to loan Murphy Canyon up to $1,500,000. Accordingly, we will benefit from the completion of a business combination and may be incentivized to complete an acquisition of a less favorable target company or on terms less favorable to shareholders rather than liquidate.

The value of our equity investment in Murphy Canyon, as carried on the consolidated balance sheet included in the financial statements accompanying this Form 10-K, is approximately $7.56 million, which we have computed in accordance with accounting principles generally accepted in the United States (“GAAP”), and which constitutes [a significant portion/ the majority] of the carrying value of our total assets as reflected on our consolidated balance sheet. If Murphy Canyon is unable to consummate its IBC successfully, then we would likely be unable to recover any portion of this equity investment. Further, even if Murphy Canyon is able to consummate its IBC, we can provide no assurance that the value of this equity investment will not decline significantly based upon a variety of factors, including, without limitation, shareholder and general market reaction to any IBC, redemption requests received from Murphy Canyon stockholders in connection with any proposed IBC, and Murphy Canyon stockholder dilution resulting from additional capital raises or other financing transactions undertaken by Murphy Canyon in connection with its IBC.

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

Our total gross indebtedness as of December 31, 2022 was approximately $97.8 million. We may incur additional debt for various purposes, including, without limitation, to fund future acquisitions and operational needs.

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

Loans obtained to fund property acquisitions will generally be secured by mortgages on our properties. The more we borrow, the higher our fixed debt payment obligations will be and the greater the risk that we will not be able to timely meet these payment obligations. At December 31, 2022, excluding our model home properties, we had a total of approximately $73.0 million of secured financing on our properties. If we are unable to make our debt payments as required, due to a decrease in rental or other revenues or an increase in our other costs, a lender could charge us a default rate of interest and/or foreclose on the property or properties securing its debt. This could cause an adverse effect on our results of operations and/or cause us to lose part or all of our investment, adversely affecting our financial condition by lowering the value of our real estate portfolio.

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

In addition, making a balloon payment may leave us with insufficient cash to pay the distributions that are required to maintain our qualification as a REIT. At December 31, 2022, excluding our model homes business, we have no mortgage that requires a balloon payment in 2023. The model homes division pays off the balance of its mortgages using proceeds from the sale of the underlying homes. Any deficiency in the sale proceeds would have to be paid from existing cash, reducing the amount available for distributions and operations.

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

The Series D Preferred Stock is trading on the Nasdaq Capital Market but there is no guarantee that an active and liquid trading market to sell the Series D Preferred Stock will be sustained. Because the Series D Preferred Stock has no stated maturity date, investors seeking liquidity may be limited to selling their shares in the secondary market. If an active trading market is not sustained, the market price and liquidity of the Series D Preferred Stock may be adversely affected. Even if an active public market continues to exist, we cannot guarantee you that the market price for the Series D Preferred Stock will equal or exceed the price you pay for your Series D Preferred Stock.

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

One of the factors that will influence the price of the Series D Preferred Stock will be the distribution yield on the Series D Preferred Stock (as a percentage of the market price of the Series D Preferred Stock) relative to market interest rates. An increase in market interest rates may lead prospective purchasers of the Series D Preferred Stock to expect a higher distribution yield (and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution payments). Thus, higher market interest rates could cause the market price of the Series D Preferred Stock to decrease and reduce the amount of funds that are available and may be used to make distribution payments.

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

In September 2018, California enacted Senator Bill 826 (“SB 826”), which generally requires public companies with principal executive offices in California to have at least two female directors on its board of directors if the company has at least five directors, and at least three female directors on its board of directors if the company has at least six directors. SB 826 has been challenged in legal proceedings and on May 13, 2022, the Superior Court of California for the County of Los Angeles entered an order striking down SB 826, holding that the statute violates the Equal Protection Clause of the California Constitution. The California Secretary of State has appealed the order and such appeal is currently pending. On September 16, 2022, the appellate court ruled to temporarily stay enforcement of the trial court's order, which prevented the California Secretary of State from collecting diversity data on corporate disclosure forms pursuant to SB 826, pending a further order of the appellate court. To the extent that this ruling of the appellate court permits the Secretary of State of California to collect and report diversity data, we may be required to comply with additional disclosure requirements. However, ultimate enforceability of SB 826 remains uncertain.

Additionally, on September 30, 2020, California enacted Assembly Bill 979 (“AB 979”), which generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities”. A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. By December 31, 2021, each public company with principal executive offices in California was required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities. On April 1, 2022, the Superior Court of California for the County of Los Angeles entered an order striking down AB 979, holding that the statute violates the Equal Protection Clause of the California Constitution. On June 6, 2022, a notice of appeal was filed. On September 16, 2022, the appellate court ruled to temporarily stay enforcement of the trial court's order, which prevented the California Secretary of State from collecting diversity data on corporate disclosure forms pursuant to AB 979, pending a further order of the appellate court.

To the extent that this ruling of the appellate court permits the Secretary of State of California to collect and report diversity data, we may be required to comply with additional disclosure requirements. Litigation regarding AB 979 will continue.  We cannot assure that we can recruit, attract and/or retain qualified members of our Board of Directors and meet gender and diversity quotas under Nasdaq Listing Rules or any California law that may become applicable to us, which may expose us to financial penalties and adversely affect our reputation.

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

ITEM 2. PROPERTIES

General Information

We invest in a diverse multi-tenant portfolio of real estate assets primarily consisting of office/industrial, retail, and model home properties located primarily in the western United States. As of December 31, 2022, we owned or had an equity interest in nine office/industrial buildings totaling approximately 756,265 rentable square feet and three retail centers totaling approximately 65,242 rentable square feet. In addition, through our Model Home subsidiary and our investments in five limited partnerships and one corporation, we own a total of 92 Model Home properties located in three states. We directly manage the operations and leasing of our properties. Substantially all of our revenues consist of base rents received under leases that generally have terms that range from one to five years.  The majority of our existing leases as of December 31, 2022 contain contractual rent increases that provide for increases in the base rental payments. Our tenants consist of local, regional and national businesses. Our properties generally attract a mix of diversified tenants creating lower risk in periods of economic fluctuations. Our largest tenant represented approximately 8.57% of total revenues for the year ended December 31, 2022.

Geographic Diversification Table

The following table shows a list of properties we owned as of December 31, 2022, grouped by the state where each of our investments is located.

Office/Industrial and Retail Properties:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	1	57,807	7.0%	$1,217,582	11.0%
Colorado (1)	5	324,245	39.4%	5,476,502	49.7%
Maryland	1	31,752	3.9%	696,321	6.3%
North Dakota	4	397,203	48.4%	3,303,274	30.0%
Texas	1	10,500	1.3%	329,385	3.0%
Total	12	821,507	100.0%	$11,023,064	100.0%

(1)	In February 2023, the Annual Base Rent for Colorado dropped to approximately $4.9 million due to the loss of Halliburton Energy Services, Inc. which was located in our Shea Center II property.

Model Home Properties:

Geographic Region	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
Midwest	2	6,153	2.2%	$80,844	2.7%
Southeast	2	3,978	1.4%	78,492	2.6%
Southwest	88	268,749	96.4%	2,824,404	94.7%
Total	92	278,880	100.0%	$2,983,740	100.0%

The following table summarizes information relating to our properties (excluding model homes) at December 31, 2022:

Property Summary

($ in000's) Property Location	Sq., Ft.	Date Acquired	Year Property Constructed	Purchase Price (1)	Occupancy	Percent Ownership	Mortgage On property
Office/Industrial Properties:
Genesis Plaza, San Diego, CA (2)	57,807	08/10	1989	10,000	96.2%	76.4%	6,056
Dakota Center, Fargo, ND	119,434	05/11	1982	9,575	71.8%	100.0%	9,443
Grand Pacific Center, Bismarck, ND (4)	93,153	03/14	1976	5,350	56.4%	100.0%	3,496
Arapahoe Center, Colorado Springs, CO	79,023	12/14	2000	11,850	100.0%	100.0%	7,602
West Fargo Industrial, West Fargo, ND	150,099	08/15	1998/2005	7,900	94.3%	100.0%	4,030
300 N.P., West Fargo, ND	34,517	08/15	1922	3,850	75.5%	100.0%	-
One Park Centre, Westminster CO	69,174	08/15	1983	9,150	84.9%	100.0%	6,163
Shea Center II, Highlands Ranch, CO (5)	121,306	12/15	2000	25,325	95.4%	100.0%	17,230
Baltimore, Baltimore, MD	31,752	12/21	2006	8,892	100.0%	100.0%	5,670
Total Office/Industrial Properties	756,265			$91,892	85.5%		$59,690

Retail Properties:
Union Town Center, Colorado Springs, CO	44,042	12/14	2003	11,212	72.9%	100.0%	8,025
Research Parkway, Colorado Springs, CO	10,700	08/15	2003	2,850	88.8%	100.0%	1,648
Mandolin, Houston, TX (3)	10,500	08/21	2021	4,892	100.0%	61.3%	3,636
Total Retail Properties	65,242			$18,954	79.9%		$13,309

(1)	Prior to January 1, 2009, “Purchase Price” includes our acquisition related costs and expenses for the purchase of the property. After January 1, 2009, acquisition related costs and expenses were expensed when incurred.
(2)	Genesis Plaza is owned by two tenants-in-common, each of which own 57% and 43%, respectively, and we beneficially own an aggregate of 76.4%, based on our ownership percentages of each tenant-in-common.
(3)	Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.
(4)	Grand Pacific Center, Bismarck, ND, was removed from held for sale after signing a major lease with KLJ Engineering on December 7, 2022 for approximately 33,296 usable square feet, a term of 122 months, starting annualized rent of $532,736, and a commencement date estimated to be between November 1, 2023 and March 1, 2024.
(5)	The loss of Halliburton Energy Services, Inc. from our Shea Center II property in Colorado, has dropped the occupancy to approximately 66% in February 2023.

Top Ten Tenants Physical Occupancy Table

The following table sets forth certain information with respect to our top 10 tenants at our Office/Industrial and Retail Properties.

As of December 31, 2022 Tenant	Number of Leases (1)	Annualized Base Rent	% of Total Annualized Base Rent
Halliburton Energy Services, Inc.	1	944,851	8.57%
Johns Hopkins University	1	696,321	6.32%
Finastra USA Corporation	1	507,360	4.60%
MasTec North America, Inc.	1	353,258	3.20%
L&T Care LLC	1	329,385	2.99%
Wells Fargo Bank, N.A.	1	289,751	2.63%
Nova Financial & Investment Corporation	1	263,240	2.39%
Republic Indemnity of America	1	262,825	2.39%
Meissner Jacquet Real Estate Management Group, Inc.	1	247,134	2.24%
Fredrikson & Byron P.A.	1	234,999	2.13%
		$4,129,124	37.46%

(1)	On December 31, 2022, the lease for our largest tenant, Halliburton Energy Services, Inc., expired. Halliburton Energy Services, Inc. was located in our Shea Center II property in Colorado, and made up approximately 8.57% of our annual base rent. We placed approximately $1.1 million in a reserve account with our lender to cover future mortgage payments, if necessary. Our management team is working to fill the 45,535 square foot space as quickly as possible, and has already leased approximately 20% of the space to a tenant during January 2023.

Lease Expirations Tables

The following table sets forth lease expirations for our properties as of December 31, 2022, assuming that none of the tenants exercise their renewal options.

Office/Industrial and Retail Properties:

Expiration Year	Number of Leases Expiring	Square Footage	Annual Rental From Lease	Percent of Total
2022 (1)	3	62,868	$1,084,714	9.8%
2023	56	137,273	1,902,590	17.3%
2024	20	58,699	1,010,993	9.2%
2025	23	130,463	2,084,009	18.9%
2026	20	148,168	2,447,014	22.2%
2027	15	48,202	843,371	7.6%
Thereafter	19	97,588	1,650,373	15.0%
Totals	156	683,261	$11,023,064	100.0%

(1)	On December 31, 2022, three of our leases expired and were not renewed. One of them was Halliburton Energy Services, Inc., located in our Shea Center II property in Colorado, and made up approximately 8.57% of our annual base rent. We placed approximately $1.1 million in a reserve account with our lender to cover future mortgage payments, if necessary. Our management team is working to fill the 45,535 square foot space as quickly as possible, and has already leased approximately 20% of the space to a tenant during January 2023.

Model Home Properties:

Expiration Year (1)	Number of Leases Expiring	Square Footage	Annual Rental From Lease	Percent of Total
2023	61	186,028	$1,753,824	58.8%
2024	31	92,852	1,229,916	41.2%
	92	278,880	$2,983,740	100.0%

(1)	These leases are subject to extensions by the home builder depending on sales of the total development. All model homes are sold at the end of the lease period.

Physical Occupancy Table for Last 5 Years

The following table presents the percentage occupancy for each of our properties, excluding our Model Home Properties, as of December 31 for each of the last five years.

	Date	Percentage Occupancy as of the Year Ended December 31,
	Acquired	2018	2019	2020	2021	2022
Office/ Industrial Properties:
Garden Gateway Plaza (1)	03/07	68.1%	76.4%	76.4%	N/A	N/A
Executive Office Park (1)	07/08	99.9%	100.0%	97.7%	N/A	N/A
Genesis Plaza	08/10	58.3%	78.5%	74.7%	85.6%	96.2%
Dakota Center	05/11	98.2%	86.0%	86.0%	73.5%	71.8%
Grand Pacific Center	03/14	72.6%	71.8%	74.2%	56.6%	56.4%
Arapahoe Center	12/14	100.0%	100.0%	100.0%	100.0%	100.0%
West Fargo Industrial	08/15	75.9%	77.1%	82.0%	90.8%	94.3%
300 N.P.	08/15	82.3%	73.0%	72.8%	64.8%	75.5%
Highland Court (1)(2)	08/15	78.5%	70.1%	64.5%	N/A	N/A
One Park Centre	08/15	72.7%	79.1%	84.8%	80.5%	84.9%
Shea Center II (4)	12/15	88.2%	90.9%	91.2%	91.6%	95.4%
Baltimore	12/21	N/A	N/A	N/A	100.0%	100.0%
Retail Properties:
World Plaza (3)	09/07	22.6%	100.0%	100.0%	100.0%	N/A
Waterman Plaza (1)	08/08	100.0%	90.7%	85.9%	N/A	N/A
Union Town Center	12/14	100.0%	100.0%	100.0%	87.4%	72.9%
Research Parkway	08/15	100.0%	100.0%	100.0%	100.0%	88.8%
Mandolin (2)	08/21	N/A	N/A	N/A	100.0%	100.0%

(1)	Property was sold during the year ended December 31, 2021.
(2)	A portion of the proceeds from the sale of Highland Court were used in like-kind exchange transactions pursued under Section 1031 of the Code for the acquisition of our Mandolin property. Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.
(3)	Property was sold during the year ended December 31, 2022.
(4)	The loss of Halliburton Energy Services, Inc. from our Shea Center II property in Colorado, has dropped the occupancy to approximately 66% in February 2023.

Annualized Base Rent Per Square Foot for Last 5 Years

The following table presents the average effective annual rent per square foot for each of our properties, excluding our Model Home Properties, as of December 31, 2022.

	Annualized Base Rent per Square Foot (1) For the Years Ended December 31,
	2018	2019	2020	2021	2022	Annualized Base Rent (2)	Net Rentable Square Feet
Office/ Industrial Properties:
Garden Gateway Plaza (3)	$10.60	$12.62	$13.45	N/A	N/A	N/A	115,052
Executive Office Park (3)	$12.34	$13.29	$13.65	N/A	N/A	N/A	49,864
Genesis Plaza	$20.62	$28.15	$22.97	$25.71	$26.26	$1,217,583	57,807
Dakota Center	$14.21	$12.87	$13.24	$13.22	$14.09	$1,206,666	119,434
Grand Pacific Center	$14.29	$13.97	$13.71	$13.79	$13.90	$730,296	93,153
Arapahoe Center	$14.22	$14.69	$15.18	$11.87	$13.75	$1,086,730	79,023
West Fargo Industrial	$6.78	$6.65	$6.77	$6.81	$6.80	$962,867	150,099
300 N.P.	$16.51	$13.67	$14.86	$14.89	$16.72	$403,444	34,517
Highland Court (3)(5)	$24.59	$19.33	$22.33	N/A	N/A	N/A	93,536
One Park Centre	$20.27	$19.51	$21.85	$23.42	$20.35	$1,195,415	69,174
Shea Center II (6)	$18.53	$18.47	$19.24	$20.37	$19.40	$2,161,231	121,306
Baltimore	N/A	N/A	N/A	$21.50	$21.93	$696,321	31,752
Retail Properties:
World Plaza (4)	$4.64	$13.63	$9.93	$14.28	N/A	N/A	55,810
Waterman Plaza (3)	$18.88	$16.30	$12.42	N/A	N/A	N/A	21,170
Union Town Center	$24.91	$25.63	$23.73	$23.86	$25.22	$809,626	44,042
Research Parkway	$22.07	$22.58	$29.09	$22.69	$23.53	$223,500	10,700
Mandolin (5)	N/A	N/A	N/A	$30.75	$31.37	$329,385	10,500

(1)	Annualized Base Rent (defined as cash rent including abatements) divided by the percentage occupied divided by rentable square feet.
(2)	Annualized Base Rent is based upon actual rents due as of December 31, 2022.
(3)	Property was sold during the year ended December 31, 2021.
(4)	Property was sold during the year ended December 31, 2022.
(5)	A portion of the proceeds from the sale of Highland Court were used in like-kind exchange transactions pursued under Section 1031 of the Code for the acquisition of our Mandolin property. Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.
(6)	The Annualized Base Rent for Shea Center II, includes Halliburton Energy Services, Inc. which totals $944,851 for the year ended December 31, 2022.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Market Information

Our Series A Common Stock has been listed on the Nasdaq Capital Market under the symbol "SQFT" since October 7, 2020.  Our Series D Preferred Stock has been listed on the Nasdaq Capital Market under the symbol “SQFTP” since June 11, 2021.  On January 24, 2022, our Series A Warrants began trading on the Nasdaq Capital Market under the symbol "SQFTW".

Performance Graph

Not required.

Number of Common Stockholders

As of March 27, 2023, there were approximately 6,000 holders of our Series A Common Stock.

Dividend Payments

The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the years ended December 31, 2022 and 2021.  The Company intends to continue to pay dividends to our common stockholders on a quarterly basis, and on a monthly basis for holders of Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future dividends.

Series A Common Stock

Quarter Ended	2022	2021
	Distributions Declared	Distributions Declared
March 31	$0.105	$0.101
June 30	0.106	0.102
September 30	0.020	0.103
December 31	0.021	0.104
Total	$0.252	$0.410

Series D Preferred Stock

Month	2022	2021
	Distributions Declared	Distributions Declared
January	$0.19531	$—
February	0.19531	—
March	0.19531	—
April	0.19531	—
May	0.19531	—
June	0.19531	0.10417
July	0.19531	0.19531
August	0.19531	0.19531
September	0.19531	0.19531
October	0.19531	0.19531
November	0.19531	0.19531
December 31	0.19531	0.19531
Total	$2.34372	$1.27603

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

Dividend Policy

We plan to pay at least 90% of our annual REIT taxable income to our stockholders in order to maintain our status as a REIT. We intend to continue to declare dividends, however, we cannot provide any assurance as to the amount or timing of future dividends. Our goal is to make cash dividend distributions out of our operating cash flow and proceeds from the sale of properties. During 2022, we paid dividends to holders of our Series A Common Stock of approximately $4.5 million related to 2022.  During 2021, we paid dividends to our holders of Series A Common Stock of approximately $1.0 million related to 2021.

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

We provide each of our stockholders a statement detailing dividends paid during the preceding year and their characterization as ordinary income, capital gain or return of capital annually. During the years ended December 31, 2022 and December 31, 2021, all dividends to holders of our Series A Common Stock were non-taxable as they were considered return of capital to the stockholders.

Equity Compensation Plan Information

We established the 1999 Flexible Incentive Plan (“1999 Plan”) for the purpose of attracting and retaining employees, which was superseded by the 2017 Incentive Award Plan (“2017 Plan”). The 1999 Plan provided that the maximum number of shares to be issued under the 1999 Plan would be an amount equal to 10% of the Company’s issued and outstanding common stock at such time; the aggregate number of common stock that may be issued under the 2017 Plan is 2,500,000 shares.  At December 31, 2022, approximately 651,000 restricted shares of common stock had been issued under the 1999 Plan and approximately 1,017,346 shares of Restricted Stock as defined in the 2017 Plan had been issued under such plan. At December 31, 2022, the amount of shares of common stock available for future grants under the 2017 Plan was approximately 1,483,000 shares.

Issuer Purchases of Equity Securities

On September 17, 2021, the Board of Directors authorized a stock repurchase program of up to $10 million of outstanding shares of our Series A Common Stock, which expired in September 2022. On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock.  During the year ended December 31, 2021, the Company repurchased 29,721 shares of our Series A Common Stock at an average price of approximately $3.7223 per share, including a commission of $0.035 per share, for a total cost of $110,631.  During the year ended December 31, 2022, the Company repurchased 196,631 shares of our Series A Common Stock at an average price of approximately $1.59 per share, including a commission of $0.035 per share, and 6,013 shares of our Series D Preferred Stock at an average price of approximately $20.31 per share, including a commission of $0.035 per share, for a total cost of $313,578 for the Series A Common Stock and $122,141 for the Series D Preferred Stock. The repurchased shares will be treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders' equity at cost.  While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently.

The following tables contain information for shares of Series A Common Stock and Series D Preferred Stock repurchased during the year ended December 31, 2022.

Series A Common Stock:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2022	—	$—	—	$—
February 2022	—	-	—	—
March 2022	—	-	—	—
April 2022	—	-	—	—
May 2022	—	-	—	—
June 2022	10,411	2.97	10,411	9,858,450
July 2022	—	-	—	—
August 2022	—	-	—	—
September 2022	151,194	1.63	151,194	5,753,034
October 2022	—	-	—	—
November 2022	—	-	—	—
December 2022	35,026	1.02	35,026	5,717,340
Total	196,631	$1.59	196,631	$5,717,340

Series D Preferred Stock:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2022	—	$—	—	$—
February 2022	—	—	—	—
March 2022	—	—	—	—
April 2022	—	—	—	—
May 2022	—	—	—	—
June 2022	—	—	—	—
July 2022	—	—	—	—
August 2022	—	—	—	—
September 2022	3,939	21.42	3,939	3,915,614
October 2022	—	—	—	—
November 2022	—	—	—	—
December 2022	2,074	18.20	2,074	3,877,859
Total	6,013	$20.31	6,013	$3,877,859

ITEM 6. RESERVED

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

OVERVIEW

The Company operates as an internally managed diversified real estate investment trust, or REIT.  The Company invests in a multi-tenant portfolio of commercial real estate assets comprised of office, industrial, and retail properties and model homes leased back to the homebuilder located primarily in the western United States. As of December 31, 2022, including properties held for sale, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial building (“Office/Industrial Properties”) which total approximately 756,265 rentable square feet,

•	Three retail shopping centers (“Retail Properties”) which total approximately 65,242 rentable square feet, and

•	92 model homes owned by five affiliated limited partnerships and one corporation (“Model Home Properties”).

Presidio Property Trust’s office, industrial and retail properties are located California, Colorado, Maryland, North Dakota and Texas. Our Model Home Properties are located in three states, primarily in Texas. We acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full calendar year, or has been operating for three years. Our geographical clustering of assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas.

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

SIGNIFICANT TRANSACTIONS IN 2022 and 2021

Acquisitions during the year ended December 31, 2022:

•

We acquired 31 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2022. The purchase price for these properties was $15.6 million. The purchase price consisted of cash payments of $4.8 million and mortgage notes of $10.8 million.

Acquisitions during the year ended December 31, 2021:

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

Dispositions during the year ended December 31, 2022:

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

During year ended December 31, 2022, we disposed of the following properties:

•	World Plaza, which was sold on March 11, 2022, for approximately $10.0 million and the Company recognized a loss of approximately $0.3 million.

•	31 model homes for approximately $17.5 million and the Company recognized a gain of approximately $5.4 million.

Dispositions during the year ended December 31, 2021:

During year ended December 31, 2021, we disposed of the following properties:

•	Waterman Plaza, which was sold on January 28, 2021, for approximately $3.5 million and the Company recognized a loss of approximately $0.2 million.

•	Garden Gateway, which was sold on February 19, 2021, for approximately $11.2 million and the Company recognized a loss of approximately $1.4 million.

•	Highland Court, which was sold on May 20, 2021, for approximately $10.2 million and the Company recognized a loss of approximately $1.6 million.

•	Executive Office Park, which was sold on May 21, 2021, for approximately $8.1 million and the Company recognized a gain of approximately $2.5 million.

•	44 model homes for approximately $20.7 million and the Company recognized a gain of approximately $3.2 million.

Sponsorship of Special Purpose Acquisition Company

On January 7, 2022, we announced our sponsorship, through our wholly-owned subsidiary, Murphy Canyon Acquisition Sponsor, LLC (the “Sponsor”), of a special purpose acquisition company (“SPAC”) initial public offering. The SPAC raised $132,250,000 in capital investment to acquire an operating business. We, through our wholly-owned subsidiary, owned approximately 23.49% of the issued and outstanding stock in the entity upon the initial public offering being declared effective and consummated (excluding the private placement units described below), and that following the completion of its initial business combination that the SPAC will operate as a separately managed, publicly traded entity. The SPAC offered $132,250,000 units, with each unit consisting of one share of common stock and three-quarters of one redeemable warrant.

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

On November 8, 2022, the SPAC entered into an agreement and plan of merger with Conduit Pharmaceuticals Limited, a Cayman Islands exempted company (“Conduit”), and Conduit Merger Sub, Inc., a Cayman Islands exempted company and the SPAC’s wholly owned subsidiary. If the merger agreement is approved by the SPAC’s stockholders and the transactions under the merger agreement  are consummated, the SPAC’s Cayman Island subsidiary will merge with and into Conduit, with Conduit surviving the merger as the SPAC’s wholly owned subsidiary. Pursuant to the merger agreement, the outstanding ordinary shares (including the shares issued upon conversion of all outstanding convertible debt, which conversion shall have occurred prior to the consummation of the merger) of Conduit will be converted into an aggregate of 65,000,000 shares of the SPAC’s newly issued common stock, with each such outstanding Conduit ordinary share (including the ordinary shares issued upon conversion of all outstanding convertible debt, which conversion shall have occurred prior to the consummation of the merger) converted into newly issued shares of the SPAC’s common stock on a pro rata basis.

Initially, the SPAC was required to complete its initial business combination transaction by 12 months from the consummation of its initial public offering or up to 18 months if it extended the period of time to consummate a business combination in accordance with its certificate of incorporation.  On January 26, 2023, at a special meeting of the stockholders, the stockholders approved a proposal to amend the SPAC’s certificate of incorporation to extend the date by which it has to consummate a business combination up to 12 times, each such extension for an additional one month period, from February 7, 2023, to February 7, 2024.  The stockholders also approved a related proposal to amend the trust agreement allowing the SPAC to deposit into the trust account, for each one-month extension, one-third of 1% of the funds remaining in the trust account following the redemptions made in connection with the approval of the extension proposal at the special meeting.  Following redemptions made in connection with the special meeting, we owned approximately 65% of the issued and outstanding equity of the SPAC.

On March 3, 2023 we loaned Murphy Canyon $300,000 to fund its trust account and for operating expenses, and may lend up to $1.5 million in total.   The loan is non-interest bearing, unsecured and will be repayable in full upon the earlier of (i) the date on which Murphy Canyon consummates its initial business combination and (ii) the date that its winding up is effective.

ECONOMIC ENVIRONMENT

According to Nareit's, the National Association of Real Estate Investment Trusts, 2023 Outlook for the Economy, published on its website in December 2022, the U.S. economy will continue to be marked by mixed economic growth results, waning job gains, elevated inflation, and higher interest rates. The confluence of these factors has resulted in increased uncertainty surrounding the economic outlook. In November 2022, the Bloomberg consensus forecast survey placed the odds of a U.S. recession within the next 12 months at 62.5%; the likelihood was 15% at the start of the year. While property fundamentals generally remained solid at the end of 2022, there has been some evidence of softening going into 2023. The industrial, retail, and apartment property types maintained elevated occupancy rates that were higher than their respective pre-pandemic levels. Office occupancy continued its downward trajectory, dropping nearly 3% from its 2019 average. Four-quarter rent growth rates remained healthy for the industrial, retail, and apartment sectors; office continued work toward maintaining positive rent gains. Higher interest rates and debt costs are throttling commercial real estate transaction volume. The combination of high rates and weak valuations resulted in a dearth of REIT capital raising in the third quarter of 2022; it is at its lowest level since 2009.

CREDIT MARKET ENVIRONMENT

As noted in Nareit's "2023 REIT Outlook: REITs, Recessions, and Economic Uncertainty" article published on its website in December 2022, the Bloomberg forecast survey made in November of 2022 placed the odds of a recession in the US within the next year at 62.5%. It was 15% at the beginning of 2022. The commercial property market has shown some signs of softening as we enter 2023. Higher interest rates and debt costs continue to slow commercial real estate transaction volume. The combination of high rates and weak valuations resulted in little REIT capital raising. In the third quarter of 2022, REIT capital raising was at its lowest level since 2009.

Our ability to execute our business strategies, and in particular to make new investments, is highly dependent upon our ability to procure external financing. Our principal sources of external financing include the issuance of our equity securities and mortgages secured by properties. The market for mortgages has remained strong, and interest rates remain relatively low compared to historical rates. We continue to obtain mortgages from the commercial mortgage-backed securities (“CMBS”) market, life insurance companies and regional banks. Although these lenders are cautious about the outlook of the credit markets, financing does appear to be available for desirable properties in strong locations. Even though we have been successful in procuring equity financing and secured mortgages financing in the past, we cannot be assured that we will be successful at doing so in the future.

Rising inflation and elevated U.S. budget deficits and overall debt levels, including as a result of federal pandemic relief and stimulus legislation and/or economic or market and supply chain conditions, can continue to put upward pressure on interest rates and could be among the factors that could lead to even higher interest rates in the future. Prolonged higher interest rates could adversely affect our overall business, income, and our ability to pay dividends, including by reducing the fair value of many of our assets and adversely affecting our ability to obtain financing on favorable terms or at all, and negatively impacting the value of properties and the ability of prospective buyers to obtain financing for properties we intend to sell. This may affect our earnings results, reduce our ability to sell our assets, or reduce our liquidity. Furthermore, our business and financial results may be harmed by our inability to accurately anticipate developments associated with changes in, or the outlook for, interest rates.

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

Our results of operations for the years ended December 31, 2022 and 2021 are not indicative of those expected in future periods. Management does not expect that the level of commercial property sales experienced over the last 24 months to continue in the near future.  Additionally, with the equity raised in June and July 2021, management is working to increase the number of properties in the portfolio with new acquisitions.  However, elevated real estate prices in both commercial and residential real estate and compressing capitalization rates have made it challenging to acquire properties that fit our portfolio needs.  As a result, we did not find any suitable commercial properties to acquire during 2022, but we were able to acquired 31 Model Home Properties.  Management will continue to evaluate potential acquisitions in an effort to increase our portfolio of commercial real estate.

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

Revenue Recognition.  We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured and record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, rental revenue begins when the tenant takes possession or has control of the physical use of the leased space and any tenant improvement allowance, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that the tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors, including, but not limited to:

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

Additionally, in an inactive market, a market price quoted from an independent third-party may rely more on models with inputs based on information available only to that independent third-party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources.  As of December 31, 2022 and December 31, 2021, our marketable securities presented on the balance sheet were measured at fair value using Level 1 market prices and totaled approximately $0.8 million and $1.5 million, respectively, with a cost basis of approximately $0.9 million and $1.6 million, respectively.  There were no financial liabilities measured at fair value as of December 31, 2022 and December 31, 2021.

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

	For the Year Ended December 31,
	2022	2021

Common Stock Warrants	2,000,000	2,000,000
Placement Agent Warrants	80,000	80,000
Series A Warrants	14,450,069	—
Unvested Common Stock Grants	349,042	295,471

Total potentially dilutive shares	16,879,111	2,375,471

RESULTS FROM OPERATIONS FOR THE YEARS ENDED December 31, 2022 AND 2021

Our results from operations for 2022 and 2021 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense, general and administrative expenses, and depreciation and amortization will significantly change in future periods as a result of the assets sold over the last two years.

Revenues.  Total revenue was approximately  $17.8 million for the year ended December 31, 2022, compared to approximately $19.2 million for the same period in 2021, a decrease of approximately $1.4 million or 7%. The decrease in rental income reported in 2022 compared to 2021 is related to the sale of four commercial properties during 2021 and the common area maintenance recovery ("CAM") income associated with those properties, and the sale of World Plaza in March of 2022.  The CAM reduction for the year ended December 31, 2022 as compared to the same period in 2021, totaled approximately $0.9 million.  The decrease in rental income is also connected to the reduction of model homes in 2021 (going from 118 at the beginning of the year to 92 at December 31, 2021).  As of December 31, 2022, we owned 92 model homes, the same number of homes as of December 31, 2021.  The decrease in rental income was partially offset by the acquisition of our Mandolin and Baltimore properties during August and December 2021, respectively.

Rental Operating Costs.  Rental operating costs were approximately $5.8 million for the year ended December 31, 2022 compared to approximately $6.2 million for the same period in 2021, a decrease of approximately $0.3 million or 5%. Rental operating costs as a percentage of total revenue was 32.9% and 32.2% for the years ended December 31, 2022 and 2021, respectively. The decrease in rental operating costs for the years ended December 31, 2022 compared to 2021 is mainly due to the overall reduction in commercial properties.

General and Administrative. General and administrative (“G&A”) expenses were approximately $6.2 million for the year ended December 31, 2022, compared to approximately $6.2 million for the same period in 2021, representing a decrease of approximately $62,000 or 1%. As a percentage of total revenue, our general and administrative costs was approximately 34.7% and 32.4% for the years ended December 31, 2022 and 2021, respectively. The G&A expense for the years ended December 31, 2022 was affected by a reduction in payroll costs totaling approximately $878,000, including stock compensation, off set by the increase in D&O insurance for the SPAC totaling approximately $465,000 and higher accounting and consulting fees of approximately $412,000.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $5.5 million for the year ended December 31, 2022, compared to approximately $5.4 million for the same period in 2021.

Asset Impairments . We review the carrying value of each of our real estate properties annually to determine if circumstances indicate an impairment in the carrying value of these investments exists. During  2021 , we recognized a non-cash impairment charge of approximately  $0.6 million  on Highland Court and 300 N.P. This impairment charges reflect management’s revised estimate of the fair market value based on sales comparable of like property in the same geographical area as well as an evaluation of future cash flows or an executed purchase sale agreement. The Company did not recognize a non-cash impairment during the year ended December 31, 2022 .

Interest Expense-mortgage notes.  Interest expense, including amortization of deferred finance charges was approximately $4.7 million for the year ended December 31, 2022 compared to approximately  $4.5 million  for the same period in 2021 , an increase of  approximately  $0.2 million , or 4% . The increase in mortgage interest expense relates to the increase mortgage debt on our commercial properties and model homes.  During March and April 2022, we added approximately $9.3 million in mortgage debt related to our Baltimore and Mandolin properties and had a net increase in mortgage debt on our model home of approximately $2.6 million, in connection with model home sales and acquisitions.   The weighted average interest rate on our outstanding debt was 4.57%  and 4.25% as of December 31, 2022 and 2021 , respectively.

Interest Expense-note payable.  On September 17, 2019, the Company executed a Promissory Note pursuant to which Polar, extended a loan in the principal amount of approximately $14.0 million to the Company. The Polar Note bore interest at a fixed rate of 8% per annum and required monthly interest-only payments. Interest expense, including amortization of the deferred offering costs and Original Issue Discount of approximately $1.4 million, totaled approximately $0.3 million for the year ended December 31, 2021.  The Polar Note was paid in full during March 2021, and no similar expenses were recorded during the year ended December 31, 2022.

Gain on Sale of Real Estate Assets. For the year ended December 31, 2022, the change in gain on sale relates to the mix and type of properties sold. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Significant Transactions in 2022 and 2021 above for further detail.

Gain on Extinguishment of Government Debt. On April 30, 2020, the Company received a Paycheck Protection Program ("PPP") loan of approximately $0.5 million from the Small Business Administration ("SBA") which provided additional economic relief during the COVID-19 pandemic. The PPP loan, less $10,000 related to the Economic Injury Disaster Loan ("EIDL") received on April 22, 2020, was forgiven by the SBA as of December 31, 2020 and was fully forgiven in January 2021 upon repeal of the EIDL holdback requirements. The gain on extinguishment of government debt totaled $0 and $10,000 for the years end December 31, 2022 and 2021, respectively.

Income Tax Expense / Credit. For the year ended December 31, 2022, the Company recorded an expense of approximately $1.2 million related to estimated refunds from federal and state taxes for capital gains from the sale of model homes held by the taxable REIT subsidiary compared to a recorded an income tax credit of approximately $47,620, for the year ended December 31, 2021.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the years ended December 31, 2022 and 2021 totaled approximately $3.6 million, and $2.2 million, and was directly impacted by the sale of 19 and 34 model homes during the years ended December 31, 2022 and 2021, respectively, held by our Model Home Partnerships.

Geographic Diversification Tables

The following table shows a list of commercial properties owned by the Company grouped by state and geographic region as of December 31, 2022:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	1	57,807	7.0%	$1,217,582	11.0%
Colorado (1)	5	324,245	39.4%	5,476,502	49.7%
Maryland	1	31,752	3.9%	696,321	6.3%
North Dakota	4	397,203	48.4%	3,303,274	30.0%
Texas	1	10,500	1.3%	329,385	3.0%
Total	12	821,507	100.0%	$11,023,064	100.0%

The following table shows a list of our Model Home properties by geographic region as of December 31, 2022:

Geographic Region	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
Midwest	2	6,153	2.2%	$80,844	2.7%
Southeast	2	3,978	1.4%	78,492	2.6%
Southwest	88	268,749	96.4%	2,824,404	94.7%
Total	92	278,880	100.0%	$2,983,740	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings from our model home lines of credit, and the sale of equity or debt securities. Management believes that the number of commercial real estate sales during 2021 (4 properties) and high level of model home sales during 2022 (31 homes) and 2021 (44 homes), and resulting cash generated thereby may not be indicative of our future strategic plans.  We intend to grow our portfolio with cash on hand and future equity sales.  Our cash and restricted cash at December 31, 2022 was approximately  $16.5 million. Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. We also are actively seeking investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders, and may seek a revolving line of credit to provide short-term liquidity. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders.  Future principal payments due on our mortgage notes payables during 2023, total approximately $8.3 million, of which  $6.8 million is related to model home properties.  Management expects certain model home and commercial properties will be sold, and that the underlying mortgage notes will be paid off with sales proceeds, while other mortgage notes will be refinanced as the Company has done in the past. Additional principal payments will be made with cash flows from ongoing operations.  On March 11, 2022, the Company completed the sale of our property World Plaza, located in San Bernardino, CA, for $10 million to an unrelated third party.  This property was not encumbered by any debt and net cash proceeds will be used for future cash needs.  On December 31, 2022, the lease for our largest tenant, Halliburton Energy Services, Inc., expired.  Halliburton Energy Services, Inc. was located in our Shea Center II property in Colorado, and made up approximately 8.57% of our annual base as of December 31, 2022.  The tenant did not renew the lease and we placed approximately $1.1 million in a reserve account with our lender to cover future mortgage payments, if necessary.  Our management team is working to fill the space as quickly as possible, and has filled approximately 20% of the space in the first quarter of 2023.

On September 17, 2021, the Board of Directors authorized a stock repurchase program of up to $10 million of outstanding shares of our Series A Common Stock, which expired in September 2022. On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock.  During the year ended December 31, 2021, the Company repurchased 29,721 shares of our Series A Common Stock at an average price of approximately $3.7223 per share, including a commission of $0.035 per share, for a total cost of $110,631.  During the year ended December 31, 2022, the Company repurchased 196,631 shares of our Series A Common Stock at an average price of approximately $1.59 per share, including a commission of $0.035 per share, and 6,013 shares of our Series D Preferred Stock at an average price of approximately $20.31 per share, including a commission of $0.035 per share, for a total cost of $313,578 for the Series A Common Stock and $122,141 for the Series D Preferred Stock. The repurchased shares will be treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders' equity at cost.  While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently.

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

The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the years ended December 31, 2022 and 2021.  The Company intends to continue to pay dividends to our common stockholders on a quarterly basis, and on a monthly basis for the Series D Preferred stockholders going forward, but there can be no guarantee the Board of Directors will approve any future dividends.

Quarter Ended	2022	2021
	Distributions Declared	Distributions Declared
March 31	$0.105	$0.101
June 30	0.106	0.102
September 30	0.020	0.103
December 31	0.021	0.104
Total	$0.252	$0.410

Month	2022	2021
	Distributions Declared	Distributions Declared
January	$0.19531	$—
February	0.19531	—
March	0.19531	—
April	0.19531	—
May	0.19531	—
June	0.19531	0.10417
July	0.19531	0.19531
August	0.19531	0.19531
September	0.19531	0.19531
October	0.19531	0.19531
November	0.19531	0.19531
December 31	0.19531	0.19531
Total	$2.34372	$1.27603

Cash, Cash Equivalents and Restricted Cash

At December 31, 2022 and December 31, 2021, we had approximately $16.5 million and $14.7 million in cash equivalents, respectively, including $4.4 million and $4.7 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts and cash held in bank accounts at third-party institutions. During the years ended December 31, 2022 and 2021, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $4.1 million of our cash and restricted cash balance is intended for capital expenditures on existing properties (including deposits held in reserve accounts by our lenders) over the next 12 months of 2023. This includes approximately $3.2 million related to tenant improvements and building improvements for a long-term lease agreement with KLJ Engineering LLC to occupy 33,296 square feet at our Grand Pacific Center office building in Bismarck, North Dakota.  We plan on financing a portion of the Bismark construction costs with a new loan that will also refinance the existing mortgage on the property.  We intend to use the remainder of our existing cash and cash equivalents for asset/property acquisitions, reduction of principal debt, general corporate purposes, common stock repurchases (if market conditions are met),or dividends to our stockholders and sponsorship of Murphy Canyon Acquisition Corp.

Secured Debt

As of December 31, 2022, all our commercial properties, except 300 NP which has no debt, had fixed-rate mortgage notes payable in the aggregate principal amount of $73.0 million, collateralized by a total of 11 commercial properties with loan terms at issuance ranging from 7 to 22 years. The weighted-average interest rate on these mortgage notes payable as of December 31, 2022 was approximately 4.53%, and our debt to estimated market value for our commercial properties was approximately 54.3%.

As of December 31, 2022, the Company had fixed-rate mortgage notes payable related to model homes in the aggregate principal amount of $24.8 million, excluding loans eliminated through consolidation, collateralized by a total of 86 Model Homes and five intercompany loans from the Company to our Model Home entities, Dubose Model Home Investors #202, LP and Dubose Model Home Investors #204, LP. The intercompany loans are fully eliminated in consolidation.  These loans generally have a term at issuance of three to five years. As of December 31, 2022, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $288,000 and 4.69%, respectively. Our debt to estimated market value on all our model home properties is approximately 58%, excluding any loans eliminated through consolidation.  We have been able to refinance maturing mortgages to extend maturity dates and we have not experienced any notable difficulties financing our acquisitions.  The Company anticipates that any new mortgages used to acquire commercial properties or model homes in the near future will be at rates higher than our currently weighted average interest rate.

Cash Flows for the years ended December 31, 2022 and December 31, 2021

Operating Activities: Net cash provided by operating activities for the years ended December 31, 2022 and 2021 decreased by $1.4 million to approximately $0.9 million from $2.4 million.  The change in net cash provided in operating activities is mainly due to changes in net income, including operating activities of the SPAC, which fluctuates based on timing of receipt and payment, as well as an increase in non-cash addbacks such as straight-line rent.

Investing Activities: Net cash used in investing activities for the year ended December 31, 2022 was approximately $126.4 million compared to approximately $24.2 million provided by investing activities during the same period in 2021. The change from each period was primarily related to the gross cash invested into the trust account for Murphy Canyon totaling approximately $134.9 million.  Additionally, proceeds from sale of real estate, net, were down approximately $23.8 million in 2022, as compared to 2021, and proceeds used for real estate acquisition and building improvements were down approximately $6.0 million.

We currently project that we could spend up to $4.1 million (some of which is held in deposits reserve accounts by our lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio during the rest of the year. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures in the future due to rising construction costs. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities: Net cash provided by financing activities during the year ended December 31, 2022 was $127.3 million compared to $23.4 million used in financing activities for the same period in 2021 and was primarily due to the following activities for the year ended December 31, 2022:

•	Proceeds of approximately $132.3 million from public issuance for Murphy Canyon common stock during the year ended December 31, 2022.

•	Net decrease in repayment of mortgage notes payable and notes payable totaling approximately $38.8 million.

•	Net increase in proceeds from mortgage notes payable totaling approximately $8.6 million.

•	A net decrease of dividends paid to Series A Common stockholders of approximately $1.4 million.

•	A net decrease of distributions to noncontrolling interest of approximately $3.2 million.

These increases to cash provided by financing activities were offset by the following:

•	Net increase of payment of deferred offering costs totaling approximately $2.6 million, mainly related to offering costs for Murphy Canyon of $3.2 million.

•	The issuance of Series A Common Stock and Series D Preferred Stock totaling approximately $8.9 million and $20.5 million, respectively during 2021 which was not repeated during 2022.

•	The increase in cash used to repurchase Series A Common Stock and Series D Preferred stock increased approximately $0.3 million.

•	Net increase in cash dividend payments to Series D Preferred Stockholders of approximately $1.2 million (the Series D Preferred Stock dividends began in June 2021).

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

Common Stock Warrants: If all the potential Common Stock Warrants outstanding at December 31, 2022, were exercised at the price of $5.00 per share, gross proceeds to us would be approximately $10 million and we would as a result issue an additional 2,000,000 shares of common stock.

Placement Agent Warrants: If all the potential Placement Agent Warrants outstanding at December 31, 2022, were exercised at the price of $6.25 per share, gross proceeds to us would be approximately $0.5 million and we would as a result issue an additional 80,000 shares of common stock.

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

Series A Warrants: If all the potential Series A Warrants outstanding at December 31, 2022, were exercised at the price of $7.00 per share, gross proceeds to us would be approximately $101.2 million and we would as a result issue an additional 14,450,069 shares of common stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Furthermore, we do not believe that these controls have been impacted by COVID-19 related circumstances, including remote work arrangements with our employees.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our Management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding our internal control over financial reporting as such report is not required for the Company.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Stockholders is estimated to be held on June 1, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements - the following documents are filed as part of this report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2022 and 2021
•	Consolidated Statements of Operations for the years ended December 31, 2022 and 2021
•	Consolidated Statements of Equity for the years ended December 31, 2022 and 2021
•	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
•	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules - the following documents are filed as part of this report:

•	Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization as of December 31, 2022

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

3.3	Articles Supplementary filed on August 4, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 8, 2014).

3.4	Articles of Amendment of Presidio Property Trust, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 19, 2017).

3.5	Articles Supplementary classifying and designating the Series C Common Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on July 31, 2020).

3.6	Articles of Amendment effecting the reverse stock split (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 31, 2020).

3.7	Articles Supplementary classifying and designating 805,000 shares of the Series D Preferred Stock (incorporated by reference to the Company’s Form 8-A12B filed on June 9, 2021).

3.8	Articles Supplementary classifying and designating an additional 115,000 shares of the Series D Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on June 15, 2021).

3.9	Second Amended and Restated Bylaws of Presidio Property Trust, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on October 19, 2017).

4.1	Form of Series A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 10-12B filed on May 6, 2008).

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K filed on March 30, 2022).

4.3	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

4.6	Form of Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-11 filed on November 9, 2021).

4.7	Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-11 filed on November 9, 2021).

10.1+	1999 Flexible Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 10-12B filed on May 6, 2008).

10.2	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form 10-12B filed on May 6, 2008).

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

10.5+	Employment Agreement for Mr. Heilbron, effective as of October 18, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed on March 30, 2021).

10.7	Purchase and Sale Agreement and Joint Escrow Instructions among NetREIT Highland, LLC, NetREIT Joshua, LLC, NetREIT Casa Grande, LP, NetREIT Sunrise, LLC, NetREIT, Inc. and Sparky’s Storage 18 (CA) LP, dated as of February 6, 2015; as amended by the First Amendment dated February 25, 2015, and the Second Amendment dated April 2, 2015 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.8	Form of Restricted Stock Agreement under 1999 Flexible Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 10-12B filed on May 6, 2008).

10.9+	Presidio Property Trust, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 19, 2017).

10.10+	Form of Restricted Stock Agreement under 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-11/A filed on January 17, 2018).

10.11	Form of Placement Agency Agreement, dated as of July 12, 2021, by and between the Company and the Placement Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

10.12	Form of Securities Purchase Agreement, dated as of July 12, 2021, by and between the Company and the Purchaser (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

10.13	At-The-Market Offering Agreement dated November 8, 2021, by and between Presidio Property Trust, Inc. and The Benchmark Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 9, 2021).

10.14	Ninth Amendment to Loan Agreement signed August 19, 2021 (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on August 25, 2021).

10.15	Loan Agreement dated February 26, 2016, together with Second Amendment to Loan Agreement dated as of June 29, 2016, Third Amendment to Loan Agreement dated as of April 11, 2017, Joinder and Fourth Amendment to Loan Agreement dated as of February 20, 2018, Fifth Amendment to Loan Agreement dated as of April 11, 2018, Joinder and Sixth Amendment to Loan Agreement dated as of April 11, 2019, Joinder and Seventh Amendment to Loan Agreement dated as May 22, 2020 and Eighth Amendment to Loan Agreement dated as of June 26, 2020 (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on August 25, 2021).

10.16	Form of Indemnification Agreement entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-11 filed on September 18, 2017).

10.17	Tenth Amendment to Loan Agreement signed October 12, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 14, 2022).

10.18	Tenth Amendment to Guaranty Agreement signed October 12, 2022 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 14, 2022).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K filed on March 30, 2021).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed on March 30, 2022).

23.1	Consent of Independent Registered Public Accounting Firm *

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

Signature	Title	Date

/s/ Jack K. Heilbron	Director, Chairman of the Board and Chief Executive Officer	March 28, 2023
Jack K. Heilbron	(Principal Executive Officer)

/s/ Adam Sragovicz	Chief Financial Officer	March 28, 2023
Adam Sragovicz

/s/ Ed Bentzen	Chief Accounting Officer	March 28, 2023
Ed Bentzen	(Principal Accounting Officer)

/s/ Jennifer A. Barnes	Director	March 28, 2023
Jennifer A. Barnes

/s/ David T. Bruen	Director	March 28, 2023
David T. Bruen

/s/ James R. Durfey	Director	March 28, 2023
James R. Durfey

/s/ Sumner J. Rollings	Director	March 28, 2023
Sumner J. Rollings

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Presidio Property Trust, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Presidio Property Trust, Inc. and Subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, equity and cash flows, for the years then ended, and the related notes to the consolidated financial statements and schedule in Item 15 (2), Schedule III – Real Estate and Accumulated Depreciation and Amortization (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Real Estate Asset and Lease Intangible Impairment Assessment

Critical Audit Matter Description

As described in Notes 4 and 12, to the consolidated financial statements, the Company’s consolidated real estate assets balance (including real estate properties and lease intangibles) was approximately $131 million at December 31, 2022. Real estate asset are tested for impairment at least annually at the individual real estate property level. Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate assets may not be recoverable, management assesses the recoverability by estimating whether the Company will recover the carrying value of its real estate assets through the undiscounted future cash flows and the eventual disposition of the investment. In some instances, there may be various potential outcomes for an investment and its potential future cash flows. In these instances, the undiscounted future cash flows used to assess recoverability are based on several assumptions and are probability‐weighted based on management’s best estimates as of the date of evaluation. These assumptions include, among others, cash flow projections, discount rates, and market capitalization rates. The assumptions are generally based on management’s experience and assessment of market participants in its local real estate markets, and the effects of current market conditions, which are subject to economic and market uncertainties. Changes in these assumptions could have a significant impact on either the cash flows or fair value of the real estate assets, the amount of any impairment charge, or both.

We identified the real estate asset impairment assessment as a critical audit matter. The Company experienced fluctuations in tenant occupancy and related cash flows from the real estate properties based on rental demand, completion of tenant improvements, and other economic factors. In turn, auditing management’s judgments regarding forecasts of future revenue and cash flows, and the resulting fair value of real estate assets compared to their carrying value involved a high degree of judgement and subjectivity.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●

Obtaining an understanding of management’s process and related controls for estimating the undiscounted cash flows of real estate assets, including management’s identification of significant assumptions and sensitivity analysis.

●	Testing the completeness, accuracy, relevance, and reliability of underlying data used in management’s undiscounted cash flow model.

●

Evaluating the reasonableness of management’s assessment of events and changes in circumstances that are indicators of impairment related to performance of the investment and general market conditions indicating that the carrying amounts of its real estate investments may not be recoverable by considering the consistency with the current and past performance of the real estate investment and the consistency with external market and industry data.

●

Evaluating the reasonableness of management’s significant assumptions used in the undiscounted future cash flows of real estate investments with potential impairment by considering the consistency of the significant assumptions with the current and past performance of the real estate investments, the consistency with external market and industry data, and whether these significant assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2009.

Irvine, California

March 28, 2023

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021

ASSETS
Real estate assets and lease intangibles:
Land	$19,189,386	$21,136,379
Buildings and improvements	125,979,374	119,224,375
Tenant improvements	13,861,839	12,752,518
Lease intangibles	4,110,139	4,110,139
Real estate assets and lease intangibles held for investment, cost	163,140,738	157,223,411
Accumulated depreciation and amortization	(34,644,511)	(30,589,969)
Real estate assets and lease intangibles held for investment, net	128,496,227	126,633,442
Real estate assets held for sale, net	2,016,003	11,431,494
Real estate assets, net	130,512,230	138,064,936
Other assets
Cash, cash equivalents and restricted cash	16,516,725	14,702,089
Deferred leasing costs, net	1,516,835	1,348,234
Goodwill	2,423,000	2,423,000
Other assets, net (see Note 6)	3,511,681	4,658,504
Total other assets	23,968,241	23,131,827
Investments held in Trust (see Notes 2 & 9)	136,871,183	—
TOTAL ASSETS	$291,351,654	$161,196,763
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$95,899,176	$87,324,319
Mortgage notes payable related to properties held for sale, net	999,523	1,535,513
Mortgage notes payable, total net	96,898,699	88,859,832
Accounts payable and accrued liabilities	4,028,564	4,569,537
Accounts payable and accrued liabilities of SPAC (see Notes 2 & 9)	5,046,725	15,499
Accrued real estate taxes	1,879,875	1,940,913
Dividends payable preferred stock	178,511	179,685
Lease liability, net	46,833	75,547
Below-market leases, net	18,240	73,130
Total liabilities	108,097,447	95,714,143
Commitments and contingencies (Note 2 & 9)
SPAC Class A common stock subject to possible redemption; 13,225,000 shares (at $10.34 per share), net of issuance cost of approximately $6,400,000	130,411,135	—
Equity:
Series D Preferred Stock, $0.01 par value per share; 1,000,000 shares authorized; 916,061 shares issued and outstanding (liquidation preference $25.00 per share) as of December 31, 2022 and December 31, 2021, respectively	9,140	9,200
Series A Common Stock, $0.01 par value per share, shares authorized: 100,000,000; 11,655,583 shares and 11,599,720 shares were issued and outstanding at December 31, 2022 and December 31, 2021, respectively	118,079	115,997
Additional paid-in capital	182,044,157	186,492,012
Dividends and accumulated losses	(138,341,750)	(130,947,434)
Total stockholders' equity before noncontrolling interest	43,829,626	55,669,775
Noncontrolling interest	9,013,446	9,812,845
Total equity	52,843,072	65,482,620
TOTAL LIABILITIES AND EQUITY	$291,351,654	$161,196,763

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2022	2021
Revenues:
Rental income	$17,203,310	$18,420,257
Fees and other income	560,971	810,852
Total revenue	17,764,281	19,231,109
Costs and expenses:
Rental operating costs	5,841,396	6,183,189
General and administrative	6,163,816	6,225,510
Depreciation and amortization	5,465,015	5,397,498
Impairment of real estate assets	—	608,000
Total costs and expenses	17,470,227	18,414,197
Other income (expense):
Interest expense - mortgage notes	(4,712,487)	(4,542,712)
Interest expense - note payable	—	(279,373)
Gain on sale of marketable securities, net	2,018,847	39,428
Interest and other (expense), net	21,075	(42,845)
Gain on sales of real estate, net	5,079,912	2,487,528
Gain on extinguishment of government debt	—	10,000
Income tax (expense) credit	(1,215,873)	47,620
Total other income (expense), net	1,191,474	(2,280,354)
Net income (loss)	1,485,528	(1,463,442)
Less: Income attributable to noncontrolling interests	(3,612,647)	(2,162,140)
Net loss attributable to Presidio Property Trust, Inc. stockholders	$(2,127,119)	$(3,625,582)
Less: Preferred Stock Series D dividends	(2,152,740)	(1,173,948)
Less: Series A Warrant dividend	(2,456,512)	—
Net loss attributable to Presidio Property Trust, Inc. common stockholders	$(6,736,371)	$(4,799,530)

Net loss per share attributable to Presidio Property Trust, Inc. common stockholders:
Basic & Diluted	$(0.57)	$(0.46)
Diluted	$(0.57)	$(0.46)

Weighted average number of common shares outstanding - basic & diluted	11,753,041	10,340,975

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2020	—	$—	9,508,363	$95,038	$156,463,146	$(121,674,505)	$34,883,679	$15,238,902	$50,122,581
Net loss	—	—	—	—	—	(3,625,582)	(3,625,582)	2,162,140	(1,463,442)
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(4,473,399)	(4,473,399)	—	(4,473,399)
Dividends to Series D Preferred Stockholders	—	—	—	—	—	(1,173,948)	(1,173,948)	—	(1,173,948)
Issuance of Common Stock, net of issuance costs, including warrants exercised with offering *	—	—	2,000,000	20,000	8,851,879	—	8,871,879	—	8,871,879
Issuance of Series D Preferred Stock, net of issuance costs	920,000	9,200	—	—	20,480,603	—	20,489,803	—	20,489,803
Distributions in excess of contributions received	—	—	—	—	—	—	—	(7,588,197)	(7,588,197)
Repurchase of Common Stock, at cost	—	—	(29,721)	(252)	(110,379)	—	(110,631)	—	(110,631)
Vesting of restricted Series A Common Stock	—	—	121,078	1,211	806,763	—	807,974	—	807,974
Balance, December 31, 2021	920,000	$9,200	11,599,720	$115,997	$186,492,012	$(130,947,434)	$55,669,775	$9,812,845	$65,482,620
Net income	—	—	—	—	—	(2,127,119)	(2,127,119)	3,612,647	1,485,528
Vesting of restricted stock	—	—	404,804	4,048	1,884,945	—	1,888,993	—	1,888,993
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(3,114,456)	(3,114,456)	—	(3,114,456)
Dividends to Series D Preferred Stockholders	—	—	—	—	—	(2,152,741)	(2,152,741)	—	(2,152,741)
Remeasurement of SPAC common stock subject to possible redemption upon IPO, Public Warrants and Private Placement Units, net of offering costs	—	—	—	—	(4,023,113)	—	(4,023,113)	—	(4,023,113)
Remeasurement of SPAC shares to redemption value	—	—	—	—	(1,876,183)	—	(1,876,183)	—	(1,876,183)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(4,412,046)	(4,412,046)
Repurchase of Series A Common Stock, at cost	—	—	(196,631)	(1,966)	(311,423)	—	(313,389)	—	(313,389)
Repurchase of Series D Preferred Stock, at cost	(6,013)	(60)	—	—	(122,081)	—	(122,141)	—	(122,141)
Balance, December 31, 2022	913,987	$9,140	11,807,893	$118,079	$182,044,157	$(138,341,750)	$43,829,626	$9,013,446	$52,843,072
						)
						)

* See Additional Offerings & Warrants in Note 1. ORGANIZATION AND BASIS OF PRESENTATION

See Notes to Consolidated Financial Statements.

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$1,485,528	$(1,463,442)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,465,015	5,397,498
Stock compensation	1,204,106	1,614,228
Bad debt expense	73,055	164,623
Gain on sale of real estate assets, net	(5,079,912)	(2,487,528)
Gain on extinguishment of government debt	—	(10,000)
Net change in fair value marketable securities	(42,664)	(39,429)
Net change in fair value SPAC Trust Account	(1,976,183)	—
Impairment of real estate assets	—	608,000
Amortization of financing costs	240,090	479,853
Amortization of above-market leases	—	42,064
Amortization of below-market leases	(54,890)	(60,203)
Straight-line rent adjustment	(252,759)	(231,577)
Changes in operating assets and liabilities:
Other assets	1,050,221	190,354
Accounts payable and accrued liabilities	(1,121,752)	(1,221,725)
Accrued real estate taxes	(61,038)	(607,773)
Net cash provided operating activities	928,817	2,374,943
Cash flows from investing activities:
Real estate acquisitions	(15,673,575)	(22,224,826)
Additions to buildings and tenant improvements	(2,107,505)	(1,597,186)
Investment in marketable securities	(1,762,095)	(3,819,882)
Proceeds from sale of marketable securities	2,363,063	2,380,476
Investment of SPAC IPO proceeds into Trust Account	(134,895,000)	—
Additions to deferred leasing costs	(70,889)	(117,062)
Proceeds from sales of real estate, net	25,768,334	49,583,445
Net cash (used in) provided by investing activities	(126,377,667)	24,204,965
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	20,288,093	11,703,440
Repayment of mortgage notes payable	(11,958,568)	(43,069,312)
Repayment of note payable	—	(7,675,598)
Payment of deferred offering costs	(3,201,266)	(572,458)
Distributions to noncontrolling interests, net	(4,412,046)	(7,588,197)
Proceeds from initial public offering of SPAC	134,024,416	—
SPAC offering non-controlling interest adjustment	(1,774,416)	—
Issuance of Series A Common Stock, net of offering costs	—	8,871,879
Issuance of Series D Preferred Stock, net of offering costs	—	20,489,803
Repurchase of Series A Common Stock, at cost	(313,389)	(110,631)
Repurchase of Series D Preferred Stock, at cost	(122,141)	—
Dividends paid to Series D Preferred Stockholders	(2,152,741)	(994,263)
Dividends paid to Series A Common Stockholders	(3,114,456)	(4,473,399)
Net cash provided by (used in) financing activities	127,263,486	(23,418,736)
Net increase in cash, cash equivalents and restricted cash	1,814,636	3,161,172
Cash, cash equivalents and restricted cash - beginning of period	14,702,089	11,540,917
Cash, cash equivalents and restricted cash - end of period	$16,516,725	$14,702,089
Supplemental disclosure of cash flow information:
Interest paid-mortgage notes payable	$4,110,288	$4,320,174
Interest paid-notes payable	$—	$103,861
Non-cash financing activities:
Unpaid deferred financing costs	$—	$15,449
Dividends payable - Preferred Stock Series D	$178,511	$179,685

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

The Company or one of its affiliates operates the following partnerships during the periods covered by these consolidated financial statements:

•

The Company is the sole general partner and limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), both of which, at  December 31, 2022, had ownership interests in an entity that owns income producing real estate. The Company refers to these entities collectively as the "NetREIT Partnerships".

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

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the "Code"), for federal income tax purposes. To maintain our qualification as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels, and diversity of stock ownership. Provided we maintain our qualification for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to maintain our qualification as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Code, all our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. We are subject to certain state and local income taxes.

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

The Company evaluated the accounting guidance in ASC 480 - Distinguishing Liabilities from Equity and ASC 815 - Derivatives and Hedging regarding the classification of the Pre-Funded Warrant, Common Stock Warrants, and Placement Agent Warrants as equity or a liability and ultimately determined that it should be classified as permanent equity.  As of December 31, 2022, none of the Common Stock Warrants and Placement Agent Warrants have been exercised.

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

Short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders.  Future principal payments due on mortgage notes payables, during the year ended December 31, 2023, total approximately $8.3 million, of which $6.8 million is related to model home properties.  Management expects certain model home properties can be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes can be refinanced, as the Company has historically been able to do in the past. Additional principal payments will be made with cash flows from ongoing operations.  The mortgage note payable for 300 N.P. was an amortizing loan with a balloon payment of $2.2 million due at maturity, on June 11, 2022.  The Company paid this note in full on May 11, 2022 with available cash on hand.  Additionally, the Company has committed to provide additional funds, or obtain financing, if needed to a special purpose acquisition company, or "SPAC", for which we serve as the financial sponsor (as described below in Note 2. Significant Account Policies).

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

Customer Concentration. Concentration of credit risk with respect to tenant receivables is limited due to the large number of tenants comprising the Company’s rental revenue. We had one tenant, Halliburton Energy Services, Inc, that account for 8.57% of total rental income for the year ended December 31, 2022 and approximately 8.0% of total rental income for the year ended December 31, 2021.  On December 31, 2022, the lease for our largest tenant, Halliburton Energy Services, Inc., expired.  Halliburton Energy Services, Inc. was located in our Shea Center II property in Colorado and did not renew the lease.  We placed approximately $1.1 million in a reserve account with our lender to cover future mortgage payments, if necessary, in connection with Halliburton's vacant space. This reserve amount is included in "Cash, cash equivalents and restricted cash" on the balance sheet.  Our management team is working to fill the 45,535 square foot space as quickly as possible, and has leased approximately 20% of the space to a tenant during  January 2023.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Presidio Property Trust and its subsidiaries, NetREIT Advisors, LLC and Dubose Advisors LLC (collectively, the “Advisors”), and NetREIT Dubose Model Home REIT, Inc. The consolidated financial statements also include the results of the NetREIT Partnerships, and the Model Home Partnerships.  As used herein, references to the “Company” include references to Presidio Property Trust, its subsidiaries, and the partnerships. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements also include the accounts of (a) Murphy Canyon Acquisition Corp. ("Murphy Canyon"), which is a SPAC, for which we serve as the financial sponsor (as described below), and which is deemed to be controlled by us as a result of our 23.5% equity ownership stake, the overlap of three of our executive officers as executive officers of Murphy Canyon, and significant influence and operational control that we currently exercise over the funding and acquisition of new operations for an initial business combination ("IBC"). (see Note 2, Variable Interest Entity). All intercompany balances have been eliminated in consolidation.

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

The value allocable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net increase in rental income of approximately $55,000 and $18,000 for the years ended December 31, 2022 and 2021, respectively.

The value of in-place leases and unamortized lease origination costs are amortized to expenses over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third-party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $0.2 million and $0.3 million for years ended December 31, 2022 and 2021, respectively.

Real Estate Held for Sale and Discontinued Operations. We generally reclassify assets to held for sale when the disposition has been approved, it is available for immediate sale in its present condition, we are activity seeing a buyer, and the disposition is considered probable within one year.  Additionally, real estate sold during the current period is classified as “real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Mortgage notes payable related to the real estate sold during the current period is classified as “notes payable related to real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Additionally, we record the operating results related to real estate that has been disposed of as discontinued operations for all periods presented if the operations have been eliminated and represent a strategic shift and we will not have any significant continuing involvement in the operations of the property following the sale.

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

During the fourth quarter of 2020, the Company recorded its Highland Court property (“Highland Court”) as held for sale and subsequently entered into a purchase and sale agreement (“PSA”) with an unrelated third-party.  Highland Court had a book value of approximately $10.5 million prior to entering into the PSA. The final selling price as agreed upon in the PSA was approximately $10.2 million. As such, the Company recorded a $0.3 million non-cash impairment in the accompanying condensed consolidated statement of operations at  March 31, 2021. The sale was completed in May 2021.  During the year ended December 31, 2021, the Company recorded an impairment of 300 N.P. totaling approximately $0.3 million in connection with an updated appraisal.  There were no impairments recorded during the year ended December 31, 2022.

Intangible Assets.  Intangible assets, including goodwill and lease intangibles, are comprised of finite-lived and indefinite-lived assets. Lease intangibles represents the allocation of a portion of the purchase price of a property acquisition representing the estimated value of in-place leases, unamortized lease origination costs, tenant relationships and land purchase options. Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. Indefinite-lived assets are not amortized. Amortization expense of intangible assets that are not deemed to have an indefinite useful life was approximately $0.1 million and $0.2 million, respectively, for the years ended December 31, 2022 and 2021 and is included in depreciation and amortization in the accompanying consolidated statements of operation.

The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. No impairment was deemed to exist at December 31, 2022 and 2021.

Depreciation and Amortization. The Company records depreciation and amortization expense using the straight-line method over the useful lives of the respective assets. The costs of buildings are depreciated over estimated useful lives of 39 years, the costs of improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease (which range from 1 to 10 years), the costs associated with acquired tenant intangibles over the remaining lease term and the cost of furniture, fixtures and equipment are depreciated over 4 to 5 years. Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was approximately $5.5 million and $5.4 million, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations.

Cash, Cash Equivalents and Restricted Cash.  At December 31, 2022 and December 31, 2021, we had approximately $16.5 million and $14.7 million in cash, cash equivalents and restricted cash, respectively.  The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At December 31, 2022, the Company had approximately $8.8 million in deposits in financial institutions that exceeded the federally insurable limits. Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are for payment of property taxes, insurance, leasing costs and capital expenditures. As of December 31, 2022, the Company has approximately $4.4 million of restricted cash.  At December 31, 2021, the Company had approximately $7.3 million in deposits in financial institutions that exceeded the federally insurable limits. Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are for payment of property taxes, insurance, leasing costs and capital expenditures. As of December 31, 2021, the Company has approximately $4.7 million of restricted cash.

Accounts Receivables. The Company periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company maintains an allowance for deferred rent receivable that arises from straight lining of rents. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates. As of December 31, 2022  and 2021 , the balance of allowance for possible uncollectable tenant receivables included in other assets, net in the accompanying consolidated balance sheets was approximately $138,000 and $70,000, respectively.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third-party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At December 31, 2022  and 2021 , the Company had net deferred leasing costs of approximately $1.5 million and $1.3 million, respectively. Total amortization expense for the years ended December 31, 2022  and 2021  was approximately $0.4 million and $0.3 million, respectively.

Deferred Financing Costs. Costs incurred, including legal fees, origination fees, and administrative fees, in connection with debt financing are capitalized as deferred financing costs, are amortized using the straight line method, which approximates the effective interest method, over the contractual term of the respective loans and recorded as an offset to the carrying value of the debt. At December 31, 2022 and 2021, unamortized deferred financing costs related to mortgage notes payable were approximately $0.9 million and $0.6 million. For the years ended December 31, 2022 and 2021, total amortization expense related to the mortgage notes payable deferred financing costs was approximately $0.2 million and $0.9 million, respectively. Amortization of deferred financing costs are included in interest expense in the accompanying consolidated statements of operations.

Deferred Offering Costs. Deferred offering costs represent legal, accounting and other direct costs related to our offerings.   As of December 31, 2022 and December 31, 2021, we have incurred approximately $117,000 and $135,000, at the end of each period.  These costs are related to various registration statements and our offering of common and preferred stock in connection with the sponsorship, through our wholly-owned subsidiary Murphy Canyon Acquisition Sponsor, LLC (the “Sponsor”), of a special purpose acquisition company (“SPAC”) initial public offering as of December 31, 2021.  As of December 31, 2022, the costs related to the preparation of a registration statement for the Company have gone stale and were fully expensed during the year ended December 31, 2022.  As of December 31, 2022, there were no deferred offering costs.

Income Taxes.  We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, for federal income tax purposes.To maintain our qualification as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we maintain our qualification for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to maintain our qualification as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. We are subject to certain state and local income taxes. As of December 31, 2022, we have estimated approximately $18.0 million of Federal net operating loss (NOLs) carryforwards to offset potential future federal tax obligations. We may not generate sufficient taxable income in future periods to be able to realize fully the tax benefits of our NOL carry-forwards.

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

Additionally, in an inactive market, a market price quoted from an independent third-party may rely more on models with inputs based on information available only to that independent third-party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources.  As of December 31, 2022 and December 31, 2021, our marketable securities presented on the balance sheet were measured at fair value using Level 1 market prices and totaled approximately $0.8 million and $1.5 million, respectively, with a cost basis of approximately $0.9 million and $1.6 million, respectively.  There were no financial liabilities measured at fair value as of December 31, 2022 and December 31, 2021.

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

Revenue Recognition and Accounts Receivables. We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured and record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, rental revenue begins when the tenant takes possession or has control of the physical use of the leased space and any tenant improvement allowance, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that the tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors, including, but not limited to:

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

Following the completion of the Murphy Canyon IPO, we determined that Murphy Canyon is a VIE in which we have a variable interest because we participated in its formation and design, manage the significant activities, and Murphy Canyon does not have enough equity at risk to finance its activities without additional subordinated financial support. We have also determined that Murphy Canyon's public stockholders do not have substantive rights, and their equity interest constitutes temporary equity, outside of permanent equity, in accordance with ASC 480-10-S99-3A. As such, we have concluded that we are currently the primary beneficiary of Murphy Canyon as a VIE, as we have the right to receive benefits or the obligation to absorb losses of the entity, as well as the power to direct a majority of the activities that significantly impact Murphy Canyon's economic performance. Since we are the primary beneficiary, Murphy Canyon is consolidated into our consolidated financial statements.  See Note 9 Commitments and Contingencies for additional details regarding Murphy Canyon.

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

All of the Public Shares of Murphy Canyon SPAC (Class A Common Shares) contain a redemption feature which allows for the redemption of such Public Shares in connection with the SPAC's liquidation, if there is a stockholder vote or tender offer in connection with the SPAC's initial business combination and in connection with certain amendments to the SPAC's amended and restated certificate of incorporation. In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity.  Accordingly, as of  December 31, 2022, the Public Shares are presented as temporary equity, outside the shareholder's equity section of the Company's  December 31, 2022 consolidated balance sheet.

Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants which were classified as permanent equity as described below), the proceeds and initial carrying value of Class A common stock classified as temporary equity was allocated in accordance with ASC 470-20. The Murphy Canyon Class A common stock is subject to ASC 480-10-S99. In addition, because it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We have elected to recognize the accretion resulting from changes in redemption value immediately during the year ended December 31, 2022.  See Note 9 Commitments and Contingencies for additional details regarding Murphy Canyon.

Warrant Instruments SPAC. The Company and Murphy Canyon account for warrants in accordance with the guidance contained in ASC 480 and FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40 and ASC 840 warrants that meet the criteria for equity treatment are recorded in stockholder’s equity. The warrants are subject to re-evaluation of the proper classification and accounting treatment at each reporting period. If the warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the statement of operations. The warrants meet the criteria for classification as equity because they are not exercisable until after the SPAC business combination is completed, at which point the common shares are no longer redeemable and because they are indexed to Murphy Canyon's common stock and meet the other criteria for equity classification.   See Note 9 Commitments and Contingencies for additional details regarding Murphy Canyon.

Income (Loss) per Common Share. Basic income (loss) per common share (Basic EPS) is computed by dividing net income (loss) available to common shareholders (Numerator) by the weighted average number of common shares outstanding (Denominator) during the period. Diluted loss per common share (Diluted EPS) is similar to the computation of Basic EPS except that the Denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the Numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net earnings per share.  For the years ended December 31, 2022  and 2021 , the basic and diluted net loss per share are equivalent at $0.57 and $0.46  per share because the Company had incurred a net loss attributable to common stockholders causing any potentially dilutive securities to be anti-dilutive.

Subsequent Events. We evaluate subsequent events up until the date the condensed consolidated financial statements are issued.

Recently Issued and Adopted Accounting Pronouncements.  In June 2017, the FASB issued ASU No. 2016- 13,  Financial Instruments – Credit Losses, amended in February 2020 with ASU No. 2020- 02, Financial Instruments— Credit Losses (Topic 326) and Leases (Topic 842). ASU 2016- 13 introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016- 13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. While ASU 2016- 13 was effective for periods beginning after December 15, 2019, the issuance of ASU 2020- 02 has allowed for the delay in adoption for certain smaller public companies and is now effective for fiscal periods beginning after December 15, 2022. Retrospective adjustments shall be applied through a cumulative-effect adjustment to retained earnings. The adoption did not have an impact to our financial statements as this was effective January 1, 2023.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas.  The amendments in ASU No. 2020-06 are effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after  December 15, 2020, including interim periods within those fiscal years.  The Company has adopted this guidance with no material impact on our financial statements.

In March 2020, the FASB issued Accounting Standards Update No. 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions in order to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting as it relates to contracts, hedging relationships and other transactions by allowing companies to modify contracts that previously contained LIBOR rates without evaluating whether the modification constituted a new contract. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after  December 31, 2022 and are used on a prospective basis upon adoption.  In December 2022, the FASB issued Accounting Standards Update No. 2022-06 - Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 after which entities will no longer be permitted to apply the relief in Topic 848.  The Company adopted this guidance of ASU 2020-04 as of  March 31, 2020 noting no material impact to the financial statements and does not expect the update in ASU 2022-06 to have a material impact to our financial statements.

3. RECENT REAL ESTATE TRANSACTIONS

Acquisitions during the year ended December 31, 2022:

•

We acquired 31 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2022. The purchase price for these properties was $15.6 million. The purchase price consisted of cash payments of $4.8 million and mortgage notes of $10.8 million.

Acquisitions during the year ended December 31, 2021:

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

Dispositions during the year ended December 31, 2022:

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

During year ended December 31, 2022, we disposed of the following properties:

•	World Plaza, which was sold on March 11, 2022, for approximately $10.0 million and the Company recognized a loss of approximately $0.3 million.

•	31 model homes for approximately $17.5 million and the Company recognized a gain of approximately $5.4 million.

Dispositions during the year ended December 31, 2021:

During year ended  December 31, 2021, we disposed of the following properties:

•	Waterman Plaza, which was sold on January 28, 2021, for approximately $3.5 million and the Company recognized a loss of approximately $0.2 million.

•	Garden Gateway, which was sold on February 19, 2021, for approximately $11.2 million and the Company recognized a loss of approximately $1.4 million.

•	Highland Court, which was sold on May 20, 2021, for approximately $10.2 million and the Company recognized a loss of approximately $1.6 million.

•	Executive Office Park, which was sold on May 21, 2021, for approximately $8.1 million and the Company recognized a gain of approximately $2.5 million.

•	44 model homes for approximately $20.7 million and the Company recognized a gain of approximately $3.2 million.

4.  REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, retail, and triple-net leased model home properties.  We have five commercial properties located in Colorado, four in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are located in three states. As of December 31, 2022, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial building (“Office/Industrial Properties”) which total approximately rentable 756,265 square feet;

•	Three retail shopping centers (“Retail Properties”) which total approximately 65,242 rentable square feet;

•

92 homes owned by our affiliated limited partnerships and one corporation (“Model Homes” or “Model Home Properties”) leased back on a triple-net basis to homebuilders that are owned by five affiliated limited partnerships and one wholly-owned corporation.

A summary of the properties owned by the Company as of December 31, 2022 and 2021 is as follows:

	Date		Real estate assets, net
Property Name	Acquired	Location	December 31, 2022	December 31, 2021
World Plaza (1)	September 2007	San Bernardino, CA	$—	$9,272,213
Genesis Plaza (2)	August 2010	San Diego, CA	7,995,980	8,310,803
Dakota Center	May 2011	Fargo, ND	8,569,537	8,607,360
Grand Pacific Center (6)	March 2014	Bismarck, ND	5,228,006	5,457,447
Arapahoe Center	December 2014	Centennial, CO	8,664,604	8,821,278
Union Town Center	December 2014	Colorado Springs, CO	9,039,039	9,169,387
West Fargo Industrial	August 2015	Fargo, ND	6,893,292	7,025,325
300 N.P.	August 2015	Fargo, ND	2,899,694	2,929,563
Research Parkway	August 2015	Colorado Springs, CO	2,319,588	2,375,943
One Park Center	August 2015	Westminster, CO	7,991,809	7,992,420
Shea Center II (5)	December 2015	Highlands Ranch, CO	19,501,998	20,246,645
Mandolin (3)	August 2021	Houston, TX	4,783,985	4,875,696
Baltimore	December 2021	Baltimore, MD	8,690,874	8,891,810
Presidio Property Trust, Inc. properties			92,578,406	103,975,890
Model Home properties (4)	2017 - 2022	FL, TX, WI	37,933,824	34,089,046
Total real estate assets and lease intangibles, net			$130,512,230	$138,064,936

(1)	This property was sold during the year ended December 31, 2022.
(2)	Genesis Plaza is owned by two tenants-in-common, each of which own 57% and 43%, respectively, and we beneficially own an aggregate of 76.4%, based on our ownership percentages of each tenant-in-common.
(3)	A portion of the proceeds from the sale of Highland Court were used in like-kind exchange transactions pursued under Section 1031 of the Code for the acquisition of our Mandolin property. Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.
(4)	Includes six Model Homes listed as held for sale as of December 31, 2022.
(5)	On December 31, 2022, the lease for our largest tenant, Halliburton Energy Services, Inc., expired. Halliburton Energy Services, Inc. was located in our Shea Center II property in Colorado, and made up approximately 8.57% of our annual base rent. The tenant did not renew the lease and we placed approximately $1.1 million in a reserve account with our lender to cover future mortgage payments, if necessary. Our management team is working to fill the 45,535 square foot space as quickly as possible, and has already leased approximately 20% of the space to a tenant during January 2023.
(6)	Grand Pacific Center, Bismarck, ND, was removed from held for sale after signing a major lease with KLJ Engineering on December 7, 2022 for approximately 33,296 usable square feet, a term of 122 months, starting annualized rent of $532,736, and a commencement date estimated to be between November 1, 2023 and March 1, 2024.

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	December 31, 2022			December 31, 2021
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$2,515,264	$(2,485,234)	$30,030	$2,515,264	$(2,353,782)	$161,482
Leasing costs	1,261,390	(1,236,591)	24,799	1,261,390	(1,165,701)	95,689
Above-market leases	333,485	(333,485)	—	333,485	(333,485)	—
	$4,110,139	$(4,055,310)	$54,829	$4,110,139	$(3,852,968)	$257,171

At  December 31, 2022 and 2021, there were no gross lease intangible assets and accumulated amortization related to the lease intangible assets included in real estate assets held for sale.

The net value of acquired intangible liabilities was approximately $18,240 and $73,130 relating to below-market leases at  December 31, 2022 and  December 31, 2021, respectively.

Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

2023	$17,526
2024	17,526
2025	15,670
2026	4,107
2027	—
Thereafter	—
Total	$54,829

6. OTHER ASSETS

Other assets consist of the following:

	December 31,	December 31,
	2022	2021
Deferred rent receivable	$1,641,831	$1,660,197
Prepaid expenses, deposits and other	619,621	473,554
Investment in marketable securities	797,749	1,514,483
Accounts receivable, net	67,780	401,927
Right-of-use assets, net	45,843	74,643
Other intangibles, net	22,483	82,483
Notes receivable	316,374	316,374
Deferred offering costs	-	134,843
Total other assets	$3,511,681	$4,658,504

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

As of December 31, 2022, we owned common shares of 18 different publicly traded REITs and an immaterial amount of covered call options in three of those same REITs.  The gross fair market value on our publicly traded REIT securities was $798,206, with covered call options totaling $457.  As of December 31, 2022, the net fair value of our publicly traded REIT securities was $797,749 based on the December 31, 2022 closing price.  As of December 31, 2021, we owned common shares and options of 19 different publicly traded REITs and an immaterial amount of covered call options in ten of those same REITs.  The gross fair market value on our publicly traded REIT securities was $1,529,185, with covered call options totaling $14,702.  As of December 31, 2021, the net fair value of our publicly traded REIT securities was $1,514,483 based on the  December 31, 2021 closing price.

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following:

	Principal as of
	December 31,	December 31,	Loan	Interest
Mortgage note property	2022	2021	Type	Rate (1)	Maturity
300 N.P. (2)	-	2,232,923	Fixed	4.95%	6/11/2022
Dakota Center	9,442,976	9,677,108	Fixed	4.74%	7/6/2024
Research Parkway	1,648,237	1,705,438	Fixed	3.94%	1/5/2025
Arapahoe Service Center	7,602,273	7,770,887	Fixed	4.34%	1/5/2025
Union Town Center	8,025,300	8,173,568	Fixed	4.28%	1/5/2025
One Park Centre	6,163,177	6,276,849	Fixed	4.77%	9/5/2025
Genesis Plaza	6,055,682	6,168,604	Fixed	4.71%	9/6/2025
Shea Center II	17,229,573	17,494,527	Fixed	4.92%	1/5/2026
West Fargo Industrial (6)	4,030,297	4,148,405	Fixed	3.27%	8/5/2029
Grand Pacific Center (3)	3,496,330	3,619,695	Fixed	4.02%	8/1/2037
Baltimore	5,670,000	—	Fixed	4.67%	4/6/2032
Mandolin	3,635,362	—	Fixed	4.35%	4/20/2029
Subtotal, Presidio Property Trust, Inc. Properties	$72,999,207	$67,268,004
Model Home mortgage notes (4) (5)	24,752,448	22,154,128	Fixed		2022 - 2025
Mortgage Notes Payable	$97,751,655	$89,422,132
Unamortized loan costs	(852,956)	(562,300)
Mortgage Notes Payable, net	$96,898,699	$88,859,832

(1)	Interest rates as of December 31, 2022.
(2)	The mortgage note payable for 300 N.P. is an amortizing loan with a balloon payment of $2.2 million due at maturity, on June 11, 2022. The Company paid this note in full on May 11, 2022 with available cash on hand.
(3)	Interest rate is subject to possible reset on September 1, 2023. The lender may, upon not less than sixty (60) days prior written notice to the Company, increase the interest rate effective on September 1, 2023 and September 1, 2030 to the rate then being quoted by the Lender for new seven-year commercial mortgage loans of similar size and quality with like terms and security (provided that in no event shall the new rate be less than the initial rate).
(4)	As of December 31, 2022, there were six model homes included as real estate assets held for sale.
(5)	Our model homes have stand-alone mortgage notes at interest rates ranging from 2.50% to 6.70% per annum as of December 31, 2022.
(6)	The lender may, upon not less than sixty (60) days prior written notice to the Company, increase the interest rate effective on the August 5, 2023 and August 5, 2026, to the rate then being quoted by the lender for new three-year commercial mortgage loans of similar size and quality with like terms and security (provided that in no event shall the new rate be less than the initial rate).

The Company is in compliance with all material conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable were as follows as of December 31, 2022:

	Presidio Property	Model
	Trust, Inc.	Homes	Total Principal
Years ending December 31:	Notes Payable	Notes Payable	Payments
2023	$1,470,877	$6,799,272	$8,270,149
2024	10,453,347	10,694,954	21,148,301
2025	28,851,691	7,258,222	36,109,913
2026	16,717,516	—	16,717,516
2027	364,407	—	364,407
Thereafter	15,141,369	—	15,141,369
Total	$72,999,207	$24,752,448	$97,751,655

8. NOTE PAYABLE

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

As of December 31, 2022, we have issued six promissory notes to our majority owned subsidiaries, Dubose Model Home Investors 202 LP and Dubose Model Home Investors 204 LP, for the refinancing of six model home properties in Texas and Wisconsin, for approximately $1.36 million with interest rates ranging from 3.0% to 5.76% per annum.  These loans were issued between September 3, 2021 through December 15, 2022, with terms of 12 months, and are fully eliminated in consolidation.

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

We, through our wholly-owned subsidiary, owned approximately 23.5% of the issued and outstanding stock in the entity upon the initial public offering being declared effective and consummated (excluding the private placement units described below). Following the completion of its initial public offering, the SPAC has operated as a separately managed, publicly traded entity. The SPAC offered 132,250,000 units, with each unit consisting of one share of common stock and three-quarters of one redeemable warrant.  The warrants were evaluated using the guidance in ASC 480 "Distinguishing Liabilities from Equity" and we concluded that the warrants are indexed to Murphy Canyon's common stock and meet the criteria to be classified in stockholders' equity.

On November 8, 2022, the SPAC entered into an agreement and plan of merger with Conduit Pharmaceuticals Limited, a Cayman Islands exempted company (“Conduit”), and Conduit Merger Sub, Inc., a Cayman Islands exempted company and the SPAC’s wholly owned subsidiary. If the merger agreement is approved by the SPAC’s stockholders and the transactions under the merger agreement  are consummated, the SPAC’s Cayman Island subsidiary will merge with and into Conduit, with Conduit surviving the merger as the SPAC’s wholly owned subsidiary. Pursuant to the merger agreement, the outstanding ordinary shares (including the shares issued upon conversion of all outstanding convertible debt, which conversion shall have occurred prior to the consummation of the merger) of Conduit will be converted into an aggregate of 65,000,000 shares of the SPAC’s newly issued common stock, with each such outstanding Conduit ordinary share (including the ordinary shares issued upon conversion of all outstanding convertible debt, which conversion shall have occurred prior to the consummation of the merger) converted into newly issued shares of the SPAC’s common stock on a pro rata basis.

Initially, the SPAC was required to complete its initial business combination transaction by 12 months from the consummation of its initial public offering or up to 18 months if it extended the period of time to consummate a business combination in accordance with its Certificate of Incorporation.  On January 26, 2023, at a special meeting of the stockholders, the stockholders approved a proposal to amend the SPAC’s certificate of incorporation to extend the date by which it has to consummate a business combination up to 12 times, each such extension for an additional one month period, from February 7, 2023, to February 7, 2024.  The stockholders also approved a related proposal to amend the trust agreement allowing the SPAC to deposit into the trust account, for each one-month extension, one-third of 1% of the funds remaining in the trust account following the redemptions made in connection with the approval of the extension proposal at the special meeting.  The Company has committed to provide additional funds if needed to make such a deposit for the extension. In connection with the stockholders’ vote at the special meeting, 11,037,272 shares of common stock were tendered for redemption, which were redeemed in February 2023. After the redemptions, there were 2,187,728 shares SPAC Class A common stock subject to possible redemption.

On March 3, 2023 we loaned Murphy Canyon $300,000 to fund its trust account and for operating expenses, and may lend up to $1.5 million in total.   The loan is non-interest bearing, unsecured and will be repayable in full upon the earlier of (i) the date on which the SPAC consummates its initial business combination and (ii) the date that its winding up is effective.

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

In accordance with the terms of the Series D Preferred Stock, the Series D monthly dividend has been approved by the Board of Directors through December 2022 in the amount of $0.19531 per share payable on the 15th of every month to stockholders of record of Series D Preferred Stock as of the last day of the prior month.  Total dividends paid to Series D Preferred stockholders during the year ended December 31, 2022  and 2021 was approximately $2.2 million and $1.2 million, respectively.

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

The Company evaluated the accounting guidance in ASC 480 and ASC 815 regarding the classification of the Pre-Funded Warrant, Common Stock Warrants, and Placement Agent Warrants as equity or a liability and ultimately determined that it should be classified as permanent equity.  As of December 31, 2022 , none of the Common Stock Warrants and Placement Agent Warrants have been exercised.

Stock Repurchase Program .  On September 17, 2021, the Board of Directors authorized a stock repurchase program of up to $10 million of outstanding shares of our Series A Common Stock, which expired in September 2022. On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock.  During the year ended December 31, 2021, the Company repurchased 29,721 shares of our Series A Common Stock at an average price of approximately $3.7223 per share, including a commission of $0.035 per share, for a total cost of $110,631.  During the year ended December 31, 2022 , the Company repurchased 196,631 shares of our Series A Common Stock at an average price of approximately $1.59 per share, including a commission of $0.035 per share, and 6,013 shares of our Series D Preferred Stock at an average price of approximately $20.31 per share, including a commission of $0.035 per share, for a total cost of $313,578 for the Series A Common Stock and $122,141 for the Series D Preferred Stock. The repurchased shares will be treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders' equity at cost.  While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently.

Cash Dividends. For the years ended December 31, 2022 and  December 31, 2021 the Company declared and paid Series A Common Stock cash dividends of approximately $3.1 million and $4.5 million, respectively.  For the years ended December 31, 2022 and  December 31, 2021 the Company declared and paid Series D Preferred Stock cash dividends of approximately $2.2 million and $1.2 million, respectively.  The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the years ended December 31, 2022 and 2021.  The Company intends to continue to pay dividends to our common stockholders on a quarterly basis, and on a monthly basis to holders of our Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future dividends.  The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the years ended December 31, 2022 and  December 31, 2021.

Series A Common Stock

Quarter Ended	2022	2021
	Distributions Declared	Distributions Declared
March 31	$0.105	$0.101
June 30	0.106	0.102
September 30	0.020	0.103
December 31	0.021	0.104
Total	$0.252	$0.410

Series D Preferred Stock

Month	2022	2021
	Distributions Declared	Distributions Declared
January	$0.19531	$—
February	0.19531	—
March	0.19531	—
April	0.19531	—
May	0.19531	—
June	0.19531	0.10417
July	0.19531	0.19531
August	0.19531	0.19531
September	0.19531	0.19531
October	0.19531	0.19531
November	0.19531	0.19531
December 31	0.19531	0.19531
Total	$2.34372	$1.27603

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

Dividend Reinvestment Plan. The Company adopted a distribution reinvestment plan (the “DRIP”) that allowed stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of the Company’s Common Stock. The Company registered 3,000,000 shares of Common Stock pursuant to the DRIP. The purchase price per share used in the past was 95% of the price the Company sold its shares, or $19.00 per share. No sales commission or dealer manager fees were paid on shares sold through the DRIP. The Company may amend, suspend or terminate the DRIP at any time. Any such amendment, suspension or termination is effective upon a designated dividend record date and notice of such amendment, suspension or termination is sent to all participants at least thirty (30) days prior to such record date. The DRIP became effective on January 23, 2012, was suspended on December 7, 2018 and adopted on October 6, 2020 in connection with our IPO, and updated to reflect a change in transfer agent and registrar. As of  December 31, 2022, approximately $17.4 million or approximately 917,074 shares of Common Stock have been issued under the DRIP.  There have been no shares issued under the DRIP since it was suspended in 2018.

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

A summary of the activity for the Company’s restricted stock was as follows:

Outstanding shares:	Common Shares

Balance at December 31, 2021	295,471
Granted	407,245
Forfeited	(57,371)
Vested	(296,303)
Balance at December 31, 2022	349,042

The non-vested restricted shares outstanding as of December 31, 2022  will vest over the next one to five years.

Share-based compensation expense for the years ended December 31, 2022  and 2021  was approximately $1.2 million and $1.6 million , respectively.  As of December 31, 2022  and 2021 , future unrecognized stock compensation related to unvested shares totaled approximately $1.5 million and $1.6 million, respectively.

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

The following tables compare the Company’s segment activity to its results of operations and financial position as of and for the years ended December 31, 2022 and 2021, respectively.

	Year Ended December 31,
	2022	2021
Office/Industrial Properties:
Rental, fees and other income	$12,702,986	$13,161,268
Property and related expenses	(5,148,110)	(5,769,843)
Net operating income, as defined	7,554,876	7,391,425
Model Home Properties:
Rental, fees and other income	2,909,871	3,211,149
Property and related expenses	(102,660)	(129,389)
Net operating income, as defined	2,807,211	3,081,760
Retail Properties:
Rental, fees and other income	2,224,479	3,023,316
Property and related expenses	(663,681)	(1,056,581)
Net operating income, as defined	1,560,798	1,966,735
Reconciliation to net income (loss):
Total net operating income, as defined, for reportable segments	11,922,885	12,439,920
General and administrative expenses	(6,163,816)	(6,225,510)
Depreciation and amortization	(5,465,015)	(5,397,498)
Interest expense	(4,712,487)	(4,822,085)
Gain on extinguishment of government debt	—	10,000
Other income (expense), net	2,039,922	(3,417)
Income tax expense	(1,215,873)	47,620
Gain on sale of real estate	5,079,912	2,487,528
Net income (loss)	$1,485,528	$(1,463,442)

	December 31,	December 31,
Assets by Reportable Segment:	2022	2021
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$76,400,983	$78,240,086
Total assets (2)	$79,057,998	$76,453,436
Model Home Properties:
Land, buildings and improvements, net (1)	$37,933,824	$34,089,046
Total assets (2)	$35,274,545	$31,047,202
Retail Properties:
Land, buildings and improvements, net (1)	$16,142,613	$25,693,239
Total assets (2)	$16,810,627	$27,579,469
Reconciliation to Total Assets:
Total assets for reportable segments	$131,143,170	$135,080,107
Other unallocated assets:
Cash, cash equivalents and restricted cash	8,570,121	6,738,345
Other assets, net	151,638,363	19,378,311
Total Assets	$291,351,654	$161,196,763

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.
(2)

Includes land, buildings and improvements, cash, cash equivalents, and restricted cash, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	For the Year Ended December 31,
Capital Expenditures by Reportable Segment	2022	2021
Office/Industrial Properties:
Acquisition of operating properties	$—	$8,891,810
Capital expenditures and tenant improvements	1,994,371	1,513,362
Model Home Properties:
Acquisition of operating properties	15,673,575	8,426,750
Retail Properties:
Acquisition of operating properties	—	4,906,266
Capital expenditures and tenant improvements	113,134	83,824
Totals:
Acquisition of operating properties, net	15,673,575	22,224,826
Capital expenditures and tenant improvements	2,107,505	1,597,186
Total real estate investments	$17,781,080	$23,822,012

13. SUBSEQUENT EVENTS

Sponsorship of Special Purpose Acquisition Company and Trust Extension

Initially, the SPAC was required to complete its initial business combination transaction by 12 months from the consummation of its initial public offering or up to 18 months if it extended the period of time to consummate a business combination in accordance with its certificate of incorporation.  On January 26, 2023, at a special meeting of the stockholders, the stockholders approved a proposal to amend the SPAC’s certificate of incorporation to extend the date by which it has to consummate a business combination up to 12 times, each such extension for an additional one month period, from February 7, 2023, to February 7, 2024.  The stockholders also approved a related proposal to amend the trust agreement allowing the SPAC to deposit into the trust account, for each one-month extension, one-third of 1% of the funds remaining in the trust account following the redemptions made in connection with the approval of the extension proposal at the special meeting.  At the special meeting the stockholders also approved a proposal to amend the SPAC’s certificate of incorporation to expand the methods that it may employ to not become subject to the “penny stock” rules of the SEC.  In connection with the stockholders’ vote at the special meeting, 11,037,272 shares of common stock were tendered for redemption for a redemption price of approximately $10.33 per share, leaving 2,187,728 shares of Class A common stock outstanding and subject to possible redemption in connection with a business combination.

On March 3, 2023 we loaned Murphy Canyon $300,000 to fund its trust account and for operating expenses, and may lend up to $1.5 million in total.   The loan is non-interest bearing, unsecured and will be repayable in full upon the earlier of (i) the date on which the SPAC consummates its initial business combination and (ii) the date that its winding up is effective.

On March 7, 2023, the Company, though it subsidiary, entered into a $1.5 million promissory note with Murphy Canyon Acquisition Corp to fund their trust account and operating expenses.  On March 7, 2023 we advanced $300,000 and will provide additional funds as necessary under the promissory note. These loans are non-interest bearing, unsecured and will be repayable in full upon the earlier of (i) the date on which Murphy Canyon Acquisition Corp consummate their initial business combination and (ii) the date that their winding up is effective.

Presidio Property Trust, Inc. and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation and Amortization – as of December 31, 2022

All amounts are in thousands		Initial Cost				Total Cost			(1)
Property Name/ Location	Encumbrances	Land Cost	Building & Improvements	Acquisition Price	Capitalized Improvements	Land Cost	Building & Improvements	Total Cost	Accumulated Depreciation & Amortization	Reserve for Impairment	NBV Real Estate	Date Acquired	Year Built/ Renovated
Genesis Plaza, San Diego, CA	$6,056	$1,400	$8,600	$10,000	$2,976	$1,400	$11,576	$12,976	$4,980	$—	$7,996	08/10	1989
Dakota Center, Fargo, ND	9,443	832	8,743	9,575	3,199	832	11,942	12,774	4,205	—	8,570	05/11	1982
Grand Pacific Center, Bismarck, ND	3,496	413	4,926	5,339	2,165	413	7,091	7,504	2,276	—	5,228	03/14	1976
Arapahoe Center, Centennial, CO	7,602	1,420	10,430	11,850	675	1,420	11,105	12,525	3,860	—	8,665	12/14	2000
West Fargo Industrial, Fargo, ND	4,030	1,693	6,207	7,900	462	1,693	6,669	8,362	1,469	—	6,893	08/15	1998/2005
300 N.P., Fargo, ND	—	135	3,715	3,850	363	135	4,078	4,213	1,006	308.0	2,899	08/15	1922
One Park Centre, Westminster, CO	6,163	1,206	7,944	9,150	1,927	1,206	9,871	11,077	3,085	—	7,992	08/15	1983
Shea Center II, Highlands Ranch, CO	17,230	2,214	23,747	25,961	2,754	2,214	26,501	28,715	9,213	—	19,502	12/15	2000
McElderry, Baltimore, MD	5,670	215	8,677	8,892	29	215	8,705	8,920	230		8,691	12/20	2006
Total Office/ Industrial properties	59,690	9,528	82,989	92,517	14,551	9,528	97,539	107,067	30,323	308.0	76,436

Union Town Center, Colorado Springs, CO	8,025	1,750	9,462	11,212	174	1,750	9,636	11,386	2,347	—	9,039	12/14	2003
Research Parkway, Colorado Springs, CO	1,648	408	2,442	2,850	(44)	408	2,398	2,806	486	—	2,320	08/16	2003
Mandolin, Houston, TX	3,635	1,330	3,562	4,892	15	1,330	3,577	4,907	122	—	4,784	08/21	2021
Total Retail properties	13,309	3,488	15,466	18,954	145	3,488	15,611	19,099	2,955	—	16,143

Model Homes-DMH LP #202	178	189	918	1,107	—	189	918	1,107	113	—	994	2017-2018	2017-2018
Model Homes-DMH LP #203	1,870	564	2,490	3,055	—	564	2,490	3,055	247	—	2,808	2017-2019	2017-2019
Model Homes-DMH LP #204	1,169	542	2,799	3,340	—	542	2,799	3,340	251	—	3,089	2018-2020	2018-2020
Model Homes-DMH LP #205	3,655	1,115	4,719	5,834	—	1,115	4,719	5,834	371	—	5,463	2019-2020	2019-2020
Model Homes-DMH LP #206	1,471	289	2,002	2,292	—	289	2,002	2,292	107	—	2,184	2020-2021	2020-2021
Model Homes-NMH Inc.	16,410	3,475	20,357	23,831	—	3,475	20,357	23,831	436	—	23,396	2018-2022	2018-2022
Total Model Home properties	24,752	6,174	33,285	39,459	—	6,174	33,285	39,459	1,525	—	37,934

CONSOLIDATED TOTALS:	$97,752	$19,190	$131,739	$150,930	$14,695	$19,190	$146,435	$165,625	$34,804	$308	$130,513

(1)     Depreciation is computed on a straight-line basis using useful lives up to 39 years.

Presidio Property Trust, Inc. and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation and Amortization (continued) – as of December 31, 2022

	For the Year Ended December 31,
	2022	2021
Real estate
Balance at the beginning of the year	$171,013,693	$208,641,166
Acquisitions	15,673,575	22,224,826
Improvements	2,107,503	1,598,105
Impairments	-	(608,000)
Dispositions of real estate	(23,478,763)	(60,842,404)
Balance at the end of the year	$165,316,008	$171,013,693
Accumulated depreciation and amortization
Balance at the beginning of the year	$(32,948,757)	$(42,387,199)
Depreciation and amortization expense	(5,015,491)	(5,029,579)
Dispositions of real estate	3,160,470	14,468,021
Balance at the end of the year	$(34,803,778)	$(32,948,757)

Real estate assets, net	$130,512,230	$138,064,936