Form 10-Q
period 2023-03-31
Presidio Property Trust, Inc.
filed 2023-05-15
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

At May 12, 2023, registrant had issued and outstanding 13,075,199 shares of its Series A Common Stock, $0.01 par value per share.

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

•	our reliance on third-party property managers to manage a substantial number of our properties, brokers and/or agents to lease our properties;

•	decrease in supply and/or demand for single family homes, inability to acquire additional model homes and increased competition to buy such properties;

•	terrorist attacks or actions and/or risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions;

•	failure to continue to qualify as a REIT;

•	adverse results of any legal proceedings;

•	changes in laws, rules and regulations affecting our business;

•	the other risks and uncertainties discussed in Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 28, 2023; and

•	the possibility that if any of the banking institutions in which we deposit funds ultimately fails, we may lose any amounts of our deposits over federally insured levels which could reduce the amount of cash we have available to distribute or invest and could result in a decline in our value.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$19,763,455	$19,189,386
Buildings and improvements	129,597,365	125,979,374
Tenant improvements	14,273,012	13,861,839
Lease intangibles	4,110,139	4,110,139
Real estate assets and lease intangibles held for investment, cost	167,743,971	163,140,738
Accumulated depreciation and amortization	(35,757,830)	(34,644,511)
Real estate assets and lease intangibles held for investment, net	131,986,141	128,496,227
Real estate assets held for sale, net	1,884,935	2,016,003
Real estate assets, net	133,871,076	130,512,230
Other assets:
Cash, cash equivalents and restricted cash	11,891,930	16,516,725
Deferred leasing costs, net	1,528,338	1,516,835
Goodwill	2,423,000	2,423,000
Other assets, net (see Note 6)	3,601,246	3,511,681
Total other assets	19,444,514	23,968,241
Investments held in Trust (see Notes 2 & 9)	23,658,838	136,871,183
TOTAL ASSETS	$176,974,428	$291,351,654
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$98,240,332	$95,899,176
Mortgage notes payable related to properties held for sale, net	1,309,228	999,523
Mortgage notes payable, total net	99,549,560	96,898,699
Accounts payable and accrued liabilities	3,353,449	4,028,564
Accounts payable and accrued liabilities of SPAC (see Notes 2 & 9)	6,586,458	5,046,725
Accrued real estate taxes	1,133,336	1,879,875
Dividends payable preferred stock	178,435	178,511
Lease liability, net	39,360	46,833
Below-market leases, net	16,997	18,240
Total liabilities	110,857,595	108,097,447
Commitments and contingencies (Note 2 & 9):
SPAC Class A common stock subject to possible redemption; 2,187,728 as of March 31, 2023 and 13,225,000 shares as of December 31, 2022 (at $10.45 per share), net of issuance cost of approximately $6,400,000	16,501,755	130,411,135
Equity:
Series D Preferred Stock, $0.01 par value per share; 1,000,000 shares authorized; 913,601 shares issued and outstanding (liquidation preference $25.00 per share) as of March 31, 2023 and 913,987 shares issued and outstanding as of December 31, 2022	9,136	9,140
Series A Common Stock, $0.01 par value per share, shares authorized: 100,000,000; 11,835,264 shares and 11,807,893 shares were issued and outstanding at March 31, 2023 and December 31, 2022, respectively	118,353	118,079
Additional paid-in capital	180,766,097	182,044,157
Dividends and accumulated losses	(140,160,393)	(138,341,750)
Total stockholders' equity before noncontrolling interest	40,733,193	43,829,626
Noncontrolling interest	8,881,885	9,013,446
Total equity	49,615,078	52,843,072
TOTAL LIABILITIES AND EQUITY	$176,974,428	$291,351,654

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenues:
Rental income	$3,942,053	$4,452,318
Fees and other income	179,438	120,823
Total revenue	4,121,491	4,573,141
Costs and expenses:
Rental operating costs	1,574,990	1,583,473
General and administrative	1,964,620	1,583,691
Depreciation and amortization	1,333,574	1,339,225
Total costs and expenses	4,873,184	4,506,389
Other income (expense):
Interest expense - mortgage notes	(867,767)	(1,017,713)
Interest and other income, net	742,117	73,605
Gain on sales of real estate, net	417,337	1,522,785
Income tax expense	(148,453)	(265,239)
Total other income (expense), net	143,234	313,438
Net income (loss)	(608,459)	380,190
Less: Income attributable to noncontrolling interests	(387,081)	(1,208,676)
Net loss attributable to Presidio Property Trust, Inc. stockholders	$(995,540)	$(828,486)
Less: Preferred Stock Series D dividends	(535,448)	(539,056)
Less: Series A Warrant dividend	—	(2,456,511)
Net loss attributable to Presidio Property Trust, Inc. common stockholders	$(1,530,988)	$(3,824,053)

Net loss per share attributable to Presidio Property Trust, Inc. common stockholders:
Basic & Diluted	$(0.13)	$(0.32)

Weighted average number of common shares outstanding - basic & diluted	11,834,656	11,773,649

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2022	913,987	$9,140	11,807,893	$118,079	$182,044,157	$(138,341,750)	$43,829,626	$9,013,446	$52,843,072
Net (loss) income	—	—	—	—	—	(995,540)	(995,540)	387,081	(608,459)
Dividends paid to Series A common stockholders	—	—	—	—	—	(287,655)	(287,655)	—	(287,655)
Dividends to Series D preferred stockholders	—	—	—	—	—	(535,448)	(535,448)	—	(535,448)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(518,642)	(518,642)
Remeasurement of SPAC shares to redemption value	—	—	—	—	(158,900)	—	(158,900)	—	(158,900)
Accrued excise tax on January 24, 2023 SPAC redemptions	—	—	—	—	(1,140,683)	—	(1,140,683)	—	(1,140,683)
Repurchase of Series D preferred stock, at cost	(386)	(4)	—	—	(6,943)	—	(6,947)	—	(6,947)
Vesting of Common Stock	—	—	27,371	274	28,466	—	28,740	—	28,740
Balance, March 31, 2023 (unaudited)	913,601	$9,136	11,835,264	$118,353	$180,766,097	$(140,160,393)	$40,733,193	$8,881,885	$49,615,078

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (continued)

For the Three Months Ended March 31, 2023 and 2022

(Unaudited) (continued)

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2021	920,000	$9,200	11,599,720	$115,997	$186,492,012	$(130,947,434)	$55,669,775	$9,812,845	$65,482,620
Net (loss) income	—	—	—	—	—	(828,486)	(828,486)	1,208,676	380,190
Vesting of restricted stock	—	—	196,250	1,963	762,423	—	764,386	—	764,386
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(1,298,252)	(1,298,252)	—	(1,298,252)
Dividends to Series D Preferred Stockholders	—	—	—	—	—	(539,056)	(539,056)	—	(539,056)
Remeasurement of SPAC common stock subject to possible redemption upon IPO, Public Warrants and Private Placement Units, net of offering costs	—	—	—	—	(4,023,113)	—	(4,023,113)	—	(4,023,113)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(258,410)	(258,410)
Balance, March 31, 2022 (unaudited)	920,000	$9,200	11,795,970	$117,960	$183,231,322	$(133,613,228)	$49,745,254	$10,763,111	$60,508,365

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(608,459)	$380,190
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,333,574	1,339,225
Stock compensation	260,845	280,981
Bad debt expense	54,493	13,416
Gain on sale of real estate assets, net	(417,337)	(1,522,785)
Net change in fair value marketable securities	(72,738)	79,144
Net change in fair value SPAC Trust Account	(664,232)	(10,182)
Amortization of financing costs	72,879	65,018
Amortization of below-market leases	(1,243)	(13,723)
Straight-line rent adjustment	(157,194)	(19,660)
Changes in operating assets and liabilities:
Other assets	219,199	295,357
Accounts payable and accrued liabilities	(764,077)	(1,393,193)
Accounts payable and accrued liabilities for the SPAC	(137,300)	62,908
Accrued real estate taxes	(746,539)	(534,956)
Net cash used in operating activities	(1,628,129)	(978,260)
Cash flows from investing activities:
Real estate acquisitions	(5,039,455)	(2,427,890)
Additions to buildings and tenant improvements	(597,873)	(319,737)
Investment in marketable securities	(1,586,042)	(172,866)
Proceeds from sale of marketable securities	1,437,717	755,989
Investment of SPAC IPO proceeds into Trust Account	(155,403)	(134,895,000)
Withdraw from Trust Account for SPAC taxes	200,050	—
Withdraw from Trust Account for Redemption of SPAC Shares	113,831,930	—
Deletions / (additions) to deferred leasing costs	1,936	(18,352)
Proceeds from sales of real estate, net	1,458,822	14,763,130
Net cash provided by (used in) investing activities	109,551,682	(122,314,726)
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	3,518,981	7,365,855
Repayment of mortgage notes payable	(886,707)	(3,275,234)
Payment of deferred offering costs	—	(3,159,411)
Distributions to noncontrolling interests, net	(518,642)	(258,410)
Proceeds from initial public offering of SPAC	—	132,250,000
Redemption of SPAC shares	(113,831,930)	—
Repurchase of Series D Preferred Stock, at cost	(6,947)	—
Dividends paid to Series D Preferred Stockholders	(535,448)	(539,056)
Dividends paid to Series A Common Stockholders	(287,655)	(1,298,252)
Net cash (used in) provided by financing activities	(112,548,348)	131,085,492
Net (decrease) increase in cash equivalents and restricted cash	(4,624,795)	7,792,506
Cash, cash equivalents and restricted cash - beginning of period	16,516,725	14,702,089
Cash, cash equivalents and restricted cash - end of period	$11,891,930	$22,494,595
Supplemental disclosure of cash flow information:
Interest paid-mortgage notes payable	$1,119,189	$951,727
Non-cash financing activities:
Deferred offering cost SPAC, underwriting commission payable	$4,628,750	$4,628,750
Accrued excise tax on January 24, 2023 SPAC redemptions	$1,140,683	$—
Dividends payable - Preferred Stock Series D	$178,435	$179,685

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2023

1. ORGANIZATION

Organization. Presidio Property Trust, Inc. (“we”, “our”, “us” or the “Company”) is an internally-managed real estate investment trust (“REIT”), with holdings in office, industrial, retail and model home properties. We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from “NetREIT, Inc.,” to “Presidio Property Trust, Inc.” Through Presidio Property Trust, Inc., its subsidiaries, and its partnerships, we own 12 commercial properties in fee interest, two of which we own as a partial interest in various affiliates, in which we serve as general partner, member and/or manager, and a special purpose acquisition company as noted below.

The Company or one of its affiliates operates the following partnerships during the periods covered by these condensed consolidated financial statements:

•	The Company is the sole general partner and limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), both of which, at March 31, 2023, had ownership interests in an entity that owns income producing real estate. The Company refers to these entities collectively as the "NetREIT Partnerships".

•	The Company is the general and limited partner in five limited partnerships that purchase model homes and lease them back to homebuilders (Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP, Dubose Model Home Investors #204, LP, Dubose Model Home Investors #205, LP, and Dubose Model Home Investors #206, LP). The Company refers to these entities collectively as the “Model Home Partnerships”.

The Company has determined that the limited partnerships in which it owns less than 100% should be included in the Company’s consolidated financial statements as the Company directs their activities and has control of such limited partnerships.

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), for federal income tax purposes. To maintain our qualification as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels, and diversity of stock ownership. Provided we maintain our qualification for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to maintain our qualification as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Code, all our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. We are subject to certain state and local income taxes.

We, together with one of our entities, have elected to treat certain of our subsidiaries as a taxable REIT subsidiary (a “TRS”) for federal income tax purposes. Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to federal and state income taxes. The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed any significant interest or penalties for tax positions by any tax jurisdictions.

Liquidity. The Company's anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings, and the sale of equity or debt securities.  Future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. The Company is also seeking investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.  If necessary the Company could seek a revolving line of credit to provide short-term liquidity.

Short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders.  Future principal payments due on mortgage notes payables, during the last three months of 2023, total approximately $4.4 million, of which $3.3 million is related to model home properties.  Management expects certain model home properties can be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes can be refinanced, as the Company has historically been able to do in the past.  Additional principal payments will be made with cash flows from ongoing operations.  The mortgage note payable for 300 N.P. was an amortizing loan with a balloon payment of $2.2 million due at maturity, on June 11, 2022.  The Company paid this note in full on May 11, 2022 with available cash on hand.  Additionally, the Company has committed to provide additional funds, or obtain financing, if needed to a special purpose acquisition company, or "SPAC", for which we serve as the financial sponsor (as described below in Note 2. Significant Accounting Policies).

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

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2022. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2023.

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position as of March 31, 2023 and  December 31, 2023 , and results of our operations, and cash flows as of, and for the three months ended March 31, 2023 and 2022, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the SEC on March 28, 2023. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 due to real estate market fluctuations, available mortgage lending rates and other unknown factors.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Presidio Property Trust, Inc. and its subsidiaries, NetREIT Advisors, LLC and Dubose Advisors LLC (collectively, the “Advisors”), and NetREIT Dubose Model Home REIT, Inc. The consolidated financial statements also include the results of the NetREIT Partnerships and the Model Home Partnerships.  As used herein, references to the “Company” include references to Presidio Property Trust, Inc., its subsidiaries, and the partnerships. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements also include the accounts of (a) Murphy Canyon Acquisition Corp. ("Murphy Canyon"), which is a SPAC, for which we serve as the financial sponsor (as described below), and which is deemed to be controlled by us as a result of our 64.99% equity ownership stake, the overlap of three of our executive officers as executive officers of Murphy Canyon, and significant influence that we currently exercise over the funding and acquisition of new operations for an initial business combination ("IBC") (see Note 2, Variable Interest Entity). All intercompany balances have been eliminated in consolidation.

The Company classifies the noncontrolling interests in the NetREIT Partnerships as part of consolidated net (loss) income in 2023 and 2022 and has included the accumulated amount of noncontrolling interests as part of equity since inception in February 2010. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interest will be remeasured, with the gain or loss reported in the consolidated statements of operations. Management has evaluated the noncontrolling interests and determined that they do not contain any redemption features.

Use of Estimates. The consolidated financial statements were prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

The value attributable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net increase in rental income of approximately $1,000 for the three months ended March 31, 2023.  Amortization of above and below-market rents resulted in a net increase in rental income of approximately $14,000 for the three months ended March 31, 2022.

The value of in-place leases and unamortized lease origination costs are amortized to expenses over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third-party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $4,000 for the three months ended March 31, 2023.  Amortization expenses related to these assets was approximately $52,000 for the three months ended March 31, 2022.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third-party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At March 31, 2023 and  December 31, 2022, the Company had net deferred leasing costs of approximately $1.5 million and $1.5 million, respectively. Total amortization expense for the three months ended March 31, 2023 was approximately $105,000.  Total amortization expense for the three months ended March 31, 2022 was approximately $95,000.

Cash Equivalents and Restricted Cash. At March 31, 2023 and December 31, 2022, we had approximately $11.9 million and $16.5 million in cash, cash equivalents and restricted cash, respectively, of which approximately $4.2 million and $4.4 million represented restricted cash, respectively.  The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds and short term bonds. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At March 31, 2023 and  December 31, 2022, the Company had approximately $5.3 million and $7.3 million, respectively, in deposits in financial institutions that exceeded the federally insurable limits. Approximately $3.4 million of the $5.3 million over the FDIC limit at March 31, 2023, was held in federally backed U.S. Treasury bonds that can readily be convertible to cash, treated as cash equivalents on the balance sheet.  Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are for payment of property taxes, insurance, leasing costs and capital expenditures.

Real Estate Held for Sale and Discontinued Operations. We generally reclassify assets to "held for sale" when the disposition has been approved, it is available for immediate sale in its present condition, we are activity seeing a buyer, and the disposition is considered probable within one year.  Additionally, real estate sold during the current period is classified as “real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Mortgage notes payable related to the real estate sold during the current period is classified as “notes payable related to real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Additionally, we record the operating results related to real estate that has been disposed of as discontinued operations for all periods presented if the operations have been eliminated and represent a strategic shift and we will not have any significant continuing involvement in the operations of the property following the sale.  As of March 31, 2023, no commercial property met the criteria to be classified as "held for sale" and six model homes were classified as held for sale.

Deferred Offering Costs. Deferred offering costs represent legal, accounting and other direct costs related to our offerings. As of March 31, 2023 and December 31, 2022, we have not incurred any deferred offering costs as of the end of each period.

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

Additionally, in an inactive market, a market price quoted from an independent third-party may rely more on models with inputs based on information available only to that independent third-party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources.  As of March 31, 2023 and December 31, 2022, our marketable securities presented on the consolidated balance sheets within other assets were measured at fair value using Level 1 market prices and totaled approximately $0.9 million and $0.8 million, respectively, with a cost basis of approximately $1.1 million and $0.9 million, respectively.  Additionally, the funds held in the Trust Account for the SPAC Class A common stockholder includes a money market portfolio that is comprised of U.S. Treasury securities, considered cash equivalent, which were measured at fair value using Level 1 and totaled approximately $24 million and $137 million as of March 31, 2023 and December 31, 2022, respectively.  There were no financial liabilities measured at fair value as of March 31, 2023 and December 31, 2022.

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

	For the Three Months Ended March 31,
	2023	2022

Common Stock Warrants	2,000,000	2,000,000
Placement Agent Warrants	80,000	80,000
Series A Warrants	14,450,069	14,450,069
Unvested Common Stock Grants	1,239,935	568,319
Total potentially dilutive shares	17,770,004	17,098,388

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

All of the Public Shares of Murphy Canyon SPAC (Class A Common Shares) contain a redemption feature which allows for the redemption of such Public Shares in connection with the SPAC's liquidation, if there is a stockholder vote or tender offer in connection with the SPAC's initial business combination and in connection with certain amendments to the SPAC's amended and restated certificate of incorporation. In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity.  Accordingly, as of  March 31, 2023, the Public Shares are presented as temporary equity, outside the shareholder's equity section of the Company's  March 31, 2023 consolidated balance sheet.

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

Excise Tax.  In accordance with the Inflation Reduction Act of 2022, the Company accrues the expected excise tax obligation at the end of each reporting period as a cost of redeeming any shares as of that date.  In connection with the vote to approve the Charter Amendment Proposal for the SPAC, holders of 11,037,272 share of SPAC Class A Commons Stock properly exercised their right to redeem their shares of Class A Common Stock for the aggregate redemption amount of $114,068,280.  As such the Company has recorded a 1% excise tax liability in the amount of $1,140,683 on the condensed balance sheet as of March 31, 2023.  The liability does not impact the condensed statements of operations or condensed statement cash flows and is an offset against additional paid in capital, to the extent available, and accumulated deficit.  This excise tax liability can be offset by future shares of issuance which will be evaluated and adjusted in the period in which the issuances occur.  Should the SPAC liquidate prior to December 31, 2023, the excise tax liability will not be due.

Warrant Instruments SPAC. Murphy Canyon accounts for warrants in accordance with the guidance contained in ASC 480 and FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40 and ASC 840 warrants that meet the criteria for equity treatment are recorded in stockholder’s equity. The warrants are subject to re-evaluation of the proper classification and accounting treatment at each reporting period. If the warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the statements of operations. The warrants meet the criteria for classification as equity because they are not exercisable until after the SPAC business combination is completed, at which point the common shares are no longer redeemable and because they are indexed to Murphy Canyon's common stock and meet the other criteria for equity classification.   See Note 9 Commitments and Contingencies for additional details regarding Murphy Canyon.

Subsequent Events. We evaluate subsequent events up until the date the condensed consolidated financial statements are issued.

Recently Issued and Adopted Accounting Pronouncements.  In June 2017, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, amendedin February 2020 with ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842). ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. While ASU 2016-13 was effective for periods beginning after December 15, 2019, the issuance of ASU 2020-02 has allowed for the delay in adoption for certain smaller public companies and is now effective for fiscal periods beginning after December 15, 2022. Retrospective adjustments shall be applied through a cumulative-effect adjustment to retained earnings. This did not have a material impact on the financial statements.

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

3. RECENT REAL ESTATE TRANSACTIONS

Acquisitions during the three months ended March 31, 2023:

•	The Company acquired nine model homes for approximately $5.0 million. The purchase price was paid through cash payments of approximately $1.5 million and mortgage notes of approximately $3.5 million.

Acquisitions during the three months ended March 31, 2022:

•	The Company acquired four model homes for approximately $2.4 million. These acquisitions were paid for with approximately $0.7 million in cash payments and approximately $1.7 million in mortgage loans. There were no other commercial properties acquired during this period.

Dispositions during the three months ended March 31, 2023:

•	The Company sold three model homes for approximately $1.6 million and recognized a gain of approximately $0.4 million.

Dispositions during the three months ended March 31, 2022:

•	The Company sold World Plaza, on March 11, 2022, for approximately $10.0 million and recognized a loss of approximately $0.3 million.

•	The Company sold 11 model homes for approximately $5.6 million and recognized a gain of approximately $1.8 million.

4. REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, retail, and triple-net leased model home properties.  We have five commercial properties located in Colorado, four in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are located in five states. As of March 31, 2023, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial property (“Office/Industrial Properties”) which total approximately 756,823 rentable square feet;

•	Three retail shopping centers (“Retail Properties”) which total approximately 65,242 rentable square feet; and

•

 98 model home residential properties (“Model Homes” or “Model Home Properties”), totaling approximately 295,017 square feet, leased back on a triple-net basis to homebuilders, that are owned by five affiliated limited partnerships and one wholly-owned corporation, all of which we control.

A summary of the properties owned by the Company as of March 31, 2023 and  December 31, 2022 is as follows:

	Date		Real estate assets, net (in thousands)
Property Name	Acquired	Location	March 31, 2023	December 31, 2022
Genesis Plaza (1)	August 2010	San Diego, CA	$7,847,468	$7,995,980
Dakota Center	May 2011	Fargo, ND	8,893,186	8,569,537
Grand Pacific Center	March 2014	Bismarck, ND	5,236,784	5,228,006
Arapahoe Center	December 2014	Centennial, CO	8,619,578	8,664,604
Union Town Center	December 2014	Colorado Springs, CO	8,976,802	9,039,039
West Fargo Industrial	August 2015	Fargo, ND	6,833,144	6,893,292
300 N.P.	August 2015	Fargo, ND	2,868,525	2,899,694
Research Parkway	August 2015	Colorado Springs, CO	2,304,361	2,319,588
One Park Center	August 2015	Westminster, CO	7,887,021	7,991,809
Shea Center II	December 2015	Highlands Ranch, CO	19,326,035	19,501,998
Mandolin (2)	August 2021	Houston, TX	4,761,057	4,783,985
Baltimore	December 2021	Baltimore, MD	8,634,697	8,690,874
Presidio Property Trust, Inc. properties			92,188,658	92,578,406
Model Home properties (3)	2017 - 2023	AZ, FL, IL, TX, WI	41,682,418	37,933,824
Total real estate assets and lease intangibles, net			$133,871,076	$130,512,230

(1) Genesis Plaza is owned by two tenants-in-common, each of which owns 57% and 43%, respectively, and we beneficially own an aggregate of 76.4%.

(2) Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.

(3) Includes Model Homes listed as held for sale as of March 31, 2023. and December 31, 2022, respectively.

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	March 31, 2023			December 31, 2022
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$2,515,264	$(2,487,680)	$27,584	$2,515,264	$(2,485,234)	$30,030
Leasing costs	1,261,390	(1,238,527)	22,863	1,261,390	(1,236,591)	24,799
Above-market leases	333,485	(333,485)	—	333,485	(333,485)	—
	$4,110,139	$(4,059,692)	$50,447	$4,110,139	$(4,055,310)	$54,829

At  March 31, 2023, and  December 31, 2022, there were no gross lease intangible assets and accumulated amortization related to the lease intangible assets included in real estate assets held for sale.

The net value of acquired intangible liabilities was approximately $16,997 and $18,240 relating to below-market leases at  March 31, 2023, and  December 31, 2022, respectively.

Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

2023	$13,144
2024	17,526
2025	15,670
2026	4,107
Total	$50,447

6. OTHER ASSETS

Other assets consist of the following:

	March 31,	December 31,
	2023	2022
Deferred rent receivable	$1,799,025	$1,641,831
Investment in marketable securities	942,530	797,749
Prepaid expenses, deposits and other	449,226	619,621
Notes receivable	316,374	316,374
Accounts receivable, net	48,180	67,780
Right-of-use assets, net	38,428	45,843
Other intangibles, net	7,483	22,483
Total other assets	$3,601,246	$3,511,681

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

As of March 31, 2023, we owned common shares of 20 different publicly traded REITs and an immaterial amount of written covered call options in two of those same REITs.  The gross fair market value on our publicly traded REIT securities was $944,616, with written covered call options totaling $2,086.  As of March 31, 2023, the net fair value of our publicly traded REIT securities was $942,530 based on the March 31, 2023 closing prices.  As of December 31, 2022, we owned common shares of 18 different publicly traded REITs and an immaterial amount of covered call options in three of those same REITs.  The gross fair market value on our publicly traded REIT securities was $798,206, with covered call options totaling $457.  As of December 31, 2022, the net fair value of our publicly traded REIT securities was $797,749 based on the December 31, 2022 closing prices.

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following:

	Principal as of
	March 31,	December 31,	Loan	Interest
Mortgage note property	2023	2022	Type	Rate (1)	Maturity
Dakota Center	9,381,139	9,442,976	Fixed	4.74%	7/6/2024
Research Parkway	1,633,582	1,648,237	Fixed	3.94%	1/5/2025
Arapahoe Service Center	7,557,820	7,602,273	Fixed	4.34%	1/5/2025
Union Town Center	7,986,042	8,025,300	Fixed	4.28%	1/5/2025
One Park Centre	6,132,884	6,163,177	Fixed	4.77%	9/5/2025
Genesis Plaza	6,025,625	6,055,682	Fixed	4.71%	9/6/2025
Shea Center II	17,158,342	17,229,573	Fixed	4.92%	1/5/2026
West Fargo Industrial (4)	4,000,163	4,030,297	Fixed	3.27%	8/5/2029
Grand Pacific Center (2)	3,464,716	3,496,330	Fixed	4.02%	8/1/2037
Baltimore	5,670,000	5,670,000	Fixed	4.67%	4/6/2032
Mandolin	3,619,541	3,635,362	Fixed	4.35%	4/20/2029
Subtotal, Presidio Property Trust, Inc. Properties	$72,629,854	$72,999,207
Model Home mortgage notes (3)	27,754,076	24,752,448	Fixed		2023 - 2028
Mortgage Notes Payable	$100,383,930	$97,751,655
Unamortized loan costs	(834,370)	(852,956)
Mortgage Notes Payable, net	$99,549,560	$96,898,699

(1)	Interest rates as of March 31, 2023.
(2)

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

(3)

As of March 31, 2023 there were six model homes included as real estate assets held for sale. Our model homes have stand-alone mortgage notes at interest rates ranging from 2.50% to 6.7% per annum as of  March 31, 2023.

(4)	Interest rate is subject to possible reset on August 5, 2023. The lender may, upon not less than sixty (60) days prior written notice to the Company, increase the interest rate effective on the August 5, 2023 and August 5, 2026, to the rate then being quoted by the lender for new three-year commercial mortgage loans of similar size and quality with like terms and security (provided that in no event shall the new rate be less than the initial rate).

The Company is in compliance with all material conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable were as follows as of March 31, 2023:

	Presidio Property	Model
	Trust, Inc.	Homes	Total Principal
Years ending December 31:	Notes Payable	Notes Payable	Payments
2023	$1,096,934	$3,347,918	$4,444,852
2024	10,464,009	13,804,244	24,268,253
2025	28,845,599	7,983,670	36,829,269
2026	16,717,557	74,165	16,791,722
2027	364,407	74,165	438,572
Thereafter	15,141,348	2,469,914	17,611,262
Total	$72,629,854	$27,754,076	$100,383,930

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

9. COMMITMENTS AND CONTINGENCIES

The Company is obligated under certain tenant leases to fund tenant improvements and the expansion of the underlying leased properties.  As of March 31, 2023, approximately $5.2 million is estimated for such capital expenditures on existing properties, net of any construction financing, during the rest of the year.

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

Financial Markets.  The Company monitors concerns over economic recession, interest rate increases, policy priorities of the U.S. presidential administration, trade wars, labor shortages, and inflation, any of which  may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the SWIFT system, and have threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is unknown. We have not currently experienced a direct material impact to our Company or operations; however, we will continue to monitor the financial markets for events that could impact our commercial real estate properties.

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

The Murphy Canyon IPO of 13,225,000 units (“Units”) and, with respect to the common stock included in the Units being offered, the (“Public Shares”), closed on February 7, 2022, raising gross proceeds for Murphy Canyon of $132,250,000, including the exercise in full by the underwriters of their over-allotment option. In connection with the IPO, we purchased, through the Sponsor, 754,000 placement units (the “placement units”) at a price of $10.00 per unit, for an aggregate purchase price of $7,540,000.  The Sponsor has agreed to transfer an aggregate of 45,000 placement units (15,000 each) to each of Murphy Canyon’s independent directors.  These proceeds were deposited in a trust account established for the benefit of the Murphy Canyon public shareholders and are included in Investments held in Trust in the accompanying condensed consolidated balance sheet at March 31, 2023. In connection with the initial public offering, Murphy Canyon incurred $7,738,161 in issuance costs, including $2,645,000 of underwriting discounts and commission, $4,628,750 of deferred underwriting fees and $464,411 of other offering costs.  These costs were allocated to temporary and permanent equity and offset against the proceeds.

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

Initially, the SPAC was required to complete its initial business combination transaction by 12 months from the consummation of its initial public offering or up to 18 months if it extended the period of time to consummate a business combination in accordance with its Certificate of Incorporation.  On  January 26, 2023, at a special meeting of the stockholders, the stockholders approved a proposal to amend the SPAC’s certificate of incorporation to extend the date by which it has to consummate a business combination up to 12 times, each such extension for an additional one-month period, from  February 7, 2023, to  February 7, 2024.  The stockholders also approved a related proposal to amend the trust agreement allowing the SPAC to deposit into the trust account, for each one-month extension, one-third of 1% of the funds remaining in the trust account following the redemptions made in connection with the approval of the extension proposal at the special meeting.  The Company has committed to providing additional funds if needed to make such a deposit for the extension. In connection with the stockholders’ vote at the special meeting, 11,037,272 shares of common stock were tendered for redemption, which were redeemed in  February 2023. Approximately $114 million in cash was removed from the Trust Account to pay such stockholders and, accordingly, after giving effect to such redemptions, income tax withdraws of $200,050 and adding $155,403 in extension payments, the balance in the Trust Account was approximately $24 million. After the redemptions, there were 2,187,728 shares SPAC Class A common stock subject to possible redemption.

The investments held in Trust for the SPAC Class A common stockholders generated approximately $664,232 of income during the three months ended March 31, 2023, and was included in interest and other income (expense), net on our consolidated statement of operations.  During the three months ended March 31, 2022, the trust investment generated approximately $10,182 of income.

On each of March 7, 2023 and April 7, 2023, the Company, through its subsidiary, loaned the SPAC $300,000 and $200,000, respectively, to fund its trust account and for operating expenses, and  may lend up to $1.5 million in total.  The loan is non-interest bearing, unsecured and will be repayable in full upon the earlier of (i) the date on which the SPAC consummates its initial business combination and (ii) the date that its winding up is effective.  This notes payable and notes receivable related to the the SPAC, are eliminated through consolidation on our financial statements.

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

In accordance with the terms of the Series D Preferred Stock, the Series D monthly dividend has been approved by the Board of Directors through June 2023 in the amount of $0.19531 per share payable on the 15th of every month to stockholders of record of Series D Preferred Stock as of the last day of the prior month.  Total dividends paid to Series D Preferred stockholders during the three months ended March 31, 2023 and 2022 were approximately $0.5 million, in each period, respectively.

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

The Company evaluated the accounting guidance in ASC 480 and ASC 815 regarding the classification of the Pre-Funded Warrant, Common Stock Warrants, and Placement Agent Warrants as equity or a liability and ultimately determined that it should be classified as permanent equity.  As of March 31, 2023, none of the Common Stock Warrants and Placement Agent Warrants have been exercised.

Stock Repurchase Program.  On September 17, 2021, the Board of Directors authorized a stock repurchase program of up to $10 million of outstanding shares of our Series A Common Stock, which expired in September 2022. On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6 million of outstanding shares of our Series A Common Stock and up to $4 million of our Series D Preferred Stock.  During the year ended  December 31, 2022, the Company repurchased 196,631 shares of our Series A Common Stock at an average price of approximately $1.59 per share, including a commission of $0.035 per share, and 6,013 shares of our Series D Preferred Stock at an average price of approximately $20.31 per share, including a commission of $0.035 per share, for a total cost of $313,578 for the Series A Common Stock and $122,141 for the Series D Preferred Stock. These shares will be treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders' equity at cost.  During the three months ended March 31, 2023, the Company did not repurchase any Series A Common Stock, but did repurchase 386 shares of our Series D Preferred Stock at an average price of approximately $17.9922 per share, including a commission of $0.035 per share, for a total cost of $6,947.

Cash Dividends on Common Stock.  For the three months ended March 31, 2023, the Company declared and paid cash dividends of approximately $0.3 million. For the three months ended March 31, 2022, the Company declared and paid approximately $1.3 million in cash dividends.  The Company intends to continue to pay dividends to our common stockholders on a quarterly basis, and on a monthly basis to holders of our Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future dividends.  The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the three months ended March 31, 2023 and 2022.

Series A Common Stock

Quarter Ended	2023	2022
	Distributions Declared	Distributions Declared
March 31	$0.022	$0.105
Total	$0.022	$0.105

Series D Preferred Stock

Month	2023	2022
	Distributions Declared	Distributions Declared
January	$0.19531	$0.19531
February	0.19531	0.19531
March	0.19531	0.19531
Total	$0.58593	$0.58593

Warrant Dividend. In January 2022, we distributed the Series A Warrants to holders of our Series A Common Stock.  The Series A Warrants and the shares of Series A Common Stock issuable upon the exercise of the Series A Warrants were registered on a registration statement that was filed with the SEC and was declared effective January 21, 2022. The Series A Warrants commenced trading on the Nasdaq Capital Market under the symbol “SQFTW” on January 24, 2022 and were distributed on that date to persons who held shares of common stock and existing outstanding warrants as of the January 14, 2022 record date, or who acquired shares of Series A Common Stock in the market following the record date, and who continued to hold such shares at the close of trading on January 21, 2022.  The Series A Warrants give the holder the right to purchase one share of Series A Common Stock at $7.00 per share, for a period of five years. Should warrant holders not exercise the Series A Warrants during that holding period, the Series A Warrants will automatically convert to 1/10 of a share of Series A Common Stock at expiration, rounded down to the nearest number of whole shares.

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

Dividend Reinvestment Plan. The Company adopted a distribution reinvestment plan (the “DRIP”) that allowed stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of the Company’s Common Stock. The Company registered 3,000,000 shares of Common Stock pursuant to the DRIP. The purchase price per share used in the past was 95% of the price the Company sold its shares, or $19.00 per share. No sales commission or dealer manager fees were paid on shares sold through the DRIP. The Company may amend, suspend or terminate the DRIP at any time. Any such amendment, suspension or termination is effective upon a designated dividend record date and notice of such amendment, suspension or termination is sent to all participants at least thirty (30) days prior to such record date. The DRIP became effective on January 23, 2012, was suspended on December 7, 2018 and adopted on October 6, 2020 in connection with our IPO, and updated to reflect a change in transfer agent and registrar. As of March 31, 2023, approximately $17.4 million or approximately 917,074 shares of Common Stock have been issued under the DRIP. No shares were issued under the DRIP since it was suspended in 2018.

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

A summary of the activity for the Company’s restricted stock was as follows:

Outstanding shares:	Common Shares

Balance at December 31, 2022	349,042
Granted	929,665
Forfeited	(11,401)
Vested	(27,371)
Balance at March 31, 2023	1,239,935

The non-vested restricted shares outstanding as of March 31, 2023 will vest over the next one to five years.

Share-based compensation expense was approximately $0.3 million for the three months ended March 31, 2023 and 2022, respectively.  As of  March 31, 2023, future unrecognized stock compensation related to unvested shares totaled approximately $2.4 million.

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

The following tables compare the Company’s segment activity to its results of operations and financial position as of and for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
	2023	2022
Office/Industrial Properties:
Rental, fees and other income	$2,861,998	$3,122,888
Property and related expenses	(1,460,690)	(1,356,534)
Net operating income, as defined	1,401,308	1,766,354
Model Home Properties:
Rental, fees and other income	855,120	710,328
Property and related expenses	(30,996)	(27,768)
Net operating income, as defined	824,124	682,560
Retail Properties:
Rental, fees and other income	458,867	753,341
Property and related expenses	(137,798)	(212,587)
Net operating income, as defined	321,069	540,754
Reconciliation to net income (loss):
Total net operating income, as defined, for reportable segments	2,546,501	2,989,668
General and administrative expenses	(1,964,620)	(1,583,691)
Depreciation and amortization	(1,333,574)	(1,339,225)
Interest expense	(867,767)	(1,017,713)
Other income (expense), net	742,117	73,605
Income tax expense	(148,453)	(265,239)
Gain on sale of real estate	417,337	1,522,785
Net income (loss)	$(608,459)	$380,190

	March 31,	December 31,
Assets by Reportable Segment:	2023	2022
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$76,116,400	$76,400,983
Total assets (2)	$76,869,980	$79,057,998
Model Home Properties:
Land, buildings and improvements, net (1)	$41,682,418	$37,933,824
Total assets (2)	$39,449,936	$35,274,545
Retail Properties:
Land, buildings and improvements, net (1)	$16,042,219	$16,142,613
Total assets (2)	$16,746,992	$16,810,627
Reconciliation to Total Assets:
Total assets for reportable segments	$133,066,908	$131,143,170
Other unallocated assets:
Cash, cash equivalents and restricted cash	5,955,178	8,570,121
Other assets, net	37,952,342	151,638,363
Total Assets	$176,974,428	$291,351,654

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.

(2)

Includes land, buildings and improvements, cash, cash equivalents, and restricted cash, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	For the Three Months Ended March 31,
Capital Expenditures by Reportable Segment	2023	2022
Office/Industrial Properties:
Capital expenditures and tenant improvements	$597,873	$319,737
Model Home Properties:
Acquisition of operating properties	5,039,455	2,427,890
Retail Properties:
Acquisition of operating properties	—	—
Capital expenditures and tenant improvements	—	—
Totals:
Acquisition of operating properties, net	5,039,455	2,427,890
Capital expenditures and tenant improvements	597,873	319,737
Total real estate investments	$5,637,328	$2,747,627

13. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On May 5, 2023, the Company, through its subsidiary, refinanced the mortgage loan on our Grand Pacific Center property and entered into a construction loan related to the tenant improvement associated with the KLJ Engineering LLC lease to occupy 33,296 square feet of the building.  The refinanced loan is for approximately $3.8 million, a term of 10 years, with an interest rate of 6.35%, for the first 60 months.  The interest rate is subject to reset in year five.  The construction loan is for approximately $2.7 million, a term of 10 years, and will begin amortizing in year three, with an interest rate of 6.35%, for the first 60 months.  The interest rate is subject to reset in year five.

On May 11, 2023, Murphy Canyon, Conduit, and Conduit Merger Sub, Inc. entered into a second amendment to the merger agreement entered into on November 8, 2022 to provide for (i) removal of the provision that indicates that no tax opinion would be delivered in connection with the closing, (ii) a closing obligation that that Murphy Canyon either (a) be exempt from the provisions of Rule 419 promulgated under the Securities Act of 1933, as amended other than through its net tangible assets or (b) have at least $5,000,001 of net tangible assets either immediately prior to or upon consummation of the merger, and (iii) extension of the outside date for the closing of the merger from May 31, 2023, to February 7, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 28, 2023.

We may refer to the three months ended March 31, 2023, and March 31, 2022, as the “2023 Quarter” and the “2022 Quarter,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” and/or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and also of which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 28, 2023. Additional factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to, the risks associated with the ownership of real estate in general and our real estate assets in particular; the economic health of the metro regions where we conduct business; the risk of failure to enter into/and or complete contemplated acquisitions and dispositions, within the price ranges anticipated and on the terms and timing anticipated; changes in the composition of our portfolio; fluctuations in interest rates; reductions in or actual or threatened changes to the timing of federal government spending; the risks related to use of third-party providers and joint venture partners; the ability to control our operating expenses; the economic health of our tenants; the supply of competing properties; shifts away from brick and mortar stores to e-commerce; the availability and terms of financing and capital and the general volatility of securities markets; compliance with applicable laws, including those concerning the environment and access by persons with disabilities; terrorist attacks or actions and/or risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions; weather conditions, natural disasters and pandemics; ability to maintain key personnel; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2022 Annual Report on Form 10-K filed on March 28, 2023. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

OVERVIEW

The Company operates as an internally managed, diversified REIT, with primary holdings in office, industrial, retail, and triple-net leased model home properties. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” The Company acquires, owns, and manages a geographically diversified portfolio of real estate assets including office, industrial, retail and model home residential properties leased to homebuilders located in the United States. As of March 31, 2023, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial property (“Office/Industrial Properties”), which total approximately 756,823 rentable square feet;

•	Three retail shopping centers (“Retail Properties”), which total approximately 65,242 rentable square feet; and

•

98 model home residential properties (“Model Homes” or “Model Home Properties”), totaling approximately 295,017 square feet, leased back on a triple-net basis to homebuilders that are owned by five affiliated limited partnerships and one wholly-owned corporation, all of which we control.

We own five commercial properties located in Colorado, four in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are located in five states.  While geographical clustering of real estate enables us to reduce our operating costs through economies of scale by servicing several properties with less staff, it makes us susceptible to changing market conditions in these discrete geographic areas. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year or has been operating for three years.

Most of our office and retail properties are leased to a variety of tenants ranging from small businesses to large public companies, many of which are not investment grade. We have, in the past, entered into, and intend in the future to enter into, purchase agreements for real estate having net leases that require the tenant to pay all of the operating expenses or pay increases in operating expenses over specific base years. Most of our office leases are for terms of three to five years with annual rental increases. Our model homes are typically leased back for two to three years to the home builder on a triple-net lease. Under a triple-net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property.

We seek to diversify our portfolio by commercial real estate segments, including office, industrial, retail and model home properties to reduce the adverse effect of a single under-performing segment and/or tenant. We further mitigate risk at the tenant level through our credit review process, which varies by tenant class. For example, our commercial and industrial tenants tend to be corporations or individually owned businesses. In these cases, we typically obtain financial records, including financial statements and tax returns (depending on the circumstance), and run credit reports for any prospective tenant to support our decision to enter into a rental arrangement. We also typically obtain security deposits from these commercial tenants. Our Model Home commercial tenants are well-known homebuilders with established credit histories. These tenants are subjected to financial review and analysis prior to us entering into a sales-leaseback transaction.

For additional information regarding our Common Stock activity, see Footnote 10. Stockholders’ Equity in Item 1. Financial Statements.

SIGNIFICANT TRANSACTIONS IN 2023 AND 2022

Acquisitions during the three months ended March 31, 2023

•	The Company acquired nine model homes for approximately $5.0 million. The purchase price was paid through cash payments of approximately $1.5 million and mortgage notes of approximately $3.5 million.

Acquisitions during the three months ended March 31, 2022

•

The Company acquired four model homes for approximately $2.4 million.  These acquisitions were paid for with approximately $0.7 million in cash payments and approximately $1.7 million in mortgage loans.  There were no other commercial properties acquired during this period.

Dispositions during the three months ended March 31, 2023

•	The Company sold three model homes for approximately $1.6 million and recognized a gain of approximately $0.4 million.

Dispositions during the three months ended March 31, 2022

•	The Company sold World Plaza, on March 11, 2022, for approximately $10.0 million and recognized a loss of approximately $0.3 million.

•	The Company sold 11 model homes for approximately $5.6 million and recognized a gain of approximately $1.8 million.

Management does not expect that the level of commercial property sales experienced during 2020, 2021 and 2022 to continue in the near future.  Additionally, management is working to increase the number of commercial properties in the portfolio with new acquisitions, joint ventures, and other options to raise equity.  However, elevated real estate prices in both commercial and residential real estate and compressing capitalization rates have made it challenging to acquire properties that fit our portfolio needs.  Management will continue to evaluate potential acquisitions in an effort to increase our portfolio of commercial real estate.

For details regarding our sponsorship of a special purpose acquisition company, Murphy Canyon Acquisition Corp. ("Murphy Canyon"), see Note 9, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 28, 2023.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED March 31, 2023 and 2022

Revenues. Total revenues were approximately $4.1 million for the three months ended March 31, 2023 compared to approximately $4.6 million for the same period in 2022.  As of March 31, 2023, we had approximately $133.9 million in net real estate assets, compared to approximately $126.9 million in net real estate assets at March 31, 2022.  The decrease in revenue is directly related to the non-renewal of Halliburton Energy Services lease located in Shea Center II and the sale of sale of World Plaza in March 2022.

Rental Operating Costs. Rental operating costs were relatively flat at $1.6 million for the three months ended March 31, 2023, compared to approximately $1.6 million for the same period in 2022.

General and Administrative Expenses. General & Administrative (“G&A”) expenses for thethree months ended March 31, 2023 and 2022 totaled approximately $2.0 million and $1.6 million, respectively.  G&A expenses as a percentage of total revenue was 47.7% and 34.6% for three months ended March 31, 2023 and 2022, respectively.

Depreciation and Amortization. Depreciation and amortization expense was approximately $1.3 million for the three months ended March 31, 2023, compared to approximately $1.3 million for the same period in 2022.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges was approximately $0.9 million for the three months ended March 31, 2023 compared to approximately $1.0 million for the same period in 2022, a decrease of approximately $0.1 million.  The weighted average interest rate on our outstanding debt was 4.66% and 4.24% as of March 31, 2023 and 2022, respectively.

Gain on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2023 and 2022" above for further detail.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the three months ended March 31, 2023 and 2022 totaled approximately $0.4 million and $1.2 million, respectively.

Geographic Diversification Tables

The following tables show a list of commercial properties owned by the Company grouped by state and geographic region as of March 31, 2023:

		Aggregate		Current	Approximate %
	No. of	Square	Approximate %	Base Annual	of Aggregate
State	Properties	Feet	of Square Feet	Rent	Annual Rent
California	1	57,807	7.0%	$1,325,196	12.5%
Colorado	5	324,245	39.4%	5,093,387	48.1%
Maryland	1	31,752	3.9%	710,248	6.7%
North Dakota	4	397,761	48.4%	3,113,632	29.5%
Texas	1	10,500	1.3%	335,973	3.2%
Total	12	822,065	100.0%	$10,578,436	100.0%

The following tables show a list of our Model Home properties by geographic region as of March 31, 2023:

				Current	Approximate
	No. of	Aggregate	Approximate %	Base Annual	of Aggregate
Geographic Region	Properties	Square Feet	of Square Feet	Rent	% Annual Rent
Midwest	4	12,307	4.2%	$182,748	5.5%
Southeast	4	9,875	3.3%	172,428	5.2%
Southwest	90	272,835	92.5%	2,971,380	89.3%
Total	98	295,017	100%	$3,326,556	100%

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings, and the sale of equity or debt securities. Management does not expect that the level of commercial property sales experienced during 2020, 2021 and 2022 to continue in the near future.  Additionally, management is working to increase the number of commercial properties in the portfolio with new acquisitions, joint ventures, and other options to raise equity.  Our cash and restricted cash at March 31, 2023 was approximately $11.9 million. Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. We also are actively seeking investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders, and may seek a revolving line of credit to provide short-term liquidity. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders.  Future principal payments due on our mortgage notes payables during 2023, total approximately $4.4 million, of which approximately $3.3 million is related to model home properties.  Management expects certain model home and commercial properties will be sold, and that the underlying mortgage notes will be paid off with sales proceeds, while other mortgage notes will be refinanced as the Company has done in the past. Additional principal payments will be made with cash flows from ongoing operations.  On March 11, 2022, the Company completed the sale of our property World Plaza, located in San Bernardino, CA, for $10 million to an unrelated third party.  This property was not encumbered by any debt and net cash proceeds will be used for future cash needs.  On December 31, 2022, the lease for our largest tenant, Halliburton Energy Services, Inc., expired.  Halliburton Energy Services, Inc. was located in our Shea Center II property in Colorado, and make up approximately 8.4% of our 2022 annual base rent.  We placed approximately $1.1 million in a reserve account with our lender to cover future mortgage payments, if necessary.  Our management team is working to fill the space as quickly as possible, and have leased approximately 20% of the space as of  March 31, 2023.

On September 17, 2021, the Board of Directors authorized a stock repurchase program of up to $10 million of outstanding shares of our Series A Common Stock, which expired in September 2022. On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6 million of outstanding shares of our Series A Common Stock and up to $4 million of our Series D Preferred Stock.  During the year ended December 31, 2022, the Company repurchased 196,631 shares of our Series A Common Stock at an average price of approximately $1.59 per share, including a commission of $0.035 per share, and 6,013 shares of our Series D Preferred Stock at an average price of approximately $20.31 per share, including a commission of $0.035 per share, for a total cost of $313,578 for the Series A Common Stock and $122,141 for the Series D Preferred Stock. These shares will be treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders' equity at cost.  During the three months ended March 31, 2023, the Company did not repurchase any Series A Common Stock, but did repurchase 386 shares of our Series D Preferred Stock at an average price of approximately $17.9922 per share, including a commission of $0.035 per share, for a total cost of $6,947. While we will continue to pursue value-creating investments, the Board believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently.

There can be no assurance that the Company will refinance loans, take out additional financing or capital will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans or certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. We believe that cash on hand, cash flow from our existing portfolio, distributions from joint ventures in Model Home Partnerships and property sales during 2023 will be sufficient to fund our operating costs, planned capital expenditures and required dividends for at least the next twelve months. If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we plan to fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, issuance of debt instruments, additional investors, or we may reduce the rate of dividends to our stockholders.

The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the three months ended March 31, 2023 and 2022.  The Company intends to continue to pay dividends to our common stockholders on a quarterly basis, and on a monthly basis for the Series D Preferred stockholders going forward, but there can be no guarantee the Board of Directors will approve any future dividends.

Series A Common Stock:

Quarter Ended	2023	2022
	Distributions Declared	Distributions Declared
March 31	$0.022	$0.105
Total	$0.022	$0.105

Series D Preferred Stock:

Month	2023	2022
	Distributions Declared	Distributions Declared
January	$0.19531	$0.19531
February	0.19531	0.19531
March	0.19531	0.19531
Total	$0.58593	$0.58593

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

Cash Equivalents and Restricted Cash

At March 31, 2023, and December 31, 2022, we had approximately $11.9 million and $16.5 million in cash equivalents, respectively, including $4.2 million and $4.4 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts, short term bonds and cash held in bank accounts at third-party institutions. During 2023 and 2022, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $5.2 million of our cash balance is intended for capital expenditures on existing properties, net of any construction financing (some of which is held in deposits reserve accounts by our lenders) during the rest of the year. We intend to use the remainder of our existing cash and cash equivalents for asset/property acquisitions, reduction of principal debt, general corporate purposes, common stock repurchases (if market conditions are met), or dividends to our stockholders.

Secured Debt

As of March 31, 2023 , all our commercial properties, except 300 NP which has no debt, had fixed-rate mortgage notes payable in the aggregate principal amount of  $72.6 million , collateralized by a total of 11  commercial properties with loan terms at issuance ranging from 5 to 22 years. The weighted-average interest rate on these mortgage notes payable as of March 31, 2023 was approximately 4.53% , and our debt to estimated market value for our commercial properties was approximately 54.0%.

As of March 31, 2023, the Company had fixed-rate mortgage notes payable related to model homes in the aggregate principal amount of $27.8 million, excluding loans eliminated through consolidation, collateralized by a total of 94 Model Homes. These loans generally have a term at issuance of three to five years. As of March 31, 2023, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $295,000 and 4.98%, respectively. Our debt to estimated market value on all our model home properties is approximately 64.7%, excluding any loans eliminated through consolidation.  We have been able to refinance maturing mortgages to extend maturity dates and we have not experienced any notable difficulties financing our acquisitions.  The Company anticipates that any new mortgages used to acquire commercial properties or model homes in the near future will be at rates higher than our currently weighted average interest rate.

Cash Flow for the three months ended March 31, 2023, and March 31, 2022

Operating Activities: Net cash used in operating activities for the three months ended March 31, 2023 totaled approximately $1.6 million, as compared to cash used in operating activities of $1.0 million for the three months ended March 31, 2022. The change in net cash used in operating activities is mainly due to changes in net income, which fluctuates based on timing of receipt and payment, as well as an increase in non-cash addbacks such as straight-line rent.

Investing Activities: Net cash provided by investing activities for the three months ended March 31, 2023 was approximately $109.6 million compared to approximately $122.3 million used in investing activities during the same period in 2022. The change from each period was primarily related to the gross cash invested into the trust account totaling approximately $134.9 million for Murphy Canyon during the three months ended 2022 and the withdraw of approximately $113.8 million funds during the three months ended March 31, 2023 for SPAC redemptions. During the three months ended March 31, 2023, this was partially offset by cash used in real estate acquisition totaling approximately $5.0 million. For the three months ended March 31, 2022, the cash used was partially offset by approximately $14.8 million of cash from real estate sales.

We currently project that we could spend up to $5.2 million, net of any construction financing (some of which is held in deposits reserve accounts by our lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio during the rest of the year. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures in the future due to rising construction costs. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities: Net cash used in financing activities during the three months ended March 31, 2023 was $112.5 million compared to $131.1 million provided by financing activities for the same period in 2022 and was primarily due to the following activities for the three months ended March 31, 2023:

•	Cash paid of approximately $113.8 million for redemptions for Murphy Canyon common stock during the three months ended March 31, 2023.

•	Repayment of mortgage notes payable totaled approximately $0.9 million.

•	Dividends paid to Series A Common Stockholders of approximately $0.3 million, and Series D Preferred Stockholders of approximately $0.5 million.

•	Distributions to noncontrolling interest of approximately $0.5 million.

These decreases to cash used in financing activities were offset by proceeds from mortgage notes payable of approximately $3.5 million.

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

Common Stock Warrants:

If all the potential Common Stock Warrants outstanding at March 31, 2023, were exercised at the price of $5.00 per share, gross proceeds to us would be approximately $10 million and we would as a result issue an additional 2,000,000 shares of common stock.

Placement Agent Warrants:

If all the potential Placement Agent Warrants outstanding at March 31, 2023, were exercised at the price of $6.25 per share, gross proceeds to us would be approximately $0.5 million and we would as a result issue an additional 80,000 shares of common stock.

January 14, 2022 was the record date with respect to the distribution of five-year listed warrants (the “Series A Warrants”).  The Series A Warrants and the shares of common stock issuable upon the exercise of the Series A Warrants were registered on a registration statement that was filed with the SEC and was declared effective January 21, 2022. The Series A Warrants commenced trading on the Nasdaq Capital Market under the symbol “SQFTW” on January 24, 2022 and were distributed on that date to persons who held shares of common stock and existing outstanding warrants as of the January 14, 2022 record date, or who acquired shares of common stock in the market following the record date, and who continued to hold such shares at the close of trading on January 21, 2022.  The Series A Warrants give the holder the right to purchase one share of common stock at $7.00 per share, for a period of five years. Should warrant holders not exercise the Series A Warrants during that holding period, the Series A Warrants will automatically convert to 1/10 of a common share at expiration, rounded down to the nearest number of whole shares.

Series A Warrants:

If all the potential Series A Warrants outstanding at March 31, 2023, were exercised at the price of $7.00 per share, gross proceeds to us would be approximately $101.2 million and we would as a result issue an additional 14,450,069 shares of common stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors, other than noted below, under Part I, Item 1A of our Form 10-K for the year ended December 31, 2022.

The Company may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of its Class A common stock.

Under the Inflation Reduction Act of 2022 (the “IRA”), adding Section 4501 to the U.S. Internal Revenue Code of 1986, as amended, a domestic corporation whose stock is traded on an established securities market (a “covered corporation” under the IRA) is subject to an excise tax of 1% on repurchases (redemptions) of its stock after December 31, 2022 (the “Excise Tax”). Because the Company is a Delaware corporation and its securities trade on the Nasdaq Global Market, it is a “covered corporation” within the meaning of the IRA.

The IRA became law on August 16, 2022. On December 27, 2022, the IRS published Notice 2023-2, providing “Initial Guidance” regarding the application of the Excise Tax on repurchases of corporate stock under Section 4501. Under these authorities the Company expects the Excise Tax to be imposed on the fair market value of stock repurchased by us. Under a “netting rule”, the fair market value of stock repurchased by the Company may be reduced by the fair market value of securities issued by it in the same taxable year, with the 1% Excise Tax then imposed on the excess, if any, of the value of redemptions over the value of issuances. Therefore, issuances of stock by the Company in connection with its initial business combination transaction (including any PIPE transaction at the time of our initial business combination) will reduce the amount of the Excise Tax in connection with redemptions occurring in the same taxable year. However, a business combination may not be completed during 2023 and, even if a business combination is completed, the fair market value of the securities redeemed may exceed the fair market value of the securities issued in such a combination or otherwise. (The fair market value of securities that are redeemed is determined by the market price of the stock on the day of redemption, regardless of the actual redemption amount.)

Further, while the authorities indicate that as a general rule the Excise Tax does not apply in the event of a complete liquidation of a covered corporation, the availability of this exemption under circumstances that might surround the liquidation of a SPAC is not entirely clear.

While excise tax returns are generally filed on a quarterly basis, the IRS expects to issue regulations providing that reports of Excise Tax liability are due with the first quarterly excise tax return filed after the close of the taxable year. Except for franchise taxes and income taxes, the proceeds placed in the trust account and the interest earned thereon shall not be used to pay for possible excise tax or any other fees or taxes that may be levied on the Company pursuant to any current, pending or future rules or laws, including without limitation any excise tax due under the IRA on any redemptions or stock buybacks by the Company (except in the case of proceeds that are delivered to the Company following a business combination).

In accordance with the IRA, Company accrues the expected excise tax obligation at the end of each reporting period as a cost of redeeming any shares as of that date.  In connection with the vote to approve the Charter Amendment Proposal for the SPAC, holders of 11,037,272 share of SPAC Class A Commons Stock properly exercised their right to redeem their shares of Class A Common Stock for the aggregate redemption amount of $114,068,280.  As such the Company has recorded a 1% excise tax liability in the amount of $1,140,683 on the condensed balance sheet as of March 31, 2023.  The liability does not impact the condensed statements of operations or condensed statement cash flows and is an offset against additional paid in capital, to the extent available, and accumulated deficit.  This excise tax liability can be offset by future shares of issuance which will be evaluated and adjusted in the period in which the issuances occur.  Should the SPAC liquidate prior to December 31, 2023, the excise tax liability will not be due.

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

The following table contains information for shares of common stock repurchased during the three months ended March 31, 2023.

Stock repurchases for Series A Common Stock.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2023	—	$—	—	$—
February 2023	—	—	—	—
March 2023	—	—	—	5,717,340
Total	—	$—	—	$5,717,340

Stock repurchases for Series D Preferred Stock.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2023	—	$—	—	$—
February 2023	—	—	—	—
March 2023	386	—	386	3,870,912
Total	386	$—	386	$3,870,912

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Form of Note by and between Murphy Canyon Acquisition Corp. and Murphy Canyon Acquisition Sponsor, LLC, dated March 7, 2023 (originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2023)
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2023.

31.2

Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2023

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

Date: May 15, 2023	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

	By:	/s/ Adam Sragovicz
	Name:	Adam Sragovicz
	Title:	Chief Financial Officer

	By:	/s/ Ed Bentzen
	Name:	Ed Bentzen
	Title:	Chief Accounting Officer