Form 10-Q
period 2023-06-30
Presidio Property Trust, Inc.
filed 2023-08-14
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

At August 14, 2023, registrant had issued and outstanding 13,151,964 shares of its Series A Common Stock, $0.01 par value per share.

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$20,803,978	$19,189,386
Buildings and improvements	135,185,098	125,979,374
Tenant improvements	14,426,125	13,861,839
Lease intangibles	4,110,139	4,110,139
Real estate assets and lease intangibles held for investment, cost	174,525,340	163,140,738
Accumulated depreciation and amortization	(36,841,025)	(34,644,511)
Real estate assets and lease intangibles held for investment, net	137,684,315	128,496,227
Real estate assets held for sale, net	1,196,336	2,016,003
Real estate assets, net	138,880,651	130,512,230
Other assets:
Cash, cash equivalents and restricted cash	8,700,791	16,516,725
Deferred leasing costs, net	1,546,034	1,516,835
Goodwill	2,423,000	2,423,000
Other assets, net (see Note 6)	4,161,325	3,511,681
Total other assets	16,831,150	23,968,241
Investments held in Trust (see Notes 2 & 9)	23,339,887	136,871,183
TOTAL ASSETS	$179,051,688	$291,351,654
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$102,856,817	$95,899,176
Mortgage notes payable related to properties held for sale, net	482,142	999,523
Mortgage notes payable, total net	103,338,959	96,898,699
Accounts payable and accrued liabilities	4,373,983	4,028,564
Accounts payable and accrued liabilities of SPAC (see Notes 2 & 9)	6,655,685	5,046,725
Accrued real estate taxes	977,658	1,879,875
Dividends payable preferred stock	177,145	178,511
Lease liability, net	31,799	46,833
Below-market leases, net	15,753	18,240
Total liabilities	115,570,982	108,097,447
Commitments and contingencies (Note 2 & 9):
SPAC Class A common stock subject to possible redemption; 2,187,728 as of June 30, 2023 and 13,225,000 shares as of December 31, 2022 (at $10.45 per share), net of issuance cost of approximately $6,400,000	16,748,849	130,411,135
Equity:
Series D Preferred Stock, $0.01 par value per share; 1,000,000 shares authorized; 901,375 shares issued and outstanding (liquidation preference $25.00 per share) as of June 30, 2023 and 913,987 shares issued and outstanding as of December 31, 2022	9,014	9,140
Series A Common Stock, $0.01 par value per share, shares authorized: 100,000,000; 11,849,710 shares and 11,807,893 shares were issued and outstanding at June 30, 2023 and December 31, 2022, respectively	118,497	118,079
Additional paid-in capital	180,365,055	182,044,157
Dividends and accumulated losses	(142,294,778)	(138,341,750)
Total stockholders' equity before noncontrolling interest	38,197,788	43,829,626
Noncontrolling interest	8,534,069	9,013,446
Total equity	46,731,857	52,843,072
TOTAL LIABILITIES AND EQUITY	$179,051,688	$291,351,654

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Rental income	$4,329,588	$4,188,076	$8,271,641	$8,640,394
Fees and other income	214,284	132,784	393,723	253,607
Total revenue	4,543,872	4,320,860	8,665,364	8,894,001
Costs and expenses:
Rental operating costs	1,399,159	1,348,083	2,974,149	2,931,556
General and administrative	1,813,184	1,214,005	3,777,804	2,797,696
Depreciation and amortization	1,368,829	1,316,193	2,702,403	2,655,418
Total costs and expenses	4,581,172	3,878,281	9,454,356	8,384,670
Other income (expense):
Interest expense - mortgage notes	(1,336,415)	(1,085,860)	(2,204,182)	(2,103,573)
Interest and other income, net	398,085	93,128	1,140,201	166,733
Gain on sales of real estate, net	1,119,952	1,227,484	1,537,289	2,750,269
Income tax expense	(349,074)	(259,285)	(497,527)	(524,524)
Total other income (expense), net	(167,452)	(24,533)	(24,219)	288,905
Net income (loss)	(204,752)	418,046	(813,211)	798,236
Less: Income attributable to noncontrolling interests	(1,094,852)	(709,202)	(1,481,933)	(1,917,878)
Net loss attributable to Presidio Property Trust, Inc. stockholders	$(1,299,604)	$(291,156)	$(2,295,144)	$(1,119,642)
Less: Preferred Stock Series D dividends	(532,285)	(539,056)	(1,067,733)	(1,078,111)
Less: Series A Warrant dividend	—	—	—	(2,456,512)
Net loss attributable to Presidio Property Trust, Inc. common stockholders	$(1,831,889)	$(830,212)	$(3,362,877)	$(4,654,265)

Net loss per share attributable to Presidio Property Trust, Inc. common stockholders:
Basic & Diluted	$(0.15)	$(0.07)	$(0.28)	$(0.39)

Weighted average number of common shares outstanding - basic & diluted	11,839,359	11,799,689	11,837,020	11,786,741

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2022	913,987	$9,140	11,807,893	$118,079	$182,044,157	$(138,341,750)	$43,829,626	$9,013,446	$52,843,072
Net (loss) income	—	—	—	—	—	(995,540)	(995,540)	387,081	(608,459)
Dividends paid to Series A common stockholders	—	—	—	—	—	(287,655)	(287,655)	—	(287,655)
Dividends to Series D preferred stockholders	—	—	—	—	—	(535,448)	(535,448)	—	(535,448)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(518,642)	(518,642)
Remeasurement of SPAC shares to redemption value	—	—	—	—	(158,900)	—	(158,900)	—	(158,900)
Accrued excise tax on SPAC redemptions	—	—	—	—	(1,140,683)	—	(1,140,683)	—	(1,140,683)
Repurchase of Series D preferred stock, at cost	(386)	(4)	—	—	(6,943)	—	(6,947)	—	(6,947)
Vesting of Common Stock	—	—	27,371	274	28,466	—	28,740	—	28,740
Balance, March 31, 2023	913,601	$9,136	11,835,264	$118,353	$180,766,097	$(140,160,393)	$40,733,193	$8,881,885	$49,615,078
Net (loss) income	—	—	—	—	—	(1,299,604)	(1,299,604)	1,094,852	(204,752)
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(302,496)	(302,496)	—	(302,496)
Dividends to Series D Preferred Stockholders	—	—	—	—	—	(532,285)	(532,285)	—	(532,285)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(1,442,668)	(1,442,668)
Remeasurement of SPAC shares to redemption value	—	—	—	—	(247,094)	—	(247,094)	—	(247,094)
Repurchase of Series D preferred stock, at cost	(12,226)	(122)	—	—	(204,803)	—	(204,925)	—	(204,925)
Vesting of Common Stock	—	—	14,446	144	50,855	—	50,999	—	50,999
Balance, June 30, 2023	901,375	$9,014	11,849,710	$118,497	$180,365,055	$(142,294,778)	$38,197,788	$8,534,069	$46,731,857

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2021	920,000	$9,200	11,599,720	$115,997	$186,492,012	$(130,947,434)	$55,669,775	$9,812,845	$65,482,620
Net (loss) income	—	—	—	—	—	(828,486)	(828,486)	1,208,676	380,190
Vesting of restricted stock	—	—	196,250	1,963	762,423	—	764,386	—	764,386
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(1,298,252)	(1,298,252)	—	(1,298,252)
Dividends to Series D Preferred Stockholders	—	—	—	—	—	(539,056)	(539,056)	—	(539,056)
Remeasurement of SPAC common stock subject to possible redemption upon IPO, Public Warrants and Private Placement Units, net of offering costs	—	—	—	—	(4,023,113)	—	(4,023,113)	—	(4,023,113)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(258,410)	(258,410)
Balance, March 31, 2022	920,000	$9,200	11,795,970	$117,960	$183,231,322	$(133,613,228)	$49,745,254	$10,763,111	$60,508,365
Net income	—	—	—	—	—	(291,156)	(291,156)	709,202	418,046
Vesting of restricted stock	—	—	8,198	82	27,955	—	28,037	—	28,037
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(1,311,202)	(1,311,202)	—	(1,311,202)
Dividends to Series D Preferred Stockholders	—	—	—	—	—	(539,056)	(539,056)	—	(539,056)
SPAC remeasurement of Class A shares	—	—	—	—	(101,767)	—	(101,767)	—	(101,767)
Repurchase of Series A Common Stock, at cost	—	—	(10,411)	(104)	(30,625)	—	(30,729)	—	(30,729)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(2,355,942)	(2,355,942)
Balance, June 30, 2022	920,000	$9,200	11,793,757	$117,938	$183,126,885	$(135,754,642)	$47,499,381	$9,116,371	$56,615,752

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(813,211)	$798,236
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,702,403	2,655,418
Stock compensation	540,501	568,701
Bad debt expense	32,729	13,416
Gain on sale of real estate assets, net	(1,537,289)	(2,750,269)
Net change in fair value marketable securities	(190,327)	358,658
Net change in fair value SPAC Trust Account	(939,522)	(201,767)
Amortization of financing costs	187,303	125,850
Amortization of below-market leases	(2,487)	(27,445)
Straight-line rent adjustment	(240,007)	(46,305)
Changes in operating assets and liabilities:
Other assets	(399,159)	317,942
Accounts payable and accrued liabilities	239,297	(1,423,341)
Accounts payable and accrued liabilities for the SPAC	(281,723)	138,645
Accrued real estate taxes	(902,217)	(987,636)
Net cash used in operating activities	(1,603,709)	(459,897)
Cash flows from investing activities:
Real estate acquisitions	(12,932,128)	(4,646,330)
Additions to buildings and tenant improvements	(1,001,836)	(832,990)
Investment in marketable securities	(1,826,458)	(661,247)
Proceeds from sale of marketable securities	1,951,095	1,111,608
Investment of SPAC IPO proceeds into Trust Account	(389,942)	(134,895,000)
Withdrawals from Trust Account for SPAC taxes	792,480	—
Withdrawals from Trust Account for Redemption of SPAC Shares	114,068,280	—
Deletions / (additions) to deferred leasing costs	3,872	(35,864)
Proceeds from sales of real estate, net	4,590,187	18,839,913
Net cash provided by (used in) investing activities	105,255,550	(121,119,910)
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	12,848,849	12,590,235
Repayment of mortgage notes payable	(6,417,278)	(7,361,659)
Payment of deferred offering costs	—	(3,201,266)
Distributions to noncontrolling interests, net	(1,961,310)	(2,614,352)
Proceeds from initial public offering of SPAC	—	132,250,000
Redemption of SPAC shares	(114,068,280)	—
Repurchase of Series A Common Stock, at cost	—	(30,729)
Repurchase of Series D Preferred Stock, at cost	(211,872)	—
Dividends paid to Series D Preferred Stockholders	(1,067,733)	(1,078,112)
Dividends paid to Series A Common Stockholders	(590,151)	(2,609,454)
Net cash (used in) provided by financing activities	(111,467,775)	127,944,663
Net (decrease) increase in cash equivalents and restricted cash	(7,815,934)	6,364,856
Cash, cash equivalents and restricted cash - beginning of period	16,516,725	14,702,089
Cash, cash equivalents and restricted cash - end of period	$8,700,791	$21,066,945
Supplemental disclosure of cash flow information:
Interest paid-mortgage notes payable	$2,351,642	$1,971,942
Non-cash financing activities:
Deferred offering cost SPAC, underwriting commission payable	$—	$4,628,750
Accrued excise tax on January 24, 2023 SPAC redemptions	$1,140,683	$—
Dividends payable - Preferred Stock Series D	$177,145	$179,685

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2023

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

The Company or one of its affiliates operates the following partnerships during the periods covered by these condensed consolidated financial statements:

•	The Company is the sole general partner and limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), both of which, at June 30, 2023, had ownership interests in an entity that owns income producing real estate. The Company refers to these entities collectively as the "NetREIT Partnerships".

•	The Company is the general and limited partner in five limited partnerships that purchase model homes and lease them back to homebuilders (Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP, Dubose Model Home Investors #204, LP, Dubose Model Home Investors #205, LP, and Dubose Model Home Investors #206, LP). The Company refers to these entities collectively as the “Model Home Partnerships”.

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

We, together with one of our entities, have elected to treat certain subsidiaries as a taxable REIT subsidiary (a “TRS”) for federal income tax purposes. Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to federal and state income taxes. The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed any significant interest or penalties for tax positions by any tax jurisdictions.

Liquidity. The Company's anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings, and the sale of equity or debt securities. Future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. The Company is also seeking investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. If necessary, the Company may seek other short-term liquidity alternatives, such as bridge loans, refinancing an unencumbered property or a bank lines of credit depending of the credit environment.

Short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders. Future principal payments due on mortgage notes payables, during the last six months of 2023, total approximately $3.8 million, of which $3.1 million is related to model home properties. Management expects certain model home properties can be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes can be refinanced, as the Company has historically been able to do in the past. Additional principal payments will be made with cash flows from ongoing operations. Additionally, the Company has committed to provide additional funds, or obtain financing, if needed to a special purpose acquisition company, or "SPAC", for which we serve as the financial sponsor (as described below in Note 2. Significant Accounting Policies).

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

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position as of June 30, 2023, and  December 31, 2022, as well as results of our operations, and cash flows as of, and for the three and six months ended June 30, 2023 and 2022, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the SEC on March 28, 2023. The results for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, due to real estate market fluctuations, available mortgage lending rates and other unknown factors.

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

The value attributable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net increase in rental income of approximately $1,200 and $2,500 for the three and six months ended June 30, 2023.  Amortization of above and below-market rents resulted in a net increase in rental income of approximately $13,700 and $27,400 for the three and six months ended June 30, 2022.

The value of in-place leases and unamortized lease origination costs are amortized to expenses over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third-party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $4,400 and $8,800 for the three and six months ended June 30, 2023.  Amortization expenses related to these assets was approximately $50,000 and $102,000 for the three and six months ended June 30, 2022.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third-party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At June 30, 2023 and  December 31, 2022, the Company had net deferred leasing costs of approximately $1.5 million and $1.5 million, respectively. Total amortization expense for the three and six months ended June 30, 2023, was approximately $122,000 and $228,000. Total amortization expense for the three and six months ended June 30, 2022, was approximately $94,000 and $189,000.

Cash Equivalents and Restricted Cash. At June 30, 2023 and December 31, 2022, we had approximately $8.7 million and $16.5 million in cash, cash equivalents and restricted cash, respectively, of which approximately $3.7 million and $4.4 million represented restricted cash, respectively.  The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds and short-term bonds. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At June 30, 2023 and  December 31, 2022, the Company had approximately $1.8 million and $8.8 million, respectively, in deposits in financial institutions that exceeded the federally insurable limits. Approximately $1.0 million of the $1.8 million over the FDIC limit at June 30, 2023 was held in federally backed U.S. Treasury bonds that can readily be convertible to cash and is treated as cash equivalents on the balance sheet.  Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are for payment of property taxes, insurance, leasing costs and capital expenditures.

Real Estate Held for Sale and Discontinued Operations. We generally reclassify assets to "held for sale" when the disposition has been approved, it is available for immediate sale in its present condition, we are actively seeking a buyer, and the disposition is considered probable within one year.  Additionally, real estate sold during the current period is classified as “real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Mortgage notes payable related to the real estate sold during the current period are classified as “notes payable related to real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Additionally, we record the operating results related to real estate that has been disposed of as discontinued operations for all periods presented if the operations have been eliminated and represent a strategic shift and we will not have any significant continuing involvement in the operations of the property following the sale.  As of June 30, 2023, no commercial property met the criteria to be classified as "held for sale" and four model homes were classified as held for sale.

Deferred Offering Costs. Deferred offering costs represent legal, accounting and other direct costs related to our offerings. As of June 30, 2023 and December 31, 2022, we have not incurred any deferred offering costs as of the end of each period.

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

Additionally, in an inactive market, a market price quoted from an independent third-party may rely more on models with inputs based on information available only to that independent third-party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. As of June 30, 2023 and December 31, 2022, our marketable securities presented on the consolidated balance sheets within other assets were measured at fair value using Level 1 market prices and totaled approximately $0.8 million and $0.8 million, respectively, with a cost basis of approximately $0.8 million and $0.9 million, respectively.  Additionally, the funds held in the Trust Account for the SPAC Class A common stockholders includes a money market portfolio that is comprised of U.S. Treasury securities, considered cash equivalent, which were measured at fair value using Level 1 and totaled approximately $23.3 million and $136.9 million as of June 30, 2023 and December 31, 2022, respectively. There were no financial liabilities measured at fair value as of June 30, 2023 and December 31, 2022.

Earnings per share (“EPS”). The EPS on common stock has been computed pursuant to the guidance in FASB ASC Topic 260, Earnings Per Share.  The guidance requires the classification of the Company’s unvested restricted stock, which contains rights to receive non-forfeitable dividends, as participating securities requiring the two-class method of computing net income per share of common stock.  In accordance with the two-class method, earnings per share have been computed by dividing the net income less net income attributable to unvested restricted shares by the weighted average number of shares of common stock outstanding less unvested restricted shares. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock and potentially dilutive securities outstanding in accordance with the treasury stock method.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Common Stock Warrants	2,000,000	2,000,000	2,000,000	2,000,000
Placement Agent Warrants	80,000	80,000	80,000	80,000
Series A Warrants	14,450,069	14,450,069	14,450,069	14,450,069
Unvested Common Stock Grants	1,302,254	577,567	1,302,254	577,567
Total potentially dilutive shares	17,832,323	17,107,636	17,832,323	17,107,636

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

All of the Public Shares of Murphy Canyon SPAC (Class A Common Shares) contain a redemption feature which allows for the redemption of such Public Shares in connection with the SPAC's liquidation, if there is a stockholder vote or tender offer in connection with the SPAC's initial business combination and in connection with certain amendments to the SPAC's amended and restated certificate of incorporation. In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity.  Accordingly, as of  June 30, 2023, the Public Shares are presented as temporary equity, outside the shareholder's equity section of the Company's  June 30, 2023 consolidated balance sheet.

Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants which were classified as permanent equity as described below), the proceeds and initial carrying value of Class A common stock classified as temporary equity was allocated in accordance with ASC 470-20. The Murphy Canyon Class A common stock is subject to ASC 480-10-S99. In addition, because it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We have elected to recognize the accretion resulting from changes in redemption value immediately during the three months ended March 31, 2022, and every quarter since then.  See Note 9 Commitments and Contingencies for additional details regarding Murphy Canyon.

Excise Tax. In accordance with the Inflation Reduction Act of 2022, the Company accrues the expected excise tax obligation at the end of each reporting period as a cost of redeeming any shares as of that date. In connection with the vote to approve the Charter Amendment Proposal for the SPAC, holders of 11,037,272 shares of SPAC Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock for the aggregate redemption amount of $114,068,280.  As such the Company has recorded a 1% excise tax liability in the amount of $1,140,683 on the condensed balance sheet as of June 30, 2023. The liability does not impact the condensed statements of operations or condensed statement cash flows and is an offset against additional paid in capital, to the extent available, and accumulated deficit.  This excise tax liability can be offset by future issuance of shares which will be evaluated and adjusted in the period in which the issuances occur. Should the SPAC liquidate prior to December 31, 2023, the excise tax liability will not be due.

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

3. RECENT REAL ESTATE TRANSACTIONS

Acquisitions during the six months ended June 30, 2023:

•	The Company acquired 23 model homes for approximately $12.9 million. The purchase price was paid through cash payments of approximately $3.9 million and mortgage notes of approximately $9.0 million.

Acquisitions during the six months ended June 30, 2022:

•	The Company acquired eight model homes for approximately $4.6 million. These acquisitions were paid for with approximately $1.4 million in cash payments and approximately $3.2 million in mortgage loans.

Dispositions during the six months ended June 30, 2023:

•	The Company sold 10 model homes for approximately $5.0 million and recognized a gain of approximately $1.5 million.

Dispositions during the six months ended June 30, 2022:

•	The Company sold World Plaza, on March 11, 2022, for approximately $10.0 million and recognized a loss of approximately $0.3 million.

•	The Company sold 18 model homes for approximately $10.0 million and recognized a gain of approximately $3.0 million.

4. REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, retail, and triple-net leased model home properties.  We have five commercial properties located in Colorado, four in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are located in five states. As of June 30, 2023, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial property (“Office/Industrial Properties”) which total approximately 756,823 rentable square feet;

•	Three retail shopping centers (“Retail Properties”) which total approximately 65,242 rentable square feet; and

•

105 model home residential properties (“Model Homes” or “Model Home Properties”), totaling approximately 319,236 square feet, leased back on a triple-net basis to homebuilders, that are owned by five affiliated limited partnerships and one wholly-owned corporation, all of which we control.

A summary of the properties owned by the Company as of June 30, 2023 and  December 31, 2022 is as follows:

	Date		Real estate assets, net (in thousands)
Property Name	Acquired	Location	June 30, 2023	December 31, 2022
Genesis Plaza (1)	August 2010	San Diego, CA	$7,733,468	$7,995,980
Dakota Center	May 2011	Fargo, ND	8,765,789	8,569,537
Grand Pacific Center	March 2014	Bismarck, ND	5,336,520	5,228,006
Arapahoe Center	December 2014	Centennial, CO	8,588,221	8,664,604
Union Town Center	December 2014	Colorado Springs, CO	9,007,880	9,039,039
West Fargo Industrial	August 2015	Fargo, ND	6,781,836	6,893,292
300 N.P.	August 2015	Fargo, ND	2,835,104	2,899,694
Research Parkway	August 2015	Colorado Springs, CO	2,289,133	2,319,588
One Park Center	August 2015	Westminster, CO	7,785,463	7,991,809
Shea Center II	December 2015	Highlands Ranch, CO	19,172,919	19,501,998
Mandolin (2)	August 2021	Houston, TX	4,738,129	4,783,985
Baltimore	December 2021	Baltimore, MD	8,578,520	8,690,874
Presidio Property Trust, Inc. properties			91,612,982	92,578,406
Model Home properties (3)	2017 - 2023	AZ, FL, IL, TX, WI	47,267,669	37,933,824
Total real estate assets and lease intangibles, net			$138,880,651	$130,512,230

(1)	Genesis Plaza is owned by two tenants-in-common, each of which owns 57% and 43%, respectively, and we beneficially own an aggregate of 76.4%.

(2)	Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.

(3)	Includes Model Homes listed as held for sale as of June 30, 2023. and December 31, 2022, respectively.

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	June 30, 2023			December 31, 2022
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$2,515,264	$(2,490,125)	$25,139	$2,515,264	$(2,485,234)	$30,030
Leasing costs	1,261,390	(1,240,463)	20,927	1,261,390	(1,236,591)	24,799
Above-market leases	333,485	(333,485)	—	333,485	(333,485)	—
	$4,110,139	$(4,064,073)	$46,066	$4,110,139	$(4,055,310)	$54,829

At  June 30, 2023, and  December 31, 2022, there were no gross lease intangible assets and accumulated amortization related to the lease intangible assets included in real estate assets held for sale.

The net value of acquired intangible liabilities was approximately $15,753 and $18,240 relating to below-market leases at  June 30, 2023 and  December 31, 2022, respectively.

Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

2023	$8,763
2024	17,526
2025	15,670
2026	4,107
Total	$46,066

6. OTHER ASSETS

Other assets consist of the following:

	June 30,	December 31,
	2023	2022
Deferred rent receivable	$1,881,839	$1,641,831
Investment in marketable securities	759,600	797,749
Prepaid expenses, deposits and other	725,096	619,621
Notes receivable	316,374	316,374
Accounts receivable, net	447,490	67,780
Right-of-use assets, net	30,926	45,843
Other intangibles, net	-	22,483
Total other assets	$4,161,325	$3,511,681

Periodically, the Company may sell an option in the marketable securities it holds to unrelated third parties for the right to purchase certain securities held within its investment portfolios (“covered call options”). These option transactions are designed primarily to increase the total return associated with holding the related securities as earning assets by using fee income generated from these options. These transactions are not designated as hedging relationships pursuant to accounting guidance ASC 815 and, accordingly, changes in the fair values of these contracts are reported in other income (expense).  There are several risks associated with transactions in options on securities. For example, there are significant differences between the securities and options markets that could result in an imperfect correlation between these markets, causing a given transaction not to achieve its objectives. A transaction in options or securities may be unsuccessful to some degree because of market behavior or unexpected events. When we write a covered call option, we forgo, during the option’s life, the opportunity to profit from increases in the market value of the security covering the call option above the sum of the premium and the strike price of the call but retain the risk of loss should the price of the underlying security decline. The writer of an option has no control over the time when it may be required to fulfill its obligation before the sold option expires, and once an option writer has received an exercise notice, it must deliver the underlying security in exchange for the strike price.

As of June 30, 2023, we owned common shares of 18 different publicly traded REITs and an immaterial amount of written covered call options in two of those same REITs.  The gross fair market value on our publicly traded REIT securities was $759,995, with written covered call options totaling $395.  As of June 30, 2023, the net fair value of our publicly traded REIT securities was $759,600 based on the June 30, 2023, closing prices.  As of December 31, 2022, we owned common shares of 18 different publicly traded REITs and an immaterial amount of covered call options in three of those same REITs.  The gross fair market value on our publicly traded REIT securities was $798,206, with covered call options totaling $457.  As of December 31, 2022, the net fair value of our publicly traded REIT securities was $797,749 based on the December 31, 2022 closing prices.

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following:

	Principal as of
	June 30,	December 31,	Loan	Interest
Mortgage note property	2023	2022	Type	Rate (1)	Maturity
Dakota Center	9,321,018	9,442,976	Fixed	4.74%	7/6/2024
Research Parkway	1,618,782	1,648,237	Fixed	3.94%	1/5/2025
Arapahoe Service Center	7,514,694	7,602,273	Fixed	4.34%	1/5/2025
Union Town Center	7,948,249	8,025,300	Fixed	4.28%	1/5/2025
One Park Centre	6,103,844	6,163,177	Fixed	4.77%	9/5/2025
Genesis Plaza	5,996,779	6,055,682	Fixed	4.71%	9/6/2025
Shea Center II	17,090,897	17,229,573	Fixed	4.92%	1/5/2026
West Fargo Industrial (2)	3,969,781	4,030,297	Fixed	3.27%	8/5/2029
Grand Pacific Center (3)	3,816,980	3,496,330	Fixed	6.35%	5/5/2033
Baltimore	5,670,000	5,670,000	Fixed	4.67%	4/6/2032
Mandolin	3,604,414	3,635,362	Fixed	4.35%	4/20/2029
Subtotal, Presidio Property Trust, Inc. Properties	$72,655,438	$72,999,207
Model Home mortgage notes (4)	31,527,788	24,752,448	Fixed		2023 - 2028
Mortgage Notes Payable	$104,183,226	$97,751,655
Unamortized loan costs	(844,267)	(852,956)
Mortgage Notes Payable, net	$103,338,959	$96,898,699

(1)	Interest rates as of June 30, 2023.
(2)	Interest rate was reset on August 5, 2023, to 6.70%. The loan agreement states that the lender may, upon not less than sixty (60) days prior, give written notice to the Company to increase the interest rate effective on August 5, 2023, and August 5, 2026, to the rate then being quoted by the lender for new three-year commercial mortgage loans of similar size and quality with like terms and security (provided that in no event shall the new rate be less than the initial rate).
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

(4)	As of June 30, 2023, there were four model homes included as real estate assets held for sale. Our model homes have stand-alone mortgage notes at interest rates ranging from 2.50% to 6.70% per annum as of June 30, 2023.

The Company is in compliance with all material conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable were as follows as of June 30, 2023:

	Presidio Property	Model
	Trust, Inc.	Homes	Total Principal
Years ending December 31:	Notes Payable	Notes Payable	Payments
2023	$704,249	$3,097,313	$3,801,562
2024	10,399,349	12,538,361	22,937,710
2025	28,773,463	10,527,628	39,301,091
2026	16,651,236	150,639	16,801,875
2027	294,780	150,639	445,419
Thereafter	15,832,361	5,063,208	20,895,569
Total	$72,655,438	$31,527,788	$104,183,226

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

9. COMMITMENTS AND CONTINGENCIES

The Company is obligated under certain tenant leases to fund tenant improvements and the expansion of the underlying leased properties. As of June 30, 2023, approximately $3.7 million is estimated for such capital expenditures on existing properties, net of any construction financing, during the rest of the year.

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

The Murphy Canyon IPO of 13,225,000 units (“Units”) and, with respect to the common stock included in the Units being offered, the (“Public Shares”), closed on February 7, 2022, raising gross proceeds for Murphy Canyon of $132,250,000, including the exercise in full by the underwriters of their over-allotment option. In connection with the IPO, we purchased, through the Sponsor, 754,000 placement units (the “placement units”) at a price of $10.00 per unit, for an aggregate purchase price of $7,540,000.  The Sponsor has agreed to transfer an aggregate of 45,000 placement units (15,000 each) to each of Murphy Canyon’s independent directors.  These proceeds were deposited in a trust account established for the benefit of the Murphy Canyon public shareholders and are included in Investments held in Trust in the accompanying condensed consolidated balance sheet at June 30, 2023. In connection with the initial public offering, Murphy Canyon incurred $7,738,161 in issuance costs, including $2,645,000 of underwriting discounts and commission, $4,628,750 of deferred underwriting fees and $464,411 of other offering costs.  These costs were allocated to temporary and permanent equity and offset against the proceeds.

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

Initially, the SPAC was required to complete its initial business combination transaction by 12 months from the consummation of its initial public offering or up to 18 months if it extended the period of time to consummate a business combination in accordance with its Certificate of Incorporation.  On  January 26, 2023, at a special meeting of the stockholders, the stockholders approved a proposal to amend the SPAC’s certificate of incorporation to extend the date by which it has to consummate a business combination up to 12 times, each such extension for an additional one-month period, from  February 7, 2023, to  February 7, 2024.  The stockholders also approved a related proposal to amend the trust agreement allowing the SPAC to deposit into the trust account, for each one-month extension, one-third of 1% of the funds remaining in the trust account following the redemptions made in connection with the approval of the extension proposal at the special meeting.  The Company has committed to providing additional funds if needed to make such a deposit for the extension. In connection with the stockholders’ vote at the special meeting, 11,037,272 shares of common stock were tendered for redemption, which were redeemed in  February 2023. Approximately $114.1 million in cash was removed from the Trust Account to pay such stockholders and, accordingly, after giving effect to such redemptions, income tax withdraws of $200,050 and adding $155,403 in extension payments, the balance in the Trust Account was approximately $23.3 million. After the redemptions, there were 2,187,728 shares SPAC Class A common stock subject to possible redemption.

On January 27, 2023, the merger agreement was amended to provide for only one class of authorized common stock of the SPAC following the business combination, instead of both authorized Class A common stock and Class B common stock as set forth in the original merger agreement. On May 11, 2023 the merger agreement was further amended to provide for (i) removal of the provision that indicates that no tax opinion would be delivered in connection with the closing, (ii) a closing obligation that that the SPAC either (a) be exempt from the provisions of Rule 419 promulgated under the Securities Act of 1933, as amended other than through its net tangible assets or (b) have at least $5,000,001 of net tangible assets either immediately prior to or upon consummation of the merger, and (iii) extension of the outside date for the closing of the merger from May 31, 2023, to February 7, 2024.

The investments held in Trust for the SPAC Class A common stockholders generated approximately $939,522 of income during the six months ended June 30, 2023, and was included in interest and other income (expense), net on our consolidated statement of operations. During the six months ended June 30, 2022, the trust investment generated approximately $201,767 of income. Although the Trust held approximately $135.1 million as of June 30, 2022, income generated from the interest on the funds was much less for first six months of that year, with an annual expected yield of 0.97%. Also, the deposits were first added to the Trust in February 2022, so the account was not earning interest for all six months ended June 30, 2022. As of June 30, 2023, the Trust held approximately $23.3 million and had a quarterly average interest return of 4.77%.

As of June 30, 2023, the Company, through its subsidiary, had loaned the SPAC $750,000 to fund its trust account and for operating expenses, and  may lend up to $1.5 million in total.  The loan is non-interest bearing, unsecured and will be repayable in full upon the earlier of (i) the date on which the SPAC consummates its initial business combination and (ii) the date that its winding up is effective.  This notes payable and notes receivable related to the SPAC, are eliminated through consolidation on our financial statements.

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

In accordance with the terms of the Series D Preferred Stock, the Series D monthly dividend has been approved by the Board of Directors through June 2023 in the amount of $0.19531 per share payable on the 15th of every month to stockholders of record of Series D Preferred Stock as of the last day of the prior month.  Total dividends paid to Series D Preferred stockholders during the six months ended June 30, 2023 and 2022, were approximately $0.5 million, in each period, respectively.

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

On July 12, 2021, the Company entered into a securities purchase agreement with a single U.S. institutional investor for the purchase and sale of 1,000,000 shares of its Series A Common Stock, Common Stock Warrants to purchase up to 2,000,000 shares of Series A Common Stock and Pre-Funded Warrants to purchase up to 1,000,000 shares of Series A Common Stock. Each share of Common Stock and accompanying Common Stock Warrants were sold together at a combined offering price of $5.00, and each share of Common Stock and accompanying Pre-Funded Warrants were sold together at a combined offering price of $4.99. The Pre-Funded Warrants were exercised in full during August 2021 at a nominal exercise price of $0.01 per share. The Common Stock Warrants had an exercise price of $5.50 per share, were exercisable upon issuance and will expire five years from the date of issuance.

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

The Company evaluated the accounting guidance in ASC 480 and ASC 815 regarding the classification of the Pre-Funded Warrant, Common Stock Warrants, and Placement Agent Warrants as equity or a liability and ultimately determined that it should be classified as permanent equity.  As of June 30, 2023, none of the Common Stock Warrants and Placement Agent Warrants have been exercised.

Stock Repurchase Program.  On September 17, 2021, the Board of Directors authorized a stock repurchase program of up to $10 million of outstanding shares of our Series A Common Stock, which expired in September 2022. On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6 million of outstanding shares of our Series A Common Stock and up to $4 million of our Series D Preferred Stock.  During the year ended  December 31, 2022, the Company repurchased 196,631 shares of our Series A Common Stock at an average price of approximately $1.59 per share, including a commission of $0.035 per share, and 6,013 shares of our Series D Preferred Stock at an average price of approximately $20.31 per share, including a commission of $0.035 per share, for a total cost of $313,578 for the Series A Common Stock and $122,141 for the Series D Preferred Stock. These shares will be treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders' equity at cost.  During the six months ended June 30, 2023, the Company did not repurchase any Series A Common Stock but did repurchase 12,612 shares of our Series D Preferred Stock at an average price of approximately $16.80 per share, including a commission of $0.035 per share, for a total cost of $211,872.

Cash Dividends on Common Stock.  For the three and six months ended June 30, 2023, the Company declared and paid cash dividends of approximately $0.3 million and $0.6 million, respectively. For the three and six months ended June 30, 2022, the Company declared and paid approximately $1.3 million and $2.6 million in cash dividends, respectively.  The Company intends to continue to pay dividends to our common stockholders on a quarterly basis, and on a monthly basis to holders of our Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future dividends.  The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the six months ended June 30, 2023 and 2022.

Series A Common Stock

Quarter Ended	2023	2022
	Distributions Declared	Distributions Declared
March 31	$0.022	$0.105
June 30	0.023	0.106
Total	$0.045	$0.211

Series D Preferred Stock

Month	2023	2022
	Distributions Declared	Distributions Declared
January	$0.19531	$0.19531
February	0.19531	0.19531
March	0.19531	0.19531
April	0.19531	0.19531
May	0.19531	0.19531
June	0.19531	0.19531
Total	$1.17186	$1.17186

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

Dividend Reinvestment Plan. The Company adopted a distribution reinvestment plan (the “DRIP”) that allowed stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of the Company’s Common Stock. The Company registered 3,000,000 shares of Common Stock pursuant to the DRIP. The purchase price per share used in the past was 95% of the price the Company sold its shares, or $19.00 per share. No sales commission or dealer manager fees were paid on shares sold through the DRIP. The Company may amend, suspend or terminate the DRIP at any time. Any such amendment, suspension or termination is effective upon a designated dividend record date and notice of such amendment, suspension or termination is sent to all participants at least thirty (30) days prior to such record date. The DRIP became effective on January 23, 2012, was suspended on December 7, 2018 and adopted on October 6, 2020 in connection with our IPO, and updated to reflect a change in transfer agent and registrar. As of June 30, 2023, approximately $17.4 million or approximately 917,074 shares of Common Stock have been issued under the DRIP. No shares were issued under the DRIP since it was suspended in 2018.

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

During our Annual Stockholders meeting, held on June 1, 2023, the Company's 2017 Incentive Award Plan was amended to (i) increase the number of shares available for issuance thereunder to 3,500,000 from 2,500,000 shares of common stock and (ii) add an evergreen provision to, on April 1st and October 1st of each year, automatically increase the maximum number of shares of common stock available under the plan to 15% of the Company’s outstanding shares of common stock, if on such date 3,500,000 (as adjusted for any reverse splits) is less than 15% of the Company’s then-outstanding shares of common stock.

A summary of the activity for the Company’s restricted stock was as follows:

Outstanding shares:	Common Shares

Balance at December 31, 2022	349,042
Granted	1,006,430
Forfeited	(11,401)
Vested	(41,817)
Balance at June 30, 2023	1,302,254

The non-vested restricted shares outstanding as of June 30, 2023, will vest over the next one to five years.

Share-based compensation expense was approximately $0.3 million and $0.3 million for the quarter ended  June 30, 2023 and  June 30, 2022, respectively. Share based compensation was $0.5 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively. As of  June 30, 2023, future unrecognized stock compensation related to unvested shares totaled approximately $2.4 million.

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

The following tables compare the Company’s segment activity to its results of operations and financial position as of and for the three and six months ended June 30, 2023, and June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Office/Industrial Properties:
Rental, fees and other income	$3,020,066	$3,150,251	$5,882,064	$6,273,139
Property and related expenses	(1,202,243)	(1,174,391)	(2,662,932)	(2,530,925)
Net operating income, as defined	1,817,823	1,975,860	3,219,132	3,742,214
Model Home Properties:
Rental, fees and other income	1,022,041	696,964	1,877,161	1,407,292
Property and related expenses	(46,801)	(25,440)	(77,797)	(53,208)
Net operating income, as defined	975,240	671,524	1,799,364	1,354,084
Retail Properties:
Rental, fees and other income	480,001	471,344	938,868	1,224,685
Property and related expenses	(128,351)	(145,951)	(266,149)	(358,538)
Net operating income, as defined	351,650	325,393	672,719	866,147
Reconciliation to net income (loss):
Total net operating income, as defined, for reportable segments	3,144,713	2,972,777	5,691,215	5,962,445
General and administrative expenses	(1,813,184)	(1,214,005)	(3,777,804)	(2,797,696)
Depreciation and amortization	(1,368,829)	(1,316,193)	(2,702,403)	(2,655,418)
Interest expense	(1,336,415)	(1,085,860)	(2,204,182)	(2,103,573)
Other income (expense), net	398,085	93,128	1,140,201	166,733
Income tax expense	(349,074)	(259,285)	(497,527)	(524,524)
Gain on sale of real estate	1,119,952	1,227,484	1,537,289	2,750,269
Net income (loss)	$(204,752)	$418,046	$(813,211)	$798,236

	June 30,	December 31,
Assets by Reportable Segment:	2023	2022
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$75,552,573	$76,400,983
Total assets (2)	$76,832,793	$79,057,998
Model Home Properties:
Land, buildings and improvements, net (1)	$47,267,669	$37,933,824
Total assets (2)	$45,944,301	$35,274,545
Retail Properties:
Land, buildings and improvements, net (1)	$16,035,143	$16,142,613
Total assets (2)	$16,698,766	$16,810,627
Reconciliation to Total Assets:
Total assets for reportable segments	$139,475,860	$131,143,170
Other unallocated assets:
Cash, cash equivalents and restricted cash	2,570,236	8,570,121
Other assets, net	37,005,592	151,638,363
Total Assets	$179,051,688	$291,351,654

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.

(2)

Includes land, buildings and improvements, cash, cash equivalents, and restricted cash, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	For the Six Months Ended June 30,
Capital Expenditures by Reportable Segment	2023	2022
Office/Industrial Properties:
Capital expenditures and tenant improvements	$905,132	$832,990
Model Home Properties:
Acquisition of operating properties	12,932,128	4,646,330
Retail Properties:
Acquisition of operating properties	—	—
Capital expenditures and tenant improvements	96,704	—
Totals:
Acquisition of operating properties, net	12,932,128	4,646,330
Capital expenditures and tenant improvements	1,001,836	832,990
Total real estate investments	$13,933,964	$5,479,320

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

We may refer to the three months ended June 30, 2023, and June 30, 2022, as the “2023 Quarter” and the “2022 Quarter,” respectively.

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

OVERVIEW

The Company operates as an internally managed, diversified REIT, with primary holdings in office, industrial, retail, and triple-net leased model home properties. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” The Company acquires, owns, and manages a geographically diversified portfolio of real estate assets including office, industrial, retail and model home residential properties leased to homebuilders located in the United States. As of June 30, 2023, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial property (“Office/Industrial Properties”), which total approximately 756,823 rentable square feet;

•	Three retail shopping centers (“Retail Properties”), which total approximately 65,242 rentable square feet; and

•

105 model home residential properties (“Model Homes” or “Model Home Properties”), totaling approximately 319,236 square feet, leased back on a triple-net basis to homebuilders that are owned by five affiliated limited partnerships and one wholly-owned corporation, all of which we control.

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

For additional information regarding our Common Stock activity, see Footnote 10. Stockholders’ Equity in Item 1. Financial Statements.

SIGNIFICANT TRANSACTIONS IN 2023 AND 2022

Acquisitions during the six months ended June 30, 2023

•	The Company acquired 23 model homes for approximately $12.9 million. The purchase price was paid through cash payments of approximately $3.9 million and mortgage notes of approximately $9.0 million.

Acquisitions during the six months ended June 30, 2022

•

The Company acquired eight model homes for approximately $4.6 million.  These acquisitions were paid for with approximately $1.4 million in cash payments and approximately $3.2 million in mortgage loans.  There were no other commercial properties acquired during this period.

Dispositions during the six months ended June 30, 2023

•	The Company sold 10 model homes for approximately $5.0 million and recognized a gain of approximately $1.5 million.

Dispositions during the six months ended June 30, 2022

•	The Company sold World Plaza, on March 11, 2022, for approximately $10.0 million and recognized a loss of approximately $0.3 million.

•	The Company sold 18 model homes for approximately $10.0 million and recognized a gain of approximately $3.0 million.

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

MANAGEMENT EVALUATION OF RESULTS OF OPERATIONS

Management’s evaluation of operating results includes an assessment of our ability to generate the cash flow necessary to pay operating expenses, general and administrative expenses, debt service and to fund distributions to our stockholders. As a result, management’s assessment of operating results gives less emphasis to the effects of unrealized gains and losses and other non-cash charges, such as depreciation and amortization and impairment charges, which may cause fluctuations in net income for comparable periods but have no impact on cash flows. Management’s evaluation of our potential for generating cash flow includes assessments of our recently acquired properties, our non-stabilized properties, long-term sustainability of our real estate portfolio, our future operating cash flow from anticipated acquisitions, and the proceeds from the sales of our real estate assets.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED June 30, 2023 and 2022

Revenues. Total revenues were approximately $4.5 million for the three months ended June 30, 2023, compared to approximately $4.3 million for the same period in 2022.  As of June 30, 2023, we had approximately $138.9 million in net real estate assets, compared to approximately $125.5 million in net real estate assets at June 30, 2022.  The decrease in revenue is directly related to the non-renewal of Halliburton Energy Services lease located in Shea Center II, which ended on December 31, 2022.

Rental Operating Costs. Rental operating costs were relatively flat at $1.4 million for the three months ended June 30, 2023, compared to approximately $1.3 million for the same period in 2022.

General and Administrative Expenses. General & Administrative (“G&A”) expenses for thethree months ended June 30, 2023 and 2022 totaled approximately $1.8 million and $1.2 million, respectively. G&A expenses as a percentage of total revenue was 39.9% and 28.1% for the three months ended June 30, 2023 and 2022, respectively.

Depreciation and Amortization. Depreciation and amortization expense was approximately $1.4 million for the three months ended June 30, 2023, compared to approximately $1.3 million for the same period in 2022.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges was approximately $1.3 million for the three months ended June 30, 2023, compared to approximately $1.1 million for the same period in 2022, an increase of approximately $0.2 million.  The weighted average interest rate on our outstanding debt was 4.83% and 4.24% as of June 30, 2023 and 2022, respectively.

Gain on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2023 and 2022" above for further detail.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the three months ended June 30, 2023 and 2022 totaled approximately $1.1 million and $0.7 million, respectively.

RESULTS OF OPERATIONS FOR THE six MONTHS ENDED June 30, 2023 and 2022

Revenues. Total revenues were approximately $8.7 million for the six months ended June 30, 2023, compared to approximately $8.9 million for the same period in 2022.  As of June 30, 2023, we had approximately $138.9 million in net real estate assets, compared to approximately $125.5 million in net real estate assets at June 30, 2022.  The decrease in revenue is directly related to the non-renewal of Halliburton Energy Services lease located in Shea Center II, which ended on December 31, 2022, and the sale of our World Plaza property in March 2022.

Rental Operating Costs. Rental operating costs increased slightly to $3.0 million for the six months ended June 30, 2023, compared to approximately $2.9 million for the same period in 2022.

General and Administrative Expenses. G&A expenses for thesix months ended June 30, 2023 and 2022, totaled approximately $3.8 million and $2.8 million, respectively.  G&A expenses as a percentage of total revenue was 43.6% and 31.5% for the six months ended June 30, 2023 and 2022, respectively. The increase in G&A expenses in the six months ended June 30, 2023 is largely due to the G&A attributed to the SPAC, which was approximately $0.9 million and $0.5 million in the six months ended June 30, 2023, and June 30, 2022, respectively.

Depreciation and Amortization. Depreciation and amortization expense was approximately $2.7 million for the six months ended June 30, 2023, compared to approximately $2.7 million for the same period in 2022.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges, was approximately $2.2 million for the six months ended June 30, 2023, compared to approximately $2.1 million for the same period in 2022. The weighted average interest rate on our outstanding debt was 4.83% and 4.24% as of June 30, 2023 and 2022, respectively.

Gain on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2023 and 2022" above for further detail.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the six months ended June 30, 2023 and 2022 totaled approximately $1.5 million and $1.9 million, respectively.

Geographic Diversification Tables

The following tables show a list of commercial properties owned by the Company grouped by state and geographic region as of June 30, 2023:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	1	57,807	7.0%	$1,399,311	13.2%
Colorado	5	324,245	39.4%	4,974,153	47.0%
Maryland	1	31,752	3.9%	710,248	6.7%
North Dakota	4	397,761	48.4%	3,172,962	29.9%
Texas	1	10,500	1.3%	335,973	3.2%
Total	12	822,065	100.0%	$10,592,647	100.0%

The following tables show a list of our Model Home properties by geographic region as of June 30, 2023:

Geographic Region	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate of Aggregate % Annual Rent
Midwest	4	12,307	3.9%	$182,748	4.8%
Southeast	4	9,875	3.1%	172,428	4.5%
Southwest	97	297,054	93.0%	3,475,596	90.7%
Total	105	319,236	100%	$3,830,772	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings, and the sale of equity or debt securities. Management does not expect that the level of commercial property sales experienced during 2020, 2021 and 2022 to continue in the near future. Additionally, management is working to increase the number of commercial properties in the portfolio with new acquisitions, joint ventures, and other options to raise equity. Our cash and restricted cash at June 30, 2023 was approximately $8.7 million. Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. We also are actively seeking investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders, and may seek a revolving line of credit to provide short-term liquidity. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders.  Future principal payments due on our mortgage notes payables during 2023, total approximately $3.8 million, of which approximately $3.1 million is related to model home properties.  Management expects certain model home and commercial properties will be sold, and that the underlying mortgage notes will be paid off with sales proceeds, while other mortgage notes will be refinanced as the Company has done in the past. Additional principal payments will be made with cash flows from ongoing operations.  On March 11, 2022, the Company completed the sale of our property World Plaza, located in San Bernardino, CA, for $10 million to an unrelated third party.  This property was not encumbered by any debt and net cash proceeds will be used for future cash needs.  On December 31, 2022, the lease for our largest tenant, Halliburton Energy Services, Inc., expired.  Halliburton Energy Services, Inc. was located in our Shea Center II property in Colorado, and comprised approximately 8.4% of our 2022 annual base rent.  We placed approximately $1.1 million in a reserve account with our lender to cover future mortgage payments, if necessary.  Our management team is working to fill the space as quickly as possible and have leased approximately 20% of the space as of June 30, 2023.

On September 17, 2021, the Board of Directors authorized a stock repurchase program of up to $10 million of outstanding shares of our Series A Common Stock, which expired in September 2022. On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock. During the year ended December 31, 2022, the Company repurchased 196,631 shares of our Series A Common Stock at an average price of approximately $1.59 per share, including a commission of $0.035 per share, and 6,013 shares of our Series D Preferred Stock at an average price of approximately $20.31 per share, including a commission of $0.035 per share, for a total cost of $313,578 for the Series A Common Stock and $122,141 for the Series D Preferred Stock. These shares were treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders' equity at cost.  During the six months ended June 30, 2023, the Company did not repurchase any Series A Common Stock but did repurchase 12,612 shares of our Series D Preferred Stock at an average price of approximately $16.80 per share, including a commission of $0.035 per share, for a total cost of $211,872. 386 shares of Series D Preferred stock were repurchased in the three months ended March 31, 2023, for a total cost of $6,947, and an average cost of $18.00, including commission. 12,226 shares of Series D Preferred stock were repurchased in the three months ended June 30, 2023, for a total cost of $204,925, and an average cost of $16.76, including commission. While we will continue to pursue value-creating investments, the Board believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently.

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

The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the six months ended June 30, 2023 and 2022.  The Company intends to continue to pay dividends to our common stockholders on a quarterly basis, and on a monthly basis for the Series D Preferred stockholders going forward, but there can be no guarantee the Board of Directors will approve any future dividends.

Series A Common Stock:

Quarter Ended	2023	2022
	Distributions Declared	Distributions Declared
March 31	$0.022	$0.105
June 30	0.023	0.106
Total	$0.045	$0.211

Series D Preferred Stock:

Month	2023	2022
	Distributions Declared	Distributions Declared
January	$0.19531	$0.19531
February	0.19531	0.19531
March	0.19531	0.19531
April	0.19531	0.19531
May	0.19531	0.19531
June	0.19531	0.19531
Total	$1.17186	$1.17186

Our long-term liquidity needs include the proceeds necessary to grow and maintain our portfolio of investments. We believe that the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs. We are continually reviewing our existing portfolio to determine which properties have met our short- and long-term goals and reinvesting the proceeds in properties with better potential to increase performance. We expect to obtain additional cash in connection with refinancing of maturing mortgages and assumption of existing debt collateralized by some or all of our real property in the future to meet our long-term liquidity needs. If we are unable to arrange a line of credit, borrow on properties, issue debt instruments, privately place securities or sell securities to the public, we may not be able to acquire additional properties to meet our long-term objectives.

Cash Equivalents and Restricted Cash

At June 30, 2023, and December 31, 2022, we had approximately $8.7 million and $16.5 million in cash equivalents, respectively, including $3.7 million and $4.4 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts, short-term bonds and cash held in bank accounts at third-party institutions. During 2023 and 2022, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $3.7 million of our cash balance is intended for capital expenditures on existing properties, net of any construction financing (some of which is held in deposits reserve accounts by our lenders) during the rest of the year. We intend to use the remainder of our existing cash and cash equivalents for asset/property acquisitions, reduction of principal debt, general corporate purposes, common stock repurchases (if market conditions are met), or dividends to our stockholders.

Secured Debt

As of June 30, 2023 , all our commercial properties, except 300 NP which has no debt, had fixed-rate mortgage notes payable in the aggregate principal amount of  $72.7 million , collateralized by a total of 11  commercial properties with loan terms at issuance ranging from 5 to 22 years. The weighted-average interest rate on these mortgage notes payable as of June 30, 2023 , was approximately 4.65% , and our debt to estimated market value for our commercial properties was approximately 54.0%.

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

As of June 30, 2023, the Company had fixed-rate mortgage notes payable related to model homes in the aggregate principal amount of $31.5 million, excluding loans eliminated through consolidation, collateralized by a total of 100 Model Homes. These loans generally have a term at issuance of three to five years. As of June 30, 2023, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $315,000 and 5.24%, respectively. Our debt to estimated market value on all our model home properties is approximately 73.5%, excluding any loans eliminated through consolidation. The remaining mortgage related to the Dakota Center building holds a principal balance of approximately $9.3 million as of June 30, 2023, and matures on July 6, 2024. The Company is currently assessing options for payment of the Dakota Center mortgage by refinancing, paying in cash, selling the property, or by using another source of capital. We have been able to refinance maturing mortgages to extend maturity dates and we have not experienced any notable difficulties financing our acquisitions. The Company anticipates that any new mortgages used to acquire commercial properties or model homes in the near future will be at rates higher than our currently weighted average interest rate.

As of June 30, 2023, the Company, through its subsidiary, had loaned the SPAC $750,000 to fund its trust account and for operating expenses, and may lend up to $1.5 million in total. The loan is non-interest bearing, unsecured and will be repayable in full upon the earlier of (i) the date on which the SPAC consummates its initial business combination and (ii) the date that it's winding up is effective. This notes payable and notes receivable related to the SPAC, are eliminated through consolidation on our financial statements. For more information regarding this loan, see Footnote 10 in Item 1, Financial Statements.

Cash Flow for the six months ended June 30, 2023, and June 30, 2022

Operating Activities: Net cash used in operating activities for the six months ended June 30, 2023, totaled approximately $1.6 million, as compared to cash used in operating activities of $0.5 million for the six months ended June 30, 2022. The change in net cash used in operating activities is mainly due to changes in net income, which fluctuates based on timing of receipt and payment, as well as an increase in non-cash addbacks such as straight-line rent.

Investing Activities: Net cash provided by investing activities for the six months ended June 30, 2023, was approximately $105.3 million compared to approximately $121.1 million used in investing activities during the same period in 2022. The change from each period was primarily related to the gross cash invested into the trust account totaling approximately $134.9 million for Murphy Canyon during the six months ended 2022 and the redemption of approximately $114.1 million funds during the six months ended June 30, 2023, for SPAC redemptions. During the six months ended June 30, 2023, this was partially offset by cash used in real estate acquisition totaling approximately $4.6 million. For the six months ended June 30, 2022, the cash used was partially offset by approximately $12.9 million of cash from real estate sales.

We currently project that we could spend up to $3.7 million, net of any construction financing (some of which is held in deposits reserve accounts by our lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio during the rest of the year. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures in the future due to rising construction costs. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities: Net cash used in financing activities during the six months ended June 30, 2023, was $111.5 million compared to $127.9 million provided by financing activities for the same period in 2022 and was primarily due to the following activities for the six months ended June 30, 2023:

•	Cash paid of approximately $114.1 million for redemptions for Murphy Canyon common stock during the six months ended June 30, 2023.

•	Repayment of mortgage notes payable totaled approximately $6.4 million.

•	Dividends paid to Series A Common Stockholders of approximately $0.6 million, and Series D Preferred Stockholders of approximately $1.1 million.

•	Distributions to noncontrolling interest of approximately $2.0 million.

These decreases to cash used in financing activities were offset by proceeds from mortgage notes payable of approximately $12.8 million.

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

Common Stock Warrants:

If all the potential Common Stock Warrants outstanding at June 30, 2023, were exercised at the price of $5.00 per share, gross proceeds to us would be approximately $10.0 million and we would as a result issue an additional 2,000,000 shares of common stock.

Placement Agent Warrants:

If all the potential Placement Agent Warrants outstanding at June 30, 2023, were exercised at the price of $6.25 per share, gross proceeds to us would be approximately $0.5 million and we would as a result issue an additional 80,000 shares of common stock.

January 14, 2022, was the record date with respect to the distribution of five-year listed warrants (the “Series A Warrants”).  The Series A Warrants and the shares of common stock issuable upon the exercise of the Series A Warrants were registered on a registration statement that was filed with the SEC and was declared effective January 21, 2022. The Series A Warrants commenced trading on the Nasdaq Capital Market under the symbol “SQFTW” on January 24, 2022 and were distributed on that date to persons who held shares of common stock and existing outstanding warrants as of the January 14, 2022 record date, or who acquired shares of common stock in the market following the record date, and who continued to hold such shares at the close of trading on January 21, 2022.  The Series A Warrants give the holder the right to purchase one share of common stock at $7.00 per share, for a period of five years. Should warrant holders not exercise the Series A Warrants during that holding period, the Series A Warrants will automatically convert to 1/10 of a common share at expiration, rounded down to the nearest number of whole shares.

Series A Warrants:

If all the potential Series A Warrants outstanding at June 30, 2023, were exercised at the price of $7.00 per share, gross proceeds to us would be approximately $101.2 million and we would as a result issue an additional 14,450,069 shares of common stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In accordance with the IRA, the Company accrues the expected excise tax obligation at the end of each reporting period as a cost of redeeming any shares as of that date. In connection with the vote to approve the Charter Amendment Proposal for the SPAC, holders of 11,037,272 shares of SPAC Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock for the aggregate redemption amount of $114,068,280. As such the Company has recorded a 1% excise tax liability in the amount of $1,140,683 on the condensed balance sheet as of June 30, 2023. The liability does not impact the condensed statements of operations or condensed statement cash flows and is an offset against additional paid in capital, to the extent available, and accumulated deficit. This excise tax liability can be offset by a future issuance of shares which will be evaluated and adjusted in the period in which the issuances occur. Should the SPAC liquidate prior to December 31, 2023, the excise tax liability will not be due.

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

The following table contains information for shares of common stock repurchased during the three months ended June 30, 2023.

Stock repurchases for Series A Common Stock.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2023	—	$—	—	$—
May 2023	—	—	—	—
June 2023	—	—	—	5,717,340
Total	—	$—	—	$5,717,340

Stock repurchases for Series D Preferred Stock.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2023	1,711	$17.88	1,711	$3,840,326
May 2023	5,439	$16.96	5,439	3,748,066
June 2023	5,076	$16.17	5,076	3,665,987
Total	12,226	$16.76	12,226	$3,665,987

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023.

31.2

Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023

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

Date: August 14, 2023	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

	By:	/s/ Adam Sragovicz
	Name:	Adam Sragovicz
	Title:	Chief Financial Officer

	By:	/s/ Ed Bentzen
	Name:	Ed Bentzen
	Title:	Chief Accounting Officer