Form 10-Q
period 2023-09-30
Presidio Property Trust, Inc.
filed 2023-11-14
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

At November 13, 2023, registrant had issued and outstanding 13,129,943 shares of its Series A Common Stock, $0.01 par value per share.

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$20,580,587	$19,189,386
Buildings and improvements	133,531,747	125,979,374
Tenant improvements	15,636,305	13,861,839
Lease intangibles	4,110,139	4,110,139
Real estate assets and lease intangibles held for investment, cost	173,858,778	163,140,738
Accumulated depreciation and amortization	(37,845,097)	(34,644,511)
Real estate assets and lease intangibles held for investment, net	136,013,681	128,496,227
Real estate assets held for sale, net	2,434,624	2,016,003
Real estate assets, net	138,448,305	130,512,230
Other assets:
Cash, cash equivalents and restricted cash	7,778,764	16,516,725
Deferred leasing costs, net	1,501,812	1,516,835
Goodwill	2,423,000	2,423,000
Investment in Conduit Pharmaceuticals marketable securities (see Notes 2 & 9)	23,996,141	—
Other assets, net (see Note 6)	3,785,367	3,511,681
Total other assets	39,485,084	23,968,241
Investments held in Trust (see Notes 2 & 9)	-	136,871,183
TOTAL ASSETS	$177,933,389	$291,351,654
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$101,059,368	$95,899,176
Mortgage notes payable related to properties held for sale, net	1,428,848	999,523
Mortgage notes payable, total net	102,488,216	96,898,699
Accounts payable and accrued liabilities	5,294,349	4,028,564
Accounts payable and accrued liabilities of SPAC (see Notes 2 & 9)	-	5,046,725
Accrued real estate taxes	1,506,532	1,879,875
Dividends payable	478,253	178,511
Lease liability, net	23,989	46,833
Below-market leases, net	14,509	18,240
Total liabilities	109,805,848	108,097,447
Commitments and contingencies (Note 2 & 9):
SPAC Class A common stock subject to possible redemption; none as of September 30, 2023 and 13,225,000 shares as of December 31, 2022 (at $10.45 per share), net of issuance cost of approximately $6,400,000	-	130,411,135
Equity:
Series D Preferred Stock, $0.01 par value per share; 1,000,000 shares authorized; 898,940 shares issued and outstanding (liquidation preference $25.00 per share) as of September 30, 2023 and 913,987 shares issued and outstanding as of December 31, 2022	8,989	9,140
Series A Common Stock, $0.01 par value per share, shares authorized: 100,000,000; 11,859,726 shares and 11,807,893 shares were issued and outstanding at September 30, 2023 and December 31, 2022, respectively	118,597	118,079
Additional paid-in capital	181,483,892	182,044,157
Dividends and accumulated losses	(121,638,764)	(138,341,750)
Total stockholders' equity before noncontrolling interest	59,972,714	43,829,626
Noncontrolling interest	8,154,827	9,013,446
Total equity	68,127,541	52,843,072
TOTAL LIABILITIES AND EQUITY	$177,933,389	$291,351,654

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Rental income	$4,262,790	$4,243,887	$12,534,431	$12,884,280
Fees and other income	221,384	148,088	615,107	401,697
Total revenue	4,484,174	4,391,975	13,149,538	13,285,977
Costs and expenses:
Rental operating costs	1,478,479	1,434,225	4,452,628	4,365,781
General and administrative	1,635,610	1,509,139	5,413,413	4,306,835
Depreciation and amortization	1,351,705	1,318,164	4,054,109	3,973,582
Total costs and expenses	4,465,794	4,261,528	13,920,150	12,646,198
Other income (expense):
Interest expense - mortgage notes	(1,375,199)	(1,382,120)	(3,579,381)	(3,485,693)
Interest and other income, net	254,486	590,586	1,394,687	757,318
Gain on sales of real estate, net	757,285	1,307,258	2,294,574	4,057,527
Loss on Conduit marketable securities	(17,682,154)	—	(17,682,154)	—
Gain on deconsolidation of SPAC	40,321,483	—	40,321,483	—
Income tax expense	(134,620)	(294,996)	(632,147)	(819,520)
Total other income, net	22,141,281	220,728	22,117,062	509,632
Net income	22,159,661	351,175	21,346,450	1,149,411
Less: Income attributable to noncontrolling interests	(673,279)	(1,114,928)	(2,155,212)	(3,032,806)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$21,486,382	$(763,753)	$19,191,238	$(1,883,395)
Less: Preferred Stock Series D dividends	(527,873)	(538,286)	(1,595,606)	(1,616,397)
Less: Series A Warrant dividend	—	—	—	(2,456,512)
Net income (loss) attributable to Presidio Property Trust, Inc. common stockholders	$20,958,509	$(1,302,039)	$17,595,632	$(5,956,304)

Net loss per share attributable to Presidio Property Trust, Inc. common stockholders:
Basic & Diluted	$1.77	$(0.11)	$1.49	$(0.51)

Weighted average number of common shares outstanding - basic & dilutive	11,851,343	11,780,090	11,841,847	11,784,500

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2022	913,987	$9,140	11,807,893	$118,079	$182,044,157	$(138,341,750)	$43,829,626	$9,013,446	$52,843,072
Net (loss) income	—	—	—	—	—	(995,540)	(995,540)	387,081	(608,459)
Dividends paid to Series A common stockholders	—	—	—	—	—	(287,655)	(287,655)	—	(287,655)
Dividends to Series D preferred stockholders	—	—	—	—	—	(535,448)	(535,448)	—	(535,448)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(518,642)	(518,642)
Remeasurement of SPAC shares to redemption value	—	—	—	—	(158,900)	—	(158,900)	—	(158,900)
Accrued excise tax on SPAC redemptions	—	—	—	—	(1,140,683)	—	(1,140,683)	—	(1,140,683)
Repurchase of Series D preferred stock, at cost	(386)	(4)	—	—	(6,943)	—	(6,947)	—	(6,947)
Vesting of Common Stock	—	—	27,371	274	28,466	—	28,740	—	28,740
Balance, March 31, 2023	913,601	$9,136	11,835,264	$118,353	$180,766,097	$(140,160,393)	$40,733,193	$8,881,885	$49,615,078
Net (loss) income	—	—	—	—	—	(1,299,604)	(1,299,604)	1,094,852	(204,752)
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(302,496)	(302,496)	—	(302,496)
Dividends to Series D Preferred Stockholders	—	—	—	—	—	(532,285)	(532,285)	—	(532,285)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(1,442,668)	(1,442,668)
Remeasurement of SPAC shares to redemption value	—	—	—	—	(247,094)	—	(247,094)	—	(247,094)
Repurchase of Series D preferred stock, at cost	(12,226)	(122)	—	—	(204,803)	—	(204,925)	—	(204,925)
Vesting of Common Stock	—	—	14,446	144	50,855	—	50,999	—	50,999
Balance, June 30, 2023	901,375	$9,014	11,849,710	$118,497	$180,365,055	$(142,294,778)	$38,197,788	$8,534,069	$46,731,857
Net income	—	—	—	—	—	21,486,382	21,486,382	673,279	22,159,661
Vesting of restricted stock	—	—	10,016	100	17,027	—	17,127	—	17,127
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(302,495)	(302,495)	—	(302,495)
Dividends to Series D Preferred Stockholders	—	—	—	—	—	(527,873)	(527,873)	—	(527,873)
Reversal of accrued excise tax on SPAC redemptions prior to deconsolidation	—	—	—	—	1,140,683	—	1,140,683	—	1,140,683
Repurchase of Series D Preferred Stock, at cost	(2,435)	(25)	—	—	(38,873)	—	(38,898)	—	(38,898)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(1,052,521)	(1,052,521)
Balance, September 30, 2023	898,940	$8,989	11,859,726	$118,597	$181,483,892	$(121,638,764)	$59,972,714	$8,154,827	$68,127,541

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2021	920,000	$9,200	11,599,720	$115,997	$186,492,012	$(130,947,434)	$55,669,775	$9,812,845	$65,482,620
Net (loss) income	—	—	—	—	—	(828,486)	(828,486)	1,208,676	380,190
Vesting of restricted stock	—	—	196,250	1,963	762,423	—	764,386	—	764,386
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(1,298,252)	(1,298,252)	—	(1,298,252)
Dividends to Series D Preferred Stockholders	—	—	—	—	—	(539,056)	(539,056)	—	(539,056)
Remeasurement of SPAC common stock subject to possible redemption upon IPO, Public Warrants and Private Placement Units, net of offering costs	—	—	—	—	(4,023,113)	—	(4,023,113)	—	(4,023,113)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(258,410)	(258,410)
Balance, March 31, 2022	920,000	$9,200	11,795,970	$117,960	$183,231,322	$(133,613,228)	$49,745,254	$10,763,111	$60,508,365
Net (loss) income	—	—	—	—	—	(291,156)	(291,156)	709,202	418,046
Vesting of restricted stock	—	—	8,198	82	27,955	—	28,037	—	28,037
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(1,311,202)	(1,311,202)	—	(1,311,202)
Dividends to Series D Preferred Stockholders	—	—	—	—	—	(539,056)	(539,056)	—	(539,056)
SPAC remeasurement of Class A shares	—	—	—	—	(101,767)	—	(101,767)	—	(101,767)
Repurchase of Series A Common Stock, at cost	—	—	(10,411)	(104)	(30,625)	—	(30,729)	—	(30,729)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(2,355,942)	(2,355,942)
Balance, June 30, 2022	920,000	$9,200	11,793,757	$117,938	$183,126,885	$(135,754,642)	$47,499,381	$9,116,371	$56,615,752
Net (loss) income	—	—	—	—	—	(763,753)	(763,753)	1,114,928	351,175
Vesting of restricted stock	—	—	13,020	130	47,914	—	48,044	—	48,044
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(247,627)	(247,627)	—	(247,627)
Dividends to Series D Preferred Stockholders	—	—	—	—	—	(538,286)	(538,286)	—	(538,286)
SPAC remeasurement of Class A shares	—	—	—	—	(609,920)	—	(609,920)	—	(609,920)
Repurchase of Series A Common Stock, at cost	—	—	(151,194)	(1,512)	(245,455)	—	(246,967)	—	(246,967)
Repurchase of Series D Preferred Stock, at cost	(3,939)	(39)	—	—	(84,347)	—	(84,386)		(84,386)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(1,198,346)	(1,198,346)
Balance, September 30, 2022	916,061	$9,161	11,655,583	$116,556	$182,235,077	$(137,304,308)	$45,056,486	$9,032,953	$54,089,439

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$21,346,450	$1,149,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,054,109	3,973,582
Stock compensation	828,193	861,837
Bad debt expense	27,729	11,116
Gain on sale of real estate assets, net	(2,294,574)	(4,057,527)
Gain on deconsolidation of SPAC investment	(40,321,483)	—
Net change in Conduit fair value marketable securities	17,682,154	—
Net change in fair value marketable securities	(169,530)	70,183
Net change in fair value SPAC Trust Account	(1,209,542)	(811,687)
Amortization of financing costs	263,863	180,250
Amortization of below-market leases	(3,731)	(41,167)
Straight-line rent adjustment	(280,619)	(148,181)
Changes in operating assets and liabilities:
Other assets	(92,877)	585,984
Accounts payable and accrued liabilities	378,761	245,652
Accounts payable and accrued liabilities for the SPAC	652,577	316,128
Accrued real estate taxes	(373,343)	(447,279)
Net cash provided by operating activities	488,137	1,888,302
Cash flows from investing activities:
Real estate acquisitions	(13,715,923)	(8,087,250)
Additions to buildings and tenant improvements	(2,817,786)	(1,939,712)
Investment in marketable securities	(2,083,328)	(1,243,672)
Proceeds from sale of marketable securities	2,302,456	1,787,695
Investment of SPAC IPO proceeds into Trust Account	(624,998)	(134,895,000)
Withdrawals from Trust Account for SPAC taxes	832,480	—
Withdrawals from Trust Account for Redemption of SPAC Shares	137,157,011	—
Deletions / (additions) to deferred leasing costs	5,808	(53,377)
Proceeds from sales of real estate, net	7,113,065	20,603,179
Net cash provided by (used in) investing activities	128,168,785	(123,828,137)
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	13,400,934	14,992,425
Repayment of mortgage notes payable	(7,885,953)	(9,586,079)
Payment of deferred offering costs	—	(3,201,266)
Distributions to noncontrolling interests, net	(3,013,831)	(3,812,698)
Proceeds from initial public offering of SPAC	—	132,859,920
SPAC offering non-controlling interest adjustment	—	(609,920)
Redemption of SPAC shares	(137,157,011)	—
Repurchase of Series A Common Stock, at cost	—	(277,696)
Repurchase of Series D Preferred Stock, at cost	(250,770)	(84,386)
Dividends paid to Series D Preferred Stockholders	(1,595,606)	(1,616,398)
Dividends paid to Series A Common Stockholders	(892,646)	(2,857,081)
Net cash (used in) provided by financing activities	(137,394,883)	125,806,821
Net (decrease) increase in cash equivalents and restricted cash	(8,737,961)	3,866,986
Cash, cash equivalents and restricted cash - beginning of period	16,516,725	14,702,089
Cash, cash equivalents and restricted cash - end of period	$7,778,764	$18,569,075
Supplemental disclosure of cash flow information:
Interest paid-mortgage notes payable	$3,637,980	$3,038,713
Non-cash financing activities:
Potentially convertible common stock for SPAC	$—	$134,895,000
Dividends payable - Common Stock Series A	$302,495	$—
Dividends payable - Preferred Stock Series D	$175,758	$178,916

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2023

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

The Company or one of its affiliates operates the following partnerships during the periods covered by these condensed consolidated financial statements:

•	The Company is the sole general partner and limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), both of which, at September 30, 2023, had ownership interests in an entity that owns income producing real estate. The Company refers to these entities collectively as the "NetREIT Partnerships".

•	The Company is the general and limited partner in five limited partnerships that purchase model homes and lease them back to homebuilders (Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP, Dubose Model Home Investors #204, LP, Dubose Model Home Investors #205, LP, and Dubose Model Home Investors #206, LP). The Company refers to these entities collectively as the “Model Home Partnerships”.

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

Liquidity. The Company's anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings, and the sale of equity or debt securities. Future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. The Company is also seeking investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. If necessary, the Company may seek other short-term liquidity alternatives, such as bridge loans, refinancing an unencumbered property or a bank line of credit depending on the credit environment.

Short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders. Future principal payments due on mortgage notes payables, during the fourth quarter of 2023, total approximately $3.4 million, of which $3.1 million is related to model home properties. Management expects certain model home properties can be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes can be refinanced, as the Company has historically been able to do in the past. Additional principal payments will be made with cash flows from ongoing operations.

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

The Company served as the sponsor of the former special purpose acquisition company Murphy Canyon Acquisition Corp. ("Murphy Canyon" or the “SPAC”) since its creation in October 2021 and certain officers and directors of the Company also served as officers and directors of the SPAC.  On September 22, 2023, Murphy Canyon completed its business combination with Conduit Pharmaceuticals Limited (“Conduit Pharma”) and changed its name to Conduit Pharmaceuticals Inc. (“Conduit”).  Immediately prior to the business combination the Company owned approximately 65% of the SPAC’s outstanding common stock.  Upon consummation of the business combination, the SPAC’s shares of Class B common stock were converted into shares of its Class A common stock and the shares of Class A common stock were then reclassified as a single class of Conduit common stock. As a result of the business combination, the Company was issued (i) 3,306,250 shares of Conduit’s common stock due to the conversion of the shares of the SPAC’s Class B common stock into shares of the SPAC’s Class A common stock and then reclassification into shares of Conduit common stock, (ii) 754,000 shares of Conduit common stock, which prior to the business combination were shares of the SPAC’s Class A common stock and (iii) private warrants to purchase 754,000 shares of Conduit common stock, which prior to the business combination were warrants to purchase 754,000 shares of the SPAC’s Class A common stock. Also in the business combination, shareholders and debtholders of Conduit Pharma were issued 65,000,000 shares of Conduit common stock.  Immediately following the consummation of the business combination, the Company transferred 45,000 shares of Conduit common stock and warrants to purchase 45,000 shares of Conduit common stock to the SPAC’s independent directors as compensation for their services. As a result, the Company owned approximately 6.5% of Conduit as of September 30, 2023. In connection with the business combination, the Company’s officers and directors who also served as officers and directors of the SPAC resigned from the SPAC, with the exception of the Company’s former Chief Financial Officer who resigned from the Company.

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

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position as of September 30, 2023, and  December 31, 2022, as well as results of our operations, and cash flows as of, and for the three and nine months ended September 30, 2023 and 2022, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, due to real estate market fluctuations, available mortgage lending rates and other unknown factors. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements included in the Form 10-K filed with the SEC on March 28, 2023.

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

The condensed consolidated financial statements also include the accounts of (a) Murphy Canyon up until September 22, 2023.  Murphy Canyon was a SPAC for which we served as the financial sponsor (as described herein), and which was deemed to be controlled by us as a result of our 65% equity ownership stake, the overlap of three of our executive officers as executive officers of Murphy Canyon, and significant influence that we could exercise over the funding and acquisition of new operations for an initial business combination ("IBC") (see Note 2, Variable Interest Entity). All intercompany balances, prior to deconsolidation and loss of control on September 22, 2023, have been eliminated in consolidation.

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

The value attributable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net increase in rental income of approximately $1,200 and $3,700 for the three and nine months ended September 30, 2023.  Amortization of above and below-market rents resulted in a net increase in rental income of approximately $14,000 and $41,000 for the three and nine months ended September 30, 2022.

The value of in-place leases and unamortized lease origination costs are amortized to expenses over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third-party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $4,300 and $13,100 for the three and nine months ended September 30, 2023.  Amortization expenses related to these assets was approximately $50,000 and $152,300 for the three and nine months ended September 30, 2022.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third-party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At September 30, 2023 and  December 31, 2022, the Company had net deferred leasing costs of approximately $1.5 million and $1.5 million, respectively. Total amortization expense for the three and nine months ended September 30, 2023, was approximately $123,000 and $352,000. Total amortization expense for the three and nine months ended September 30, 2022, was approximately $94,000 and $283,000.

Cash Equivalents and Restricted Cash. At September 30, 2023 and December 31, 2022, we had approximately $7.8 million and $16.5 million in cash, cash equivalents and restricted cash, respectively, of which approximately $3.7 million and $4.4 million represented restricted cash, respectively.  The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds and short-term bonds. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At September 30, 2023 and  December 31, 2022, the Company had approximately $0.5 million and $8.8 million, respectively, in deposits in financial institutions that exceeded the federally insurable limits. Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are for payment of property taxes, insurance, leasing costs and capital expenditures.

Real Estate Held for Sale and Discontinued Operations. We generally reclassify assets to "held for sale" when the disposition has been approved, it is available for immediate sale in its present condition, we are actively seeking a buyer, and the disposition is considered probable within one year.  Additionally, real estate sold during the current period is classified as “real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Mortgage notes payable related to the real estate sold during the current period are classified as “notes payable related to real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Additionally, we record the operating results related to real estate that has been disposed of as discontinued operations for all periods presented if the operations have been eliminated and represent a strategic shift and we will not have any significant continuing involvement in the operations of the property following the sale.  As of September 30, 2023, no commercial property met the criteria to be classified as "held for sale" and seven model homes were classified as held for sale.

Deferred Offering Costs. Deferred offering costs represent legal, accounting and other direct costs related to our offerings. As of September 30, 2023 and December 31, 2022, we have not incurred any deferred offering costs as of the end of each period.

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

Additionally, in an inactive market, a market price quoted from an independent third-party may rely more on models with inputs based on information available only to that independent third-party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. As of September 30, 2023 and December 31, 2022, our marketable securities presented on the consolidated balance sheets within other assets were measured at fair value using Level 1 market prices and totaled approximately $0.6 million and $0.8 million, respectively, with a cost basis of approximately $0.7 million and $0.9 million, respectively.  Additionally, the funds held in the Trust Account for the SPAC Class A common stockholders included a money market portfolio that was comprised of U.S. Treasury securities, considered cash equivalent, which were measured at fair value using Level 1 and totaled approximately $0 million and $136.9 million as of September 30, 2023 and December 31, 2022, respectively.  Our investments in Conduit's common stock and common stock warrants presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $24.0 million as of September 30, 2023, with a cost basis of approximately $7.5 million.  The Company entered into a lock-up agreement with Conduit regarding the common stock held by the Company, for 180 days from the closing of the business combination which will end March 20, 2024.  There were no financial liabilities measured at fair value as of September 30, 2023 and December 31, 2022.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Common Stock Warrants	2,000,000	2,000,000	2,000,000	2,000,000
Placement Agent Warrants	80,000	80,000	80,000	80,000
Series A Warrants	14,450,069	14,450,069	14,450,069	14,450,069
Unvested Common Stock Grants	1,292,238	577,563	1,292,238	577,563

Total potentially dilutive shares	17,822,307	17,107,632	17,822,307	17,107,632

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

The Company was involved in the formation of an entity considered to be a VIE, prior to September 22, 2023, when Murphy Canyon completed its business combination. The Company evaluated the consolidation of this entity as required pursuant to ASC Topic 810 relating to the consolidation of such VIE. The Company’s determination of whether it is the primary beneficiary of the VIE is based in part on an assessment of whether or not the Company and its related parties have the power to direct activities of the VIE and are exposed to the majority of the risks and rewards of the entity.

Following the completion of the Murphy Canyon IPO in January 2022, we determined that Murphy Canyon was a VIE in which we had a variable interest because we participated in its formation and design, manage the significant activities, and Murphy Canyon did not have enough equity at risk to finance its activities without additional subordinated financial support. We have also determined that Murphy Canyon's public stockholders did not have substantive rights, and their equity interest constituted temporary equity, outside of permanent equity, in accordance with ASC 480-10-S99-3A. As such, we have concluded that, prior to the Business Combination, we were the primary beneficiary of Murphy Canyon as a VIE, as we had the right to receive benefits or the obligation to absorb losses of the entity, as well as the power to direct a majority of the activities that significantly impacted Murphy Canyon's economic performance. Since we were the primary beneficiary, Murphy Canyon was consolidated into our condensed consolidated financial statements. See Note 9 Commitments and Contingencies for additional details regarding Murphy Canyon.

Shares Subject to Possible Redemption. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants which were classified as permanent equity as described below), the proceeds and initial carrying value of Class A common stock classified as temporary equity was allocated in accordance with ASC 470-20. The Murphy Canyon Class A common stock is subject to ASC 480-10-S99. In addition, because it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We have elected to recognize the accretion resulting from changes in redemption value immediately during the three months ended March 31, 2022, and every quarter since then, until September 22, 2023 as noted above.  See Note 9 Commitments and Contingencies for additional details regarding Murphy Canyon.

Excise Tax. In accordance with the Inflation Reduction Act of 2022, the Company accrues the expected excise tax obligation at the end of each reporting period as a cost of redeeming any shares as of that date. In connection with the vote to approve the Charter Amendment Proposal for the SPAC, holders of 11,037,272 shares of SPAC Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock for the aggregate redemption amount of $114,068,280.  As such the SPAC had recorded a 1% excise tax liability in the amount of $1,140,683 during January 2023. The liability did not impact the condensed statements of operations or condensed statement cash flows and is an offset against additional paid in capital, to the extent available, and accumulated deficit.  On September 22, 2023, Murphy Canyon completed its business combination with Conduit  Pharma and shareholders and debtholders of Conduit Pharma were issued 65,000,000 shares of Conduit common stock.  The excise tax liability recorded in connection with the January 2023 redemptions was reversed in full by the issuance of Conduit shares on  September 22, 2023.

Warrant Instruments SPAC. Murphy Canyon accounted for warrants in accordance with the guidance contained in ASC 480 and FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40 and ASC 840 warrants that meet the criteria for equity treatment are recorded in stockholder’s equity. The warrants are subject to re-evaluation of the proper classification and accounting treatment at each reporting period. If the warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the statements of operations. The warrants meet the criteria for classification as equity because they were not exercisable until after the SPAC business combination, which occurred on September 22, 2023, at which point the common shares are no longer redeemable and because they are indexed to Murphy Canyon's common stock and meet the other criteria for equity classification.   See Note 9 Commitments and Contingencies for additional details regarding Murphy Canyon / Conduit.

Subsequent Events. We evaluate subsequent events up until the date the condensed consolidated financial statements are issued.

Recently Issued and Adopted Accounting Pronouncements.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820.  The update clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value.  It also requires the following disclosures for equity securities subject to contractual sale restrictions:

1.	The fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet,
2.	The nature and remaining duration of the restriction(s), and
3.	The circumstances that could cause a lapse in the restriction(s).

For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance.  The Company has adopted this guidance during the three months ended September 30, 2023 and will apply it to fair value measurements as of September 30, 2023.

3. RECENT REAL ESTATE TRANSACTIONS

Acquisitions during the nine months ended September 30, 2023:

•	The Company acquired 25 model homes for approximately $13.7 million. The purchase price was paid through cash payments of approximately $4.2 million and mortgage notes of approximately $9.5 million.

Acquisitions during the nine months ended September 30, 2022:

•	The Company acquired 15 model homes for approximately $8.1 million. These acquisitions were paid for with approximately $2.5 million in cash payments and approximately $5.6 million in mortgage loans.

Dispositions during the nine months ended September 30, 2023:

•	The Company sold 15 model homes for approximately $7.8 million and recognized a gain of approximately $2.3 million.

Dispositions during the nine months ended September 30, 2022:

•	The Company sold World Plaza, on March 11, 2022, for approximately $10.0 million and recognized a loss of approximately $0.3 million.

•	The Company sold 25 model homes for approximately $13.5 million and recognized a gain of approximately $4.3 million.

4. REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, retail, and triple-net leased model home properties.  We have five commercial properties located in Colorado, four in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are located in five states. As of September 30, 2023, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial property (“Office/Industrial Properties”) which total approximately 758,356 rentable square feet;

•	Three retail shopping centers (“Retail Properties”) which total approximately 65,242 rentable square feet; and

•

102 model home residential properties (“Model Homes” or “Model Home Properties”), totaling approximately 309,257 square feet, leased back on a triple-net basis to homebuilders, that are owned by five affiliated limited partnerships and one wholly-owned corporation, all of which we control.

A summary of the properties owned by the Company as of September 30, 2023 and  December 31, 2022 is as follows:

	Date		Real estate assets, net
Property Name	Acquired	Location	September 30, 2023	December 31, 2022
Genesis Plaza (1)	August 2010	San Diego, CA	$7,697,493	$7,995,980
Dakota Center	May 2011	Fargo, ND	8,923,571	8,569,537
Grand Pacific Center (2)	March 2014	Bismarck, ND	6,084,032	5,228,006
Arapahoe Center	December 2014	Centennial, CO	8,565,680	8,664,604
Union Town Center	December 2014	Colorado Springs, CO	8,969,912	9,039,039
West Fargo Industrial	August 2015	Fargo, ND	6,874,243	6,893,292
300 N.P.	August 2015	Fargo, ND	2,801,682	2,899,694
Research Parkway	August 2015	Colorado Springs, CO	2,273,906	2,319,588
One Park Center	August 2015	Westminster, CO	7,754,915	7,991,809
Shea Center II	December 2015	Highlands Ranch, CO	19,274,869	19,501,998
Mandolin (3)	August 2021	Houston, TX	4,715,201	4,783,985
Baltimore	December 2021	Baltimore, MD	8,522,343	8,690,874
Presidio Property Trust, Inc. properties			92,457,847	92,578,406
Model Home properties (4)	2017 - 2023	AZ, FL, IL, TX, WI	45,990,458	37,933,824
Total real estate assets and lease intangibles, net			$138,448,305	$130,512,230

(1)	Genesis Plaza is owned by two tenants-in-common, each of which owns 57% and 43%, respectively, and we beneficially own an aggregate of 76.4%.

(2)
Grand Pacific Center property and entered into a 10 year lease with KLJ Engineering LLC to occupy 33,296 square feet of the building.  The lease will commence when the tenant improvements have been substantially completed.

(3)	Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.

(4)	Includes Model Homes listed as held for sale as of September 30, 2023. and December 31, 2022, respectively.

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	September 30, 2023			December 31, 2022
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$2,515,264	$(2,492,570)	$22,694	$2,515,264	$(2,485,234)	$30,030
Leasing costs	1,261,390	(1,242,399)	18,991	1,261,390	(1,236,591)	24,799
Above-market leases	333,485	(333,485)	—	333,485	(333,485)	—
	$4,110,139	$(4,068,454)	$41,685	$4,110,139	$(4,055,310)	$54,829

At  September 30, 2023, and  December 31, 2022, there were no gross lease intangible assets and accumulated amortization related to the lease intangible assets included in real estate assets held for sale.

The net value of acquired intangible liabilities was approximately $14,509 and $18,240 relating to below-market leases at  September 30, 2023 and  December 31, 2022, respectively.

Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

2023	$4,382
2024	17,526
2025	15,670
2026	4,107
Total	$41,685

6. OTHER ASSETS

Other assets consist of the following:

	September 30,	December 31,
	2023	2022
Deferred rent receivable	$1,922,450	$1,641,831
Investment in marketable securities (not including Conduit)	614,063	797,749
Prepaid expenses, deposits and other	522,828	619,621
Notes receivable	316,374	316,374
Accounts receivable, net	386,318	67,780
Right-of-use assets, net	23,334	45,843
Other intangibles, net	-	22,483
Total other assets	$3,785,367	$3,511,681

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

As of September 30, 2023, we owned common shares of 14 different publicly traded REITs and no written covered call options in any of those same REITs.  The gross fair market value on our publicly traded REIT securities was $614,063.  As of September 30, 2023, the net fair value of our publicly traded REIT securities was $614,063 based on the September 30, 2023, closing prices.  As of December 31, 2022, we owned common shares of 18 different publicly traded REITs and an immaterial amount of covered call options in three of those same REITs.  The gross fair market value on our publicly traded REIT securities was $798,206, with covered call options totaling $457.  As of December 31, 2022, the net fair value of our publicly traded REIT securities was $797,749 based on the December 31, 2022 closing prices.

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following:

	Principal as of
	September 30,	December 31,	Loan	Interest
Mortgage note property	2023	2022	Type	Rate (1)	Maturity
Dakota Center	9,260,159	9,442,976	Fixed	4.74%	7/6/2024
Research Parkway	1,603,836	1,648,237	Fixed	3.94%	1/5/2025
Arapahoe Service Center	7,471,082	7,602,273	Fixed	4.34%	1/5/2025
Union Town Center	7,910,038	8,025,300	Fixed	4.28%	1/5/2025
One Park Centre	6,074,444	6,163,177	Fixed	4.77%	9/5/2025
Genesis Plaza	5,967,580	6,055,682	Fixed	4.71%	9/6/2025
Shea Center II	17,022,587	17,229,573	Fixed	4.92%	1/5/2026
West Fargo Industrial (2)	3,942,804	4,030,297	Fixed	6.70%	8/5/2029
Grand Pacific Center (3)	3,806,187	3,496,330	Fixed	6.35%	5/5/2033
Baltimore	5,670,000	5,670,000	Fixed	4.67%	4/6/2032
Mandolin	3,589,108	3,635,362	Fixed	4.35%	4/20/2029
Subtotal, Presidio Property Trust, Inc. Properties	$72,317,825	$72,999,207
Model Home mortgage notes (4)	30,948,811	24,752,448	Fixed		2023 - 2028
Mortgage Notes Payable	$103,266,636	$97,751,655
Unamortized loan costs	(778,420)	(852,956)
Mortgage Notes Payable, net	$102,488,216	$96,898,699

(1)	Interest rates as of September 30, 2023.
(2)	On August 5, 2023, the lender increased the interest rate to 6.70%. The loan agreement states that the lender may, upon not less than sixty (60) days prior, give written notice to the Company to increase the interest rate effective on August 5, 2023, and August 5, 2026, to the rate then being quoted by the lender for new three-year commercial mortgage loans of similar size and quality with like terms and security (provided that in no event shall the new rate be less than the initial rate).
(3)

On May 5, 2023, the Company, through its subsidiary, refinanced the mortgage loan on our Grand Pacific Center property and entered into a construction loan related to the tenant improvement associated with the KLJ Engineering LLC lease to occupy 33,296 square feet of the building. The refinanced loan is for approximately $3.8 million, a term of 10 years, with an interest rate of 6.35%, for the first 60 months.  The interest rate is subject to reset in year five. The construction loan is for approximately $2.7 million, a term of 10 years, and will begin amortizing in year three, with an interest rate of 6.35%, for the first 60 months. The interest rate is subject to reset in year five.  As of September 30, 2023, we had not drawn down on the construction loan.

(4)	As of September 30, 2023, there were seven model homes included as real estate assets held for sale. Our model homes have stand-alone mortgage notes at interest rates ranging from 2.50% to 7.12% per annum as of September 30, 2023.

The Company is in compliance with all material conditions and covenants of its mortgage notes payable.

Scheduled principal payments of mortgage notes payable were as follows as of September 30, 2023:

	Presidio Property	Model
	Trust, Inc.	Homes	Total Principal
Years ending December 31:	Notes Payable	Notes Payable	Payments
2023	$355,896	$3,074,354	$3,430,250
2024	10,401,908	11,571,492	21,973,400
2025	28,773,285	10,467,724	39,241,009
2026	16,651,242	165,968	16,817,210
2027	294,780	165,968	460,748
Thereafter	15,840,714	5,503,305	21,344,019
Total	$72,317,825	$30,948,811	$103,266,636

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

As of September 30, 2023, we had issued three promissory notes to our majority owned subsidiaries, Dubose Model Home Investors 202 LP and Dubose Model Home Investors 204 LP, for the refinancing of three model home properties in Texas and Wisconsin, for approximately $0.7 million with interest rates ranging from 3.0% to 5.76% per annum and maturity dates between  August 2024 and December 2025. These notes payable and notes receivable, including interest expense and interest income related to these promissory notes, are eliminated through consolidation on our financial statements.

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

9. COMMITMENTS AND CONTINGENCIES

The Company is obligated under certain tenant leases to fund tenant improvements and the expansion of the underlying leased properties. As of September 30, 2023, approximately $4.2 million is estimated for such capital expenditures on existing properties, net of any construction financing, during the rest of the year.

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

Sponsorship of Special Purpose Acquisition Company.  On January 7, 2022, we announced our sponsorship, through our wholly-owned subsidiary, Murphy Canyon Acquisition Sponsor, LLC (the “Sponsor”), of a special purpose acquisition company (“SPAC”) initial public offering. The SPAC raised $132,250,000 in capital investment to acquire one or more businesses. We, through our wholly-owned subsidiary, owned approximately 23.5% of the issued and outstanding stock in the entity upon the initial public offering being declared effective and consummated (excluding the private placement units described below). The SPAC offered 132,250,000 units, with each unit consisting of one share of common stock and three-quarters of one redeemable warrant. The warrants were evaluated using the guidance in ASC 480 "Distinguishing Liabilities from Equity" and we concluded that the warrants are indexed to Murphy Canyon's common stock and meet the criteria to be classified in stockholders' equity.

The Murphy Canyon IPO of 13,225,000 units of common stock and warrants, closed on February 7, 2022, raising gross proceeds for Murphy Canyon of $132,250,000, including the exercise in full by the underwriters of their over-allotment option. In connection with the IPO, we purchased, through the Sponsor, 754,000 placement units (the “placement units”) at a price of $10.00 per unit, for an aggregate purchase price of $7,540,000. These proceeds were deposited in a trust account established for the benefit of the Murphy Canyon public shareholders and are included in Investments held in Trust. In connection with the initial public offering, Murphy Canyon incurred $7,738,161 in issuance costs, including $2,645,000 of underwriting discounts and commission, $4,628,750 of deferred underwriting fees and $464,411 of other offering costs.  These costs were allocated to temporary and permanent equity and offset against the proceeds.

On  November 8, 2022, the SPAC entered into an agreement and plan of merger with Conduit Pharma, a Cayman Islands exempted company, and Conduit Merger Sub, Inc., a Cayman Islands exempted company and the SPAC’s wholly owned subsidiary. The merger agreement provided for the merger of the SPAC’s Cayman Island subsidiary with and into Conduit Pharma, with Conduit Pharma surviving the merger as the SPAC’s wholly owned subsidiary. Pursuant to the merger agreement, the outstanding ordinary shares (including the shares issued upon conversion of all outstanding convertible debt, which conversion shall have occurred prior to the consummation of the merger) of Conduit Pharma will be converted into an aggregate of 65,000,000 shares of the SPAC’s newly issued common stock, with each such outstanding Conduit Pharma ordinary share (including the ordinary shares issued upon conversion of all outstanding convertible debt, which conversion shall have occurred prior to the consummation of the merger) converted into newly issued shares of the SPAC’s common stock on a pro rata basis.

Initially, the SPAC was required to complete its initial business combination transaction by 12 months from the consummation of its initial public offering or up to 18 months if it extended the period of time to consummate a business combination in accordance with its Certificate of Incorporation.  On  January 26, 2023, at a special meeting of the stockholders, the stockholders approved a proposal to amend the SPAC’s certificate of incorporation to extend the date by which it has to consummate a business combination up to 12 times, each such extension for an additional one-month period, from  February 7, 2023, to  February 7, 2024.  The stockholders also approved a related proposal to amend the trust agreement allowing the SPAC to deposit into the trust account, for each one-month extension, one-third of 1% of the funds remaining in the trust account following the redemptions made in connection with the approval of the extension proposal at the special meeting.  The Company has committed to providing additional funds if needed to make such a deposit for the extension. In connection with the stockholders’ vote at the special meeting, 11,037,272 shares of common stock were tendered for redemption, which were redeemed in  February 2023. Approximately $114.1 million in cash was removed from the Trust Account to pay such stockholders and, accordingly, after giving effect to such redemptions, income tax withdraws of $200,050 and adding $155,403 in extension payments, the balance in the Trust Account was approximately $23.3 million. After the redemptions, there were 2,187,728 shares of SPAC Class A common stock subject to possible redemption.

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

The investments held in Trust for the SPAC Class A common stockholders generated approximately $1.2 million of income during the nine months ended September 30, 2023, and was included in interest and other income (expense), net on our consolidated statement of operations. During the nine months ended September 30, 2022, the trust investment generated approximately $0.8 million of income. Although the Trust held approximately $135.1 million as of September 30, 2022, income generated from the interest on the funds was much less for first nine months of that year, with an annual expected yield of 0.97%. Also, the deposits were first added to the Trust in February 2022, so the account was not earning interest for all nine months ended September 30, 2022.  As of September 22, 2023, the Trust account balance had been deconsolidated along with the other Conduit assets and liabilities.

As of immediately prior to the consummation of the SPAC's business combination, which occurred on September 22, 2023, the Company, through its subsidiary, had loaned the SPAC $1.0 million to fund its trust account and for operating expenses. The loan was non-interest bearing, unsecured and was repaid in full upon the SPAC's business combination on September 22, 2023. This notes payable and notes receivable related to the SPAC were eliminated through consolidation on our financial statements.

On September 22, 2023, the SPAC completed its business combination with Conduit Pharma and changed its name to Conduit Pharmaceuticals Inc. (“Conduit”).  Immediately prior to the business combination the Company owned approximately 65% of the SPAC’s outstanding common stock.  Upon consummation of the business combination, the SPAC’s shares of Class B common stock were converted into shares of its Class A common stock and the shares of Class A common stock were then reclassified as a single class of Conduit common stock. As a result of the business combination, the Company was issued (i) 3,306,250 shares of Conduit’s common stock due to the conversion of the shares of the SPAC’s Class B common stock into shares of the SPAC’s Class A common stock and then reclassification into shares of Conduit common stock, (ii) 754,000 shares of Conduit common stock, which prior to the business combination were shares of the SPAC’s Class A common stock and (iii) private warrants to purchase 754,000 shares of Conduit common stock, which prior to the business combination were warrants to purchase 754,000 shares of the SPAC’s Class A common stock.  Also in the business combination, shareholders and debtholders of Conduit Pharma were issued 65,000,000 shares of Conduit common stock.  Immediately following the consummation of the business combination, the Company transferred 45,000 shares of Conduit common stock and warrants to purchase 45,000 shares of Conduit common stock to the SPAC’s independent directors as compensation for their services. As a result, as of September 30, 2023, the Company owned approximately 6.5% of Conduit following the business combination.  In connection with the business combination, the Company’s officers and directors who also served as officers and directors of the SPAC resigned from the SPAC, with the exception of the Company’s former Chief Financial Officer who resigned from the Company.

Following the completion of the Murphy Canyon IPO in February 2022, we determined that Murphy Canyon is a Variable Interest Entity ("VIE") in which we had a variable interest because Murphy Canyon did not have enough equity at risk to finance its activities without additional subordinated financial support. Since the business combinations with Conduit on September 22, 2023, we have determined that Conduit’s (formally Murphy Canyon) public stockholders have substantive rights and we no longer have control of Conduit’s activity. Since we are no longer the controlling party, or have a majority of the issued and outstating common stock, the Company deconsolidated Conduit from our condensed consolidated financial statements.  In connection with the  deconsolidation we recorded a gain of approximately $40.3 million.  Of the total gain recognized on deconsolidation, approximately $34.1 million relates to the remeasurement of our retained investment in Murphy Canyon via the Sponsor shares which converted into shares of Conduit's common stock on September 22, 2023, and approximately $6.2 million relates to the deconsolidation of Murphy Canyon's assets and liabilities as of September 22, 2023.

Since deconsolidating Conduit, on September 22, 2023, our investments in Conduit's common stock and common stock warrants presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $24.0 million as of September 30, 2023, with a cost basis of approximately $7.5 million.  The Company entered into a lock-up agreement with Conduit regarding the common stock held by the Company, for 180 days from the closing of the business combination which will end March 20, 2024.

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

In accordance with the terms of the Series D Preferred Stock, the Series D monthly dividend has been approved by the Board of Directors through December 2023 in the amount of $0.19531 per share payable on the 15th of every month to stockholders of record of Series D Preferred Stock as of the last day of the prior month.  Total dividends paid to Series D Preferred stockholders during the nine months ended September 30, 2023 and 2022, were approximately $0.5 million, in each period, respectively.

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

The Company evaluated the accounting guidance in ASC 480 and ASC 815 regarding the classification of the Pre-Funded Warrant, Common Stock Warrants, and Placement Agent Warrants as equity or a liability and ultimately determined that it should be classified as permanent equity.  As of September 30, 2023, none of the Common Stock Warrants and Placement Agent Warrants have been exercised.

Stock Repurchase Program.  On September 17, 2021, the Board of Directors authorized a stock repurchase program of up to $10 million of outstanding shares of our Series A Common Stock, which expired in September 2022. On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6 million of outstanding shares of our Series A Common Stock and up to $4 million of our Series D Preferred Stock, which expired in September, 2023.  During the year ended  December 31, 2022, the Company repurchased 196,631 shares of our Series A Common Stock at an average price of approximately $1.59 per share, including a commission of $0.035 per share, and 6,013 shares of our Series D Preferred Stock at an average price of approximately $20.31 per share, including a commission of $0.035 per share, for a total cost of $313,578 for the Series A Common Stock and $122,141 for the Series D Preferred Stock. These shares will be treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders' equity at cost.  During the nine months ended September 30, 2023, the Company did not repurchase any Series A Common Stock but did repurchase 15,047 shares of our Series D Preferred Stock at an average price of approximately $16.67 per share, including a commission of $0.035 per share, for a total cost of $250,769.

Cash Dividends on Common Stock.  For the three and nine months ended September 30, 2023, the Company declared and paid cash dividends of approximately $0.3 million and $0.9 million, respectively. For the three and nine months ended September 30, 2022, the Company declared and paid approximately $0.2 million and $2.9 million in cash dividends, respectively.  The Company intends to continue to pay dividends to our common stockholders on a quarterly basis, and on a monthly basis to holders of our Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future dividends.  The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the nine months ended September 30, 2023 and 2022.

Series A Common Stock

Quarter Ended	2023	2022
	Distributions Declared	Distributions Declared
March 31	$0.022	$0.105
June 30	0.023	0.106
September 30	0.023	0.020
Total	$0.068	$0.231

Series D Preferred Stock

Month	2023	2022
	Distributions Declared	Distributions Declared
January	$0.19531	$0.19531
February	0.19531	0.19531
March	0.19531	0.19531
April	0.19531	0.19531
May	0.19531	0.19531
June	0.19531	0.19531
July	0.19531	0.19531
August	0.19531	0.19531
September	0.19531	0.19531
Total	$1.75779	$1.75779

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

Dividend Reinvestment Plan. The Company adopted a distribution reinvestment plan (the “DRIP”) that allowed stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of the Company’s Common Stock. The Company registered 3,000,000 shares of Common Stock pursuant to the DRIP. The purchase price per share used in the past was 95% of the price the Company sold its shares, or $19.00 per share. No sales commission or dealer manager fees were paid on shares sold through the DRIP. The Company may amend, suspend or terminate the DRIP at any time. Any such amendment, suspension or termination is effective upon a designated dividend record date and notice of such amendment, suspension or termination is sent to all participants at least thirty (30) days prior to such record date. The DRIP became effective on January 23, 2012, was suspended on December 7, 2018 and adopted on October 6, 2020 in connection with our IPO, and updated to reflect a change in transfer agent and registrar. As of September 30, 2023, approximately $17.4 million or approximately 917,074 shares of Common Stock have been issued under the DRIP. No shares were issued under the DRIP since it was suspended in 2018.

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

A summary of the activity for the Company’s restricted stock was as follows:

Outstanding shares:	Common Shares

Balance at December 31, 2022	349,042
Granted	1,006,430
Forfeited	(11,401)
Vested	(51,833)
Balance at September 30, 2023	1,292,238

The non-vested restricted shares outstanding as of September 30, 2023, will vest over the next one to five years.

Share-based compensation expense was approximately $0.3 million and $0.3 million for the quarter ended  September 30, 2023 and  September 30, 2022, respectively. Share based compensation was $0.8 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively. As of  September 30, 2023, future unrecognized stock compensation related to unvested shares totaled approximately $2.4 million.

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

The following tables compare the Company’s segment activity to its results of operations and financial position as of and for the three and nine months ended September 30, 2023, and September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Office/Industrial Properties:
Rental, fees and other income	$2,928,103	$3,175,608	$8,810,167	$9,448,747
Property and related expenses	(1,303,654)	(1,278,805)	(3,966,587)	(3,809,729)
Net operating income, as defined	1,624,449	1,896,803	4,843,580	5,639,018
Model Home Properties:
Rental, fees and other income	1,093,778	718,331	2,970,940	2,125,623
Property and related expenses	(44,201)	(23,479)	(121,998)	(76,687)
Net operating income, as defined	1,049,577	694,852	2,848,942	2,048,936
Retail Properties:
Rental, fees and other income	457,292	498,038	1,396,160	1,722,723
Property and related expenses	(125,623)	(131,943)	(391,772)	(490,481)
Net operating income, as defined	331,669	366,095	1,004,388	1,232,242
Reconciliation to net income:
Total net operating income, as defined, for reportable segments	3,005,695	2,957,750	8,696,910	8,920,196
General and administrative expenses	(1,635,610)	(1,509,139)	(5,413,413)	(4,306,835)
Depreciation and amortization	(1,351,705)	(1,318,164)	(4,054,109)	(3,973,582)
Interest expense	(1,375,199)	(1,382,120)	(3,579,381)	(3,485,693)
Loss on Conduit marketable securities	(17,682,154)	—	(17,682,154)	—
Gain on deconsolidation of SPAC	40,321,483	—	40,321,483	—
Other income, net	254,486	590,586	1,394,687	757,318
Income tax expense	(134,620)	(294,996)	(632,147)	(819,520)
Gain on sale of real estate	757,285	1,307,258	2,294,574	4,057,527
Net income	$22,159,661	$351,175	$21,346,450	$1,149,411

	September 30,	December 31,
Assets by Reportable Segment:	2023	2022
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$76,477,337	$76,400,983
Total assets (2)	$77,334,728	$79,057,998
Model Home Properties:
Land, buildings and improvements, net (1)	$45,991,453	$37,933,824
Total assets (2)	$45,181,672	$35,274,545
Retail Properties:
Land, buildings and improvements, net (1)	$15,959,020	$16,142,613
Total assets (2)	$16,534,252	$16,810,627
Reconciliation to Total Assets:
Total assets for reportable segments	$139,050,652	$131,143,170
Other unallocated assets:
Cash, cash equivalents and restricted cash	2,380,691	8,570,121
Other assets, net	36,502,046	151,638,363
Total Assets	$177,933,389	$291,351,654

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.

(2)

Includes land, buildings and improvements, cash, cash equivalents, and restricted cash, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	For the Nine Months Ended September 30,
Capital Expenditures by Reportable Segment	2023	2022
Office/Industrial Properties:
Capital expenditures and tenant improvements	$2,691,721	$1,832,806
Model Home Properties:
Acquisition of operating properties	13,715,923	8,087,250
Retail Properties:
Capital expenditures and tenant improvements	126,065	106,906
Totals:
Acquisition of operating properties, net	13,715,923	8,087,250
Capital expenditures and tenant improvements	2,817,786	1,939,712
Total real estate investments	$16,533,709	$10,026,962

13. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than disclosed below.

On September 30, 2023, our investments in Conduit's common stock ("CDT") and common stock warrants ("CDTTW") presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, which closed at $5.97 per share and $0.045 per warrant.  As of November 10, 2023, CDT and CDTTW closed at $1.24 per share and $0.0202 per warrant, respectively.

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

We may refer to the three months ended September 30, 2023, and September 30, 2022, as the “2023 Quarter” and the “2022 Quarter,” respectively.

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

OVERVIEW

The Company operates as an internally managed, diversified REIT, with primary holdings in office, industrial, retail, and triple-net leased model home properties. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” The Company acquires, owns, and manages a geographically diversified portfolio of real estate assets including office, industrial, retail and model home residential properties leased to homebuilders located in the United States. As of September 30, 2023, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial property (“Office/Industrial Properties”), which total approximately 758,356 rentable square feet;

•	Three retail shopping centers (“Retail Properties”), which total approximately 65,242 rentable square feet; and

•

102 model home residential properties (“Model Homes” or “Model Home Properties”), totaling approximately 309,257 square feet, leased back on a triple-net basis to homebuilders that are owned by five affiliated limited partnerships and one wholly-owned corporation, all of which we control.

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

In September 2023, the Board of Directors established a Special Committee of the Board (the “Special Committee”) to explore potential strategic alternatives focusing on maximizing stockholder value. The Special Committee is comprised solely of independent directors and is charged with exploring potential strategic alternatives, including, without limitation, a business combination involving the Company, a sale of all or part of the Company’s assets, joint venture arrangements and/or restructurings, and determining whether a strategic transaction is in the best interests of the Company. There can be no assurance that the strategic alternatives exploration process will result in any transaction being pursued or consummated. There is no formal timetable for the Special Committee’s completion of its exploration of potential strategic alternatives, and the Company does not intend to disclose any developments with respect to the Special Committee’s activities unless and until the Company determines that further disclosure is appropriate or required by law or regulation.  Additionally, management is working to increase the number of model home properties in the portfolio with new acquisitions, joint ventures, and other options to raise equity, as commercial properties continue to have elevated real estate prices and compressing capitalization rates have made it challenging to acquire properties that fit our portfolio needs.  Management will continue to evaluate potential acquisitions or possible sales in an effort to maximize our real estate portfolio.

For additional information regarding our Common Stock activity, see Footnote 10. Stockholders’ Equity in Item 1. Financial Statements.

For details regarding our sponsorship of a special purpose acquisition company, Murphy Canyon Acquisition Corp. ("Murphy Canyon" or the "SPAC"), see Note 9, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report.

SIGNIFICANT TRANSACTIONS IN 2023 AND 2022

Acquisitions during the nine months ended September 30, 2023

•	The Company acquired 25 model homes for approximately $13.7 million. The purchase price was paid through cash payments of approximately $4.2 million and mortgage notes of approximately $9.5 million.

Acquisitions during the nine months ended September 30, 2022

•

The Company acquired 15 model homes for approximately $8.1 million.  These acquisitions were paid for with approximately $2.5 million in cash payments and approximately $5.6 million in mortgage loans.  There were no other commercial properties acquired during this period.

Dispositions during the nine months ended September 30, 2023

•	The Company sold 15 model homes for approximately $7.8 million and recognized a gain of approximately $2.3 million.

Dispositions during the nine months ended September 30, 2022

•	The Company sold World Plaza, on March 11, 2022, for approximately $10.0 million and recognized a loss of approximately $0.3 million.

•	The Company sold 25 model homes for approximately $13.5 million and recognized a gain of approximately $4.3 million.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED September 30, 2023 and 2022

Revenues. Total revenues were approximately $4.5 million for the three months ended September 30, 2023, compared to approximately $4.4 million for the same period in 2022.  As of September 30, 2023, we had approximately $138.4 million in net real estate assets including 102 model homes, compared to approximately $126.8 million in net real estate assets including 82 model homes at September 30, 2022.  The change in revenue is directly related to the increase in real estate assets.

Rental Operating Costs. Rental operating costs were relatively flat at $1.5 million for the three months ended September 30, 2023, compared to approximately $1.4 million for the same period in 2022.

General and Administrative Expenses. General & Administrative (“G&A”) expenses for the three months ended September 30, 2023 and 2022 totaled approximately $1.6 million and $1.5 million, respectively. G&A expenses as a percentage of total revenue was 36.5% and 34.4% for the three months ended September 30, 2023 and 2022, respectively.

Depreciation and Amortization. Depreciation and amortization expense was approximately $1.4 million for the three months ended September 30, 2023, compared to approximately $1.3 million for the same period in 2022.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges was approximately $1.4 million for the three months ended September 30, 2023, compared to approximately $1.4 million for the same period in 2022. The weighted average interest rate on our outstanding debt was 5.06% and 4.40% as of September 30, 2023 and 2022, respectively.

Gain on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2023 and 2022" above for further detail.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the three months ended September 30, 2023 and 2022 totaled approximately $0.7 million and $1.1 million, respectively.

Gain on Deconsolidation. Net other income during the three months ended September 30, 2023, included a gain on deconsolidation of the SPAC totaling approximately $40.3 million related to the deconsolidation of Murphy Canyon (see Note 9, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report.).  Of the total gain recognized on deconsolidation, approximately $34.1 million relates to the remeasurement of our retained investment in Murphy Canyon via the Sponsor shares which converted into shares of Conduit's common stock on September 22, 2023, and approximately $6.2 million relates to the deconsolidation of Murphy Canyon's assets and liabilities as of September 22, 2023.  The fair value of our retained investment at the deconsolidation date was measured based upon the observable trading prices of Conduit's common stock and warrants. Following the business combination, we account for our approximately 6.5% ownership of Conduit’s common stock under the cost method, adjusted for fair market value.  As of November 10, 2023, the closing price for the Conduit stock was $1.24 per share.

RESULTS OF OPERATIONS FOR THE nine MONTHS ENDED September 30, 2023 and 2022

Revenues. Total revenues were approximately $13.1 million for the nine months ended September 30, 2023, compared to approximately $13.3 million for the same period in 2022.  As of September 30, 2023, we had approximately $138.4 million in net real estate assets including 102 model homes, compared to approximately $126.8 million in net real estate assets including 82 model homes at September 30, 2022.  The decrease in revenue is directly related to the non-renewal of Halliburton Energy Services lease located in Shea Center II, which ended on December 31, 2022, and the sale of our World Plaza property in March 2022.  This decrease was slightly offset by the increase in real estate assets and model homes.

Rental Operating Costs. Rental operating costs increased slightly to $4.5 million for the nine months ended September 30, 2023, compared to approximately $4.4 million for the same period in 2022.

General and Administrative Expenses. G&A expenses for the nine months ended September 30, 2023 and 2022, totaled approximately $5.4 million and $4.3 million, respectively.  G&A expenses as a percentage of total revenue was 41.2% and 32.4% for the nine months ended September 30, 2023 and 2022, respectively. The increase in G&A expenses in the nine months ended September 30, 2023 is largely due to the G&A attributed to the SPAC prior to deconsolidation, which was approximately $1.4 million and $0.8 million in the nine months ended September 30, 2023, and September 30, 2022, respectively.

Depreciation and Amortization. Depreciation and amortization expense was approximately $4.1 million for the nine months ended September 30, 2023, compared to approximately $4.0 million for the same period in 2022.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges, was approximately $3.6 million for the nine months ended September 30, 2023, compared to approximately $3.5 million for the same period in 2022. The weighted average interest rate on our outstanding debt was 5.06% and 4.40% as of September 30, 2023 and 2022, respectively.

Gain on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2023 and 2022" above for further detail.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the nine months ended September 30, 2023 and 2022 totaled approximately $2.2 million and $3.0 million, respectively.

Gain on Deconsolidation. Net other income during the nine months ended September 30, 2023, included a gain on deconsolidation of the SPAC totaling approximately $40.3 million related to the deconsolidation of Murphy Canyon (see Note 9, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report.).  Of the total gain recognized on deconsolidation, approximately $34.1 million relates to the remeasurement of our retained investment in Murphy Canyon via the Sponsor shares which converted into shares of Conduit's common stock on September 22, 2023, and approximately $6.2 million relates to the deconsolidation of Murphy Canyon's assets and liabilities as of September 22, 2023.  The fair value of our retained investment at the deconsolidation date was measured based upon the observable trading prices of Conduit's common stock and warrants. Following the business combination, we account for our approximately 6.5% ownership of Conduit’s common stock under the cost method, adjusted for fair market value.  As of November 10, 2023, the closing price for the Conduit stock was $1.24 per share.

Geographic Diversification Tables

The following tables show a list of commercial properties owned by the Company grouped by state and geographic region as of September 30, 2023:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	1	57,807	7.0%	$1,464,163	13.7%
Colorado	5	324,245	39.4%	4,986,368	46.7%
Maryland	1	31,752	3.9%	710,248	6.6%
North Dakota	4	399,294	48.4%	3,187,631	29.9%
Texas	1	10,500	1.3%	335,973	3.1%
Total	12	823,598	100.0%	$10,684,383	100.0%

The following tables show a list of our Model Home properties by geographic region as of September 30, 2023:

Geographic Region	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate of Aggregate % Annual Rent
Midwest	4	12,307	4.0%	$182,748	4.9%
Southeast	4	9,875	3.2%	172,428	4.6%
Southwest	94	287,075	92.8%	3,401,016	90.5%
Total	102	309,257	100.0%	$3,756,192	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, joint ventures, new borrowings, and the sale of equity or debt securities. Additionally, management is working to increase the number of model home properties in the portfolio with new acquisitions through joint ventures and partnerships, and other options to raise equity. Our cash and restricted cash at September 30, 2023 was approximately $7.8 million. Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. We also are actively seeking investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders, and may seek a revolving line of credit to provide short-term liquidity. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders.  Future principal payments due on our mortgage notes payables during 2023 total approximately $3.4 million, of which approximately $3.1 million is related to model home properties.  Management expects certain model home and commercial properties will be sold, and that the underlying mortgage notes will be paid off with sales proceeds, while other mortgage notes will be refinanced as the Company has done in the past. Additional principal payments will be made with cash flows from ongoing operations.  On December 31, 2022, the lease for our largest tenant, Halliburton Energy Services, Inc., expired.  Halliburton Energy Services, Inc. was located in our Shea Center II property in Colorado, and comprised approximately 8.4% of our 2022 annual base rent. We placed approximately $1.1 million in a reserve account with our lender to cover future mortgage payments, if necessary.  Our management team is working to fill the space as quickly as possible and have leased approximately 20% of the space as of September 30, 2023.

On September 17, 2021, the Board of Directors authorized a stock repurchase program of up to $10 million of outstanding shares of our Series A Common Stock, which expired in September 2022. On September 15, 2022, the Board of Directors authorized a one-year stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock. During the year ended December 31, 2022, the Company repurchased 196,631 shares of our Series A Common Stock at an average price of approximately $1.59 per share, including a commission of $0.035 per share, and 6,013 shares of our Series D Preferred Stock at an average price of approximately $20.31 per share, including a commission of $0.035 per share, for a total cost of $313,578 for the Series A Common Stock and $122,141 for the Series D Preferred Stock. These shares were treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders' equity at cost.  During the nine months ended September 30, 2023, the Company did not repurchase any Series A Common Stock but did repurchase 15,047 shares of our Series D Preferred Stock at an average price of approximately $16.67 per share, including a commission of $0.035 per share, for a total cost of $250,769.  While we will continue to pursue value-creating investments, the Board believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently.  See Stock Repurchases under Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional details.

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

The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the nine months ended September 30, 2023 and 2022.  The Company intends to continue to pay dividends to our common stockholders on a quarterly basis, and on a monthly basis for the Series D Preferred stockholders going forward, but there can be no guarantee the Board of Directors will approve any future dividends.

Series A Common Stock:

Quarter Ended	2023	2022
	Distributions Declared	Distributions Declared
March 31	$0.022	$0.105
June 30	0.023	0.106
September 30	0.023	0.020
Total	$0.068	$0.231

Series D Preferred Stock:

Month	2023	2022
	Distributions Declared	Distributions Declared
January	$0.19531	$0.19531
February	0.19531	0.19531
March	0.19531	0.19531
April	0.19531	0.19531
May	0.19531	0.19531
June	0.19531	0.19531
July	0.19531	0.19531
August	0.19531	0.19531
September	0.19531	0.19531
Total	$1.75779	$1.75779

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

Cash Equivalents and Restricted Cash

At September 30, 2023, and December 31, 2022, we had approximately $7.8 million and $16.5 million in cash equivalents, respectively, including $3.7 million and $4.4 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts, short-term bonds and cash held in bank accounts at third-party institutions. During 2023 and 2022, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $3.7 million of our cash balance is intended for capital expenditures on existing properties, net of any construction financing (some of which is held in deposits reserve accounts by our lenders) during the rest of the year. We intend to use the remainder of our existing cash and cash equivalents for asset/property acquisitions, reduction of principal debt, general corporate purposes, common stock repurchases (if market conditions are met), or dividends to our stockholders.

Secured Debt

As of September 30, 2023, all our commercial properties, except 300 NP which has no debt, had fixed-rate mortgage notes payable in the aggregate principal amount of  $72.3 million, collateralized by a total of  11 commercial properties with loan terms at issuance ranging from 5 to 22 years. The weighted-average interest rate on these mortgage notes payable as of September 30, 2023, was approximately 4.84%, and our debt to estimated market value for our commercial properties was approximately 64.7%.

On May 5, 2023, the Company, through its subsidiary, refinanced the mortgage loan on our Grand Pacific Center property and entered into a construction loan related to the tenant improvement associated with the KLJ Engineering LLC lease to occupy 33,296 square feet of the building. The refinanced loan is for approximately $3.8 million, a term of 10 years, with an interest rate of 6.35%, for the first 60 months.  The interest rate is subject to reset in year five. The construction loan is for approximately $2.7 million, a term of 10 years, and will begin amortizing in year three, with an interest rate of 6.35%, for the first 60 months. The interest rate is subject to reset in year five.  The 10 year lease with KLJ Engineering LLC will commence when the tenant improvements have been substantially completed, which is estimated to be during the first quarter of 2024, and will start with a base rent of approximately $0.5 million per year.

As of September 30, 2023, the Company had fixed-rate mortgage notes payable related to model homes in the aggregate principal amount of $30.9 million, excluding loans eliminated through consolidation, collateralized by a total of 99 Model Homes. These loans generally have a term at issuance of three to five years. As of September 30, 2023, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $312,614 and 5.57%, respectively. Our debt to estimated market value on all our model home properties is approximately 56.2%, excluding any loans eliminated through consolidation. The remaining mortgage related to the Dakota Center building holds a principal balance of approximately $9.3 million as of September 30, 2023, and matures on July 6, 2024. The Company is currently assessing options for payment of the Dakota Center mortgage by refinancing, paying in cash, selling the property, or by using another source of capital. We have been able to refinance maturing mortgages to extend maturity dates and we have not experienced any notable difficulties financing our acquisitions. The Company anticipates that any new mortgages used to acquire commercial properties or model homes in the near future will be at rates higher than our currently weighted average interest rate.

The Company, through its subsidiary, had loaned the SPAC $1.0 million to fund its trust account and for operating expenses. The loan was non-interest bearing, unsecured and was repaid in full upon the consummation of the SPAC's business combination on September 22, 2023. This notes payable and notes receivable related to the SPAC, were eliminated through consolidation on our financial statements. For more information regarding this loan, see Footnote 9 in Item 1, Financial Statements.

Cash Flow for the nine months ended September 30, 2023, and September 30, 2022

Operating Activities: Net cash provided by operating activities for the nine months ended September 30, 2023, totaled approximately $0.5 million, as compared to cash provided by operating activities of $1.9 million for the nine months ended September 30, 2022. The change in net cash used in operating activities is mainly due to changes in net income, which fluctuates based on timing of receipt and payment, as well as an increase in non-cash addbacks such as straight-line rent.

Investing Activities: Net cash provided by investing activities for the nine months ended September 30, 2023, was approximately $128.2 million compared to approximately $123.8 million used in investing activities during the same period in 2022. The change from each period was primarily related to the gross cash invested into the trust account totaling approximately $134.9 million for Murphy Canyon during the nine months ended 2022 and the proceeds from the sale of investments from Murphy Canyon's Trust account to cover redemptions of approximately $137.2 million of Murphy Canyon common stock, or 99.6% of the shares subject to possible redemption, during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, this was partially offset by cash used in real estate acquisition totaling approximately $13.7 million. For the nine months ended September 30, 2022, the cash used was partially offset by approximately $20.6 million of cash from real estate sales.

We currently project that we could spend up to $4.1 million, net of any construction financing (some of which is held in deposits reserve accounts by our lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio during the rest of the year. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures in the future due to rising construction costs. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities: Net cash used in financing activities during the nine months ended September 30, 2023, was $137.4 million compared to $125.8 million provided by financing activities for the same period in 2022 and was primarily due to the following activities for the nine months ended September 30, 2023:

•	Cash paid of approximately $137.2 million for redemptions for Murphy Canyon common stock during the nine months ended September 30, 2023.

•	Repayment of mortgage notes payable totaled approximately $7.9 million.

•	Dividends paid to Series A Common Stockholders of approximately $0.9 million, and Series D Preferred Stockholders of approximately $1.6 million.

•	Distributions to noncontrolling interest of approximately $3.0 million.

•	These decreases to cash used in financing activities were offset by proceeds from mortgage notes payable of approximately $13.4 million.

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

Common Stock Warrants:

If all the potential Common Stock Warrants outstanding at September 30, 2023, were exercised at the price of $5.00 per share, gross proceeds to us would be approximately $10.0 million and we would as a result issue an additional 2,000,000 shares of common stock.

Placement Agent Warrants:

If all the potential Placement Agent Warrants outstanding at September 30, 2023, were exercised at the price of $6.25 per share, gross proceeds to us would be approximately $0.5 million and we would as a result issue an additional 80,000 shares of common stock.

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

Series A Warrants:

If all the potential Series A Warrants outstanding at September 30, 2023, were exercised at the price of $7.00 per share, gross proceeds to us would be approximately $101.2 million and we would as a result issue an additional 14,450,069 shares of common stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities. None.

Stock Repurchases. On September 17, 2021, the Board of Directors authorized a stock repurchase program of up to $10 million of outstanding shares of our Series A Common Stock which expired in September 2022.  On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6 million of outstanding shares of the Company’s Series A Common Stock and up to $4 million of the Company’s Series D Preferred Stock.  Purchases under the repurchase program may be made in the open market, through block trades, and other negotiated transactions.  These shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders' equity at cost.  The repurchase program has a one-year term that expired September 15, 2023.

he following table contains information for shares of common stock repurchased during the nine months ended September 30, 2023.

Stock repurchases for Series A Common Stock.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2023	—	$—	—	$5,717,340
February 2023	—	—	—	5,717,340
March 2023	—	—	—	5,717,340
April 2023	—	—	—	5,717,340
May 2023	—	—	—	5,717,340
June 2023	—	—	—	5,717,340
July 2023	—	—	—	5,717,340
August 2023	—	—	—	5,717,340
September 2023	—	—	—	5,717,340
Total	—	$—	—	$5,717,340

Stock repurchases for Series D Preferred Stock.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2023	—	$—	—	$—
February 2023	—	$—	—	—
March 2023	386	$—	386	3,870,912
April 2023	1,711	$17.88	1,711	3,840,326
May 2023	5,439	$16.96	5,439	3,748,066
June 2023	5,076	$16.17	5,076	3,665,987
July 2023	565	$16.28	565	3,665,422
August 2023	919	$16.14	919	3,664,503
September 2023	951	$15.63	951	3,663,552
Total	15,047	$15.97	15,047	$3,663,552

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023.

31.2

Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023

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

Date: November 14, 2023	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

	By:	/s/ Ed Bentzen
	Name:	Ed Bentzen
	Title:	Chief Financial Officer