Form 10-K
period 2023-12-31
Presidio Property Trust, Inc.
filed 2024-04-16
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $10.6 million based upon the closing price reported for such date on the Nasdaq Capital Market. At April 15, 2024, the registrant had issued and outstanding 14,463,802 shares of its Series A Common Stock $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Presidio Property Trust's 2024 Annual Meeting of Stockholders.  Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2023 pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

PRESIDIO PROPERTY TRUST, INC.

FORM 10-K – ANNUAL REPORT

For the year ended December 31, 2023

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

•

the possibility that we may not comply with the continued listing requirements of the Nasdaq Capital Market (“Nasdaq”), which may result in our common stock being delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital;

•

the possibility that if any of the banking institutions in which we deposit funds ultimately fails, we may lose any amounts of our deposits over federally insured levels which could reduce the amount of cash we have available to distribute or invest and could result in a decline in our value;

•

the potential adverse effects of a resurgence of the COVID-19 pandemic or of new epidemics and ensuing economic turmoil on our financial condition, results of operations, cash flows and performance, particularly our ability to collect rent, on the financial condition, results of operations, cash flows and performance of our tenants, and on the global economy and financial markets, adverse economic conditions in the real estate market and overall financial market fluctuations); and

•	the other risks and uncertainties discussed in "Risk Factors" and elsewhere herein

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

MARKET AND BUSINESS STRATEGY

The Company invests in a diverse multi-tenant portfolio of real estate assets. Beginning in 2015, we began to focus our commercial portfolio primarily on office and industrial properties (“Office/Industrial Properties”) and model homes (“Model Home Properties”), and have been managing the portfolio to transition out of retail properties. Our commercial properties are currently located in Colorado, North Dakota, California, Maryland and Texas. Our commercial property tenant base is highly diversified and consists of approximately 155 individual commercial tenants with an average remaining lease term of approximately 3.1 years as of December 31, 2023. As of December 31, 2023, one commercial tenant represented 6.43% of our annualized based rent, while our ten largest tenants represented approximately 34.48% of our annualized base rent.  On December 31, 2022, the lease for our former largest tenant at that time, Halliburton Energy Services, Inc. ("Halliburton"), expired.  Halliburton was located in our Shea Center II property in Colorado, and made up approximately 8.57% of our annual base rent as of December 31, 2022.  Halliburton did not renew the lease, which expired on December 31, 2022, and we placed approximately $1.1 million in a reserve account with our lender to cover future mortgage payments, if necessary, none of which has been utilized as of December 31, 2023.  Our management team is working to fill the 45,535 square foot space as quickly as possible, and has leased approximately 20% of the space to a tenant during 2023 and has reviewed various third party proposals for the remaining 80%.  As of December 31, 2023, none of the third party proposals have fit into our long-term plans. We will continue to work on filling the space during 2024. In addition, our commercial property tenant base has limited exposure to any single industry.   For more information, see Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations included elsewhere in this Annual Report on Form 10-K.

Our main objective is to maximize long-term stockholder value through the management, leasing and selective redevelopment of our existing commercial property portfolio, and selectively acquiring future properties which are anticipated to provide accretive economic returns. We focus on regionally dominant markets across the United States which we believe have attractive growth dynamics driven in part by important economic factors such as strong employment growth; net in-migration of a highly educated workforce; a large student population; the stability provided by major healthcare systems; government or other large institutional employer presence; low rates of unemployment; and lower cost of living versus gateway markets. We seek to maximize returns through investments in markets with limited supply, high barriers to entry, and stable and growing employment drivers. Our model home portfolio supports the objective of maximizing stockholder value by focusing on purchasing new single-family model homes and leasing them back to experienced homebuilders. We operate the model home portfolio in markets where we can diversify by geography, builder size, and model home purchase price.

RECENT DEVELOPMENTS

Significant Transactions in 2023 and 2022

Acquisitions during the year ended December 31, 2023:

•

We acquired 40 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2023. The purchase price for these properties was $21.9 million. The purchase price consisted of cash payments of $6.6 million and mortgage notes of $15.3 million.

Acquisitions during the year ended December 31, 2022:

•

We acquired 31 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2022. The purchase price for the properties was $15.6 million. The purchase price consisted of cash payments of $4.8 million and mortgage notes of $10.8 million.

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

Dispositions during the year ended December 31, 2023:

During year ended December 31, 2023, we disposed of the following properties:

•	22 model homes for approximately $11.7 million and the Company recognized a gain of approximately $3.2 million.

Dispositions during the year ended December 31, 2022:

During year ended December 31, 2022, we disposed of the following properties:

•	World Plaza, which was sold on March 11, 2022, for approximately $10.0 million and the Company recognized a loss of approximately $0.3 million.

•	31 model homes for approximately $17.5 million and the Company recognized a gain of approximately $5.4 million.

Model Home Properties

Our Model Home properties are located in  five states throughout the United St ates. As of December 31, 2023 , we owned  110 model homes with a net book value of approximately $50.8 million .

Our Model Home business was started in March 2010 through the acquisition of certain assets and rights from Dubose Model Homes USA. Our model home business (“NetREIT Dubose”) is engaged in the business of acquiring model homes from third party homebuilders in sale-leaseback transactions whereby a homebuilder sells the Model Home to NetREIT Dubose and leases back the Model Home under a triple net lease (“NNN”) for use in marketing its residential development.

We currently operate six limited partnerships in connection with NetREIT Dubose: Dubose Model Home Investors #202, LP (“DMHI #202”), Dubose Model Home Investors #203, LP (“DMHI #203”), Dubose Model Home Investors #204, LP (“DMHI #204”), Dubose Model Home Investors #205, LP (“DMHI #205”), Dubose Model Home Investors #206, LP (“DMHI #206”), and Dubose Model Home Investors #207, LP (“DMHI #207”). The limited partnerships typically raise private equity to invest in Model Home Properties and lease them back to the homebuilders. When the model homes' lease ends, these properties are sold to independent third parties as residential homes.  As of December 31, 2023, the Company owned:

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

•	3.8% of DMHI #207, which has raised $2.6 million, and was formed in 2023 to raise up to $5.0 million through the sale of partnership units. This partnership continues to raise capital through the sale of additional limited partnership units.

•	100% of NetREIT Model Homes, Inc.

We provide management services to our limited partnerships through our wholly-owned subsidiaries, NetREIT Advisors, LLC (“NetREIT Advisors”) and Dubose Advisors LLC (“Dubose Advisors”), which we refer to collectively as the Advisors. For their services, each of the Advisors receives ongoing management fees, acquisition fees and has the right to receive certain other fees when a partnership sells or otherwise disposes of a model home. NetREIT Advisors manages NetREIT Dubose and NetREIT Model Homes, Inc. and Dubose Advisors manages DMHI #202, DMHI #203, DMHI #204, DMHI #205, DMHI #206, and DMHI #207.

Share Repurchase Program

While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently.  On September 17, 2021, the Board of Directors authorized a stock repurchase program of up to $10 million of outstanding shares of our Series A Common Stock, which expired in September 2022.  On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which expired in September 2023.  During the year ended December 31, 2022, the Company repurchased 196,631 shares of our Series A Common Stock at an average price of approximately $1.59 per share, including a commission of $0.035 per share, and 6,013 shares of our Series D Preferred Stock at an average price of approximately $20.31 per share, including a commission of $0.035 per share, for a total cost of $313,578 for the Series A Common Stock and $122,141 for the Series D Preferred Stock. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which shall expire in November 2024. During the year ended December 31, 2023, the Company repurchased 23,041 shares of our Series D Preferred Stock at an average price of approximately $ 15.97 per share, including a commission of $0.035 per share, and no shares of our Series A Common Stock, for a total cost of $0.2 million for the Series D Preferred Stock. The repurchased shares will be treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost.

At-the-Market Offering

On November 8, 2021, we entered into an At-the-Market Offering Agreement (the “Sales Agreement”) with The Benchmark Company, LLC (the “Manager”) pursuant to which the Manager will act as the Company’s sales agent with respect to the issuance and sale of up to $4,399,000 of our Series A Common Stock from time to time in an at-the-market public offering.  Sales of our common stock, if any, through the Manager, will be by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through Nasdaq or any other existing trading market for the common stock in the U.S. or to or through a market maker. The Manager may also sell the common stock in privately negotiated transactions, subject to our prior approval. The price per share will be at prevailing market prices. The Company will pay the Manager a commission equal to 3.5% of the gross proceeds from the sale of the Series A Common Stock pursuant to the Sales Agreement.  As of December 31, 2023, there have been no sales under the  Sales Agreement.

Sponsorship of Special Purpose Acquisition Company

The Company served as the sponsor of Murphy Canyon Acquisition Corp., a former special purpose acquisition company ("Murphy Canyon" or the “SPAC”), since the SPAC’s creation in October 2021 until its initial business combination in September 2023. Certain officers and directors of the Company also served as officers and directors of the SPAC during this period. On September 22, 2023, Murphy Canyon completed its business combination with Conduit Pharmaceuticals Limited (“Conduit Pharma”) and changed its name to Conduit Pharmaceuticals Inc. (“Conduit”). Immediately prior to the business combination, the Company owned approximately 65% of the SPAC’s outstanding shares of common stock. Upon consummation of the business combination, the SPAC’s shares of Class B common stock were converted into shares of its Class A common stock and the shares of Class A common stock were then reclassified as a single class of Conduit common stock. As a result of the business combination, the Company was issued (i) 3,306,250 shares of Conduit’s common stock due to the conversion of the shares of the SPAC’s Class B common stock into shares of the SPAC’s Class A common stock and then reclassification into shares of Conduit common stock, (ii) 754,000 shares of Conduit common stock, which prior to the business combination were shares of the SPAC’s Class A common stock and (iii) private warrants to purchase 754,000 shares of Conduit common stock, which prior to the business combination were warrants to purchase 754,000 shares of the SPAC’s Class A common stock. Also in the business combination, shareholders and debtholders of Conduit Pharma were issued 65,000,000 shares of Conduit common stock. Immediately following the consummation of the business combination, the Company transferred 45,000 shares of Conduit common stock and warrants to purchase 45,000 shares of Conduit common stock to the SPAC’s independent directors as compensation for their services. As a result, the Company owned approximately 6.5% of Conduit’s common stock immediately following the business combination and currently owns approximately 6.3% of Conduit’s common stock. In connection with the business combination, the Company’s officers and directors who also served as officers and directors of the SPAC resigned from the SPAC, with the exception of the Company’s former Chief Financial Officer who resigned from the Company.

Warrant Dividend

In January 2022, we distributed the Series A Warrants to holders of our Series A Common Stock as of the record date of January 14, 2022.  The Series A Warrants and the shares of Series A Common Stock issuable upon the exercise of the Series A Warrants were registered on a registration statement that was filed with the Securities and Exchange Commission (the "SEC") and was declared effective January 21, 2022. The Series A Warrants commenced trading on Nasdaq under the symbol “SQFTW” on January 24, 2022 and were distributed on that date to persons who held shares of common stock and existing outstanding warrants as of the January 14, 2022 record date, or who acquired shares of Series A Common Stock in the market following the record date, and who continued to hold such shares at the close of trading on January 21, 2022.  The Series A Warrants give the holder the right to purchase one share of Series A Common Stock at $7.00 per share, for a period of five years. Should warrantholders not exercise the Series A Warrants during that holding period, the Series A Warrants will automatically convert to 1/10 of a share of Series A Common Stock at expiration, rounded down to the nearest number of whole shares.

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

Use of Leverage

We use mortgage loans secured by our individual properties in order to maximize the return for our stockholders. Typically, these loans are for terms ranging from five to ten years. Currently, the majority of our mortgage loans are structured as non-recourse to us with limited exceptions that would cause a recourse event only upon occurrence of certain fraud, misconduct, environmental, or bankruptcy events. Non-recourse financing limits our exposure to the amount of equity invested in each property pledged as collateral thereby protecting the equity in our other assets. We can provide no assurance that the non-recourse financing will be available to us in the future on terms that are acceptable to us, or at all and there may be circumstances where lenders have recourse to our other assets. To a lesser extent, we use recourse financing. At December 31, 2023, $11.2 million of our total debt contained recourse to the Company, of which $5.9 million was related to the model homes properties.

We have used both fixed and variable interest rate debt to finance our properties. Wherever possible, we prefer to obtain fixed rate mortgage financing as it provides better cost predictability. As of December 31, 2023, none of our mortgage loans included variable interest rate provisions. On August 5, 2023, the lender for our West Fargo Industries property increased the interest rate to 6.70%. The loan agreement states that the lender may, upon not less than sixty (60) days prior, give written notice to the Company to increase the interest rates effective on August 5, 2023, and August 5, 2026, to the rate then being quoted by the lender for new three-year commercial mortgage loans of similar size and quality with like terms and security (provided that in no event shall the new rate be less than the initial rate).

In 2024, we have $13.1 million of principal payments on mortgage notes payable related to the model home properties, including $12.5 million payments related to mortgage notes payable that mature in 2024. We plan to refinance a significant portion of the mortgage notes payable or sell the model home properties to repay the mortgage notes payable. We have $10.4 million of principal payments on mortgage notes payable relating to commercial properties in 2024, one of which is maturing in 2024.  The loan on Dakota Center matures in July 2024 and management has reached out to the lender seeking an extension and additional provision to change the terms of the loan and maturity date.  We have also inquired with other lenders to refinance the property.  If we are unsuccessful in refinancing the property or changing the terms of the original loan, management would consider selling the property and paying the loan in full or surrendering the property to the current lender.

Our short-term liquidity needs include satisfying the debt service requirements of our existing mortgages.  Overall the commercial properties and Model Homes adequately covered their debt servicing needs during the year ended December 31, 2023, and management expect this to continue during the next twelve months.  If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, from sales of equity or debt securities, or we will reduce the rate of distribution to the stockholders.

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

MANAGEMENT OF THE COMPANY

Our Management

We refer to our executive officers and any directors who are affiliated with them as our “Management”.  Our Management is currently comprised of:

•	Jack K. Heilbron, Chairman of the Board of Directors, Chief Executive Officer and President of the Company, President and Director of NetREIT Dubose, and President of NetREIT Advisors;

•	Ed Bentzen, Chief Financial Officer of the Company;

•	Gary M. Katz, Chief Investment Officer of the Company; and

•	Steve Hightower, President of NetREIT Dubose and member of the Board of Directors.

Mr. Heilbron has overall responsibility for the day-to-day activities of the Company. Mr. Benten oversees financial matters, including financial reporting, budgeting, forecasting, funding activities, tax and insurance. Mr. Hightower is responsible for managing the day-to-day activities of Dubose Advisors, NetREIT Advisors and the model homes division. Mr. Heilbron and Mr. Katz are responsible for recommending all Company property acquisitions and dispositions.

Our Board of Directors

Our Management is subject to the direction and supervision of our Board of Directors.  Among other things, our Board of Directors must approve each real property acquisition our Management proposes. As of December 31, 2023, there were six directors comprising our Board of Directors, four of whom are independent directors (“Independent Directors”). Two of our directors, Mr. Heilbron and Mr. Hightower, are not independent.

OUR REIT STATUS

We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2000. To continue to be taxed as a REIT, we must satisfy numerous organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders, as defined in the Code and calculated on an annual basis. As a REIT, we are generally not subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even though we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and property and to federal income and excise taxes on our undistributed income. For more information, please see Risks Related to our Status as a REIT and Related Federal Income Tax Matters. We qualified as a REIT for the fiscal year ended December 31, 2023.

HUMAN CAPITAL RESOURCES

Due to the nature of our business, our performance depends on identifying, attracting, developing, motivating, and retaining a highly skilled workforce in multiple areas, including property management, asset management and strategy, accounting, business development and management. Our human capital management strategy, which we refer to as our people strategy, is tightly aligned with our business needs. During 2023, our human capital efforts were focused on retaining top talent, and continuing to increase our agility to meet the quickly changing needs of the business. We use a variety of human capital measures in managing our business, including: workforce demographics; diversity metrics with respect to representation, attrition, hiring, promotions and leadership; and talent management metrics including retention rates of top talent and hiring metrics.

OFFICE AND EMPLOYEES

Our office is approximately 9,224 square feet and is located in San Diego, California.

As of December 31, 2023, we had a total of 15 full-time employees.

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

•	failure to qualify as a REIT could adversely affect our operations and our ability to pay distributions;

•	as a REIT, we may be subject to tax liabilities that reduce our cash flow;

•	the tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions that would be treated as sales for U.S. federal income tax purposes;

•	our business, financial condition, results of operations and cash flows may be adversely affected by a resurgence of the recent COVID-19 pandemic or of new epidemics;

•

our cash available for distributions may not be sufficient to pay distributions on the common stock at expected levels, and we cannot assure you of our ability to pay distributions in the future. We may use borrowed funds or funds from other sources to pay distributions, which may adversely impact our operations;

•	a future issuance of stock could dilute the value of our common stock, Series D Preferred Stock or Series A Warrants, ;

•	the value of our equity investment in Conduit may decline due to factors outside of our control, which would likely have a material adverse effect on our future expansion, revenues, and profits;

•

the possibility that we may not comply with Nasdaq’s continued listing requirements, which may result in our common stock being delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital;

•	the possibility that if any of the banking institutions in which we deposit funds ultimately fails, we may lose any amounts of our deposits over federally insured levels which could reduce the amount of cash we have available to distribute or invest and could result in a decline in our value;

•

inflation may materially and adversely affect our income, cash flow, results of operations, financial condition, liquidity, the ability to service our debt obligations, the market price of our securities and our ability to pay dividends and other distributions to our stockholders; and

•	actions of activist stockholders may cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business.

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

•

fluctuations in interest rates, including potential interest rate increases in 2024, which could adversely affect our ability to obtain financing on favorable terms or at all, and negatively impact the value of properties and the ability of prospective buyers to obtain financing for properties we intend to sell;

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

Disruptions in the financial markets could adversely affect the value of our real estate investments. Concerns over economic recession, the recent COVID-19 pandemic, interest rate increases, policy priorities of the U.S. presidential administration, trade wars, labor shortages, or inflation may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. The economic and geopolitical ramifications of the military conflicts in the Middle East and Ukraine, including sanctions, retaliatory sanctions, nationalism, supply chain disruptions and other consequences, could impact commercial real estate fundamentals and result in lower occupancy, lower rental rates, and declining values in our real estate portfolio and in the collateral securing our loan investments. As a result, the value of our property investments could decrease below the amounts paid for such investments, the value of collateral securing our loans could decrease below the outstanding principal amounts of such loans, and revenues from our properties could decrease due to fewer and/or delinquent tenants or lower rental rates. These factors would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

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

The recent outbreak of COVID-19, and the resulting volatility it created, has disrupted our business and we expect that any resurgence in the COVID-19 pandemic may in the future significantly and adversely impact our business, financial condition and results of operations, and that other potential pandemics or outbreaks could materially adversely affect our business, financial condition, results of operations and cash flows. Further, the spread of the COVID-19 outbreak caused severe disruptions in the U.S. and global economy and financial markets, and could potentially create additional widespread business continuity issues of an unknown magnitude and duration if there is a resurgence of COVID-19.

The COVID-19 pandemic has had, and in the future may continue to have, repercussions across regional and global economies and financial markets. Many countries, including the United States (including the states and cities that comprise the San Diego, California; Denver and Colorado Springs, Colorado; Fargo and Bismarck, North Dakota; and other metro regions where we own and operate properties) had instituted quarantines, “shelter in place” mandates, and rules and restrictions on travel and the types of businesses that may continue to operate. While these restrictions have been lifted, new variants of the coronavirus and/or the continued spread of the virus could cause government authorities to extend, reinstitute and/or adopt new restrictions. As a result, the possibility remains that the COVID-19 pandemic may  negatively impact almost every industry, both inside and outside these metro regions, directly or indirectly and has created business continuity issues. For instance, a number of our commercial tenants temporarily closed their offices or stores and requested temporary rent deferral or rent abatement during the pandemic. In addition, jurisdictions where we own and operate properties had implemented rent freezes, eviction freezes, or other similar restrictions. The full extent of the impacts on our business over the long term are   dependent on a number of factors beyond our control.

As a result of the effects of the COVID-19 pandemic, we had been impacted and may in the future be impacted by one or more of the following if there is a resurgence of COVID-19 or development of another pandemic:

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

The financial aspects of the COVID-19 pandemic or any other pandemic are difficult to predict and may not directly correlate to the severity of outbreaks at a particular place or time. For example, there has been significant inflation in the price of lumber, largely as a result of supply shortages specific to the lumber industry resulting from the COVID-19 pandemic, that has affected construction and renovation costs in our industry. Similarly, despite general economic concerns resulting from the COVID-19 pandemic, there has been home price inflation in many markets, which may affect our ability to purchase Model Homes at prices we consider to be reasonable.

Our portfolio of marketable securities, including covered call options, is subject to market, interest and credit risk that may reduce its value.

We maintain a portfolio of marketable securities. As of December 31, 2023, we owned common shares of 3 different publicly traded REITs and no written covered call options in any of those same REITs.  The fair market value on our publicly traded REIT securities was $45,149, based on the December 31, 2023 closing prices.  Changes in the value of our portfolio of marketable securities could adversely affect our earnings. In particular, the value of our investments may decline due to increases in interest rates, downgrades of the securities included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, declines in the value of collateral underlying the securities included in our portfolio and other factors. In addition, the COVID-19 pandemic, geopolitical instability and rising inflation have and may continue to adversely affect the financial markets. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio’s overall risk profile, the value of our investments may nevertheless decline.

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

In 2023, approximately 54% of our net operating income was from our office properties, and approximately 63% in 2022. Work from home, flexible work schedules, open workplaces, videoconferencing, and teleconferencing are becoming more common, particularly as a result of the COVID-19 pandemic. These practices may enable businesses to reduce their office space requirements. There is also an increasing trend among some businesses to utilize shared office spaces and co-working spaces. A continuation of the movement towards these practices could, over time, erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations.

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

Our commercial properties are currently located in California, Colorado, Maryland, North Dakota and Texas. Our model home portfolio consists of properties currently located in five states, although a significant concentration of our model homes is located in Texas. As of December 31, 2023, approximately 91% of our model homes were located in Texas. This concentration of properties in a limited number of markets may expose us to risks of adverse economic developments that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns and potentially higher local property, sales and income taxes in the geographic markets in which we are concentrated. In addition, our properties are subject to the effects of adverse acts of nature, such as winter storms, hurricanes, hailstorms, strong winds, earthquakes and tornadoes, which may cause damage, such as flooding, to our properties. Additionally, we cannot assure you that the amount of casualty insurance we maintain would entirely cover damages caused by any such event, or in the case of our model homes portfolio or commercial triple net leases, that the insurance maintained by our tenants would entirely cover damages caused by any such event.

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

There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are expected to be based upon our funds from operations, or FFO, financial condition, cash flows and liquidity, debt service requirements and capital or other expenditure requirements for our properties, and any distributions will be authorized at the sole discretion of our Board of Directors out of funds legally available therefor, and their form, timing and amount, if any, will be affected by many factors, such as our ability to acquire profitable real estate investments and successfully manage our real estate properties and our operating expenses. Other factors may be beyond our control. We can therefore provide no assurance that we will be able to pay or maintain distributions or that distributions will increase over time. For example, our distributions were suspended for the periods from the third quarter of 2017 through the third quarter of 2018 and for the final three quarters of 2019 through the third quarter of 2020.  We have made quarterly distribution to our holders of Series A Common Stock since the fourth quarter of 2020 through the fourth quarter of 2023.  If we do not have sufficient cash available for distributions, we may need to fund the shortage out of working capital or borrow to provide funds for such distributions, which would reduce the amount of proceeds available for real estate investments and increase our future interest costs. Our inability to pay distributions, or to pay distributions at expected levels, could result in a decrease in the per share trading price of our Series A Common Stock, Series D Preferred Stock or Series A Warrants.

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

Our success substantially depends upon the continued contributions of certain key personnel in evaluating and securing investments, selecting tenants and arranging financing. Our key personnel include Jack K. Heilbron, our Chief Executive Officer and President, Ed Bentzen, our Chief Financial Officer, and Gary Katz, our Chief Investment Officer, each of whom would be difficult to replace. If either of these individuals or any of the other members of our management team were to leave, the implementation of our investment strategies could be delayed or hindered, and our operating results could suffer.

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

We are not registered as an investment company under the Investment Company Act, based on exceptions we believe are available to us. If at any time the character of our investments could cause us to be deemed an investment company for purposes of the Investment Company Act, we could be required to register under the Investment Company Ac. Compliance with the Investment Company Ac, as a registered investment company, would require us to significantly alter our business and could impair our ability to operate as REIT, with potential adverse impacts on our business, and, thus, our stockholders.

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

In 2022 and 2023, the United States Federal Reserve raised interest rates multiple times and may raise interest rates in 2024 as well. An increase in the federal funds effective rate could cause an increase in rates related to lending for commercial real estate, which could have a material adverse effect on our business, including our ability to pay distributions. Further, the  outcome of congressional and other elections creates uncertainty with respect to legal, tax and regulatory regimes in which we operate. These changes could result in sweeping reform in many laws and regulations, including without limitation, those relating to taxes and small business aid. In addition, political discourse continues to be abrasive and an inability of the legislative and executive branches to engage in bipartisan politics may lead to instability on legislative, economic and social matters. These factors could have significant economic impacts on the markets, including without limitation, the stability, availability and access to capital markets and other funding sources, reduced real estate values and increases to interest rates. Such impacts could have a material adverse effect on our business, financial condition, results from operation and growth prospects.

If any of the banking institutions in which we deposit funds ultimately fails, we may lose any amounts of our deposits over federally insured levels which could reduce the amount of cash we have available to distribute or invest and could result in a decline in our value.

Continued uncertainty in the banking industry and additional bank failures could adversely impact our ability to maintain our business or access company funds. The banking industry is currently facing instability. We expect that the banking industry, particularly smaller banks, may continue to face potential failures. We currently hold a majority of our funds at a Western Alliance bank. We may need to coordinate and diversify banking relationships in order to have business continuity. If a bank where we hold funds experiences at bank failure, we may not be able to access funds or may lose funds which would have a negative impact on the financial condition of the business and our ability to conduct business.

We have deployed significant capital to own equity of Conduit, and the value of our equity investment in Conduit may decline due to factors outside of our control, which would likely have a material adverse effect on our future expansion, revenues, and profits.

In connection with our sponsorship of the SPAC, we purchased founder shares in the SPAC for an aggregate purchase price of $25,000 in 2021 and in connection with the SPAC’s IPO in 2022, we purchased 754,000 private placement units at a price of $10.00 per unit, for an aggregate purchase price of $7,540,000. Following the SPAC’s business combination with Conduit Pharma, we currently own approximately 6.3% of Conduit’s outstanding shares.

The value of our equity investment in Conduit, as carried on the consolidated balance sheet included in the financial statements accompanying this Form 10-K, is approximately $7.56 million, which we have computed in accordance with accounting principles generally accepted in the United States (“GAAP”), and which constitutes approximately 41% of the carrying value of our total assets as reflected on our consolidated balance sheet as of December 31, 2023. We can provide no assurance that the value of our equity investment in Conduit will not decline significantly based upon a variety of factors wholly outside of our control, including, without limitation, the performance of Conduit’s business, general market and economic conditions and stockholder dilution resulting from any capital raises or other financing transactions undertaken by Conduit.

Risks Related to our Indebtedness

We have significant outstanding indebtedness, which requires that we generate sufficient cash flow to satisfy the payment and other obligations under the terms of our debt and exposes us to the risk of default under the terms of our debt.

Our total gross indebtedness as of December 31, 2023 was approximately $108.5 million. We may incur additional debt for various purposes, including, without limitation, to fund future acquisitions and operational needs.

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

Loans obtained to fund property acquisitions will generally be secured by mortgages on our properties. The more we borrow, the higher our fixed debt payment obligations will be and the greater the risk that we will not be able to timely meet these payment obligations. At December 31, 2023, excluding our model home properties, we had a total of approximately $73.7 million of secured financing on our properties. If we are unable to make our debt payments as required, due to a decrease in rental or other revenues or an increase in our other costs, a lender could charge us a default rate of interest and/or foreclose on the property or properties securing its debt. This could cause an adverse effect on our results of operations and/or cause us to lose part or all of our investment, adversely affecting our financial condition by lowering the value of our real estate portfolio.

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

In addition, making a balloon payment may leave us with insufficient cash to pay the distributions that are required to maintain our qualification as a REIT. At December 31, 2023, excluding our model homes business, we have no mortgage that requires a balloon payment in 2023. The model homes division pays off the balance of its mortgages using proceeds from the sale of the underlying homes. Any deficiency in the sale proceeds would have to be paid from existing cash, reducing the amount available for distributions and operations.

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

We have identified a material weakness in our internal control over financial reporting. If our remediation of this material weakness is not effective, or if we experience additional material weakness in the future or otherwise fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock, and our financial performance may be adversely impacted.

Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we maintain internal control over financial reporting that meets applicable standards. We may err in the design or operation of our controls, and all internal control systems, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, there can be no assurance that all control issues have been or will be detected.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation and audit of the financial statements as of and for the fiscal years ended December 31, 2023, a certain material weakness was identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness is primarily related to a non-recuring significant transaction for income tax provision and comprises the following:

●

We lack a formal review and approval process in connection with the annual income tax provision, specifically related to REIT and non-REIT subsidiaries and the ownership of Conduit shares received by the Company in the de-SPAC transaction on September 22, 2023.

●

We did not design adequate internal controls under an appropriate financial reporting framework, including monitoring controls and certain entity level controls with regards to the income tax provision.

If this material weakness is not remediated, it could potentially result in a misstatement of account balances or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected.

The above material weakness will not be considered remediated until our remediation plan has been fully implemented. We cannot predict the success of such efforts to remediate the material weakness. Our efforts may not remediate this material weakness in our internal control over financial reporting, or additional material weaknesses may be identified in the future. A failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. As a result of this failure, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business, and would have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Common Stock, Preferred Stock and Series A Warrants

If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock's market price and liquidity and reduce our ability to raise capital.

We are required to meet certain qualitative and financial tests to maintain the listing of our securities on Nasdaq. As of the date of this report, we are in compliance with all of Nasdaq’s continued listing requirements. As previously disclosed, the Company received a written notice from Nasdaq on June 6, 2023 notifying the Company that it had failed to meet the $1.00 per share minimum bid price requirement for continued inclusion on Nasdaq. On December 21, 2023, the Company announced that it received formal notice from the Nasdaq Stock Market, LLC stating that the Company had regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2).

There can be no assurance that we will be able to maintain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria. If we are unable to maintain compliance with the continued listing requirements of Nasdaq, our common stock could be delisted, making it more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our securities could suffer a material decline. Delisting could also impair our ability to raise capital.

Our Series D Preferred Stock is subordinate to our existing and future debt, and your interests could be diluted by the issuance of additional preferred stock and by other transactions.

The Series D Preferred Stock ranks junior to all of our existing and future debt and to other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our future debt may include restrictions on our ability to pay distributions to preferred stockholders. Our charter currently authorizes the issuance of up to 1,000,000 shares of preferred stock in one or more classes or series. Subject to limitations prescribed by Maryland law and our charter, our Board of Directors is authorized to issue, from our authorized but unissued shares of stock, preferred stock in such classes or series as our Board of Directors may determine and to establish from time to time the number of shares of preferred stock to be included in any such class or series. The issuance of additional shares of Series D Preferred Stock or another series of preferred stock designated as ranking on parity with the Series D Preferred Stock would dilute the interests of the holders of shares of the Series D Preferred Stock, and the issuance of shares of any class or series of our stock expressly designated as ranking senior to the Series D Preferred Stock or the incurrence of additional indebtedness could affect our ability to pay distributions on, redeem or pay the liquidation preference on the Series D Preferred Stock. The Series D Preferred Stock does not contain any terms relating to or limiting our indebtedness or affording the holders of shares of the Series D Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets, that might adversely affect the holders of shares of the Series D Preferred Stock, so long as the rights, preferences, privileges or voting power of the Series D Preferred Stock or the holders thereof are not materially and adversely affected.

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

The Series D Preferred Stock is trading on Nasdaq but there is no guarantee that an active and liquid trading market to sell the Series D Preferred Stock will be sustained. Because the Series D Preferred Stock has no stated maturity date, investors seeking liquidity may be limited to selling their shares in the secondary market. If an active trading market is not sustained, the market price and liquidity of the Series D Preferred Stock may be adversely affected. Even if an active public market continues to exist, we cannot guarantee you that the market price for the Series D Preferred Stock will equal or exceed the price you pay for your Series D Preferred Stock.

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

If our stockholders sell substantial amounts of our Series D Preferred Stock in the public market, the market price of our Series D Preferred Stock could decrease significantly. The perception in the public market that our stockholders might sell shares of Series D Preferred Stock could also depress our market price. A decline in the price of shares of our Series D Preferred Stock might impede our ability to raise capital through the issuance of additional shares of our Series D Preferred Stock or other equity securities and could result in a decline in the value of the shares of our Series D Preferred Stock.

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

Although our Series A Warrants were listed on Nasdaq on or around January 24, 2022 under the symbol SQFTW, an active trading market for our warrants may not be sustained. If an active market for our warrants does not continue, it may be difficult for you to sell the Series A Warrants without depressing the market price for such securities.

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

Actions of activist stockholders may cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business.

Our stockholders may from time to time engage in proxy solicitations, advance shareholder proposals or otherwise attempt to affect changes or acquire control over the Company. For example, on March 13, 2024, a stockholder announced that it intends to file a preliminary proxy statement and accompanying WHITE universal proxy card with the Securities and Exchange Commission to be used to solicit votes for the election of director nominees at our next annual meeting of stockholders. Activist stockholder activities could adversely affect our business because responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. For example, we have or in the future may retain the services of various professionals to advise us on activist stockholder matters, including legal, financial, strategic and communication advisors, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholders’ initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, business partners, and employees, and cause our stock price to experience periods of volatility or stagnation.

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

We are subject to recently enacted state laws in California that require gender and diversity quotas for boards of directors of public companies headquartered in California.

In September 2018, California enacted Senator Bill 826 (“SB 826”), which generally requires public companies with principal executive offices in California to have at least two female directors on its board of directors if the company has at least five directors, and at least three female directors on its board of directors if the company has at least six directors. SB 826 has been challenged in legal proceedings and on May 13, 2022, the Superior Court of California for the County of Los Angeles entered an order striking down SB 826, holding that the statute violates the Equal Protection Clause of the California Constitution. The California Secretary of State has appealed the order and such appeal is currently pending. On September 16, 2022, the appellate court ruled to temporarily stay enforcement of the trial court’s order, which prevented the California Secretary of State from collecting diversity data on corporate disclosure forms pursuant to SB 826, pending a further order of the appellate court. On December 1, 2022, the appellate court vacated the temporary stay order and on February 3, 2023, a record on appeal was filed and such appeal is currently pending. To the extent that this ruling of the appellate court permits the Secretary of State of California to collect and report diversity data, we may be required to comply with additional disclosure requirements. However, ultimate enforceability of SB 826 remains uncertain.

Additionally, on September 30, 2020, California enacted Assembly Bill 979 (“AB 979”), which generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities”. A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. By December 31, 2021, each public company with principal executive offices in California was required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities. On April 1, 2022, the Superior Court of California for the County of Los Angeles entered an order striking down AB 979, holding that the statute violates the Equal Protection Clause of the California Constitution. On June 6, 2022, a notice of appeal was filed. On September 16, 2022, the appellate court ruled to temporarily stay enforcement of the trial court’s order, which prevented the California Secretary of State from collecting diversity data on corporate disclosure forms pursuant to AB 979, pending a further order of the appellate court. On December 1, 2022, the appellate court vacated the temporary stay order and on February 3, 2023, a record on appeal was filed and such appeal is currently pending. To the extent that this ruling of the appellate court permits the Secretary of State of California to collect and report diversity data, we may be required to comply with additional disclosure requirements. In June 2023, the federal district court for the Eastern District of California granted the plaintiffs a summary judgment and determined that AB 979 was unconstitutional on its face. The Eastern District of California’s decision is currently on appeal. Litigation regarding AB 979 will continue.

We cannot assure that we can recruit, attract and/or retain qualified members of our Board and meet gender and diversity quotas under Nasdaq Listing Rules or any California law that may become applicable to the Company, which may expose us to financial penalties and adversely affect our reputation.

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

ITEM 1C. CYBERSECURITY

Presidio Property Trust has a cross-departmental approach to addressing cybersecurity risk, including input from senior management, employees, external consultants, and our Board of Directors (the "Board"). Senior management devote significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner, including providing periodic training to staff and periodic review of the Company’s current posture to protect against threats. The Audit Committee of the Board of Directors oversees the steps taken by Presidio Property Trust’s management to monitor and mitigate cybersecurity risks. Senior management briefs the Audit Committee and the Board of Directors on cybersecurity matters as necessary.

The Company operates almost exclusively in a Software-as-a-Service (SaaS) IT environment. In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with the use of third-party service providers. The internal business owners of the hosted applications are required to document quarterly user access reviews and obtain a System and Organization Controls (SOC) 1 or SOC 2 report from our SaaS vendors. With assistance from an external consultant, management conducts an annual review of third-party SOC reports with a specific focus on their data protection procedures. If a third-party vendor is not able to provide a SOC 1 report, management takes additional steps to assess their cybersecurity preparedness and assess our relationship with them on that basis. Our assessment of risks associated with the use of third-party providers is a significant part of the Company’s overall cybersecurity risk management framework.

The Company has also engaged a third-party managed service provider to manage server, network, and email security, including continuous monitoring and industry-leading antivirus software. Presidio Property Trust has robust business continuity and disaster recovery procedures in place, and an insurance policy that provides for network security liability, event response and recovery, direct business interruption, contingent business interruption, cyber extortion, social engineering, and computer fraud should an incident occur.

In addition, we have Company-wide policies and procedures concerning cybersecurity matters, including access security, system change management, development lifecycle, incident management and business continuity/disaster recovery policies. These policies go through an annual internal review process and are approved by appropriate members of management. Presidio Property Trust uses a third-party consultant to assess the Company’s compliance with Sarbanes Oxley.

Presidio Property Trust faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. The Company has not, to date, experienced cyber incidents in the normal course of its business, nor have prior cybersecurity incidents had a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows. For more information about the cybersecurity risks we face, see the risk factor entitled “Risks related to cyber-attacks, cyber intrusions and other security breaches” in Item 1A- Risk Factors.

ITEM 2. PROPERTIES

General Information

We invest in a diverse multi-tenant portfolio of real estate assets primarily consisting of office/industrial, retail, and model home properties located primarily in the western United States. As of December 31, 2023, we owned or had an equity interest in nine office/industrial buildings totaling approximately 758,175 rentable square feet and three retail centers totaling approximately 65,242 rentable square feet. In addition, through our Model Home subsidiary and our investments in six limited partnerships and one corporation, we own a total of  110 Model Home properties located in five states. We directly manage the operations and leasing of our properties. Substantially all of our revenues consist of base rents received under leases that generally have terms that range from one to five years.  The majority of our existing leases as of December 31, 2023 contain contractual rent increases that provide for increases in the base rental payments. Our tenants consist of local, regional and national businesses. Our properties generally attract a mix of diversified tenants creating lower risk in periods of economic fluctuations. Our largest tenant represented approximately 6.43%  of total revenues for the year ended December 31, 2023.

Geographic Diversification Table

The following table shows a list of properties we owned as of December 31, 2023, grouped by the state where each of our investments is located.

Office/Industrial and Retail Properties:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	1	57,807	7.0%	$1,425,269	12.9%
Colorado	5	324,245	39.4%	4,883,335	44.2%
Maryland	1	31,752	3.9%	710,248	6.4%
North Dakota (1)	4	399,113	48.4%	3,687,043	33.5%
Texas	1	10,500	1.3%	335,973	3.0%
Total	12	823,417	100.0%	$11,041,868	100.0%

(1)	In December 2023, JLK Engineering moved into a North Dakota property under a 10-year lease, with rent commencing on February 28, 2024.

Model Home Properties:

Geographic Region	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
Midwest	4	12,307	3.7%	$182,748	4.3%
Southeast	4	9,875	2.9%	172,428	4.0%
Southwest	102	312,174	93.4%	3,926,124	91.7%
Total	110	334,356	100.0%	$4,281,300	100.0%

The following table summarizes information relating to our properties (excluding model homes) at December 31, 2023:

Property Summary

($ in000's) Property Location	Sq., Ft.	Date Acquired	Year Property Constructed	Purchase Price (1)	Occupancy	Percent Ownership	Mortgage On property
Office/Industrial Properties:
Genesis Plaza, San Diego, CA (2)	57,807	08/10	1989	$10,000	100.0%	76.4%	$5,937
Dakota Center, Fargo, ND	119,554	05/11	1982	9,575	58.1%	100.0%	9,197
Grand Pacific Center, Bismarck, ND (3)	94,943	03/14	1976	5,350	89.7%	100.0%	5,471
Arapahoe Center, Colorado Springs, CO	79,023	12/14	2000	11,850	88.0%	100.0%	7,426
West Fargo Industrial, West Fargo, ND	150,099	08/15	1998/2005	7,900	96.0%	100.0%	3,923
300 N.P., West Fargo, ND	34,517	08/15	1922	3,850	66.4%	100.0%	-
One Park Centre, Westminster CO	69,174	08/15	1983	9,150	75.0%	100.0%	6,044
Shea Center II, Highlands Ranch, CO	121,306	12/15	2000	25,325	67.1%	100.0%	16,951
Baltimore, Baltimore, MD	31,752	12/21	2006	8,892	100.0%	100.0%	5,670
Total Office/Industrial Properties	758,175			$91,892	81.0%		$60,619

Retail Properties:
Union Town Center, Colorado Springs, CO	44,042	12/14	2003	11,212	79.5%	100.0%	7,870
Research Parkway, Colorado Springs, CO	10,700	08/15	2003	2,850	100.0%	100.0%	1,589
Mandolin, Houston, TX (4)	10,500	08/21	2021	4,892	100.0%	61.3%	3,573
Total Retail Properties	65,242			$18,954	86.2%		$13,032

(1)	Prior to January 1, 2009, “Purchase Price” includes our acquisition related costs and expenses for the purchase of the property. After January 1, 2009, acquisition related costs and expenses were expensed when incurred.
(2)	Genesis Plaza is owned by two tenants-in-common, each of which own 57% and 43%, respectively, and we beneficially own an aggregate of 76.4%, based on our ownership percentages of each tenant-in-common.
(3)	Grand Pacific Center, Bismarck, ND, was removed from held for sale after signing a major lease with KLJ Engineering on December 7, 2022 for approximately 33,296 usable square feet, a term of 122 months, and starting annualized rent of $532,736. KLJ Engineering moved into the building during December 2023, with rent commencing on February 28, 2024.
(4)	Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.

Top Ten Tenants Physical Occupancy Table

The following table sets forth certain information with respect to our top 10 tenants at our Office/Industrial and Retail Properties.

As of March, 2023 Tenant		Number of Leases	Annualized Base Rent	% of Total Annualized Base Rent
John Hopkins University		1	710,248	6.43%
KLJ Engineering LLC	(1)	1	536,080	4.85%
Finastra USA Corporation		1	525,480	4.76%
MasTec North America, Inc.		1	362,182	3.28%
L&T Care LLC		1	335,973	3.04%
Wells Fargo Bank, NA		1	293,742	2.66%
Republic Indemnity of America		1	270,710	2.45%
Nova Financial & Investment Corporation		1	269,155	2.44%
Meissner Jacquet Real Estate Management Group, Inc.		1	255,177	2.31%
Fredrikson & Byron P.A.		1	249,270	2.26%
			$3,808,017	34.48%

(1)	Grand Pacific Center, Bismarck, ND, signed a major lease with KLJ Engineering on December 7, 2022 for approximately 33,296 usable square feet, a term of 122 months, and starting annualized rent of $532,736. KLJ Engineering moved into the building during December 2023, with rent commencing on February 28, 2024.

Lease Expirations Tables

The following table sets forth lease expirations for our properties as of December 31, 2023, assuming that none of the tenants exercise their renewal options.

Office/Industrial and Retail Properties:

Expiration Year		Number of Leases Expiring	Square Footage	Annual Rental From Lease	Percent of Total
2023	(1)	20	23,297	$254,966	2.3%
2024		27	61,354	1,021,491	9.3%
2025		29	141,493	2,384,600	21.6%
2026		34	207,887	3,179,628	28.8%
2027		13	48,840	924,512	8.4%
2028		18	73,658	1,481,512	13.4%
Thereafter		14	101,459	1,795,159	16.2%
Totals		155	657,988	$11,041,868	100.0%

(1)	One lease at our Dakota Center property in Fargo, ND expired on December 31, 2023 and was not renewed. This tenant made up less than 2% of our total portfolio rent, but accounted for approximately 20% of our Dakota Center rent. Management is looking into various options to replace the loss of this tenant.

Model Home Properties:

Expiration Year (1)	Number of Leases Expiring	Square Footage	Annual Rental From Lease	Percent of Total
2024	71	214,566	2,396,376	56.0%
2025	39	119,790	1,884,924	44.0%
	110	334,356	$4,281,300	100.0%

(1)	These leases are subject to extensions by the home builder depending on sales of the total development. All model homes are sold at the end of the lease period.

Physical Occupancy Table for Last 5 Years

The following table presents the percentage occupancy for each of our properties, excluding our Model Home Properties, as of December 31st for each of the last five years.

	Date	Percentage Occupancy as of the Year Ended December 31,
	Acquired	2019	2020	2021	2022	2023
Office/ Industrial Properties:
Garden Gateway Plaza (1)	03/07	76.4%	76.4%	N/A	N/A	N/A
Executive Office Park (1)	07/08	100.0%	97.7%	N/A	N/A	N/A
Genesis Plaza	08/10	78.5%	74.7%	85.6%	96.2%	100.0%
Dakota Center	05/11	86.0%	86.0%	73.5%	71.8%	58.1%
Grand Pacific Center	03/14	71.8%	74.2%	56.6%	56.4%	89.7%
Arapahoe Center	12/14	100.0%	100.0%	100.0%	100.0%	88.0%
West Fargo Industrial	08/15	77.1%	82.0%	90.8%	94.3%	100.0%
300 N.P.	08/15	73.0%	72.8%	64.8%	75.5%	66.4%
Highland Court (1)(2)	08/15	70.1%	64.5%	N/A	N/A	N/A
One Park Centre	08/15	79.1%	84.8%	80.5%	84.9%	75.0%
Shea Center II	12/15	90.9%	91.2%	91.6%	95.4%	67.1%
Baltimore	12/21	N/A	N/A	100.0%	100.0%	100.0%
Retail Properties:
World Plaza (1)	09/07	100.0%	100.0%	100.0%	N/A	N/A
Waterman Plaza (1)	08/08	90.7%	85.9%	N/A	N/A	N/A
Union Town Center	12/14	100.0%	100.0%	87.4%	72.9%	79.5%
Research Parkway	08/15	100.0%	100.0%	100.0%	88.8%	100.0%
Mandolin (2)	08/21	N/A	N/A	100.0%	100.0%	100.0%

(1)	Property was sold prior in previous periods.
(2)	A portion of the proceeds from the sale of Highland Court were used in like-kind exchange transactions pursued under Section 1031 of the Code for the acquisition of our Mandolin property. Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.

Annualized Base Rent Per Square Foot for Last 5 Years

The following table presents the average effective annual rent per square foot for each of our properties, excluding our Model Home Properties, as of December 31, 2023.

	Annualized Base Rent per Square Foot (1) For the Years Ended December 31,
	2019	2020	2021	2022	2023	Annualized Base Rent (2)	Net Rentable Square Feet
Office/ Industrial Properties:
Garden Gateway Plaza (3)	$12.62	$13.45	N/A	N/A	N/A	N/A	115,052
Executive Office Park (3)	$13.29	$13.65	N/A	N/A	N/A	N/A	49,864
Genesis Plaza (4)	$28.15	$22.97	$25.71	$26.26	$29.34	$1,425,269	57,807
Dakota Center	$12.87	$13.24	$13.22	$14.09	$15.45	$1,073,530	119,554
Grand Pacific Center (5)	$13.97	$13.71	$13.79	$13.90	$14.57	$1,240,771	94,943
Arapahoe Center	$14.69	$15.18	$11.87	$13.75	$14.43	$1,003,734	79,023
West Fargo Industrial	$6.65	$6.77	$6.81	$6.80	$7.09	$1,021,825	150,099
300 N.P.	$13.67	$14.86	$14.89	$16.72	$15.32	$350,917	34,517
Highland Court (3)(6)	$19.33	$22.33	N/A	N/A	N/A	N/A	93,536
One Park Centre	$19.51	$21.85	$23.42	$20.35	$23.81	$1,234,697	69,174
Shea Center II (4)	$18.47	$19.24	$20.37	$19.40	$19.17	$1,502,576	121,306
Baltimore	N/A	N/A	21.50	$21.93	$22.37	$710,248	31,752
Retail Properties:
World Plaza (3)	$13.63	$9.93	$14.28	N/A	N/A	N/A	55,810
Waterman Plaza (3)	$16.30	$12.42	N/A	N/A	N/A	N/A	21,170
Union Town Center	$25.63	$23.73	$23.86	$25.22	$24.65	$888,278	44,042
Research Parkway	$22.58	$29.09	$22.69	$23.53	$23.74	$254,050	10,700
Mandolin (6)	N/A	N/A	30.75	$31.37	$32.00	$335,973	10,500

(1)	Annualized Base Rent (defined as cash rent including abatements) divided by the percentage occupied divided by rentable square feet.
(2)	Annualized Base Rent is based upon actual rents due as of December 31, 2023.
(3)	Property was sold during prior periods.
(4)	Annualized base rent at Genesis Plaza and Shea Center II does not include space rent by the Company, which totals 9,224 square feet at Genesis Plaza and 2,972 square feet at Shea Center II.
(5)	Grand Pacific Center, Bismarck, ND, signed a major lease with KLJ Engineering on December 7, 2022 for approximately 33,296 usable square feet, a term of 122 months, and starting annualized rent of $532,736. KLJ Engineering moved into the building during December 2023, with rent commencing on February 28, 2024.
(6)	A portion of the proceeds from the sale of Highland Court were used in like-kind exchange transactions pursued under Section 1031 of the Code for the acquisition of our Mandolin property. Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.

ITEM 3. LEGAL PROCEEDINGS

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

Performance Graph

Not required.

Number of Common Stockholders

As of March 27, 2024, there were approximately 6,000 holders of our Series A Common Stock.

Dividend Payments

The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the years ended December 31, 2023 and 2022.  The Company intends to continue to pay dividends to our common stockholders on a quarterly basis, and on a monthly basis for holders of Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future cash dividends.

Series A Common Stock

Quarter Ended	2023	2022
	Distributions Declared	Distributions Declared
March 31	$0.022	$0.105
June 30	0.023	0.106
September 30	0.023	0.020
December 31	0.023	0.021
Total	$0.091	$0.252

Series D Preferred Stock

Month	2023	2022
	Distributions Declared	Distributions Declared
January	$0.19531	$0.19531
February	0.19531	0.19531
March	0.19531	0.19531
April	0.19531	0.19531
May	0.19531	0.19531
June	0.19531	0.19531
July	0.19531	0.19531
August	0.19531	0.19531
September	0.19531	0.19531
October	0.19531	0.19531
November	0.19531	0.19531
December 31	0.19531	0.19531
Total	$2.34372	$2.34372

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

Dividend Policy

We plan to pay at least 90% of our annual REIT taxable income to our stockholders in order to maintain our status as a REIT. We intend to continue to declare dividends, however, we cannot provide any assurance as to the amount or timing of future dividends. Our goal is to make cash dividend distributions out of our operating cash flow and proceeds from the sale of properties. During 2023, we paid dividends to holders of our Series A Common Stock of approximately $1.2 million.  During 2022, we paid dividends to our holders of Series A Common Stock of approximately $3.1 million.

To the extent that we pay dividends in excess of our earnings and profits, as computed for federal income tax purposes, these dividends will represent a return of capital, rather than a dividend, for federal income tax purposes. Dividends that are treated as a return of capital for federal income tax purposes generally will not be taxable as a dividend to a U.S. stockholder, but will reduce the stockholder’s basis in its shares (but not below zero) and therefore can result in the stockholder having a higher gain upon a subsequent sale of such shares. Return of capital dividends in excess of a stockholder’s basis generally will be treated as gain from the sale of such shares for federal income tax purposes.

We provide each of our stockholders a statement detailing dividends paid during the preceding year and their characterization as ordinary income, capital gain or return of capital annually. During the years ended December 31, 2023 and December 31, 2022, all dividends to holders of our Series A Common Stock were non-taxable as they were considered return of capital to the stockholders.

Securities authorized for issuance under equity compensation plans

Information regarding securities authorized for issuance under the Company’s equity compensation plans is contained in Part III, Item 11 of this Annual Report.

Issuer Purchases of Equity Securities

While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently.  On September 17, 2021, the Board of Directors authorized a stock repurchase program of up to $10 million of outstanding shares of our Series A Common Stock, which expired in September 2022.  On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which expired in September 2023.  During the year ended December 31, 2022, the Company repurchased 196,631 shares of our Series A Common Stock at an average price of approximately $1.59 per share, including a commission of $0.035 per share, and 6,013 shares of our Series D Preferred Stock at an average price of approximately $20.31 per share, including a commission of $0.035 per share, for a total cost of $313,578 for the Series A Common Stock and $122,141 for the Series D Preferred Stock. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which shall expire in November 2024. During the year ended December 31, 2023, the Company repurchased 23,041 shares of our Series D Preferred Stock at an average price of approximately $ 15.97 per share, including a commission of $0.035 per share, and no shares of our Series A Common Stock, for a total cost of $0.2 million for the Series D Preferred Stock. The repurchased shares will be treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost.

The following tables contain information for shares of Series A Common Stock and Series D Preferred Stock repurchased during the year ended December 31, 2023.

Series A Common Stock:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2023	—	$—	—	$5,717,340
February 2023	—	—	—	5,717,340
March 2023	—	—	—	5,717,340
April 2023	—	—	—	5,717,340
May 2023	—	—	—	5,717,340
June 2023	—	—	—	5,717,340
July 2023	—	—	—	5,717,340
August 2023	—	—	—	5,717,340
September 2023	—	—	—	5,717,340
October 2023	—	—	—	5,717,340
November 2023 (1)	—	—	—	6,000,000
December 2023	—	—	—	6,000,000
Total	—	$—	—	$6,000,000

(1) On November 17, 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which shall expire in November 2024.

Series D Preferred Stock:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2023	—	$—	—	$3,877,859
February 2023	—	$—	—	3,877,859
March 2023	386	$—	386	3,870,912
April 2023	1,711	$17.88	1,711	3,840,326
May 2023	5,439	$16.96	5,439	3,748,066
June 2023	5,076	$16.17	5,076	3,665,987
July 2023	565	$16.28	565	3,656,786
August 2023	919	$16.14	919	3,641,955
September 2023	951	$15.63	951	3,627,090
October 2023	5,283	$15.35	5,283	3,545,970
November 2023 (1)	2,711	$14.05	2,711	4,000,000
December 2023	—	$—	—	4,000,000
Total	23,041	$15.97	23,041	$4,000,000

(1) On November 17, 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which shall expire in November 2024.

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

OVERVIEW

The Company operates as an internally managed diversified real estate investment trust, or REIT.  The Company invests in a multi-tenant portfolio of commercial real estate assets comprised of office, industrial, and retail properties and model homes leased back to the homebuilder located primarily in the western United States. As of December 31, 2023, including properties held for sale, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial building (“Office/Industrial Properties”) which total approximately 758,175 rentable square feet,

•	Three retail shopping centers (“Retail Properties”) which total approximately 65,242 rentable square feet, and

•	110 model homes owned by six affiliated limited partnerships and one corporation (“Model Home Properties”).

Presidio Property Trust’s office, industrial and retail properties are located California, Colorado, Maryland, North Dakota and Texas. Our Model Home Properties are located in five states, primarily in Texas. We acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full calendar year, or has been operating for three years. Our geographical clustering of assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas.

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

We seek to diversify our portfolio by commercial real estate segments to reduce the adverse effect of a single under-performing segment, geographic market and/or tenant. We further supplement this at the tenant level through our credit review process, which varies by tenant class.  For example, our commercial and industrial tenants tend to be corporations or individually owned businesses.  In these cases, we typically obtain financial records, including financial statements and tax returns (depending on the circumstance), and run credit reports for any prospective tenant to support our decision to enter into a rental arrangement. We also typically obtain security deposits from these commercial tenants. Our Model Home business partners are substantial homebuilders with established credit histories. These tenants are subjected to financial review and analysis prior to us entering into a sale-leaseback transaction. Our ownership of the underlying property provides a further means to avoiding significant credit losses.

Significant Transactions in 2023 and 2022

Acquisitions during the year ended December 31, 2023:

•

We acquired 40 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2023. The purchase price for these properties was $21.9 million. The purchase price consisted of cash payments of $6.6 million and mortgage notes of $15.3 million.

Acquisitions during the year ended December 31, 2022:

•

We acquired 31 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2022. The purchase price for the properties was $15.6 million. The purchase price consisted of cash payments of $4.8 million and mortgage notes of $10.8 million.

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

Dispositions during the year ended December 31, 2023:

During year ended December 31, 2023, we disposed of the following properties:

•	22 model homes for approximately $11.7 million and the Company recognized a gain of approximately $3.2 million.

Dispositions during the year ended December 31, 2022:

During year ended December 31, 2022, we disposed of the following properties:

•	World Plaza, which was sold on March 11, 2022, for approximately $10.0 million and the Company recognized a loss of approximately $0.3 million.

•	31 model homes for approximately $17.5 million and the Company recognized a gain of approximately $5.4 million.

Sponsorship of Special Purpose Acquisition Company

On January 7, 2022, we announced our sponsorship, through our wholly-owned subsidiary, Murphy Canyon Acquisition Sponsor, LLC (the “Sponsor”), of a special purpose acquisition company (“SPAC”) initial public offering. Murphy Canyon Acquisition Corp. (“Murphy Canyon” or the “SPAC”) raised $132,250,000 in capital investment to acquire an operating business. We, through our wholly-owned subsidiary, owned approximately 23.49% of the issued and outstanding stock in the entity upon the initial public offering being declared effective and consummated (excluding the private placement units described below), and following the completion of its initial business combination, the SPAC operates as a separately managed, publicly traded entity. The SPAC offered $132,250,000 units, with each unit consisting of one share of common stock and three-quarters of one redeemable warrant.

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

On November 8, 2022, the SPAC entered into an agreement and plan of merger with Conduit Pharmaceuticals Limited, a Cayman Islands exempted company (“Conduit Pharma”), and Conduit Merger Sub, Inc., a Cayman Islands exempted company and the SPAC’s wholly owned subsidiary. The merger agreement provided that the SPAC’s Cayman Island subsidiary will merge with and into Conduit Pharma, with Conduit Pharma surviving the merger as the SPAC’s wholly owned subsidiary and the public company renamed “Conduit Pharmaceuticals Inc.” (“Conduit”).

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

Throughout 2023, we loaned Murphy Canyon $1.0 million to fund its trust account and for operating expenses.   The loan was non-interest bearing, unsecured and was repaid in full on the date of Murphy Canyon’s business combination with Conduit Pharma.

On September 22, 2023, Murphy Canyon completed its business combination with Conduit Pharma and changed its name to “Conduit Pharmaceuticals Inc.”  Immediately prior to the business combination the Company owned approximately 65% of the SPAC’s outstanding common stock.  Upon consummation of the business combination, the SPAC’s shares of Class B common stock were converted into shares of its Class A common stock and the shares of Class A common stock were then reclassified as a single class of Conduit common stock. As a result of the business combination, the Company was issued (i) 3,306,250 shares of Conduit’s common stock due to the conversion of the shares of the SPAC’s Class B common stock into shares of the SPAC’s Class A common stock and then reclassification into shares of Conduit common stock, (ii) 754,000 shares of Conduit common stock, which prior to the business combination were shares of the SPAC’s Class A common stock and (iii) private warrants to purchase 754,000 shares of Conduit common stock, which prior to the business combination were warrants to purchase 754,000 shares of the SPAC’s Class A common stock. Also in the business combination, shareholders and debtholders of Conduit Pharma were issued 65,000,000 shares of Conduit common stock.  Immediately following the consummation of the business combination, the Company transferred 45,000 shares of Conduit common stock and warrants to purchase 45,000 shares of Conduit common stock to the SPAC’s independent directors as compensation for their services. As a result, the Company owned approximately 6.5% of Conduit’s common stock immediately following the business combination and currently owns approximately 6.3% of Conduit’s common stock. In connection with the business combination, the Company’s officers and directors who also served as officers and directors of the SPAC resigned from the SPAC, with the exception of the Company’s former Chief Financial Officer who resigned from the Company.

ECONOMIC ENVIRONMENT

According to Nareit's, the National Association of Real Estate Investment Trusts, 2024 REIT Market Outlook, published on its website in December 2023, economic uncertainty, which began in 2022 and created a difficult environment for REIT share prices, will likely be an ongoing theme in 2024. For example, as the 10-year Treasury yield increased nearly 3% and REIT implied cap rates rose from 4.5% to nearly 6.5%, REIT share prices fell by 21.4% from the beginning of 2022 through December 1, 2023.  As of the third quarter of 2023, the REIT implied and appraisal cap rate spread has remained wide as property appraisals have been slow to adjust to current market conditions. For example:

●	The REIT implied and private transaction-based cap rate spread was 170 bps.
●	The REIT implied and private appraisal-based cap rate spread was 216 bps.

According to Nareit, these great divides indicate serious disparities between today’s public and private real estate valuations. The potential valuation impacts associated with transaction and appraisal cap rates moving to the REIT implied cap rate are significant. All else equal, closing the REIT implied–transaction gap would require private value write-downs of more than 25%; the declines would need to exceed 30% to eliminate the REIT-implied appraisal spread. Though these valuation adjustments represent extreme scenarios, significant rises in transaction and appraisal cap rates are warranted and further material write-downs are likely on the horizon for the private real estate market.  Nareit noted three hopeful signs for a meaningful REIT recovery in 2024 and beyond:

●	REITs have typically enjoyed strong absolute and relative total return performances after monetary policy tightening cycles end.
●	The valuation divergence between REITs and private real estate will likely converge in 2024, making REITs an attractive option for investors.
●	Solid balance sheets will enable REITs to navigate ongoing economic uncertainty while providing an advantage in terms of acquisitions and growth.

CREDIT MARKET ENVIRONMENT

Current market rates in February 2024 on fixed rate mortgages on homes range from 6.15% - 7.29%, depending on the term(1). Current market rates for 5–10 year fixed rate loans for commercial properties range from 6.71% - 6.84%, depending on the type of building (retail/industrial/office)(2). Interest rates increased in 2023 compared to 2022 due to the Federal Reserve raising interest rates 100 basis points, or 1%, in hopes of slowing down inflation going from 4.5% in December 2022 to 5.5% in July 2023.  The Federal Reserve chose not to raise rates in September 2023, November 2023, December 2023, and January 2024, most recently noting “Recent indicators suggest that economic activity has been expanding at a solid pace. Job gains have moderated since early last year but remain strong, and the unemployment rate has remained low. Inflation has eased over the past year but remains elevated”(3).  Although rates increased in 2023, it does not necessarily indicate that we would be unable to refinance or obtain mortgages on new homes or commercial properties at the same rate we have historically when they come due, as rates vary by property and are dependent upon factors including property cash flows, occupancy rates and lender credit.

(1) Source: https://www.bankrate.com/finance/mortgages/current-interest-rates.aspx

(2) Source: https://selectcommercial.com/commercial-mortgage-rates.php

(3) Source: https://www.federalreserve.gov/newsevents/pressreleases/monetary20240131a.htm

As noted by Colliers Securities in its February 2024 Industry Notes: Going forward the Federal Reserve has put the REITs in a favorable position with rate cuts anticipated in the latter half of 2024. With the tightening cycle in effect for most of 2023, we anticipate the transaction market should return as interest rates stabilize or move lower. This should allow many REITs to re-accelerate their growth rates as acquisitions were few for many of the REITs in 2023. The other component for a healthy transaction market is sellers' need to adjust their price expectations. Borrowing at rates of approximately 3% are no longer realistic in the near future. With interest rates off their highs and REIT stock prices off their lows, opportunities for acquisitions may make sense for many REITs' cost of capital.  The Collier Securities report further noted the following:

Industrial - The industrial sector, marked by its resilience, witnessed a steady increase in cap rates from March to September, reaching a peak at 6.39%. Subsequently, there was a gradual decline, and in January the trend reversed, and industrial cap rates surpassed those of other sectors, now being the sector with the highest cap rates at 6.24%, We view this more of the mix of assets transacting rather than a trend that investors are not attracted to the sector. In January, the industrial real estate sector exhibited a range of noteworthy changes in cap rates across cities. San Antonio emerged as the city with the highest cap rate at 8.72%, while Atlanta recorded the lowest rate at 4.57%. Notable increases were observed in Houston, with a significant rise from 7.08% in December to 7.50% in January. Similarly, San Antonio experienced a substantial surge from 6.19% to 8.72%, reflecting more a mix in assets. Conversely, Tampa saw a decrease from 5.42% to 3.95%, and Salt Lake City exhibited resilience with a drop from 6.40% to 6.10%. The diverse spread in cap rates highlights varied risk and return profiles across cities, emphasizing the need for investors to carefully assess local market dynamics. While the industrial sector, overall, demonstrates a broad upward trend in cap rates, with an average increase of 0.23% compared to December, we would not over read into this increase.

Retail - The retail sector underwent a series of fluctuations, showcasing the most significant variance among the sectors. Initially positioned with mid-range cap rates, retail surpassed office in December, reaching the highest cap rate at 6.48%. However in January, the retail sector experienced a decline in cap rates, which shows just how much these cap rates can move month-to-month given the low transaction volume. The highest cap rate is observed in Phoenix at 8.01% while Nashville experiences the lowest at 4.30%. Noteworthy changes from December to January include Houston's cap rate increasing from 5.54% to 5.93%. Los Angeles and Las Vegas both record a slight decrease from 5.20% in December to 4.76% in January and from 6.13% to 5.20%, respectively, reflecting nuanced adjustments in their respective markets. Phoenix maintains its position with notable cap rate expansions from 7.00% to 8.01%.

Office - In January, office cap rates decreased to an average of 6.03% from 6.27% in December. Notably, the office sector no longer holds the highest cap rates, with some cities exhibiting slight shifts in market dynamics. The office real estate market demonstrates city-specific dynamics, with wide-ranging cap rates. Columbus records the lowest cap rate of 4.65%, down from 6.00% in December, followed by San Jose at 4.80%. Indianapolis stands out with the highest cap rate at 9.62%, followed by Los Angeles with a cap rate of 7.74%, a significant increase from 5.00% in December. On the other hand, New York's cap rate increases from 6.00% to 6.83%. Cap rates can have a wider range as there is a large bifurcation between A & B assets.

MANAGEMENT EVALUATION OF RESULTS OF OPERATIONS

Management’s evaluation of operating results includes an assessment of our ability to generate cash flow necessary to pay operating expenses, general and administrative expenses, debt service and to fund distributions to our stockholders. As a result, management’s assessment of operating results gives less emphasis to the effects of unrealized gains and losses and other non-cash charges, such as depreciation and amortization and impairment charges, which may cause fluctuations in net income for comparable periods but have no impact on cash flows. Management’s evaluation of our potential for generating cash flow includes assessments of our recently acquired properties, our non-stabilized properties, long-term sustainability of our real estate portfolio, our future operating cash flow from anticipated acquisitions, and the proceeds from the sales of our real estate assets or other assets.

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

Our results of operations for the years ended December 31, 2023 and 2022 may not be indicative of those expected in future periods. Management does not expect the level of expenses and interest income, resulting from our investment in and consolidation of Murphy Canyon Acquisition Corp, to continue in the near future, since the de-SPAC and deconsolidation of that entity in September 2023.  The de-SPAC resulted in the Company having an investment in Conduit Pharmaceuticals which totaled approximately $18.3 million as of December 31, 2023, with a cost basis of approximately $7.5 million.  The Company entered into a lock-up agreement with Conduit regarding the common stock held by the Company, for 180 days from the closing of the business combination which ended March 20, 2024.  Management is still considering the best course of action to monetize our investment.  During 2023, elevated real estate prices in commercial real estate, increasing interest rates on lending, and compressing capitalization rates have made it challenging to acquire properties that fit our portfolio needs.  As a result, we did not find any suitable commercial properties to acquire during 2023, but we were able to acquire 40 model home properties.  Management will continue to evaluate potential acquisitions in an effort to increase our portfolio of commercial real estate and model homes.

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

Real Estate Held for Sale and Discontinued Operations. Real estate sold or to be sold during the current period is classified as “real estate held for sale” for all prior periods presented in the accompanying consolidated financial statements. Mortgage notes payable related to the real estate sold during the current period is classified as “notes payable related to real estate held for sale” for all prior periods presented in the accompanying consolidated financial statements. Additionally, we record the operating results related to real estate that has been disposed of as discontinued operations for all periods presented if the operations have been eliminated and represent a strategic shift and we will not have any significant continuing involvement in the operations of the property following the sale.

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

As of December 31, 2023 and December 31, 2022, our marketable securities (excluding our investments in Conduit's common stock and common stock warrants), held at a third party broker, presented on the balance sheet were measured at fair value using Level 1 market prices and totaled approximately $45,149 and $0.8 million, respectively, with a cost basis of approximately $40,315 and $0.9 million, respectively. Additionally, the funds held in the Trust Account for the SPAC Class A common stockholders included a money market portfolio that was comprised of U.S. Treasury securities, considered cash equivalent, which were measured at fair value using Level 1 and totaled approximately $0 million and $136.9 million as of December 31, 2023 and December 31, 2022, respectively.  Our investments in Conduit's common stock and common stock warrants presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, which are currently held at Conduit's transfer agent, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $18.3 million as of December 31, 2023, with a cost basis of approximately $7.5 million.  The Company entered into a lock-up agreement with Conduit regarding the common stock held by the Company, for 180 days from the closing of the business combination which ended March 20, 2024.  There were no financial liabilities measured at fair value as of December 31, 2023 and December 31, 2022.

The following table presents as of December 31, 2023 the Company’s assets subject to measurement at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Goodwill for Dubose Model Homes	$-	$-	$1,123,000	$1,123,000
Goodwill for NTR Property Management	-	-	451,000	451,000
Total Assets	$-	$-	$1,574,000	$1,574,000

The following table presents as of December 31, 2022 the Company’s assets subject to measurement at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Goodwill for Dubose Model Homes	$-	$-	$1,123,000	$1,123,000
Goodwill for NTR Property Management	-	-	1,300,000	1,300,000
Total Assets	$-	$-	$2,423,000	$2,423,000

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

	For the Year Ended December 31,
	2023	2022

Common Stock Warrants	2,000,000	2,000,000
Placement Agent Warrants	80,000	80,000
Series A Warrants	14,450,069	14,450,069
Unvested Common Stock Grants	760,995	349,042

Total potentially dilutive shares	17,291,064	16,879,111

RESULTS FROM OPERATIONS FOR THE YEARS ENDED December 31, 2023 AND 2022

Our results from operations for 2023 and 2022 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense, general and administrative expenses, and depreciation and amortization will significantly change in future periods as a result of the assets sold over the last two years.

Revenues.  Total revenue was approximately  $17.6 million for the year ended December 31, 2023, compared to approximately $17.8 million for the same period in 2022, a decrease of approximately $0.2 million or 1%. The decrease in rental income reported in 2023 compared to 2022 is directly related to the non-renewal of our largest tenant, in 2022, Halliburton, located in Shea Center II at December 31, 2022.  This was offset by the increase in model home income, as our model home portfolio grew from 92  at December 31, 2022 to 110 at December 31, 2023.

Rental Operating Costs.  Rental operating costs were approximately $6.0 million for the year ended December 31, 2023 compared to approximately $5.8 million for the same period in 2022, an increase of approximately $121,522 or 2%. Rental operating costs as a percentage of total revenue was 33.8% and 32.9% for the years ended December 31, 2023 and 2022, respectively, as office property expenses continue to increase, specifically insurance costs.  As of December 31, 2023 our model home assets made up 35% of our total real estate assets, which is up from 28% as of December 31, 2022, and our gross revenue from model home assets represented approximately 23% of our total revenue.  This percentage is expected to increase in 2024 as the percentage of our model home real estate assets has increased.  There were no acquisitions or sales of retail, office or industrial properties during the year ended December 31, 2023, resulting in an expected decreases in the percent of gross revenues from those assets during 2024.  Management does expect to see activity in sales in our commercial real estate assets in the near future. During the year ended December 31, 2023, the material impact to office property expense was an impairment as noted below.

	% of Gross Revenue for the year ended
Segment	12/31/2023	12/31/2022
Office/Industrial	65.9%	71.2%
Model Home	23.4%	16.3%
Retail	10.7%	12.5%

	% of Total Real Estate Assets as of
Segment	12/31/2023	12/31/2022
Office/Industrial	53.5%	60.3%
Model Home	35.2%	26.9%
Retail	11.3%	12.8%

General and Administrative. General and administrative (“G&A”) expenses were approximately $6.8 million for the year ended December 31, 2023, compared to approximately $6.2 million for the same period in 2022, representing an increase of approximately $0.6 million or 10%. As a percentage of total revenue, our general and administrative costs was approximately 38.5% and 34.7% for the years ended December 31, 2023 and 2022, respectively. The G&A expense for the years ended December 31, 2022 was affected by a reduction in payroll costs totaling approximately $878,000, which included employee retention credits ("ERC") and decreased stock compensation, offset by the increase in D&O insurance for the SPAC totaling approximately $465,000 and higher accounting and consulting fees of approximately $412,000.  There were no ERC payments to offset payroll costs in 2023 leading to higher overall payroll costs.  Consolidated G&A expenses related to SPAC totaled approximately $1.0 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $5.4 million for the year ended December 31, 2023, compared to approximately $5.5 million for the same period in 2022.

Asset Impairments. We review the carrying value of goodwill and each of our real estate properties annually to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the year ended December 31, 2023, we recognized a non-cash impairment charge of approximately $3.2 million on goodwill and our real estate assets.  Of the $3.2 million impairment for the year, approximately $2.0 million was related to our One Park Center property, approximately $0.4 million was related to eight model homes, and approximately $0.8 million was related to goodwill impairment. This impairment charge for One Park Center reflects management’s revised estimate of the fair market value based on sales comparable of like property in the same geographical area as well as an evaluation of future cash flows or an executed purchase sale agreement. The impairment charge for the eight model homes reflects the estimated sales prices for these specific model homes in 2024 as a result of an abnormally short hold period, less than two years, on model homes purchased in 2022, where the builder changed their product type in these neighborhoods after we had purchased the homes.  We do not believe these losses are indicative of our overall model home portfolio.  As noted above in the Overview section, during the year ended December 31, 2023, we sold 22 model homes for approximately $11.7 million and the Company recognized a gain of approximately $3.2 million.  We expect to record a net gain on model home sales in the first quarter of 2024 as well. The impairment to goodwill was related to NTR Property Management and the fair market value adjustment based on future expected cash flows. The Company did not recognize a non-cash goodwill or real estate impairment during the year ended December 31, 2022.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges was approximately $5.0 million for the year ended December 31, 2023 compared to approximately $4.7 million for the same period in 2022, an increase of  approximately $0.3 million, or 6%. The increase in mortgage interest expense relates to the increase mortgage debt on our commercial properties and model homes. During the year ended 2023 our total mortgage debt increased from $97.8 million at December 31, 2022 to $108.5 million at December 31, 2023 in connection with the acquisition of new model homes and our weighted average interest rate increased from 4.57% to 5.18% over the same time period.

Gain on Sale of Real Estate Assets. For the year ended December 31, 2023, the change in gain on sale relates to the mix and type of properties sold. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Significant Transactions in 2023 and 2022 above for further detail.

Income Tax Expense / Credit. For the year ended December 31, 2023, the Company recorded an expense of approximately ($0.3)million related to estimated refunds from federal and state taxes for capital gains from the sale of model homes held by the taxable REIT subsidiary compared to a recorded an income tax credit of approximately $1.2 million, for the year ended December 31, 2022. The reduction in taxes can be attributed to a lower gain on sale of model homes in 2023 as compared to 2022 as well as the deconsolidation of the SPAC, and the SPAC's income tax expense, in September 2023.  Consolidated income tax expenses related to the SPAC totaled approximately $0.4 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the years ended December 31, 2023 and 2022 totaled approximately $3.0 million, and $3.6 million, and was directly impacted by the sale of 13 and 19 model homes during the years ended December 31, 2023 and 2022, respectively, held by our Model Home Partnerships.

Gain on deconsolidation of SPAC and  remeasurement. Following the completion of the Murphy Canyon IPO in February 2022, we determined that Murphy Canyon is a Variable Interest Entity ("VIE") in which we had a variable interest because Murphy Canyon did not have enough equity at risk to finance its activities without additional subordinated financial support. Since the business combinations with Conduit on September 22, 2023, we have determined that Conduit’s (formally Murphy Canyon) public stockholders have substantive rights and we no longer have control of Conduit’s activity. Since we are no longer the controlling party, or have a majority of the issued and outstating common stock, the Company deconsolidated Conduit from our consolidated financial statements.  In connection with the  deconsolidation we recorded a gain of approximately $40.3 million.  Of the total gain recognized on deconsolidation, approximately $34.1 million relates to the remeasurement of our retained investment in Murphy Canyon via the Sponsor shares which converted into shares of Conduit's common stock on September 22, 2023, and approximately $6.2 million relates to the deconsolidation of Murphy Canyon's assets and liabilities as of September 22, 2023.

Since deconsolidating Conduit, on September 22, 2023, our investments in Conduit's common stock and common stock warrants presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $18.3 million as of December 31, 2023, with a cost basis of approximately $7.5 million.  The Company entered into a lock-up agreement with Conduit regarding the common stock held by the Company, for 180 days from the closing of the business combination which ended on March 20, 2024.

Geographic Diversification Tables

The following table shows a list of commercial properties owned by the Company grouped by state and geographic region as of December 31, 2023:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	1	57,807	7.0%	$1,425,269	12.9%
Colorado	5	324,245	39.4%	4,883,335	44.2%
Maryland	1	31,752	3.9%	710,248	6.4%
North Dakota (1)	4	399,113	48.4%	3,687,043	33.5%
Texas	1	10,500	1.3%	335,973	3.0%
Total	12	823,417	100.0%	$11,041,868	100.0%

The following table shows a list of our Model Home properties by geographic region as of December 31, 2023:

Geographic Region	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
Midwest	4	12,307	3.7%	$182,748	4.3%
Southeast	4	9,875	2.9%	172,428	4.0%
Southwest	102	312,174	93.4%	3,926,124	91.7%
Total	110	334,356	100.0%	$4,281,300	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings from our model home lines of credit, the sale of our investment in Conduit Pharma, and the sale of our equity or issuance of debt securities or bonds.   Our cash and restricted cash at December 31, 2023 was approximately  $6.5 million. Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. We also are actively seeking model home investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders.  Future principal payments due on our mortgage notes payables during 2024, total approximately $23.5 million, of which  $13.1 million is related to model home properties.  During the next 12 months our four commercial property loans, Dakota Center, Research Parkway, Arapahoe Service Center and Union Town Center, have mortgage loans with maturity dates, totaling approximately $26.1 million.  Management has begun discussions with various lenders to either restructure, extend or refinance these loans.  Additionally, management may consider selling these properties if we are unsuccessful in extending the maturity dates or are unable to raise additional funds to pay these non-recourse loans in full.  Only the loan on Research Parkway, for $1.6 million has recourse to the Company.  Management expects certain model homes will be sold, and that the underlying mortgage notes will be paid off with sales proceeds, while other mortgage notes will be refinanced as the Company has done in the past. Additional principal payments will be made with cash flows from ongoing operations.  On December 31, 2022, the lease for our largest tenant at that time, Halliburton, expired.  Halliburton was located in our Shea Center II property in Colorado and did not renew the lease.  We placed approximately $1.1 million in a reserve account with our lender to cover future mortgage payments, if necessary, in connection with Halliburton's vacant space, none of which has been used as of  December 31, 2023. This reserve amount is included in "Cash, cash equivalents and restricted cash" on the balance sheet.  Our management team is working to fill the 45,535 square foot space and has leased approximately 20% of the space to a tenant during 2023 and has reviewed various third party proposals for the remaining 80%.  As of December 31, 2023, none of the third party proposals have fit into our long-term plans. We will continue to work on filling the space during 2024.

While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently.  On September 17, 2021, the Board of Directors authorized a stock repurchase program of up to $10 million of outstanding shares of our Series A Common Stock, which expired in September 2022.  On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which expired in September 2023.  During the year ended December 31, 2022, the Company repurchased 196,631 shares of our Series A Common Stock at an average price of approximately $1.59 per share, including a commission of $0.035 per share, and 6,013 shares of our Series D Preferred Stock at an average price of approximately $20.31 per share, including a commission of $0.035 per share, for a total cost of $313,578 for the Series A Common Stock and $122,141 for the Series D Preferred Stock. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which shall expire in November 2024. During the year ended December 31, 2023, the Company repurchased 23,041 shares of our Series D Preferred Stock at an average price of approximately $ 15.97 per share, including a commission of $0.035 per share, and no shares of our Series A Common Stock, for a total cost of $0.2 million for the Series D Preferred Stock. The repurchased shares will be treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost.

There can be no assurance that the Company will refinance loans, take out additional financing or capital will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans, reduce certain discretionary spending or even sell properties, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. We believe that cash on hand, cash flow from our existing portfolio, distributions from joint ventures in Model Home Partnerships and property sales during 2024 will be sufficient to fund our operating costs, planned capital expenditures and required dividends for at least the next twelve months. If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we plan to fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, issuance of debt instruments, additional investors, or we may reduce or suspend the rate of dividends to our stockholders.

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

The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the years ended December 31, 2023 and 2022.  The Company intends to continue to pay dividends to our common stockholders on a quarterly basis, and on a monthly basis for the Series D Preferred stockholders going forward, but there can be no guarantee the Board of Directors will approve any future dividends.

Quarter Ended	2023	2022
	Distributions Declared	Distributions Declared
March 31	$0.022	$0.105
June 30	0.023	0.106
September 30	0.023	0.020
December 31	0.023	0.021
Total	$0.091	$0.252

Month	2023	2022
	Distributions Declared	Distributions Declared
January	$0.19531	$0.19531
February	0.19531	0.19531
March	0.19531	0.19531
April	0.19531	0.19531
May	0.19531	0.19531
June	0.19531	0.19531
July	0.19531	0.19531
August	0.19531	0.19531
September	0.19531	0.19531
October	0.19531	0.19531
November	0.19531	0.19531
December 31	0.19531	0.19531
Total	$2.34372	$2.34372

Cash, Cash Equivalents and Restricted Cash

At December 31, 2023 and December 31, 2022, we had approximately $6.5 million and $16.5 million in cash equivalents, respectively, including $3.7 million and $4.4 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts and cash held in bank accounts at third-party institutions. During the years ended December 31, 2023 and 2022, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $1.2 million of our cash and restricted cash balance is intended for capital expenditures on existing properties (including deposits held in reserve accounts by our lenders) over the next 12 months.  We intend to use the remainder of our existing cash and cash equivalents for asset/property acquisitions, reduction of principal debt, general corporate purposes, common stock repurchases (if market conditions are met),or dividends to our stockholders.

Secured Debt

As of December 31, 2023, all our commercial properties, except 300 NP which has no debt, had fixed-rate mortgage notes payable in the aggregate principal amount of $73.7 million, collateralized by a total of 11 commercial properties with loan terms at issuance ranging from 7 to 10 years. The weighted-average interest rate on these mortgage notes payable as of December 31, 2023 was approximately 4.87%, and our debt to estimated market value for our commercial properties was approximately 60.6%.  During the next 12 months four of our commercial property loans, totaling approximately $26.1 million, will mature, with an estimated combined loan to value of approximately 59% as of December 31, 2023.

As of December 31, 2023, the Company had fixed-rate mortgage notes payable related to model homes in the aggregate principal amount of $34.8 million, excluding loans eliminated through consolidation, collateralized by a total of 108 Model Homes.  These loans generally have a term at issuance of three to five years. As of December 31, 2023, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $322,368 and 5.81%, respectively. Our debt to estimated market value on all our model home properties is approximately 66.6%, excluding any loans eliminated through consolidation.  We have been able to refinance maturing mortgages to extend maturity dates and we have not experienced any notable difficulties financing our acquisitions.  The Company anticipates that any new mortgages used to acquire commercial properties or model homes in the near future will be at rates higher than our currently weighted average interest rate. As of December 31, 2023, we had issued two promissory notes to our majority owned subsidiaries, Dubose Model Home Investors 202 LP and Dubose Model Home Investors 204 LP, for the refinancing of two model home properties in Texas and Wisconsin, for approximately $0.5 million with interest rates ranging from 3.0% to 5.55% per annum and maturity dates between August 2024 and November 2025. These notes payable and notes receivable, including interest expense and interest income related to these promissory notes, are eliminated through consolidation on our financial statements.

Cash Flows for the years ended December 31, 2023 and December 31, 2022

Operating Activities: Net cash provided by operating activities for the years ended December 31, 2023 and 2022 increased by $0.6 million to approximately $1.5 million from $0.9 million.  The change in net cash provided in operating activities is mainly due to changes in net income, including operating activities of the SPAC, which fluctuates based on timing of receipt and payment, as well as an increase in non-cash addbacks such as straight-line rent.  Consolidated operating expenses related to the SPAC totaled approximately $1.45 million and $1.50 million for the years ended  December 31, 2023 and 2022, respectively. There will be no operating expense related to the SPAC in future periods, since the deconsolidation in September 2023.

Investing Activities: Net cash from investing activities for the year ended December 31, 2023 was approximately $120.3 million compared to cash used in investing activities of approximately $126.4 million  during the same period in 2022. The change from each period was primarily related to the gross cash distributed from the Trust Account for Murphy Canyon totaling approximately $137 million.  Additionally, proceeds from sale of real estate, net, were down approximately $15 million in 2023, as compared to 2022, and proceeds used for real estate acquisition and building improvements were up approximately $10.5 million.

We currently project that we could spend up to $1.2 million (some of which is held in deposits reserve accounts by our lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio during the rest of the year. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures in the future due to rising construction costs. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities: Net cash used in financing activities during the year ended December 31, 2023 was $131.8 million compared to $127.3 million provided by financing activities for the same period in 2022 and was primarily due to the following activities for the year ended December 31, 2023:

•	Payments on redemptions of approximately $137.2 million for Murphy Canyon common stock during the year ended December 31, 2023.

•	The payment of Series A Common Stock and Series D Preferred Stock dividends totaling approximately $1.2 million and $2.1 million, respectively during the year ended December 31, 2023.

•	Net repayment of mortgage notes payable and notes payable totaling approximately $10.1 million during the year ended December 31, 2023.

•	Distributions to noncontrolling interest of approximately $1.7 million.

•	The repurchase of Series D Preferred Stock totaling approximately $0.4 million.

These decreases to cash used in financing activities were offset by proceeds from mortgage notes payable, net of issuance costs of approximately $20.8 million.

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

Common Stock Warrants: If all the potential Common Stock Warrants outstanding at December 31, 2023, were exercised at the price of $5.00 per share, gross proceeds to us would be approximately $10 million and we would as a result issue an additional 2,000,000 shares of common stock.

Placement Agent Warrants: If all the potential Placement Agent Warrants outstanding at December 31, 2023, were exercised at the price of $6.25 per share, gross proceeds to us would be approximately $0.5 million and we would as a result issue an additional 80,000 shares of common stock.

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

Series A Warrants: If all the potential Series A Warrants outstanding at December 31, 2023, were exercised at the price of $7.00 per share, gross proceeds to us would be approximately $101.2 million and we would as a result issue an additional 14,450,069 shares of common stock.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation and audit of the financial statements as of and for the fiscal year ended December 31, 2023, a material weakness was identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness primarily relates to a non-recuring significant transaction for income tax provision under ASC 740, Income Taxes, and comprises the following:

●

We lack a formal review and approval process in connection with the annual income tax provision, specifically related to REIT and non-REIT subsidiaries and the ownership of Conduit shares received by the Company in the de-SPAC transaction on September 22, 2023.

●

We did not design adequate internal controls under an appropriate financial reporting framework, including monitoring controls and certain entity level controls with regards to the income tax provision.

If this material weakness is not remediated, it could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. We are implementing measures designed to improve our internal control over financial reporting to remediate this material weakness, although they have not been fully remediated as of the date of this filing.

The material weakness will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. We commenced the remediation plan and will be documenting and implementing such plan, followed with testing such controls over time. We cannot predict the success of such efforts or the outcome of its assessment of the remediation efforts. Our efforts may not remediate this material weakness in our internal control over financial reporting, or additional material weaknesses may be identified in the future. A failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.

Changes in Internal Control over Financial Reporting

We are adding controls around the calculation and preparation of income tax provisions and expenses, we are engaging with third party experts, and will continually identify and monitor the taxable status of each subsidiary for annual reporting.  There were no additional changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Furthermore, we do not believe that these controls have been impacted by COVID-19 related circumstances, including remote work arrangements with our employees.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our Management concluded that our internal controls over financial reporting were not effective as of December 31, 2023.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements - the following documents are filed as part of this report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2023 and 2022
•	Consolidated Statements of Operations for the years ended December 31, 2023 and 2022
•	Consolidated Statements of Equity for the years ended December 31, 2023 and 2022
•	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
•	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules - the following documents are filed as part of this report:

•	Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization as of December 31, 2023

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

3.3	Articles Supplementary filed on August 4, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 8, 2014).

3.4	Articles of Amendment of Presidio Property Trust, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 19, 2017).

3.5	Articles Supplementary classifying and designating the Series C Common Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on July 31, 2020).

3.6	Articles of Amendment effecting the reverse stock split (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 31, 2020).

3.7	Articles Supplementary classifying and designating 805,000 shares of the Series D Preferred Stock (incorporated by reference to the Company’s Form 8-A12B filed on June 9, 2021).

3.8	Articles Supplementary classifying and designating an additional 115,000 shares of the Series D Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on June 15, 2021).

3.9	Second Amended and Restated Bylaws of Presidio Property Trust, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on October 19, 2017).

3.10	Articles Supplementary relating to election to be subject to Section 3-803 of the Maryland General Corporation Law (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 22, 2024).

4.1	Form of Series A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 10-12B filed on May 6, 2008).

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K filed on March 30, 2022).

4.3	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-11 filed on November 9, 2021).

4.6	Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-11 filed on November 9, 2021).

10.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form 10-12B filed on May 6, 2008).

10.2	Purchase and Sale Agreement and Joint Escrow Instructions among NetREIT Highland, LLC, NetREIT Joshua, LLC, NetREIT Casa Grande, LP, NetREIT Sunrise, LLC, NetREIT, Inc. and Sparky’s Storage 18 (CA) LP, dated as of February 6, 2015; as amended by the First Amendment dated February 25, 2015, and the Second Amendment dated April 2, 2015 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.3+	Amended and Restated Presidio Property Trust, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit B of the Company’s Proxy Statement filed on April 17, 2023).

10.4+	Form of Restricted Stock Agreement under 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-11/A filed on January 17, 2018).

10.5	Form of Placement Agency Agreement, dated as of July 12, 2021, by and between the Company and the Placement Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

10.6	Form of Securities Purchase Agreement, dated as of July 12, 2021, by and between the Company and the Purchaser (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

10.7	At-The-Market Offering Agreement dated November 8, 2021, by and between Presidio Property Trust, Inc. and The Benchmark Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 9, 2021).

10.8	Ninth Amendment to Loan Agreement signed August 19, 2021 (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on August 25, 2021).

10.9	Loan Agreement dated February 26, 2016, together with Second Amendment to Loan Agreement dated as of June 29, 2016, Third Amendment to Loan Agreement dated as of April 11, 2017, Joinder and Fourth Amendment to Loan Agreement dated as of February 20, 2018, Fifth Amendment to Loan Agreement dated as of April 11, 2018, Joinder and Sixth Amendment to Loan Agreement dated as of April 11, 2019, Joinder and Seventh Amendment to Loan Agreement dated as May 22, 2020 and Eighth Amendment to Loan Agreement dated as of June 26, 2020 (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on August 25, 2021).

10.10	Form of Indemnification Agreement entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-11 filed on September 18, 2017).

10.11	Tenth Amendment to Loan Agreement signed October 12, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 14, 2022).

10.12	Tenth Amendment to Guaranty Agreement signed October 12, 2022 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 14, 2022).

10.13+	Employment agreement with Jack Heilbron (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 5, 2024)

10.14+	Employment agreement with Ed Bentzen (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 9, 2024)

10.15+	Employment agreement with Gary Katz (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 9, 2024)

10.16+	Employment agreement with Steven Hightower (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 9, 2024)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K filed on March 30, 2021).

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm *

31.1

Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer, Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

97.1	Clawback Policy of the Company *

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

____________________________________________________

∗	Filed herewith

+	Denotes a compensatory plan or arrangement

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack K. Heilbron	Director, Chairman of the Board and Chief Executive Officer	April 15, 2024
Jack K. Heilbron	(Principal Executive Officer)

/s/ Ed Bentzen	Chief Financial Officer	April 15, 2024
Ed Bentzen

/s/ Steven Hightower	Director	April 15, 2024
Steven Hightower

/s/ Jennifer A. Barnes	Director	April 15, 2024
Jennifer A. Barnes

/s/ David T. Bruen	Director	April 15, 2024
David T. Bruen

/s/ James R. Durfey	Director	April 15, 2024
James R. Durfey

/s/ Tracie Hager	Director	April 15, 2024
Tracie Hager

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Presidio Property Trust, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Presidio Property Trust, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, equity and cash flows, for the years then ended, and the related notes to the consolidated financial statements and schedule in Item 15 (2), Schedule III – Real Estate and Accumulated Depreciation and Amortization (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Real Estate Asset Impairment Assessment

Critical Audit Matter Description

At December 31, 2023, the Company’s net investment in real estate assets was approximately $144 million. As more fully described in note 4, the Company periodically evaluates its long-lived assets, including its investment in real estate, for impairment. The judgments and assumptions regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal and environmental concerns, and the Company’s intent and ability to hold the related asset. If the expected future undiscounted cash flows are less than the carrying amount of the long-lived asset, an impairment loss is recognized for the difference between the estimated fair value and the carrying amount.

Auditing the Company's process to evaluate indicators of impairment was complex due to a high degree of subjectivity in the identification of events or changes in circumstances that may indicate impairment was present. Changes in these judgments could have a material impact on the Company’s analysis.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Evaluated the judgements used by management to identify whether indicators of impairment were present and tested the significant assumptions and completeness and accuracy of market and operating data used by the Company in its analysis.

●	We compared the significant assumptions used by management to current market data and performed sensitivity analysis of certain significant assumptions, such as capitalization rates and future cash flows.

●	We also held discussions with management and read minutes of meetings of the Board of Directors and related committees to understand whether there were any changes in management’s operating and development plans that would result in the disposal of a property significantly before the end of its useful life.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2009.

Irvine, California

April 15, 2024

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$21,660,644	$19,189,386
Buildings and improvements	133,829,416	125,979,374
Tenant improvements	17,820,948	13,861,839
Lease intangibles	4,110,139	4,110,139
Real estate assets and lease intangibles held for investment, cost	177,421,147	163,140,738
Accumulated depreciation and amortization	(38,725,356)	(34,644,511)
Real estate assets and lease intangibles held for investment, net	138,695,791	128,496,227
Real estate assets held for sale, net	5,459,993	2,016,003
Real estate assets, net	144,155,784	130,512,230
Other assets:
Cash, cash equivalents and restricted cash	6,510,428	16,516,725
Deferred leasing costs, net	1,657,055	1,516,835
Goodwill	1,574,000	2,423,000
Investment in Conduit Pharmaceuticals marketable securities (see Notes 2 & 9)	18,318,521	—
Deferred tax asset	346,762	—
Other assets, net (see Note 6)	3,400,088	3,511,681
Total other assets	31,806,854	23,968,241
Investments held in Trust (see Notes 2 & 9)	—	136,871,183
TOTAL ASSETS	$175,962,638	$291,351,654
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$103,685,444	$95,899,176
Mortgage notes payable related to properties held for sale, net	4,027,829	999,523
Mortgage notes payable, total net	107,713,273	96,898,699
Accounts payable and accrued liabilities	4,792,034	4,028,564
Accounts payable and accrued liabilities of SPAC (see Notes 2 & 9)	—	5,046,725
Accrued real estate taxes	1,953,087	1,879,875
Dividends payable	174,011	178,511
Lease liability, net	16,086	46,833
Below-market leases, net	13,266	18,240
Total liabilities	114,661,757	108,097,447
Commitments and contingencies (Note 2 & 9):
SPAC Class A common stock subject to possible redemption; none as of December 31, 2023 and 13,225,000 shares as of December 31, 2022 (at $10.45 per share), net of issuance cost of approximately $6,400,000	—	130,411,135
Equity:
Series D Preferred Stock, $0.01 par value per share; 1,000,000 shares authorized; 898,940 shares issued and outstanding (liquidation preference $25.00 per share) as of December 31, 2023 and 913,987 shares issued and outstanding as of December 31, 2022	8,909	9,140
Series A Common Stock, $0.01 par value per share, shares authorized: 100,000,000; 11,859,726 shares and 11,807,893 shares were issued and outstanding at December 31, 2023 and December 31, 2022, respectively	122,651	118,079
Additional paid-in capital	182,310,219	182,044,157
Dividends and accumulated losses	(131,508,785)	(138,341,750)
Total stockholders' equity before noncontrolling interest	50,932,994	43,829,626
Noncontrolling interest	10,367,887	9,013,446
Total equity	61,300,881	52,843,072
TOTAL LIABILITIES AND EQUITY	$175,962,638	$291,351,654

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2023	2022
Revenues:
Rental income	$16,743,231	$17,203,310
Fees and other income	892,383	560,971
Total revenue	17,635,614	17,764,281
Costs and expenses:
Rental operating costs	5,962,918	5,841,396
General and administrative	6,790,432	6,163,816
Depreciation and amortization	5,425,739	5,465,015
Impairment of goodwill and real estate assets	3,247,097	—
Total costs and expenses	21,426,186	17,470,227
Other income (expense):
Interest expense - mortgage notes	(5,004,889)	(4,712,487)
Gain on sale of marketable securities, net (excluding Conduit marketable securities)	1,414,420	2,018,847
Interest and other income, net	20,878	21,075
Gain on sales of real estate, net	3,240,200	5,079,912
Loss on Conduit marketable securities (see footnote 9)	(23,359,774)	—
Gain on deconsolidation of SPAC (see footnote 9)	40,321,483	—
Income tax (expense) benefit	335,780	(1,215,873)
Total other income, net	16,968,098	1,191,474
Net income	13,177,526	1,485,528
Less: Income attributable to noncontrolling interests	(3,031,080)	(3,612,647)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$10,146,446	$(2,127,119)
Less: Preferred Stock Series D dividends	(2,118,846)	(2,152,740)
Less: Series A Warrant dividend	—	(2,456,512)
Net income (loss) attributable to Presidio Property Trust, Inc. common stockholders	$8,027,600	$(6,736,371)

Net income (loss) per share attributable to Presidio Property Trust, Inc. common stockholders:
Basic & Diluted	$0.68	$(0.57)

Weighted average number of common shares outstanding - basic & dilutive	11,847,814	11,753,041

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2021	920,000	$9,200	11,599,720	$115,997	$186,492,012	$(130,947,434)	$55,669,775	$9,812,845	$65,482,620
Net (loss) income	—	—	—	—	—	(2,127,119)	(2,127,119)	3,612,647	1,485,528
Vesting of restricted stock	—	—	404,804	4,048	1,884,945	—	1,888,993	—	1,888,993
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(3,114,456)	(3,114,456)	—	(3,114,456)
Dividends to Series D Preferred Stockholders	—	—	—	—	—	(2,152,741)	(2,152,741)	—	(2,152,741)
Remeasurement of SPAC common stock subject to possible redemption upon IPO, Public Warrants and Private Placement Units, net of offering costs	—	—	—	—	(4,023,113)	—	(4,023,113)	—	(4,023,113)
Remeasurement of SPAC shares to redemption value	—	—	—	—	(1,876,183)	—	(1,876,183)	—	(1,876,183)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(4,412,046)	(4,412,046)
Repurchase of Series A Common Stock, at cost	—	—	(196,631)	(1,966)	(311,423)	—	(313,389)	—	(313,389)
Repurchase of Series D Preferred Stock, at cost	(6,013)	(60)	—	—	(122,081)	—	(122,141)	—	(122,141)
Balance, December 31, 2022	913,987	$9,140	11,807,893	$118,079	$182,044,157	$(138,341,750)	$43,829,626	$9,013,446	$52,843,072
Net income	—	—	—	—	—	10,146,446	10,146,446	3,031,080	13,177,526
Vesting of restricted stock	—	—	457,168	4,572	1,041,811	—	1,046,383	—	1,046,383
Dividends paid to Series A common stockholders	—	—	—	—	—	(1,194,635)	(1,194,635)	—	(1,194,635)
Dividends to Series D preferred stockholders	—	—	—	—	—	(2,118,846)	(2,118,846)	—	(2,118,846)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(1,676,639)	(1,676,639)
Remeasurement of SPAC shares to redemption value	—	—	—	—	(405,994)	—	(405,994)	—	(405,994)
Repurchase of Series D preferred stock, at cost	(23,041)	(231)	—	—	(369,755)	—	(369,986)	—	(369,986)
Balance, December 31, 2023	890,946	$8,909	12,265,061	$122,651	$182,310,219	$(131,508,785)	$50,932,994	$10,367,887	$61,300,881

See Notes to Consolidated Financial Statements.

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$13,177,526	$1,485,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,425,739	5,465,015
Stock compensation	989,515	1,204,106
Bad debt expense	28,880	73,055
Gain on sale of real estate assets, net	(3,240,200)	(5,079,912)
Gain on deconsolidation of SPAC investment	(40,321,483)	—
Net change in Conduit fair value marketable securities	23,359,774	—
Net change in fair value marketable securities		(42,664)
Net change in fair value SPAC Trust Account	(1,414,420)	(1,976,183)
Impairment of goodwill and real estate assets	3,247,097	—
Amortization of financing costs	345,880	240,090
Amortization of below-market leases	(4,974)	(54,890)
Straight-line rent adjustment	(332,055)	(252,759)
Changes in operating assets and liabilities:
Other assets	(211,023)	1,050,221
Deferred tax asset	(346,762)	—
Accounts payable and accrued liabilities	60,556	(1,539,727)
Accounts payable and accrued liabilities for the SPAC	652,577	417,975
Accrued real estate taxes	73,212	(61,038)
Net cash provided by operating activities	1,489,839	928,817
Cash flows from investing activities:
Real estate acquisitions	(21,909,963)	(15,673,575)
Additions to buildings and tenant improvements	(6,663,116)	(2,107,505)
Investment in marketable securities	(2,161,724)	(1,762,095)
Proceeds from sale of marketable securities	2,974,910	2,363,063
Investment of SPAC IPO proceeds into Trust Account	(624,998)	(134,895,000)
Withdrawals from Trust Account for SPAC taxes	832,480	—
Withdrawals from Trust Account for Redemption of SPAC Shares	137,157,011	—
Deletions / (additions) to deferred leasing costs	7,744	(70,889)
Proceeds from sales of real estate, net	10,698,386	25,768,334
Net cash provided by (used in) investing activities	120,310,730	(126,377,667)
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	20,804,277	20,288,093
Repayment of mortgage notes payable	(10,089,026)	(11,958,568)
Payment of deferred offering costs	(5,000)	(3,201,266)
Distributions to noncontrolling interests, net	(1,676,639)	(4,412,046)
Proceeds from initial public offering of SPAC	—	134,024,416
SPAC offering non-controlling interest adjustment	—	(1,774,416)
Redemption of SPAC shares	(137,157,011)	—
Repurchase of Series A Common Stock, at cost	—	(313,389)
Repurchase of Series D Preferred Stock, at cost	(369,986)	(122,141)
Dividends paid to Series D Preferred Stockholders	(2,118,846)	(2,152,741)
Dividends paid to Series A Common Stockholders	(1,194,635)	(3,114,456)
Net cash (used in) provided by financing activities	(131,806,866)	127,263,486
Net (decrease) increase in cash equivalents and restricted cash	(10,006,297)	1,814,636
Cash, cash equivalents and restricted cash - beginning of period	16,516,725	14,702,089
Cash, cash equivalents and restricted cash - end of period	$6,510,428	$16,516,725
Supplemental disclosure of cash flow information:
Interest paid-mortgage notes payable	$4,962,458	$4,110,288
Income taxes paid	$533,340	$517,902
Non-cash financing activities:
Potentially convertible common stock for SPAC	$—	$134,895,000
Dividends payable - Preferred Stock Series D	$174,011	$178,511

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization. Presidio Property Trust, Inc. (“we”, “our”, “us” or the “Company”) is an internally-managed real estate investment trust (“REIT”), with holdings in office, industrial, retail and model home properties. We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” Through Presidio Property Trust, Inc., its subsidiaries, and its partnerships, we own 12 commercial properties in fee interest, two of which we own as a partial interest in various affiliates, in which we serve as general partner, member and/or manager, and a special purpose acquisition company (until deconsolidation in September 2023) as noted below.

The Company or one of its affiliates operates the following partnerships during the periods covered by these consolidated financial statements:

•

The Company is the sole general partner and limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), both of which, at  December 31, 2023, had ownership interests in an entity that owns income producing real estate. The Company refers to these entities collectively as the "NetREIT Partnerships".

•

The Company is the general and limited partner in six limited partnerships that purchase model homes and lease them back to homebuilders (Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP, Dubose Model Home Investors #204, LP, Dubose Model Home Investors #205, LP,  Dubose Model Home Investors #206, LP, and Dubose Model Home Investors #207, LP). The Company refers to these entities collectively as the “Model Home Partnerships”.

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

Short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders.  Future principal payments due on mortgage notes payables, during the year ended December 31, 2024, total approximately $23.5 million, of which $13.1 million is related to model home properties.  Management expects certain model home properties can be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes can be refinanced, as the Company has historically been able to do in the past. Additional principal payments will be made with cash flows from ongoing operations.

As the Company continues its operations, it may re-finance, seek additional financing or restructure.  However, there can be no assurance that any such re-financing or additional financing will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans and/or certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Management believes that the combination of working capital on hand and the ability to refinance commercial and model home mortgages will fund operations through at least the next twelve months from the date of the issuance of these audited financial statements.

Segments. The Company acquires and operates income producing properties in three business segments including Office/Industrial Properties, Model Home Properties and Retail Properties. See Note 14. “Segments”.

Customer Concentration. Concentration of credit risk with respect to tenant receivables is limited due to the large number of tenants comprising the Company’s rental revenue.  We had one tenant account for 6.43% of total rental income for the year ended December 31, 2023 and one tenant accounted for 8.57% of total rental income for the year ended December 31, 2022.  On December 31, 2022, the lease for our largest tenant at that time, Halliburton Energy Services, Inc. ("Halliburton"), expired.  Halliburton was located in our Shea Center II property in Colorado and did not renew the lease.  We placed approximately $1.1 million in a reserve account with our lender to cover future mortgage payments, if necessary, in connection with Halliburton's vacant space, none of which has been used as of December 31, 2023. This reserve amount is included in "Cash, cash equivalents and restricted cash" on the balance sheet.  Our management team is working to fill the 45,535 square foot space and has leased approximately 20% of the space to a tenant during 2023 and has reviewed various proposals for the remaining 80%.  As of December 31, 2023, none of the third party proposals have fit into our long-term plans. We will continue to work on filling the space during 2024.

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

The consolidated financial statements also include the accounts of (a) Murphy Canyon up until September 22, 2023, when they completed their business combination.  Murphy Canyon was a SPAC for which we served as the financial sponsor (as described herein), and which was deemed to be controlled by us as a result of our 65% equity ownership stake, the overlap of three of our executive officers as executive officers of Murphy Canyon, and significant influence that we could exercise over the funding and acquisition of new operations for an initial business combination ("IBC") (see Note 2, Variable Interest Entity). All intercompany balances, prior to deconsolidation and loss of control on September 22, 2023, have been eliminated in consolidation.

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

Use of Estimates. The financial statements were prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the allocation of purchase price paid for property acquisitions between land, building and intangible assets acquired including their useful lives; valuation of long-lived assets, and the allowance for doubtful accounts, which is based on an evaluation of the tenants’ ability to pay. Actual results could differ from those estimates.

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

The value attributable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net increase in rental income of approximately $5,000 and $55,000 for the years ended December 31, 2023 and 2022, respectively.

The value of in-place leases and unamortized lease origination costs are amortized to expenses over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third-party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $18,000 and $0.2 million for years ended December 31, 2023 and 2022, respectively.

Real Estate Held for Sale and Discontinued Operations. We generally reclassify assets to "held for sale" when the disposition has been approved, it is available for immediate sale in its present condition, we are actively seeking a buyer, and the disposition is considered probable within one year.  Additionally, real estate sold during the current period is classified as “real estate held for sale” for all prior periods presented in the accompanying consolidated financial statements. Mortgage notes payable related to the real estate sold during the current period are classified as “notes payable related to real estate held for sale” for all prior periods presented in the accompanying consolidated financial statements. Additionally, we record the operating results related to real estate that has been disposed of as discontinued operations for all periods presented if the operations have been eliminated and represent a strategic shift and we will not have any significant continuing involvement in the operations of the property following the sale.  As of December 31, 2023, no commercial property met the criteria to be classified as "held for sale" and 15 model homes were classified as held for sale.

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

We review the carrying value of each of our real estate properties annually to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the year ended  December 31, 2023 , we recognized a non-cash impairment charge of approximately $2.0 million  on One Park Center and approximately $0.4 million was related to eight model homes. The impairment charges for One Park Center reflects management’s revised estimate of the fair market value based on sales comparable of like property in the same geographical area as well as an evaluation of future cash flows or an executed purchase sale agreement. The impairment charge for the eight model homes reflects the estimated sales prices for these specific model homes in 2024 as a result of an abnormally short hold period, less than two years, on model homes purchased in 2022, where the builder changed their product type in these neighborhoods after we had purchased the homes.  We do not believe these losses are indicative of our overall model home portfolio.  As noted above in the Overview section, during the year ended December 31, 2023, we sold 22 model homes for approximately $11.7 million and the Company recognized a gain of approximately $3.2 million.  We expect to record a net gain on model home sales in the first quarter of 2024 as well. The Company did not recognize a non-cash impairment during the year ended December 31, 2022 to our real estate assets.

Intangible Assets.  Intangible assets, including goodwill and lease intangibles, are comprised of finite-lived and indefinite-lived assets. Lease intangibles represents the allocation of a portion of the purchase price of a property acquisition representing the estimated value of in-place leases, unamortized lease origination costs, tenant relationships and land purchase options. Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. Indefinite-lived assets are not amortized. Amortization expense of intangible assets that are not deemed to have an indefinite useful life was approximately $10,000 and $0.1 million, respectively, for the years ended December 31, 2023 and 2022 and is included in depreciation and amortization in the accompanying consolidated statements of operation.

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

As of December 31, 2023, prior to any adjustment, the carrying value of the goodwill for NTR Property Management was $1.3 million. As par to the annual testing for goodwill impairment the fair value of NTR Property Management using the Capitalized Cash Flow method and Merger and Acquisition method show an indication of impairment to the goodwill. Management expects to hold this business for the foreseeable future; however, in 2023 we experienced increasing payroll costs, and increasing operating expenses along with increased interest rates. The current market outlook for the Office sector of commercial real estate has been depressed.  All of these factors have led to lower than historical expected future cash flows, resulting in the impairment indication and concluded an enterprise value of NTR Property Management at $451,000.  With an assumed fair market value of $451,000 for NTR Property Management, in accordance with ASC 350 and ASC 820, we have recorded an impairment to goodwill for approximately  $0.8 millionas of December 31, 2023.  No other impairment was deemed to exist to goodwill at December 31, 2023 and 2022.  See Fair Value Measurements below for additional information.

Depreciation and Amortization. The Company records depreciation and amortization expense using the straight-line method over the useful lives of the respective assets. The costs of buildings are depreciated over estimated useful lives of 39 years, the costs of improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease (which range from 1 to 10 years), the costs associated with acquired tenant intangibles over the remaining lease term and the cost of furniture, fixtures and equipment are depreciated over 4 to 5 years. Depreciation and amortization expense for the years ended December 31, 2023 and 2022 was approximately $5.4 million and $5.5 million, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations.

Cash, Cash Equivalents and Restricted Cash.  At December 31, 2023 and December 31, 2022, we had approximately $6.5 million and $16.5 million in cash, cash equivalents and restricted cash, respectively.  The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At December 31, 2023, the Company had approximately $0.7 million in deposits in financial institutions that exceeded the federally insurable limits. Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are for payment of property taxes, insurance, leasing costs, mortgage payment reserves, and capital expenditures. As of December 31, 2023, the Company has approximately $3.7 million of restricted cash.  At December 31, 2022, the Company had approximately $8.8 million in deposits in financial institutions that exceeded the federally insurable limits. Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are for payment of property taxes, insurance, leasing costs and capital expenditures. As of December 31, 2022, the Company has approximately $4.4 million of restricted cash.

Accounts Receivables. The Company periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company maintains an allowance for deferred rent receivable that arises from straight lining of rents. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates. As of December 31, 2023 and 2022, the balance of allowance for possible uncollectable tenant receivables included in other assets, net in the accompanying consolidated balance sheets was approximately  $92,000 and  $138,000, respectively.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third-party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At December 31, 2023 and 2022, the Company had net deferred leasing costs of approximately  $1.7 million and  $1.5 million, respectively. Total amortization expense for the years ended December 31, 2023 and 2022 was approximately  $0.5 million and  $0.4 million, respectively.

Deferred Financing Costs. Costs incurred, including legal fees, origination fees, and administrative fees, in connection with debt financing are capitalized as deferred financing costs, are amortized using the straight line method, which approximates the effective interest method, over the contractual term of the respective loans and recorded as an offset to the carrying value of the debt. At December 31, 2023 and 2022, unamortized deferred financing costs related to mortgage notes payable were approximately $0.8 million and $0.9 million. For the years ended December 31, 2023 and 2022, total amortization expense related to the mortgage notes payable deferred financing costs was approximately $0.3 million and $0.2 million , respectively. Amortization of deferred financing costs are included in interest expense in the accompanying consolidated statements of operations.

Deferred Offering Costs. Deferred offering costs represent legal, accounting and other direct costs related to our offerings and as of December 31, 2023 we have incurred approximately $5,000.  These costs are related to an amendment to a registration statement for the sale of our common stock that has not been finalized.  As of December 31, 2022, there were no deferred offering costs.

Income Taxes.  We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, for federal income tax purposes.To maintain our qualification as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we maintain our qualification for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to maintain our qualification as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. We are subject to certain state and local income taxes. As of December 31, 2023, we have estimated approximately $18.0 million of Federal net operating loss (NOLs) carryforwards to offset potential future federal tax obligations. We may not generate sufficient taxable income in future periods to be able to realize fully the tax benefits of our NOL carry-forwards.

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

As of December 31, 2023 and December 31, 2022, our marketable securities (excluding our investments in Conduit's common stock and common stock warrants), held at a third party broker, presented on the balance sheet were measured at fair value using Level 1 market prices and totaled approximately $45,149 and $0.8 million, respectively, with a cost basis of approximately $40,315 and $0.9 million, respectively. Additionally, the funds held in the Trust Account for the SPAC Class A common stockholders included a money market portfolio that was comprised of U.S. Treasury securities, considered cash equivalent, which were measured at fair value using Level 1 and totaled approximately $0 million and $136.9 million as of December 31, 2023 and December 31, 2022, respectively.  Our investments in Conduit's common stock and common stock warrants presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, which are currently held at Conduit's transfer agent, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $18.3 million as of December 31, 2023, with a cost basis of approximately $7.5 million.  The Company entered into a lock-up agreement with Conduit regarding the common stock held by the Company, for 180 days from the closing of the business combination which ended March 20, 2024.  There were no financial liabilities measured at fair value as of December 31, 2023 and December 31, 2022.

The following table presents as of December 31, 2023 the Company’s assets subject to measurement at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Goodwill for Dubose Model Homes	$-	$-	$1,123,000	$1,123,000
Goodwill for NTR Property Management	-	-	451,000	451,000
Total Assets	$-	$-	$1,574,000	$1,574,000

The following table presents as of December 31, 2022 the Company’s assets subject to measurement at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Goodwill for Dubose Model Homes	$-	$-	$1,123,000	$1,123,000
Goodwill for NTR Property Management	-	-	1,300,000	1,300,000
Total Assets	$-	$-	$2,423,000	$2,423,000

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

	For the Year Ended December 31,
	2023	2022

Common Stock Warrants	2,000,000	2,000,000
Placement Agent Warrants	80,000	80,000
Series A Warrants	14,450,069	14,450,069
Unvested Common Stock Grants	760,995	349,042

Total potentially dilutive shares	17,291,064	16,879,111

Income (Loss) per Common Share. Basic income (loss) per common share (Basic EPS) is computed by dividing net income (loss) available to common shareholders (Numerator) by the weighted average number of common shares outstanding (Denominator) during the period. Diluted loss per common share (Diluted EPS) is similar to the computation of Basic EPS except that the Denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the Numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net earnings per share.  For the year ended December 31, 2023 the basic and diluted net earnings per share was $0.68, since all potentially dilutive securities were determined to be anti-dilutive, and for the year ended December 31, 2022 the basic and diluted net loss per share are equivalent at $0.57 per share because the Company had incurred a net loss attributable to common stockholders causing any potentially dilutive securities to be anti-dilutive.

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

Following the completion of the Murphy Canyon IPO in January 2022, we determined that Murphy Canyon was a VIE in which we had a variable interest because we participated in its formation and design, manage the significant activities, and Murphy Canyon did not have enough equity at risk to finance its activities without additional subordinated financial support. We have also determined that Murphy Canyon's public stockholders did not have substantive rights, and their equity interest constituted temporary equity, outside of permanent equity, in accordance with ASC 480-10-S99-3A. As such, we have concluded that, prior to the Business Combination, we were the primary beneficiary of Murphy Canyon as a VIE, as we had the right to receive benefits or the obligation to absorb losses of the entity, as well as the power to direct a majority of the activities that significantly impacted Murphy Canyon's economic performance. Since we were the primary beneficiary, Murphy Canyon was consolidated into our consolidated financial statements. See Note 9 Commitments and Contingencies for additional details regarding Murphy Canyon.

Shares Subject to Possible Redemption. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants which were classified as permanent equity as described below), the proceeds and initial carrying value of Class A common stock classified as temporary equity was allocated in accordance with ASC 470-20. The Murphy Canyon Class A common stock is subject to ASC 480-10-S99. In addition, because it was probable that the equity instrument will become redeemable, we had the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it became probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occurred and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We elected to recognize the accretion resulting from changes in redemption value immediately during the three months ended March 31, 2022, and every quarter since then, until September 22, 2023 as noted above.  See Note 9 Commitments and Contingencies for additional details regarding Murphy Canyon.

Excise Tax. In accordance with the Inflation Reduction Act of 2022, the Company accrues the expected excise tax obligation at the end of each reporting period as a cost of redeeming any shares as of that date. In connection with the vote to approve the Charter Amendment Proposal for the SPAC, holders of 11,037,272 shares of SPAC Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock for the aggregate redemption amount of $114,068,280.  As such the SPAC had recorded a 1% excise tax liability in the amount of $1,140,683 during January 2023. The liability did not impact the statements of operations or statement cash flows and is an offset against additional paid in capital, to the extent available, and accumulated deficit.  On September 22, 2023, Murphy Canyon completed its business combination with Conduit  Pharma and shareholders and debtholders of Conduit Pharma were issued 65,000,000 shares of Conduit common stock.  The excise tax liability recorded in connection with the January 2023 redemptions was reversed in full by the issuance of Conduit shares on  September 22, 2023.

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

Recently Issued and Adopted Accounting Pronouncements.  In June 2022, the FASB issued ASU No. 2022- 03,  Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820.  The update clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value.  It also requires the following disclosures for equity securities subject to contractual sale restrictions:

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

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes, to enhance income tax disclosures, provide more information about tax risks and opportunities present in worldwide operations, and to disaggregate existing income tax disclosures. The guidance is effective for annual periods beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. We have not yet adopted ASU 2023-09 and are currently evaluating the impact on our financial statement disclosures.

In November 2023, FASB issued Accounting Standards Update ASU 2023-07, Segment Reporting, establishing improvements to reportable segments disclosures to enhance segment reporting under Topic 280. This ASU aims to change how public entities identify and aggregate operating segments and apply quantitative thresholds to determine their reportable segments. This ASU also requires public entities that operate as a single reportable segment to provide all segment disclosures in Topic 280, not just entity level disclosures. The guidance will be effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and the amendments should be applied retrospectively to all periods presented in the financial statements. We have not yet adopted ASU 2023-07 and are currently evaluating the impact on our financial statement disclosures.

3. RECENT REAL ESTATE TRANSACTIONS

Significant Transactions in 2023 and 2022

Acquisitions during the year ended December 31, 2023:

•

We acquired 40 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2023. The purchase price for these properties was $21.9 million. The purchase price consisted of cash payments of $6.6 million and mortgage notes of $15.3 million.

Acquisitions during the year ended December 31, 2022:

•

We acquired 31 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2022. The purchase price for the properties was $15.6 million. The purchase price consisted of cash payments of $4.8 million and mortgage notes of $10.8 million.

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

Dispositions during the year ended December 31, 2023:

During year ended December 31, 2023, we disposed of the following properties:

•	22 model homes for approximately $11.7 million and the Company recognized a gain of approximately $3.2 million.

Dispositions during the year ended December 31, 2022:

During year ended December 31, 2022, we disposed of the following properties:

•	World Plaza, which was sold on March 11, 2022, for approximately $10.0 million and the Company recognized a loss of approximately $0.3 million.

•	31 model homes for approximately $17.5 million and the Company recognized a gain of approximately $5.4 million.

4.  REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, retail, and triple-net leased model home properties.  We have five commercial properties located in Colorado, four in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are located in three states. As of December 31, 2023, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial building (“Office/Industrial Properties”) which total approximately rentable 758,175 square feet;

•	Three retail shopping centers (“Retail Properties”) which total approximately 65,242 rentable square feet;

•

110 model homes owned by our affiliated limited partnerships and one corporation (“Model Homes” or “Model Home Properties”) leased back on a triple-net basis to homebuilders that are owned by six affiliated limited partnerships and one wholly-owned corporation.

A summary of the properties owned by the Company as of December 31, 2023 and 2022 is as follows:

	Date		Real estate assets, net
Property Name	Acquired	Location	December 31, 2023	December 31, 2022
Genesis Plaza (1)	August 2010	San Diego, CA	$7,542,725	$7,995,980
Dakota Center	May 2011	Fargo, ND	9,201,883	8,569,537
Grand Pacific Center (2)	March 2014	Bismarck, ND	8,274,454	5,228,006
Arapahoe Center	December 2014	Centennial, CO	9,341,991	8,664,604
Union Town Center	December 2014	Colorado Springs, CO	8,918,742	9,039,039
West Fargo Industrial	August 2015	Fargo, ND	6,819,765	6,893,292
300 N.P.	August 2015	Fargo, ND	2,774,176	2,899,694
Research Parkway	August 2015	Colorado Springs, CO	2,266,173	2,319,588
One Park Center (3)	August 2015	Westminster, CO	5,700,000	7,991,809
Shea Center II (4)	December 2015	Highlands Ranch, CO	19,367,289	19,501,998
Mandolin (5)	August 2021	Houston, TX	4,692,274	4,783,985
Baltimore	December 2021	Baltimore, MD	8,466,165	8,690,874
Presidio Property Trust, Inc. properties			93,365,637	92,578,406
Model Home properties (6)	2017 - 2023	AZ, FL, IL, TX, WI	50,790,147	37,933,824
Total real estate assets and lease intangibles, net			$144,155,784	$130,512,230

(1)	Genesis Plaza is owned by two tenants-in-common, each of which own 57% and 43%, respectively, and we beneficially own an aggregate of 76.4%, based on our ownership percentages of each tenant-in-common.
(2)	Grand Pacific Center, Bismarck, ND, was removed from held for sale after signing a major lease with KLJ Engineering on December 7, 2022 for approximately 33,296 usable square feet, a term of 122 months, and starting annualized rent of $532,736. KLJ Engineering moved into the building during December 2023, with rent commencing on February 28, 2024.
(3)	During the year ended December 31, 2023, we recorded a $2.0 million impairment charge for One Park Center that reflects management’s revised estimate of the fair market value based on sales comparable of like property in the same geographical area as well as an evaluation of future cash flows or an executed purchase sale agreement.
(4)	On December 31, 2022, the lease for our largest tenant, Halliburton, expired. Halliburton was located in our Shea Center II property in Colorado, and made up approximately 536,080 of our annual base rent. Halliburton did not renew the lease and we placed approximately $1.1 million in a reserve account with our lender to cover future mortgage payments, if necessary, none of which has been used as of December 31, 2023. Our management team is working to fill the 45,535 square foot space and has leased approximately 20% of the space to a tenant during 2023 and has reviewed various proposals for the remaining 80%. As of December 31, 2023, none of the third party proposals have fit into our long-term plans. We will continue to work on filling the space during 2024.
(5)	A portion of the proceeds from the sale of Highland Court were used in like-kind exchange transactions pursued under Section 1031 of the Code for the acquisition of our Mandolin property. Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.
(6)	Includes Model Homes listed as held for sale as of December 31, 2023. During the year ended December 31, 2023 we recorded a $0.4 million impairment charge for eight model homes that reflects the estimated sales prices for these specific model homes in 2024 as a result of an abnormally short hold period, less than two years, on model homes purchased in 2022, where the builder changed their product type in these neighborhoods after we had purchased the homes.

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	December 31, 2023			December 31, 2022
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$2,515,264	$(2,495,016)	$20,248	$2,515,264	$(2,485,234)	$30,030
Leasing costs	1,261,390	(1,244,335)	17,055	1,261,390	(1,236,591)	24,799
Above-market leases	333,485	(333,485)	—	333,485	(333,485)	—
	$4,110,139	$(4,072,836)	$37,303	$4,110,139	$(4,055,310)	$54,829

At  December 31, 2023 and 2022, there were no gross lease intangible assets and accumulated amortization related to the lease intangible assets included in real estate assets held for sale.

The net value of acquired intangible liabilities was approximately $13,266 and $18,240 relating to below-market leases at  December 31, 2023 and  December 31, 2022, respectively.

Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

2024	17,526
2025	15,670
2026	4,107
Total	$37,303

6. OTHER ASSETS

Other assets consist of the following:

	December 31,	December 31,
	2023	2022
Deferred rent receivable	$1,973,887	$1,641,831
Accounts receivable, net	694,869	67,780
Prepaid expenses, deposits and other	349,160	619,621
Notes receivable	316,374	316,374
Investment in marketable securities (not including Conduit)	45,149	797,749
Right-of-use assets, net	15,649	45,843
Deferred offering costs	5,000	—
Other intangibles, net	—	22,483
Total other assets	$3,400,088	$3,511,681

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

As of December 31, 2023, we owned common shares of 3 different publicly traded REITs and no written covered call options in any of those same REITs.  The fair market value on our publicly traded REIT securities was $45,149, based on the December 31, 2023 closing prices.  As of December 31, 2022, we owned common shares and options of 18 different publicly traded REITs and an immaterial amount of covered call options in three of those same REITs.  The gross fair market value on our publicly traded REIT securities was $798,206, with covered call options totaling $457.  As of December 31, 2022, the net fair value of our publicly traded REIT securities was $797,749 based on the  December 31, 2022 closing prices.

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following:

	Principal as of
	December 31,	December 31,	Loan	Interest
Mortgage note property	2023	2022	Type	Rate (1)	Maturity
Dakota Center (2)	9,197,346	9,442,976	Fixed	4.74%	7/6/2024
Research Parkway	1,588,742	1,648,237	Fixed	3.94%	1/5/2025
Arapahoe Service Center	7,426,088	7,602,273	Fixed	4.34%	1/5/2025
Union Town Center	7,870,468	8,025,300	Fixed	4.28%	1/5/2025
One Park Centre	6,043,882	6,163,177	Fixed	4.77%	9/5/2025
Genesis Plaza	5,937,251	6,055,682	Fixed	4.71%	9/6/2025
Shea Center II	16,951,095	17,229,573	Fixed	4.92%	1/5/2026
West Fargo Industrial (3)	3,922,829	4,030,297	Fixed	6.70%	8/5/2029
Grand Pacific Center (4)	5,470,305	3,496,330	Fixed	6.35%	5/5/2033
Baltimore	5,670,000	5,670,000	Fixed	4.67%	4/6/2032
Mandolin	3,573,201	3,635,362	Fixed	4.35%	4/20/2029
Subtotal, Presidio Property Trust, Inc. Properties	$73,651,207	$72,999,207
Model Home mortgage notes (5)	34,815,699	24,752,448	Fixed		2023 - 2028
Mortgage Notes Payable	$108,466,906	$97,751,655
Unamortized loan costs	(753,633)	(852,956)
Mortgage Notes Payable, net	$107,713,273	$96,898,699

(1)	Interest rates as of December 31, 2023.
(2)	The loan on Dakota Center matures in July 2024 and Management has reached out to the lender seeking an extension and additional provision to change the terms of the loan and maturity date. We have also inquired with other lenders to refinance the property. If we are unsuccessful in refinancing the property or changing the terms of the original loan, Management would consider selling the property and paying the loan in full or surrendering the property to the current lender.
(3)	On August 5, 2023, the lender increased the interest rate to 6.70%. The loan agreement states that the lender may, upon not less than sixty (60) days prior, give written notice to the Company to increase the interest rate effective on August 5, 2023, and August 5, 2026, to the rate then being quoted by the lender for new three-year commercial mortgage loans of similar size and quality with like terms and security (provided that in no event shall the new rate be less than the initial rate).
(4)	On May 5, 2023, the Company, through its subsidiary, refinanced the mortgage loan on our Grand Pacific Center property and entered into a construction loan related to the tenant improvement associated with the KLJ Engineering LLC lease to occupy 33,296 square feet of the building. The refinanced loan is for approximately $3.8 million, a term of 10 years, with an interest rate of 6.35%, for the first 60 months. The interest rate is subject to reset in year five. The construction loan is for approximately $2.7 million, a term of 10 years, and will begin amortizing in year three, with an interest rate of 6.35%, for the first 60 months. The interest rate is subject to reset in year five. As of December 31, 2023, we had drawn down approximately $1.7 million on the construction loan.
(5)	As of December 31, 2023, there were 15 model homes included as real estate assets held for sale. Our model homes have stand-alone mortgage notes at interest rates ranging from 2.68% to 7.12% per annum as of December 31, 2023.
(6)	These mortgage loans mature within the next twelve months and management is reviewing various options for the loan maturity, including but not limited to refinancing, restructuring and or selling these properties. As we get closer to the loan maturity date the Company will finalize our plans.

The loan agreement between NetREIT Model, Homes, Inc. (“NRMH”) and their Lender has a covenant for a Fixed Charge Coverage Ratio, (“FCCR”) as defined for NRMH as of any date (a) the sum of (i) EBITDA for the period ended as of such date minus (ii) Distributions for the period ended as of such date divided by (b) the sum of (ii) Principal Payments Paid for the period ended as of such date plus (iii) Interest Expense for period ended as of such date.  The FCCR is to be no less than 1.10 to 1.00, tested at the end of each fiscal quarter.  As of December 31, 2023, NRMH was in compliance with this covenant.  The Company and stand along subsidiaries have other various quarterly and annual reporting requirements to the individual property lenders and is in compliance with all material conditions and covenants on those mortgage notes payable as of December 31, 2023.

Scheduled principal payments of mortgage notes payable were as follows as of December 31, 2023:

	Presidio Property	Model
	Trust, Inc.	Homes	Total Principal
Years ending December 31:	Notes Payable	Notes Payable	Payments
2024	$10,403,266	$13,088,440	$23,491,706
2025	28,772,504	10,404,945	39,177,449
2026	16,648,942	300,081	16,949,023
2027	294,780	300,081	594,861
2028	310,560	8,330,316	8,640,876
Thereafter	17,221,155	2,391,836	19,612,991
Total	$73,651,207	$34,815,699	$108,466,906

8. NOTES PAYABLE

On April 22, 2020, the Company received an Economic Injury Disaster Loan of $10,000 from the Small Business Administration ("SBA") to provide economic relief during the COVID-19 pandemic. This loan advance is not required to be repaid, has no stipulations on use, and has been recorded as fees and other income in the consolidated statements of operations during fiscal 2020. On  August 17, 2020, we received an additional Economic Injury Disaster Loan ("EIDL") of $150,000, for which principal and interest payments are deferred for twelve months from the date of issuance, and interest accrues at 3.75% per year. The loan matures on August 17, 2050. We have used the funds for general corporate purposes to alleviate economic injury caused by the COVID-19 pandemic, which economic injury included abating or deferring rent to certain tenants (primarily retail tenants).

As of December 31, 2023, we had issued two promissory notes to our majority owned subsidiaries, Dubose Model Home Investors 202 LP and Dubose Model Home Investors 204 LP, for the refinancing of two model home properties in Texas and Wisconsin, for approximately $0.5 million with interest rates ranging from 3.0% to 5.55% per annum and maturity dates between August 2024 and November 2025. These notes payable and notes receivable, including interest expense and interest income related to these promissory notes, are eliminated through consolidation on our financial statements.

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

9. COMMITMENTS AND CONTINGENCIES

The Company is obligated under certain tenant leases to fund tenant improvements and the expansion of the underlying leased properties.  As of December 31, 2023, approximately $1.2 million is estimated for such capital expenditures on existing properties, net of any construction financing, during the rest of 2024.

On March 13, 2024, a stockholder announced that it intends to file a preliminary proxy statement and accompanying WHITE universal proxy card with the Securities and Exchange Commission to be used to solicit votes for the election of director nominees at our next annual meeting of stockholders. Activist stockholder activities could adversely affect our business because responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. We have or in the future may retain the services of various professionals to advise us on activist stockholder matters, including legal, financial, strategic and communication advisors, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholders’ initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, business partners, and employees, and cause our stock price to experience periods of volatility or stagnation.  We have evaluated this contingency and have determined a material loss is not probable or estimable at this time.  The Company and the Board of Directors will review all legal means necessary to defend the company from actions by activist stockholders.

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

Financial Markets.  The Company monitors concerns over economic recession, the COVID-19 pandemic, interest rate increases, policy priorities of the U.S. presidential administration, trade wars, labor shortages, and inflation, any of which  may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, the economic and geopolitical ramifications of the military conflicts in the Middle East and Ukraine, including sanctions, retaliatory sanctions, nationalism, supply chain disruptions and other consequences,   could impact commercial real estate fundamentals and result in lower occupancy, lower rental rates, and declining values in our real estate portfolio and in the collateral securing our loan investments.  We have not currently experienced a direct material impact to our Company or operations; however, we will continue to monitor the financial markets for events that could impact our commercial real estate properties.

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

On November 8, 2022, the SPAC entered into an agreement and plan of merger with Conduit Pharmaceuticals Limited, a Cayman Islands exempted company (“Conduit Pharma”), and Conduit Merger Sub, Inc., a Cayman Islands exempted company and the SPAC’s wholly owned subsidiary. The merger agreement provided that the SPAC’s Cayman Island subsidiary will merge with and into Conduit Pharma, with Conduit Pharma surviving the merger as the SPAC’s wholly owned subsidiary and the public company renamed “Conduit Pharmaceuticals Inc.” (“Conduit”).

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

The investments held in Trust for the SPAC Class A common stockholders generated approximately $1.2 million of income during the nine months ended September 30, 2023, and was included in interest and other income (expense), net on our consolidated statement of operations. During the nine months ended September 30, 2022, the trust investment generated approximately $0.8 million of income. Although the Trust held approximately $135.1 million as of September 30, 2022, income generated from the interest on the funds was much less for the first nine months of that year, with an annual expected yield of 0.97%. Also, the deposits were first added to the Trust in February 2022, so the account was not earning interest for all the nine months ended September 30, 2022.  As of September 22, 2023, the Trust account balance had been deconsolidated along with the other Conduit assets and liabilities.

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

On September 22, 2023, the SPAC completed its business combination with Conduit Pharma and changed its name to Conduit Pharmaceuticals Inc. (“Conduit”).  Immediately prior to the business combination the Company owned approximately 65% of the SPAC’s outstanding common stock.  Upon consummation of the business combination, the SPAC’s shares of Class B common stock were converted into shares of its Class A common stock and the shares of Class A common stock were then reclassified as a single class of Conduit common stock. As a result of the business combination, the Company was issued (i) 3,306,250 shares of Conduit’s common stock due to the conversion of the shares of the SPAC’s Class B common stock into shares of the SPAC’s Class A common stock and then reclassification into shares of Conduit common stock, (ii) 754,000 shares of Conduit common stock, which prior to the business combination were shares of the SPAC’s Class A common stock and (iii) private warrants to purchase 754,000 shares of Conduit common stock, which prior to the business combination were warrants to purchase 754,000 shares of the SPAC’s Class A common stock.  Also in the business combination, shareholders and debtholders of Conduit Pharma were issued 65,000,000 shares of Conduit common stock.  Immediately following the consummation of the business combination, the Company transferred 45,000 shares of Conduit common stock and warrants to purchase 45,000 shares of Conduit common stock to the SPAC’s independent directors as compensation for their services.  As a result, the Company owned approximately 6.5% of Conduit’s common stock immediately following the business combination and currently owns approximately 6.3% of Conduit’s common stock. In connection with the business combination, the Company’s officers and directors who also served as officers and directors of the SPAC resigned from the SPAC, with the exception of the Company’s former Chief Financial Officer who resigned from the Company.

Following the completion of the Murphy Canyon IPO in February 2022, we determined that Murphy Canyon is a Variable Interest Entity ("VIE") in which we had a variable interest because Murphy Canyon did not have enough equity at risk to finance its activities without additional subordinated financial support. Since the business combinations with Conduit on September 22, 2023, we have determined that Conduit’s (formally Murphy Canyon) public stockholders have substantive rights and we no longer have control of Conduit’s activity. Since we are no longer the controlling party, or have a majority of the issued and outstating common stock, the Company deconsolidated Conduit from our consolidated financial statements.  In connection with the  deconsolidation we recorded a gain of approximately $40.3 million.  Of the total gain recognized on deconsolidation, approximately $34.1 million relates to the remeasurement of our retained investment in Murphy Canyon via the Sponsor shares which converted into shares of Conduit's common stock on September 22, 2023, and approximately $6.2 million relates to the deconsolidation of Murphy Canyon's assets and liabilities as of September 22, 2023.

Since deconsolidating Conduit, on September 22, 2023, our investments in Conduit's common stock and common stock warrants presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $18.3 million as of December 31, 2023, with a cost basis of approximately $7.5 million.  The Company entered into a lock-up agreement with Conduit regarding the common stock held by the Company, for 180 days from the closing of the business combination which ended on  March 20, 2024.

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

In accordance with the terms of the Series D Preferred Stock, the Series D monthly dividend has been approved by the Board of Directors through March 2024 in the amount of $0.19531 per share payable on the 15th of every month to stockholders of record of Series D Preferred Stock as of the last day of the prior month.  Total dividends paid to Series D Preferred stockholders during the year ended December 31, 2023  and 2022 were approximately $2.1 million and $2.2 million, respectively.

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

The Company evaluated the accounting guidance in ASC 480 and ASC 815 regarding the classification of the Pre-Funded Warrant, Common Stock Warrants, and Placement Agent Warrants as equity or a liability and ultimately determined that it should be classified as permanent equity.  As of December 31, 2023, none of the Common Stock Warrants and Placement Agent Warrants have been exercised.

Stock Repurchase Program.  While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently.  On September 17, 2021, the Board of Directors authorized a stock repurchase program of up to $10 million of outstanding shares of our Series A Common Stock, which expired in September 2022.  On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which expired in September 2023.  During the year ended December 31, 2022, the Company repurchased 196,631 shares of our Series A Common Stock at an average price of approximately $1.59 per share, including a commission of $0.035 per share, and 6,013 shares of our Series D Preferred Stock at an average price of approximately $20.31 per share, including a commission of $0.035 per share, for a total cost of $313,578 for the Series A Common Stock and $122,141 for the Series D Preferred Stock. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which shall expire in November 2024. During the year ended December 31, 2023, the Company repurchased 23,041 shares of our Series D Preferred Stock at an average price of approximately $ 15.97 per share, including a commission of $0.035 per share, and no shares of our Series A Common Stock, for a total cost of $0.2 million for the Series D Preferred Stock. The repurchased shares will be treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost.

Cash Dividends. For the years ended December 31, 2023 and  December 31, 2022 the Company declared and paid Series A Common Stock cash dividends of approximately $1.2 million and $3.1 million, respectively.  For the years ended December 31, 2023 and  December 31, 2022 the Company declared and paid Series D Preferred Stock cash dividends of approximately $2.1 million and $2.2 million, respectively.  The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the years ended December 31, 2023 and 2022.  The Company intends to continue to pay dividends to our common stockholders on a quarterly basis, and on a monthly basis to holders of our Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future dividends.  The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the years ended December 31, 2023 and  December 31, 2022.

Series A Common Stock

Quarter Ended	2023	2022
	Distributions Declared	Distributions Declared
March 31	$0.022	$0.105
June 30	0.023	0.106
September 30	0.023	0.020
December 31	0.023	0.021
Total	$0.091	$0.252

Series D Preferred Stock

Month	2023	2022
	Distributions Declared	Distributions Declared
January	$0.19531	$0.19531
February	0.19531	0.19531
March	0.19531	0.19531
April	0.19531	0.19531
May	0.19531	0.19531
June	0.19531	0.19531
July	0.19531	0.19531
August	0.19531	0.19531
September	0.19531	0.19531
October	0.19531	0.19531
November	0.19531	0.19531
December 31	0.19531	0.19531
Total	$2.34372	$2.34372

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

Dividend Reinvestment Plan. The Company adopted a distribution reinvestment plan (the “DRIP”) that allowed stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of the Company’s Common Stock. The Company registered 3,000,000 shares of Common Stock pursuant to the DRIP. The purchase price per share used in the past was 95% of the price the Company sold its shares, or $19.00 per share. No sales commission or dealer manager fees were paid on shares sold through the DRIP. The Company may amend, suspend or terminate the DRIP at any time. Any such amendment, suspension or termination is effective upon a designated dividend record date and notice of such amendment, suspension or termination is sent to all participants at least thirty (30) days prior to such record date. The DRIP became effective on January 23, 2012, was suspended on December 7, 2018 and adopted on October 6, 2020 in connection with our IPO, and updated to reflect a change in transfer agent and registrar. As of  December 31, 2023, approximately $17.4 million or approximately 917,074 shares of Common Stock have been issued under the DRIP.  There have been no shares issued under the DRIP since it was suspended in 2018.

11. SHARE-BASED INCENTIVE PLAN

The Company maintains a restricted stock incentive plan for the purpose of attracting and retaining officers, employees, and non-employee board members. Share awards generally vest in equal annual installments over a three to ten year period from date of issuance. Non-vested shares have voting rights and are eligible for any dividends paid to common shares. The Company recognized compensation cost for these fixed awards over the service vesting period, which represents the requisite service period, using the straight-line method. Prior to our IPO, the value of non-vested shares was calculated based on the offering price of the shares in the most recent private placement offering of $20.00, adjusted for stock dividends since granted and assumed selling costs, which management believed approximated fair market value as of the date of grant. Upon our IPO, the value of non-vested shares granted is generally calculated based on the closing price of our common stock on the date of the grant.  During our Annual Stockholders meeting, held on May 26, 2022, the Company's 2017 Incentive Award Plan was amended to increase the available shares for issuance from 1.1 million to 2.5 million and at our Annual Stockholders meeting, held on June 1, 2023, the Company's 2017 Incentive Award Plan was amended to increase the available shares for issuance from 2.5 million to 3.5 million add an evergreen provision to, on April 1st and October 1st of each year, automatically increase the maximum number of shares of common stock available under the plan to 15% of the Company’s outstanding shares of common stock, if on such date 3,500,000 (as adjusted for any reverse splits) is less than 15% of the Company’s then-outstanding shares of common stock.

A summary of the activity for the Company’s restricted stock was as follows:

Outstanding shares:	Common Shares

Balance at December 31, 2022	349,042
Granted	1,006,430
Forfeited	(137,309)
Vested	(457,168)
Balance at December 31, 2023	760,995

The non-vested restricted shares outstanding as of December 31, 2023  will vest over the next one to five years.

Share-based compensation expense for the years ended December 31, 2023  and 2022  was approximately $1.0 million and $1.2 million , respectively.  As of December 31, 2023  and 2022 , future unrecognized stock compensation related to unvested shares totaled approximately $1.5 million and $1.5 million, respectively.

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

The following tables compare the Company’s segment activity to its results of operations and financial position as of and for the years ended December 31, 2023 and 2022, respectively.

	Year Ended December 31,
	2023	2022
Office/Industrial Properties:
Rental, fees and other income	$11,648,034	$12,702,986
Property and related expenses	(7,264,029)	(5,148,110)
Net operating income, as defined	4,384,005	7,554,876
Model Home Properties:
Rental, fees and other income	4,132,130	2,909,871
Property and related expenses	(588,477)	(102,660)
Net operating income, as defined	3,543,653	2,807,211
Retail Properties:
Rental, fees and other income	1,884,330	2,224,479
Property and related expenses	(537,389)	(663,681)
Net operating income, as defined	1,346,941	1,560,798
Reconciliation to net income:
Total net operating income, as defined, for reportable segments	9,274,599	11,922,885
Goodwill impairment	(849,000)	—
General and administrative expenses	(6,790,432)	(6,163,816)
Depreciation and amortization	(5,425,739)	(5,465,015)
Interest expense	(5,004,889)	(4,712,487)
Gain on marketable securities	1,414,420	2,018,847
Loss on Conduit marketable securities	(23,359,774)	—
Gain on deconsolidation of SPAC	40,321,483	—
Other income, net	20,878	21,075
Income tax expense	335,780	(1,215,873)
Gain on sale of real estate	3,240,200	5,079,912
Net income	$13,177,526	$1,485,528

	December 31,	December 31,
Assets by Reportable Segment:	2023	2022
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$77,472,724	$76,400,983
Total assets (2)	$78,140,372	$79,057,998
Model Home Properties:
Land, buildings and improvements, net (1)	$50,790,147	$37,933,824
Total assets (2)	$51,456,292	$35,274,545
Retail Properties:
Land, buildings and improvements, net (1)	$15,877,190	$16,142,613
Total assets (2)	$16,539,399	$16,810,627
Reconciliation to Total Assets:
Total assets for reportable segments	$146,136,063	$131,143,170
Other unallocated assets:
Cash, cash equivalents and restricted cash	277,143	8,570,121
Other assets, net	29,549,432	151,638,363
Total Assets	$175,962,638	$291,351,654

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.
(2)

Includes land, buildings and improvements, cash, cash equivalents, and restricted cash, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	For the Year Ended December 31,
Capital Expenditures by Reportable Segment	2023	2022
Office/Industrial Properties:
Capital expenditures and tenant improvements, office	$6,512,594	$1,994,371
Model Home Properties:
Acquisition of operating properties, model home	21,909,963	15,673,575
Retail Properties:
Capital expenditures and tenant improvements, retail	150,522	113,134
Totals:
Acquisition of operating properties, net	21,909,963	15,673,575
Capital expenditures and tenant improvements	6,663,116	2,107,505
Total real estate investments	$28,573,079	$17,781,080

13. INCOME TAX PROVISION

The Company accounts for income taxes under the asset and liability method under which it recognizes deferred income taxes, net of valuation allowances, if any, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and its tax bases and net operating loss and tax credit carryforwards.  The Company may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results.  In the event the Company has such an assessment from a taxing authority, it is its accounting policy to recognize any interest and penalties as a component of income tax.  We, together with one of our entities, have elected to treat certain subsidiaries as a taxable REIT subsidiary (a “TRS”) for federal income tax purposes. Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to federal and state income taxes. The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed any significant interest or penalties for tax positions by any tax jurisdictions.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The provision (benefit) for income taxes consists of the following for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Current income tax expense (benefit)
Federal	$100,036	$20,265
State	(89,054)	1,195,608
Total current income tax expense (benefit)	10,982	1,215,873

Deferred income tax expense (benefit)
Federal	(289,480)	211,627
State	(57,282)	-
Total deferred income tax expense (benefit)	(346,762)	211,627

Change in Valuation Allowance	-	(211,627)
Total income tax (benefit) expense	$(335,780)	$1,215,873

Income tax provision differed from the amount computed by applying the U.S. federal income tax rate of 21% to income (loss) before taxes, as follows:

	December 31, 2023	December 31, 2022

Taxes at federal statutory rate	$2,696,767	$567,294
State Taxes	21,821	1,195,608
REIT entities not subject to tax	1,445,837	-
Pass through entities not subject to tax	(2,135,580)
Deconsolidation adjustment	(1,303,720)	-
Non-controlling interest	(636,527)	(758,656)
True Up Adjustment	(424,378)	-
Change In Valuation Allowance	-	211,627

Total income tax (benefit) expense	$(335,780)	$1,215,873

The tax effects of temporary differences which give rise to significant portions of deferred tax assets are as follows as of December 31:

	For The Years Ended
	2023	2022

Deferred Tax Assets
Deferred Revenue	$42,792	-
State Taxes	781	-
Fixed Asset	278,646	-
Start up costs	24,543	211,627
Total deferred tax asset	346,762	211,627

Deferred Tax Liabilities
Basis difference in investments	-	-
Net deferred tax assets	346,762	211,627

Valuation allowance	-	(211,627)
Net deferred tax assets (liability)	$346,762	$-

In 2022, the Company recognized a valuation allowance of  $211,627 against the deferred tax assets generated by the Murphy Canyon Acquisition Company. As of September 23, 2023, the Company deconsolidated with Murphy Canyon Acquisition Company, and no longer have a valuation allowance recorded to the company's deferred tax asset.  Management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets.  A significant piece of objective positive evidence evaluated was the history of cumulative income for Model Homes Inc. incurred over the three-year period ended December 31, 2023. Such objective evidence provides support for no valuation allowance to be recorded for the year ended December 31, 2023.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company is no longer subject to U.S. federal, state, and local or non-U.S. income tax examinations by tax authorities for years before 2019.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves income tax disclosures through enhanced disaggregation within the rate reconciliation table and disaggregation of income taxes paid by jurisdiction. The amendment is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The amendments should be applied on a prospective basis, however, retrospective application is permitted. We are currently evaluating the impact of adopting this ASU on our disclosures.

14.  RELATED PARTY TRANSACTIONS

During the years ended December 31, 2023 and 2022, the Company leased a portion of its corporate headquarters to a company that is owned 100% by the CEO, which is Puppy Toes, Inc. Note that Centurion Counsel is another entity that pays rent to the Company and it is consolidated into Puppy Toes, Inc.  This is a continuation of the same related party transaction from 2020, which began in 2019 when we moved our corporate headquarters to Genesis Plaza.  Puppy Toes, Inc has leased space from the Company since November 2008.  Rent billed to these entities from the Company totaled $10,752, in both years ended December 31, 2023 and 2022, and is included in the rent paid by Presidio Property Trust to Genesis Plaza.

Additionally, we received full payroll reimbursement for employee services relate to Centurion Counsel and Puppy Toes, Inc. during the years ended December 31, 2023 and 2022., which totaled approximately $154,895 and $143,984, respectively. These reimbursements were at cost and were not marked up or discounted. As of December 31, 2023 and 2022, we had a reimbursement receivable balance of approximately $52,879 and $12,967, which were paid in full during January 2024 and January 2023, respectively.

15. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than disclosed below.

On December 31, 2023, our investments in Conduit's common stock ("CDT") and common stock warrants ("CDTTW") presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, which closed at $4.55 per share and $0.069 per warrant.  As of April 12, 2024, CDT and CDTTW closed at $3.18 per share and $0.08 per warrant, respectively.

Presidio Property Trust, Inc. and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation and Amortization – as of December 31, 2023

All amounts are in thousands		Initial Cost				Total Cost			(1)
Property Name/ Location	Encumbrances	Land Cost	Building & Improvements	Acquisition Price	Capitalized Improvements	Land Cost	Building & Improvements	Total Cost	Accumulated Depreciation & Amortization	Reserve for Impairment	NBV Real Estate	Date Acquired	Year Built/ Renovated
Genesis Plaza, San Diego, CA	$5,937	$1,400	$8,600	$10,000	$3,169	$1,400	$11,769	$13,169	$5,626	$—	$7,543	08/10	1989
Dakota Center, Fargo, ND	9,197	832	8,743	9,575	4,228	832	12,971	13,803	4,601	—	9,202	05/11	1982
Grand Pacific Center, Bismarck, ND	5,470	413	4,926	5,339	5,206	413	10,407	10,820	2,546	—	8,274	03/14	1976
Arapahoe Center, Centennial, CO	7,426	1,420	10,430	11,850	1,601	1,420	12,031	13,451	4,109	—	9,342	12/14	2000
West Fargo Industrial, Fargo, ND	3,923	1,693	6,207	7,900	657	1,693	6,864	8,557	1,737	—	6,820	08/15	1998/2005
300 N.P., Fargo, ND	—	135	3,715	3,850	371	135	4,086	4,221	1,139	308.0	2,774	08/15	1922/2004
One Park Centre, Westminster, CO	6,044	1,206	7,944	9,150	2,070	1,206	10,014	11,220	3,553	1,966.1	5,700	08/15	1983
Shea Center II, Highlands Ranch, CO	16,951	2,214	23,747	25,961	3,451	2,214	27,198	29,412	10,044	—	19,368	12/15	2000
McElderry, Baltimore, MD	5,670	215	8,677	8,892	29	215	8,705	8,920	454		8,466	12/20	2006
Total Office/ Industrial properties	60,619	9,528	82,989	92,517	20,781	9,528	104,045	113,573	33,810	2,274.1	77,489
								-
Union Town Center, Colorado Springs, CO	7,870	1,750	9,462	11,212	317	1,750	9,779	11,529	2,610	—	8,919	12/14	2003
Research Parkway, Colorado Springs, CO	1,589	408	2,442	2,850	(37)	408	2,405	2,813	547	—	2,266	08/16	2003
Mandolin, Houston, TX	3,573	1,330	3,562	4,892	15	1,330	3,577	4,907	214	—	4,693	08/21	2021
Total Retail properties	13,032	3,488	15,466	18,954	295	3,488	15,761	19,249	3,371	—	15,878
								-
Model Homes-DMH LP #202	269	83	400	483	—	83	400	483	64	—	419	2017-2018	2017
Model Homes-DMH LP #203	643	202	858	1,060	—	202	858	1,060	96	—	964	2017-2019	2019
Model Homes-DMH LP #204	940	278	1,286	1,564	—	278	1,286	1,564	137	—	1,427	2018-2020	2018-2020
Model Homes-DMH LP #205	2,762	791	3,732	4,523	—	791	3,732	4,523	380	—	4,142	2019-2020	2019-2020
Model Homes-DMH LP #206	1,416	289	2,002	2,292	—	289	2,002	2,292	158	—	2,133	2020-2021	2020-2021
Model Homes-DMH LP #207	5,065	1,323	5,938	7,262	—	1,323	5,938	7,262	17	—	7,244	2023	2023
Model Homes-NMH Inc.	24,270	5,679	30,262	35,941	—	5,679	30,262	35,941	1,050	432.0	34,460	2018-2022	2018 - 2023
Total Model Home properties	35,363	8,646	44,478	53,124	—	8,646	44,478	53,124	1,902	432.0	50,789
											—
CONSOLIDATED TOTALS:	$109,014	$21,662	$142,933	$164,595	$21,076	$21,662	$164,284	$185,946	$39,083	$2,706	$144,156

(1)     Depreciation is computed on a straight-line basis using useful lives up to 39 years.

Presidio Property Trust, Inc. and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation and Amortization (continued) – as of December 31, 2023

	For the Year Ended December 31,
	2023	2022
Real estate
Balance at the beginning of the year	$165,316,008	$171,013,693
Acquisitions	21,909,963	15,673,575
Improvements	6,663,116	2,107,503
Impairments	(2,398,097.0)	—
Dispositions of real estate	(8,252,089)	(23,478,763)
Balance at the end of the year	$183,238,901	$165,316,008
Accumulated depreciation and amortization
Balance at the beginning of the year	$(34,803,778)	$(32,948,757)
Depreciation and amortization expense	(4,925,463)	(5,015,491)
Dispositions of real estate	646,124	3,160,470
Balance at the end of the year	$(39,083,117)	$(34,803,778)

Real estate assets, net	$144,155,784	$130,512,230