Form 10-K/A
period 2023-12-31
Presidio Property Trust, Inc.
filed 2024-04-17
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-K/A

(Amendment No.1)

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

EXPLANATORY NOTE

On April 16, 2024, Presidio Property Trust, Inc. (“Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Original Form 10-K”) with the Securities and Exchange Commission (“SEC”). This Amendment is being filed solely to correct two typographical errors in Item 15 of the Original Form 10-K.  Specifically, (i) the column heading titled “December 31, 2023” in the consolidated balance sheets on page F-3 of the financial statements is revised to remove the word “(unaudited)” and (ii) the fifth paragraph of the report of the Company's independent registered public accounting firm on page F-2 of the financial statements is revised to add a reference to Note 2 of the financial statements.

As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Form 10-K, have been re-executed and re-filed as of the date of this Amendment and are included as Exhibits 31.1, 31.2 and 32.1.

Except as described above, this Amendment does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment should be read in conjunction with the Original Form 10-K.

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

3.3	Articles Supplementary filed on August 4, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 8, 2014).

3.4	Articles of Amendment of Presidio Property Trust, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 19, 2017).

3.5	Articles Supplementary classifying and designating the Series C Common Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on July 31, 2020).

3.6	Articles of Amendment effecting the reverse stock split (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 31, 2020).

3.7	Articles Supplementary classifying and designating 805,000 shares of the Series D Preferred Stock (incorporated by reference to the Company’s Form 8-A12B filed on June 9, 2021).

3.8	Articles Supplementary classifying and designating an additional 115,000 shares of the Series D Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on June 15, 2021).

3.9	Second Amended and Restated Bylaws of Presidio Property Trust, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on October 19, 2017).

3.10	Articles Supplementary relating to election to be subject to Section 3-803 of the Maryland General Corporation Law (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 22, 2024).

4.1	Form of Series A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 10-12B filed on May 6, 2008).

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K filed on March 30, 2022).

4.3	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-11 filed on November 9, 2021).

4.6	Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-11 filed on November 9, 2021).

10.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form 10-12B filed on May 6, 2008).

10.2	Purchase and Sale Agreement and Joint Escrow Instructions among NetREIT Highland, LLC, NetREIT Joshua, LLC, NetREIT Casa Grande, LP, NetREIT Sunrise, LLC, NetREIT, Inc. and Sparky’s Storage 18 (CA) LP, dated as of February 6, 2015; as amended by the First Amendment dated February 25, 2015, and the Second Amendment dated April 2, 2015 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.3+	Amended and Restated Presidio Property Trust, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit B of the Company’s Proxy Statement filed on April 17, 2023).

10.4+	Form of Restricted Stock Agreement under 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-11/A filed on January 17, 2018).

10.5	Form of Placement Agency Agreement, dated as of July 12, 2021, by and between the Company and the Placement Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

10.6	Form of Securities Purchase Agreement, dated as of July 12, 2021, by and between the Company and the Purchaser (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

10.7	At-The-Market Offering Agreement dated November 8, 2021, by and between Presidio Property Trust, Inc. and The Benchmark Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 9, 2021).

10.8	Ninth Amendment to Loan Agreement signed August 19, 2021 (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on August 25, 2021).

10.9	Loan Agreement dated February 26, 2016, together with Second Amendment to Loan Agreement dated as of June 29, 2016, Third Amendment to Loan Agreement dated as of April 11, 2017, Joinder and Fourth Amendment to Loan Agreement dated as of February 20, 2018, Fifth Amendment to Loan Agreement dated as of April 11, 2018, Joinder and Sixth Amendment to Loan Agreement dated as of April 11, 2019, Joinder and Seventh Amendment to Loan Agreement dated as May 22, 2020 and Eighth Amendment to Loan Agreement dated as of June 26, 2020 (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on August 25, 2021).

10.10	Form of Indemnification Agreement entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-11 filed on September 18, 2017).

10.11	Tenth Amendment to Loan Agreement signed October 12, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 14, 2022).

10.12	Tenth Amendment to Guaranty Agreement signed October 12, 2022 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 14, 2022).

10.13+	Employment agreement with Jack Heilbron (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 5, 2024)

10.14+	Employment agreement with Ed Bentzen (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 9, 2024)

10.15+	Employment agreement with Gary Katz (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 9, 2024)

10.16+	Employment agreement with Steven Hightower (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 9, 2024)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K filed on March 30, 2021).

21.1	Subsidiaries of the Registrant.(incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed on April 16, 2024)

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K filed on April 16, 2024)

31.1

Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer, Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

97.1	Clawback Policy of the Company (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed on April 16, 2024)

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

____________________________________________________

∗	Filed herewith

+	Denotes a compensatory plan or arrangement

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack K. Heilbron	Director, Chairman of the Board and Chief Executive Officer	April 16, 2024
Jack K. Heilbron	(Principal Executive Officer)

/s/ Ed Bentzen	Chief Financial Officer	April 16, 2024
Ed Bentzen

/s/ Steven Hightower	Director	April 16, 2024
Steven Hightower

/s/ Jennifer A. Barnes	Director	April 16, 2024
Jennifer A. Barnes

/s/ David T. Bruen	Director	April 16, 2024
David T. Bruen

/s/ James R. Durfey	Director	April 16, 2024
James R. Durfey

/s/ Tracie Hager	Director	April 16, 2024
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

Real Estate Asset Impairment Assessment

Critical Audit Matter Description

At December 31, 2023, the Company’s net investment in real estate assets was approximately $144 million. As more fully described in notes 2 and 4, the Company periodically evaluates its long-lived assets, including its investment in real estate, for impairment. The judgments and assumptions regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal and environmental concerns, and the Company’s intent and ability to hold the related asset. If the expected future undiscounted cash flows are less than the carrying amount of the long-lived asset, an impairment loss is recognized for the difference between the estimated fair value and the carrying amount.

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