Form 10-K/A
period 2023-12-31
Presidio Property Trust, Inc.
filed 2024-04-26
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-34049

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10.6 million based upon the closing price reported for such date on the Nasdaq Capital Market. At April 15, 2024, the registrant had issued and outstanding 14,463,802 shares of its Series A Common Stock $0.01 par value per share.

Audit Firm ID	Auditor Name:	Auditor Location:
23	Baker Tilly US, LLP	Irvine, California

PRESIDIO PROPERTY TRUST, INC.

FORM 10-K – ANNUAL REPORT

For the year ended December 31, 2023

i

EXPLANATORY NOTE

Presidio Property Trust, Inc., sometimes referred to as “Presidio”, “we,” “our,” or the “Company” is filing this Amendment No. 2 on Form 10-K/A, or this Amendment, to its Annual Report on Form 10-K for the year ended December 31, 2023, originally filed on April 16, 2024 (as amended on April 17, 2024, the “Original Report”), for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, Part III, Items 10 through 14 of the Original Report are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Report is hereby amended and restated in its entirety, with the only changes being the additions of the new certifications by our principal executive officer and principal financial officer filed herewith. This Amendment does not amend or otherwise update any other information in the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the Securities and Exchange Commission subsequent to the Original Report.

ii

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Pursuant to the Presidio Bylaws and as fixed by our Board of Directors, the number of members of the Board is currently set at six directors.

On March 18, 2024, the Company filed Articles Supplementary (“Articles Supplementary”) relating to the Company’s election to be subject to Section 3-803 of the MGCL with the State Department of Assessments and Taxation of Maryland. The Articles Supplementary classified the Board into three classes with directors serving three-year terms, with such classes designated Class I, Class II, and Class III. The term of the Class I directors shall last until the Annual Meeting and until their successors are elected and qualified. The term of the Class II directors shall last until the 2025 Annual Meeting of Stockholders and until their successors are elected and qualified. The term of the Class III directors shall last until the 2026 Annual Meeting of Stockholders and until their successors are elected and qualified. At each annual meeting of the stockholders of the Company, the successors to the class of directors whose term expires at that meeting shall be elected to hold office for a term continuing until the annual meeting of stockholders held in the third year following the year of their election and until their successors are elected and qualified. The Class I directors consist of David T. Bruen and Steve Hightower, the Class II directors consist of Jennifer A. Barnes and Tracie Hager, and the Class III directors consist of Jack K. Heilbron and James R. Durfey.

Our Board consists of a diverse group of highly experienced and accomplished leaders in their respective fields. The following table provides summary information about our directors. Detailed information about each director’s background, skill set, and areas of experience can be found under “Director Biographies” below.

Set forth below are the names of our current directors, their ages, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors, and the names of other public companies in which such persons hold or have held directorships during the past five years.

The table below provides the skills and qualifications of each director. The director qualifications currently focus on what the Nominating and Corporate Governance Committee believes to be essential competencies to effectively serve on the Board in conjunction with the director qualification standards and selection criteria outlined by the Company’s Corporate Governance Guidelines. In reviewing and considering potential nominees for the Board, the Nominating and Corporate Governance Committee reviews a candidate’s experience in corporate management, such as serving as an officer or former officer of a publicly held company, the candidate’s experience as a board member of a publicly held company, the candidate’s professional and academic experience relevant to the Company’s industry, the strength of the candidate’s leadership skills, the candidate’s experience in finance and accounting and/or executive compensation practices, and whether the candidate has the time required for preparation, participation and attendance at Board meetings and committee meetings, as well as the candidate’s geographic background, gender, age and ethnicity.

	Jack K. Heilbron	Steve Hightower	Jennifer A. Barnes	David T. Bruen	James R. Durfey	Tracie Hager
Financial and Accounting expertise	X		X	X		X
Multi-industry/Corporate Management experience	X	X	X	X	X	X
Real Estate experience	X	X		X	X	X
Human Resources and Compensation Practices experience	X		X		X	X
Director, officer or former officer of public company	X				X
Officer or former officer of emerging company	X		X
Community Involvement	X	X	X	X	X	X
Personal and Professional Integrity, Ethics and Values	X	X	X	X	X	X

DIRECTOR BIOGRAPHIES

Name (Age)

David T. Bruen (79)

Mr. Bruen has served as our Lead Independent Director since May 2020 and Chair of our Audit Committee until January 2023. Mr. Bruen joined our Board of Directors in 2008 and has served as a member of the Audit Committee since 2010. Mr. Bruen retired in 2008 from San Diego National Bank after six years as a senior commercial lending officer. During the previous 17 years, Mr. Bruen was in commercial lending for mid-size businesses in San Diego County for First Interstate Bank, Wells Fargo Bank, Mellon 1st Business Bank, and San Diego National Bank. He is a Life Member of the Holiday Bowl Committee and has been a member of the Presidents Association for Palomar College, Financial Executives International, the San Diego MIT Enterprise Forum, and the Association for Corporate Growth. Mr. Bruen is a graduate of San Diego State University and has an M.B.A. from the University of Southern California. Based on his experience with banks, his educational background, and his achievements in the community, the Nominating and Corporate Governance Committee determined that Mr. Bruen is qualified to serve on the Board of Directors.

Steve Hightower (56)

Mr. Hightower currently serves as the President of the Company’s Model Home division since December 2021 and served as the Vice President of our subsidiary NetREIT Advisors, LLC from March 2010 through December 2021. He is responsible for overseeing the Company’s model home division including acquisitions, resales, and management of its residential real estate portfolio. Prior to joining the Company, Mr. Hightower held the position of Executive Vice President of Dubose Model Homes, USA, a model home real estate investment company, where he was responsible for its model home assets, including property acquisitions, divestment, as well as builder and banking relations. He has over 26 years of experience in real estate specializing in model home related transactions. Prior to joining Dubose Model Homes in 1996, he held various positions within Exxon Company USA. Mr. Hightower holds a B.A degree in Business Administration from Texas State University. Based on his perspective and experience he brings as a key executive, the Nominating and Corporate Governance Committee determined that Mr. Hightower is qualified to serve on the Board of Directors.

Jennifer A. Barnes (44)

Mrs. Barnes has served as a director and as a member of the Audit Committee since February 2020. In January 2023, she was named Chair of the Audit Committee. Mrs. Barnes served on the Nominating and Corporate Governance Committee from December 2020 through March 2023. Mrs. Barnes currently serves as CEO of Optima Office, Inc., an accounting and HR services company that she founded in October 2018. From September 2012 to September 2018, she served as CEO of Pro Back Office, LLC, a company that she co-founded. Mrs. Barnes has also held a number of Controller and Director of Accounting positions at privately held for-profit and non-profit companies. She currently serves on the boards of the San Diego Chapter of Junior Achievement, the Better Business Bureau of the Pacific Southwest as the Treasurer of the Foundation Board and is also the Treasurer for Tech Coast Angels. Mrs. Barnes received a Bachelor of Science in Finance and Marketing from the University of Arizona and an Executive MBA from San Diego State University. She also completed the Becker CPA courses. Based on her extensive experience in accounting and personnel matters, the Nominating and Corporate Governance Committee determined that Mrs. Barnes is qualified to serve on the Board of Directors.

James R. Durfey (73)

Mr. Durfey has served as a director, as a member of the Compensation Committee, and as a member of the Nominating and Corporate Governance Committee since December 2019. Effective December 31, 2020, Mr. Durfey was appointed to serve as Chair of the Nominating and Corporate Governance Committee. In March 2023, Mr. Durfey was appointed to serve as Chair of the Compensation Committee and as member of the Nominating and Corporate Governance Committee. Mr. Durfey retired in 2017 from American Assets Trust, Inc. (NYSE: AAT), a publicly traded REIT, where he served as Vice President, Office Properties, since 2004. During his tenure at AAT, Mr. Durfey supervised property management and leasing of Class A office buildings, assisted in the acquisition and/or development of office buildings, and worked with AAT’s board in developing corporate investment strategies. From 1996 to 2004, Mr. Durfey was Vice President of Trammell Crow Company and General Manager of the Century Plaza Towers and the ABC Entertainment Center. From 1980 to 1996, Mr. Durfey held various senior roles at Homart Development Company, which was the commercial real estate subsidiary of Sears, Roebuck and Company. Mr. Durfey received his Bachelor of Science degree in Business Management from Indiana University and is a licensed real estate broker in California. Based on his extensive experience in various facets of commercial real estate and with a publicly traded REIT, the Nominating and Corporate Governance Committee determined that Mr. Durfey is qualified to serve on the Board of Directors.

Jack K. Heilbron (73)

Mr. Heilbron has served as a director and our Chief Executive Officer and President since our inception. Mr. Heilbron also has served as Chairman, CEO and President of NetREIT Dubose Model Home REIT, Inc. (“NetREIT Dubose”) since its inception, and has served as CEO, President and/or Managing Member of NetREIT Advisors, LLC, Dubose Advisors, LLC and NTR Property Management, Inc. since their inceptions, all of which are Company affiliated entities. He has also served as Chief Executive Officer and Chairman of Murphy Canyon Acquisition Corp. from October 2021 through September 2023. Mr. Heilbron was a founding officer, director, and stockholder of the former CI Holding Group, Inc. and of its subsidiary corporations (Centurion Counsel, Inc., Bishop Crown Investment Research Inc., PIM Financial Securities Inc., Centurion Institutional Services Inc. and CHG Properties, Inc.) and currently serves as Chairman and CEO of Centurion Counsel, Inc., a licensed investment advisor. He also served as a director of the Centurion Counsel Funds, an investment company registered under the Investment Company Act of 1940, from 2001 until 2005. From 1994 until its dissolution in 1999, Mr. Heilbron served as the Chairman and/or director of Clover Income and Growth REIT. Mr. Heilbron graduated with a B.S. degree in Business Administration from California Polytechnic College, San Luis Obispo, California. Based on his experience as a director and his experience with other REITs, the Nominating and Corporate Governance Committee determined that Mr. Heilbron is qualified to serve on the Board of Directors.

Tracie Hager (62)

Ms. Hager has served as a director, as a member of the Compensation Committee and Audit Committee and as the Chair of the Nominating and Corporate Governance Committee since March 2023. Ms. Hager has served as Vice President, asset management, at Innovative Industrial Properties, Inc. (NYSE: IIPR) since October 2020. She has almost 30 years of experience in commercial property management, having overseen management teams and properties across the United States and the United Kingdom. Until January 2020, Ms. Hager served as vice president of property management for BioMed Realty Trust, Inc. (formerly NYSE: BMR), a real estate investment trust (“REIT”) specializing in acquiring, leasing, developing and managing laboratory and office space for the life science industry, having joined BioMed Realty in 2010. Prior to her tenure at BioMed, Ms. Hager served in senior management positions at the Irvine Company, a privately held real estate development company, and Equity Office Properties Trust (formerly NYSE: EOP), a REIT that was one of the largest owners and managers of commercial office buildings in the United States. Ms. Hager holds the Real Property Administrator designation administered by the Building Owners and Managers Institute. Based on her industry and management experience, the Nominating and Corporate Governance Committee determined that Ms. Hager is qualified to serve on the Board of Directors.

CORPORATE GOVERNANCE

INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES

Policy Governing Communications with the Board of Directors

Stockholders and other interested parties may communicate with the Board or one or more members of the Board, including our Lead Independent Director, or the non-management directors as a group, by sending an email to Investor Relations, Lowell Hartkorn, at Lhartkorn@presidiopt.com or in writing in care of the Secretary of Presidio Property Trust, Inc., at our principal executive office, 4995 Murphy Canyon Road, Suite 300, San Diego, California 92123. All appropriate correspondence will be promptly forwarded by the Secretary, to the director or directors for whom it is intended.

Corporate Governance Guidelines

The Company is committed to sound and effective corporate governance practices that promote long-term shareholder value and foster strong independent leadership and management accountability. Our Board of Directors has adopted Corporate Governance Guidelines to serve as a flexible framework within which our Board of Directors and its committees operate. These guidelines cover a number of areas, including the size and composition of our Board of Directors, Board of Directors membership criteria and director qualifications, director responsibilities, Board of Directors agenda, roles of the Chairman of the Board of Directors and Chief Executive Officer, meetings of independent directors, committee responsibilities and assignments, Board of Directors member access to management and independent advisors, director compensation, director orientation and continuing education and management succession planning. Our Nominating and Corporate Governance Committee reviews our Corporate Governance Guidelines from time to time as it deems appropriate and, if necessary, recommends changes thereto to our Board of Directors.

More information regarding the Company’s corporate governance, including a copy of our Corporate Governance Guidelines, is available in the “Investor — Corporate Governance” section of our website, www.presidiopt.com. The information contained on or connected to the Company’s website is not incorporated by reference into and should not be considered part of this annual report.

Board Committees

The Board has adopted a charter for each of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. The Board may, from time to time, establish certain other committees to facilitate the management of the Company. The committee charters and the Corporate Governance Guidelines are posted on the Company’s website at www.presidiopt.com and will be provided without charge upon request to the Secretary, Presidio Property Trust, Inc., 4995 Murphy Canyon Road, Suite 300, San Diego, California 92123. The information contained on the Company’s website is not incorporated by reference into and does not form a part of this annual report. The table below indicates the members and chair of each Board committee as of April 18, 2024.

Director	Audit	Compensation	Nominating and Corporate Governance
Jennifer A. Barnes	Chair^
David T. Bruen	X^
James R. Durfey		Chair	X
Tracie Hager	X	X	Chair

^ Financial expert

Board Independence

Our Board has determined that each of our current directors, except for Jack K. Heilbron and Steve Hightower, has no relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is “independent” within the meaning of the listing standards of Nasdaq (“Nasdaq Rules”) and our director independence standards. The Board of Directors established and employed the following categorical standards (which are at least as restrictive as “independent” standards of the Nasdaq Rules) in determining whether a relationship is material and thus would disqualify such director from being independent:

■	The director is, or has been within the last three years, our employee or an employee of any of our subsidiaries;

■	An immediate family member of the director is, or has been within the last three years, our executive officer or an executive officer of any of our subsidiaries;

■	The director (or an immediate family member of the director) received during any 12-month period within the last three years, more than $120,000 in direct compensation from us and/or any of our subsidiaries, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);

■	The director was affiliated with or employed within the last three years by our present or former external auditor or an immediate family member of the director was affiliated with or employed in a professional capacity by our present or former external auditor and worked on our audit within the last three years;

■	The director (or an immediate family member of the director) is, or has been within the last three years, employed as an executive officer of another company where any of our executives serve or served on that company’s compensation committee;

■	The director, or an immediate family member of the director, is currently a controlling stockholder, partner or executive officer of another company that made payments to, or received payments from us or any of our subsidiaries for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $200,000, or 5% of such other company’s consolidated gross revenues; or

■	The director (or an immediate family member of the director) was, within the last three years, an officer, director or trustee of a charitable organization where our (or an affiliated charitable foundation’s) annual discretionary charitable contributions to the charitable organization exceeded the greater of $200,000 or 5% of that organization’s consolidated gross revenues.

An “affiliate” includes any person beneficially owning in excess of 10% of the voting power of, or a general partner or managing member of, a company.

Meetings and Attendance

The Board met five (5) times during 2023 and the various committees of the Board met a total of six (6) times. For the 2023 fiscal year, all directors attended at least 100% of the total number of meetings of the Board and of the committees of the Board on which the director served during the year. Although the Company has no policy with regard to Board members’ attendance at the Company’s annual meetings, the Company expects all Board members to attend any meeting of stockholders at which stockholders are anticipated by the Company to be present. Since very few stockholders attend annual meetings, no independent director attended the 2023 annual meeting. To ensure free and open discussion among the independent directors of the Board, if necessary, the independent directors may meet prior to or after Board meetings, but in no event fewer than two times per year.

Diversity

Our Nominating and Corporate Governance Committee recognizes the benefits associated with, and strives to create, diversity on the Board of Directors as a whole when identifying and selecting nominees. Although our Nominating and Corporate Governance Committee does not have a specific policy with respect to board diversity, the Nominating and Corporate Governance Committee utilizes a broad conception of diversity and will consider the candidate’s geographic background, gender, age and ethnicity. These and the additional factors such as a candidate’s experience in corporate management, including serving as an officer or former officer of a publicly held company, the candidate’s experience as a board member of a publicly held company, the candidate’s professional and academic experience relevant to the Company’s industry, the strength of the candidate’s leadership skills, the candidate’s experience in finance and accounting and/or executive compensation practices, and whether the candidate has the time required for preparation, participation and attendance at Board meetings and committee meetings, and others are considered useful by our Nominating and Corporate Governance Committee and are reviewed in terms of assessing the needs of our Board at any particular point in time. Our Nominating and Corporate Governance Committee focuses on having a Board which collectively possesses a broad range of talent, skill, expertise and experience useful to the effective oversight of our Company’s business and affairs. Typically, on an annual basis, as part of our Board of Directors’ self-evaluation, each director assesses whether the overall mix of our Board members is appropriate for our Company.

Board Diversity Matrix (As of March 31, 2024)
Total Number of Directors	6
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	4
Part II: Demographic Background
African American or Black
Alaskan Native or Native American	1
Asian
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	2*	3
Two or More Races or Ethnicities	1	1
LGBTQ+	-
Catholic	1
Military Veteran	1
Did Not Disclose Demographic Background	-

*Of the Company’s two female directors, one is both White and Native American.

Board Leadership Structure and Role in Risk Oversight

The Board believes the combined role of Chairman and Chief Executive Officer, together with a Lead Independent Director, is in the best interests of the Company because it provides the appropriate balance between strategic development and independent oversight of management.

The Company believes the chosen leadership structure is the most appropriate for its size and business. Since our inception, Jack K. Heilbron has served as both Chairman of the Board and Chief Executive Officer. The Company has a Lead Independent Director, David T. Bruen. As Lead Independent Director, Mr. Bruen presides over all meetings of the Board at which the Chairman of the Board is not present, including any executive sessions of the independent directors, reviews Board meeting schedules and agendas in collaboration with the Chairman of the Board and acts as the liaison between the independent directors and the Chief Executive Officer and Chairman of the Board. The Lead Independent Director also monitors and addresses any compliance issues, improprieties, or ethical considerations, including anonymous submissions by Company employees that by their nature cannot be brought to management.

Code of Ethics and Conduct

The Board has adopted a Code of Ethics and Conduct (“Ethics Code”) that applies to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. The Ethics Code, which was last revised on December 6, 2019, is posted under the Investor / Corporate Governance section of our website at www. presidiopt.com. To the extent required by applicable SEC rules, we intend to post any future amendments to or waivers from the Ethics Code promptly following the date of such amendment or waiver on our website at www. presidiopt.com.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

In 2023, the Nominating and Corporate Governance Committee was comprised of Ms. Hager (Chair) and Mr. Durfey, each of whom was or is “independent” within the meaning of the Nasdaq Rules and our director independence standards.

The Nominating and Corporate Governance Committee met one (1) time during 2023. The Nominating and Corporate Governance Committee’s principal responsibilities include:

■	Reviewing the purpose, structure and membership of the committees of the Board of Directors;
■	Reviewing the succession planning for our executive management;
■	Assisting the Board in developing and implementing our Corporate Governance Guidelines;
■	Considering questions of possible conflicts of interest of the Board, as such questions arise;
■	Determining the size, needs and composition of the Board and its committees;
■	Monitoring a process to evaluate and assess the effectiveness of the Board; and
■	Recommending nominees to the full Board.

The Nominating and Corporate Governance Committee operates pursuant to a written charter available on the Company’s website at https://presidiopt.com/corporate-governance/.

Ms. Hager was recommended to the Nominating and Corporate Governance Committee for consideration as a director candidate by Mr. Durfey.

Stockholder Recommendations of Director Candidates

The Nominating and Corporate Governance Committee’s policy is to consider director candidates properly recommended by stockholders. The stockholder must submit a resume of the candidate and an explanation of the reasons why such stockholder believes the candidate is qualified for service on the Board and how the candidate satisfies the Board criteria noted above. The stockholder must also provide such other information about the candidate as would be required by the rules of the SEC to be included in a proxy statement. In addition, the stockholder must include the consent of the candidate to serve as a director if elected and describe any arrangements or undertakings between the stockholder and the candidate regarding the nomination. The stockholder must submit proof of ownership of the Company’s shares of stock. All communications are to be directed to the Chair of the Nominating and Corporate Governance Committee, c/o Secretary, Presidio Property Trust, Inc., 4995 Murphy Canyon Road, Suite 300, San Diego, California 92123. Properly submitted stockholder recommendations of director candidates will be evaluated by the Nominating and Corporate Governance Committee using the same criteria used to evaluate other director candidates.

COMPENSATION COMMITTEE

In 2023, the Compensation Committee was comprised of Mr. Durfey (Chair) and Ms. Hager, each of whom is “independent” within the meaning of the Nasdaq Rules and our director independence standards. The Compensation Committee met one (1) time during 2023. The Compensation Committee’s principal responsibilities include:

■	reviewing and approving the corporate goals and objectives with respect to the compensation of our Chief Executive Officer (“CEO”) and evaluating our CEO’s performance in light of these goals and objectives and, based upon this evaluation (either alone or, if directed by the Board of Directors, in conjunction with a majority of the independent directors on the Board), setting our CEO’s compensation (our CEO may not be present during voting deliberations on his compensation);

■	reviewing and setting or recommending to the Board the compensation of our named executive officers other than the CEO;

■	reviewing and providing oversight of our compensation philosophy and composition of our peer company community used for market comparisons;

■	reviewing and approving or recommending to the Board our incentive compensation and equity-based plans and arrangements;

■	performing a periodic evaluation of the Compensation Committee’s performance in fulfilling its duties and responsibilities under the Compensation Committee charter;

■	reviewing and recommending to the Board the compensation of our non-employee directors;

■	to the extent that we are required to include a Compensation Discussion and Analysis (“CD&A”) in our Annual Report on Form 10-K or annual proxy statement, reviewing and discussing with management our CD&A and considering whether to recommend to our Board that our CD&A be included in the appropriate filing;

■	preparing the annual Compensation Committee Report;

■	reporting regularly to the Board regarding the activities of the Compensation Committee; and

■	annually reviewing and reassessing our Compensation Committee charter and submitting any recommended changes to the Board for its approval.

The Compensation Committee operates pursuant to a written charter available on the Company’s website at https://presidiopt.com/corporate-governance/.

The Compensation Committee may also delegate any or all of its responsibilities to a subcommittee of the Compensation Committee and/or delegate the authority to grant stock or other equity rights to one or more officers of our Company in a manner that is in accordance with applicable law.

ITEM 11. EXECUTIVE COMPENSATION.

Overview of Compensation Program

The Compensation Committee is responsible for establishing, implementing and continually monitoring adherence with our compensation philosophy. The Compensation Committee ensures that the total compensation paid is fair, reasonable, and competitive. The following narrative explains our compensation philosophy, objectives, policies, and practices with respect to our named executive officers, as determined in accordance with applicable SEC rules. The Compensation Committee does not utilize compensation consultants for executive or director compensation.

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

The Compensation Committee believes that measures such as growth in assets and number of properties, rental income, funds from operations (“FFO”) and core funds from operations (“Core FFO”) play an important part in setting compensation; however, the Compensation Committee also recognizes that often outside forces beyond the control of management, such as economic conditions, capital market conditions, changing retail and real estate markets, and other factors, may contribute to less favorable near-term results. We calculate FFO, as defined by the National Association of REITs, as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization, impairment write-downs of real estate and write-downs of investments in an affiliate where the write-downs have been driven by a decrease in value of real estate held by the affiliate and after adjustments for unconsolidated joint ventures. We calculate Core FFO by using FFO and adjusting for certain other non-core items. We also exclude from our Core FFO calculation acquisition costs, loss on early extinguishment of debt, changes in the fair value of earn-out, changes in fair value of contingent consideration, non-cash warrant dividends and amortization of stock-based compensation. FFO and Core FFO are non-GAAP measures. The Compensation Committee also strives to assess whether management is making appropriate strategic decisions that will allow us to succeed over the long term and build long-term stockholder value. These may include ensuring that we have the appropriate leasing and acquisition pipelines to ensure a future stream of recurring and increasing revenues, assessing our risks associated with real estate markets and tenant credit, managing our debt maturities, and determining whether our staffing and general and administrative expense is appropriate given our projected operating requirements.

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

Total Compensation

Total annual compensation consists of base salary, cash incentives, and long-term equity incentive compensation in the form of stock. In setting the total annual compensation for our named executive officers, information on the performance of each named executive officer for the prior year and market data covering peer group salaries are generally utilized. This evaluation is comprised of both a quantitative assessment as well as a qualitative assessment. The target levels for the total annual compensation of our named executive officers and senior management team are generally less than the average of the peer group used, primarily due to our size. We believe that this approach contemplates both the quantitative and qualitative elements of each position and rewards performance. In addition, this approach allows our skilled and talented executives to guide and lead our business and supports a “pay for performance” culture.

Annual Cash Compensation

Base Salary

Each of our named executive officers receives a base salary to compensate him for services performed during the year. When determining the base salary for each of our named executive officers, the market levels of similar positions (discounted for size) at the peer group companies, the performance of the named executive officer, the experience of the named executive officer in his position, and the other components of compensation and total compensation are generally considered. The named executive officers are eligible for annual increases in their base salaries.

Annual Non-Equity Compensation

A significant portion of each named executive officer’s compensation is in the form of an annual cash bonus and stock grants. For 2023, named executive officers and all Company employees could elect to receive all or a portion of their annual cash bonus in the form of stock that immediately vested equal to approximately two times cash. None of the named executive officers, except Mr. Heilbron, elected that option this year. The annual bonuses are primarily based upon quantifiable company and executive performance objectives. This practice is consistent with our compensation objective of supporting a performance-based environment. An annual determination is made as to the appropriate weight between company-wide and executive specific goals based upon an assessment of the appropriate balance. Each year, the Compensation Committee sets for the Chief Executive Officer a threshold and target bonus that may be awarded to him if the threshold goals are achieved. No specific target bonus was established for Mr. Katz and Mr. Hightower for 2023 and their bonuses were determined at the discretion of the Chief Executive Officer.

The Compensation Committee awarded Mr. Heilbron a 5% cost of living salary increase for 2023. Mr. Heilbron was issued a bonus of 360,000 shares in January 2024. Due to the closing of the Murphy Canyon de-SPAC transaction, Mr. Heilbron was entitled to receive a cash bonus of 1% of the value of the SPAC stock owned by the Company valued on the day which is six months and one day after the de-SPAC transaction is completed. This bonus was reduced by the total value of 360,000 shares of Presidio common stock as priced at the close of business on March 20, 2024. The bonus was paid in the form of stock that vested immediately and was issued on March 22, 2024 in 149,253 shares of Series A Common Stock, valued as of the close of trading on March 20, 2024.

Long-Term Incentive Compensation

We grant long-term equity incentive awards to our named executive officers as part of our overall compensation package. These awards are consistent with our policies of fostering a performance-based environment and aligning the interests of our senior management with the financial interests of our stockholders. When determining the amount of long-term equity incentive awards to be granted, the following factors are considered: our business performance, using metrics such as Core FFO, and performance of real estate assets (including, but not limited to, occupancy, same-store property net operating income growth and leasing spreads); the individual responsibilities and performance of each executive, such as how he performed relative to his delineated goals; strategic accomplishment, such as identifying strategic direction for us, and market factors, such as navigating the current economic climate and the strength of the balance sheet and debt maturities.

We compensate our named executive officers through grants of shares. These shares vested equally over a three-year period for more recent grants (and over a ten-year period for certain grants made earlier) for all officers. The aggregate value of the long-term incentive compensation granted is based upon established goals including an assessment of Core FFO as compared to budgeted or targeted goals; the identification of strategic initiatives, their execution and the anticipated long-term benefits to stockholders. Distributions are paid on the entire grant, regardless of vesting.

Equity compensation is awarded to our Chief Executive Officer by the Compensation Committee and to other named executive officers based primarily on the strategic initiatives and performance during the applicable fiscal year. The stock awards granted to our named executive officers during 2023 are reflected in the Outstanding Equity Awards at Fiscal Year End table below. On January 3, 2023, Mr. Katz was granted 277,809 shares of Series A Common Stock. All such stock granted vests in equal installments over three years.

Perquisites and Other Personal Benefits

We provide our named executive officers with perquisites and other personal benefits, including payment of premiums for an additional life insurance policy, for certain named executive officers, an auto allowance, and for Mr. Heilbron, payment of country club dues, that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to the named executive officers.

We maintain a 401(k) retirement savings plan for all employees on the same basis, which provides matching contributions at the rate of 100% of the employee’s contributions up to 4% of their salary. In 2023, employees could contribute up to $22,500 of their salary and a catch-up contribution of up to $7,500 for employees aged 50 and older, subject to annual limits under the Internal Revenue Code of 1986, as amended (the “Code”). Named executive officers are also eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, disability and accidental death and dismemberment insurance, in each case, on the same basis as other employees.

Summary Compensation Table

The following table sets forth information concerning the compensation earned by our named executive officers for the fiscal years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary	Stock Awards (1)	Non-equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Jack K. Heilbron	2023	$425,996	$200,000	$-	$72,225	$698,221
Chairman of the Board, President and CEO	2022	$405,711	$386,745	$-	$130,357	$922,814

Adam Sragovicz *	2023	$225,579	$286,143	$-	$39,307	$551,029
Chief Financial Officer	2022	$287,081	$273,661	$45,360	$63,600	$669,702

Gary M. Katz	2023	$310,047	$286,143	$30,000	$58,153	$684,343
Chief Investment Officer and former SVP, Asset Management	2022	$287,081	$273,661	$45,360	$67,336	$673,438

Steve Hightower	2023	$238,309	$31,397	$35,000	$25,038	$329,744
President of Model Homes	2022	$220,656	$30,027	$33,098	$29,093	$312,874

* Mr. Sragovicz resigned in September 2023.

(1)	The amounts shown represent the aggregate grant date fair value of awards granted during each fiscal year shown, computed in accordance with FASB ASC Topic 718. This does not represent the compensation expense recognized for the fiscal years shown for financial statement reporting purposes. The value of the shares granted in 2021 and 2022 was based on the closing price of the common stock on the date of grant. The value of stock received in lieu of approximately two times cash bonus is reported based on the closing price of the Company’s stock on date of issuance.

(2)	Bonuses shown for 2021 were paid as follows: The cash component of bonuses were paid in January 2022 (unless there was an election to defer payment); each named executive officer elected to accept all or a portion of his cash bonus earned in the form of stock equivalent to approximately two times cash and such stock, which vested immediately, was issued in January 2022 and is shown as part of the amount in the Stock Awards column for 2021. Bonuses shown for 2022 were paid as follows: The cash component of bonuses were paid in January 2023; each named executive officer elected to accept all their cash bonus earned in cash, which was paid in January 2023.

(3)	The following table sets forth the components of All Other Compensation included above (and excludes unlimited paid time off, which is only available to our executives):

Name	Year	Distributions Received on Stock	Common Stock Warrants Received on Unvested Stock	Matching Contributions to 401(k) Plan	Group Term Life Insurance Payments	Auto Allowance	Country Club	Medical Premiums	Total of Other Compensation

Jack K. Heilbron	2023	$8,509	$-	$13,200	$1,065	$14,521	$12,683	$22,246	$72,225
	2022	$37,664	$29,356	$12,200	$1,580	$16,107	$12,273	$21,177	$130,357

Adam Sragovicz	2023	$14,946	$-	$11,019	$2,063	$-	$-	$11,279	$39,307
	2022	$18,100	$15,966	$12,200	$2,538	$-	$-	$14,796	$63,600

Gary M. Katz	2023	$30,223	$-	$12,000	$2,130	$-	$-	$13,800	$58,153
	2022	$21,711	$19,062	$11,483	$2,540	$-	$-	$12,540	$67,336

Steve Hightower	2023	$3,408	$-	$12,000	$2,130	$7,500	$-	$-	$25,038
	2022	$3,076	$2,351	$9,126	$2,540	$12,000	$-	$-	$29,093

Employment Agreements with Named Executive Officers

Employment Agreement with Jack K. Heilbron

On December 29, 2023, the Company entered into an amended and restated employment agreement with its Chief Executive Officer, President and Chairman Jack K. Heilbron (the “Heilbron Employment Agreement”), which superseded his October 18, 2017 employment agreement with us. The Employment Agreement has a term of three years and shall be automatically renewed for additional one-year terms unless either party provides three months’ written notice. Mr. Heilbron will receive an annual salary of $425,996 which shall be reviewed annually by the Board of Directors of the Company or Compensation Committee and he will be entitled to receive, in addition to his base salary, an annual bonus at a target of up to 100% of his base salary.

If Mr. Heilbron’s employment is terminated for cause, as defined in the Heilbron Employment Agreement, or by Mr. Heilbron without good reason, as defined in the Heilbron Employment Agreement, the Company shall have no obligations other than to pay him the earned and unpaid base salary and accrued but unpaid time off through the date of termination (the “Heilbron Accrued Obligations”) in cash on the date of termination and provide any vested benefits required to be paid or provided or which Mr. Heilbron is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company.

If Mr. Heilbron’s employment is terminated due to death or disability, as defined in the Heilbron Employment Agreement, he, or his estate or beneficiaries in the event of his death, will be entitled to receive the Heilbron Accrued Obligations, reimbursement for expenses incurred prior to the date of termination and the provision of any vested benefits required to be paid or provided or which Mr. Heilbron is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company.

If Mr. Heilbron terminates his employment for good reason, he will be entitled to (a) the Heilbron Accrued Obligations and (b) a cash payment equal to the mean average of the cash bonus payments received by him during the immediately preceding two years, (c) for the period beginning on the date of termination and ending 12 months following such date, or earlier upon certain circumstances, healthcare benefits for himself and eligible dependents, (d) to the extent previously unpaid or provided, any vested benefits and other amounts or benefits required to be paid or provided under any plan or policy of the Company (excluding equity incentive plans) and (e) on the termination date 100% of outstanding unvested stock options, restricted stock and other equity awards granted to Mr. Heilbron under any of the Company’s equity incentive plans (other than performance-based vesting awards) shall become immediately vested and exercisable in full.

Employment Agreement with Gary M. Katz

On February 6, 2024, the Company entered into an employment agreement (the “Katz Employment Agreement”) with its Chief Investment Officer, Gary M. Katz. The Katz Employment Agreement has a term of three years and shall be automatically renewed for additional one-year terms unless either party provides three months’ written notice. Mr. Katz will receive an annual base salary of $325,550 which shall be reviewed annually by the Board or Compensation Committee and he will be entitled to receive, in addition to his base salary, an annual bonus at a target of up to 100% of his base salary.

If Mr. Katz’s employment is terminated for cause, as defined in the Katz Employment Agreement, or by Mr. Katz without good reason, as defined in the Katz Employment Agreement, the Company shall have no obligations other than to pay him the earned and unpaid base salary and accrued but unpaid time off through the date of termination (the “Katz Accrued Obligations”) in cash on the date of termination and provide any vested benefits required to be paid or provided or which Mr. Katz is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company.

If Mr. Katz’s employment is terminated due to death or disability, as defined in the Katz Employment Agreement, he, or his estate or beneficiaries in the event of his death, will be entitled to receive the Katz Accrued Obligations, reimbursement for expenses incurred prior to the date of termination and the provision of any vested benefits required to be paid or provided or which Mr. Katz is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company.

If Mr. Katz terminates his employment for good reason, he will be entitled to (a) the Katz Accrued Obligations, (b) a cash payment equal to 1.5 multiplied by the sum of the his base salary for the year in which the termination date occurs (or if greater, the year immediately preceding the year in which the termination date occurs), (c) a cash payment equal to the mean average of the cash bonus payments received by him during the immediately preceding two years, (d) for the period beginning on the date of termination and ending 12 months following such date, or earlier upon certain circumstances, healthcare benefits for himself and eligible dependents, (e) to the extent previously unpaid or provided, any vested benefits and other amounts or benefits required to be paid or provided under any plan or policy of the Company (excluding equity incentive plans) and (f) on the termination date 100% of outstanding unvested stock options, restricted stock and other equity awards granted to Mr. Katz under any of the Company’s equity incentive plans (other than performance-based vesting awards) shall become immediately vested and exercisable in full.

Employment Agreement with Steve Hightower

On February 6, 2024, the Company entered into an employment agreement (the “Hightower Employment Agreement”) with Steve Hightower for the position of President of the Company’s Model Home Division. The Hightower Employment Agreement has a term of three years and shall be automatically renewed for additional one-year terms unless either party provides three months’ written notice. Mr. Hightower will receive an annual base salary of $250,224 which shall be reviewed annually by the Board or Compensation Committee and he will be entitled to receive, in addition to his base salary, an annual bonus at a target of up to 100% of his base salary.

If Mr. Hightower’s employment is terminated for cause, as defined in the Hightower Employment Agreement, or by Mr. Hightower without good reason, as defined in the Hightower Employment Agreement, the Company shall have no obligations other than to pay him the earned and unpaid base salary and accrued but unpaid time off through the date of termination (the “Hightower Accrued Obligations”) in cash on the date of termination and provide any vested benefits required to be paid or provided or which Mr. Hightower is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company.

If Mr. Hightower’s employment is terminated due to death or disability, as defined in the Hightower Employment Agreement, he, or his estate or beneficiaries in the event of his death, will be entitled to receive the Hightower Accrued Obligations, reimbursement for expenses incurred prior to the date of termination and the provision of any vested benefits required to be paid or provided or which Mr. Hightower is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company.

If Mr. Hightower terminates his employment for good reason, he will be entitled to (a) the Hightower Accrued Obligations, (b) a cash payment equal to the sum of the his base salary for the year in which the termination date occurs (or if greater, the year immediately preceding the year in which the termination date occurs), (c) a cash payment equal to the mean average of the cash bonus payments received by him during the immediately preceding two years, (d) for the period beginning on the date of termination and ending 12 months following such date, or earlier upon certain circumstances, healthcare benefits for himself and eligible dependents, (e) to the extent previously unpaid or provided, any vested benefits and other amounts or benefits required to be paid or provided under any plan or policy of the Company (excluding equity incentive plans) and (f) on the termination date 100% of outstanding unvested stock options, restricted stock and other equity awards granted to Mr. Hightower under any of the Company’s equity incentive plans (other than performance-based vesting awards) shall become immediately vested and exercisable in full.

Mr. Hightower currently serves on the Board. The Hightower Employment Agreement provides that the Company, subject to certain exceptions, shall use its best efforts to cause Mr. Hightower to be nominated and elected to the Board, and that Mr. Hightower, if so nominated and elected, shall agree to serve on the Board.

Employment Agreements with Non-Named Executive Officers

Employment Agreement with Ed Bentzen

On February 6, 2024, the Company entered into an employment agreement (the “Bentzen Employment Agreement”) with its Chief Financial Officer, Ed Bentzen. The Employment Agreement has a term of three years and shall be automatically renewed for additional one-year terms unless either party provides three months’ written notice. Mr. Bentzen will receive an annual base salary of $230,000 which shall be reviewed annually by the Board or Compensation Committee thereof and he will be entitled to receive, in addition to his base salary, an annual bonus at a target of up to 100% of his base salary.

If Mr. Bentzen’s employment is terminated for cause, as defined in the Bentzen Employment Agreement, or by Mr. Bentzen without good reason, as defined in the Bentzen Employment Agreement, the Company shall have no obligations other than to pay him the earned and unpaid base salary and accrued but unpaid time off through the date of termination (the “Bentzen Accrued Obligations”) in cash on the date of termination and provide any vested benefits required to be paid or provided or which Mr. Bentzen is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company.

If Mr. Bentzen’s employment is terminated due to death or disability, as defined in the Bentzen Employment Agreement, he, or his estate or beneficiaries in the event of his death, will be entitled to receive the Bentzen Accrued Obligations, reimbursement for expenses incurred prior to the date of termination and the provision of any vested benefits required to be paid or provided or which Mr. Bentzen is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company.

If Mr. Bentzen terminates his employment for good reason, he will be entitled to (a) the Bentzen Accrued Obligations, (b) a cash payment equal to the equal to the sum of the his base salary for the year in which the termination date occurs (or if greater, the year immediately preceding the year in which the termination date occurs), (c) a cash payment equal to the mean average of the cash bonus payments received by him during the immediately preceding two years, (d) for the period beginning on the date of termination and ending 12 months following such date, or earlier upon certain circumstances, healthcare benefits for himself and eligible dependents, (e) to the extent previously unpaid or provided, any vested benefits and other amounts or benefits required to be paid or provided under any plan or policy of the Company (excluding equity incentive plans) and (f) on the termination date 100% of outstanding unvested stock options, restricted stock and other equity awards granted to Mr. Bentzen under any of the Company’s equity incentive plans (other than performance-based vesting awards) shall become immediately vested and exercisable in full.

Outstanding Equity Awards at Fiscal Year End

The following table shows information regarding restricted stock awards held by our named executive officers on the last day of our fiscal year ended December 31, 2023.

	Stock Awards
Name	Grant Date		Number of Shares or Units that have not Vested (3)	Market Value of Shares or Units that have not Vested (4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested
Jack K. Heilbron					—	—
	1/02/2015	(1)	814	$838	—	—
	1/04/2016	(1)	1,628	$1,677	—	—
	1/03/2017	(1)	2,400	$2,472	—	—
	1/03/2018	(1)	5,148	$5,302	—	—
	01/03/2022	(2)	33,836	$34,851	—	—

Gary M. Katz
	01/03/2022	(2)	23,943	$24,661	—	—
	01/01/2023	(2)	185,206	$190,762	—	—

Adam Sragovicz
	01/03/2022	(2)	23,943	$24,661	—	—
	01/01/2023	(2)	185,206	$190,762	—	—

Steve Hightower
	01/03/2022	(2)	2,627	$2,706	—	—
	01/01/2023	(2)	20,322	$20,932	—	—

(1) Represents an award of shares of stock, of which 1/10th of the stock award will vest on December 31 of the year in which the award is granted and an additional 1/10th of the stock award will vest on each anniversary of such date thereafter, subject to the named executive officer’s continued employment.

(2) Represents an award of shares of stock, of which 1/3rd of the stock award will vest on December 31 of the year in which the award is granted and an additional 1/3rd of the stock award will vest on each anniversary of such date thereafter, subject to the named executive officer’s continued employment.

(3) Represents the number of unvested shares of stock as of December 31, 2023. This does not include shares granted on January 1, 2021 that became fully vested on December 31, 2023.

(4) Market value has been calculated by multiplying the closing market price of our common stock at December 31, 2023 of $1.03 per share by the outstanding share of stock awards for each Named Executive Officer.

Equity Plans

2017 Incentive Award Plan

Effective as of October 18, 2017, we adopted the 2017 Incentive Award Plan, or the Plan, most recently amended on May 26, 2022 and June 1, 2023, under which we may grant cash and equity incentive awards to eligible service providers in order to motivate, attract and retain the talent for which we compete.

Eligibility and Administration. Our employees, consultants and directors (including employees, consultants and directors of our subsidiaries) are eligible to receive awards under the Plan. Approximately 15 employees, two consultants and four non-employee directors are eligible to participate in the Plan. The Plan will be administered by the Board with respect to awards to non-employee directors and by the Compensation Committee with respect to other participants, each of which may delegate its duties and responsibilities to committees of our directors and/or officers (referred to collectively as the “plan administrator”), subject to certain limitations that may be imposed under the Code, Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and/or stock exchange rules, as applicable. The plan administrator will have the authority to administer the Plan, including the authority to select award recipients, determine the nature and amount of each award, and determine the terms and conditions of each award. The plan administrator will also have the authority to make all determinations and interpretations under, prescribe all forms for use with, and adopt rules for the administration of, the Plan, subject to its express terms and conditions.

Size of Share Reserve; Limitations on Awards. The total number of shares reserved for issuance pursuant to awards under the Plan is 3,500,000 shares, which may be issued as shares of our Series A or our Series C Common Stock, as determined by the plan administrator, provided that, since the date on which the Series A Common Stock became publicly listed, we have and intend to issue only shares of Series A Common Stock under the Plan. Shares that are potentially deliverable under an award that expires or is canceled, forfeited, settled for cash or otherwise terminated without delivery of such shares will, to the extent of such expiration, cancellation, forfeiture, cash settlement or termination, again be available for new grants under the Plan, and shares withheld by us in payment of the exercise price or taxes relating to any award will again be available for new grants under the Plan. However, the following shares may not be used again for grant under the Plan: (a) previously owned shares tendered by a participant to satisfy exercise price or tax withholding obligations associated with an award; and (b) shares purchased on the open market with the cash proceeds from the exercise of options. The total number of shares reserved for issuance under the Plan will not be adjusted for the reverse stock split.

To the extent permitted under applicable securities exchange rules without stockholder approval, awards granted under the Plan in connection with the assumption, replacement, conversion or adjustment of outstanding equity awards in the context of a corporate acquisition or merger will not reduce the shares authorized for grant under the Plan.

The maximum number of shares of our common stock that may be subject to one or more awards granted to any one participant pursuant to the Plan during any calendar year is 1,100,000 shares and the maximum amount that may be paid under a cash award pursuant to the Plan to any one participant during any calendar year period is $5,000,000. The individual award limit under the Plan will not be adjusted for the reverse stock split.

The plan administrator may establish compensation for our non-employee directors in accordance with the Plan, including the terms, conditions and amounts of all such compensation. However, subject to certain exceptions, the sum of any cash compensation and the value of awards granted to a non-employee director as compensation for services as a non-employee director during any calendar year may not exceed $500,000, increased to $800,000 for the non-employee director’s initial year of service.

Evergreen Provision. The Plan provides that on April 1 and October 1 of each year, the maximum number of shares of common stock available under the Plan will automatically increase by 15% of the Company’s then-outstanding shares of common stock, if on such date of the year 3,500,000 (as adjusted for any reverse splits) is less than 15% of the number of outstanding shares of common stock outstanding as of such date of the year.

Awards. The Plan provides for the grant of stock options, restricted stock, performance bonuses, dividend equivalents, stock payments, restricted stock units (“RSUs”), performance shares, other incentive awards and stock appreciation rights (“SARs”). All awards under the Plan will be set forth in award agreements, which will detail all terms and conditions of the awards, including any applicable vesting and payment terms and post-termination exercise limitations. Awards will be settled in shares of our common stock or cash, as determined by the plan administrator.

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

Restricted Stock Units. RSUs are contractual promises to deliver shares of our common stock (or the fair market value of such shares in cash) in the future, which may also remain forfeitable unless and until specified vesting conditions are met. RSUs generally may not be sold or transferred until vesting conditions are removed or expire. The shares underlying RSUs will not be issued until the RSUs have vested, and recipients of RSUs generally will have no voting or dividend rights prior to the time the RSUs are settled in shares, unless the RSU includes a dividend equivalent right (in which case the holder may be entitled to dividend equivalent payments under certain circumstances). Delivery of the shares underlying the RSUs may be deferred under the terms of the award or at the election of the participant, if the plan administrator permits such a deferral. On the settlement date or dates, we will issue to the participant one unrestricted, fully transferable share of our common stock (or the fair market value of one such share in cash) for each vested and non-forfeited RSU.

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

Stock Appreciation Rights. SARs entitle their holder, upon exercise, to receive an amount equal to the appreciation of the shares subject to the award between the grant date and the exercise date. The exercise price of a SAR may not be less than 100% of the fair market value of the underlying share on the date of grant (except with respect to certain substitute SARs granted in connection with a corporate transaction) and the term of a SAR may not be longer than ten years. Vesting conditions determined by the plan administrator may apply to SARs and may include continued service, performance and/or other conditions. SARs under the Plan will be settled in cash or shares of common stock, or in a combination of both, as determined by the administrator.

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

Certain Transactions. The plan administrator has broad discretion to take action under the Plan, as well as make adjustments to the terms and conditions of existing and future awards, to prevent the dilution or enlargement of intended benefits and facilitate necessary or desirable changes in the event of certain transactions and events affecting our common stock, such as stock dividends, stock splits, mergers, acquisitions, consolidations and other corporate transactions. In addition, in the event of certain non-reciprocal transactions with our stockholders known as “equity restructurings,” the plan administrator will make equitable adjustments to the Plan and outstanding awards. In the event of a “change in control,” to the extent that the surviving entity declines to assume or substitute outstanding awards or it is otherwise determined that awards will not be assumed or substituted, the plan administrator shall cause the awards to become fully vested and exercisable in connection with the transaction.

Claw-Back Provisions, Transferability, and Participant Payments. All awards will be subject to the provisions of any claw-back policy implemented by us to the extent set forth in such claw-back policy and/or in the applicable award agreement. With limited exceptions for estate planning, domestic relations orders, certain beneficiary designations and the laws of descent and distribution, awards under the Plan are generally non-transferable prior to vesting, and are exercisable only by the participant, unless otherwise provided by the plan administrator. With regard to tax withholding, exercise price and purchase price obligations arising in connection with awards under the Plan, the plan administrator may, in its discretion, accept cash or check, shares of our common stock that meet specified conditions, a “market sell order” or such other consideration as it deems suitable.

Plan Amendment and Termination. The Board may amend or terminate the Plan at any time, subject to certain exceptions. In addition, no amendment, suspension or termination of the Plan may, without the consent of the affected participant, impair any rights or obligations under any previously-granted award, unless the award itself otherwise expressly so provides. If not earlier terminated by the Board, the Plan will terminate in October 2027.

Additional REIT Restrictions. The Plan provides that no participant will be granted, become vested in the right to receive or acquire or be permitted to acquire, or will have any right to acquire, shares under an award if such acquisition would be prohibited by the restrictions on ownership and transfer of our stock contained in our charter or would impair our status as a REIT.

Securities Laws. The Plan is intended to conform to all provisions of the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act and any and all regulations and rules promulgated by the Securities and Exchange Commission (the “SEC”) thereunder, including, without limitation, Rule 16b-3. The Plan will be administered, and awards will be granted and may be exercised, only in such a manner as to conform to such laws, rules and regulations.

Federal Income Tax Consequences. The material federal income tax consequences of the Plan under current federal income tax law are summarized in the following discussion, which deals with the general tax principles applicable to the Plan. The following discussion is based upon laws, regulations, rulings and decisions now in effect, all of which are subject to change. Foreign, state and local tax laws, and employment, estate and gift tax considerations are not discussed due to the fact that they may vary depending on individual circumstances and from locality to locality.

Stock Options and SARs. A Plan participant generally will not recognize taxable income and we generally will not be entitled to a tax deduction upon the grant of a stock option or SAR. Only non-qualified stock options may be granted under the Plan. Upon exercising an option when the fair market value of our stock is higher than the exercise price of the option, a Plan participant generally will recognize taxable income at ordinary income tax rates equal to the excess of the fair market value of the stock on the date of exercise over the purchase price, and we (or our subsidiaries, if any) generally will be entitled to a corresponding tax deduction for compensation expense, in the amount equal to the amount by which the fair market value of the shares purchased exceeds the purchase price for the shares. Upon a subsequent sale or other disposition of the option shares, the participant will recognize a short-term or long-term capital gain or loss in the amount of the difference between the sales price of the shares and the participant’s tax basis in the shares.

Upon exercising or settling an SAR, a Plan participant will recognize taxable income at ordinary income tax rates, and we should be entitled to a corresponding tax deduction for compensation expense, in the amount paid or value of the shares issued upon exercise or settlement. Payments in shares will be valued at the fair market value of the shares at the time of the payment, and upon the subsequent disposition of the shares the participant will recognize a short-term or long-term capital gain or loss in the amount of the difference between the sales price of the shares and the participant’s tax basis in the shares.

Restricted Stock and RSUs. A Plan participant generally will not recognize taxable income at ordinary income tax rates and we generally will not be entitled to a tax deduction upon the grant of restricted stock or RSUs. Upon the termination of restrictions on restricted stock or the payment of RSUs, the participant will recognize taxable income at ordinary income tax rates, and we should be entitled to a corresponding tax deduction for compensation expense, in the amount paid to the participant or the amount by which the then fair market value of the shares received by the participant exceeds the amount, if any, paid for them. Upon the subsequent disposition of any shares, the participant will recognize a short-term or long-term capital gain or loss in the amount of the difference between the sales price of the shares and the participant’s tax basis in the shares. However, a Plan participant granted restricted stock that is subject to forfeiture or repurchase through a vesting schedule such that it is subject to a “risk of forfeiture” (as defined in Section 83 of the Code) may, subject to our consent, make an election under Section 83(b) of the Code to recognize taxable income at ordinary income tax rates, at the time of the grant, in an amount equal to the fair market value of the shares of common stock on the date of grant, less the amount paid, if any, for such shares. We will be entitled to a corresponding tax deduction for compensation, in the amount recognized as taxable income by the participant. If a timely Section 83(b) election is made, the participant will not recognize any additional ordinary income on the termination of restrictions on restricted stock, and we will not be entitled to any additional tax deduction.

Other Stock or Cash Based Awards. A Plan participant will not recognize taxable income and we will not be entitled to a tax deduction upon the grant of other stock or cash based awards until cash or shares are paid or distributed to the participant. At that time, any cash payments or the fair market value of shares that the participant receives will be taxable to the participant at ordinary income tax rates and we should be entitled to a corresponding tax deduction for compensation expense. Payments in shares will be valued at the fair market value of the shares at the time of the payment, and upon the subsequent disposition of the shares, the participant will recognize a short-term or long-term capital gain or loss in the amount of the difference between the sales price of the shares and the participant’s tax basis in the shares.

1999 Flexible Incentive Plan

We established the 1999 Flexible Incentive Plan (the “1999 Plan”) for the purpose of attracting and retaining employees. No additional awards have been granted under the 1999 Plan since October 2017.

Share Reserve. The 1999 Plan provided that the maximum number of shares to be issued under the 1999 Plan would be an amount equal to 10% of the Company’s issued and outstanding common stock at such time; the aggregate number of common stock that may be issued under the Plan is 1,100,000 shares. At December 31, 2023, approximately 256,929 restricted shares of common stock had been issued under the 1999 Plan and approximately 1,992,013 shares of Restricted Stock (as defined in the 1999 Plan) had been issued under such plan.

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

Eligibility. Awards under the 1999 Plan may be granted to individuals who are then our employees, consultants and members of our Board of Directors and our subsidiaries. Approximately 15 employees, two (2) consultants and four (4) non-employee directors are eligible to participate in the 1999 Plan.

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

Director Compensation

We compensate the directors with cash compensation and awards of stock. We do not have a written policy regarding director compensation. Our Compensation Committee meets at least annually to review, and determine and approve, as appropriate, director compensation for the next fiscal year, including cash and equity compensation, reimbursement for travel and related expenses, and similar matters. The Compensation Committee may also meet during the year, as appropriate, to discuss compensation matters such as grants of stock to our directors in connection with their services as chairs of Board of Directors committees, and related matters. If a director is also an employee of our Company, such director is not paid separate compensation for services rendered as a director.

Name (1)	Fees earned or Paid in Cash (2)	Fees earned or Paid in Stock (2)	Annual Stock Awards (3)	All Other Compensation (4)	Total

Jennifer A. Barnes	$40,000	$-	$25,000	$2,978	$67,978
David T. Bruen	$40,000	$-	$26,000	$2,870	$68,870
James R. Durfey	$40,000	$-	$25,000	$3,610	$68,610
Tracie Hager	$40,000	$-	$20,833	$1,546	$62,379

(1) Messrs. Heilbron and Hightower are not included in this table as they are employees and do not receive compensation for their services as directors. Compensation paid for the services they provide to us are reflected in the Summary Compensation Table.

(2) Each non-employee director received a cash stipend of $10,000 for each Board of Directors meeting attended in in 2023. Amounts do not include reasonable out-of-pocket expenses (i.e., airfare, hotel, car rental, etc.) incurred by directors for which we reimburse in connection with attendance at Board of Directors and committee meetings.

(3) The amounts shown represent the aggregate grant date fair value of awards made during 2023, computed in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions used to determine the fair value of these awards, see Note 11 to the Financial Statements for the year ended December 31, 2023 included in our Form 10-K for such year. The stock awards vest annually in equal installments over a three-year period.

(4) Amount represents cash distributions received in 2023 from unvested shares of our Series A Common Stock held by each non-employee director. Amounts also include reasonable out-of-pocket expenses (i.e., airfare, hotel, car rental, etc.) incurred by directors for which we reimburse in connection with in person attendance at Board of Directors meetings, committee meetings and the annual holiday party.

As of December 31, 2023, our current non-employee directors held the following shares of unvested restricted stock:

Name	Shares
Jennifer A. Barnes	63,406
David T. Bruen	73,883
James R. Durfey	92,524
Tracie Hager	22,401

As of December 31, 2023, our current non-employee directors held the following Series A Warrants they received on unvested restricted stock in January 2022:

Name	Shares
Jennifer A. Barnes	22,541
David T. Bruen	21,881
James R. Durfey	30,481
Tracie Hager	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	I
Equity compensation plans approved by security holders	-	-	1,507,987

Equity compensation plans not approved by security holders	-	-	693,907

Total	-	-	2,201,894	(1)

(1)	Of these securities, as of December 31, 2023, (i) 1,507,987 shares of common stock remain available for future issuance under the 2017 Incentive Award Plan, and (ii) 693,907 shares of common stock remain available for future issuance under the 1999 Plan.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information as of March 31, 2024, relating to the beneficial ownership of shares of our common stock by (1) each director and named executive officer named in the Summary Compensation Table, (2) all executive officers and directors as a group as of March 31, 2024, and (3) 5% or greater holders. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. The address of each person is c/o Presidio Property Trust, Inc., 4995 Murphy Canyon Road, Suite 300, San Diego, California 92123 unless otherwise indicated herein.

	Number of		% of Total
	Shares of		Outstanding
Directors and Officers	Common Stock		Shares (1)
Jennifer A. Barnes	106,867	(2)	*	%
David T. Bruen	120,868	(3)	*	%
James R. Durfey	143,925	(4)	*	%
Tracie Hager	43,321	(5)	*	%
Jack K. Heilbron	1,211,897	(6)	8.0]	%
Steve Hightower	110,867	(7)	*	%
Gary M. Katz	833,969	(8)	5.5%
All current directors and executive officers as a group (8 people) (10)	2,842,523		18.8%
5% or greater stockholders

Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, New York 10022	1,457,261	(11)	9.99%

*	Less than 1%.

(1)	Based on 14,463,802 shares of common stock of the Company issued and outstanding as of April 23, 2024.

(2)	Includes 45,371 shares of unvested stock and 22,541 shares of Series A Common Stock issuable upon exercise of outstanding warrants.

(3)	Includes 38,254 shares of unvested stock and 21,881 shares of Series A Common Stock issuable upon exercise of outstanding warrants. .

(4)	Includes 48,669 shares of unvested stock and 30,481 shares of Series A Common Stock issuable upon exercise of outstanding warrants.

(5)	Includes 35,854 shares of unvested stock.

(6)	Includes (i) 11,755 shares held by Puppy Toes, Inc. and its subsidiaries (including Centurion Counsel, Inc.), of which Mr. Heilbron is the controlling shareholder, (ii) 10,007 shares held by Mr. Heilbron’s spouse, (iii) 600 shares held by or for the benefit of Mr. Heilbron’s grandchildren, (iv) 403,616 shares of unvested stock, (v) 79,552 shares held by Centurion Counsel, Inc. on behalf of various account holders that Mr. Heilbron holds certain voting rights and (vi) 329,888 shares issuable upon exercise of outstanding warrants.

(7)	Includes 49,141 shares of unvested stock and 35,102 shares of Series A Common Stock issuable upon exercise of outstanding warrants.

(8)	Includes 509,149 shares of unvested stock and 158,958 shares of Series A Common Stock issuable upon exercise of outstanding warrants.

(9)	Includes 212,666 shares of unvested stock and 27,431 shares of Series A Common Stock issuable upon exercise of outstanding warrants.

(10)	Includes Ed Bentzen, our Chief Financial Officer, who we do not consider a named executive officer.

(11)	Armistice Capital LLC owns warrants to purchase 2,000,000 shares with a 9.99% beneficial ownership blocker. In a Schedule 13G/A filed on February 14, 2024 by Armistice Capital LLC and Steven Boyd these persons indicated shared voting and dispositive power over 1,457,261 shares of Series A Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Audit Committee reviews and approves all related party transactions that management has determined are required to be disclosed in the audited financial statements.

In the last two fiscal years, there have been no transactions in which the Company was or is to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer, holder of more than 5% of the Company’s common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest except as set forth below.

During the years ended December 31, 2023 and 2022, the Company leased portions of its corporate headquarters to Puppy Toes, Inc., a company owned by the Chief Executive Officer and his wife, and to Centurion Counsel, Inc., which is owned by Puppy Toes, Inc. Rent billed to these entities by the Company totaled $10,752 in both years ended December 31, 2023 and 2022.

Additionally, we received full reimbursement for certain payroll services provided by our employees to Centurion Counsel, Inc. and Puppy Toes, Inc. during the years ended December 31, 2023 and 2022, which totaled approximately $154,895 and $143,984, respectively. These reimbursements were at cost and were not marked up or discounted. As of December 31, 2023 and 2022, we had a reimbursement receivable balance of approximately $52,879 and $12,967, which were paid in full during January 2024 and January 2023, respectively.

See “Item 10. Directors, Executive Officers and Corporate Governance; Board Independence” above for a discussion regarding the independence of the members of our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees of Independent Registered Public Accounting Firm

The following table presents fees for professional services rendered by Baker Tilly US, LLP, for fiscal years 2023 and 2022:

	2023	2022
Audit fees[1]	$203,770	$276,880
Audit-related fees[2]	$36,185	5,000
Tax fees	$179,895	125,843
Total fees	$419,850	$407,723

[1]	Audit fees represent aggregate fees billed for professional services in connection with our annual audit of our consolidated financial statements and reviews of our quarterly reports on Form 10-Q.

[2]	Audit-related fees represent fees for assurance and related services reasonably related to the audit and/or review of financial statements, such as audits required in connection with property acquisitions, certain additional services associated with accessing the capital markets, including reviewing registration statements and amendments thereto, the issuance and preparation of comfort letters and consents, and/or other accounting-related services.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that it generally must pre-approve all audit and non-audit services to be performed by the Company’s independent registered public accounting firm before the firm is engaged to perform the services. The Audit Committee reviews and approves these fees in advance, taking into consideration the quality and timing of service and the competitiveness of the fees charged. The Audit Committee believes that audit independence has not been impaired as a result of the non-audit services provided, if any.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements - the following documents were included in the Original Report.

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2023 and 2022
●	Consolidated Statements of Operations for the years ended December 31, 2023 and 2022
●	Consolidated Statements of Equity for the years ended December 31, 2023 and 2022
●	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
●	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules - the following documents are were included in the Original Report.

●	Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization as of December 31, 2023

All other financial statement schedules have been omitted for the reason that the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(3) Exhibits - an index to the Exhibits as filed as part of this Amendment is set forth below.

Number	Description

3.1	Articles of Merger filed with the Maryland State Department of Assessments and Taxation and the California Secretary of State on August 4, 2010 (incorporated by reference to Exhibit 3.03 of the Company’s Current Report on Form 8-K filed on August 10, 2010).

3.2	Articles of Amendment and Restatement of the Articles of Incorporation, dated as of July 30, 2010 (incorporated by reference to Exhibit 3.01 of the Company’s Current Report on Form 8-K filed on August 10, 2010).

3.3	Articles Supplementary filed on August 4, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 8, 2014).

3.4	Articles of Amendment of Presidio Property Trust, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 19, 2017).

3.5	Articles Supplementary classifying and designating the Series C Common Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on July 31, 2020).

3.6	Articles of Amendment effecting the reverse stock split (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 31, 2020).

3.7	Articles Supplementary classifying and designating 805,000 shares of the Series D Preferred Stock (incorporated by reference to the Company’s Form 8-A12B filed on June 9, 2021).

3.8	Articles Supplementary classifying and designating an additional 115,000 shares of the Series D Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on June 15, 2021).

3.9	Second Amended and Restated Bylaws of Presidio Property Trust, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on October 19, 2017).

3.10	Articles Supplementary relating to election to be subject to Section 3-803 of the Maryland General Corporation Law (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 22, 2024).

4.1	Form of Series A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 10-12B filed on May 6, 2008).

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K filed on March 30, 2022).

4.3	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-11 filed on November 9, 2021).

4.6	Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-11 filed on November 9, 2021).

10.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form 10-12B filed on May 6, 2008).

10.2	Purchase and Sale Agreement and Joint Escrow Instructions among NetREIT Highland, LLC, NetREIT Joshua, LLC, NetREIT Casa Grande, LP, NetREIT Sunrise, LLC, NetREIT, Inc. and Sparky’s Storage 18 (CA) LP, dated as of February 6, 2015; as amended by the First Amendment dated February 25, 2015, and the Second Amendment dated April 2, 2015 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.3+	Amended and Restated Presidio Property Trust, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit B of the Company’s Proxy Statement filed on April 17, 2023).

10.4+	Form of Restricted Stock Agreement under 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-11/A filed on January 17, 2018).

10.5	Form of Placement Agency Agreement, dated as of July 12, 2021, by and between the Company and the Placement Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

10.6	Form of Securities Purchase Agreement, dated as of July 12, 2021, by and between the Company and the Purchaser (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

10.7	At-The-Market Offering Agreement dated November 8, 2021, by and between Presidio Property Trust, Inc. and The Benchmark Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 9, 2021).

10.8	Ninth Amendment to Loan Agreement signed August 19, 2021 (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on August 25, 2021).

10.9	Loan Agreement dated February 26, 2016, together with Second Amendment to Loan Agreement dated as of June 29, 2016, Third Amendment to Loan Agreement dated as of April 11, 2017, Joinder and Fourth Amendment to Loan Agreement dated as of February 20, 2018, Fifth Amendment to Loan Agreement dated as of April 11, 2018, Joinder and Sixth Amendment to Loan Agreement dated as of April 11, 2019, Joinder and Seventh Amendment to Loan Agreement dated as May 22, 2020 and Eighth Amendment to Loan Agreement dated as of June 26, 2020 (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on August 25, 2021).

10.10	Form of Indemnification Agreement entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-11 filed on September 18, 2017).

10.11	Tenth Amendment to Loan Agreement signed October 12, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 14, 2022).

10.12	Tenth Amendment to Guaranty Agreement signed October 12, 2022 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 14, 2022).

10.13+	Employment agreement with Jack Heilbron (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 5, 2024)

10.14+	Employment agreement with Ed Bentzen (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 9, 2024)

10.15+	Employment agreement with Gary Katz (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 9, 2024)

10.16+	Employment agreement with Steven Hightower (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 9, 2024)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K filed on March 30, 2021).

21.1	Subsidiaries of the Registrant.(incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed on April 16, 2024)

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K filed on April 16, 2024)

31.1*	Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K/A filed on April 17, 2024)

97.1	Clawback Policy of the Company (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed on April 16, 2024)

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH#	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

∗	Filed herewith

+	Denotes a compensatory plan or arrangement

#	Previously filed

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack K. Heilbron	Director, Chairman of the Board and Chief Executive Officer	April 26, 2024
Jack K. Heilbron	(Principal Executive Officer)

/s/ Ed Bentzen	Chief Financial Officer	April 26, 2024
Ed Bentzen

/s/ Steven Hightower	Director	April 26, 2024.
Steven Hightower

/s/ Jennifer A. Barnes	Director	April 26, 2024
Jennifer A. Barnes

/s/ David T. Bruen	Director	April 26, 2024
David T. Bruen

/s/ James R. Durfey	Director	April 26, 2024
James R. Durfey

/s/ Tracie Hager	Director	April 26, 2024
Tracie Hager

