Form 10-Q
period 2024-03-31
Presidio Property Trust, Inc.
filed 2024-05-14
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

At May 13, 2024, registrant had issued and outstanding 14,463,802 shares of its Series A Common Stock, $0.01 par value per share.

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

•	actions of activist stockholders may cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business; and

•	the other risks and uncertainties discussed in Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2023, filed with the SEC on April 16, 2024.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$19,716,839	$21,660,644
Buildings and improvements	126,800,920	133,829,416
Tenant improvements	18,695,226	17,820,948
Lease intangibles	3,776,654	4,110,139
Real estate assets and lease intangibles held for investment, cost	168,989,639	177,421,147
Accumulated depreciation and amortization	(38,983,073)	(38,725,356)
Real estate assets and lease intangibles held for investment, net	130,006,566	138,695,791
Real estate assets held for sale, net	5,254,952	5,459,993
Real estate assets, net	135,261,518	144,155,784
Other assets:
Cash, cash equivalents and restricted cash	7,159,432	6,510,428
Deferred leasing costs, net	1,563,551	1,657,055
Goodwill	1,574,000	1,574,000
Investment in Conduit Pharmaceuticals marketable securities (see Notes 2 & 9)	14,457,288	18,318,521
Deferred tax asset	346,762	346,762
Other assets, net (see Note 6)	3,115,782	3,400,088
Total other assets	28,216,815	31,806,854
TOTAL ASSETS	$163,478,333	$175,962,638
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$98,599,984	$103,685,444
Mortgage notes payable related to properties held for sale, net	3,692,713	4,027,829
Mortgage notes payable, total net	102,292,697	107,713,273
Accounts payable and accrued liabilities	4,076,683	4,792,034
Accrued real estate taxes	1,252,289	1,953,087
Dividends payable	174,011	174,011
Lease liability, net	8,090	16,086
Below-market leases, net	12,022	13,266
Total liabilities	107,815,792	114,661,757
Equity:
Series D Preferred Stock, $0.01 par value per share; 1,000,000 shares authorized; 890,946 shares issued and outstanding (liquidation preference $25.00 per share) as of March 31, 2024 and 890,946 shares issued and outstanding as of December 31, 2023	8,909	8,909
Series A Common Stock, $0.01 par value per share, shares authorized: 100,000,000; 12,429,139 shares and 12,265,061 shares were issued and outstanding at March 31, 2024 and December 31, 2023, respectively	124,291	122,651
Additional paid-in capital	182,533,423	182,310,219
Dividends and accumulated losses	(137,272,480)	(131,508,785)
Total stockholders' equity before noncontrolling interest	45,394,143	50,932,994
Noncontrolling interest	10,268,398	10,367,887
Total equity	55,662,541	61,300,881
TOTAL LIABILITIES AND EQUITY	$163,478,333	$175,962,638

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenues:
Rental income	$4,419,106	$3,942,053
Fees and other income	370,955	179,438
Total revenue	4,790,061	4,121,491
Costs and expenses:
Rental operating costs	1,563,577	1,574,990
General and administrative	2,084,450	1,964,620
Depreciation and amortization	1,351,018	1,333,574
Impairment of real estate assets	95,548	—
Total costs and expenses	5,094,593	4,873,184
Other income (expense):
Interest expense - mortgage notes	(1,515,206)	(867,767)
Interest and other income, net	4,646	742,117
Gain on sales of real estate, net	2,018,095	417,337
Loss on Conduit Pharmaceuticals marketable securities (see footnote 9)	(3,861,233)	—
Income expense	(79,565)	(148,453)
Total other (expense) income, net	(3,433,263)	143,234
Net loss	(3,737,795)	(608,459)
Less: Income attributable to noncontrolling interests	(1,503,868)	(387,081)
Net loss attributable to Presidio Property Trust, Inc. stockholders	$(5,241,663)	$(995,540)
Less: Preferred Stock Series D dividends	(522,032)	(535,448)
Net loss attributable to Presidio Property Trust, Inc. common stockholders	$(5,763,695)	$(1,530,988)

Net loss per share attributable to Presidio Property Trust, Inc. common stockholders:
Basic & Diluted	$(0.47)	$(0.13)

Weighted average number of common shares outstanding - basic & dilutive	12,293,190	11,834,656

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2023	890,946	$8,909	12,265,061	$122,651	$182,310,219	$(131,508,785)	$50,932,994	$10,367,887	$61,300,881
Net (loss) income	—	—	—	—	—	(5,241,663)	(5,241,663)	1,503,868	(3,737,795)
Dividends to Series D preferred stockholders	—	—	—	—	—	(522,032)	(522,032)	—	(522,032)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(1,603,357)	(1,603,357)
Vesting of Common Stock	—	—	164,078	1,640	223,204	—	224,844	—	224,844
Balance, March 31, 2024	890,946	$8,909	12,429,139	$124,291	$182,533,423	$(137,272,480)	$45,394,143	$10,268,398	$55,662,541

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2022	913,987	$9,140	11,807,893	$118,079	$182,044,157	$(138,341,750)	$43,829,626	$9,013,446	$52,843,072
Net (loss) income	—	—	—	—	—	(995,540)	(995,540)	387,081	(608,459)
Dividends paid to Series A common stockholders	—	—	—	—	—	(287,655)	(287,655)	—	(287,655)
Dividends to Series D preferred stockholders	—	—	—	—	—	(535,448)	(535,448)	—	(535,448)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(518,642)	(518,642)
Remeasurement of SPAC shares to redemption value	—	—	—	—	(158,900)	—	(158,900)	—	(158,900)
Accrued excise tax on SPAC redemptions	—	—	—	—	(1,140,683)	—	(1,140,683)	—	(1,140,683)
Repurchase of Series D preferred stock, at cost	(386)	(4)	—	—	(6,943)	—	(6,947)	—	(6,947)
Vesting of Common Stock	—	—	27,371	274	28,466	—	28,740	—	28,740
Balance, March 31, 2023	913,601	$9,136	11,835,264	$118,353	$180,766,097	$(140,160,393)	$40,733,193	$8,881,885	$49,615,078

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,737,795)	$(608,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,351,018	1,333,574
Stock compensation	541,921	260,845
Bad debt expense	—	54,493
Gain on sale of real estate assets, net	(2,018,095)	(417,337)
Net change in Conduit Pharmaceuticals fair value marketable securities	3,861,233	(72,738)
Net change in fair value marketable securities	560	—
Net change in fair value SPAC Trust Account	—	(664,232)
Impairment of real estate assets	95,548	—
Amortization of financing costs	90,080	72,879
Amortization of below-market leases	(1,244)	(1,243)
Straight-line rent adjustment	(91,806)	(157,194)
Changes in operating assets and liabilities:
Other assets	347,695	219,199
Accounts payable and accrued liabilities	(872,512)	(764,077)
Accounts payable and accrued liabilities for the SPAC	—	(137,300)
Accrued real estate taxes	(700,798)	(746,539)
Net cash used in operating activities	(1,134,195)	(1,628,129)
Cash flows from investing activities:
Real estate acquisitions	(2,238,497)	(5,039,455)
Additions to buildings and tenant improvements	(1,032,447)	(597,873)
Investment in marketable securities	—	(1,586,042)
Proceeds from sale of marketable securities	44,602	1,437,717
Investment of SPAC IPO proceeds into Trust Account	—	(155,403)
Withdrawals from Trust Account for SPAC taxes	—	200,050
Withdrawals from Trust Account for Redemption of SPAC Shares	—	113,831,930
Deletions / (additions) to deferred leasing costs	1,936	1,936
Proceeds from sales of real estate, net	12,642,264	1,458,822
Net cash provided by investing activities	9,417,858	109,551,682
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	2,367,949	3,518,981
Repayment of mortgage notes payable	(7,860,474)	(886,707)
Payment of deferred offering costs	(16,745)	—
Distributions to noncontrolling interests, net	(1,603,357)	(518,642)
Redemption of SPAC shares	—	(113,831,930)
Repurchase of Series D Preferred Stock, at cost	—	(6,947)
Dividends paid to Series D Preferred Stockholders	(522,032)	(535,448)
Dividends paid to Series A Common Stockholders	—	(287,655)
Net cash used in financing activities	(7,634,659)	(112,548,348)
Net change in cash, cash equivalents and restricted cash	649,004	(4,624,795)
Cash, cash equivalents and restricted cash - beginning of period	6,510,428	16,516,725
Cash, cash equivalents and restricted cash - end of period	$7,159,432	$11,891,930
Supplemental disclosure of cash flow information:
Interest paid-mortgage notes payable	$1,432,639	$1,119,189
Non-cash financing activities:
Deferred offering cost SPAC, underwriting commission payable	$—	$4,628,750
Accrued excise tax on January 24, 2023 SPAC redemptions	$—	$1,140,683
Dividends payable - Preferred Stock Series D	$174,011	$178,435

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2024

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

The Company or one of its affiliates operates the following partnerships during the periods covered by these condensed consolidated financial statements:

•	The Company is the sole general partner and limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), both of which, at March 31, 2024, had ownership interests in an entity that owns income producing real estate. The Company refers to these entities collectively as the "NetREIT Partnerships".

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

Short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders. Future principal payments due on mortgage notes payables, during the next three quarters of 2024, total approximately $17.0 million, of which $7.0 million is related to model home properties. Management expects certain model home properties can be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes can be refinanced, as the Company has historically been able to do in the past. Additional principal payments will be made with cash flows from ongoing operations.

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

The Company served as the sponsor of the former special purpose acquisition company Murphy Canyon Acquisition Corp. ("Murphy Canyon" or the “SPAC”) since its creation in October 2021 and certain officers and directors of the Company also served as officers and directors of the SPAC.  On September 22, 2023, Murphy Canyon completed its business combination with Conduit Pharmaceuticals Limited (“Conduit Pharma”) and changed its name to Conduit Pharmaceuticals Inc. (“Conduit”).  Immediately prior to the business combination the Company owned approximately 65% of the SPAC’s outstanding common stock.  Upon consummation of the business combination, the SPAC’s shares of Class B common stock were converted into shares of its Class A common stock and the shares of Class A common stock were then reclassified as a single class of Conduit common stock. As a result of the business combination, the Company was issued (i) 3,306,250 shares of Conduit’s common stock due to the conversion of the shares of the SPAC’s Class B common stock into shares of the SPAC’s Class A common stock and then reclassification into shares of Conduit common stock, (ii) 754,000 shares of Conduit common stock, which prior to the business combination were shares of the SPAC’s Class A common stock and (iii) private warrants to purchase 754,000 shares of Conduit common stock, which prior to the business combination were warrants to purchase 754,000 shares of the SPAC’s Class A common stock. Also in the business combination, shareholders and debtholders of Conduit Pharma were issued 65,000,000 shares of Conduit common stock.  Immediately following the consummation of the business combination, the Company transferred 45,000 shares of Conduit common stock and warrants to purchase 45,000 shares of Conduit common stock to the SPAC’s independent directors as compensation for their services. As a result, the Company owned approximately 6.5% of Conduit following the consummation of the business combination. In connection with the business combination, the Company’s officers and directors who also served as officers and directors of the SPAC resigned from the SPAC, with the exception of the Company’s former Chief Financial Officer who resigned from the Company.

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in the 2024 Annual Report. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s 2024 Annual Report.

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position as of March 31, 2024, and  December 31, 2023, as well as results of our operations, and cash flows as of, and for the three months ended March 31, 2024 and 2023, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, due to real estate market fluctuations, available mortgage lending rates and other unknown factors. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 2024 Annual Report. The consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements included in the 2024 Annual Report.

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

The condensed consolidated financial statements also include the accounts of (a) Murphy Canyon up until September 22, 2023, when it completed its business combination.  Murphy Canyon was a special purpose acquisition company ("SPAC") for which we served as the financial sponsor (as described herein), and which was deemed to be controlled by us as a result of our 65% equity ownership stake, the overlap of three of our executive officers as executive officers of Murphy Canyon, and significant influence that we exercised over the funding and acquisition of new operations for an initial business combination (see Note 2, Variable Interest Entity). All intercompany balances, prior to deconsolidation and loss of control on September 22, 2023, have been eliminated in consolidation.

The Company classifies the noncontrolling interests in the NetREIT Partnerships as part of consolidated net (loss) income in 2024 and 2023 and has included the accumulated amount of noncontrolling interests as part of equity since inception in February 2010. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interest will be remeasured, with the gain or loss reported in the consolidated statements of operations. Management has evaluated the noncontrolling interests and determined that they do not contain any redemption features.

Use of Estimates. The consolidated financial statements were prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the allocation of purchase price paid for property acquisitions between the components of land, building and intangible assets acquired including their useful lives; valuation of long-lived assets, and the allowance for doubtful accounts, which is based on an evaluation of the tenants’ ability to pay. Actual results could differ from those estimates.

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

The value attributable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net increase in rental income of approximately $1,200 in each period for the three months ended March 31, 2024 and for the three months ended March 31, 2023.

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

The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third-party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $4,382 during each period for the three months ended March 31, 2024 and for the three months ended March 31, 2023.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third-party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At March 31, 2024 and  December 31, 2023, the Company had net deferred leasing costs of approximately $1.6 million and $1.7 million, respectively. Total amortization expense for the three months ended March 31, 2024, was approximately $124,822. Total amortization expense for the three months ended March 31, 2023, was approximately $105,821.

Cash Equivalents and Restricted Cash. At March 31, 2024 and December 31, 2023, we had approximately $7.2 million and $6.5 million in cash, cash equivalents and restricted cash, respectively, of which approximately $3.1 million and $3.7 million represented restricted cash, respectively.  The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds and short-term bonds. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At March 31, 2024 and  December 31, 2023, the Company had approximately $1.8 million and $0.7 million, respectively, in deposits in financial institutions that exceeded the federally insurable limits. Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are for payment of property taxes, insurance, leasing costs and capital expenditures.

Real Estate Held for Sale and Discontinued Operations. We generally reclassify assets to "held for sale" when the disposition has been approved, it is available for immediate sale in its present condition, we are actively seeking a buyer, and the disposition is considered probable within one year.  Additionally, real estate sold during the current period is classified as “real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Mortgage notes payable related to the real estate sold during the current period are classified as “notes payable related to real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Additionally, we record the operating results related to real estate that has been disposed of as discontinued operations for all periods presented if the operations have been eliminated and represent a strategic shift and we will not have any significant continuing involvement in the operations of the property following the sale.  As of March 31, 2024, no commercial property met the criteria to be classified as "held for sale" and 11 model homes were classified as held for sale.

Deferred Offering Costs. Deferred offering costs represent legal, accounting and other direct costs related to our offerings. As of March 31, 2024 and December 31, 2023, we have incurred approximately $21,750 and $5,000, respectively, in deferred offering costs as of the end of each period related to our registration statement on Form S-3.

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

We review the carrying value of each of our real estate properties regularly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three months ended  March 31, 2024, we recognized a non-cash impairment charge of approximately $0.1 million, related to four model homes, three of which already had an impairment as of December 31, 2023.

The new impairment charges for the four model homes reflects the estimated sales prices for these specific model homes in April and May 2024 as a result of an abnormally short hold period, less than two years, on model homes purchased in 2022.  The builder changed their product style in the neighborhoods where these model homes are located, in Texas, after we had purchased the homes.  We do not believe these losses are indicative of our overall model home portfolio.  As noted below in footnote 3 - Recent Real Estate Transactions, during the three months ended  March 31, 2024 we sold 27 model homes for approximately $12.6 million and the Company recognized a net gain of approximately $2.0 million.  We expect to record a net gain on model home sales in the second quarter of 2024 as well. The Company did not recognize a non-cash impairment to our real estate assets during the three months ended March 31, 2023.

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

Additionally, in an inactive market, a market price quoted from an independent third-party may rely more on models with inputs based on information available only to that independent third-party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. As of March 31, 2024, we did not hold any marketable securities, excluding our investments in Conduit's common stock and common stock warrants.  As of  December 31, 2023, our marketable securities (excluding our investments in Conduit's common stock and common stock warrants), held at a third party broker, presented on the consolidated balance sheets within other assets were measured at fair value using Level 1 market prices and totaled approximately $45,149, with a cost basis of approximately  $40,315. Our investments in Conduit's common stock and common stock warrants presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $14.5 million and $18.3 million as of March 31, 2024 and December 31, 2023, respectively, with a cost basis of approximately $7.5 million.  The Company entered into a lock-up agreement with Conduit regarding certain of the common stock held by the Company, for 180 days from the closing of the business combination which ended March 20, 2024.  There were no financial liabilities measured at fair value as of March 31, 2024 and December 31, 2023.

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

	For the Three Months Ended March 31,
	2024	2023

Common Stock Warrants	2,000,000	2,000,000
Placement Agent Warrants	80,000	80,000
Series A Warrants	14,450,069	14,450,069
Unvested Common Stock Grants	2,034,663	1,239,935

Total potentially dilutive shares	18,564,732	17,770,004

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

Shares Subject to Possible Redemption. Given that the shares of Murphy Canyon Class A common stock issued to investors in its IPO were issued with other freestanding instruments (i.e., public warrants which were classified as permanent equity as described below), the proceeds and initial carrying value of the Class A common stock classified as temporary equity was allocated in accordance with ASC 470-20. The Murphy Canyon Class A common stock was subject to ASC 480-10-S99. In addition, because it was probable that the equity instrument would become redeemable, we had the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it became probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occurred and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We elected to recognize the accretion resulting from changes in redemption value immediately during the three months ended March 31, 2022, and every quarter since then, until September 22, 2023 as noted above.  See Note 9 Commitments and Contingencies for additional details regarding Murphy Canyon.

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

For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance.  The Company has adopted this guidance during the three months ended September 30, 2023.

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

3. RECENT REAL ESTATE TRANSACTIONS

Acquisitions during the three months ended March 31, 2024:

•	The Company acquired five model homes for approximately $2.2 million. The purchase price was paid through cash payments of approximately $0.6 million and mortgage notes of approximately $1.6 million.

Acquisitions during the three months ended March 31, 2023:

•	The Company acquired nine model homes for approximately $5.0 million. The purchase price was paid through cash payments of approximately $1.5 million and mortgage notes of approximately $3.5 million.

Dispositions during the three months ended March 31, 2024:

•	The Company sold 27 model homes for approximately $12.6 million and recognized a gain of approximately $2.0 million.

Dispositions during the three months ended March 31, 2023:

•	The Company sold three model homes for approximately $1.6 million and recognized a gain of approximately $0.4 million.

4. REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, retail, and triple-net leased model home properties.  We have five commercial properties located in Colorado, four in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are located in five states. As of March 31, 2024, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial property (“Office/Industrial Properties”) which total approximately 758,175 rentable square feet;

•	Three retail shopping centers (“Retail Properties”) which total approximately 65,242 rentable square feet; and

•

88 model home residential properties (“Model Homes” or “Model Home Properties”), totaling approximately 268,644 square feet, leased back on a triple-net basis to homebuilders, that are owned by five affiliated limited partnerships and one wholly-owned corporation, all of which we control.

A summary of the properties owned by the Company as of March 31, 2024 and  December 31, 2023 is as follows:

	Date		Real estate assets, net
Property Name	Acquired	Location	March 31, 2024	December 31, 2023
Genesis Plaza (1)	August 2010	San Diego, CA	$7,404,287	$7,542,725
Dakota Center	May 2011	Fargo, ND	9,145,199	9,201,883
Grand Pacific Center (2)	March 2014	Bismarck, ND	8,653,056	8,274,454
Arapahoe Center	December 2014	Centennial, CO	9,540,740	9,341,991
Union Town Center	December 2014	Colorado Springs, CO	8,997,720	8,918,742
West Fargo Industrial	August 2015	Fargo, ND	6,758,522	6,819,765
300 N.P.	August 2015	Fargo, ND	2,761,756	2,774,176
Research Parkway	August 2015	Colorado Springs, CO	2,250,946	2,266,173
One Park Center (3)	August 2015	Westminster, CO	5,680,342	5,700,000
Shea Center II (4)	December 2015	Highlands Ranch, CO	19,176,601	19,367,289
Mandolin (5)	August 2021	Houston, TX	4,669,346	4,692,274
Baltimore	December 2021	Baltimore, MD	8,409,988	8,466,165
Presidio Property Trust, Inc. properties			93,448,503	93,365,637
Model Home properties (6)	2017 - 2024	AZ, FL, IL, TX, WI	41,813,015	50,790,147
Total real estate assets and lease intangibles, net			$135,261,518	$144,155,784

(1)

Genesis Plaza is owned by two tenants-in-common, each of which own 57% and 43%, respectively, and we beneficially own an aggregate of 76.4%, based on our ownership percentages of each tenant-in-common.

(2)

Grand Pacific Center, Bismarck, ND, was removed from held-for-sale after signing a major lease with KLJ Engineering on December 7, 2022 for approximately 33,296 usable square feet, a term of 122 months, and starting annualized rent of $532,736.  KLJ Engineering moved into the building during December 2023, with rent commencing on February 28, 2024.

(3)

During the year ended December 31, 2023, we recorded a $2.0 million impairment charge for One Park Center that reflects management’s revised estimate of the fair market value based on sales comparable of like property in the same geographical area as well as an evaluation of future cash flows or an executed purchase sale agreement.

(4)

On December 31, 2022, the lease for our largest tenant, Halliburton, expired.  Halliburton was located in our Shea Center II property in Colorado, and made up approximately 536,080 of our annual base rent.  Halliburton did not renew the lease and we placed approximately $1.1 million in a reserve account with our lender to cover future mortgage payments, if necessary, none of which has been used as of December 31, 2023.  Our management team is working to fill the 45,535 square foot space and has leased approximately 20% of the space to a tenant during 2023 and has reviewed various proposals for the remaining 80%. As of March 31, 2024, management is pursuing a third party tenant who fits into our long-term plans, however, there is no guarantee we will be successful in signing this new tenant.

(5)

A portion of the proceeds from the sale of Highland Court were used in like-kind exchange transactions pursued under Section 1031 of the Code for the acquisition of our Mandolin property. Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.

(6)

Includes  Model Homes listed as held for sale as of March 31, 2024 and December 31, 2023.  During the three months ended  March 31, 2024 we recorded a $0.1 million impairment charge for four model homes, three of which already had an impairment as of December 31, 2023, that reflects the estimated sales prices for these specific model homes in April and May 2024.  The short hold period, less than two years, and the builder changing their model style after we purchased the homes, contributed to the lower than expected sales price.

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	March 31, 2024			December 31, 2023
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$2,515,264	$(2,497,462)	$17,802	$2,515,264	$(2,495,016)	$20,248
Leasing costs	1,261,390	(1,246,271)	15,119	1,261,390	(1,244,335)	17,055
Above-market leases	-	-	—	333,485	(333,485)	—
	$3,776,654	$(3,743,733)	$32,921	$4,110,139	$(4,072,836)	$37,303

At  March 31, 2024, and  December 31, 2023, there were no gross lease intangible assets and accumulated amortization related to the lease intangible assets included in real estate assets held for sale.

The net value of acquired intangible liabilities was approximately $12,022 and $13,266 relating to below-market leases at  March 31, 2024 and  December 31, 2023, respectively.

Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

2024	$13,145
2025	15,669
2026	4,107
Total	$32,921

6. OTHER ASSETS

Other assets consist of the following:

	March 31,	December 31,
	2024	2023
Deferred rent receivable	$2,065,691	$1,973,887
Prepaid expenses, deposits and other	444,085	349,160
Notes receivable	316,374	316,374
Accounts receivable, net	260,015	694,869
Deferred offering costs	21,745	5,000
Right-of-use assets, net	7,872	15,649
Investment in marketable securities (not including Conduit)	-	45,149
Total other assets	$3,115,782	$3,400,088

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

As of March 31, 2024, we did not own common shares of other publicly traded REITs.  As of December 31, 2023, we owned common shares of 3 different publicly traded REITs and covered call options in zero of those same REITs.  The gross fair market value on our publicly traded REIT securities was $45,149, with covered call options totaling $0.  As of December 31, 2023, the net fair value of our publicly traded REIT securities was $45,149 based on the December 31, 2023 closing prices.

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following:

	Principal as of
	March 31,	December 31,	Loan	Interest
Mortgage note property	2024	2023	Type	Rate (1)	Maturity
Dakota Center (2) (6)	$9,133,793	$9,197,346	Fixed	4.74%	7/6/2024
Research Parkway (6)	1,573,499	1,588,742	Fixed	3.94%	1/5/2025
Arapahoe Service Center (6)	7,380,609	7,426,088	Fixed	4.34%	1/5/2025
Union Town Center (6)	7,830,479	7,870,468	Fixed	4.28%	1/5/2025
One Park Centre	6,012,959	6,043,882	Fixed	4.77%	9/5/2025
Genesis Plaza	5,906,568	5,937,251	Fixed	4.71%	9/6/2025
Shea Center II (6)	16,878,736	16,951,095	Fixed	4.92%	1/5/2026
West Fargo Industrial (3)	3,902,517	3,922,829	Fixed	6.70%	8/5/2029
Grand Pacific Center (4)	6,258,676	5,470,305	Fixed	6.35%	5/5/2033
Baltimore	5,670,000	5,670,000	Fixed	4.67%	4/6/2032
Mandolin	3,557,127	3,573,201	Fixed	4.35%	4/20/2029
Subtotal, Presidio Property Trust, Inc. Properties	$74,104,963	$73,651,207
Model Home mortgage notes (5)	28,869,418	34,815,699	Fixed		2024 - 2029
Mortgage Notes Payable	$102,974,381	$108,466,906
Unamortized loan costs	(681,684)	(753,633)
Mortgage Notes Payable, net	$102,292,697	$107,713,273

(1)	Interest rates as of March 31, 2024.
(2)

The loan on the Dakota Center matures in July 2024 and management has reached out to the lender seeking a two year extension and additional provision to change the terms, such as interest only payments and use of reserves to pay for future capital expenditures and leasing costs. The special servicer of the loan has indicated it will begin negotiations with the Company.  If we are unsuccessful in refinancing the property or changing the terms of the original loan, management would consider selling the property and paying the loan in full or surrendering the property to the current lender.

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

(4)

On May 5, 2023, the Company, through its subsidiary, refinanced the mortgage loan on our Grand Pacific Center property and entered into a construction loan related to the tenant improvement associated with the KLJ Engineering LLC lease to occupy 33,296 square feet of the building. The refinanced loan is for approximately $3.8 million, a term of 10 years, with an interest rate of 6.35%, for the first 60 months.  The interest rate is subject to reset in year five. The construction loan is for approximately $2.7 million, a term of 10 years, and will begin amortizing in year three, with an interest rate of 6.35%, for the first 60 months. The interest rate is subject to reset in year five.  As of March 31, 2024, we had drawn down approximately $2.5 million on the construction loan.

(5)

As of March 31, 2024, there were 11 model homes included as real estate assets held for sale.  Our model homes have stand-alone mortgage notes at interest rates ranging from 2.68% to 7.12% per annum as of  March 31, 2024.

(6)

These mortgage loans mature within the next twelve months and management is reviewing various options for the loan maturity, including but not limited to refinancing, restructuring and or selling these properties.  As we get closer to the loan maturity date the Company will finalize our plans.

The loan agreement between NetREIT Model, Homes, Inc. (“NRMH”) and its Lender has a covenant for a Fixed Charge Coverage Ratio (“FCCR”) as defined for NRMH as of any date that equals (a) the sum of (i) EBITDA for the period ended as of such date minus (ii) distributions for the period ended as of such date divided by (b) the sum of (i) principal payments paid for the period ended as of such date plus (ii) interest expense for period ended as of such date.  The FCCR is to be no less than 1.10 to 1.00, tested at the end of each fiscal quarter.  As of December 31, 2023, NRMH was in compliance with this covenant.  The Company and standalone subsidiaries have other various quarterly and annual reporting requirements to the individual property lenders and the Company is in compliance with all material conditions and covenants on those mortgage notes payable as of March 31, 2024.

Scheduled principal payments of mortgage notes payable were as follows as of March 31, 2024:

	Presidio Property	Model
	Trust, Inc.	Homes	Total Principal
Years ending December 31:	Notes Payable	Notes Payable	Payments
2024	$10,038,091	$7,004,803	$17,042,894
2025	28,772,939	9,762,814	38,535,753
2026	16,651,295	873,594	17,524,889
2027	294,780	387,354	682,134
2028	310,560	9,568,713	9,879,273
Thereafter	18,037,298	1,272,140	19,309,438
Total	$74,104,963	$28,869,418	$102,974,381

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

As of March 31, 2024, we had issued one promissory note to our majority owned subsidiary, Dubose Model Home Investors 202 LP, for the refinancing of one model home property in Texas, for approximately $0.3  million with an interest rate of 5.55% per annum and maturity date of August 15, 2024. This note payable and note receivable, including interest expense and interest income related to this promissory note, is eliminated through consolidation on our financial statements.

9. COMMITMENTS AND CONTINGENCIES

The Company is obligated under certain tenant leases to fund tenant improvements and the expansion of the underlying leased properties. As of March 31, 2024, approximately $1.0 million is estimated for such capital expenditures on existing properties, net of any construction financing, during the rest of the year.

On March 13, 2024, a stockholder activist group announced that it intends to file a preliminary proxy statement and accompanying WHITE universal proxy card with the Securities and Exchange Commission to be used to solicit votes for the election of director nominees at our next annual meeting of stockholders. Activist stockholder activities could adversely affect our business because responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. We have or in the future may retain the services of various professionals to advise us on activist stockholder matters, including legal, financial, strategic and communication advisors, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholders’ initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, business partners, and employees, and cause our stock price to experience periods of volatility or stagnation.   On May 9, 2024, the Company entered into a cooperation agreement with this stockholder group pursuant to which Elena Piliptchak  has been appointed to our board of directors, effective immediately, as a Class III director with a term expiring at Presidio’s 2026 Annual Meeting of Stockholders. In connection with this appointment, our board of directors has been increased from six to seven directors.  Pursuant to the agreement, the stockholder group agreed to withdraw the director nominations it had previously submitted and will support our board’s slate of directors at the 2024 Annual Meeting of Stockholders. The stockholder group has also agreed to certain customary standstill provisions and voting commitments.  We have evaluated this contingency and have determined a material loss is not probable or estimable at this time.

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

Since deconsolidating Conduit, on September 22, 2023, our investments in Conduit's common stock and common stock warrants presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $14.5 million as of March 31, 2024, with a cost basis of approximately $7.5 million.  The Company entered into a lock-up agreement with Conduit regarding certain of the common stock held by the Company, for 180 days from the closing of the business combination which ended March 20, 2024.    On March 31, 2024, our investments in Conduit's common stock ("CDT") and common stock warrants ("CDTTW") presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, which closed at $3.59 per share and $0.06 per warrant.

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

In accordance with the terms of the Series D Preferred Stock, the Series D monthly dividend has been approved by the Board of Directors through June 30, 2024 in the amount of $0.19531 per share payable on the 15th of every month to stockholders of record of Series D Preferred Stock as of the last day of the prior month.  Total dividends paid to Series D Preferred stockholders during the three months ended March 31, 2024 and 2023, were approximately $0.5 million, in each period, respectively.

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

The Company evaluated the accounting guidance in ASC 480 and ASC 815 regarding the classification of the Pre-Funded Warrant, Common Stock Warrants, and Placement Agent Warrants as equity or a liability and ultimately determined that it should be classified as permanent equity.  As of March 31, 2024, none of the Common Stock Warrants and Placement Agent Warrants have been exercised.

Stock Repurchase Program.  While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently.  On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which expired in September 2023.  In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which shall expire in November 2024. During the year ended December 31, 2023, the Company repurchased 23,041 shares of our Series D Preferred Stock at an average price of approximately $16.06 per share, including a commission of $0.035 per share, and no shares of our Series A Common Stock, for a total cost of $0.4 million for the Series D Preferred Stock. There were no stock repurchases during the three months ended March 31, 2024.  The repurchased shares will be treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost.

Cash Dividends on Common Stock. For the three months ended March 31, 2024, the Company has not declared a cash dividend. For the three months ended March 31, 2023, the Company declared and paid approximately $0.3 million in a cash dividend.  The Company intends to continue to pay dividends to our common stockholders on a quarterly basis and on a monthly basis to holders of our Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future dividends. The Company is still considering how much it may pay during the next quarter, as there was no cash dividend paid during the first quarter of 2024.  The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the three months ended March 31, 2024 and 2023.

Series A Common Stock

Quarter Ended	2024	2023
	Distributions Declared	Distributions Declared
March 31	$-	$0.022
Total	$-	$0.022

Series D Preferred Stock

Month	2024	2023
	Distributions Declared	Distributions Declared
January	$0.19531	$0.19531
February	0.19531	0.19531
March	0.19531	0.19531
Total	$0.58593	$0.58593

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

11. SHARE-BASED INCENTIVE PLAN

The Company maintains a restricted stock incentive plan for the purpose of attracting and retaining officers, employees, and non-employee board members. Share awards generally vest in equal annual installments over a three-to-ten-year period from date of issuance. Non-vested shares have voting rights and are eligible for any dividends paid on shares of common stock. The Company recognized compensation cost for these fixed awards over the service vesting period, which represents the requisite service period, using the straight-line method. Prior to our IPO, the value of non-vested shares was calculated based on the offering price of the shares in the most recent private placement offering of $20.00, adjusted for stock dividends since granted and assumed selling costs, which management believed approximated fair market value as of the date of grant. Upon our IPO, the value of non-vested shares granted is generally calculated based on the closing price of our common stock on the date of the grant.

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

A summary of the activity for the Company’s restricted stock was as follows:

Outstanding shares:	Common Shares

Balance at December 31, 2023	760,995
Granted	1,437,746
Forfeited	-
Vested	(164,078)
Balance at March 31, 2024	2,034,663

The non-vested restricted shares outstanding as of March 31, 2024, will vest over the next one to four years.

Share-based compensation expense was approximately $0.5 million and $0.3 million for the quarter ended  March 31, 2024 and  March 31, 2023, respectively. As of  March 31, 2024, future unrecognized stock compensation related to unvested shares totaled approximately $2.5 million.

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

The following tables compare the Company’s segment activity to its results of operations and financial position as of and for the three months ended March 31, 2024, and March 31, 2023:

	Three Months Ended March 31,
	2024	2023
Office/Industrial Properties:
Rental, fees and other income	$2,967,720	$2,861,998
Property and related expenses	(1,382,393)	(1,460,690)
Net operating income, as defined	1,585,327	1,401,308
Model Home Properties:
Rental, fees and other income	1,268,953	855,120
Property and related expenses	(136,778)	(30,996)
Net operating income, as defined	1,132,175	824,124
Retail Properties:
Rental, fees and other income	553,388	458,867
Property and related expenses	(139,954)	(137,798)
Net operating income, as defined	413,434	321,069
Reconciliation to net income:
Total net operating income, as defined, for reportable segments	3,130,936	2,546,501
General and administrative expenses	(2,084,450)	(1,964,620)
Depreciation and amortization	(1,351,018)	(1,333,574)
Interest expense	(1,515,206)	(867,767)
Loss on Conduit Pharmaceuticals marketable securities	(3,861,233)	—
Gain on deconsolidation of SPAC	—	—
Other income, net	4,646	742,117
Income tax expense	(79,565)	(148,453)
Gain on sale of real estate	2,018,095	417,337
Net loss	$(3,737,795)	$(608,459)

	March 31,	December 31,
Assets by Reportable Segment:	2024	2023
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$77,519,538	$77,472,724
Total assets (2)	$77,409,048	$78,140,372
Model Home Properties:
Land, buildings and improvements, net (1)	$41,813,015	$50,790,147
Total assets (2)	$43,872,416	$51,456,292
Retail Properties:
Land, buildings and improvements, net (1)	$15,918,011	$15,877,190
Total assets (2)	$16,624,792	$16,539,399
Reconciliation to Total Assets:
Total assets for reportable segments	$137,906,256	$146,136,063
Other unallocated assets:
Cash, cash equivalents and restricted cash	342,033	277,143
Other assets, net	25,230,044	29,549,432
Total Assets	$163,478,333	$175,962,638

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.

(2)

Includes land, buildings and improvements, cash, cash equivalents, and restricted cash, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	For the Three Months Ended March 31,
Capital Expenditures by Reportable Segment	2024	2023
Office/Industrial Properties:
Capital expenditures and tenant improvements, office	$884,363	$597,873
Model Home Properties:
Acquisition of operating properties, model home	2,238,497	5,039,455
Retail Properties:
Capital expenditures and tenant improvements, retail	148,084	—
Totals:
Acquisition of operating properties, net	2,238,497	5,039,455
Capital expenditures and tenant improvements	1,032,447	597,873
Total real estate investments	$3,270,944	$5,637,328

13. INCOME TAX PROVISION

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2000. As a REIT, U.S. federal income tax law generally requires us to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that we pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. We are also subject to U.S. federal, state and local income taxes on our domestic taxable REIT subsidiaries ("TRS") based on the tax jurisdictions in which they operate.

During the three months ended March 31, 2024 and 2023, we recorded a current income tax provision of $79,565 and $148,453 related to activities of our taxable REIT subsidiaries. There was a $346,762 income tax asset related to the operating activities of our TRS entities as of March 31, 2024 and December 31, 2023, as of each date respectively.

We have calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the projected full fiscal year to the TRS pretax income or loss excluding unusual or infrequently occurring discrete items for the reporting period, and have accounted for the REIT's minimum state income taxes as a discrete item  in the reporting period.

In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We are currently assessing the impact of this guidance, however, we do not expect a material impact to our consolidated financial statements.

14. RELATED PARTY

During the three months ended March 31, 2024 and 2023, the Company leased portions of its corporate headquarters to Puppy Toes, Inc., a company owned by the Chief Executive Officer and his wife, and to Centurion Counsel, Inc., which is owned by Puppy Toes, Inc.  Rent billed to these entities from the Company totaled $2,688  in both three month periods ended  March 31, 2024 and 2023, and is included in the rent paid by Presidio Property Trust to Genesis Plaza.

Additionally, we receive full payroll reimbursement for employee services provided to Centurion Counsel and Puppy Toes, Inc. during the three months ended March 31, 2024 and 2023, which totaled approximately $35,916 and $40,304, respectively. These reimbursements were at cost and were not marked up or discounted. As of March 31, 2024 and December 31, 2023, we had  reimbursement receivable balances of approximately $21,667 and $52,879, which were paid in full during May 2024 and January 2024, respectively.

15. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than disclosed below.

On April 22, 2024, the Company entered into a lockup agreement with Conduit pursuant to which the Company agreed not to transfer or sell 2,700,000 of  its 4,015,250 shares of Conduit common stock for a period of one year.  In consideration Conduit issued the Company a warrant to purchase 540,000 shares of common stock at an exercise price of $3.12 per share, which warrant has a two year term and is exercisable one year after the date of issue.

On May 9, 2024, the Company entered into a cooperation agreement with a stockholder group pursuant to which Elena Piliptchak  has been appointed to our board of directors, effective immediately, as a Class III director with a term expiring at Presidio’s 2026 Annual Meeting of Stockholders. In connection with this appointment, our board of directors has been increased from six to seven directors.  Pursuant to the agreement, the stockholder group agreed to withdraw the director nominations it had previously submitted and will support our board’s slate of directors at the 2024 Annual Meeting of Stockholders. The stockholder group has also agreed to certain customary standstill provisions and voting commitments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our 2024 Annual Report.

We may refer to the three months ended March 31, 2024, and March 31, 2023, as the “2024 Quarter” and the “2023 Quarter,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” and/or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and also of which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this 10-Q and our 2024 Annual Report on Form 10-K/A for the year ended December 31, 2023, filed with the SEC on April 16, 2024, respectively. Additional factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to, the risks associated with the ownership of real estate in general and our real estate assets in particular; the economic health of the metro regions where we conduct business; the risk of failure to enter into/and or complete contemplated acquisitions and dispositions, within the price ranges anticipated and on the terms and timing anticipated; changes in the composition of our portfolio; fluctuations in interest rates; reductions in or actual or threatened changes to the timing of federal government spending; the risks related to use of third-party providers and joint venture partners; the ability to control our operating expenses; the economic health of our tenants; the supply of competing properties; shifts away from brick and mortar stores to e-commerce; the availability and terms of financing and capital and the general volatility of securities markets; compliance with applicable laws, including those concerning the environment and access by persons with disabilities; terrorist attacks or actions and/or risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions; weather conditions, natural disasters and pandemics; ability to maintain key personnel; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2024 Annual Report. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

OVERVIEW

The Company operates as an internally managed, diversified REIT, with primary holdings in office, industrial, retail, and triple-net leased model home properties. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” The Company acquires, owns, and manages a geographically diversified portfolio of real estate assets including office, industrial, retail and model home residential properties leased to homebuilders located in the United States. As of March 31, 2024, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial property (“Office/Industrial Properties”), which total approximately 758,175 rentable square feet;

•	Three retail shopping centers (“Retail Properties”), which total approximately 65,242 rentable square feet; and

•

88 model home residential properties (“Model Homes” or “Model Home Properties”), totaling approximately 268,644 square feet, leased back on a triple-net basis to homebuilders that are owned by five affiliated limited partnerships and one wholly-owned corporation, all of which we control.

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

SIGNIFICANT TRANSACTIONS IN 2024 AND 2023

Acquisitions during the three months ended March 31, 2024

•	The Company acquired five model homes for approximately $2.2 million. The purchase price was paid through cash payments of approximately $0.6 million and mortgage notes of approximately $1.6 million.

Acquisitions during the three months ended March 31, 2023

•

The Company acquired nine model homes for approximately $5.0 million.  These acquisitions were paid for with approximately $1.5 million in cash payments and approximately $3.5 million in mortgage loans.  There were no other commercial properties acquired during this period.

Dispositions during the three months ended March 31, 2024

•	The Company sold 27 model homes for approximately $12.6 million and recognized a gain of approximately $2.0 million.

Dispositions during the three months ended March 31, 2023

•	The Company sold three model homes for approximately $1.6 million and recognized a gain of approximately $0.4 million.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as previously disclosed in our 2024 Annual Report.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED March 31, 2024 and 2023

Revenues. Total revenues were approximately $4.8 million for the three months ended March 31, 2024, compared to approximately $4.1 million for the same period in 2023.  As of March 31, 2024, we had approximately $135.3 million in net real estate assets including 88 model homes, compared to approximately $133.9 million in net real estate assets including 98 model homes at March 31, 2023.  The average number of model homes held during the three months ended March 31, 2024 and 2023 was 99 and 95, respectively. The change in revenue is directly related to the average real estate assets held during the period, new commercial real estate leases, and model home transaction fees earned by the Company during the current period.  Below is additional revenue and asset information for real estate segments as of March 31, 2024.

	% of Gross Revenue
	For the Three Months Ended March 31,
	2024	2023
Segment
Office/Industrial	62.0%	68.5%
Model Home	11.5%	11.0%
Retail	26.5%	20.5%

	% of Total Real Estate Assets as of
	March 31,	December 31,
	2024	2023
Segment
Office/Industrial	56.1%	53.5%
Model Home	12.1%	11.3%
Retail	31.8%	35.2%

Rental Operating Costs. Rental operating costs were relatively flat at $1.6 million for the three months ended March 31, 2024, compared to approximately $1.6 million for the same period in 2023. Rental operating costs as a percentage of total revenue was 32.6% and 38.2% for the three months ended March 31, 2024 and 2023, respectively.  As of March 31, 2024 our model home assets made up 31.8% of our total real estate assets, which is up from 29.6% as of March 31, 2023.  Additionally, for the three months ended March 31, 2024, our gross revenue from model home assets represented approximately 26.5% of our total revenue, compared to 20.5% for the three months ended March 31, 2023.  This percentage is expected to decrease in 2024 as a large number of model homes were sold during the three months ended March 31, 2024.  There were no acquisitions or sales of retail, office or industrial properties during the three months ended March 31, 2024; however, management may explore selling some of our commercial real estate assets over the next 12 months, which could reduce future rental income.

General and Administrative Expenses. General & Administrative (“G&A”) expenses for the three months ended March 31, 2024 and 2023 totaled approximately $2.1 million and $2.0 million, respectively. G&A expenses as a percentage of total revenue was 43.5% and 47.7% for the three months ended March 31, 2024 and 2023, respectively.  G&A expenses decreased by approximately $0.5 million related to SPAC G&A expenses consolidated during the three months ended March 31, 2023, which were not repeated during the same period in 2024.  This decrease was offset by a $0.3 million increase in stock compensation, a $0.1 million increase in consulting fee, and a $0.1 million increase in audit and tax related costs.  In the near future, we also expect to see an increase in legal and consulting fees related to Zuma Capital Management, LLC's submission of materials to the Company purporting to provide notice of its intent to nominate five individuals for election to our Board of Directors at the Company's 2024 annual meeting of stockholders and related matters.

Depreciation and Amortization. Depreciation and amortization expense was approximately $1.4 million for the three months ended March 31, 2024, compared to approximately $1.3 million for the same period in 2023.

Asset Impairments. We review the carrying value of each of our real estate properties regularly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three months ended March 31, 2024, we recognized a non-cash impairment charge of approximately $0.1 million related to four model homes, three of which already had an impairment as of December 31, 2023. The new impairment charges for the four model homes reflects the estimated sales prices for these specific model homes in April and May 2024 as a result of an abnormally short hold period, less than two years, on model homes purchased in 2022.  The builder changed their product style in the neighborhoods where these model homes are located, in Texas, after we had purchased the homes.  We do not believe these losses are indicative of our overall model home portfolio.  As noted above in Significant Transactions, during the three months ended March 31, 2024, we sold 27 model homes for approximately $12.6 million and the Company recognized a net gain of approximately $2.0 million.  We expect to record a net gain on model home sales in the second quarter of 2024 as well. The Company did not recognize a non-cash impairment to our real estate assets during the three months ended March 31, 2023.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges was approximately $1.5 million for the three months ended March 31, 2024, compared to approximately $0.9 million for the same period in 2023. The weighted average interest rate on our outstanding debt was 5.23% and 4.66% as of March 31, 2024 and 2023, respectively.  Mortgage notes payable totaled approximately $103.0 million  and $99.5 million as of March 31, 2024 and 2023, respectively.

Gain on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2024 and 2023" above for further detail.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the three months ended March 31, 2024 and 2023 totaled approximately $1.5 million and $0.4 million, respectively.

Loss on Conduit remeasurement. Our investments in Conduit's common stock and common stock warrants presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $14.5 million and $18.3 million as of March 31, 2024 and December 31, 2023, respectively, with a cost basis of approximately $7.5 million.  For the three months ended March 31, 2024, the fair value remeasure resulted in a loss on Conduit marketable securities totaling approximately $3.9 million.  As of March 31, 2024, our investments in Conduit's common stock ("CDT") and common stock warrants ("CDTTW") presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, which closed at $3.59 per share and $0.06 per warrant.

Geographic Diversification Tables

The following tables show a list of commercial properties owned by the Company grouped by state and geographic region as of March 31, 2024:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	1	57,807	7.0%	$1,499,645	13.3%
Colorado	5	324,245	39.4%	5,208,654	46.1%
Maryland	1	31,752	3.9%	724,453	6.4%
North Dakota	4	399,113	48.4%	3,513,090	31.2%
Texas	1	10,500	1.3%	342,692	3.0%
Total	12	823,417	100.0%	$11,288,534	100.0%

The following tables show a list of our Model Home properties by geographic region as of March 31, 2024:

Geographic Region	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate of Aggregate % Annual Rent
Midwest	2	6,154	2.3%	$101,904	2.8%
Southeast	4	9,875	3.7%	172,428	4.8%
Southwest	82	252,615	94.0%	3,327,756	92.4%
Total	88	268,644	100.0%	$3,602,088	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings from our model home lines of credit, the sale of our investment in Conduit Pharma, and the sale of our equity or issuance of debt securities or bonds.   Our cash and restricted cash at March 31, 2024 was approximately $7.2 million.. Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. We also are actively seeking model home investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders.  Future principal payments due on our mortgage notes payables during 2024 total approximately $17.0 million, of which approximately $7.0 million is related to model home properties.  During the next 12 months our four commercial property loans, Dakota Center, Research Parkway, Arapahoe Service Center and Union Town Center, have mortgage loans with maturity dates, totaling approximately $25.9 million.  Management has begun discussions with various lenders to either restructure, extend or refinance these loans.  Additionally, management may consider selling these properties if we are unsuccessful in extending the maturity dates or are unable to raise additional funds to pay these non-recourse loans in full.  Only the loan on Research Parkway, for $1.6 million has recourse to the Company.  Management expects certain model homes will be sold, and that the underlying mortgage notes will be paid off with sales proceeds, while other mortgage notes will be refinanced as the Company has done in the past. Additional principal payments will be made with cash flows from ongoing operations.  On December 31, 2022, the lease for our largest tenant at that time, Halliburton, expired.  Halliburton was located in our Shea Center II property in Colorado and did not renew the lease.  We placed approximately $1.1 million in a reserve account with our lender to cover future mortgage payments, if necessary, in connection with Halliburton's vacant space, none of which has been used as of  December 31, 2023. This reserve amount is included in "Cash, cash equivalents and restricted cash" on the balance sheet.  Our management team is working to fill the 45,535 square foot space and has leased approximately 20% of the space to a tenant during 2023 and has reviewed various third party proposals for the remaining 80%.  As of March 31, 2024, management is pursuing a third party tenant who fits into our long-term plans, however, there is no guarantee we will be successful in signing this new tenant.

While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently.  On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which expired in September 2023. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which shall expire in November 2024. During the year ended December 31, 2023, the Company repurchased 23,041 shares of our Series D Preferred Stock at an average price of approximately $16.06 per share, including a commission of $0.035 per share, and no shares of our Series A Common Stock, for a total cost of $0.4 million for the Series D Preferred Stock. There were no stock repurchases during the three months ended March 31, 2024 Any repurchased shares will be treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost.

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

For the three months ended March 31, 2024, the Company has not declared a cash dividend. For the three months ended March 31, 2023, the Company declared and paid approximately $0.3 million in a cash dividend.  The Company intends to continue to pay dividends to our common stockholders on a quarterly basis and on a monthly basis to holders of our Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future dividends. The Company is still considering how much it may pay during the next quarter, as there was no cash dividend paid during the first quarter of 2024.  The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the three months ended March 31, 2024 and 2023.

Series A Common Stock:

Quarter Ended	2024	2023
	Distributions Declared	Distributions Declared
March 31	$-	$0.022
Total	$-	$0.022

Series D Preferred Stock:

Month	2024	2023
	Distributions Declared	Distributions Declared
January	$0.19531	$0.19531
February	0.19531	0.19531
March	0.19531	0.19531
Total	$0.58593	$0.58593

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

Cash Equivalents and Restricted Cash

At March 31, 2024, and December 31, 2023, we had approximately $7.2 million and $6.5 million in cash equivalents, respectively, including $3.1 million and $3.7 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts, short-term bonds and cash held in bank accounts at third-party institutions. During 2024 and 2023, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $3.7 million of our cash balance is intended for capital expenditures on existing properties, net of any construction financing (some of which is held in deposits reserve accounts by our lenders) during the rest of the year. We intend to use the remainder of our existing cash and cash equivalents for asset/property acquisitions, reduction of principal debt, general corporate purposes, common stock repurchases (if market conditions are met), or dividends to our stockholders.

Secured Debt

As of March 31, 2024, all our commercial properties, except 300 N.P. which has no debt, had fixed-rate mortgage notes payable in the aggregate principal amount of  $74.1 million, collateralized by a total of  11 commercial properties with loan terms at issuance ranging from 7 to 10 years. The weighted-average interest rate on these mortgage notes payable as of March 31, 2024, was approximately 4.89%, and our debt to estimated market value for our commercial properties was approximately  61.0%.  During the next 12 months four of our commercial property loans, totaling approximately $25.9 million, will mature, with an estimated combined loan to value of approximately 58% as of March 31, 2024.

As of March 31, 2024, the Company had fixed-rate mortgage notes payable related to model homes in the aggregate principal amount of $28.9 million, excluding loans eliminated through consolidation, collateralized by a total of 87 Model Homes.  These loans generally have a term at issuance of three to five years. As of March 31, 2024, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $331,832 and 6.12%, respectively. Our debt to estimated market value on all our model home properties is approximately 61.5%, excluding any loans eliminated through consolidation.  We have been able to refinance maturing mortgages to extend maturity dates and we have not experienced any notable difficulties financing our acquisitions.  The Company anticipates that any new mortgages used to acquire commercial properties or model homes in the near future will be at rates higher than our currently weighted average interest rate. As of March 31, 2024, we had issued two promissory notes to our majority owned subsidiaries, Dubose Model Home Investors 202 LP and Dubose Model Home Investors 204 LP, for the refinancing of two model home properties in Texas and Wisconsin, for approximately $0.5 million with interest rates ranging from 3.0% to 5.55% per annum and maturity dates between August 2024 and November 2025. These notes payable and notes receivable, including interest expense and interest income related to these promissory notes, are eliminated through consolidation on our financial statements.

Cash Flow for the three months ended March 31, 2024, and March 31, 2023

Operating Activities: Net cash used in operating activities for the three months ended March 31, 2024, totaled approximately $1.1 million, as compared to cash used in operating activities of $1.6 million for the three months ended March 31, 2023. The change in net cash used in operating activities is mainly due to changes in net income, which fluctuates based on timing of receipt and payment, as well as an increase in non-cash addbacks such as straight-line rent.

Investing Activities: Net cash provided by investing activities for the three months ended March 31, 2024, was approximately $9.4 million compared to approximately $109.6 million used in investing activities during the same period in 2023. The change from each period was primarily related to the gross cash withdrawal of approximately $113.8 million during the three months ended March 31, 2023 for SPAC redemptions.  There were no similar transactions during the three months ended March 31, 2024.

Withdrawals from the trust account totaling approximately $134.9 million for Murphy Canyon during the three months ended March 31, 2023, with the proceeds from the sale of investments from Murphy Canyon's Trust account to cover redemptions of approximately $137.2 million of Murphy Canyon common stock, or 99.6% of the shares subject to possible redemption, during the three months ended March 31, 2023.  There were no similar transactions during 2024. During the three months ended March 31, 2024, real estate acquisition and additions to buildings and tenant improvements totaled approximately $3.3 million. For the three months ended March 31, 2023, the cash used in investing activities was partially offset by approximately $12.6 million of cash from real estate sales.

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

Financing Activities: Net cash used in financing activities during the three months ended March 31, 2024, was $7.6 million compared to $112.5 million provided by financing activities for the same period in 2023 and was primarily due to the following activities for the three months ended March 31, 2024:

•	Repayment of mortgage notes payable totaled approximately $7.9 million for the three months ended March 31, 2024.

•	Dividends paid to Series D Preferred Stockholders of approximately $0.5 million for the three months ended March 31, 2024.

•	Distributions to noncontrolling interest of approximately $1.6 million for the three months ended March 31, 2024.

Off-Balance Sheet Arrangements

On July 12, 2021, the Company entered into a securities purchase agreement with a single U.S. institutional investor for the purchase and sale of 1,000,000 shares of its Series A Common Stock, Common Stock Warrants to purchase up to 2,000,000 shares of Series A Common Stock and Pre-Funded Warrants to purchase up to 1,000,000 shares of Series A Common Stock. Each share of Common Stock and accompanying Common Stock Warrants were sold together at a combined offering price of $5.00, and each share of Common Stock and accompanying Pre-Funded Warrant were sold together at a combined offering price of $4.99. The Pre-Funded Warrants were exercised in full during August 2021 at a nominal exercise price of $0.01 per share. The Common Stock Warrants have an exercise price of $5.50 per share, exercisable upon issuance and will expire five years from the date of issuance.

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

Common Stock Warrants:

If all the potential Common Stock Warrants outstanding at March 31, 2024, were exercised at the price of $5.00 per share, gross proceeds to us would be approximately $10.0 million and we would as a result issue an additional 2,000,000 shares of common stock.

Placement Agent Warrants:

If all the potential Placement Agent Warrants outstanding at March 31, 2024, were exercised at the price of $6.25 per share, gross proceeds to us would be approximately $0.5 million and we would as a result issue an additional 80,000 shares of common stock.

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

Series A Warrants:

If all the potential Series A Warrants outstanding at March 31, 2024, were exercised at the price of $7.00 per share, gross proceeds to us would be approximately $101.2 million and we would as a result issue an additional 14,450,069 shares of common stock.

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

Changes in Internal Control over Financial Reporting

We are adding controls around the calculation and preparation of income tax provisions and expenses, we are engaging with third party experts, and will continually identify and monitor the taxable status of each subsidiary for annual reporting.  There were no additional changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Furthermore, we do not believe that these controls have been impacted by COVID-19 related circumstances, including remote work arrangements with our employees.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2024.

31.2

Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2024

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

Date: May 14, 2024	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

	By:	/s/ Ed Bentzen
	Name:	Ed Bentzen
	Title:	Chief Financial Officer