Form 10-Q
period 2024-06-30
Presidio Property Trust, Inc.
filed 2024-08-14
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒

At August 13, 2024, registrant had issued and outstanding 14,531,570 shares of its Series A Common Stock, $0.01 par value per share.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the federal securities laws that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report and in our other filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, financial condition, liquidity, capital resources, cash flows, results of operations and other financial and operating information. Forward-looking statements included in this report include, but are not limited to, statements regarding purchases and sales of properties, plans for financing and refinancing our properties, the adequacy of our capital resources, changes to the markets in which we operate, our business plans and strategies, and our payment of dividends. When used in this report, the words "will," "may," "believe," "anticipate," "intend," "estimate," "expect," "should," "project," "plan," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Important factors that may cause actual results to differ from projections include, but are not limited to:

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

•

the possibility that we may not comply with the continued listing requirements of the Nasdaq Capital Market ("Nasdaq"), which may result in our common stock being delisted, which could affect our common stock's market price and liquidity and reduce our ability to raise capital;

•	actions of activist stockholders may cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business; and

•	the other risks and uncertainties discussed in Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2023, filed with the SEC on April 16, 2024.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$19,409,817	$21,660,644
Buildings and improvements	126,439,142	133,829,416
Tenant improvements	18,823,656	17,820,948
Lease intangibles	3,776,654	4,110,139
Real estate assets and lease intangibles held for investment, cost	168,449,269	177,421,147
Accumulated depreciation and amortization	(39,951,401)	(38,725,356)
Real estate assets and lease intangibles held for investment, net	128,497,868	138,695,791
Real estate assets held for sale, net	2,394,363	5,459,993
Real estate assets, net	130,892,231	144,155,784
Other assets:
Cash, cash equivalents and restricted cash	8,534,881	6,510,428
Deferred leasing costs, net	1,565,169	1,657,055
Goodwill	1,574,000	1,574,000
Investment in Conduit Pharmaceuticals marketable securities (see Notes 2 & 9)	4,413,989	18,318,521
Deferred tax asset	346,762	346,762
Other assets, net (see Note 6)	3,211,251	3,400,088
Total other assets	19,646,052	31,806,854
TOTAL ASSETS	$150,538,283	$175,962,638
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$99,489,045	$103,685,444
Mortgage notes payable related to properties held for sale, net	1,636,341	4,027,829
Mortgage notes payable, total net	101,125,386	107,713,273
Accounts payable and accrued liabilities	3,501,779	4,770,845
Accrued real estate taxes	1,097,854	1,953,087
Dividends payable	195,310	174,011
Lease liability, net	-	16,086
Below-market leases, net	10,779	13,266
Total liabilities	105,931,108	114,640,568
Equity:
Series D Preferred Stock, $0.01 par value per share; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding (liquidation preference $25.00 per share) as of June 30, 2024 and 890,946 shares issued and outstanding as of December 31, 2023	10,000	8,909
Series A Common Stock, $0.01 par value per share, 100,000,000 shares authorized; 12,418,693 shares and 12,265,061 shares were issued and outstanding at June 30, 2024 and December 31, 2023, respectively	124,187	122,651
Additional paid-in capital	184,402,052	182,331,408
Dividends and accumulated losses	(149,663,851)	(131,508,785)
Total stockholders' equity before noncontrolling interest	34,872,388	50,954,183
Noncontrolling interest	9,734,787	10,367,887
Total equity	44,607,175	61,322,070
TOTAL LIABILITIES AND EQUITY	$150,538,283	$175,962,638

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Rental income	$4,262,942	$4,329,588	$8,682,049	$8,271,641
Fees and other income	323,599	214,284	694,554	393,723
Total revenue	4,586,541	4,543,872	9,376,603	8,665,364
Costs and expenses:
Rental operating costs	1,492,495	1,399,159	3,056,072	2,974,149
General and administrative	2,202,916	1,813,184	4,287,366	3,777,804
Depreciation and amortization	1,351,370	1,368,829	2,702,388	2,702,403
Impairment of real estate assets	101,245	—	196,793	—
Total costs and expenses	5,148,026	4,581,172	10,242,619	9,454,356
Other income (expense):
Interest expense - mortgage notes	(1,525,845)	(1,336,415)	(3,041,051)	(2,204,182)
Interest and other income, net	5,206	398,085	9,852	1,140,201
Gain on sales of real estate, net	811,903	1,119,952	2,829,998	1,537,289
Net change in Conduit Pharmaceuticals marketable securities (see footnote 9)	(10,027,433)	—	(13,888,667)	—
Income tax expense	(81,021)	(349,074)	(160,586)	(497,527)
Total other (expense) income, net	(10,817,190)	(167,452)	(14,250,454)	(24,219)
Net loss	(11,378,675)	(204,752)	(15,116,470)	(813,211)
Less: Income attributable to noncontrolling interests	(469,365)	(1,094,852)	(1,973,233)	(1,481,933)
Net loss attributable to Presidio Property Trust, Inc. stockholders	$(11,848,040)	$(1,299,604)	$(17,089,703)	$(2,295,144)
Less: Preferred Stock Series D dividends	(543,331)	(532,285)	(1,065,363)	(1,067,733)
Net loss attributable to Presidio Property Trust, Inc. common stockholders	$(12,391,371)	$(1,831,889)	$(18,155,066)	$(3,362,877)

Net loss per share attributable to Presidio Property Trust, Inc. common stockholders:
Basic & Diluted	$(1.00)	$(0.15)	$(1.47)	$(0.28)

Weighted average number of common shares outstanding - basic & dilutive	12,428,794	11,839,359	12,360,992	11,837,020

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2023	890,946	$8,909	12,265,061	$122,651	$182,331,408	$(131,508,785)	$50,954,183	$10,367,887	$61,322,070
Net (loss) income	—	—	—	—	—	(5,241,663)	(5,241,663)	1,503,868	(3,737,795)
Dividends to Series D preferred stockholders	—	—	—	—	—	(522,032)	(522,032)	—	(522,032)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(1,603,357)	(1,603,357)
Restricted stock-based compensation	—	—	—	—	317,077	—	317,077	—	317,077
Vesting of Common Stock	—	—	164,078	1,640	223,204	—	224,844	—	224,844
Balance, March 31, 2024	890,946	$8,909	12,429,139	$124,291	$182,871,689	$(137,272,480)	$45,732,409	$10,268,398	$56,000,807
Net (loss) income	—	—	—	—	—	(11,848,040)	(11,848,040)	469,365	(11,378,675)
Dividends to Series D preferred stockholders	—	—	—	—	—	(543,331)	(543,331)	—	(543,331)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(1,002,976)	(1,002,976)
Issuance of preferred stock Series D preferred stock, net of issuance costs	109,054	1,091	—	—	1,194,764	—	1,195,855	—	1,195,855
Restricted stock-based compensation	—	—	—	—	343,108	—	343,108	—	343,108
Repurchase of Series A Common Stock, at cost	—	—	(10,446)	(104)	(7,509)	—	(7,613)	—	(7,613)
Balance, June 30, 2024	1,000,000	$10,000	12,418,693	$124,187	$184,402,052	$(149,663,851)	$34,872,388	$9,734,787	$44,607,175

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2022	913,987	$9,140	11,807,893	$118,079	$182,122,213	$(138,341,750)	$43,907,682	$9,013,446	$52,921,128
Net (loss) income	—	—	—	—	—	(995,540)	(995,540)	387,081	(608,459)
Dividends paid to Series A common stockholders	—	—	—	—	—	(287,655)	(287,655)	—	(287,655)
Dividends to Series D preferred stockholders	—	—	—	—	—	(535,448)	(535,448)	—	(535,448)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(518,642)	(518,642)
Remeasurement of SPAC shares to redemption value	—	—	—	—	(158,900)	—	(158,900)	—	(158,900)
Accrued excise tax on SPAC redemptions	—	—	—	—	(1,140,683)	—	(1,140,683)	—	(1,140,683)
Restricted stock-based compensation					232,106		232,106	—	232,106
Repurchase of Series D preferred stock, at cost	(386)	(4)	—	—	(6,943)	—	(6,947)	—	(6,947)
Vesting of Common Stock	—	—	27,371	274	28,466	—	28,740	—	28,740
Balance, March 31, 2023	913,601	$9,136	11,835,264	$118,353	$181,076,259	$(140,160,393)	$41,043,355	$8,881,885	$49,925,240
Net (loss) income	—	—	—	—	—	(1,299,604)	(1,299,604)	1,094,852	(204,752)
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(302,496)	(302,496)	—	(302,496)
Dividends to Series D preferred stockholders	—	—	—	—	—	(532,285)	(532,285)	—	(532,285)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(1,442,668)	(1,442,668)
Remeasurement of SPAC shares to redemption value	—	—	—	—	(247,094)	—	(247,094)	—	(247,094)
Restricted stock-based compensation					228,657		228,657	—	228,657
Repurchase of Series D preferred stock, at cost	(12,226)	(122)	—	—	(204,803)	—	(204,925)	—	(204,925)
Vesting of Common Stock	—	—	14,446	144	50,855	—	50,999	—	50,999
Balance, June 30, 2023	901,375	$9,014	11,849,710	$118,497	$180,903,874	$(142,294,778)	$38,736,607	$8,534,069	$47,270,676

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(15,116,470)	$(813,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,702,388	2,702,403
Stock compensation	885,029	540,501
Bad debt expense	—	32,729
Gain on sale of real estate assets, net	(2,829,998)	(1,537,289)
Net change in Conduit Pharmaceuticals fair value marketable securities	13,888,667	—
Net change in fair value marketable securities	560	(190,327)
Net change in fair value SPAC Trust Account	—	(939,522)
Impairment of real estate assets	196,793	—
Amortization of financing costs	214,071	187,303
Amortization of below-market leases	(2,487)	(2,487)
Straight-line rent adjustment	(95,602)	(240,007)
Changes in operating assets and liabilities:
Other assets	588,866	(399,159)
Accounts payable and accrued liabilities	(1,440,070)	239,297
Accounts payable and accrued liabilities for the SPAC	—	(281,723)
Accrued real estate taxes	(855,233)	(902,217)
Net cash used in operating activities	(1,863,486)	(1,603,709)
Cash flows from investing activities:
Real estate acquisitions	(5,740,918)	(12,932,128)
Additions to buildings and tenant improvements	(1,213,936)	(1,001,836)
Investment in marketable securities	—	(1,826,458)
Proceeds from sale of marketable securities	60,467	1,951,095
Investment of SPAC IPO proceeds into Trust Account	—	(389,942)
Withdrawals from Trust Account for SPAC taxes	—	792,480
Withdrawals from Trust Account for Redemption of SPAC Shares	—	114,068,280
Deferred leasing costs	3,872	3,872
Proceeds from sales of real estate, net	20,058,923	4,590,187
Net cash provided by investing activities	13,168,408	105,255,550
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	10,663,089	12,848,849
Repayment of mortgage notes payable	(17,110,515)	(6,417,278)
Payment of deferred offering costs	(349,589)	—
Distributions to noncontrolling interests, net	(2,606,333)	(1,961,310)
Redemption of SPAC shares	—	(114,068,280)
Issuance of Series D Preferred Stock, net of offering costs	1,195,855	—
Repurchase of Series A Common Stock, at cost	(7,613)	—
Repurchase of Series D Preferred Stock, at cost	—	(211,872)
Dividends paid to Series D Preferred Stockholders	(1,065,363)	(1,067,733)
Dividends paid to Series A Common Stockholders	—	(590,151)
Net cash used in financing activities	(9,280,469)	(111,467,775)
Net change in cash, cash equivalents and restricted cash	2,024,453	(7,815,934)
Cash, cash equivalents and restricted cash - beginning of period	6,510,428	16,516,725
Cash, cash equivalents and restricted cash - end of period	$8,534,881	$8,700,791
Supplemental disclosure of cash flow information:
Interest paid-mortgage notes payable	$2,810,393	$2,351,642
Non-cash investing activities:
Private warrants from Conduit Pharmaceuticals	$156,600	$—
Non-cash financing activities:
Accrued excise tax on January 24, 2023 SPAC redemptions	$—	$1,140,683
Dividends payable - Preferred Stock Series D	$195,310	$177,145

See Notes to Condensed Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2024

1. ORGANIZATION

Organization. Presidio Property Trust, Inc. ("we", "our", "us" or the "Company") is an internally-managed real estate investment trust ("REIT"), with holdings in office, industrial, retail and model home properties. We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from "NetREIT, Inc.," to "Presidio Property Trust, Inc." Through Presidio Property Trust, Inc., its subsidiaries, and its partnerships, we own 12 commercial properties in fee interest, two of which we own as a partial interest in various affiliates, in which we serve as general partner, member and/or manager, and a special purpose acquisition company (until deconsolidation in September 2023) as noted below.

The Company or one of its affiliates operates the following partnerships during the periods covered by these condensed consolidated financial statements:

•	The Company is the sole general partner and limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), both of which, at June 30, 2024, had ownership interests in an entity that owns income producing real estate. The Company refers to these entities collectively as the "NetREIT Partnerships".

•

The Company is the general and limited partner in six limited partnerships that purchase model homes and lease them back to homebuilders as commercial tenants (Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP, Dubose Model Home Investors #204, LP, Dubose Model Home Investors #205, LP, Dubose Model Home Investors #206, LP, and Dubose Model Home Investors #207, LP). The Company refers to these entities collectively as the "Model Home Partnerships".

The Company has determined that the limited partnerships in which it owns less than 100% should be included in the Company's consolidated financial statements as the Company directs their activities and has control of such limited partnerships.

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

We, together with one of our entities, have elected to treat certain subsidiaries as a taxable REIT subsidiary (a "TRS") for federal income tax purposes. Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our commercial tenants, and holding assets that we cannot hold directly. A TRS is subject to federal and state income taxes. The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed any significant interest or penalties for tax positions by any tax jurisdictions.

Liquidity. The Company's anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings, and the sale of equity or debt securities. Future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements on our commercial buildings, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. The Company is also seeking investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. If necessary, the Company may seek other short-term liquidity alternatives, such as bridge loans, refinancing an unencumbered property or a bank line of credit depending on the credit environment.  See note 11 Stockholders' Equity for additional information on sale of securities.

Short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of existing mortgages, completing tenant improvements on our commercial buildings, paying leasing commissions, and funding dividends, if any, to stockholders. Future principal payments due on mortgage notes payables, during the next two quarters of 2024, total approximately $12.5 million, of which $2.9 million is related to model home properties. See Note 7. Mortgage Notes Payable for additional information on the Dakota Center loan that matured on  July 6, 2024. Management expects certain model home properties can be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes can be refinanced, as the Company has historically been able to do in the past. Additional principal payments will be made with cash flows from ongoing operations.

As the Company continues its operations, it may re-finance or seek additional financing. However, there can be no assurance that any such re-financing or additional financing will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans and/or certain discretionary spending, which could have a material adverse effect on the Company's ability to achieve its intended business objectives. Management believes that the combination of working capital on hand and the ability to refinance commercial and model home mortgages will fund operations through at least the next twelve months from the date of the issuance of these unaudited interim financial statements.

The Company served as the sponsor of the former special purpose acquisition company Murphy Canyon Acquisition Corp. ("Murphy Canyon" or the "SPAC") since its creation in October 2021 and certain officers and directors of the Company also served as officers and directors of the SPAC. On September 22, 2023, Murphy Canyon completed its business combination with Conduit Pharmaceuticals Limited ("Conduit Pharma") and changed its name to Conduit Pharmaceuticals Inc. ("Conduit"). Immediately prior to the business combination, the Company owned approximately 65% of the SPAC's outstanding common stock. Upon consummation of the business combination, the SPAC's shares of Class B common stock were converted into shares of its Class A common stock and the shares of Class A common stock were then reclassified as a single class of Conduit common stock. As a result of the business combination, the Company was issued (i) 3,306,250 shares of Conduit's common stock due to the conversion of the shares of the SPAC's Class B common stock into shares of the SPAC's Class A common stock and then reclassification into shares of Conduit common stock, (ii) 754,000 shares of Conduit common stock, which prior to the business combination were shares of the SPAC's Class A common stock and (iii) private warrants to purchase 754,000 shares of Conduit common stock, which prior to the business combination were warrants to purchase 754,000 shares of the SPAC's Class A common stock. Also in the business combination, shareholders and debtholders of Conduit Pharma were issued 65,000,000 shares of Conduit common stock. Immediately following the consummation of the business combination, the Company transferred 45,000 shares of Conduit common stock and warrants to purchase 45,000 shares of Conduit common stock to the SPAC's independent directors as compensation for their services. As a result, the Company owned approximately 6.5% of Conduit following the consummation of the business combination. In connection with the business combination, the Company's officers and directors who also served as officers and directors of the SPAC resigned from the SPAC, with the exception of the Company's former Chief Financial Officer who resigned from the Company.  See Note 9. Investment in Conduit Pharmaceuticals for additional information.

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in the 2024 Annual Report. For further information about the Company’s accounting policies, refer to the Company’s condensed consolidated financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s 2024 Annual Report.

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position as of June 30, 2024, and  December 31, 2023, as well as results of our operations, and cash flows as of, and for the three and six months ended June 30, 2024 and 2023, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, due to real estate market fluctuations, available mortgage lending rates and other unknown factors. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 2024 Annual Report. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements included in the 2024 Annual Report.

Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of Presidio Property Trust, Inc. and its subsidiaries, NetREIT Advisors, LLC and Dubose Advisors LLC (collectively, the “Advisors”), and NetREIT Dubose Model Home REIT, Inc. The condensed consolidated financial statements also include the results of the NetREIT Partnerships and the Model Home Partnerships.  As used herein, references to the “Company” include references to Presidio Property Trust, Inc., its subsidiaries, and the partnerships. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company classifies the noncontrolling interests in the NetREIT Partnerships as part of condensed consolidated net (loss) income in 2024 and 2023 and has included the accumulated amount of noncontrolling interests as part of equity since inception in February 2010. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interest will be remeasured, with the gain or loss reported in the condensed consolidated statements of operations. Management has evaluated the noncontrolling interests and determined that they do not contain any redemption features.

Use of Estimates. The condensed consolidated financial statements were prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates include, private warrants, the allocation of purchase price paid for property acquisitions between the components of land, building and intangible assets acquired including their useful lives; valuation of long-lived assets, and the allowance for doubtful accounts, which is based on an evaluation of the tenants’ ability to pay. Actual results could differ from those estimates.

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

The value attributable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net increase in rental income of approximately $1,244 and $2,487 in each period for the three and six months ended June 30, 2024 and for the three and six months ended June 30, 2023.

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

The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third-party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $4,382 and $8,763 during each period for the three and six months ended June 30, 2024 and for the three and six months ended June 30, 2023.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third-party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At June 30, 2024 and  December 31, 2023, the Company had net deferred leasing costs of approximately $1.6 million and $1.7 million, respectively. Total amortization expense for the three and six months ended June 30, 2024, was approximately $119,278 and $244,099, respectively. Total amortization expense for the three and six months ended June 30, 2023, was approximately $122,330 and $228,151, respectively.

Cash Equivalents and Restricted Cash. At June 30, 2024 and December 31, 2023, we had approximately $8.5 million and $6.5 million in cash, cash equivalents and restricted cash, respectively, of which approximately $3.2 million and $3.7 million represented restricted cash, respectively.  The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds and short-term bonds. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At June 30, 2024 and  December 31, 2023, the Company had approximately $3.2 million and $0.7 million, respectively, in deposits in financial institutions that exceeded the federally insurable limits. Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are for payment of property taxes, insurance, leasing costs and capital expenditures.

Real Estate Held for Sale and Discontinued Operations. We generally reclassify assets to "held for sale" when the disposition has been approved, it is available for immediate sale in its present condition, we are actively seeking a buyer, and the disposition is considered probable within one year.  Additionally, real estate sold during the current period is classified as “real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Mortgage notes payable related to the real estate sold during the current period are classified as “notes payable related to real estate held for sale” for all prior periods presented in the accompanying condensed consolidated financial statements. Additionally, we record the operating results related to real estate that has been disposed of as discontinued operations for all periods presented if the operations have been eliminated and represent a strategic shift and we will not have any significant continuing involvement in the operations of the property following the sale.  As of June 30, 2024, no commercial property met the criteria to be classified as "held for sale" and five model homes were classified as held for sale.

Deferred Offering Costs. Deferred offering costs represent legal, accounting and other direct costs related to our offerings. As of June 30, 2024 and December 31, 2023, we have incurred approximately zero and $5,000, respectively, in deferred offering costs as of the end of each period related to our registration statement on Form S-3.

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

We review the carrying value of each of our real estate properties regularly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three and six months ended June 30, 2024, we recognized non-cash impairment charges of approximately $0.1 million and $0.2 million, respectively, related to model homes.  During the three and six months ended June 30, 2023, we did not recognize non-cash impairment charges related to any commercial properties.

The new impairment charges for the model homes, during the three months ended  June 30, 2024, reflects the estimated sales prices for these specific model homes in July and August 2024 as a result of an abnormally short hold period, less than two years, on model homes purchased in 2022.  The builder changed their product style in the neighborhoods where these model homes are located, in Texas, after we had purchased the homes.  We do not believe these losses are indicative of our overall model home portfolio.  As noted below in footnote 3 - Recent Real Estate Transactions, during the six months ended June 30, 2024, we sold 42 model homes for approximately $20.1 million and the Company recognized a net gain of approximately $2.8 million.  The Company did not recognize a non-cash impairment to our real estate assets during the three and six months ended June 30, 2023.

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

Additionally, in an inactive market, a market price quoted from an independent third-party may rely more on models with inputs based on information available only to that independent third-party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. As of June 30, 2024, we did not hold any marketable securities, excluding our investments in Conduit's common stock and common stock warrants.  As of  December 31, 2023, our marketable securities (excluding our investments in Conduit's common stock and common stock warrants), held at a third party broker, presented on the condensed consolidated balance sheets within other assets were measured at fair value using Level 1 market prices and totaled approximately $45,149, with a cost basis of approximately  $40,315. There were no financial liabilities measured at fair value as of June 30, 2024 and December 31, 2023.

On April 22, 2024, the Company entered into a lockup agreement with Conduit pursuant to which the Company agreed not to transfer or sell 2,700,000 of its 4,015,250 shares of Conduit common stock for a period of one year.  In consideration for entering into the lockup agreement Conduit issued the Company a warrant ("Private CDT Warrants") to purchase 540,000 shares of common stock at an exercise price of $3.12 per share, the warrant has a two year term and is exercisable one year after the date of issue.  The Private CDT Warrants meet the ASC 321, Investments - Equity Securities ("ASC 321") scope exception for derivative instruments and are accounted for as a derivative under ASC 815, Derivatives and Hedging ("ASC 815"). As such, the Private CDT Warrants were recorded at fair value on the date of issuance and subsequently measured at fair value each period, with changes in fair value reported in gain or loss on Conduit Pharmaceuticals marketable securities.  As of April 22, 2024, the Private CDT Warrants were valued at $891,000 based on a Level 3 fair value measurement.  As of  June 30, 2024, the Private CDT Warrants fair value was adjusted to $156,600, and is included in the total Investment in Conduit Pharmaceuticals marketable securities on the June 30, 2024 condensed consolidated balance sheet.  Our investments in Conduit's common stock (CDT) and public common stock warrants (CDTTW) presented on the condensed consolidated balance sheets were measured at fair value using Level 1 market prices, taking into account the adoption of ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $4.3 million as of June 30, 2024. The combined value of our Investment in Conduit Pharmaceuticals marketable securities, including the Private CDT Warrants, totaled $4.4 million as of June 30, 2024. Our investments in Conduit's common stock and public common stock warrants presented on the condensed consolidated balance sheet were measured at fair value using Level 1 market prices as of  December 31, 2023, and totaled approximately $18.3 million.  The adjustments to the fair value of our investment in Conduit Pharmaceuticals marketable securities are recorded in net change in Conduit Pharmaceuticals marketable securities on our condensed consolidated statement of operations.

Earnings per share (“EPS”).The EPS on common stock has been computed pursuant to the guidance in FASB ASC Topic 260, Earnings Per Share.  The guidance requires the classification of the Company’s unvested restricted stock, which contains rights to receive non-forfeitable dividends, as participating securities requiring the two-class method of computing net income per share of common stock.  In accordance with the two-class method, earnings per share have been computed by dividing the net income less net income attributable to unvested restricted shares by the weighted average number of shares of common stock outstanding less unvested restricted shares. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock and potentially dilutive securities outstanding in accordance with the treasury stock method.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Common Stock Warrants	2,000,000	2,000,000	2,000,000	2,000,000
Placement Agent Warrants	80,000	80,000	80,000	80,000
Series A Warrants	14,450,069	14,450,069	14,450,069	14,450,069
Unvested Common Stock Grants	2,034,663	1,302,254	2,034,663	1,302,254

Total potentially dilutive shares	18,564,732	17,832,323	18,564,732	17,832,323

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

Immaterial Error Corrections. During the second quarter of 2024, management determined that its prior treatment of accruing restricted compensation expense as a liability and included in Accounts payable and accrued liabilities on the condensed consolidated balance sheets should be treated differently. Management determined that the restricted stock compensation should be treated as equity and included in additional paid in capital in the Company’s accompanying condensed consolidated balance sheet for the prior years in accordance with ASC 718. Compensation - Stock Compensation. Accordingly, the Company’s accompanying condensed consolidated balance sheet and condensed consolidated statements of changes in equity as of December 31, 2022, and December 31, 2023, respectively and for the three months ended March 31, 2023, June 30, 2023, and March 31, 2024, respectively, reflects an adjustment to include restricted stock compensation.

On the balance sheet as of December 31, 2023, accounts payable and accrued liabilities reflects a reduction of $21,189 and additional paid-in capital reflects an increases of $21,189.  On the condensed consolidated statements of changes in equity, the three months ended March 31, 2023 and June 30, 2023 reflect the addition of restricted stock compensation of $232,106 and $228,657, respectively and the three months ended March 31, 2024 includes restricted stock compensation of $317,077. The corrections did not affect Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows in any prior periods.

Reclassifications. Certain prior year balance sheet, statement of operations and statement of cash flows accounts have been reclassified to conform with the current year presentation. The reclassifications did not affect net income in the prior year consolidated statement of operations.

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

In August 2023, the Financial Accounting Standards Board ("FASB"} issued Accounting Standards Update ("ASU") ASU 2023-05, "Business Combinations - Joint Venture Formations (Subtopic 805- 60): Recognition and Initial Measurement" ("ASU 2023-05"}. ASU 2023-05 addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statements. Prior to the amendment, the FASB did not provide specific authoritative guidance on the initial measurement of assets and liabilities assumed by a joint venture upon its formation. ASU 2023-05 requires a joint venture to recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. The Company has elected not to early adopt ASU 2023-05 and does not expect the adoption will have a significant impact on our consolidated financial statements.

In March 2024, the SEC issued final climate-disclosure rules to enhance and standardize climate‐ related disclosures by public companies. With regards to financial statements, the rules requires disclosure of (i} capitalized costs, expenditures expensed, charges, and losses incurred as a result of severe weather events and other natural conditions, subject to applicable 1o/o and de minimis disclosure thresholds; (ii} capitalized costs, expenditures expensed, and losses related to carbon offsets and renewable energy credits or certificates (RECs} if used as a material component of a company's plans to achieve its disclosed climate-related targets or goals; and (iii) if the estimates and assumptions the company uses to produce the financial statements were materially impacted by risks and uncertainties associated with severe weather events and other natural conditions or any disclosed climate-related targets or transition plans, a qualitative description of how the development of such estimates and assumptions was impacted. The rules are effective for annual periods beginning January 1, 2025 and are to be applied prospectively. On April 4, 2024, the SEC voluntarily stayed the rules pending judicial review as a result of litigation.

3. RECENT REAL ESTATE TRANSACTIONS

Acquisitions during the six months ended June 30, 2024:

•	The Company acquired 12 model homes for approximately $5.7 million. The purchase price was paid through cash payments of approximately $1.7 million and mortgage notes of approximately $4.0 million.

Acquisitions during the six months ended June 30, 2023:

•	The Company acquired 23 model homes for approximately $12.9 million. The purchase price was paid through cash payments of approximately $3.9 million and mortgage notes of approximately $9.0 million.

Dispositions during the six months ended June 30, 2024:

•	The Company sold 42 model homes for approximately $20.1 million and recognized a gain of approximately $2.8 million.

Dispositions during the six months ended June 30, 2023:

•	The Company sold 10 model homes for approximately $4.6 million and recognized a gain of approximately $1.5 million.

4. REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, retail, and triple-net leased model home properties.  We have five commercial properties located in Colorado, four in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are located in three states. As of June 30, 2024, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial property (“Office/Industrial Properties”) which total approximately 758,175 rentable square feet;

•	Three retail shopping centers (“Retail Properties”) which total approximately 65,242 rentable square feet; and

•

80 model home residential properties (“Model Homes” or “Model Home Properties”), totaling approximately 241,309 square feet, leased back on a triple-net basis to homebuilders, that are owned by five affiliated limited partnerships and one wholly-owned corporation, all of which we control.

A summary of the properties owned by the Company as of June 30, 2024 and  December 31, 2023 is as follows:

	Date		Real estate assets, net
Property Name	Acquired	Location	June 30, 2024	December 31, 2023
Genesis Plaza (1)	August 2010	San Diego, CA	$7,279,469	$7,542,725
Dakota Center	May 2011	Fargo, ND	9,035,911	9,201,883
Grand Pacific Center (2)	March 2014	Bismarck, ND	8,590,122	8,274,454
Arapahoe Center	December 2014	Centennial, CO	9,442,896	9,341,991
Union Town Center	December 2014	Colorado Springs, CO	8,981,393	8,918,742
West Fargo Industrial	August 2015	Fargo, ND	6,694,012	6,819,765
300 N.P.	August 2015	Fargo, ND	2,738,408	2,774,176
Research Parkway	August 2015	Colorado Springs, CO	2,235,636	2,266,173
One Park Center (3)	August 2015	Westminster, CO	5,598,631	5,700,000
Shea Center II (4)	December 2015	Highlands Ranch, CO	19,041,747	19,367,289
Mandolin (5)	August 2021	Houston, TX	4,646,418	4,692,274
Baltimore	December 2021	Baltimore, MD	8,353,811	8,466,165
Presidio Property Trust, Inc. properties			92,638,454	93,365,637
Model Home properties (6)	2017 - 2024	AZ, FL, TX	38,253,777	50,790,147
Total real estate assets and lease intangibles, net			$130,892,231	$144,155,784

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

(3)

During the year ended December 31, 2023, we recorded a $2.0 million impairment charge for One Park Center that reflects management’s revised estimate of the fair market value based on sales comparable of like properties in the same geographical area as well as an evaluation of future cash flows or an executed purchase sale agreement.

(4)

On December 31, 2022, the lease for our largest tenant, Halliburton, expired.  Halliburton was located in our Shea Center II property in Colorado, and made up approximately $536,080 of our annual base rent.  Halliburton did not renew the lease and we placed approximately $1.1 million in a reserve account with our lender to cover future mortgage payments, if necessary, none of which has been used as of December 31, 2023.  Our management team is working to fill the 45,535 square foot space and has leased approximately 20% of the space to a tenant during 2023 and has reviewed various proposals for the remaining 80%. As of June 30, 2024, management is pursuing a third party tenant who fits into our long-term plans, however, there is no guarantee we will be successful in signing this new tenant.

(5)

A portion of the proceeds from the sale of Highland Court were used in like-kind exchange transactions pursued under Section 1031 of the Code for the acquisition of our Mandolin property. Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.

(6)

Includes Model Homes listed as held for sale as of June 30, 2024 and December 31, 2023.  During the six months ended  June 30, 2024, we recorded a $0.2 million impairment charge for model homes, which reflects the estimated sales prices for these specific model homes after the closing of each quarter in 2024.  The short hold period, less than two years, and the builder changing their model style after we purchased the homes, contributed to the lower than expected sales price.

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	June 30, 2024			December 31, 2023
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$2,515,264	$(2,499,908)	$15,356	$2,515,264	$(2,495,016)	$20,248
Leasing costs	1,261,390	(1,248,207)	13,183	1,261,390	(1,244,335)	17,055
Above-market leases	—	—	—	333,485	(333,485)	—
	$3,776,654	$(3,748,115)	$28,539	$4,110,139	$(4,072,836)	$37,303

At  June 30, 2024, and  December 31, 2023, there were no gross lease intangible assets and accumulated amortization related to the lease intangible assets included in real estate assets held for sale.

The net value of acquired intangible liabilities was approximately $10,779 and $13,266 relating to below-market leases at  June 30, 2024 and  December 31, 2023, respectively.

Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

2024	$8,763
2025	15,669
2026	4,107
Total	$28,539

6. OTHER ASSETS

Other assets consist of the following:

	June 30,	December 31,
	2024	2023
Deferred rent receivable	$2,069,489	$1,973,887
Prepaid expenses, deposits and other	513,373	349,160
Notes receivable	316,374	316,374
Accounts receivable, net	312,015	694,869
Deferred offering costs	—	5,000
Right-of-use assets, net	—	15,649
Investment in marketable securities (not including Conduit)	—	45,149
Total other assets	$3,211,251	$3,400,088

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

As of June 30, 2024, we did not own common shares of other publicly traded REITs.  As of December 31, 2023, we owned common shares of 3 different publicly traded REITs and covered call options in zero of those same REITs.  The gross fair market value on our publicly traded REIT securities was $45,149, with covered call options totaling $0.  As of December 31, 2023, the net fair value of our publicly traded REIT securities was $45,149 based on the December 31, 2023 closing prices.

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following:

	Principal as of
	June 30,	December 31,	Loan	Interest
Mortgage note property	2024	2023	Type	Rate (1)	Maturity
Dakota Center (2) (6)	$9,091,395	$9,197,346	Fixed	4.74%	7/6/2024
Research Parkway (6)	1,558,105	1,588,742	Fixed	3.94%	1/5/2025
Arapahoe Service Center (6)	7,335,510	7,426,088	Fixed	4.34%	1/5/2025
Union Town Center (6)	7,790,979	7,870,468	Fixed	4.28%	1/5/2025
One Park Centre	5,982,452	6,043,882	Fixed	4.77%	9/5/2025
Genesis Plaza	5,876,284	5,937,251	Fixed	4.71%	9/6/2025
Shea Center II (6)	16,807,761	16,951,095	Fixed	4.92%	1/5/2026
West Fargo Industrial (3)	5,750,000	3,922,829	Fixed	7.14%	7/6/2029
Grand Pacific Center (4)	6,341,208	5,470,305	Fixed	6.35%	5/5/2033
Baltimore	5,670,000	5,670,000	Fixed	4.67%	4/6/2032
Mandolin	3,541,304	3,573,201	Fixed	4.35%	4/20/2029
Subtotal, Presidio Property Trust, Inc. Properties	$75,744,998	$73,651,207
Model Home mortgage notes (5)	26,274,481	34,815,699	Fixed		2024 - 2029
Mortgage Notes Payable	$102,019,479	$108,466,906
Unamortized loan costs	(894,093)	(753,633)
Mortgage Notes Payable, net	$101,125,386	$107,713,273

(1)	Interest rates as of June 30, 2024.
(2)

The loan on the Dakota Center matured on  July 6, 2024.  Management has been in negotiations with the special servicer of the loan in modifying and/or extending the loan or possibly selling the building.  As of August 12, 2024, the Company and the lender have not yet agreed to the final outcome.  The lender is expected to visit the property at the end of August.

(3)

On June 20, 2024, the Company, through its subsidiary, refinanced the mortgage loan on our West Fargo Industrial properties, and entered into a loan agreement for approximately $5.75 million, a term of five years, with an interest rate of 7.14%.  The loan agreement has a Debt Service Coverage Ratio ("DSCR") minimum of 1.20 to 1.00 as calculated by Lender, in which: (a) the numerator is the Underwritten Net Cash Flow, and (b) the denominator is the annual Debt Service, tested at the end of each fiscal quarter.

(4)

On May 5, 2023, the Company, through its subsidiary, refinanced the mortgage loan on our Grand Pacific Center property and entered into a construction loan related to the tenant improvement associated with the KLJ Engineering LLC lease to occupy 33,296 square feet of the building. The refinanced loan is for approximately $3.8 million, a term of 10 years, with an interest rate of 6.35%, for the first 60 months.  The interest rate is subject to reset in year five. The construction loan is for approximately $2.7 million, a term of 10 years, and will begin amortizing in year three, with an interest rate of 6.35%, for the first 60 months. The interest rate is subject to reset in year five.  As of June 30, 2024, we had drawn down approximately $2.6 million on the construction loan.

(5)

As of June 30, 2024, there were five model homes included as real estate assets held for sale.  Our model homes have stand-alone mortgage notes at interest rates ranging from 4.51% to 8.0% per annum as of  June 30, 2024.

(6)

These mortgage loans mature within the next twelve months and management is reviewing various options for the loan maturity, including but not limited to refinancing, restructuring and or selling these properties.  As we get closer to the loan maturity date, the Company will finalize our plans.

The loan agreement between NetREIT Model, Homes, Inc. (“NRMH”) and its Lender has a covenant for a Fixed Charge Coverage Ratio (“FCCR”) as defined for NRMH as of any date that equals (a) the sum of (i) EBITDA for the period ended as of such date minus (ii) distributions for the period ended as of such date divided by (b) the sum of (i) principal payments paid for the period ended as of such date plus (ii) interest expense for period ended as of such date.  The FCCR is to be no less than 1.10 to 1.00, tested at the end of each fiscal quarter.  As of December 31, 2023, NRMH was in compliance with this covenant.  The Company and standalone subsidiaries have other various quarterly and annual reporting requirements to the individual property lenders and the Company is in compliance with all material conditions and covenants on those mortgage notes payable as of June 30, 2024.

Scheduled principal payments of mortgage notes payable were as follows as of June 30, 2024:

	Presidio Property	Model
	Trust, Inc.	Homes	Total Principal
Years ending December 31:	Notes Payable	Notes Payable	Payments
2024	$9,635,272	$2,898,031	$12,533,303
2025	28,645,113	9,525,273	38,170,386
2026	16,521,064	932,102	17,453,166
2027	157,739	465,084	622,823
2028	168,907	9,110,909	9,279,816
Thereafter	20,616,903	3,343,082	23,959,985
Total	$75,744,998	$26,274,481	$102,019,479

8. NOTES PAYABLE

On April 22, 2020, the Company received an Economic Injury Disaster Loan of $10,000 from the Small Business Administration ("SBA") to provide economic relief during the COVID-19 pandemic. This loan advance is not required to be repaid, has no stipulations on use, and has been recorded as fees and other income in the condensed consolidated statements of operations during fiscal 2020. On August 17, 2020, we received an additional Economic Injury Disaster Loan ("EIDL") of $150,000, for which principal and interest payments are deferred for twelve months from the date of issuance, and interest accrues at 3.75% per year. The loan matures on August 17, 2050. We have used the funds for general corporate purposes to alleviate economic damage caused by the COVID-19 pandemic, which economic injury included abating or deferring rent to certain tenants (primarily retail tenants).

As of June 30, 2024, we had issued one promissory note to our majority owned subsidiary, Dubose Model Home Investors 202 LP, for the refinancing of one model home property in Texas, for approximately $0.3  million with an interest rate of 5.55% per annum and maturity date of August 15, 2024. This note payable and note receivable, including interest expense and interest income related to this promissory note, is eliminated through consolidation on our financial statements.

9. INVESTMENT IN CONDUIT PHARMACEUTICALS

Sponsorship of Special Purpose Acquisition Company. On January 7, 2022, we announced our sponsorship, through our wholly-owned subsidiary, Murphy Canyon Acquisition Sponsor, LLC (the "Sponsor"), of a special purpose acquisition company ("SPAC") initial public offering. The SPAC raised $132,250,000 in capital investment to acquire one or more businesses. We, through our wholly-owned subsidiary, owned approximately 23.5% of the issued and outstanding stock in the entity upon the initial public offering being declared effective and consummated (excluding the private placement units described below). The SPAC offered 132,250,000 units, with each unit consisting of one share of common stock and three-quarters of one redeemable warrant. The warrants were evaluated using the guidance in ASC 480 "Distinguishing Liabilities from Equity" and we concluded that the warrants are indexed to Murphy Canyon's common stock and meet the criteria to be classified in stockholders' equity.

The Murphy Canyon IPO of 13,225,000 units of common stock and warrants, closed on February 7, 2022, raising gross proceeds for Murphy Canyon of $132,250,000, including the exercise in full by the underwriters of their over-allotment option. In connection with the IPO, we purchased, through the Sponsor, 754,000 placement units (the "placement units") at a price of $10.00 per unit, for an aggregate purchase price of $7,540,000. These proceeds were deposited in a trust account established for the benefit of the Murphy Canyon public shareholders and are included in Investments held in Trust.In connection with the initial public offering, Murphy Canyon incurred $7,738,161 in issuance costs, including $2,645,000 of underwriting discounts and commission, $4,628,750 of deferred underwriting fees and $464,411 of other offering costs. These costs were allocated to temporary and permanent equity and offset against the proceeds.

On November 8, 2022, the SPAC entered into an agreement and plan of merger with Conduit Pharmaceuticals Limited, a Cayman Islands exempted company ("Conduit Pharma"), and Conduit Merger Sub, Inc., a Cayman Islands exempted company and the SPAC's wholly owned subsidiary. The merger agreement provided that the SPAC's Cayman Island subsidiary will merge with and into Conduit Pharma, with Conduit Pharma surviving the merger as the SPAC's wholly owned subsidiary and the public company renamed "Conduit Pharmaceuticals Inc." ("Conduit").

Initially, the SPAC was required to complete its initial business combination transaction by 12 months from the consummation of its initial public offering or up to 18 months if it extended the period of time to consummate a business combination in accordance with its Certificate of Incorporation. On January 26, 2023, at a special meeting of the stockholders, the stockholders approved a proposal to amend the SPAC's certificate of incorporation to extend the date by which it has to consummate a business combination up to 12 times, each such extension for an additional one-month period, from February 7, 2023, to February 7, 2024. The stockholders also approved a related proposal to amend the trust agreement allowing the SPAC to deposit into the trust account, for each one-month extension, one- third of 1% of the funds remaining in the trust account following the redemptions made in connection with the approval of the extension proposal at the special meeting. The Company has committed to providing additional funds if needed to make such a deposit for the extension. In connection with the stockholders' vote at the special meeting, 11,037,272 shares of common stock were tendered for redemption, which were redeemed in February 2023. Approximately $114.1 million in cash was removed from the Trust Account to pay such stockholders and, accordingly, after giving effect to such redemptions, income tax withdraws of $200,050 and adding $155,403 in extension payments, the balance in the Trust Account was approximately $23.3 million. After the redemptions, there were 2,187,728 shares of SPAC Class A common stock subject to possible redemption.

On January 27, 2023, the merger agreement was amended to provide for only one class of authorized common stock of the SPAC following the business combination, instead of both authorized Class A common stock and Class B common stock as set forth in the original merger agreement. On May 11, 2023, the merger agreement was further amended to provide for (i) removal of the provision that indicates that no tax opinion would be delivered in connection with the closing, (ii) a closing obligation that that the SPAC either (a) be exempt from the provisions of Rule 419 promulgated under the Securities Act of 1933, as amended, other than through its net tangible assets or (b) have at least $5,000,001 of net tangible assets either immediately prior to or upon consummation of the merger, and (iii) extension of the outside date for the closing of the merger from May 31, 2023 to February 7, 2024.

The investments held in Trust for the SPAC Class A common stockholders generated approximately $664,232 of income during the six months ended June 30, 2023, and was included in interest and other income (expense), net on our condensed consolidated statement of operations.  As of September 22, 2023, the Trust account balance had been deconsolidated along with the other Conduit assets and liabilities.

As of immediately prior to the consummation of the SPAC's business combination, which occurred on September 22, 2023, the Company, through its subsidiary, had loaned the SPAC $1.0 million to fund its trust account and for operating expenses. The loan was non-interest bearing, unsecured and was repaid in full upon the SPAC's business combination on September 22, 2023. The notes payable and notes receivable related to the SPAC were eliminated through consolidation on our financial statements.

On September 22, 2023, the SPAC completed its business combination with Conduit Pharma and changed its name to Conduit Pharmaceuticals Inc. ("Conduit"). Immediately prior to the business combination, the Company owned approximately 65% of the SPAC's outstanding common stock. Upon consummation of the business combination, the SPAC's shares of Class B common stock were converted into shares of its Class A common stock and the shares of Class A common stock were then reclassified as a single class of Conduit common stock. As a result of the business combination, the Company was issued (i) 3,306,250 shares of Conduit's common stock due to the conversion of the shares of the SPAC's Class B common stock into shares of the SPAC's Class A common stock and then reclassification into shares of Conduit common stock, (ii) 754,000 shares of Conduit common stock, which prior to the business combination were shares of the SPAC's Class A common stock and (iii) private warrants to purchase 754,000 shares of Conduit common stock, which prior to the business combination were warrants to purchase 754,000 shares of the SPAC's Class A common stock. Also in the business combination, shareholders and debtholders of Conduit Pharma were issued 65,000,000 shares of Conduit common stock. Immediately following the consummation of the business combination, the Company transferred 45,000 shares of Conduit common stock and warrants to purchase 45,000 shares of Conduit common stock to the SPAC's independent directors as compensation for their services. As a result, the Company owned approximately 6.5% of Conduit's common stock immediately following the business combination and currently owns approximately 6.3% of Conduit's common stock. In connection with the business combination, the Company's officers and directors who also served as officers and directors of the SPAC resigned from the SPAC, with the exception of the Company's former Chief Financial Officer who resigned from the Company.

Following the completion of the Murphy Canyon IPO in February 2022, we determined that Murphy Canyon is a Variable Interest Entity ("VIE") in which we had a variable interest because Murphy Canyon did not have enough equity at risk to finance its activities without additional subordinated financial support. Since the business combinations with Conduit on September 22, 2023, we have determined that Conduit's (formally Murphy Canyon) public stockholders have substantive rights and we no longer have control of Conduit's activity. Since we are no longer the controlling party, or have a majority of the issued and outstating common stock, the Company deconsolidated Conduit from our condensed consolidated financial statements. In connection with the deconsolidation we recorded a gain of approximately $40.3 million. Of the total gain recognized on deconsolidation, approximately $34.1 million relates to the remeasurement of our retained investment in Murphy Canyon via the Sponsor shares which converted into shares of Conduit's common stock on September 22, 2023, and approximately $6.2 million relates to the deconsolidation of Murphy Canyon's assets and liabilities as of September 22, 2023.

Since deconsolidating Conduit, on September 22, 2023, our investments in Conduit's common stock (CDT) and public common stock warrants (CDTTW) and Private CDT Warrants presented on the condensed consolidated balance sheets were measured at fair value using Level 1 and Level 3 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $4.4 million as of June 30, 2024, with a cost basis of approximately $7.5 million. The Company entered into a lock-up agreement with Conduit regarding certain of the common stock held by the Company, for 180 days from the closing of the business combination which ended March 20, 2024.

On April 22, 2024, the Company entered into a lockup agreement with Conduit pursuant to which the Company agreed not to transfer or sell 2,700,000 of its 4,015,250 shares of Conduit common stock for a period of one year.  In consideration for entering into the lockup agreement Conduit issued the Company a warrant to purchase 540,000 shares of common stock at an exercise price of $3.12 per share, which Private CDT Warrant has a two year term and is exercisable one year after the date of issue.  On June 30, 2024, our investments in Conduit's common stock ("CDT") and common stock warrants ("CDTTW") presented on the condensed consolidated balance sheets were measured at fair value using Level 1 market prices, which closed at $1.06 per share and $0.039 per warrant.  The Private CDT Warrants were measured at fair value using Level 3 pricing at $0.29 per warrant.

10. COMMITMENTS AND CONTINGENCIES

The Company is obligated under certain tenant leases to fund tenant improvements and the expansion of the underlying leased properties. As of June 30, 2024 , approximately $1.0  million is estimated for such capital expenditures on existing properties, net of any construction financing, during the rest of the year.

On March 13, 2024, a stockholder activist group announced that it intends to file a preliminary proxy statement and accompanying WHITE universal proxy card with the Securities and Exchange Commission to be used to solicit votes for the election of director nominees at our next annual meeting of stockholders. Activist stockholder activities could adversely affect our business because responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. We have or in the future may retain the services of various professionals to advise us on activist stockholder matters, including legal, financial, strategic and communication advisors, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholders' initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, business partners, and employees, and cause our stock price to experience periods of volatility or stagnation. On May 9, 2024, the Company entered into a cooperation agreement with this stockholder group pursuant to which Elena Piliptchak was appointed to our board of directors, effective immediately, as a Class III director with a term expiring at Presidio's 2026 Annual Meeting of Stockholders. In connection with this appointment, our board of directors has been increased from six to seven directors. Pursuant to the agreement, the stockholder group agreed to withdraw the director nominations it had previously submitted and  support our board's slate of directors at the 2024 Annual Meeting of Stockholders, which was held on June 27, 2024. The stockholder group has also agreed to certain customary standstill provisions and voting commitments. We have evaluated this contingency and have determined a material loss is not probable or estimable at this time.

Litigation. From time to time, we may become involved in various lawsuits or legal proceedings which arise in the ordinary course of business. Neither the Company nor any of the Company's properties are presently subject to any material litigation nor, to the Company's knowledge, is there any material threatened litigation.

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

11. STOCKHOLDERS' EQUITY

Preferred Stock. The Company is authorized to issue up to 1,000,000 shares of Preferred Stock (the "Preferred Stock"). The Preferred Stock may be issued from time to time in one or more series. The Board of Directors is authorized to fix the number of shares of any series of the Preferred Stock, to determine the designation of any such series, and to set the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series of Preferred Stock.

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

On June 20, 2024, the  Company entered into an underwriting agreement with The Benchmark Company, LLC  pursuant to which the Company issued and sold in an underwritten public offering 109,054 shares of the Company’s Series D Preferred Stock. The shares of Series D Preferred Stock were sold to the public at a price of $16.00 per share. The Company agreed to an underwriting discount of 7% of the public offering price of the shares of Series D Preferred Stock sold in the offering. The offering closed on June 24, 2024, generating gross proceeds of approximately $1.74 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for general corporate and working capital purposes, including to potentially acquire additional properties. Below are some of the key terms of the Series D Preferred Stock:

Dividends:

Holders of shares of the Series D Preferred Stock are entitled to receive cumulative cash dividends at a rate of 9.375% per annum of the $25.00 per share liquidation preference (equivalent to $2.34375 per annum per share). Dividends will be payable monthly on the 15th day of each month (each, a "Dividend Payment Date"), provided that if any Dividend Payment Date is not a business day, then the dividend that would otherwise have been payable on that Dividend Payment Date may be paid on the next succeeding business day without adjustment in the amount of the dividend.

Voting Rights:

Holders of shares of the Series D Preferred Stock will generally have no voting rights. However, if the Company does not pay dividends on the Series D Preferred Stock for eighteen or more monthly dividend periods (whether or not consecutive), the holders of the Series D Preferred Stock (voting separately as a class with the holders of all other classes or series of the Company's preferred stock it may issue upon which like voting rights have been conferred and are exercisable and which are entitled to vote as a class with the Series D Preferred Stock in the election referred to below) will be entitled to vote for the election of two additional directors to serve on the Company's Board of Directors until the Company pays, or declares and sets apart funds for the payment of, all dividends that it owes on the Series D Preferred Stock, subject to certain limitations.

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

Liquidation Preference:

In the event of the Company's voluntary or involuntary liquidation, dissolution or winding up, the holders of shares of Series D Preferred Stock will be entitled to be paid out of the assets the Company has legally available for distribution to its stockholders, subject to the preferential rights of the holders of any class or series of its stock the Company may issue ranking senior to the Series D Preferred Stock with respect to the distribution of assets upon liquidation, dissolution or winding up, a liquidation preference of $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date of payment, before any distribution of assets is made to holders of the Company's common stock or any other class or series of the Company's stock it may issue that ranks junior to the Series D Preferred Stock as to liquidation rights.

In the event that, upon any such voluntary or involuntary liquidation, dissolution or winding up, the Company's available assets are insufficient to pay the amount of the liquidating distributions on all outstanding shares of Series D Preferred Stock and the corresponding amounts payable on all shares of other classes or series of the Company's stock that it issues ranking on parity with the Series D Preferred Stock in the distribution of assets, then the holders of the Series D Preferred Stock and all other such classes or series of stock shall share ratably in any such distribution of assets in proportion to the full liquidating distributions to which they would otherwise be respectively entitled.

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

In accordance with the terms of the Series D Preferred Stock, the Series D monthly dividend has been approved by the Board of Directors through June 30, 2024 in the amount of $0.19531 per share payable on the 15th of every month to stockholders of record of Series D Preferred Stock as of the last day of the prior month.  Total dividends paid to Series D Preferred stockholders during the three and six months ended June 30, 2024 were approximately $0.5 million and $1.1 million, in each period, respectively.  Total dividends paid to Series D Preferred stockholders during the three and six months ended June 30, 2023 were approximately $0.5 million and $1.1 million, in each period, respectively.

Common Stock. The Company is authorized to issue up to 100,000,000 shares of Series A Common Stock, 1,000 shares of Series B Common Stock, and 9,000,000 shares of Series C Common Stock (collectively, the "Common Stock") each with $0.01 par value per share. Each class of Common Stock has identical rights, preferences, terms, and conditions except that the holders of Series B Common Stock are not entitled to receive any portion of Company assets in the event of the Company's liquidation. No shares of Series B or Series C Common Stock have been issued. Each share of Common Stock entitles the holder to one vote. Shares of our Common Stock are not subject to redemption and do not have any preference, conversion, exchange, or preemptive rights. The Company's charter contains restrictions on the ownership and transfer of the Common Stock that prevents one person from owning more than 9.8% of the outstanding shares of common stock.

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

In connection with this additional offering, we agreed to issue the Placement Agent Warrants to purchase up to 80,000 shares of Series A Common Stock, representing 4.0% of the Series A Common Stock and shares of Series A Common Stock issuable upon exercise of the Pre-Funded Warrant.  The Placement Agent Warrants were issued in August 2021, post exercise of the Pre-Funded Warrants with an exercise price of $6.25 and will expire five years from the date of issuance. The Company evaluated the accounting guidance in ASC 480 and ASC 815 regarding the classification of the Pre-Funded Warrant, Common Stock Warrants, and Placement Agent Warrants as equity or a liability and ultimately determined that it should be classified as permanent equity.  As of June 30, 2024, none of the Common Stock Warrants and Placement Agent Warrants have been exercised.

Stock Repurchase Program. While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently. On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which expired in September 2023. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which shall expire in November 2024. During the year ended December 31, 2023, the Company repurchased 23,041 shares of our Series D Preferred Stock at an average price of approximately $16.06 per share, including a commission of $0.035 per share, and no shares of our Series A Common Stock, for a total cost of $0.4 million for the Series D Preferred Stock. During the six months ended June 30, 2024 we repurchased 10,446 shares of our Series A Common Stock, for a total cost of $7,613, with an average price of approximately $0.73 per share. There were no repurchases of Series D Preferred Stock during the six months ended June 30, 2024. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost.

Cash Dividends on Common Stock. For the three and six months ended June 30, 2024, the Company has not declared a cash dividend. For the three and six months ended June 30, 2023, the Company declared and paid approximately $0.3 million and $0.6 million, respectively, in a cash dividends.  Cash permitting, the Company intends to continue to pay dividends to our common stockholders on a quarterly basis and on a monthly basis to holders of our Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future dividends. The Company is still considering how much it may pay during the next quarter, as there was no cash dividend paid during the first two quarters of 2024 on shares of Series A Common Stock.  The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the six months ended June 30, 2024 and 2023.

Series A Common Stock

Quarter Ended	2024	2023
	Distributions Declared	Distributions Declared
March 31	$-	$0.022
June 30	-	0.023
Total	$-	$0.045

Series D Preferred Stock

Month	2024	2023
	Distributions Declared	Distributions Declared
January	$0.19531	$0.19531
February	0.19531	0.19531
March	0.19531	0.19531
April	0.19531	0.19531
May	0.19531	0.19531
June	0.19531	0.19531
Total	$1.17186	$1.17186

Partnership Interests. Through the Company, its subsidiaries, and its partnerships, we own 12 commercial properties in fee interest, two of which we own partial interests in through our holdings in various affiliates in which we serve as general partner, member and/or manager. Each of the limited partnerships is referred to as a "DownREIT." In each DownREIT, we have the right, through put and call options, to require our co-investors to exchange their interests for shares of our Common Stock at a stated price after a defined period (generally five years from the date they first invested in the entity's real property), the occurrence of a specified event or a combination thereof. The Company is a limited partner in five partnerships and sole stockholder in one corporation, which entities purchase and leaseback model homes from homebuilders.

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

During our Annual Stockholders meeting, held on May 26, 2022, the Company's 2017 Incentive Award Plan was amended to increase the available shares for issuance from 1.1 million to 2.5 million and at our Annual Stockholders meeting, held on June 1, 2023, the Company's 2017 Incentive Award Plan was amended to increase the available shares for issuance from 2.5 million to 3.5 million and add an evergreen provision to, on April 1st and October 1st of each year, automatically increase the maximum number of shares of common stock available under the plan to 15% of the Company's outstanding shares of common stock, if on such date 3,500,000 (as adjusted for any reverse splits) is less than 15% of the Company's then-outstanding shares of common stock.

A summary of the activity for the Company's restricted stock was as follows:

Outstanding shares:	Common Shares

Balance at December 31, 2023	760,995
Granted	1,437,746
Vested	(164,078)
Balance at June 30, 2024	2,034,663

The non-vested restricted shares outstanding as of June 30, 2024, will vest over the next one to four years.

Share-based compensation expense was approximately $0.3 million and $0.9 million for the three and six months ended June 30, 2024, respectively. Share-based compensation expense was approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively.  As of June 30, 2024, future unrecognized stock compensation related to unvested shares totaled approximately $1.9 million.

13. SEGMENTS

The Company's reportable segments consist of three types of real estate properties for which the Company's decision-makers internally evaluate operating performance and financial results: Office/Industrial Properties, Model Home Properties and Retail Properties. The Company also has certain corporate-level activities, including accounting, finance, legal administration, and management information systems which are not considered separate operating segments. There is no material inter-segment activity.

The Company evaluates the performance of its segments based upon net operating income ("NOI"), which is a non-GAAP supplemental financial measure. The Company defines NOI for its segments as operating revenues (rental income, tenant reimbursements and other operating income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees, impairments and provision for bad debt) excluding interest expense. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non-property income and expenses, depreciation and amortization, real estate acquisition fees and expenses and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company's real estate investments and to make decisions about resource allocations.

The following tables compare the Company's segment activity to its results of operations and financial position as of and for the three and six months ended June 30, 2024, and June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Office/Industrial Properties:
Rental, fees and other income	$2,955,272	$3,020,066	$5,922,992	$5,882,064
Property and related expenses	(1,294,149)	(1,202,243)	(2,676,542)	(2,662,932)
Net operating income, as defined	1,661,123	1,817,823	3,246,450	3,219,132
Model Home Properties:
Rental, fees and other income	1,155,416	1,022,041	2,424,369	1,877,161
Property and related expenses	(142,951)	(46,801)	(279,728)	(77,797)
Net operating income, as defined	1,012,465	975,240	2,144,641	1,799,364
Retail Properties:
Rental, fees and other income	475,853	480,001	1,029,241	938,868
Property and related expenses	(156,640)	(128,351)	(296,594)	(266,149)
Net operating income, as defined	319,213	351,650	732,647	672,719
Reconciliation to net income:
Total net operating income, as defined, for reportable segments	2,992,801	3,144,713	6,123,738	5,691,215
General and administrative expenses	(2,202,916)	(1,813,184)	(4,287,366)	(3,777,804)
Depreciation and amortization	(1,351,370)	(1,368,829)	(2,702,388)	(2,702,403)
Interest expense	(1,525,845)	(1,336,415)	(3,041,051)	(2,204,182)
Loss on Conduit Pharmaceuticals marketable securities	(10,027,433)	—	(13,888,667)	—
Other income, net	5,206	398,085	9,852	1,140,201
Income tax expense	(81,021)	(349,074)	(160,586)	(497,527)
Gain on sale of real estate	811,903	1,119,952	2,829,998	1,537,289
Net loss	$(11,378,675)	$(204,752)	$(15,116,470)	$(813,211)

	June 30,	December 31,
Assets by Reportable Segment:	2024	2023
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$76,768,551	$77,472,724
Total assets (2)	$77,076,636	$78,140,372
Model Home Properties:
Land, buildings and improvements, net (1)	$38,253,777	$50,790,147
Total assets (2)	$39,538,041	$51,456,292
Retail Properties:
Land, buildings and improvements, net (1)	$15,863,447	$15,877,190
Total assets (2)	$16,541,354	$16,539,399
Reconciliation to Total Assets:
Total assets for reportable segments	$133,156,031	$146,136,063
Other unallocated assets:
Cash, cash equivalents and restricted cash	2,469,278	277,143
Other assets, net	14,912,974	29,549,432
Total Assets	$150,538,283	$175,962,638

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.

(2)

Includes land, buildings and improvements, cash, cash equivalents, and restricted cash, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	For the Six Months Ended June 30,
Capital Expenditures by Reportable Segment	2024	2023
Office/Industrial Properties:
Capital expenditures and tenant improvements, office	$1,010,815	$905,132
Model Home Properties:
Acquisition of operating properties, model home	5,740,918	12,932,128
Retail Properties:
Capital expenditures and tenant improvements, retail	203,121	96,704
Totals:
Acquisition of operating properties, net	5,740,918	12,932,128
Capital expenditures and tenant improvements	1,213,936	1,001,836
Total real estate investments	$6,954,854	$13,933,964

14. INCOME TAX PROVISION

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

During the six months ended June 30, 2024 and 2023, we recorded a current income tax provision of $160,586 and $497,527 related to activities of our taxable REIT subsidiaries. There was a $ 346,762 income tax asset related to the operating activities of our TRS entities as of June 30, 2024 and December 31, 2023, as of each date respectively.

We have calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the projected full fiscal year to the TRS pretax income or loss excluding unusual or infrequently occurring discrete items for the reporting period, and have accounted for the REIT's minimum state income taxes as a discrete item in the reporting period.

In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We are currently assessing the impact of this guidance, however, we do not expect a material impact to our condensed consolidated financial statements.

15. RELATED PARTY

During the three and six months ended June 30, 2024 and June 30, 2023, the Company leased portions of its corporate headquarters to Puppy Toes, Inc., a company owned by the Chief Executive Officer and his wife, and to Centurion Counsel, Inc., which is owned by Puppy Toes, Inc. Rent billed to these entities from the Company totaled $2,688 and $5,376 for the three and six months ended June 30, 2024, respectively.  During the  three and six months ended June 30, 2023, rent billed to these entities from the Company totaled $2,688  and $5,376, respectively.  This is included in the rent paid by the Company to Genesis Plaza.

Additionally, we receive full payroll reimbursement for employee services provided to Centurion Counsel and Puppy Toes, Inc. during the three and six months ended June 30, 2024, which totaled approximately $39,799 and $75,715, respectively.  During the three and six months ended June 30, 2023, full payroll reimbursement for these services totaled approximately $37,045 and $77,349, respectively. These reimbursements were at cost and were not marked up or discounted. As of June 30, 2024 and December 31, 2023, we had  reimbursement receivable balances of approximately $39,799 and $52,879, which were paid in full during July 2024 and January 2024, respectively.

16. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than disclosed below.

The loan on the Dakota Center matured on  July 6, 2024.  Management has been in negotiations with the special servicer of the loan in modifying and/or extending the loan or possibly selling the building.  As of August 12, 2024, the Company and the lender have not yet agreed to the final outcome.  The lender is expected to visit the property at the end of August.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our 2024 Annual Report.

We may refer to the three months ended June 30, 2024, and June 30, 2023, as the "2024 Quarter" and the "2023 Quarter," respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," or "potential" and/or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and also of which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this 10-Q and our 2024 Annual Report on Form 10-K/A for the year ended December 31, 2023, filed with the SEC on April 16, 2024, respectively. Additional factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to, the risks associated with the ownership of real estate in general and our real estate assets in particular; the economic health of the metro regions where we conduct business; the risk of failure to enter into/and or complete contemplated acquisitions and dispositions, within the price ranges anticipated and on the terms and timing anticipated; changes in the composition of our portfolio; fluctuations in interest rates; reductions in or actual or threatened changes to the timing of federal government spending; the risks related to the use of third-party providers and joint venture partners; the ability to control our operating expenses; the economic health of our tenants; the supply of competing properties; shifts away from brick and mortar stores to e-commerce; the availability and terms of financing and capital and the general volatility of securities markets; compliance with applicable laws, including those concerning the environment and access by persons with disabilities; terrorist attacks or actions and/or risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions; weather conditions, natural disasters and pandemics; ability to maintain key personnel; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2024 Annual Report. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

OVERVIEW

The Company operates as an internally managed, diversified REIT, with primary holdings in office, industrial, retail, and triple-net leased model home properties. In October 2017, we changed our name from "NetREIT, Inc." to "Presidio Property Trust, Inc." The Company acquires, owns, and manages a geographically diversified portfolio of real estate assets including, office, industrial, retail and model home residential properties leased to homebuilders located in the United States. As of June 30, 2024, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial property ("Office/Industrial Properties"), which total approximately 758,175 rentable square feet;

•	Three retail shopping centers ("Retail Properties"), which total approximately 65,242 rentable square feet; and

•

80 model home residential properties ("Model Homes" or "Model Home Properties"), totaling approximately 241,309 square feet, leased back on a triple-net basis to homebuilders that are owned by five affiliated limited partnerships and one wholly-owned corporation, all of which we control.

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

In September 2023, the Board of Directors established a Special Committee of the Board (the "Special Committee") to explore potential strategic alternatives focusing on maximizing stockholder value. The Special Committee is comprised solely of independent directors and is charged with exploring potential strategic alternatives, including, without limitation, a business combination involving the Company, a sale of all or part of the Company's assets, joint venture arrangements and/or restructurings, and determining whether a strategic transaction is in the best interests of the Company. There can be no assurance that the strategic alternatives exploration process will result in any transaction being pursued or consummated. There is no formal timetable for the Special Committee's completion of its exploration of potential strategic alternatives, and the Company does not intend to disclose any developments with respect to the Special Committee's activities unless and until the Company determines that further disclosure is appropriate or required by law or regulation. Additionally, management is working to increase the number of model home properties in the portfolio with new acquisitions, joint ventures, and other options to raise equity, as commercial properties continue to have elevated real estate prices and compressing capitalization rates have made it challenging to acquire properties that fit our portfolio needs. Management will continue to evaluate potential acquisitions or possible sales in an effort to maximize our real estate portfolio.

For additional information regarding our Common Stock activity, see Footnote 11. Stockholders' Equity in Item 1. Financial Statements.

For details regarding our sponsorship of a special purpose acquisition company, Murphy Canyon Acquisition Corp. ("Murphy Canyon" or the "SPAC"), see Note 9, Investment in Conduit Pharmaceuticals, in the Notes to the Condensed Consolidated Financial Statements in "Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)" of this Quarterly Report.

SIGNIFICANT TRANSACTIONS IN 2024 AND 2023

Acquisitions during the six months ended June 30, 2024

•	The Company acquired 12 model homes for approximately $5.7 million. The purchase price was paid through cash payments of approximately $1.7 million and mortgage notes of approximately $4.0 million.

Acquisitions during the six months ended June 30, 2023

•

The Company acquired 23 model homes for approximately $12.9 million.  These acquisitions were paid for with approximately $3.9 million in cash payments and approximately $9.0 million in mortgage loans.  There were no other commercial properties acquired during this period.

Dispositions during the six months ended June 30, 2024

•	The Company sold 42 model homes for approximately $20.1 million and recognized a gain of approximately $2.8 million.

Dispositions during the six months ended June 30, 2023

•	The Company sold 10 model homes for approximately $4.6 million and recognized a gain of approximately $1.5 million.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED June 30, 2024 and 2023

Revenues. Total revenues were approximately $4.6 million for the three months ended June 30, 2024, compared to approximately $4.5 million for the same period in 2023.  As of June 30, 2024, we had approximately $130.9 million in net real estate assets including, 80 model homes, compared to approximately $138.9 million in net real estate assets including, 105 model homes at June 30, 2023.  The average number of model homes held during the six months ended June 30, 2024 and 2023 was 84 and 101, respectively. The change in revenue is directly related to the average real estate assets held during the period, new commercial real estate leases, and model home transaction fees earned by the Company during the current period.

Rental Operating Costs. Rental operating costs increased 6.7%, totaling approximately $1.5 million for the three months ended June 30, 2024, compared to approximately $1.4 million for the same period in 2023. Rental operating costs as a percentage of total revenue was 32.5% and 30.8% for the three months ended June 30, 2024 and 2023, respectively.  As of June 30, 2024 our model home assets made up 29.7% of our total real estate assets, which is down from 32.9% as of June 30, 2023.  Model home rental operating costs are relatively low for model home assets as they are leased on a triple net basis. Additionally, for the three months ended June 30, 2024, our gross revenue from model home assets represented approximately 25.2% of our total revenue, compared to 22.6% for the three months ended June 30, 2023.  This percentage is expected to decrease in 2024 as a large number of model homes were sold during the three and six months ended June 30, 2024.  There were no acquisitions or sales of retail, office or industrial properties during the three months ended June 30, 2024; however, management may explore selling some of our commercial real estate assets over the next 12 months, which could reduce future rental income.

General and Administrative Expenses. General & Administrative (“G&A”) expenses for the three months ended June 30, 2024 and 2023 totaled approximately $2.2 million and $1.8 million, respectively. G&A expenses as a percentage of total revenue was 48.0% and 39.9% for the three months ended June 30, 2024 and 2023, respectively.  G&A expenses increased by approximately $0.4 million mainly related to the 2024 annual meeting and settlement with Zuma Capital Management LLC ("Zuma Capital") and certain individuals and entities affiliated or associated with Zuma Capital.  This included additional consulting fees, higher proxy solicitation fees and legal fees.

Depreciation and Amortization. Depreciation and amortization expense was approximately $1.4 million for the three months ended June 30, 2024, compared to approximately $1.4 million for the same period in 2023.

Asset Impairments. We review the carrying value of each of our real estate properties regularly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three months ended June 30, 2024, we recognized a non-cash impairment charge of approximately $0.1 million related to three model homes. The new impairment charges for the three model homes reflects the estimated sales prices for these specific model homes in July and August 2024 as a result of an abnormally short hold period, less than two years, on model homes purchased in 2022.  The builder changed their product style in the neighborhoods where these model homes are located, in Texas, after we had purchased the homes.  We do not believe these losses are indicative of our overall model home portfolio.  During the three months ended June 30, 2024, we sold 15 model homes for approximately $7.4 million and the Company recognized a net gain of approximately $0.8 million.  We expect to record a net gain on model home sales in the third quarter of 2024 as well. The Company did not recognize a non-cash impairment to our real estate assets during the three months ended June 30, 2023.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges was approximately $1.5 million for the three months ended June 30, 2024, compared to approximately $1.3 million for the same period in 2023. The weighted average interest rate on our outstanding debt was 5.38% and 4.83% as of June 30, 2024 and 2023, respectively.  Mortgage notes payable totaled approximately $102.0 million and $104.2 million as of June 30, 2024 and 2023, respectively.

Gain on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. During the three months ended June 30, 2024, we sold 15 model homes for approximately $7.4 million, net of selling costs, and the Company recognized a net gain of approximately$0.8 million.  We expect to record a net gain on model home sales in the third quarter of 2024 as well.  During the three months ended June 30, 2023, we sold seven model homes for approximately $3.1 million, net of selling costs, and the Company recognized a net gain of approximately $1.1 million.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the three months ended June 30, 2024 and 2023 totaled approximately $0.5 million and $1.1 million, respectively.

Loss on Conduit remeasurement. On April 22, 2024, the Company entered into a lockup agreement with Conduit pursuant to which the Company agreed not to transfer or sell 2,700,000 of its 4,015,250 shares of Conduit common stock for a period of one year.  In consideration for entering into the lockup agreement Conduit issued the Company a warrant ("Private CDT Warrants") to purchase 540,000 shares of common stock at an exercise price of $3.12 per share, the warrant has a two year term and is exercisable one year after the date of issue.  The Private CDT Warrants meet the ASC 321 scope exception for derivative instruments and are accounted for as a derivative under ASC 815. As such, the Private CDT Warrants were recorded at fair value on the date of issuance and subsequently measured at fair value each period, with changes in fair value reported in gain or loss on Conduit Pharmaceuticals marketable securities.  As of April 22, 2024, the Private CDT Warrants were valued at $891,000 based on a Level 3 fair value measurement.  As of June 30, 2024, the Private CDT Warrants fair value was adjusted to $156,600, and is included in the total Investment in Conduit Pharmaceuticals marketable securities on the June 30, 2024 condensed and condensed consolidated balance sheet.  Our investments in Conduit's common stock (3,990,319 shares of CDT) and public common stock warrants (709,000 warrants of CDTTW) presented on the condensed consolidated balance sheets were measured at fair value using Level 1 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $4.3 million as of June 30, 2024. The combined value of our Investment in Conduit Pharmaceuticals marketable securities, including the Private CDT Warrants, totaled $4.4 million as of June 30, 2024.  In connection with these fair market value adjustments during the three months ended June 30, 2024, we recorded a net loss on our investment in Conduit of approximately $10.0 million.

RESULTS OF OPERATIONS FOR THE six MONTHS ENDED June 30, 2024 and 2023

Revenues. Total revenues were approximately $9.4 million for the six months ended June 30, 2024, compared to approximately $8.7 million for the same period in 2023.  As of June 30, 2024, we had approximately $130.9 million in net real estate assets including, 80 model homes, compared to approximately $138.9 million in net real estate assets including, 105 model homes at June 30, 2023.  The average number of model homes held during the six months ended June 30, 2024 and 2023 was 95 and 99, respectively. The change in revenue is directly related to the average real estate assets held during the period, new commercial real estate leases, and model home transaction fees earned by the Company during the current period.  Below is additional revenue and asset information for real estate segments as of June 30, 2024.

	% of Gross Revenue
	For the Six Months Ended June 30,
	2024	2023
Segment
Office/Industrial	63.2%	67.6%
Retail	11.0%	10.8%
Model Home	25.8%	21.6%

	% of Total Real Estate Assets as of
	June 30,	December 31,
	2024	2023
Segment (1)
Office/Industrial	58.7%	53.7%
Retail	12.1%	11.0%
Model Home	29.2%	35.2%

(1) Includes lease intangibles and the land purchase option related to property acquisitions.

Rental Operating Costs. Rental operating costs were relatively flat at $3.1 million for the six months ended June 30, 2024, compared to approximately $3.0 million for the same period in 2023. Rental operating costs as a percentage of total revenue was 32.6% and 34.3% for the six months ended June 30, 2024 and 2023, respectively.  As of June 30, 2024, our model home assets made up 29.7% of our total real estate assets, which is down from 32.9% as of June 30, 2023.  Model home rental operating costs are relatively low for model home assets as they are leased on a triple net basis. Additionally, for the six months ended June 30, 2024, our gross revenue from model home assets represented approximately 25.9% of our total revenue, compared to 21.6% for the six months ended June 30, 2023.  This percentage is expected to decrease in 2024 as a large number of model homes were sold during the six months ended June 30, 2024.  There were no acquisitions or sales of retail, office or industrial properties during the six months ended June 30, 2024; however, management may explore selling some of our commercial real estate assets over the next 12 months, which could reduce future rental income.

General and Administrative Expenses. G&A expenses for the six months ended June 30, 2024 and 2023 totaled approximately $4.3 million and $3.8 million, respectively. G&A expenses as a percentage of total revenue was 45.7% and 43.6% for the six months ended June 30, 2024 and 2023, respectively.  G&A expenses increased by approximately $0.5 million mainly related to the 2024 annual meeting and settlement with Zuma Capital and certain individuals and entities affiliated or associated with Zuma Capital.  This included additional consulting fees, higher proxy solicitation fees and legal fees, which increased by an aggregate of approximately $0.6 million in 2024 as compared to 2023.  Additionally, stock compensation and bonus accruals increased during the six months ended June 30, 2024 by approximately $0.5 million as compared to the same period in 2023 related to De-SPAC success bonuses to current and former employees. This was slightly offset by the reduction in salaries and employees cost by approximately $0.2 million in 2024 as compared to 2023, and the approximately $0.2 million reduction of D&O insurance related to the SPAC in 2023 that was not consolidated during 2024.

Depreciation and Amortization. Depreciation and amortization expense was approximately $2.7 million for the six months ended June 30, 2024 and 2023.

Asset Impairments. We review the carrying value of each of our real estate properties regularly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the six months ended June 30, 2024, we recognized a non-cash impairment charge of approximately $0.2 million related to model homes. The new impairment charges for the model homes reflects the estimated and actual sales prices for these specific model homes that were sold after the end of each quarter.  This was the result of an abnormally short hold period, less than two years, on model homes purchased in 2022.  The builder changed their product style in the neighborhoods where these model homes are located, in Texas, after we had purchased the homes.  We do not believe these losses are indicative of our overall model home portfolio.  During the six months ended June 30, 2024, we sold 42 model homes for approximately $20.1 million and the Company recognized a net gain of approximately $2.8 million.  We expect to record a net gain on model home sales in the third quarter of 2024 as well. The Company did not recognize a non-cash impairment to our real estate assets during the six months ended June 30, 2023.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges was approximately $3.0 million for the six months ended June 30, 2024, compared to approximately $2.2 million for the same period in 2023. The weighted average interest rate on our outstanding debt was 5.38% and 4.83% as of June 30, 2024 and 2023, respectively.  Mortgage notes payable totaled approximately $102.0 million and $104.2 million as of June 30, 2024 and 2023, respectively.

Gain on Sale of Real Estate Assets, net.  The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. S ee "Significant Transactions in 2024 and 2023 " above for further detail.

Income allocated to non-controlling interests.  Income allocated to non-controlling interests for the six months ended June 30, 2024  and  2023  totaled approximately $2.0 million and $1.5 million, respectively.  This was directly related to the gain on sales of model homes held by  our five affiliated limited partnerships.

Loss on Conduit remeasurement. On April 22, 2024, the Company entered into a lockup agreement with Conduit pursuant to which the Company agreed not to transfer or sell 2,700,000 of its 4,015,250 shares of Conduit common stock for a period of one year.  In consideration Conduit issued the Company Private CDT Warrants to purchase 540,000 shares of common stock at an exercise price of $3.12 per share, the warrant has a two year term and is exercisable one year after the date of issue.  The Private CDT Warrants meet the ASC 321 scope exception for derivative instruments and are accounted for as a derivative under ASC 815. As such, the Private CDT Warrants were recorded at fair value on the date of issuance and subsequently measured at fair value each period, with changes in fair value reported in gain or loss on Conduit Pharmaceuticals marketable securities.  As of April 22, 2024, the Private CDT Warrants were valued at $891,000 based on a Level 3 fair value measurement.  As of  June 30, 2024, the Private CDT Warrants fair value was adjusted to $156,600, and is included in the total Investment in Conduit Pharmaceuticals marketable securities on the June 30, 2024 condensed consolidated balance sheet.  Our investments in Conduit's common stock (3,990,319 shares of CDT) and public common stock warrants (709,000 warrants of CDTTW) presented on the condensed consolidated balance sheets were measured at fair value using Level 1 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $4.3 million as of June 30, 2024. The combined value of our Investment in Conduit Pharmaceuticals marketable securities, including the Private CDT Warrants, totaled $4.4 million as of June 30, 2024. Our investments in Conduit's common stock and public common stock warrants presented on the condensed consolidated balance sheet were measured at fair value using Level 1 market prices as of  December 31, 2023, and totaled approximately  $18.3 million.  In connection with these fair market value adjustments during the  six months ended June 30, 2024, we recorded a net loss on our investment in Conduit of approximately $13.9 million.

Geographic Diversification Tables

The following tables show a list of commercial properties owned by the Company grouped by state and geographic region as of June 30, 2024:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	1	57,807	7.0%	$1,504,401	13.0%
Colorado	5	324,245	39.4%	5,468,689	47.1%
Maryland	1	31,752	3.9%	724,453	6.2%
North Dakota	4	399,113	48.4%	3,560,600	30.7%
Texas	1	10,500	1.3%	342,692	3.0%
Total	12	823,417	100.0%	$11,600,835	100.0%

The following tables show a list of our Model Home properties by geographic region as of June 30, 2024:

Geographic Region	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate of Aggregate % Annual Rent
Southeast	4	9,875	4.1%	$170,256	5.1%
Southwest	76	231,434	95.9%	3,181,860	94.9%
Total	80	241,309	100.0%	$3,352,116	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings from our model home lines of credit, the sale of our investment in Conduit Pharma, and the sale of our equity or issuance of debt securities or bonds.   Our cash and restricted cash at June 30, 2024 was approximately $8.5 million. Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. We also are actively seeking model home investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders.  Future principal payments due on our mortgage notes payables during 2024 total approximately $12.5 million, of which approximately $2.9 million is related to model home properties.  During the next 12 months, our four commercial property loans, Dakota Center, Research Parkway, Arapahoe Service Center and Union Town Center, have mortgage loans with maturity dates, totaling approximately $25.8 million. The loan on the Dakota Center matured on July 6, 2024.  Management has been in negotiations with the special servicer of the loan in modifying and/or extending the loan or possibly selling the building.  As of August 12, 2024, the Company and the lender have not yet agreed to the final outcome.  The lender is expected to visit the property at the end of August.

Management has begun discussions with various lenders to either restructure, extend or refinance the other three loans.  Additionally, management may consider selling these properties if we are unsuccessful in extending the maturity dates or are unable to raise additional funds to pay these non-recourse loans in full.  Only the loan on Research Parkway, for $1.6 million has recourse to the Company.  Management expects certain model homes will be sold, and that the underlying mortgage notes will be paid off with sales proceeds, while other mortgage notes will be refinanced as the Company has done in the past. Additional principal payments will be made with cash flows from ongoing operations.  On December 31, 2022, the lease for our largest tenant at that time, Halliburton, expired.  Halliburton was located in our Shea Center II property in Colorado and did not renew the lease.  We placed approximately $1.1 million in a reserve account with our lender to cover future mortgage payments, if necessary, in connection with Halliburton's vacant space, none of which has been used as of  December 31, 2023. This reserve amount is included in "Cash, cash equivalents and restricted cash" on the condensed consolidated balance sheet.  Our management team is working to fill the 45,535 square foot space and has leased approximately 20% of the space to a tenant during 2023 and has reviewed various third party proposals for the remaining 80%.  As of June 30, 2024, management is pursuing a third party tenant who fits into our long-term plans, however, there is no guarantee we will be successful in signing this new tenant.

While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently.  On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which expired in September 2023. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which shall expire in November 2024. During the year ended December 31, 2023, the Company repurchased 23,041 shares of our Series D Preferred Stock at an average price of approximately $16.06 per share, including a commission of $0.035 per share, and no shares of our Series A Common Stock, for a total cost of $0.4 million for the Series D Preferred Stock. During the six months ended June 30, 2024 we repurchased 10,446 shares of our Series A Common Stock, for a total cost of $7,613, with an average price of approximately $0.73 per share. There were no repurchases of Series D Preferred Stock during the six months ended June 30, 2024. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost.

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

Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments. We believe that the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs. We are continually reviewing our existing portfolio to determine which properties have met our short- and long-term goals and while seeking to reinvest the proceeds in properties with better potential to increase performance. We expect to obtain additional cash in connection with refinancing of maturing mortgages and assumption of existing debt collateralized by some or all of our real property in the future to meet our long-term liquidity needs. If we are unable to arrange a line of credit, borrow on properties, privately place securities or sell securities to the public we may not be able to acquire additional properties to meet our long-term objectives.

For the three and six months ended June 30, 2024, the Company has not declared a cash dividend for the Series A Common stockholders. For the three and six months ended June 30, 2023, the Company declared and paid approximately $0.3 million and $0.6 million in a cash dividend, respectively.  For the three and six months ended June 30, 2024, the Company declared and paid approximately $0.5 million  and $1.1 million in monthly cash dividends, respectively for the Series D Preferred stockholders. For the three and six months ended June 30, 2023, the Company declared and paid approximately $0.5 million and $1.1 million  in monthly cash dividends, respectively.

The Company intends to pay dividends to our common stockholders on a quarterly basis, cash permitting, and on a monthly basis to holders of our Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future dividends. The Company is still considering how much it may declare during 2024 on the Series A Common Stock, as there was no cash dividend declared or paid during the six months ended June 30, 2024.  The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the six months ended June 30, 2024 and 2023.

Series A Common Stock:

Quarter Ended	2024	2023
	Distributions Declared	Distributions Declared
March 31	$-	$0.022
June 30	-	0.023
Total	$-	$0.045

Series D Preferred Stock:

Month	2024	2023
	Distributions Declared	Distributions Declared
January	$0.19531	$0.19531
February	0.19531	0.19531
March	0.19531	0.19531
April	0.19531	0.19531
May	0.19531	0.19531
June	0.19531	0.19531
Total	$1.17186	$1.17186

Our long-term liquidity needs include the proceeds necessary to grow and maintain our portfolio of investments. We believe that the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs. We are continually reviewing our existing portfolio to determine which properties have met our short- and long-term goals and while seeking to reinvest the proceeds in properties with better potential to increase performance. We expect to obtain additional cash in connection with refinancing of maturing mortgages and assumption of existing debt collateralized by some or all of our real property in the future to meet our long-term liquidity needs. If we are unable to arrange a line of credit, borrow on properties, issue debt instruments, privately place securities or sell securities to the public, we may not be able to acquire additional properties to meet our long-term objectives.

Cash Equivalents and Restricted Cash

At June 30, 2024, and December 31, 2023, we had approximately $8.5 million and $6.5 million in cash equivalents, respectively, including $3.2 million and $3.7 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts, short-term bonds and cash held in bank accounts at third-party institutions. During 2024 and 2023, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $1.5 million to 2.0 million of our cash balance is intended for capital expenditures on existing properties, net of any construction financing (some of which is held in deposits reserve accounts by our lenders) during the rest of the year. We intend to use the remainder of our existing cash and cash equivalents for asset/property acquisitions, reduction of principal debt, general corporate purposes, common stock repurchases (if market conditions are met), or dividends to our stockholders.

Secured Debt

As of June 30, 2024, all our commercial properties, except 300 N.P. which has no debt, had fixed-rate mortgage notes payable in the aggregate principal amount of  $75.7 million, collateralized by a total of  11 commercial properties with loan terms at issuance ranging from 5 to 10 years. The weighted-average interest rate on these mortgage notes payable as of June 30, 2024, was approximately 4.97%, and our debt to estimated market value for our commercial properties was approximately  61.4%.  During the next 12 months four of our commercial property loans, totaling approximately $25.8 million, will mature, with an estimated combined loan to value of approximately 61% as of June 30, 2024.

As of June 30, 2024, the Company had fixed-rate mortgage notes payable related to model homes in the aggregate principal amount of $26.3 million, excluding loans eliminated through consolidation, collateralized by a total of 79 Model Homes.  These loans generally have a term at issuance of three to five years. As of June 30, 2024, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $332,588 and 6.58%, respectively. Our debt to estimated market value on all our model home properties is approximately 56.0%, excluding any loans eliminated through consolidation.  We have been able to refinance maturing mortgages to extend maturity dates and we have not experienced any notable difficulties financing our acquisitions.  The Company anticipates that any new mortgages used to acquire commercial properties or model homes in the near future will be at rates higher than our currently weighted average interest rate. As of June 30, 2024, we had issued one promissory note to our majority owned subsidiary, Dubose Model Home Investors 202 LP, for the refinancing of one model home property in Texas, for approximately $0.3  million with an interest rate of 5.55% per annum and maturity date of August 15, 2024. This note payable and note receivable, including interest expense and interest income related to this promissory note, is eliminated through consolidation on our financial statements.

Cash Flow for the six months ended June 30, 2024, and June 30, 2023

Operating Activities: Net cash used in operating activities for the six months ended June 30, 2024, totaled approximately $1.9 million, as compared to cash used in operating activities of $1.6 million for the six months ended June 30, 2023. The change in net cash used in operating activities is mainly due to changes in net income, which fluctuates due to new leases, leasing renewals, tenant move outs and model home sales and acquisitions, as well as changes in non-cash addbacks or subtractions such as straight-line rent.

Investing Activities: Net cash provided by investing activities for the six months ended June 30, 2024, was approximately $13.2 million compared to approximately $105.3 million used in investing activities during the same period in 2023. The change from each period was primarily related to the gross cash withdrawal of approximately $114.1 million during the first quarter of 2023 for SPAC redemptions.  There were no similar transactions during the six months ended June 30, 2024.  Proceeds from the sale of real estate assets total approximately $20.1 million, net of selling costs, while cash used in real estate acquisition and capital improvement totaled approximately $7.0 million, for the six months ended June 30, 2024.

We currently project that we could spend up to $1.5 million to $2.0 million (some of which is held in deposits reserve accounts by our lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio during the rest of the year. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures in the future due to rising construction costs. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities: Net cash used in financing activities during the six months ended June 30, 2024, was $9.3 million compared to $111.5 million provided by financing activities for the same period in 2023 and was primarily due to the following activities for the six months ended June 30, 2024:

•	Proceeds from mortgage notes payable, net of issuance costs totaled approximately $10.7 million.

•	Proceeds from the issuance of Series D Preferred Stock, net of offering costs, totaled approximately $1.2 million.

•	Repayment of mortgage notes payable totaled approximately $17.1 million for the six months ended June 30, 2024.

•	Distributions to noncontrolling interest of approximately $2.6 million for the six months ended June 30, 2024.

•	Dividends paid to Series D Preferred Stockholders of approximately $1.1 million for the six months ended June 30, 2024.

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

Common Stock Warrants:

If all the potential Common Stock Warrants outstanding at June 30, 2024, were exercised at the price of $5.00 per share, gross proceeds to us would be approximately $10.0 million and we would as a result issue an additional 2,000,000 shares of common stock.

Placement Agent Warrants:

If all the potential Placement Agent Warrants outstanding at June 30, 2024, were exercised at the price of $6.25 per share, gross proceeds to us would be approximately $0.5 million and we would as a result issue an additional 80,000 shares of common stock.

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

Series A Warrants:

If all the potential Series A Warrants outstanding at June 30, 2024, were exercised at the price of $7.00 per share, gross proceeds to us would be approximately $101.2 million and we would as a result issue an additional 14,450,069 shares of common stock.

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

Changes in Internal Control over Financial Reporting

We are adding controls around the calculation and preparation of income tax provisions and expenses, we are engaging with third party experts, and will continually identify and monitor the taxable status of each subsidiary for annual reporting.  There were no additional changes in our internal control over financial reporting that occurred during the quarter June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Furthermore, we do not believe that these controls have been impacted by COVID-19 related circumstances, including remote work arrangements with our employees.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Repurchase Program. While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently. On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which expired in September 2023. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which shall expire in November 2024. During the year ended December 31, 2023, the Company repurchased 23,041 shares of our Series D Preferred Stock at an average price of approximately $16.06 per share, including a commission of $0.035 per share, and no shares of our Series A Common Stock, for a total cost of $0.4 million for the Series D Preferred Stock. During the six months ended June 30, 2024 we repurchased 10,446 shares of our Series A Common Stock, for a total cost of $7,613, with an average price of approximately $0.73 per share. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost. There were no repurchases of Series D Preferred Stock during the six months ended June 30, 2024. The repurchased shares will be treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders' equity at cost. The following table contains information for shares of common stock repurchased during the six months ended June 30, 2024.

Stock repurchases for Series A Common Stock.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2024	—	$—	—	$6,000,000
February 2024	—	—	—	6,000,000
March 2024	—	—	—	6,000,000
April 2024	—	—	—	6,000,000
May 2024	—	—	—	6,000,000
June 2024	10,446	0.73	10,446	5,992,387
Total	10,446	$0.73	10,446	$5,992,387

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Articles Supplementary classifying and designating 80,000 shares of the Series D Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Commission on June 24, 2024).
10.1	Cooperation Agreement by and between Presidio Property Trust, Inc. and Zuma Capital Management, LLC and the other parties named as signatories thereto, dated May 9, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on May 10, 2024).
10.2	Underwriting Agreement dated June 20, 2024, by and between the Company and The Benchmark Company, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed with the Commission on June 24, 2024).
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024.

31.2

Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024.

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

Date: August 14, 2024	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

	By:	/s/ Ed Bentzen
	Name:	Ed Bentzen
	Title:	Chief Financial Officer