Form 10-Q
period 2024-09-30
Presidio Property Trust, Inc.
filed 2024-11-19
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

At November 18, 2024, registrant had issued and outstanding 14,404,308 shares of its Series A Common Stock, $0.01 par value per share.

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$17,525,059	$21,660,644
Buildings and improvements	116,284,225	133,829,416
Tenant improvements	18,493,786	17,820,948
Lease intangibles	3,475,531	4,110,139
Real estate assets and lease intangibles held for investment, cost	155,778,601	177,421,147
Accumulated depreciation and amortization	(37,710,504)	(38,725,356)
Real estate assets and lease intangibles held for investment, net	118,068,097	138,695,791
Real estate assets held for sale, net	13,347,113	5,459,993
Real estate assets, net	131,415,210	144,155,784
Other assets:
Cash, cash equivalents and restricted cash	7,199,448	6,510,428
Deferred leasing costs, net	1,582,820	1,657,055
Goodwill	1,574,000	1,574,000
Investment in Conduit Pharmaceuticals marketable securities (see Notes 2 & 9)	481,219	18,318,521
Deferred tax asset	346,762	346,762
Other assets, net (see Note 6)	3,245,771	3,400,088
Total other assets	14,430,020	31,806,854
TOTAL ASSETS	$145,845,230	$175,962,638
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$91,758,522	$103,685,444
Mortgage notes payable related to properties held for sale, net	10,560,697	4,027,829
Mortgage notes payable, total net	102,319,219	107,713,273
Accounts payable and accrued liabilities	3,497,588	4,770,845
Accrued real estate taxes	1,656,919	1,953,087
Dividends payable	195,310	174,011
Lease liability, net	70,122	16,086
Below-market leases, net	9,535	13,266
Total liabilities	107,748,693	114,640,568

Commitments and contingencies (see Note 10)
Equity:
Series D Preferred Stock, $0.01 par value per share; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding (liquidation preference $25.00 per share) as of September 30, 2024 and 890,946 shares issued and outstanding as of December 31, 2023	10,000	8,909
Series A Common Stock, $0.01 par value per share, 100,000,000 shares authorized; 12,369,645 shares and 12,265,061 shares were issued and outstanding at September 30, 2024 and December 31, 2023, respectively	123,696	122,651
Additional paid-in capital	185,712,362	182,331,408
Dividends and accumulated losses	(156,309,316)	(131,508,785)
Total stockholders' equity before noncontrolling interest	29,536,742	50,954,183
Noncontrolling interest	8,559,795	10,367,887
Total equity	38,096,537	61,322,070
TOTAL LIABILITIES AND EQUITY	$145,845,230	$175,962,638

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Rental income	$4,474,833	$4,262,790	$13,156,881	$12,534,431
Fees and other income	248,541	221,384	943,095	615,107
Total revenue	4,723,374	4,484,174	14,099,976	13,149,538
Costs and expenses:
Rental operating costs	1,598,015	1,478,479	4,654,087	4,452,628
General and administrative	1,629,919	1,635,610	5,917,286	5,413,413
Depreciation and amortization	1,455,882	1,351,705	4,158,270	4,054,109
Impairment of real estate assets	697,146	—	893,939	—
Total costs and expenses	5,380,962	4,465,794	15,623,582	13,920,150
Other income (expense):
Interest expense - mortgage notes	(1,473,528)	(1,375,199)	(4,514,579)	(3,579,381)
Interest and other income, net	5,263	254,486	15,116	1,394,687
Gain on sales of real estate, net	361,151	757,285	3,191,149	2,294,574
Net loss in Conduit Pharmaceuticals marketable securities (see footnote 9)	(3,932,770)	(17,682,154)	(17,821,437)	(17,682,154)
Gain on deconsolidation of SPAC (see footnote 9)	—	40,321,483	—	40,321,483
Income tax (benefit) expense	(6,911)	(134,620)	(167,496)	(632,147)
Total other (expense) income, net	(5,046,795)	22,141,281	(19,297,247)	22,117,062
Net income (loss)	(5,704,383)	22,159,661	(20,820,853)	21,346,450
Less: Income attributable to noncontrolling interests	(355,153)	(673,279)	(2,328,386)	(2,155,212)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$(6,059,536)	$21,486,382	$(23,149,239)	$19,191,238
Less: Preferred Stock Series D dividends	(585,930)	(527,873)	(1,651,293)	(1,595,606)
Net income (loss) attributable to Presidio Property Trust, Inc. common stockholders	$(6,645,466)	$20,958,509	$(24,800,532)	$17,595,632

Net income (loss) per share attributable to Presidio Property Trust, Inc. common stockholders:
Basic & Diluted	$(0.53)	$1.77	$(2.00)	$1.49

Weighted average number of common shares outstanding - basic & diluted	12,476,567	11,851,343	12,399,798	11,841,847

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2023	890,946	$8,909	12,265,061	$122,651	$182,331,408	$(131,508,785)	$50,954,183	$10,367,887	$61,322,070
Net (loss) income	—	—	—	—	—	(5,241,663)	(5,241,663)	1,503,868	(3,737,795)
Dividends to Series D preferred stockholders	—	—	—	—	—	(522,032)	(522,032)	—	(522,032)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(1,603,357)	(1,603,357)
Restricted stock-based compensation	—	—	—	—	317,077	—	317,077	—	317,077
Issuance of stock-based compensation Series A Common Stock	—	—	164,078	1,640	223,204	—	224,844	—	224,844
Balance, March 31, 2024	890,946	$8,909	12,429,139	$124,291	$182,871,689	$(137,272,480)	$45,732,409	$10,268,398	$56,000,807
Net (loss) income	—	—	—	—	—	(11,848,040)	(11,848,040)	469,365	(11,378,675)
Dividends to Series D preferred stockholders	—	—	—	—	—	(543,331)	(543,331)	—	(543,331)
Distributions	—	—	—	—	—	—	—	(1,002,976)	(1,002,976)
Issuance of preferred stock Series D preferred stock, net of issuance costs	109,054	1,091	—	—	1,194,764	—	1,195,855	—	1,195,855
Restricted stock-based compensation	—	—	—	—	343,108	—	343,108	—	343,108
Repurchase of Series A Common Stock, at cost	—	—	(10,446)	(104)	(7,509)	—	(7,613)	—	(7,613)
Balance, June 30, 2024	1,000,000	$10,000	12,418,693	$124,187	$184,402,052	$(149,663,851)	$34,872,388	$9,734,787	$44,607,175
Net (loss) income	—	—	—	—	—	(6,059,536)	(6,059,536)	355,153	(5,704,383)
Dividends to Series D Preferred Stockholders	—	—	—	—	—	(585,929)	(585,929)	—	(585,929)
Distributions	—	—	—	—	—	—	—	(477,566)	(477,566)
Restricted stock-based compensation	—	—	—	—	347,021	—	347,021	—	347,021
Issuance of Series A Common Stock	—	—	78,215	782	1,051,797	—	1,052,579	(1,052,579)	—
Repurchase of Series A Common Stock, at cost	—	—	(127,263)	(1,273)	(88,508)	—	(89,781)	—	(89,781)
Balance, September 30, 2024	1,000,000	$10,000	12,369,645	$123,696	$185,712,362	$(156,309,316)	$29,536,742	$8,559,795	$38,096,537

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2022	913,987	$9,140	11,807,893	$118,079	$182,122,213	$(138,341,750)	$43,907,682	$9,013,446	$52,921,128
Net (loss) income	—	—	—	—	—	(995,540)	(995,540)	387,081	(608,459)
Dividends paid to Series A common stockholders	—	—	—	—	—	(287,655)	(287,655)	—	(287,655)
Dividends to Series D preferred stockholders	—	—	—	—	—	(535,448)	(535,448)	—	(535,448)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(518,642)	(518,642)
Remeasurement of SPAC shares to redemption value	—	—	—	—	(158,900)	—	(158,900)	—	(158,900)
Accrued excise tax on SPAC redemptions	—	—	—	—	(1,140,683)	—	(1,140,683)	—	(1,140,683)
Restricted stock-based compensation					232,106		232,106	—	232,106
Repurchase of Series D preferred stock, at cost	(386)	(4)	—	—	(6,943)	—	(6,947)	—	(6,947)
Issuance of stock-based compensation Common Stock	—	—	27,371	274	28,466	—	28,740	—	28,740
Balance, March 31, 2023	913,601	$9,136	11,835,264	$118,353	$181,076,259	$(140,160,393)	$41,043,355	$8,881,885	$49,925,240
Net (loss) income	—	—	—	—	—	(1,299,604)	(1,299,604)	1,094,852	(204,752)
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(302,496)	(302,496)	—	(302,496)
Dividends to Series D preferred stockholders	—	—	—	—	—	(532,285)	(532,285)	—	(532,285)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(1,442,668)	(1,442,668)
Remeasurement of SPAC shares to redemption value	—	—	—	—	(247,094)	—	(247,094)	—	(247,094)
Restricted stock-based compensation					228,657		228,657	—	228,657
Repurchase of Series D preferred stock, at cost	(12,226)	(122)	—	—	(204,803)	—	(204,925)	—	(204,925)
Vesting of Common Stock	—	—	14,446	144	50,855	—	50,999	—	50,999
Balance, June 30, 2023	901,375	$9,014	11,849,710	$118,497	$180,903,874	$(142,294,778)	$38,736,607	$8,534,069	$47,270,676
Net income	—	—	—	—	—	21,486,382	21,486,382	673,279	22,159,661
Vesting of restricted stock	—	—	10,016	100	17,027	—	17,127	—	17,127
Dividends paid to Series A Common Stockholders	—	—	—	—	—	(302,495)	(302,495)	—	(302,495)
Dividends to Series D Preferred Stockholders	—	—	—	—	—	(527,873)	(527,873)	—	(527,873)
Reversal of accrued excise tax on SPAC redemptions prior to deconsolidation	—	—	—	—	1,140,683	—	1,140,683	—	1,140,683
Restricted stock-based compensation					270,564		270,564	—	270,564
Repurchase of Series D Preferred Stock, at cost	(2,435)	(25)	—	—	(38,873)	—	(38,898)	—	(38,898)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(1,052,521)	(1,052,521)
Balance, September 30, 2023	898,940	$8,989	11,859,726	$118,597	$182,293,275	$(121,638,764)	$60,782,097	$8,154,827	$68,936,924

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(20,820,853)	$21,346,450
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,158,270	4,054,109
Stock compensation	1,232,050	828,193
Bad debt expense	—	27,729
Gain on sale of real estate assets, net	(3,191,149)	(2,294,574)
Gain on deconsolidation of SPAC investment	—	(40,321,483)
Net loss in Conduit Pharmaceuticals fair value marketable securities	17,821,437	17,682,154
Net loss (gain) in fair value marketable securities	560	(169,530)
Net gain in fair value SPAC Trust Account	—	(1,209,542)
Impairment of real estate assets	893,939	—
Amortization of financing costs	286,491	263,863
Amortization of below-market leases	(3,731)	(3,731)
Amortization of deferred leasing costs	5,808	5,808
Straight-line rent adjustment	(113,491)	(280,619)
Changes in operating assets and liabilities:
Other assets	158,524	(92,877)
Accounts payable and accrued liabilities	(1,172,517)	(472,157)
Accounts payable and accrued liabilities for the SPAC	—	652,577
Accrued real estate taxes	(296,168)	(373,343)
Net cash (used in) provided by operating activities	(1,040,830)	(356,973)
Cash flows from investing activities:
Real estate acquisitions	(9,729,351)	(13,715,923)
Additions to buildings and tenant improvements	(1,939,641)	(1,966,868)
Investment in marketable securities	—	(2,083,328)
Proceeds from sale of marketable securities	60,467	2,302,456
Investment of SPAC IPO proceeds into Trust Account	—	(624,998)
Withdrawals from Trust Account for SPAC taxes	—	832,480
Withdrawals from Trust Account for Redemption of SPAC Shares	—	137,157,011
Proceeds from sales of real estate, net	22,273,254	7,113,065
Net cash provided by investing activities	10,664,729	129,013,895
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	13,602,291	13,400,934
Repayment of mortgage notes payable	(18,900,440)	(7,885,953)
Distributions to noncontrolling interests, net	(3,083,899)	(3,013,831)
Redemption of SPAC shares	—	(137,157,011)
Issuance of Series D Preferred Stock, net of offering costs	1,195,855	—
Repurchase of Series A Common Stock, at cost	(97,394)	—
Repurchase of Series D Preferred Stock, at cost	—	(250,770)
Dividends paid to Series D Preferred Stockholders	(1,651,292)	(1,595,606)
Dividends paid to Series A Common Stockholders	—	(892,646)
Net cash used in financing activities	(8,934,879)	(137,394,883)
Net change in cash, cash equivalents and restricted cash	689,020	(8,737,961)
Cash, cash equivalents and restricted cash - beginning of period	6,510,428	16,516,725
Cash, cash equivalents and restricted cash - end of period	$7,199,448	$7,778,764
Supplemental disclosure of cash flow information:
Interest paid-mortgage notes payable	$4,064,414	$3,637,980
Paid additions to building and tenant improvements from prior year	$295,567	$—
Income taxes paid	$71,546	$—
Non-cash investing activities:
Private warrants from Conduit Pharmaceuticals	$642,600	$—
Non-cash financing activities:
Issuance of Series A Common Stock for minority interest	$1,052,579	$—
Unpaid additions to buildings and tenant improvements included in accounts payable	$30,204	$850,918
Dividends payable - Common Stock Series A	$—	$302,495
Dividends payable - Preferred Stock Series D	$195,310	$175,758

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2024

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

The Company or one of its affiliates operates the following partnerships during the periods covered by these consolidated financial statements:

•	The Company is the sole general partner and limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), both of which, at September 30, 2024, had ownership interests in an entity that owns income producing real estate. The Company refers to these entities collectively as the "NetREIT Partnerships".

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

Liquidity. The Company's anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings, and the sale of equity or debt securities. Future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements on our commercial buildings, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. The Company is also seeking investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. If necessary, the Company may seek other short-term liquidity alternatives, such as bridge loans, refinancing property loans or a bank line of credit depending on the credit environment.  See note 11 Stockholders' Equity for additional information on sale of securities.

Short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of existing mortgages, completing tenant improvements on our commercial buildings, paying leasing commissions, distributions to non controlling interests, and funding dividends, if any, to stockholders. Future principal payments due on mortgage notes payables, during 2024 and 2025 total approximately $11.7 million and $37.5 million, respectively, of which $2.3 million in 2024 and $8.9 million in 2025 are related to model home properties. See Note 7. Mortgage Notes Payable for additional information on the Dakota Center loan that matured on  July 6, 2024. Management expects certain model home properties can be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes can be refinanced, as the Company has historically been able to do in the past with all model home properties. Additional principal payments will be made with cash flows from ongoing operations.

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

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in the 2023 year end Annual Report. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s 2023 year end Annual Report.

Basis of Presentation. The accompanying consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position as of September 30, 2024, and  December 31, 2023, as well as results of our operations, and cash flows as of, and for the nine months ended September 30, 2024 and 2023, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, due to real estate market fluctuations, available mortgage lending rates and other unknown factors. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 2023 year end Annual Report. The consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements included in the 2023 year end Annual Report.

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

Use of Estimates. The consolidated financial statements were prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates include, private warrants, the allocation of purchase price paid for property acquisitions between the components of land, building and intangible assets acquired including their useful lives, valuation of long-lived assets, and the allowance for doubtful accounts, which is based on an evaluation of the tenants’ ability to pay. Actual results could differ from those estimates.

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

The value attributable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net increase in rental income of approximately $1,244 and $3,731 in each period for the three and nine months ended September 30, 2024 and for the three and nine months ended September 30, 2023.

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

The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third-party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $4,382 and $13,145 during each period for the three and nine months ended September 30, 2024 and for the three and nine months ended September 30, 2023.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third-party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At September 30, 2024 and  December 31, 2023, the Company had net deferred leasing costs of approximately $1.6 million and $1.7 million, respectively. Total amortization expense for the three and nine months ended September 30, 2024, was approximately $125,302 and $369,401, respectively. Total amortization expense for the three and nine months ended September 30, 2023, was approximately $123,408 and $351,559, respectively.

Cash Equivalents and Restricted Cash. At September 30, 2024 and December 31, 2023, we had approximately $7.2 million and $6.5 million in cash, cash equivalents and restricted cash, respectively, of which approximately $3.5 million and $3.7 million represented restricted cash, respectively.  The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds and short-term bonds. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At September 30, 2024 and  December 31, 2023, the Company had approximately $1.3 million and $0.7 million, respectively, in deposits in financial institutions that exceeded the federally insurable limits. Restricted cash consists of cash held in escrow by lenders pursuant to certain lender agreements, which are for payment of property taxes, insurance, leasing costs, future debt payments, and capital expenditures.

Real Estate Held for Sale and Discontinued Operations. We generally reclassify assets to "held for sale" when the disposition has been approved, it is available for immediate sale in its present condition, we are actively seeking a buyer, and the disposition is considered probable within one year.  Additionally, real estate sold during the current period is classified as “real estate assets held for sale” for all prior periods presented in the accompanying consolidated financial statements. Mortgage notes payable related to the real estate sold during the current period are classified as “mortgage notes payable related to properties held for sale” for all prior periods presented in the accompanying consolidated financial statements. Additionally, we record the operating results related to real estate that has been disposed of as discontinued operations for all periods presented if the operations have been eliminated and represent a strategic shift and we will not have any significant continuing involvement in the operations of the property following the sale.  As of September 30, 2024, two commercial properties, Union Town Center and Research Parkway, met the criteria to be classified as "held for sale", and 5 model homes were classified as "held for sale".

Deferred Offering Costs. Deferred offering costs represent legal, accounting and other direct costs related to our offerings. As of September 30, 2024 and December 31, 2023, we have incurred approximately zero and $5,000, respectively, in deferred offering costs as of the end of each period related to our registration statement on Form S-3.

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

We review the carrying value of each of our real estate properties regularly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three and nine months ended September 30, 2024, we recognized non-cash impairment charges of approximately $0.7 million and $0.9 million, respectively, with approximately $0.2 million related to model homes and approximately $0.7 million related to our Dakota Center property.

The new impairment charges for the model homes, during the three months ended  September 30, 2024, reflects the estimated sales prices for these specific model homes in October and  November 2024 as a result of an abnormally short hold period, less than two years, on model homes purchased in 2022.  The total impairment chargers on model homes during the three and nine months ended September 30, 2024 was approximately $41,656 and $238,449, respectively. The builder changed their product style in the neighborhoods where these model homes are located, in Texas, after we had purchased the homes.  We do not believe these losses are indicative of our overall model home portfolio.  As noted below in footnote 3 - Recent Real Estate Transactions, during the nine months ended September 30, 2024, we sold 46 model homes for approximately $22.3 million, net of sales costs, and the Company recognized a net gain of approximately $3.2 million.  The Company did not recognize a non-cash impairment to our real estate assets during the three and nine months ended September 30, 2023.

The Dakota Center property impairment of approximately $0.7 million, is related to the maturing of our non-recourse real estate loan in July 2024 and the Company not being able to come to an agreement with the current lender on a modification or extension.  In October 2024, we and the lender agreed to offer the property for sale with net proceeds being applied to pay off the loan balance, accrued interest and fees.  Excess proceeds, if any, will go to the Company, while a shortfall of proceeds from the sale to pay down the lender will not be the Company's responsibility.

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

Additionally, in an inactive market, a market price quoted from an independent third-party may rely more on models with inputs based on information available only to that independent third-party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. As of September 30, 2024, we did not hold any marketable securities, excluding our investments in Conduit's common stock and common stock warrants.  As of  December 31, 2023, our marketable securities (excluding our investments in Conduit's common stock and common stock warrants), held at a third party broker, presented on the consolidated balance sheets within other assets were measured at fair value using Level 1 market prices and totaled approximately $45,149, with a cost basis of approximately  $40,315. There were no financial liabilities measured at fair value as of September 30, 2024 and December 31, 2023.

On April 22, 2024, the Company entered into a lockup agreement with Conduit pursuant to which the Company agreed not to transfer or sell 2,700,000 of its 4,015,250 shares of Conduit common stock for a period of one year.  In consideration for entering into the lockup agreement, Conduit issued the Company a warrant ("Private CDT Warrants") to purchase 540,000 shares of common stock at an exercise price of $3.12 per share, with a two year term and exercisable one year after the date of issue.  The Private CDT Warrants meet the ASC 321, Investments - Equity Securities ("ASC 321") scope exception for derivative instruments and are accounted for as a derivative under ASC 815, Derivatives and Hedging ("ASC 815"). As such, the Private CDT Warrants were recorded at fair value on the date of issuance and subsequently measured at fair value each period, with changes in fair value reported in gain or loss on Conduit Pharmaceuticals marketable securities.  As of April 22, 2024, the Private CDT Warrants were valued at $891,000 based on a Level 3 fair value measurement.  As of  September 30, 2024, the Private CDT Warrants fair value was adjusted to zero, and is included in the total Investment in Conduit Pharmaceuticals marketable securities on the September 30, 2024 consolidated balance sheet.  Our investments in Conduit's common stock (CDT) and public common stock warrants (CDTTW) presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, taking into account the adoption of ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $0.5 million as of September 30, 2024. The combined value of our Investment in Conduit Pharmaceuticals marketable securities, including the Private CDT Warrants, totaled $0.5 million as of September 30, 2024. Our investments in Conduit's common stock and public common stock warrants presented on the consolidated balance sheet were measured at fair value using Level 1 market prices as of  December 31, 2023, and totaled approximately $18.3 million.  The adjustments to the fair value of our investment in Conduit Pharmaceuticals marketable securities are recorded in net loss in Conduit Pharmaceuticals marketable securities on our consolidated statement of operations.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Common Stock Warrants	2,000,000	2,000,000	2,000,000	2,000,000
Placement Agent Warrants	80,000	80,000	80,000	80,000
Series A Warrants	14,450,069	14,450,069	14,450,069	14,450,069
Unvested Restricted Common Stock Grants	2,034,663	1,292,238	2,034,663	1,292,238

Total potentially dilutive shares	18,564,732	17,822,307	18,564,732	17,822,307

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

Following the completion of the Murphy Canyon IPO in January 2022, we determined that Murphy Canyon was a VIE in which we had a variable interest because we participated in its formation and design, manage the significant activities, and Murphy Canyon did not have enough equity at risk to finance its activities without additional subordinated financial support. We have also determined that Murphy Canyon's public stockholders did not have substantive rights, and their equity interest constituted temporary equity, outside of permanent equity, in accordance with ASC 480-10-S99-3A. As such, we have concluded that, prior to the business combination, we were the primary beneficiary of Murphy Canyon as a VIE, as we had the right to receive benefits or the obligation to absorb losses of the entity, as well as the power to direct a majority of the activities that significantly impacted Murphy Canyon's economic performance. Since we were the primary beneficiary, Murphy Canyon was consolidated into our consolidated financial statements. See Note 9 Investment in Conduit Pharmaceuticals for additional details regarding Murphy Canyon.

Shares Subject to Possible Redemption. Given that the shares of Murphy Canyon Class A common stock issued to investors in its IPO were issued with other freestanding instruments (i.e., public warrants which were classified as permanent equity as described below), the proceeds and initial carrying value of the Class A common stock classified as temporary equity was allocated in accordance with ASC 470-20. The Murphy Canyon Class A common stock was subject to ASC 480-10-S99. In addition, because it was probable that the equity instrument would become redeemable, we had the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it became probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occurred and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We elected to recognize the accretion resulting from changes in redemption value immediately during the three months ended March 31, 2022, and every quarter since then, until September 22, 2023 as noted above.  See Note 9 Investment in Conduit Pharmaceuticals for additional details regarding Murphy Canyon.

Immaterial Error Corrections. During the second quarter of 2024, management determined that its prior treatment of accruing restricted compensation expense as a liability and included in accounts payable and accrued liabilities on the consolidated balance sheets should be treated differently. Management determined that the restricted stock compensation should be treated as equity and included in additional paid in capital in the Company’s accompanying consolidated balance sheet for the prior years in accordance with ASC 718. Compensation - Stock Compensation. Accordingly, the Company’s accompanying consolidated balance sheets and consolidated statements of changes in equity as of December 31, 2022, and December 31, 2023, respectively, and for the three months ended March 31, 2023, June 30, 2023, and March 31, 2024, respectively, reflects an adjustment to include restricted stock compensation.

On the balance sheet as of December 31, 2023, accounts payable and accrued liabilities reflects a reduction of $21,189 and additional paid-in capital reflects an increases of $21,189.  On the consolidated statements of changes in equity, the three months ended March 31, 2023,  June 30, 2023 and September 30, 2023 reflect the addition of restricted stock compensation of $232,106, $228,657, and $270,564, respectively, and the three months ended March 31, 2024 includes restricted stock compensation of $317,077. The corrections did not affect Consolidated Statements of Operations or Consolidated Statements of Cash Flows in any prior periods.

During the third quarter of 2024, management determined that the consolidated statements of cash flows for the nine months ended September 30, 2023 and the year ended December 31, 2023, overstated the amount of cash outflows for building and tenant improvements as a portion of those additions were in accounts payable at the end of each period. For the nine months ended September 30, 2023 and the year ended December 31, 2023, $850,918 and $295,567, respectively, should have been disclosed as a supplemental disclosure of cash flow information as unpaid building and tenant improvements. These errors impact  the consolidated statement of cash flows and do not affect the consolidated balance sheets, consolidated statement of operations and consolidated statements of changes in equity.

As such, the Company’s consolidated statement of cash flows for the nine months ended September 30, 2023, reflects an adjustment to reduce cash outflows for unpaid building and tenant improvements. For the nine months ended September 30, 2023, net cash provided by operating activities, as previously reported, of $488,137 was reduced by $850,918 and net cash provided by investing activities, as previously reported, of $128,168,785 was increased by $850,918.  Additionally, the $295,567 of unpaid building and tenant improvements that were recorded in accounts payable as of December 31, 2023, and paid in January 2024, are included in the statement of cash flows for the nine months ended September 30, 2024.

The effect of correcting the errors in operating and investing cash flows for unpaid building and tenant improvements for the three months ended March 31, 2024 was $48,207 and for the six months ended June 30, 2024 was $204,054, which will be reflected in the Company’s interim financial statements the next time these periods are presented.

Reclassifications. Certain prior year balance sheet, statement of operations and statement of cash flows accounts have been reclassified to conform with the current year presentation. The reclassifications did not affect net income in the prior year's consolidated statement of operations.

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

In August 2023, FASB issued Accounting Standards Update ("ASU") ASU 2023-05, "Business Combinations - Joint Venture Formations (Subtopic 805- 60): Recognition and Initial Measurement" ("ASU 2023-05"). ASU 2023-05 addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statements. Prior to the amendment, the FASB did not provide specific authoritative guidance on the initial measurement of assets and liabilities assumed by a joint venture upon its formation. ASU 2023-05 requires a joint venture to recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. The Company has elected not to early adopt ASU 2023-05 and does not expect the adoption will have a significant impact on our consolidated financial statements.

In March 2024, the SEC issued final climate-disclosure rules to enhance and standardize climate‐related disclosures by public companies. With regards to financial statements, the rules requires disclosure of (i) capitalized costs, expenditures expensed, charges, and losses incurred as a result of severe weather events and other natural conditions, subject to applicable one percent and de minimis disclosure thresholds; (ii) capitalized costs, expenditures expensed, and losses related to carbon offsets and renewable energy credits or certificates (RECs) if used as a material component of a company's plans to achieve its disclosed climate-related targets or goals; and (iii) if the estimates and assumptions the company uses to produce the financial statements were materially impacted by risks and uncertainties associated with severe weather events and other natural conditions or any disclosed climate-related targets or transition plans, a qualitative description of how the development of such estimates and assumptions was impacted. The rules are effective for annual periods beginning January 1, 2025 and are to be applied prospectively. On April 4, 2024, the SEC voluntarily stayed the rules pending judicial review as a result of litigation.

In November 2024, FASB issued Accounting Standards Update ASU 2024-03, Income Statement—Reporting Comprehensive, Income—Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses (“ASU 2024-03”).  This ASU is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development).  The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We have not yet adopted ASU 2024-03 and are currently evaluating the impact on our financial statement disclosures.

3. RECENT REAL ESTATE TRANSACTIONS

Acquisitions during the nine months ended September 30, 2024:

•	The Company acquired 19 model homes for approximately $9.7 million. The purchase price was paid through cash payments of approximately $3.0 million and mortgage notes of approximately $6.7 million.

Acquisitions during the nine months ended September 30, 2023:

•	The Company acquired 25 model homes for approximately $13.7 million. The purchase price was paid through cash payments of approximately $4.2 million and mortgage notes of approximately $9.5 million.

Dispositions during the nine months ended September 30, 2024:

•	The Company sold 46 model homes for approximately $22.3 million, net of sales costs, and recognized a gain of approximately $3.2 million.

Dispositions during the nine months ended September 30, 2023:

•	The Company sold 15 model homes for approximately $7.8 million, net of sales costs, and recognized a gain of approximately $2.3 million.

4. REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, retail, and triple-net leased model home properties.  We have five commercial properties located in Colorado, four in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are located in three states. As of September 30, 2024, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial property (“Office/Industrial Properties”) which total approximately 758,175 rentable square feet (unaudited);

•	Three retail shopping centers (“Retail Properties”) which total approximately 65,242 rentable square feet (unaudited); and

•

83 model home residential properties (“Model Homes” or “Model Home Properties”), totaling approximately 251,602 square feet (unaudited), leased back on a triple-net basis to homebuilders, that are owned by five affiliated limited partnerships and one wholly-owned corporation, all of which we control.  As of  September 30, 2024, all of the model homes in Dubose Model Home Investors #206, LP had been sold.

A summary of the properties owned by the Company, including their lease intangibles, as of September 30, 2024 and  December 31, 2023 is as follows:

	Date		Real estate assets and lease intangibles, net
Property Name	Acquired	Location	September 30, 2024	December 31, 2023
Genesis Plaza (1)	August 2010	San Diego, CA	$7,216,589	$7,542,725
Dakota Center (2)	May 2011	Fargo, ND	8,268,657	9,201,883
Grand Pacific Center (3)	March 2014	Bismarck, ND	8,556,365	8,274,454
Arapahoe Center	December 2014	Centennial, CO	9,408,010	9,341,991
Union Town Center (4)	December 2014	Colorado Springs, CO	8,917,143	8,918,742
West Fargo Industrial	August 2015	Fargo, ND	6,626,155	6,819,765
300 N.P.	August 2015	Fargo, ND	2,711,700	2,774,176
Research Parkway (4)	August 2015	Colorado Springs, CO	2,220,283	2,266,173
One Park Center (5)	August 2015	Westminster, CO	5,651,067	5,700,000
Shea Center II (6)	December 2015	Highlands Ranch, CO	18,835,122	19,367,289
Mandolin (7)	August 2021	Houston, TX	4,623,490	4,692,274
Baltimore	December 2021	Baltimore, MD	8,297,634	8,466,165
Commercial properties			91,332,215	93,365,637
Model Home properties (8)	2017 - 2024	AZ, FL, IL, TX, WI	40,082,995	50,790,147
Total real estate assets and lease intangibles, net			$131,415,210	$144,155,784

(1)

Genesis Plaza is owned by two tenants-in-common, NetREIT Genesis and NetREIT Genessis II, each of which own 57% and 43%, respectively, and we beneficially own an aggregate of 92.0%, based on our ownership of each entity.  We have 100% ownership of NetREIT Genesis and 81.5% ownership of NetREIT Genesis II, and we have control of both entities.  During July 2024 the Company completed a minority ownership conversion option as result of a death in a noncontrolling trust within NetREIT Genesis II.  The Company issued the trust 78,215 shares of SQFT Series A Common Stock in exchange for their 36.4% ownership in NetREIT Genesis II, as per the original exchange agreement.

(2)

The non-recourse loan on the Dakota Center property matured on July 6, 2024.  During October 2024, management has agreed with the lender to sell the property to settle the loan balance.  Due to the uncertainties in the Fargo market, we have impaired the property’s book value and recorded an impairment charge of approximately $0.7 million as of  September 30, 2024.

(3)

Grand Pacific Center, Bismarck, ND, was removed from held-for-sale after signing a major lease with KLJ Engineering on December 7, 2022 for approximately 33,296 usable square feet, a term of 122 months, and starting annualized rent of $532,736.  KLJ Engineering moved into the building during December 2023, with rent that commenced on February 28, 2024.

(4)

As of September 30, 2024, Union Town Center and Research Parkway have been listed for sale, and included in the real estate assets held for sale, net on the consolidated balance sheet as of September 30, 2024.  We expect a sale to take place during the fourth quarter of 2024, prior to the maturity of their loans.  If the sales take longer than expected, we have options available to extend the maturity of the loans to accommodate for a longer sales period.

(5)

During the year ended December 31, 2023, we recorded a $2.0 million impairment charge for One Park Center that reflects management’s revised estimate of the fair market value based on sales comparable of like properties in the same geographical area as well as an evaluation of future cash flows or an executed purchase sale agreement.  No additional impairment was deemed necessary during the nine months ended September 30, 2024.

(6)

On December 31, 2022, the lease for our largest tenant, Halliburton, expired.  Halliburton was located in our Shea Center II property in Colorado, and made up approximately $536,080 of our annual base rent.  Halliburton did not renew the lease and we placed approximately $1.1 million in a reserve account with our lender to cover future mortgage payments, if necessary, none of which has been used as of December 31, 2023.  Our management team is working to fill the 45,535 square foot space and has leased approximately 35% of the space to a tenant during 2023 and 2024 and has reviewed various proposals for the remaining 65%. As of September 30, 2024, management is pursuing third party tenants who fit into our long-term plans, however, there is no guarantee we will be successful in signing new tenants.

(7)

A portion of the proceeds from the sale of Highland Court were used in like-kind exchange transactions pursued under Section 1031 of the Code for the acquisition of our Mandolin property. Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.

(8)

Includes Model Homes listed as held for sale as of September 30, 2024 and December 31, 2023.  During the three and nine months ended September 30, 2024, we recorded an impairment charge for model homes totaling $41,656 and $238,449, respectively, which reflects the estimated sales prices for these specific model homes after the closing of each quarter in 2024.  The short hold period, less than two years, and the builder changing their model style after we purchased the homes, contributed to the lower than expected sales price.

For the three and nine months ended September 30, 2024 depreciation expense totaled approximately $1.3 million and $3.8 million, respectively. For the three and nine months ended September 30, 2023 depreciation expense totaled approximately $1.2 million and $3.7 million, respectively.

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	September 30, 2024			December 31, 2023
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$2,515,264	$(2,502,353)	$12,911	$2,515,264	$(2,495,016)	$20,248
Leasing costs	1,261,390	(1,250,143)	11,247	1,261,390	(1,244,335)	17,055
Above-market leases	—	—	—	333,485	(333,485)	—
	$3,776,654	$(3,752,496)	$24,158	$4,110,139	$(4,072,836)	$37,303

At  September 30, 2024, and  December 31, 2023, there were no gross lease intangible assets and accumulated amortization related to the lease intangible assets included in real estate assets held for sale.

The net value of acquired intangible liabilities was approximately $9,535 and $13,266 relating to below-market leases at  September 30, 2024 and  December 31, 2023, respectively.

Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

2024	$4,382
2025	15,669
2026	4,107
Total	$24,158

6. OTHER ASSETS

Other assets consist of the following:

	September 30,	December 31,
	2024	2023
Deferred rent receivable	$2,087,378	$1,973,887
Prepaid expenses, deposits and other	636,704	349,160
Notes receivable	316,374	316,374
Accounts receivable, net	135,353	694,869
Right-of-use assets, net	69,962	15,649
Deferred offering costs	—	5,000
Investment in marketable securities (not including Conduit)	—	45,149
Total other assets	$3,245,771	$3,400,088

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

As of September 30, 2024, we did not own common shares of other publicly traded REITs.  As of December 31, 2023, we owned common shares of 3 different publicly traded REITs and covered call options in zero of those same REITs.  The gross fair market value on our publicly traded REIT securities was $45,149, with covered call options totaling $0.  As of December 31, 2023, the net fair value of our publicly traded REIT securities was $45,149 based on the December 31, 2023 closing prices.

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following:

	Principal as of
	September 30,	December 31,	Loan	Interest
Mortgage note property	2024	2023	Type	Rate (1)	Maturity
Dakota Center (2)	$9,091,395	$9,197,346	Fixed	4.74%	7/6/2024
Research Parkway (6)	1,542,559	1,588,742	Fixed	3.94%	1/5/2025
Arapahoe Service Center (6)	7,289,903	7,426,088	Fixed	4.34%	1/5/2025
Union Town Center (6)	7,751,042	7,870,468	Fixed	4.28%	1/5/2025
One Park Centre (6)	5,951,566	6,043,882	Fixed	4.77%	9/5/2025
Genesis Plaza (6)	5,845,630	5,937,251	Fixed	4.71%	9/6/2025
Shea Center II	16,735,875	16,951,095	Fixed	4.92%	1/5/2026
West Fargo Industrial (3)	5,750,000	3,922,829	Fixed	7.14%	7/6/2029
Grand Pacific Center (4)	6,477,723	5,470,305	Fixed	6.35%	5/5/2033
Baltimore	5,670,000	5,670,000	Fixed	4.67%	4/6/2032
Mandolin	3,525,307	3,573,201	Fixed	4.35%	4/20/2029
Subtotal, Presidio Property Trust, Inc. Properties	$75,631,000	$73,651,207
Model Home mortgage notes (5)	27,537,755	34,815,699	Fixed		2024 - 2029
Mortgage Notes Payable	$103,168,755	$108,466,906
Unamortized loan costs	(849,536)	(753,633)
Mortgage Notes Payable, net	$102,319,219	$107,713,273

(1)	Interest rates as of September 30, 2024.
(2)

The non-recourse loan on the Dakota Center property matured on  July 6, 2024.  Management has been in negotiations with the special servicer of the loan in modifying and/or extending the loan or possibly selling the building. We have not been able to come to an agreement regarding a situation in which the loan is modified or extended.  As such, in October 2024 we have offered the property for sale in conjunction with the lender’s approval  in attempts to make the lender whole, although there is no guarantee we will be able to do so.  The loan is considered non-recourse and we will not be required to make up the difference if the property sells for less than the loan balance.  See Note 4. Real Estate Assets above for further discussion on impairment of the property.

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

(4)

On May 5, 2023, the Company, through its subsidiary, refinanced the mortgage loan on our Grand Pacific Center property and entered into a construction loan related to the tenant improvement associated with the KLJ Engineering LLC lease to occupy 33,296 square feet of the building. The refinanced loan is for approximately $3.8 million, a term of 10 years, with an interest rate of 6.35%, for the first 60 months.  The interest rate is subject to reset in year five on June 10, 2028. The construction loan is for approximately $2.7 million, a term of 10 years, and will begin amortizing in year three, with an interest rate of 6.35%, for the first 60 months. The interest rate is subject to reset in year five on June 10, 2028.  As of September 30, 2024, we had fully drawn down the loan amount of approximately $2.7 million on the construction loan.

(5)

As of September 30, 2024, there were 5 model homes included as real estate assets held for sale.  Our model homes have stand-alone mortgage notes at interest rates ranging from 4.51% to 8.0% per annum as of  September 30, 2024.

(6)

These mortgage loans mature within the next twelve months and management is reviewing various options for the loan maturity, including but not limited to refinancing, restructuring and or selling these properties.  As we get closer to the loan maturity date, the Company will finalize our plans.  Union Town Center and Research Parkway have been listed for sale, and included in the real estate assets held for sale, net on the consolidated balance sheet as of September 30, 2024.  We expect a sale to take place during the fourth quarter of 2024, prior to the maturity of the loans for Union Town Center and Research Parkway.  If the sales take longer than expected, we have options available to extend the maturity of the loan to accommodate for a longer sales period.  As of  September 30, 2024, we were reviewing terms sheets to refinance the loan on Arapahoe Service Center from third party lenders.

The loan agreement between NetREIT Model, Homes, Inc. (“NRMH”) and its Lender has a covenant for a Fixed Charge Coverage Ratio (“FCCR”) as defined for NRMH as of any date that equals (a) the sum of (i) EBITDA for the period ended as of such date minus (ii) distributions for the period ended as of such date divided by (b) the sum of (i) principal payments paid for the period ended as of such date plus (ii) interest expense for period ended as of such date.  The FCCR is to be no less than 1.10 to 1.00, tested at the end of each fiscal quarter.  As of December 31, 2023, NRMH was in compliance with this covenant.  The Company and standalone subsidiaries have other various quarterly and annual reporting requirements to the individual property lenders and the Company is in compliance with all material conditions and covenants on those mortgage notes payable as of September 30, 2024, with the exception for Dakota Center's loan maturity.

Scheduled principal payments of mortgage notes payable were as follows as of September 30, 2024:

	Commercial	Model
	Properties	Homes	Total Principal
Years ending December 31:	Notes Payable	Notes Payable	Payments
2024	$9,367,570	$2,321,811	$11,689,381
2025	28,644,941	8,885,311	37,530,252
2026	16,521,100	1,008,650	17,529,750
2027	157,739	551,267	709,006
2028	168,907	9,119,969	9,288,876
Thereafter	20,770,743	5,650,747	26,421,490
Total	$75,631,000	$27,537,755	$103,168,755

8. NOTES PAYABLE

On April 22, 2020, the Company received an Economic Injury Disaster Loan of $10,000 from the Small Business Administration ("SBA") to provide economic relief during the COVID-19 pandemic. This loan advance is not required to be repaid, has no stipulations on use, and has been recorded as fees and other income in the consolidated statements of operations during fiscal 2020. On August 17, 2020, we received an additional Economic Injury Disaster Loan ("EIDL") of $150,000, for which principal and interest payments are deferred for twelve months from the date of issuance, and interest accrues at 3.75% per year. The loan matures on August 17, 2050. We have used the funds for general corporate purposes to alleviate economic damage caused by the COVID-19 pandemic, which economic injury included abating or deferring rent to certain tenants (primarily retail tenants).  As of  September 30, 2024, the balance of this loan totaled approximately $144,854 and is included in accounts payable and accrued liabilities on the consolidated balance sheet.

As of September 30, 2024, we had issued one promissory note to our majority owned subsidiary, Dubose Model Home Investors 202 LP, for the refinancing of one model home property in Texas, for approximately $0.3 million with an interest rate of 5.55% per annum and original maturity date of August 15, 2024, which was extended for another year with an interest rate of 8.0% per annum. This note payable and note receivable, including interest expense and interest income related to this promissory note, is eliminated through consolidation on our financial statements.  This property was subsequently sold in October 2024, and the loan was paid in full.

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

Initially, the SPAC was required to complete its initial business combination transaction by 12 months from the consummation of its initial public offering or up to 18 months if it extended the period of time to consummate a business combination in accordance with its Certificate of Incorporation. On January 26, 2023, at a special meeting of the stockholders, the stockholders approved a proposal to amend the SPAC's certificate of incorporation to extend the date by which it has to consummate a business combination up to 12 times, each such extension for an additional one-month period, from February 7, 2023 to February 7, 2024. The stockholders also approved a related proposal to amend the trust agreement allowing the SPAC to deposit into the trust account, for each one-month extension, one- third of 1% of the funds remaining in the trust account following the redemptions made in connection with the approval of the extension proposal at the special meeting. The Company has committed to providing additional funds if needed to make such a deposit for the extension. In connection with the stockholders' vote at the special meeting, 11,037,272 shares of common stock were tendered for redemption, which were redeemed in February 2023. Approximately $114.1 million in cash was removed from the Trust Account to pay such stockholders and, accordingly, after giving effect to such redemptions, income tax withdraws of $200,050 and adding $155,403 in extension payments, the balance in the Trust Account was approximately $23.3 million. After the redemptions, there were 2,187,728 shares of SPAC Class A common stock subject to possible redemption.

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

On September 22, 2023, the SPAC completed its business combination with Conduit Pharma and changed its name to Conduit Pharmaceuticals Inc. ("Conduit"). Immediately prior to the business combination, the Company owned approximately 65% of the SPAC's outstanding common stock. Upon consummation of the business combination, the SPAC's shares of Class B common stock were converted into shares of its Class A common stock and the shares of Class A common stock were then reclassified as a single class of Conduit common stock. As a result of the business combination, the Company was issued (i) 3,306,250 shares of Conduit's common stock due to the conversion of the shares of the SPAC's Class B common stock into shares of the SPAC's Class A common stock and then reclassification into shares of Conduit common stock, (ii) 754,000 shares of Conduit common stock, which prior to the business combination were shares of the SPAC's Class A common stock and (iii) private warrants to purchase 754,000 shares of Conduit common stock, which prior to the business combination were warrants to purchase 754,000 shares of the SPAC's Class A common stock. Also in the business combination, shareholders and debtholders of Conduit Pharma were issued 65,000,000 shares of Conduit common stock. Immediately following the consummation of the business combination, the Company transferred 45,000 shares of Conduit common stock and warrants to purchase 45,000 shares of Conduit common stock to the SPAC's independent directors as compensation for their services. As a result, the Company owned approximately 6.5% of Conduit's common stock immediately following the business combination, assuming all warrants owned by the Company were exercised and as of September 30, 2024, we own approximately 5.4% of Conduit's common stock, assuming all warrants owned by the Company are exercised. In connection with the business combination, the Company's officers and directors who also served as officers and directors of the SPAC resigned from the SPAC, with the exception of the Company's former Chief Financial Officer who resigned from the Company.

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

Since deconsolidating Conduit, on September 22, 2023, our investments in Conduit's common stock (CDT) and public common stock warrants (CDTTW) and Private CDT Warrants presented on the consolidated balance sheets were measured at fair value using Level 1 and Level 3 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $0.5 million as of September 30, 2024, with a cost basis of approximately $7.5 million. The Company entered into a lock-up agreement with Conduit regarding certain of the common stock held by the Company, for 180 days from the closing of the business combination which ended March 20, 2024.

On April 22, 2024, the Company entered into a lockup agreement with Conduit pursuant to which the Company agreed not to transfer or sell 2,700,000 of its 4,015,250 shares of Conduit common stock for a period of one year.  In consideration for entering into the lockup agreement, Conduit issued the Company a warrant to purchase 540,000 shares of common stock at an exercise price of $3.12 per share, with a two year term and exercisable one year after the date of issue.  On September 30, 2024, our investments in Conduit's common stock ("CDT") and common stock warrants ("CDTTW") presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, which closed at $0.1185 per share and $0.0118 per warrant.  The Private CDT Warrants were measured at fair value using Level 3 pricing with no value per warrant.

10. COMMITMENTS AND CONTINGENCIES

The Company is obligated under certain tenant leases to fund tenant improvements and the expansion of the underlying leased properties. As of September 30, 2024 , approximately $1.0  million is estimated for such capital expenditures on existing properties, net of any construction financing, during the rest of the year.

Activist stockholder activities could adversely affect our business because responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. We have or in the future may retain the services of various professionals to advise us on activist stockholder matters, including legal, financial, strategic and communication advisors, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholders' initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, business partners, and employees, and cause our stock price to experience periods of volatility or stagnation. On March 13, 2024, a stockholder activist group announced its intention to file a preliminary proxy statement and accompanying WHITE universal proxy card with the Securities and Exchange Commission to be used to solicit votes for the election of director nominees at our next annual meeting of stockholders. On May 9, 2024, the Company entered into a cooperation agreement with this stockholder group pursuant to which Elena Piliptchak was appointed to our board of directors, effective immediately, as a Class III director with a term expiring at Presidio's 2026 Annual Meeting of Stockholders. In connection with this appointment, our board of directors has been increased from six to seven directors. Pursuant to the agreement, the stockholder group agreed to withdraw the director nominations it had previously submitted and  support our board's slate of directors at the 2024 Annual Meeting of Stockholders, which was held on June 27, 2024. The stockholder group has also agreed to certain customary standstill provisions and voting commitments. We have evaluated this contingency and have determined a material loss is not probable or estimable at this time.

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

In accordance with the terms of the Series D Preferred Stock, the Series D monthly dividend has been approved by the Board of Directors through September 30, 2024 in the amount of $0.19531 per share payable on the 15th of every month to stockholders of record of Series D Preferred Stock as of the last day of the prior month.  Total dividends paid to Series D Preferred stockholders during the three and nine months ended September 30, 2024 were approximately $0.6 million and $1.7 million, respectively.  Total dividends paid to Series D Preferred stockholders during the three and nine months ended September 30, 2023 were approximately $0.5 million and $1.6 million, respectively.

Common Stock. The Company is authorized to issue up to 100,000,000 shares of Series A Common Stock, 1,000 shares of Series B Common Stock, and 9,000,000 shares of Series C Common Stock (collectively, the "Common Stock") each with $0.01 par value per share. Each class of Common Stock has identical rights, preferences, terms, and conditions except that the holders of Series B Common Stock are not entitled to receive any portion of Company assets in the event of the Company's liquidation. No shares of Series B or Series C Common Stock have been issued. Each share of Common Stock entitles the holder to one vote. Shares of our Common Stock are not subject to redemption and do not have any preference, conversion, exchange, or preemptive rights. The Company's charter contains restrictions on the ownership and transfer of the Common Stock that prevents one person from owning more than 9.8% of the outstanding shares of common stock.  The Board of Directors granted our CEO, Jack Heilbron, and CIO, Gary Katz, an exception to the 9.8% ownership limit and established an excepted holder limit permitting each of Jack Heilbron and Gary Katz to beneficially or constructively own up to 19% of the outstanding shares of our common stock, including warrants, subject to compliance with Article VII of the Company’s charter.

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

In connection with this additional offering, we agreed to issue the Placement Agent Warrants to purchase up to 80,000 shares of Series A Common Stock, representing 4.0% of the Series A Common Stock and shares of Series A Common Stock issuable upon exercise of the Pre-Funded Warrant.  The Placement Agent Warrants were issued in August 2021, post exercise of the Pre-Funded Warrants with an exercise price of $6.25 and will expire five years from the date of issuance. The Company evaluated the accounting guidance in ASC 480 and ASC 815 regarding the classification of the Pre-Funded Warrant, Common Stock Warrants, and Placement Agent Warrants as equity or a liability and ultimately determined that it should be classified as permanent equity.  As of September 30, 2024, none of the Common Stock Warrants and Placement Agent Warrants have been exercised.

Genesis Plaza is owned by two tenants-in-common, NetREIT Genesis and NetREIT Genessis II, each of which own 57% and 43%, respectively, and we beneficially own an aggregate of 92.0%, based on our ownership of each entity.  We have 100% ownership of NetREIT Genesis and 81.5% ownership of NetREIT Genesis II, and we have control of both entities.  During July, 2024 the Company completed a minority ownership conversion option as result of a death in a noncontrolling trust within NetREIT Genesis II.  The Company issued the trust 78,215 shares of SQFT Series A Common Stock in exchange for their 36.4% ownership in NetREIT Genesis II, as per the original exchange agreement at $9.30 per share.

Stock Repurchase Program. While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently. On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which expired in September 2023. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which shall expire in November 2024. During the year ended December 31, 2023, the Company repurchased 23,041 shares of our Series D Preferred Stock at an average price of approximately $16.06 per share, including a commission of $0.035 per share, and no shares of our Series A Common Stock, for a total cost of $0.4 million for the Series D Preferred Stock. During the nine months ended September 30, 2024, we repurchased 137,709 shares of our Series A Common Stock, for a total cost of $97,394, with an average price of approximately $0.7072 per share. There were no repurchases of Series D Preferred Stock during the nine months ended September 30, 2024. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost.

Cash Dividends on Common Stock and Preferred Stock. For the three and nine months ended September 30, 2024, the Company has not declared a cash dividend on shares of Series A Common Stock. For the three and nine months ended September 30, 2023, the Company declared and paid approximately $0.3 million and $0.9 million, respectively, in cash dividends on shares of Series A Common Stock. For the three and nine months ended September 30, 2024, the Company declared and paid approximately $0.6 million and $1.7 million, respectively, in cash dividends on shares of Series D Preferred Stock. For the three and nine months ended September 30, 2023, the Company declared and paid approximately $0.5 million and $1.6 million, respectively, in cash dividends on shares of Series D Preferred Stock. Cash permitting, the Company intends to continue to pay dividends to our common stockholders on a quarterly basis and on a monthly basis to holders of our Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future dividends. The Company is still considering how much it may pay during the next quarter, as there was no cash dividend paid during the first three quarters of 2024 on shares of Series A Common Stock.  The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the nine months ended September 30, 2024 and 2023.

Series A Common Stock

Quarter Ended	2024	2023
	Distributions Declared	Distributions Declared
March 31	$-	$0.022
June 30	-	0.023
September 30	-	0.023
Total	$-	$0.045

Series D Preferred Stock

Month	2024	2023
	Distributions Declared	Distributions Declared
January	$0.19531	$0.19531
February	0.19531	0.19531
March	0.19531	0.19531
April	0.19531	0.19531
May	0.19531	0.19531
June	0.19531	0.19531
July	0.19531	0.19531
August	0.19531	0.19531
September	0.19531	0.19531
Total	$1.75779	$1.75779

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

A summary of the activity for the Company's restricted stock was as follows:

Outstanding shares:	Common Shares

Balance at December 31, 2023	760,995
Granted	1,437,746
Vested	(164,078)
Balance at September 30, 2024	2,034,663

The non-vested restricted shares outstanding as of September 30, 2024, will vest over the next one to four years.  As of  September 30, 2024, there were approximately 63,000 shares available to grant under the Company's 2017 Incentive Award Plan.  Included in the Granted and Vested totals noted above are 149,253 shares of common stock granted to the CEO in connection to his annual bonus as set by the Board of Directors, that vested immediately.  The value of these shares when granted represents two times the value of a cash bonus that was due in March 2024, that the CEO elected to take in two times stock as per the Company’s policy for cash bonuses.

Share-based compensation expense was approximately $0.3 million and $1.2 million for the three and nine months ended September 30, 2024, respectively. Share-based compensation expense was approximately $0.3 million and $0.8 million for the three and nine months ended September 30, 2023, respectively.  As of September 30, 2024, future unrecognized stock compensation related to unvested shares totaled approximately $1.6 million.

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

The Company evaluates the performance of its segments based upon net operating income ("NOI"), which is a non-GAAP supplemental financial measure. The Company defines NOI for its segments as operating revenues (rental income, tenant reimbursements and other operating income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees and provision for bad debt) excluding interest expense. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non-property income and expenses, depreciation and amortization, real estate acquisition fees and expenses and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company's real estate investments and to make decisions about resource allocations.

The following tables compare the Company's segment activity to its results of operations and financial position as of and for the three and nine months ended September 30, 2024, and September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Office/Industrial Properties:
Rental, fees and other income	$3,208,628	$2,928,103	$9,131,620	$8,810,167
Property and related expenses	(1,418,979)	(1,303,654)	(4,095,521)	(3,966,587)
Net operating income, as defined	1,789,649	1,624,449	5,036,099	4,843,580
Model Home Properties:
Rental, fees and other income	1,002,831	1,093,778	3,427,200	2,970,940
Property and related expenses	(38,215)	(44,201)	(121,151)	(121,998)
Net operating income, as defined	964,616	1,049,577	3,306,049	2,848,942
Retail Properties:
Rental, fees and other income	511,915	457,292	1,541,156	1,396,160
Property and related expenses	(140,821)	(125,623)	(437,415)	(391,772)
Net operating income, as defined	371,094	331,669	1,103,741	1,004,388
Reconciliation to net income:
Total net operating income, as defined, for reportable segments	3,125,359	3,005,695	9,445,889	8,696,910
General and administrative expenses	(1,629,919)	(1,635,610)	(5,917,286)	(5,413,413)
Depreciation and amortization	(1,455,882)	(1,351,705)	(4,158,270)	(4,054,109)
Impairment of real estate assets	(697,146)	—	(893,939)	—
Interest expense	(1,473,528)	(1,375,199)	(4,514,579)	(3,579,381)
Loss on Conduit Pharmaceuticals marketable securities	(3,932,770)	(17,682,154)	(17,821,437)	(17,682,154)
Gain on deconsolidation of SPAC	—	40,321,483	—	40,321,483
Other income, net	5,263	254,486	15,116	1,394,687
Income tax expense	(6,911)	(134,620)	(167,496)	(632,147)
Gain on sale of real estate	361,151	757,285	3,191,149	2,294,574
Net income (loss)	$(5,704,383)	$22,159,661	$(20,820,853)	$21,346,450

	September 30,	December 31,
Assets by Reportable Segment:	2024	2023
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$75,568,001	$77,472,724
Total assets (2)	$75,689,711	$78,140,372
Model Home Properties:
Land, buildings and improvements, net (1)	$40,082,995	$50,790,147
Total assets (2)	$40,392,853	$51,456,292
Retail Properties:
Land, buildings and improvements, net (1)	$15,760,917	$15,877,190
Total assets (2)	$16,580,539	$16,539,399
Reconciliation to Total Assets:
Total assets for reportable segments	$132,663,103	$146,136,063
Other unallocated assets:
Cash, cash equivalents and restricted cash	1,528,436	277,143
Other assets, net	11,653,691	29,549,432
Total Assets	$145,845,230	$175,962,638

(1)	Includes lease intangibles.

(2)

Includes land, buildings and improvements, cash, cash equivalents, and restricted cash, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	For the Nine Months Ended September 30,
Capital Expenditures by Reportable Segment	2024	2023
Office/Industrial Properties:
Capital expenditures and tenant improvements, office	$1,462,957	$2,691,721
Model Home Properties:
Acquisition of operating properties, model home	9,729,351	13,715,923
Retail Properties:
Capital expenditures and tenant improvements, retail	211,321	126,065
Totals:
Acquisition of operating properties, net	9,729,351	13,715,923
Capital expenditures and tenant improvements	1,674,278	2,817,786
Total real estate investments	$11,403,629	$16,533,709

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

During the nine months ended September 30, 2024, we recorded a current income tax provision of $168,140 related to activities of our taxable REIT subsidiaries. There was a $346,762 income tax asset related to the operating activities of our TRS entities as of September 30, 2024 and December 31, 2023, as of each date respectively.

We have calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the projected full fiscal year to the TRS pretax income or loss excluding unusual or infrequently occurring discrete items for the reporting period, and have accounted for the REIT's minimum state income taxes as a discrete item in the reporting period.

15. RELATED PARTY

During the three and nine months ended September 30, 2024 and three and nine months ended September 30, 2023, the Company leased portions of its corporate headquarters to Puppy Toes, Inc., a company owned by the Chief Executive Officer and his wife, and to Centurion Counsel, Inc., which is owned by Puppy Toes, Inc. Rent billed to these entities from the Company totaled $2,688 and $8,064 for the three and nine months ended September 30, 2024, respectively.  During the  three and nine months ended September 30, 2023, rent billed to these entities from the Company totaled $2,688  and $8,064, respectively.

Additionally, we receive full payroll reimbursement for employee services provided to Centurion Counsel and Puppy Toes, Inc. during the three and nine months ended September 30, 2024, which totaled approximately $32,611 and $108,326, respectively.  During the three and nine months ended September 30, 2023, full payroll reimbursement for these services totaled approximately $37,103 and $114,453, respectively. These reimbursements were at cost and were not marked up or discounted. As of September 30, 2024 and December 31, 2023, we had  reimbursement receivable balances of approximately $10,783 and $52,879, which were paid in full during October 2024 and January 2024, respectively.

16. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than disclosed below.

During October 2024, the Company paid part of an accrued bonus to the former CFO with shares of CDT common stock.  The total number of CDT common stock shares transferred to our former CFO was 1,045,805 shares at $0.1087 per share with a fair market value of $113,679 at the time of transfer.  After the transfer the Company still owns 2,944,514 shares of CDT common stock, 709,000 CDTTW warrants and 540,000 private warrants.

The non-recourse loan on the Dakota Center matured on  July 6, 2024. Management has been in negotiations with the special servicer of the loan in modifying and/or extending the loan or possibly selling the building. We have not been able to come to an agreement regarding a situation in which the loan is modified or extended.  As such, in October 2024 we have offered the property for sale in conjunction with the lender’s approval  in attempts to make the lender whole, although there is no guarantee we will be able to do so.  The loan is considered non-recourse and we will not be required to make up the difference if the property sells for less than the loan balance.  See Note 4. Real Estate Asset above for further discussion on impairment of the property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our 2023 year end Annual Report.

We may refer to the three months ended September 30, 2024, and September 30, 2023, as the "2024 Quarter" and the "2023 Quarter," respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," or "potential" and/or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and also of which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this 10-Q and our 2023 year end Annual Report on Form 10-K/A for the year ended December 31, 2023, filed with the SEC on April 16, 2024, respectively. Additional factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to, the risks associated with the ownership of real estate in general and our real estate assets in particular; the economic health of the metro regions where we conduct business; the risk of failure to enter into/and or complete contemplated acquisitions and dispositions, within the price ranges anticipated and on the terms and timing anticipated; changes in the composition of our portfolio; fluctuations in interest rates; reductions in or actual or threatened changes to the timing of federal government spending; the risks related to the use of third-party providers and joint venture partners; the ability to control our operating expenses; the economic health of our tenants; the supply of competing properties; shifts away from brick and mortar stores to e-commerce; the availability and terms of financing and capital and the general volatility of securities markets; compliance with applicable laws, including those concerning the environment and access by persons with disabilities; terrorist attacks or actions and/or risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions; weather conditions, natural disasters and pandemics; ability to maintain key personnel; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2023 year end Annual Report. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

OVERVIEW

The Company operates as an internally managed, diversified REIT, with primary holdings in office, industrial, retail, and triple-net leased model home properties. In October 2017, we changed our name from "NetREIT, Inc." to "Presidio Property Trust, Inc." The Company acquires, owns, and manages a geographically diversified portfolio of real estate assets, including office, industrial, retail and model home residential properties leased to homebuilders located in the United States. As of September 30, 2024, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial property ("Office/Industrial Properties"), which total approximately 758,175 rentable square feet;

•	Three retail shopping centers ("Retail Properties"), which total approximately 65,242 rentable square feet; and

•

83 model home residential properties ("Model Homes" or "Model Home Properties"), totaling approximately 251,602 square feet, leased back on a triple-net basis to homebuilders that are owned by five affiliated limited partnerships and one wholly-owned corporation, all of which we control.

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

In June 2024, the Board of Directors established the Strategic Planning and Cyber Committee (the "Strategic Committee").   The purpose of the Strategic Committee is to: assist the Board in carrying out its responsibilities of oversight over the Company's business strategy, make recommendations to the Board on the Company's strategic direction and objectives and serve as a liaison between the Board and management, and assist the Board in fulfilling its responsibilities of oversight with regard to the Company's identification, assessment, and management of the Company's cybersecurity risks. There can be no assurance that the work of the Strategic Committee will result in any transaction being pursued or consummated. In addition, there is no formal timetable for the Strategic Committee's exploration of potential strategic alternatives, and the Company does not intend to disclose any developments with respect to the Strategic Committee's activities unless and until the Company determines that further disclosure is appropriate or required by law or regulation.

For additional information regarding our Common Stock activity, see Footnote 12. Stockholders' Equity in the Notes to the Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Quarterly Report.

For details regarding our sponsorship of a special purpose acquisition company, Murphy Canyon Acquisition Corp. ("Murphy Canyon" or the "SPAC"), see Note 9, Investment in Conduit Pharmaceuticals, in the Notes to the Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Quarterly Report.

SIGNIFICANT TRANSACTIONS IN 2024 AND 2023

Acquisitions during the nine months ended September 30, 2024

•	The Company acquired 19 model homes for approximately $9.7 million. The purchase price was paid through cash payments of approximately $3.0 million and mortgage notes of approximately $6.7 million.

Acquisitions during the nine months ended September 30, 2023

•

The Company acquired 25 model homes for approximately $13.7 million.  These acquisitions were paid for with approximately $4.2 million in cash payments and approximately $9.5 million in mortgage loans.  There were no other commercial properties acquired during this period.

Dispositions during the nine months ended September 30, 2024

•	The Company sold 46 model homes for approximately $22.3 million, net of sales costs, and recognized a gain of approximately $3.2 million.

Dispositions during the nine months ended September 30, 2023

•	The Company sold 15 model homes for approximately $7.8 million, net of sales costs, and recognized a gain of approximately $2.3 million.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as previously disclosed in our 2023 year end Annual Report.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED September 30, 2024 and 2023

Revenues. Total revenues were approximately $4.7 million for the three months ended September 30, 2024, compared to approximately $4.5 million for the same period in 2023.  As of September 30, 2024, we had approximately $131.4 million in net real estate assets including 83 model homes, compared to approximately $138.4 million in net real estate assets including 102 model homes at September 30, 2023.  The change in revenue is directly related to the new commercial real estate leases at Grand Pacific Center, and model home transaction fees earned by the Company during the current period, slightly offset by the reduction in model home income during the current quarter.

Rental Operating Costs. Rental operating costs increased 8.1%, totaling approximately $1.6 million for the three months ended September 30, 2024, compared to approximately $1.5 million for the same period in 2023, due to the increased cost of operating our commercial properties. Rental operating costs as a percentage of total revenue was 33.8% and 33.0% for the three months ended September 30, 2024 and 2023, respectively.  As of September 30, 2024, our model home assets made up 30.5% of our total real estate assets, which is down from 33.2% as of September 30, 2023.  Model home rental operating costs are relatively low for model home assets as they are leased on a triple net basis. Additionally, for the three months ended September 30, 2024, our gross revenue from model home assets represented approximately 21.2% of our total revenue, compared to 24.4% for the three months ended September 30, 2023.  This percentage is expected to decrease in 2024 as a large number of model homes were sold during the three and nine months ended September 30, 2024.  There were no acquisitions or sales of retail, office or industrial properties during the three months ended September 30, 2024; however, management is selling two of our commercial real estate assets, totaling approximately $11.1 million, over the next 12 months, which will reduce future rental income until those proceeds are reinvested.

General and Administrative Expenses. General & Administrative (“G&A”) expenses for the three months ended September 30, 2024 and 2023 totaled approximately $1.6 million and $1.6 million, respectively. G&A expenses as a percentage of total revenue was 34.5% and 36.5% for the three months ended September 30, 2024 and 2023, respectively.  G&A expenses was relatively flat for the three months ended September 30, 2024 when compared to the three months ended September 30, 2023.

Depreciation and Amortization. Depreciation and amortization expense was approximately $1.5 million for the three months ended September 30, 2024, compared to approximately $1.4 million for the same period in 2023.

Asset Impairments. We review the carrying value of each of our real estate properties regularly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three months ended September 30, 2024, we recognized a non-cash impairment charge of approximately $0.7 million related to three model homes and one commercial property. The impairment on our commercial property, Dakota Center, was the result of the loan maturing in July and the Company not being able to reach an agreement with the lenders regarding a loan modification or extension. In October the lender has agreed to a sale of the property to settle the balance of the non-recourse loan. Due to the uncertainties in the Fargo market, we decided to impair the property’s book value, in accordance with ASC 360-10 impairment of long-lived assets.  As such, we recorded an impairment charge of approximately $0.7 million as of September 31, 2024. The new impairment charges for the three model homes reflects the estimated sales prices for these specific model homes in October and November 2024 as a result of an abnormally short hold period, less than two years, on model homes purchased in 2022.  The builder changed their product style in the neighborhoods where these model homes are located, in Texas, after we had purchased the homes.  We do not believe these losses are indicative of our overall model home portfolio.  During the three months ended September 30, 2024, we sold four model homes for approximately $2.2 million and the Company recognized a net gain of approximately $0.4 million.  We expect to record a net gain on model home sales in the fourth quarter of 2024 as well. The Company did not recognize a non-cash impairment to our real estate assets during the three months ended September 30, 2023.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges was approximately $1.5 million for the three months ended September 30, 2024, compared to approximately $1.4 million for the same period in 2023. The weighted average interest rate on our outstanding debt was 5.44% and 5.06% as of September 30, 2024 and 2023, respectively.  Mortgage notes payable totaled approximately $103.2 million and $103.3 million as of September 30, 2024 and 2023, respectively.

Gain on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. During the three months ended September 30, 2024, we sold four model homes for approximately $2.2 million, net of selling costs, and the Company recognized a net gain of approximately$0.4 million.  We expect to record a net gain on model home sales in the fourth quarter of 2024 as well.  During the three months ended September 30, 2023, we sold five model homes for approximately $2.5 million, net of selling costs, and the Company recognized a net gain of approximately $0.8 million.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the three months ended September 30, 2024 and 2023 totaled approximately $0.4 million and $0.7 million, respectively.

Loss on Conduit remeasurement. On April 22, 2024, the Company entered into a lockup agreement with Conduit pursuant to which the Company agreed not to transfer or sell 2,700,000 of its 4,015,250 shares of Conduit common stock for a period of one year.  In consideration for entering into the lockup agreement, Conduit issued the Company a warrant ("Private CDT Warrants") to purchase 540,000 shares of common stock at an exercise price of $3.12 per share, with a two year term and exercisable one year after the date of issue.  The Private CDT Warrants meet the ASC 321 scope exception for derivative instruments and are accounted for as a derivative under ASC 815. As such, the Private CDT Warrants were recorded at fair value on the date of issuance and subsequently measured at fair value each period, with changes in fair value reported in gain or loss on Conduit Pharmaceuticals marketable securities.  As of June 30 2024, the Private CDT Warrants were valued at $156,000 based on a Level 3 fair value measurement.  As of September 30, 2024, the Private CDT Warrants fair value was adjusted to zero, which is included in the total Investment in Conduit Pharmaceuticals marketable securities on the September 30, 2024 consolidated balance sheet.  Our investments in Conduit's common stock (3,990,319 shares of CDT) and public common stock warrants (709,000 warrants of CDTTW) presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $0.5 million as of September 30, 2024. The combined value of our Investment in Conduit Pharmaceuticals marketable securities, including the Private CDT Warrants, totaled $0.5 million as of September 30, 2024.  In connection with these fair market value adjustments during the three months ended September 30, 2024, we recorded a net loss on our investment in Conduit of approximately $3.9 million.

RESULTS OF OPERATIONS FOR THE nine MONTHS ENDED September 30, 2024 and 2023

Revenues. Total revenues were approximately $14.1 million for the nine months ended September 30, 2024, compared to approximately $13.1 million for the same period in 2023.  As of September 30, 2024, we had approximately $131.4 million in net real estate assets including 83 model homes, compared to approximately $138.4 million in net real estate assets including 102 model homes at September 30, 2023.  The average number of model homes held during the nine months ended September 30, 2024 and 2023 was 84 and 102, respectively. The change in revenue is directly related to the increase in model home transaction fees during the current period, new commercial real estate leases, mainly at Grand Pacific Center, and the management fees earned from Conduit Pharma during the current period, which was terminated in June 2024.  Below is additional revenue and asset information for real estate segments as of September 30, 2024.

	% of Gross Revenue
	For the Nine Months Ended September 30,
	2024	2023
Segment
Office/Industrial	64.8%	66.9%
Retail	10.9%	10.6%
Model Home	24.2%	22.5%

	% of Total Real Estate Assets as of
	September 30,	December 31,
	2024	2023
Segment (1)
Office/Industrial	57.5%	55.3%
Retail	12.0%	11.5%
Model Home	30.5%	33.2%

(1) Includes lease intangibles and the land purchase option related to property acquisitions.

Rental Operating Costs. Rental operating costs were slightly higher totaling $4.7 million for the nine months ended September 30, 2024, compared to approximately $4.5 million for the same period in 2023. Rental operating costs as a percentage of total revenue was 33.0% and 33.9% for the nine months ended September 30, 2024 and 2023, respectively.  As of September 30, 2024, our model home assets made up 30.5% of our total real estate assets, which is down from 33.2% as of September 30, 2023.  Model home rental operating costs are relatively low for model home assets as they are leased on a triple net basis. Additionally, for the nine months ended September 30, 2024, our gross revenue from model home assets represented approximately 24.2% of our total revenue, compared to 22.5% for the nine months ended September 30, 2023.  This percentage is expected to decrease in 2024 as a large number of model homes were sold during the nine months ended September 30, 2024.  There were no acquisitions or sales of retail, office or industrial properties during the nine months ended September 30, 2024; however, management is selling two of our commercial real estate assets, totaling approximately $11.1 million, over the next 12 months, which will reduce future rental income until those proceeds are reinvested.

General and Administrative Expenses. G&A expenses for the nine months ended September 30, 2024 and 2023 totaled approximately $5.9 million and $5.4 million, respectively. G&A expenses as a percentage of total revenue was 42.0% and 41.2% for the nine months ended September 30, 2024 and 2023, respectively.  G&A expenses increased by approximately $0.5 million mainly related to the 2024 annual meeting and settlement with Zuma Capital and certain individuals and entities affiliated or associated with Zuma Capital Management, LLC (Zuma Capital").  This included additional consulting fees, higher proxy solicitation fees and legal fees, which increased by an aggregate of approximately $0.6 million in 2024 as compared to 2023.  Additionally, stock compensation and bonus accruals increased during the nine months ended September 30, 2024 by approximately $0.5 million as compared to the same period in 2023 related to De-SPAC success bonuses to current and former employees. This was slightly offset by the reduction in salaries and employees cost by approximately $0.2 million in 2024 as compared to 2023, and the approximately $0.2 million reduction of D&O insurance related to the SPAC in 2023 that was not consolidated during 2024.

Depreciation and Amortization. Depreciation and amortization expense was approximately $4.2 million and $4.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Asset Impairments. We review the carrying value of each of our real estate properties regularly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the nine months ended September 30, 2024, we recognized a non-cash impairment charge of approximately $0.9 million related to model homes and one commercial property. The impairment on our commercial property, Dakota Center, was the result of the loan maturing in July and the Company not being able to reach an agreement with the lenders regarding a loan modification or extension. In October the lender has agreed to a sale of the property to settle the balance of the non-recourse loan. Due to the uncertainties in the Fargo market, we decided to impair the property’s book value, in accordance with ASC 360-10 impairment of long-lived assets and for long-lived assets to be disposed of, to be in line with the current loan balance and estimated closing costs, which is the expected sales price.  As such, we recorded an impairment charge of approximately $0.7 million, as of September 31, 2024. The new impairment charges for the model homes reflects the estimated and actual sales prices for these specific model homes that were sold after the end of each quarter.  This was the result of an abnormally short hold period, less than two years, on model homes purchased in 2022.  The builder changed their product style in the neighborhoods where these model homes are located, in Texas, after we had purchased the homes.  We do not believe these losses are indicative of our overall model home portfolio.  During the nine months ended September 30, 2024, we sold 46 model homes for approximately $22.3 million, net of sales costs, and the Company recognized a net gain of approximately $3.2 million.  We expect to record a net gain on model home sales in the fourth quarter of 2024 as well. The Company did not recognize a non-cash impairment to our real estate assets during the nine months ended September 30, 2023.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges was approximately $4.5 million for the nine months ended September 30, 2024, compared to approximately $3.6 million for the same period in 2023. The weighted average interest rate on our outstanding debt was 5.44% and 5.06% as of September 30, 2024 and 2023, respectively.  Mortgage notes payable totaled approximately $103.2 million and $103.3 million as of September 30, 2024 and 2023, respectively.

Gain on Sale of Real Estate Assets, net.  The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. S ee "Significant Transactions in 2024 and 2023 " above for further detail.

Income allocated to non-controlling interests.  Income allocated to non-controlling interests for the nine months ended September 30, 2024  and  2023  totaled approximately $2.3 million and $2.2 million, respectively.  This was directly related to the gain on sales of model homes held by  our five affiliated limited partnerships.

Loss on Conduit remeasurement. On April 22, 2024, the Company entered into a lockup agreement with Conduit pursuant to which the Company agreed not to transfer or sell 2,700,000 of its 4,015,250 shares of Conduit common stock for a period of one year.  In consideration for entering into the lockup agreement, Conduit issued the Company Private CDT Warrants to purchase 540,000 shares of common stock at an exercise price of $3.12 per share, a two year term and  exercisable one year after the date of issue.  The Private CDT Warrants meet the ASC 321 scope exception for derivative instruments and are accounted for as a derivative under ASC 815. As such, the Private CDT Warrants were recorded at fair value on the date of issuance and subsequently measured at fair value each period, with changes in fair value reported in gain or loss on Conduit Pharmaceuticals marketable securities.  As of April 22, 2024, the Private CDT Warrants were valued at $891,000 based on a Level 3 fair value measurement.  As of  September 30, 2024, the Private CDT Warrants fair value was adjusted to zero, which is included in the total Investment in Conduit Pharmaceuticals marketable securities on the September 30, 2024 consolidated balance sheet.  Our investments in Conduit's common stock (3,990,319 shares of CDT) and public common stock warrants (709,000 warrants of CDTTW) presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $0.5 million as of September 30, 2024. The combined value of our Investment in Conduit Pharmaceuticals marketable securities, including the Private CDT Warrants, totaled $0.5 million as of September 30, 2024. Our investments in Conduit's common stock and public common stock warrants presented on the consolidated balance sheet were measured at fair value using Level 1 market prices as of  December 31, 2023, and totaled approximately  $18.3 million.  In connection with these fair market value adjustments during the  nine months ended September 30, 2024, we recorded a net loss on our investment in Conduit of approximately $17.8 million.  We will realize a portion of the loss during the fourth quarter of 2024.  During October 2024, the Company paid part of an accrued bonus to the former CFO with shares of CDT common stock.  The total number of CDT common stock shares transferred to our former CFO was 1,045,805 shares at $0.1087 per share with a fair market value of $113,679 at the time of transfer.  After the transfer the Company still owns 2,944,514 shares of CDT common stock, 709,000 CDTTW warrants and 540,000 private warrants.

Geographic Diversification Tables

The following tables show a list of commercial properties owned by the Company grouped by state and geographic region as of September 30, 2024:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	1	57,807	7.0%	$1,515,541	13.0%
Colorado	5	324,245	39.4%	5,507,742	47.3%
Maryland	1	31,752	3.9%	724,453	6.2%
North Dakota	4	399,113	48.4%	3,554,545	30.6%
Texas	1	10,500	1.3%	342,692	2.9%
Total	12	823,417	100.0%	$11,644,973	100.0%

The following tables show a list of our Model Home properties by geographic region as of September 30, 2024:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate of Aggregate % Annual Rent
Arizona	2	6,822	2.7%	$149,196	4.2%
Florida	4	9,875	3.9%	170,256	4.8%
Texas	77	234,905	93.4%	3,248,760	91.0%
Total	83	251,602	100.0%	$3,568,212	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings from our model home lines of credit, the sale of our investment in Conduit Pharma, and the sale of our equity or issuance of debt securities or bonds.   Our cash and restricted cash at September 30, 2024 was approximately $7.2 million. Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. We also are actively seeking model home investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders.  Future principal payments due on our mortgage notes payables during 2024 total approximately $11.7 million, of which approximately $2.3 million is related to model home properties.  During the next 12 months, five commercial property loans, in addition to the Dakota Center which matured in July 2024, for Research Parkway, Arapahoe Service Center, Union Town Center, One Park, and Genesis Plaza, have mortgage loans that will mature totaling approximately $28.4 million. The loan on the Dakota Center matured on July 6, 2024.  Management was in negotiations with the special servicer of the loan in modifying and/or extending; however no agreement could be reached and in October we had agreed with the lender to sell the property in order to settle the balance on the non-recourse loan.  The Company and the lender are currently reviewing real estate brokers to sell the property on the open market with the hopes of obtaining the best sales price; however there can be no guarantee the property will sell for more than the loan balance.

Management has begun discussions with various lenders to either restructure, extend or refinance the other three loans.  Additionally, management may consider selling these properties if we are unsuccessful in extending the maturity dates or are unable to raise additional funds to pay these non-recourse loans in full.  Only the loan on Research Parkway, for $1.6 million has recourse to the Company.  Management expects certain model homes will be sold, and that the underlying mortgage notes will be paid off with sales proceeds, while other mortgage notes will be refinanced as the Company has done in the past. Additional principal payments will be made with cash flows from ongoing operations.  On December 31, 2022, the lease for our largest tenant at that time, Halliburton, expired.  Halliburton was located in our Shea Center II property in Colorado and did not renew the lease.  We placed approximately $1.1 million in a reserve account with our lender to cover future mortgage payments, if necessary, in connection with Halliburton's vacant space, none of which has been used as of  December 31, 2023. This reserve amount is included in "Cash, cash equivalents and restricted cash" on the consolidated balance sheet.  Our management team is working to fill the 45,535 square foot space and has leased approximately 35% of the space to a tenant during 2023 and 2024 and has reviewed various third party proposals for the remaining 65%.  As of September 30, 2024, management is pursuing third party tenants who fit into our long-term plans, however, there is no guarantee we will be successful in signing these new tenants.

While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently.  On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which expired in September 2023. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which shall expire in November 2024. During the year ended December 31, 2023, the Company repurchased 23,041 shares of our Series D Preferred Stock at an average price of approximately $16.06 per share, including a commission of $0.035 per share, and no shares of our Series A Common Stock, for a total cost of $0.4 million for the Series D Preferred Stock. During the nine months ended September 30, 2024, we repurchased 137,709 shares of our Series A Common Stock, for a total cost of $97,394, with an average price of approximately $0.7072 per share. There were no repurchases of Series D Preferred Stock during the nine months ended September 30, 2024. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost.

There can be no assurance that the Company will refinance loans, take out additional financing or capital will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans, reduce certain discretionary spending or even sell properties, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. We believe that cash on hand, cash flow from our existing portfolio, distributions from joint ventures in Model Home Partnerships and property sales during 2024 and 2025 will be sufficient to fund our operating costs, planned capital expenditures and required dividends for at least the next twelve months. If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we plan to fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, issuance of debt instruments, additional investors, or we may reduce or suspend the rate of dividends to our stockholders.

Our long-term liquidity needs include the capital necessary to grow and maintain our portfolio of investments. We believe that the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs. We are continually reviewing our existing portfolio to determine which properties have met our short- and long-term goals and while seeking to reinvest the proceeds in properties with better potential to increase performance. We expect to obtain additional cash in connection with refinancing of maturing mortgages and assumption of existing debt collateralized by some or all of our real property in the future to meet our long-term liquidity needs. If we are unable to arrange a line of credit, borrow on properties, privately place securities or sell securities to the public, we may not be able to acquire additional properties to meet our long-term objectives.

For the three and nine months ended September 30, 2024, the Company has not declared a cash dividend for the Series A Common stockholders. For the three and nine months ended September 30, 2023, the Company declared and paid approximately $0.3 million and $0.9 million in a cash dividend, respectively.  For the three and nine months ended September 30, 2024, the Company declared and paid approximately $0.6 million  and $1.7 million in monthly cash dividends, respectively for the Series D Preferred stockholders. For the three and nine months ended September 30, 2023, the Company declared and paid approximately $0.5 million and $1.6 million  in monthly cash dividends, respectively.

The Company is reviewing when it may pay dividends to our common stockholders on a quarterly basis again, cash permitting, and intends to continue on a monthly basis to pay dividends to holders of our Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future dividends. The Company is still considering how much it may declare during 2024 on the Series A Common Stock, as there was no cash dividend declared or paid during the nine months ended September 30, 2024.  The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the nine months ended September 30, 2024 and 2023.

Series A Common Stock:

Quarter Ended	2024	2023
	Distributions Declared	Distributions Declared
March 31	$-	$0.022
June 30	-	0.023
September 30	-	0.023
Total	$-	$0.045

Series D Preferred Stock:

Month	2024	2023
	Distributions Declared	Distributions Declared
January	$0.19531	$0.19531
February	0.19531	0.19531
March	0.19531	0.19531
April	0.19531	0.19531
May	0.19531	0.19531
June	0.19531	0.19531
July	0.19531	0.19531
August	0.19531	0.19531
September	0.19531	0.19531
Total	$1.75779	$1.75779

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

Cash Equivalents and Restricted Cash

At September 30, 2024, and December 31, 2023, we had approximately $7.2 million and $6.5 million in cash equivalents, respectively, including $3.5 million and $3.7 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts, short-term bonds and cash held in bank accounts at third-party institutions. During 2024 and 2023, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $1.5 million to 2.0 million of our cash balance is intended for capital expenditures on existing properties, net of any construction financing (some of which is held in deposits reserve accounts by our lenders) during the rest of the year. We intend to use the remainder of our existing cash and cash equivalents for asset/property acquisitions, reduction of principal debt, general corporate purposes, common stock repurchases (if market conditions are met), or dividends to our stockholders.

Secured Debt

As of September 30, 2024, all our commercial properties, except 300 N.P. which has no debt, had fixed-rate mortgage notes payable in the aggregate principal amount of  $75.6 million, collateralized by a total of  11 commercial properties with loan terms at issuance ranging from 5 to 10 years. The weighted-average interest rate on these mortgage notes payable as of September 30, 2024, was approximately 4.97%, and our debt to estimated market value for our commercial properties was approximately  65.2%.  During the next 12 months, five of our commercial property loans, totaling approximately $28.4 million, will mature, with an estimated combined loan to value of approximately 59.6% as of September 30, 2024. The non-recourse loan on the Dakota Center property matured on July 6, 2024.  During October 2024, management has agreed with the lender to sell the property to settle the loan balance.  Due to the uncertainties in the Fargo market, we have decided to impair the property’s book value, in accordance with ASC 360-10 impairment of long-lived assets and for long-lived assets to be disposed of, to be in line with the current loan balance and estimated closing costs, which is the expected sales price.  As such, we recorded an impairment charge of approximately $0.7 million, as of  September 30, 2024.

As of September 30, 2024, the Company had fixed-rate mortgage notes payable related to model homes in the aggregate principal amount of $27.5 million, excluding loans eliminated through consolidation, collateralized by a total of 82 Model Homes.  These loans generally have a term at issuance of three to five years. As of September 30, 2024, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $335,826 and 6.74%, respectively. Our debt to estimated market value on all our model home properties is approximately 56.0%, excluding any loans eliminated through consolidation.  We have been able to refinance maturing mortgages to extend maturity dates and we have not experienced any notable difficulties financing our acquisitions.  The Company anticipates that any new mortgages used to acquire commercial properties or model homes in the near future will be at rates higher than our currently weighted average interest rate. As of September 30, 2024, we had issued one promissory note to our majority owned subsidiary, Dubose Model Home Investors 202 LP, for the refinancing of one model home property in Texas, for approximately $0.3 million with an interest rate of 5.55% per annum and original maturity date of August 15, 2024, which was extended for another year with an interest rate of 8.0% per annum. This note payable and note receivable, including interest expense and interest income related to this promissory note, is eliminated through consolidation on our financial statements.  This property was subsequently sold in October 2024, and the loan was paid in full.

Cash Flow for the nine months ended September 30, 2024, and September 30, 2023

Operating Activities: Net cash used in operating activities for the nine months ended September 30, 2024, totaled approximately $1.0 million, as compared to cash used in operating activities of $0.4 million for the nine months ended September 30, 2023. The change in net cash used in operating activities is mainly due to changes in net income, which fluctuates due to new leases, leasing renewals, tenant move outs and model home sales and acquisitions, as well as changes in non-cash addbacks or subtractions such as straight-line rent.

Investing Activities: Net cash provided by investing activities for the nine months ended September 30, 2024, was approximately $10.7 million compared to approximately $129.0 million used in investing activities during the same period in 2023. The change from each period was primarily related to the gross cash withdrawal of approximately $114.1 million during the first quarter of 2023 for SPAC redemptions.  There were no similar transactions during the nine months ended September 30, 2024.  Proceeds from the sale of real estate assets total approximately $22.3 million, net of selling costs, while cash used in real estate acquisition and capital improvement totaled approximately $11.7 million, for the nine months ended September 30, 2024.

We currently project that we could spend up to $1.5 million to $2.0 million (some of which is held in deposits reserve accounts by our lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio during the next 12 months. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures in the future due to rising construction costs. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities: Net cash used in financing activities during the nine months ended September 30, 2024, was $8.9 million compared to $137.4 million provided by financing activities for the same period in 2023 and was primarily due to the following activities for the nine months ended September 30, 2024:

•	Proceeds from mortgage notes payable, net of issuance costs totaled approximately $13.6 million.

•	Proceeds from the issuance of Series D Preferred Stock, net of offering costs, totaled approximately $1.2 million.

•	Repayment of mortgage notes payable totaled approximately $18.9 million for the nine months ended September 30, 2024.

•	Distributions to noncontrolling interest of approximately $3.1 million for the nine months ended September 30, 2024.

•	Dividends paid to Series D Preferred Stockholders of approximately $1.7 million for the nine months ended September 30, 2024.

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

Common Stock Warrants:

If all the potential Common Stock Warrants outstanding at September 30, 2024, were exercised at the price of $5.00 per share, gross proceeds to us would be approximately $10.0 million and we would as a result issue an additional 2,000,000 shares of common stock.

Placement Agent Warrants:

If all the potential Placement Agent Warrants outstanding at September 30, 2024, were exercised at the price of $6.25 per share, gross proceeds to us would be approximately $0.5 million and we would as a result issue an additional 80,000 shares of common stock.

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

Series A Warrants:

If all the potential Series A Warrants outstanding at September 30, 2024, were exercised at the price of $7.00 per share, gross proceeds to us would be approximately $101.2 million and we would as a result issue an additional 14,450,069 shares of common stock.

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

Changes in Internal Control over Financial Reporting

We are adding controls around the calculation and preparation of income tax provisions and expenses, we are engaging with third party experts, and will continually identify and monitor the taxable status of each subsidiary for annual reporting.  There were no additional changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Furthermore, we do not believe that these controls have been impacted by COVID-19 related circumstances, including remote work arrangements with our employees.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Repurchase Program. While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently. On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which expired in September 2023. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which shall expire in November 2024. During the year ended December 31, 2023, the Company repurchased 23,041 shares of our Series D Preferred Stock at an average price of approximately $16.06 per share, including a commission of $0.035 per share, and no shares of our Series A Common Stock, for a total cost of $0.4 million for the Series D Preferred Stock. During the nine months ended September 30, 2024, we repurchased 137,709 shares of our Series A Common Stock, for a total cost of $97,394, with an average price of approximately $0.7072 per share. There were no repurchases of Series D Preferred Stock during the nine months ended September 30, 2024. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost. The repurchased shares will be treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders' equity at cost. The following table contains information for shares of common stock repurchased during the nine months ended September 30, 2024.

Stock repurchases for Series A Common Stock.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2024	—	$—	—	$6,000,000
February 2024	—	—	—	6,000,000
March 2024	—	—	—	6,000,000
April 2024	—	—	—	6,000,000
May 2024	—	—	—	6,000,000
June 2024	10,446	0.729	10,446	5,992,387
July 2024	—	—	—	5,992,387
August 2024	44,190	0.679	44,190	5,962,369
September 2024	83,073	0.719	83,073	5,902,606
Total	137,709	$0.707	137,709	$5,902,606

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024.

31.2

Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024.

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

Date: November 19, 2024	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

	By:	/s/ Ed Bentzen
	Name:	Ed Bentzen
	Title:	Chief Financial Officer