Form 10-K
period 2024-12-31
Presidio Property Trust, Inc.
filed 2025-03-31
CIK 1080657

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $8.3 million based upon the closing price reported for such date on the Nasdaq Capital Market. At March 28, 2025, the registrant had issued and outstanding 14,154,032 shares of its Series A Common Stock $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Presidio Property Trust's 2025 Annual Meeting of Stockholders.  Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2024 pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

PRESIDIO PROPERTY TRUST, INC.

FORM 10-K – ANNUAL REPORT

For the year ended December 31, 2024

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

•

the potential adverse effects of a resurgence of the COVID-19 pandemic or of new epidemics, pandemics or public health crises and ensuing economic turmoil on our financial condition, results of operations, cash flows and performance, particularly our ability to collect rent, on the financial condition, results of operations, cash flows and performance of our tenants, and on the global economy and financial markets, adverse economic conditions in the real estate market and overall financial market fluctuations; and

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

ITEM 1. BUSINESS

OVERVIEW AND CORPORATE STRUCTURE

Presidio Property Trust, Inc. (“we”, “our”, “us” or the “Company”) is an internally-managed real estate investment trust (“REIT”). We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” We are a publicly traded company on Nasdaq, and registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Through the Company, its subsidiaries and its partnerships, we own 12 commercial properties in fee interest and have partial interests in two commercial properties through our interests in various affiliates in which we serve as general partner, member and/or manager. Each of the limited partnerships is referred to as a “DownREIT.” In each DownREIT, we have the right, through put and call options, to require our co-investors to exchange their interests for shares of our Series A Common Stock, or our common stock, at a stated price after a defined period (generally five years from the date they first invested in the entity’s real property), the occurrence of a specified event or a combination thereof. The Company is a limited partner in five partnerships and sole shareholder in one corporation, which entities purchase and lease model homes to and from homebuilders.

MARKET AND BUSINESS STRATEGY

The Company invests in a diverse multi-tenant portfolio of real estate assets. Beginning in 2015, we began to focus our commercial portfolio primarily on office and industrial properties (“Office/Industrial Properties”) and model homes (“Model Home Properties”). Our commercial properties are currently located in Colorado, North Dakota, California, Maryland and Texas. Our commercial property tenant base is highly diversified and consists of approximately 157 individual commercial tenants with an average remaining lease term of approximately 3.2 years as of December 31, 2024. As of December 31, 2024, one commercial tenant represented 6.07% of our annualized based rent, while our ten largest tenants represented approximately 32.60% of our annualized base rent. Our Model Home Properties are leased back, on a triple-net basis, to homebuilders.  The Model Home Properties are held by five affiliated limited partnerships and one wholly-owned corporation, all of which we control. As of December 31, 2024, our Model Home Properties are located in three states, Texas, Florida and Arizona.   For more information, see Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations included elsewhere in this Annual Report on Form 10-K.

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

RECENT DEVELOPMENTS

Significant Transactions in 2024 and 2023

Acquisitions during the year ended December 31, 2024:

•

We acquired 19 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2024. The purchase price for these properties was $9.7 million. The purchase price consisted of cash payments of $3.0 million and mortgage notes of $6.7 million.

Acquisitions during the year ended December 31, 2023:

•

We acquired 40 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2023. The purchase price for the properties was $21.9 million. The purchase price consisted of cash payments of $6.6 million and mortgage notes of $15.3 million.

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

Dispositions during the year ended December 31, 2024:

During year ended December 31, 2024, we disposed of the following properties:

•	51 model homes for approximately $24.8 million and the Company recognized a gain of approximately $3.4 million.

Dispositions during the year ended December 31, 2023:

During year ended December 31, 2023, we disposed of the following properties:

•	22 model homes for approximately $11.7 million and the Company recognized a gain of approximately $3.2 million.

Model Home Properties

Our Model Home Properties are located in  three states throughout the United States. As of December 31, 2024, we owned  78 model homes with a net book value of approximately $37.4 million.  Of the  78 model homes in our portfolio, 55 of them are wholly owned through NetREIT Model Homes, Inc. and make up approximately 70.7% of the total rental income from our model home portfolio.

Our Model Home business was started in March 2010 through the acquisition of certain assets and rights from Dubose Model Homes USA. Our model home business (“PPT Model Homes”) is engaged in the business of acquiring model homes from third party homebuilders in sale-lease transactions whereby a homebuilder sells the Model Home to PPT Model Homes and leases back the Model Home under a triple net lease (“NNN”) for use in marketing its residential development.

We currently operate six limited partnerships in connection with PPT Model Homes: Dubose Model Home Investors #202, LP (“DMHI #202”), Dubose Model Home Investors #203, LP (“DMHI #203”), Dubose Model Home Investors #204, LP (“DMHI #204”), Dubose Model Home Investors #205, LP (“DMHI #205”), Dubose Model Home Investors #206, LP (“DMHI #206”), and Dubose Model Home Investors #207, LP (“DMHI #207”). The limited partnerships typically raise private equity to invest in Model Home Properties and lease them back to the homebuilders. When the model homes' lease ends, these properties are sold to independent third parties as residential homes.  As of December 31, 2024, the Company owned:

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

•	3.5% of DMHI #207, which has raised $2.6 million, and was formed in 2023 to raise up to $5.0 million through the sale of partnership units. This partnership continues to raise capital through the sale of additional limited partnership units.

•	100% of NetREIT Model Homes, Inc.

We provide management services to our limited partnerships through our wholly-owned subsidiaries, NetREIT Advisors, LLC (“NetREIT Advisors”) and Dubose Advisors LLC (“Dubose Advisors”), which we refer to collectively as the Advisors. For their services, each of the Advisors receives ongoing management fees, acquisition fees and has the right to receive certain other fees when a partnership sells or otherwise disposes of a model home. NetREIT Advisors manages NetREIT Model Homes, Inc. and Dubose Advisors manages DMHI #202, DMHI #203, DMHI #204, DMHI #205, DMHI #206, and DMHI #207.

Share Repurchase Program

While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently. On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which expired in September 2023. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which expired in November 2024. During the year ended December 31, 2023, the Company repurchased 23,041 shares of our Series D Preferred Stock at an average price of approximately $16.06 per share, including a commission of $0.035 per share, and no shares of our Series A Common Stock, for a total cost of $0.4 million for the Series D Preferred Stock.  In December 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which shall expire in December 2025. During the year ended December 31, 2024, we repurchased 190,640 shares of our Series A Common Stock, for a total cost of $140,416, with an average price of approximately $1.10 per share, including a commission of $0.025 per share.  During the year ended December 31, 2024, the Company repurchased 2,918 shares of our Series D Preferred Stock at an average price of approximately $14.02 per share, including a commission of $0.035 per share, for a total cost of $40,910 for the Series D Preferred Stock. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost.

Sponsorship of Special Purpose Acquisition Company

The Company served as the sponsor of Murphy Canyon Acquisition Corp., a former special purpose acquisition company ("Murphy Canyon" or the “SPAC”), since the SPAC’s creation in October 2021 until its initial business combination in September 2023. Certain officers and directors of the Company also served as officers and directors of the SPAC during this period. On September 22, 2023, Murphy Canyon completed its business combination with Conduit Pharmaceuticals Limited (“Conduit Pharma”) and changed its name to Conduit Pharmaceuticals Inc. (“Conduit”). Immediately prior to the business combination, the Company owned approximately 65% of the SPAC’s outstanding shares of common stock. Upon consummation of the business combination, the SPAC’s shares of Class B common stock were converted into shares of its Class A common stock and the shares of Class A common stock were then reclassified as a single class of Conduit common stock. As a result of the business combination, the Company was issued (i) 3,306,250 shares of Conduit’s common stock due to the conversion of the shares of the SPAC’s Class B common stock into shares of the SPAC’s Class A common stock and then reclassification into shares of Conduit common stock, (ii) 754,000 shares of Conduit common stock, which prior to the business combination were shares of the SPAC’s Class A common stock and (iii) private warrants to purchase 754,000 shares of Conduit common stock, which prior to the business combination were warrants to purchase 754,000 shares of the SPAC’s Class A common stock. Also in the business combination, shareholders and debtholders of Conduit Pharma were issued 65,000,000 shares of Conduit common stock. Immediately following the consummation of the business combination, the Company transferred 45,000 shares of Conduit common stock and warrants to purchase 45,000 shares of Conduit common stock to the SPAC’s independent directors as compensation for their services. As a result, the Company owned approximately 6.5% of Conduit’s common stock immediately following the business combination and currently own less than 1% of Conduit’s common stock. In connection with the business combination, the Company’s officers and directors who also served as officers and directors of the SPAC resigned from the SPAC, with the exception of the Company’s former Chief Financial Officer who resigned from the Company.

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

Preferred Stock Series D

On June 15, 2021, we completed an offering of 800,000 shares of our 9.375% Series D Cumulative Redeemable Perpetual Preferred Stock ("Series D Preferred Stock") for cash consideration of $25.00 per share to a syndicate of underwriters led by The Benchmark Company, LLC, as representative, resulting in approximately $18.1 million in net proceeds, after deducting the underwriting discounts and commissions and the offering expenses. We granted the underwriters a 45-day option to purchase up to an additional 120,000 shares of Series D Preferred Stock to cover over-allotments, which they exercised on June 17, 2021, resulting in approximately $2.7 million in net proceeds, after deducting the underwriting discounts and commissions and the offering expenses.  In total, we issued 920,000 shares of Series D Preferred Stock with net proceeds of approximately $20.5 million, after deducting the underwriting discounts and commissions and the offering expenses.  On June 20, 2024, the  Company entered into an underwriting agreement with The Benchmark Company, LLC,  pursuant to which the Company issued and sold in an underwritten public offering 109,054 shares of the Company’s Series D Preferred Stock. The shares of Series D Preferred Stock were sold to the public at a price of $16.00 per share. The Company agreed to an underwriting discount of 7% of the public offering price of the shares of Series D Preferred Stock sold in the offering. The offering closed on June 24, 2024, generating gross proceeds of approximately $1.74 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for general corporate and working capital purposes, including to potentially acquire additional properties.

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

Use of Leverage

We use mortgage loans secured by our individual properties in order to maximize the return for our stockholders. Typically, these loans are for terms ranging from five to ten years. Currently, seven of our 12 of our commercial mortgage loans are structured as non-recourse to us with limited exceptions that would cause a recourse event only upon occurrence of certain fraud, misconduct, environmental, or bankruptcy events. Non-recourse financing limits our exposure to the amount of equity invested in each property pledged as collateral thereby protecting the equity in our other assets. We can provide no assurance that the non-recourse financing will be available to us in the future on terms that are acceptable to us, or at all and there may be circumstances where lenders have recourse to our other assets. To a lesser extent, we use recourse financing. At December 31, 2024, $22.7 million of our total debt contained recourse to the Company, of which $5.0 million was related to the model homes properties.

We have used both fixed and variable interest rate debt to finance our properties. Wherever possible, we prefer to obtain fixed rate mortgage financing as it provides better cost predictability. As of December 31, 2024, none of our mortgage loans included variable interest rate provisions.

In 2025, we have $8.3 million of principal payments on mortgage notes payable related to the Model Home Properties, including $7.7 million payments related to mortgage notes payable that mature in 2025. We plan to refinance a significant portion of the mortgage notes payable or sell the model home properties to repay the mortgage notes payable. We have $30.5 million of principal payments on mortgage notes payable relating to commercial properties in 2025, four of which are maturing in 2025.  The loans for Union Town Center ("UTC") and Research Parkway were paid in full, when the properties were sold in February 2025.  The loan on Dakota Center matured in July 2024 and management has been working with the lender and their special servicer of the loan to sell the property and settle the debt.  The lender has agreed to the Company selling the property on the open market with the use of a broker.  We have also begun the process to refinance the remaining two loans.  If we are unsuccessful in refinancing the property or changing the terms of the original loan, management would consider selling the property and paying the loan in full or surrendering the property to the current lender.

Our short-term liquidity needs include satisfying the debt service requirements of our existing mortgages.  Overall the commercial properties and Model Homes adequately covered their debt servicing needs during the year ended December 31, 2024, and management expect this to continue during the next twelve months.  If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, from sales of equity or debt securities, or we will reduce the rate of distribution to the stockholders.

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

MANAGEMENT OF THE COMPANY

Our Management

We refer to our executive officers and any directors who are affiliated with them as our “Management”.  Our Management is currently comprised of:

•	Jack K. Heilbron, Chairman of the Board of Directors, Chief Executive Officer and President of the Company, President and Director of NetREIT Advisors;

•	Ed Bentzen, Chief Financial Officer of the Company;

•	Gary M. Katz, Chief Investment Officer of the Company; and

•	Steve Hightower, President of PPT Model Homes and member of the Board of Directors.

Mr. Heilbron has overall responsibility for the day-to-day activities of the Company. Mr. Bentzen oversees financial matters, including financial reporting, budgeting, forecasting, funding activities, tax and insurance. Mr. Hightower is responsible for managing the day-to-day activities of Dubose Advisors, NetREIT Advisors and the model homes division. Mr. Heilbron and Mr. Katz are responsible for recommending all Company property acquisitions and dispositions.

Our Board of Directors

Our Management is subject to the direction and supervision of our Board of Directors.  Among other things, our Board of Directors must approve each real property acquisition our Management proposes. As of December 31, 2024, there were seven directors comprising our Board of Directors, five of whom are independent directors (“Independent Directors”). Two of our directors, Mr. Heilbron and Mr. Hightower, are not independent.

OUR REIT STATUS

We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2000. To continue to be taxed as a REIT, we must satisfy numerous organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders, as defined in the Code and calculated on an annual basis. As a REIT, we are generally not subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even though we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and property and to federal income and excise taxes on our undistributed income. For more information, please see Risks Related to our Status as a REIT and Related Federal Income Tax Matters. We qualified as a REIT for the fiscal year ended December 31, 2024.

HUMAN CAPITAL RESOURCES

Due to the nature of our business, our performance depends on identifying, attracting, developing, motivating, and retaining a highly skilled workforce in multiple areas, including property management, asset management and strategy, accounting, business development and management. Our human capital management strategy, which we refer to as our people strategy, is tightly aligned with our business needs. During 2024, our human capital efforts were focused on retaining top talent, and continuing to increase our agility to meet the quickly changing needs of the business. We use a variety of human capital measures in managing our business, including: workforce demographics; diversity metrics with respect to representation, attrition, hiring, promotions and leadership; and talent management metrics including retention rates of top talent and hiring metrics.

OFFICE AND EMPLOYEES

During September 2024, we reduced our office space from approximately 9,224 square feet to 6,570 square feet.  The office is located in San Diego, California.

As of December 31, 2024, we had a total of 15 full-time employees.

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

Our office is located at 4995 Murphy Canyon Road, Suite 300, San Diego, CA 92123. Our telephone number is (760) 471-8536. Our e-mail address is info@presidiopt.com or you may visit our website at www.presidiopt.com.

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

•	failure to qualify as a REIT could adversely affect our operations and our ability to pay distributions;

•	as a REIT, we may be subject to tax liabilities that reduce our cash flow;

•	the tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions that would be treated as sales for U.S. federal income tax purposes;

•	our business, financial condition, results of operations and cash flows may be adversely affected by a resurgence of the COVID-19 pandemic or of new epidemics;

•

our cash available for distributions may not be sufficient to pay distributions on the common stock at expected levels, and we cannot assure you of our ability to pay distributions in the future. We may use borrowed funds or funds from other sources to pay distributions, which may adversely impact our operations;

•	a future issuance of stock could dilute the value of our common stock, Series D Preferred Stock or Series A Warrants;

•	the value of our equity investment in Conduit may decline due to factors outside of our control, which would likely have a material adverse effect on our future expansion, revenues, and profits;

•

the possibility that we may not achieve compliance with Nasdaq’s continued listing requirements, which may result in our common stock being delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital;

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

•

fluctuations in interest rates, including if potential interest rate decreases in 2025 do not materialize, could adversely affect our ability to obtain financing on favorable terms or at all, and negatively impact the value of properties and the ability of prospective buyers to obtain financing for properties we intend to sell;

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

Rising inflation and elevated U.S. budget deficits and overall debt levels, including as a result of federal spending, tariffs and/or economic or market and supply chain conditions, can put upward pressure on interest rates and could be among the factors that could lead to higher interest rates in the future. During inflationary periods, interest rates have historically increased. For instance, to control the rate of inflation, the Board of Governors of the Federal Reserve System (the “U.S. Federal Reserve”) raised its benchmark federal funds rate from nearly zero in March 2022 to a range between 4.25% and 4.50% as of December 31, 2024. Although there are expectations that the U.S. Federal Reserve will be reducing the federal funds rate in 2025, these expectations might not materialize. Higher interest rates could adversely affect our overall business, income, and our ability to pay dividends, including by reducing the fair value of many of our assets and adversely affecting our ability to obtain financing on favorable terms or at all, and negatively impacting the value of properties and the ability of prospective buyers to obtain financing for properties we intend to sell. This may affect our earnings results, reduce our ability to sell our assets, or reduce our liquidity. Furthermore, our business and financial results may be harmed by our inability to accurately anticipate developments associated with changes in, or the outlook for, interest rates.

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

Disruptions in the financial markets could adversely affect the value of our real estate investments. Concerns over economic recession, the possibility of new COVID-19 strains or other pandemics or health crises, interest rate increases, policy priorities of the U.S. presidential administration, trade wars, tariffs, labor shortages, or inflation may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. The economic and geopolitical ramifications of the military conflicts in the Middle East and Ukraine, including sanctions, retaliatory sanctions, nationalism, supply chain disruptions, cyber-attacks and other consequences, could impact commercial real estate fundamentals and result in lower occupancy, lower rental rates, and declining values in our real estate portfolio and in the collateral securing our loan investments. As a result, the value of our property investments could decrease below the amounts paid for such investments, the value of collateral securing our loans could decrease below the outstanding principal amounts of such loans, and revenues from our properties could decrease due to fewer and/or delinquent tenants or lower rental rates. These factors would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

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

The outbreak of any highly infectious or contagious disease could significantly and adversely impact our business, financial condition, results of operations and cash flows.

The COVID-19 pandemic has had, and in the future may continue to have, repercussions across regional and global economies and financial markets. Many countries, including the United States (including the states and cities that comprise the San Diego, California; Denver and Colorado Springs, Colorado; Fargo and Bismarck, North Dakota; and other metro regions where we own and operate properties) had instituted quarantines, “shelter in place” mandates, and rules and restrictions on travel and the types of businesses that may continue to operate. While these restrictions have been lifted, new variants of the coronavirus and/or the spread of another highly infectious or contagious virus or disease could cause government authorities to extend, reinstitute and/or adopt new restrictions. As a result, the possibility remains that the COVID-19 pandemic or another public health crisis may negatively impact almost every industry, both inside and outside these metro regions, directly or indirectly and has created business continuity issues. For instance, a number of our commercial tenants temporarily closed their offices or stores and requested temporary rent deferral or rent abatement during the pandemic. In addition, jurisdictions where we own and operate properties had implemented rent freezes, eviction freezes, or other similar restrictions. The full extent of the impacts on our business over the long term are dependent on a number of factors beyond our control.

As a result of the effects of the COVID-19 pandemic, we had been impacted and may in the future be impacted by one or more of the following if there is a resurgence of COVID-19 or development of another pandemic or public health crisis:

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

●	the financial impact of a resurgence in the COVID-19 pandemic or another public health crisis could negatively impact our future compliance with financial covenants of debt agreements;

●	a decline in the market value of real estate may result in the carrying value of certain real estate assets exceeding their fair value, which may require us to recognize an impairment to those assets;

●	future delays in the supply of products or services may negatively impact our ability to complete the renovations and lease-up of our buildings on schedule or for their original estimated cost;

●	a general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow or change the complexion of our portfolio of properties;

●	our insurance may not cover loss of revenue or other expenses resulting from the pandemic and related shelter-in-place rules;

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

The financial aspects of the COVID-19 pandemic or any other pandemic are difficult to predict and may not directly correlate to the severity of outbreaks at a particular place or time. For example, there has been significant inflation in the price of lumber, largely as a result of supply shortages specific to the lumber industry resulting from the COVID-19 pandemic, which has affected construction and renovation costs in our industry. Similarly, despite general economic concerns resulting from the COVID-19 pandemic, there has been home price inflation in many markets, which may affect our ability to purchase Model Homes at prices we consider to be reasonable.

Our portfolio of marketable securities, including covered call options, is subject to market, interest and credit risk that may reduce its value.

From time to time, we maintain a portfolio of marketable securities. As of December 31, 2024, we did not own any common shares of publicly traded REITs and owned no written covered call options in any of those same REITs.  The fair market value on our publicly traded REIT securities was $0, based on the December 31, 2024 closing prices.  Changes in the value of our portfolio of marketable securities could adversely affect our earnings. In particular, the value of our investments may decline due to increases in interest rates, downgrades of the securities included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, declines in the value of collateral underlying the securities included in our portfolio and other factors. In addition, macroeconomic factors, geopolitical instability and rising inflation have and may continue to adversely affect the financial markets. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio’s overall risk profile, the value of our investments may nevertheless decline.

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

In 2024, approximately 65% of our net operating income was from our office properties, and approximately 54% in 2023. Work from home, flexible work schedules, open workplaces, videoconferencing, and teleconferencing are becoming more common, particularly as a result of the COVID-19 pandemic. These practices may enable businesses to reduce their office space requirements. There is also an increasing trend among some businesses to utilize shared office spaces and co-working spaces. A continuation of the movement towards these practices could, over time, erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations.

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

Our commercial properties are currently located in California, Colorado, Maryland, North Dakota and Texas. Our model home portfolio consists of properties currently located in three states, although a significant concentration of our model homes is located in Texas. As of December 31, 2024, approximately 94% of our model homes were located in Texas. This concentration of properties in a limited number of markets may expose us to risks of adverse economic developments that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns and potentially higher local property, sales and income taxes in the geographic markets in which we are concentrated. In addition, our properties are subject to the effects of adverse acts of nature, such as winter storms, hurricanes, hailstorms, strong winds, wildfires, earthquakes and tornadoes, which may cause damage, such as flooding, to our properties. Additionally, we cannot assure you that the amount of casualty insurance we maintain would entirely cover damages caused by any such event, or in the case of our model homes portfolio or commercial triple net leases, that the insurance maintained by our tenants would entirely cover damages caused by any such event.

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

Under current accounting standards, requirements, and principles, we are required to periodically evaluate our real estate investments for impairment based on a number of indicators. Impairment indicators may include changes in real estate markets, leasing rates, occupancy levels, mortgage loan status, and other factors which affect the value of a particular property. For example, a tenant’s default under a lease, the upcoming termination of a long-term lease, the pending maturity of a mortgage loan secured by a property, and the unavailability of replacement financing are all impairment indicators. The presence of any of these indicators may require us to make a material impairment charge against the property so affected. If we determine an impairment has occurred, we are required to make an adjustment to the net carrying value of the property which could have a material adverse effect on our results of operations and financial condition for the period in which the impairment charge is recorded.

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

We rely on third-party property managers to manage some of our properties and brokers or agents to lease our properties.

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

We are not registered as an investment company under the Investment Company Act, based on exceptions we believe are available to us. If at any time the character of our investments could cause us to be deemed an investment company for purposes of the Investment Company Act, we could be required to register under the Investment Company Act. Compliance with the Investment Company Act, as a registered investment company, would require us to significantly alter our business and could impair our ability to operate as REIT, with potential adverse impacts on our business, and, thus, our stockholders.

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

In addition, the “unsolicited takeover” provisions of Title 3, Subtitle 8 of the MGCL permit our Board of Directors, without stockholder approval and regardless of what is provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a director. On March 18, 2024, the Company filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland relating to the Company’s election to be subject to the classified board provisions of Section 3-803 of the MGCL. Accordingly, the Board of Directors is currently classified into three classes with directors serving three-year staggered terms and until their successors are elected and qualified. Such takeover defenses may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-current market price.

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

Our failure to adopt, or use of advancements in information technology presents risks and challenges that may put us at a competitive disadvantage and adversely impact our business, reputation, results of operations, and financial condition.

Our inability to adopt new technological capabilities and enhancements, including artificial intelligence and machine learning, may put us at a competitive disadvantage or cause us to miss opportunities to innovate and achieve efficiencies in our operations which could adversely impact our business, reputation, results of operations, and financial condition. Conversely, the use of emerging technologies entails risks, including risks relating to the possibility of intellectual property infringement or misappropriation, data privacy, new or enhanced governmental or regulatory scrutiny and compliance costs, litigation, or other liability, ethical concerns, negative perceptions as to automation and artificial intelligence, or other complications or liabilities that could adversely affect our business, reputation, results of operations, or financial results.

Current legislative uncertainty and discourse could cause significant economic impact on markets, including the availability and access to capital markets and other funding sources, adverse changes in real estate values and increased interest rates. Such impacts could have a material adverse effect on our business, financial condition, results from operation and growth prospects.

To control the rate of inflation, the Board of Governors of the U.S. Federal Reserve raised its benchmark federal funds rate from nearly zero in March 2022 to a range between 4.25% and 4.50% as of December 31, 2024. Although there are expectations that the U.S. Federal Reserve will be reducing the federal funds rate in 2025, these expectations might not materialize. An increase in the federal funds effective rate could cause an increase in rates related to lending for commercial real estate, which could have a material adverse effect on our business, including our ability to pay distributions. Further, the  outcome of congressional and other elections creates uncertainty with respect to legal, tax and regulatory regimes in which we operate. These changes could result in sweeping reform in many laws and regulations, including without limitation, those relating to taxes and small business aid. In addition, political discourse continues to be abrasive and an inability of the legislative and executive branches to engage in bipartisan politics may lead to instability on legislative, economic and social matters. These factors could have significant economic impacts on the markets, including without limitation, the stability, availability and access to capital markets and other funding sources, reduced real estate values and increases to interest rates. Such impacts could have a material adverse effect on our business, financial condition, results from operation and growth prospects.

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

Our total gross indebtedness as of December 31, 2024 was approximately $102.8 million. We may incur additional debt for various purposes, including, without limitation, to fund future acquisitions and operational needs.

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

Loans obtained to fund property acquisitions will generally be secured by mortgages on our properties. The more we borrow, the higher our fixed debt payment obligations will be and the greater the risk that we will not be able to timely meet these payment obligations. At December 31, 2024, excluding our Model Home Properties, we had a total of approximately $76.8 million of secured financing on our properties. If we are unable to make our debt payments as required, due to a decrease in rental or other revenues or an increase in our other costs, a lender could charge us a default rate of interest and/or foreclose on the property or properties securing its debt. This could cause an adverse effect on our results of operations and/or cause us to lose part or all of our investment, adversely affecting our financial condition by lowering the value of our real estate portfolio.

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

We have $30.5 million of principal payments on mortgage notes payable relating to commercial properties in 2025, four of which are maturing in 2025, and one matured in July 2024.  The loans for UTC and Research Parkway were paid in full, when the properties were sold in February 2025.  The loan on Dakota Center matured in July 2024 and management has been working with the lender and their special servicer of the loan to sell the property and settle the debt.  The lender has agreed to the Company selling the property on the open market with the use of a broker.  We have also begun the process to refinance the remaining two loans that are due in September 2025.  If we are unsuccessful in refinancing the property or changing the terms of the original loan, management would consider selling the property and paying the loan in full or surrendering the property to the current lender. The model homes division pays off the balance of its mortgages using proceeds from the sale of the underlying homes. Any deficiency in the sale proceeds would have to be paid from existing cash, reducing the amount available for distributions and operations.

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

We are required to meet certain qualitative and financial tests to maintain the listing of our securities on Nasdaq. As of the date of this report, we are in compliance with all of Nasdaq’s continued listing requirements. As previously disclosed, the Company received a written notice from Nasdaq on June 6, 2023 notifying the Company that it had failed to meet the $1.00 per share minimum bid price requirement for continued inclusion on Nasdaq. On December 21, 2023, the Company announced that it received formal notice from the Nasdaq Stock Market, LLC stating that the Company had regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). On June 7, 2024, the Company received a written notice from Nasdaq notifying the Company that it had failed to meet the $1.00 per share minimum bid price requirement for continued inclusion on Nasdaq.  The letter also indicated that the Company would be provided with a compliance period of 180 calendar days, or until December 4, 2024, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).  On December 5, 2024, Nasdaq notified the Company that it had determined that the Company is eligible for an additional 180 calendar day period, or until June 2, 2025, to regain compliance.  If compliance cannot be demonstrated by June 2, 2025, Nasdaq will provide written notification that the common stock will be delisted. At that time, the Company may appeal the determination to a Hearings Panel.

There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria. If we are unable to regain compliance with the continued listing requirements of Nasdaq, our common stock could be delisted, making it more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our securities could suffer a material decline. Delisting could also impair our ability to raise capital.

Our Series D Preferred Stock is subordinate to our existing and future debt, and your interests could be diluted by the issuance of additional preferred stock and by other transactions.

The Series D Preferred Stock ranks junior to all of our existing and future debt and to other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our future debt may include restrictions on our ability to pay distributions to preferred stockholders. Our charter currently authorizes the issuance of up to 1,000,000 shares of preferred stock in one or more classes or series, all of which are currently classified as shares of Series D Preferred Stock. Subject to limitations prescribed by Maryland law and our charter, our Board of Directors is authorized to issue, from our authorized but unissued shares of stock, preferred stock in such classes or series as our Board of Directors may determine and to establish from time to time the number of shares of preferred stock to be included in any such class or series. The issuance of additional shares of Series D Preferred Stock or another series of preferred stock designated as ranking on parity with the Series D Preferred Stock would dilute the interests of the holders of shares of the Series D Preferred Stock, and the issuance of shares of any class or series of our stock expressly designated as ranking senior to the Series D Preferred Stock or the incurrence of additional indebtedness could affect our ability to pay distributions on, redeem or pay the liquidation preference on the Series D Preferred Stock. The Series D Preferred Stock does not contain any terms relating to or limiting our indebtedness or affording the holders of shares of the Series D Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets, that might adversely affect the holders of shares of the Series D Preferred Stock, so long as the rights, preferences, privileges or voting power of the Series D Preferred Stock or the holders thereof are not materially and adversely affected.

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

The Change of Control right allowing us to redeem the Series D Preferred Stock, in whole or in part, any time from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends thereon to, but not including, the date of fixed redemption, may have the effect of discouraging a third party from making an acquisition proposal for us or of delaying, deferring or preventing certain of our change of control transactions under circumstances that otherwise could provide the holders of our Series D Preferred Stock with the opportunity to realize a premium over the then-current market price of such equity securities or that stockholders may otherwise believe is in their best interests.

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

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our Series D Preferred Stock include:

•	actual or anticipated variations in our quarterly results of operations or distributions;

•	changes in our FFO, earnings estimates or recommendations by securities analysts;

•	publication of research reports about us or the real estate industry generally;

•	the extent of investor interest;

•	publication of research reports about us or the real estate industry;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the reputation of REITs generally and the reputation of REITs with portfolios similar to ours;

•	the attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies);

•	adverse market reaction to any additional debt that we incur or acquisitions that we make in the future;

•	additions or departures of key management personnel;

•	future issuances by us of our common stock or other equity securities;

•	actions by institutional or activist stockholders;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented in this annual report; and

•	general market and economic conditions.

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

Our stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to affect changes or acquire control over the Company. For example, on March 13, 2024, a stockholder announced that it intended to file a preliminary proxy statement and accompanying WHITE universal proxy card with the Securities and Exchange Commission to be used to solicit votes for the election of director nominees at our 2024 annual meeting of stockholders.  On May 9, 2024, we entered into a cooperation agreement with this stockholder and related entities pursuant to which we agreed to, among other things, increase the size of the Board of Directors from six directors to seven directors and appoint a new director as a Class III director to the Board of Directors, with an initial term expiring at the 2026 Annual Meeting. Activist stockholder activities could adversely affect our business because responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. For example, we have or in the future may retain the services of various professionals to advise us on activist stockholder matters, including legal, financial, strategic and communication advisors, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholders’ initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, business partners, and employees, and cause our stock price to experience periods of volatility or stagnation.

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

Our property taxes could increase due to property tax rate changes, reassessments or changes in property tax laws, which may adversely impact our cash flows.

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

Changes in U.S. accounting standards may adversely impact us.

The regulatory boards and government agencies that determine financial accounting standards and disclosures in the U.S., which include the Financial Accounting Standards Board (“FASB”) and SEC, continually change and update the financial accounting standards we must follow. From time to time, the FASB issues ASUs that could have a material effect on our financial condition or results of operations, which in turn could also significantly impact the value of our Common Stock. Such potential impacts include, without limitation, significant changes to our balance sheet, significant changes to the timing or methodology of revenue or expense recognition, or significant fluctuations in our reported results of operations. Any difficulties in the implementation of changes in accounting principles, including the ability to modify our accounting systems and to update our policies, procedures, information systems, and internal control over financial reporting, could result in materially inaccurate financial statements, which in turn could harm our operating results or cause us to fail to meet our reporting obligations. Significant changes that may be introduced by ASUs could cause fluctuations in revenue and expense recognition and materially affect our results of operations. We may also experience an increase in general and administrative expenses resulting from additional resources required for the initial implementation of such ASUs. This could adversely affect our reported results of operations, profitability, and financial statements. Additionally, the adoption of new accounting standards could affect the results of any debt covenant calculations. It cannot be assured that we will be able to work with our lenders to successfully amend any such debt covenants in response to changes in accounting standards.

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

ITEM 1C. CYBERSECURITY

Presidio Property Trust uses a cross-departmental approach to addressing cybersecurity risk, including input from senior management, employees, external consultants, and our Board of Directors (the "Board"). Senior management devote significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner, including providing periodic training to staff and an annual third-party review of the Company’s current posture to protect against threats. The Audit Committee of the Board of Directors oversees the steps taken by Presidio Property Trust’s management to monitor and mitigate cybersecurity risks. Senior management briefs the Audit Committee and the Board of Directors on cybersecurity matters on at least an annual basis.

The Company operates almost exclusively in a Software-as-a-Service (SaaS) IT environment. In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with the use of third-party service providers. The internal business owners of the hosted applications are required to document quarterly user access reviews and obtain a System and Organization Controls (SOC) 1 and/or SOC 2 report from our SaaS vendors. With assistance from an external consultant, management conducts an annual review of third-party SOC reports with a specific focus on their data protection procedures. If a third-party vendor is not able to provide a SOC report, management takes additional steps to assess their cybersecurity preparedness and assess our relationship with them on that basis. Our assessment of risks associated with the use of third-party providers is a significant part of the Company’s overall cybersecurity risk management framework.

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

In addition, we have Company-wide policies and procedures concerning cybersecurity matters, including access security, system change management, development lifecycle, incident management and business continuity/disaster recovery policies. These policies go through an annual internal review process and are approved by appropriate members of management. Presidio Property Trust uses a third-party consultant to assess the Company’s compliance with Sarbanes Oxley requirements.

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

ITEM 2. PROPERTIES

General Information

We invest in a diverse multi-tenant portfolio of real estate assets primarily consisting of office/industrial, retail, and model home properties located primarily in the western United States. As of December 31, 2024, we owned or had an equity interest in nine office/industrial buildings totaling approximately 758,175 rentable square feet and three retail centers totaling approximately 65,242 rentable square feet. In addition, through our Model Home subsidiary and our investments in six limited partnerships and one corporation, we own a total of  78 Model Home Properties located in three states, totaling approximately 236,955 square feet. Of the 78 Model Home Properties in our portfolio, 55  of them are wholly owned by the Company through NetREIT Model Homes, Inc. We directly manage the operations and leasing of our properties. Substantially all of our revenues consist of base rents received under leases that generally have terms that range from one to five years.  The majority of our existing leases as of December 31, 2024 contain contractual rent increases that provide for increases in the base rental payments. Our tenants consist of local, regional and national businesses. Our properties generally attract a mix of diversified tenants creating lower risk in periods of economic fluctuations. Our largest tenant represented approximately 6.07%  of total revenues for the year ended December 31, 2024.

Geographic Diversification Table

The following table shows a list of properties we owned as of December 31, 2024, grouped by the state where each of our investments is located.

Office/Industrial and Retail Properties:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	1	57,807	7.0%	$1,542,066	12.9%
Colorado	5	324,245	39.4%	5,766,166	48.2%
Maryland	1	31,752	3.9%	724,453	6.1%
North Dakota	4	399,113	48.4%	3,565,621	29.9%
Texas	1	10,500	1.3%	342,692	2.9%
Total	12	823,417	100.0%	$11,940,998	100.0%

Model Home Properties:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
Arizona	2	6,822	2.9%	$149,196	4.4%
Florida	3	8,199	3.4%	136,812	4.1%
Texas	73	221,934	93.7%	3,086,580	91.5%
Total	78	236,955	100.0%	$3,372,588	100.0%

The following table summarizes information relating to our properties (excluding model homes) at December 31, 2024:

Property Summary

($ in000's) Property Location	Sq., Ft.	Date Acquired	Year Property Constructed	Purchase Price	Occupancy	Percent Ownership	Mortgage On property
Office/Industrial Properties:
Genesis Plaza, San Diego, CA (1)	57,807	08/10	1989	$10,000	95.6%	92.0%	$5,937
Dakota Center, Fargo, ND (2)	119,554	05/11	1982	9,575	46.1%	100.0%	9,197
Grand Pacific Center, Bismarck, ND (3)	94,943	03/14	1976	5,350	88.6%	100.0%	5,471
Arapahoe Center, Colorado Springs, CO	79,023	12/14	2000	11,850	100.0%	100.0%	7,426
West Fargo Industrial, West Fargo, ND	150,099	08/15	1998/2005	7,900	97.2%	100.0%	3,923
300 N.P., West Fargo, ND	34,517	08/15	1922	3,850	66.4%	100.0%	-
One Park Centre, Westminster CO (5)	69,174	08/15	1983	9,150	85.7%	100.0%	6,044
Shea Center II, Highlands Ranch, CO (6)	121,306	12/15	2000	25,325	68.9%	100.0%	16,951
Baltimore, Baltimore, MD	31,752	12/21	2006	8,892	100.0%	100.0%	5,670
Total Office/Industrial Properties	758,175			$91,892	81.0%		$60,619

Retail Properties:
Union Town Center, Colorado Springs, CO (4)	44,042	12/14	2003	11,212	100.0%	100.0%	7,870
Research Parkway, Colorado Springs, CO (4)	10,700	08/15	2003	2,850	88.8%	100.0%	1,589
Mandolin, Houston, TX (7)	10,500	08/21	2021	4,892	100.0%	61.3%	3,573
Total Retail Properties	65,242			$18,954	86.2%		$13,032

(1)

Genesis Plaza is owned by two tenants-in-common, NetREIT Genesis and NetREIT Genessis II, each of which own 57% and 43%, respectively, and we beneficially own an aggregate of 92.0%, based on our ownership of each entity.  We have 100% ownership of NetREIT Genesis and 81.5% ownership of NetREIT Genesis II, and we have control of both entities.  During July 2024, the Company completed a minority ownership conversion option as result of a death in a noncontrolling trust within NetREIT Genesis II.  The Company issued the trust 86,232 shares of SQFT Series A Common Stock in exchange for their 36.4% ownership in NetREIT Genesis II, as per the original exchange agreement.

(2)

The non-recourse loan on the Dakota Center property matured on July 6, 2024.  During October 2024, management has agreed with the lender to sell the property to settle the loan balance.  Due to the uncertainties in the Fargo market, we have impaired the property’s book value and recorded an impairment charge of approximately $0.7 million as of September 30, 2024.  During December 2024, the lender had agreed on the broker the Company would use to sell the property to settle the non-recourse debt.  As of December 31, 2024, the property was included in the real estate assets held for sale, net on the consolidated balance sheet.  Any purchase offers will be subject to lender approval.

(3)

Grand Pacific Center, Bismarck, ND, was removed from held-for-sale after signing a major lease with KLJ Engineering on December 7, 2022 for approximately 33,296 usable square feet, a term of 122 months, and starting annualized rent of $532,736.  KLJ Engineering moved into the building during December 2023, with rent that commenced on February 28, 2024.

(4)

As of September 30, 2024, Union Town Center and Research Parkway have been listed for sale, and included in the real estate assets held for sale, net on the consolidated balance sheet as of December 31, 2024.  The sale of UTC and Research Parkway took place in February 2025, to a single buyer for a combined sales price of $16.95 million, and the Company recorded a combined gain of approximately $4.0 million.

(5)

During the year ended December 31, 2023, we recorded a $2.0 million impairment charge for One Park Center that reflects management’s revised estimate of the fair market value based on sales comparable of like properties in the same geographical area as well as an evaluation of future cash flows or an executed purchase sale agreement.  No additional impairment was deemed necessary during the year ended December 31, 2024.

(6)

On December 31, 2022, the lease for our largest tenant, Halliburton, expired.  Halliburton was located in our Shea Center II property in Colorado, and made up approximately $536,080 of our annual base rent.  Halliburton did not renew the lease and we placed approximately $1.1 million in a reserve account with our lender to cover future mortgage payments, if necessary, none of which has been used as of December 31, 2023.  Our management team is working to fill the 45,535 square foot space and has leased approximately 54% of the space as of February 2025 and has reviewed various proposals for the remaining 46%.

(7)

A portion of the proceeds from the sale of Highland Court were used in like-kind exchange transactions pursued under Section 1031 of the Code for the acquisition of our Mandolin property. Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.

For the years ended December 31, 2024 and 2023, depreciation and amortization expense totaled approximately $5.5 million and $5.4 million, respectively.

Top Ten Tenants Physical Occupancy Table

The following table sets forth certain information with respect to our top 10 tenants at our Office/Industrial and Retail Properties.

As of December 31, 2024 Tenant		Number of Leases	Annualized Base Rent	% of Total Annualized Base Rent
John Hopkins University		1	724,453	6.07%
Finastra USA Corporation		1	543,600	4.55%
KLJ Engineering LLC		1	536,080	4.49%
MasTec North America, Inc.		1	371,106	3.11%
L&T Care LLC		1	342,692	2.87%
Wells Fargo Bank, NA		1	300,838	2.52%
Republic Indemnity of America		1	278,831	2.34%
Nova Financial & Investment Corporation	(1)	1	275,071	2.30%
Meissner Commercial Real Estate Services	(2)	1	270,015	2.26%
Fredrikson & Byron P.A.		1	249,270	2.09%
			$3,891,956	32.60%

(1)

Nova Financial & Investment Corporation was subleasing to OnPoint Medical Group Holdings, LLC (“OnPoint”), until their lease expired in January 2025.  Since October 2024, OnPoint had also been directly leasing a 2,543 square foot space in our Shea Center building.  In January 2025, OnPoint took over 11,831 square foot space from Nova Financial & Investment Corporation, signing an additional 3-year lease for that space.

(2)	Genesis Plaza's occupancy at December 31, 2024 was at 95.6%. During the year, the Company invested approximately $74 thousand in building and tenant improvements for the property, expanded the space for Meissner and extended the term of their lease to 2035, and reduced the space used by the Company. On January 1, 2025, Meissner took possession of the expanded space and Genesis Plaza was 100% leased.

Lease Expirations Tables

The following table sets forth lease expirations for our properties as of December 31, 2024, assuming that none of the tenants exercise their renewal options.

Office/Industrial and Retail Properties:

Expiration Year		Number of Leases Expiring	Square Footage	Annual Rental From Lease	Percent of Total
2024	(1)	18	8,835	$61,578	0.5%
2025		34	113,028	1,922,087	16.1%
2026		36	219,532	3,397,567	28.5%
2027		21	69,488	1,237,116	10.4%
2028		21	82,363	1,717,719	14.4%
2029		14	50,770	1,065,589	8.9%
Thereafter		13	130,794	2,539,342	21.2%
Totals		157	674,810	$11,940,998	100.0%

(1)

Two of these leases expired on December 31, 2024 and were located in our One Park Centre property, and accounted for approximately 3% of One Park Centre's annual rent and totaled approximately 2,045 square feet. The remaining leases are mainly for month to month storage, parking and other miscellaneous space.

Model Home Properties:

Expiration Year (1)	Number of Leases Expiring	Square Footage	Annual Rental From Lease	Percent of Total
2024 (2)	5	12,164	$157,440	4.6%
2025	56	169,824	2,393,688	71.0%
2026	17	54,967	821,460	24.4%
	78	236,955	$3,372,588	100.0%

(1)	These leases are subject to extensions by the home builder depending on sales of the total development. All model homes are sold at the end of the lease period.
(2)	These properties came off lease during 2024 and are listed as held for sale as of December 31, 2024.

As of December 31, 2024  we had nine model homes listed for sale, and included in the real estate assets held for sale, net on the consolidated balance sheet as of December 31, 2024.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits or legal proceedings which arise in the ordinary course of business. Neither the Company nor any of the Company’s properties are presently subject to any material litigation nor, to the Company’s knowledge, is there any material threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Series A Common Stock has been listed on the Nasdaq Capital Market under the symbol "SQFT" since October 7, 2020.  Our Series D Preferred Stock has been listed on the Nasdaq Capital Market under the symbol “SQFTP” since June 11, 2021.  On January 24, 2022, our Series A Warrants began trading on the Nasdaq Capital Market under the symbol "SQFTW".

Performance Graph

Not required.

Number of Common Stockholders

As of March 28, 2025, there were approximately 4,600 holders of our Series A Common Stock.

Dividend Payments

The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the years ended December 31, 2024 and 2023.  The Company intends to continue to pay dividends to our common stockholders on a quarterly basis, and on a monthly basis for holders of Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future cash dividends.

Series A Common Stock

Quarter Ended	2024	2023
	Distributions Declared	Distributions Declared
March 31	$—	$0.022
June 30	—	0.023
September 30	—	0.023
December 31	—	0.023
Total	$—	$0.091

Series D Preferred Stock

Month	2024	2023
	Distributions Declared	Distributions Declared
January	$0.19531	$0.19531
February	0.19531	0.19531
March	0.19531	0.19531
April	0.19531	0.19531
May	0.19531	0.19531
June	0.19531	0.19531
July	0.19531	0.19531
August	0.19531	0.19531
September	0.19531	0.19531
October	0.19531	0.19531
November	0.19531	0.19531
December	0.19531	0.19531
Total	$2.34372	$2.34372

Dividend Policy

We plan to pay at least 90% of our annual REIT taxable income to our stockholders in order to maintain our status as a REIT. We intend to continue to declare dividends, however, we cannot provide any assurance as to the amount or timing of future dividends. Our goal is to make cash dividend distributions out of our operating cash flow and proceeds from the sale of properties. During 2024, we did not paid dividends to holders of our Series A Common Stock.  During 2023, we paid dividends to our holders of Series A Common Stock of approximately $1.2 million.

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

We provide each of our stockholders a statement detailing dividends paid during the preceding year and their characterization as ordinary income, capital gain or return of capital annually. During the years ended December 31, 2024 and December 31, 2023, all dividends to holders of our Series A Common Stock were non-taxable as they were considered return of capital to the stockholders.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently. On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which expired in September 2023. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which expired in November 2024. During the year ended December 31, 2023, the Company repurchased 23,041 shares of our Series D Preferred Stock at an average price of approximately $16.06 per share, including a commission of $0.035 per share, and no shares of our Series A Common Stock, for a total cost of $0.4 million for the Series D Preferred Stock.  In December 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which shall expire in December 2025. During the year ended December 31, 2024, we repurchased 190,640 shares of our Series A Common Stock, for a total cost of $140,416, with an average price of approximately $1.10 per share, including a commission of $0.025 per share.  During the year ended December 31, 2024, the Company repurchased 2,918 shares of our Series D Preferred Stock at an average price of approximately $14.02 per share, including a commission of $0.035 per share, for a total cost of $40,910 for the Series D Preferred Stock. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost.

The following tables contain information for shares of Series A Common Stock and Series D Preferred Stock repurchased during the year ended December 31, 2024.

Series A Common Stock:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2024	—	$—	—	$6,000,000
February 2024	—	—	—	6,000,000
March 2024	—	—	—	6,000,000
April 2024	—	—	—	6,000,000
May 2024	—	—	—	6,000,000
June 2024	10,446	0.729	10,446	5,992,387
July 2024	—	—	—	5,992,387
August 2024	44,190	0.679	44,190	5,962,369
September 2024	83,073	0.719	83,073	5,902,606
October 2024	—	—	—	5,717,340
November 2024	—	—	—	5,717,340
December 2024 (1)	52,931	0.81	52,931	5,956,977
Total	190,640	$0.74	190,640	$5,956,977

(1) On December 19, 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which shall expire in December 2025.

Series D Preferred Stock:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2024	—	$—	—	$4,000,000
February 2024	—	—	—	4,000,000
March 2024	—	—	—	4,000,000
April 2024	—	—	—	4,000,000
May 2024	—	—	—	4,000,000
June 2024	—	—	—	4,000,000
July 2024	—	—	—	4,000,000
August 2024	—	—	—	4,000,000
September 2024	—	—	—	4,000,000
October 2024	—	—	—	4,000,000
November 2024	—	—	—	4,000,000
December 2024 (1)	2,918	$14.02	2,918	3,959,090
Total	2,918	$14.02	2,918	$3,959,090

(1) On December 19, 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which shall expire in December 2025.

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

OVERVIEW

The Company operates as an internally managed diversified real estate investment trust, or REIT.  The Company invests in a multi-tenant portfolio of commercial real estate assets comprised of office, industrial, and retail properties and model homes leased back to the homebuilder located primarily in the central United States. As of December 31, 2024, including properties held for sale, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial building (“Office/Industrial Properties”) which total approximately 758,175 rentable square feet,

•	Three retail shopping centers (“Retail Properties”) which total approximately 65,242 rentable square feet, and

•	78 model homes owned totaling approximately 236,955 square feet, by four affiliated limited partnerships and one corporation (“Model Home Properties”).

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

We seek to diversify our portfolio by commercial real estate segments to reduce the adverse effect of a single under-performing segment, geographic market and/or tenant. We further supplement this at the tenant level through our credit review process, which varies by tenant class.  For example, our commercial and industrial tenants tend to be corporations or individually owned businesses.  In these cases, we typically obtain financial records, including financial statements and tax returns (depending on the circumstance), and run credit reports for any prospective tenant to support our decision to enter into a rental arrangement. We also typically obtain security deposits from these commercial tenants. Our Model Home business partners are substantial homebuilders with established credit histories. These tenants are subjected to financial review and analysis prior to us entering into a sale-lease transaction. Our ownership of the underlying property provides a further means to avoiding significant credit losses.

Significant Transactions in 2024 and 2023

Acquisitions during the year ended December 31, 2024:

•

We acquired 19 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2024. The purchase price for these properties was $9.7 million. The purchase price consisted of cash payments of $3.0 million and mortgage notes of $6.7 million.

Acquisitions during the year ended December 31, 2023:

•

We acquired 40 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2023. The purchase price for the properties was $21.9 million. The purchase price consisted of cash payments of $6.6 million and mortgage notes of $15.3 million.

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

Dispositions during the year ended December 31, 2024:

During year ended December 31, 2024, we disposed of the following properties:

•	51 model homes for approximately $24.8 million and the Company recognized a gain of approximately $3.4 million.

Dispositions during the year ended December 31, 2023:

During year ended December 31, 2023, we disposed of the following properties:

•	22 model homes for approximately $11.7 million and the Company recognized a gain of approximately $3.2 million.

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

On September 22, 2023, Murphy Canyon completed its business combination with Conduit Pharma and changed its name to “Conduit Pharmaceuticals Inc.”  Immediately prior to the business combination the Company owned approximately 65% of the SPAC’s outstanding common stock.  Upon consummation of the business combination, the SPAC’s shares of Class B common stock were converted into shares of its Class A common stock and the shares of Class A common stock were then reclassified as a single class of Conduit common stock. As a result of the business combination, the Company was issued (i) 3,306,250 shares of Conduit’s common stock due to the conversion of the shares of the SPAC’s Class B common stock into shares of the SPAC’s Class A common stock and then reclassification into shares of Conduit common stock, (ii) 754,000 shares of Conduit common stock, which prior to the business combination were shares of the SPAC’s Class A common stock and (iii) private warrants to purchase 754,000 shares of Conduit common stock, which prior to the business combination were warrants to purchase 754,000 shares of the SPAC’s Class A common stock. Also in the business combination, shareholders and debtholders of Conduit Pharma were issued 65,000,000 shares of Conduit common stock.  Immediately following the consummation of the business combination, the Company transferred 45,000 shares of Conduit common stock and warrants to purchase 45,000 shares of Conduit common stock to the SPAC’s independent directors as compensation for their services. As a result, the Company owned approximately 6.5% of Conduit’s common stock immediately following the business combination and currently own less than 1% of Conduit’s common stock. In connection with the business combination, the Company’s officers and directors who also served as officers and directors of the SPAC resigned from the SPAC, with the exception of the Company’s former Chief Financial Officer who resigned from the Company.

ECONOMIC ENVIRONMENT

According to Nareit's, the National Association of Real Estate Investment Trusts, 2025 REIT Market Outlook, as discussed at the FTSE Nareit U.S. Real Estate Indexes in Review and What’s Next webinar on January 14, 2025, "there is a real possibility for an environment with both moderating interest rates and robust economic growth, otherwise known as an economic soft landing. Nevertheless, there are both lingering and emerging risks, including soft property fundamentals in some sectors, higher interest rates reflecting fiscal imbalances, and the possibility that shifting tariff policies could restrain commercial real estate (CRE) performance in 2025."  Current U.S. economic conditions that seem to support a soft landing according to Nareit are:

●	Real gross domestic product (GDP) increased at an annual rate of 2.8% in the third quarter of 2024, according to the “second” estimate.
●	Total nonfarm employment increased by 227,000 jobs and the unemployment rate was 4.2% in November 2024.
●	The Consumer Price Index for All Urban Consumers (CPI) increased 2.7% over the 12 months through November 2024 and core CPI (excluding food and energy) rose 3.3%.
●	Through November, the Federal Open Market Committee (FOMC) reduced its target policy rate range twice in 2024; it now stands at 4.50% to 4.75%.
●	As of November 2024, the Bloomberg consensus forecast survey placed the probability of a U.S. recession within the next 12 months at 25%; it was 30% in September.

According to Nareit, the lingering public-private real estate valuation phenomenon has impeded significant property transaction activity. Despite reaching its crest two years ago, the spread between REIT implied and private appraisal cap rates has been stubbornly slow to close. Recent REIT performance, however, has made material progress in closing the gap. The long goodbye to the current valuation divergence may finally be reaching its end. Quarterly total return differences and cap rate spreads have a negative relationship, for example:

●	When REITs had the greatest degree of outperformance (+22.8%) in the fourth quarter of 2023, the cap rate spread plunged by 94 bps.
●	When REITs experienced the greatest degree of underperformance (-19.5%) in the second quarter of 2022, the cap rate spread surged by 79 bps.
●	When REITs outperformed (+16.5%) in the third quarter of 2024, the cap rate spread dropped to 69 bps, a level less than half its previous quarter’s value.

The chart below displays occupancy rates for the four traditional property types from the fourth quarter of 2008 to the third quarter of 2024. In recent years, the retail sector has enjoyed a rising occupancy rate, but it appears to have plateaued. In contrast, occupancy rates for the apartment and industrial sectors have dropped off in the face of record amounts of new supply following record rent growth in the past few years. Office occupancy reflects a shifting and uncertain demand environment with the advent of more widespread remote work. As of the third quarter of 2024, CoStar occupancy rates for the retail, industrial, apartment, and office sectors were 95.9%, 93.4%, 92.1%, and 86.1%, respectively.

Occupancy rate trends will likely weigh on future property operational performance. They also underscore the need for realism in investment underwriting (1).

(1) Source: https://www.reit.com/news/blog/market-commentary/reit-cre-outlook-evolution-2025

Nareit Real estate working for you.
Join Nareit Login
What's a REIT? Investing in REITs REIT Data Industry News Events About N

✕ Shrink

CRE Fundamentals: Property Type Occupancy Rates

Apartment
Industrial
Office
Retail
100%
98%
96%
94%
92%
90%
88%
86%
84%
82%
80%
Occupancy Rate
95.9%
93.4%
92.1%
86.1%
2008:Q4
2011:Q1
2013:Q2
2015:Q3
2017:Q4
2020:Q1
2022:Q2
2024:Q3
Year:Quarter

Sources: CoStar; Nareit. Data as of 2024:Q3.

Nareit.

CREDIT MARKET ENVIRONMENT

Current market rates in February 2025 on fixed rate mortgages on homes ranged from 6.15% - 6.98%, depending on the term(2). Current market rates for 5–10 year fixed rate loans for commercial properties ranged from 5.55% - 6.88%, depending on the type of building (retail/industrial/office)(3). Interest rates decreased in 2024 compared to 2023 due to the Federal Reserve cutting interest rates 100 basis points, or 1%, in hopes of slowing down inflation going from 5.5% in July 2023 to 4.5% in December 2024.  According to the Federal Reserve "The Committee decided to maintain the target range for the federal funds rate at 4-1/4 to 4-1/2 percent. In considering the extent and timing of additional adjustments to the target range for the federal funds rate, the Committee will carefully assess incoming data, the evolving outlook, and the balance of risks. The Committee will continue reducing its holdings of Treasury securities and agency debt and agency mortgage‑backed securities. The Committee is strongly committed to supporting maximum employment and returning inflation to its 2 percent objective”(4).  Although rates decreased in 2024, it does not necessarily indicate that we would be unable to refinance or obtain mortgages on new homes or commercial properties at the same rate we have historically when they come due, as rates vary by property and are dependent upon factors including property cash flows, occupancy rates and lender credit.

As noted by Colliers Securities in its Q32024 Office Outlook: "The U.S. office market ended 2024 with early signs of stability as metrics improved throughout the year, and much less space was returned to the market than in 2023. However, strong headwinds in 2025 suggest an uneven recovery and likely several bumps over the next few years. Occupiers continue to reduce space as their leases expire but are likely to upgrade to a higher quality space and building. Despite headlines focused on large companies' return-to-office efforts, most have evolved their office operations, embracing flexibility to encourage productivity. Large, sprawling campuses are being rethought, with the potential for redevelopment opportunities."

(2) Source: https://www.bankrate.com/mortgages/mortgage-rates/#mortgage-news

(3) Source: https://selectcommercial.com/commercial-mortgage-rates.php

(4) Source: https://www.federalreserve.gov/newsevents/pressreleases/monetary20250129a.htm

Going forward  returning federal employees to offices five days a week could positively impact office occupancy, according to Colliers. However, initiatives to reduce overall leased space could negatively affect markets with a significant federal presence. Opportunities for the private sector to buy federally owned properties could stimulate redevelopment or conversion to another use, primarily if local municipalities assist with efforts to streamline approvals. Capital markets have been rebounding, noted Colliers.  Price adjustments are leading investors back into the office market. While sales are not at pre-pandemic levels, Colliers noted that volume topped $21 billion in the fourth quarter, nearing year-end 2022 levels. Total sales increased 36% compared to one year ago, with  central business district activity rebounding. Office sales have more than doubled from one year ago and have had the largest quarterly volume since first-quarter 2022.

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

Our results of operations for the years ended December 31, 2024 and 2023 may not be indicative of those expected in future periods. Management does not expect the level of administrative expenses related to the 2024 annual meeting and the switching external auditors will be repeated in 2025.  Additionally the de-SPAC transaction in 2023 resulted in the Company having an investment in Conduit which totaled approximately $18.3 million as of December 31, 2023, with a cost basis of approximately $7.5 million.  The Company entered into a lock-up agreement with Conduit regarding the common stock held by the Company, for 180 days from the closing of the business combination which ended March 20, 2024.  Due to the declining stock price of Conduit, the Company was unable to monetize our investment.  As of December 31, 2024, the investment in Conduit was valued at approximately $0.2 million.  During 2023, elevated real estate prices in commercial real estate, increasing interest rates on lending, and compressing capitalization rates have made it challenging to acquire properties during 2024 that fit our portfolio needs.  As a result, we did not find any suitable commercial properties to acquire during 2024, but we were able to acquire 19 Model Home Properties.  Management will continue to evaluate potential acquisitions in an effort to increase our portfolio of commercial real estate and model homes.

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

Impairment of Real Estate Assets. We regularly review for impairment on a property-by-property basis. Impairment is recognized on a property held for use when the expected undiscounted cash flows for a property are less than the carrying amount at which time the property is written-down to fair value. Impairment is recognized on a property held for sale when the fair value less costs to sell is less than the carrying amount. The calculation of both discounted and undiscounted cash flows requires management to make estimates of future cash flows that are determined based on a number of inputs and assumptions such as the intended hold period, market rental rates, leasing assumptions, capitalization rates and discount rates. Actual results could be significantly different from the estimates. Although our strategy is to hold our properties over the long-term, if our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to fair value and such loss could be material.

Goodwill and Intangible Assets. Intangible assets, including goodwill and lease intangibles, are comprised of finite-lived and indefinite-lived assets. Lease intangibles represent the allocation of a portion of the purchase price of a property acquisition representing the estimated value of in-place leases, unamortized lease origination costs, tenant relationships and land purchase options. Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. Indefinite-lived assets are not amortized.

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

When available, we utilize quoted market prices from independent third-party sources to determine fair value and classify such items in Level 1 or Level 2

.

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

As of December 31, 2024 and December 31, 2023, our marketable securities (excluding our investments in Conduit's common stock and common stock warrants), held at a third party broker, presented on the balance sheet were measured at fair value using Level 1 market prices and totaled approximately zero and $45,149, respectively, with a cost basis of approximately zero and $40,315, respectively.  Our investments in Conduit's common stock and common stock warrants presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, which are currently held at Conduit's transfer agent, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $0.2 million as of December 31, 2024, with a cost basis of approximately $7.5 million.  The Company entered into a lock-up agreement with Conduit regarding the common stock held by the Company, for 180 days from the closing of the business combination which ended March 20, 2024.  There were no financial liabilities measured at fair value as of December 31, 2024 and December 31, 2023.

The following table presents as of December 31, 2024 the Company’s assets subject to measurement at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total	Impairment Loss
Assets:
Goodwill for Dubose Model Homes	$-	$-	$1,123,000	$1,123,000	$-
Goodwill for NTR Property Management	-	-	266,000	266,000	185,000
Certain Real Estate assets	-	-	18,065,871	18,065,871	1,784,311
Total Assets	$-	$-	$19,454,871	$19,454,871	$1,969,311

The following table presents as of December 31, 2023 the Company’s assets subject to measurement at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total	Impairment Loss
Assets:
Goodwill for Dubose Model Homes	$-	$-	$1,123,000	$1,123,000	$-
Goodwill for NTR Property Management	-	-	451,000	451,000	849,000
Certain Real Estate assets	-	-	12,503,176	12,503,176	2,398,097
Total Assets	$-	$-	$14,077,176	$14,077,176	$3,247,097

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

RESULTS FROM OPERATIONS FOR THE YEARS ENDED December 31, 2024 AND 2023

Our results from operations for 2024 and 2023 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense, general and administrative expenses, and depreciation and amortization will significantly change in future periods as a result of the assets sold over the last two years.

Revenues.  Total revenue was approximately  $18.9 million for the year ended December 31, 2024, compared to approximately $17.6 million for the same period in 2023, an increase of approximately $1.3 million or 7.3%. As of December 31, 2024, we had approximately  $127.6 million in net real estate assets including 78 model homes, compared to approximately $144.2 million in net real estate assets including 110 model homes at December 31, 2023. The average number of model homes held during the years ended December 31, 2024 and 2023 was 94 and 101, respectively. The change in revenue is directly related to the increase in model home transaction fees during the current period, new commercial real estate leases, mainly at Grand Pacific Center, and the management fees earned from Conduit during the current period, which was terminated in June 2024.  Below is additional revenue and asset information for real estate segments as of December 31, 2024 and December 31, 2023.

	% of Gross Revenue for the year ended
Segment	12/31/2024	12/31/2023
Office/Industrial	65.2%	65.6%
Model Home	23.4%	23.4%
Retail	11.2%	10.7%

	% of Total Real Estate Assets as of
Segment	12/31/2024	12/31/2023
Office/Industrial	58.3%	53.7%
Model Home	29.3%	35.2%
Retail	12.3%	11.0%

Rental Operating Costs.  Rental operating costs were approximately $6.3 million for the year ended December 31, 2024 compared to approximately $6.0 million for the same period in 2023, an increase of approximately $0.3 million or 4.9%. Rental operating costs as a percentage of total revenue were 33.1% and 33.8% for the years ended December 31, 2024 and 2023, respectively, as office property expenses continue to increase, specifically insurance costs.  As of December 31, 2024 our model home assets made up 29% of our total real estate assets, which is down from 35% as of December 31, 2023, and our gross revenue from model home assets represented approximately 23.4% of our total revenue.  This percentage is expected to increase in 2025 as the percentage of our model home real estate assets has increased, with the sale of Union Town Center and Research Parkway in February 2025, which will reduce future rental income until those proceeds are reinvested but it will also reduce rental operating costs. The sale of our Dakota Center building will also reduce rental operating costs.

General and Administrative. General and administrative (“G&A”) expenses were approximately $7.5 million for the year ended December 31, 2024, compared to approximately $6.8 million for the same period in 2023, representing an increase of approximately $0.7 million or 10.8%. As a percentage of total revenue, our general and administrative costs were approximately 39.8% and 38.5% for the years ended December 31, 2024 and 2023, respectively. G&A expenses increased by approximately $0.5 million mainly related to the 2024 annual meeting and settlement with Zuma Capital and certain individuals and entities affiliated or associated with Zuma Capital Management, LLC ("Zuma Capital").  This included additional consulting fees, higher proxy solicitation fees and legal fees, which increased by an aggregate of approximately $0.6 million in 2024 as compared to 2023.  Additionally, employee, ex-officer and board costs, including stock compensation and bonus accruals increased during the year ended December 31, 2024 by approximately $0.5 million as compared to the same period in 2023 related to De-SPAC success bonuses to current and former employees. This was slightly offset by the approximately $0.2 million reduction of D&O insurance related to the SPAC in 2023 that was not consolidated during 2024.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $5.5 million for the year ended December 31, 2024, compared to approximately $5.4 million for the same period in 2023.

Asset Impairments. We review the carrying value of goodwill and each of our real estate properties annually to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the year ended December 31, 2024, we recognized a non-cash impairment charge of approximately $2.0 million on goodwill and our real estate assets.  Of the $2.0 million impairment for the year, approximately $1.4 million was related to our commercial properties Dakota Center and 300 NP, approximately $0.4 million was related to model homes, and approximately $0.2 million was related to goodwill impairment.  The impairment on our commercial property, Dakota Center, was the result of the loan maturing in July and the Company not being able to reach an agreement with the lenders regarding a loan modification or extension. In October, the lender has agreed to a sale of the property to settle the balance of the non-recourse loan.  Due to the uncertainties in the Fargo market, we concluded it was necessary to impair the property’s book value, in accordance with ASC 360-10.  As such, we recorded an impairment charge of approximately $0.7 million, during September 2024. The impairment on 300 NP, totaling approximately $0.7 million related to changing cap rates in the area and low historical occupancy.  This property is not listed for sale and has no debt.  The new impairment charges for the model homes reflects the estimated and actual sales prices for these specific model homes that were sold after the end of each quarter.  This was the result of an abnormally short hold period, less than two years, on model homes purchased in 2022.  The builder changed their product style in the neighborhoods where these model homes are located, in Texas, after we had purchased the homes. We do not believe these losses are indicative of our overall model home portfolio.  As noted above in the Overview section, during the year ended December 31, 2024, we sold 51 model homes for approximately $24.8 million and the Company recognized a gain of approximately $3.4 million.  We expect to record a net gain on model home sales in the first quarter of 2025 as well. The impairment to goodwill was related to NTR Property Management and the fair market value adjustment based on future expected cash flows.

During the year ended December 31, 2023, we recognized a non-cash impairment charge of approximately $3.2 million related to goodwill and model homes. Of the $3.2 million impairment for the year, approximately $2.0 million was related to our One Park Center property, approximately $0.4 million was related to eight model homes, and approximately $0.8 million was related to goodwill impairment. The impairment charge for One Park Center reflects management’s revised estimate of the fair market value based on sales comparable of like property in the same geographical area as well as an evaluation of future cash flows or an executed purchase sale agreement.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges was approximately $6.1 million for the year ended December 31, 2024 compared to approximately $5.0 million for the same period in 2023, an increase of  approximately $1.0 million, or 20.9%. The increase in mortgage interest expense relates to the increase in weighted average interest rate from 5.18% to 5.63% over the same time period.  With the sale of our commercial properties in 2025, we will expect interest expense to decrease.

Gain on Sale of Real Estate Assets. For the year ended December 31, 2024, the change in gain on sale relates to the mix and type of properties sold. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Significant Transactions in 2024 and 2023 above for further detail.

Income Tax Expense / Benefit. For the year ended December 31, 2023, the Company recorded a benefit of approximately $335,780 related to estimated refunds from federal and state taxes for capital gains from the sale of model homes held by the taxable REIT subsidiary.  For the year ended December 31, 2024, the Company recorded an expense of approximately $60,855 related to federal and state taxes for capital gains from the sale of model homes held by the taxable REIT subsidiary.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the years ended December 31, 2024 and 2023 totaled approximately $2.5 million, and $3.0 million, and was directly impacted by the sale of 18 and 13 model homes, during the years ended December 31, 2024 and 2023, respectively, held by our Model Home Partnerships.

Gain on deconsolidation of SPAC and  remeasurement.

On April 22, 2024, the Company entered into a lockup agreement with Conduit pursuant to which the Company agreed not to transfer or sell 2,700,000 of its 4,015,250 shares of Conduit common stock for a period of one year.  In consideration for entering into the lockup agreement, Conduit issued the Company warrants to purchase 540,000 shares of common stock at an exercise price of $3.12 per share, a two year term and  exercisable one year after the date of issue (the "Private CDT Warrants").  The Private CDT Warrants meet the ASC 321 scope exception for derivative instruments and are accounted for as a derivative under ASC 815. As such, the Private CDT Warrants were recorded at fair value on the date of issuance and subsequently measured at fair value each period, with changes in fair value reported in gain or loss on Conduit marketable securities.  As of April 22, 2024, the Private CDT Warrants were valued at $891,000 based on a Level 3 fair value measurement.  As of December 31, 2024, the Private CDT Warrants fair value was adjusted to zero, which is included in the total Investment in Conduit marketable securities on the December 31, 2024 consolidated balance sheet.  Our investments in Conduit's common stock (2,944,514 shares of CDT) and public common stock warrants (709,000 warrants of CDTTW) presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $0.2 million as of December 31, 2024. The combined value of our Investment in Conduit marketable securities, including the Private CDT Warrants, totaled $0.2 million as of December 31, 2024, resulting in a net loss on investment for the year ended December 31, 2024 totaling approximal $17.9 million.

During the year ended December 31, 2023, and in connection with the deconsolidation we recorded a gain of approximately $40.3 million.  Of the total gain recognized on deconsolidation, approximately $34.1 million relates to the remeasurement of our retained investment in Murphy Canyon via the Sponsor shares which converted into shares of Conduit's common stock on September 22, 2023, and approximately $6.2 million relates to the deconsolidation of Murphy Canyon's assets and liabilities as of September 22, 2023. Since deconsolidating Conduit, on September 22, 2023, our investments in Conduit's common stock and common stock warrants presented on the consolidated balance sheets were measured at fair value totaled approximately $18.3 million as of December 31, 2023, with a cost basis of approximately $7.5 million.  This resulted in net loss on investment for the year ended December 31, 2023 totaling approximal $23.4 million.

During October 2024, the Company paid part of an accrued bonus to the former CFO with shares of CDT common stock.  The total number of CDT common stock shares transferred to our former CFO was 1,045,805 shares at $0.1087 per share with a fair market value of $113,679 at the time of transfer.  After the transfer the Company still owned 2,944,514 shares of CDT common stock, 709,000 CDTTW warrants and 540,000 private warrants.  Since December 31, 2024, CDT has affected a 1-for-100 reverse stock split of the CDT common stock, resulting in our 2,944,514 shares being converted into 29,445 shares.

Geographic Diversification Tables

The following table shows a list of commercial properties owned by the Company grouped by state and geographic region as of December 31, 2024:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	1	57,807	7.0%	$1,542,066	12.9%
Colorado	5	324,245	39.4%	5,766,166	48.2%
Maryland	1	31,752	3.9%	724,453	6.1%
North Dakota	4	399,113	48.4%	3,565,621	29.9%
Texas	1	10,500	1.3%	342,692	2.9%
Total	12	823,417	100.0%	$11,940,998	100.0%

The following table shows a list of our Model Home Properties by geographic region as of December 31, 2024:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
Arizona	2	6,822	2.9%	$149,196	4.4%
Florida	3	8,199	3.4%	136,812	4.1%
Texas	73	221,934	93.7%	3,086,580	91.5%
Total	78	236,955	100.0%	$3,372,588	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings from our model home lines of credit, and the sale of our equity or issuance of debt securities or bonds.   Our cash and restricted cash at December 31, 2024 was approximately  $8.0 million. Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. We also are actively seeking model home investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders.  Future principal payments due on our mortgage notes payables during 2025, total approximately $38.8 million, of which  $8.3 million is related to model home properties.  During the next 12 months our four commercial property loans, Dakota Center, Research Parkway, Union Town Center, Genesis Plaza and Shea Center II, have mortgage loans with maturity dates, totaling approximately $30.1 million.  The Dakota Center loan matured in July 2024, and will be settled when the property is sold, which is expected to sell in the next 12 months.  Management has begun discussions with various lenders to either restructure, extend or refinance these loans.  Additionally, management may consider selling these properties if we are unsuccessful in extending the maturity dates or are unable to raise additional funds to pay these non-recourse loans in full.  Additional details for maturing loans are as follows:

●

Dakota Center (Fargo) (July 2024): We have been in negotiations with the lender and their special servicer of the loan since May 2024 regarding an extension or modification of the non-recourse loan; however, the lender's final decision was to have the Company sell the property on the open market with a real estate broker.  The current loan balance is approximately $9.1 million, and our book value is approximately $8.3 million, after a $0.7 million impairment taken in Q3 2024.  On October 17, 2024, we also provided an unsolicited offer from Edgewood Properties for $8.0 million, but the lender has asked the Company to conduct a market sale for the property to recover the maximum proceeds to repay the non-recourse loan.  The lender rejected this offer and we are proceeding with the open market sale.  In January 2025, we finalized the broker agreement with CBRE to sell the property.  CBRE has the property listed without a sales price, but has a cashflow model with the target sales price at $9.0 million.  The lender will have final say on approval of a purchase offer and closing price, so there can be no guarantee CBRE will be able to achieve a $9.0 million sales price.  Either way, this is a non-recourse loan and will not affect our future cash flow if it sells for less than the loan amount.

●

Union Town Center (January 2025) and Research Pkwy (January 2025):  We have listed the properties for sale as of December 31, 2024.  The Company was able to obtain a short term extension with the lenders in order to accommodate the close date for the sale.  The sale took place on February 6, 2025, with a price of $16,950,000 for both UTC and Research Parkway.  Internally, we allocated the purchase price at 80.2% to UTC and 19.8% to Research Parkway, based on total square feet, book value and adjusted book value to the liabilities and assets to be eliminated at the closing.  We received $6.37 million in cash proceeds from the sale and additional funds post-closing from the lender's reserve accounts.

●

One Park Centre – We have begun exploring refinancing options with our current broker at NorthMarq to pay off the current loan at maturity. The property’s current occupancy is 85.7% and has positive cash flow.  During the year, we have invested approximately $275,000 in building and tenant improvements for the property.

●

Genesis Plaza – We have begun exploring refinancing options with our current broker at NorthMarq to pay off the current loan at maturity.  The property’s current occupancy is 95.6% and has positive cash flow. During the year, we have invested approximately $74,000 in building and tenant improvements for the property, expanded the space for our tenant Meissner and extended the term of their lease to 2035, and reduced the space used by the Company.  On January 1, 2025, Meissner took possession of the expanded space and Genesis Plaza was 100% leased.

●

Shea Center II - We will begin exploring refinancing options with our current broker at NorthMarq to pay off the current loan at maturity during April and May. The property’s current occupancy is 68.9% and has positive cash flow.  We are still working to fill the vacant Halliburton space.  During the year ended December 31, 2024, the Company has invested approximately $275,000 in building and tenant improvements for the property.

Management expects certain model homes will be sold, and that the underlying mortgage notes will be paid off with sales proceeds, while other mortgage notes will be refinanced as the Company has done in the past. Additional principal payments will be made with cash flows from ongoing operations.

While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently. On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which expired in September 2023. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which expired in November 2024. During the year ended December 31, 2023, the Company repurchased 23,041 shares of our Series D Preferred Stock at an average price of approximately $16.06 per share, including a commission of $0.035 per share, and no shares of our Series A Common Stock, for a total cost of $0.4 million for the Series D Preferred Stock.  In December 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which shall expire in December 2025. During the year ended December 31, 2024, we repurchased 190,640 shares of our Series A Common Stock, for a total cost of $140,416, with an average price of approximately $1.10 per share, including a commission of $0.025 per share.  During the year ended December 31, 2024, the Company repurchased 2,918 shares of our Series D Preferred Stock at an average price of approximately $14.02 per share, including a commission of $0.035 per share, for a total cost of $40,910 for the Series D Preferred Stock. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost.

There can be no assurance that the Company will refinance loans, take out additional financing or capital will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans, reduce certain discretionary spending or even sell properties, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. We believe that cash on hand, cash flow from our existing portfolio, distributions from joint ventures in Model Home Partnerships and property sales during 2025 will be sufficient to fund our operating costs, planned capital expenditures and required dividends for at least the next twelve months. If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we plan to fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, issuance of debt instruments, additional investors, or we may reduce or suspend the rate of dividends to our stockholders.

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

The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the years ended December 31, 2024 and 2023.  The Company intends to continue to pay dividends to our common stockholders on a quarterly basis, and on a monthly basis for the Series D Preferred stockholders going forward, but there can be no guarantee the Board of Directors will approve any future dividends.  The Board has not indicated when it will resume approving dividends on our Series A Common Stock.

Quarter Ended	2024	2023
	Distributions Declared	Distributions Declared
March 31	$—	$0.022
June 30	—	0.023
September 30	—	0.023
December 31	—	0.023
Total	$—	$0.091

Month	2024	2023
	Distributions Declared	Distributions Declared
January	$0.19531	$0.19531
February	0.19531	0.19531
March	0.19531	0.19531
April	0.19531	0.19531
May	0.19531	0.19531
June	0.19531	0.19531
July	0.19531	0.19531
August	0.19531	0.19531
September	0.19531	0.19531
October	0.19531	0.19531
November	0.19531	0.19531
December	0.19531	0.19531
Total	$2.34372	$2.34372

Cash, Cash Equivalents and Restricted Cash

At December 31, 2024 and December 31, 2023, we had approximately $8.0 million and $6.5 million in cash equivalents, respectively, including $5.0 million and $3.7 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts and cash held in bank accounts at third-party institutions. During the years ended December 31, 2024 and 2023, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $1.7 million of our cash and restricted cash balance is intended for capital expenditures on existing properties (including deposits held in reserve accounts by our lenders) over the next 12 months.  We intend to use the remainder of our existing cash and cash equivalents for asset/property acquisitions, reduction of principal debt, general corporate purposes, common stock repurchases (if market conditions are met),or dividends to our stockholders.

Secured Debt

As of December 31, 2024, all our commercial properties, except 300 NP which has no debt, had fixed-rate mortgage notes payable in the aggregate principal amount of $76.8 million, collateralized by a total of 11 commercial properties with loan terms at issuance ranging from 5 to 10 years. The weighted-average interest rate on these mortgage notes payable as of December 31, 2024 was approximately 5.24%, and our debt to estimated market value for our commercial properties was approximately 67.2%.  As noted above, during the next 12 months our four commercial property loans, Dakota Center, Research Parkway, Union Town Center, Genesis Plaza and Shea Center II, have mortgage loans with maturity dates, totaling approximately $30.1 million.

As of December 31, 2024, the Company had fixed-rate mortgage notes payable related to model homes in the aggregate principal amount of $26.1 million, excluding loans eliminated through consolidation, collateralized by a total of 78 Model Homes.  These loans generally have a term at issuance of three to five years. As of December 31, 2024, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $334,113 and 6.78%, respectively. Our debt to estimated market value on all our Model Home Properties is approximately 62.0%, excluding any loans eliminated through consolidation.  We have been able to refinance maturing mortgages to extend maturity dates and we have not experienced any notable difficulties financing our acquisitions.  The Company anticipates that any new mortgages used to acquire commercial properties or model homes in the near future will be at rates higher than our currently weighted average interest rate. As of December 31, 2023, we had issued two promissory notes to our majority owned subsidiaries, Dubose Model Home Investors 202 LP and Dubose Model Home Investors 204 LP, for the refinancing of two Model Home Properties in Texas and Wisconsin, for approximately $0.5 million with interest rates ranging from 3.0% to 5.55% per annum and maturity dates between August 2024 and November 2025. These notes payable and notes receivable, including interest expense and interest income related to these promissory notes, are eliminated through consolidation on our financial statements and were paid in full as of December 31, 2024.

Cash Flows for the years ended December 31, 2024 and December 31, 2023

Operating Activities: Net cash used / provided by operating activities for the years ended December 31, 2024 and 2023 decreased by $2.2 million to approximately $0.7 million used from $1.4 million provided by. The change in net cash used in operating activities is mainly due to changes in net income, which fluctuates due to new leases, leasing renewals, tenant move outs and model home sales and acquisitions, as well as changes in non-cash addbacks or subtractions such as straight-line rent. G&A expenses increased by approximately $0.5 million mainly related to the 2024 annual meeting and settlement with Zuma Capital and certain individuals and entities affiliated or associated with Zuma Capital Management, LLC (Zuma Capital").  This included additional consulting fees, higher proxy solicitation fees and legal fees, which increased by an aggregate of approximately $0.6 million in 2024 as compared to 2023.  Additionally, employee, ex-officer and board costs, including stock compensation and bonus accruals increased during the year ended December 31, 2024 by approximately $0.5 million as compared to the same period in 2023 related to De-SPAC success bonuses to current and former employees. This was slightly offset by the approximately $0.2 million reduction of D&O insurance related to the SPAC in 2023 that was not consolidated during 2024.

Investing Activities: Net cash from investing activities for the year ended December 31, 2024 was approximately $12.9 million compared to cash provided by investing activities of approximately $120.6 million  during the same period in 2023.

The change from each period was primarily related to the gross cash withdrawal of approximately $114.1 million during the first quarter of 2023 for SPAC redemptions.  There were no similar transactions during the year ended December 31, 2024.  Proceeds from the sale of real estate assets total approximately $24.8 million, which is up from the same period in 2023, net of selling costs, while cash used in real estate acquisition and capital improvement totaled approximately $12.0 million, for the year ended December 31, 2024, which is down from the same period in 2023.

We currently project that we could spend up to $1.7 million (some of which is held in deposits reserve accounts by our lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio during the rest of the year. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures in the future due to rising construction costs. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities: Net cash used in financing activities during the year ended December 31, 2024 was $10.6 million compared to $132.1 million provided by financing activities for the same period in 2023 and was primarily due to the following activities for the year ended December 31, 2024:

•	Proceeds from mortgage notes payable, net of issuance costs totaled approximately $22.3 million.

•	Proceeds from the issuance of Series D Preferred Stock, net of offering costs, totaled approximately $1.2 million.

•	Repayment of mortgage notes payable totaled approximately $27.9 million during the year ended December 31, 2024.

•	Distributions to noncontrolling interest of approximately $3.4 million during the year ended December 31, 2024.

•	Dividends paid to Series D Preferred Stockholders of approximately $2.2 million during the year ended December 31, 2024.

•	Cash used to repurchase our Series A Common Stock and Series D Preferred Stock totaled approximately $0.2 million.

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

Common Stock Warrants: If all the potential Common Stock Warrants outstanding at December 31, 2024, were exercised at the price of $5.00 per share, gross proceeds to us would be approximately $10 million and we would as a result issue an additional 2,000,000 shares of common stock.

Placement Agent Warrants: If all the potential Placement Agent Warrants outstanding at December 31, 2024, were exercised at the price of $6.25 per share, gross proceeds to us would be approximately $0.5 million and we would as a result issue an additional 80,000 shares of common stock.

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

Series A Warrants: If all the potential Series A Warrants outstanding at December 31, 2024, were exercised at the price of $7.00 per share, gross proceeds to us would be approximately $101.2 million and we would as a result issue an additional 14,450,069 shares of common stock.

Inflation

The prevailing inflationary environment has affected U.S. consumers and the repercussions may persist. As evidenced by the Consumer Price Index for All Urban Consumers (CPI), a gauge employed by the U.S. Bureau of Labor Statistics, there was a 2.9% (not seasonally adjusted) increase for the 12-month period ending December 31, 2024. The CPI serves as a metric for capturing the average fluctuations in prices paid by urban consumers across a diverse array of consumer goods and services. The macroeconomic landscape, including ongoing conflicts around the world, introduces an additional layer of complexity to the inflationary dynamics. These geopolitical disruptions have the potential to intensify inflationary pressures, contributing to the volatility witnessed in the broader economic context. As consumers navigate this challenging landscape, the potential for continued impact on their purchasing power remains a significant consideration.

Leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, or increases in clients’ sales volumes. We expect that inflation will cause these lease provisions to result in rent increases over time. During times when inflation is greater than increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation and other costs.

Moreover, our strategic focus on the use of net lease agreements reduces our exposure to rising property expenses due to inflation because the client is responsible for property expenses. Even though the utilization of net leases reduces our exposure to rising property expenses due to inflation, substantial inflationary pressures and increased costs may have an adverse impact on our clients if increases in their operating expenses exceed increases in revenue, which may adversely affect our clients' ability to pay rent. Additionally, inflationary periods may cause us to experience increased costs of financing, make it difficult to refinance debt at attractive rates or at all, and may adversely affect the properties we can acquire if the cost of financing an acquisition is in excess of our anticipated earnings from such property, thereby limiting the properties that can be acquired.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation and audit of the financial statements as of and for the fiscal year ended December 31, 2024, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Management’ s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal  Control — Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2024.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding our internal control over financial reporting as such report is not required for the Company.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2023, a material weakness was identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness primarily related to a non-recuring significant transaction for income tax provision under ASC 740, Income Taxes, and comprised the following:

●	We lacked a formal review and approval process in connection with the annual income tax provision, specifically related to REIT and non-REIT subsidiaries and the ownership of Conduit shares received by the Company in the de-SPAC transaction on September 22, 2023.

●	We did not design adequate internal controls under an appropriate financial reporting framework, including monitoring controls and certain entity level controls with regards to the income tax provision.

We have implemented measures designed to improve our internal control over financial reporting to remediate this material weakness.

The material weakness is considered remediated and our remediation plan has been fully implemented, the applicable controls have operated for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. We commenced the remediation plan during 2024 and have documented such plan, followed with testing such controls over time.

We added controls around the calculation and preparation of income tax provisions and expenses, we engaged with third party experts, and continually identified and monitored the taxable status of each subsidiary for annual reporting.  There were no additional changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Furthermore, we do not believe that these controls have been impacted by COVID-19 related circumstances, including remote work arrangements with our employees.

Limitations on the Effectiveness of Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2025  Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 pursuant to Regulation 14A, and is incorporated herein by reference.

Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale, and/or other disposition of its securities by its directors, officers, employees and independent contractors that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to the Company.

Directors, executive officers, employees and other related persons may not buy, sell or engage in other transactions in the Company’s shares while aware of material non-public information; buy or sell securities of other companies while aware of material non-public information about those companies that they became aware of as a result of business dealings between the Company and those companies; or disclose material non-public information to any unauthorized persons outside of the Company. The policy also restricts trading and other transactions for a limited group of Company employees (including executives and directors) to defined window periods that follow the Company's quarterly earnings releases and restricts trading and other transactions following announcement of a share repurchase program. A copy of such policy is filed hereto as Exhibit 19.1.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements - the following documents are filed as part of this report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2024 and 2023
•	Consolidated Statements of Operations for the years ended December 31, 2024 and 2023
•	Consolidated Statements of Equity for the years ended December 31, 2024 and 2023
•	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
•	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules - the following documents are filed as part of this report:

•	Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization as of December 31, 2024

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

3.10

Articles Supplementary classifying and designating an additional 80,000 shares of the Series D Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 24, 2024).

3.11	Second Amended and Restated Bylaws of Presidio Property Trust, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on October 19, 2017).

4.1	Form of Series A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 10-12B filed on May 6, 2008).

4.2	Description of Securities *

4.3	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-11 filed on November 9, 2021).

4.6	Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-11 filed on November 9, 2021).

10.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form 10-12B filed on May 6, 2008).

10.2	Purchase and Sale Agreement and Joint Escrow Instructions among NetREIT Highland, LLC, NetREIT Joshua, LLC, NetREIT Casa Grande, LP, NetREIT Sunrise, LLC, NetREIT, Inc. and Sparky’s Storage 18 (CA) LP, dated as of February 6, 2015; as amended by the First Amendment dated February 25, 2015, and the Second Amendment dated April 2, 2015 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.3+	Amended and Restated Presidio Property Trust, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit B of the Company’s Proxy Statement filed on April 17, 2023).

10.4+	Form of Restricted Stock Agreement under 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-11/A filed on January 17, 2018).

10.5	Ninth Amendment to Loan Agreement signed August 19, 2021 (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on August 25, 2021).

10.6	Loan Agreement dated February 26, 2016, together with Second Amendment to Loan Agreement dated as of June 29, 2016, Third Amendment to Loan Agreement dated as of April 11, 2017, Joinder and Fourth Amendment to Loan Agreement dated as of February 20, 2018, Fifth Amendment to Loan Agreement dated as of April 11, 2018, Joinder and Sixth Amendment to Loan Agreement dated as of April 11, 2019, Joinder and Seventh Amendment to Loan Agreement dated as May 22, 2020 and Eighth Amendment to Loan Agreement dated as of June 26, 2020 (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on August 25, 2021).

10.7	Form of Indemnification Agreement entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-11 filed on September 18, 2017).

10.8	Tenth Amendment to Loan Agreement signed October 12, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 14, 2022).

10.9	Tenth Amendment to Guaranty Agreement signed October 12, 2022 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 14, 2022).

10.10+	Employment agreement with Jack Heilbron (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 5, 2024)

10.11+	Employment agreement with Ed Bentzen (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 9, 2024)

10.12+	Employment agreement with Gary Katz (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 9, 2024)

10.13+	Employment agreement with Steven Hightower (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 9, 2024)

10.14	Cooperation Agreement by and between Presidio Property Trust, Inc. and Zuma Capital Management, LLC and the other parties named as signatories thereto, dated May 9, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on May 10, 2024).

10.15	Underwriting Agreement dated June 20, 2024, by and between the Company and The Benchmark Company, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed with the Commission on June 24, 2024).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K filed on March 30, 2021).

19.1	Insider Trading Policy, effective September 19, 2022.*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm *

23.2	Consent of Independent Registered Public Accounting Firm *

31.1

Certificate of the Company’s Chief Executive Officer (Principal Executive Officer) pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer, Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

97.1	Clawback Policy of the Company (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed on April 16, 2024).

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

____________________________________________________

∗	Filed herewith

+	Denotes a compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDIO PROPERTY TRUST, INC.

By:	/s/ Jack K. Heilbron
Jack K. Heilbron
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack K. Heilbron	Director, Chairman of the Board and Chief Executive Officer	March 31, 2025
Jack K. Heilbron	(Principal Executive Officer)

/s/ Ed Bentzen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2025
Ed Bentzen

/s/ Steven Hightower	Director	March 31, 2025
Steven Hightower

/s/ Jennifer A. Barnes	Director	March 31, 2025
Jennifer A. Barnes

/s/ Elena Piliptchak	Director	March 31, 2025
Elena Piliptchak

/s/ David T. Bruen	Director	March 31, 2025
David T. Bruen

/s/ James R. Durfey	Director	March 31, 2025
James R. Durfey

/s/ Tracie Hager	Director	March 31, 2025
Tracie Hager

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Presidio Property Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Presidio Property Trust, Inc (the “Company”) as of December 31, 2024, the related consolidated statements of operations, equity, and cash flows for the year then ended, and the related notes and financial statement Schedule III – Real Estate and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the (consolidated) financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the (consolidated) financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Real Estate Assets, net

The Company’s real estate assets, inclusive of real estate assets held for sale, totaled $127.6 million as of December 31, 2024. As more fully described in Note 2 to the consolidated financial statements, the Company reviews its real estate assets for impairment on a property-by-property basis. Impairment is recognized on a property held for use when the expected undiscounted cash flows for a property are less than the carrying amount at which time the property is written down to fair value. Impairment is recognized on a property held for sale when the fair value less costs to sell is less than the carrying amount. The calculation of both discounted and undiscounted cash flows requires management to make estimates of future cash flows that are determined based on a number of inputs and assumptions such as the intended hold period, market rental rates, leasing assumptions, capitalization rates and discount rates. For the year ended December 31, 2024, the Company recorded approximately $1.8 million of impairment related to its real estate assets.

We identified the auditing of the Company’s impairment assessment for real estate assets as a critical audit matter. Auditing the Company’s impairment assessment for real estate assets is especially challenging due to the high degree of auditor judgement, subjectivity, and effort, including the need to involve our valuation specialists, in evaluating management’s identification of indicators of potential impairment for certain real estate assets, and in determining the future cash flows and estimated fair values, where applicable, for certain real estate assets where indicators of impairment were determined to be present.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming an overall opinion on the consolidated financial statements. Our audit procedures related to the matter included the following, among others:

●

Evaluating the significant judgments applied in determining whether indicators of impairment were present, including the intended hold period, obtaining evidence to corroborate management’s judgments, and searching for evidence contrary to such judgments.

●	Testing the mathematical accuracy of the valuation models for certain real estate assets.

●

Involving our valuation professionals with specialized skills and knowledge in (1) evaluating the reasonableness of the valuation methodology and (2) testing the underlying assumptions such as the market rental rates, leasing assumptions, capitalization rates and discount rates used to estimate future cash flows and, where applicable, fair values for certain real estate assets. The evaluation included comparison of Company assumptions to independently developed ranges using market data from industry transaction databases and published industry reports.

●	Evaluating whether the assumptions used by management were consistent with evidence obtained in other areas of the audit.

/s/ Moss Adams

Irvine, California

March 31, 2025

We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Presidio Property Trust, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Presidio Property Trust, Inc. and Subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of operations, equity and cash flows, for the years then ended, and the related notes to the consolidated financial statements and schedule in Item 15 (2), Schedule III – Real Estate and Accumulated Depreciation and Amortization (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Baker Tilly US, LLP

Irvine, California

April 15, 2024 (March 31, 2025, as to the effects of the adoption of ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, described in Note 2)

We began serving as the Company's auditor in 2009. In 2024 we became the predecessor auditor.

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023

ASSETS
Real estate assets and lease intangibles:
Land	$15,983,323	$21,660,644
Buildings and improvements	102,862,977	133,829,416
Tenant improvements	16,488,066	17,820,948
Lease intangibles	3,776,654	4,110,139
Real estate assets and lease intangibles held for investment, cost	139,111,020	177,421,147
Accumulated depreciation and amortization	(33,700,262)	(38,725,356)
Real estate assets and lease intangibles held for investment, net	105,410,758	138,695,791
Real estate assets held for sale, net	22,185,742	5,459,993
Real estate assets, net	127,596,500	144,155,784
Other assets:
Cash, cash equivalents and restricted cash	8,036,496	6,510,428
Deferred leasing costs, net	1,666,135	1,657,055
Goodwill	1,389,000	1,574,000
Investment in Conduit Pharmaceuticals marketable securities (see Notes 2 & 9)	206,177	18,318,521
Deferred tax asset	298,645	346,762
Other assets, net (see Note 6)	3,376,697	3,400,088
Total other assets	14,973,150	31,806,854
TOTAL ASSETS (1)	$142,569,650	$175,962,638
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$80,977,448	$103,685,444
Mortgage notes payable related to properties held for sale, net	21,116,646	4,027,829
Mortgage notes payable, total net	102,094,094	107,713,273
Accounts payable and accrued liabilities	3,290,170	4,770,845
Accrued real estate taxes	1,972,477	1,953,087
Dividends payable	194,784	174,011
Lease liability, net	64,345	16,086
Below-market leases, net	8,625	13,266
Total liabilities	107,624,495	114,640,568

Commitments and contingencies (see Note 10)
Equity:
Series D Preferred Stock, $0.01 par value per share; 1,000,000 shares authorized; 997,085 shares issued and outstanding (liquidation preference $25.00 per share) as of December 31, 2024 and 890,946 shares issued and outstanding as of December 31, 2023	9,971	8,909
Series A Common Stock, $0.01 par value per share, shares authorized: 100,000,000; 12,834,317 shares and 12,265,061 shares were issued and outstanding at December 31, 2024 and December 31, 2023, respectively	128,343	122,651
Additional paid-in capital	185,770,842	182,331,408
Dividends and accumulated losses	(159,374,010)	(131,508,785)
Total stockholders' equity before noncontrolling interest	26,535,146	50,954,183
Noncontrolling interest	8,410,009	10,367,887
Total equity	34,945,155	61,322,070
TOTAL LIABILITIES AND EQUITY	$142,569,650	$175,962,638

(1) As of December 31, 2024 and 2023, includes approximately $11.4 million and $18.1 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities.

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2024	2023
Revenues:
Rental income	$18,523,813	$17,392,397
Fees and other income	401,462	243,217
Total revenue	18,925,275	17,635,614
Costs and expenses:
Rental operating costs	6,256,077	5,962,918
General and administrative	7,526,675	6,790,432
Depreciation and amortization	5,515,518	5,425,739
Impairment of goodwill and real estate assets	1,969,311	3,247,097
Total costs and expenses	21,267,581	21,426,186
Other income (expense):
Interest expense - mortgage notes	(6,050,196)	(5,004,889)
Interest and other income, net	(151,356)	1,435,298
Gain on sales of real estate, net	3,426,572	3,240,200
Net loss in Conduit Pharmaceuticals marketable securities (see footnote 9)	(17,925,723)	(23,359,774)
Gain on deconsolidation of SPAC (see footnote 9)	—	40,321,483
Income tax (expense) benefit	(60,855)	335,780
Total other (loss) income, net	(20,761,558)	16,968,098
Net (loss) income	(23,103,864)	13,177,526
Less: Income attributable to noncontrolling interests	(2,524,665)	(3,031,080)
Net (loss) income attributable to Presidio Property Trust, Inc. stockholders	$(25,628,529)	$10,146,446
Less: Preferred Stock Series D dividends	(2,236,696)	(2,118,846)
Net (loss) income attributable to Presidio Property Trust, Inc. common stockholders	$(27,865,225)	$8,027,600

Net (loss) income per share attributable to Presidio Property Trust, Inc. common stockholders:
Basic & Diluted	$(2.25)	$0.68

Weighted average number of common shares outstanding - basic & dilutive	12,386,594	11,847,814

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2022	913,987	9,140	11,807,893	118,079	182,122,213	(138,341,750)	43,907,682	9,013,446	52,921,128
Net income	—	—	—	—	—	10,146,446	10,146,446	3,031,080	13,177,526
Dividends paid to Series A common stockholders	—	—	—	—	—	(1,194,635)	(1,194,635)	—	(1,194,635)
Dividends to Series D preferred stockholders	—	—	—	—	—	(2,118,846)	(2,118,846)	—	(2,118,846)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(1,676,639)	(1,676,639)
Restricted stock-based compensation	—	—	—	—	(56,867)	—	(56,867)	—	(56,867)
Remeasurement of SPAC shares to redemption value	—	—	—	—	(405,994)	—	(405,994)	—	(405,994)
Accrued excise tax on SPAC redemptions	—	—	—	—	(1,140,683)	—	(1,140,683)	—	(1,140,683)
Reversal of accrued excise tax on SPAC redemptions prior to deconsolidation	—	—	—	—	1,140,683	—	1,140,683	—	1,140,683
Repurchase of Series D preferred stock, at cost	(23,041)	(231)	—	—	(369,755)	—	(369,986)	—	(369,986)
Issuance of stock-based compensation Common Stock	—	—	27,371	274	28,466	—	28,740	—	28,740
Vesting of restricted stock	—	—	429,797	4,298	1,013,345	—	1,017,643	—	1,017,643
Balance, December 31, 2023	890,946	$8,909	12,265,061	$122,651	$182,331,408	$(131,508,785)	$50,954,183	$10,367,887	$61,322,070
Net (loss) income	—	—	—	—	—	(25,628,529)	(25,628,529)	2,524,665	(23,103,864)
Dividends to Series D preferred stockholders	—	—	—	—	—	(2,236,696)	(2,236,696)	—	(2,236,696)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(3,429,964)	(3,429,964)
Restricted stock-based compensation	—	—	—	—	1,379,080	—	1,379,080	—	1,379,080
Repurchase of Series A Common Stock, at cost	—	—	(190,640)	(1,905)	(138,511)	—	(140,416)	—	(140,416)
Repurchase of Series D preferred stock, at cost	(2,918)	(29)	—	—	(40,881)	—	(40,910)	—	(40,910)
Issuance of preferred stock Series D preferred stock, net of issuance costs	109,054	1,091	—	—	1,194,764	—	1,195,855	—	1,195,855
Issuance of Series A Common Stock	—	—	86,232	862	1,051,717	—	1,052,579	(1,052,579)	—
Vesting of Restricted Series A Common Stock	—	—	658,839	6,588	(6,588)	—	—	—	—
Issuance of stock-based compensation Common Stock	—	—	164,078	1,640	198,360	—	200,000	—	200,000
Return of stock-based compensation by CEO	—	—	(149,253)	(1,493)	(198,507)	—	(200,000)	—	(200,000)
Balance, December 31, 2024	997,082	$9,971	12,834,317	$128,343	$185,770,842	$(159,374,010)	$26,535,146	$8,410,009	$34,945,155

See Notes to Consolidated Financial Statements.

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(23,103,864)	13,177,526
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,515,518	5,425,739
Stock compensation	1,379,080	989,515
Bad debt expense	—	28,880
Gain on sale of real estate assets, net	(3,426,572)	(3,240,200)
Gain on deconsolidation of SPAC investment	—	(40,321,483)
Employee Bonuses paid with CDT stock	172,421	—
Net loss in Conduit Pharmaceuticals fair value marketable securities	17,925,723	23,359,774
Net loss (gain) in fair value marketable securities	560	(204,878)
Net change in fair value SPAC Trust Account	—	(1,209,542)
Impairment of goodwill and real estate assets	1,969,311	3,247,097
Amortization of financing costs	351,291	345,880
Amortization of below-market leases	(4,641)	(4,974)
Amortization of deferred leasing costs	7,744	7,744
Straight-line rent adjustment	(152,722)	(332,055)
Changes in operating assets and liabilities:
Other assets	82,575	(211,023)
Deferred tax asset	48,117	(346,762)
Accounts payable and accrued liabilities	(1,511,991)	11,546
Accounts payable and accrued liabilities for the SPAC	—	652,577
Accrued real estate taxes	19,390	73,212
Net cash (used in) provided by operating activities	(728,060)	1,448,573
Cash flows from investing activities:
Real estate acquisitions	(9,729,351)	(21,909,963)
Additions to buildings and tenant improvements	(2,273,726)	(6,367,549)
Investment in marketable securities	(2,362)	(2,161,724)
Proceeds from sale of marketable securities	105,206	2,974,910
Investment of SPAC IPO proceeds into Trust Account	—	(624,998)
Withdrawals from Trust Account for SPAC taxes	—	832,480
Withdrawals from Trust Account for Redemption of SPAC Shares	—	137,157,011
Proceeds from sales of real estate, net	24,767,052	10,698,386
Net cash provided by investing activities	12,866,819	120,598,553
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	22,272,291	20,804,277
Payment of debt issuance costs	(335,724)	(246,557)
Repayment of mortgage notes payable	(27,897,127)	(10,089,026)
Payment of deferred offering costs	—	(5,000)
Distributions to noncontrolling interests	(3,629,964)	(4,201,639)
Contributions from noncontrolling interests	200,000	2,525,000
Redemption of SPAC shares	—	(137,157,011)
Issuance of Series D Preferred Stock, net of offering costs	1,195,855	—
Repurchase of Series A Common Stock, at cost	(140,416)	—
Repurchase of Series D Preferred Stock, at cost	(40,910)	(369,986)
Dividends paid to Series D Preferred Stockholders	(2,236,696)	(2,118,846)
Dividends paid to Series A Common Stockholders	—	(1,194,635)
Net cash (used in) financing activities	(10,612,691)	(132,053,423)
Net (decrease) increase in cash equivalents and restricted cash	1,526,068	(10,006,297)
Cash, cash equivalents and restricted cash - beginning of period	6,510,428	16,516,725
Cash, cash equivalents and restricted cash - end of period	$8,036,496	$6,510,428
Supplemental disclosure of cash flow information:
Interest paid-mortgage notes payable	$5,371,017	$4,962,458
Income taxes paid	$46,511	$533,340
Non-cash investing activities:
Private warrants from Conduit Pharmaceuticals	$642,600	$—
Non-cash financing activities:
Unpaid building and tenant improvements	$207,847	$295,567
Dividends payable - Preferred Stock Series D	$194,784	$174,011

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

The Company or one of its affiliates operates the following partnerships during the periods covered by these consolidated financial statements:

•

The Company is the sole general partner and limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), both of which, at  December 31, 2024, had ownership interests in an entity that owns income producing real estate. The Company refers to these entities collectively as the "NetREIT Partnerships".

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

Liquidity.  The Company's anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings, and the sale of equity or debt securities. Future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements on our commercial buildings, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. The Company is also seeking investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. If necessary, the Company may seek other short-term liquidity alternatives, such as bridge loans, refinancing an unencumbered property or a bank line of credit depending on the credit environment.  See note 10 Stockholders' Equity for additional information on sale of securities.

Short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of existing mortgages, completing tenant improvements on our commercial buildings, paying leasing commissions, distributions to non-controlling interests, and funding dividends, if any, to stockholders. Future principal payments due on mortgage notes payables, during the year ended December 31, 2025 total approximately $38.8 million of which $8.3 million is related to model home properties. See Note 7. Mortgage Notes Payable for additional information on the Dakota Center loan that matured on  July 6, 2024. Management expects certain model home properties can be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes can be refinanced, as the Company has historically been able to do in the past with all model home properties. Additional principal payments will be made with cash flows from ongoing operations.

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

Segments. The Company acquires and operates income producing properties in three business segments including Office/Industrial Properties, Model Home Properties and Retail Properties. See Note 13. “Segments”.

Concentration. Concentration of credit risk with respect to tenant receivables is limited due to the large number of tenants comprising the Company’s rental revenue.  We have five commercial properties located in Colorado, four in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are concentrated in Texas with a few model homes in Florida and Arizona. We had one tenant account for 6.07% of total rental income for the year ended December 31, 2024.  On December 31, 2022, the lease for our largest tenant at that time, Halliburton Energy Services, Inc. ("Halliburton"), expired.  Halliburton was located in our Shea Center II property in Colorado and did not renew the lease.  We placed approximately $1.1 million in a reserve account with our lender to cover future mortgage payments, if necessary, in connection with Halliburton's vacant space, none of which has been used as of December 31, 2024. This reserve amount is included in "Cash, cash equivalents and restricted cash" on the consolidated balance sheet.  Our management team is working to fill the 45,535 square foot space and has leased approximately 54% of the space as of February 2025 and has reviewed various proposals for the remaining 46%.

The following table sets forth certain information with respect to our top 10 tenants at our Office/Industrial and Retail Properties.

As of December 31, 2024 Tenant		Number of Leases	Annualized Base Rent	% of Total Annualized Base Rent
John Hopkins University		1	724,453	6.07%
Finastra USA Corporation		1	543,600	4.55%
KLJ Engineering LLC		1	536,080	4.49%
MasTec North America, Inc.		1	371,106	3.11%
L&T Care LLC		1	342,692	2.87%
Wells Fargo Bank, NA		1	300,838	2.52%
Republic Indemnity of America		1	278,831	2.34%
Nova Financial & Investment Corporation	(1)	1	275,071	2.30%
Meissner Commercial Real Estate Services	(2)	1	270,015	2.26%
Fredrikson & Byron P.A.		1	249,270	2.09%
			$3,891,956	32.60%

(1)

Nova Financial & Investment Corporation was subleasing to OnPoint Medical Group Holdings, LLC (“OnPoint”), until their lease expired in January 2025.  Since October 2024, OnPoint had also been directly leasing a 2,543 square foot space in our Shea Center building.  In January 2025, OnPoint took over 11,831 square foot space from Nova Financial & Investment Corporation, signing an additional 3-year lease for that space.

(2)	Genesis Plaza's occupancy at December 31, 2024 was at 95.6%. During the year, the Company invested approximately $74k in building and tenant improvements for the property, expanded the space for Meissner and extended the term of their lease to 2035, and reduced the space used by the Company. On January 1, 2025, Meissner took possession of the expanded space and Genesis Plaza was 100% leased.

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

The consolidated financial statements also include the accounts of Murphy Canyon up until September 22, 2023, when it completed its business combination.  Murphy Canyon was a special purpose acquisition company ("SPAC") for which we served as the financial sponsor (as described herein), and which was deemed to be controlled by us as a result of our 65% equity ownership stake, the overlap of three of our executive officers as executive officers of Murphy Canyon, and significant influence that we exercised over the funding and acquisition of new operations for an initial business combination (see Note 2, Variable Interest Entity). All intercompany balances, prior to deconsolidation and loss of control on September 22, 2023, have been eliminated in consolidation.

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

The value attributable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net increase in rental income of approximately  $4,641 and  $4,974 for the years ended December 31, 2024 and 2023, respectively.

The value of in-place leases and unamortized lease origination costs are amortized to expenses over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third-party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $17,526 and $17,526 for years ended December 31, 2024 and 2023, respectively.

Real Estate Held for Sale and Discontinued Operations. We generally reclassify assets to "held for sale" when the disposition has been approved, it is available for immediate sale in its present condition, we are actively seeking a buyer, and the disposition is considered probable within one year.  Additionally, real estate sold during the current period is classified as “real estate assets held for sale” for all prior periods presented in the accompanying consolidated financial statements. Mortgage notes payable related to the real estate sold during the current period are classified as “mortgage notes payable related to properties held for sale” for all prior periods presented in the accompanying consolidated financial statements. Additionally, we record the operating results related to real estate that has been disposed of as discontinued operations for all periods presented if the operations have been eliminated and represent a strategic shift and we will not have any significant continuing involvement in the operations of the property following the sale. Properties considered held for sale are recorded at the lesser of the carrying value or fair value less costs to sell.  As of December 31, 2024, three commercial properties, Union Town Center, Research Parkway, and Dakota Center met the criteria to be classified as "held for sale", and  9 model homes were classified as "held for sale", but are not considered discontinued operations or a strategic shift in our operations.

Impairments of Real Estate Assets. We regularly review for impairment on a property-by-property basis. Impairment is recognized on a property held for use when the expected undiscounted cash flows for a property are less than the carrying amount at which time the property is written-down to fair value. Impairment is recognized on a property held for sale when the fair value less costs to sell is less than the carrying amount. The calculation of both discounted and undiscounted cash flows requires management to make estimates of future cash flows that are determined based on a number of inputs and assumptions such as the intended hold period, market rental rates, leasing assumptions, capitalization rates and discount rates. Actual results could be significantly different from the estimates. Although our strategy is to hold our properties over the long-term, if our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to fair value and such loss could be material.

We review the carrying value of each of our real estate properties regularly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the year ended  December 31, 2024, we recognized non-cash impairment charges of approximately $1.8 million, with approximately $0.4 million related to model homes and approximately $1.4 million related to our commercial properties Dakota Center and 300 NP.

The impairment on our commercial property, Dakota Center, was the result of the loan maturing in July and the Company not being able to reach an agreement with the lenders regarding a loan modification or extension. In October, the lender has agreed to a sale of the property to settle the balance of the non-recourse loan.  Due to the uncertainties in the Fargo market, we decided to impair the property’s book value, in accordance with ASC 360-10.  As such, for the year ended December 31, 2024, we recorded an impairment charge of approximately $0.7 million. The impairment on 300 NP, totaling approximately $0.7 million, for the year ended December 31, 2024, related to changing cap rates in the area and low historical occupancy.  This property is not listed for sale and has no debt.

Intangible Assets.  Intangible assets, including goodwill and lease intangibles, are comprised of finite-lived and indefinite-lived assets. Lease intangibles represent the allocation of a portion of the purchase price of a property acquisition representing the estimated value of in-place leases, unamortized lease origination costs, tenant relationships and land purchase options. Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. Indefinite-lived assets are not amortized. Amortization expense of intangible assets that are not deemed to have an indefinite useful life was approximately  and , respectively, for the years ended December 31, 2024 and 2023 and is included in depreciation and amortization in the accompanying consolidated statements of operation.

The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. For the year ended December 31, 2024, we have recorded an impairment charge to the goodwill of NTR Property Management for approximately $0.2 million.  See Fair Value Measurements below for additional information.

Depreciation and Amortization. The Company records depreciation and amortization expense using the straight-line method over the useful lives of the respective assets. The costs of buildings are depreciated over estimated useful lives of 39 years, the costs of improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease (which range from 1 to 10 years), the costs associated with acquired tenant intangibles over the remaining lease term and the cost of furniture, fixtures and equipment are depreciated over 4 to 5 years. Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was approximately $5.5 million and $5.4 million, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations.

Cash, Cash Equivalents and Restricted Cash.  At December 31, 2024 and December 31, 2023, we had approximately $8.0 million and $6.5 million in cash, cash equivalents and restricted cash, respectively.  The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At December 31, 2024, the Company had approximately $1.0 million in deposits in financial institutions that exceeded the federally insurable limits. Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are for payment of property taxes, insurance, leasing costs, mortgage payment reserves, and capital expenditures. As of December 31, 2024, the Company has approximately $5.0 million of restricted cash.  At December 31, 2023, the Company had approximately $0.7 million in deposits in financial institutions that exceeded the federally insurable limits. As of December 31, 2023, the Company has approximately $3.7 million of restricted cash.

Accounts Receivables. The Company periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company maintains an allowance for deferred rent receivable that arises from straight lining of rents. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates. As of December 31, 2024 and 2023, the balance of allowance for possible uncollectable tenant receivables included in other assets, net in the accompanying consolidated balance sheets was approximately  $0 and  $91,718, respectively.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third-party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At December 31, 2024 and 2023, the Company had net deferred leasing costs of approximately  $1.7 million and  $1.7 million, respectively. Total amortization expense for the years ended December 31, 2024 and 2023 was approximately  $0.5 million and  $0.5 million, respectively, and is included in the total for depreciation and amortization noted above.

Deferred Financing Costs. Costs incurred, including legal fees, origination fees, and administrative fees, in connection with debt financing are capitalized as deferred financing costs, are amortized using the straight line method, which approximates the effective interest method, over the contractual term of the respective loans and recorded as an offset to the carrying value of the debt. At December 31, 2024 and 2023, unamortized deferred financing costs related to mortgage notes payable were approximately $0.7 million and $0.8 million. For the years ended December 31, 2024 and 2023, total amortization expense related to the mortgage notes payable deferred financing costs was approximately $0.4 million and $0.3 million, respectively. Amortization of deferred financing costs are included in interest expense in the accompanying consolidated statements of operations.

Deferred Offering Costs. Deferred offering costs represent legal, accounting and other direct costs related to our offerings. As of December 31, 2024 and 2023, we have incurred approximately zero and $5,000, respectively, in deferred offering costs as of the end of each period related to our registration statement on Form S-3.

Income Taxes.  We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, for federal income tax purposes. To maintain our qualification as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we maintain our qualification for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to maintain our qualification as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. We are subject to certain state and local income taxes. As of December 31, 2024, we have estimated approximately $18.0 million of Federal net operating loss (NOLs) carryforwards to offset potential future federal tax obligations. We may not generate sufficient taxable income in future periods to be able to realize fully the tax benefits of our NOL carry-forwards.

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

Additionally, in an inactive market, a market price quoted from an independent third-party may rely more on models with inputs based on information available only to that independent third-party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. As of December 31, 2024, we did not hold any marketable securities, excluding our investments in Conduit's common stock and common stock warrants.  As of  December 31, 2023, our marketable securities (excluding our investments in Conduit's common stock and common stock warrants), held at a third party broker, presented on the consolidated balance sheets within other assets were measured at fair value using Level 1 market prices and totaled approximately $45,149, with a cost basis of approximately $40,315. There were no financial liabilities measured at fair value as of December 31, 2024 and December 31, 2023.

On April 22, 2024, the Company entered into a lockup agreement with Conduit pursuant to which the Company agreed not to transfer or sell 2,700,000 of its 4,015,250 shares of Conduit common stock for a period of one year.  In consideration for entering into the lockup agreement, Conduit issued the Company a warrant ("Private CDT Warrants") to purchase 540,000 shares of common stock at an exercise price of $3.12 per share, with a two year term and exercisable one year after the date of issue.  The Private CDT Warrants meet the ASC 321, Investments - Equity Securities ("ASC 321") scope exception for derivative instruments and are accounted for as a derivative under ASC 815, Derivatives and Hedging ("ASC 815"). As such, the Private CDT Warrants were recorded at fair value on the date of issuance and subsequently measured at fair value each period, with changes in fair value reported in gain or loss on Conduit Pharmaceuticals marketable securities.  As of April 22, 2024, the Private CDT Warrants were valued at $891,000 based on a Level 3 fair value measurement.  As of  December 31, 2024, the Private CDT Warrants fair value was adjusted to zero, and is included in the total Investment in Conduit Pharmaceuticals marketable securities on the December 31, 2024 consolidated balance sheet.  Our investments in Conduit's common stock (CDT) and public common stock warrants (CDTTW) presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, taking into account the adoption of ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $0.2 million as of December 31, 2024. The combined value of our Investment in Conduit Pharmaceuticals marketable securities, including the Private CDT Warrants, totaled $0.2 million as of December 31, 2024. Our investments in Conduit's common stock and public common stock warrants presented on the consolidated balance sheet were measured at fair value using Level 1 market prices as of  December 31, 2023, and totaled approximately $18.3 million.  The adjustments to the fair value of our investment in Conduit Pharmaceuticals marketable securities are recorded in net loss in Conduit Pharmaceuticals marketable securities on our consolidated statement of operations.

The following table presents as of December 31, 2024 the Company’s assets subject to measurement at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total	Impairment Loss
Assets:
Goodwill for Dubose Model Homes	$-	$-	$1,123,000	$1,123,000	$-
Goodwill for NTR Property Management	-	-	266,000	266,000	185,000
Certain Real Estate assets	-	-	18,065,871	18,065,871	1,784,311
Total Assets	$-	$-	$19,454,871	$19,454,871	$1,969,311

The following table presents as of December 31, 2023 the Company’s assets subject to measurement at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total	Impairment Loss
Assets:
Goodwill for Dubose Model Homes	$-	$-	$1,123,000	$1,123,000	$-
Goodwill for NTR Property Management	-	-	451,000	451,000	849,000
Certain Real Estate assets	-	-	12,503,176	12,503,176	2,398,097
Total Assets	$-	$-	$14,077,176	$14,077,176	$3,247,097

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

	For the Year Ended December 31,
	2024	2023

Common Stock Warrants	2,000,000	2,000,000
Placement Agent Warrants	80,000	80,000
Series A Warrants	14,450,069	14,450,069
Unvested Common Stock Grants	1,170,805	760,995

Total potentially dilutive shares	17,700,874	17,291,064

Income (Loss) per Common Share. Basic income (loss) per common share (Basic EPS) is computed by dividing net income (loss) available to common shareholders (Numerator) by the weighted average number of common shares outstanding (Denominator) during the period. Diluted loss per common share (Diluted EPS) is similar to the computation of Basic EPS except that the Denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the Numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net earnings per share.  For the year ended December 31, 2024, the basic and diluted net loss per share was $2.25, since all potentially dilutive securities were determined to be anti-dilutive, and for the year ended December 31, 2023 the basic and diluted net earnings per share are equivalent at $0.68 per share because the Company had incurred a net loss attributable to common stockholders causing any potentially dilutive securities to be anti-dilutive.

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

Revenue Recognition and Accounts Receivables. We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured and record amounts expected to be received in later years as deferred rent receivable. Additionally, we recognize transaction fees associated with the leasing of our model homes on a straight-line basis over the term of the related leases, and are included within rental income on our consolidated statement of operations.  If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, rental revenue begins when the tenant takes possession or has control of the physical use of the leased space and any tenant improvement allowance, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that the tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors, including, but not limited to:

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

Immaterial Error Corrections. During the second quarter of 2024, management determined that its prior treatment of accruing restricted compensation expense as a liability and included in accounts payable and accrued liabilities on the consolidated balance sheets should be treated differently. Management determined that the restricted stock compensation should be treated as equity and included in additional paid in capital in the Company’s accompanying consolidated balance sheet for the prior years in accordance with ASC 718. Compensation - Stock Compensation. Accordingly, the Company’s accompanying consolidated balance sheets and consolidated statements of changes in equity as of December 31, 2022 and December 31, 2023, respectively, and for the three months ended March 31, 2023, June 30, 2023, and March 31, 2024, respectively, reflects an adjustment to include restricted stock compensation.

On the balance sheet as of December 31, 2023, accounts payable and accrued liabilities reflects a reduction of $21,189 and additional paid-in capital reflects an increase of $21,189.  On the consolidated statements of changes in equity, the three months ended March 31, 2023,  June 30, 2023 and September 30, 2023 reflect the addition of restricted stock compensation of $232,106, $228,657, and $270,564, respectively, and the three months ended March 31, 2024 includes restricted stock compensation of $317,077. The corrections did not affect Consolidated Statements of Operations or Consolidated Statements of Cash Flows in any prior periods.

During the third quarter of 2024, management determined that the consolidated statements of cash flows for the nine months ended September 30, 2023 and the year ended December 31, 2023, overstated the amount of cash outflows for building and tenant improvements as a portion of those additions were in accounts payable at the end of each period. For the nine months ended September 30, 2023 and the year ended December 31, 2023, $850,918 and $295,567, respectively, should have been disclosed as a supplemental disclosure of cash flow information as unpaid building and tenant improvements. Additionally, management has determined that debt financing costs for the year ended December 31, 2023 totaling $246,557 should be reclassified from accounts payable and accrued liabilities to payment of debt financing costs under cash flows from financing activities on the consolidated statement of cash flows. Thereby, increasing net cash provided by operating activities and reducing net cash provided by financing activities by $246,557.  The net effect of adjusting unpaid building and tenant improvements and debt financings costs amounts to a $49,010 decrease to operating cash flows for the year ended December 31, 2023. These errors impact  the consolidated statement of cash flows and do not affect the consolidated balance sheets, consolidated statement of operations and consolidated statements of changes in equity.

As such, the Company’s consolidated statement of cash flows for the nine months ended September 30, 2023, reflects an adjustment to reduce cash outflows for unpaid building and tenant improvements. For the nine months ended September 30, 2023, net cash provided by operating activities, as previously reported, of $488,137 was reduced by $850,918 and net cash provided by investing activities, as previously reported, of $128,168,785 was increased by $850,918.  Additionally, the $295,567 of unpaid building and tenant improvements that were recorded in accounts payable as of December 31, 2023, and paid in January 2024, are included in the statement of cash flows for the year ended December 31, 2024.

The effect of correcting the errors in operating and investing cash flows for unpaid building and tenant improvements for the three months ended March 31, 2024 was $48,207 and for the six months ended June 30, 2024 was $204,054, which will be reflected in the Company’s interim financial statements the next time these periods are presented.

During the fourth quarter of 2024, management determined that its prior treatment of including amortization of model home transactions fees in fees and other income should be reclassified to rental income on the consolidated statement of operations.  For the years ended December 31, 2024 and 2023 the total fees reclassified amounted to $757,704 and $649,166, respectively.  There was no change to total revenues in either period.

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

Subsequent Events. We evaluate subsequent events up until the date the consolidated financial statements are issued.  See note 16 Subsequent Events.

Recently Issued and Adopted Accounting Pronouncements.  In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes, to enhance income tax disclosures, provide more information about tax risks and opportunities present in worldwide operations, and to disaggregate existing income tax disclosures. The guidance is effective for annual periods beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. We have adopted ASU 2023-09 and have updated our financial statement disclosures accordingly.

In November 2023, FASB issued Accounting Standards Update ASU 2023-07, Segment Reporting, establishing improvements to reportable segments disclosures to enhance segment reporting under Topic 280. This ASU aims to change how public entities identify and aggregate operating segments and apply quantitative thresholds to determine their reportable segments. This ASU also requires public entities that operate as a single reportable segment to provide all segment disclosures in Topic 280, not just entity level disclosures. The guidance will be effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and the amendments should be applied retrospectively to all periods presented in the financial statements. We have adopted ASU 2023-07 and have updated our segment financial statement disclosures accordingly.

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

In November 2024, FASB issued Accounting Standards Update ASU 2024-03, Income Statement—Reporting Comprehensive, Income—Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses (“ASU 2024-03”).  This ASU is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development).  The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted.  In January 2025, this was updated by ASU 2025-01—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.  The amendment in this Update amends the effective date of Update 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Update 2024-03 is permitted.  We have not yet adopted ASU 2024-03 and are currently evaluating the impact on our financial statement disclosures.

3. RECENT REAL ESTATE TRANSACTIONS

Significant Transactions in 2024 and 2023

Acquisitions during the year ended December 31, 2024:

•

We acquired 19 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2024. The purchase price for these properties was $9.7 million. The purchase price consisted of cash payments of $3.0 million and mortgage notes of $6.7 million.

Acquisitions during the year ended December 31, 2023:

•

We acquired 40 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2023. The purchase price for the properties was $21.9 million. The purchase price consisted of cash payments of $6.6 million and mortgage notes of $15.3 million.

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

Dispositions during the year ended December 31, 2024:

During year ended December 31, 2024, we disposed of the following properties:

•	51 model homes for approximately $24.8 million and the Company recognized a gain of approximately $3.4 million.

Dispositions during the year ended December 31, 2023:

During year ended December 31, 2023, we disposed of the following properties:

•	22 model homes for approximately $11.7 million and the Company recognized a gain of approximately $3.2 million.

4.  REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, retail, and triple-net leased model home properties.  We have five commercial properties located in Colorado, four in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are located in three states. As of December 31, 2024, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial building (“Office/Industrial Properties”);

•	Three retail shopping centers (“Retail Properties”);

•

78 model home residential properties (“Model Homes” or “Model Home Properties”), leased back on a triple-net basis to homebuilders, which are owned by five affiliated limited partnerships and one wholly-owned corporation, all of which we control.  During the third quarter of 2024, all of the model homes in Dubose Model Home Investors #202 and #206, LP had been sold.

A summary of the properties owned by the Company, including their lease intangibles, as of December 31, 2024 and 2023 is as follows:

	Date		Real estate assets and lease intangibles, net
Property Name	Acquired	Location	December 31, 2024	December 31, 2023
Genesis Plaza (1)	August 2010	San Diego, CA	$7,363,571	$7,542,725
Dakota Center (2)	May 2011	Fargo, ND	8,154,951	9,201,883
Grand Pacific Center (3)	March 2014	Bismarck, ND	8,413,926	8,274,454
Arapahoe Center	December 2014	Centennial, CO	9,298,534	9,341,991
Union Town Center (4)	December 2014	Colorado Springs, CO	8,922,943	8,918,742
West Fargo Industrial	August 2015	Fargo, ND	6,599,953	6,819,765
300 N.P.	August 2015	Fargo, ND	1,963,000	2,774,176
Research Parkway (4)	August 2015	Colorado Springs, CO	2,220,284	2,266,173
One Park Center (5)	August 2015	Westminster, CO	5,580,950	5,700,000
Shea Center II (6)	December 2015	Highlands Ranch, CO	18,820,370	19,367,289
Mandolin (7)	August 2021	Houston, TX	4,600,562	4,692,274
Baltimore	December 2021	Baltimore, MD	8,241,456	8,466,165
Commercial properties			90,180,500	93,365,637
Model Home properties (8)	2019 - 2024	AZ, FL, TX	37,416,000	50,790,147
Total real estate assets and lease intangibles, net			$127,596,500	$144,155,784

(1)
Genesis Plaza is owned by two tenants-in-common, NetREIT Genesis and NetREIT Genessis II, each of which own 57% and 43%, respectively, and we beneficially own an aggregate of 92.0%, based on our ownership of each entity.  We have 100% ownership of NetREIT Genesis and 81.5% ownership of NetREIT Genesis II, and we have control of both entities.  During July  2024, the Company completed a minority ownership conversion option as result of a death in a noncontrolling trust within NetREIT Genesis II.  The Company issued the trust 86,232 shares of SQFT Series A Common Stock in exchange for their 36.4% ownership in NetREIT Genesis II, as per the original exchange agreement.

(2)
The non-recourse loan on the Dakota Center property matured on July 6, 2024.  During October 2024, management has agreed with the lender to sell the property to settle the loan balance.  Due to the uncertainties in the Fargo market, we have impaired the property’s book value and recorded an impairment charge of approximately $0.7 million as of  September 30, 2024.  During December 2024, the lender had agreed on the broker the Company would use to sell the property to settle the non-recourse debt.  As of December 31, 2024, the property was included in the real estate assets held for sale, net on the consolidated balance sheet.  Any purchase offers will be subject to lender approval.

(3)
Grand Pacific Center, Bismarck, ND, was removed from held-for-sale after signing a major lease with KLJ Engineering on December 7, 2022 for approximately 33,296 usable square feet, a term of 122 months, and starting annualized rent of $532,736.  KLJ Engineering moved into the building during December 2023, with rent that commenced on February 28, 2024.

(4)
As of September 30, 2024, Union Town Center and Research Parkway were listed for sale, and included in the real estate assets held for sale, net on the consolidated balance sheet as of December 31, 2024.  The sale of UTC and Research Parkway took place in February 2025, to a single buyer for a combined sales price of $16.95 million, and the Company recorded a combined gain of approximately $4.0 million.

(5)
During the year ended December 31, 2023, we recorded a $2.0 million impairment charge for One Park Center that reflects management’s revised estimate of the fair market value based on sales comparable of like properties in the same geographical area as well as an evaluation of future cash flows or an executed purchase sale agreement.   No additional impairment was deemed necessary during the year ended December 31, 2024.

(6)
On December 31, 2022, the lease for our largest tenant, Halliburton, expired.  Halliburton was located in our Shea Center II property in Colorado, and made up approximately $536,080 of our annual base rent.  Halliburton did not renew the lease and we placed approximately $1.1 million in a reserve account with our lender to cover future mortgage payments, if necessary, none of which has been used as of December 31, 2024.

(7)
A portion of the proceeds from the sale of Highland Court were used in like-kind exchange transactions pursued under Section 1031 of the Code for the acquisition of our Mandolin property. Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.

(8)	Includes Model Homes listed as held for sale as of December 31, 2024. During the year ended December 31, 2024, we recorded an impairment charge for model homes totaling $0.4 million, which reflects the estimated sales prices for these specific model homes. The short hold period, less than two years, and the builder changing their model style after we purchased the homes, contributed to the lower than expected sales price.

For the years ended December 31, 2024 and 2023, depreciation and amortization expense, excluding amortization of deferred leasing cost, totaled approximately $5.0 million and $4.9 million, respectively.

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	December 31, 2024			December 31, 2023
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$2,515,264	$(2,504,799)	$10,465	$2,515,264	$(2,495,016)	$20,248
Leasing costs	1,261,390	(1,252,078)	9,312	1,261,390	(1,244,335)	17,055
Above-market leases	—	—	—	333,485	(333,485)	—
	$3,776,654	$(3,756,877)	$19,777	$4,110,139	$(4,072,836)	$37,303

At  December 31, 2024 and 2023, there were no net lease intangible assets and accumulated amortization related to the lease intangible assets included in real estate assets held for sale.

The net value of acquired intangible liabilities was approximately $8,625 and $13,266 relating to below-market leases at  December 31, 2024 and  December 31, 2023, respectively.  Amortization of below-market rent totaled approximately $4,641 and $4,974 for the years ended December 31, 2024 and 2023.

Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

2025	15,670
2026	4,107
Thereafter	—
Total	$19,777

6. OTHER ASSETS

Other assets consist of the following:

	December 31,	December 31,
	2024	2023
Deferred rent receivable	$2,126,609	$1,973,887
Accounts receivable, net	463,194	694,869
Prepaid expenses, deposits and other	406,494	349,160
Notes receivable	316,374	316,374
Right-of-use assets, net	64,026	15,649
Deferred offering costs	—	5,000
Investment in marketable securities (not including Conduit)	—	45,149
Total other assets	$3,376,697	$3,400,088

Periodically, the Company may sell an option in the marketable securities it holds to unrelated third parties for the right to purchase certain securities held within its investment portfolios (“covered call options”). These option transactions are designed primarily to increase the total return associated with holding the related securities as earning assets by using fee income generated from these options. These transactions are not designated as hedging relationships pursuant to accounting guidance ASC 815 and, accordingly, changes in fair values of these contracts are reported in other income (expense).  There are several risks associated with transactions in options on securities. For example, there are significant differences between the securities and options markets that could result in an imperfect correlation between these markets, causing a given transaction not to achieve its objectives. A transaction in options or securities may be unsuccessful to some degree because of market behavior or unexpected events. When we write a covered call option, we forgo, during the option’s life, the opportunity to profit from increases in the market value of the security covering the call option above the sum of the premium and the strike price of the call, but retain the risk of loss should the price of the underlying security decline. The writer of an option has no control over the time when it may be required to fulfill its obligation before the sold option expires, and once an option writer has received an exercise notice, it must deliver the underlying security in exchange for the strike price.

As of December 31, 2024, we did not own common shares of any publicly traded REITs and no written covered call options in any of those same REITs.  As of December 31, 2023, we owned common shares and options of 3 different publicly traded REITs and an immaterial amount of covered call options in zero of those same REITs.  The gross fair market value on our publicly traded REIT securities was $45,149, with covered call options totaling $0.  As of December 31, 2023, the net fair value of our publicly traded REIT securities was $45,149 based on the  December 31, 2023 closing prices.

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following:

	Principal as of
	December 31,	December 31,	Loan	Interest
Mortgage note property	2024	2023	Type	Rate (1)	Maturity
Dakota Center (2)	9,091,395	$9,197,346	Fixed	4.74%	7/6/2024
Research Parkway (6)	1,526,860	1,588,742	Fixed	3.94%	1/5/2025
Arapahoe Service Center	8,670,000	7,426,088	Fixed	6.75%	12/5/2029
Union Town Center (6)	7,709,746	7,870,468	Fixed	4.28%	1/5/2025
One Park Centre (6)	5,919,517	6,043,882	Fixed	4.77%	9/5/2025
Genesis Plaza (6)	5,813,843	5,937,251	Fixed	4.71%	9/6/2025
Shea Center II	16,660,803	16,951,095	Fixed	4.92%	1/5/2026
West Fargo Industrial (3)	5,750,000	3,922,829	Fixed	7.14%	7/6/2029
Grand Pacific Center (4)	6,460,405	5,470,305	Fixed	6.35%	5/10/2033
Baltimore	5,670,000	5,670,000	Fixed	4.67%	4/6/2032
Mandolin	3,508,702	3,573,201	Fixed	4.35%	4/20/2029
Subtotal, Presidio Property Trust, Inc. Properties	$76,781,271	$73,651,207
Model Home mortgage notes (5)	26,060,798	34,815,699	Fixed	5.34% - 8.00%	2025 - 2029
Mortgage Notes Payable	$102,842,069	$108,466,906
Unamortized loan costs	(747,975)	(753,633)
Mortgage Notes Payable, net	$102,094,094	$107,713,273

(1)	Interest rates as of December 31, 2024.
(2)

The non-recourse loan on the Dakota Center property matured on  July 6, 2024.  Management has been in negotiations with the lender and their special servicer of the loan in modifying and/or extending the loan or possibly selling the building. We have not been able to come to an agreement regarding a situation in which the loan is modified or extended.  As such, in October 2024, we have offered the property for sale in conjunction with the lender’s approval  in attempts to make the lender whole, although there is no guarantee we will be able to do so.  The loan is considered non-recourse and we will not be required to make up the difference if the property sells for less than the loan balance.  See Note 4. Real Estate Assets above for further discussion on impairment of the property.

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

(4)

On May 5, 2023, the Company, through its subsidiary, refinanced the mortgage loan on our Grand Pacific Center property and entered into a construction loan related to the tenant improvement associated with the KLJ Engineering LLC lease to occupy 33,296 square feet of the building. The refinanced loan is for approximately $3.8 million, a term of 10 years, with an interest rate of 6.35%, for the first 60 months.  The interest rate is subject to reset in year five on June 10, 2028. The construction loan is for approximately $2.7 million, a term of 10 years, and will begin amortizing in year three, with an interest rate of 6.35%, for the first 60 months. The interest rate is subject to reset in year five on June 10, 2028.  During the third quarter of 2024, we had fully drawn down the loan amount of approximately $2.7 million on the construction loan.

(5)	As of December 31, 2024, there were 9 model homes included as real estate assets held for sale. Our model homes have stand-alone mortgage notes at interest rates ranging from 5.37% to 8.0% per annum as of December 31, 2024.
(6)

These mortgage loans mature within the next twelve months and management is reviewing various options for the loan maturity, including but not limited to refinancing, restructuring and or selling these properties.  As we get closer to the loan maturity date, the Company will finalize our plans.  Union Town Center and Research Parkway have been listed for sale, and included in the real estate assets held for sale, net on the consolidated balance sheet as of December 31, 2024. These properties were sold to a single buy in February 2025 and their loans were paid in full.

The loan agreement between NetREIT Model, Homes, Inc. (“NRMH”) and their Lender has a covenant for a Fixed Charge Coverage Ratio, (“FCCR”) as defined for NRMH as of any date (a) the sum of (i) EBITDA for the period ended as of such date minus (ii) Distributions for the period ended as of such date divided by (b) the sum of (ii) Principal Payments Paid for the period ended as of such date plus (iii) Interest Expense for period ended as of such date.  The FCCR is to be no less than 1.10 to 1.00, tested at the end of each fiscal quarter.  As of December 31, 2024, NRMH was in compliance with this covenant.  The Company and stand along subsidiaries have other various quarterly and annual reporting requirements to the individual property lenders and is in compliance with all material conditions and covenants on those mortgage notes payable as of December 31, 2024.

Scheduled principal payments of mortgage notes payable were as follows as of December 31, 2024:

	Commercial	Model
	Properties	Homes	Total Principal
Years ending December 31:	Notes Payable	Notes Payable	Payments
2025	$30,494,515	$8,283,913	$38,778,428
2026	16,654,441	1,668,193	18,322,634
2027	302,885	495,924	798,809
2028	322,652	9,575,775	9,898,427
2029	17,291,085	6,036,993	23,328,078
Thereafter	11,715,693	—	11,715,693
Total	$76,781,271	$26,060,798	$102,842,069

8. NOTES PAYABLE

On April 22, 2020, the Company received an Economic Injury Disaster Loan of $10,000 from the Small Business Administration ("SBA") to provide economic relief during the COVID-19 pandemic. This loan advance is not required to be repaid, has no stipulations on use, and has been recorded as fees and other income in the consolidated statements of operations during fiscal 2020. On  August 17, 2020, we received an additional Economic Injury Disaster Loan ("EIDL") of $150,000, for which principal and interest payments are deferred for twelve months from the date of issuance, and interest accrues at 3.75% per year. The loan matures on August 17, 2050. We have used the funds for general corporate purposes to alleviate economic injury caused by the COVID-19 pandemic, which economic injury included abating or deferring rent to certain tenants (primarily retail tenants).  As of December 31, 2024 and 2023, the principal balance on SBA loan was approximately $144,089 and $147,428, respectively.

During 2023, we had issued one promissory note to our majority owned subsidiary, Dubose Model Home Investors 202 LP, for the refinancing of one model home property in Texas, for approximately $0.3 million with an interest rate of 5.55% per annum and original maturity date of August 15, 2024, which was extended for another year with an interest rate of 8.0% per annum. This note payable and note receivable, including interest expense and interest income related to this promissory note, is eliminated through consolidation on our financial statements.  This property was subsequently sold in October 2024, and the loan was paid in full.  As of  December 31, 2024, there were no other notes payable.

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

On September 22, 2023, the SPAC completed its business combination with Conduit Pharma and changed its name to Conduit Pharmaceuticals Inc. ("Conduit"). Immediately prior to the business combination, the Company owned approximately 65% of the SPAC's outstanding common stock. Upon consummation of the business combination, the SPAC's shares of Class B common stock were converted into shares of its Class A common stock and the shares of Class A common stock were then reclassified as a single class of Conduit common stock. As a result of the business combination, the Company was issued (i) 3,306,250 shares of Conduit's common stock due to the conversion of the shares of the SPAC's Class B common stock into shares of the SPAC's Class A common stock and then reclassification into shares of Conduit common stock, (ii) 754,000 shares of Conduit common stock, which prior to the business combination were shares of the SPAC's Class A common stock and (iii) private warrants to purchase 754,000 shares of Conduit common stock, which prior to the business combination were warrants to purchase 754,000 shares of the SPAC's Class A common stock. Also in the business combination, shareholders and debtholders of Conduit Pharma were issued 65,000,000 shares of Conduit common stock. Immediately following the consummation of the business combination, the Company transferred 45,000 shares of Conduit common stock and warrants to purchase 45,000 shares of Conduit common stock to the SPAC's independent directors as compensation for their services. As a result, the Company owned approximately 6.5% of Conduit's common stock immediately following the business combination, assuming all warrants owned by the Company were exercised and as of September 30, 2024, we currently own less than 1% of Conduit's common stock, assuming all warrants owned by the Company are exercised. In connection with the business combination, the Company's officers and directors who also served as officers and directors of the SPAC resigned from the SPAC, with the exception of the Company's former Chief Financial Officer who resigned from the Company.

Following the completion of the Murphy Canyon IPO in February 2022, we determined that Murphy Canyon is a Variable Interest Entity ("VIE") in which we had a variable interest because Murphy Canyon did not have enough equity at risk to finance its activities without additional subordinated financial support. Since the business combinations with Conduit on September 22, 2023, we have determined that Conduit's (formally Murphy Canyon) public stockholders have substantive rights and we no longer have control of Conduit's activity. Since we are no longer the controlling party, or have a majority of the issued and outstating common stock, the Company deconsolidated Conduit from our consolidated financial statements. In connection with the deconsolidation, we recorded a gain of approximately $40.3 million. Of the total gain recognized on deconsolidation, approximately $34.1 million relates to the remeasurement of our retained investment in Murphy Canyon via the Sponsor shares which converted into shares of Conduit's common stock on September 22, 2023, and approximately $6.2 million relates to the deconsolidation of Murphy Canyon's assets and liabilities as of September 22, 2023.

On April 22, 2024, the Company entered into a lockup agreement with Conduit pursuant to which the Company agreed not to transfer or sell 2,700,000 of its 4,015,250 shares of Conduit common stock for a period of one year.  In consideration for entering into the lockup agreement, Conduit issued the Company Private CDT Warrants to purchase 540,000 shares of common stock at an exercise price of $3.12 per share, a two year term and  exercisable one year after the date of issue.  The Private CDT Warrants meet the ASC 321 scope exception for derivative instruments and are accounted for as a derivative under ASC 815. As such, the Private CDT Warrants were recorded at fair value on the date of issuance and subsequently measured at fair value each period, with changes in fair value reported in gain or loss on Conduit Pharmaceuticals marketable securities.  As of April 22, 2024, the Private CDT Warrants were valued at $891,000 based on a Level 3 fair value measurement.  As of December 31, 2024, the Private CDT Warrants fair value was adjusted to zero, which is included in the total Investment in Conduit Pharmaceuticals marketable securities on the December 31, 2024 consolidated balance sheet.  Our investments in Conduit's common stock (2,944,514 shares of CDT) and public common stock warrants (709,000 warrants of CDTTW) presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $0.2 million as of December 31, 2024. The combined value of our Investment in Conduit Pharmaceuticals marketable securities, including the Private CDT Warrants, totaled $0.2 million as of December 31, 2024, resulting in a net loss on investment for the year ended December 31, 2024 totaling approximal $17.9 million.

During the year ended December 31, 2023, and in connection with the deconsolidation we recorded a gain of approximately $40.3 million.  Of the total gain recognized on deconsolidation, approximately $34.1 million relates to the remeasurement of our retained investment in Murphy Canyon via the Sponsor shares which converted into shares of Conduit's common stock on September 22, 2023, and approximately $6.2 million relates to the deconsolidation of Murphy Canyon's assets and liabilities as of September 22, 2023. Since deconsolidating Conduit, on September 22, 2023, our investments in Conduit's common stock and common stock warrants presented on the consolidated balance sheets were measured at fair value totaled approximately $18.3 million as of December 31, 2023, with a cost basis of approximately $7.5 million.  This resulted in net loss on investment for the year ended December 31, 2023 totaling approximal $23.4 million.

During October 2024, the Company paid part of an accrued bonus to the former CFO with shares of CDT common stock.  The total number of CDT common stock shares transferred to our former CFO was 1,045,805 shares at $0.1087 per share with a fair market value of $113,679 at the time of transfer.  After the transfer the Company still owned 2,944,514 shares of CDT common stock, 709,000 CDTTW warrants and 540,000 private warrants.  Since December 31, 2024, CDT has affected a 1-for-100 reverse stock split of the CDT common stock, resulting in our 2,944,514 shares being converted into 29,445 shares.

10. COMMITMENTS AND CONTINGENCIES

The Company is obligated under certain tenant leases to fund tenant improvements and the expansion of the underlying leased properties. As of December 31, 2024, approximately $1.2 million is estimated for such capital expenditures on existing properties, net of any construction financing, during the rest of the year.

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

On June 20, 2024, the  Company entered into an underwriting agreement with The Benchmark Company, LLC, pursuant to which the Company issued and sold in an underwritten public offering 109,054 shares of the Company’s Series D Preferred Stock. The shares of Series D Preferred Stock were sold to the public at a price of $16.00 per share. The Company agreed to an underwriting discount of 7% of the public offering price of the shares of Series D Preferred Stock sold in the offering. The offering closed on June 24, 2024, generating gross proceeds of approximately $1.74 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for general corporate and working capital purposes, including to potentially acquire additional properties. Below are some of the key terms of the Series D Preferred Stock:

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

In accordance with the terms of the Series D Preferred Stock, the Series D monthly dividend has been approved by the Board of Directors through December 31, 2024 in the amount of $0.19531 per share payable on the 15th of every month to stockholders of record of Series D Preferred Stock as of the last day of the prior month.  Total dividends paid to Series D Preferred stockholders during the year ended December 31, 2024  and 2023 were approximately $2.2 million and $2.1 million, respectively.

Common Stock. The Company is authorized to issue up to 100,000,000 shares of Series A Common Stock, 1,000 shares of Series B Common Stock, and 9,000,000 shares of Series C Common Stock (collectively, the "Common Stock") each with $0.01 par value per share. Each class of Common Stock has identical rights, preferences, terms, and conditions except that the holders of Series B Common Stock are not entitled to receive any portion of Company assets in the event of the Company's liquidation. No shares of Series B or Series C Common Stock have been issued. Each share of Common Stock entitles the holder to one vote. Shares of our Common Stock are not subject to redemption and do not have any preference, conversion, exchange, or preemptive rights. The Company's charter contains restrictions on the ownership and transfer of the Common Stock that prevents one person from owning more than 9.8% of the outstanding shares of common stock.  The Board of Directors approved our CEO, Jack Heilbron, and CIO, Gary Katz, an exception to the 9.8% ownership limit and established an excepted holder limit permitting each of Jack Heilbron and Gary Katz to beneficially or constructively own up to 19% of the outstanding shares of our common stock, including warrants, subject to compliance with Article VII of the Company’s charter.

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

The Company evaluated the accounting guidance in ASC 480 and ASC 815 regarding the classification of the Pre-Funded Warrant, Common Stock Warrants, and Placement Agent Warrants as equity or a liability and ultimately determined that it should be classified as permanent equity.  As of December 31, 2024, none of the Common Stock Warrants and Placement Agent Warrants have been exercised.

Genesis Plaza is owned by two tenants-in-common, NetREIT Genesis and NetREIT Genessis II, each of which own 57% and 43%, respectively, and we beneficially own an aggregate of 92.0%, based on our ownership of each entity.  We have 100% ownership of NetREIT Genesis and 81.5% ownership of NetREIT Genesis II, and we have control of both entities.  During July, 2024, the Company completed a minority ownership conversion option as result of a death in a noncontrolling trust within NetREIT Genesis II.  The Company issued the trust 86,232 shares of SQFT Series A Common Stock in exchange for their 36.4% ownership in NetREIT Genesis II, as per the original exchange agreement at $9.30 per share.

Stock Repurchase Program.  While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently. On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which expired in September 2023. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which expired in November 2024. During the year ended December 31, 2023, the Company repurchased 23,041 shares of our Series D Preferred Stock at an average price of approximately $16.06 per share, including a commission of $0.035 per share, and no shares of our Series A Common Stock, for a total cost of $0.4 million for the Series D Preferred Stock.  In December 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which shall expire in December 2025. During the year ended December 31, 2024, we repurchased 190,640 shares of our Series A Common Stock, for a total cost of $140,416, with an average price of approximately $1.10 per share, including a commission of $0.025 per share.  During the year ended December 31, 2024, the Company repurchased 2,918 shares of our Series D Preferred Stock at an average price of approximately $14.02 per share, including a commission of $0.035 per share, for a total cost of $40,910 for the Series D Preferred Stock. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost.

Cash Dividends. For the year ended December 31, 2024, the Company did not declare and pay a Series A Common Stock cash dividend.  For the year ended December 31, 2023, the Company declared and paid Series A Common Stock cash dividends of approximately $1.2 million.  For the years ended December 31, 2024 and  December 31, 2023, the Company declared and paid Series D Preferred Stock cash dividends of approximately $2.2 million and $2.1 million, respectively.  The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the years ended December 31, 2024 and 2023.  The Company intends to continue to pay dividends to our common stockholders on a quarterly basis, and on a monthly basis to holders of our Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future dividends.  The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the years ended December 31, 2024 and  December 31, 2023.

Series A Common Stock

Quarter Ended	2024	2023
	Distributions Declared	Distributions Declared
March 31	$—	$0.022
June 30	—	0.023
September 30	—	0.023
December 31	—	0.023
Total	$—	$0.091

Series D Preferred Stock

Month	2024	2023
	Distributions Declared	Distributions Declared
January	$0.19531	$0.19531
February	0.19531	0.19531
March	0.19531	0.19531
April	0.19531	0.19531
May	0.19531	0.19531
June	0.19531	0.19531
July	0.19531	0.19531
August	0.19531	0.19531
September	0.19531	0.19531
October	0.19531	0.19531
November	0.19531	0.19531
December	0.19531	0.19531
Total	$2.34372	$2.34372

Partnership Interests. Through the Company, its subsidiaries, and its partnerships, we own 12  commercial properties in fee interest, two of which we own partial interests in through our holdings in various affiliates in which we serve as general partner, member and/or manager. Each of the limited partnerships is referred to as a “DownREIT.” In each DownREIT, we have the right, through put and call options, to require our co-investors to exchange their interests for shares of our Common Stock at a stated price after a defined period (generally five years from the date they first invested in the entity’s real property), the occurrence of a specified event or a combination thereof. The Company is a limited partner in five partnerships and sole stockholder in one corporation, which entities purchase and lease model homes from homebuilders.

12. SHARE-BASED INCENTIVE PLAN

The Company maintains a restricted stock incentive plan for the purpose of attracting and retaining officers, employees, and non-employee board members. Share awards generally vest in equal annual installments over a three-to-ten year period from date of issuance. Non-vested shares have voting rights and are eligible for any dividends paid on shares of common stock. The Company recognized compensation cost for these fixed awards over the service vesting period, which represents the requisite service period, using the straight-line method. Prior to our IPO, the value of non-vested shares was calculated based on the offering price of the shares in the most recent private placement offering of $20.00, adjusted for stock dividends since granted and assumed selling costs, which management believed approximated fair market value as of the date of grant. Upon our IPO, the value of non-vested shares granted is generally calculated based on the closing price of our common stock on the date of the grant.  During our Annual Stockholders meeting, held on May 26, 2022, the Company's 2017 Incentive Award Plan was amended to increase the available shares for issuance from 1.1 million to 2.5 million and at our Annual Stockholders meeting, held on June 1, 2023, the Company's 2017 Incentive Award Plan was amended to increase the available shares for issuance from 2.5 million to 3.5 million and add an evergreen provision to, on April 1st and October 1st of each year, automatically increase the maximum number of shares of common stock available under the plan to 15% of the Company’s outstanding shares of common stock, if on such date 3,500,000 (as adjusted for any reverse splits) is less than 15% of the Company’s then-outstanding shares of common stock.

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

A summary of the activity for the Company’s restricted stock was as follows:

Outstanding shares:	Common Shares

Balance at December 31, 2023	760,995
Granted	1,288,493
Forfeited	(205,019)
Vested	(673,664)
Balance at December 31, 2024	1,170,805

The non-vested restricted shares outstanding as of December 31, 2024, will vest over the next one to four years.  As of  December 31, 2024, there were approximately 213,000 shares available to grant under the Company's 2017 Incentive Award Plan.  Removed from the Granted and Vested totals noted above are 149,253 shares of common stock that were granted to the CEO in connection to his annual bonus in March 2024, as set by the Board of Directors, that vested immediately.  These 149,253 shares were voluntarily returned to the Company in December 2024 by the CEO so they could be distributed to the employees as part of their annual grants in 2025.

Share-based compensation expense was approximately $1.4 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively.  As of December 31, 2024, future unrecognized stock compensation related to unvested shares totaled approximately $1.4 million.

13. SEGMENTS

The Company’s reportable segments consist of three types of real estate properties for which the Company’s chief operating decision maker (CODM), which is our Chief Executive Officer ("CEO"), as the CEO has the final decision when allocating capital and personnel to the various segments, internally evaluate operating performance and financial results: Office/Industrial Properties, Model Home Properties and Retail Properties. The Company also has certain corporate-level activities including accounting, finance, legal administration, and management information systems which are not considered separate operating segments.  There is no material inter-segment activity.

The CODM evaluates the performance of our segments based upon an internal net operating income (“NOI”), which is a non-GAAP supplemental financial measure on a quarterly basis as disclosed in the 10-Qs and 10-Ks. We believe that NOI is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. The Company defines NOI for its segments as operating revenues (rental income, tenant reimbursements, parking income, and other operating income, net of provision for bad debt) less rental operating costs (property operating expenses, real estate taxes, insurance, utilities, repairs and maintenance, and asset management fees) excluding interest expense. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non-property income & expenses, depreciation & amortization, real estate acquisition fees & expenses, non-cash impairments and corporate general & administrative expenses. Quarterly the Company reviews and test for non-cash impairments, as required by GAAP, on all our properties ( i.e. Office/Industrial properties, Retail properties, and Model Home segments); however, the CODM does not consider those non-cash impairments with evaluating the segment’s cash operations and NOI.

The CODM uses NOI to evaluate and assess each segments' performance and in deciding how to allocate resources.  For Model Home performance the CODM also includes the gain or loss on sale of real estate assets net of any impairments, because they believe that is a major component in the operating success of the segment and part of the business model for Model Homes.  The gain on sale of model homes resulted in cash flows to the Company that the CODM can decide on how to allocate to future operations.

The following tables compare the Company’s segment activity and NOI and adjusted NOI for Model Home income to its results of operations and financial position as of and for the years ended December 31, 2024 and 2023, respectively.  The line items listed in the below NOI tables include the significant expense considered by the CODM for cash allocations on future investments.  The Other Non-Segment & Consolidating Items represent corporate activity, the investment in Conduit Pharmaceutical, and other eliminating items for consolidation.  The information for Corporate and Other are presented to reconcile back to the consolidated statement of operations, but is not considered a reportable segment.  This includes the loss on Conduit marketable securities.

	For the Year Ended December 31, 2024

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total

Rental revenue	$1,595,464	$9,778,458	$4,368,169	$—	$15,742,091
Recovery revenue	463,158	2,318,564	—	—	2,781,722
Other operating revenue	62,041	241,530	68,084	29,807	401,462
Total revenues	2,120,663	12,338,552	4,436,253	29,807	18,925,275

Rental operating costs	608,667	6,136,564	171,621	(660,775)	6,256,077
Net Operating Income (NOI)	1,511,996	6,201,988	4,264,632	690,582	12,669,198

Gain on Sale - Model Homes	—	—	3,426,572	—	3,426,572
Impairment of Model Homes	—	—	(406,374)	—	(406,374)

Adjusted NOI	$1,511,996	$6,201,988	$7,284,830	$690,582	$15,689,396

	For the Year Ended December 31, 2023

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total

Rental revenue	$1,488,167	$9,000,917	$4,142,765	$—	$14,631,849
Recovery revenue	393,612	2,366,936	—	—	2,760,548
Other operating revenue	2,551	207,102	(10,636)	44,200	243,217
Total revenues	1,884,330	11,574,955	4,132,129	44,200	17,635,614

Rental operating costs	537,389	5,901,042	156,493	(632,006)	5,962,918
Net Operating Income (NOI)	1,346,941	5,673,913	3,975,636	676,206	11,672,696

Gain on Sale - Model Home	—	—	3,240,200	—	3,240,200
Impairment of Model Homes	—	—	(431,984)	—	(431,984)

Adjusted NOI	$1,346,941	$5,673,913	$6,783,852	$676,206	$14,480,912

Since a significant portion of the total operating expense for Retail and Office/Industrial are recouped as part of recovery revenue, the CODM looks at NOI as a whole when reviewing the segments.  For the Model Home segment, the properties are leased on a triple net basis and the tenants are responsible for a significant portion of the operating expenses.  Therefore the CODM focuses on Model Home revenue, any impairments and the gain on sale of model homes.

The CODM reviews on a regular basis the GAAP performance of each segment, including the significant segment expenses reported for GAAP shown in the table below. Our significant segment expenses include consolidated expense categories presented in our consolidated statements of operations, as well as rental operating costs.  This information is provided to the CODM and factors into the CODM’s decision making for company-wide strategy. The following tables compare the Company’s segment activity and to its results of GAAP operations and financial position as of and for the years ended December 31, 2024 and 2023, respectively.  The information for Corporate and Other are presented to reconcile back to the consolidated statement of operations, but is not considered a reportable segment as noted above.

	For the Year Ended December 31, 2024

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total
Revenues:
Rental income	$2,058,622	$12,097,022	$4,368,169	$—	$18,523,813
Fees and other income	62,041	241,530	68,084	29,807	401,462
Total revenue	2,120,663	12,338,552	4,436,253	29,807	18,925,275
Costs and expenses:
Rental operating costs	608,667	6,136,564	171,621	(660,775)	6,256,077
General and administrative	—	2,330	820,217	6,704,128	7,526,675
Depreciation and amortization	394,461	4,154,769	952,627	13,661	5,515,518
Impairment of goodwill and real estate assets	—	1,377,937	406,374	185,000	1,969,311
Total costs and expenses	1,003,128	11,671,600	2,350,839	6,242,014	21,267,581
Other income (expense):
Interest expense - mortgage notes	(577,761)	(3,457,360)	(2,009,641)	(5,434)	(6,050,196)
Interest and other income, net	—	(171,734)	(23,890)	44,268	(151,356)
Net loss in Conduit Pharmaceuticals marketable securities (see footnote 9)	—	—	—	(17,925,723)	(17,925,723)
Gain on deconsolidation of SPAC (see footnote 9)	—	—	—	—	—
Gain on sales of real estate, net	—	—	3,426,572	—	3,426,572
Income tax (expense) benefit	—	—	(55,543)	(5,312)	(60,855)
Total other income, net	(577,761)	(3,629,094)	1,337,498	(17,892,201)	(20,761,558)
Net income (loss)	539,774	(2,962,142)	3,422,912	(24,104,408)	(23,103,864)
Less: Income attributable to noncontrolling interests	—	(86,686)	(2,437,979)	—	(2,524,665)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$539,774	$(3,048,828)	$984,933	$(24,104,408)	$(25,628,529)

	For the Year Ended December 31, 2023

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total
Revenues:
Rental income	$1,881,780	$11,367,853	$4,142,764	$—	$17,392,397
Fees and other income	2,550	207,102	(10,635)	44,200	243,217
Total revenue	1,884,330	11,574,955	4,132,129	44,200	17,635,614
Costs and expenses:
Rental operating costs	537,389	5,901,042	156,493	(632,006)	5,962,918
General and administrative	—	18,691	865,368	5,906,373	6,790,432
Depreciation and amortization	456,277	3,912,202	1,015,691	41,569	5,425,739
Impairment of goodwill and real estate assets	—	1,966,113	431,984	849,000	3,247,097
Total costs and expenses	993,666	11,798,048	2,469,536	6,164,936	21,426,186
Other income (expense):
Interest expense - mortgage notes	(588,405)	(2,744,996)	(1,668,855)	(2,633)	(5,004,889)
Interest and other income, net	—	—	(27,775)	1,463,073	1,435,298
Net gain in Conduit Pharmaceuticals marketable securities (see footnote 9)	—	—	—	(23,359,774)	(23,359,774)
Gain on deconsolidation of SPAC (see footnote 9)	—	—	—	40,321,483	40,321,483
Gain on sales of real estate, net	—	—	3,240,200	—	3,240,200
Income tax (expense) benefit	—	—	400,464	(64,684)	335,780
Total other income, net	(588,405)	(2,744,996)	1,944,034	18,357,465	16,968,098
Net income (loss)	302,259	(2,968,089)	3,606,627	12,236,729	13,177,526
Less: Income attributable to noncontrolling interests	—	(94,500)	(2,936,580)	—	(3,031,080)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$302,259	$(3,062,589)	$670,047	$12,236,729	$10,146,446

	December 31,	December 31,
Assets by Reportable Segment:	2024	2023
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$74,425,180	$77,472,724
Total assets (2)	$76,292,662	$78,140,372
Model Home Properties:
Land, buildings and improvements, net (1)	$37,416,000	$50,790,147
Total assets (2)	$38,166,964	$51,456,292
Retail Properties:
Land, buildings and improvements, net (1)	$15,743,789	$15,877,190
Total assets (2)	$16,673,605	$16,539,399
Reconciliation to Total Assets:
Total assets for reportable segments	$131,133,231	$146,136,063
Corporate and other assets:
Cash, cash equivalents and restricted cash	564,922	277,143
Other assets, net	10,871,497	29,549,432
Total Assets	$142,569,650	$175,962,638

(1)	Includes lease intangibles and the land purchase option related to property acquisitions.
(2)

Includes land, buildings and improvements, cash, cash equivalents, and restricted cash, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	For the Year Ended December 31,
Capital Expenditures by Reportable Segment	2024	2023
Office/Industrial Properties:
Capital expenditures and tenant improvements, office	$2,044,704	$6,217,027
Model Home Properties:
Acquisition of operating properties, model home	9,729,351	21,909,963
Retail Properties:
Capital expenditures and tenant improvements, retail	217,121	150,522
Totals:
Acquisition of operating properties, net	9,729,351	21,909,963
Capital expenditures and tenant improvements	2,261,825	6,367,549
Total real estate investments	$11,991,176	$28,277,512

14. INCOME TAX PROVISION

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

The provision (benefit) for income taxes related to our TRS entities consists of the following for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Current income tax expense (benefit)
Federal	$(17,835)	$100,036
State	30,572	(89,054)
Total current income tax expense (benefit)	12,737	10,982

Deferred income tax expense (benefit)
Federal	40,279	(289,480)
State	7,839	(57,282)
Total deferred income tax expense (benefit)	48,118	(346,762)

Change in Valuation Allowance	—	—
Total income tax (benefit) expense	$60,855	$(335,780)

Income tax provision differed from the amount computed by applying the U.S. federal income tax rate of 21% to income (loss) before taxes, as follows:

	December 31, 2024		December 31, 2023

Taxes at federal statutory rate	$103,369	21%	$1,370,497	21%
State Taxes	48,564	10%	21,821	0%
Deconsolidation adjustment	—	0%	(1,303,720)	-20%
True Up Adjustment	(91,078)	-19%	(424,378)	-7%

Total income tax (benefit) expense	$60,855	12%	$(335,780)	-5%

The tax effects of temporary differences which give rise to significant portions of deferred tax assets are as follows as of December 31:

	For The Years Ended
	2024	2023
Deferred Tax Assets
Deferred Revenue	$—	$42,792
State Taxes	8	781
Fixed Asset	243,662	278,646
Start up costs	54,974	24,543
Total deferred tax asset	298,644	346,762

Deferred Tax Liabilities
Basis difference in investments	—	—
Net deferred tax assets	298,644	346,762

Valuation allowance	—	—
Net deferred tax assets (liability)	$298,644	$346,762

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company is no longer subject to U.S. federal, state, and local or non-U.S. income tax examinations by tax authorities for years before 2020.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves income tax disclosures through enhanced disaggregation within the rate reconciliation table and disaggregation of income taxes paid by jurisdiction. The amendment is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The amendments should be applied on a prospective basis, however, retrospective application is permitted. The adoption of this ASU only impacted disclosures with no impact on the Company’s consolidated financial statements.

15.  RELATED PARTY TRANSACTIONS

During the years ended December 31, 2024 and 2023, the Company leased a portion of its corporate headquarters to a company that is owned 100% by the CEO, which is Puppy Toes, Inc. Note that Centurion Counsel is another entity that pays rent to the Company and it is consolidated into Puppy Toes, Inc.  This is a continuation of the same related party transaction from 2020, which began in 2019 when we moved our corporate headquarters to Genesis Plaza.  Puppy Toes, Inc has leased space from the Company since November 2008.  Rent billed to these entities from the Company totaled $11,442 and $10,752, for the years ended December 31, 2024 and 2023, and is included in the rent paid by Presidio Property Trust to Genesis Plaza.

Additionally, we received full payroll reimbursement for employee services relate to Centurion Counsel and Puppy Toes, Inc. during the years ended December 31, 2024 and 2023., which totaled approximately $141,429 and $$154,895, respectively. These reimbursements were at cost and were not marked up or discounted. As of December 31, 2024 and 2023, we had a reimbursement receivable balance of approximately $12,376 and $52,879, which were paid in full during January 2025 and January 2024, respectively.

16. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than disclosed below.

The sale of UTC and Research Parkway took place in February 2025, to a single buyer, for a combined sales price of $16.95 million, where the Company netted approximately $6.37 million in cash proceeds from the sale and additional funds post-closing from the lender reserve accounts. The commercial properties were purchased between 2014 and 2015 for approximately $14.1 million, with a combined book value of approximately $11.6 million prior to the sale, and the Company recorded a combined gain of approximately $4.0 million.

During January, February and March 2025, the Company has sold five model homes for a total of approximately $2.4 million.  The homes were purchased between 2019 and  2023 with a total acquisition price of approximately $2.2 million.

Presidio Property Trust, Inc. and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation and Amortization – as of December 31, 2024

All amounts are in thousands		Initial Cost				Total Cost			(1)
Property Name/ Location	Encumbrances	Land Cost	Building & Improvements	Acquisition Price	Capitalized Improvements	Land Cost	Building & Improvements	Total Cost	Accumulated Depreciation & Amortization	Reserve for Impairment	NBV Real Estate	Date Acquired	Year Built/ Renovated
Genesis Plaza, San Diego, CA	$5,814	$1,400	$8,600	$10,000	$3,490	$1,400	$12,090	$13,490	$6,127	$-	$7,363	08/10	1989
Dakota Center, Fargo, ND	9,091	832	8,743	9,575	4,289	832	13,032	13,864	5,053	656	8,155	05/11	1982
Grand Pacific Center, Bismarck, ND	6,460	413	4,926	5,339	6,056	413	10,982	11,395	2,981	-	8,414	03/14	1976
Arapahoe Center, Centennial, CO	8,670	1,420	10,430	11,850	1,608	1,420	12,038	13,458	4,160	-	9,298	12/14	2000
West Fargo Industrial, Fargo, ND	5,750	1,693	6,207	7,900	709	1,693	6,916	8,609	2,010	-	6,599	08/15	1998/2005
300 N.P., Fargo, ND	-	135	3,715	3,850	418	135	4,133	4,268	1,275	1,030	1,963	08/15	1922
One Park Centre, Westminster, CO	5,920	1,206	7,944	9,150	2,387	1,206	10,331	11,537	3,989	1,966	5,582	08/15	1983
Shea Center II, Highlands Ranch, CO	16,661	2,214	23,747	25,961	3,782	2,214	27,529	29,743	10,922	-	18,821	12/15	2000
McElderry, Baltimore, MD	5,670	215	8,677	8,892	28	215	8,705	8,920	679		8,241	12/20	2006
Total Office/ Industrial properties	64,036	9,528	82,989	92,517	22,767	9,528	105,756	115,284	37,196	3,652	74,436

Union Town Center, Colorado Springs, CO	7,710	1,750	9,462	11,212	534	1,750	9,996	11,746	2,823	-	8,923	12/14	2003
Research Parkway, Colorado Springs, CO	1,527	408	2,442	2,850	(36)	408	2,406	2,814	593	-	2,221	08/16	2003
Mandolin, Houston, TX	3,508	1,330	3,562	4,892	15	1,330	3,577	4,907	306	-	4,601	08/21	2021
Total Retail properties	12,745	3,488	15,466	18,954	513	3,488	15,979	19,467	3,722	-	15,745

Model Homes-DMH LP #202	-	-	-	-	-	-	-	-	-	-	-
Model Homes-DMH LP #203	216	90	271	361	-	90	271	361	35	-	326	07/11	2019
Model Homes-DMH LP #204	218	65	299	364	-	65	299	364	33	-	331	07/12	2020
Model Homes-DMH LP #205	1,442	407	2,004	2,411	-	407	2,004	2,411	252	-	2,159	2019-2020	2019-2020
Model Homes-DMH LP #206	-	-	-	-	-	-	-	-	-	-	-
Model Homes-DMH LP #207	5,615	1,457	6,795	8,252	-	1,457	6,795	8,252	191	-	8,061	07/15	2023
Model Homes-NMH Inc.	18,570	4,604	23,055	27,659	-	4,604	23,055	27,659	931	190	26,538	2020-2024	2020-2024
Total Model Home properties	26,061	6,623	32,424	39,047	-	6,623	32,424	39,047	1,442	190	37,415
											-
CONSOLIDATED TOTALS:	$102,842	$19,639	$130,879	$150,518	$23,280	$19,639	$154,159	$173,798	$42,360	$3,842	$127,596

(1)     Depreciation is computed on a straight-line basis using useful lives up to 39 years.

Presidio Property Trust, Inc. and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation and Amortization (continued) – as of December 31, 2024

	For the Year Ended December 31,
	2024	2023
Real estate
Balance at the beginning of the year	$183,238,901	$165,316,008
Acquisitions	9,729,351	21,909,963
Improvements	2,261,826	6,663,116
Impairments	(1,784,311)	(2,398,097.0)
Dispositions of real estate	(23,489,755)	(8,252,089)
Balance at the end of the year	$169,956,012	$183,238,901
Accumulated depreciation and amortization
Balance at the beginning of the year	$(39,083,117)	$(34,803,778)
Depreciation and amortization expense	(5,021,653)	(4,925,463)
Dispositions of real estate	1,745,258	646,124
Balance at the end of the year	$(42,359,512)	$(39,083,117)

Real estate assets, net	$127,596,500	$144,155,784