Form 10-Q
period 2025-03-31
Presidio Property Trust, Inc.
filed 2025-05-14
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

At May 12, 2025, registrant had issued and outstanding 12,010,805 shares of its Series A Common Stock, $0.01 par value per share.

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

•	our reliance on third-party property managers to manage a substantial number of our properties and brokers and/or agents to lease our properties;

•	decrease in supply and/or demand for single family homes, inability to acquire additional model homes and increased competition to buy such properties;

•	failure to continue to qualify as a REIT;

•	adverse results of any legal proceedings;

•	changes in laws, rules and regulations affecting our business including related to taxation, tariffs, real estate and zoning laws, and increases in real property tax rates;

•	the possibility that if any of the banking institutions in which we deposit funds ultimately fails, we may lose any amounts of our deposits over federally insured levels which could reduce the amount of cash we have available to distribute or invest and could result in a decline in our value.

•

the possibility that we may not comply with the continued listing requirements of the Nasdaq Capital Market ("Nasdaq"), which may result in our common stock being delisted, which could affect our common stock's market price and liquidity and reduce our ability to raise capital;

•	actions of activist stockholders may cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business

•	the potential adverse effects of a resurgence of the COVID-19 pandemic or of new epidemics, pandemics or public health crises and ensuing economic turmoil on our financial condition, results of operations, cash flows and performance, particularly our ability to collect rent, on the financial condition, results of operations, cash flows and performance of our tenants, and on the global economy and financial markets, adverse economic conditions in the real estate market and overall financial market fluctuations; and

•

the other risks and uncertainties discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q, any subsequent filings with the SEC, and in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and  “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$16,036,702	$15,983,323
Buildings and improvements	103,409,116	102,862,977
Tenant improvements	16,488,963	16,488,066
Lease intangibles	3,475,531	3,776,654
Real estate assets and lease intangibles held for investment, cost	139,410,312	139,111,020
Accumulated depreciation and amortization	(34,560,209)	(33,700,262)
Real estate assets and lease intangibles held for investment, net	104,850,103	105,410,758
Real estate assets held for sale, net	12,515,912	22,185,742
Real estate assets, net	117,366,015	127,596,500
Other assets:
Cash, cash equivalents and restricted cash	11,956,853	8,036,496
Deferred leasing costs, net	1,431,607	1,666,135
Goodwill	1,389,000	1,389,000
Investment in Conduit Pharmaceuticals marketable securities (see Notes 2 & 9)	29,519	206,177
Deferred tax asset	298,645	298,645
Other assets, net (see Note 6)	2,953,277	3,376,697
Total other assets	18,058,901	14,973,150
TOTAL ASSETS (1)	$135,424,916	$142,569,650
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$81,525,487	$80,977,448
Mortgage notes payable related to properties held for sale, net	12,217,060	21,116,646
Mortgage notes payable, total net	93,742,547	102,094,094
Accounts payable and accrued liabilities	3,794,229	3,290,170
Accrued real estate taxes	1,070,006	1,972,477
Dividends payable	192,232	194,784
Lease liability, net	58,489	64,345
Below-market leases, net	7,047	8,625
Total liabilities	98,864,550	107,624,495

Commitments and contingencies (see Note 10)
Equity:
Series D Preferred Stock, $0.01 par value per share; 1,000,000 shares authorized; 984,238 shares issued and outstanding (liquidation preference $25.00 per share) as of March 31, 2025 and 997,082 shares issued and outstanding as of December 31, 2024	9,842	9,971
Series A Common Stock, $0.01 par value per share, shares authorized: 100,000,000; 12,834,317 shares and 12,834,317 shares were issued and outstanding at March 31, 2025 and December 31, 2024, respectively	128,343	128,343
Additional paid-in capital	185,805,501	185,770,842
Dividends and accumulated losses	(157,688,233)	(159,374,010)
Total stockholders' equity before noncontrolling interest	28,255,453	26,535,146
Noncontrolling interest	8,304,913	8,410,009
Total equity	36,560,366	34,945,155
TOTAL LIABILITIES AND EQUITY	$135,424,916	$142,569,650

(1) As of March 31, 2025 and December 31, 2024, includes approximately $10.8 million and $11.4 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities.

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenues:
Rental income	$4,032,429	$4,639,726
Fees and other income	92,755	150,335
Total revenue	4,125,184	4,790,061
Costs and expenses:
Rental operating costs	1,612,642	1,563,577
General and administrative	1,661,978	2,084,450
Depreciation and amortization	1,244,104	1,351,018
Impairment of goodwill and real estate assets	26,943	95,548
Total costs and expenses	4,545,667	5,094,593
Other income (expense):
Interest expense - mortgage notes	(1,510,470)	(1,515,206)
Interest and other income, net	5,149	4,646
Gain on sales of real estate, net	4,453,968	2,018,095
Net loss in Conduit Pharmaceuticals marketable securities (see footnote 9)	(176,658)	(3,861,233)
Income tax (expense) benefit	25,409	(79,565)
Total other income (expense), net	2,797,398	(3,433,263)
Net (loss) income	2,376,915	(3,737,795)
Less: Income attributable to noncontrolling interests	(111,563)	(1,503,868)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$2,265,352	$(5,241,663)
Less: Preferred Stock Series D dividends	(579,575)	(522,032)
Net income (loss) attributable to Presidio Property Trust, Inc. common stockholders	$1,685,777	$(5,763,695)

Net income (loss) per share attributable to Presidio Property Trust, Inc. common stockholders:
Basic & Diluted	$0.13	$(0.47)

Weighted average number of common shares outstanding - basic & dilutive	12,973,299	12,293,190

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the three months ended March 31, 2025 and 2024

(Unaudited)

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2024	997,082	$9,971	12,834,317	$128,343	$185,770,842	$(159,374,010)	$26,535,146	$8,410,009	$34,945,155
Net income	—	—	—	—	—	2,265,352	2,265,352	111,563	2,376,915
Dividends to Series D preferred stockholders	—	—	—	—	—	(579,575)	(579,575)	—	(579,575)
Distributions	—	—	—	—	—	—	—	(216,659)	(216,659)
Restricted stock-based compensation					229,502		229,502	—	229,502
Repurchase of Series D preferred stock, at cost	(12,844)	(129)	—	—	(194,843)	—	(194,972)	—	(194,972)
Balance, March 31, 2025	984,238	$9,842	12,834,317	$128,343	$185,805,501	$(157,688,233)	$28,255,453	$8,304,913	$36,560,366

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2023	890,946	8,909	12,265,061	122,651	182,331,408	(131,508,785)	50,954,183	10,367,887	61,322,070
Net (loss) income						(5,241,663)	(5,241,663)	1,503,868	(3,737,795)
Dividends to Series D preferred stockholders						(522,032)	(522,032)		(522,032)
Distributions in excess of contributions received							—	(1,603,357)	(1,603,357)
Restricted stock-based compensation					341,921		341,921		341,921
Vesting of restricted stock			164,078	1,640	198,360		200,000		200,000
Balance, March 31, 2024	890,946	$8,909	12,429,139	$124,291	$182,871,689	$(137,272,480)	$45,732,409	$10,268,398	$56,000,807

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$2,376,915	(3,737,795)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,244,104	1,351,018
Stock compensation	229,502	541,921
Gain on sale of real estate assets, net	(4,453,968)	(2,018,095)
Net loss in Conduit Pharmaceuticals fair value marketable securities	176,658	3,861,233
Net loss (gain) in fair value marketable securities	—	560
Impairment of goodwill and real estate assets	26,943	95,548
Amortization of financing costs	68,923	90,080
Amortization of below-market leases	(1,022)	(1,244)
Amortization of deferred leasing costs	—	1,936
Straight-line rent adjustment	(84,822)	(91,806)
Changes in operating assets and liabilities:
Other assets	567,686	347,695
Accounts payable and accrued liabilities	632,647	(607,021)
Accrued real estate taxes	(902,471)	(700,798)
Net cash used in operating activities	(118,905)	(866,768)
Cash flows from investing activities:
Real estate acquisitions	(4,270,192)	(2,238,497)
Additions to buildings and tenant improvements	(568,555)	(1,279,807)
Proceeds from sale of marketable securities	—	44,602
Proceeds from sales of real estate, net	18,391,811	12,642,264
Net cash provided by investing activities	13,553,064	9,168,562
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	2,979,052	2,367,949
Payment of debt issuance costs	(61,914)	(18,131)
Repayment of mortgage notes payable	(11,379,734)	(7,860,474)
Payment of deferred offering costs	(60,000)	(16,745)
Distributions to noncontrolling interests	(216,659)	(1,803,357)
Contributions from noncontrolling interests	—	200,000
Repurchase of Series D Preferred Stock, at cost	(194,972)	—
Dividends paid to Series D Preferred Stockholders	(579,575)	(522,032)
Net cash used in financing activities	(9,513,802)	(7,652,790)
Net (decrease) increase in cash equivalents and restricted cash	3,920,357	649,004
Cash, cash equivalents and restricted cash - beginning of period	8,036,496	6,510,428
Cash, cash equivalents and restricted cash - end of period	$11,956,853	$7,159,432
Supplemental disclosure of cash flow information:
Interest paid-mortgage notes payable	$1,335,280	$1,432,639
Income taxes paid	$46,511	$—
Non-cash financing activities:
Paid building and tenant improvements from prior year	$(207,847)	$(295,567)
Unpaid building and tenant improvements	$—	$48,207
Dividends payable - Preferred Stock Series D	$192,232	$174,011

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2025

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization. Presidio Property Trust, Inc. ("we", "our", "us" or the "Company") is an internally-managed real estate investment trust ("REIT"), with holdings in office, industrial, retail and model home properties. We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from "NetREIT, Inc.," to "Presidio Property Trust, Inc." Through Presidio Property Trust, Inc., its subsidiaries, and its partnerships, we own 10 commercial properties in fee interest, two of which we own as a partial interest in various affiliates, in which we serve as general partner, member and/or manager, and a special purpose acquisition company (until deconsolidation in September 2023) as noted below.

The Company or one of its affiliates operates the following partnerships during the periods covered by these consolidated financial statements:

•	The Company is the sole general partner and limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), both of which, at March 31, 2025, had ownership interests in an entity that owns income producing real estate. The Company refers to these entities collectively as the "NetREIT Partnerships".

•

The Company is the general and limited partner in six limited partnerships that purchase model homes and lease them back to homebuilders as commercial tenants (Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP, Dubose Model Home Investors #204, LP, Dubose Model Home Investors #205, LP, Dubose Model Home Investors #206, LP, and Dubose Model Home Investors #207, LP). The Company refers to these entities collectively as the "Model Home Partnerships".  As of  March 31, 2025, Dubose Model Home Investors #202, LP and Dubose Model Home Investors #206, LP had no remaining assets.

The Company has determined that the limited partnerships, in which it owns less than 100%, should be included in the Company's consolidated financial statements as the Company directs their activities and has control of such limited partnerships.

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

Short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of existing mortgages, completing tenant improvements on our commercial buildings, paying leasing commissions, distributions to noncontrolling interests, and funding dividends, if any, to stockholders. Future principal payments due on mortgage notes payable, during the last three quarters of 2025 and in the year ending  December 31, 2026 total approximately $27.8 million and $18.4 million, respectively, of which $6.7 million in 2025 and $1.7 million in 2026 are related to model home properties. See Note 7. Mortgage Notes Payable for additional information on the Dakota Center loan that matured on  July 6, 2024. Management expects certain model home properties can be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes can be refinanced, as the Company has historically been able to do in the past with all model home properties. Additional principal payments will be made with cash flows from ongoing operations.

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

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in the 2024 year end Annual Report. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s 2024 year end Annual Report.

Basis of Presentation. The accompanying consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position as of March 31, 2025, and  December 31, 2024, as well as results of our operations, and cash flows as of, and for the three months ended March 31, 2025 and 2024, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, due to real estate market fluctuations, available mortgage lending rates and other unknown factors. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 2024 year end Annual Report. The consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements included in the 2024 year end Annual Report.

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

The Company classifies the noncontrolling interests in the NetREIT Partnerships as part of consolidated net (loss) income in 2025 and 2024 and has included the accumulated amount of noncontrolling interests as part of equity since inception in February 2010. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interest will be remeasured, with the gain or loss reported in the consolidated statements of operations. Management has evaluated the noncontrolling interests and determined that they do not contain any redemption features.

Use of Estimates. The consolidated financial statements were prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates include private warrants, the allocation of purchase price paid for property acquisitions between the components of land, building and intangible assets acquired including their useful lives, valuation of long-lived assets, and the allowance for doubtful accounts, which is based on an evaluation of the tenants’ ability to pay. Actual results could differ from those estimates.

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

The value attributable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net increase in rental income of approximately $1,022 and $1,244 in each period for the three months ended March 31, 2025 and 2024.

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

The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third-party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $4,382 and $4,382 during each period for the three months ended  March 31, 2025 and 2024, respectively.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third-party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At March 31, 2025 and  December 31, 2024, the Company had net deferred leasing costs of approximately $1.4 million and $1.7 million, respectively. Total amortization expense for the three months ended March 31, 2025, was approximately $134,776. Total amortization expense for the three months ended March 31, 2024, was approximately $124,822.

Cash, Cash Equivalents and Restricted Cash. At March 31, 2025 and December 31, 2024, we had approximately $12.0 million and $8.0 million in cash, cash equivalents and restricted cash, respectively, of which approximately $4.0 million and $5.0 million represented restricted cash, respectively.  The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds and short-term bonds. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At March 31, 2025 and  December 31, 2024, the Company had approximately $5.3 million and $1.0 million, respectively, in deposits in financial institutions that exceeded the federally insurable limits. Restricted cash consists of cash held in escrow by lenders pursuant to certain loan agreements, which are for payment of property taxes, insurance, leasing costs, future debt payments, and capital expenditures.

Real Estate Held for Sale and Discontinued Operations. We generally reclassify assets to "held for sale" when the disposition has been approved, it is available for immediate sale in its present condition, we are actively seeking a buyer, and the disposition is considered probable within one year.  Additionally, real estate sold during the current period is classified as “real estate assets held for sale” for all prior periods presented in the accompanying consolidated financial statements. Mortgage notes payable related to the real estate sold during the current period are classified as “mortgage notes payable related to properties held for sale” for all prior periods presented in the accompanying consolidated financial statements. Additionally, we record the operating results related to real estate that has been disposed of as discontinued operations for all periods presented if the operations have been eliminated and represent a strategic shift and we will not have any significant continuing involvement in the operations of the property following the sale.  As of March 31, 2025, one commercial property, Dakota Center, and 10 model homes were classified as "held for sale".

Deferred Offering Costs. Deferred offering costs represent legal, accounting and other direct costs related to our offerings. As of March 31, 2025 and December 31, 2024, we have incurred approximately $60,000 and zero, respectively, in deferred offering costs.

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

We review the carrying value of each of our real estate properties regularly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three months ended March 31, 2025 and 2024, we recognized non-cash impairment charges of approximately $26,943 and $0.1 million, respectively, related to model homes.

The new impairment charges for the model homes, during the three months ended  March 31, 2025, reflects the estimated sales prices for these specific model homes in April and May 2025 as a result of an abnormally short hold period, less than two years, on model homes purchased in 2022.  As noted below in footnote 3 - Recent Real Estate Transactions, during the three months ended March 31, 2025, we sold 6 model homes for approximately $2.8 million, net of sales costs, and the Company recognized a net gain of approximately $0.2 million.

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

Additionally, in an inactive market, a market price quoted from an independent third-party may rely more on models with inputs based on information available only to that independent third-party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. As of March 31, 2025, we did not hold any marketable securities, excluding our investments in Conduit's common stock and common stock warrants.  As of  December 31, 2024, our marketable securities (excluding our investments in Conduit's common stock and common stock warrants), held at a third party broker, presented on the consolidated balance sheets within other assets were measured at fair value using Level 1 market prices and totaled approximately zero, with a cost basis of approximately  zero. There were no financial liabilities measured at fair value as of March 31, 2025 and December 31, 2024.

On April 22, 2024, the Company entered into a lockup agreement with Conduit pursuant to which the Company agreed not to transfer or sell 2,700,000 of its 4,015,250 shares of Conduit common stock for a period of one year.  In consideration for entering into the lockup agreement, Conduit issued the Company a warrant ("Private CDT Warrants") to purchase 540,000 shares of common stock at an exercise price of $3.12 per share, with a two year term and exercisable one year after the date of issue.  The Private CDT Warrants meet the ASC 321, Investments - Equity Securities ("ASC 321") scope exception for derivative instruments and are accounted for as a derivative under ASC 815, Derivatives and Hedging ("ASC 815"). As such, the Private CDT Warrants were recorded at fair value on the date of issuance and subsequently measured at fair value each period, with changes in fair value reported in gain or loss on Conduit Pharmaceuticals marketable securities.  As of April 22, 2024, the Private CDT Warrants were valued at $891,000 based on a Level 3 fair value measurement, and subsequently adjusted to zero during the third quarter of 2024.  As of  March 31, 2025, the Private CDT Warrants fair value was still at zero, and is included in the total Investment in Conduit Pharmaceuticals marketable securities on the March 31, 2025 consolidated balance sheet.  Our investments in Conduit's common stock (CDT) and public common stock warrants (CDTTW) presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, taking into account the adoption of ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $29,519 as of March 31, 2025. The combined value of our Investment in Conduit Pharmaceuticals marketable securities, including the Private CDT Warrants, totaled $29,519 as of March 31, 2025. Our investments in Conduit's common stock and public common stock warrants presented on the consolidated balance sheet were measured at fair value using Level 1 market prices as of  December 31, 2024, and totaled approximately $0.2 million.  The adjustments to the fair value of our investment in Conduit Pharmaceuticals marketable securities are recorded in net loss in Conduit Pharmaceuticals marketable securities on our consolidated statement of operations.

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

	For the Three Months Ended March 31,
	2025	2024

Common Stock Warrants	2,000,000	2,000,000
Placement Agent Warrants	80,000	80,000
Series A Warrants	14,450,069	14,450,069
Unvested Common Stock Grants	1,319,715	2,034,663

Total potentially dilutive shares	17,849,784	18,564,732

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

Immaterial Error Corrections. During the second quarter of 2024, management determined that its prior treatment of accruing restricted compensation expense as a liability and included in accounts payable and accrued liabilities on the consolidated balance sheets should be treated differently. Management determined that the restricted stock compensation should be treated as equity and included in additional paid-in-capital in the Company’s accompanying consolidated balance sheet for the prior years in accordance with ASC 718. Compensation - Stock Compensation. Accordingly, the Company’s accompanying consolidated balance sheets and consolidated statements of changes in equity as of  December 31, 2023, and for the three months ended March 31, 2024, respectively, reflects an adjustment to include restricted stock compensation.

On the balance sheet as of December 31, 2023, accounts payable and accrued liabilities reflects a reduction of $21,189 and additional paid-in capital reflects an increase of $21,189.  On the consolidated statements of changes in equity, the three months ended March 31, 2024 includes restricted stock compensation of $317,077. The corrections did not affect Consolidated Statements of Operations or Consolidated Statements of Cash Flows in any prior periods.

During the fourth quarter of 2024, management determined that its prior treatment of including amortization of model home transactions fees in fees and other income should be reclassified to rental income on the consolidated statement of operations.  For the three months ended March 31, 2024, the total fees reclassified amounted to $220,620.  There was no change to total revenues in either period.

During the third quarter of 2024, management determined that the consolidated statements of cash flows for the nine months ended September 30, 2023 and the year ended December 31, 2023, overstated the amount of cash outflows for building and tenant improvements as a portion of those additions were in accounts payable at the end of each period. For the three months ended March 31, 2024, $247,360 should have been disclosed as a supplemental disclosure of cash flow information as paid building and tenant improvements from a prior year and adjusted accounts payable.  Additionally, payment of debt issuance costs included in accounts payable, totaling $18,131, should have been under cash flows from financing activities. These errors impact  the consolidated statement of cash flows and do not affect the consolidated balance sheets, consolidated statement of operations and consolidated statements of changes in equity.

As such, the Company’s consolidated statement of cash flows for the three months ended March 31, 2024, reflects an adjustment to reduce net cash used in operating activities by $265,491, a decrease in net cash provided by financing activities by $247,360 and an increase in cash used in financings activities by $18,131.

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

3. RECENT REAL ESTATE TRANSACTIONS

Acquisitions during the three months ended March 31, 2025:

•	The Company acquired 12 model homes for approximately $4.3 million. The purchase price was paid through cash payments of approximately $3.0 million and mortgage notes of approximately $1.3 million.

Acquisitions during the three months ended March 31, 2024:

•	The Company acquired five model homes for approximately $2.2 million. The purchase price was paid through cash payments of approximately $0.6 million and mortgage notes of approximately $1.6 million.

Dispositions during the three months ended March 31, 2025:

•	On February 7, 2025, the Company sold two commercial properties, Union Town Center and Research Parkway, to a single buyer for approximately $17.0 million and recognized a net gain of approximately $4.2 million, net of closing costs.

•	The Company sold 6 model homes for approximately $2.8 million, net of sales costs, and recognized a gain of approximately $0.2 million.

Dispositions during the three months ended March 31, 2024:

•	The Company sold 27 model homes for approximately $12.6 million, net of sales costs, and recognized a gain of approximately $2.0 million.

4. REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, retail, and triple-net leased model home properties.  We have three commercial properties located in Colorado, four in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are located in four states. As of March 31, 2025, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial property (“Office/Industrial Properties”) which total approximately 758,175 rentable square feet (unaudited);

•	One retail building (“Retail Property”) which total approximately 10,500 rentable square feet (unaudited); and

•

84 model home residential properties (“Model Homes” or “Model Home Properties”), totaling approximately 248,412 square feet (unaudited), leased back on a triple-net basis to homebuilders, that are owned by four affiliated limited partnerships and one wholly-owned corporation, all of which we control.  As of  March 31, 2025, all of the model homes in Dubose Model Home Investors #202, LP and Dubose Model Home Investors #206, LP had been sold.

A summary of the properties owned by the Company, including their lease intangibles, as of March 31, 2025 and  December 31, 2024 is as follows:

	Date		Real estate assets and lease intangibles, net
Property Name	Acquired	Location	March 31, 2025	December 31, 2024
Genesis Plaza (1)	August 2010	San Diego, CA	$7,273,346	$7,363,571
Dakota Center (2)	May 2011	Fargo, ND	8,154,951	8,154,951
Grand Pacific Center	March 2014	Bismarck, ND	8,380,905	8,413,926
Arapahoe Center	December 2014	Centennial, CO	9,173,855	9,298,534
Union Town Center (3)	December 2014	Colorado Springs, CO	—	8,922,943
West Fargo Industrial	August 2015	Fargo, ND	6,531,693	6,599,953
300 N.P.	August 2015	Fargo, ND	2,026,816	1,963,000
Research Parkway (3)	August 2015	Colorado Springs, CO	—	2,220,284
One Park Center (4)	August 2015	Westminster, CO	5,587,080	5,580,950
Shea Center II (5)	December 2015	Highlands Ranch, CO	18,609,105	18,820,370
Mandolin (6)	August 2021	Houston, TX	4,577,635	4,600,562
Baltimore	December 2021	Baltimore, MD	8,185,279	8,241,456
Commercial properties			78,500,665	90,180,500
Model Home properties (7)	2019 - 2025	AZ, FL, TX, AL	38,865,350	37,416,000
Total real estate assets and lease intangibles, net			$117,366,015	$127,596,500

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

(2)

The non-recourse loan on the Dakota Center property matured on July 6, 2024.  During October 2024, management has agreed with the lender to sell the property to settle the loan balance.  Due to the uncertainties in the Fargo market, we have impaired the property’s book value and recorded an impairment charge of approximately $0.7 million as of  September 30, 2024.  During December 2024, the lender agreed to the broker the Company would use to sell the property to settle the non-recourse debt.  As of March 31, 2025, the property was included in the real estate assets held for sale, net on the consolidated balance sheet.  Any purchase offers will be subject to lender approval.

(3)	During February 2025, Union Town Center and Research Parkway were sold to a single buyer for a combined $16.95 million and recorded a net gain of approximately $4.2 million, net of closing costs.
(4)

During the year ended December 31, 2023, we recorded a $2.0 million impairment charge for One Park Center that reflects management’s revised estimate of the fair market value based on sales comparable of like properties in the same geographical area as well as an evaluation of future cash flows or an executed purchase sale agreement.  No additional impairment was deemed necessary during the three months ended March 31, 2025.

(5)

On December 31, 2022, the lease for our largest tenant, Halliburton, expired.  Halliburton was located in our Shea Center II property in Colorado, and made up approximately $536,080 of our annual base rent.  Halliburton did not renew the lease and we placed approximately $1.1 million in a reserve account with our lender to cover future mortgage payments, if necessary, none of which has been used as of December 31, 2023.  Our management team is working to fill the 45,535 square foot space and has leased approximately 54% of the space to other tenants and has reviewed various proposals for the remaining 46%. As of March 31, 2025, management is pursuing third party tenants who fit into our long-term plans, however, there is no guarantee we will be successful in signing new tenants.

(6)

A portion of the proceeds from the sale of Highland Court were used in like-kind exchange transactions pursued under Section 1031 of the Code for the acquisition of our Mandolin property. Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.

(7)

Includes Model Homes listed as held for sale as of March 31, 2025 and December 31, 2024.  During the three months ended March 31, 2025, we recorded an impairment charge for model homes totaling $26,943, which reflects the estimated sales prices for these specific model homes.  The short hold period, less than two years, and the builder changing their model style after we purchased the homes, contributed to the lower than expected sales price.

For the three months ended March 31, 2025, depreciation expense totaled approximately $1.1 million. For the three months ended March 31, 2024, depreciation expense totaled approximately $1.2 million.

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	March 31, 2025			December 31, 2024
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$2,377,414	$(2,369,394)	$8,020	$2,515,264	$(2,504,799)	$10,465
Leasing costs	1,098,117	(1,090,742)	7,375	1,261,390	(1,252,078)	9,312
Above-market leases	—	—	—	333,485	(333,485)	—
	$3,475,531	$(3,460,136)	$15,395	$4,110,139	$(4,090,362)	$19,777

At  March 31, 2025, and  December 31, 2024, there were no gross lease intangible assets and accumulated amortization related to the lease intangible assets included in real estate assets held for sale.

The net value of acquired intangible liabilities was approximately $7,047 and $8,625 relating to below-market leases at  March 31, 2025 and  December 31, 2024, respectively.

Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

Years ending December 31:
2025	11,288
2026	4,107
Total	$15,395

6. OTHER ASSETS

Other assets consist of the following:

	March 31,	December 31,
	2025	2024
Deferred rent receivable	$1,937,513	$2,126,609
Prepaid expenses, deposits and other	484,752	406,494
Notes receivable	316,374	316,374
Accounts receivable, net	96,628	463,194
Deferred offering costs	60,000	—
Right-of-use assets, net	58,010	64,026
Total other assets	$2,953,277	$3,376,697

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following:

	Principal as of
	March 31,	December 31,	Loan	Interest
Mortgage note property	2025	2024	Type	Rate (1)	Maturity
Dakota Center (2)	9,091,395	$9,091,395	Fixed	4.74%	7/6/2024
Research Parkway (3)	-	1,526,860	N/A	N/A	N/A
Arapahoe Service Center	8,670,000	8,670,000	Fixed	6.75%	12/5/2029
Union Town Center (3)	-	7,709,746	N/A	N/A	N/A
One Park Centre (6)	5,886,308	5,919,517	Fixed	4.77%	9/5/2025
Genesis Plaza (6)	5,780,929	5,813,843	Fixed	4.71%	9/6/2025
Shea Center II (6)	16,582,548	16,660,803	Fixed	4.92%	1/5/2026
West Fargo Industrial (4)	5,750,000	5,750,000	Fixed	7.14%	7/6/2029
Grand Pacific Center (5)	6,442,167	6,460,405	Fixed	6.35%	5/10/2033
Baltimore	5,670,000	5,670,000	Fixed	4.67%	4/6/2032
Mandolin	3,491,495	3,508,702	Fixed	4.35%	4/20/2029
Subtotal, Presidio Property Trust, Inc. Properties	$67,364,842	$76,781,271
Model Home mortgage notes (7)	27,076,548	26,060,798	Fixed	6.00% - 8.00%	2025 - 2030
Mortgage Notes Payable	$94,441,390	$102,842,069
Unamortized loan costs	(698,843)	(747,975)
Mortgage Notes Payable, net	$93,742,547	$102,094,094

(1)	Interest rates as of March 31, 2025.
(2)

The non-recourse loan on the Dakota Center property matured on  July 6, 2024.  Management has been in negotiations with the special servicer of the loan in modifying and/or extending the loan or possibly selling the building. We have not been able to come to an agreement regarding a situation in which the loan is modified or extended.  During December 2024, the lender agreed to the broker the Company would use to sell the property to settle the non-recourse debt.  As of March 31, 2025, the note payable is included in the mortgage notes payable related to properties held for sale, net on the consolidated balance sheet. The loan is considered non-recourse and we will not be required to make up the difference if the property sells for less than the loan balance.  See Note 4. Real Estate Assets above for further discussion on impairment of the property.

(3)	These properties were sold during February 2025 and their loan balances were paid in full.
(4)

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

(5)

On May 5, 2023, the Company, through its subsidiary, refinanced the mortgage loan on our Grand Pacific Center property and entered into a construction loan related to the tenant improvement associated with the KLJ Engineering LLC lease to occupy 33,296 square feet of the building. The refinanced loan is for approximately $3.8 million, a term of 10 years, with an interest rate of 6.35%, for the first 60 months.  The interest rate is subject to reset in year five on June 10, 2028. The construction loan is for approximately $2.7 million, a term of 10 years, and will begin amortizing in year three, with an interest rate of 6.35%, for the first 60 months. The interest rate is subject to reset in year five on June 10, 2028.  As of March 31, 2025, we had fully drawn down the loan amount of approximately $2.7 million on the construction loan.

(6)	These mortgage loans mature within the next twelve months and management is reviewing various options for the loan maturity, including but not limited to refinancing, restructuring and or selling these properties. As we get closer to the loan maturity date, the Company will finalize our plans. As of March 31, 2025, we were reviewing terms sheets to refinance the loan on Genesis Plaza and One Park Centre from third party lenders.
(7)

As of March 31, 2025, there were 10 model homes included as real estate assets held for sale.  Our model homes have stand-alone mortgage notes at interest rates ranging from 6.0% to 8.0% per annum as of  March 31, 2025.

The loan agreement between NetREIT Model, Homes, Inc. (“NRMH”) and its Lender has a covenant for a Fixed Charge Coverage Ratio (“FCCR”) as defined for NRMH as of any date that equals (a) the sum of (i) EBITDA for the period ended as of such date minus (ii) distributions for the period ended as of such date divided by (b) the sum of (i) principal payments paid for the period ended as of such date plus (ii) interest expense for period ended as of such date.  The FCCR is to be no less than 1.10 to 1.00, tested at the end of each fiscal quarter.  As of March 31, 2025, NRMH was in compliance with this covenant.  The Company and standalone subsidiaries have other various quarterly and annual reporting requirements to the individual property lenders and the Company is in compliance with all material conditions and covenants on those mortgage notes payable as of March 31, 2025, with the exception for Dakota Center's loan maturity.

Scheduled principal payments of mortgage notes payable were as follows as of March 31, 2025:

	Commercial	Model
	Properties	Homes	Total Principal
Years ending December 31:	Notes Payable	Notes Payable	Payments
2025	$21,084,788	$6,743,236	$27,828,024
2026	16,647,665	1,721,269	18,368,934
2027	302,885	554,816	857,701
2028	322,652	9,311,832	9,634,484
2029	17,291,157	6,105,084	23,396,241
Thereafter	11,715,695	2,640,311	14,356,006
Total	$67,364,842	$27,076,548	$94,441,390

8. NOTES PAYABLE

On April 22, 2020, the Company received an Economic Injury Disaster Loan of $10,000 from the Small Business Administration ("SBA") to provide economic relief during the COVID-19 pandemic. This loan advance is not required to be repaid, has no stipulations on use, and has been recorded as fees and other income in the consolidated statements of operations during fiscal 2020. On August 17, 2020, we received an additional Economic Injury Disaster Loan ("EIDL") of $150,000, for which principal and interest payments are deferred for twelve months from the date of issuance, and interest accrues at 3.75% per year. The loan matures on August 17, 2050. We have used the funds for general corporate purposes to alleviate economic damage caused by the COVID-19 pandemic, which economic injury included abating or deferring rent to certain tenants (primarily retail tenants).  As of March 31, 2025 and December 31, 2024, the principal balance on the SBA loan was approximately $143,229 and $144,089, respectively.

During 2023, we had issued one promissory note to our majority owned subsidiary, Dubose Model Home Investors 202 LP, for the refinancing of one model home property in Texas, for approximately $0.3 million with an interest rate of 5.55% per annum and original maturity date of August 15, 2024, which was extended for another year with an interest rate of 8.0% per annum. This note payable and note receivable, including interest expense and interest income related to this promissory note, is eliminated through consolidation on our financial statements.  This property was subsequently sold in October 2024, and the loan was paid in full.  As of  March 31, 2025, there were no other notes payable.

9. INVESTMENT IN CONDUIT PHARMACEUTICALS

Sponsorship of Special Purpose Acquisition Company. As of December 31, 2024, the Company, through our wholly-owned subsidiary Murphy Canyon Acquisition Sponsor, LLC (the "Sponsor"), owned 2,944,514 shares ("CDT") of Conduit Pharmaceuticals Inc ("Conduit"), a publicly traded company, 709,000 public common stock warrants ("CDTTW") and 540,000 of Conduit private warrants, with a combined value of approximately $0.2 million. On January 22, 2025, Conduit filed a certificate of amendment to the Company’s Second Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effectuate a 1-for-100 reverse stock split (the “Reverse Stock Split”) of the outstanding shares of Conduit’s common stock. The Reverse Stock Split became effective on January 24, 2025 at 5:00 p.m., Eastern Time (the “Effective Time”) and the new CDT shares began trading on The Nasdaq Global Market on a Reverse Stock Split-adjusted basis on January 27, 2025 at market open under the existing ticker symbol, “CDT.” As of the Effective Time, every 100 shares of the Conduit's issued and outstanding common stock was combined into one share of common stock.  After the Reverse Stock Split, our remaining shares of CDT totaled 29,431, with the fractional shares being paid out in cash, totaling $0.63.

As of March 31, 2025, we held 29,431 shares of CDT, 709,000 public common stock warrants of CDTTW, and 540,000 private common stock warrants, with a combined value of approximately $29,519.  Conduit's common stock (CDT) and public common stock warrants (CDTTW) and Private CDT Warrants presented on the consolidated balance sheets were measured at fair value using Level 1 and Level 3 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.

10. COMMITMENTS AND CONTINGENCIES

The Company is obligated under certain tenant leases to fund tenant improvements and the expansion of the underlying leased properties. As of March 31, 2025 , approximately $1.8  million is estimated for such capital expenditures on existing properties, net of any construction financing, during the rest of the year.

Activist stockholder activities could adversely affect our business because responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. We have or in the future may retain the services of various professionals to advise us on activist stockholder matters, including legal, financial, strategic and communication advisors, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholders' initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, business partners, and employees, and cause our stock price to experience periods of volatility or stagnation. On March 13, 2024, a stockholder activist group announced its intention to file a preliminary proxy statement and accompanying WHITE universal proxy card with the SEC to be used to solicit votes for the election of director nominees at our next annual meeting of stockholders. On May 9, 2024, the Company entered into a cooperation agreement with this stockholder group pursuant to which Elena Piliptchak was appointed to our board of directors, effective immediately, as a Class III director with a term expiring at Presidio's 2026 Annual Meeting of Stockholders. In connection with this appointment, our board of directors has been increased from six to seven directors. Pursuant to the agreement, the stockholder group agreed to withdraw the director nominations it had previously submitted and  support our board's slate of directors at the 2024 Annual Meeting of Stockholders, which was held on June 27, 2024. The stockholder group has also agreed to certain customary standstill provisions and voting commitments. We have evaluated this contingency and have determined a material loss is not probable or estimable at this time.

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

In accordance with the terms of the Series D Preferred Stock, the Series D monthly dividend has been approved by the Board of Directors through March 31, 2025 in the amount of $0.19531 per share payable on the 15th of every month to stockholders of record of Series D Preferred Stock as of the last day of the prior month.  Total dividends paid to Series D Preferred stockholders during the three months ended March 31, 2025 were approximately $0.6 million.  Total dividends paid to Series D Preferred stockholders during the three months ended March 31, 2024 were approximately $0.5 million.

Common Stock. The Company is authorized to issue up to 100,000,000 shares of Series A Common Stock, 1,000 shares of Series B Common Stock, and 9,000,000 shares of Series C Common Stock (collectively, the "Common Stock") each with $0.01 par value per share. Each class of Common Stock has identical rights, preferences, terms, and conditions except that the holders of Series B Common Stock are not entitled to receive any portion of Company assets in the event of the Company's liquidation. No shares of Series B or Series C Common Stock have been issued. Each share of Common Stock entitles the holder to one vote. Shares of our Common Stock are not subject to redemption and do not have any preference, conversion, exchange, or preemptive rights. The Company's charter contains restrictions on the ownership and transfer of the Common Stock that prevents one person from owning more than 9.8% of the outstanding shares of common stock.  The Board of Directors granted our CEO, Jack Heilbron, and CIO, Gary Katz, an exception to the 9.8% ownership limit and established an excepted holder limit permitting each of Jack Heilbron and Gary Katz to beneficially or constructively own up to 19% of the outstanding shares of our common stock, including warrants, subject to compliance with Article VII of the Company’s charter.  As of March 31, 2025, neither Mr. Heilbron nor Mr. Katz owned more than 9.8% of our outstanding shares of common stock.

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

In connection with this additional offering, we agreed to issue the Placement Agent Warrants to purchase up to 80,000 shares of Series A Common Stock, representing 4.0% of the Series A Common Stock and shares of Series A Common Stock issuable upon exercise of the Pre-Funded Warrant.  The Placement Agent Warrants were issued in August 2021, post exercise of the Pre-Funded Warrants with an exercise price of $6.25 and will expire five years from the date of issuance. The Company evaluated the accounting guidance in ASC 480 and ASC 815 regarding the classification of the Pre-Funded Warrant, Common Stock Warrants, and Placement Agent Warrants as equity or a liability and ultimately determined that it should be classified as permanent equity.  As of March 31, 2025, none of the Common Stock Warrants and Placement Agent Warrants have been exercised.

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

Stock Repurchase Program. While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which expired in November 2024.  In December 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which shall expire in December 2025. During the three months ended March 31, 2025, we did not repurchase any  shares of our Series A Common Stock.

During the three months ended March 31, 2025, the Company repurchased 12,844 shares of our Series D Preferred Stock at an average price of approximately $15.18 per share, including a commission of $0.035 per share, for a total cost of $194,971 for the Series D Preferred Stock. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost.

Tender Offer. On April 8, 2025, we commenced a fixed price self-tender offer to purchase for cash all odd lots plus up to 2,000,000 shares of the Company’s Series A common stock, par value $0.01 per share, properly tendered and not properly withdrawn prior to the expiration date, subject to the Company’s ability to increase the number of shares accepted for payment in the offer by up to 2% of the Company’s outstanding common stock (resulting in an increase of up to approximately 283,080 shares) without amending or extending the offer in accordance with rules promulgated by the SEC, at $0.68 per share, net to the seller in cash, less any applicable withholding taxes and without interest (the “Offer”).  The Offer expired at 11:59 P.M., New York City time, on May 5, 2025. Based on the final count by the depositary for the Offer, 2,144,116 shares of Class A common stock were validly and successfully tendered and not properly withdrawn, including tenders of shares for which the tender was defective but for which the Company waived such defects. Pursuant to the terms of the Offer, the Company accepted for purchase 2,144,116 shares of Class A common stock, including 12,086 odd lot shares. Total cash required to complete the tender offer was approximately $1,458,000, excluding fees and expenses related to the Offer.  We believe that the tender offer provided an efficient mechanism to provide our stockholders who desired immediate liquidity with the opportunity to tender shares at a favorable price relative to the current market price and without incurring broker’s fees associated with most secondary market sales, while also providing a benefit to those stockholders who did not participate, as such stockholders automatically increased their relative percentage ownership interest in the Company and our future operations, including any liquidity events that we may have in the future.  Another purpose of the Offer was to reduce the number of our issued and outstanding shares and to reduce or eliminate all of our odd lots.  Overall, we believe that the Offer was a prudent use of our financial resources given our business profile, capital structure, assets and liabilities.

Cash Dividends on Common Stock and Preferred Stock. For the three months ended March 31, 2025 and 2024 the Company did not declare a cash dividend on shares of Series A Common Stock. For the three months ended March 31, 2025 and 2024, the Company declared and paid approximately $0.6 million and $0.5 million, respectively, in cash dividends on shares of Series D Preferred Stock. Cash permitting, the Company intends to continue to pay dividends on a monthly basis to holders of our Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future dividends.  The Company has not decided when it will resume dividends to our common stockholders on a quarterly basis. The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the three months ended March 31, 2025 and 2024.

Series A Common Stock

Quarter Ended	2025	2024
	Distributions Declared	Distributions Declared
March 31	$—	$—
Total	$—	$—

Series D Preferred Stock

Month	2025	2024
	Distributions Declared	Distributions Declared
January	$0.19531	$0.19531
February	0.19531	0.19531
March	0.19531	0.19531
Total	$0.58593	$0.58593

Partnership Interests. Through the Company, its subsidiaries, and its partnerships, we own 10 commercial properties in fee interest, two of which we own partial interests in through our holdings in various affiliates in which we serve as general partner, member and/or manager. Each of the limited partnerships is referred to as a "DownREIT." In each DownREIT, we have the right, through put and call options, to require our co-investors to exchange their interests for shares of our Common Stock at a stated price after a defined period (generally five years from the date they first invested in the entity's real property), the occurrence of a specified event or a combination thereof. The Company is a limited partner in five partnerships and sole stockholder in one corporation, which entities purchase and leaseback model homes from homebuilders.

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

A summary of the activity for the Company's restricted stock was as follows:

Outstanding shares:	Common Shares

Balance at December 31, 2024	1,170,805
Granted	148,910
Forfeited	-
Vested	-
Balance at March 31, 2025	1,319,715

The non-vested restricted shares outstanding as of March 31, 2025, will vest over the next one to three years.  As of  March 31, 2025, there were approximately 63,797 shares available to grant under the Company's 2017 Incentive Award Plan. Share-based compensation expense was approximately $0.2 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, future unrecognized stock compensation related to unvested shares totaled approximately $1.3 million.

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

The CODM evaluates the performance of our segments based upon an internal net operating income (“NOI”), which is a non-GAAP supplemental financial measure on a quarterly basis as disclosed in the 10-Qs and 10-Ks. We believe that NOI is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. The Company defines NOI for its segments as operating revenues (rental income, tenant reimbursements, parking income, and other operating income, net of provision for bad debt) less rental operating costs (property operating expenses, real estate taxes, insurance, utilities, repairs and maintenance, and asset management fees) excluding interest expense. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non-property income & expenses, depreciation & amortization, real estate acquisition fees & expenses, non-cash impairments and corporate general & administrative expenses. Quarterly, the Company reviews and tests for non-cash impairments, as required by GAAP, on all our properties (i.e., Office/Industrial Properties, Retail Properties, and Model Home Properties); however, the CODM does not consider those non-cash impairments with evaluating the segment’s cash operations and NOI.

The CODM uses NOI to evaluate and assess each segments' performance and in deciding how to allocate resources.  For Model Home performance, the CODM also includes the gain or loss on sale of real estate assets net of any impairments, because we believe that is a major component in the operating success of the segment and part of the business model for Model Homes.  The gain on sale of model homes resulted in cash flows to the Company that the CODM can decide on how to allocate to future operations.

The following tables compare the Company’s segment activity and NOI and adjusted NOI for Model Home income to its results of operations and financial position as of and for the three months ended March 31, 2025 and 2024  respectively.  The line items listed in the below NOI tables include the significant expense considered by the CODM for cash allocations on future investments.  The Other Non-Segment & Consolidating Items represent corporate activity, the investment in Conduit Pharmaceutical, and other eliminating items for consolidation.  The information for Corporate and Other are presented to reconcile back to the consolidated statement of operations, but is not considered a reportable segment.  This includes the loss on Conduit marketable securities.

The following tables compare the Company's segment activity to its results of operations and financial position as of and for the three months ended March 31, 2025, and March 31, 2024:

	For the Three Months Ended March 31, 2025

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total

Rental revenue	$206,439	$2,467,551	$915,521	$—	$3,589,511
Recovery revenue	56,439	386,479	—	—	442,918
Other operating revenue	400	62,362	(1,754)	31,747	92,755
Total revenues	263,278	2,916,392	913,767	31,747	4,125,184

Rental operating costs	100,568	1,618,365	48,157	(154,448)	1,612,642
Net Operating Income (NOI)	162,710	1,298,027	865,610	186,195	2,512,542

Gain on Sale - Model Homes	—	—	240,899	—	240,899
Impairment of Model Homes	—	—	(26,943)	—	(26,943)

Adjusted NOI	$162,710	$1,298,027	$1,079,566	$186,195	$2,726,498

	For the Three Months Ended March 31, 2024

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total

Rental revenue	$382,885	$2,364,141	$1,243,831	$—	$3,990,857
Recovery revenue	107,930	540,939	—	—	648,869
Other operating revenue	62,574	56,440	25,120	6,201	150,335
Total revenues	553,389	2,961,520	1,268,951	6,201	4,790,061

Rental operating costs	139,954	1,545,563	41,230	(163,170)	1,563,577
Net Operating Income (NOI)	413,435	1,415,957	1,227,721	169,371	3,226,484

Gain on Sale - Model Home	—	—	2,018,095	—	2,018,095
Impairment of Model Homes	—	—	(95,548)	—	(95,548)

Adjusted NOI	$413,435	$1,415,957	$3,150,268	$169,371	$5,149,031

Since a significant portion of the total operating expense for Retail and Office/Industrial are recouped as part of recovery revenue, the CODM looks at NOI as a whole when reviewing the segments.  For the Model Home segment, the properties are leased on a triple net basis and the tenants are responsible for a significant portion of the operating expenses.  Therefore, the CODM focuses on Model Home revenue, any impairments and the gain on sale of model homes.

The CODM reviews on a regular basis the GAAP performance of each segment, including the significant segment expenses reported for GAAP shown in the table below. Our significant segment expenses include consolidated expense categories presented in our consolidated statements of operations, as well as rental operating costs.  This information is provided to the CODM and factors into the CODM’s decision making for company-wide strategy. The following tables compare the Company’s segment activity and to its results of GAAP operations and financial position as of and for the three months ended March 31, 2025 and 2024, respectively.  The information for Corporate and Other are presented to reconcile back to the consolidated statement of operations, but is not considered a reportable segment as noted above.

	For the Three Months Ended March 31, 2025

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total
Revenues:
Rental income	$262,878	$2,854,030	$915,521	$—	$4,032,429
Fees and other income	400	62,362	(1,754)	31,747	92,755
Total revenue	263,278	2,916,392	913,767	31,747	4,125,184
Costs and expenses:
Rental operating costs	100,568	1,618,365	48,157	(154,448)	1,612,642
General and administrative	—	16,850	229,961	1,415,167	1,661,978
Depreciation and amortization	31,689	999,169	212,012	1,234	1,244,104
Impairment of goodwill and real estate assets	—	—	26,943	—	26,943
Total costs and expenses	132,257	2,634,384	517,073	1,261,953	4,545,667
Other income (expense):
Interest expense - mortgage notes	(158,097)	(891,330)	(459,710)	(1,333)	(1,510,470)
Interest and other income, net	—	—	8	5,141	5,149
Net loss in Conduit Pharmaceuticals marketable securities (see footnote 9)	—	—	—	(176,658)	(176,658)
Gain on sales of real estate, net	4,213,068	—	240,900	—	4,453,968
Income tax (expense) benefit	—	—	(22,171)	47,580	25,409
Total other income (expense), net	4,054,971	(891,330)	(240,973)	(125,270)	2,797,398
Net income (loss)	4,185,992	(609,322)	155,721	(1,355,476)	2,376,915
Less: Income attributable to noncontrolling interests	—	(17,959)	(93,604)	—	(111,563)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$4,185,992	$(627,281)	$62,117	$(1,355,476)	$2,265,352

	For the Three Months Ended March 31, 2024

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total
Revenues:
Rental income	$490,815.00	$2,905,080.00	$1,243,831.00	$—	$4,639,726
Fees and other income	62,574	56,440	25,120	6,201	150,335
Total revenue	553,389	2,961,520	1,268,951	6,201	4,790,061
Costs and expenses:
Rental operating costs	139,954	1,545,563	41,230	(163,170)	1,563,577
General and administrative	—	—	207,922	1,876,528	2,084,450
Depreciation and amortization	117,293	952,340	276,614	4,771	1,351,018
Impairment of goodwill and real estate assets	—	—	95,548	—	95,548
Total costs and expenses	257,247	2,497,903	621,314	1,718,129	5,094,593
Other income (expense):
Interest expense - mortgage notes	(144,911)	(810,923)	(558,110)	(1,262)	(1,515,206)
Interest and other income, net	—	—	8	4,638	4,646
Net gain in Conduit Pharmaceuticals marketable securities (see footnote 9)	—	—	—	(3,861,233)	(3,861,233)
Gain on sales of real estate, net	—	—	2,018,095	—	2,018,095
Income tax (expense) benefit	—	—	(85,623)	6,058	(79,565)
Total other income (expense), net	(144,911)	(810,923)	1,374,370	(3,851,799)	(3,433,263)
Net income (loss)	151,231	(347,306)	2,022,007	(5,563,727)	(3,737,795)
Less: Income attributable to noncontrolling interests	—	(24,154)	(1,479,714)	—	(1,503,868)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$151,231	$(371,460)	$542,293	$(5,563,727)	$(5,241,663)

	March 31,	December 31,
Assets by Reportable Segment:	2025	2024
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$73,912,734	$74,425,180
Total assets (2)	$74,742,379	$76,292,662
Model Home Properties:
Land, buildings and improvements, net (1)	$38,865,349	$37,416,000
Total assets (2)	$39,778,198	$38,166,964
Retail Properties:
Land, buildings and improvements, net (1)	$4,577,635	$15,743,789
Total assets (2)	$4,772,995	$16,673,605
Reconciliation to Total Assets:
Total assets for reportable segments	$119,293,572	$131,133,231
Corporate and other assets:
Cash, cash equivalents and restricted cash	4,980,910	564,922
Other assets, net	11,150,434	10,871,497
Total Assets	$135,424,916	$142,569,650

(1)	Includes lease intangibles.

(2)

Includes land, buildings and improvements, cash, cash equivalents, and restricted cash, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	For the Three Months Ended March 31,
Capital Expenditures by Reportable Segment	2025	2024
Office/Industrial Properties:
Capital expenditures and tenant improvements, office	$360,708	$884,364
Model Home Properties:
Acquisition of operating properties, model home	4,270,192	2,238,497
Retail Properties:
Capital expenditures and tenant improvements, retail	—	148,084
Totals:
Acquisition of operating properties, net	4,270,192	2,238,497
Capital expenditures and tenant improvements	360,708	1,032,448
Total real estate investments	$4,630,900	$3,270,945

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

During the three months ended March 31, 2025 and 2024, we recorded a current income tax provision(benefit) of $25,409 and $79,565, respectively, related to activities of our taxable REIT subsidiaries. There was a $0.3 million and $0.3 million income tax asset related to the operating activities of our TRS entities as of March 31, 2025 and December 31, 2024, respectively.

We have calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the projected full fiscal year to the TRS pretax income or loss excluding unusual or infrequently occurring discrete items for the reporting period, and have accounted for the REIT's federal refunds and minimum state income taxes as a discrete item  in the reporting period.

In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted the disclosures on a prospective basis, which did not create a material impact to our consolidated financial statements.

15. RELATED PARTY

During the three months ended March 31, 2025 and three months ended March 31, 2024, the Company leased portions of its corporate headquarters to Puppy Toes, Inc., a company owned by the Chief Executive Officer and his wife, and to Centurion Counsel, Inc., which is owned by Puppy Toes, Inc. Rent billed to these entities from the Company totaled $3,378 and $2,688, respectively.

Additionally, we received full payroll reimbursement for employee services provided to Centurion Counsel and Puppy Toes, Inc. during the three months ended March 31, 2025 and 2024, which totaled approximately $23,640 and $35,916, respectively. These reimbursements were at cost and were not marked up or discounted. As of March 31, 2025 and December 31, 2024, we had  reimbursement receivable balances of approximately $9,811 and $12,376 which were paid in full during April 2025 and January 2024, respectively.

During the three months ended March 31, 2024, the Company used the services of a former officer and director, Larry Dubose, for consulting on our Model Home Partnerships, and the setup of Dubose Model Home Investors #207. The Company paid Mr. Dubose a total of $131,250 in consulting payments for the three months ended March 31, 2024.  Additionally, a trust controlled by Mr. Dubose is an investor in many of our Model Home Partnerships, and as such received pro-rata distributions and return of capital payments during the three months ended March 31, 2024, totaling $67,262. During the three months ended March 31, 2025, the Company paid Mr. Dubose $12,500 in consulting fees and $3,780 in pro-rata distributions and return of capital payments.  Mr. Dubose is the father-in-law of Steve Hightower, the President of our Model Home Division and a director.

For the fiscal year ended December 31, 2024, the Company paid to Mr. Dubose, inclusive of the payments made in the quarter ended March 31, 2024 described above, $191,250.  Through his ownership of a trust that is an investor in many of our Model Home Partnerships, Mr. Dubose received pro-rata distributions and return of capital payments of $101,889 during the year ended December 31, 2024, inclusive of pro-rata distributions and return of capital payments received in the three months ended March 31, 2024 described above.

16. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than those disclosed below.

On April 7, 2025, the Company declared, a dividend on its 9.375% Series D Cumulative Redeemable Perpetual Preferred Stock (the “Series D Preferred Stock”) for the months of April 2025, May 2025 and June 2025.  In accordance with the terms of the Series D Preferred Stock, the April 2025 Series D dividend will be payable in cash in the amount of $0.19531 per share on May 15, 2025, to stockholders of record of Series D Preferred Stock as of the dividend record date of April 30, 2025. The May 2025 Series D dividend will be payable in cash in the amount of $0.19531 per share on June 16, 2025, to stockholders of record of Series D Preferred Stock as of the dividend record date of May 31, 2025. The June 2025 Series D dividend will be payable in cash in the amount of $0.19531 per share on July 15, 2025, to stockholders of record of Series D Preferred Stock as of the dividend record date of June 30, 2025.

During April 2025, the Company acquired five Model Home Properties located in Texas. The purchase for these properties was $3.3 million. The purchase price consisted of cash payments of $1.0 million and mortgage notes of $2.3 million. During April 2025, the Company has sold three model homes for a total of approximately $1.5 million.  The homes were purchased between 2020 and 2022 with a total acquisition price of approximately $1.4 million.

On April 8, 2025, we commenced the Offer, a fixed price self-tender offer to purchase for cash all odd lots plus up to 2,000,000 shares of the Company’s Series A common stock, par value $0.01 per share, properly tendered and not properly withdrawn prior to the expiration date, subject to the Company’s ability to increase the number of shares accepted for payment in the offer by up to 2% of the Company’s outstanding common stock (resulting in an increase of up to approximately 283,080 shares) without amending or extending the offer in accordance with rules promulgated by the SEC, at $0.68 per share, net to the seller in cash, less any applicable withholding taxes and without interest.  The Offer expired at 11:59 P.M., New York City time, on May 5, 2025. Based on the final count by the depositary for the Offer, 2,144,116 shares of Class A common stock were validly and successfully tendered and not properly withdrawn, including tenders of shares for which the tender was defective but for which the Company waived such defects. Pursuant to the terms of the Offer, the Company accepted for purchase 2,144,116 shares of Class A common stock, including 12,086 odd lot shares. Total cash required to complete the tender offer was approximately $1,458,000, excluding fees and expenses related to the Offer.  We believe that the tender offer provided an efficient mechanism to provide our stockholders who desired immediate liquidity with the opportunity to tender shares at a favorable price relative to the current market price and without incurring broker’s fees associated with most secondary market sales, while also providing a benefit to those stockholders who did not participate, as such stockholders automatically increased their relative percentage ownership interest in the Company and our future operations, including any liquidity events that we may have in the future.  Another purpose of the Offer was to reduce the number of our issued and outstanding shares and to reduce or eliminate all of our odd lots.  Overall, we believe that the Offer was a prudent use of our financial resources given our business profile, capital structure, assets and liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our 2024 year end Annual Report.

We may refer to the three months ended March 31, 2025 and March 31, 2024, as the "2025 Quarter" and the "2024 Quarter," respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," or "potential" and/or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and also of which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this 10-Q and our 2024 year end Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025, respectively. Additional factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to, the risks associated with the ownership of real estate in general and our real estate assets in particular; the economic health of the metro regions where we conduct business; the risk of failure to enter into/and or complete contemplated acquisitions and dispositions, within the price ranges anticipated and on the terms and timing anticipated; changes in the composition of our portfolio; fluctuations in interest rates; reductions in or actual or threatened changes to the timing of federal government spending; the risks related to the use of third-party providers and joint venture partners; the ability to control our operating expenses; the economic health of our tenants; the supply of competing properties; shifts away from brick and mortar stores to e-commerce; the availability and terms of financing and capital and the general volatility of securities markets; compliance with applicable laws, including those concerning the environment and access by persons with disabilities; terrorist attacks or actions and/or risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions; weather conditions, natural disasters and pandemics; ability to maintain key personnel; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2024 year end Annual Report. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

OVERVIEW

The Company operates as an internally managed, diversified REIT, with primary holdings in office, industrial, retail, and triple-net leased model home properties. In October 2017, we changed our name from "NetREIT, Inc." to "Presidio Property Trust, Inc." The Company acquires, owns, and manages a geographically diversified portfolio of real estate assets, including office, industrial, retail and model home residential properties leased to homebuilders located in the United States. As of March 31, 2025, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial property ("Office/Industrial Properties"), which total approximately 758,175 rentable square feet;

•	One retail building (“Retail Property”) with approximately 10,500 rentable square feet; and

•

84 model home residential properties ("Model Homes" or "Model Home Properties"), totaling approximately 248,412 square feet, leased back on a triple-net basis to homebuilders that are owned by four affiliated limited partnerships and one wholly-owned corporation, all of which we control.

We own three commercial properties located in Colorado, four in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are located in four states.  While geographical clustering of real estate enables us to reduce our operating costs through economies of scale by servicing several properties with less staff, it makes us susceptible to changing market conditions in these discrete geographic areas. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year or has been operating for three years.

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

SIGNIFICANT TRANSACTIONS IN 2025 AND 2024

Acquisitions during the three months ended March 31, 2025

•	The Company acquired 12 model homes for approximately $4.3 million. The purchase price was paid through cash payments of approximately $3.0 million and mortgage notes of approximately $1.3 million.

Acquisitions during the three months ended March 31, 2024

•	The Company acquired five model homes for approximately $2.2 million. The purchase price was paid through cash payments of approximately $0.6 million and mortgage notes of approximately $1.6 million.

Dispositions during the three months ended March 31, 2025

•	On February 7, 2025, the Company sold two commercial properties, Union Town Center and Research Parkway, to a single buyer for approximately $17.0 million and recognized a net gain of approximately $4.2 million, net of closing costs.

•	The Company sold 6 model homes for approximately $2.8 million, net of sales costs, and recognized a gain of approximately $0.2 million.

Dispositions during the three months ended March 31, 2024

•	The Company sold 27 model homes for approximately $12.6 million, net of sales costs, and recognized a gain of approximately $2.0 million.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as previously disclosed in our 2024 year end Annual Report.

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

RESULTS OF OPERATIONS FOR THE three MONTHS ENDED March 31, 2025 and 2024

Revenues. Total revenues were approximately $4.1 million for the three months ended March 31, 2025, compared to approximately $4.8 million for the same period in 2024.  As of March 31, 2025, we had approximately $117.4 million in net real estate assets including 84 model homes, compared to approximately $135.3 million in net real estate assets including 88 model homes at March 31, 2024.  The average number of model homes held during the three months ended March 31, 2025 and 2024 was 81 and 99, respectively. The change in revenue is directly related to the decrease in model home rental income and transaction fees during the current period, and the sale of our two commercial properties on February 7, 2025.

Rental Operating Costs. Rental operating costs totaled approximately $1.6 million for the three months ended March 31, 2025, compared to approximately $1.6 million for the same period in 2024. Rental operating costs as a percentage of total revenue was 39.1% and 32.6% for the three months ended March 31, 2025 and 2024, respectively.  We expect rental operating costs to go down in future quarters due to the sale of our retail properties UTC and Research Parkway during the three months ended March 31, 2025; however, if we purchase additional properties, our rental operating costs will increase.

General and Administrative Expenses. G&A expenses for the three months ended March 31, 2025 and 2024 totaled approximately $1.7 million and $2.1 million, respectively. G&A expenses as a percentage of total revenue was 40.3% and 43.5% for the three months ended March 31, 2025 and 2024, respectively.  G&A expenses for the three months ended March 31, 2025 decreased by approximately $0.4 million  partially related to consulting fees in 2024 including a one-time payment for the setup of DMH 207, and additional legal fees related to Zuma Capital Management, LLC (Zuma Capital"), which was not repeated in 2025.  Additionally, stock compensation was down by approximately $0.3 million due to the reduction of new restricted stock grants in 2025, slightly offset by an increase in accrued board compensation of $0.1 million related to estimated cash payment in-lieu-of restricted stock grants.

Depreciation and Amortization. Depreciation and amortization expense was approximately $1.2 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively.

Asset Impairments. We review the carrying value of each of our real estate properties regularly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three months ended March 31, 2025 and 2024, we recognized non-cash impairment charges of approximately $26,943 related to two model homes properties and approximately $0.1 million related to four model homes, respectively, based on estimated selling prices.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges was approximately $1.5 million for the three months ended March 31, 2025, compared to approximately $1.5 million for the same period in 2024. The weighted average interest rate on our outstanding debt was 5.83% and 5.23% as of March 31, 2025 and 2024, respectively.  Mortgage notes payable totaled approximately $94.4 million and $102.3 million as of March 31, 2025 and 2024, respectively.  The decrease in mortgage notes payable is a direct result of the sale of our two commercial properties during February 2025 and the change in the number of model homes.

Gain on Sale of Real Estate Assets, net.  The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. S ee "Significant Transactions in 2025 and 2024 " above for further detail.

Income allocated to non-controlling interests.  Income allocated to non-controlling interests for the three months ended March 31, 2025  and  2024  totaled approximately $0.1 million and $1.5 million, respectively.  This was directly related to the gain on sales of model homes held by  our affiliated limited partnerships.

Loss on Conduit remeasurement. As of March 31, 2025 we held 29,431 shares of CDT, as a result of their 1-for-100 reverse stock split in January 2025, 709,000 public common stock warrants of CDTTW, and 540,000 private common stock warrants, with a combined value of approximately  $29,519.  Conduit's common stock (CDT) and public common stock warrants (CDTTW) and Private CDT Warrants presented on the consolidated balance sheets were measured at fair value using Level 1 and Level 3 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.  The fair value adjusted during the  three months ended March 31, 2025 resulted in the Company recording a loss of approximately $0.2 million as compared to a loss of approximately   $3.9 million recorded during the  three months ended March 31, 2024.

Geographic Diversification Tables

The following tables show a list of commercial properties owned by the Company grouped by state and geographic region as of March 31, 2025:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	1	57,807	7.5%	$1,546,117	14.6%
Colorado	3	269,503	35.1%	4,347,958	41.1%
Maryland	1	31,752	4.1%	739,050	7.0%
North Dakota	4	399,113	51.8%	3,585,035	34.0%
Texas	1	10,500	1.4%	349,546	3.3%
Total	10	768,675	99.9%	$10,567,706	100.0%

The following tables show a list of our Model Home properties by geographic region as of March 31, 2025:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate of Aggregate % Annual Rent
Alabama	9	20,804	8.4%	$309,456	8.7%
Arizona	2	6,822	2.7%	$149,196	4.2%
Florida	2	5,337	2.2%	$89,844	2.5%
Texas	71	215,449	86.7%	$3,007,512	84.6%
Total	84	248,412	100.0%	$3,556,008	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings from our model home lines of credit, and the sale of our equity or issuance of debt securities or bonds.   Our cash and restricted cash at March 31, 2025 was approximately $12.0 million. Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. We also are actively seeking model home investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders. Future principal payments due on mortgage notes payable, during the last three quarters of  2025 and in the year ending December 31, 2026 total approximately $27.8 million and $18.4 million, respectively, of which $6.7 million in 2025 and $1.7 million in 2026 are related to model home properties. See Note 7. Mortgage Notes Payable, in Part I - Financial Information for additional information on the Dakota Center loan that matured on July 6, 2024. Management expects certain model home properties can be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes can be refinanced, as the Company has historically been able to do in the past with all model home properties. Additional principal payments will be made with cash flows from ongoing operations.

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

While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which expired in November 2024.  In December 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which shall expire in December 2025. During the three months ended March 31, 2025, we did not repurchase any  shares of our Series A Common Stock.  During the three months ended March 31, 2025, the Company repurchased 12,844 shares of our Series D Preferred Stock at an average price of approximately $15.18 per share, including a commission of $0.035 per share, for a total cost of $194,971 for the Series D Preferred Stock. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost.

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

For the three months ended March 31, 2025 and 2024 the Company did not declare a cash dividend on shares of Series A Common Stock. For the three months ended March 31, 2025 and 2024, the Company declared and paid approximately $0.6 million and $0.5 million, respectively, in cash dividends on shares of Series D Preferred Stock. Cash permitting, the Company intends to continue to pay dividends on a monthly basis to holders of our Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future dividends.  The Company has not decided when it will resume dividends to our common stockholders on a quarterly basis. The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the three months ended March 31, 2025 and 2024.

Series A Common Stock:

Quarter Ended	2025	2024
	Distributions Declared	Distributions Declared
March 31	$—	$—
Total	$—	$—

Series D Preferred Stock:

Month	2025	2024
	Distributions Declared	Distributions Declared
January	$0.19531	$0.19531
February	0.19531	0.19531
March	0.19531	0.19531
Total	$0.58593	$0.58593

Cash Equivalents and Restricted Cash

At March 31, 2025, and December 31, 2024, we had approximately $12.0 million and $8.0 million  in cash equivalents, respectively, including $4.0 million and $5.0 million  of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts, short-term bonds and cash held in bank accounts at third-party institutions. During 2025 and 2024, we did not experience any loss or lack of access to our cash or cash equivalents.  Approximately $1.5 million of our cash balance was used in our Tender Offer that closed on May 5, 2025.  Approximately $1.5 million to 2.0 million of our cash balance is intended for capital expenditures on existing properties, net of any construction financing (some of which is held in deposits reserve accounts by our lenders) during the rest of the year. We intend to use the remainder of our existing cash and cash equivalents for asset/property acquisitions, reduction of principal debt, general corporate purposes, common stock repurchases (if market conditions are met), or dividends to our stockholders.

Secured Debt

As of March 31, 2025, all our commercial properties, except 300 N.P. which has no debt, had fixed-rate mortgage notes payable in the aggregate principal amount of  $67.4 million, collateralized by a total of 9 commercial properties with loan terms at issuance ranging from 5 to 10 years. The weighted-average interest rate on these mortgage notes payable as of March 31, 2025, was approximately 5.38%, and our debt to estimated market value for our commercial properties was approximately  67.6%.  During the next 12 months, three of our commercial property loans, totaling approximately $28.2 million, will mature, with an estimated combined loan to value of approximately 69.3% as of March 31, 2025. The non-recourse loan on the Dakota Center property matured on July 6, 2024.  During October 2024, management has agreed with the lender to sell the property to settle the loan balance.  Due to the uncertainties in the Fargo market, we have decided to impair the property’s book value, in accordance with ASC 360-10 impairment of long-lived assets and for long-lived assets to be disposed of, to be in line with the current loan balance and estimated closing costs, which is the expected sales price.  As such, we recorded an impairment charge of approximately $0.7 million, as of December 31, 2024.  During December 2024, the lender agreed to the broker the Company would use to sell the property to settle the non-recourse debt.  As of March 31, 2025, the property was included in the real estate assets held for sale, net on the consolidated balance sheet.  Any purchase offers will be subject to lender approval. The loan is considered non-recourse and we will not be required to make up the difference if the property sells for less than the loan balance.

As of March 31, 2025, the Company had fixed-rate mortgage notes payable related to model homes in the aggregate principal amount of $27.1 million, collateralized by a total of 84 Model Homes.  These loans generally have a term at issuance of three to five years. As of March 31, 2025, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $322,340 and 6.97%, respectively. Our debt to estimated market value on all our model home properties is approximately 64.5%.  We have been able to refinance maturing mortgages to extend maturity dates and we have not experienced any notable difficulties financing our acquisitions.  The Company anticipates that any new mortgages used to acquire commercial properties or model homes in the near future will be at rates higher than our currently weighted average interest rate.

Cash Flow for the three months ended March 31, 2025, and March 31, 2024

Operating Activities: Net cash used in operating activities for the three months ended March 31, 2025, totaled approximately $0.1 million, as compared to cash used in operating activities of $0.9 million for the three months ended March 31, 2024. The change in net cash used in operating activities is mainly due to changes in net income, which fluctuates due to new leases, leasing renewals, tenant move outs and model home sales and acquisitions, as well as changes in non-cash addbacks or subtractions such as straight-line rent.

Investing Activities: Net cash provided by investing activities for the three months ended March 31, 2025, was approximately $13.6 million compared to approximately $9.2 million used in investing activities during the same period in 2024. The change from each period was primarily related to the sale of our commercial properties in February 2025 for approximately $16.95 million.  There were no similar commercial property sales during the three months ended March 31, 2024.  Proceeds from the sale of real estate assets total approximately $18.4 million, net of selling costs, while cash used in real estate acquisition and capital improvement totaled approximately $4.8 million, for the three months ended March 31, 2025.

We currently project that we could spend up to $1.8 million (some of which is held in deposits reserve accounts by our lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio during the next 12 months. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures in the future due to rising construction costs. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities: Net cash used in financing activities during the three months ended March 31, 2025, was $9.5 million compared to $7.7 million provided by financing activities for the same period in 2024 and was primarily due to the following activities for the three months ended March 31, 2025:

•	Proceeds from mortgage notes payable, net of issuance costs totaled approximately $2.9 million.

•	Proceeds used for the repurchase of Series D Preferred Stock, totaled approximately $0.2 million.

•	Repayment of mortgage notes payable totaled approximately $11.4 million for the three months ended March 31, 2025.

•	Distributions to noncontrolling interest of approximately $0.2 million for the three months ended March 31, 2025.

•	Dividends paid to Series D Preferred Stockholders of approximately $0.5 million for the three months ended March 31, 2025.

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

Common Stock Warrants:

If all the potential Common Stock Warrants outstanding at March 31, 2025, were exercised at the price of $5.00 per share, gross proceeds to us would be approximately $10.0 million and we would as a result issue an additional 2,000,000 shares of common stock.

Placement Agent Warrants:

If all the potential Placement Agent Warrants outstanding at March 31, 2025, were exercised at the price of $6.25 per share, gross proceeds to us would be approximately $0.5 million and we would as a result issue an additional 80,000 shares of common stock.

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

Series A Warrants:

If all the potential Series A Warrants outstanding at March 31, 2025, were exercised at the price of $7.00 per share, gross proceeds to us would be approximately $101.2 million and we would as a result issue an additional 14,450,069 shares of common stock.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Repurchase Program. While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which expired in November 2024.  In December 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which shall expire in December 2025. During the three months ended March 31, 2025, we did not repurchase any  shares of our Series A Common Stock.  During the three months ended March 31, 2025, the Company repurchased 12,844 shares of our Series D Preferred Stock at an average price of approximately $15.18 per share, including a commission of $0.035 per share, for a total cost of $194,971 for the Series D Preferred Stock. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost.

Stock repurchases for Series A Common Stock.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2025	—	$—	—	$5,956,977
February 2025	—	—	—	5,956,977
March 2025	—	—	—	5,956,977
Total	—	$—	—	$5,956,977

Stock repurchases for Series D Preferred Stock.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2025	2,854	$14.36	2,854	$3,918,112
February 2025	5,233	15.52	5,233	3,836,896
March 2025	4,757	15.30	4,757	3,764,119
Total	12,844	$15.18	12,844	$3,764,119

Item 3. Defaults Upon Senior Securities.

On March 13, 2025, we received notice of a maturity date default of a loan in the original principal amount of $11.1 million evidenced by a promissory note issued on June 9, 2014. The loan is secured by the Dakota Center in Fargo, North Dakota.

As a result of the default, the Company is required to pay the default interest rate that is 5% above the original interest rate and the lender’s expenses related to the loan, including third party report fees, attorneys’ fees and loan servicing expenses.  As of the date of this report, the amount of the default is approximately $9.1 million and the total arrearage is approximately $0.4 million. Additionally, the lender is holding approximately $1.6 million in restricted cash sweep accounts as of March 31, 2025.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

During the three months ended  March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2025.

31.2

Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2025.

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

Date: May 14, 2025	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

	By:	/s/ Ed Bentzen
	Name:	Ed Bentzen
	Title:	Chief Financial Officer