Form 10-Q
period 2025-06-30
Presidio Property Trust, Inc.
filed 2025-08-14
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

At August 12, 2025, registrant had issued and outstanding 1,451,088 shares of its Series A Common Stock, $0.01 par value per share.

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$16,833,321	$15,983,323
Buildings and improvements	106,094,790	102,862,977
Tenant improvements	16,505,440	16,488,066
Lease intangibles	3,475,531	3,776,654
Real estate assets and lease intangibles held for investment, cost	142,909,082	139,111,020
Accumulated depreciation and amortization	(35,619,708)	(33,700,262)
Real estate assets and lease intangibles held for investment, net	107,289,374	105,410,758
Real estate assets held for sale, net	7,286,923	22,185,742
Real estate assets, net	114,576,297	127,596,500
Other assets:
Cash, cash equivalents and restricted cash	7,285,089	8,036,496
Deferred leasing costs, net	1,425,887	1,666,135
Goodwill	1,389,000	1,389,000
Investment in Conduit Pharmaceuticals marketable securities (see Notes 2 & 9)	7,728	206,177
Deferred tax asset	298,645	298,645
Other assets, net (see Note 6)	3,417,767	3,376,697
Total other assets	13,824,116	14,973,150
TOTAL ASSETS (1)	$128,400,413	$142,569,650
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$84,003,364	$80,977,448
Mortgage notes payable related to properties held for sale, net	10,600,440	21,116,646
Mortgage notes payable, total net	94,603,804	102,094,094
Accounts payable and accrued liabilities	3,037,530	3,290,170
Accrued real estate taxes	1,133,318	1,972,477
Dividends payable	190,393	194,784
Lease liability, net	52,552	64,345
Below-market leases, net	5,803	8,625
Total liabilities	99,023,400	107,624,495

Commitments and contingencies (see Note 10)
Equity:
Series D Preferred Stock, $0.01 par value per share; 1,000,000 shares authorized; 974,823 shares issued and outstanding (liquidation preference $25.00 per share) as of June 30, 2025 and 997,082 shares issued and outstanding as of December 31, 2024	9,748	9,971
Series A Common Stock, $0.01 par value per share, shares authorized: 100,000,000; 1,071,760 shares and 1,283,432 shares were issued and outstanding at June 30, 2025 and December 31, 2024, respectively	10,718	128,343
Additional paid-in capital	184,578,728	185,770,842
Dividends and accumulated losses	(163,538,854)	(159,374,010)
Total stockholders' equity before noncontrolling interest	21,060,340	26,535,146
Noncontrolling interest	8,316,673	8,410,009
Total equity	29,377,013	34,945,155
TOTAL LIABILITIES AND EQUITY	$128,400,413	$142,569,650

(1) As of June 30, 2025 and December 31, 2024, includes approximately $10.3 million and $11.4 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities.

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Rental income	$4,281,753	$4,474,198	$8,314,182	$9,113,925
Fees and other income	96,987	112,343	189,743	262,678
Total revenue	4,378,740	4,586,541	8,503,925	9,376,603
Costs and expenses:
Rental operating costs	1,462,605	1,492,495	3,075,248	3,056,072
General and administrative	1,223,658	2,202,916	2,885,634	4,287,366
Depreciation and amortization	1,211,691	1,351,370	2,455,796	2,702,388
Impairment of goodwill and real estate assets	4,317,389	101,245	4,344,332	196,793
Total costs and expenses	8,215,343	5,148,026	12,761,010	10,242,619
Other income (expense):
Interest expense - mortgage notes	(1,477,870)	(1,525,845)	(2,988,341)	(3,041,051)
Interest and other income, net	5,206	5,206	10,354	9,852
Gain on sales of real estate, net	323,359	811,903	4,777,327	2,829,998
Net loss in Conduit Pharmaceuticals marketable securities (see Note 9)	(7,802)	(10,027,433)	(184,459)	(13,888,667)
Income tax expense	(53,910)	(81,021)	(28,501)	(160,586)
Total other income (expense), net	(1,211,017)	(10,817,190)	1,586,380	(14,250,454)
Net loss	(5,047,620)	(11,378,675)	(2,670,705)	(15,116,470)
Less: Income attributable to noncontrolling interests	(228,905)	(469,365)	(340,468)	(1,973,233)
Net loss attributable to Presidio Property Trust, Inc. stockholders	$(5,276,525)	$(11,848,040)	$(3,011,173)	$(17,089,703)
Less: Series D Preferred Stock dividends	(574,096)	(543,331)	(1,153,671)	(1,065,363)
Net loss attributable to Presidio Property Trust, Inc. common stockholders	$(5,850,621)	$(12,391,371)	$(4,164,844)	$(18,155,066)

Net loss per share attributable to Presidio Property Trust, Inc. common stockholders:
Basic & Diluted	$(5.13)	$(9.97)	$(3.42)	$(14.69)

Weighted average number of common shares outstanding - basic & dilutive	1,139,437	1,242,879	1,217,332	1,236,099

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the six months ended June 30, 2025 and 2024

(Unaudited)

					Additional	Dividends and	Total	Non-
	Series D Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2024	997,082	$9,971	1,283,432	$128,343	$185,770,842	$(159,374,010)	$26,535,146	$8,410,009	$34,945,155
Net income	—	—	—	—	—	2,265,352	2,265,352	111,563	2,376,915
Dividends to Series D preferred stockholders	—	—	—	—	—	(579,575)	(579,575)	—	(579,575)
Distributions	—	—	—	—	—	—	—	(216,659)	(216,659)
Restricted stock-based compensation	—	—	—	—	229,502	—	229,502	—	229,502
Repurchase of Series D preferred stock, at cost	(12,844)	(129)	—	—	(194,843)	—	(194,972)	—	(194,972)
Balance, March 31, 2025	984,238	$9,842	1,283,432	$128,343	$185,805,501	$(157,688,233)	$28,255,453	$8,304,913	$36,560,366
Net (loss) income	—	—	—	—	—	(5,276,525)	(5,276,525)	228,905	(5,047,620)
Dividends to Series D preferred stockholders	—	—	—	—	—	(574,096)	(574,096)	—	(574,096)
Distributions	—	—	—	—	—	—	—	(217,145)	(217,145)
Restricted stock-based compensation	—	—	—	—	314,874	—	314,874	—	314,874
Repurchase of Series A Common Stock, at cost	—	—	(4,091)	(41)	(18,511)	—	(18,552)	—	(18,552)
Repurchase of Series D preferred stock, at cost	(9,415)	(94)	—	—	(132,721)	—	(132,815)	—	(132,815)
Repurchase of Series A Common Stock, Tender Offer	—	—	(214,412)	(21,441)	(1,486,558)	—	(1,507,999)	—	(1,507,999)
Par Value adjustment post 1 for 10 reverse split from $0.10 to $0.01	—	—	505	(96,206)	96,206	—	—	—	—
Vesting of Restricted Series A Common Stock	—	—	6,326	63	(63)	—	—	—	—
Balance, June 30, 2025	974,823	$9,748	1,071,760	$10,718	$184,578,728	$(163,538,854)	$21,060,340	$8,316,673	$29,377,013

					Additional	Dividends and	Total	Non-
	Series D Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2023	890,946	8,909	1,226,507	122,651	182,331,408	(131,508,785)	50,954,183	10,367,887	61,322,070
Net (loss) income	—	—	—	—	—	(5,241,663)	(5,241,663)	1,503,868	(3,737,795)
Dividends to Series D preferred stockholders	—	—	—	—	—	(522,032)	(522,032)	—	(522,032)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(1,603,357)	(1,603,357)
Restricted stock-based compensation	—	—	—	—	341,921	—	341,921	—	341,921
Vesting of restricted stock	—	—	16,409	1,640	198,360	—	200,000	—	200,000
Balance, March 31, 2024	890,946	$8,909	1,242,916	$124,291	$182,871,689	$(137,272,480)	$45,732,409	$10,268,398	$56,000,807
Net (loss) income	—	—	—	—	—	(11,848,040)	(11,848,040)	469,365	(11,378,675)
Dividends to Series D preferred stockholders	—	—	—	—	—	(543,331)	(543,331)	—	(543,331)
Distributions	—	—	—	—	—	—	—	(1,002,976)	(1,002,976)
Issuance of Series D preferred stock, net of issuance costs	109,054	1,091	—	—	1,194,764	—	1,195,855	—	1,195,855
Restricted stock-based compensation	—	—	—	—	343,108	—	343,108	—	343,108
Repurchase of Series A Common Stock, at cost	—	—	(1,045)	(104)	(7,509)	—	(7,613)	—	(7,613)
Balance, June 30, 2024	1,000,000	$10,000	1,241,871	$124,187	$184,402,052	$(149,663,851)	$34,872,388	$9,734,787	$44,607,175

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,670,705)	$(15,116,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,455,796	2,702,388
Stock compensation	544,376	885,029
Gain on sale of real estate assets, net	(4,777,327)	(2,829,998)
Net loss in Conduit Pharmaceuticals fair value marketable securities	184,459	13,888,667
Net loss (gain) in fair value marketable securities	—	560
Impairment of goodwill and real estate assets	4,344,332	196,793
Amortization of financing costs	137,749	214,071
Amortization of below-market leases	(2,266)	(2,487)
Straight-line rent adjustment	(27,948)	(95,602)
Changes in operating assets and liabilities:
Other assets	36,322	588,866
Accounts payable and accrued liabilities	(397,856)	(877,612)
Accrued real estate taxes	(839,159)	(855,233)
Net cash used in operating activities	(1,012,227)	(1,301,028)
Cash flows from investing activities:
Real estate acquisitions	(9,444,465)	(5,740,918)
Additions to buildings and tenant improvements	(741,071)	(1,417,990)
Proceeds from sale of marketable securities	13,990	60,467
Proceeds from sales of real estate, net	21,544,343	20,058,923
Net cash provided by investing activities	11,372,797	12,960,482
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	6,592,396	10,663,089
Payment of debt issuance costs	(247,882)	(182,798)
Repayment of mortgage notes payable	(14,014,678)	(17,282,249)
Payment of deferred offering costs	—	(349,589)
Distributions to noncontrolling interests	(433,804)	(2,806,333)
Contributions from noncontrolling interests	—	200,000
Issuance of Series D Preferred Stock, net of offering costs	—	1,195,855
Repurchase of Series A Common Stock, at cost	(1,526,551)	(7,613)
Repurchase of Series D Preferred Stock, at cost	(327,787)	—
Dividends paid to Series D Preferred Stockholders	(1,153,671)	(1,065,363)
Net cash used in financing activities	(11,111,977)	(9,635,001)
Net (decrease) increase in cash equivalents and restricted cash	(751,407)	2,024,453
Cash, cash equivalents and restricted cash - beginning of period	8,036,496	6,510,428
Cash, cash equivalents and restricted cash - end of period	$7,285,089	$8,534,881
Supplemental disclosure of cash flow information:
Income taxes paid	$46,511	$—
Interest paid-mortgage notes payable	$2,998,056	$2,810,393
Non-cash financing activities:
Paid building and tenant improvements from prior year	$(207,847)	$(295,567)
Unpaid building and tenant improvements	$176,307	$91,513
Dividends payable - Series D Preferred Stock	$190,393	$195,310

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2025

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

The Company or one of its affiliates operates the following partnerships during the periods covered by these consolidated financial statements:

•	The Company is the sole general partner and limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), both of which, at June 30, 2025, had ownership interests in an entity that owns income producing real estate. The Company refers to these entities collectively as the "NetREIT Partnerships".

•

The Company is the general and limited partner in six limited partnerships that purchase model homes and lease them back to homebuilders as commercial tenants (Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP, Dubose Model Home Investors #204, LP, Dubose Model Home Investors #205, LP, Dubose Model Home Investors #206, LP, and Dubose Model Home Investors #207, LP). The Company refers to these entities collectively as the "Model Home Partnerships".  As of  June 30, 2025, Dubose Model Home Investors #202, LP and Dubose Model Home Investors #206, LP had no remaining assets.

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

On April 8, 2025, we commenced the Offer, a fixed price self-tender offer to purchase for cash all odd lots plus up to 200,000 shares of the Company’s Series A common stock, par value $0.01 per share, properly tendered and not properly withdrawn prior to the expiration date, subject to the Company’s ability to increase the number of shares accepted for payment in the Offer by up to 2% of the Company’s outstanding common stock (resulting in an increase of up to approximately 28,308 shares) without amending or extending the Offer in accordance with rules promulgated by the SEC, at $6.80 per share, net to the seller in cash, less any applicable withholding taxes and without interest.  The Offer expired at 11:59 P.M., New York City time, on May 5, 2025. Based on the final count by the depositary for the Offer, 214,412 shares of Class A common stock were validly and successfully tendered and not properly withdrawn, including tenders of shares for which the tender was defective but for which the Company waived such defects. Pursuant to the terms of the Offer, the Company accepted for purchase 214,412 shares of Class A common stock, including 1,209 odd lot shares. Total cash required to complete the tender offer was approximately $1,458,000, excluding fees and expenses related to the Offer.

Effective on May 19, 2025, the Company amended its charter by filing Articles of Amendment with the State Department of Assessments and Taxation of Maryland in order to effect a 1-for-10 reverse stock split of its outstanding shares of common stock (the “Reverse Stock Split”). As a result of the reverse stock split, every 10 shares of the Company’s common stock issued or outstanding were automatically reclassified into one new share of common stock, par value $0.10 per share,, subject to the treatment of fractional shares as described below, without any action on the part of the holders. All historical share and per-share amounts reflected throughout the accompanying consolidated financial statements and other financial information in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the 2025 Reverse Stock Split as if the split occurred as of the earliest period presented. The Reverse Stock Split did not affect the number of authorized shares of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have been entitled to receive fractional shares as a result of the Reverse Stock Split were rounded up to the nearest whole share. All equity awards and warrants outstanding immediately prior to the Reverse Stock Split were proportionately adjusted to reflect the Reverse Stock Split. Effective immediately after the Reverse Stock Split, the Company decreased the par value of the shares of Series A Common Stock from $0.10 per share back to $0.01 per share.

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

Short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of existing mortgages, completing tenant improvements on our commercial buildings, paying leasing commissions, distributions to noncontrolling interests, and funding dividends, if any, to stockholders. Future principal payments due on mortgage notes payable, during the last two quarters of 2025 and in the year ending  December 31, 2026 total approximately $24.4 million and $19.7 million, respectively, of which $3.7 million in 2025 and $3.0 million in 2026 are related to model home properties. See Note 7. Mortgage Notes Payable for additional information on the Dakota Center loan that matured on  July 6, 2024. Management expects certain model home properties can be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes can be refinanced, as the Company has historically been able to do in the past with all model home properties. Additional principal payments will be made with cash flows from ongoing operations.

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

Basis of Presentation. The accompanying consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position as of June 30, 2025 and  December 31, 2024, as well as results of our operations, and cash flows as of, and for the six months ended June 30, 2025 and 2024, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, due to real estate market fluctuations, available mortgage lending rates and other unknown factors. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 2024 year end Annual Report. The consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements included in the 2024 year end Annual Report.

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

The value attributable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the l ease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net increase in rental income of approximately $1,244 and $2,265, respectively, for the  three and six months ended June 30, 2025.  Amortization of above and below-market rents resulted in a net increase in rental income of approximately $1,244  and $2,487, respectively, for the three and six months ended June 30, 2024.
The value of in-place leases and unamortized lease origination costs a re amortized to expenses over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased.

The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third-party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $4,382 and $8,763, respectively, for the three and six months ended June 30, 2025. Amortization expense related to these assets was approximately $4,382 and $8,763, respectively, for the three and six months ended June 30, 2024.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third-party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At June 30, 2025 and  December 31, 2024, the Company had net deferred leasing costs of approximately $1.4 million and $1.7 million, respectively. Total amortization expense for the three and six months ended June 30, 2025 was approximately $82,657 and  $217,433, respectively.  Total amortization expense for the three and six months ended June 30, 2024 was approximately $119,278 and $244,099, respectively.

Cash, Cash Equivalents and Restricted Cash. At June 30, 2025 and December 31, 2024, we had approximately $7.3 million and $8.0 million in cash, cash equivalents and restricted cash, respectively, of which approximately $3.6 million and $5.0 million represented restricted cash, respectively.  The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds and short-term bonds. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. Restricted cash consists of cash held in escrow by lenders pursuant to certain loan agreements, which are for payment of property taxes, insurance, leasing costs, future debt payments, and capital expenditures.

Real Estate Held for Sale and Discontinued Operations. We generally reclassify assets to "held for sale" when the disposition has been approved, it is available for immediate sale in its present condition, we are actively seeking a buyer, and the disposition is considered probable within one year.  Additionally, real estate sold during the current period is classified as “real estate assets held for sale” for all prior periods presented in the accompanying consolidated financial statements. Mortgage notes payable related to the real estate sold during the current period are classified as “mortgage notes payable related to properties held for sale” for all prior periods presented in the accompanying consolidated financial statements. Additionally, we record the operating results related to real estate that has been disposed of as discontinued operations for all periods presented if the operations have been eliminated and represent a strategic shift and we will not have any significant continuing involvement in the operations of the property following the sale.  As of June 30, 2025, one commercial property, Dakota Center, and five model homes were classified as "held for sale".

Deferred Offering Costs. Deferred offering costs represent legal, accounting and other direct costs related to our offerings. As of June 30, 2025 and December 31, 2024, we had no deferred offering costs.

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

We review the carrying value of each of our real estate properties regularly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the  six months ended June 30, 2025 and 2024, we recognized non-cash impairment charges of approximately  $0.1 million and  $0.2 million, respectively, related to model homes.  Additionally, during the  six months ended June 30, 2025 and 2024, we recognized non-cash impairment charges of approximately  $4.2 million and  zero, respectively, on commercial properties, specifically Dakota Center and Shea Center II.

The new impairment charges for the model homes, during the three months ended  June 30, 2025, reflects the estimated sales prices for these specific model homes in July and August 2025 as a result of an abnormally short hold period, less than two years.  As noted below in Note 3 - Recent Real Estate Transactions, during the six months ended June 30, 2025, we sold 13 model homes for approximately $5.9 million, net of sales costs, and the Company recognized a net gain of approximately $0.6 million.

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

Additionally, in an inactive market, a market price quoted from an independent third-party may rely more on models with inputs based on information available only to that independent third-party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. As of June 30, 2025, we did not hold any marketable securities, excluding our investments in common stock warrants of Conduit Pharmaceuticals, Inc. (“Conduit”). As of  December 31, 2024, we did not hold any marketable securities (excluding our investments in Conduit's common stock and common stock warrants). There were no financial liabilities measured at fair value as of June 30, 2025 and December 31, 2024.

On April 22, 2024, the Company entered into a lockup agreement with Conduit pursuant to which the Company agreed not to transfer or sell 2,700,000 of its 4,015,250 shares of Conduit common stock for a period of one year.  In consideration for entering into the lockup agreement, Conduit issued the Company a warrant ("Private CDT Warrants") to purchase 540,000 shares of common stock at an exercise price of $3.12 per share, with a two year term and exercisable one year after the date of issue.  The Private CDT Warrants meet the ASC 321, Investments - Equity Securities ("ASC 321") scope exception for derivative instruments and are accounted for as a derivative under ASC 815, Derivatives and Hedging ("ASC 815"). As such, the Private CDT Warrants were recorded at fair value on the date of issuance and subsequently measured at fair value each period, with changes in fair value reported in gain or loss on Conduit Pharmaceuticals marketable securities.  As of April 22, 2024, the Private CDT Warrants were valued at $891,000 based on a Level 3 fair value measurement, and subsequently adjusted to zero during the third quarter of 2024. During the six months ended June 30, 2025, we sold all of our remaining shares of CDT on the open market for a total of $13,990.

As of  June 30, 2025 and December 31, 2024, the Private CDT Warrants fair value, using Level 3 inputs, was zero for both periods, and is included in the total Investment in Conduit Pharmaceuticals marketable securities on the consolidated balance sheets.  Our investments in Conduit's public common stock warrants (CDTTW) presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, taking into account the adoption of ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $7,728 and $0.2 million as of June 30, 2025 and December 31, 2024, respectively. The adjustments to the fair value of our investment in Conduit Pharmaceuticals marketable securities are recorded in net loss in Conduit Pharmaceuticals marketable securities on our consolidated statement of operations.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Common Stock Warrants	200,000	200,000	200,000	200,000
Placement Agent Warrants	8,000	8,000	8,000	8,000
Series A Warrants	1,445,007	1,445,007	1,445,007	1,445,007
Unvested Common Stock Grants	208,498	203,466	208,498	203,466

Total potentially dilutive shares	1,861,505	1,856,473	1,861,505	1,856,473

Variable Interest Entity. We determine whether an entity is a Variable Interest Entity ("VIE") and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. Our determination of whether an entity in which we hold a direct or indirect variable interest is a VIE is based on several factors, including whether we participated in the design of the entity and whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. We make judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, and then a quantitative analysis, if necessary.

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

Immaterial Error Corrections. During the fourth quarter of 2024, management determined that its prior treatment of including amortization of model home transactions fees in fees and other income should be reclassified to rental income on the consolidated statement of operations.  For the three and six months ended June 30, 2024, the total fees reclassified amounted to $211,256 and $431,876, respectively.  Amortization of model home transaction fees during the fourth quarter of 2023, first quarter of 2024, the second quarter of 2024, third quarter of 2024 and fourth quarter of 2024 totaled approximately, $194,884, $220,620, $211,256, $165,983 and $159,845, respectively.  There was no change to total revenues in either period.

For the six months ended June 30, 2024, $295,567 for paid building and tenant improvements from prior year and $91,513 for unpaid building and tenant improvements should have been included in supplemental disclosure of cash flow information.  The net adjustment of $204,054 is reflected in accounts payable and accrued liabilities and additions to buildings and tenant improvements.  Additionally, payment of debt issuance costs included in accounts payable and accrued liabilities, totaling $182,798, should have been presented under cash flows from financing activities for the six months ended June 2024, along with a prepayment penalty of $171,734. These errors impact  the consolidated statement of cash flows and do not affect the consolidated balance sheets, consolidated statement of operations and consolidated statements of changes in equity.

As such, the Company’s consolidated statement of cash flows for the six months ended June 30, 2024, reflects an adjustment to reduce net cash used in operating activities by $562,458, a decrease in net cash provided by investing activities by $207,926 and an increase in cash used in financings activities by $354,532.

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

In November 2023, the FASB issued Accounting Standards Update ASU 2023-07, Segment Reporting, establishing improvements to reportable segments disclosures to enhance segment reporting under Topic 280. This ASU aims to change how public entities identify and aggregate operating segments and apply quantitative thresholds to determine their reportable segments. This ASU also requires public entities that operate as a single reportable segment to provide all segment disclosures in Topic 280, not just entity level disclosures. The guidance will be effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and the amendments should be applied retrospectively to all periods presented in the financial statements. We have adopted ASU 2023-07 and have updated our segment financial statement disclosures accordingly.

In March 2024, the SEC issued final climate-disclosure rules to enhance and standardize climate‐related disclosures by public companies. With regards to financial statements, the rules requires disclosure of (i) capitalized costs, expenditures expensed, charges, and losses incurred as a result of severe weather events and other natural conditions, subject to applicable one percent and de minimis disclosure thresholds; (ii) capitalized costs, expenditures expensed, and losses related to carbon offsets and renewable energy credits or certificates (RECs) if used as a material component of a company's plans to achieve its disclosed climate-related targets or goals; and (iii) if the estimates and assumptions the company uses to produce the financial statements were materially impacted by risks and uncertainties associated with severe weather events and other natural conditions or any disclosed climate-related targets or transition plans, a qualitative description of how the development of such estimates and assumptions was impacted. The rules are effective for annual periods beginning January 1, 2025 and are to be applied prospectively. On April 4, 2024, the SEC voluntarily stayed the rules pending judicial review as a result of litigation. On March 27, 2025, the SEC voted to end its defense of the rules requiring disclosure of climate-related risks and greenhouse gas emissions.  However, the Eighth Circuit may still rule on the legal challenges to the rules, and if so could decide to uphold the rules in whole or in part or remand them to the SEC for further consideration.

In November 2024, the FASB issued Accounting Standards Update ASU 2024-03, Income Statement—Reporting Comprehensive, Income—Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses (“ASU 2024-03”).  This ASU is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development).  The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted.  In January 2025, this was updated by ASU 2025-01—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.  The amendment in this Update amends the effective date of Update 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Update 2024-03 is permitted.  We have not yet adopted ASU 2024-03 and are currently evaluating the impact on our financial statement disclosures.

3. RECENT REAL ESTATE TRANSACTIONS

Acquisitions during the six months ended June 30, 2025:

•	The Company acquired 22 model homes for approximately $9.4 million. The purchase price was paid through cash payments of approximately $2.8 million and mortgage notes of approximately $6.6 million.

Acquisitions during the six months ended June 30, 2024:

•	The Company acquired 12 model homes for approximately $5.7 million. The purchase price was paid through cash payments of approximately $1.7 million and mortgage notes of approximately $4.0 million.

Dispositions during the six months ended June 30, 2025:

•	On February 7, 2025, the Company sold two commercial properties, Union Town Center and Research Parkway, to a single buyer for approximately $17.0 million and recognized a net gain of approximately $4.2 million, net of closing costs.

•	The Company sold 13 model homes for approximately $5.9 million, net of sales costs, and recognized a gain of approximately $0.6 million.

Dispositions during the six months ended June 30, 2024:

•	The Company sold 42 model homes for approximately $20.1 million, net of sales costs, and recognized a gain of approximately $2.8 million.

4. REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, retail, and triple-net leased model home properties.  We have three commercial properties located in Colorado, four in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are located in four states. As of June 30, 2025, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial property (“Office/Industrial Properties”) which total approximately 758,175 rentable square feet (unaudited);

•	One retail building (“Retail Property”) with approximately 10,500 rentable square feet (unaudited); and

•

87 model home residential properties (“Model Homes” or “Model Home Properties”), totaling approximately 260,227 square feet (unaudited), leased back on a triple-net basis to homebuilders, that are owned by four affiliated limited partnerships and one wholly-owned corporation, all of which we control.  As of  June 30, 2025, all of the model homes in Dubose Model Home Investors #202, LP and Dubose Model Home Investors #206, LP had been sold.

A summary of the properties owned by the Company, including their lease intangibles, as of June 30, 2025 and  December 31, 2024 is as follows:

	Date		Real estate assets and lease intangibles, net
Property Name	Acquired	Location	June 30, 2025	December 31, 2024
Genesis Plaza (1)	August 2010	San Diego, CA	$7,274,090	$7,363,571
Dakota Center (2)	May 2011	Fargo, ND	4,838,139	8,154,951
Grand Pacific Center	March 2014	Bismarck, ND	8,332,564	8,413,926
Arapahoe Center	December 2014	Centennial, CO	9,058,658	9,298,534
Union Town Center (3)	December 2014	Colorado Springs, CO	—	8,922,943
West Fargo Industrial	August 2015	Fargo, ND	6,469,043	6,599,953
300 N.P.	August 2015	Fargo, ND	1,990,914	1,963,000
Research Parkway (3)	August 2015	Colorado Springs, CO	—	2,220,284
One Park Center (4)	August 2015	Westminster, CO	5,482,703	5,580,950
Shea Center II (5)	December 2015	Highlands Ranch, CO	17,595,866	18,820,370
Mandolin (6)	August 2021	Houston, TX	4,554,707	4,600,562
Baltimore	December 2021	Baltimore, MD	8,129,102	8,241,456
Commercial properties			73,725,786	90,180,500
Model Home properties (7)	2019 - 2025	AZ, TN, TX, AL	40,850,511	37,416,000
Total real estate assets and lease intangibles, net			$114,576,297	$127,596,500

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

(2)

The non-recourse loan on the Dakota Center property matured on July 6, 2024. During December 2024, the lender agreed to the broker the Company would use to sell the property to settle the non-recourse debt.  As of June 30, 2025, the property was included in the real estate assets held for sale, net on the consolidated balance sheet. During July 2025, the lender approved a purchase offer from a third party for $5,125,000.  In connection with the pending sale, we have impaired the property’s book value and recorded an impairment charge of approximately $3.3 million as of June 30, 2025.  The sale is expected to take place during the third quarter 2025.

(3)	During February 2025, Union Town Center and Research Parkway were sold to a single buyer for a combined $16.95 million and recorded a net gain of approximately $4.2 million, net of closing costs.
(4)

During the year ended December 31, 2023, we recorded a $2.0 million impairment charge for One Park Center that reflects management’s revised estimate of the fair market value based on sales comparable of like properties in the same geographical area as well as an evaluation of future cash flows or an executed purchase sale agreement.  No additional impairment was deemed necessary during the six months ended June 30, 2025.

(5)

On December 31, 2022, the lease for our largest tenant, Halliburton, expired.  Halliburton was located in our Shea Center II property in Colorado, and made up approximately $536,080 of our annual base rent.  Halliburton did not renew the lease and we placed approximately $1.1 million in a reserve account with our lender to cover future mortgage payments, if necessary, none of which has been used as of June 30, 2025.  Our management team is working to fill the 45,535 square foot space and has leased approximately 54% of the space to other tenants and has reviewed various proposals for the remaining 46%. As of June 30, 2025, management is pursuing third party tenants who fit into our long-term plans, however, there is no guarantee we will be successful in signing new tenants.  During the three months ended  June 30, 2025, we have reassessed the value of the property and recorded an impairment charge of approximately $0.9 million.

(6)

A portion of the proceeds from the sale of Highland Court were used in like-kind exchange transactions pursued under Section 1031 of the Code for the acquisition of our Mandolin property. Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary, NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.

(7)

Includes Model Homes listed as held for sale as of June 30, 2025 and December 31, 2024.  During the three and six months ended June 30, 2025, we recorded an impairment charge for model homes totaling $0.1 million, which reflects the estimated sales prices for these specific model homes.  The short hold period, less than two years, and the builder changing their model style after we purchased the homes, contributed to the lower than expected sales price.

For the three and six months ended June 30, 2025, depreciation expense totaled approximately $1.1 million and $2.2 million, respectively. For the three and six months ended June 30, 2024, depreciation expense totaled approximately $1.2 million and $2.4 million, respectively.

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	June 30, 2025			December 31, 2024
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$2,377,414	$(2,371,840)	$5,574	$2,515,264	$(2,504,799)	$10,465
Leasing costs	1,098,117	(1,092,677)	5,440	1,261,390	(1,252,078)	9,312
Above-market leases	—	—	—	333,485	(333,485)	—
	$3,475,531	$(3,464,517)	$11,014	$4,110,139	$(4,090,362)	$19,777

At  June 30, 2025 and  December 31, 2024, there were no gross lease intangible assets and accumulated amortization related to the lease intangible assets included in real estate assets held for sale.

The net value of acquired intangible liabilities was approximately $5,803 and $8,625 relating to below-market leases at  June 30, 2025 and  December 31, 2024, respectively.

Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

Years ending December 31:
2025	$6,910
2026	4,104
Total	$11,014

6. OTHER ASSETS

Other assets consist of the following:

	June 30,	December 31,
	2025	2024
Deferred rent receivable	$1,880,640	$2,126,609
Prepaid expenses, deposits and other	956,919	406,494
Notes receivable	316,374	316,374
Accounts receivable, net	211,921	463,194
Right-of-use assets, net	51,913	64,026
Total other assets	$3,417,767	$3,376,697

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following:

	Principal as of
	June 30,	December 31,	Loan	Interest
Mortgage note property	2025	2024	Type	Rate (1)	Maturity
Dakota Center (2)	$8,873,095	$9,091,395	Fixed	4.74%	7/6/2024
Research Parkway (3)	-	1,526,860	N/A	N/A	N/A
Arapahoe Service Center	8,670,000	8,670,000	Fixed	6.75%	12/5/2029
Union Town Center (3)	-	7,709,746	N/A	N/A	N/A
One Park Centre (6)	5,854,250	5,919,517	Fixed	4.77%	9/5/2025
Genesis Plaza (6)	5,749,126	5,813,843	Fixed	4.71%	9/6/2025
Shea Center II (6)	16,507,833	16,660,803	Fixed	4.92%	1/5/2026
West Fargo Industrial (4)	5,750,000	5,750,000	Fixed	7.14%	7/6/2029
Grand Pacific Center (5)	6,424,930	6,460,405	Fixed	6.35%	5/10/2033
Baltimore	5,670,000	5,670,000	Fixed	4.67%	4/6/2032
Mandolin	3,474,942	3,508,702	Fixed	4.35%	4/20/2029
Subtotal, Presidio Property Trust, Inc. Properties	$66,974,176	$76,781,271
Model Home mortgage notes (7)	28,445,612	26,060,798	Fixed	6.00% - 8.00%	2025 - 2030
Mortgage Notes Payable	$95,419,788	$102,842,069
Unamortized loan costs	(815,984)	(747,975)
Mortgage Notes Payable, net	$94,603,804	$102,094,094

(1)	Interest rates as of June 30, 2025.
(2)

The non-recourse loan on the Dakota Center property matured on  July 6, 2024.  Management has been in negotiations with the special servicer of the loan in modifying and/or extending the loan or possibly selling the building. We have not been able to come to an agreement regarding a situation in which the loan is modified or extended.  During December 2024, the lender agreed to the broker the Company would use to sell the property to settle the non-recourse debt.  As of June 30, 2025, the note payable is included in the mortgage notes payable related to properties held for sale, net on the consolidated balance sheet. The loan is considered non-recourse and we will not be required to make up the difference if the property sells for less than the loan balance.  See Note 4. Real Estate Assets above for further discussion on impairment of the property.

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

(5)

On May 5, 2023, the Company, through its subsidiary, refinanced the mortgage loan on our Grand Pacific Center property and entered into a construction loan related to the tenant improvement associated with the KLJ Engineering LLC lease to occupy 33,296 square feet of the building. The refinanced loan is for approximately $3.8 million, a term of 10 years, with an interest rate of 6.35%, for the first 60 months.  The interest rate is subject to reset in year five on June 10, 2028. The construction loan is for approximately $2.7 million, a term of 10 years, and will begin amortizing in year three, with an interest rate of 6.35%, for the first 60 months. The interest rate is subject to reset in year five on June 10, 2028.  As of June 30, 2025, we had fully drawn down the loan amount of approximately $2.7 million on the construction loan.

(6)	These mortgage loans mature within the next twelve months and management is reviewing various options for the loan maturity, including but not limited to refinancing, restructuring and or selling these properties. As we get closer to the loan maturity date, the Company will finalize our plans. As of June 30, 2025, we have finalized terms sheets to refinance the loans on Genesis Plaza and One Park Centre from third party lenders. The Genesis Plaza loan closed on August 6, 2025 and the One Park Centre loan is expected to close in September 2025. We have begun exploring options for the Shea Center II loan which matures in January 2026, although there can be no guarantee we will be successful in refinancing the properties.
(7)

As of June 30, 2025, there were five model homes included as real estate assets held for sale.  Our model homes have stand-alone mortgage notes at interest rates ranging from 6.0% to 8.0% per annum as of  June 30, 2025.

The loan agreement between NetREIT Model, Homes, Inc. (“NRMH”) and its Lender has a covenant for a Fixed Charge Coverage Ratio (“FCCR”) as defined for NRMH as of any date that equals (a) the sum of (i) EBITDA for the period ended as of such date minus (ii) distributions for the period ended as of such date divided by (b) the sum of (i) principal payments paid for the period ended as of such date plus (ii) interest expense for period ended as of such date.  The FCCR is to be no less than 1.10 to 1.00, tested at the end of each fiscal quarter.  As of June 30, 2025, NRMH was in compliance with this covenant.  The Company and standalone subsidiaries have other various quarterly and annual reporting requirements to the individual property lenders and the Company is in compliance with all material conditions and covenants on those mortgage notes payable as of June 30, 2025, with the exception for Dakota Center's loan maturity.

Scheduled principal payments of mortgage notes payable were as follows as of June 30, 2025:

	Commercial	Model
	Properties	Homes	Total Principal
Years ending December 31:	Notes Payable	Notes Payable	Payments
2025	$20,695,521	$3,665,513	$24,361,034
2026	16,645,343	3,031,062	19,676,405
2027	302,885	626,929	929,814
2028	322,652	9,075,310	9,397,962
2029	17,292,071	6,207,711	23,499,782
Thereafter	11,715,704	5,839,087	17,554,791
Total	$66,974,176	$28,445,612	$95,419,788

8. NOTES PAYABLE

On April 22, 2020, the Company received an Economic Injury Disaster Loan of $10,000 from the Small Business Administration ("SBA") to provide economic relief during the COVID-19 pandemic. This loan advance is not required to be repaid, has no stipulations on use, and has been recorded as fees and other income in the consolidated statements of operations during fiscal 2020. On August 17, 2020, we received an additional Economic Injury Disaster Loan ("EIDL") of $150,000, for which principal and interest payments are deferred for twelve months from the date of issuance, and interest accrues at 3.75% per year. The loan matures on August 17, 2050. We have used the funds for general corporate purposes to alleviate economic damage caused by the COVID-19 pandemic, which economic injury included abating or deferring rent to certain tenants (primarily retail tenants).  As of June 30, 2025 and December 31, 2024, the principal balance on the SBA loan was approximately $142,375 and $144,089, respectively.

During 2023, we had issued one promissory note to our majority owned subsidiary, Dubose Model Home Investors 202 LP, for the refinancing of one model home property in Texas, for approximately $0.3 million with an interest rate of 5.55% per annum and original maturity date of August 15, 2024, which was extended for another year with an interest rate of 8.0% per annum. This note payable and note receivable, including interest expense and interest income related to this promissory note, is eliminated through consolidation on our financial statements.  This property was subsequently sold in October 2024, and the loan was paid in full.  As of  June 30, 2025, there were no other notes payable.

9. INVESTMENT IN CONDUIT PHARMACEUTICALS

Sponsorship of Special Purpose Acquisition Company. As of December 31, 2024, the Company, through our wholly-owned subsidiary Murphy Canyon Acquisition Sponsor, LLC (the "Sponsor"), owned 2,944,514 shares ("CDT") of Conduit, a publicly traded company, 709,000 public common stock warrants ("CDTTW") and 540,000 of Conduit private warrants, with a combined value of approximately $0.2 million. On January 22, 2025, Conduit filed a certificate of amendment to the Company’s Second Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effectuate a 1-for-100 reverse stock split (the “Conduit Reverse Stock Split”) of the outstanding shares of Conduit’s common stock. The Conduit Reverse Stock Split became effective on January 24, 2025 at 5:00 p.m., Eastern Time (the “Effective Time”) and the new CDT shares began trading on The Nasdaq Global Market on a split-adjusted basis on January 27, 2025 at market open under the existing ticker symbol, “CDT.” As of the Effective Time, every 100 shares of the Conduit's issued and outstanding common stock was combined into one share of common stock.  After the Conduit Reverse Stock Split, our remaining shares of CDT totaled 29,431, with the fractional shares being paid out in cash, totaling $0.63. During May 2025, the Company sold all the remaining shares of CDT common stock for $13,990.

As of June 30, 2025, we held 709,000 public common stock warrants of CDTTW, and 540,000 private common stock warrants, with a combined value of approximately $7,728.  Conduit's public common stock warrants (CDTTW) and Private CDT Warrants presented on the consolidated balance sheets were measured at fair value using Level 1 and Level 3 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.

10. COMMITMENTS AND CONTINGENCIES

The Company is obligated under certain tenant leases to fund tenant improvements and the expansion of the underlying leased properties. As of June 30, 2025 , approximately $1.6  million is estimated for such capital expenditures on existing properties, net of any construction financing, during the rest of the year.

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

In accordance with the terms of the Series D Preferred Stock, the Series D monthly dividend has been approved by the Board of Directors through June 30, 2025 in the amount of $0.19531 per share payable on the 15th of every month to stockholders of record of Series D Preferred Stock as of the last day of the prior month.  Total dividends paid to Series D Preferred stockholders during the three and six months ended June 30, 2025 were approximately $0.6 million and $1.2 million, respectively.  Total dividends paid to Series D Preferred stockholders during the three and six months ended June 30, 2024 were approximately $0.5 million and $1.1 million, respectively.

Common Stock. The Company is authorized to issue up to 100,000,000 shares of Series A Common Stock, 1,000 shares of Series B Common Stock, and 9,000,000 shares of Series C Common Stock (collectively, the "Common Stock") each with $0.01 par value per share. Each class of Common Stock has identical rights, preferences, terms, and conditions except that the holders of Series B Common Stock are not entitled to receive any portion of Company assets in the event of the Company's liquidation. No shares of Series B or Series C Common Stock have been issued. Each share of Common Stock entitles the holder to one vote. Shares of our Common Stock are not subject to redemption and do not have any preference, conversion, exchange, or preemptive rights. The Company's charter contains restrictions on the ownership and transfer of the Common Stock that prevents one person from owning more than 9.8% of the outstanding shares of common stock.  The Board of Directors granted our CEO, Jack Heilbron, and CIO, Gary Katz, an exception to the 9.8% ownership limit and established an excepted holder limit permitting each of Jack Heilbron and Gary Katz to beneficially or constructively own up to 19% of the outstanding shares of our common stock, including warrants, subject to compliance with Article VII of the Company’s charter.  As of June 30, 2025, neither Mr. Heilbron nor Mr. Katz owned more than 9.8% of our outstanding shares of common stock.

On July 12, 2021, the Company entered into a securities purchase agreement with a single U.S. institutional investor for the purchase and sale of 100,000 shares of its Series A Common Stock, Common Stock Warrants to purchase up to 200,000 shares of Series A Common Stock and Pre-Funded Warrants to purchase up to 100,000 shares of Series A Common Stock. Each share of Common Stock and accompanying Common Stock Warrants were sold together at a combined offering price of $50.00, and each share of Common Stock and accompanying Pre-Funded Warrants were sold together at a combined offering price of $49.90. The Pre-Funded Warrants were exercised in full during August 2021 at a nominal exercise price of $0.01 per share. The Common Stock Warrants have an exercise price of $55.00 per share, were exercisable upon issuance and will expire five years from the date of issuance.

In connection with this additional offering, we agreed to issue the Placement Agent Warrants to purchase up to 80,000 shares of Series A Common Stock, representing 4.0% of the Series A Common Stock and shares of Series A Common Stock issuable upon exercise of the Pre-Funded Warrant.  The Placement Agent Warrants were issued in August 2021, post exercise of the Pre-Funded Warrants with an exercise price of $6.25 and will expire five years from the date of issuance. The Company evaluated the accounting guidance in ASC 480 and ASC 815 regarding the classification of the Pre-Funded Warrant, Common Stock Warrants, and Placement Agent Warrants as equity or a liability and ultimately determined that it should be classified as permanent equity.  As of June 30, 2025, none of the Common Stock Warrants and Placement Agent Warrants have been exercised.

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

Effective on May 19, 2025, the Company amended its charter by filing Articles of Amendment with the State Department of Assessments and Taxation of Maryland in order to effect a 1-for-10 reverse stock split of its outstanding shares of common stock (the “Reverse Stock Split”). As a result of the reverse stock split, every 10 shares of the Company’s common stock issued or outstanding were automatically reclassified into one new share of common stock, par value $0.10 per share, subject to the treatment of fractional shares as described below, without any action on the part of the holders. All historical share and per-share amounts reflected throughout the accompanying consolidated financial statements and other financial information in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the 2025 Reverse Stock Split as if the split occurred as of the earliest period presented. The Reverse Stock Split did not affect the number of authorized shares of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have been entitled to receive fractional shares as a result of the Reverse Stock Split were rounded up to the nearest whole share. All equity awards and warrants outstanding immediately prior to the Reverse Stock Split were proportionately adjusted to reflect the Reverse Stock Split. Effective immediately after the Reverse Stock Split, the Company decreased the par value of the shares of Series A Common Stock from $0.10 per share back to $0.01 per share.

Stock Repurchase Program. While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which expired in November 2024.  In December 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which shall expire in December 2025. During the six months ended June 30, 2025, we repurchased 4,091 shares of our Series A Common Stock, with an average price of $4.53 per share, including a commission of $0.025 per share, for a total cost of $18,552 for the Series A Common Stock. During the six months ended June 30, 2025, the Company repurchased 22,259 shares of our Series D Preferred Stock at an average price of approximately $14.73 per share, including a commission of $0.035 per share, for a total cost of $327,787 for the Series D Preferred Stock. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost.

Tender Offer.

On April 8, 2025, we commenced the Offer, a fixed price self-tender offer to purchase for cash all odd lots plus up to 200,000 shares of the Company’s Series A common stock, par value $0.01 per share, properly tendered and not properly withdrawn prior to the expiration date, subject to the Company’s ability to increase the number of shares accepted for payment in the Offer by up to 2% of the Company’s outstanding common stock (resulting in an increase of up to approximately 28,308 shares) without amending or extending the Offer in accordance with rules promulgated by the SEC, at $6.80 per share, net to the seller in cash, less any applicable withholding taxes and without interest.  The Offer expired at 11:59 P.M., New York City time, on May 5, 2025. Based on the final count by the depositary for the Offer, 214,412 shares of Class A common stock were validly and successfully tendered and not properly withdrawn, including tenders of shares for which the tender was defective but for which the Company waived such defects. Pursuant to the terms of the Offer, the Company accepted for purchase 214,412 shares of Class A common stock, including 1,209 odd lot shares. Total cash required to complete the tender offer was approximately $1,458,000, excluding fees and expenses related to the Offer.  We believe that the tender offer provided an efficient mechanism to provide our stockholders who desired immediate liquidity with the opportunity to tender shares at a favorable price relative to the current market price and without incurring broker’s fees associated with most secondary market sales, while also providing a benefit to those stockholders who did not participate, as such stockholders automatically increased their relative percentage ownership interest in the Company and our future operations, including any liquidity events that we may have in the future.  Another purpose of the Offer was to reduce the number of our issued and outstanding shares and to reduce or eliminate all of our odd lots.  Overall, we believe that the Offer was a prudent use of our financial resources given our business profile, capital structure, assets and liabilities.

Cash Dividends on Common Stock and Preferred Stock. For the six months ended June 30, 2025 and 2024 the Company did not declare a cash dividend on shares of Series A Common Stock. For the six months ended June 30, 2025 and 2024 the Company declared and paid approximately $1.2 million and $1.1 million, respectively, in cash dividends on shares of Series D Preferred Stock. Cash permitting, the Company intends to continue to pay dividends on a monthly basis to holders of our Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future dividends.  The Company has not decided when it will resume dividends to our common stockholders on a quarterly basis. The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the six months ended June 30, 2025 and 2024.

Series A Common Stock

Quarter Ended	2025	2024
	Distributions Declared	Distributions Declared
March 31	$—	$—
June 30	—	—
Total	$—	$—

Series D Preferred Stock

Month	2025	2024
	Distributions Declared	Distributions Declared
January	$0.19531	$0.19531
February	0.19531	0.19531
March	0.19531	0.19531
April	0.19531	0.19531
May	0.19531	0.19531
June	0.19531	0.19531
Total	$1.17186	$1.17186

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

During our Annual Meeting of Stockholders, held on    June 1, 2023, the Company's 2017 Incentive Award Plan was amended to increase the available shares for issuance from 250,000 to 350,000 and add an evergreen provision to, on April 1st and October 1st of each year, automatically increase the maximum number of shares of common stock available under the plan to 15% of the Company's outstanding shares of common stock, if on such date 350,000 (as adjusted for any reverse splits) is less than 15% of the Company's then-outstanding shares of common stock.  At the Company’s 2025 Annual Meeting of Stockholders, held on June  2, 2025, the Company’s 2017 Incentive Award Plan was amended and restated to (i) increase the number of shares available for issuance thereunder to 450,000 from 350,000 shares of common stock and (ii) revise the plan’s evergreen provision to, on April 1st and October 1st of each year, automatically increase the maximum number of shares of common stock available under the plan to 15% of the Company’s outstanding shares of common stock, if on such date 450,000 shares constitute less than 15% of the Company’s then-outstanding shares of common stock.

A summary of the activity for the Company's restricted stock was as follows:

Outstanding shares:	Common Shares

Balance at December 31, 2024	117,081
Granted	97,800
Forfeited	-
Vested	(6,326)
Balance at June 30, 2025	208,555

The non-vested restricted shares outstanding as of June 30, 2025, will vest over the next one to three years.  As of  June 30, 2025, there were approximately 23,494 shares available to grant under the Company's 2017 Incentive Award Plan. Share-based compensation expense was approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2025, respectively.  Share-based compensation expense was approximately $0.3 million and $0.9 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, future unrecognized stock compensation related to unvested shares totaled approximately $1.4 million.

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

The following tables compare the Company’s segment activity and NOI and adjusted NOI for Model Home income to its results of operations and financial position as of and for the six months ended June 30, 2025 and 2024, respectively.  The line items listed in the below NOI tables include the significant expense considered by the CODM for cash allocations on future investments.  The Other Non-Segment & Consolidating Items represent corporate activity, the investment in Conduit, and other eliminating items for consolidation.  The information for Corporate and Other are presented to reconcile back to the consolidated statement of operations, but is not considered a reportable segment.  This includes the loss on Conduit marketable securities.

The following tables compare the Company's segment activity to its results of operations and financial position as of and for the three and six months ended June 30, 2025, and June 30, 2024:

	For the Six Months Ended June 30, 2025

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total

Rental revenue	$300,013	$4,920,507	$1,934,822	$—	$7,155,342
Recovery revenue	56,439	1,102,401	—	—	1,158,840
Other operating revenue	400	127,255	(1,326)	63,414	189,743
Total revenues	356,852	6,150,163	1,933,496	63,414	8,503,925

Rental operating costs	105,392	3,167,862	98,097	(296,103)	3,075,248
Net Operating Income (NOI)	251,460	2,982,301	1,835,399	359,517	5,428,677

Gain on Sale - Model Homes	—	—	564,258	—	564,258
Impairment of Model Homes	—	—	(117,712)	—	(117,712)

Adjusted NOI	$251,460	$2,982,301	$2,281,945	$359,517	$5,875,223

	For the Six Months Ended June 30, 2024

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total

Rental revenue	$773,696	$4,773,051	$2,351,463	$—	$7,898,210
Recovery revenue	192,372	1,023,343	—	—	1,215,715
Other operating revenue	63,174	116,143	72,904	10,457	262,678
Total revenues	1,029,242	5,912,537	2,424,367	10,457	9,376,603

Rental operating costs	296,595	3,008,035	82,936	(331,494)	3,056,072
Net Operating Income (NOI)	732,647	2,904,502	2,341,431	341,951	6,320,531

Gain on Sale - Model Home	—	—	2,829,998	—	2,829,998
Impairment of Model Homes	—	—	(196,793)	—	(196,793)

Adjusted NOI	$732,647	$2,904,502	$4,974,636	$341,951	$8,953,736

	For the Three Months Ended June 30, 2025

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total

Rental revenue	$93,574	$2,452,956	$1,019,301	$—	$3,565,831
Recovery revenue	-	715,922	—	—	715,922
Other operating revenue	-	64,893	428	31,666	96,987
Total revenues	93,574	3,233,771	1,019,729	31,666	4,378,740

Rental operating costs	4,824	1,549,497	49,940	(141,656)	1,462,605
Net Operating Income (NOI)	88,750	1,684,274	969,789	173,322	2,916,135

Gain on Sale - Model Homes	—	—	323,359	—	323,359
Impairment of Model Homes	—	—	(90,769)	—	(90,769)

Adjusted NOI	$88,750	$1,684,274	$1,202,379	$173,322	$3,148,725

	For the Three Months Ended June 30, 2024

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total

Rental revenue	$390,812	$2,408,910	$1,107,631	$—	$3,907,353
Recovery revenue	84,441	482,404	—	—	566,845
Other operating revenue	600	59,703	47,784	4,256	112,343
Total revenues	475,853	2,951,017	1,155,415	4,256	4,586,541

Rental operating costs	156,640	1,462,471	41,706	(168,322)	1,492,495
Net Operating Income (NOI)	319,213	1,488,546	1,113,709	172,578	3,094,046

Gain on Sale - Model Home	—	—	811,903	—	811,903
Impairment of Model Homes	—	—	(101,245)	—	(101,245)

Adjusted NOI	$319,213	$1,488,546	$1,824,367	$172,578	$3,804,704

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

The CODM reviews on a regular basis the GAAP performance of each segment, including the significant segment expenses reported for GAAP shown in the table below. Our significant segment expenses include consolidated expense categories presented in our consolidated statements of operations, as well as rental operating costs.  This information is provided to the CODM and factors into the CODM’s decision making for company-wide strategy. The following tables compare the Company’s segment activity and to its results of GAAP operations and financial position as of and for the six months ended June 30, 2025 and 2024, respectively.  The information for Corporate and Other are presented to reconcile back to the consolidated statement of operations, but is not considered a reportable segment as noted above.

	For the Six Months Ended June 30, 2025

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total
Revenues:
Rental income	$356,452	$6,022,908	$1,934,822	$—	$8,314,182
Fees and other income	400	127,255	(1,326)	63,414	189,743
Total revenue	356,852	6,150,163	1,933,496	63,414	8,503,925
Costs and expenses:
Rental operating costs	105,392	3,167,862	98,097	(296,103)	3,075,248
General and administrative	—	16,850	417,895	2,450,889	2,885,634
Depreciation and amortization	54,617	1,954,744	443,967	2,468	2,455,796
Impairment of goodwill and real estate assets	—	4,226,620	117,712	—	4,344,332
Total costs and expenses	160,009	9,366,076	1,077,671	2,157,254	12,761,010
Other income (expense):
Interest expense - mortgage notes	(198,039)	(1,813,284)	(974,346)	(2,672)	(2,988,341)
Interest and other income, net	—	—	15	10,339	10,354
Net loss in Conduit Pharmaceuticals marketable securities (see footnote 9)	—	—	—	(184,459)	(184,459)
Gain on sales of real estate, net	4,213,068	—	564,259	—	4,777,327
Income tax (expense) benefit	—	—	(52,481)	23,980	(28,501)
Total other income (expense), net	4,015,029	(1,813,284)	(462,553)	(152,812)	1,586,380
Net income (loss)	4,211,872	(5,029,197)	393,272	(2,246,652)	(2,670,705)
Less: Income attributable to noncontrolling interests	—	(29,614)	(310,854)	—	(340,468)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$4,211,872	$(5,058,811)	$82,418	$(2,246,652)	$(3,011,173)

	For the Six Months Ended June 30, 2024

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total
Revenues:
Rental income	$966,068	$5,796,394	$2,351,463	$—	$9,113,925
Fees and other income	63,174	116,143	72,904	10,457	262,678
Total revenue	1,029,242	5,912,537	2,424,367	10,457	9,376,603
Costs and expenses:
Rental operating costs	296,595	3,008,035	82,936	(331,494)	3,056,072
General and administrative	—	—	444,669	3,842,697	4,287,366
Depreciation and amortization	237,878	1,938,072	517,170	9,268	2,702,388
Impairment of goodwill and real estate assets	—	—	196,793	—	196,793
Total costs and expenses	534,473	4,946,107	1,241,568	3,520,471	10,242,619
Other income (expense):
Interest expense - mortgage notes	(289,488)	(1,692,231)	(1,056,702)	(2,630)	(3,041,051)
Interest and other income, net	—	—	15	9,837	9,852
Net gain in Conduit Pharmaceuticals marketable securities (see footnote 9)	—	—	—	(13,888,667)	(13,888,667)
Gain on sales of real estate, net	—	—	2,829,998	—	2,829,998
Income tax (expense) benefit	—	—	(139,107)	(21,479)	(160,586)
Total other income (expense), net	(289,488)	(1,692,231)	1,634,204	(13,902,939)	(14,250,454)
Net income (loss)	205,281	(725,801)	2,817,003	(17,412,953)	(15,116,470)
Less: Income attributable to noncontrolling interests	—	(61,194)	(1,912,039)	—	(1,973,233)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$205,281	$(786,995)	$904,964	$(17,412,953)	$(17,089,703)

	For the Three Months Ended June 30, 2025

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total
Revenues:
Rental income	$93,574	$3,168,878	$1,019,301	$—	$4,281,753
Fees and other income	-	64,893	428	31,666	96,987
Total revenue	93,574	3,233,771	1,019,729	31,666	4,378,740
Costs and expenses:
Rental operating costs	4,824	1,549,497	49,940	(141,656)	1,462,605
General and administrative	—	—	187,935	1,035,723	1,223,658
Depreciation and amortization	22,928	955,575	231,954	1,234	1,211,691
Impairment of goodwill and real estate assets	—	4,226,620	90,769	—	4,317,389
Total costs and expenses	27,752	6,731,692	560,598	895,301	8,215,343
Other income (expense):
Interest expense - mortgage notes	(39,942)	(921,953)	(514,636)	(1,339)	(1,477,870)
Interest and other income, net	—	—	8	5,198	5,206
Net loss in Conduit Pharmaceuticals marketable securities (see footnote 9)	—	—	—	(7,802)	(7,802)
Gain on sales of real estate, net	—	—	323,359	—	323,359
Income tax (expense) benefit	—	—	(30,309)	(23,601)	(53,910)
Total other income (expense), net	(39,942)	(921,953)	(221,578)	(27,544)	(1,211,017)
Net income (loss)	25,880	(4,419,874)	237,553	(891,179)	(5,047,620)
Less: Income attributable to noncontrolling interests	—	(11,655)	(217,250)	—	(228,905)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$25,880	$(4,431,529)	$20,303	$(891,179)	$(5,276,525)

	For the Three Months Ended June 30, 2024

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total
Revenues:
Rental income	$475,253	$2,891,314	$1,107,631	$—	$4,474,198
Fees and other income	600	59,703	47,784	4,256	112,343
Total revenue	475,853	2,951,017	1,155,415	4,256	4,586,541
Costs and expenses:
Rental operating costs	156,640	1,462,471	41,706	(168,322)	1,492,495
General and administrative	—	—	236,747	1,966,169	2,202,916
Depreciation and amortization	120,585	985,733	240,556	4,496	1,351,370
Impairment of goodwill and real estate assets	—	—	101,245	—	101,245
Total costs and expenses	277,225	2,448,204	620,254	1,802,343	5,148,026
Other income (expense):
Interest expense - mortgage notes	(144,576)	(881,309)	(498,591)	(1,369)	(1,525,845)
Interest and other income, net	—	—	8	5,198	5,206
Net gain in Conduit Pharmaceuticals marketable securities (see footnote 9)	—	—	—	(10,027,433)	(10,027,433)
Gain on sales of real estate, net	—	—	811,903	—	811,903
Income tax (expense) benefit	—	—	(53,484)	(27,537)	(81,021)
Total other income (expense), net	(144,576)	(881,309)	259,836	(10,051,141)	(10,817,190)
Net income (loss)	54,052	(378,496)	794,997	(11,849,228)	(11,378,675)
Less: Income attributable to noncontrolling interests	—	(37,040)	(432,325)	—	(469,365)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$54,052	$(415,536)	$362,672	$(11,849,228)	$(11,848,040)

	June 30,	December 31,
Assets by Reportable Segment:	2025	2024
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$69,162,017	$74,425,180
Total assets (2)	$70,228,381	$76,292,662
Model Home Properties:
Land, buildings and improvements, net (1)	$40,850,511	$37,416,000
Total assets (2)	$41,464,138	$38,166,964
Retail Properties:
Land, buildings and improvements, net (1)	$4,554,707	$15,743,789
Total assets (2)	$4,703,901	$16,673,605
Reconciliation to Total Assets:
Total assets for reportable segments	$116,396,420	$131,133,231
Corporate and other assets:
Cash, cash equivalents and restricted cash	1,243,312	564,922
Other assets, net	10,760,681	10,871,497
Total Assets	$128,400,413	$142,569,650

(1)	Includes lease intangibles.

(2)

Includes land, buildings and improvements, cash, cash equivalents, and restricted cash, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	For the Six Months Ended June 30,
Capital Expenditures by Reportable Segment	2025	2024
Office/Industrial Properties:
Capital expenditures and tenant improvements, office	$709,531	$1,010,815
Model Home Properties:
Acquisition of operating properties, model home	9,444,465	5,740,918
Retail Properties:
Capital expenditures and tenant improvements, retail	—	203,121
Totals:
Acquisition of operating properties, net	9,444,465	5,740,918
Capital expenditures and tenant improvements	709,531	1,213,936
Total real estate investments	$10,153,996	$6,954,854

14. INCOME TAX PROVISION

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2000. As a REIT, U.S. federal income tax law generally requires us to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that we pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. We are also subject to U.S. federal, state and local income taxes on our domestic taxable REIT subsidiaries (""TRS"") based on the tax jurisdictions in which they operate.

During the six months ended June 30, 2025 and 2024, we recorded a current income tax provision (benefit) of $28,501 and $160,586, respectively, related to activities of our taxable REIT subsidiaries. There was a $298,644 income tax asset related to the operating activities of our TRS entities as of June 30, 2025 and December 31, 2024, respectively.

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

In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted the disclosures on a prospective basis which did not create a material impact to our consolidated financial statements.

15. RELATED PARTY

During the three and six months ended June 30, 2025 and three and six months ended June 30, 2024, the Company leased portions of its corporate headquarters to Puppy Toes, Inc., a company owned by the Chief Executive Officer and his wife, and to Centurion Counsel, Inc., which is owned by Puppy Toes, Inc. Rent billed to these entities from the Company totaled $3,378 and $6,755 for three and six months ended June 30, 2025, respectively, and $2,688 and $5,376 for three and six months ended June 30, 2024, respectively.

Additionally, we received full payroll reimbursement for employee services provided to Centurion Counsel and Puppy Toes, Inc. during the six months ended June 30, 2025 and 2024, which totaled approximately $65,212 and $75,715, respectively. These reimbursements were at cost and were not marked up or discounted. As of June 30, 2025 and December 31, 2024, we had reimbursement receivable balances of approximately $1,104 and $12,376 which were paid in full during July 2025 and January 2024, respectively.

During the six months ended June 30, 2024, the Company used the services of a former officer and director, Larry Dubose, for consulting on our Model Home Partnerships, and the setup of Dubose Model Home Investors #207. The Company paid Mr. Dubose a total of $153,750 in consulting payments for the six months ended June 30, 2024.  Additionally, a trust controlled by Mr. Dubose is an investor in many of our Model Home Partnerships, and as such received pro-rata distributions and return of capital payments during the six months ended June 30, 2024, totaling $86,520. During the six months ended June 30, 2025, the Company paid Mr. Dubose $25,000 in consulting fees and $7,599 in pro-rata distributions and return of capital payments.  Mr. Dubose is the father-in-law of Steve Hightower, the President of our Model Home Division and a director.

For the fiscal year ended December 31, 2024, the Company paid to Mr. Dubose, inclusive of the payments made in the quarter ended March 31, 2024 described above, $191,250.  Through his ownership of a trust that is an investor in many of our Model Home Partnerships, Mr. Dubose received pro-rata distributions and return of capital payments of $101,889 during the year ended December 31, 2024, inclusive of pro-rata distributions and return of capital payments received in the six months ended June 30, 2024 described above.

16. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than those disclosed below.

On July 8, 2025, the Company declared a dividend on its 9.375% Series D Cumulative Redeemable Perpetual Preferred Stock (the “Series D Preferred Stock”) for the months of July 2025, August 2025 and September 2025.  In accordance with the terms of the Series D Preferred Stock, the July 2025 Series D dividend will be payable in cash in the amount of $0.19531 per share on August 15, 2025, to stockholders of record of Series D Preferred Stock as of the dividend record date of July 31, 2025. The August 2025 Series D dividend will be payable in cash in the amount of $0.19531 per share on September 15, 2025, to stockholders of record of Series D Preferred Stock as of the dividend record date of August 31, 2025. The September 2025 Series D dividend will be payable in cash in the amount of $0.19531 per share on October 15, 2025, to stockholders of record of Series D Preferred Stock as of the dividend record date of September 30, 2025.

On July 14, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”) for the purpose of raising approximately $2.05 million in gross proceeds for the Company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell in a registered direct offering (the “Offering”), (i) 140,000 shares (the “Public Shares”) of its Series A Common Stock  and (ii) pre-funded warrants to purchase up to 30,830 shares (the “Pre-Funded Warrant Shares”) of Series A Common Stock (the “Pre-Funded Warrants”). Each Public Share and accompanying Pre-Funded Warrant were sold together at a combined offering price of $12.00. The Pre-Funded Warrants were immediately exercisable at a nominal exercise price of $0.0001 and were exercised on July 14, 2025 in full.

The closing of the sales of the Securities pursuant to the Purchase Agreement occurred on  July 15, 2025, subject to customary closing conditions. The net proceeds to the Company after deducting the Placement Agent’s fees and the Company’s estimated offering expenses are expected to be approximately $1.7 million. The Company intends to use the net proceeds from the Offering for working capital and for other general corporate purposes including to potentially acquire additional properties.

In addition, in connection with the Purchase Agreement, the Company and the Purchaser entered into an Amendment to Series A Common Stock Purchase Warrants (the “Amendment”). The Amendment amends certain warrants to purchase 200,000 shares of Series A Common Stock purchased by the Purchaser on July 14, 2021 to (i) reduce the exercise price to $12.00 per share from $55 per share and (ii) extend the termination date to July 16, 2030 from July 16, 2026. Pursuant to the Stock Purchase Agreement, the Company agreed to file a resale registration statement to register the shares of Series A Common Stock underlying such warrants within 30 days of the closing of the offering and to cause the registration statement to go effective within 60 days of the closing.

Pursuant to the terms of the Purchase Agreement and subject to certain exceptions as set forth in the Purchase Agreement, for a period of 15 days after the closing of the offering, the Company may not, without the prior written consent of the Placement Agent and the Purchaser and subject to certain exceptions, (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any Series A Common Stock or common stock equivalent or (ii) file any registration statement or any amendment or supplement thereto. In addition, pursuant to the terms of the Purchase Agreement, for a period of 60 days after the closing of the offering, the Company shall be prohibited from effecting or entering into an agreement to effect any variable rate transaction, with the exceptions that (i) the Company may enter into an at-the-market sales facility with the Placement Agent; (ii) file a registration statement with respect to an at-the-market sales facility with the Placement Agent; and (iii) beginning 30 days after closing, may make sales pursuant to an at-the-market sales facility with the Placement Agent.

On August 6, 2024, the Company refinanced the mortgage loan on our Genesis Plaza property, and entered into a loan agreement for $6.25 million, a term of four years, with an interest rate of 7.07%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our 2024 year end Annual Report.

We may refer to the three months ended June 30, 2025 and June 30, 2024, as the "2025 Quarter" and the "2024 Quarter," respectively.

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

OVERVIEW

The Company operates as an internally managed, diversified REIT, with primary holdings in office, industrial, retail, and triple-net leased model home properties. In October 2017, we changed our name from "NetREIT, Inc." to "Presidio Property Trust, Inc." The Company acquires, owns, and manages a geographically diversified portfolio of real estate assets, including office, industrial, retail and model home residential properties leased to homebuilders located in the United States. As of June 30, 2025, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial property ("Office/Industrial Properties"), which total approximately 758,175 rentable square feet;

•	One retail building (“Retail Property”) with approximately 10,500 rentable square feet; and

•

87 model home residential properties ("Model Homes" or "Model Home Properties"), totaling approximately 260,227 square feet, leased back on a triple-net basis to homebuilders that are owned by four affiliated limited partnerships and one wholly-owned corporation, all of which we control.

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

SIGNIFICANT TRANSACTIONS IN 2025 AND 2024

Acquisitions during the six months ended June 30, 2025

•	The Company acquired 22 model homes for approximately $9.4 million. The purchase price was paid through cash payments of approximately $2.8 million and mortgage notes of approximately $6.6 million.

Acquisitions during the six months ended June 30, 2024

•	The Company acquired 12 model homes for approximately $5.7 million. The purchase price was paid through cash payments of approximately $1.7 million and mortgage notes of approximately $4.0 million.

Dispositions during the six months ended June 30, 2025

•	On February 7, 2025, the Company sold two commercial properties, Union Town Center and Research Parkway, to a single buyer for approximately $17.0 million and recognized a net gain of approximately $4.2 million, net of closing costs.

•	The Company sold 13 model homes for approximately $5.9 million, net of sales costs, and recognized a gain of approximately $0.6 million.

Dispositions during the six months ended June 30, 2024

•	The Company sold 42 model homes for approximately $20.1 million, net of sales costs, and recognized a gain of approximately $2.8 million.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED June 30, 2025 and 2024

Revenues. Total revenues were approximately $4.4 million for the three months ended June 30, 2025, compared to approximately $4.6 million for the same period in 2024.  As of June 30, 2025, we had approximately $114.6 million in net real estate assets including 87 model homes, compared to approximately $130.9 million in net real estate assets including 80 model homes at June 30, 2024.  The average number of model homes held during the three months ended June 30, 2025 and 2024 was 85 and 84, respectively. The change in revenue is directly related to the decrease in commercial real estate rental income during the current period, from the sale of our two commercial properties on February 7, 2025.

Rental Operating Costs. Rental operating costs totaled approximately$1.5 million for the three months ended June 30, 2025, compared to approximately $1.5 million for the same period in 2024. Rental operating costs as a percentage of total revenue was approximately 33% for both the three months ended June 30, 2025 and 2024, respectively.  We expect rental operating costs to go down in future quarters due to the sale of our retail properties UTC and Research Parkway during February 2025; however, if we purchase additional properties, our rental operating costs will increase.

General and Administrative Expenses. G&A expenses for the three months ended June 30, 2025 and 2024 totaled approximately $1.2 million and $2.2 million, respectively. G&A expenses as a percentage of total revenue was 27.9% and 48.0% for the three months ended June 30, 2025 and 2024, respectively.  G&A expenses for the three months ended June 30, 2025 decreased by approximately $1.0 million  partially related to consulting fees in 2024 and additional legal fees related to Zuma Capital Management, LLC (Zuma Capital"), which was not repeated in 2025.  During the three months ended June 30, 2025, we also reduced our accrual for board fees by $130,000, as cash payments were replaced with stock compensation, and we reduced our accrual for income tax preparation fees.

Depreciation and Amortization. Depreciation and amortization expense was approximately$1.2 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively, directly related to the decrease in commercial real estate rental income during the current period, from the sale of our two commercial properties on February 7, 2025.

Asset Impairments. We review the carrying value of each of our real estate properties regularly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three months ended June 30, 2025 and 2024, we recognized non-cash impairment charges of approximately $0.1 million related to one model home property and approximately $0.1 million related to four model homes, respectively, based on estimated selling prices.  Additionally, during the three months ended June 30, 2025, in connection with the pending sale of Dakota Center, we have impaired the property’s book value and recorded an impairment charge of approximately $3.3 million, with the short sale expected to take place during the third quarter of 2025, which will include a discounted payoff for the non-recourse loan.  We also recorded an impairment charge of approximately $0.9 million, on our Shea Center II property, based on current market conditions, occupancy rates, and the estimated hold period of the property.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges was approximately $1.5 million for the three months ended June 30, 2025, compared to approximately $1.5 million for the same period in 2024. The weighted average interest rate on our outstanding debt was 5.90% and 5.38% as of June 30, 2025 and 2024, respectively.  Mortgage notes payable totaled approximately $95.4 million and $102.0 million as of June 30, 2025 and 2024, respectively.  The decrease in mortgage notes payable is a direct result of the sale of our two commercial properties during February 2025 and the change in the number of model homes.

Gain on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2025 and 2024" above for further detail.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the three months ended June 30, 2025 and 2024 totaled approximately $0.2 million and $0.5 million, respectively.  This was directly related to the gain on sales of model homes held by our affiliated limited partnerships.

Loss on Conduit remeasurement. As of June 30, 2025, we had sold our remaining 29,431 shares of CDT for $13,990, and held 709,000 public common stock warrants of CDTTW, and 540,000 private common stock warrants, with a combined value of approximately $7,728.  Conduit's public common stock warrants (CDTTW) and Private CDT Warrants presented on the consolidated balance sheets were measured at fair value using Level 1 and Level 3 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. During the three months ended June 30, 2025, we recorded a loss on Conduit's marketable securities of $7,802, compared to a loss of approximately $10.0 million during the three months ended June 30, 2024.

RESULTS OF OPERATIONS FOR THE six MONTHS ENDED June 30, 2025 and 2024

Revenues. Total revenues were approximately $8.5 million for the six months ended June 30, 2025, compared to approximately $9.4 million for the same period in 2024.  As of June 30, 2025, we had approximately $114.6 million in net real estate assets including 87 model homes, compared to approximately $130.9 million in net real estate assets including 80 model homes at June 30, 2024.  The average number of model homes held during the six months ended June 30, 2025 and 2024 was 83 and 93, respectively. The change in revenue is directly related to the decrease in model home rental income and transaction fees during the current period, and the sale of our two commercial properties on February 7, 2025.

Rental Operating Costs. Rental operating costs totaled approximately $3.1 million for the six months ended June 30, 2025, compared to approximately $3.1 million for the same period in 2024. Rental operating costs as a percentage of total revenue was 36.2% and 32.6% for the six months ended June 30, 2025 and 2024, respectively.  We expect rental operating costs to go down in future quarters due to the sale of our retail properties UTC and Research Parkway during February 2025; however, if we purchase additional properties, our rental operating costs will increase.

General and Administrative Expenses. G&A expenses for the six months ended June 30, 2025 and 2024 totaled approximately $2.9 million and $4.3 million, respectively. G&A expenses as a percentage of total revenue was 33.9% and 45.7% for the six months ended June 30, 2025 and 2024, respectively.  G&A expenses for the six months ended June 30, 2025 decreased by approximately $1.4 million  partially related to consulting fees in 2024 including a one-time payment for the setup of DMH 207, and additional legal fees related to Zuma Capital Management, LLC (Zuma Capital"), which was not repeated in 2025.  Additionally, during the six months ended June 30, 2025, we also reduced our accrual for board fees by $130,000, as cash payments were replaced with stock compensation, our accrual for income tax preparation fees, and companywide bonus accruals were down approximately $127,000.

Depreciation and Amortization. Depreciation and amortization expense was approximately $2.5 million and $2.7 million for the six months ended June 30, 2025 and 2024, respectively.

Asset Impairments. We review the carrying value of each of our real estate properties regularly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the six months ended June 30, 2025 and 2024, we recognized non-cash impairment charges of approximately $0.1 million and $0.2 million, respectively, related to model homes properties, based on estimated selling prices.  Additionally, during the six months ended June 30, 2025, in connection with the pending sale of Dakota Center, we have impaired the property’s book value and recorded an impairment charge of approximately $3.3 million, with the short sale expected to take place during the third quarter of 2025, which will include a discount payoff for the non-recourse loan.  We also recorded an impairment charge of approximately $0.9 million, on our Shea Center II property, based on current market conditions, occupancy rates, and the estimated hold period of the property.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges was approximately $3.0 million for the six months ended June 30, 2025, compared to approximately $3.0 million for the same period in 2024. The weighted average interest rate on our outstanding debt was 5.90% and 5.38% as of June 30, 2025 and 2024, respectively.  Mortgage notes payable totaled approximately $95.4 million and $102.3 million as of June 30, 2025 and 2024, respectively.  The decrease in mortgage notes payable is a direct result of the sale of our two commercial properties during February 2025 and the change in the number of model homes.

Gain on Sale of Real Estate Assets, net.  The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. S ee "Significant Transactions in 2025 and 2024 " above for further detail.

Income allocated to non-controlling interests.  Income allocated to non-controlling interests for the six months ended June 30, 2025  and  2024  totaled approximately $0.3 million and $2.0 million, respectively.  This was directly related to the gain on sales of model homes held by  our affiliated limited partnerships.

Loss on Conduit remeasurement. As of June 30, 2025, we had sold our remaining 29,431 shares of CDT for $13,990, and held 709,000 public common stock warrants of CDTTW, and 540,000 private common stock warrants, with a combined value of approximately  $7,728.  Conduit's public common stock warrants (CDTTW) and Private CDT Warrants presented on the consolidated balance sheets were measured at fair value using Level 1 and Level 3 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. During the six months ended  June 30, 2025, we recorded a loss on Conduit's marketable securities of $184,459, compared to a loss of approximately $13.9 million during the six months ended  June 30, 2024.

Geographic Diversification Tables

The following tables show a list of commercial properties owned by the Company grouped by state and geographic region as of June 30, 2025:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	1	57,807	7.5%	$1,548,723	14.8%
Colorado	3	269,503	35.1%	4,238,114	40.4%
Maryland	1	31,752	4.1%	739,050	7.1%
North Dakota	4	399,113	51.9%	3,605,054	34.4%
Texas	1	10,500	1.4%	349,546	3.3%
Total	10	768,675	100.0%	$10,480,487	100.0%

The following tables show a list of our Model Home properties by geographic region as of June 30, 2025:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate of Aggregate % Annual Rent
Alabama	10	23,835	9.2%	$347,064	9.2%
Arizona	2	6,822	2.6%	$149,196	3.9%
Tennessee	2	5,534	2.1%	$89,304	2.4%
Texas	73	224,036	86.1%	$3,207,360	84.5%
Total	87	260,227	100.0%	$3,792,924	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings from our model home lines of credit, and the sale of our equity or issuance of debt securities or bonds.   Our cash and restricted cash at June 30, 2025 was approximately $7.3 million. Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. We also are actively seeking model home investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders. Future principal payments due on mortgage notes payable, during the last three quarters of  2025 and in the year ending December 31, 2026 total approximately $24.4 million and $19.7 million, respectively, of which $3.7 million in 2025 and $3.0 million in 2026 are related to model home properties. See Note 7. Mortgage Notes Payable, in Part I - Financial Information for additional information on the Dakota Center loan that matured on July 6, 2024. Management expects certain model home properties can be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes can be refinanced, as the Company has historically been able to do in the past with all model home properties. Additional principal payments will be made with cash flows from ongoing operations.

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

While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which expired in November 2024.  In December 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which shall expire in December 2025. During the six months ended June 30, 2025, we repurchased 4,091 shares of our Series A Common Stock, with an average price of $4.53 per share, including a commission of $0.025 per share, for a total cost of $18,552 for the Series A Common Stock. During the six months ended June 30, 2025, the Company repurchased 22,259 shares of our Series D Preferred Stock at an average price of approximately $14.73 per share, including a commission of $0.035 per share, for a total cost of $327,787 for the Series D Preferred Stock. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost.

There can be no assurance that the Company will refinance loans, take out additional financing or that capital will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans, reduce certain discretionary spending or even sell properties, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. We believe that cash on hand, cash flow from our existing portfolio, distributions from joint ventures in Model Home Partnerships and property sales during 2024 and 2025 will be sufficient to fund our operating costs, planned capital expenditures and required dividends for at least the next twelve months. If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we plan to fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, issuance of debt instruments, additional investors, or we may reduce or suspend the rate of dividends to our stockholders.

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

For the six months ended June 30, 2025 and 2024, the Company did not declare a cash dividend on shares of Series A Common Stock. For the six months ended June 30, 2025 and 2024, the Company declared and paid approximately $1.2 million and $1.1 million, respectively, in cash dividends on shares of Series D Preferred Stock. Cash permitting, the Company intends to continue to pay dividends on a monthly basis to holders of our Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future dividends.  The Company has not decided when it will resume dividends to our common stockholders on a quarterly basis. The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the six months ended June 30, 2025 and 2024.

Series A Common Stock:

Quarter Ended	2025	2024
	Distributions Declared	Distributions Declared
March 31	$—	$—
June 30	—	—
Total	$—	$—

Series D Preferred Stock:

Month	2025	2024
	Distributions Declared	Distributions Declared
January	$0.19531	$0.19531
February	0.19531	0.19531
March	0.19531	0.19531
April	0.19531	0.19531
May	0.19531	0.19531
June	0.19531	0.19531
Total	$1.17186	$1.17186

Cash Equivalents and Restricted Cash

At June 30, 2025 and December 31, 2024, we had approximately $7.3 million and $8.0 million  in cash equivalents, respectively, including $3.6 million and $5.0 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts, short-term bonds and cash held in bank accounts at third-party institutions. During 2025 and 2024, we did not experience any loss or lack of access to our cash or cash equivalents.  Approximately $1.5 million to 2.0 million of our cash balance is intended for capital expenditures on existing properties, net of any construction financing (some of which is held in deposits reserve accounts by our lenders) during the rest of the year. We intend to use the remainder of our existing cash and cash equivalents for asset/property acquisitions, reduction of principal debt, general corporate purposes, common stock repurchases (if market conditions are met), or dividends to our stockholders.

On July 14, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”) for the purpose of raising approximately $2.05 million in gross proceeds for the Company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell in a registered direct offering (the “Offering”), (i) 140,000 shares (the “Public Shares”) of its Series A Common Stock  and (ii) pre-funded warrants to purchase up to 30,830 shares (the “Pre-Funded Warrant Shares”) of Series A Common Stock (the “Pre-Funded Warrants”). Each Public Share and accompanying Pre-Funded Warrant were sold together at a combined offering price of $12.00. The Pre-Funded Warrants were immediately exercisable at a nominal exercise price of $0.0001 and were exercised on July 14, 2025 in full.

The closing of the sales of the Securities pursuant to the Purchase Agreement occurred on July 15, 2025, subject to customary closing conditions. The net proceeds to the Company after deducting the Placement Agent’s fees and the Company’s estimated offering expenses are expected to be approximately $1.7 million. The Company intends to use the net proceeds from the offering for working capital and for other general corporate purposes including to potentially acquire additional properties.

In addition, in connection with the Purchase Agreement, the Company and the Purchaser entered into an Amendment to Series A Common Stock Purchase Warrants (the “Amendment”). The Amendment amends certain warrants to purchase 200,000 shares of Series A Common Stock purchased by the Purchaser on July 14, 2021 to (i) reduce the exercise price to $12.00 per share from $55 per share and (ii) extend the termination date to July 16, 2030 from July 16, 2026. Pursuant to the Stock Purchase Agreement, the Company agreed to file a resale registration statement to register the shares of Series A Common Stock underlying such warrants within 30 days of the closing of the offering and to cause the registration statement to go effective within 60 days of the closing.

Secured Debt

As of June 30, 2025, all our commercial properties, except 300 N.P. which has no debt, had fixed-rate mortgage notes payable in the aggregate principal amount of  $67.0 million, collateralized by a total of nine commercial properties with loan terms at issuance ranging from 5 to 10 years. The weighted-average interest rate on these mortgage notes payable as of June 30, 2025, was approximately 5.38%, and our debt to estimated market value for our commercial properties was approximately  67.2%.  During the next 12 months, three of our commercial property loans, totaling approximately $28.1 million, will mature, with an estimated combined loan to value of approximately 68.9% as of June 30, 2025. The non-recourse loan on the Dakota Center property matured on July 6, 2024.  During December 2024, the lender agreed to the broker the Company would use to sell the property to settle the non-recourse debt.  As of June 30, 2025, the property was included in the real estate assets held for sale, net on the consolidated balance sheet. During July 2025, the lender approved a purchase offer from a third party for $5,125,000.  In connection with the pending sale, we have impaired the property’s book value and recorded an impairment charge of approximately $3.3 million as of June 30, 2025.  The sale is expected to take place during the third quarter 2025. The loan is considered non-recourse and we will not be required to make up the difference if the property sells for less than the loan balance.  See Note 4. Real Estate Assets above for further discussion on impairment of the property.  As of June 30, 2025, the property was included in the real estate assets held for sale, net on the consolidated balance sheet.

As of June 30, 2025, the Company had fixed-rate mortgage notes payable related to model homes in the aggregate principal amount of $28.4 million, collateralized by a total of 87 Model Homes.  These loans generally have a term at issuance of three to five years. As of June 30, 2025, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $326,961 and 7.13%, respectively. Our debt to estimated market value on all our model home properties is approximately 61.7%.  We have been able to refinance maturing mortgages to extend maturity dates and we have not experienced any notable difficulties financing our acquisitions.  The Company anticipates that any new mortgages used to acquire commercial properties or model homes in the near future will be at rates higher than our currently weighted average interest rate.

Cash Flow for the six months ended June 30, 2025, and June 30, 2024

Operating Activities: Net cash used in operating activities for the six months ended June 30, 2025, totaled approximately $1.0 million, as compared to cash used in operating activities of $1.3 million for the six months ended June 30, 2024. The change in net cash used in operating activities is mainly due to changes in net income, which fluctuates due to new leases, leasing renewals, tenant move outs and model home sales and acquisitions, as well as changes in non-cash addbacks or subtractions such as straight-line rent.

Investing Activities: Net cash provided by investing activities for the six months ended June 30, 2025, was approximately $11.4 million compared to approximately $13.0 million used in investing activities during the same period in 2024. The change from each period was primarily related to the sale of our commercial properties in February 2025 for approximately $16.95 million.  There were no similar commercial property sales during the six months ended June 30, 2024.  Proceeds from the sale of real estate assets total approximately $21.5 million, net of selling costs, while cash used in real estate acquisition and capital improvement totaled approximately $10.2 million, for the six months ended June 30, 2025.

We currently project that we could spend up to $1.6 million (some of which is held in deposits reserve accounts by our lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio during the next 12 months. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures in the future due to rising construction costs. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities: Net cash used in financing activities during the six months ended June 30, 2025, was $11.1 million compared to $9.6 million provided by financing activities for the same period in 2024 and was primarily due to the following activities for the six months ended June 30, 2025:

•	Proceeds from mortgage notes payable, net of issuance costs totaled approximately $6.6 million, and payment of debt issuance costs totaled approximately $0.2 million.

•	Proceeds used for the repurchase of Series A Common Stock, totaled approximately $1.5 million, including stock repurchased in the Offer.

•	Proceeds used for the repurchase of Series D Preferred Stock, totaled approximately $0.3 million.

•	Repayment of mortgage notes payable totaled approximately $14.0 million for the six months ended June 30, 2025.

•	Distributions to noncontrolling interest of approximately $0.4 million for the six months ended June 30, 2025.

•	Dividends paid to Series D Preferred Stockholders of approximately $1.2 million for the six months ended June 30, 2025.

Off-Balance Sheet Arrangements

On July 12, 2021, the Company entered into a securities purchase agreement with a single U.S. institutional investor for the purchase and sale of 100,000 shares of its Series A Common Stock, Common Stock Warrants to purchase up to 200,000 shares of Series A Common Stock and Pre-Funded Warrants to purchase up to 200,000 shares of Series A Common Stock. Each share of Common Stock and accompanying Common Stock Warrants were sold together at a combined offering price of $50.00, and each share of Common Stock and accompanying Pre-Funded Warrant were sold together at a combined offering price of $49.90. The Pre-Funded Warrants were exercised in full during August 2021 at a nominal exercise price of $0.10 per share. The Common Stock Warrants had an exercise price of $55.00 per share, exercisable upon issuance and will expire five years from the date of issuance. In July 2025 the exercise price was adjusted to $12.00 per share and the term of the warrants extended to July 16, 2030.

In connection with Series A Common Stock offering in July 2021, we agreed to issue the Placement Agent Warrants to purchase up to 8,000 shares of Series A Common Stock, representing 4.0% of the Series A Common Stock and shares of Series A Common Stock issuable upon exercise of the Pre-Funded Warrants.  The Placement Agent Warrants were issued in August 2021, post exercise of the Pre-Funded Warrants with an exercise price of $62.50 and will expire five years from the date of issuance.

Common Stock Warrants:

If all the potential Common Stock Warrants outstanding at June 30, 2025, were exercised at the price of $12 per share, gross proceeds to us would be approximately $2.4 million and we would as a result issue an additional 200,000 shares of common stock.

Placement Agent Warrants:

If all the potential Placement Agent Warrants outstanding at June 30, 2025, were exercised at the price of $62.50 per share, gross proceeds to us would be approximately $0.5 million and we would as a result issue an additional 8,000 shares of common stock.

January 14, 2022, was the record date with respect to the distribution of five-year listed warrants (the “Series A Warrants”).  The Series A Warrants and the shares of common stock issuable upon the exercise of the Series A Warrants were registered on a registration statement that was filed with the SEC and was declared effective January 21, 2022. The Series A Warrants commenced trading on the Nasdaq Capital Market under the symbol “SQFTW” on January 24, 2022 and were distributed on that date to persons who held shares of common stock and existing outstanding warrants as of the January 14, 2022 record date, or who acquired shares of common stock in the market following the record date, and who continued to hold such shares at the close of trading on January 21, 2022. The Series A Warrants give the holder the right to purchase one share of common stock at $70.00 per share, for a period of five years. Should warrant holders not exercise the Series A Warrants during that holding period, the Series A Warrants will automatically convert to 1/100 of a common share at expiration, rounded down to the nearest number of whole shares.

Series A Warrants:

If all the potential Series A Warrants outstanding at June 30, 2025, were exercised at the price of $70.00 per share, gross proceeds to us would be approximately $101.2 million and we would as a result issue an additional 1,445,007 shares of common stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Repurchase Program. While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which expired in November 2024.  In December 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which shall expire in December 2025. During the six months ended June 30, 2025, we repurchased 4,091 shares of our Series A Common Stock, with an average price of $4.53 per share, including a commission of $0.025 per share, for a total cost of $18,552 for the Series A Common Stock. During the six months ended June 30, 2025, the Company repurchased 22,259 shares of our Series D Preferred Stock at an average price of approximately $14.73 per share, including a commission of $0.035 per share, for a total cost of $327,787 for the Series D Preferred Stock. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost.

Stock repurchases for Series A Common Stock.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2025	—	$—	—	$5,956,977
May 2025 (1)	214,412	6.80	—	5,956,977
June 2025	4,091	4.53	4,091	5,938,424
Total	218,503	$6.76	4,091	$5,938,424

1.

On April 8, 2025, we commenced a fixed price self-tender offer (the “Offer”) to purchase for cash all odd lots plus up to 200,000 shares of the Company’s Series A common stock, par value $0.01 per share, properly tendered and not properly withdrawn prior to the expiration date, subject to the Company’s ability to increase the number of shares accepted for payment in the Offer by up to 2% of the Company’s outstanding common stock (resulting in an increase of up to approximately 28,308 shares) without amending or extending the Offer in accordance with rules promulgated by the SEC, at $6.80 per share, net to the seller in cash, less any applicable withholding taxes and without interest.  The Offer expired at 11:59 P.M., New York City time, on May 5, 2025. Based on the final count by the depositary for the Offer, 214,412 shares of Class A common stock were validly and successfully tendered and not properly withdrawn, including tenders of shares for which the tender was defective but for which the Company waived such defects. Pursuant to the terms of the Offer, the Company accepted for purchase 214,412 shares of Class A common stock, including 1,209 odd lot shares. Total cash required to complete the tender offer was approximately $1,458,000, excluding fees and expenses related to the Offer.  We believe that the tender offer provided an efficient mechanism to provide our stockholders who desired immediate liquidity with the opportunity to tender shares at a favorable price relative to the current market price and without incurring broker’s fees associated with most secondary market sales, while also providing a benefit to those stockholders who did not participate, as such stockholders automatically increased their relative percentage ownership interest in the Company and our future operations, including any liquidity events that we may have in the future.  Another purpose of the Offer was to reduce the number of our issued and outstanding shares and to reduce or eliminate all of our odd lots.  Overall, we believe that the Offer was a prudent use of our financial resources given our business profile, capital structure, assets and liabilities.

Stock repurchases for Series D Preferred Stock.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2025	—	$—	—	$3,764,119
May 2025	4,620	14.16	4,620	3,698,678
June 2025	4,795	14.05	4,795	3,631,303
Total	9,415	$14.06	9,415	$3,631,303

Item 3. Defaults Upon Senior Securities.

On March 13, 2025, we received notice of a maturity date default of a loan in the original principal amount of $11.1 million evidenced by a promissory note issued on June 9, 2014. The loan is secured by the Dakota Center in Fargo, North Dakota.

As a result of the default, the Company is required to pay the default interest rate that is 5% above the original interest rate and the lender’s expenses related to the loan, including third party report fees, attorneys’ fees and loan servicing expenses.  As of the date of this report, the amount of the default is approximately $9.1 million and the total arrearage is approximately $0.4 million. Additionally, the lender is holding approximately $1.6 million in restricted cash sweep accounts as of June 30, 2025.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

During the three months ended  March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Amendment, dated May 16, 2025 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 16, 2025).
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025.

31.2

Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025.

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

Date: August 14, 2025	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

	By:	/s/ Ed Bentzen
	Name:	Ed Bentzen
	Title:	Chief Financial Officer