Form 10-Q
period 2025-09-30
Presidio Property Trust, Inc.
filed 2025-11-12
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

At November 12, 2025, registrant had issued and outstanding 1,439,099 shares of its Series A Common Stock, $0.01 par value per share.

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$16,625,237	$15,983,323
Buildings and improvements	105,024,265	102,862,977
Tenant improvements	17,338,795	16,488,066
Lease intangibles	3,475,531	3,776,654
Real estate assets and lease intangibles held for investment, cost	142,463,828	139,111,020
Accumulated depreciation and amortization	(36,622,641)	(33,700,262)
Real estate assets and lease intangibles held for investment, net	105,841,187	105,410,758
Real estate assets held for sale, net	7,440,774	22,185,742
Real estate assets, net	113,281,961	127,596,500
Other assets:
Cash, cash equivalents and restricted cash	8,002,915	8,036,496
Deferred leasing costs, net	1,378,568	1,666,135
Goodwill	1,389,000	1,389,000
Investment in Conduit Pharmaceuticals marketable securities (see Notes 2 & 9)	7,515	206,177
Deferred tax asset	298,645	298,645
Other assets, net (see Note 6)	3,450,281	3,376,697
Total other assets	14,526,924	14,973,150
TOTAL ASSETS (1)	$127,808,885	$142,569,650
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$83,277,135	$80,977,448
Mortgage notes payable related to properties held for sale, net	10,442,278	21,116,646
Mortgage notes payable, total net	93,719,413	102,094,094
Accounts payable and accrued liabilities	3,043,157	3,290,170
Accrued real estate taxes	1,457,629	1,972,477
Dividends payable	190,393	194,784
Lease liability, net	46,373	64,345
Below-market leases, net	4,560	8,625
Total liabilities	98,461,525	107,624,495

Commitments and contingencies (see Note 10)
Equity:
Series D Preferred Stock, $0.01 par value per share; 1,000,000 shares authorized; 974,823 shares issued and outstanding (liquidation preference $25.00 per share) as of September 30, 2025 and 997,082 shares issued and outstanding as of December 31, 2024	9,748	9,971
Series A Common Stock, $0.01 par value per share, shares authorized: 100,000,000; 1,230,601 shares and 1,283,432 shares were issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	12,306	128,343
Additional paid-in capital	186,477,510	185,770,842
Dividends and accumulated losses	(165,400,881)	(159,374,010)
Total stockholders' equity before noncontrolling interest	21,098,683	26,535,146
Noncontrolling interest	8,248,677	8,410,009
Total equity	29,347,360	34,945,155
TOTAL LIABILITIES AND EQUITY	$127,808,885	$142,569,650

(1) As of September 30, 2025 and December 31, 2024, includes approximately $9.9 million and $11.4 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities.

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Rental income	$4,108,866	$4,640,816	$12,423,048	$13,754,740
Fees and other income	87,276	82,558	277,018	345,236
Total revenue	4,196,142	4,723,374	12,700,066	14,099,976
Costs and expenses:
Rental operating costs	1,534,563	1,598,015	4,609,810	4,654,087
General and administrative	1,450,061	1,629,919	4,335,697	5,917,286
Depreciation and amortization	1,235,640	1,455,882	3,691,435	4,158,270
Impairment of goodwill and real estate assets	82,913	697,146	4,427,245	893,939
Total costs and expenses	4,303,177	5,380,962	17,064,187	15,623,582
Other income (expense):
Interest expense - mortgage notes	(1,499,075)	(1,473,528)	(4,487,415)	(4,514,579)
Interest and other income, net	5,263	5,263	15,618	15,116
Gain on sales of real estate, net	300,975	361,151	5,078,302	3,191,149
Net loss in Conduit Pharmaceuticals marketable securities (see Note 9)	(212)	(3,932,770)	(184,672)	(17,821,437)
Income tax expense (benefit)	14,871	(6,911)	(13,630)	(167,496)
Total other income (expense), net	(1,178,178)	(5,046,795)	408,203	(19,297,247)
Net loss	(1,285,213)	(5,704,383)	(3,955,918)	(20,820,853)
Less: Income attributable to noncontrolling interests	(5,635)	(355,153)	(346,103)	(2,328,386)
Net loss attributable to Presidio Property Trust, Inc. stockholders	$(1,290,848)	$(6,059,536)	$(4,302,021)	$(23,149,239)
Less: Series D Preferred Stock dividends	(571,179)	(585,930)	(1,724,850)	(1,651,293)
Net loss attributable to Presidio Property Trust, Inc. common stockholders	$(1,862,027)	$(6,645,466)	$(6,026,871)	$(24,800,532)

Net loss per share attributable to Presidio Property Trust, Inc. common stockholders:
Basic & Diluted	$(1.53)	$(5.33)	$(4.95)	$(20.00)

Weighted average number of common shares outstanding - basic & dilutive	1,215,943	1,247,657	1,216,873	1,239,980

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the nine months ended September 30, 2025 and 2024

(Unaudited)

					Additional	Dividends and	Total	Non-
	Series D Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2024	997,082	$9,971	1,283,432	$128,343	$185,770,842	$(159,374,010)	$26,535,146	$8,410,009	$34,945,155
Net income	—	—	—	—	—	2,265,352	2,265,352	111,563	2,376,915
Dividends to Series D preferred stockholders	—	—	—	—	—	(579,575)	(579,575)	—	(579,575)
Distributions	—	—	—	—	—	—	—	(216,659)	(216,659)
Restricted stock-based compensation	—	—	—	—	229,502	—	229,502	—	229,502
Repurchase of Series D preferred stock, at cost	(12,844)	(129)	—	—	(194,843)	—	(194,972)	—	(194,972)
Balance, March 31, 2025	984,238	$9,842	1,283,432	$128,343	$185,805,501	$(157,688,233)	$28,255,453	$8,304,913	$36,560,366
Net (loss) income	—	—	—	—	—	(5,276,525)	(5,276,525)	228,905	(5,047,620)
Dividends to Series D preferred stockholders	—	—	—	—	—	(574,096)	(574,096)	—	(574,096)
Distributions	—	—	—	—	—	—	—	(217,145)	(217,145)
Restricted stock-based compensation	—	—	—	—	314,874	—	314,874	—	314,874
Repurchase of Series A Common Stock, at cost	—	—	(4,091)	(41)	(18,511)	—	(18,552)	—	(18,552)
Repurchase of Series D preferred stock, at cost	(9,415)	(94)	—	—	(132,721)	—	(132,815)	—	(132,815)
Repurchase of Series A Common Stock, Tender Offer	—	—	(214,412)	(21,441)	(1,486,558)	—	(1,507,999)	—	(1,507,999)
Par Value adjustment post 1 for 10 reverse split from $0.10 to $0.01	—	—	505	(96,206)	96,206	—	—	—	—
Vesting of Restricted Series A Common Stock	—	—	6,326	63	(63)	—	—	—	—
Balance, June 30, 2025	974,823	$9,748	1,071,760	$10,718	$184,578,728	$(163,538,854)	$21,060,340	$8,316,673	$29,377,013
Net (loss) income	—	—	—	—	—	(1,290,848)	(1,290,848)	5,635	(1,285,213)
Dividends to Series D Preferred Stockholders	—	—	—	—	—	(571,179)	(571,179)	—	(571,179)
Distributions	—	—	—	—	—	—	—	(73,631)	(73,631)
Restricted stock-based compensation	—	—	—	—	287,447	—	287,447	—	287,447
Issuance of Series A Common Stock	—	—	170,830	1,708	1,669,755	—	1,671,463	—	1,671,463
Repurchase of Series A Common Stock, at cost	—	—	(11,989)	(120)	(58,420)	—	(58,540)	—	(58,540)
Balance, September 30, 2025	974,823	$9,748	1,230,601	$12,306	$186,477,510	$(165,400,881)	$21,098,683	$8,248,677	$29,347,360

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the nine months ended September 30, 2025 and 2024

(Unaudited) (Continued)

					Additional	Dividends and	Total	Non-
	Series D Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2023	890,946	8,909	1,226,507	122,651	182,331,408	(131,508,785)	50,954,183	10,367,887	61,322,070
Net (loss) income	—	—	—	—	—	(5,241,663)	(5,241,663)	1,503,868	(3,737,795)
Dividends to Series D preferred stockholders	—	—	—	—	—	(522,032)	(522,032)	—	(522,032)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(1,603,357)	(1,603,357)
Restricted stock-based compensation	—	—	—	—	341,921	—	341,921	—	341,921
Vesting of restricted stock	—	—	16,409	1,640	198,360	—	200,000	—	200,000
Balance, March 31, 2024	890,946	$8,909	1,242,916	$124,291	$182,871,689	$(137,272,480)	$45,732,409	$10,268,398	$56,000,807
Net (loss) income	—	—	—	—	—	(11,848,040)	(11,848,040)	469,365	(11,378,675)
Dividends to Series D preferred stockholders	—	—	—	—	—	(543,331)	(543,331)	—	(543,331)
Distributions	—	—	—	—	—	—	—	(1,002,976)	(1,002,976)
Issuance of Series D preferred stock, net of issuance costs	109,054	1,091	—	—	1,194,764	—	1,195,855	—	1,195,855
Restricted stock-based compensation	—	—	—	—	343,108	—	343,108	—	343,108
Repurchase of Series A Common Stock, at cost	—	—	(1,045)	(104)	(7,509)	—	(7,613)	—	(7,613)
Balance, June 30, 2024	1,000,000	$10,000	1,241,871	$124,187	$184,402,052	$(149,663,851)	$34,872,388	$9,734,787	$44,607,175
Net (loss) income	—	—	—	—	—	(6,059,536)	(6,059,536)	355,153	(5,704,383)
Dividends to Series D preferred stockholders	—	—	—	—	—	(585,929)	(585,929)	—	(585,929)
Distributions	—	—	—	—	—	—	—	(477,566)	(477,566)
Restricted stock-based compensation	—	—	—	—	347,021	—	347,021	—	347,021
Issuance of Series A Common Stock	—	—	7,822	782	1,051,797	—	1,052,579	(1,052,579)	—
Repurchase of Series A Common Stock, at cost	—	—	(12,726)	(1,273)	(88,508)	—	(89,781)	—	(89,781)
Balance, September 30, 2024	1,000,000	$10,000	1,236,967	$123,696	$185,712,362	$(156,309,316)	$29,536,742	$8,559,795	$38,096,537

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,955,918)	$(20,820,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,691,435	4,158,270
Stock compensation	831,823	1,232,050
Gain on sale of real estate assets, net	(5,078,302)	(3,191,149)
Net loss in Conduit Pharmaceuticals fair value marketable securities	184,672	17,821,437
Net loss (gain) in fair value marketable securities	—	560
Impairment of goodwill and real estate assets	4,427,245	893,939
Amortization of financing costs	201,500	286,491
Amortization of below-market leases	(3,509)	(3,731)
Straight-line rent adjustment	41,733	(113,491)
Changes in operating assets and liabilities:
Other assets	294,586	158,524
Accounts payable and accrued liabilities	(500,641)	(784,313)
Accrued real estate taxes	(514,848)	(296,168)
Net cash used in operating activities	(380,224)	(658,434)
Cash flows from investing activities:
Real estate acquisitions	(9,444,465)	(9,729,351)
Additions to buildings and tenant improvements	(2,178,973)	(1,939,641)
Proceeds from sale of marketable securities	13,990	60,467
Proceeds from sales of real estate, net	23,043,395	22,273,254
Net cash provided by investing activities	11,433,947	10,664,729
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	18,942,396	13,602,291
Payment of debt issuance costs	(333,838)	(210,661)
Repayment of mortgage notes payable	(27,142,992)	(19,072,175)
Payment of deferred offering costs	(79,170)	—
Distributions to noncontrolling interests	(507,435)	(3,283,899)
Contributions from noncontrolling interests	—	200,000
Issuance of Series A Common Stock, net of offering costs	1,671,463	—
Issuance of Series D Preferred Stock, net of offering costs	—	1,195,855
Repurchase of Series A Common Stock, at cost	(1,585,091)	(97,394)
Repurchase of Series D Preferred Stock, at cost	(327,787)	—
Dividends paid to Series D Preferred Stockholders	(1,724,850)	(1,651,292)
Net cash used in financing activities	(11,087,304)	(9,317,275)
Net (decrease) increase in cash equivalents and restricted cash	(33,581)	689,020
Cash, cash equivalents and restricted cash - beginning of period	8,036,496	6,510,428
Cash, cash equivalents and restricted cash - end of period	$8,002,915	$7,199,448
Supplemental disclosure of cash flow information:
Interest paid-mortgage notes payable	$4,540,090	$4,064,414
Income taxes paid	$46,511	$71,546
Non-cash investing activities:
Paid building and tenant improvements from prior year	$(207,847)	$(295,567)
Unpaid building and tenant improvements	$140,135	$30,204
Private warrants from Conduit Pharmaceuticals	$—	$642,600
Non-cash financing activities:
Unpaid debt issuance costs	$85,164	$—
Issuance of Series A Common Stock for minority interest	$—	$1,052,579
Dividends payable - Series D Preferred Stock	$190,393	$195,310

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2025

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization. Presidio Property Trust, Inc. ("we", "our", "us" or the "Company") is an internally-managed real estate investment trust ("REIT"), with holdings in office, industrial, retail and model home properties. We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from "NetREIT, Inc." to "Presidio Property Trust, Inc." Through Presidio Property Trust, Inc., its subsidiaries, and its partnerships, we own 10 commercial properties in fee interest, two of which we own as a partial interest in various affiliates, in which we serve as general partner, member and/or manager, and a special purpose acquisition company (until deconsolidation in September 2023) as noted below.

The Company or one of its affiliates operates the following partnerships during the periods covered by these consolidated financial statements:

•	The Company is the sole general partner and limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), both of which, as of September 30, 2025, had ownership interests in an entity that owns income producing real estate. The Company refers to these entities collectively as the "NetREIT Partnerships".

•

The Company is the general and limited partner in six limited partnerships that purchase model homes and lease them back to homebuilders as commercial tenants (Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP, Dubose Model Home Investors #204, LP, Dubose Model Home Investors #205, LP, Dubose Model Home Investors #206, LP, and Dubose Model Home Investors #207, LP). The Company refers to these entities collectively as the "Model Home Partnerships".  As of  September 30, 2025, Dubose Model Home Investors #202, LP and Dubose Model Home Investors #206, LP had no remaining assets.

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

Short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of existing mortgages, completing tenant improvements on our commercial buildings, paying leasing commissions, distributions to noncontrolling interests, and funding dividends, if any, to stockholders. Future principal payments due on mortgage notes payable, during the last two quarters of 2025 and in the year ending  December 31, 2026 total approximately $10.4 million and $21.1 million, respectively, of which $1.5 million in 2025 and $4.3 million in 2026 are related to model home properties. See Note 7. Mortgage Notes Payable for additional information on the Dakota Center loan that matured on  July 6, 2024. Management expects certain model home properties can be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes can be refinanced, as the Company has historically been able to do in the past with all model home properties. Additional principal payments will be made with cash flows from ongoing operations.

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

Basis of Presentation. The accompanying consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position as of September 30, 2025 and  December 31, 2024, as well as results of our operations, and cash flows as of, and for the nine months ended September 30, 2025 and 2024, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, due to real estate market fluctuations, available mortgage lending rates and other unknown factors. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 2024 year end Annual Report. The consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements included in the 2024 year end Annual Report.

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

The value attributable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the l ease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net increase in rental income of approximately $1,244 and $3,509, respectively, for the  three and nine months ended September 30, 2025.  Amortization of above and below-market rents resulted in a net increase in rental income of approximately $1,244 and $3,731, respectively, for the three and nine months ended September 30, 2024.

The value of in-place leases and unamortized lease origination costs a re amortized to expenses over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased.  The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third-party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $4,382 and $13,145, respectively, for the  three and nine months ended September 30, 2025. A mortization expense related to these assets was approximately $4,382 and $13,145, respectively, for the three and nine months ended September 30, 2024.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third-party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At September 30, 2025 and  December 31, 2024, the Company had net deferred leasing costs of approximately $1.4 million and $1.7 million, respectively. Total amortization expense for the three and nine months ended September 30, 2025 was approximately $126,136 and $343,569, respectively.  Total amortization expense for the three and nine months ended September 30, 2024 was approximately $125,302 and $369,401, respectively.

Cash, Cash Equivalents and Restricted Cash. At September 30, 2025 and December 31, 2024, we had approximately $8.0 million and $8.0 million in cash, cash equivalents and restricted cash, respectively, of which approximately $3.8 million and $5.0 million represented restricted cash, respectively.  The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds and short-term bonds. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. Restricted cash consists of cash held in escrow by lenders pursuant to certain loan agreements, which are for payment of property taxes, insurance, leasing costs, future debt payments, and capital expenditures.

Real Estate Held for Sale and Discontinued Operations. We generally reclassify assets to "held for sale" when the disposition has been approved, it is available for immediate sale in its present condition, we are actively seeking a buyer, and the disposition is considered probable within one year.  Additionally, real estate sold during the current period is classified as “real estate assets held for sale” for all prior periods presented in the accompanying consolidated financial statements. Mortgage notes payable related to the real estate sold during the current period are classified as “mortgage notes payable related to properties held for sale” for all prior periods presented in the accompanying consolidated financial statements. Additionally, we record the operating results related to real estate that has been disposed of as discontinued operations for all periods presented if the operations have been eliminated and represent a strategic shift and we will not have any significant continuing involvement in the operations of the property following the sale.  As of September 30, 2025, one commercial property, Dakota Center, and five model homes were classified as "held for sale".

Deferred Offering Costs. Deferred offering costs represent legal, accounting and other direct costs related to our offerings. As of September 30, 2025 and  December 31, 2024  we had deferred offering costs of approximately $79,170 and $0, respectively.

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

We review the carrying value of each of our real estate properties regularly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the  nine months ended September 30, 2025 and 2024, we recognized non-cash impairment charges of approximately  $4.4 million and  $0.9 million, respectively, related to commercial properties and model homes.

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

Additionally, in an inactive market, a market price quoted from an independent third-party may rely more on models with inputs based on information available only to that independent third-party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. As of September 30, 2025, we did not hold any marketable securities, excluding our investments in common stock warrants of Conduit Pharmaceuticals, Inc. (“Conduit”). As of  December 31, 2024, we did not hold any marketable securities (excluding our investments in Conduit's common stock and common stock warrants). There were no financial liabilities measured at fair value as of September 30, 2025 and December 31, 2024.

On April 22, 2024, the Company entered into a lockup agreement with Conduit pursuant to which the Company agreed not to transfer or sell 2,700,000 of its 4,015,250 shares of Conduit common stock for a period of one year.  In consideration for entering into the lockup agreement, Conduit issued the Company a warrant ("Private CDT Warrants") to purchase 540,000 shares of common stock at an exercise price of $3.12 per share, with a two year term and exercisable one year after the date of issue.  The Private CDT Warrants meet the ASC 321, Investments - Equity Securities ("ASC 321") scope exception for derivative instruments and are accounted for as a derivative under ASC 815, Derivatives and Hedging ("ASC 815"). As such, the Private CDT Warrants were recorded at fair value on the date of issuance and subsequently measured at fair value each period, with changes in fair value reported in gain or loss on Conduit Pharmaceuticals marketable securities.  During the nine months ended September 30, 2025, we sold all of our remaining shares of CDT on the open market for a total of $13,990.

As of  September 30, 2025 and December 31, 2024, the Private CDT Warrants fair value, using Level 3 inputs, was zero for both periods, and is included in the total Investment in Conduit Pharmaceuticals marketable securities on the consolidated balance sheets.  Our investments in Conduit's public common stock warrants (CDTTW) presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, taking into account the adoption of ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $7,515 and $0.2 million as of September 30, 2025 and December 31, 2024, respectively. The adjustments to the fair value of our investment in Conduit Pharmaceuticals marketable securities are recorded in net loss in Conduit Pharmaceuticals marketable securities on our consolidated statement of operations.

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

Immaterial Error Corrections. During the fourth quarter of 2024, management determined that its prior treatment of including amortization of model home transactions fees in fees and other income should be reclassified to rental income on the consolidated statement of operations.  For the three and nine months ended September 30, 2024, the total fees reclassified amounted to $165,983 and $597,859, respectively, which increased rental income and decreased fees and other income.  Amortization of model home transaction fees during the fourth quarter of 2023, first quarter of 2024, the second quarter of 2024, third quarter of 2024 and fourth quarter of 2024 totaled approximately, $194,884, $220,620, $211,256, $165,983 and $159,845, respectively.  There was no change to total revenues in either period.

For the nine months ended September 30, 2024, payment of debt issuance costs included in accounts payable and accrued liabilities, totaling $210,661, should have been presented under cash flows from financing activities for the nine months ended September 2024, along with a prepayment penalty of $171,734. These errors impact  the consolidated statement of cash flows and do not affect the consolidated balance sheets, consolidated statement of operations and consolidated statements of changes in equity.

As such, the Company’s consolidated statement of cash flows for the nine months ended September 30, 2024, reflects an adjustment to reduce net cash used in operating activities by $382,396, and an increase in cash used in financings activities by $382,396.

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

3. RECENT REAL ESTATE TRANSACTIONS

Acquisitions during the nine months ended September 30, 2025:

•	The Company acquired 22 model homes for approximately $9.4 million. The purchase price was paid through cash payments of approximately $2.8 million and mortgage notes of approximately $6.6 million.

Acquisitions during the nine months ended September 30, 2024:

•	The Company acquired 19 model homes for approximately $9.7 million. The purchase price was paid through cash payments of approximately $3.0 million and mortgage notes of approximately $6.7 million.

Dispositions during the nine months ended September 30, 2025:

•	On February 7, 2025, the Company sold two commercial properties, Union Town Center and Research Parkway, to a single buyer for approximately $15.9 million, net of selling costs, and recognized a net gain of approximately $4.5 million, net of closing costs.

•	The Company sold 16 model homes for approximately $7.4 million, net of sales costs, and recognized a gain of approximately $0.6 million.

Dispositions during the nine months ended September 30, 2024:

•	The Company sold 46 model homes for approximately $22.3 million, net of sales costs, and recognized a gain of approximately $3.2 million.

4. REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, retail, and triple-net leased model home properties.  We have three commercial properties located in Colorado, four in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are located in four states. As of September 30, 2025, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial property (“Office/Industrial Properties”) which total approximately 758,175 rentable square feet (unaudited);

•	One retail building (“Retail Property”) with approximately 10,500 rentable square feet (unaudited); and

•

84 model home residential properties (“Model Homes” or “Model Home Properties”), totaling approximately 250,281 square feet (unaudited), leased back on a triple-net basis to homebuilders, that are owned by four affiliated limited partnerships and one wholly-owned corporation, all of which we control.  As of  September 30, 2025, all of the model homes in Dubose Model Home Investors #202, LP and Dubose Model Home Investors #206, LP had been sold.

A summary of the properties owned by the Company, including their lease intangibles, as of September 30, 2025 and  December 31, 2024 is as follows:

	Date		Real estate assets and lease intangibles, net
Property Name	Acquired	Location	September 30, 2025	December 31, 2024
Genesis Plaza (1)	August 2010	San Diego, CA	$7,405,978	$7,363,571
Dakota Center (2)	May 2011	Fargo, ND	5,067,882	8,154,951
Grand Pacific Center	March 2014	Bismarck, ND	8,220,577	8,413,926
Arapahoe Center	December 2014	Centennial, CO	8,981,150	9,298,534
Union Town Center (3)	December 2014	Colorado Springs, CO	—	8,922,943
West Fargo Industrial	August 2015	Fargo, ND	6,402,255	6,599,953
300 N.P.	August 2015	Fargo, ND	1,982,030	1,963,000
Research Parkway (3)	August 2015	Colorado Springs, CO	—	2,220,284
One Park Center	August 2015	Westminster, CO	5,607,617	5,580,950
Shea Center II (4)	December 2015	Highlands Ranch, CO	17,969,697	18,820,370
Mandolin (5)	August 2021	Houston, TX	4,531,779	4,600,562
Baltimore	December 2021	Baltimore, MD	8,072,924	8,241,456
Commercial properties			74,241,889	90,180,500
Model Home properties (6)	2019 - 2025	AZ, TN, TX, AL	39,040,072	37,416,000
Total real estate assets and lease intangibles, net			$113,281,961	$127,596,500

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

(2)

The non-recourse loan on the Dakota Center property matured on July 6, 2024. During December 2024, the lender agreed to the broker the Company would use to sell the property to settle the non-recourse debt.  As of September 30, 2025, the property was included in the real estate assets held for sale, net on the consolidated balance sheet. During July 2025, the lender approved a purchase offer from a third party for $5,125,000.  In connection with the pending sale, we have impaired the property’s book value and recorded an impairment charge of approximately $3.3 million for the nine months ended  September 30, 2025.  The sale is expected to take place during the fourth quarter 2025 or in the first quarter of 2026.

(3)

During February 2025, Union Town Center and Research Parkway were sold to a single buyer for a combined total of approximately $15.9 million, net of selling costs, and recognized a net gain of approximately $4.5 million, net of closing costs.

(4)

On December 31, 2022, the lease for our largest tenant, Halliburton, expired.  Halliburton was located in our Shea Center II property in Colorado, and made up approximately $536,080 of our annual base rent.  Halliburton did not renew the lease and we placed approximately $1.1 million in a reserve account with our lender to cover future mortgage payments, if necessary, none of which has been used as of September 30, 2025.  Our management team is working to fill the 45,535 square foot space and has leased approximately 69% of the space to other tenants and has reviewed various proposals for the remaining 31%. As of September 30, 2025, management is pursuing third party tenants who fit into our long-term plans, however, there is no guarantee we will be successful in signing new tenants.  During the three months ended  September 30, 2025, we have reassessed the value of the property and recorded an impairment charge of approximately $0.9 million.

(5)

A portion of the proceeds from the sale of Highland Court were used in like-kind exchange transactions pursued under Section 1031 of the Code for the acquisition of our Mandolin property. Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary, NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.

(6)

Includes Model Homes listed as held for sale as of September 30, 2025 and December 31, 2024.  During the three and nine months ended September 30, 2025, we recorded an impairment charge for model homes totaling $0.1 million and $0.2 million, respective, which reflects the estimated sales prices for these specific model homes.  The short hold period, less than two years, and the builder changing their model style after we purchased the homes, contributed to the lower than expected sales price.

For the three and nine months ended September 30, 2025, depreciation expense totaled approximately $1.1 million and $3.3 million, respectively. For the three and nine months ended September 30, 2024, depreciation expense totaled approximately $1.3 million and $3.8 million, respectively.

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	September 30, 2025			December 31, 2024
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$2,377,414	$(2,374,285)	$3,129	$2,515,264	$(2,504,799)	$10,465
Leasing costs	1,098,117	(1,094,613)	3,504	1,261,390	(1,252,078)	9,312
Above-market leases	—	—	—	333,485	(333,485)	—
	$3,475,531	$(3,468,898)	$6,633	$4,110,139	$(4,090,362)	$19,777

At  September 30, 2025 and  December 31, 2024, there were no gross lease intangible assets and accumulated amortization related to the lease intangible assets included in real estate assets held for sale.

The net value of acquired intangible liabilities was approximately $4,560 and $8,625 relating to below-market leases at  September 30, 2025 and  December 31, 2024, respectively.

Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

Years ending December 31:
2025	$2,529
2026	4,104
Total	$6,633

6. OTHER ASSETS

Other assets consist of the following:

	September 30,	December 31,
	2025	2024
Deferred rent receivable	$1,810,958	$2,126,609
Prepaid expenses, deposits and other	754,540	406,494
Notes receivable	316,374	316,374
Accounts receivable, net	443,506	463,194
Deferred offering costs	79,170	—
Right-of-use assets, net	45,733	64,026
Total other assets	$3,450,281	$3,376,697

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following:

	Principal as of
	September 30,	December 31,	Loan	Interest
Mortgage note property	2025	2024	Type	Rate (1)	Maturity
Dakota Center (2)	$8,739,687	$9,091,395	Fixed	4.74%	7/6/2024
Research Parkway (3)	-	1,526,860	N/A	N/A	N/A
Arapahoe Service Center	8,670,000	8,670,000	Fixed	6.75%	12/5/2029
Union Town Center (3)	-	7,709,746	N/A	N/A	N/A
One Park Centre (4)	6,100,000	5,919,517	Fixed	6.83%	9/1/1930
Genesis Plaza (4)	6,250,000	5,813,843	Fixed	7.07%	9/1/2029
Shea Center II (6)	16,432,163	16,660,803	Fixed	4.92%	1/5/2026
West Fargo Industrial (4)	5,750,000	5,750,000	Fixed	7.14%	7/6/2029
Grand Pacific Center (5)	6,390,981	6,460,405	Fixed	6.35%	5/10/2033
Baltimore	5,670,000	5,670,000	Fixed	4.67%	4/6/2032
Mandolin	3,458,209	3,508,702	Fixed	4.35%	4/20/2029
Subtotal, Presidio Property Trust, Inc. Properties	$67,461,040	$76,781,271
Model Home mortgage notes (7)	27,180,433	26,060,798	Fixed	5.94% - 8.00%	2025 - 2030
Mortgage Notes Payable	$94,641,473	$102,842,069
Unamortized loan costs	(922,060)	(747,975)
Mortgage Notes Payable, net	$93,719,413	$102,094,094

(1)	Interest rates as of September 30, 2025.
(2)

The non-recourse loan on the Dakota Center property matured on July 6, 2024. During December 2024, the lender agreed to the broker the Company would use to sell the property to settle the non-recourse debt.  As of September 30, 2025, the property was included in the real estate assets held for sale, net on the consolidated balance sheet. During July 2025, the lender approved a purchase offer from a third party for $5,125,000.  The sale is expected to take place during the fourth quarter 2025 or in the first quarter of 2026. As of September 30, 2025, the note payable is included in the mortgage notes payable related to properties held for sale, net on the consolidated balance sheet. The loan is considered non-recourse and we will not be required to make up the difference if the property sells for less than the loan balance.  See Note 4. Real Estate Assets above for further discussion on impairment of the property.

(3)	These properties were sold during February 2025 and their loan balances were paid in full.
(4)

On June 20, 2024, the Company, through its subsidiary, refinanced the mortgage loan on our West Fargo Industrial properties, and entered into a loan agreement for approximately $5.75 million, a term of five years, with an interest rate of 7.14%. On August 6, 2025, the Company refinanced the mortgage loan on our Genesis Plaza property, and entered into a loan agreement for $6.25 million, a term of four years, with an interest rate of 7.07%.  On September 6, 2025, the Company refinanced the mortgage loan on our One Park Center property and entered into a loan agreement for $6.1 million, a term of five years, with an interest rate of 6.83%.

(5)

On May 5, 2023, the Company, through its subsidiary, refinanced the mortgage loan on our Grand Pacific Center property and entered into a construction loan related to the tenant improvement associated with the KLJ Engineering LLC lease to occupy 33,296 square feet of the building. The refinanced loan is for approximately $3.8 million, a term of 10 years, with an interest rate of 6.35%, for the first 60 months.  The interest rate is subject to reset in year five on June 10, 2028. The construction loan is for approximately $2.7 million, a term of 10 years, and will begin amortizing in year three, with an interest rate of 6.35%, for the first 60 months. The interest rate is subject to reset in year five on June 10, 2028.  As of December 31, 2024, we had fully drawn down the loan amount of approximately $2.7 million on the construction loan.

(6)	This mortgage loan matures within the next twelve months and management is reviewing various options for the loan maturity, including but not limited to refinancing, restructuring and or selling this property. We have begun exploring options for the Shea Center II loan which matures in January 2026, although there can be no guarantee we will be successful in refinancing the property.
(7)

As of September 30, 2025, there were five model homes included as real estate assets held for sale.  Our model homes have stand-alone mortgage notes at interest rates ranging from 5.94% to 8.0% per annum as of  September 30, 2025.

The loan agreement between NetREIT Model, Homes, Inc. (“NRMH”) and its Lender has a covenant for a Fixed Charge Coverage Ratio (“FCCR”) as defined for NRMH as of any date that equals (a) the sum of (i) EBITDA for the period ended as of such date minus (ii) distributions for the period ended as of such date divided by (b) the sum of (i) principal payments paid for the period ended as of such date plus (ii) interest expense for period ended as of such date.  The FCCR is to be no less than 1.10 to 1.00, tested at the end of each fiscal quarter.  As of September 30, 2025, NRMH was in compliance with this covenant.  The Company and standalone subsidiaries have other various quarterly and annual reporting requirements to the individual property lenders and the Company is in compliance with all material conditions and covenants on those mortgage notes payable as of September 30, 2025, with the exception for Dakota Center's loan maturity.

Scheduled principal payments of mortgage notes payable were as follows as of September 30, 2025:

	Commercial	Model
	Properties	Homes	Total Principal
Years ending December 31:	Notes Payable	Notes Payable	Payments
2025	$8,864,250	$1,505,386	$10,369,636
2026	16,768,970	4,300,306	21,069,276
2027	463,715	614,226	1,077,941
2028	454,843	8,708,526	9,163,369
2029	23,496,682	6,212,183	29,708,865
Thereafter	17,412,580	5,839,806	23,252,386
Total	$67,461,040	$27,180,433	$94,641,473

8. NOTES PAYABLE

On April 22, 2020, the Company received an Economic Injury Disaster Loan of $10,000 from the Small Business Administration ("SBA") to provide economic relief during the COVID-19 pandemic. This loan advance is not required to be repaid, has no stipulations on use, and has been recorded as fees and other income in the consolidated statements of operations during fiscal 2020. On August 17, 2020, we received an additional Economic Injury Disaster Loan ("EIDL") of $150,000, for which principal and interest payments are deferred for twelve months from the date of issuance, and interest accrues at 3.75% per year. The loan matures on August 17, 2050. We have used the funds for general corporate purposes to alleviate economic damage caused by the COVID-19 pandemic, which economic injury included abating or deferring rent to certain tenants (primarily retail tenants).  As of September 30, 2025 and December 31, 2024, the principal balance on the SBA loan was approximately $141,514 and $144,089, respectively.

During 2023, we issued one promissory note to our majority owned subsidiary, Dubose Model Home Investors 202 LP, for the refinancing of one model home property in Texas, for approximately $0.3 million with an interest rate of 5.55% per annum and original maturity date of August 15, 2024, which was extended for another year with an interest rate of 8.0% per annum. This note payable and note receivable, including interest expense and interest income related to this promissory note, is eliminated through consolidation on our financial statements.  This property was subsequently sold in October 2024, and the loan was paid in full.  As of  September 30, 2025, there were no other notes payable.

9. INVESTMENT IN CONDUIT PHARMACEUTICALS

Sponsorship of Special Purpose Acquisition Company. As of December 31, 2024, the Company, through our wholly-owned subsidiary Murphy Canyon Acquisition Sponsor, LLC (the "Sponsor"), owned 2,944,514 shares ("CDT") of Conduit, a publicly traded company, 709,000 public common stock warrants ("CDTTW") and 540,000 of Conduit private warrants, with a combined value of approximately $0.2 million. On January 22, 2025, Conduit filed a certificate of amendment to the Company’s Second Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effectuate a 1-for-100 reverse stock split (the “Conduit Reverse Stock Split”) of the outstanding shares of Conduit’s common stock. The Conduit Reverse Stock Split became effective on January 24, 2025 at 5:00 p.m., Eastern Time (the “Effective Time”) and the new CDT shares began trading on The Nasdaq Global Market on a split-adjusted basis on January 27, 2025 at market open under the existing ticker symbol, “CDT.” As of the Effective Time, every 100 shares of the Conduit's issued and outstanding common stock was combined into one share of common stock.  After the Conduit Reverse Stock Split, our remaining shares of CDT totaled 29,445, with the fractional shares being paid out in cash, totaling $0.63. During May 2025, the Company sold all the remaining shares of CDT common stock for $13,990.

As of September 30, 2025, we held 709,000 public common stock warrants of CDTTW, and 540,000 private common stock warrants, with a combined value of approximately $7,515.  Conduit's public common stock warrants (CDTTW) and Private CDT Warrants presented on the consolidated balance sheets were measured at fair value using Level 1 and Level 3 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.

10. COMMITMENTS AND CONTINGENCIES

The Company is obligated under certain tenant leases to fund tenant improvements and the expansion of the underlying leased properties. As of September 30, 2025 , approximately $1.6  million is estimated for such capital expenditures on existing properties, net of any construction financing, during the rest of the year.

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

On June 20, 2024, the  Company entered into an underwriting agreement with The Benchmark Company, LLC  pursuant to which the Company issued and sold in an underwritten public offering 109,054 shares of the Company’s Series D Preferred Stock. The shares of Series D Preferred Stock were sold to the public at a price of $16.00 per share. The Company agreed to an underwriting discount of 7% of the public offering price of the shares of Series D Preferred Stock sold in the offering. The offering closed on June 24, 2024, generating gross proceeds of approximately $1.74 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company has used the net proceeds from the offering for general corporate and working capital purposes, including the acquisition of additional properties. Below are some of the key terms of the Series D Preferred Stock:

Dividends:

Holders of shares of the Series D Preferred Stock are entitled to receive cumulative cash dividends at a rate of 9.375% per annum of the $25.00 per share liquidation preference (equivalent to $2.34375 per annum per share). Dividends are payable monthly on the 15th day of each month (each, a "Dividend Payment Date"), provided that if any Dividend Payment Date is not a business day, then the dividend that would otherwise have been payable on that Dividend Payment Date may be paid on the next succeeding business day without adjustment in the amount of the dividend.

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

In accordance with the terms of the Series D Preferred Stock, the Series D monthly dividend has been approved by the Board of Directors through September 30, 2025 in the amount of $0.19531 per share payable on the 15th of every month to stockholders of record of Series D Preferred Stock as of the last day of the prior month.  Total dividends paid to Series D Preferred stockholders during the three and nine months ended September 30, 2025 were approximately $0.6 million and $1.7 million, respectively.  Total dividends paid to Series D Preferred stockholders during the three and nine months ended September 30, 2024 were approximately $0.6 million and $1.7 million, respectively.

Common Stock. The Company is authorized to issue up to 100,000,000 shares of Series A Common Stock, 1,000 shares of Series B Common Stock, and 9,000,000 shares of Series C Common Stock (collectively, the "Common Stock") each with $0.01 par value per share. Each class of Common Stock has identical rights, preferences, terms, and conditions except that the holders of Series B Common Stock are not entitled to receive any portion of Company assets in the event of the Company's liquidation. No shares of Series B or Series C Common Stock have been issued. Each share of Common Stock entitles the holder to one vote. Shares of our Common Stock are not subject to redemption and do not have any preference, conversion, exchange, or preemptive rights. The Company's charter contains restrictions on the ownership and transfer of the Common Stock that prevents one person from owning more than 9.8% of the outstanding shares of common stock.  The Board of Directors granted our CEO, Jack Heilbron, and CIO, Gary Katz, an exception to the 9.8% ownership limit and established an excepted holder limit permitting each of Jack Heilbron and Gary Katz to beneficially or constructively own up to 19% of the outstanding shares of our common stock, including warrants, subject to compliance with Article VII of the Company’s charter.  As of September 30, 2025, neither Mr. Heilbron nor Mr. Katz owned more than 9.8% of our outstanding shares of common stock.

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

In connection with this additional offering, we agreed to issue the Placement Agent Warrants to purchase up to 80,000 shares of Series A Common Stock, representing 4.0% of the Series A Common Stock and shares of Series A Common Stock issuable upon exercise of the Pre-Funded Warrant.  The Placement Agent Warrants were issued in August 2021, post exercise of the Pre-Funded Warrants with an exercise price of $6.25 and will expire five years from the date of issuance. The Company evaluated the accounting guidance in ASC 480 and ASC 815 regarding the classification of the Pre-Funded Warrant, Common Stock Warrants, and Placement Agent Warrants as equity or a liability and ultimately determined that it should be classified as permanent equity.  As of September 30, 2025, none of the Common Stock Warrants and Placement Agent Warrants have been exercised.

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

Stock Repurchase Program. While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which expired in November 2024.  In December 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which shall expire in December 2025. During the nine months ended September 30, 2025, we repurchased 16,080 shares of our Series A Common Stock, with an average price of $4.79 per share, including a commission of $0.025 per share, for a total cost of $77,092 for the Series A Common Stock.  This does not include the Tender Offer shares repurchased during April 2025 as noted below. During the nine months ended September 30, 2025, the Company repurchased 22,259 shares of our Series D Preferred Stock at an average price of approximately $14.73 per share, including a commission of $0.035 per share, for a total cost of $327,787 for the Series D Preferred Stock. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost.

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

Cash Dividends on Common Stock and Preferred Stock. For the nine months ended September 30, 2025 and 2024 the Company did not declare a cash dividend on shares of Series A Common Stock. For the nine months ended September 30, 2025 and 2024 the Company declared and paid approximately $1.7 million and $1.7 million, respectively, in cash dividends on shares of Series D Preferred Stock. Cash permitting, the Company intends to continue to pay dividends on a monthly basis to holders of our Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future dividends.  The Company has not decided when it will resume dividends to our common stockholders on a quarterly basis. The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the nine months ended September 30, 2025 and 2024.

Series A Common Stock

Quarter Ended	2025	2024
	Distributions Declared	Distributions Declared
March 31	$—	$—
June 30	—	—
September 30	—	—
Total	$—	$—

Series D Preferred Stock

Month	2025	2024
	Distributions Declared	Distributions Declared
January	$0.19531	$0.19531
February	0.19531	0.19531
March	0.19531	0.19531
April	0.19531	0.19531
May	0.19531	0.19531
June	0.19531	0.19531
July	0.19531	0.19531
August	0.19531	0.19531
September	0.19531	0.19531
Total	$1.75779	$1.75779

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

A summary of the activity for the Company's restricted stock was as follows:

Outstanding shares:	Common Shares

Balance at December 31, 2024	117,081
Granted	97,743
Forfeited	-
Vested	(6,326)
Balance at September 30, 2025	208,498

The non-vested restricted shares outstanding as of September 30, 2025, will vest over the next one to three years.  As of  September 30, 2025, there were approximately 23,494 shares available to grant under the Company's 2017 Incentive Award Plan. Share-based compensation expense was approximately $0.3 million and $0.8 million for the three and nine months ended September 30, 2025, respectively.  Share-based compensation expense was approximately $0.3 million and $1.2 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, future unrecognized stock compensation related to unvested shares totaled approximately $1.2 million.

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

The following tables compare the Company’s segment activity and NOI and adjusted NOI for Model Home income to its results of operations and financial position as of and for the nine months ended September 30, 2025 and 2024, respectively.  The line items listed in the below NOI tables include the significant expense considered by the CODM for cash allocations on future investments.  The Other Non-Segment & Consolidating Items represent corporate activity, the investment in Conduit, and other eliminating items for consolidation.  The information for Corporate and Other are presented to reconcile back to the consolidated statement of operations, but is not considered a reportable segment.  This includes the loss on Conduit marketable securities.

The following tables compare the Company's segment activity to its results of operations and financial position as of and for the three and nine months ended September 30, 2025, and September 30, 2024:

	For the Nine Months Ended September 30, 2025

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total

Rental revenue	$393,587	$7,292,655	$2,970,745	$—	$10,656,987
Recovery revenue	56,439	1,709,622	—	—	1,766,061
Other operating revenue	400	191,705	5,776	79,137	277,018
Total revenues	450,426	9,193,982	2,976,521	79,137	12,700,066

Rental operating costs	110,219	4,795,036	146,840	(442,285)	4,609,810
Net Operating Income (NOI)	340,207	4,398,946	2,829,681	521,422	8,090,256

Gain on Sale - Model Homes	—	—	583,944	—	583,944
Impairment of Model Homes	—	—	(200,625)	—	(200,625)

Adjusted NOI	$340,207	$4,398,946	$3,213,000	$521,422	$8,473,575

	For the Nine Months Ended September 30, 2024

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total

Rental revenue	$1,173,121	$7,336,211	$3,359,054	$—	$11,868,386
Recovery revenue	304,261	1,582,093	—	—	1,886,354
Other operating revenue	63,774	180,287	68,147	33,028	345,236
Total revenues	1,541,156	9,098,591	3,427,201	33,028	14,099,976

Rental operating costs	437,415	4,596,133	121,151	(500,612)	4,654,087
Net Operating Income (NOI)	1,103,741	4,502,458	3,306,050	533,640	9,445,889

Gain on Sale - Model Home	—	—	3,191,149	—	3,191,149
Impairment of Model Homes	—	—	(238,449)	—	(238,449)

Adjusted NOI	$1,103,741	$4,502,458	$6,258,750	$533,640	$12,398,589

	For the Three Months Ended September 30, 2025

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total

Rental revenue	$93,574	$2,372,147	$1,035,923	$—	$3,501,644
Recovery revenue	—	607,222	—	—	607,222
Other operating revenue	—	64,450	7,103	15,723	87,276
Total revenues	93,574	3,043,819	1,043,026	15,723	4,196,142

Rental operating costs	4,828	1,627,174	48,743	(146,182)	1,534,563
Net Operating Income (NOI)	88,746	1,416,645	994,283	161,905	2,661,579

Gain on Sale - Model Homes	—	—	19,685	—	19,685
Impairment of Model Homes	—	—	(82,913)	—	(82,913)

Adjusted NOI	$88,746	$1,416,645	$931,055	$161,905	$2,598,351

	For the Three Months Ended September 30, 2024

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total

Rental revenue	$399,425	$2,563,160	$1,007,591	$—	$3,970,176
Recovery revenue	111,890	558,750	—	—	670,640
Other operating revenue	600	64,145	(4,758)	22,571	82,558
Total revenues	511,915	3,186,055	1,002,833	22,571	4,723,374

Rental operating costs	140,820	1,588,099	38,215	(169,119)	1,598,015
Net Operating Income (NOI)	371,095	1,597,956	964,618	191,690	3,125,359

Gain on Sale - Model Home	—	—	361,151	—	361,151
Impairment of Model Homes	—	—	(41,656)	—	(41,656)

Adjusted NOI	$371,095	$1,597,956	$1,284,113	$191,690	$3,444,854

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

The CODM reviews on a regular basis the GAAP performance of each segment, including the significant segment expenses reported for GAAP shown in the table below. Our significant segment expenses include consolidated expense categories presented in our consolidated statements of operations, as well as rental operating costs.  This information is provided to the CODM and factors into the CODM’s decision making for company-wide strategy. The following tables compare the Company’s segment activity and to its results of GAAP operations and financial position for the nine months ended September 30, 2025 and 2024, respectively.  The information for Corporate and Other are presented to reconcile back to the consolidated statement of operations, but is not considered a reportable segment as noted above.

	For the Nine Months Ended September 30, 2025

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total
Revenues:
Rental income	$450,026	$9,002,277	$2,970,745	$—	$12,423,048
Fees and other income	400	191,705	5,776	79,137	277,018
Total revenue	450,426	9,193,982	2,976,521	79,137	12,700,066
Costs and expenses:
Rental operating costs	110,219	4,795,036	146,840	(442,285)	4,609,810
General and administrative	—	17,095	592,160	3,726,442	4,335,697
Depreciation and amortization	77,545	2,942,345	667,842	3,703	3,691,435
Impairment of goodwill and real estate assets	—	4,226,620	200,625	—	4,427,245
Total costs and expenses	187,764	11,981,096	1,607,467	3,287,860	17,064,187
Other income (expense):
Interest expense - mortgage notes	(237,802)	(2,745,509)	(1,500,101)	(4,003)	(4,487,415)
Interest and other income, net	—	—	23	15,595	15,618
Net loss in Conduit Pharmaceuticals marketable securities (see footnote 9)	—	—	—	(184,672)	(184,672)
Gain on sales of real estate, net	4,494,358	—	583,944	—	5,078,302
Income tax (expense) benefit	—	—	(37,610)	23,980	(13,630)
Total other income (expense), net	4,256,556	(2,745,509)	(953,744)	(149,100)	408,203
Net income (loss)	4,519,218	(5,532,623)	415,310	(3,357,823)	(3,955,918)
Less: Income attributable to noncontrolling interests	—	(39,392)	(306,711)	—	(346,103)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$4,519,218	$(5,572,015)	$108,599	$(3,357,823)	$(4,302,021)

	For the Nine Months Ended September 30, 2024

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total
Revenues:
Rental income	$1,477,382	$8,918,304	$3,359,054	$—	$13,754,740
Fees and other income	63,774	180,287	68,147	33,028	345,236
Total revenue	1,541,156	9,098,591	3,427,201	33,028	14,099,976
Costs and expenses:
Rental operating costs	437,415	4,596,133	121,151	(500,612)	4,654,087
General and administrative	—	460	617,215	5,299,611	5,917,286
Depreciation and amortization	359,730	3,049,455	736,658	12,427	4,158,270
Impairment of goodwill and real estate assets	—	655,490	238,449	—	893,939
Total costs and expenses	797,145	8,301,538	1,713,473	4,811,426	15,623,582
Other income (expense):
Interest expense - mortgage notes	(434,228)	(2,554,415)	(1,521,931)	(4,005)	(4,514,579)
Interest and other income, net	—	—	23	15,093	15,116
Net gain in Conduit Pharmaceuticals marketable securities (see footnote 9)	—	—	—	(17,821,437)	(17,821,437)
Gain on sales of real estate, net	—	—	3,191,149	—	3,191,149
Income tax (expense) benefit	—	—	(145,847)	(21,649)	(167,496)
Total other income (expense), net	(434,228)	(2,554,415)	1,523,394	(17,831,998)	(19,297,247)
Net income (loss)	309,783	(1,757,362)	3,237,122	(22,610,396)	(20,820,853)
Less: Income attributable to noncontrolling interests	—	(73,164)	(2,255,222)	—	(2,328,386)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$309,783	$(1,830,526)	$981,900	$(22,610,396)	$(23,149,239)

	For the Three Months Ended September 30, 2025

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total
Revenues:
Rental income	$93,574	$2,979,369	$1,035,923	$—	$4,108,866
Fees and other income	—	64,450	7,103	15,723	87,276
Total revenue	93,574	3,043,819	1,043,026	15,723	4,196,142
Costs and expenses:
Rental operating costs	4,828	1,627,174	48,743	(146,182)	1,534,563
General and administrative	—	245	174,265	1,275,551	1,450,061
Depreciation and amortization	22,928	987,602	223,876	1,234	1,235,640
Impairment of goodwill and real estate assets	—	—	82,913	—	82,913
Total costs and expenses	27,756	2,615,021	529,797	1,130,603	4,303,177
Other income (expense):
Interest expense - mortgage notes	(39,762)	(932,226)	(525,755)	(1,332)	(1,499,075)
Interest and other income, net	—	—	8	5,255	5,263
Net loss in Conduit Pharmaceuticals marketable securities (see footnote 9)	—	—	—	(212)	(212)
Gain on sales of real estate, net	281,290	—	19,685	—	300,975
Income tax (expense) benefit	—	—	14,871	—	14,871
Total other income (expense), net	241,528	(932,226)	(491,191)	3,711	(1,178,178)
Net income (loss)	307,346	(503,428)	22,038	(1,111,169)	(1,285,213)
Less: Income attributable to noncontrolling interests	—	(9,777)	4,142	—	(5,635)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$307,346	$(513,205)	$26,180	$(1,111,169)	$(1,290,848)

	For the Three Months Ended September 30, 2024

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total
Revenues:
Rental income	$511,315	$3,121,910	$1,007,591	$—	$4,640,816
Fees and other income	600	64,145	(4,758)	22,571	82,558
Total revenue	511,915	3,186,055	1,002,833	22,571	4,723,374
Costs and expenses:
Rental operating costs	140,820	1,588,099	38,215	(169,119)	1,598,015
General and administrative	—	460	172,544	1,456,915	1,629,919
Depreciation and amortization	121,852	1,111,382	219,489	3,159	1,455,882
Impairment of goodwill and real estate assets	—	655,490	41,656	—	697,146
Total costs and expenses	262,672	3,355,431	471,904	1,290,955	5,380,962
Other income (expense):
Interest expense - mortgage notes	(144,740)	(862,184)	(465,229)	(1,375)	(1,473,528)
Interest and other income, net	—	—	8	5,255	5,263
Net gain in Conduit Pharmaceuticals marketable securities (see footnote 9)	—	—	—	(3,932,770)	(3,932,770)
Gain on sales of real estate, net	—	—	361,151	—	361,151
Income tax (expense) benefit	—	—	(6,741)	(170)	(6,911)
Total other income (expense), net	(144,740)	(862,184)	(110,811)	(3,929,060)	(5,046,795)
Net income (loss)	104,503	(1,031,560)	420,118	(5,197,444)	(5,704,383)
Less: Income attributable to noncontrolling interests	—	(11,970)	(343,183)	—	(355,153)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$104,503	$(1,043,530)	$76,935	$(5,197,444)	$(6,059,536)

	September 30,	December 31,
Assets by Reportable Segment:	2025	2024
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$69,702,282	$74,425,180
Total assets (2)	$70,743,779	$76,292,662
Model Home Properties:
Land, buildings and improvements, net (1)	$39,040,072	$37,416,000
Total assets (2)	$39,708,805	$38,166,964
Retail Properties:
Land, buildings and improvements, net (1)	$4,531,779	$15,743,789
Total assets (2)	$4,687,011	$16,673,605
Reconciliation to Total Assets:
Total assets for reportable segments	$115,139,595	$131,133,231
Corporate and other assets:
Cash, cash equivalents and restricted cash	1,575,384	564,922
Other assets, net	11,093,906	10,871,497
Total Assets	$127,808,885	$142,569,650

(1)	Includes lease intangibles.

(2)

Includes land, buildings and improvements, cash, cash equivalents, and restricted cash, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	For the Nine Months Ended September 30,
Capital Expenditures by Reportable Segment	2025	2024
Office/Industrial Properties:
Capital expenditures and tenant improvements, office	$2,111,261	$1,462,957
Model Home Properties:
Acquisition of operating properties, model home	9,444,465	9,729,351
Retail Properties:
Capital expenditures and tenant improvements, retail	—	211,321
Totals:
Acquisition of operating properties, net	9,444,465	9,729,351
Capital expenditures and tenant improvements	2,111,261	1,674,278
Total real estate investments	$11,555,726	$11,403,629

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

During the nine months ended September 30, 2025 and 2024, we recorded a current income tax provision(benefit) of $13,629 and $167,496 related to activities of our taxable REIT subsidiaries. There was a $298,644 income tax asset related to the operating activities of our TRS entities as of September 30, 2025 and  December 31, 2024, respectively.

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

15. RELATED PARTY

During the three and nine months ended September 30, 2025 and three and nine months ended September 30, 2024, the Company leased portions of its corporate headquarters to Puppy Toes, Inc., a company owned by the Chief Executive Officer and his wife, and to Centurion Counsel, Inc., which is owned by Puppy Toes, Inc. Rent billed to these entities from the Company totaled $3,411 and $10,166 for three and nine months ended September 30, 2025, respectively, and $2,688 and $8,064 for three and nine months ended September 30, 2024, respectively.

Additionally, we received full payroll reimbursement for employee services provided to Centurion Counsel and Puppy Toes, Inc. during the nine months ended September 30, 2025 and 2024, which totaled approximately $69,913 and $108,326, respectively. These reimbursements were at cost and were not marked up or discounted. As of September 30, 2025 and December 31, 2024, we had reimbursement receivable balances of approximately $1,130 and $12,376 which were paid in full during October 2025 and January 2024, respectively.

During the nine months ended September 30, 2024, the Company used the services of a former officer and director, Larry Dubose, for consulting on our Model Home Partnerships, and the setup of Dubose Model Home Investors #207. The Company paid Mr. Dubose a total of $178,750 in consulting payments for the nine months ended September 30, 2024.  Additionally, a trust controlled by Mr. Dubose is an investor in many of our Model Home Partnerships, and as such received pro-rata distributions and return of capital payments during the nine months ended September 30, 2024, totaling $95,836. During the nine months ended September 30, 2025, the Company paid Mr. Dubose $37,500 in consulting fees and $8,419 in pro-rata distributions and return of capital payments.  Mr. Dubose is the father-in-law of Steve Hightower, the President of our Model Home Division and a director.

For the fiscal year ended December 31, 2024, the Company paid Mr. Dubose, inclusive of the payments made in the quarter ended March 31, 2024 described above, $191,250.  Through his ownership of a trust that is an investor in many of our Model Home Partnerships, Mr. Dubose received pro-rata distributions and return of capital payments of $101,889 during the year ended December 31, 2024, inclusive of pro-rata distributions and return of capital payments received in the nine months ended September 30, 2024 described above.

16. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than those disclosed below.

On October 7, 2025, the Company declared a dividend on its 9.375% Series D Cumulative Redeemable Perpetual Preferred Stock (the “Series D Preferred Stock”) for the months of October 2025, November 2025 and December 2025.  In accordance with the terms of the Series D Preferred Stock, the October 2025 Series D dividend will be payable in cash in the amount of $0.19531 per share on November 17, 2025, to stockholders of record of Series D Preferred Stock as of the dividend record date of October 31, 2025. The November 2025 Series D dividend will be payable in cash in the amount of $0.19531 per share on December 15, 2025, to stockholders of record of Series D Preferred Stock as of the dividend record date of November 30, 2025. The December 2025 Series D dividend will be payable in cash in the amount of $0.19531 per share on January 15, 2026, to stockholders of record of Series D Preferred Stock as of the dividend record date of December 31, 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our 2024 year end Annual Report.

We may refer to the three months ended September 30, 2025 and September 30, 2024, as the "2025 Quarter" and the "2024 Quarter," respectively.

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

OVERVIEW

The Company operates as an internally managed, diversified REIT, with primary holdings in office, industrial, retail, and triple-net leased model home properties. In October 2017, we changed our name from "NetREIT, Inc." to "Presidio Property Trust, Inc." The Company acquires, owns, and manages a geographically diversified portfolio of real estate assets, including office, industrial, retail and model home residential properties leased to homebuilders located in the United States. As of September 30, 2025, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial property ("Office/Industrial Properties"), which total approximately 758,175 rentable square feet;

•	One retail building (“Retail Property”) with approximately 10,500 rentable square feet; and

•

84 model home residential properties ("Model Homes" or "Model Home Properties"), totaling approximately 250,281 square feet, leased back on a triple-net basis to homebuilders that are owned by four affiliated limited partnerships and one wholly-owned corporation, all of which we control.

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

SIGNIFICANT TRANSACTIONS IN 2025 AND 2024

Acquisitions during the nine months ended September 30, 2025

•	The Company acquired 22 model homes for approximately $9.4 million. The purchase price was paid through cash payments of approximately $2.8 million and mortgage notes of approximately $6.6 million.

Acquisitions during the nine months ended September 30, 2024

•	The Company acquired 19 model homes for approximately $9.7 million. The purchase price was paid through cash payments of approximately $3.0 million and mortgage notes of approximately $6.7 million.

Dispositions during the nine months ended September 30, 2025

•	On February 7, 2025, the Company sold two commercial properties, Union Town Center and Research Parkway, to a single buyer for approximately $15.9 million, net of selling costs, and recognized a net gain of approximately $4.5 million, net of closing costs.

•	The Company sold 16 model homes for approximately $7.4 million, net of sales costs, and recognized a gain of approximately $0.6 million.

Dispositions during the nine months ended September 30, 2024

•	The Company sold 46 model homes for approximately $22.3 million, net of sales costs, and recognized a gain of approximately $3.2 million.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED September 30, 2025 and 2024

Revenues. Total revenues were approximately $4.2 million for the three months ended September 30, 2025, compared to approximately $4.7 million for the same period in 2024.  As of September 30, 2025, we had approximately $113.3 million in net real estate assets including 84 model homes, compared to approximately $131.4 million in net real estate assets including 83 model homes at September 30, 2024.  The average number of model homes held during the three months ended September 30, 2025 and 2024 was 86 and 82, respectively. The change in revenue is directly related to the decrease in commercial real estate rental income during the current period, from the sale of our two commercial properties on February 7, 2025.

Rental Operating Costs. Rental operating costs totaled approximately$1.5 million for the three months ended September 30, 2025, compared to approximately $1.6 million for the same period in 2024. Rental operating costs as a percentage of total revenue was approximately 34% for both the three months ended September 30, 2025 and 2024, respectively.

General and Administrative Expenses. G&A expenses for the three months ended September 30, 2025 and 2024 totaled approximately $1.5 million and $1.6 million, respectively. G&A expenses as a percentage of total revenue was 34.6% and 34.5% for the three months ended September 30, 2025 and 2024, respectively.  G&A expenses for the three months ended September 30, 2025 decreased by approximately $0.2 million  partially related to a decrease in bonus expense totaling approximately $115,163 for executives and officers.  Additionally, stock compensations decreased by approximately $59,574.

Depreciation and Amortization. Depreciation and amortization expense was approximately$1.2 million and $1.5 million for the three months ended September 30, 2025 and 2024, respectively, directly related to the decrease in commercial real estate rental income during the current period, from the sale of our two commercial properties on February 7, 2025.

Asset Impairments. We review the carrying value of each of our real estate properties regularly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three months ended September 30, 2025 and 2024, we recognized non-cash impairment charges of approximately $0.1 million related to four model home properties and approximately $0.7 million related to three model homes and one commercial property (Dakota Center).

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges was approximately $1.5 million for the three months ended September 30, 2025, compared to approximately $1.5 million for the same period in 2024. The weighted average interest rate on our outstanding debt was 6.17% and 5.44% as of September 30, 2025 and 2024, respectively.  Mortgage notes payable totaled approximately $94.6 million and $103.2 million as of September 30, 2025 and 2024, respectively.  The decrease in mortgage notes payable is a direct result of the sale of our two commercial properties during February 2025.

Gain on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2025 and 2024" above for further detail.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the three months ended September 30, 2025 and 2024 totaled approximately $5,635 and $0.4 million, respectively.  This was directly related to the gain on sales of model homes held by our affiliated limited partnerships.

Loss on Conduit remeasurement. As of September 30, 2025, we held 709,000 public common stock warrants of CDTTW, and 540,000 private common stock warrants, with a combined value of approximately $7,515.  Conduit's public common stock warrants (CDTTW) and Private CDT Warrants presented on the consolidated balance sheets were measured at fair value using Level 1 and Level 3 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. During the three months ended September 30, 2025, we recorded a loss on Conduit's marketable securities of $213, compared to a loss of approximately $3.9 million during the three months ended September 30, 2024.

RESULTS OF OPERATIONS FOR THE nine MONTHS ENDED September 30, 2025 and 2024

Revenues. Total revenues were approximately $12.7 million for the nine months ended September 30, 2025, compared to approximately $14.1 million for the same period in 2024.  As of September 30, 2025, we had approximately $113.3 million in net real estate assets including 84 model homes, compared to approximately $131.4 million in net real estate assets including 83 model homes at September 30, 2024.  The average number of model homes held during the nine months ended September 30, 2025 and 2024 was 81 and 93, respectively. The change in revenue is directly related to the decrease in model home rental income and transaction fees during the current period, and the sale of our two commercial properties on February 7, 2025.

	% of Gross Revenue for the nine months ended September 30,
Segment	2025	2024
Office/Industrial	72.4%	64.4%
Model Home	23.4%	24.3%
Retail	3.5%	10.9%
Other Non-Segment & Consolidating Items	0.7%	0.2%

	% of Total Real Estate Assets as of
Segment	September 30, 205	December 31, 2024
Office/Industrial	61.5%	58.3%
Model Home	34.5%	29.3%
Retail	4.0%	12.4%

Rental Operating Costs. Rental operating costs totaled approximately $4.6 million for the nine months ended September 30, 2025, compared to approximately $4.7 million for the same period in 2024. Rental operating costs as a percentage of total revenue was 36.3% and 33.0% for the nine months ended September 30, 2025 and 2024, respectively.  We expect rental operating costs to continue to be down year over year at December 31, 2025 due to the sale of our retail properties UTC and Research Parkway during February 2025; however, if we purchase additional properties during the fourth quarter of 2025, our rental operating costs could increase.

General and Administrative Expenses. G&A expenses for the nine months ended September 30, 2025 and 2024 totaled approximately $4.3 million and $5.9 million, respectively. G&A expenses as a percentage of total revenue was 34.1% and 42.0% for the nine months ended September 30, 2025 and 2024, respectively.  G&A expenses for the nine months ended September 30, 2025 decreased by approximately $1.6 million  partially related to consulting fees in 2024 including a one-time payment for the setup of DMH 207, and additional legal fees related to Zuma Capital Management, LLC (Zuma Capital"), which was not repeated in 2025.  Additionally, during the nine months ended September 30, 2025, we also reduced our accrual for board fees, income tax preparation fees, and companywide bonus.

Depreciation and Amortization. Depreciation and amortization expense was approximately $3.7 million and $4.2 million for the nine months ended September 30, 2025 and 2024, respectively.  The decrease is directly related to the sale of our retail properties UTC and Research Parkway during February 2025.

Asset Impairments. We review the carrying value of each of our real estate properties regularly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the nine months ended September 30, 2024, we recognized a non-cash impairment charge of approximately $0.9 million related to model homes and one commercial property. The impairment on our commercial property, Dakota Center, was the result of the loan maturing in July 2024 and the Company not being able to reach an agreement with the lenders regarding a loan modification or extension. In October the lender agreed to a sale of the property to settle the balance of the non-recourse loan. Due to the uncertainties in the Fargo market, we decided to impair the property’s book value, in accordance with ASC 360-10 impairment of long-lived assets and for long-lived assets to be disposed of, to be in line with the current loan balance and estimated closing costs, which is the expected sales price.  As such, we recorded an impairment charge of approximately $0.7 million, as of September 30, 2024. The new impairment charges for the model homes reflects the estimated and actual sales prices for these specific model homes that were sold after the end of each quarter.  This was the result of an abnormally short hold period, less than two years, on model homes purchased in 2022.  The builder changed their product style in the neighborhoods where these model homes are located, in Texas, after we had purchased the homes.  We do not believe these losses are indicative of our overall model home portfolio.  During the nine months ended September 30, 2025, we recognized non-cash impairment charges of approximately $0.1 million, related to seven model homes properties, based on estimated selling prices.  Additionally, during the nine months ended September 30, 2025, in connection with the pending sale of Dakota Center, we have impaired the property’s book value and recorded an impairment charge of approximately $3.3 million, with the short sale expected to take place during the fourth quarter of 2025, which will include a discount payoff for the non-recourse loan.  During the nine months ended September 30, 2025, we also recorded an impairment charge of approximately $0.9 million, on our Shea Center II property, based on current market conditions, occupancy rates, and the estimated hold period of the property.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges was approximately $4.5 million for the nine months ended September 30, 2025, compared to approximately $4.5 million for the same period in 2024. The weighted average interest rate on our outstanding debt was 6.17% and 5.44% as of September 30, 2025 and 2024, respectively.  Mortgage notes payable totaled approximately $94.6 million and $102.3 million as of September 30, 2025 and 2024, respectively.  The decrease in mortgage notes payable is a direct result of the sale of our two commercial properties during February 2025 and the change in the number of model homes.

Gain on Sale of Real Estate Assets, net.  The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. S ee "Significant Transactions in 2025 and 2024 " above for further detail.

Income allocated to non-controlling interests.  Income allocated to non-controlling interests for the nine months ended September 30, 2025  and  2024  totaled approximately $0.3 million and $2.3 million, respectively.  This was directly related to the gain on sales of model homes held by  our affiliated limited partnerships.

Loss on Conduit remeasurement. During the nine months ended  September 30, 2025, we had sold our remaining 29,445 shares of CDT for $13,990, and held 709,000 public common stock warrants of CDTTW, and 540,000 private common stock warrants, with a combined value of approximately  $7,515.  Conduit's public common stock warrants (CDTTW) and Private CDT Warrants presented on the consolidated balance sheets were measured at fair value using Level 1 and Level 3 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. During the nine months ended  September 30, 2025, we recorded a loss on Conduit's marketable securities of $0.2 million, compared to a loss of approximately $17.8 million during the nine months ended  September 30, 2024.

Geographic Diversification Tables

The following tables show a list of commercial properties owned by the Company grouped by state and geographic region as of September 30, 2025:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	1	57,807	7.5%	$1,623,710	15.4%
Colorado	3	269,503	35.1%	4,259,306	40.3%
Maryland	1	31,752	4.1%	739,050	7.0%
North Dakota	4	399,113	51.9%	3,595,905	34.0%
Texas	1	10,500	1.4%	349,546	3.3%
Total	10	768,675	100.0%	$10,567,517	100.0%

The following tables show a list of our Model Home properties by geographic region as of September 30, 2025:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate of Aggregate % Annual Rent
Alabama	10	23,835	9.5%	$347,064	9.5%
Arizona	2	6,822	2.7%	$149,196	4.1%
Tennessee	2	5,534	2.2%	$89,304	2.4%
Texas	70	214,090	85.6%	$3,069,336	83.9%
Total	84	250,281	100.0%	$3,654,900	99.9%

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings from our model home lines of credit, and the sale of our equity or issuance of debt securities or bonds.   Our cash and restricted cash at September 30, 2025 was approximately $8.0 million. Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. We also are actively seeking model home investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders. Future principal payments due on mortgage notes payable, during the last three months of  2025 and in the year ending December 31, 2026 total approximately $10.4 million and $21.1 million, respectively, of which $1.5 million in 2025 and $4.3 million in 2026 are related to model home properties. See Note 7. Mortgage Notes Payable, in Part I - Financial Information for additional information on the Dakota Center loan that matured on July 6, 2024. Management expects certain model home properties can be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes can be refinanced, as the Company has historically been able to do in the past with all model home properties. Additional principal payments will be made with cash flows from ongoing operations.

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

While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which expired in November 2024.  In December 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which shall expire in December 2025. During the nine months ended September 30, 2025, we repurchased 16,080 shares of our Series A Common Stock, with an average price of $4.79 per share, including a commission of $0.025 per share, for a total cost of $77,092 for the Series A Common Stock.  This does not include the Tender Offer shares repurchased during April 2025. During the nine months ended September 30, 2025, the Company repurchased 22,259 shares of our Series D Preferred Stock at an average price of approximately $14.73 per share, including a commission of $0.035 per share, for a total cost of $327,787 for the Series D Preferred Stock. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost.

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

For the nine months ended September 30, 2025 and 2024, the Company did not declare a cash dividend on shares of Series A Common Stock. For the nine months ended September 30, 2025 and 2024, the Company declared and paid approximately $1.7 million and $1.7 million, respectively, in cash dividends on shares of Series D Preferred Stock. Cash permitting, the Company intends to continue to pay dividends on a monthly basis to holders of our Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future dividends.  The Company has not decided when it will resume dividends to our common stockholders on a quarterly basis. The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the nine months ended September 30, 2025 and 2024.

Series A Common Stock:

Quarter Ended	2025	2024
	Distributions Declared	Distributions Declared
March 31	$—	$—
June 30	—	—
September 30	—	—
Total	$—	$—

Series D Preferred Stock:

Month	2025	2024
	Distributions Declared	Distributions Declared
January	$0.19531	$0.19531
February	0.19531	0.19531
March	0.19531	0.19531
April	0.19531	0.19531
May	0.19531	0.19531
June	0.19531	0.19531
July	0.19531	0.19531
August	0.19531	0.19531
September	0.19531	0.19531
Total	$1.75779	$1.75779

Cash Equivalents and Restricted Cash

At September 30, 2025 and December 31, 2024, we had approximately $8.0 million and $8.0 million  in cash equivalents, respectively, including $3.8 million and $5.0 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts, short-term bonds and cash held in bank accounts at third-party institutions. During 2025 and 2024, we did not experience any loss or lack of access to our cash or cash equivalents.  Approximately $1.5 million to $2.1 million of our cash balance is intended for capital expenditures on existing properties, net of any construction financing (some of which is held in deposits reserve accounts by our lenders) during the rest of the year. We intend to use the remainder of our existing cash and cash equivalents for asset/property acquisitions, reduction of principal debt, general corporate purposes, common stock repurchases (if market conditions are met), or dividends to our stockholders.

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

The closing of the sales of the Securities pursuant to the Purchase Agreement occurred on July 15, 2025. The net proceeds to the Company after deducting the Placement Agent’s fees and the Company’s offering expenses were approximately $1.7 million. The Company has used and intends to use the net proceeds from the offering for working capital and for other general corporate purposes including to potentially acquire additional properties.

In addition, in connection with the Purchase Agreement, the Company and the Purchaser entered into an Amendment to Series A Common Stock Purchase Warrants (the “Amendment”). The Amendment amends certain warrants to purchase 200,000 shares of Series A Common Stock purchased by the Purchaser on July 14, 2021 to (i) reduce the exercise price to $12.00 per share from $55 per share and (ii) extend the termination date to July 16, 2030 from July 16, 2026. Pursuant to the Stock Purchase Agreement, the Company filed a resale registration statement to register the shares of Series A Common Stock underlying such warrants, which registration statement went effective on August 22, 2025.

Secured Debt

As of September 30, 2025, all our commercial properties, except 300 N.P. which has no debt, had fixed-rate mortgage notes payable in the aggregate principal amount of  $67.5 million, collateralized by a total of nine commercial properties with loan terms at issuance ranging from 5 to 10 years. The weighted-average interest rate on these mortgage notes payable as of September 30, 2025, was approximately 5.78%, and our debt to estimated market value for our commercial properties was approximately  72.0%.  During the next 12 months, one of our commercial property loans, totaling approximately $16.4 million, will mature. The non-recourse loan on the Dakota Center property matured on July 6, 2024.  During December 2024, the lender agreed to the broker the Company would use to sell the property to settle the non-recourse debt.  As of September 30, 2025, the property was included in the real estate assets held for sale, net on the consolidated balance sheet. During July 2025, the lender approved a purchase offer from a third party for $5,125,000.  In connection with the pending sale, we have impaired the property’s book value and recorded an impairment charge of approximately $3.3 million as of September 30, 2025.  The sale is expected to take place during the fourth quarter 2025. The loan is considered non-recourse and we will not be required to make up the difference if the property sells for less than the loan balance.  See Note 4. Real Estate Assets above for further discussion on impairment of the property.  As of September 30, 2025, the property was included in the real estate assets held for sale, net on the consolidated balance sheet.

As of September 30, 2025, the Company had fixed-rate mortgage notes payable related to model homes in the aggregate principal amount of $27.2 million, collateralized by a total of 84 Model Homes.  These loans generally have a term at issuance of three to five years. As of September 30, 2025, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $323,577 and 7.13%, respectively. Our debt to estimated market value on all our model home properties is approximately 59.0%.  We have been able to refinance maturing mortgages to extend maturity dates and we have not experienced any notable difficulties financing our acquisitions.  The Company anticipates that any new mortgages used to acquire commercial properties or model homes in the near future will be at rates higher than our currently weighted average interest rate.

Cash Flow for the nine months ended September 30, 2025, and September 30, 2024

Operating Activities: Net cash used in operating activities for the nine months ended September 30, 2025, totaled approximately $0.4 million, as compared to cash used in operating activities of $0.7 million for the nine months ended September 30, 2024. The change in net cash used in operating activities is mainly due to changes in net income, which fluctuates due to new leases, leasing renewals, tenant move outs and model home sales and acquisitions, as well as changes in non-cash addbacks or subtractions such as straight-line rent.

Investing Activities: Net cash provided by investing activities for the nine months ended September 30, 2025, was approximately $11.4 million compared to approximately $10.7 million used in investing activities during the same period in 2024. The change from each period was primarily related to the sale of our commercial properties in February 2025 for approximately $15.9 million, net of selling costs, and the sale of model home properties for approximately $7.4 million during the nine months ended September 30, 2025.  There were no similar commercial property sales during the nine months ended September 30, 2024, however, model home sales during the nine months ended September 30, 2024 totaled approximately $22.3 million. Cash used in real estate acquisition and capital improvement totaled approximately $11.6 million, for the nine months ended September 30, 2025.

We currently project that we could spend up to $2.7 million (some of which is held in deposits reserve accounts by our lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio during the next 12 months. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures in the future due to rising construction costs. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities: Net cash used in financing activities during the nine months ended September 30, 2025, was $11.1 million compared to $9.3 million provided by financing activities for the same period in 2024 and was primarily due to the following activities for the nine months ended September 30, 2025:

•	Proceeds from mortgage notes payable, net of issuance costs totaled approximately $18.9 million, and payment of debt issuance costs totaled approximately $0.3 million.

•	Proceeds from the sale of Series A Common Stock, totaled approximately $1.7 million, net of offering costs.

•	Proceeds used for the repurchase of Series A Common Stock, totaled approximately $1.6 million, including stock repurchased in the Offer.

•	Proceeds used for the repurchase of Series D Preferred Stock, totaled approximately $0.3 million.

•	Repayment of mortgage notes payable totaled approximately $27.1 million for the nine months ended September 30, 2025.

•	Distributions to noncontrolling interest of approximately $0.5 million for the nine months ended September 30, 2025.

•	Dividends paid to Series D Preferred Stockholders of approximately $1.7 million for the nine months ended September 30, 2025.

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

Common Stock Warrants:

If all the potential Common Stock Warrants outstanding at September 30, 2025, were exercised at the price of $12 per share, gross proceeds to us would be approximately $2.4 million and we would as a result issue an additional 200,000 shares of common stock.

Placement Agent Warrants:

If all the potential Placement Agent Warrants outstanding at September 30, 2025, were exercised at the price of $62.50 per share, gross proceeds to us would be approximately $0.5 million and we would as a result issue an additional 8,000 shares of common stock.

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

Series A Warrants:

If all the potential Series A Warrants outstanding at September 30, 2025, were exercised at the price of $70.00 per share, gross proceeds to us would be approximately $101.2 million and we would as a result issue an additional 1,445,007 shares of common stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Repurchase Program. While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which expired in November 2024.  In December 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which shall expire in December 2025. During the nine months ended September 30, 2025, we repurchased 16,080 shares of our Series A Common Stock, with an average price of $4.79 per share, including a commission of $0.025 per share, for a total cost of $77,092 for the Series A Common Stock.  This does not include shares repurchased in our April 2025 tender offer. During the three months ended September 30, 2025, we repurchased 11,989 shares of our Series A Common Stock, with an average price of $4.88 per share, including a commission of $0.025 per share, for a total cost of $58,539 for the Series A Common Stock.  During the nine months ended September 30, 2025, the Company repurchased 22,259 shares of our Series D Preferred Stock at an average price of approximately $14.73 per share, including a commission of $0.035 per share, for a total cost of $327,787 for the Series D Preferred Stock. During the three months ended September 30, 2025, the Company did not repurchased any shares of our Series D Preferred Stock. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost.

Stock repurchases for Series A Common Stock.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2025	—	$—	—	$5,938,424
August 2025	586	4.92	586	5,935,538
September 2025	11,403	4.88	11,403	5,879,885
Total	11,989	$4.88	11,403	$5,879,885

Stock repurchases for Series D Preferred Stock.

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2025	—	$—	—	$3,631,303
August 2025	—	—	—	3,631,303
September 2025	—	—	—	3,631,303
Total	—	$—	—	$3,631,303

Item 3. Defaults Upon Senior Securities.

On March 13, 2025, we received notice of a maturity date default of a loan in the original principal amount of $11.1 million evidenced by a promissory note issued on June 9, 2014. The loan is secured by the Dakota Center in Fargo, North Dakota.

As a result of the default, the Company is required to pay the default interest rate that is 5% above the original interest rate and the lender’s expenses related to the loan, including third party report fees, attorneys’ fees and loan servicing expenses.  As of the date of this report, the amount of the default is approximately $9.1 million. Additionally, the lender is holding approximately $0.6 million in restricted cash sweep accounts as of September 30, 2025.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

During the nine months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025.

31.2

Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025.

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

Date: November 12, 2025	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

	By:	/s/ Ed Bentzen
	Name:	Ed Bentzen
	Title:	Chief Financial Officer