Form 10-K
period 2025-12-31
Presidio Property Trust, Inc.
filed 2026-03-27
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $5.2 million based upon the closing price reported for such date on the Nasdaq Capital Market. At March 27, 2026, the registrant had issued and outstanding 1,441,678 shares of its Series A Common Stock $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Presidio Property Trust's 2026 Annual Meeting of Stockholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2025 pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

PRESIDIO PROPERTY TRUST, INC.

FORM 10-K – ANNUAL REPORT

For the year ended December 31, 2025

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

ITEM 1. BUSINESS

OVERVIEW AND CORPORATE STRUCTURE

Presidio Property Trust, Inc. (“we”, “our”, “us” or the “Company”) is an internally-managed real estate investment trust (“REIT”). We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” We are a publicly traded company on Nasdaq, and registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Through the Company, its subsidiaries and its partnerships, we own 10 commercial properties in fee interest and have partial interests in two commercial properties through our interests in various affiliates in which we serve as general partner, member and/or manager. Each of the limited partnerships is referred to as a “DownREIT.” In each DownREIT, we have the right, through put and call options, to require our co-investors to exchange their interests for shares of our Series A Common Stock, or our common stock, at a stated price after a defined period (generally five years from the date they first invested in the entity’s real property), the occurrence of a specified event or a combination thereof. The Company is a limited partner in five partnerships and sole shareholder in one corporation, which entities purchase and lease model homes to and from homebuilders.

MARKET AND BUSINESS STRATEGY

The Company invests in a diverse multi-tenant portfolio of real estate assets. Beginning in 2015, we began to focus our commercial portfolio primarily on office and industrial properties (“Office/Industrial Properties”) and model homes (“Model Home Properties”). Our commercial properties are currently located in Colorado, North Dakota, California, Maryland and Texas. Our commercial property tenant base is highly diversified and consists of approximately 131 individual commercial tenants, including month to month leases, with an average remaining lease term of approximately 3.0 years as of December 31, 2025. As of December 31, 2025, one commercial tenant represented 6.90% of our annualized based rent, while our ten largest tenants represented approximately 37.69% of our annualized base rent. Our Model Home Properties are leased back, on a triple-net basis, to homebuilders. Of our model home properties, approximately 69% of our model homes are leased to one homebuilder. The Model Home Properties are held by three affiliated limited partnerships and one wholly-owned corporation, all of which we control. As of December 31, 2025, our Model Home Properties are located in four states, Alabama, Texas, Tennessee, and Arizona. For more information, see Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations included elsewhere in this Annual Report on Form 10-K.

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

RECENT DEVELOPMENTS

Significant Transactions in 2025 and 2024

Acquisitions during the year ended December 31, 2025:

•

We acquired 22 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2025. The purchase price for these properties was approximately $9.4 million. The purchase price consisted of cash payments of approximately $2.8 million and mortgage notes of approximately $6.6 million.

Acquisitions during the year ended December 31, 2024:

•

We acquired 19 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2024. The purchase price for the properties was approximately $9.7 million. The purchase price consisted of cash payments of approximately $3.0 million and mortgage notes of approximately $6.7 million.

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

Dispositions during the year ended December 31, 2025:

During year ended December 31, 2025, we disposed of the following properties:

•	20 model homes for approximately $9.8 million, net of sales costs, and the Company recognized a gain of approximately $1.0 million.

•	On February 6, 2025, the Company sold two commercial properties, Union Town Center and Research Parkway, to a single buyer for approximately $15.9 million, net of selling costs, and recognized a net gain of approximately $4.5 million net of closing costs.

Dispositions during the year ended December 31, 2024:

During year ended December 31, 2024, we disposed of the following properties:

•	51 model homes for approximately $24.8 million and the Company recognized a gain of approximately $3.4 million.

Model Home Properties

Our Model Home Properties are located in four states throughout the United States. As of December 31, 2025, we owned  80 model homes with a net book value of approximately $36.7 million. Of the  80 model homes in our portfolio, 63 of them are wholly owned through NetREIT Model Homes, Inc. and make up approximately 78.7% of the total rental income from our model home portfolio.

Our Model Home business was started in March 2010 through the acquisition of certain assets and rights from Dubose Model Homes USA. Our model home business (“PPT Model Homes”) is engaged in the business of acquiring model homes from third party homebuilders in sale-leaseback transactions whereby a homebuilder sells the Model Home to PPT Model Homes and leases back the Model Home under a triple net lease (“NNN”) for use in marketing its residential development.

We currently operate four limited partnerships in connection with PPT Model Homes: Dubose Model Home Investors #203, LP (“DMHI #203”), Dubose Model Home Investors #204, LP (“DMHI #204”), Dubose Model Home Investors #205, LP (“DMHI #205”), and Dubose Model Home Investors #207, LP (“DMHI #207”). Previously, we operated six entities for the year ended December 31, 2024. As of the same period ending 2025, two of our previous partnerships, Dubose Model Home Investors #202 LP (“DMHI #202”) and Dubose Model Home Investors #206 LP (“DMHI #206”), were dissolved following the sale of their assets. The limited partnerships typically raise private equity to invest in Model Home Properties and lease them back to the homebuilders. When the model homes' lease ends, these properties are sold to independent third parties as residential homes. As of the filing of this report, the Company owned:

•	2.3% of DMHI #203, which raised $4.4 million, and was formed to raise up to $5.0 million through the sale of partnership units. As of the filing of this report, this partnership sold its final home.

•	3.6% of DMHI #204, which raised $2.8 million, and was formed to raise up to $5.0 million through the sale of partnership units.

•	4.0% of DMHI #205, which has raised $2.5 million, and was formed in 2019 to raise up to $5.0 million through the sale of partnership units.

•	3.5% of DMHI #207, which has raised $2.6 million, and was formed in 2023 to raise up to $5.0 million through the sale of partnership units. This partnership continues to raise capital through the sale of additional limited partnership units.

•	100% of NetREIT Model Homes, Inc.

We provide management services to our limited partnerships through our wholly-owned subsidiaries, NetREIT Advisors, LLC (“NetREIT Advisors”) and Dubose Advisors LLC (“Dubose Advisors”), which we refer to collectively as the Advisors. For their services, each of the Advisors receives ongoing management fees, acquisition fees and has the right to receive certain other fees when a partnership sells or otherwise disposes of a model home. NetREIT Advisors manages NetREIT Model Homes, Inc. and Dubose Advisors manages DMHI #202, DMHI #203, DMHI #204, DMHI #205, DMHI #206, and DMHI #207.  As of December 31, 2025, Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP and Dubose Model Home Investors #206, LP had no remaining assets.

Share Repurchase Program

While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which expired in November 2024. In December 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which the Board of Directors did not renew in December 2025. During the year ended December 31, 2025, we repurchased 16,080 shares of our Series A Common Stock, with an average price of $4.79 per share, including a commission of $0.025 per share, for a total cost of $77,092 for the Series A Common Stock. This does not include the shares repurchased in the fixed price self-tender offer (the "Tender Offer") during April-May 2025 as noted below. During the year ended December 31, 2025, the Company repurchased 23,346 shares of our Series D Preferred Stock at an average price of approximately $14.76 per share, including a commission of $0.035 per share, for a total cost of $344,503 for the Series D Preferred Stock. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost.

On April 8, 2025, we commenced the Tender Offer, a fixed price self-tender offer to purchase for cash all odd lots plus up to 200,000 shares of the Company’s Series A common stock, par value $0.01 per share, properly tendered and not properly withdrawn prior to the expiration date, subject to the Company’s ability to increase the number of shares accepted for payment in the Tender Offer by up to 2% of the Company’s outstanding common stock (resulting in an increase of up to approximately 28,308 shares) without amending or extending the Tender Offer in accordance with rules promulgated by the SEC, at $6.80 per share, net to the seller in cash, less any applicable withholding taxes and without interest. The Tender Offer expired at 11:59 pm, New York City time, on May 5, 2025. Based on the final count by the depositary for the Tender Offer, 214,412 shares of Series A common stock were validly and successfully tendered and not properly withdrawn, including tenders of shares for which the tender was defective but for which the Company waived such defects. Pursuant to the terms of the Tender Offer, the Company accepted for purchase 214,412 shares of Series A common stock, including 1,209 odd lot shares. Total cash required to complete the Tender Offer was approximately $1,458,000, excluding fees and expenses related to the Tender Offer. We believe that the Tender Offer provided an efficient mechanism to provide our stockholders who desired immediate liquidity with the opportunity to tender shares at a favorable price relative to the current market price and without incurring broker’s fees associated with most secondary market sales, while also providing a benefit to those stockholders who did not participate, as such stockholders automatically increased their relative percentage ownership interest in the Company and our future operations, including any liquidity events that we may have in the future. Another purpose of the Tender Offer was to reduce the number of our issued and outstanding shares and to reduce or eliminate all of our odd lots. Overall, we believe that the Tender Offer was a prudent use of our financial resources given our business profile, capital structure, assets and liabilities.

Warrant Dividend

In January 2022, we distributed the Series A Warrants to holders of our Series A Common Stock as of the record date of January 14, 2022. The Series A Warrants and the shares of Series A Common Stock issuable upon the exercise of the Series A Warrants were registered on a registration statement that was filed with the Securities and Exchange Commission (the "SEC") and was declared effective January 21, 2022. The Series A Warrants commenced trading on Nasdaq under the symbol “SQFTW” on January 24, 2022 and were distributed on that date to persons who held shares of common stock and existing outstanding warrants as of the January 14, 2022 record date, or who acquired shares of Series A Common Stock in the market following the record date, and who continued to hold such shares at the close of trading on January 21, 2022. The Series A Warrants give the holder the right to purchase one share of Series A Common Stock at $7.00 per share, for a period of five years. Should warrant holders not exercise the Series A Warrants during that holding period, the Series A Warrants will automatically convert to 1/100th of a share of Series A Common Stock at expiration, rounded down to the nearest number of whole shares.

Reverse Stock Split

Effective on May 19, 2025, the Company amended its charter by filing Articles of Amendment with the State Department of Assessments and Taxation of Maryland in order to effect a 1-for-10 reverse stock split of its outstanding shares of common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 10 shares of the Company’s common stock issued or outstanding were automatically reclassified into one new share of common stock, par value $0.10 per share, subject to the treatment of fractional shares as described below, without any action on the part of the holders. All historical share and per-share amounts reflected throughout the accompanying consolidated financial statements and other financial information in this Annual Report on Form 10-K have been retroactively adjusted to reflect the 2025 Reverse Stock Split as if the split occurred as of the earliest period presented. The Reverse Stock Split did not affect the number of authorized shares of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have been entitled to receive fractional shares as a result of the Reverse Stock Split were rounded up to the nearest whole share. All equity awards and warrants outstanding immediately prior to the Reverse Stock Split were proportionately adjusted to reflect the Reverse Stock Split. Effective immediately after the Reverse Stock Split, the Company decreased the par value of the shares of Series A Common Stock from $0.10 per share back to $0.01 per share.

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

As of January 28, 2026, the Board of Directors has suspended the Company’s monthly dividend on its Series D Preferred Stock commencing with the January 2026 monthly dividend that would have been paid on February 15, 2026. In accordance with the terms of the Series D Preferred Stock, the unpaid monthly dividends will continue to accrue at $0.19531 per share each month. No interest, or sum of money in lieu of interest, is payable in respect of any dividend payments on the Series D Preferred Stock that are in arrears.  The Board and the Company intend to reassess, on a quarterly basis, when accrued dividends on the Series D Preferred Stock may be paid and when the monthly dividend payments can be reinstated.

Use of Leverage

We use mortgage loans secured by our individual properties in order to maximize the return for our stockholders. Typically, these loans are for terms ranging from five to ten years. Currently, seven of our nine commercial mortgage loans are structured as non-recourse to us with limited exceptions that would cause a recourse event only upon occurrence of certain fraud, misconduct, environmental, or bankruptcy events. Non-recourse financing limits our exposure to the amount of equity invested in each property pledged as collateral thereby protecting the equity in our other assets. We can provide no assurance that the non-recourse financing will be available to us in the future on terms that are acceptable to us, or at all and there may be circumstances where lenders have recourse to our other assets. To a lesser extent, we use recourse financing. At December 31, 2025, $22.6 million of our total debt contained recourse to the Company, of which $5.5 million was related to the model homes properties.

We have used both fixed and variable interest rate debt to finance our properties. Wherever possible, we prefer to obtain fixed rate mortgage financing as it provides better cost predictability. As of December 31, 2025, none of our mortgage loans included variable interest rate provisions.

In 2026, we have $4.5 million of principal payments on mortgage notes payable related to the Model Home Properties, including approximately $3.9 million payments related to mortgage notes payable that mature in 2026. We plan to refinance a significant portion of the mortgage notes payable or sell the model home properties to repay the mortgage notes payable. We have $25.5 million of principal payments due on mortgage notes payable relating to commercial properties in 2026, one of which is maturing in 2026. The loans for Union Town Center ("UTC") and Research Parkway were paid in full, when the properties were sold in February 2025. The non-recourse loan on the Dakota Center property matured on July 6, 2024. During December 2024, the lender agreed to the broker the Company would use to sell the property to settle the non-recourse debt. As of December 31, 2025, the property was included in the real estate assets held for sale, net on the consolidated balance sheet and was subsequently sold in January of 2026. Subsequent to the year ended December 31, 2025, after initially attempting to refinance our Shea Center II loan, we received notice that our failure to repay the full balance of the $17,727,500 loan on the property prior to January 5, 2026 had triggered a default event according to the terms defined in the Loan Documents (as defined below). The Company has received notification that the Shea Center II property governed by this agreement will be moved into receivership, which will fulfill its obligation for this non-recourse loan.

Our short-term liquidity needs include satisfying the debt service requirements of our existing mortgages. Overall, the commercial properties and Model Homes adequately covered their debt servicing needs during the year ended December 31, 2025, and management expect this to continue during the next twelve months. If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we will fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, from sales of equity or debt securities, or we will reduce the rate of distribution to the stockholders.

PROPERTY MANAGEMENT

The Company, through its wholly owned subsidiary, NTR Property Management, Inc., is the primary property manager for all of its properties, with the exception of Shea Center II, which is currently managed by its receiver as of March 2026. The Company subcontracts with third party property management companies in California and North Dakota to render on-site management services, and internally manages our properties in Colorado, Maryland, and Texas.

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

Our Board of Directors

Our Management is subject to the direction and supervision of our Board of Directors. Among other things, our Board of Directors must approve each real property acquisition our Management proposes. As of December 31, 2025, there were six directors comprising our Board of Directors, four of whom are independent directors (“Independent Directors”). Two of our directors, Mr. Heilbron and Mr. Hightower, are not independent.

OUR REIT STATUS

We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2000. To continue to be taxed as a REIT, we must satisfy numerous organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders, as defined in the Code and calculated on an annual basis. As a REIT, we are generally not subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify for taxation as a REIT in any year, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Even though we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and property and to federal income and excise taxes on our undistributed income. For more information, please see Risks Related to our Status as a REIT and Related Federal Income Tax Matters. We qualified as a REIT for the fiscal year ended December 31, 2025.

HUMAN CAPITAL RESOURCES

Due to the nature of our business, our performance depends on identifying, attracting, developing, motivating, and retaining a highly skilled workforce in multiple areas, including property management, asset management and strategy, accounting, business development and management. Our human capital management strategy, which we refer to as our people strategy, is tightly aligned with our business needs. During 2025, our human capital efforts were focused on retaining top talent, and continuing to increase our agility to meet the quickly changing needs of the business. We use a variety of human capital measures in managing our business, including: workforce demographics; diversity metrics with respect to representation, attrition, hiring, promotions and leadership; and talent management metrics including retention rates of top talent and hiring metrics.

OFFICE AND EMPLOYEES

During September 2024, we reduced our office space from approximately 9,224 square feet to 6,570 square feet. The office is located in San Diego, California.

As of December 31, 2025, we had a total of 15 full-time employees.

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

•

fluctuations in interest rates, including if potential interest rate decreases in 2026 do not materialize, could adversely affect our ability to obtain financing on favorable terms or at all, and negatively impact the value of properties and the ability of prospective buyers to obtain financing for properties we intend to sell;

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

Rising inflation and elevated U.S. budget deficits and overall debt levels, including as a result of federal spending, tariffs and/or economic or market and supply chain conditions, can put upward pressure on interest rates and could be among the factors that could lead to higher interest rates in the future. During inflationary periods, interest rates have historically increased. For instance, to control the rate of inflation, the Board of Governors of the Federal Reserve System (the “U.S. Federal Reserve”) raised its benchmark federal funds rate from nearly zero in March 2022 to a range between 4.25% and 4.50% as of December 31, 2024. Although the U.S. Federal Reserve reduced the federal funds rate in September, October, and December 2025, further rate cuts may not materialize in 2026 and rates may be raised. Higher interest rates could adversely affect our overall business, income, and our ability to pay dividends, including by reducing the fair value of many of our assets and adversely affecting our ability to obtain financing on favorable terms or at all, and negatively impacting the value of properties and the ability of prospective buyers to obtain financing for properties we intend to sell. This may affect our earnings results, reduce our ability to sell our assets, or reduce our liquidity. Furthermore, our business and financial results may be harmed by our inability to accurately anticipate developments associated with changes in, or the outlook for, interest rates.

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

The COVID-19 pandemic has had, and in the future may continue to have, repercussions across regional and global economies and financial markets. Many countries, including the United States (including the states and cities that comprise the San Diego, California; Denver, Westminster, Highlands Ranch, and Colorado Springs, Colorado; Fargo and Baltimore, Maryland; Houston, Texas; West Fargo and Bismarck, North Dakota; and other metro regions where we own and operate properties) had instituted quarantines, “shelter in place” mandates, and rules and restrictions on travel and the types of businesses that may continue to operate. While these restrictions have been lifted, new variants of the coronavirus and/or the spread of another highly infectious or contagious virus or disease could cause government authorities to extend, reinstitute and/or adopt new restrictions. As a result, the possibility remains that the COVID-19 pandemic or another public health crisis may negatively impact almost every industry, both inside and outside these metro regions, directly or indirectly and has created business continuity issues. For instance, a number of our commercial tenants temporarily closed their offices or stores and requested temporary rent deferral or rent abatement during the pandemic. In addition, jurisdictions where we own and operate properties had implemented rent freezes, eviction freezes, or other similar restrictions. The full extent of the impacts on our business over the long term are dependent on a number of factors beyond our control.

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

To hedge against interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective, may reduce the overall returns on your investment and may expose us to the credit risk of counterparties

To the extent consistent with maintaining our qualification as a REIT, we may use derivative financial instruments to hedge exposures to interest rate fluctuations on loans secured by our assets and investments in collateralized mortgage-backed securities. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.

To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to financing, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to stockholders will be adversely affected.

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

We face significant competition for tenants, which could materially and adversely affect us, including our occupancy, rental rates, and results of operations.

We compete for tenants to occupy our office properties in all of our markets with numerous developers, owners, and operators of office properties, as well as owner occupied businesses, many of which own office properties in the same markets in which our office properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants or we may be pressured to reduce our rental rates or to offer more substantial rent abatements, tenant improvements, early termination rights, or below-market renewal options to retain tenants when our leases expire. Competition for tenants could decrease the rental rates we achieve and/or negatively impact the occupancy rates of our commercial properties, which could materially and adversely affect us.

We may not be able to achieve growth through acquisitions at a rate that is comparable to our historical results, which could materially and adversely affect us.

Our growth strategy depends significantly on acquiring new properties. Our ability to continue to grow requires us to identify and complete acquisitions that meet our investment criteria and depends on general market and economic conditions.

Changes in the volume of real estate transactions, the availability of acquisition financing, capitalization rates, interest rates, competition, market conditions or other factors may negatively impact our acquisition opportunities in 2026 and beyond. If we are unable to achieve growth through acquisitions at a rate that is comparable to our historical results, it could materially and adversely affect us. Furthermore, our acquisition volume has not always been consistent, nor can we guarantee it will be consistent in the future. As a result, our acquisition results may not meet investors’ expectations and could materially and adversely affect us.

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

In 2025, approximately 58% of our net operating income was from our office properties, and approximately 65% in 2024. Work from home, flexible work schedules, open workplaces, videoconferencing, and teleconferencing are becoming more common, particularly as a result of, and following the COVID-19 pandemic. These practices may enable businesses to reduce their office space requirements. There is also an increasing trend among some businesses to utilize shared office spaces and co-working spaces. A continuation of the movement towards these practices could, over time, erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations.

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

We own two of our properties indirectly through limited liability companies and limited partnerships under a DownREIT structure. In a DownREIT structure, as well as some joint ventures or other investments we may make, we may utilize a limited liability company or a limited partnership as the holder of our real estate investment. We currently own a portion of these interests as a member, general partner and/or limited partner and in the future may acquire all or a greater interest in such entity. As a sole member or general partner, we are or would be potentially liable for all of the liabilities of the entities, even if we do not have rights of management or control over its operations. Therefore, our liability could far exceed the amount or value of investment we initially made, or then had, in such entities.

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

Representations and warranties made by us in connection with sales of our properties may subject us to liability that could result in losses and could harm our operating results and, therefore, our ability to make distributions to our stockholders.

When we sell a property, we may be required to make representations and warranties regarding the property and other customary items. In the event of a breach of such representations or warranties, the purchaser of the property may have claims for damages against us, rights to indemnification from us or otherwise have remedies against us. In any such case, we may incur liabilities that could result in losses and could harm our operating results and, therefore our ability to make distributions to our stockholders.

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

Our commercial properties are currently located in California, Colorado, Maryland, North Dakota and Texas. Our model home portfolio consists of properties currently located in four states, although a significant concentration of our model homes is located in Texas. As of December 31, 2025, approximately 84% of our model homes were located in Texas. This concentration of properties in a limited number of markets may expose us to risks of adverse economic developments that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns and potentially higher local property, sales and income taxes in the geographic markets in which we are concentrated. In addition, our properties are subject to the effects of adverse acts of nature, such as winter storms, hurricanes, hailstorms, strong winds, wildfires, earthquakes and tornadoes, which may cause damage, such as flooding, to our properties. Additionally, we cannot assure you that the amount of casualty insurance we maintain would entirely cover damages caused by any such event, or in the case of our model homes portfolio or commercial triple net leases, that the insurance maintained by our tenants would entirely cover damages caused by any such event.

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

Recent market conditions may make it more difficult to analyze potential opportunities for our portfolio of properties.

Our success will depend, in part, on our ability to effectively analyze potential acquisition opportunities in order to assess the level of risk-adjusted returns that we should expect from any particular investment. To estimate the value of a particular property, we may use historical assumptions that may or may not be appropriate during the recent downturn in the real estate market and general economy. To the extent that we use historical assumptions that are inappropriate under current market conditions, we may overpay for a property or acquire an asset that we otherwise might not acquire, which could have a material and adverse effect on our results of operations and our ability to make distributions to our stockholders.

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

There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are expected to be based upon our funds from operations, or FFO, financial condition, cash flows and liquidity, debt service requirements and capital or other expenditure requirements for our properties, and any distributions will be authorized at the sole discretion of our Board of Directors out of funds legally available therefor, and their form, timing and amount, if any, will be affected by many factors, such as our ability to acquire profitable real estate investments and successfully manage our real estate properties and our operating expenses. Other factors may be beyond our control. We can therefore provide no assurance that we will be able to pay or maintain distributions or that distributions will increase over time. For example, our distributions were suspended for the periods from the third quarter of 2017 through the third quarter of 2018 and for the final three quarters of 2019 through the third quarter of 2020. We have made quarterly distributions to our holders of Series A Common Stock since the fourth quarter of 2020 through the fourth quarter of 2023. If we do not have sufficient cash available for distributions, we may need to fund the shortage out of working capital or borrow to provide funds for such distributions, which would reduce the amount of proceeds available for real estate investments and increase our future interest costs. Our inability to pay distributions, or to pay distributions at expected levels, could result in a decrease in the per share trading price of our Series A Common Stock, Series D Preferred Stock or Series A Warrants.

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

Our total gross indebtedness as of December 31, 2025 was approximately $92.9 million. We may incur additional debt for various purposes, including, without limitation, to fund future acquisitions and operational needs.

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

Loans obtained to fund property acquisitions will generally be secured by mortgages on our properties. The more we borrow, the higher our fixed debt payment obligations will be and the greater the risk that we will not be able to timely meet these payment obligations. At December 31, 2025, excluding our Model Home Properties, we had a total of approximately $67.3 million of secured financing on our properties. If we are unable to make our debt payments as required, due to a decrease in rental or other revenues or an increase in our other costs, a lender could charge us a default rate of interest and/or foreclose on the property or properties securing its debt. This could cause an adverse effect on our results of operations and/or cause us to lose part or all of our investment, adversely affecting our financial condition by lowering the value of our real estate portfolio.

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

We have $25.5 million of principal payments on mortgage notes payable relating to commercial properties in 2026, one of which matures in 2026, and one which matured in July 2024. The loan on Dakota Center matured in July 2024 and management has been working with the lender and their special servicer of the loan to sell the property and settle the debt. The lender has agreed to the Company selling the property on the open market with the use of a broker. We have also begun the process to refinance the remaining two loans that were due in September 2025. After initially attempting to refinance our Shea Center II loan, we received notice that our failure to repay the full balance of the loan on the property prior to January 5, 2026 had triggered a default event according to the terms of the loan. The Company has received notification that the Shea Center II property governed by this loan agreement will be moved into receivership, which will fulfill its obligation for this non-recourse loan. The model homes division pays off the balance of its mortgages using proceeds from the sale of the underlying homes. Any deficiency in the sale proceeds would have to be paid from existing cash, reducing the amount available for distributions and operations.

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

A REIT’s ownership of securities of a taxable REIT subsidiary is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% of the value of our total assets could be represented by securities, including securities of taxable REIT subsidiaries, other than those securities includable in the 75% asset test. Further, for taxable years beginning after December 31, 2017, not more than 20% of the value of our total assets may be represented by securities of taxable REIT subsidiaries. However, under tax legislation enacted in 2025, this 20% asset value cap increases to 25% for calendar quarters commencing after December 31, 2025. We anticipate that the aggregate value of the stock and other securities of any taxable REIT subsidiaries that we own will be less than 20% of the value of our total assets, , and in the future will not exceed 25% of the aggregate value of our total assets. We will monitor the value of these investments to ensure compliance with applicable asset test limitations. In addition, we intend to structure our transactions with any taxable REIT subsidiaries that we own to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with these limitations or avoid application of the 100% excise tax discussed above.

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

Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is generally subject to tax at reduced rates. However, dividends payable by REITs to its stockholders generally are not eligible for the reduced rates for qualified dividends and are taxed at ordinary income rates (but U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the reduced rates continue to apply to regular corporate qualified dividends, investors that are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our common stock, and could be detrimental to our ability to raise additional funds through the future sale of our common stock.

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

We are required to meet certain qualitative and financial tests to maintain the listing of our securities on Nasdaq. As of the date of this report, we are in compliance with all of Nasdaq’s continued listing requirements. As previously disclosed, on June 7, 2024, the Company received a written notice from Nasdaq notifying the Company that it had failed to meet the $1.00 per share minimum bid price requirement for continued inclusion on Nasdaq. The letter also indicated that the Company would be provided with a compliance period of 180 calendar days, or until December 4, 2024, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On December 5, 2024, Nasdaq notified the Company that it had determined that the Company is eligible for an additional 180 calendar day period, or until June 2, 2025, to regain compliance.

On May 1, 2025, our Board of Directors determined to effect the Reverse Stock Split and approved the filing of Articles of Amendment (the “Articles of Amendment”) to its charter to effect the Reverse Stock Split. On May 16, 2025, the Articles of Amendment to effect the Reverse Stock Split were filed with the State Department of Assessments and Taxation of Maryland. The implementation of the Reverse Stock Split took effect in the public markets at the opening of trading on Monday, May 19, 2025. All equity awards and warrants outstanding immediately prior to the Reverse Stock Split were proportionately adjusted to reflect the Reverse Stock Split. The Company regained compliance with Nasdaq’s bid price rule on June 2, 2025.

There can be no assurance that we will be able to maintain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria. If we are unable to maintain compliance with the continued listing requirements of Nasdaq, our common stock could be delisted, making it more difficult to buy or sell our securities and to obtain accurate quotations and the price of our securities could suffer a material decline.  Delisting could also impair our ability to raise capital.

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

As of January 28, 2026, the Board of Directors has suspended our monthly dividend for Series D Preferred Stock. In accordance with the terms of the Series D Preferred Stock, the unpaid monthly dividends will continue to accrue at $0.19531 per share each month. No interest, or sum of money in lieu of interest, is payable in respect of any dividend payments on the Series D Preferred Stock that are in arrears. The is no guarantee when or if accrued dividends will be paid and when the monthly dividend payments can be reinstated.

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

These factors include, but are not limited to, the following:

•	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series D Preferred Stock;

•	trading prices of similar securities;

•	our history of timely dividend payments;

•	the annual yield from dividends on the Series D Preferred Stock as compared to yields on other financial instruments;

•	general economic and financial market conditions;

•	government action or regulation;

•	the financial condition, performance and prospects of us and our competitors;

•	changes in financial estimates or recommendations by securities analysts with respect to us or our competitors in our industry;

•	our issuance of additional preferred equity or debt securities; and

•	actual or anticipated variations in annual operating results of us and our competitors.

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

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our Series D Preferred Stock include:

•	actual or anticipated variations in our annual results of operations or distributions;

•	changes in our FFO, earnings estimates or recommendations by securities analysts;

•	publication of research reports about us or the real estate industry generally;

•	the extent of investor interest;

•	publication of research reports about us or the real estate industry;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the reputation of REITs generally and the reputation of REITs with portfolios similar to ours;

•	the attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies);

•	adverse market reaction to any additional debt that we incur or acquisitions that we make in the future;

•	additions or departures of key management personnel;

•	future issuances by us of our common stock or other equity securities;

•	actions by institutional or activist stockholders;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented in this annual report; and

•	general market and economic conditions.

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

The Series A Warrants have an exercise price of $70.00 per share. This exercise price does not necessarily bear any relationship to established criteria for valuation of our Series A Common Stock, such as book value per share, cash flows, or earnings, and you should not consider this exercise price as an indication of the current or future market price of our Series A Common Stock. There can be no assurance that the market price of our Series A Common Stock will exceed $70.00 per share at any time on the expiration date of the Series A Warrants, January 24, 2027, or at any other time the Series A Warrants may be exercised. If the market price of our Series A Common Stock on such date does not exceed $70.00 per share prior to the expiration of the Series A Warrants, your warrants will be of no value except to the extent that there is a value in their automatic conversion at expiration of 0.01 shares of Series A Common Stock rounded down to the nearest whole share

An active trading market for our warrants may not continue to exist or remain active.

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

Under various federal, state and local environmental laws, ordinances and regulations, an owner or operator of real property is responsible for the cost of removal or remediation of hazardous or toxic substances on its property. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. In addition, many insurance carriers are excluding asbestos-related claims from standard policies, pricing asbestos endorsements at prohibitively high rates or adding significant restrictions to this coverage. Because of potential difficulty in obtaining specialized coverage at rates that correspond to the perceived level of risk, we may not obtain insurance for asbestos-related claims. We will continue to evaluate the availability and cost of additional insurance coverage from the insurance market. If we purchase insurance for asbestos, the cost could have a negative impact on our results of operations.

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

Legislative or other actions affecting the single-family residential housing industry could have a negative effect on our business and financial results.

Various legislative and regulatory bodies have been focused on the shortage and increases in the cost of residential housing in the U.S. There has been vigorous and continuing political debate and discussion, in which we participate, with respect to residential housing laws and regulations, with particular focus on the single-family residential housing industry. Since late 2023, legislation has been introduced that could, if enacted, discourage or deter the purchase of single-family properties by entities owned or controlled by institutional investors. Recently, the Trump Administration signaled that his administration is moving to ban certain financial firms from buying single-family homes. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. If enacted, such changes could have an adverse impact on our business and financial results. In addition, there can be no assurance that any other future legislative or regulatory changes will not be proposed or enacted that could adversely affect our business and financial results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments regarding our periodic or current reports.

ITEM 1C. CYBERSECURITY

Presidio Property Trust uses a cross-departmental approach to addressing cybersecurity risk, including input from senior management, employees, external consultants, and our Board of Directors (the "Board"). Senior management devote significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner, including providing periodic training to staff, an annual third-party review of the Company’s current posture to protect against threats, and annual tabletop testing to assess response readiness. The Audit Committee of the Board of Directors oversees the steps taken by Presidio Property Trust’s management to monitor and mitigate cybersecurity risks. Senior management briefs the Audit Committee and the Board of Directors on cybersecurity matters on at least an annual basis.

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

In addition, Presidio Property Trust has Company-wide policies and procedures concerning cybersecurity matters, including access security, system change management, development lifecycle, incident management, business continuity/disaster recovery, and artificial intelligence usage policies. These policies go through an annual internal review process and are approved by appropriate members of management and/or members of the Board of Directors. Presidio Property Trust uses a third-party consultant to assess the Company’s compliance with Sarbanes Oxley requirements.

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

ITEM 2. PROPERTIES

General Information

We invest in a diverse multi-tenant portfolio of real estate assets primarily consisting of office/industrial, retail, and model home properties located primarily in the western United States. As of December 31, 2025, we owned or had an equity interest in office/industrial buildings totaling approximately 758,175 rentable square feet and retail centers totaling approximately 10,500 rentable square feet. In addition, through our Model Home subsidiary and our investments in three limited partnerships and one corporation, we own a total of 80 Model Home Properties located in four states, totaling approximately 237,981 square feet. Of the 80 Model Home Properties in our portfolio, 63 of them are wholly owned by the Company through NetREIT Model Homes, Inc. We directly manage the operations and leasing of our properties. Substantially all of our revenues consist of base rents received under leases that generally have terms that range from one to five years. The majority of our existing leases as of December 31, 2025 contain contractual rent increases that provide for increases in the base rental payments. Our tenants consist of local, regional and national businesses. Our properties generally attract a mix of diversified tenants creating lower risk in periods of economic fluctuations. Our largest tenant represented approximately 6.90% of total revenues for the year ended December 31, 2025.

Geographic Diversification Table

The following table shows a list of properties we owned as of December 31, 2025, grouped by the state where each of our investments is located.

Office/Industrial and Retail Properties:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	1	57,807	7.5%	$1,636,781	15.3%
Colorado	3	269,502	35.1%	4,424,654	41.3%
Maryland	1	31,752	4.1%	739,050	6.9%
North Dakota	4	399,114	51.9%	3,553,243	33.2%
Texas	1	10,500	1.4%	349,546	3.3%
Total	10	768,675	100.0%	$10,703,274	100.0%

Model Home Properties:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
Alabama	10	23,835	10.0%	$347,064	10.0%
Arizona	1	3,474	1.5%	74,280	2.1%
Tennessee	2	5,534	2.3%	89,304	2.6%
Texas	67	205,138	86.2%	2,955,864	85.3%
Total	80	237,981	100.0%	$3,466,512	100.0%

The following table summarizes information relating to our properties (excluding model homes) at December 31, 2025:

Property Summary

($ in000's) Property Location	Sq., Ft.	Date Acquired	Year Property Constructed	Purchase Price	Occupancy	Percent Ownership	Mortgage On property
Office/Industrial Properties:
Genesis Plaza, San Diego, CA (1)	57,807	08/10	1989	$10,000	100.0%	92.0%	$6,250
Dakota Center, Fargo, ND (2)	119,554	05/11	1982	9,575	46.1%	100.0%	8,740
Grand Pacific Center, Bismarck, ND	94,943	03/14	1976	5,339	88.6%	100.0%	6,392
Arapahoe Center, Colorado Springs, CO	79,023	12/14	2000	11,850	100.0%	100.0%	8,670
West Fargo Industrial, West Fargo, ND	150,099	08/15	1998/2005	7,900	96.5%	100.0%	5,750
300 N.P., West Fargo, ND	34,517	08/15	1922	3,850	66.4%	100.0%	-
One Park Centre, Westminster CO	69,174	08/15	1983	9,150	84.0%	100.0%	6,100
Shea Center II, Highlands Ranch, CO (3)	121,306	12/15	2000	25,961	71.5%	100.0%	16,432
Baltimore, Baltimore, MD	31,752	12/21	2006	8,892	100.0%	100.0%	5,670
Total Office/Industrial Properties	758,175			$92,517	82.1%		$64,004

Retail Properties:
Mandolin, Houston, TX (4)	10,500	08/21	2021	4,892	100.0%	61.3%	3,458
Total Retail Properties	10,500			$4,892	100.0%		$3,458

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

(2)

The non-recourse loan on the Dakota Center property matured on July 6, 2024. During December 2024, the lender agreed to the broker the Company would use to sell the property to settle the non-recourse debt. At December 31, 2025, the property was included in the real estate assets held for sale, net on the consolidated balance sheet. During July 2025, the lender approved a purchase offer from a third party for $5,125,000. In connection with the sale, we have impaired the property’s book value and recorded an impairment charge of approximately $3.5 million for the year ended December 31, 2025. The sale took place in January of 2026.

(3)	During the year ended December 31, 2025, the Company impaired Shea Center II for a total of approximately $2.5 million after low property occupancy triggered a cash management event under the terms of the loan agreement. Subsequent to the year ended December 31, 2025, the Company received notice that the Company's failure to repay in full by January 5, 2026 the indebtedness related to the loan agreement governing Shea Center II had triggered a default event. The Company has received notification that the Shea Center II property governed by this agreement will be moved into receivership, which will fulfill its obligation for this non-recourse loan.
(4)

A portion of the proceeds from the sale of Highland Court were used in like-kind exchange transactions pursued under Section 1031 of the Code for the acquisition of our Mandolin property. Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary, NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.

For the years ended December 31, 2025 and 2024, depreciation and amortization expense totaled approximately $4.9 million and $5.5 million, respectively.

Top Ten Tenants Physical Occupancy Table

The following table sets forth certain information with respect to our top 10 tenants at our Office/Industrial and Retail Properties.

As of December 31, 2025 Tenant		Number of Leases	Annualized Base Rent	% of Total Annualized Base Rent
Johns Hopkins University		1	739,050	6.90%
Finastra USA Corporation		1	561,720	5.25%
KLJ Engineering LLC		1	536,080	5.01%
MasTec North America, Inc.		1	380,526	3.56%
L&T Care LLC		1	349,546	3.27%
Meissner Jacquet Real Estate Management Group, Inc.		1	341,869	3.19%
Wells Fargo Bank, NA		1	307,934	2.88%
OnPoint Medical Group Holdings, LLC		1	287,480	2.69%
Republic Indemnity of America	(1)	1	278,831	2.61%
Fredrikson & Byron P.A.		1	249,270	2.33%
			$4,032,306	37.69%

(1)

Republic Indemnity of America's lease expired on January 31, 2026 without a renewal. The Company is currently looking at potential tenants to occupy their vacant space. Republic Indemnity of America accounted for approximately 17% of the annualized rent at Genesis Plaza.

Lease Expirations Tables

The following table sets forth lease expirations for our properties as of December 31, 2025, assuming that none of the tenants exercise their renewal options.

Office/Industrial and Retail Properties:

Expiration Year		Number of Leases Expiring	Square Footage	Annual Rental From Lease	Percent of Total
Month to Month	(1)	17	15,234	$203,876	1.0%

2026		37	206,480	$3,322,881	31.7%
2027		26	73,985	$1,123,643	10.7%
2028		19	95,456	$1,857,705	17.7%
2029		17	71,211	$1,284,854	12.2%
2030		5	44,958	$778,105	7.4%
Thereafter		10	114,494	$2,132,210	20.3%
Totals		114	606,584	$10,499,398	100.0%

(1)

One of these leases expired on December 31, 2025 and was located in our One Park Centre property, and accounted for approximately 9% of One Park Centre's annual rent.  During January 2026 the tenant renewed its lease until December 31, 2027. The remaining leases are mainly for month to month storage, parking and other miscellaneous space.

Model Home Properties:

Expiration Year (1)	Number of Leases Expiring	Square Footage	Annual Rental From Lease	Percent of Total
Expired Leases (2)	4	9,766	$—	0.0%
2026	54	167,576	2,423,928	72.8%
2027	22	60,639	903,900	27.2%
	80	237,981	$3,327,828	100.0%

(1)	These leases are subject to extensions by the home builder depending on sales of the total development. All model homes are sold at the end of the lease period.
(2)	These properties came off lease during 2025 and are listed as held for sale as of December 31, 2025.

As of December 31, 2025 we had five model homes listed for sale, and are included in the real estate assets held for sale, net on the consolidated balance sheet.

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

Performance Graph

Not required.

Number of Common Stockholders

As of March 27, 2026, there were approximately 3,700 holders of our Series A Common Stock.

Dividend Payments

The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the years ended December 31, 2025 and 2024. As of January 28, 2026, the Board of Directors has suspended the Company’s monthly dividend on its Series D Preferred Stock commencing with the January 2026 monthly dividend that would have been paid on February 15, 2026. In accordance with the terms of the Series D Preferred Stock, the unpaid monthly dividends will continue to accrue at $0.19531 per share each month. No interest, or sum of money in lieu of interest, is payable in respect of any dividend payments on the Series D Preferred Stock that are in arrears. The Board has not indicated when it will resume approving dividends on our Series A Common Stock. The Board and the Company intend to reassess, on a quarterly basis, when accrued dividends on the Series D Preferred Stock may be paid and when the monthly dividend payments can be reinstated.

Series A Common Stock

Quarter Ended	2025	2024
	Distributions Declared	Distributions Declared
March 31	$—	$—
June 30	—	—
September 30	—	—
December 31	—	—
Total	$—	$—

Series D Preferred Stock

Month	2025	2024
	Distributions Declared	Distributions Declared
January	$0.19531	$0.19531
February	0.19531	0.19531
March	0.19531	0.19531
April	0.19531	0.19531
May	0.19531	0.19531
June	0.19531	0.19531
July	0.19531	0.19531
August	0.19531	0.19531
September	0.19531	0.19531
October	0.19531	0.19531
November	0.19531	0.19531
December	0.19531	0.19531
Total	$2.34372	$2.34372

Dividend Policy

We plan to pay at least 90% of our annual REIT taxable income to our stockholders in order to maintain our status as a REIT. We intend to continue to declare dividends, however, we cannot provide any assurance as to the amount or timing of future dividends. Our goal is to make cash dividend distributions out of our operating cash flow and proceeds from the sale of properties. During 2025, we did not paid dividends to holders of our Series A Common Stock.

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

We provide each of our stockholders a statement detailing dividends paid during the preceding year and their characterization as ordinary income, capital gain or return of capital annually. During the years ended December 31, 2025 and December 31, 2024, all dividends to holders of our Series A Common Stock were non-taxable as they were considered return of capital to the stockholders.

As of January 28, 2026 the Board of Directors has suspended our monthly dividend for Series D Preferred Stock. In accordance with the terms of the Series D Preferred Stock, the unpaid monthly dividends will continue to accrue at $0.19531 per share each month. No interest, or sum of money in lieu of interest, is payable in respect of any dividend payments on the Series D Preferred Stock that are in arrears. We currently estimate that suspension of the dividend will preserve approximately $2.3 million in cash on an annualized basis. The Board and the Company intend to reassess, on a quarterly basis, when accrued dividends on the Series D Preferred Stock may be paid and when the monthly dividend payments can be reinstated.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which expired in November 2024. In December 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which expired in December 2025. During the year ended December 31, 2025, we repurchased 16,080 shares of our Series A Common Stock, with an average price of $4.79 per share, including a commission of $0.025 per share, for a total cost of $77,092 for the Series A Common Stock. This does not include the shares repurchased in the Tender Offer during April-May 2025 as noted below. During the year ended December 31, 2025, the Company repurchased 23,346 shares of our Series D Preferred Stock at an average price of approximately $14.76 per share, including a commission of $0.035 per share, for a total cost of $344,503 for the Series D Preferred Stock. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost.

The following tables contain information for shares of Series A Common Stock and Series D Preferred Stock repurchased during the year ended December 31, 2025.

Series A Common Stock:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2025	—	$—	—	$5,956,977
February 2025	—	—	—	5,956,977
March 2025	—	—	—	5,956,977
April 2025	—	—	—	5,956,977
May 2025 (1)	214,412	6.80	—	5,956,977
June 2025	4,091	4.53	4,091	5,938,425
July 2025	—	—	—	5,938,425
August 2025	586	4.92	586	5,935,539
September 2025	11,403	4.88	11,403	5,879,885
October 2025	—	—	—	5,879,885
November 2025	—	—	—	5,879,885
December 2025 (2)	—	—	—	—
Total	230,492	$6.66	16,080	$—

Series D Preferred Stock:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2025	2,854	$14.36	2,854	$3,918,112
February 2025	5,233	15.52	5,233	3,836,896
March 2025	4,757	15.30	4,757	3,764,118
April 2025	—	—	—	3,764,118
May 2025	4,620	14.16	4,620	3,698,678
June 2025	4,795	14.05	4,795	3,631,303
July 2025	—	—	—	3,631,303
August 2025	—	—	—	3,631,303
September 2025	—	—	—	3,631,303
October 2025	380	15.19	380	3,625,532
November 2025	506	15.41	506	3,617,733
December 2025 (2)	201	15.65	201	—
Total	23,346	$14.76	23,346	$—

(1) On April 8, 2025, we commenced a fixed price self-tender offer (the “Tender Offer”) to purchase for cash all odd lots plus up to 200,000 shares of the Company’s Series A common stock, par value $0.01 per share, properly tendered and not properly withdrawn prior to the expiration date, subject to the Company’s ability to increase the number of shares accepted for payment in the Tender Offer by up to 2% of the Company’s outstanding common stock (resulting in an increase of up to approximately 28,308 shares) without amending or extending the Tender Offer in accordance with rules promulgated by the SEC, at $6.80 per share, net to the seller in cash, less any applicable withholding taxes and without interest. The Tender Offer expired at 11:59 P.M., New York City time, on May 5, 2025. Based on the final count by the depositary for the Tender Offer, 214,412 shares of Series A common stock were validly and successfully tendered and not properly withdrawn, including tenders of shares for which the tender was defective but for which the Company waived such defects. Pursuant to the terms of the Tender Offer, the Company accepted for purchase 214,412 shares of Series A common stock, including 1,209 odd lot shares. Total cash required to complete the Tender Offer was approximately $1,458,000, excluding fees and expenses related to the Tender Offer. We believe that the Tender Offer provided an efficient mechanism to provide our stockholders who desired immediate liquidity with the opportunity to tender shares at a favorable price relative to the current market price and without incurring broker’s fees associated with most secondary market sales, while also providing a benefit to those stockholders who did not participate, as such stockholders automatically increased their relative percentage ownership interest in the Company and our future operations, including any liquidity events that we may have in the future. Another purpose of the Tender Offer was to reduce the number of our issued and outstanding shares and to reduce or eliminate all of our odd lots. Overall, we believe that the Tender Offer was a prudent use of our financial resources given our business profile, capital structure, assets and liabilities.

(2) On December 19, 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock. The stock repurchase programs that expired on December 18, 2025, were not renewed by the Board of Directors.

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

OVERVIEW

The Company operates as an internally managed diversified real estate investment trust, or REIT. The Company invests in a multi-tenant portfolio of commercial real estate assets comprised of office, industrial, and retail properties and model homes leased back to the homebuilder located primarily in the central United States. As of December 31, 2025, including properties held for sale, the Company owned or had an equity interest in:

•	Eight office properties and one industrial property (“Office/Industrial Properties”) which total approximately 758,175 rentable square feet.

•	One retail shopping center (“Retail Properties”) which totals approximately 10,500 rentable square feet, and

•	80 model homes owned totaling approximately 237,981 square feet, by four affiliated limited partnerships and one corporation (“Model Home Properties”).

Previously, the Company reported a multi-tenant portfolio for the year ended December 31, 2024 of:

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

Presidio Property Trust’s office, industrial and retail properties are located California, Colorado, Maryland, North Dakota and Texas. Our Model Home Properties are located primarily in Texas. We acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full calendar year, or has been operating for three years. Our geographical clustering of assets enables us to reduce our operating costs through economies of scale by servicing a number of properties with less staff, but it also makes us more susceptible to changing market conditions in these discrete geographic areas.

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

Significant Transactions in 2025 and 2024

Acquisitions during the year ended December 31, 2025:

•

We acquired 22 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2025. The purchase price for these properties was approximately $9.4 million. The purchase price consisted of cash payments of approximately $2.8 million and mortgage notes of approximately $6.6 million.

Acquisitions during the year ended December 31, 2024:

•

We acquired 19 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2024. The purchase price for the properties was approximately $9.7 million. The purchase price consisted of cash payments of approximately $3.0 million and mortgage notes of approximately $6.7 million.

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

Dispositions during the year ended December 31, 2025:

During year ended December 31, 2025, we disposed of the following properties:

•	20 model homes for approximately $9.8 million, net of sales costs, and the Company recognized a gain of approximately $1.0 million.

•	On February 6, 2025, the Company sold two commercial properties, Union Town Center and Research Parkway, to a single buyer for approximately $15.9 million, net of selling costs, and recognized a net gain of approximately $4.5 million net of closing costs.

Dispositions during the year ended December 31, 2024:

During year ended December 31, 2024, we disposed of the following properties:

•	51 model homes for approximately $24.8 million and the Company recognized a gain of approximately $3.4 million.

ECONOMIC ENVIRONMENT

We believe that the US macroeconomic environment in 2026 is marked by cautious optimism in the face of generally uncertain headwinds: as Morgan Stanley notes in its market outlook for 2026, an expectation for sheepish growth in Q1 of 2026 dovetails into forecasts of moderate improvement as monetary policy moves to a more neutral position. Similar observations have been noted by other investor outlooks; for example Colliers Securities notes that while signs of economic distress have been present, the scale of these signals was beneath expectations and the reaction to them in the lending market has been to “kick the can," suggesting that the market has a tolerance for near term uncertainty on the belief that headwinds will lessen further down the road.

The general optimism for a resilient marketplace, coupled with the expectation for decreases in interest rates from the Federal Reserve, could position REITs more favorably in 2026 relative to recent periods as market conditions show signs of trending towards equilibrium. REIT-related experts like Nareit cite that a shift towards equilibrium would position REITs to improve their value as two key gaps close: the gap between public and private real estate valuations, and the gap between REITs and broader tech-focused equity. Below, two graphics highlight the ongoing gaps and the historical tendency for the narrowing of such gaps to favorably affect REIT valuations:

In the corresponding bar graph, REITs have dealt with a long-standing gap of 100+ basis points between public and private valuations. The closure of such a gap has historically corresponded with an increase in real-estate transactions as private appraisal valuations fall or the cost of purchasing continues to decrease as interest rates fall. Conversely speaking, the historical trend line of comparative earnings valuations illustrates that while current valuations favor broader-equity, REITs’ earnings multiples suggest an opportunity for relative outperformance as this gap narrows. While the timing of such a normalization remains uncertain, the current macroeconomic forecasts of moderate interest rate cuts and market resilience would support the gradual normalization of relative valuations over time. The tension within this current valuation gap seems to track with the broader real estate market sentiment in general; CBRE reports that across all sectors, capitalization rates have leveled off at a peak value over the last two fiscal quarters of 2025, a trend that would support the eventual increase in property valuations.

CREDIT MARKET ENVIRONMENT

For December 2025, the Federal Funds Rate was 3.72%, a decrease of 116 basis points from 2024, which ended the year at a rate of 4.88%. As of January 2026, the current market rate for fixed-rate mortgages ranged from 5.52% to 6.25%, while commercial real estate rates hovered between 5.17% to 6.50%, depending on the building type. While these rates reflect a decrease in the cost of borrowing for buyers and certain market observers believe there is a reasonable expectation for rate cuts in 2026, the credit market for 2026 may prove immobile due to long term expectations about the market, as noted by JP Morgan in its 2026 projections: “While markets are pricing short-term interest rates to come down by 0.5-0.75% over the coming year, mortgage rates and longer-term rates might stay elevated as fiscal concerns weigh on the long end of the yield curve. This could be an environment that keeps construction restricted and rewards patient capital investing in supply-constrained markets."

The trepidation about changes to long term credit market rates aligns with what can be observed in the Federal Reserve’s policy outlook for 2026 and beyond; according to reporting published by the Congressional Research Service, the Federal Reserve has positioned itself to pursue a “neutral policy” in relation to its targets for the Federal Funds Rate, and its internal modeling suggests that current rates would fit the bill of neutrality, despite the relative ambiguity of that modeling. Though past behavior is not an indicator of future decisions, forecasting modest movements from the Federal Reserve would align with its historical response to competing concerns about inflation and unemployment, as seen below:

As modestly decreased interest rates would be advantageous for our purposes, it is worth noting that decreased rates would not necessarily translate to loan refinancing or new mortgages, as these rates vary across properties and depend on a variety of performance indicators including but not limited to cash flows, occupancy rates, and lender credit.

SECTOR SPECIFIC OUTLOOKS

Colliers Securities notes the following for the primary real-estate sectors in their 2026 outlook for the US:

●

Multifamily and Industrial/Logistics (IL): improved development pipelines have allowed both sectors to grow, which could in theory create the conditions for further improvement in fundamental metrics. The multifamily sector specifically shows signs of increased opportunity while reduced supply constraints have the potential to increase transactions within the IL sector.

●	Office: high vacancy rates have muddied signals of recovery and increased demand across multiple regional markets, making properties expensive to both acquire and maintain occupancy.

As it pertains to the wider housing market, the general indicators for 2026 market expectations largely reflect the same uncertainty felt across the broader US economy. According to the National Association of Homebuilders' housing market sentiments rose in Q4 of 2025 and fell slightly in January of 2026, as sales conditions, short term (6 month) sales expectations, and prospective buyer traffic collectively fell. As of January, homebuilder sentiment was at a value of 37 out of 100, which reflects an overall negative outlook about the expectations for and demand of single-family home sales over the next six months.

Though the January report reflects a broadly pessimistic near-term outlook, the current trend line for 2026 falls within the range of index scores observed over the past 24 months, with homebuilder sentiment charting as high as 44 as of January 2024 on the index and as low as 32 as of June 2025. In the context of our business operations, specifically our model homes segment, overall builder sentiment offers an understanding of the broader macroeconomic trends for the housing market but is nonspecific to model homes, thus limiting its utility to general forecasting about broader market forces.

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

Our results of operations for the years ended December 31, 2025 and 2024 may not be indicative of those expected in future periods. During 2025, stagnations in previously rising commercial real estate prices, slow-to-decrease interest rates, and compressing capitalization rates across the US have made it challenging to acquire properties during 2025 that fit our portfolio needs. As a result, we did not find any suitable commercial properties to acquire during 2025, but we were able to acquire 22 Model Home Properties. Management will continue to evaluate potential acquisitions in an effort to increase our portfolio of commercial real estate and model homes.

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

Impairment of Real Estate Assets. We regularly review for impairment on a property-by-property basis. Impairment is recognized on a property held for use when the expected undiscounted cash flows for a property are less than the carrying amount at which time the property is written-down to fair value. Impairment is recognized on a property held for sale when the fair value less costs to sell is less than the carrying amount. If the carrying amount exceeds the undiscounted cash flows, we calculate an impairment loss by comparing the carrying amount to estimated fair value, using discounted cash flow models or third-party appraisals. The calculation of both discounted and undiscounted cash flows requires management to make estimates of future cash flows that are determined based on a number of inputs and assumptions, including but not limited to, the terminal capitalization rate. Actual results could be significantly different from the estimates. Although our strategy is to hold our properties over the long-term, if our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to fair value and such loss could be material.

Real Estate Held for Sale. We generally reclassify assets to "held for sale" when the disposition has been approved, it is available for immediate sale in its present condition, we are actively seeking a buyer, and the disposition is considered probable within one year. Additionally, real estate sold during the current period is classified as “real estate assets held for sale” for all prior periods presented in the accompanying consolidated financial statements. Mortgage notes payable related to the real estate sold during the current period are classified as “mortgage notes payable related to properties held for sale” for all prior periods presented in the accompanying consolidated financial statements. Additionally, we record the operating results related to real estate that has been disposed of as discontinued operations for all periods presented if the operations have been eliminated and represent a strategic shift and we will not have any significant continuing involvement in the operations of the property following the sale. Properties considered held for sale are recorded at the lesser of the carrying value or fair value less costs to sell. As of December 31, 2025, only one commercial property, Dakota Center, met the criteria to be classified as "held for sale," and five model homes were classified as "held for sale" but are not considered discontinued operations or a strategic shift in our operations.

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

When determining the fair value of real estate assets, goodwill and other liabilities the Company refers to the guidance in ASC 820. The term “Fair Value” is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (ASC 820-10-20). In particular, ASC 820 prescribes that the measurement of the Fair Value of an asset or liability should be based on assumptions that market participants would use when pricing the asset or liability. Accordingly, the Company’s determination of the Fair Value measurements detailed above is based on the price that would be received to sell an asset or transfer a liability at the measurement date, assuming a transaction takes place at that date (i.e., an exit price).

As of December 31, 2025 and December 31, 2024, our marketable securities (excluding our investments in Conduit's common stock and common stock warrants), held at a third party broker, presented on the balance sheet were measured at fair value using Level 1 market prices and totaled approximately zero and zero, respectively, with a cost basis of approximately zero and zero, respectively. Our investments in Conduit's common stock and common stock warrants presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, which are currently held at Conduit's transfer agent, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $3,900 as of December 31, 2025, with a cost basis of approximately $7.5 million. The Company entered into a lock-up agreement with Conduit regarding the common stock held by the Company, for 180 days from the closing of the business combination which ended March 20, 2024. There were no financial liabilities measured at fair value as of December 31, 2025 and December 31, 2024.

The following table presents as of December 31, 2025 the Company’s assets subject to measurement at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total	Impairment Loss
Assets:
Goodwill for NTR Property Management	$—	$—	$194,000	$194,000	$72,000
Certain Real Estate assets	—	—	24,499,935	24,499,935	6,371,437
Total Assets	$—	$—	$24,693,935	$24,693,935	$6,443,437

The following table presents as of December 31, 2024 the Company’s assets subject to measurement at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total	Impairment Loss
Assets:
Goodwill for NTR Property Management	$—	$—	$266,000	$266,000	$185,000
Certain Real Estate assets	—	—	18,065,871	18,065,871	1,784,311
Total Assets	$—	$—	$18,331,871	$18,331,871	$1,969,311

RESULTS FROM OPERATIONS FOR THE YEARS ENDED December 31, 2025 AND 2024

Our results from operations for 2025 and 2024 are not indicative of those expected in future periods as we expect that rental income, interest expense, rental operating expense, general and administrative expenses, and depreciation and amortization will significantly change in future periods as a result of the assets sold over the last two years.

Revenues. Total revenue was approximately $16.8 million for the year ended December 31, 2025 compared to approximately $18.9 million for the same period in 2024, a decrease of approximately $2.1 million or 11.2%. As of December 31, 2025, we had approximately $108.6 million in net real estate assets including 80 model homes, compared to approximately $127.6 million in net real estate assets including 78 model homes on December 31, 2024. The average number of model homes held during the years ended December 31, 2025 and 2024 was 79 and 94, respectively. The change in revenue is directly related to the decrease in commercial real estate rental income during the current period, from the sale of our two commercial properties on February 6, 2025. Below is additional revenue and asset information for real estate segments as of December 31, 2025 and December 31, 2024. Looking forward to 2026, it is worth noting that we expect the sale of Dakota Center and the loss of Shea Center II to result in a decrease of revenue of approximately $4.0 million.

	% of Gross Revenue for the year ended
Segment	12/31/2025	12/31/2024
Office/Industrial	72.8%	65.2%
Model Home	23.5%	23.4%
Retail	3.2%	11.2%
Other Non-Segment & Consolidating Items	0.5%	0.2%

	% of Total Real Estate Assets as of
Segment	12/31/2025	12/31/2024
Office/Industrial	62.1%	58.3%
Model Home	33.8%	29.3%
Retail	4.1%	12.3%

Rental Operating Costs. Rental operating costs were approximately $6.2 million for the year ended December 31, 2025 compared to approximately $6.3 million for the same period in 2024, a decrease of approximately $0.1 million or 1.6%. Rental operating costs as a percentage of total revenue were 36.6% and 33.1% for the years ended December 31, 2025 and 2024, respectively, as office property expenses continue to increase, specifically insurance costs. As of December 31, 2025 our model home assets made up 33.8% of our total real estate assets, which is up from 29.3% as of December 31, 2024, and our gross revenue from model home assets represented approximately 23.5%of our total revenue. This percentage is expected to increase in 2026 as the percentage of our model home real estate assets has increased, with the sale of Dakota Center in 2026 and the status of Shea Center II; however, if we purchase additional properties during 2026, our rental operating costs could increase. As for our commercial properties, we expect operating costs to decrease by $2.5 million as a result of the Dakota Center sale and the loss of Shea Center II.

General and Administrative. General and administrative (“G&A”) expenses were approximately $5.7 million for the year ended December 31, 2025, compared to approximately $7.5 million for the same period in 2024, representing a decrease of approximately $1.8 million or 24.2%. As a percentage of total revenue, our general and administrative costs were approximately 33.9% and 39.8% for the years ended December 31, 2025 and 2024, respectively. G&A expenses comparatively decreased in 2025, largely due to the one-time nature of the 2024 annual meeting and settlement with Zuma Capital and certain individuals and entities affiliated or associated with Zuma Capital Management, LLC ("Zuma Capital"). The comparative decline was also due to additional consulting fees, higher proxy solicitation fees, and legal fees in 2024, all of which decreased by an aggregate of approximately $0.6 million in 2025 as compared to 2024. Additionally, employee, ex-officer and board costs, including stock compensation and bonus accruals increased during the year ended December 31, 2024 by approximately $0.5 million.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $4.9 million for the year ended December 31, 2025, compared to approximately $5.5 million for the same period in 2024. The decrease is directly related to the sale of our retail properties UTC and Research Parkway during February 2025. Looking ahead to 2026, we expect these costs to decrease as both Shea Center II and Dakota Center made up approximately $1.0 million in depreciation and amortization costs.

Asset Impairments. We review the carrying value of goodwill and each of our real estate properties annually to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the year ended December 31, 2025, we recognized a non-cash impairment charge of approximately $6.4 million on our real estate assets.  Of the $6.4 million impairment for the year, approximately$6.0 million was related to our commercial properties Shea Cener II and Dakota Center, approximately $0.3 million was related to model homes, and approximately $0.1 million was related to goodwill impairment. The impairment on Shea Center II was primarily related to suboptimal occupancy levels and the near term conditions of the Denver market conditions, while the new impairment charges for the model homes reflect the estimated and actual sales prices for these specific model homes. This was the result of an abnormally short hold period, less than two years. We do not believe these losses are indicative of our overall model home portfolio. As noted above in the Overview section, during the year ended December 31, 2025, we sold 20 model homes for approximately $9.8 million and the Company recognized a gain of approximately $1.0 million.

Previously for the year ended December 31, 2024, we recognized a non-cash impairment charge of approximately $2.0 million related to goodwill and model homes. Of the $2.0 million impairment for the year, approximately $1.4 million was related to our One Park Center property, approximately $0.4 million was related to eight model homes, and approximately $0.2 million was related to goodwill impairment. The impairment charge for One Park Center reflects management’s revised estimate of the fair market value based on sales comparable of like property in the same geographical area as well as an evaluation of future cash flows or an executed purchase sale agreement. As of January 14, 2026, Dakota Center had sold for a value of $5,125,000.

Interest Expense-mortgage notes. Interest expense, including amortization of deferred finance charges, was approximately $6.1 million for the year ended December 31, 2025. This value is unchanged from the $6.1 million in interest expense incurred for December 31, 2024. As of December 31, 2025 we carried total debt of $92.1 million which reflects a decrease of 9.8% from the year ended December 31, 2024. Simultaneously, the weighted average of our interest expenses increased from 5.63% as of December 31, 2024 to 6.16% for the year ended December 31, 2025. We expect these costs to decrease for 2026, as approximately $1.3 million of our current interest expenses were driven by Shea Center II and Dakota Center.

Gain on Sale of Real Estate Assets. For the year ended December 31, 2025, the change in gain on sale relates to the mix and type of properties sold. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Significant Transactions in 2025 and 2024 above for further detail.

Income Tax Expense / Benefit. For the year ended December 31, 2024, the Company recorded a benefit of approximately $61,000 related to estimated refunds from federal and state taxes for capital gains from the sale of model homes held by the taxable REIT subsidiary. For the year ended December 31, 2025, the Company recorded an expense of approximately $23,000 related to federal and state taxes for capital gains from the sale of model homes held by the taxable REIT subsidiary.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the years ended December 31, 2025 and 2024 totaled approximately $0.7 million, and $2.5 million, respectively, and was directly impacted by the sale of 6 and 18 model homes held by our Model Home Partnerships during the years ended December 31, 2025 and 2024, respectively.

Geographic Diversification Tables

The following table shows a list of commercial properties owned by the Company grouped by state and geographic region as of December 31, 2025:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	1	57,807	7.5%	$1,636,781	15.3%
Colorado	3	269,502	35.1%	4,424,654	41.3%
Maryland	1	31,752	4.1%	739,050	6.9%
North Dakota	4	399,114	51.9%	3,553,243	33.2%
Texas	1	10,500	1.4%	349,546	3.3%
Total	10	768,675	100.0%	$10,703,274	100.0%

The following table shows a list of our Model Home Properties by geographic region as of December 31, 2025:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
Alabama	10	23,835	10.0%	$347,064	10.0%
Arizona	1	3,474	1.5%	74,280	2.1%
Tennessee	2	5,534	2.3%	89,304	2.6%
Texas	67	205,138	86.2%	2,955,864	85.3%
Total	80	237,981	100.0%	$3,466,512	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings from our model home lines of credit, and the sale of our equity or issuance of debt securities or bonds. Our cash and restricted cash at December 31, 2025 was approximately $7.4 million. Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. We also are actively seeking model home investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders. Future principal payments due on our mortgage notes payables during 2026, total approximately $30.0 million, of which $4.5 million is related to model home properties and approximately $16.4 million is related to our Shea Center II property in Colorado.  Management expects certain model homes will be sold, and that the underlying mortgage notes will be paid off with sales proceeds, while other mortgage notes will be refinanced as the Company has done in the past. Additional principal payments will be made with cash flows from ongoing operations.  The non-recourse loan for Shea Center matured on January 5, 2026. On January 14, 2026 the Dakota Center property sold to an unrelated third-party for approximately $5.1 million.  The lender received approximately $4.3 million from the sale of the property, which was applied to settle the net loan balance of approximately $8.9 million.  The Company was not responsible for the remaining balance on this non-recourse loan.  No other commercial property loans mature during 2026.

On January 21, 2026, the Company and NetREIT SC II, LLC, a subsidiary of the Company (the “Borrower” or "Shea Center"), received a notice (the “Default Notice”) from Wells Fargo Bank, National Association (the “Lender”) alleging that the Borrower’s failure to repay in full by January 5, 2026 the indebtedness owed under that certain promissory note dated as of December 24, 2015 issued to The Bancorp Bank (the “Original Lender”) in the original principal amount of $17,727,500 (the “Note”), the related loan agreement, dated as of December 24, 2015 by and between Borrower and the Original Lender (the “Loan Agreement”) and other related agreements (together with the Note and the Loan Agreement, the “Loan Documents”), constituted an event of default under the Loan Documents and alleging further that the Lender has the right to foreclose or partially foreclose certain real and personal property that the Borrower had pledged as security for the Note located in Douglas County, Colorado, known as the “Shea Center II” (the “Property”).

On February 13, 2026, in connection with an ex parte motion brought by the Lender, the Borrower entered into a stipulation with the Lender to appoint Trigild IVL (the “Receiver”) as receiver over the Property and for the entry of an Order for Appointment of Receiver (the “Order”).  Pursuant to the Order, the Borrower, and certain defendant parties, which include the Company (the “Borrower Parties”) are enjoined and restrained from collecting any rents or fees from or incident to the Property and from interfering with the Property.  The Borrower Parties agreed to turn over to the Receiver all sums in existence as of the date of entry of the Order that are related or pertain to, or are derived from, the Property.  In addition, the Receiver shall have possession of the Property and shall have full power and authority to operate, manage, and preserve the Property.

In the case of our non-recourse loan for Shea Center II, our obligation will be settled by surrendering the property into receivership in accordance with our agreements with the lender. As a result of both the receivership on Shea Center and the sale of Dakota Center, we expect a net increase to our cash balances in 2026, as both properties placed substantial pressure on their respective segments, with negative or break even cash flows during the year ended December 31, 2025.

While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program was an attractive use of capital. On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which expired in September 2023. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which expired in November 2024. During the year ended December 31, 2023, the Company repurchased 23,041 shares of our Series D Preferred Stock at an average price of approximately $16.06 per share, including a commission of $0.035 per share, and no shares of our Series A Common Stock, for a total cost of $0.4 million for the Series D Preferred Stock. In December 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which expired in December 2025.  During the year ended December 31, 2025, we repurchased 16,080 shares of our Series A Common Stock, with an average price of $4.79 per share, including a commission of $0.025 per share, for a total cost of $77,092 for the Series A Common Stock. This does not include the Tender Offer shares repurchased during April 2025 as noted below. During the year ended December 31, 2025, the Company repurchased 23,346 shares of our Series D Preferred Stock at an average price of approximately $14.76 per share, including a commission of $0.035 per share, for a total cost of $344,503 for the Series D Preferred Stock. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost.

On April 8, 2025, we commenced the Tender Offer, a fixed price self-tender offer to purchase for cash all odd lots plus up to 200,000 shares of the Company’s Series A common stock, par value $0.01 per share, properly tendered and not properly withdrawn prior to the expiration date, subject to the Company’s ability to increase the number of shares accepted for payment in the Tender Offer by up to 2% of the Company’s outstanding common stock (resulting in an increase of up to approximately 28,308 shares) without amending or extending the Tender Offer in accordance with rules promulgated by the SEC, at $6.80 per share, net to the seller in cash, less any applicable withholding taxes and without interest. The Tender Offer expired at 11:59 pm, New York City time, on May 5, 2025. Based on the final count by the depositary for the Tender Offer, 214,412 shares of Series A common stock were validly and successfully tendered and not properly withdrawn, including tenders of shares for which the tender was defective but for which the Company waived such defects. Pursuant to the terms of the Tender Offer, the Company accepted for purchase 214,412 shares of Series A common stock, including 1,209 odd lot shares. Total cash required to complete the Tender Offer was approximately $1,458,000, excluding fees and expenses related to the Tender Offer. We believe that the Tender Offer provided an efficient mechanism to provide our stockholders who desired immediate liquidity with the opportunity to tender shares at a favorable price relative to the current market price and without incurring broker’s fees associated with most secondary market sales, while also providing a benefit to those stockholders who did not participate, as such stockholders automatically increased their relative percentage ownership interest in the Company and our future operations, including any liquidity events that we may have in the future. Another purpose of the Tender Offer was to reduce the number of our issued and outstanding shares and to reduce or eliminate all of our odd lots. Overall, we believe that the Tender Offer was a prudent use of our financial resources given our business profile, capital structure, assets and liabilities.

There can be no assurance that the Company will refinance loans, take out additional financing or capital will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans, reduce certain discretionary spending or even sell properties, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. We believe that cash on hand, cash flow from our existing portfolio, distributions from joint ventures in Model Home Partnerships and property sales during 2026 will be sufficient to fund our operating costs, planned capital expenditures and required dividends for at least the next twelve months. If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we plan to fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, issuance of debt instruments, additional investors, or we may reduce or suspend the rate of dividends to our stockholders.

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

The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the years ended December 31, 2025 and 2024. As of January 28, 2026, the Board of Directors has suspended the Company’s monthly dividend on its Series D Preferred Stock commencing with the January 2026 monthly dividend that would have been paid on February 15, 2026. In accordance with the terms of the Series D Preferred Stock, the unpaid monthly dividends will continue to accrue at $0.19531 per share each month. No interest, or sum of money in lieu of interest, is payable in respect of any dividend payments on the Series D Preferred Stock that are in arrears.  The Board has not indicated when it will resume approving dividends on our Series A Common Stock. The Board and the Company intend to reassess, on a quarterly basis, when accrued dividends on the Series D Preferred Stock may be paid and when the monthly dividend payments can be reinstated.

Quarter Ended	2025	2024
	Distributions Declared	Distributions Declared
March 31	$—	$—
June 30	—	—
September 30	—	—
December 31	—	—
Total	$—	$—

Month	2025	2024
	Distributions Declared	Distributions Declared
January	$0.19531	$0.19531
February	0.19531	0.19531
March	0.19531	0.19531
April	0.19531	0.19531
May	0.19531	0.19531
June	0.19531	0.19531
July	0.19531	0.19531
August	0.19531	0.19531
September	0.19531	0.19531
October	0.19531	0.19531
November	0.19531	0.19531
December	0.19531	0.19531
Total	$2.34372	$2.34372

Cash, Cash Equivalents and Restricted Cash

At December 31, 2025 and December 31, 2024, we had approximately $7.4 million and $8.0 million in cash equivalents, respectively, including $5.7 million and $5.0 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts and cash held in bank accounts at third-party institutions. During the years ended December 31, 2025 and 2024, we did not experience any loss or lack of access to our cash or cash equivalents. Approximately $1.9 million of our cash and restricted cash balance is intended for capital expenditures on existing properties (including deposits held in reserve accounts by our lenders) over the next 12 months. We intend to use the remainder of our existing cash and cash equivalents for asset/property acquisitions, reduction of principal debt, and general corporate purposes.

Secured Debt

As of December 31, 2025, all our commercial properties, except 300 NP which has no debt, had fixed-rate mortgage notes payable in the aggregate principal amount of $67.3 million, collateralized by a total of nine commercial properties with loan terms at issuance ranging from 5 to 10 years. The weighted-average interest rate on these mortgage notes payable as of December 31, 2025 was approximately 5.78%, and our debt to estimated market value for our commercial properties was approximately 72.6%. As noted above, our only upcoming maturity date for 2026 is the Shea Center II mortgage loan, which totals a principal balance of approximately $16.4 million. Subsequent to the year ended December 31, 2025, the Company received notice that the Company's failure to repay in full by January 5, 2026 the indebtedness related to the loan agreement governing Shea Center II had triggered a default event. The Company has received notification that the Shea Center II property governed by this agreement will be moved into receivership, which will fulfill its obligation for this non-recourse loan. In the year ended December 31, 2024, the non-recourse loan on the Dakota Center property matured on July 6, 2024. During December 2024, the lender agreed to the broker the Company would use to sell the property to settle the non-recourse debt. As of December 31, 2025, the property was included in the real estate assets held for sale, net on the consolidated balance sheet.

As of December 31, 2025, the Company had fixed-rate mortgage notes payable related to model homes in the aggregate principal amount of $25.6 million, collateralized by a total of 80 Model Homes. These loans generally have a term at issuance of three to five years. As of December 31, 2025, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $320,056 and 7.15%, respectively. Our debt to estimated market value on all our Model Home Properties is approximately 55.6%. We have been able to refinance maturing mortgages to extend maturity dates and we have not experienced any notable difficulties financing our acquisitions. The Company anticipates that any new mortgages used to acquire commercial properties or model homes in the near future will be at rates higher than our currently weighted average interest rate.

Cash Flows for the years ended December 31, 2025 and December 31, 2024

Operating Activities: Net cash provided / used by operating activities for the years ended December 31, 2025 and 2024 increased by $1.1 million to approximately $417,870 provided from $0.7 million used. The change in net cash used in operating activities is mainly due to changes in net income, which fluctuates due to new leases, leasing renewals, tenant move outs and model home sales and acquisitions, as well as changes in non-cash addbacks or subtractions such as straight-line rent.  With the sale of Dakota Center and the pending loss of our Shea Center property in Q1 2026, we expect operating cash flows to improve.

Investing Activities: Net cash from investing activities for the year ended December 31, 2025 was approximately $13.5 million compared to cash provided by investing activities of approximately $12.9 million during the same period in 2024. Proceeds from the sale of real estate assets total approximately $25.6 million, which is up from the same period in 2024, net of selling costs, while cash used in real estate acquisition and capital improvement totaled approximately $12.1 million, for the year ended December 31, 2025, which is similar the same period in 2024.

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

We currently project that we could spend up to $1.9 million (some of which is held in deposits reserve accounts by our lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio during the rest of the year. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures in the future due to rising construction costs. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities: Net cash used in financing activities during the year ended December 31, 2025 was $14.5 million compared to $10.6 million provided by financing activities for the same period in 2024 and was primarily due to the following activities for the year ended December 31, 2025:

•	Proceeds from mortgage notes payable, net of issuance costs totaled approximately $18.9 million, a decrease of approximately $3.9 million for the same period in 2024.

•

Proceeds from the issuance of Series A Common Stock, net of offering costs, totaled approximately $1.7 million. For the year ended December 31, 2024, proceeds from the issuance of common stock totaled an approximate value of $1.2 million.

•	Repayment of mortgage notes payable totaled approximately $28.9 million during the year ended December 31, 2025, an increase of nearly $1.0 million from the same period in 2024.

•	Distributions to noncontrolling interest of approximately $1.3 million during the year ended December 31, 2025, a decrease of approximately $2.4 million from the year ended December 31, 2024.

•	Cash used to repurchase our Series A Common Stock and Series D Preferred Stock totaled approximately $1.9 million. For the same period in 2024, the Company used $0.2 million to repurchase both Series A Common Stock and Series D Preferred Stock.

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

In connection with the Series A Common Stock offering in July 2021, we agreed to issue the Placement Agent Warrants to purchase up to 8,000 shares of Series A Common Stock, representing 4.0% of the Series A Common Stock and shares of Series A Common Stock issuable upon exercise of the Pre-Funded Warrants. The Placement Agent Warrants were issued in August 2021, post exercise of the Pre-Funded Warrants with an exercise price of $62.50 and will expire five years from the date of issuance.

Common Stock Warrants: If all the potential Common Stock Warrants outstanding at December 31, 2025, were exercised at the price of $12.00 per share, gross proceeds to us would be approximately $2.4 million and we would as a result issue an additional 200,000 shares of common stock.

Placement Agent Warrants: If all the potential Placement Agent Warrants outstanding at December 31, 2025, were exercised at the price of $62.50 per share, gross proceeds to us would be approximately $0.5 million and we would as a result issue an additional 8,000 shares of common stock.

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

Series A Warrants: If all the potential Series A Warrants outstanding at December 31, 2025, were exercised at the price of $70.00 per share, gross proceeds to us would be approximately $101.2 million and we would as a result issue an additional 1,445,007 shares of common stock.

Inflation

The current inflationary environment has affected U.S. consumers and the repercussions may persist. As evidenced by the Consumer Price Index for All Urban Consumers (CPI), a gauge employed by the U.S. Bureau of Labor Statistics, there was a 2.7% (not seasonally adjusted) increase for the 12-month period ending December 31, 2025. The CPI serves as a metric for capturing the average fluctuations in prices paid by urban consumers across a diverse array of consumer goods and services. The macroeconomic landscape, including ongoing conflicts around the world, introduces an additional layer of complexity to the inflationary dynamics. These geopolitical disruptions have the potential to intensify inflationary pressures, contributing to the volatility witnessed in the broader economic context. As consumers navigate this challenging landscape, the potential for continued impact on their purchasing power remains a significant consideration.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Furthermore, we do not believe that these controls have been impacted by COVID-19 related circumstances, including remote work arrangements with our employees.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our Management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding our internal control over financial reporting as such report is not required for the Company.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 pursuant to Regulation 14A, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements - the following documents are filed as part of this report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2025 and 2024
•	Consolidated Statements of Operations for the years ended December 31, 2025 and 2024
•	Consolidated Statements of Equity for the years ended December 31, 2025 and 2024
•	Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024
•	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules - the following documents are filed as part of this report:

•	Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization as of December 31, 2025

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

3.11	Articles of Amendment effecting the reverse stock split (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 16, 2025).

3.12	Second Amended and Restated Bylaws of Presidio Property Trust, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on October 19, 2017).

4.1	Form of Series A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 10-12B filed on May 6, 2008).

4.2	Description of Securities *

4.3	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on July 14, 2021).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-11 filed on November 9, 2021).

4.6	Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-11 filed on November 9, 2021).

10.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form 10-12B filed on May 6, 2008).

10.2	Purchase and Sale Agreement and Joint Escrow Instructions among NetREIT Highland, LLC, NetREIT Joshua, LLC, NetREIT Casa Grande, LP, NetREIT Sunrise, LLC, NetREIT, Inc. and Sparky’s Storage 18 (CA) LP, dated as of February 6, 2015; as amended by the First Amendment dated February 25, 2015, and the Second Amendment dated April 2, 2015 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.3+	Amended and Restated Presidio Property Trust, Inc. 2017 Incentive Award Plan (incorporated by reference to Exhibit B of the Company’s Proxy Statement filed on April 17, 2023).

10.4+	Form of Restricted Stock Agreement under 2017 Incentive Award Plan (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-11/A filed on January 17, 2018).

10.5	Ninth Amendment to Loan Agreement signed August 19, 2021 (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on August 25, 2021).

10.6	Loan Agreement dated February 26, 2016, together with Second Amendment to Loan Agreement dated as of June 29, 2016, Third Amendment to Loan Agreement dated as of April 11, 2017, Joinder and Fourth Amendment to Loan Agreement dated as of February 20, 2018, Fifth Amendment to Loan Agreement dated as of April 11, 2018, Joinder and Sixth Amendment to Loan Agreement dated as of April 11, 2019, Joinder and Seventh Amendment to Loan Agreement dated as May 22, 2020 and Eighth Amendment to Loan Agreement dated as of June 26, 2020 (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on August 25, 2021).

10.7	Form of Indemnification Agreement entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-11 filed on September 18, 2017).

10.8	Tenth Amendment to Loan Agreement signed October 12, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 14, 2022).

10.9	Tenth Amendment to Guaranty Agreement signed October 12, 2022 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 14, 2022).

10.10+	Employment agreement with Jack Heilbron (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 5, 2024)

10.11+	Employment agreement with Ed Bentzen (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 9, 2024)

10.12+	Employment agreement with Gary Katz (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 9, 2024)

10.13+	Employment agreement with Steven Hightower (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 9, 2024)

10.14	Cooperation Agreement by and between Presidio Property Trust, Inc. and Zuma Capital Management, LLC and the other parties named as signatories thereto, dated May 9, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on May 10, 2024).

10.15	Underwriting Agreement dated June 20, 2024, by and between the Company and The Benchmark Company, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed with the Commission on June 24, 2024).

10.16	Form of Securities Purchase Agreement dated July 14, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 15, 2025).

10.17	Sales Agreement dated October 14, 2025, by and between the Company and The Benchmark Company, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 14, 2025).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K filed on March 30, 2021).

19.1	Insider Trading Policy, effective September 19, 2022 and updated December 5, 2025. *

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm *

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

PRESIDIO PROPERTY TRUST, INC.

By:	/s/ Jack K. Heilbron
Jack K. Heilbron
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	March 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack K. Heilbron	Director, Chairman of the Board and Chief Executive Officer	March 27, 2026
Jack K. Heilbron	(Principal Executive Officer)

/s/ Ed Bentzen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2026
Ed Bentzen

/s/ Steven Hightower	Director	March 27, 2026
Steven Hightower

/s/ Jennifer A. Barnes	Director	March 27, 2026
Jennifer A. Barnes

/s/ Elena Piliptchak	Director	March 27, 2026
Elena Piliptchak

/s/ James R. Durfey	Director	March 27, 2026
James R. Durfey

/s/ Tracie Hager	Director	March 27, 2026
Tracie Hager

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Presidio Property Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Presidio Property Trust, Inc. (the “Company”), as of December 31, 2025 and 2024, the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes and financial statement Schedule III – Real Estate and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Real Estate Assets, net

The Company’s real estate assets, inclusive of real estate assets held for sale, totaled approximately $108.6 million as of December 31, 2025. As more fully described in Note 2 to the consolidated financial statements, the Company reviews its real estate assets for impairment on a property-by-property basis. Impairment is recognized on a property held for use when the expected undiscounted cash flows for a property are less than the carrying amount at which time the property is written down to fair value. Determining fair value requires management to make estimates of future cash flows, which are based on a number of inputs and assumptions, including the terminal capitalization rate. For the year ended December 31, 2025, the Company recorded approximately $6.4 million of impairment related to certain real estate assets.

We identified the auditing of the Company’s impairment assessment for certain real estate assets as a critical audit matter. Auditing the Company’s impairment assessment for certain real estate assets is especially challenging due to the high degree of auditor judgement, subjectivity, and effort, including the need to involve our valuation specialists, in evaluating management’s estimated fair values for certain real estate assets.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the impairment of certain real estate assets included the following, among others:

●	Testing the mathematical accuracy of the valuation models for certain real estate assets.

●

Involving our valuation professionals with specialized skills and knowledge in (1) evaluating the reasonableness of the valuation methodology and (2) assessing the reasonableness of the terminal capitalization rate by comparing to independent market data.

/s/ Baker Tilly US, LLP

Irvine, California

March 27, 2026

We have served as the Company’s auditor since 2009.

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024

ASSETS
Real estate assets and lease intangibles:
Land	$16,390,250	$15,983,323
Buildings and improvements	101,878,107	102,862,977
Tenant improvements	17,645,103	16,488,066
Lease intangibles	3,467,798	3,776,654
Real estate assets and lease intangibles held for investment, cost	139,381,258	139,111,020
Accumulated depreciation and amortization	(37,536,809)	(33,700,262)
Real estate assets and lease intangibles held for investment, net	101,844,449	105,410,758
Real estate assets held for sale, net	6,805,255	22,185,742
Real estate assets, net	108,649,704	127,596,500
Other assets:
Cash, cash equivalents and restricted cash	7,422,359	8,036,496
Deferred leasing costs, net	1,340,853	1,666,135
Goodwill	1,317,000	1,389,000
Investment in Conduit Pharmaceuticals marketable securities (see Notes 2 & 9)	3,900	206,177
Deferred tax asset	223,388	298,645
Other assets, net (see Note 6)	3,095,670	3,376,697
Total other assets	13,403,170	14,973,150
TOTAL ASSETS (1)	$122,052,874	$142,569,650
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$81,936,586	$80,977,448
Mortgage notes payable related to properties held for sale, net	10,137,781	21,116,646
Mortgage notes payable, total net	92,074,367	102,094,094
Accounts payable and accrued liabilities	3,302,187	3,290,170
Accrued real estate taxes	1,785,029	1,972,477
Dividends payable	190,220	194,784
Lease liability, net	40,108	64,345
Below-market leases, net	3,316	8,625
Total liabilities	97,395,227	107,624,495

Commitments and contingencies (see Note 10)
Equity:
Series D Preferred Stock, $0.01 par value per share; 1,000,000 shares authorized; 973,736 shares issued and outstanding (liquidation preference $25.00 per share) as of December 31, 2025 and 997,082 shares issued and outstanding as of December 31, 2024	9,737	9,971
Series A Common Stock, $0.01 par value per share, shares authorized: 100,000,000; 1,313,832 shares and 1,283,432 shares were issued and outstanding at December 31, 2025 and December 31, 2024, respectively	13,142	128,343
Additional paid-in capital	186,762,388	185,770,842
Dividends and accumulated losses	(169,945,302)	(159,374,010)
Total stockholders' equity before noncontrolling interest	16,839,965	26,535,146
Noncontrolling interest	7,817,682	8,410,009
Total equity	24,657,647	34,945,155
TOTAL LIABILITIES AND EQUITY	$122,052,874	$142,569,650

(1) As of December 31, 2025 and 2024, includes approximately $8.6 million and $11.4 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities.

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2025	2024
Revenues:
Rental income	$16,470,918	$18,523,813
Fees and other income	343,790	401,462
Total revenue	16,814,708	18,925,275
Costs and expenses:
Rental operating costs	6,158,052	6,256,077
General and administrative	5,704,830	7,526,675
Depreciation and amortization	4,862,267	5,515,518
Impairment of goodwill and real estate assets	6,443,437	1,969,311
Total costs and expenses	23,168,586	21,267,581
Other income (expense):
Interest expense - mortgage notes	(6,050,437)	(6,050,196)
Interest and other income, net	20,881	(151,356)
Gain on sales of real estate, net	5,444,792	3,426,572
Net loss in Conduit Pharmaceuticals marketable securities (see footnote 9)	(188,287)	(17,925,723)
Income tax (expense) benefit	(463,170)	(60,855)
Total loss, net	(1,236,221)	(20,761,558)
Net loss:	(7,590,099)	(23,103,864)
Less: Income attributable to noncontrolling interests	(685,586)	(2,524,665)
Net loss attributable to Presidio Property Trust, Inc. stockholders	$(8,275,685)	$(25,628,529)
Less: Preferred Stock Series D dividends	(2,295,607)	(2,236,696)
Net loss attributable to Presidio Property Trust, Inc. common stockholders	$(10,571,292)	$(27,865,225)

Net loss per share attributable to Presidio Property Trust, Inc. common stockholders:
Basic & Diluted	$(8.65)	$(22.50)

Weighted average number of common shares outstanding - basic & dilutive	1,221,413	1,238,659

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

					Additional	Dividends and	Total	Non-
	Preferred Stock Series D		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2023	890,946	8,909	1,226,507	122,651	182,331,408	(131,508,785)	50,954,183	10,367,887	61,322,070
Net (loss) income	—	—	—	—	—	(25,628,529)	(25,628,529)	2,524,665	(23,103,864)
Dividends to Series D preferred stockholders	—	—	—	—	—	(2,236,696)	(2,236,696)	—	(2,236,696)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(3,429,964)	(3,429,964)
Restricted stock-based compensation	—	—	—	—	1,379,080	—	1,379,080	—	1,379,080
Repurchase of Series A Common Stock, at cost	—	—	(19,065)	(1,905)	(138,511)	—	(140,416)	—	(140,416)
Repurchase of Series D preferred stock, at cost	(2,918)	(29)	—	—	(40,881)	—	(40,910)	—	(40,910)
Issuance of preferred stock Series D preferred stock, net of issuance costs	109,054	1,091	—	—	1,194,764	—	1,195,855	—	1,195,855
Issuance of Series A Common Stock	—	—	8,623	862	1,051,717	—	1,052,579	(1,052,579)	—
Vesting of Restricted Series A Common Stock	—	—	65,884	6,588	(6,588)	—	—	—	—
Issuance of stock-based compensation Common Stock	—	—	16,409	1,640	198,360	—	200,000	—	200,000
Return of stock-based compensation by CEO	—	—	(14,926)	(1,493)	(198,507)	—	(200,000)	—	(200,000)
Balance, December 31, 2024	997,082	$9,971	1,283,432	$128,343	$185,770,842	$(159,374,010)	$26,535,146	$8,410,009	$34,945,155
Net (loss) income	—	—	—	—	—	(8,275,685)	(8,275,685)	685,586	(7,590,099)
Dividends to Series D preferred stockholders	—	—	—	—	—	(2,295,607)	(2,295,607)	—	(2,295,607)
Distributions in excess of contributions received	—	—	—	—	—	—	—	(1,277,913)	(1,277,913)
Restricted stock-based compensation	—	—	—	—	1,138,585	—	1,138,585	—	1,138,585
Repurchase of Series A Common Stock, at cost	—	—	(16,080)	(161)	(76,931)	—	(77,092)	—	(77,092)
Repurchase of Series A Common Stock, Tender Offer	—	—	(214,412)	(21,441)	(1,486,558)	—	(1,507,999)	—	(1,507,999)
Par Value adjustment post 1 for 10 reverse split from $0.10 to $0.01	—	—	505	(96,206)	96,206	—	—	—	—
Repurchase of Series D preferred stock, at cost	(23,346)	(234)	—	—	(344,269)	—	(344,503)	—	(344,503)
Issuance of Series A Common Stock	—	—	176,577	1,765	1,694,697	—	1,696,462	—	1,696,462
Vesting of Restricted Series A Common Stock	—	—	84,137	842	(30,184)	—	(29,342)	—	(29,342)
Balance, December 31, 2025	973,736	$9,737	1,314,159	$13,142	$186,762,388	$(169,945,302)	$16,839,965	$7,817,682	$24,657,647

See Notes to Consolidated Financial Statements.

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,590,099)	(23,103,864)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,862,267	5,515,518
Stock compensation	1,138,585	1,379,080
Gain on sale of real estate assets, net	(5,444,792)	(3,426,572)
Employee Bonuses paid with CDT stock	—	172,421
Net loss in Conduit Pharmaceuticals fair value marketable securities	188,287	17,925,723
Net loss (gain) in fair value marketable securities	—	560
Impairment of goodwill and real estate assets	6,443,437	1,969,311
Amortization of financing costs	281,245	351,291
Amortization of below-market leases	(4,753)	(4,641)
Straight-line rent adjustment	261,483	(152,722)
Changes in operating assets and liabilities:
Other assets	355,913	82,575
Deferred tax asset	75,257	48,117
Accounts payable and accrued liabilities	186,636	(1,001,301)
Deferred leasing costs	(148,148)	(502,946)
Accrued real estate taxes	(187,448)	19,390
Net cash provided by (used in) operating activities	417,870	(728,060)
Cash flows from investing activities:
Real estate acquisitions	(9,444,465)	(9,729,351)
Additions to buildings and tenant improvements	(2,703,012)	(2,273,726)
Investment in marketable securities	—	(2,362)
Proceeds from sale of marketable securities	13,990	105,206
Proceeds from sales of real estate, net	25,625,377	24,767,052
Net cash provided by investing activities	13,491,890	12,866,819
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	18,942,396	22,272,291
Payment of debt issuance costs	(424,002)	(335,724)
Repayment of mortgage notes payable	(28,862,783)	(27,897,127)
Payment of deferred offering costs	(343,514)	—
Distributions to noncontrolling interests	(1,277,913)	(3,629,964)
Contributions from noncontrolling interests	—	200,000
Issuance of Series A Common Stock, net of offering costs	1,667,120	—
Issuance of Series D Preferred Stock, net of offering costs	—	1,195,855
Repurchase of Series A Common Stock, at cost	(1,585,091)	(140,416)
Repurchase of Series D Preferred Stock, at cost	(344,503)	(40,910)
Dividends paid to Series D Preferred Stockholders	(2,295,607)	(2,236,696)
Net cash used in financing activities	(14,523,897)	(10,612,691)
Net (decrease) increase in cash equivalents and restricted cash	(614,137)	1,526,068
Cash, cash equivalents and restricted cash - beginning of period	8,036,496	6,510,428
	$7,422,359	$8,036,496
Supplemental disclosure of cash flow information:
Interest paid-mortgage notes payable	$5,906,234	$5,371,017
Income taxes paid	$78,848	$46,511
Non-cash investing activities:
Paid building and tenant improvements from prior year	$(207,847)	$(295,567)
Private warrants from Conduit Pharmaceuticals	$—	$642,600
Non-cash financing activities:
Unpaid deferred offering costs	$6,589	$—
Payment of accrued bonus to ex-CFO with CDT stock	$—	$124,357
Distribution of CDT stock to employees	$—	$172,421
Unpaid building and tenant improvements	$361,261	$207,847
Dividends payable - Preferred Stock Series D	$190,220	$194,784

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization. Presidio Property Trust, Inc. (“we”, “our”, “us” or the “Company”) is an internally-managed real estate investment trust (“REIT”), with holdings in office, industrial, retail and model home properties. We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from “NetREIT, Inc.” to “Presidio Property Trust, Inc.” Through Presidio Property Trust, Inc., its subsidiaries, and its partnerships, we own 10 commercial properties in fee interest, two of which we own as a partial interest in various affiliates, in which we serve as general partner, member and/or manager, and 80 model home residential properties as noted below.

The Company or one of its affiliates operates the following partnerships during the periods covered by these consolidated financial statements:

•

The Company is the sole general partner and limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), both of which, at  December 31, 2025, had ownership interests in an entity that owns income producing real estate. The Company refers to these entities collectively as the "NetREIT Partnerships".

•

The Company is the general and limited partner in six limited partnerships that purchase model homes and lease them back to homebuilders as commercial tenants (Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP, Dubose Model Home Investors #204, LP, Dubose Model Home Investors #205, LP, Dubose Model Home Investors #206, LP, and Dubose Model Home Investors #207, LP). The Company refers to these entities collectively as the "Model Home Partnerships". As of December 31, 2025, Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP and Dubose Model Home Investors #206, LP had no remaining assets.

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

Short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of existing mortgages, completing tenant improvements on our commercial buildings, paying leasing commissions, distributions to non-controlling interests, and funding dividends, if any, to stockholders. Future principal payments due on mortgage notes payables, during the year ended December 31, 2026 total approximately $30.0 million of which $4.5 million is related to model home properties. See Note 7. Mortgage Notes Payable for additional information on the Dakota Center and Shea Center II loans. Management expects certain model home properties can be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes can be refinanced, as the Company has historically been able to do in the past with all model home properties. Additional principal payments will be made with cash flows from ongoing operations.

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

Concentration. Concentration of credit risk with respect to tenant receivables is limited due to the large number of tenants comprising the Company’s rental revenue. We have three commercial properties located in Colorado, four in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are concentrated in Texas with a few model homes in Tennessee and Arizona. We had one tenant account for 6.90% of base rental income for commercial properties for the year ended December 31, 2025. Conversely, one of our homebuilders accounts for approximately 15.9% of our total revenue for the year ended December 31, 2025, and accounted for 56 out of 80 of our model home leases as of December 31, 2025.

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

The value attributable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net increase in rental income of approximately $4,753 and $4,641 for the years ended December 31, 2025 and 2024, respectively.

The value of in-place leases and unamortized lease origination costs are amortized to expenses over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third-party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $15,670 and $17,526 for years ended December 31, 2025 and 2024, respectively.

Real Estate Held for Sale and Discontinued Operations. We generally reclassify assets to "held for sale" when the disposition has been approved, it is available for immediate sale in its present condition, we are actively seeking a buyer, and the disposition is considered probable within one year. Additionally, real estate sold during the current period is classified as “real estate assets held for sale” for all prior periods presented in the accompanying consolidated financial statements. Mortgage notes payable related to the real estate sold during the current period are classified as “mortgage notes payable related to properties held for sale” for all prior periods presented in the accompanying consolidated financial statements. Additionally, we record the operating results related to real estate that has been disposed of as discontinued operations for all periods presented if the operations have been eliminated and represent a strategic shift and we will not have any significant continuing involvement in the operations of the property following the sale. Properties considered held for sale are recorded at the lesser of the carrying value or fair value less costs to sell. As of December 31, 2025, only one commercial property, Dakota Center, met the criteria to be classified as "held for sale," and five model homes were classified as "held for sale" but are not considered discontinued operations or a strategic shift in our operations.

The below tables include other non-real estate assets and liabilities related to real estate held for sale as of   December 31, 2025 and December 31, 2024.

As of December 31, 2025

Non real estate assets related to real estate held for sale	Commercial	Model Home	Total
Cash equivalents and restricted cash	1,988,360	—	1,988,360
Deferred leasing costs	98,248	—	98,248
Other Assets, net	348,997	—	348,997
Total other assets	$2,435,605	$—	$2,435,605

Non real estate liabilities related to real estate held for sale
Accounts payable and accrued liabilities	276,827	—	276,827
Accrued real estate taxes	197,035	—	197,035
Total other liabilities	$473,862	$—	$473,862

December 31, 2024

Non real estate assets related to real estate held for sale	Commercial	Model Home	Total
Cash equivalents and restricted cash	1,749,905	—	1,749,905
Deferred leasing costs	326,923	—	326,923
Other Assets, net	658,061	—	658,061
Total Assets	$2,734,889	$—	$2,734,889

Non real estate liabilities related to real estate held for sale
Accounts payable and accrued liabilities	482,628	—	482,628
Accrued real estate taxes	367,229	—	367,229
Total liabilities	$849,857	$—	$849,857

Impairments of Real Estate Assets. We regularly review for impairment on a property-by-property basis. Impairment is recognized on a property held for use when the expected undiscounted cash flows for a property are less than the carrying amount at which time the property is written-down to fair value. Impairment is recognized on a property held for sale when the fair value less costs to sell is less than the carrying amount. If the carrying amount exceeds the undiscounted cash flows, we calculate an impairment loss by comparing the carrying amount to estimated fair value, using discounted cash flow models or third-party appraisals. The calculation of both discounted and undiscounted cash flows requires management to make estimates of future cash flows that are determined based on a number of inputs and assumptions, including but not limited to, the terminal capitalization rate. Actual results could be significantly different from the estimates. Although our strategy is to hold our properties over the long-term, if our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to fair value and such loss could be material.

We review the carrying value of each of our real estate properties regularly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the year ended  December 31, 2025, we recognized non-cash impairment charges of approximately $6.4 million, with approximately $0.3 million related to model homes and approximately $6.0 million related to our commercial properties. The approximately $3.5 million of impairment on our commercial property, Dakota Center, was the result of the loan maturing in July and the Company not being able to reach an agreement with the lenders regarding a loan modification or extension. During the year ended December 31, 2025, the Company impaired Shea Center II for a total of approximately $2.5 million after low property occupancy triggered a cash management event under the terms of the loan agreement.

Intangible Assets. Intangible assets, including goodwill and lease intangibles, are comprised of finite-lived and indefinite-lived assets. Lease intangibles represent the allocation of a portion of the purchase price of a property acquisition representing the estimated value of in-place leases, unamortized lease origination costs, tenant relationships and land purchase options. Intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. Indefinite-lived assets are not amortized. Amortization expense of intangible assets that are not deemed to have an indefinite useful life was approximately $0 and $0.3 million, respectively, for the years ended December 31, 2025 and 2024 and is included in depreciation and amortization in the accompanying consolidated statements of operation.

The Company is required to perform a test for impairment of goodwill and other definite and indefinite lived assets at least annually, and more frequently as circumstances warrant. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. For the year ended December 31, 2025, we have recorded an impairment charge to the goodwill of NTR Property Management for approximately $72,000. See Fair Value Measurements below for additional information.

Depreciation and Amortization. The Company records depreciation and amortization expense using the straight-line method over the useful lives of the respective assets. The costs of buildings are depreciated over estimated useful lives of 39 years, the costs of improvements are amortized over the shorter of the estimated life of the asset or term of the tenant lease (which range from 1 to 10 years), the costs associated with acquired tenant intangibles over the remaining lease term and the cost of furniture, fixtures and equipment are depreciated over 4 to 5 years. Depreciation and amortization expense for the years ended December 31, 2025 and 2024 was approximately $4.9 million and $5.5 million, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations.

Cash, Cash Equivalents and Restricted Cash. At December 31, 2025 and December 31, 2024, we had approximately $7.4 million and $8.0 million in cash, cash equivalents and restricted cash, respectively. The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. At December 31, 2025, the Company had approximately $1.3 million in deposits in financial institutions that exceeded the federally insurable limits. Restricted cash consists of funds held in escrow for Company lenders for properties held as collateral by the lenders. The funds in escrow are for payment of property taxes, insurance, leasing costs, mortgage payment reserves, and capital expenditures. As of December 31, 2025, the Company has approximately $5.7 million of restricted cash. At December 31, 2024, the Company had approximately $1.0 million in deposits in financial institutions that exceeded the federally insurable limits. As of December 31, 2024, the Company has approximately $5.0 million of restricted cash.

Accounts Receivables. The Company periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company maintains an allowance for deferred rent receivable that arises from straight lining of rents. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates. As of December 31, 2025 and 2024, the balance of allowance for possible uncollectable tenant receivables included in other assets, net in the accompanying consolidated balance sheets was approximately  $0 and  $0, respectively.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third-party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At December 31, 2025 and 2024, the Company had net deferred leasing costs of approximately  $1.3 million and  $1.7 million, respectively. Total amortization expense for the years ended December 31, 2025 and 2024 was approximately  $0.5 million and  $0.5 million, respectively, and is included in the total for depreciation and amortization noted above.

Deferred Financing Costs. Costs incurred, including legal fees, origination fees, and administrative fees, in connection with debt financing are capitalized as deferred financing costs, are amortized using the straight line method, which approximates the effective interest method, over the contractual term of the respective loans and recorded as an offset to the carrying value of the debt. At December 31, 2025 and 2024, unamortized deferred financing costs related to mortgage notes payable were approximately $0.7 million and $0.7 million. For the years ended December 31, 2025 and 2024, total amortization expense related to the mortgage notes payable deferred financing costs was approximately $281,245 and $351,291, respectively. Amortization of deferred financing costs are included in interest expense in the accompanying consolidated statements of operations.

Deferred Offering Costs. Deferred offering costs represent legal, accounting and other direct costs related to our offerings. As of December 31, 2025 and 2024, we have incurred approximately $279,603 and zero, respectively, in deferred offering costs as of the end of each period related to our registration statement on Form S-3.

Income Taxes. We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, for federal income tax purposes. To maintain our qualification as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we maintain our qualification for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to maintain our qualification as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. We are subject to certain state and local income taxes. As of December 31, 2025, we have estimated approximately $27.1 million of Federal net operating loss (NOLs) carryforwards to offset potential future federal tax obligations. We may not generate sufficient taxable income in future periods to be able to realize fully the tax benefits of our NOL carry-forwards.

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

Additionally, in an inactive market, a market price quoted from an independent third-party may rely more on models with inputs based on information available only to that independent third-party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. As of December 31, 2025, we did not hold any marketable securities, excluding our investments in Conduit's common stock and common stock warrants. As of  December 31, 2024, our marketable securities (excluding our investments in Conduit's common stock and common stock warrants), held at a third party broker, presented on the consolidated balance sheets within other assets were measured at fair value using Level 1 market prices and totaled approximately zero, with a cost basis of approximately zero. There were no financial liabilities measured at fair value as of December 31, 2025 and December 31, 2024.

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

As of  December 31, 2025 and  December 31, 2024, the Private CDT Warrants fair value, using Level 3 inputs, was zero for both periods, and is included in the total Investment in Conduit Pharmaceuticals marketable securities on the consolidated balance sheets. Our investments in Conduit's public common stock warrants (CDTTW) presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, taking into account the adoption of ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $3,900 and $0.2 million as of  December 31, 2025 and  December 31, 2024, respectively. The adjustments to the fair value of our investment in Conduit Pharmaceuticals marketable securities are recorded in net loss in Conduit Pharmaceuticals marketable securities on our consolidated statement of operations.

The following table presents as of December 31, 2025 the Company’s assets subject to measurement at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total	Impairment Loss
Assets:
Goodwill for NTR Property Management	$—	$—	$194,000	$194,000	$72,000
Certain Real Estate assets	—	—	24,499,935	24,499,935	6,371,437
Total Assets	$—	$—	$24,693,935	$24,693,935	$6,443,437

The following table presents as of December 31, 2024 the Company’s assets subject to measurement at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total	Impairment Loss
Assets:
Goodwill for NTR Property Management	$—	$—	$266,000	$266,000	$185,000
Certain Real Estate assets	—	—	18,065,871	18,065,871	1,784,311
Total Assets	$—	$—	$18,331,871	$18,331,871	$1,969,311

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

	For the Year Ended December 31,
	2025	2024

Common Stock Warrants	200,000	200,000
Placement Agent Warrants	8,000	8,000
Series A Warrants	1,445,007	1,445,007
Unvested Common Stock Grants	104,108	117,081

Total potentially dilutive shares	1,757,115	1,770,088

Income (Loss) per Common Share. Basic income (loss) per common share (Basic EPS) is computed by dividing net income (loss) available to common shareholders (Numerator) by the weighted average number of common shares outstanding (Denominator) during the period. Diluted loss per common share (Diluted EPS) is similar to the computation of Basic EPS except that the Denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the Numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per share. For the year ended December 31, 2025, the basic and diluted net loss per share was $8.65, since all potentially dilutive securities were determined to be anti-dilutive, and for the year ended December 31, 2024 the basic and diluted net earnings per share are equivalent at $22.50 per share because the Company had incurred a net loss attributable to common stockholders causing any potentially dilutive securities to be anti-dilutive.

Sales of Real Estate Assets. Effective January 1, 2018, we adopted the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business. Asset sales are generally recognized when control of the asset being sold is transferred to the buyer. As the assets are sold, their costs and related accumulated depreciation, if any, are derecognized with resulting gains or losses reflected in net income.

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

Revenue Recognition and Accounts Receivables. We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is probable and record amounts expected to be received in later years as deferred rent receivable. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payments are recorded as deferred rent receivable within other assets the consolidated balance sheets. Additionally, we recognize transaction fees associated with the leasing of our model homes on a straight-line basis over the term of the related leases and are included within rental income on our consolidated statement of operations. The Company’s lease revenue is impacted by the Company’s determination of whether improvements to the property, whether made by the Company or by the tenant, are landlord assets. The determination of whether an improvement is a landlord asset requires judgment. In making this judgment, the Company’s primary consideration is whether an improvement would be utilizable by another tenant upon the then-existing tenant vacating the improved space. If the Company has funded an improvement that it determines not to be landlord assets, then it treats the cost of the improvement as a lease incentive.

For certain leases, the Company also makes significant assumptions and judgments in determining the lease term. The lease term impacts the period over which the Company determines and records lease payments and also impacts the period over which it amortizes lease-related costs. The Company considers all relevant factors that create an economic incentive for the lessee and uses judgment to determine if those factors, considered together, signify that the lessee is reasonably certain to exercise the option.

We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred. Additional rent where we pay the associated costs directly to third-party vendors and are reimbursed by our tenants are recognized and recorded on a gross basis, with the associated expense recognized in property expenses or real estate taxes. Because the timing and pattern of transferring rental revenue and related operating expense reimbursements to the lessee are the same, and our leases are classified as operating leases, we treat rental revenue and tenant recovery revenue as a single combined lease component. Accordingly, operating expense reimbursements are reported within Rental Income on the Company’s consolidated statement of operations.

We make estimates of the collectability of our tenant receivables related to base rents, including deferred rent receivable, expense reimbursements and other revenue or income. We specifically analyze accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, we will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments. Fees and other income primarily include amounts recorded in connection with transient daily parking and miscellaneous amounts that fall within the scope of ASC Topic 606, Revenue from Contracts with Customers, and are recognized as revenue at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied.

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

Recently Issued and Adopted Accounting Pronouncements. In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes, to enhance income tax disclosures, provide more information about tax risks and opportunities present in worldwide operations, and to disaggregate existing income tax disclosures. The guidance is effective for annual periods beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. We have adopted ASU 2023-09 and have updated our financial statement disclosures accordingly; there was no material impact to our financial statement.

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

In December 2025, the FASB issued Accounting Standards Update 2025-11 - Interim Reporting (Topic 270), which focuses on improving interim reporting guidance by clarifying requirements and enhancing navigability for entities preparing interim financial statements under GAAP.  This aims to improve the guidance in Topic 270, Interim Reporting, by enhancing the clarity and navigability of the required interim disclosures. This introduces the Disclosure Principle, requiring entities to disclose events that have a material impact on the entity since the end of the last annual reporting period. Additionally, ASU 2025-11 creates a comprehensive list of required interim disclosures, consolidating them into Topic 270 rather than having them dispersed across various Codification Topics. For public entities, the update is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. For all other entities, it is effective for interim reporting periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted for all entities. While we are currently evaluating the impact of this pronouncement, we do not expect it will have a material impact on our consolidated financial statements.

3. RECENT REAL ESTATE TRANSACTIONS

Significant Transactions in 2025 and 2024

Acquisitions during the year ended December 31, 2025:

•

We acquired 22 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2025. The purchase price for these properties was approximately $9.4 million. The purchase price consisted of cash payments of approximately $2.8 million and mortgage notes of approximately $6.6 million.

Acquisitions during the year ended December 31, 2024:

•

We acquired 19 Model Home Properties and leased them back to the homebuilders under triple net leases during the year ended December 31, 2024. The purchase price for the properties was approximately $9.7 million. The purchase price consisted of cash payments of approximately $3.0 million and mortgage notes of approximately $6.7 million.

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

Dispositions during the year ended December 31, 2025:

During year ended December 31, 2025, we disposed of the following properties:

•	20 model homes for approximately $9.8 million, net of sales costs, and the Company recognized a gain of approximately $1.0 million.

•	On February 6, 2025, the Company sold two commercial properties, Union Town Center and Research Parkway, to a single buyer for approximately $15.9 million, net of selling costs, and recognized a net gain of approximately $4.5 million net of closing costs.

Dispositions during the year ended December 31, 2024:

During year ended December 31, 2024, we disposed of the following properties:

•	51 model homes for approximately $24.8 million net of sales costs, and the Company recognized a gain of approximately $3.4 million.

4. REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, retail, and triple-net leased model home properties. As of December 31, 2025, the Company owned or had an equity interest in:

•	Eight office buildings and one industrial building (“Office/Industrial Properties”);

•	One retail shopping center (“Retail Property”);

•

80 model home residential properties (“Model Homes” or “Model Home Properties”), leased back on a triple-net basis to homebuilders, which are owned by five affiliated limited partnerships and one wholly-owned corporation, all of which we control. As of December 31, 2025, all of the model homes in Dubose Model Home Investors #202, #203, and #206, LP had been sold.

Previously, the Company reported a portfolio for the year ended December 31, 2024 of:

• Eight office buildings and one industrial building,

• Three retail shopping centers, and

• 78 model homes.

A summary of the properties owned by the Company, including their lease intangibles, as of December 31, 2025 and 2024 is as follows:

	Date		Real estate assets and lease intangibles, net
Property Name	Acquired	Location	December 31, 2025	December 31, 2024
Genesis Plaza (1)	August 2010	San Diego, CA	$7,274,600	$7,363,571
Dakota Center (2)	May 2011	Fargo, ND	4,861,267	8,154,951
Grand Pacific Center (3)	March 2014	Bismarck, ND	8,082,202	8,413,926
Arapahoe Center	December 2014	Centennial, CO	8,874,198	9,298,534
Union Town Center (3)	December 2014	Colorado Springs, CO	—	8,922,943
West Fargo Industrial	August 2015	Fargo, ND	6,404,774	6,599,953
300 N.P.	August 2015	Fargo, ND	1,949,040	1,963,000
Research Parkway (3)	August 2015	Colorado Springs, CO	—	2,220,284
One Park Center	August 2015	Westminster, CO	5,740,065	5,580,950
Shea Center II (4)	December 2015	Highlands Ranch, CO	16,249,498	18,820,370
Mandolin (5)	August 2021	Houston, TX	4,508,851	4,600,562
Baltimore	December 2021	Baltimore, MD	8,016,747	8,241,456
Commercial properties			71,961,242	90,180,500
Model Home properties (6)	2020 - 2025		36,688,462	37,416,000
Total real estate assets and lease intangibles, net			$108,649,704	$127,596,500

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

(2)

The non-recourse loan on the Dakota Center property matured on July 6, 2024. During December 2024, the lender agreed to the broker the Company would use to sell the property to settle the non-recourse debt. At  December 31, 2025, the property was included in the real estate assets held for sale, net on the consolidated balance sheet. During July 2025, the lender approved a purchase offer from a third party for $5,125,000. In connection with the approved sale, we have impaired the property’s book value and recorded an impairment charge of approximately $3.5 million for the year ended December 31, 2025. The sale was completed on  January 14, 2026.

(3)

During February 2025, Union Town Center and Research Parkway were sold to a single buyer for a combined total of approximately $15.9 million, net of selling costs, and recognized a net gain of approximately $4.5 million, net of closing costs.

(4)

During the year ended December 31, 2025, the Company impaired Shea Center II for a total of approximately $2.5 million after low property occupancy triggered a cash management event under the terms of the loan agreement. Subsequent to the year ended December 31, 2025, the Company received notice that the Company's failure to repay in full by January 5, 2026 the indebtedness related to the loan agreement governing Shea Center II had triggered a default event. The Company has received notification that the Shea Center II property governed by this agreement will be moved into receivership, which will fulfill its obligation for this non-recourse loan.

(5)

A portion of the proceeds from the sale of Highland Court were used in like-kind exchange transactions pursued under Section 1031 of the Code for the acquisition of our Mandolin property. Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary, NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.

(6)

Includes Model Homes listed as held for sale as of December 31, 2025 and December 31, 2024. During the year ended December 31, 2025, we recorded impairment charges for model homes of approximately $0.3 million, which reflects the estimated sales prices for these specific model homes; for the same period in 2024, we recorded $0.4 million in impairment. The short hold period, less than two years, and the builder changing their model style after we purchased the homes, contributed to the lower-than-expected sales price. As of  December 31, 2025, we had model home properties held for sale in Alabama, Arizona, Tennessee, and Texas. As of   December 31, 2024, we had model home properties held for sale in Arizona, Florida, and Texas.

For the years ended December 31, 2025 and 2024, depreciation and amortization expense, excluding amortization of deferred leasing cost, totaled approximately $4.4 million and $5.0 million, respectively. As of  December 31, 2025 and 2024, construction in progress for tenant and building improvements totaled approximately $1.1 million and $0.4 million, respectively.

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	December 31, 2025			December 31, 2024
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$2,377,414	$(2,375,580)	$1,834	$2,515,264	$(2,504,799)	$10,465
Leasing costs	1,090,384	(1,088,114)	2,270	1,261,390	(1,252,078)	9,312
Above-market leases	—	—	—	—	—	—
	$3,467,798	$(3,463,694)	$4,104	$3,776,654	$(3,756,877)	$19,777

At  December 31, 2025 and 2024, there were no net lease intangible assets and accumulated amortization related to the lease intangible assets included in real estate assets held for sale.

The net value of acquired intangible liabilities was approximately $3,316 and $8,625 relating to below-market leases at  December 31, 2025 and  December 31, 2024, respectively. Amortization of below-market rent totaled approximately $4,753 and $4,641 for the years ended December 31, 2025 and 2024.

Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

2026	$4,104
2027	—
Thereafter	—
Total	$4,104

6. OTHER ASSETS

Other assets consist of the following:

	December 31,	December 31,
	2025	2024
Deferred rent receivable	$1,591,206	$2,126,609
Prepaid expenses, deposits and other	477,738	406,494
Accounts receivable, net	391,281	463,194
Notes receivable	316,374	316,374
Deferred offering costs	279,603	—
Right-of-use assets, net	39,468	64,026
Total other assets	$3,095,670	$3,376,697

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

As of December 31, 2025 and  December 31, 2024, we did not own common shares of any publicly traded REITs and no written covered call options in any of those same REITs.

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following:

	Principal as of
	December 31,	December 31,	Loan	Interest
Mortgage note property	2025	2024	Type	Rate (1)	Maturity
Dakota Center (2)	8,739,687	$9,091,395	Fixed	4.74%	7/6/2024
Research Parkway (3)	-	1,526,860	Fixed	N/A	N/A
Arapahoe Service Center	8,670,000	8,670,000	Fixed	6.75%	12/5/2029
Union Town Center (3)	-	7,709,746	Fixed	N/A	N/A
One Park Centre	6,096,528	5,919,517	Fixed	6.83%	9/1/2030
Genesis Plaza	6,235,986	5,813,843	Fixed	7.07%	9/1/2029
Shea Center II (4)	16,353,296	16,660,803	Fixed	4.92%	1/5/2026
West Fargo Industrial	5,750,000	5,750,000	Fixed	7.14%	7/6/2029
Grand Pacific Center	6,360,819	6,460,405	Fixed	6.35%	5/10/2033
Baltimore	5,670,000	5,670,000	Fixed	4.67%	4/6/2032
Mandolin	3,440,873	3,508,702	Fixed	4.35%	4/20/2029
Subtotal, Presidio Property Trust, Inc. Properties	$67,317,189	$76,781,271
Model Home mortgage notes (5)	25,604,494	26,060,798	Fixed	5.94% - 8.00%	2025 - 2030
Mortgage Notes Payable	$92,921,683	$102,842,069
Unamortized loan costs	(847,316)	(747,975)
Mortgage Notes Payable, net	$92,074,367	$102,094,094

(1)	Interest rates as of December 31, 2025.
(2)

The non-recourse loan on the Dakota Center property matured on July 6, 2024. During December 2024, the lender agreed to the broker the Company would use to sell the property to settle the non-recourse debt. As of December 31, 2025, the property was included in the real estate assets held for sale, net on the consolidated balance sheet. During July 2025, the lender approved a purchase offer from a third party for $5,125,000. The property was subsequently sold as of January 2026. See Note 4. Real Estate Assets above for further discussion on impairment of the property.

(3)	These properties were sold during February 2025 and their loan balances were paid in full.
(4)	During the year ended December 31, 2025, the Company impaired Shea Center II for a total of approximately $2.5 million after low property occupancy triggered a cash management event under the terms of the loan agreement. Subsequent to the year ended December 31, 2025, the Company received a notice that the Company's failure to repay in full by January 5, 2026 the indebtedness related to the loan agreement governing Shea Center II had triggered a default event. The Company has received notification that the Shea Center II property governed by this agreement will be moved into receivership, which will fulfill its obligation for this non-recourse loan.
(5)

As of December 31, 2025, there were five model homes included as real estate assets held for sale. Our model homes have stand-alone mortgage notes at interest rates ranging from 5.94% to 8.0% per annum as of  December 31, 2025.

The loan agreement between NetREIT Model, Homes, Inc. (“NRMH”) and its lender has a covenant for a Fixed Charge Coverage Ratio, (“FCCR”) as defined for NRMH as of any date that equals (a) the sum of (i) EBITDA for the period ended as of such date minus (ii) distributions for the period ended as of such date divided by (b) the sum of (ii) principal payments paid for the period ended as of such date plus (iii) interest expense for period ended as of such date. The FCCR is to be no less than 1.10 to 1.00, tested at the end of each fiscal quarter. As of December 31, 2025, NRMH was in compliance with this covenant. The Company and standalone subsidiaries have other various quarterly and annual reporting requirements to the individual property lenders and is in compliance with all material conditions and covenants on those mortgage notes payable as of December 31, 2025 with the exception of Dakota Center's loan maturity and Shea Center's DSCR coverage.

Scheduled principal payments of mortgage notes payable were as follows as of December 31, 2025:

	Commercial	Model
	Properties	Homes	Total Principal
Years ending December 31:	Notes Payable	Notes Payable	Payments
2026	$25,504,041	$4,469,150	$29,973,191
2027	463,715	1,251,371	1,715,086
2028	454,843	8,169,780	8,624,623
2029	23,497,197	5,870,293	29,367,490
2030	5,812,792	5,843,900	11,656,692
Thereafter	11,584,601	—	11,584,601
Total	$67,317,189	$25,604,494	$92,921,683

8. NOTES PAYABLE

On April 22, 2020, the Company received an Economic Injury Disaster Loan of $10,000 from the Small Business Administration ("SBA") to provide economic relief during the COVID-19 pandemic. This loan advance is not required to be repaid, has no stipulations on use, and has been recorded as fees and other income in the consolidated statements of operations during fiscal 2020. On  August 17, 2020, we received an additional Economic Injury Disaster Loan ("EIDL") of $150,000, for which principal and interest payments are deferred for twelve months from the date of issuance, and interest accrues at 3.75% per year. The loan matures on August 17, 2050. We have used the funds for general corporate purposes to alleviate economic injury caused by the COVID-19 pandemic, which economic damage included abating or deferring rent to certain tenants (primarily retail tenants). As of December 31, 2025 and 2024, the principal balance on SBA loan was approximately $140,674 and $144,089, respectively.

During 2023, we had issued one promissory note to our majority owned subsidiary, Dubose Model Home Investors 202 LP, for the refinancing of one model home property in Texas, for approximately $0.3 million with an interest rate of 5.55% per annum and original maturity date of August 15, 2024, which was extended for another year with an interest rate of 8.0% per annum. This note payable and note receivable, including interest expense and interest income related to this promissory note, is eliminated through consolidation on our financial statements. This property was subsequently sold in October 2024, and the loan was paid in full. As of  December 31, 2025, there were no other notes payable.

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

As of December 31, 2025 we held 709,000 public common stock warrants of CDTTW, and 540,000 private common stock warrants, with a combined value of approximately $3,900. Conduit's public common stock warrants (CDTTW) and Private CDT Warrants presented on the consolidated balance sheets were measured at fair value using Level 1 and Level 3 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.

10. COMMITMENTS AND CONTINGENCIES

The Company is obligated under certain tenant leases to fund tenant improvements and the expansion of the underlying leased properties. As of December 31, 2025, approximately $1.2 million is estimated for such capital expenditures on existing properties, net of any construction financing, during the rest of the year. Below is a 5-year minimum base rent schedule for our commercial properties, excluding any variable payments:

Future minimum base rent for the Years Ended December 31,	Commercial Properties	Model Homes	Total

2026	$9,346,275	$2,097,845	$11,444,120
2027	6,844,085	298,038	7,142,123
2028	5,136,062	—	5,136,062
2029	3,745,388	—	3,745,388
2030	2,859,924	—	2,859,924

Total	$27,931,734	$2,395,883	$30,327,617

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

In accordance with the terms of the Series D Preferred Stock, the Series D monthly dividend has been approved by the Board of Directors through December 31, 2025 in the amount of $0.19531 per share payable on the 15th of every month to stockholders of record of Series D Preferred Stock as of the last day of the prior month. Total dividends paid to Series D Preferred stockholders during the year ended December 31, 2025 and 2024 were approximately $2.2 million and $2.1 million, respectively.

Common Stock.

As of December 31, 2025, neither Mr. Heilbron nor Mr. Katz owned more than 9.8% of our outstanding shares of common stock.

Effective on May 19, 2025, the Company amended its charter by filing Articles of Amendment with the State Department of Assessments and Taxation of Maryland in order to effect a 1-for-10 reverse stock split of its outstanding shares of common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 10 shares of the Company’s common stock issued or outstanding were automatically reclassified into one new share of common stock, par value $0.10 per share, subject to the treatment of fractional shares as described below, without any action on the part of the holders. All historical share and per-share amounts reflected throughout the accompanying consolidated financial statements and other financial information in this Annual Report on Form 10-K have been retroactively adjusted to reflect the 2025 Reverse Stock Split as if the split occurred as of the earliest period presented. The Reverse Stock Split did not affect the number of authorized shares of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have been entitled to receive fractional shares as a result of the Reverse Stock Split were rounded up to the nearest whole share. All equity awards and warrants outstanding immediately prior to the Reverse Stock Split were proportionately adjusted to reflect the Reverse Stock Split. Effective immediately after the Reverse Stock Split, the Company decreased the par value of the shares of Series A Common Stock from $0.10 per share back to $0.01 per share.

On July 12, 2021, the Company entered into a securities purchase agreement with a single U.S. institutional investor for the purchase and sale of 1,000,000 shares of its Series A Common Stock, Common Stock Warrants to purchase up to 2,000,000 shares of Series A Common Stock and Pre-Funded Warrants to purchase up to 1,000,000 shares of Series A Common Stock. Each share of Common Stock and accompanying Common Stock Warrants were sold together at a combined offering price of $5.00, and each share of Common Stock and accompanying Pre-Funded Warrants were sold together at a combined offering price of $4.99. The Pre-Funded Warrants were exercised in full during August 2021 at a nominal exercise price of $0.01 per share. The Common Stock Warrants have an exercise price of $5.50 per share, were exercisable upon issuance and will expire five years from the date of issuance. The Company is authorized to issue up to 100,000,000 shares of Series A Common Stock, 1,000 shares of Series B Common Stock, and 9,000,000 shares of Series C Common Stock (collectively, the "Common Stock") each with $0.01 par value per share. Each class of Common Stock has identical rights, preferences, terms, and conditions except that the holders of Series B Common Stock are not entitled to receive any portion of Company assets in the event of the Company's liquidation. No shares of Series B or Series C Common Stock have been issued. Each share of Common Stock entitles the holder to one vote. Shares of our Common Stock are not subject to redemption and do not have any preference, conversion, exchange, or preemptive rights. The Company's charter contains restrictions on the ownership and transfer of the Common Stock that prevents one person from owning more than 9.8% of the outstanding shares of common stock. The Board of Directors granted our CEO, Jack Heilbron, and CIO, Gary Katz, an exception to the 9.8% ownership limit and established an excepted holder limit permitting each of Jack Heilbron and Gary Katz to beneficially or constructively own up to 19% of the outstanding shares of our common stock, including warrants, subject to compliance with Article VII of the Company’s charter. As of December 31, 2025, neither Mr. Heilbron nor Mr. Katz owned more than 9.8% of our outstanding shares of common stock.

Effective on May 19, 2025, the Company amended its charter by filing Articles of Amendment with the State Department of Assessments and Taxation of Maryland in order to effect a 1-for-10 reverse stock split of its outstanding shares of common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 10 shares of the Company’s common stock issued or outstanding were automatically reclassified into one new share of common stock, par value $0.10 per share, subject to the treatment of fractional shares as described below, without any action on the part of the holders. All historical share and per-share amounts reflected throughout the accompanying consolidated financial statements and other financial information in this Annual Report on Form 10-K have been retroactively adjusted to reflect the 2025 Reverse Stock Split as if the split occurred as of the earliest period presented. The Reverse Stock Split did not affect the number of authorized shares of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have been entitled to receive fractional shares as a result of the Reverse Stock Split were rounded up to the nearest whole share. All equity awards and warrants outstanding immediately prior to the Reverse Stock Split were proportionately adjusted to reflect the Reverse Stock Split. Effective immediately after the Reverse Stock Split, the Company decreased the par value of the shares of Series A Common Stock from $0.10 per share back to $0.01 per share.

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

The Company evaluated the accounting guidance in ASC 480 and ASC 815 regarding the classification of the Pre-Funded Warrant, Common Stock Warrants, and Placement Agent Warrants as equity or a liability and ultimately determined that it should be classified as permanent equity. As of December 31, 2025, none of the Common Stock Warrants and Placement Agent Warrants have been exercised.

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

Stock Repurchase Program. While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently. On September 15, 2022, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which expired in September 2023. In November 2023, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock which expired in November 2024. During the year ended December 31, 2023, the Company repurchased 23,041 shares of our Series D Preferred Stock at an average price of approximately $16.06 per share, including a commission of $0.035 per share, and no shares of our Series A Common Stock, for a total cost of $0.4 million for the Series D Preferred Stock.  In December 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which expired in December 2025. During the year ended  December 31, 2025, we repurchased 16,080 shares of our Series A Common Stock, with an average price of $4.79 per share, including a commission of $0.025 per share, for a total cost of $77,092 for the Series A Common Stock. This does not include the Tender Offer shares repurchased during April 2025 as noted below. During the year ended  December 31, 2025, the Company repurchased 23,346 shares of our Series D Preferred Stock at an average price of approximately $14.76 per share, including a commission of $0.035 per share, for a total cost of $344,503 for the Series D Preferred Stock. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost.

On April 8, 2025, we commenced the Tender Offer, a fixed price self-tender offer to purchase for cash all odd lots plus up to 200,000 shares of the Company’s Series A common stock, par value $0.01 per share, properly tendered and not properly withdrawn prior to the expiration date, subject to the Company’s ability to increase the number of shares accepted for payment in the Tender Offer by up to 2% of the Company’s outstanding common stock (resulting in an increase of up to approximately 28,308 shares) without amending or extending the Tender Offer in accordance with rules promulgated by the SEC, at $6.80 per share, net to the seller in cash, less any applicable withholding taxes and without interest. The Tender Offer expired at 11:59 P.M., New York City time, on May 5, 2025. Based on the final count by the depositary for the Tender Offer, 214,412 shares of Series A common stock were validly and successfully tendered and not properly withdrawn, including tenders of shares for which the tender was defective but for which the Company waived such defects. Pursuant to the terms of the Tender Offer, the Company accepted for purchase 214,412 shares of Series A common stock, including 1,209 odd lot shares. Total cash required to complete the Tender Offer was approximately $1,458,000, excluding fees and expenses related to the Tender Offer. We believe that the tender offer provided an efficient mechanism to provide our stockholders who desired immediate liquidity with the opportunity to tender shares at a favorable price relative to the current market price and without incurring broker’s fees associated with most secondary market sales, while also providing a benefit to those stockholders who did not participate, as such stockholders automatically increased their relative percentage ownership interest in the Company and our future operations, including any liquidity events that we may have in the future. Another purpose of the Tender Offer was to reduce the number of our issued and outstanding shares and to reduce or eliminate all of our odd lots. Overall, we believe that the Tender Offer was a prudent use of our financial resources given our business profile, capital structure, assets and liabilities.

Cash Dividends. For the years ended December 31, 2025 and  December 31, 2024, the Company did not declare and pay a Series A Common Stock cash dividend. For the years ended December 31, 2025 and  December 31, 2024, the Company declared and paid Series D Preferred Stock cash dividends of approximately $2.2 million and $2.1 million, respectively. The Company intends to continue to pay dividends to our common stockholders on a quarterly basis, and on a monthly basis to holders of our Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future dividends. The following is a summary of distributions declared per share of our Series A Common Stock and for our Series D Preferred Stock for the years ended December 31, 2025 and  December 31, 2024.

As of January 28, 2026, the Board of Directors has suspended the Company’s monthly dividend on its Series D Preferred Stock commencing with the January 2026 monthly dividend that would have been paid on February 15, 2026. In accordance with the terms of the Series D Preferred Stock, the unpaid monthly dividends will continue to accrue at $0.19531 per share each month. No interest, or sum of money in lieu of interest, is payable in respect of any dividend payments on the Series D Preferred Stock that are in arrears.  The Board and the Company intend to reassess, on a quarterly basis, when accrued dividends on the Series D Preferred Stock may be paid and when the monthly dividend payments can be reinstated.

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

A summary of the activity for the Company’s restricted stock was as follows:

Outstanding shares:	Common Shares	Weighted-Average Grant Date Fair Value

Balance at December 31, 2024	117,081	$12.34
Granted	97,685	$6.11
Adjusted for reverse split, net	1	N/A
Vested	(84,080)	$10.32
Forfeited	(26,579)	$9.73
Balance at December 31, 2025	104,108	$8.79

The non-vested restricted shares outstanding as of December 31, 2025, will vest over the next one to two years. As of  December 31, 2025, there were approximately 23,000 shares available to grant under the Company's 2017 Incentive Award Plan. Of the shares vested for the year ended December 31, 2025, 26,579 were forfeited to cover payroll taxes.

Share-based compensation expense was approximately $1.1 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively, as part of our general and administrative costs. As of December 31, 2025, future unrecognized stock compensation related to unvested shares totaled approximately $0.9 million.

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

The CODM evaluates the performance of our segments based upon an internal net operating income (“NOI”), which is a non-GAAP supplemental financial measure on a quarterly basis as disclosed in the 10-Qs and 10-Ks. We believe that NOI is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. The Company defines NOI for its segments as operating revenues (rental income, tenant reimbursements, parking income, and other operating income, net of provision for bad debt) less rental operating costs (property operating expenses, real estate taxes, insurance, utilities, repairs and maintenance, and asset management fees) excluding interest expense. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non-property income & expenses, depreciation & amortization, real estate acquisition fees & expenses, non-cash impairments and corporate general & administrative expenses. Quarterly the Company reviews and test for non-cash impairments, as required by GAAP, on all our properties (i.e. Office/Industrial Properties, Retail Properties, and Model Home Properties); however, the CODM does not consider those non-cash impairments with evaluating the segment’s cash operations and NOI.

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

The following tables compare the Company’s segment activity and NOI and adjusted NOI for Model Home income to its results of operations and financial position as of and for the years ended December 31, 2025 and 2024, respectively. The line items listed in the below NOI tables include the significant expense considered by the CODM for cash allocations on future investments. The Other Non-Segment & Consolidating Items represent corporate activity, the investment in Conduit Pharmaceutical, and other eliminating items for consolidation. The information for Corporate and Other are presented to reconcile back to the consolidated statement of operations, but is not considered a reportable segment. This includes the loss on Conduit marketable securities.

The following tables compare the Company's segment activity to its results of operations and financial position as of and for years ended December 31, 2025, and 2024:

	For the Year Ended December 31, 2025

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total

Rental revenue	$487,161	$9,585,303	$3,952,162	$—	$14,024,626
Recovery revenue	56,439	2,389,853	—	—	2,446,292
Other operating revenue	400	257,414	5,776	80,200	343,790
Total revenues	544,000	12,232,570	3,957,938	80,200	16,814,708

Rental operating costs	115,047	6,423,862	212,817	(593,674)	6,158,052
Net Operating Income (NOI)	428,953	5,808,708	3,745,121	673,874	10,656,656

Gain on Sale - Model Homes	—	—	950,434	—	950,434
Impairment of Model Homes	—	—	(339,609)	—	(339,609)

Adjusted NOI	$428,953	$5,808,708	$4,355,946	$673,874	$11,267,481

	For the Year Ended December 31, 2024

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total

Rental revenue	$1,595,464	$9,778,458	$4,368,169	$—	$15,742,091
Recovery revenue	463,158	2,318,564	—	—	2,781,722
Other operating revenue	62,041	241,530	68,084	29,807	401,462
Total revenues	2,120,663	12,338,552	4,436,253	29,807	18,925,275

Rental operating costs	608,667	6,136,564	171,621	(660,775)	6,256,077
Net Operating Income (NOI)	1,511,996	6,201,988	4,264,632	690,582	12,669,198

Gain on Sale - Model Home	—	—	3,426,572	—	3,426,572
Impairment of Model Homes	—	—	(406,374)	—	(406,374)

Adjusted NOI	$1,511,996	$6,201,988	$7,284,830	$690,582	$15,689,396

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

The CODM reviews on a regular basis the GAAP performance of each segment, including the significant segment expenses reported for GAAP shown in the table below. Our significant segment expenses include consolidated expense categories presented in our consolidated statements of operations, as well as rental operating costs. This information is provided to the CODM and factors into the CODM’s decision making for company-wide strategy. The following tables compare the Company’s segment activity and to its results of GAAP operations and financial position as of and for the years ended December 31, 2025 and 2024, respectively. The information for Corporate and Other are presented to reconcile back to the consolidated statement of operations, but is not considered a reportable segment as noted above.

	For the Year Ended December 31, 2025

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total
Revenues:
Rental income	$543,600	$11,975,156	$3,952,162	$—	$16,470,918
Fees and other income	400	257,414	5,776	80,200	343,790
Total revenue	544,000	12,232,570	3,957,938	80,200	16,814,708
Costs and expenses:
Rental operating costs	115,047	6,423,862	212,817	(593,674)	6,158,052
General and administrative	—	19,195	813,705	4,871,930	5,704,830
Depreciation and amortization	100,472	3,910,547	846,818	4,430	4,862,267
Impairment of goodwill and real estate assets	—	6,031,828	339,609	72,000	6,443,437
Total costs and expenses	215,519	16,385,432	2,212,949	4,354,686	23,168,586
Other income (expense):
Interest expense - mortgage notes	(276,961)	(3,757,328)	(2,010,791)	(5,357)	(6,050,437)
Interest and other income, net	—	—	(13,735)	34,616	20,881
Net loss in Conduit Pharmaceuticals marketable securities (see footnote 9)	—	—	—	(188,287)	(188,287)
Gain on sales of real estate, net	4,494,358	—	950,434	—	5,444,792
Income tax (expense) benefit	—	(9,600)	(60,875)	(392,695)	(463,170)
Total other income, net	4,217,397	(3,766,928)	(1,134,967)	(551,723)	(1,236,221)
Net income (loss)	4,545,878	(7,919,790)	610,022	(4,826,209)	(7,590,099)
Less: Income attributable to noncontrolling interests	—	(47,710)	(637,876)	—	(685,586)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$4,545,878	$(7,967,500)	$(27,854)	$(4,826,209)	$(8,275,685)

	For the Year Ended December 31, 2024

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total
Revenues:
Rental income	$2,058,622	$12,097,022	$4,368,169	$—	$18,523,813
Fees and other income	62,041	241,530	68,084	29,807	401,462
Total revenue	2,120,663	12,338,552	4,436,253	29,807	18,925,275
Costs and expenses:
Rental operating costs	608,667	6,136,564	171,621	(660,775)	6,256,077
General and administrative	—	2,330	820,217	6,704,128	7,526,675
Depreciation and amortization	394,461	4,154,769	952,627	13,661	5,515,518
Impairment of goodwill and real estate assets	—	1,377,937	406,374	185,000	1,969,311
Total costs and expenses	1,003,128	11,671,600	2,350,839	6,242,014	21,267,581
Other income (expense):
Interest expense - mortgage notes	(577,761)	(3,457,360)	(2,009,641)	(5,434)	(6,050,196)
Interest and other income, net	—	(171,734)	(23,890)	44,268	(151,356)
Net gain in Conduit Pharmaceuticals marketable securities (see footnote 9)	—	—	—	(17,925,723)	(17,925,723)
Gain on sales of real estate, net	—	—	3,426,572	—	3,426,572
Income tax (expense) benefit	—	—	(55,543)	(5,312)	(60,855)
Total other income, net	(577,761)	(3,629,094)	1,337,498	(17,892,201)	(20,761,558)
Net income (loss)	539,774	(2,962,142)	3,422,912	(24,104,408)	(23,103,864)
Less: Income attributable to noncontrolling interests	—	(86,686)	(2,437,979)	—	(2,524,665)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$539,774	$(3,048,828)	$984,933	$(24,104,408)	$(25,628,529)

	December 31,	December 31,
Assets by Reportable Segment:	2025	2024
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$67,445,290	$74,425,180
Total assets (2)	$68,980,087	$76,292,662
Model Home Properties:
Land, buildings and improvements, net (1)	$36,688,462	$37,416,000
Total assets (2)	$37,301,777	$38,166,964
Retail Properties:
Land, buildings and improvements, net (1)	$4,508,851	$15,743,789
Total assets (2)	$4,669,852	$16,673,605
Reconciliation to Total Assets:
Total assets for reportable segments	$110,951,716	$131,133,231
Corporate and other assets:
Cash, cash equivalents and restricted cash	$173,621	564,922
Other assets, net	$10,927,537	10,871,497
Total Assets	$122,052,874	$142,569,650

(1)	Includes lease intangibles.
(2)

Includes land, buildings and improvements, cash, cash equivalents, and restricted cash, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	For the Year Ended December 31,
Capital Expenditures by Reportable Segment	2025	2024
Office/Industrial Properties:
Capital expenditures and tenant improvements, office	$2,513,488	$2,044,704
Model Home Properties:
Acquisition of operating properties, model home	9,444,465	9,729,351
Retail Properties:
Capital expenditures and tenant improvements, retail	—	217,121
Totals:
Acquisition of operating properties, net	9,444,465	9,729,351
Capital expenditures and tenant improvements	2,513,488	2,261,825
Total real estate investments	$11,957,953	$11,991,176

14. INCOME TAX PROVISION

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Code. As a REIT, the Company is generally not subject to corporate level income taxes on REIT taxable income that is distributed to its shareholders. The Company accounts for income taxes under the asset and liability method under which it recognizes deferred income taxes, net of valuation allowances, if any, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and its tax bases and net operating loss and tax credit carryforwards. The Company may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In the event the Company has such an assessment from a taxing authority, it is its accounting policy to recognize any interest and penalties as a component of income tax. We, together with one of our entities, have elected to treat certain subsidiaries as a taxable REIT subsidiary (a “TRS”) for federal income tax purposes. Certain activities that we undertake must be conducted by a TRS, such as non-customary services for our tenants, and holding assets that we cannot hold directly. A TRS is subject to federal and state income taxes. The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed any significant interest or penalties for tax positions by any tax jurisdictions.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The provision (benefit) for income taxes related to our TRS entities consists of the following for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Current income tax expense (benefit)
Federal	$(25,778)	$(17,835)
State	31,068	30,572
Total current income tax expense (benefit)	5,290	12,737

Deferred income tax expense
Federal	424,119	40,279
State	33,761	7,839
Total deferred income tax expense	457,880	48,118

Total income tax (benefit) expense	$463,170	$60,855

Income tax provision differed from the amount computed by applying the U.S. federal income tax rate of 21% to income (loss) before taxes, as follows:

	December 31, 2025		December 31, 2024

Taxes at federal statutory rate	$4,979	21.0%	$103,369	21.0%
State and local income tax, net of federal income tax effect	3,797	16.0%	—	0.0%
Re-rate of state deferreds	21,383	90.2%	48,564	9.9%
REIT minimum state and local income tax	20,468	86.3%	—	0.0%
Other - Other investment write off	382,622	1613.8%	—	0.0%
Other - True-up adjustments	7,115	30.0%	—	0.0%
Other - Partnership basis true-up	22,806	96.2%	(91,078)	-18.5%

Total income tax expense	$463,170	1954%	$60,855	12.4%

The pretax income in our TRS for the years ended  December 31, 2025 and 2024 totaled approximately $24,000 and $492,000, respectively.

The tax effects of temporary differences which give rise to significant portions of deferred tax assets are as follows as of December 31:

	For The Years Ended
	2025	2024
Deferred Tax Assets
Deferred Revenue	$1,398	$—
State Taxes	—	8
Fixed Asset	145,680	243,662
Basis difference in investments	9,027	54,974
Net operating loss	68,952	—
Total deferred tax asset	225,057	298,644

Deferred Tax Liabilities
State Taxes	(912)	—
Prepaids	(757)	—
Net deferred tax assets	223,388	298,644

Net deferred tax assets (liability)	$223,388	$298,644

As of December 31, 2025, the Company had net operating loss carryforwards of $321,111 for federal, $36,361 for state income tax purposes. The Company's state loss carryforwards will begin to expire starting in 2041 if not utilized.

Management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective positive evidence evaluated was the history of cumulative income for Model Homes Inc. incurred over the three-year period ended December 31, 2025. Such objective evidence provides support for no valuation allowance to be recorded for the year ended December 31, 2025.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves income tax disclosures through enhanced disaggregation within the rate reconciliation table and disaggregation of income taxes paid by jurisdiction. The amendment is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The amendments should be applied on a prospective basis, however, retrospective application is permitted. The adoption of this ASU only impacted disclosures with no impact on the Company's consolidated financial statements.

Cash Taxes Paid (net of refunds)

FEDERAL	$29,009
STATE
AL	4,000
CA	20,452
TX	20,659
WI	3,581
OTHER	1,147
TOTAL	$78,848

15.  RELATED PARTY TRANSACTIONS

During the years ended December 31, 2025 and 2024, the Company leased portions of its corporate headquarters to Puppy Toes, Inc., a company owned by the Chief Executive Officer and his wife, and to Centurion Counsel, Inc., which is owned by Puppy Toes, Inc. Rent billed to these entities from the Company totaled $13,645 and $11,442 for the years ended December 31, 2025 and 2024, respectively.

Additionally, we receive full payroll reimbursement for employee services provided to Centurion Counsel and Puppy Toes, Inc. during the years ended December 31, 2025 and 2024, which totaled approximately $73,678 and $141,429, respectively.  These reimbursements were at cost and were not marked up or discounted. As of December 31, 2025 and December 31, 2024, we had reimbursement receivable balances of approximately $1,524 and $12,376, which were paid in full during January 2025 and January 2026, respectively.

We recognized payments made to Mr. Dubose, who previously served as President of NetREIT Advisors, LLC and Dubose Advisors, LLC; Chief Financial Officer of NetREIT Dubose Model Home REIT, Inc.; and as a Director of the Company. Mr. Dubose is also the father-in-law of Mr. Hightower who now serves on our Board of Directors. For the years ended December 2025 and 2024, the Company paid Mr. Dubose $67,504 and $293,139, respectively. For the year ended December 31, 2024, these payments were a combination of Consulting payments totaling $191,250, and distributions and return of capital in his Trust’s investments in DMH#203, DMH#204, DMH#205, DMH#206 and DMH#207 totaling $101,889. For the year ended December 31, 2025, these payments were a combination of Consulting payments totaling $50,000, and distributions and return of capital in his Trust’s investments in DMH#205 and DMH#207 totaling $17,504.

We also recognized payments made to Mr. Heilbron, CEO of Presidio Property Trust, for his investment in DMH#207, LP. These payments were a combination of distributions and capital returns from DMH#207 LP. For the years ending December 31, 2025 and 2024, the payments were $1,323 and $4,604, respectively.

We recognized a payment of $11,880 made to Jim Durfey, Board of Director for Presidio Property Trust. This payment was paid from Puppy Toes, a company owned by Presidio Property Trust’s Chief Executive Officer. This payment was for purchasing 18,000 shares of SQFT stock from Jim Durfey

16. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than disclosed below.

The Board of Directors has suspended the Company’s monthly dividend on its 9.375% Series D Cumulative Redeemable Perpetual Preferred Stock, commencing with the January 2026 monthly dividend that would have been paid on February 15, 2026. In accordance with the terms of the Series D Preferred Stock, the unpaid monthly dividends will continue to accrue at $0.19531 per share each month. The Company estimates that suspension of the dividend will preserve approximately $2.3 million in cash on an annualized basis. The Board and the Company intend to reassess, on a quarterly basis, when accrued dividends on the Series D Preferred Stock may be paid and when the monthly dividend payments can be reinstated.

On January 21, 2026, the Company received a notice that the Company's failure to repay in full by January 5, 2026 the indebtedness owed under that certain promissory note dated as of December 24, 2015 issued to The Bancorp Bank in the original principal amount of $17,727,500, the related loan agreement, dated as of December 24, 2015 by and between the Company and Bancorp Bank. The Company has received notification that the Shea Center II property governed by this agreement will be moved into receivership, which will fulfill its obligation for this non-recourse loan.

As of January 14, 2026, the Company sold Dakota Center for $5,125,000. The remaining loan balance was released as a part of the discounted payoff agreement with the lender. During February and March 2026, we sold five model homes in Texas for approximately $2.5 million and recorded a gain of approximately $0.1 million on sales.  These sales included the final home for DMH#204 LP.

Presidio Property Trust, Inc. and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation and Amortization – as of December 31, 2025

All amounts are in thousands		Initial Cost				Total Cost			(1)
Property Name/ Location	Encumbrances	Land Cost	Building & Improvements	Acquisition Price	Capitalized Improvements	Land Cost	Building & Improvements	Total Cost	Accumulated Depreciation & Amortization	Reserve for Impairment	NBV Real Estate	Date Acquired	Year Built/ Renovated
Genesis Plaza, San Diego, CA	$6,236	$1,400	$8,600	$10,000	$3,738	$1,400	$12,494	$13,894	$6,620	$-	$7,274	08/10	1989
Dakota Center, Fargo, ND	8,740	832	8,743	9,575	4,524	832	13,267	14,099	5,053	4,185	4,861	05/11	1982
Grand Pacific Center, Bismarck, ND	6,361	413	4,926	5,339	3,581	413	11,197	11,610	3,527	-	8,083	03/14	1976
Arapahoe Center, Centennial, CO	8,670	1,420	10,430	11,850	1,680	1,420	12,110	13,530	4,656	-	8,874	12/14	2000
West Fargo Industrial, Fargo, ND	5,750	1,693	6,207	7,900	767	1,693	6,974	8,667	2,262	-	6,405	08/15	1998/2005
300 N.P., Fargo, ND	-	135	3,715	3,850	542	135	4,257	4,392	1,413	1,030	1,949	08/15	1922
One Park Centre, Westminster, CO	6,097	1,206	7,944	9,150	2,962	1,206	10,906	12,112	4,405	1,966	5,741	08/15	1983
Shea Center II, Highlands Ranch, CO	16,353	2,214	23,747	25,961	4,603	2,214	28,075	30,289	11,812	2,227	16,250	12/15	2000
McElderry, Baltimore, MD	5,670	215	8,677	8,892	28	215	8,705	8,920	904	-	8,016	12/20	2006
Total Office/ Industrial properties	63,877	9,528	82,989	92,517	22,425	9,528	107,985	117,513	40,652	9,408	67,453

Mandolin, Houston, TX	3,441	1,330	3,562	4,892	14	1,330	3,577	4,907	397	-	4,510	08/21	2021
Total Retail properties	3,441	1,330	3,562	4,892	14	1,330	3,577	4,907	397	-	4,510

Model Homes-DMH LP #204	213	65	299	364	-	65	299	364	41	-	323	07/12	2020
Model Homes-DMH LP #205	601	226	2,004	2,411	-	226	807	1,033	119	-	914	2019-2020	2019-2020
Model Homes-DMH LP #207	4,692	1,249	6,795	8,252	-	1,249	5,834	7,083	313	33	6,737	07/15	2023
Model Homes-NMH Inc.	20,098	5,087	23,055	27,659	-	5,087	25,004	30,091	1,174	204	28,713	2020-2024	2020-2024
Total Model Home properties	25,604	6,627	32,153	38,686	-	6,627	31,944	38,571	1,647	237	36,687

CONSOLIDATED TOTALS:	$92,922	$17,485	$118,704	$136,095	$22,439	$17,485	$143,506	$160,991	$42,696	$9,645	$108,650

(1)  Depreciation is computed on a straight-line basis using useful lives up to 39 years.

Presidio Property Trust, Inc. and Subsidiaries

Schedule III - Real Estate and Accumulated Depreciation and Amortization (continued) – as of December 31, 2025

	For the Year Ended December 31,
	2025	2024
Real estate
Balance at the beginning of the year	$169,956,012	$183,238,901
Acquisitions	$9,444,465	$9,729,351
Improvements	$2,513,488	$2,261,826
Impairments	$(6,371,437)	$(1,784,311)
Dispositions of real estate	$(24,196,867)	$(23,489,755)
Balance at the end of the year	$151,345,661	$169,956,012
Accumulated depreciation and amortization
Balance at the beginning of the year	$(42,359,512)	$(39,083,117)
Depreciation and amortization expense	$(4,404,508)	$(5,021,653)
Dispositions of real estate	$4,068,063	$1,745,258
Balance at the end of the year	$(42,695,957)	$(42,359,512)

Real estate assets, net	$108,649,704	$127,596,500