Form 10-Q
period 2026-03-31
Presidio Property Trust, Inc.
filed 2026-05-15
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

At May 14, 2026, registrant had issued and outstanding 1,437,030 shares of its Series A Common Stock, $0.01 par value per share.

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

•

the other risks and uncertainties discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q, any subsequent filings with the SEC, and in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 27, 2026.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$13,789,653	$16,390,250
Buildings and improvements	82,684,544	101,878,107
Tenant improvements	11,435,230	17,645,103
Lease intangibles	1,400,602	3,467,798
Real estate assets and lease intangibles held for investment, cost	109,310,029	139,381,258
Accumulated depreciation and amortization	(26,266,550)	(37,536,809)
Real estate assets and lease intangibles held for investment, net	83,043,479	101,844,449
Real estate assets held for sale, net	17,451,127	6,805,255
Real estate assets, net	100,494,606	108,649,704
Other assets:
Cash, cash equivalents and restricted cash	5,171,903	7,422,359
Deferred leasing costs, net	1,230,452	1,340,853
Goodwill	1,317,000	1,317,000
Investment in Conduit Pharmaceuticals marketable securities (see Notes 2 & 9)	5,885	3,900
Deferred tax asset	223,388	223,388
Other assets, net (see Note 6)	2,803,541	3,095,670
Total other assets	10,752,169	13,403,170
TOTAL ASSETS (1)	$111,246,775	$122,052,874
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$64,160,535	$81,936,586
Mortgage notes payable related to real estate assets held for sale, net	17,473,032	10,137,781
Mortgage notes payable, total net	81,633,567	92,074,367
Accounts payable and accrued liabilities	3,044,512	3,302,187
Accrued real estate taxes	1,378,644	1,785,029
Dividends payable	—	190,220
Lease liability, net	33,756	40,108
Below-market leases, net	2,073	3,316
Total liabilities	86,092,552	97,395,227

Commitments and contingencies (see Note 10)
Equity:
Series D Preferred Stock, $0.01 par value per share; 1,000,000 shares authorized; 973,736 shares issued and outstanding (liquidation preference $25.00 per share) as of March 31, 2026 and 973,736 shares issued and outstanding as of December 31, 2025	9,737	9,737
Series A Common Stock, $0.01 par value per share, shares authorized: 100,000,000; 1,314,159 shares and 1,314,159 shares were issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	13,142	13,142
Additional paid-in capital	186,954,022	186,762,388
Dividends and accumulated losses	(169,504,393)	(169,945,302)
Total stockholders' equity before noncontrolling interest	17,472,508	16,839,965
Noncontrolling interest	7,681,715	7,817,682
Total equity	25,154,223	24,657,647
TOTAL LIABILITIES AND EQUITY	$111,246,775	$122,052,874

(1) As of March 31, 2026 and December 31, 2025, includes approximately $7.4 million and $8.6 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities.

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Rental income	$3,684,044	$4,032,429
Fees and other income	88,756	92,755
Total revenue	3,772,800	4,125,184
Costs and expenses:
Rental operating costs	1,544,441	1,612,642
General and administrative	1,673,823	1,661,978
Depreciation and amortization	998,969	1,244,104
Impairment of goodwill and real estate assets	524,373	26,943
Total costs and expenses	4,741,606	4,545,667
Other income (expense):
Interest expense - mortgage notes	(2,050,074)	(1,510,470)
Net gain (loss) in Conduit Pharmaceuticals marketable securities (see Note 9)	1,985	(176,658)
Interest and other income, net	5,149	5,149
Gain on sales of real estate, net	172,096	4,453,968
Gain on disposition of assets and liabilities, net	3,416,501	—
Income tax (expense) benefit	(18,057)	25,409
Total other income (expense), net	1,527,600	2,797,398
Net income	558,794	2,376,915
Less: Income attributable to noncontrolling interests	(117,885)	(111,563)
Net income attributable to Presidio Property Trust, Inc. stockholders	$440,909	$2,265,352
Less: Series D Preferred Stock declared dividends	—	(579,575)
Less: Series D Preferred Stock undeclared dividends in arrears	(570,541)	—
Net loss attributable to Presidio Property Trust, Inc. common stockholders	$(129,632)	$1,685,777

Net loss per share attributable to Presidio Property Trust, Inc. common stockholders:
Basic & Diluted	$(0.10)	$1.31

Weighted average number of common shares outstanding - basic & dilutive	1,314,159	1,283,432

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the three months ended March 31, 2026 and 2025

(Unaudited)

					Additional	Dividends and	Total	Non-
	Series D Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2025	973,736	$9,737	1,314,159	$13,142	$186,762,388	$(169,945,302)	$16,839,965	$7,817,682	$24,657,647
Net income	—	—	—	—	—	440,909	440,909	117,885	558,794
Distributions	—	—	—	—	—	—	—	(253,852)	(253,852)
Restricted stock-based compensation	—	—	—	—	191,634	—	191,634	—	191,634
Balance, March 31, 2026	973,736	$9,737	1,314,159	$13,142	$186,954,022	$(169,504,393)	$17,472,508	$7,681,715	$25,154,223

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the three months ended March 31, 2026 and 2025

(Unaudited) (Continued)

					Additional	Dividends and	Total	Non-
	Series D Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2024	997,082	9,971	1,283,432	128,343	185,770,842	(159,374,010)	26,535,146	8,410,009	34,945,155
Net (loss) income	—	—	—	—	—	2,265,352	2,265,352	111,563	2,376,915
Dividends to Series D preferred stockholders	—	—	—	—	—	(579,575)	(579,575)	—	(579,575)
Distributions	—	—	—	—	—	—	—	(216,659)	(216,659)
Restricted stock-based compensation	—	—	—	—	229,502	—	229,502	—	229,502
Repurchase of Series D preferred stock, at cost	(12,844)	(129)	—	—	(194,843)	—	(194,972)	—	(194,972)
Balance, March 31, 2025	984,238	$9,842	1,283,432	$128,343	$185,805,501	$(157,688,233)	$28,255,453	$8,304,913	$36,560,366

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$558,794	$2,376,915
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	998,969	1,244,104
Stock compensation	191,634	229,502
Bad debt expense	73,000	—
Gain on sale of real estate assets, net	(172,096)	(4,453,968)
Gain on disposition of assets and liabilities, net	(3,416,501)	—
Net (gain) loss in Conduit Pharmaceuticals fair value marketable securities	(1,985)	176,658
Impairment of goodwill and real estate assets	524,373	26,943
Amortization of financing costs	53,987	68,923
Amortization of below-market leases	(1,243)	(1,022)
Straight-line rent adjustment	2,479	(84,822)
Changes in operating assets and liabilities:
Other assets	88,369	567,686
Accounts payable and accrued liabilities	656,426	532,895
Deferred leasing costs	(72,834)	99,752
Accrued real estate taxes	(440,575)	(902,471)
Net cash used in operating activities	(957,203)	(118,905)
Cash flows from investing activities:
Real estate acquisitions	—	(4,270,192)
Additions to buildings and tenant improvements	(165,817)	(568,555)
Proceeds from sales of real estate, net	7,052,033	18,391,811
Net cash provided by investing activities	6,886,216	13,553,064
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	—	2,979,052
Payment of debt issuance costs	—	(61,914)
Repayment of mortgage notes payable	(7,721,564)	(11,379,734)
Payment of deferred offering costs	(13,833)	(60,000)
Distributions to noncontrolling interests	(253,852)	(216,659)
Repurchase of Series D Preferred Stock, at cost	—	(194,972)
Dividends paid to Series D Preferred Stockholders	(190,220)	(579,575)
Net cash used in financing activities	(8,179,469)	(9,513,802)
Net (decrease) increase in cash equivalents and restricted cash	(2,250,456)	3,920,357
Cash, cash equivalents and restricted cash - beginning of period	7,422,359	8,036,496
Cash, cash equivalents and restricted cash - end of period	$5,171,903	$11,956,853
Supplemental disclosure of cash flow information:
Interest paid-mortgage notes payable	$2,108,796	$1,335,280
Income taxes paid	$78,848	$46,511
Non-cash investing activities:
Paid building and tenant improvements from prior year	$(361,261)	$(207,847)
Paid deferred offering costs from prior year	$6,589	$—
Non-cash financing activities:
Unpaid deferred offering costs	$820	$—
Unpaid building and tenant improvements	$262,251	$—
Dividends payable - Series D Preferred Stock	$—	$192,232

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2026

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization. Presidio Property Trust, Inc. ("we", "our", "us" or the "Company") is an internally-managed real estate investment trust ("REIT"), with holdings in office, industrial, retail and model home properties. We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from "NetREIT, Inc." to "Presidio Property Trust, Inc." Through Presidio Property Trust, Inc., its subsidiaries, and its partnerships, we own 9 commercial properties in fee interest, two of which we own as a partial interest in various affiliates, in which we serve as general partner, member and/or manager, and a special purpose acquisition company (until deconsolidation in September 2023) as noted below.

The Company or one of its affiliates operates the following partnerships during the periods covered by these consolidated financial statements:

•	The Company is the sole general partner and limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), both of which, as of March 31, 2026, had ownership interests in an entity that owns income producing real estate. The Company refers to these entities collectively as the "NetREIT Partnerships".

•

The Company is the general and limited partner in two limited partnerships that purchase model homes and lease them back to homebuilders as commercial tenants (Dubose Model Home Investors #205, LP, and Dubose Model Home Investors #207, LP). The Company refers to these entities collectively as the "Model Home Partnerships". As of  March 31, 2026, Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP, Dubose Model Home Investors #204, LP, and Dubose Model Home Investors #206, LP had no remaining assets.

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

Short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of existing mortgages, completing tenant improvements on our commercial buildings, paying leasing commissions, distributions to noncontrolling interests, and funding dividends, if any, to stockholders. Future principal payments due on mortgage notes payable, during the last three quarters of 2026 and in the year ending  December 31, 2027 total approximately $20.4 million and $2.4 million, respectively, of which $3.8 million in 2026 and $2.0 million in 2026 are related to model home properties. See Note 7. Mortgage Notes Payable for additional information on the Dakota Center and Shea Center II loans. Management expects certain model home properties can be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes can be refinanced, as the Company has historically been able to do in the past with all model home properties. Additional principal payments will be made with cash flows from ongoing operations.

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

Concentration. Concentration of credit risk with respect to tenant receivables is limited due to the large number of tenants comprising the Company’s rental revenue. We have three commercial properties located in Colorado, three in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are concentrated in Texas with a few model homes in Alabama, Tennessee and Arizona. We had one of our homebuilders accounts for approximately 17.17% of our total revenue for the three months ended March 31, 2026, and accounted for 52 out of 75 of our model home leases as of March 31, 2026.

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in the 2025 year end Annual Report. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s 2025 year end Annual Report.

Basis of Presentation. The accompanying consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position as of March 31, 2026 and  December 31, 2025, as well as results of our operations, and cash flows as of, and for the three months ended March 31, 2026 and 2025, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, due to real estate market fluctuations, available mortgage lending rates and other unknown factors. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 2025 year end Annual Report. The consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements included in the 2025 year end Annual Report.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Presidio Property Trust, Inc. and its subsidiaries, NetREIT Advisors, LLC and Dubose Advisors LLC (collectively, the “Advisors”). The consolidated financial statements also include the results of the NetREIT Partnerships and the Model Home Partnerships. As used herein, references to the “Company” include references to Presidio Property Trust, Inc., its subsidiaries, and the partnerships. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company classifies the noncontrolling interests in the NetREIT Partnerships as part of consolidated net (loss) income in 2026 and 2025 and has included the accumulated amount of noncontrolling interests as part of equity since inception in February 2010. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interest will be remeasured, with the gain or loss reported in the consolidated statements of operations. Management has evaluated the noncontrolling interests and determined that they do not contain any redemption features.

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

The value attributable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the l ease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net increase in rental income of approximately $1,244 and $1,022 for the  three months ended March 31, 2026  and 2025, respectively.

The value of in-place leases and unamortized lease origination costs a re amortized to expenses over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third-party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $1,540 and $13,145, respectively, for the  three months ended March 31, 2026 and 2025.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third-party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At March 31, 2026 and  December 31, 2025, the Company had net deferred leasing costs of approximately $1.2 million and $1.3 million, respectively. Total amortization expense for the three months ended March 31, 2026 and 2025 was approximately $83,447 and $134,776, respectively.

Cash, Cash Equivalents and Restricted Cash. At March 31, 2026 and December 31, 2025, we had approximately $5.2 million and $7.4 million in cash, cash equivalents and restricted cash, respectively, of which approximately $3.6 million and $5.7 million represented restricted cash, respectively. The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds and short-term bonds. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. Restricted cash consists of cash held in escrow by lenders pursuant to certain loan agreements, which are for payment of property taxes, insurance, leasing costs, future debt payments, and capital expenditures.

Real Estate Held for Sale and Discontinued Operations. We generally reclassify assets to "held for sale" when the disposition has been approved, it is available for immediate sale in its present condition, we are actively seeking a buyer, and the disposition is considered probable within one year. Additionally, real estate sold during the current period is classified as “real estate assets held for sale” for all prior periods presented in the accompanying consolidated financial statements. Mortgage notes payable related to the real estate sold during the current period are classified as “mortgage notes payable related to properties held for sale” for all prior periods presented in the accompanying consolidated financial statements. Additionally, we record the operating results related to real estate that has been disposed of as discontinued operations for all periods presented if the operations have been eliminated and represent a strategic shift and we will not have any significant continuing involvement in the operations of the property following the sale. As of March 31, 2026, four model homes were classified as "held for sale".

Deferred Offering Costs. Deferred offering costs represent legal, accounting and other direct costs related to our offerings. As of March 31, 2026 and  December 31, 2025 we had deferred offering costs of approximately $287,666 and $279,603, respectively.

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

We review the carrying value of each of our real estate properties regularly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the  three months ended March 31, 2026 and 2025, we recognized non-cash impairment charges of approximately $524,373  and  $26,943, respectively, related to commercial properties and model homes.

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

Additionally, in an inactive market, a market price quoted from an independent third-party may rely more on models with inputs based on information available only to that independent third-party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. As of March 31, 2026, we did not hold any marketable securities, excluding our investments in common stock warrants of Conduit Pharmaceuticals, Inc. (“Conduit”). As of  December 31, 2025, we did not hold any marketable securities (excluding our investments in Conduit's common stock and common stock warrants). There were no financial liabilities measured at fair value as of March 31, 2026 and December 31, 2025.

As of  March 31, 2026 and December 31, 2025, the Private CDT Warrants fair value, using Level 3 inputs, was zero for both periods, and is included in the total Investment in Conduit Pharmaceuticals marketable securities on the consolidated balance sheets. Our investments in Conduit's public common stock warrants (CDTTW) presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, taking into account the adoption of ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $5,885 and $3,900 as of March 31, 2026 and December 31, 2025, respectively. The adjustments to the fair value of our investment in Conduit Pharmaceuticals marketable securities are recorded in net loss in Conduit Pharmaceuticals marketable securities on our consolidated statement of operations.

The following table presents as of  March 31, 2026 the Company's assets subject to measurement at fair value on a nonrecurring basis:

	Fair Value Measurements as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Certain Real Estate assets	-	-	19,106,377	19,106,377
Total Assets	$-	$-	$19,106,377	$19,106,377

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Goodwill for NTR Property Management	$—	$—	$194,000	$194,000
Certain Real Estate assets	—	—	24,499,935	24,499,935
Total Assets	$—	$—	$24,693,935	$24,693,935

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

	For the Three Months Ended March 31,
	2026	2025

Common Stock Warrants	200,000	200,000
Placement Agent Warrants	8,000	8,000
Series A Warrants	1,445,007	1,445,007
Unvested Common Stock Grants	127,519	131,972

Total potentially dilutive shares	1,780,526	1,784,979

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

3. RECENT REAL ESTATE TRANSACTIONS

Acquisitions during the three months ended March 31, 2026:

•	The Company acquired no model homes or commercial properties.

Acquisitions during the three months ended March 31, 2025:

•	The Company acquired 12 model homes for approximately $4.3 million. The purchase price was paid through cash payments of approximately $3.0 million and mortgage notes of approximately $1.3 million.

Dispositions during the three months ended March 31, 2026:

•	On January 14, 2026, the Company sold one commercial property, Dakota Center, to a single buyer for approximately $4.7 million, net of selling costs, and recognized a net gain on the disposition of the assets and liabilities of approximately $3.4 million.

•	The Company sold 5 model homes for approximately $2.3 million, net of sales costs, and recognized a gain of approximately $0.2 million.

Dispositions during the three months ended March 31, 2025:

•	The Company sold 6 model homes for approximately $2.8 million, net of sales costs, and recognized a gain of approximately $0.2 million.

•	On February 6, 2025 the Company sold two commercial properties, Union Town Center and Research Parkway, to a single buyer for approximately $15.9 million, net of selling costs, and recognized a net gain of approximately $4.5 million net of closing costs

4. REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, retail, and triple-net leased model home properties. We have three commercial properties located in Colorado, three in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are located in four states. As of March 31, 2026, the Company owned or had an equity interest in:

•	Seven office buildings and one industrial property (“Office/Industrial Properties”);

•	One retail building (“Retail Property”) with approximately 10,500 rentable square feet (unaudited); and

•

75 model home residential properties (“Model Homes” or “Model Home Properties”), all of which are owned by two affiliated limited partnerships and one wholly-owned corporation, all of which we control. As of  March 31, 2026, all of the model homes in Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP, Dubose Model Home Investors #204, LP, and Dubose Model Home Investors #206, LP had been sold.

A summary of the properties owned by the Company, including their lease intangibles, as of March 31, 2026 and  December 31, 2025 is as follows:

	Date		Real estate assets and lease intangibles, net
Property Name	Acquired	Location	March 31, 2026	December 31, 2025
Genesis Plaza (1)	August 2010	San Diego, CA	$7,154,860	$7,274,600
Dakota Center (2)	May 2011	Fargo, ND	—	4,861,267
Grand Pacific Center	March 2014	Bismarck, ND	7,991,440	8,082,202
Arapahoe Center	December 2014	Centennial, CO	8,752,279	8,874,198
West Fargo Industrial	August 2015	Fargo, ND	6,355,397	6,404,774
300 N.P.	August 2015	Fargo, ND	1,925,488	1,949,040
One Park Center	August 2015	Westminster, CO	5,637,002	5,740,065
Shea Center II (3)	December 2015	Highlands Ranch, CO	15,978,009	16,249,498
Mandolin (4)	August 2021	Houston, TX	4,485,923	4,508,851
Baltimore	December 2021	Baltimore, MD	7,960,570	8,016,747
Commercial properties			66,240,968	71,961,242
Model Home properties (5)	2019 - 2025	AZ, TN, TX, AL	34,253,639	36,688,462
Total real estate assets and lease intangibles, net			$100,494,606	$108,649,704

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

(2)	The non-recourse loan on the Dakota Center property matured on July 6, 2024. During December 2024, the lender agreed to the broker the Company would use to sell the property to settle the non-recourse debt. During July 2025, the lender approved a purchase offer from a third party for $5,125,000. On January 14, 2026, the Company completed the disposition of the Dakota Center property securing nonrecourse mortgage debt that had been in default. The lender controlled and approved the disposition process and accepted the proceeds from the sale in full satisfaction of the outstanding debt obligation. The Company recognized a gain on disposition of approximately $3.5 million, consisting primarily of the extinguishment of nonrecourse debt obligations and derecognition of the related net liabilities associated with the property
(3)

During January 2026, the Company received notice that the Company's failure to repay in full by January 5, 2026 the indebtedness related to the loan agreement governing Shea Center II had triggered a default event. On February 13, 2026, the Company received notification that the Shea Center II property governed by the non-recourse loan agreement was moved into receivership and the lender has started the foreclosure process. The foreclosure sale and public auction is scheduled for June 17, 2026. The lender holds approximately $2.4 million in restricted cash, some of which is being utilized by the receiver to operate the property.  Additionally, during the three months ended March 31, 2026 and 2025, Shea Center II was listed as held for sale, related to the foreclosure sale and impaired approximately $0.4 million.

(4)

A portion of the proceeds from the sale of Highland Court were used in like-kind exchange transactions pursued under Section 1031 of the Code for the acquisition of our Mandolin property. Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary, NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.

(5)

Includes Model Homes listed as held for sale as of March 31, 2026 and December 31, 2025. During the three months ended March 31, 2026, we recorded an impairment charge for model homes totaling $524,373, which reflects the estimated sales prices for these specific model homes. The short hold period, less than two years, and the builder changing their model style after we purchased the homes, contributed to the lower-than-expected sales price.

For the three months ended March 31, 2026 and 2025, depreciation expense totaled approximately $0.9 million and $1.1 million, respectively.

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	March 31, 2026			December 31, 2025
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$932,175	$(931,029)	$1,146	$2,377,414	$(2,375,580)	$1,834
Leasing costs	468,427	(467,006)	1,421	1,090,384	(1,088,114)	2,270
	$1,400,602	$(1,398,035)	$2,567	$3,467,798	$(3,463,694)	$4,104

At  March 31, 2026 and  December 31, 2025, there were no gross lease intangible assets and accumulated amortization related to the lease intangible assets included in real estate assets held for sale.

The net value of acquired intangible liabilities was approximately $2,073 and $3,316 relating to below-market leases at  March 31, 2026 and  December 31, 2025, respectively.

Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

Years ending December 31:
2026	$2,567
2027	—
Total	$2,567

6. OTHER ASSETS

Other assets consist of the following:

	March 31,	December 31,
	2026	2025
Deferred rent receivable	$1,419,694	$1,591,206
Prepaid expenses, deposits and other	269,770	477,738
Notes receivable	316,374	316,374
Accounts receivable, net	476,920	391,281
Deferred offering costs	287,666	279,603
Right-of-use assets, net	33,117	39,468
Total other assets	$2,803,541	$3,095,670

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following:

	Principal as of
	March 31,	December 31,	Loan	Interest
Mortgage note property	2026	2025	Type	Rate (1)	Maturity
Dakota Center (2)	$-	$8,739,687	Fixed	4.74%	7/6/2024
Arapahoe Service Center	8,634,969	8,670,000	Fixed	6.75%	12/5/2029
One Park Centre	6,096,528	6,096,528	Fixed	6.83%	9/1/2030
Genesis Plaza	6,220,513	6,235,986	Fixed	7.07%	9/1/2029
Shea Center II (3)	16,353,296	16,353,296	Fixed	4.92%	1/5/2026
West Fargo Industrial	5,750,000	5,750,000	Fixed	7.14%	7/6/2029
Grand Pacific Center	6,329,102	6,360,819	Fixed	6.35%	5/10/2033
Baltimore	5,670,000	5,670,000	Fixed	4.67%	4/6/2032
Mandolin	3,422,936	3,440,873	Fixed	4.35%	4/20/2029
Subtotal, Presidio Property Trust, Inc. Properties	$58,477,344	$67,317,189
Model Home mortgage notes (4)	23,929,551	25,604,494	Fixed	5.76% - 8.00%	2026 - 2030
Mortgage Notes Payable	$82,406,895	$92,921,683
Unamortized loan costs	(773,328)	(847,316)
Mortgage Notes Payable, net	$81,633,567	$92,074,367

(1)	Interest rates as of March 31, 2026.
(2)

The non-recourse loan on the Dakota Center property matured on July 6, 2024. During December 2024, the lender agreed to the broker the Company would use to sell the property to settle the non-recourse debt. During July 2025, the lender approved a purchase offer from a third party for $5,125,000. On  January 14, 2026, the Company completed the disposition of Dakota Center property securing nonrecourse mortgage debt that had been in default. The lender controlled and approved the disposition process and accepted the proceeds from the sale in full satisfaction of the outstanding debt obligation. The Company recognized a gain on disposition of approximately $3.5 million, consisting primarily of the extinguishment of nonrecourse debt obligations and derecognition of the related net liabilities associated with the property

(3)

During January 2026, the Company received notice that the Company's failure to repay in full by January 5, 2026 the indebtedness related to the loan agreement governing Shea Center II had triggered a default event. On February 13, 2026, the Company received notification that the Shea Center II property governed by the non-recourse loan agreement was moved into receivership and the lender has started the foreclosure process. The foreclosure sale and public auction is scheduled for June 17, 2026. The lender holds approximately $2.4 million in restricted cash, some of which is being utilized by the receiver to operate the property.

(4)

As of March 31, 2026, there were four model homes included as real estate assets held for sale. Our model homes have stand-alone mortgage notes at interest rates ranging from 5.76% to 8.0% per annum as of  March 31, 2026.

The loan agreement between NetREIT Model, Homes, Inc. (“NRMH”) and its Lender has a covenant for a Fixed Charge Coverage Ratio (“FCCR”) as defined for NRMH as of any date that equals (a) the sum of (i) EBITDA for the period ended as of such date minus (ii) distributions for the period ended as of such date divided by (b) the sum of (i) principal payments paid for the period ended as of such date plus (ii) interest expense for period ended as of such date. The FCCR is to be no less than 1.10 to 1.00, tested at the end of each fiscal quarter. As of March 31, 2026, NRMH was in compliance with this covenant. The Company and standalone subsidiaries have other various quarterly and annual reporting requirements to the individual property lenders and the Company is in compliance with all material conditions and covenants on those mortgage notes payable as of March 31, 2026, with the exception for Dakota Center's loan maturity.

Scheduled principal payments of mortgage notes payable were as follows as of March 31, 2026:

	Commercial	Model
	Properties	Homes	Total Principal
Years ending December 31:	Notes Payable	Notes Payable	Payments
2026	$16,676,442	$3,768,272	$20,444,714
2027	463,715	1,963,237	2,426,952
2028	454,843	7,325,172	7,780,015
2029	23,497,306	5,503,504	29,000,810
2030	5,812,792	5,369,366	11,182,158
Thereafter	11,572,246	—	11,572,246
Total	$58,477,344	$23,929,551	$82,406,895

The Shea Center II non-recourse loan totaling $16,353,296 was due in January 2026 and is included in the 2026 total for Commercial Properties Notes Payable listed above.

8. NOTES PAYABLE

On April 22, 2020, the Company received an Economic Injury Disaster Loan of $10,000 from the Small Business Administration ("SBA") to provide economic relief during the COVID-19 pandemic. This loan advance is not required to be repaid, has no stipulations on use, and has been recorded as fees and other income in the consolidated statements of operations during fiscal 2020. On August 17, 2020, we received an additional Economic Injury Disaster Loan ("EIDL") of $150,000, for which principal and interest payments are deferred for twelve months from the date of issuance, and interest accrues at 3.75% per year. The loan matures on August 17, 2050. We have used the funds for general corporate purposes to alleviate economic damage caused by the COVID-19 pandemic, which economic injury included abating or deferring rent to certain tenants (primarily retail tenants). As of March 31, 2026 and December 31, 2025, the principal balance on the SBA loan was approximately $139,797 and $140,674, respectively.

9. INVESTMENT IN CONDUIT PHARMACEUTICALS

Sponsorship of Special Purpose Acquisition Company. As of December 31, 2024, the Company, through our wholly-owned subsidiary Murphy Canyon Acquisition Sponsor, LLC (the "Sponsor"), owned 2,944,514 shares ("CDT") of Conduit, a publicly traded company, 709,000 public common stock warrants ("CDTTW") and 540,000 of Conduit private warrants, with a combined value of approximately $3,900. On January 22, 2025, Conduit filed a certificate of amendment to the Company’s Second Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effectuate a 1-for-100 reverse stock split (the “Conduit Reverse Stock Split”) of the outstanding shares of Conduit’s common stock. The Conduit Reverse Stock Split became effective on January 24, 2025 at 5:00 p.m., Eastern Time (the “Effective Time”) and the new CDT shares began trading on The Nasdaq Global Market on a split-adjusted basis on January 27, 2025 at market open under the existing ticker symbol, “CDT.” As of the Effective Time, every 100 shares of the Conduit's issued and outstanding common stock was combined into one share of common stock. After the Conduit Reverse Stock Split, our remaining shares of CDT totaled 29,445, with the fractional shares being paid out in cash, totaling $0.63. During May 2025, the Company sold all the remaining shares of CDT common stock for $13,990.

As of March 31, 2026, we held 709,000 public common stock warrants of CDTTW, and 540,000 private common stock warrants, with a combined value of approximately $5,885. Conduit's public common stock warrants (CDTTW) and Private CDT Warrants presented on the consolidated balance sheets were measured at fair value using Level 1 and Level 3 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.

10. COMMITMENTS AND CONTINGENCIES

The Company is obligated under certain tenant leases to fund tenant improvements and the expansion of the underlying leased properties. As of March 31, 2026 , we committed approximately $0.3 million for  capital expenditures, some of which may be covered by restricted cash, on existing properties net of any construction financing, through December 31, 2026.

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

Dividends:

Holders of shares of the Series D Preferred Stock are entitled to receive cumulative cash dividends at a rate of 9.375% per annum of the $25.00 per share liquidation preference (equivalent to $2.34375 per annum per share). Dividends are payable monthly on the 15th day of each month (each, a "Dividend Payment Date"), provided that if any Dividend Payment Date is not a business day, then the dividend that would otherwise have been payable on that Dividend Payment Date may be paid on the next succeeding business day without adjustment in the amount of the dividend.  If the Company’s Board of Directors does not declare a dividend in a given period, an accrual is not recorded on the balance sheet. However, undeclared preferred stock dividends are reflected in earnings per share as discussed in ASC 260-10-45-11. Preferred stock dividends that are not declared accumulate and are added to the liquidation preference as of the scheduled payment date for the respective series of the preferred stock

Voting Rights:

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

In accordance with the terms of the Series D Preferred Stock, the Series D monthly dividend has been approved by the Board of Directors through December 31, 2025 in the amount of $0.19531 per share payable on the 15th of every month to stockholders of record of Series D Preferred Stock as of the last day of the prior month. No dividends were declared or accrued for the Series D Preferred stockholders during the three months ended March 31, 2026, during the three months ended March 31, 2025, dividends paid to Series D Preferred stockholders totaled approximately $0.6 million.

Common Stock. As of March 31, 2026, Mr. Heilbron beneficially owned approximately 15.3% of our outstanding shares of common stock, as set forth in the amendment to Schedule 13D filed on May 8th, 2026.

The Company is authorized to issue up to 100,000,000 shares of Series A Common Stock, 1,000 shares of Series B Common Stock, and 9,000,000 shares of Series C Common Stock (collectively, the "Common Stock") each with $0.01 par value per share. Each class of Common Stock has identical rights, preferences, terms, and conditions except that the holders of Series B Common Stock are not entitled to receive any portion of Company assets in the event of the Company's liquidation. No shares of Series B or Series C Common Stock have been issued. Each share of Common Stock entitles the holder to one vote. Shares of our Common Stock are not subject to redemption and do not have any preference, conversion, exchange, or preemptive rights. The Company's charter contains restrictions on the ownership and transfer of the Common Stock that prevents one person from owning more than 9.8% of the outstanding shares of common stock. The Board of Directors granted our Chief Executive Officer, Jack Heilbron, and Chief Investment Officer, Gary Katz, an exception to the 9.8% ownership limit and established an excepted holder limit permitting each of Jack Heilbron and Gary Katz to beneficially or constructively own up to 19% of the outstanding shares of our common stock, including warrants, subject to compliance with Article VII of the Company’s charter.

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

Stock Repurchase Program. While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently. In December 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which the Board of Directors did not renew in December 2025. During the year ended December 31, 2025, we repurchased 16,080 shares of our Series A Common Stock, with an average price of $4.79 per share, including a commission of $0.025 per share, for a total cost of $77,092 for the Series A Common Stock. This does not include the shares repurchased in the fixed price self-tender offer (the "Tender Offer") during April- May 2025. During the year ended December 31, 2025, the Company repurchased 23,346 shares of our Series D Preferred Stock at an average price of approximately $14.76 per share, including a commission of $0.035 per share, for a total cost of $344,503 for the Series D Preferred Stock. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost. There were no repurchases of Series A Common Stock or Series D Preferred Stock during three months ended March 31, 2026 as there were no repurchase plans in place.

Cash Dividends on Common Stock and Preferred Stock. For the three months ended March 31, 2026, the Company did not declare a cash dividend on shares of Series A Common Stock. As of January 28, 2026, the Board of Directors has suspended the Company’s monthly dividend on its Series D Preferred Stock commencing with the January 2026 monthly dividend that would have been paid on February 15, 2026. In accordance with the terms of the Series D Preferred Stock, the unpaid monthly dividends will continue to accrue at $0.19531 per share each month. Under the guidance of ASC 260-10-45-11, if the Company's Board of Directors do not declare a dividend in a given period, an accrual is not recorded on the balance sheet, however; undeclared preferred stock dividends are reflected in earnings per share. Preferred stock dividends that are not declared accumulate and are added to the liquidation preference as of the scheduled payment date for the respective series of the preferred stock. The Board and the Company intend to reassess, on a quarterly basis, when accrued dividends on the Series D Preferred Stock may be paid and when the monthly dividend payments can be reinstated. The Company has not decided when it will resume dividends to our common stockholders on a quarterly basis. As of March 31, 2026 and December 31, 2025, the cumulative preferred dividends in arrears on the Series D preferred stock was $0.6 million and $0, respectively. The following is a summary of distributions declared per share of our Series D Preferred Stock for the three months ended March 31, 2026 and 2025.

Series D Preferred Stock

Month	2026	2025
	Distributions Declared	Distributions Declared
January	$—	$0.19531
February	—	0.19531
March	—	0.19531
Total	$—	$0.58593

Partnership Interests. Through the Company, its subsidiaries, and its partnerships, we own 8 commercial properties in fee interest, two of which we own partial interests in through our holdings in various affiliates in which we serve as general partner, member and/or manager. Each of the limited partnerships is referred to as a "DownREIT." In each DownREIT, we have the right, through put and call options, to require our co-investors to exchange their interests for shares of our Common Stock at a stated price after a defined period (generally five years from the date they first invested in the entity's real property), the occurrence of a specified event or a combination thereof. The Company is a limited partner in five partnerships and sole stockholder in one corporation, which entities purchase and leaseback model homes from homebuilders.

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

A summary of the activity for the Company's restricted stock was as follows:

Outstanding shares:	Common Shares	Weighted-Average Grant Date Fair Value

Balance at December 31, 2025	104,108	$8.79
Granted in January 2026	23,411	$3.69
Balance at March 31, 2026	127,519	$7.87

The non-vested restricted shares outstanding as of March 31, 2026, will vest over the next one to three years. As of  March 31, 2026, there were approximately 23,411 shares available to grant under the Company's 2017 Incentive Award Plan. Share-based compensation expense was approximately $0.2 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, future unrecognized stock compensation related to unvested shares totaled approximately $0.8 million.

13. SEGMENTS

The Company’s reportable segments consist of three types of real estate properties for which the Company’s chief operating decision maker (CODM), which is our Chief Executive Officer, has the final decision when allocating capital and personnel to the various segments, internally evaluate operating performance and financial results: Office/Industrial Properties, Model Home Properties and Retail Properties. The Company also has certain corporate-level activities including accounting, finance, legal administration, and management information systems which are not considered separate operating segments. There is no material inter-segment activity.

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

The following tables compare the Company’s segment activity and NOI and adjusted NOI for Model Home income to its results of operations and financial position as of and for the three months ended March 31, 2026 and 2025, respectively. The line items listed in the below NOI tables include the significant expense considered by the CODM for cash allocations on future investments. The Other Non-Segment & Consolidating Items represent corporate activity, the investment in Conduit, and other eliminating items for consolidation. The information for Corporate and Other are presented to reconcile back to the consolidated statement of operations, but is not considered a reportable segment. This includes the loss on Conduit marketable securities.

The following tables compare the Company's segment activity to its results of operations and financial position as of and for the three months ended March 31, 2026, and March 31, 2025:

	For the Three Months Ended March 31, 2026

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total
Revenues:
Rental income	$93,574	$2,670,580	$919,890	$—	$3,684,044
Fees and other income	-	82,800	5,534	422	88,756
Total revenue	93,574	2,753,380	925,424	422	3,772,800
Costs and expenses:
Rental operating costs	4,832	1,630,837	48,877	(140,105)	1,544,441
General and administrative	—	17,499	226,882	1,429,442	1,673,823
Depreciation and amortization	22,928	784,276	191,292	473	998,969
Impairment of goodwill and real estate assets	—	448,734	75,639	—	524,373
Total costs and expenses	27,760	2,881,346	542,690	1,289,810	4,741,606
Other income (expense):
Interest expense - mortgage notes	(43,117)	(1,543,083)	(462,558)	(1,316)	(2,050,074)
Interest and other income, net	—	—	9	5,140	5,149
Net loss in Conduit Pharmaceuticals marketable securities (see footnote 9)	—	—	—	1,985	1,985
Gain on sales of real estate, net	—	—	172,096	—	172,096
Gain on disposition of assets and liabilities, net	—	3,416,501	—	—	3,416,501
Income tax (expense) benefit	—	—	(15,657)	(2,400)	(18,057)
Total other income (expense), net	(43,117)	1,873,418	(306,110)	3,409	1,527,600
Net income (loss)	22,697	1,745,452	76,624	(1,285,979)	558,794
Less: Income attributable to noncontrolling interests	—	2,053	(119,938)	—	(117,885)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$22,697	$1,747,505	$(43,314)	$(1,285,979)	$440,909

	For the Three Months Ended March 31, 2025

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total
Revenues:
Rental income	$262,878	$2,854,030	$915,521	$—	$4,032,429
Fees and other income	400	62,362	(1,754)	31,747	92,755
Total revenue	263,278	2,916,392	913,767	31,747	4,125,184
Costs and expenses:
Rental operating costs	100,568	1,618,365	48,157	(154,448)	1,612,642
General and administrative	—	16,850	229,961	1,415,167	1,661,978
Depreciation and amortization	31,689	999,169	212,012	1,234	1,244,104
Impairment of goodwill and real estate assets	—	—	26,943	—	26,943
Total costs and expenses	132,257	2,634,384	517,073	1,261,953	4,545,667
Other income (expense):
Interest expense - mortgage notes	(158,097)	(891,330)	(459,710)	(1,333)	(1,510,470)
Interest and other income, net	—	—	8	5,141	5,149
Net gain in Conduit Pharmaceuticals marketable securities (see footnote 9)	—	—	—	(176,658)	(176,658)
Gain on sales of real estate, net	4,213,068	—	240,900	—	4,453,968
Income tax (expense) benefit	—	—	(22,171)	47,580	25,409
Total other income (expense), net	4,054,971	(891,330)	(240,973)	(125,270)	2,797,398
Net income (loss)	4,185,992	(609,322)	155,721	(1,355,476)	2,376,915
Less: Income attributable to noncontrolling interests	—	(17,959)	(93,604)	—	(111,563)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$4,185,992	$(627,281)	$62,117	$(1,355,476)	$2,265,352

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

The CODM reviews on a regular basis the GAAP performance of each segment, including the significant segment expenses reported for GAAP shown in the table below. Our significant segment expenses include consolidated expense categories presented in our consolidated statements of operations, as well as rental operating costs. This information is provided to the CODM and factors into the CODM’s decision making for company-wide strategy. The following tables compare the Company’s segment activity and to its results of GAAP operations and financial position for the three months ended March 31, 2026 and 2025, respectively. The information for Corporate and Other are presented to reconcile back to the consolidated statement of operations, but is not considered a reportable segment as noted above.

	For the Three Months Ended March 31, 2026

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total

Rental revenue	$93,574	$2,234,494	$919,890	$—	$3,247,958
Recovery revenue	-	436,086	—	—	436,086
Other operating revenue	-	82,800	5,534	422	88,756
Total revenues	93,574	2,753,380	925,424	422	3,772,800

Rental operating costs	4,832	1,630,837	48,877	(140,105)	1,544,441
Net Operating Income (NOI)	88,742	1,122,543	876,547	140,527	2,228,359

Gain on Sale - Model Homes	—	—	172,096	—	172,096
Impairment of Model Homes	—	—	(75,639)	—	(75,639)

Adjusted NOI	$88,742	$1,122,543	$973,004	$140,527	$2,324,816

	For the Three Months Ended March 31, 2025

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total

Rental revenue	$206,439	$2,467,551	$915,521	$—	$3,589,511
Recovery revenue	56,439	386,479	—	—	442,918
Other operating revenue	400	62,362	(1,754)	31,747	92,755
Total revenues	263,278	2,916,392	913,767	31,747	4,125,184

Rental operating costs	100,568	1,618,365	48,157	(154,448)	1,612,642
Net Operating Income (NOI)	162,710	1,298,027	865,610	186,195	2,512,542

Gain on Sale - Model Home	—	—	240,899	—	240,899
Impairment of Model Homes	—	—	(26,943)	—	(26,943)

Adjusted NOI	$162,710	$1,298,027	$1,079,566	$186,195	$2,726,498

	March 31,	December 31,
Assets by Reportable Segment:	2026	2025
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$61,748,416	$67,445,290
Total assets (2)	$69,016,593	$68,980,087
Model Home Properties:
Land, buildings and improvements, net (1)	$34,253,639	$36,688,462
Total assets (2)	$34,519,643	$37,301,777
Retail Properties:
Land, buildings and improvements, net (1)	$4,485,923	$4,508,851
Total assets (2)	$4,652,651	$4,669,852
Reconciliation to Total Assets:
Total assets for reportable segments	$108,188,887	$110,951,716
Corporate and other assets:
Cash, cash equivalents and restricted cash	116,685	173,621
Other assets, net	2,941,203	10,927,537
Total Assets	$111,246,775	$122,052,874

(1)	Includes lease intangibles.

(2)

Includes land, buildings and improvements, cash, cash equivalents, and restricted cash, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	For the Three Months Ended March 31,
Capital Expenditures by Reportable Segment	2026	2025
Office/Industrial Properties:
Capital expenditures and tenant improvements, office	$66,807	$360,708
Model Home Properties:
Acquisition of operating properties, model home	—	4,270,192
Retail Properties:
Acquisition of operating properties	—	—
Capital expenditures and tenant improvements, retail	—	—
Totals:
Acquisition of operating properties, net	—	4,270,192
Capital expenditures and tenant improvements	66,807	360,708
Total real estate investments	$66,807	$4,630,900

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

During the three months ended March 31, 2026 and 2025, we recorded a current income tax provision(benefit) of $18,057 and $(25,409) related to activities of our taxable REIT subsidiaries. There was a $223,388 income tax asset related to the operating activities of our TRS entities as of March 31, 2026 and  December 31, 2025, respectively.

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

15. RELATED PARTY

During the three months ended March 31, 2026 and three months ended March 31, 2025, the Company leased portions of its corporate headquarters to Puppy Toes, Inc., a company owned by the Chief Executive Officer and his wife, and to Centurion Counsel, Inc., which is owned by Puppy Toes, Inc. Rent billed to these entities from the Company totaled $3,479 and $3,378 for three months ended March 31, 2026 and 2025, respectively.

Additionally, we received full payroll reimbursement for employee services provided to Centurion Counsel, Inc. and Puppy Toes, Inc. during the three months ended March 31, 2026 and 2025, which totaled approximately $3,944 and $23,640 respectively. These reimbursements were at cost and were not marked up or discounted. As of March 31, 2026 and December 31, 2025, we had reimbursement receivable balances of approximately $1,163 and $1,524 which were paid in full during January 2025 and January 2026, respectively.

For the three months ended March 31, 2026 and 2025, the Company paid a family member of the Board of Directors $20,403 and $16,280, respectively. For the three months ended March 31, 2026, these payments were a combination of consulting payments totaling $12,500, and distributions and return of capital in his trust’s investments in Dubose Model Home Investors #203, LP, Dubose Model Home Investors #204, LP, Dubose Model Home Investors #205, LP, Dubose Model Home Investors #206, LP and Dubose Model Home Investors #207, LP, totaling $7,903. For the three months ended March 31, 2025, these payments were a combination of consulting payments totaling $12,500, and distributions and return of capital in his trust’s investments in Dubose Model Home Investors #205, LP, and Dubose Model Home Investors #207, LP, totaling $3,780. We also recognized payments made to the Company's Chief Executive Officer, for his investment in Dubose Model Home Investors #207, LP. These payments were a combination of distributions and capital returns from DMH#207 LP. For the three months ended March 31, 2026 and 2025, the payments were $370 and $390, respectively.

16. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than those disclosed below.

As of April 24, 2026, the Company amended its agreement with Origin Bank (the lender) through its partnership with Dubose Model Home Investors #207, LP. The terms of the new amendment decrease the floor interest rate by 1.5 percentage points from its original value while requiring that the Company and DMH#207 LP maintain liquid assets of $200,000 on a quarterly basis, starting March 31, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our 2025 year end Annual Report.

We may refer to the three months ended March 31, 2026 and March 31, 2025, as the "2026 Quarter" and the "2025 Quarter," respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," or "potential" and/or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and also of which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this 10-Q and our 2025 year end Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 27, 2026. Additional factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to, the risks associated with the ownership of real estate in general and our real estate assets in particular; the economic health of the metro regions where we conduct business; the risk of failure to enter into/and or complete contemplated acquisitions and dispositions, within the price ranges anticipated and on the terms and timing anticipated; changes in the composition of our portfolio; fluctuations in interest rates; reductions in or actual or threatened changes to the timing of federal government spending; the risks related to the use of third-party providers and joint venture partners; the ability to control our operating expenses; the economic health of our tenants; the supply of competing properties; shifts away from brick and mortar stores to e-commerce; the availability and terms of financing and capital and the general volatility of securities markets; compliance with applicable laws, including those concerning the environment and access by persons with disabilities; terrorist attacks or actions and/or risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions; weather conditions, natural disasters and pandemics; ability to maintain key personnel; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2025 year end Annual Report. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

OVERVIEW

The Company operates as an internally managed, diversified REIT, with primary holdings in office, industrial, retail, and triple-net leased model home properties. In October 2017, we changed our name from "NetREIT, Inc." to "Presidio Property Trust, Inc." The Company acquires, owns, and manages a geographically diversified portfolio of real estate assets, including office, industrial, retail and model home residential properties leased to homebuilders located in the United States. As of March 31, 2026, the Company owned or had an equity interest in:

•	Seven office buildings and one industrial property ("Office/Industrial Properties"), which total approximately 638,620 rentable square feet;

•	One retail building (“Retail Property”) with approximately 10,500 rentable square feet; and

•

75 model home residential properties ("Model Homes" or "Model Home Properties"), totaling approximately 223,260 square feet, leased back on a triple-net basis to homebuilders that are owned by four affiliated limited partnerships and one wholly-owned corporation, all of which we control.

We own three commercial properties located in Colorado, three in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are located in four states. While geographical clustering of real estate enables us to reduce our operating costs through economies of scale by servicing several properties with less staff, it makes us susceptible to changing market conditions in these discrete geographic areas. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year or has been operating for three years.

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

SIGNIFICANT TRANSACTIONS IN 2026 AND 2025

Acquisitions during the three months ended March 31, 2026

•	The Company acquired no model homes or commercial properties.

Acquisitions during the three months ended March 31, 2025

•	The Company acquired 12 model homes for approximately $4.3 million. The purchase price was paid through cash payments of approximately $3.0 million and mortgage notes of approximately $1.3 million.

Dispositions during the three months ended March 31, 2026

•	On January 14, 2026, the Company sold one commercial property, Dakota Center, to a single buyer for approximately $4.7 million, net of selling costs, and recognized a net gain on the disposition of the assets and liabilities of approximately $3.4 million.

•	The Company sold 5 model homes for approximately $2.3 million, net of sales costs, and recognized a gain of approximately $0.2 million.

Dispositions during the three months ended March 31, 2025

•	On February 6, 2025, the Company sold two commercial properties, Union Town Center and Research Parkway, to a single buyer for approximately $15.9 million, net of selling costs, and recognized a net gain of approximately $4.5 million net of closing costs

•	The Company sold 6 model homes for approximately $2.8 million, net of sales costs, and recognized a gain of approximately $0.2 million.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as previously disclosed in our 2025 year-end Annual Report.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED March 31, 2026 and 2025

Revenues. Total revenues were approximately $3.8 million for the three months ended March 31, 2026, compared to approximately $4.1 million for the same period in 2025. As of March 31, 2026, we had approximately $100.5 million in net real estate assets including 75 model homes, compared to approximately $117.4 million in net real estate assets, including 84 model homes at March 31, 2025. The average number of model homes held during the three months ended March 31, 2026 and 2025 was approximately 78 and 81, respectively. The change in revenue is directly related to the decrease in commercial real estate rental income during the current period from the sale of Dakota Center.

Rental Operating Costs. Rental operating costs totaled approximately $1.5 million for the three months ended March 31, 2026, compared to approximately $1.6 million for the same period in 2025. Rental operating costs as a percentage of total revenue was approximately 35% and 39% for the three months ended March 31, 2026 and 2025, respectively.

General and Administrative Expenses. G&A expenses for the three months ended March 31, 2026 and 2025 totaled approximately $1.7 million and $1.7 million, respectively. G&A expenses as a percentage of total revenue was 44.4% and 40.3% for the three months ended March 31, 2026 and 2025, respectively. G&A expenses for the three months ended March 31, 2026 remained constant compared to the same period ending in 2025; however, the Company is actively looking to reduce G&A expenses during the year. There has been a reduction of employee headcount during the first quarter of 2026 with more expected this year. Starting in April 2026, the Chief Executive Officer has agreed to a voluntary 5% reduction in his annual salary. Additionally, the Board of Directors have approved the reduction by one Director starting in June 2026, which will provide additional G&A savings.

Depreciation and Amortization. Depreciation and amortization expense was approximately $1.0 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in depreciation and amortization expense is directly related to the decrease in commercial real estate rental income during the current period, from the sale of Dakota Center and the placement of Shea Center into receivership and listed as held for sale.

Asset Impairments. We review the carrying value of each of our real estate properties regularly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three months ended March 31, 2026 and 2025, we recognized non-cash impairment charges of approximately $524,373 and $26,943, respectively.  Approximately $0.4 million of the impairment charge for the three months ended March 31, 2026 and 2025, was related to the Shea Center II.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges was approximately $2.1 million for the three months ended March 31, 2026, compared to approximately $1.5 million for the same period in 2025. The weighted average interest rate on our outstanding debt was 6.29% and 5.83% as of March 31, 2026 and 2025, respectively. Mortgage notes payable totaled approximately $82.4 million and $94.4 million as of March 31, 2026 and 2025, respectively. While mortgage interest expenses increased over the three months ended March 31, 2026 and 2025, approximately $0.7 million of the interest expense attributed to the three months ended March 31, 2026 was related to one-time charge for the default interest on the loan for Dakota Center. Management expects future interest expenses to continue to decrease going forward for the year ended 2026.  Additionally, during the three months ended March 31, 2026, we recorded defaulted interest expense of approximately $0.1 million related to the Shea Center II loan.

Gain (Loss) on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2026 and 2025" above for further detail.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the three months ended March 31, 2026 and 2025 totaled approximately $0.1 million and $0.1 million, respectively. This was directly related to the gain on sales of model homes held by our affiliated limited partnerships.

Loss on Conduit remeasurement. As of March 31, 2026, we held 709,000 public common stock warrants of CDTTW, and 540,000 private common stock warrants, with a combined value of approximately $5,885. Conduit's public common stock warrants (CDTTW) and Private CDT Warrants presented on the consolidated balance sheets were measured at fair value using Level 1 and Level 3 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.

	% of Gross Revenue for the three months ended March 31,
Segment	2026	2025
Office/Industrial	73.0%	70.6%
Model Home	24.5%	22.2%
Retail	2.5%	6.4%
Other Non-Segment & Consolidating Items	0.0%	0.8%

	% of Total Real Estate Assets as of
Segment	March 31, 2026	December 31, 2025
Office/Industrial	61.4%	62.1%
Model Home	34.1%	33.8%
Retail	4.5%	4.1%

The following table shows a list of our commercial properties owned by the Company grouped by state and geographic region as of March 31, 2026:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	1	57,807	8.9%	$1,362,123	14.4%
Colorado	3	269,502	41.5%	4,286,922	45.3%
Maryland	1	31,752	4.9%	753,721	8.0%
North Dakota	3	279,559	43.1%	2,696,307	28.5%
Texas	1	10,500	1.6%	356,537	3.8%
Total	9	649,120	100.0%	$9,455,610	100.0%

The following table shows a list of our Model Home properties by state and geographic region as of March 31, 2026:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate of Aggregate % Annual Rent
Alabama	10	23,835	10.7%	$61,032	1.9%
Arizona	1	3,474	1.5%	$41,508	1.2%
Tennessee	2	5,534	2.5%	$2,271,504	69.3%
Texas	62	190,417	85.3%	$903,900	27.6%
Total	75	223,260	100.0%	$3,277,944	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings from our model home lines of credit, and the sale of our equity or issuance of debt securities or bonds. Our cash and restricted cash at March 31, 2026 was approximately $5.2 million. Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. We also are actively seeking model home investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders. Future principal payments due on mortgage notes payable, during the last three months of 2026 and in the year ending December 31, 2026 total approximately $20.4 million and $2.4 million, respectively, of which $3.8 million in 2025 and $2.0 million in 2026 are related to model home properties. The non-recourse loan for Shea Center matured on January 5, 2026. On January 14, 2026 the Dakota Center property sold to an unrelated third-party for approximately $4.7 million, net of selling costs. The lender received approximately $4.3 million from the sale of the property, which was applied to settle the net loan balance of approximately $8.9 million. The Company was not responsible for the remaining balance on this non-recourse loan, and the transaction resulted in a net gain of approximately $3.4 million. No other commercial property loans mature during 2026.

On January 21, 2026, the Company and NetREIT SC II, LLC, a subsidiary of the Company (the “Borrower” or "Shea Center"), received a notice (the “Default Notice”) from Wells Fargo Bank, National Association (the “Lender”) alleging that the Borrower’s failure to repay in full by January 5, 2026 the indebtedness owed under that certain promissory note dated as of December 24, 2015 issued to The Bancorp Bank (the “Original Lender”) in the original principal amount of $17,727,500 (the “Note”), the related loan agreement, dated as of December 24, 2015 by and between Borrower and the Original Lender (the “Loan Agreement”) and other related agreements (together with the Note and the Loan Agreement, the “Loan Documents”), constituted an event of default under the Loan Documents.
As a result of the alleged event of default, the entire unpaid amounts shall bear interest at the default interest rate equal to the lesser of (i) the maximum rate permitted by applicable law, or (ii) 5% above the original interest rate of 4.92% per annum.

In addition, the Lender has the right to foreclose or partially foreclose certain real and personal property that the Borrower had pledged as security for the Note located in Douglas County, Colorado, known as the “Shea Center II” (the “Property”). The Default Notice further states that the Lender revoked the Borrower’s license under the Loan Documents to receive, collect and make use of rents, profits and income from the Property.

On February 13, 2026, in connection with an ex parte motion brought by the Lender, the Borrower entered into a stipulation with the Lender to appoint Trigild IVL (the “Receiver”) as receiver over the Property and for the entry of an Order for Appointment of Receiver (the “Order”). Pursuant to the Order, the Borrower, and certain defendant parties, which included the Company (the “Borrower Parties”) were enjoined and restrained from collecting any rents or fees from or incident to the Property and from interfering with the Property. The Borrower Parties agreed to turn over to the Receiver all sums in existence as of the date of entry of the Order that are related or pertain to, or are derived from, the Property. In addition, the Receiver was given possession of the Property and has full power and authority to operate, manage, and preserve the Property.

In the case of our non-recourse loan for Shea Center II, our obligation will be settled through the foreclosure process with the lender.

While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. In December 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which the Board of Directors did not renew in December 2025. During the year ended December 31, 2025, we repurchased 16,080 shares of our Series A Common Stock, with an average price of $4.79 per share, including a commission of $0.025 per share, for a total cost of $77,092 for the Series A Common Stock. This does not include the shares repurchased in the fixed price self-tender offer (the "Tender Offer") during April-May 2025. During the year ended December 31, 2025, the Company repurchased 23,346 shares of our Series D Preferred Stock at an average price of approximately $14.76 per share, including a commission of $0.035 per share, for a total cost of $344,503 for the Series D Preferred Stock. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost. There were no repurchases of Series A Common Stock or Series D Preferred Stock during three months ended March 31, 2026 as there were no repurchase plans in place.

There can be no assurance that the Company will refinance loans, take out additional financing or that capital will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans, reduce certain discretionary spending or even sell properties, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. We believe that cash on hand, cash flow from our existing portfolio, distributions from joint ventures in Model Home Partnerships and property sales during 2025 and 2026 will be sufficient to fund our operating costs, planned capital expenditures and required dividends for at least the next twelve months. If our cash flow from operating activities is not sufficient to fund our short-term liquidity needs, we plan to fund a portion of these needs from additional borrowings of secured or unsecured indebtedness, from real estate sales, issuance of debt instruments, additional investors, or we may reduce or suspend the rate of dividends to our stockholders.

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

For the three months ended March 31, 2026, the Company did not declare a cash dividend on shares of Series A Common Stock. For the three months ended March 31, 2026, the Company did not declare and did not pay dividends on shares of Series D Preferred Stock. As of January 28, 2026, the Board of Directors has suspended the Company’s monthly dividend on its Series D Preferred Stock commencing with the January 2026 monthly dividend that would have been paid on February 15, 2026. Since the Company’s Board of Directors did not declare a dividend during the three months ended March 31, 2026, an accrual was not recorded on the balance sheet. However, undeclared preferred stock dividends are reflected in earnings per share as discussed in ASC 260-10-45-11. In accordance with the terms of the Series D Preferred Stock, Preferred stock dividends that are not declared accumulate and are added to the liquidation preference as of the scheduled payment date for the respective series of the preferred stock. No interest, or sum of money in lieu of interest, is payable in respect of any dividend payments on the Series D Preferred Stock that are in arrears. As of March 31, 2026 and December 31, 2025, the cumulative preferred dividends in arrears on the Series D preferred stock was $0.6 million and $0, respectively.

The Board and the Company intend to reassess, on a quarterly basis, when accrued dividends on the Series D Preferred Stock may be paid and when the monthly dividend payments can be reinstated. Under the guidance of ASC 260-10-45-11, if the Company's Board of Directors do not declare a dividend in a given period, an accrual is not recorded on the balance sheet, however; undeclared preferred stock dividends are reflected in earnings per share. Preferred stock dividends that are not declared accumulate and are added to the liquidation preference as of the scheduled payment date for the respective series of the preferred stock. Cash permitting, the Company intends to continue to pay dividends on a monthly basis to holders of our Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future dividends. The Company has not decided when it will resume dividends to our common stockholders on a quarterly basis. As of March 31, 2026 and December 31, 2025, the cumulative preferred dividends in arrears on the Series D preferred stock was $0.6 million and $0, respectively.

Series D Preferred Stock:

Month	2026	2025
	Distributions Declared	Distributions Declared
January	$—	$0.19531
February	—	0.19531
March	—	0.19531
Total	$—	$0.58593

Cash Equivalents and Restricted Cash

At March 31, 2026 and December 31, 2025, we had approximately $5.2 million and $7.4 million in cash equivalents, respectively, including $3.6 million and $5.7 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts, short-term bonds and cash held in bank accounts at third-party institutions. During 2026 and 2025, we did not experience any loss or lack of access to our cash or cash equivalents. Including any cash committed to current capital expenditures on our properties, the Company may spend approximately $0.6 million on capital expenditures, net of any construction financing (some of which is held in deposits reserve accounts by our lenders) during the rest of the year. We intend to use the remainder of our existing cash and cash equivalents for asset/property acquisitions, reduction of principal debt, general corporate purposes, common stock repurchases (if market conditions are met), or dividends to our stockholders.

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

Secured Debt

As of March 31, 2026, all our commercial properties, except 300 N.P. which has no debt, had fixed-rate mortgage notes payable in the aggregate principal amount of  $58.5 million, collateralized by a total of seven commercial properties with loan terms at issuance ranging from 5 to 10 years. The weighted-average interest rate on these mortgage notes payable as of March 31, 2026, was approximately 5.78%, and our debt to estimated market value for our commercial properties was approximately  72.0%. During the next 12 months, none of our commercial property loans will mature. The non-recourse loan on the Dakota Center property matured on July 6, 2024; during
July 2025, the lender approved a purchase offer from a third party for $5,125,000, and as of January 14, 2026, Dakota Center had sold for a value of $5,125,000. During January 2026, the Company received notice that the Company's failure to repay in full by January 5, 2026 the indebtedness related to the loan agreement governing Shea Center II had triggered a default event. On February 13, 2026 the Company received notification that the Shea Center II property governed by the loan agreement was moved into receivership. The foreclosure sale and public auction is scheduled for June 17, 2026.

As of March 31, 2026, the Company had fixed-rate mortgage notes payable related to model homes in the aggregate principal amount of $23.9 million, collateralized by a total of 75 Model Homes. These loans generally have a term at issuance of three to five years. As of March 31, 2026, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $323,577 and 7.13%, respectively. Our debt to estimated market value on all our model home properties is approximately 59.0%. We have been able to refinance maturing mortgages to extend maturity dates and we have not experienced any notable difficulties financing our acquisitions. The Company anticipates that any new mortgages used to acquire commercial properties or model homes in the near future will be at rates higher than our currently weighted average interest rate.

Cash Flow for the three months ended March 31, 2026, and March 31, 2025

Operating Activities: Net cash used in operating activities for the three months ended March 31, 2026, totaled approximately $1.0 million, as compared to cash used in operating activities of $0.1 million for the three months ended March 31, 2025. The change in net cash used in operating activities is primarily due to the sale of Dakota Center, combined with other changes in net income, which fluctuates due to new leases, leasing renewals, tenant move outs and model home sales and acquisitions, as well as changes in non-cash addbacks or subtractions such as straight-line rent, are the primary drivers of the increase in cash used in operating activities.

Investing Activities: Net cash provided by investing activities for the three months ended March 31, 2026, was approximately $6.9 million compared to approximately $13.6 million used in investing activities during the same period in 2025. The change from each period was primarily related to the sale of our commercial properties in February 2025 for approximately $4.7 million, net of selling costs, and the sale of model home properties for approximately $7.4 million during the three months ended March 31, 2026. There were no similar commercial property sales during the three months ended March 31, 2025, however, model home sales during the three months ended March 31, 2025 totaled approximately $22.3 million. Cash used in real estate acquisition and capital improvement totaled approximately $0.2 million, for the three months ended March 31, 2026 compared to $4.8 million for the same period in 2025.

We currently project that we could spend up to $0.6 million (some of which is held in deposits reserve accounts by our lenders) on capital improvements, tenant improvements and leasing costs for properties within our portfolio during the next 12 months. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to the properties. We may spend more on capital expenditures in the future due to rising construction costs. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Financing Activities: Net cash used in financing activities during the three months ended March 31, 2026, was $8.2 million compared to $9.5 million provided by financing activities for the same period in 2025 and was primarily due to the following activities for the three months ended March 31, 2026:

•	Repayment of mortgage notes payable totaled approximately $7.7 million for the three months ended March 31, 2026.

•	Distributions to noncontrolling interest of approximately $0.3 million for the three months ended March 31, 2026.

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

Common Stock Warrants:

If all the potential Common Stock Warrants outstanding at March 31, 2026, were exercised at the price of $12 per share, gross proceeds to us would be approximately $2.4 million and we would as a result issue an additional 200,000 shares of common stock.

Placement Agent Warrants:

If all the potential Placement Agent Warrants outstanding at March 31, 2026, were exercised at the price of $62.50 per share, gross proceeds to us would be approximately $0.5 million and we would as a result issue an additional 8,000 shares of common stock.

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

Series A Warrants:

If all the potential Series A Warrants outstanding at March 31, 2026, were exercised at the price of $70.00 per share, gross proceeds to us would be approximately $101.2 million and we would as a result issue an additional 1,445,007 shares of common stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Repurchase Program. While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently. In December 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which the Board of Directors did not renew in December 2025. During the year ended December 31, 2025, we repurchased 16,080 shares of our Series A Common Stock, with an average price of $4.79 per share, including a commission of $0.025 per share, for a total cost of $77,092 for the Series A Common Stock. This does not include the shares repurchased in the fixed price self-tender offer (the "Tender Offer") during April-May 2025. During the year ended December 31, 2025, the Company repurchased 23,346 shares of our Series D Preferred Stock at an average price of approximately $14.76 per share, including a commission of $0.035 per share, for a total cost of $344,503 for the Series D Preferred Stock. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost. There were no repurchases of Series A Common Stock or Series D Preferred Stock during three months ended March 31, 2026 as there were no repurchase plans in place.

Item 3. Defaults Upon Senior Securities.

During January 2026, the Company received notice that the Company's failure to repay in full by January 5, 2026 the indebtedness related to the loan agreement governing Shea Center II had triggered a default event. On February 13, 2026, the Company received notification that the Shea Center II property governed by the non-recourse loan agreement was moved into receivership and the lender has started the foreclosure process. The foreclosure sale and public auction is scheduled for June 17, 2026. The lender holds approximately $2.4 million in restricted cash, some of which is being utilized by the receiver to operate the property.  Additionally, during the three months ended March 31, 2026 and 2025, Shea Center II was listed as held for sale, related to the foreclosure sale and impaired approximately $0.4 million.

As of January 28, 2026, the Board of Directors has suspended the Company’s monthly dividend on its Series D Preferred Stock commencing with the January 2026 monthly dividend that would have been paid on February 15, 2026. Since the Company’s Board of Directors did not declare a dividend during the three months ended March 31, 2026, an accrual was not recorded on the balance sheet. However, undeclared preferred stock dividends are reflected in earnings per share as discussed in ASC 260-10-45-11. In accordance with the terms of the Series D Preferred Stock, Preferred stock dividends that are not declared accumulate and are added to the liquidation preference as of the scheduled payment date for the respective series of the preferred stock. No interest, or sum of money in lieu of interest, is payable in respect of any dividend payments on the Series D Preferred Stock that are in arrears. As of March 31, 2026 and December 31, 2025, the cumulative preferred dividends in arrears on the Series D preferred stock was $0.6 million and $0, respectively.

The Board and the Company intend to reassess, on a quarterly basis, when accrued dividends on the Series D Preferred Stock may be paid and when the monthly dividend payments can be reinstated. The Company has not decided when it will resume dividends to our common stockholders on a quarterly basis. As of the date of filing this quarterly report, $0.8 million in dividends are in arrears.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2026.

31.2

Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2026.

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

Date: May 15, 2026	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

	By:	/s/ Ed Bentzen
	Name:	Ed Bentzen
	Title:	Chief Financial Officer