Form 10-Q
period 2026-06-30
Presidio Property Trust, Inc.
filed 2026-08-13
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

At August 13, 2026, registrant had issued and outstanding 1,434,432 shares of its Series A Common Stock, $0.01 par value per share.

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$13,084,921	$16,390,250
Buildings and improvements	80,149,146	101,878,107
Tenant improvements	11,468,013	17,645,103
Lease intangibles	1,400,602	3,467,798
Real estate assets and lease intangibles held for investment, cost	106,102,682	139,381,258
Accumulated depreciation and amortization	(26,883,028)	(37,536,809)
Real estate assets and lease intangibles held for investment, net	79,219,654	101,844,449
Real estate assets held for sale, net	15,792,645	6,805,255
Real estate assets, net	95,012,299	108,649,704
Other assets:
Cash, cash equivalents and restricted cash	5,902,592	7,422,359
Deferred leasing costs, net	1,175,189	1,340,853
Goodwill	1,317,000	1,317,000
Investment in Conduit Pharmaceuticals marketable securities (see Notes 2 & 9)	11,628	3,900
Deferred tax asset	223,388	223,388
Other assets, net (see Note 6)	3,016,660	3,095,670
Total other assets	11,646,457	13,403,170
TOTAL ASSETS (1)	$106,658,756	$122,052,874
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$61,844,459	$81,936,586
Mortgage notes payable related to real estate assets held for sale, net	18,297,471	10,137,781
Mortgage notes payable, total net	80,141,930	92,074,367
Accounts payable and accrued liabilities	3,286,757	3,302,187
Accrued real estate taxes	1,777,995	1,785,029
Dividends payable	—	190,220
Lease liability, net	27,317	40,108
Below-market leases, net	829	3,316
Total liabilities	85,234,828	97,395,227

Commitments and contingencies (see Note 10)
Equity:
Series D Preferred Stock, $0.01 par value per share; 1,000,000 shares authorized; 973,736 shares issued and outstanding (liquidation preference $25.00 per share) as of June 30, 2026 and as of December 31, 2025	9,737	9,737
Series A Common Stock, $0.01 par value per share, shares authorized: 100,000,000; 1,316,939 shares and 1,314,159 shares were issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	13,169	13,142
Additional paid-in capital	187,145,891	186,762,388
Dividends and accumulated losses	(173,315,519)	(169,945,302)
Total stockholders' equity before noncontrolling interest	13,853,278	16,839,965
Noncontrolling interest	7,570,650	7,817,682
Total equity	21,423,928	24,657,647
TOTAL LIABILITIES AND EQUITY	$106,658,756	$122,052,874

(1) As of June 30, 2026 and December 31, 2025, includes approximately $7.2 million and $8.6 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities.

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rental income	$3,756,368	$4,281,753	$7,440,412	$8,314,182
Fees and other income	58,707	96,987	147,463	189,743
Total revenue	3,815,075	4,378,740	7,587,875	8,503,925
Costs and expenses:
Rental operating costs	1,258,664	1,462,605	2,803,105	3,075,248
General and administrative	1,341,297	1,223,658	3,015,120	2,885,634
Depreciation and amortization	898,710	1,211,691	1,897,679	2,455,796
Impairment of goodwill and real estate assets	2,978,150	4,317,389	3,502,523	4,344,332
Total costs and expenses	6,476,821	8,215,343	11,218,427	12,761,010
Other income (expense):
Interest expense - mortgage notes	(1,151,932)	(1,477,870)	(3,202,006)	(2,988,341)
Net gain (loss) in Conduit Pharmaceuticals marketable securities (see Note 9)	5,743	(7,802)	7,728	(184,459)
Interest and other income, net	5,206	5,206	10,355	10,354
Gain on sales of real estate, net	(21,997)	323,359	150,099	4,777,327
Gain on disposition of assets and liabilities, net	—	—	3,416,501	—
Income tax (expense) benefit	(26,630)	(53,910)	(44,687)	(28,501)
Total other income (expense), net	(1,189,610)	(1,211,017)	337,990	1,586,380
Net loss	(3,851,356)	(5,047,620)	(3,292,562)	(2,670,705)
Less: (Income) loss attributable to noncontrolling interests	40,230	(228,905)	(77,655)	(340,468)
Net loss attributable to Presidio Property Trust, Inc. stockholders	$(3,811,126)	$(5,276,525)	$(3,370,217)	$(3,011,173)
Less: Series D Preferred Stock declared dividends	—	(574,096)	—	(1,153,671)
Less: Series D Preferred Stock undeclared dividends in arrears	(570,541)	—	(1,141,082)	—
Net loss attributable to Presidio Property Trust, Inc. common stockholders	$(4,381,667)	$(5,850,621)	$(4,511,299)	$(4,164,844)

Net loss per share attributable to Presidio Property Trust, Inc. common stockholders:
Basic & Diluted	$(3.33)	$(5.13)	$(3.43)	$(3.42)

Weighted average number of common shares outstanding - basic & dilutive	1,315,656	1,139,437	1,314,912	1,217,332

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the six months ended June 30, 2026 and 2025

(Unaudited)

					Additional	Dividends and	Total	Non-
	Series D Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2025	973,736	$9,737	1,314,159	$13,142	$186,762,388	$(169,945,302)	$16,839,965	$7,817,682	$24,657,647
Net income	—	—	—	—	—	440,909	440,909	117,885	558,794
Distributions	—	—	—	—	—	—	—	(253,852)	(253,852)
Restricted stock-based compensation	—	—	—	—	191,634	—	191,634	—	191,634
Balance, March 31, 2026	973,736	$9,737	1,314,159	$13,142	$186,954,022	$(169,504,393)	$17,472,508	$7,681,715	$25,154,223
Net (loss) income	—	—	—	—	—	(3,811,126)	(3,811,126)	(40,230)	(3,851,356)
Distributions	—	—	—	—	—	—	—	(70,835)	(70,835)
Restricted stock-based compensation	—	—	—	—	191,896	—	191,896	—	191,896
Vesting of Restricted Series A Common Stock	—	—	2,780	27	(27)	—	—	—	—
Balance, June 30, 2026	973,736	$9,737	1,316,939	$13,169	$187,145,891	$(173,315,519)	$13,853,278	$7,570,650	$21,423,928

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the six months ended June 30, 2026 and 2025

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

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,292,562)	$(2,670,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,897,679	2,455,796
Stock compensation	383,530	544,376
Bad debt expense	10,433	—
Gain on sale of real estate assets, net	(150,099)	(4,777,327)
Gain on disposition of assets and liabilities, net	(3,416,501)	—
Net (gain) loss in Conduit Pharmaceuticals fair value marketable securities	(7,728)	184,459
Impairment of goodwill and real estate assets	3,502,523	4,344,332
Amortization of financing costs	111,195	137,749
Amortization of below-market leases	(2,487)	(2,266)
Straight-line rent adjustment	5,100	(27,948)
Changes in operating assets and liabilities:
Other assets	(28,165)	36,322
Accounts payable and accrued liabilities	1,146,771	(411,908)
Deferred leasing costs	(93,626)	14,052
Accrued real estate taxes	(41,224)	(839,159)
Net cash used in operating activities	24,839	(1,012,227)
Cash flows from investing activities:
Real estate acquisitions	—	(9,444,465)
Additions to buildings and tenant improvements	(459,117)	(741,071)
Proceeds from sale of marketable securities	—	13,990
Proceeds from sales of real estate, net	8,749,479	21,544,343
Net cash provided by investing activities	8,290,362	11,372,797
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	—	6,592,396
Payment of debt issuance costs	—	(247,882)
Repayment of mortgage notes payable	(9,270,409)	(14,014,678)
Payment of deferred offering costs	(49,652)	—
Distributions to noncontrolling interests	(324,687)	(433,804)
Repurchase of Series A Common Stock, at cost	—	(1,526,551)
Repurchase of Series D Preferred Stock, at cost	—	(327,787)
Dividends paid to Series D Preferred Stockholders	(190,220)	(1,153,671)
Net cash used in financing activities	(9,834,968)	(11,111,977)
Net decrease in cash equivalents and restricted cash	(1,519,767)	(751,407)
Cash, cash equivalents and restricted cash - beginning of period	7,422,359	8,036,496
Cash, cash equivalents and restricted cash - end of period	$5,902,592	$7,285,089
Supplemental disclosure of cash flow information:
Interest paid-mortgage notes payable	$3,222,606	$2,998,056
Income taxes paid	$57,000	$46,511
Non-cash investing activities:
Paid building and tenant improvements from prior year	$(361,261)	$(207,847)
Paid deferred offering costs from prior year	$6,589	$—
Non-cash financing activities:
Unpaid building and tenant improvements	$281,404	$176,307
Dividends payable - Series D Preferred Stock	$—	$190,393

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2026

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization. Presidio Property Trust, Inc. ("we", "our", "us" or the "Company") is an internally-managed real estate investment trust ("REIT"), with holdings in office, industrial, retail and model home properties. We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from "NetREIT, Inc." to "Presidio Property Trust, Inc." Through Presidio Property Trust, Inc., its subsidiaries, and its partnerships, we own  commercial properties in fee interest, two of which we own as a partial interest in various affiliates, in which we serve as general partner, member and/or manager, and a special purpose acquisition company (until deconsolidation in September 2023) as noted below.

The Company or one of its affiliates operates the following partnerships during the periods covered by these consolidated financial statements:

•	The Company is the sole general partner and limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), both of which, as of June 30, 2026, had ownership interests in an entity that owns income producing real estate. The Company refers to these entities collectively as the "NetREIT Partnerships".

•

The Company is the general and limited partner in two limited partnerships that purchase model homes and lease them back to homebuilders as commercial tenants (Dubose Model Home Investors #205, LP, and Dubose Model Home Investors #207, LP). The Company refers to these entities collectively as the "Model Home Partnerships". As of  June 30, 2026, Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP, Dubose Model Home Investors #204, LP, and Dubose Model Home Investors #206, LP had no remaining assets.

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

On August 7, 2026, the Company filed a Registration Statement on Form S-4 and a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission (the "SEC") with respect to a proposed offer (the "Exchange Offer") to exchange each validly tendered and accepted outstanding share of the Company's Series D Preferred Stock (the "Series D Preferred Stock") for five and one-half (5.5) newly issued shares of the Company's Common Stock (the "Exchange Ratio"), upon the terms and subject to the conditions described in the preliminary prospectus/offer to exchange included in such filings. As of the date of this Quarterly Report on Form 10-Q, the Registration Statement on Form S-4 has not been declared effective by the SEC, and the Exchange Offer has not yet commenced.

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

Short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of existing mortgages, completing tenant improvements on our commercial buildings, paying leasing commissions, distributions to noncontrolling interests, and funding dividends, if any, to stockholders. Future principal payments due on mortgage notes payable, during the last two quarters of 2026 and in the year ending  December 31, 2027 total approximately $19.3 million and $2.6 million, respectively, of which $2.7 million in 2026 and $2.2 million in 2027 are related to model home properties. See Note 7. Mortgage Notes Payable for additional information on the Shea Center II loan. Management expects certain model home properties can be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes can be refinanced, as the Company has historically been able to do in the past with all model home properties. Additional principal payments will be made with cash flows from ongoing operations.

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

Concentration. Concentration of credit risk with respect to tenant receivables is limited due to the large number of tenants comprising the Company’s rental revenue. We have three commercial properties located in Colorado, three in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are concentrated in Texas with a few model homes in Alabama, Tennessee and Arizona. We had one of our homebuilders account for approximately 15.82% and 16.49% of our total revenue for the three and six months ended June 30, 2026, respectively, and account for 49 out of 71 of our model home leases as of June 30, 2026.

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

Basis of Presentation. The accompanying consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position as of June 30, 2026 and  December 31, 2025, as well as results of our operations, and cash flows as of, and for the six months ended June 30, 2026 and 2025, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, due to real estate market fluctuations, available mortgage lending rates and other unknown factors. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 2025 year end Annual Report. The consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements included in the 2025 year end Annual Report.

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

The value attributable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents resulted in a net increase in rental income of approximately $1,244 and $2,487 for the three and six months ended June 30, 2026. Amortization of above and below-market rents resulted in a net increase in rental income of approximately $1,244 and $2,265 for the three and six months ended June 30, 2025, respectively.

The value of in-place leases and unamortized lease origination costs are amortized to expenses over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third-party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $1,540 and $3,080, respectively, for the three and six months ended June 30, 2026. Amortization expense related to these assets totaled approximately $4,382 and $8,763, respectively, for the three and six months ended June 30, 2025.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third-party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At June 30, 2026 and  December 31, 2025, the Company had net deferred leasing costs of approximately $1.2 million and $1.3 million, respectively. Total amortization expense for the three and six months ended June 30, 2026 was approximately $74,516 and $157,962, respectively. Total amortization expense for the three and six months ended June 30, 2025 totaled $82,657 and $217,433, respectively.

Cash, Cash Equivalents and Restricted Cash. At June 30, 2026 and December 31, 2025, we had approximately $5.9 million and $7.4 million in cash, cash equivalents and restricted cash, respectively, of which approximately $4.4 million and $5.7 million represented restricted cash, respectively. The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds and short-term bonds. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. Restricted cash consists of cash held in escrow by lenders pursuant to certain loan agreements, which are for payment of property taxes, insurance, leasing costs, future debt payments, and capital expenditures.

Real Estate Held for Sale and Discontinued Operations. We generally reclassify assets to "held for sale" when the disposition has been approved, it is available for immediate sale in its present condition, we are actively seeking a buyer, and the disposition is considered probable within one year. Additionally, real estate sold during the current period is classified as “real estate assets held for sale” for all prior periods presented in the accompanying consolidated financial statements. Mortgage notes payable related to the real estate sold during the current period are classified as “mortgage notes payable related to properties held for sale” for all prior periods presented in the accompanying consolidated financial statements. Additionally, we record the operating results related to real estate that has been disposed of as discontinued operations for all periods presented if the operations have been eliminated and represent a strategic shift and we will not have any significant continuing involvement in the operations of the property following the sale. As of June 30, 2026, six model homes and Shea Center II were classified as "held for sale."

Deferred Offering Costs. Deferred offering costs represent legal, accounting and other direct costs related to our offerings. As of June 30, 2026 and  December 31, 2025 we had deferred offering costs of approximately $322,666 and $279,603, respectively.

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

We review the carrying value of each of our real estate properties regularly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the  six months ended June 30, 2026 and 2025, we recognized non-cash impairment charges of approximately  $3.5 million and  $4.3 million, respectively, related to commercial properties and model homes. During the three months ended  June 30, 2026 and June 30, 2025, we recognized non-cash impairment charges of approximately  $3.0 million and  $4.3 million, respectively, related to commercial properties and model homes.

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

As of June 30, 2026, we did not hold any marketable securities, excluding our investments in common stock warrants of Conduit Pharmaceuticals, Inc. (“Conduit”). As of  December 31, 2025, we did not hold any marketable securities (excluding our investments in Conduit's common stock and common stock warrants). There were no financial liabilities measured at fair value as of June 30, 2026 and December 31, 2025.

As of  June 30, 2026 and December 31, 2025, the Private CDT Warrants fair value, using Level 3 inputs, was zero for both periods, and is included in the total Investment in Conduit Pharmaceuticals marketable securities on the consolidated balance sheets. Our investments in Conduit's public common stock warrants (CDTTW) presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, taking into account the adoption of ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $11,628 and $3,900 as of June 30, 2026 and December 31, 2025, respectively. The adjustments to the fair value of our investment in Conduit Pharmaceuticals marketable securities are recorded in net loss in Conduit Pharmaceuticals marketable securities on our consolidated statement of operations.

The following table presents as of  June 30, 2026 and December 31, 2025 the Company's assets subject to measurement at fair value on a nonrecurring basis:

	Fair Value Measurements as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Certain Real Estate assets	$—	$—	15,633,285	15,633,285
Total Assets	$—	$—	$15,633,285	$15,633,285

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Goodwill for NTR Property Management	$—	$—	$194,000	$194,000
Certain Real Estate assets	—	—	24,499,935	24,499,935
Total Assets	$—	$—	$24,693,935	$24,693,935

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Common Stock Warrants	200,000	200,000	200,000	200,000
Placement Agent Warrants	8,000	8,000	8,000	8,000
Series A Warrants	1,445,007	1,445,007	1,445,007	1,445,007
Unvested Common Stock Grants	117,493	208,498	117,493	208,498

Total potentially dilutive shares	1,770,500	1,861,505	1,770,500	1,861,505

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

3. RECENT REAL ESTATE TRANSACTIONS

Acquisitions during the six months ended June 30, 2026:

•	The Company acquired no model homes or commercial properties.

Acquisitions during the six months ended June 30, 2025:

•	The Company acquired 22 model homes for approximately $9.4 million. The purchase price was paid through cash payments of approximately $2.8 million and mortgage notes of approximately $6.6 million.

Dispositions during the six months ended June 30, 2026:

•	On January 14, 2026, the Company sold one commercial property, Dakota Center, to a single buyer for approximately $4.7 million, net of selling costs, and recognized a net gain on the disposition of the assets and liabilities of approximately $3.4 million.

•	The Company sold nine model homes for approximately $4.0 million net of sales costs, and recognized a gain of approximately $0.2 million.

Dispositions during the six months ended June 30, 2025:

•	The Company sold 13 model homes for approximately $5.9 million, net of sales costs, and recognized a gain of approximately $0.6 million.

•	On February 6, 2025 the Company sold two commercial properties, Union Town Center and Research Parkway, to a single buyer for approximately $15.9 million, net of selling costs, and recognized a net gain of approximately $4.5 million net of closing costs.

4. REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, retail, and triple-net leased model home properties. We have three commercial properties located in Colorado, three in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are located in four states. As of June 30, 2026, the Company owned or had an equity interest in:

•	Seven Office buildings and an industrial property (“Office/Industrial Properties”);

•	One retail building (“Retail Property”); and

•

71 Model home residential properties (“Model Homes” or “Model Home Properties”), all of which are owned by two affiliated limited partnerships and one wholly-owned corporation, all of which we control. As of  June 30, 2026, all of the model homes in Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP, Dubose Model Home Investors #204, LP, and Dubose Model Home Investors #206, LP had been sold.

A summary of the properties owned by the Company, including their lease intangibles, as of June 30, 2026 and  December 31, 2025 is as follows:

	Date		Real estate assets and lease intangibles, net
Property Name	Acquired	Location	June 30, 2026	December 31, 2025
Genesis Plaza (1)	August 2010	San Diego, CA	$7,040,879	$7,274,600
Dakota Center (2)	May 2011	Fargo, ND	—	4,861,267
Grand Pacific Center	March 2014	Bismarck, ND	7,862,567	8,082,202
Arapahoe Center	December 2014	Centennial, CO	8,654,592	8,874,198
West Fargo Industrial	August 2015	Fargo, ND	6,322,610	6,404,774
300 N.P.	August 2015	Fargo, ND	1,892,226	1,949,040
One Park Center	August 2015	Westminster, CO	5,541,909	5,740,065
Shea Center II (3)	December 2015	Highlands Ranch, CO	13,154,014	16,249,498
Mandolin (4)	August 2021	Houston, TX	4,462,995	4,508,851
Baltimore	December 2021	Baltimore, MD	7,904,393	8,016,747
Commercial properties			62,836,185	71,961,242
Model Home properties (5)	2019 - 2025	AZ, TN, TX, AL	32,176,114	36,688,462
Total real estate assets and lease intangibles, net			$95,012,299	$108,649,704

(1)

Genesis Plaza is owned by two tenants-in-common, NetREIT Genesis and NetREIT Genesis II, each of which own 57% and 43%, respectively, and we beneficially own an aggregate of 92.0%, based on our ownership of each entity. We have 100% ownership of NetREIT Genesis and 81.5% ownership of NetREIT Genesis II, and we have control of both entities. During July 2024, the Company completed a minority ownership conversion option as result of a death in a noncontrolling trust within NetREIT Genesis II. The Company issued the trust 86,232 shares of SQFT Series A Common Stock in exchange for their 36.4% ownership in NetREIT Genesis II, as per the original exchange agreement.

(2)	The non-recourse loan on the Dakota Center property matured on July 6, 2024. During December 2024, the lender agreed to the broker the Company would use to sell the property to settle the non-recourse debt. During July 2025, the lender approved a purchase offer from a third party for $5,125,000. On January 14, 2026, the Company completed the disposition of the Dakota Center property securing nonrecourse mortgage debt that had been in default. The lender controlled and approved the disposition process and accepted the proceeds from the sale in full satisfaction of the outstanding debt obligation. The Company recognized a gain on disposition of approximately $3.4 million, consisting primarily of the extinguishment of nonrecourse debt obligations and derecognition of the related net liabilities associated with the property.
(3)

During January 2026, the Company received notice that the Company's failure to repay in full by January 5, 2026 the indebtedness related to the loan agreement governing Shea Center II had triggered a default event. On February 13, 2026, the Company received notification that the Shea Center II property governed by the non-recourse loan agreement was moved into receivership and the lender has started the foreclosure process. The foreclosure sale and public auction was scheduled for July 1, 2026. The lender holds approximately $2.4 million in restricted cash, some of which is being utilized by the receiver to operate the property.  Additionally, during the three and six months ended June 30, 2026 and 2025, Shea Center II was listed as held for sale, related to the foreclosure sale and impaired approximately $0.4 million. The foreclosure sale took place on July 1, 2026, with the property going to Argentic Services Company LP, who acquired the property by placing a minimum credit bid valued at $12.0 million, and no cash consideration was exchanged.

(4)

A portion of the proceeds from the sale of Highland Court were used in like-kind exchange transactions pursued under Section 1031 of the Code for the acquisition of our Mandolin property. Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary, NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.

(5)

Includes Model Homes listed as held for sale as of June 30, 2026 and December 31, 2025. During the three and six months ended June 30, 2026, we recorded an impairment charge for model homes totaling approximately $0.1 million and $0.2 million, which reflects the estimated sales prices for these specific model homes. The short hold period, less than two years, and the builder changing their model style after we purchased the homes, contributed to the lower-than-expected sales price.

For the six months ended June 30, 2026 and 2025, depreciation expense totaled approximately $1.7 million and $2.2 million, respectively.  For the three months ended  June 30, 2026 and June 30, 2025, depreciation expense totaled approximately $0.8 million and $1.2 million, respectively.

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	June 30, 2026			December 31, 2025
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$932,175	$(931,717)	$459	$2,377,414	$(2,375,580)	$1,834
Leasing costs	468,427	(467,859)	568	1,090,384	(1,088,114)	2,270
	$1,400,602	$(1,399,575)	$1,027	$3,467,798	$(3,463,694)	$4,104

At  June 30, 2026 and  December 31, 2025, there were gross lease intangible assets and accumulated amortization related to the lease intangible assets included in real estate assets held for sale as of June 30, 2026.  The following table below summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset related to Shea Center II.

	June 30, 2026			December 31, 2025
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$1,445,239	$(1,445,239)	$—	$—	$—	$—
Leasing costs	621,957	(621,957)	—	—	—	—
	$2,067,196	$(2,067,196)	$—	$—	$—	$—

The net value of acquired intangible liabilities was approximately $829 and $3,316 relating to below-market leases at  June 30, 2026 and  December 31, 2025, respectively.

Future aggregate approximate amortization expense for the Company's lease intangible assets is as follows:

Years ending December 31:
2026	$1,027
2027	—
Total	$1,027

6. OTHER ASSETS

Other assets consist of the following:

	June 30,	December 31,
	2026	2025
Deferred rent receivable	$1,417,073	$1,591,206
Prepaid expenses, deposits and other	312,609	477,738
Accounts receivable, net	621,261	391,281
Notes receivable	316,374	316,374
Deferred offering costs	322,666	279,603
Right-of-use assets, net	26,677	39,468
Total other assets	$3,016,660	$3,095,670

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following:

	Principal as of
	June 30,	December 31,	Loan	Interest
Mortgage note property	2026	2025	Type	Rate (1)	Maturity
Dakota Center (2)	$-	$8,739,687	Fixed	4.74%	7/6/2024
Arapahoe Service Center	8,602,574	8,670,000	Fixed	6.75%	12/5/2029
One Park Centre	6,074,378	6,096,528	Fixed	6.83%	9/1/2030
Genesis Plaza	6,207,197	6,235,986	Fixed	7.07%	9/1/2029
Shea Center II (3)	16,353,296	16,353,296	Fixed	4.92%	1/5/2026
West Fargo Industrial	5,750,000	5,750,000	Fixed	7.14%	7/6/2029
Grand Pacific Center	6,299,068	6,360,819	Fixed	6.35%	5/10/2033
Baltimore	5,670,000	5,670,000	Fixed	4.67%	4/6/2032
Mandolin	3,405,624	3,440,873	Fixed	4.35%	4/20/2029
Subtotal, Presidio Property Trust, Inc. Properties	$58,362,137	$67,317,189
Model Home mortgage notes (4)	22,495,913	25,604,494	Fixed	5.76% - 8.00%	2026 - 2030
Mortgage Notes Payable	$80,858,050	$92,921,683
Unamortized loan costs	(716,120)	(847,316)
Mortgage Notes Payable, net	$80,141,930	$92,074,367

(1)	Interest rates as of June 30, 2026.
(2)

The non-recourse loan on the Dakota Center property matured on July 6, 2024. During December 2024, the lender agreed to the broker the Company would use to sell the property to settle the non-recourse debt. During July 2025, the lender approved a purchase offer from a third party for $5,125,000. On  January 14, 2026, the Company completed the disposition of Dakota Center property securing nonrecourse mortgage debt that had been in default. The lender controlled and approved the disposition process and accepted the proceeds from the sale in full satisfaction of the outstanding debt obligation. The Company recognized a gain on disposition of approximately $3.4 million, consisting primarily of the extinguishment of nonrecourse debt obligations and derecognition of the related net liabilities associated with the property.

(3)

During January 2026, the Company received notice that the Company's failure to repay in full by January 5, 2026 the indebtedness related to the loan agreement governing Shea Center II had triggered a default event. On February 13, 2026, the Company received notification that the Shea Center II property governed by the non-recourse loan agreement was moved into receivership and the lender has started the foreclosure process.  The foreclosure sale took place on July 1, 2026, with the property going to Argentic Services Company LP, who acquired the property by placing a minimum credit bid valued at $12.0 million, and no cash consideration was exchanged. The lender holds approximately $2.4 million in restricted cash, some of which is being utilized by the receiver to operate the property.  Please see Note 16 Subsequent Events for additional information.

(4)

As of June 30, 2026, there were 6 model homes included as real estate assets held for sale. Our model homes have stand-alone mortgage notes at interest rates ranging from 5.92% to 8.00% per annum as of   June 30, 2026.

The loan agreement between NetREIT Model, Homes, Inc. (“NRMH”) and its Lender has a covenant for a Fixed Charge Coverage Ratio (“FCCR”) as defined for NRMH as of any date that equals (a) the sum of (i) EBITDA for the period ended as of such date minus (ii) distributions for the period ended as of such date divided by (b) the sum of (i) principal payments paid for the period ended as of such date plus (ii) interest expense for period ended as of such date. The FCCR is to be no less than 1.10 to 1.00, tested at the end of each fiscal quarter. As of June 30, 2026, NRMH was in compliance with this covenant. The Company and standalone subsidiaries have other various quarterly and annual reporting requirements to the individual property lenders and the Company is in compliance with all material conditions and covenants on those mortgage notes payable as of June 30, 2026, with the exception for Shea Center II's loan maturity.

As of April 24, 2026, the Company amended its agreement with Origin Bank (the lender) through its partnership with Dubose Model Home Investors #207, LP. The terms of the new amendment decrease the floor interest rate by 1.5 percentage points from its original value while requiring that the Company and DMH#207 LP maintain liquid assets of $200,000 on a quarterly basis, starting June 30, 2026.

Scheduled principal payments of mortgage notes payable were as follows as of June 30, 2026:

	Commercial	Model
	Properties	Homes	Total Principal
Years ending December 31:	Notes Payable	Notes Payable	Payments
2026 (1)	$16,571,973	$2,705,025	$19,276,998
2027	463,715	2,158,521	2,622,236
2028	454,843	6,780,085	7,234,928
2029	23,498,247	5,322,460	28,820,707
2030	5,812,731	5,529,822	11,342,553
Thereafter	11,560,628	—	11,560,628
Total	$58,362,137	$22,495,913	$80,858,050

(1) The Shea Center II non-recourse loan totaling $16,353,296 was due in January 2026 and is included in the 2026 total for Commercial Properties Notes Payable listed above.

8. NOTES PAYABLE

On April 22, 2020, the Company received an Economic Injury Disaster Loan of $10,000 from the Small Business Administration ("SBA") to provide economic relief during the COVID-19 pandemic. This loan advance is not required to be repaid, has no stipulations on use, and has been recorded as fees and other income in the consolidated statements of operations during fiscal 2020. On August 17, 2020, we received an additional Economic Injury Disaster Loan ("EIDL") of $150,000, for which principal and interest payments are deferred for twelve months from the date of issuance, and interest accrues at 3.75% per year. The loan matures on August 17, 2050. We have used the funds for general corporate purposes to alleviate economic damage caused by the COVID-19 pandemic, which economic injury included abating or deferring rent to certain tenants (primarily retail tenants). As of June 30, 2026 and December 31, 2025, the principal balance on the SBA loan was approximately $138,883 and $140,674, respectively.

9. INVESTMENT IN CONDUIT PHARMACEUTICALS

Sponsorship of Special Purpose Acquisition Company. As of December 31, 2024, the Company, through our wholly-owned subsidiary Murphy Canyon Acquisition Sponsor, LLC (the "Sponsor"), owned 2,944,514 shares ("CDT") of Conduit, a publicly traded company, 709,000 public common stock warrants ("CDTTW") and 540,000 of Conduit private warrants, with a combined value of approximately $206,177. On January 22, 2025, Conduit filed a certificate of amendment to the Company’s Second Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effectuate a 1-for-100 reverse stock split (the “Conduit Reverse Stock Split”) of the outstanding shares of Conduit’s common stock. The Conduit Reverse Stock Split became effective on January 24, 2025 at 5:00 p.m., Eastern Time (the “Effective Time”) and the new CDT shares began trading on The Nasdaq Global Market on a split-adjusted basis on January 27, 2025 at market open under the existing ticker symbol, “CDT.” As of the Effective Time, every 100 shares of the Conduit's issued and outstanding common stock was combined into one share of common stock. After the Conduit Reverse Stock Split, our remaining shares of CDT totaled 29,445, with the fractional shares being paid out in cash, totaling $0.63. During May 2025, the Company sold all the remaining shares of CDT common stock for $13,990.

As of June 30, 2026, we held 709,000 public common stock warrants of CDTTW, and 540,000 private common stock warrants, with a combined value of approximately $11,628. Conduit's public common stock warrants (CDTTW) and Private CDT Warrants presented on the consolidated balance sheets were measured at fair value using Level 1 and Level 3 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.

10. COMMITMENTS AND CONTINGENCIES

The Company is obligated under certain tenant leases to fund tenant improvements and the expansion of the underlying leased properties. As of June 30, 2026 , we committed approximately $1.6 million for  capital expenditures, some of which may be covered by restricted cash, on existing properties net of any construction financing, through December 31, 2026.

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

In accordance with the terms of the Series D Preferred Stock, the Series D monthly dividend had been approved by the Board of Directors through December 31, 2025 in the amount of $0.19531 per share payable on the 15th of every month to stockholders of record of Series D Preferred Stock as of the last day of the prior month. As of January 28, 2026, the Board of Directors has suspended the Company’s monthly dividend on its Series D Preferred Stock commencing with the January 2026 monthly dividend that would have been paid on February 15, 2026. No dividends were declared or accrued for the Series D Preferred stockholders during the six months ended June 30, 2026. During the three and six months ended June 30, 2025, dividends paid to Series D Preferred stockholders totaled approximately $0.6 million and $1.2 million, respectively.

Common Stock. As of June 30, 2026, Mr. Heilbron beneficially owned approximately 15.3% of our outstanding shares of common stock, as set forth in the amendment to Schedule 13D filed on May 8th, 2026.

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

Genesis Plaza is owned by two tenants-in-common, NetREIT Genesis and NetREIT Genesis II, each of which own 57% and 43%, respectively, and we beneficially own an aggregate of 92.0%, based on our ownership of each entity. We have 100% ownership of NetREIT Genesis and 81.5% ownership of NetREIT Genesis II, and we have control of both entities. During July, 2024, the Company completed a minority ownership conversion option as result of a death in a noncontrolling trust within NetREIT Genesis II. The Company issued the trust 86,232 shares of SQFT Series A Common Stock in exchange for their 36.4% ownership in NetREIT Genesis II, as per the original exchange agreement at $9.30 per share.

Stock Repurchase Program. While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently. In December 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which the Board of Directors did not renew in December 2025. During the year ended December 31, 2025, we repurchased 16,080 shares of our Series A Common Stock, with an average price of $4.79 per share, including a commission of $0.025 per share, for a total cost of $77,092 for the Series A Common Stock. This does not include the shares repurchased in the fixed price self-tender offer (the "Tender Offer") during April- May 2025. During the year ended December 31, 2025, the Company repurchased 23,346 shares of our Series D Preferred Stock at an average price of approximately $14.76 per share, including a commission of $0.035 per share, for a total cost of $344,503 for the Series D Preferred Stock. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost. There were no repurchases of Series A Common Stock or Series D Preferred Stock during six months ended June 30, 2026 as there were no repurchase plans in place.

Cash Dividends on Common Stock and Preferred Stock. For the six months ended June 30, 2026, the Company did not declare a cash dividend on shares of Series A Common Stock. As of January 28, 2026, the Board of Directors has suspended the Company’s monthly dividend on its Series D Preferred Stock commencing with the January 2026 monthly dividend that would have been paid on February 15, 2026. In accordance with the terms of the Series D Preferred Stock, the unpaid monthly dividends will continue to accrue at $0.19531 per share each month. Under the guidance of ASC 260-10-45-11, if the Company's Board of Directors does not declare a dividend in a given period, an accrual is not recorded on the balance sheet, however; undeclared preferred stock dividends are reflected in earnings per share. Preferred stock dividends that are not declared accumulate and are added to the liquidation preference as of the scheduled payment date for the respective series of the preferred stock. The Board and the Company intend to reassess, on a quarterly basis, when accrued dividends on the Series D Preferred Stock may be paid and when the monthly dividend payments can be reinstated. The Company has not decided when it will resume dividends to our common stockholders on a quarterly basis. As of June 30, 2026 and December 31, 2025, the cumulative preferred dividends in arrears on the Series D preferred stock was approximately $1.1 million and $0, respectively. The accrued monthly dividend as of December 31, 2025, totaling $190,220 was paid on January 1, 2026. The following is a summary of distributions declared per share of our Series D Preferred Stock for the six months ended June 30, 2026 and 2025.  The accrued monthly dividend as of December 31, 2025, totaling $190,220 was paid on January 1, 2026.

Series D Preferred Stock

Month	2026	2025
	Distributions Declared	Distributions Declared
January	$—	$0.19531
February	—	0.19531
March	—	0.19531
April	—	0.19531
May	—	0.19531
June	—	0.19531
Total	$—	$1.17186

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

During our Annual Meeting of Stockholders, held on  June 2, 2026, the Company's 2017 Incentive Award Plan was amended to increase the available shares for issuance from 450,000 to 550,000 and add an evergreen provision to, on April 1st and October 1st of each year, automatically increase the maximum number of shares of common stock available under the plan to 15% of the Company's outstanding shares of common stock, if on such date 550,000 (as adjusted for any reverse splits) is less than 15% of the Company's then-outstanding shares of common stock.

A summary of the activity for the Company's restricted stock was as follows:

Outstanding shares:	Common Shares	Weighted-Average Grant Date Fair Value

Balance at December 31, 2025	104,108	$8.79
Granted	23,411	$3.69
Forfeited	(7,246)	$7.31
Vested	(2,780)	$6.45
Balance at June 30, 2026	117,493	$7.92

The non-vested restricted shares outstanding as of June 30, 2026, will vest over the next one to three years. As of  June 30, 2026, there were approximately 23,411 shares available to grant under the Company's 2017 Incentive Award Plan. Share-based compensation expense was approximately $0.2 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, future unrecognized stock compensation related to unvested shares totaled approximately $0.5 million.

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

The CODM evaluates the performance of our segments based upon an internal net operating income (“NOI”), which is a non-GAAP supplemental financial measure on a quarterly basis as disclosed in the 10-Qs and 10-Ks. We believe that NOI is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount. The Company defines NOI for its segments as operating revenues (rental income, tenant reimbursements, parking income, and other operating income, net of provision for bad debt) less rental operating costs (property operating expenses, real estate taxes, insurance, utilities, repairs and maintenance, and asset management fees) excluding interest expense. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non-property income & expenses, depreciation & amortization, real estate acquisition fees & expenses, non-cash impairments and corporate general & administrative expenses. Quarterly, the Company reviews and tests for non-cash impairments, as required by GAAP, on all our properties (i.e., Office/Industrial Properties, Retail Properties, and Model Home Properties); however, the CODM does not consider those non-cash impairments when evaluating the segment’s cash operations and NOI.

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

The following tables compare the Company’s segment activity and NOI and adjusted NOI for Model Home income to its results of operations and financial position as of and for the six months ended June 30, 2026 and 2025, respectively. The line items listed in the below NOI tables include the significant expense considered by the CODM for cash allocations on future investments. The Other Non-Segment & Consolidating Items represent corporate activity, the investment in Conduit, and other eliminating items for consolidation. The information for Corporate and Other are presented to reconcile back to the consolidated statement of operations, but is not considered a reportable segment. This includes the loss on Conduit marketable securities.

The following tables compare the Company's segment activity to its results of operations and financial position as of and for the three and six months ended June 30, 2026, and June 30, 2025:

	For the Three Months Ended June 30, 2026

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total

Rental revenue	$93,574	$2,448,222	$816,060	$—	$3,357,856
Recovery revenue	-	398,512	—	—	398,512
Other operating revenue	-	51,316	512	6,879	58,707
Total revenues	93,574	2,898,050	816,572	6,879	3,815,075

Rental operating costs	5,261	1,323,387	42,064	(112,048)	1,258,664
Net Operating Income (NOI)	88,313	1,574,663	774,508	118,927	2,556,411

Gain on Sale - Model Homes	—	—	(21,997)	—	(21,997)
Impairment of Model Homes	—	—	(144,688)	—	(144,688)

Adjusted NOI	$88,313	$1,574,663	$607,823	$118,927	$2,389,726

	For the Three Months Ended June 30, 2025

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total

Rental revenue	$93,574	$2,452,956	$1,019,301	$—	$3,565,831
Recovery revenue	-	715,922	—	—	715,922
Other operating revenue	-	64,893	428	31,666	96,987
Total revenues	93,574	3,233,771	1,019,729	31,666	4,378,740

Rental operating costs	4,824	1,549,497	49,940	(141,656)	1,462,605
Net Operating Income (NOI)	88,750	1,684,274	969,789	173,322	2,916,135

Gain on Sale - Model Home	—	—	323,359	—	323,359
Impairment of Model Homes	—	—	(90,769)	—	(90,769)

Adjusted NOI	$88,750	$1,684,274	$1,202,379	$173,322	$3,148,725

	For the Six Months Ended June 30, 2026

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total

Rental revenue	$187,148	$4,682,717	$1,735,949	$—	$6,605,814
Recovery revenue	-	834,598	—	—	834,598
Other operating revenue	-	134,115	6,047	7,301	147,463
Total revenues	187,148	5,651,430	1,741,996	7,301	7,587,875

Rental operating costs	10,093	2,954,224	90,941	(252,153)	2,803,105
Net Operating Income (NOI)	177,055	2,697,206	1,651,055	259,454	4,784,770

Gain on Sale - Model Homes	—	—	150,099	—	150,099
Impairment of Model Homes	—	—	(220,327)	—	(220,327)

Adjusted NOI	$177,055	$2,697,206	$1,580,827	$259,454	$4,714,542

	For the Six Months Ended June 30, 2025

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total

Rental revenue	$300,013	$4,920,507	$1,934,822	$—	$7,155,342
Recovery revenue	56,439	1,102,401	—	—	1,158,840
Other operating revenue	400	127,255	(1,326)	63,414	189,743
Total revenues	356,852	6,150,163	1,933,496	63,414	8,503,925

Rental operating costs	105,392	3,167,862	98,097	(296,103)	3,075,248
Net Operating Income (NOI)	251,460	2,982,301	1,835,399	359,517	5,428,677

Gain on Sale - Model Home	—	—	564,258	—	564,258
Impairment of Model Homes	—	—	(117,712)	—	(117,712)

Adjusted NOI	$251,460	$2,982,301	$2,281,945	$359,517	$5,875,223

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

The CODM reviews on a regular basis the GAAP performance of each segment, including the significant segment expenses reported for GAAP shown in the table below. Our significant segment expenses include consolidated expense categories presented in our consolidated statements of operations, as well as rental operating costs. This information is provided to the CODM and factors into the CODM’s decision making for company-wide strategy. The following tables compare the Company’s segment activity and to its results of GAAP operations and financial position for the three and six months ended June 30, 2026, and June 30, 2025, respectively. The information for Corporate and Other are presented to reconcile back to the consolidated statement of operations, but is not considered a reportable segment as noted above.

	For the Three Months Ended June 30, 2026

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total
Revenues:
Rental income	$93,574	$2,846,734	$816,060	$—	$3,756,368
Fees and other income	-	51,316	512	6,879	58,707
Total revenue	93,574	2,898,050	816,572	6,879	3,815,075
Costs and expenses:
Rental operating costs	5,261	1,323,387	42,064	(112,048)	1,258,664
General and administrative	—	20	225,959	1,115,318	1,341,297
Depreciation and amortization	22,928	694,602	180,707	473	898,710
Impairment of goodwill and real estate assets	—	2,833,462	144,688	—	2,978,150
Total costs and expenses	28,189	4,851,471	593,418	1,003,743	6,476,821
Other income (expense):
Interest expense - mortgage notes	(38,728)	(670,352)	(441,573)	(1,279)	(1,151,932)
Interest and other income, net	—	—	8	5,198	5,206
Net loss in Conduit Pharmaceuticals marketable securities (see footnote 9)	—	—	—	5,743	5,743
Gain on sales of real estate, net	—	—	(21,997)	—	(21,997)
Gain on disposition of assets and liabilities, net	—	—	—	—	-
Income tax (expense) benefit	—	(2,000)	(3,630)	(21,000)	(26,630)
Total other income (expense), net	(38,728)	(672,352)	(467,192)	(11,338)	(1,189,610)
Net income (loss)	26,657	(2,625,773)	(244,038)	(1,008,202)	(3,851,356)
Less: Income attributable to noncontrolling interests	—	(11,438)	51,668	—	40,230
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$26,657	$(2,637,211)	$(192,370)	$(1,008,202)	$(3,811,126)

	For the Three Months Ended June 30, 2025

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total
Revenues:
Rental income	$93,574	$3,168,878	$1,019,301	$—	$4,281,753
Fees and other income	-	64,893	428	31,666	96,987
Total revenue	93,574	3,233,771	1,019,729	31,666	4,378,740
Costs and expenses:
Rental operating costs	4,824	1,549,497	49,940	(141,656)	1,462,605
General and administrative	—	—	187,935	1,035,723	1,223,658
Depreciation and amortization	22,928	955,575	231,954	1,234	1,211,691
Impairment of goodwill and real estate assets	—	4,226,620	90,769	—	4,317,389
Total costs and expenses	27,752	6,731,692	560,598	895,301	8,215,343
Other income (expense):
Interest expense - mortgage notes	(39,942)	(921,953)	(514,636)	(1,339)	(1,477,870)
Interest and other income, net	—	—	8	5,198	5,206
Net gain in Conduit Pharmaceuticals marketable securities (see footnote 9)	—	—	—	(7,802)	(7,802)
Gain on sales of real estate, net	—	—	323,359	—	323,359
Income tax (expense) benefit	—	—	(30,310)	(23,600)	(53,910)
Total other income (expense), net	(39,942)	(921,953)	(221,579)	(27,543)	(1,211,017)
Net income (loss)	25,880	(4,419,874)	237,552	(891,178)	(5,047,620)
Less: Income attributable to noncontrolling interests	—	(11,655)	(217,250)	—	(228,905)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$25,880	$(4,431,529)	$20,302	$(891,178)	$(5,276,525)

	For the Six Months Ended June 30, 2026

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total
Revenues:
Rental income	$187,148	$5,517,315	$1,735,949	$—	$7,440,412
Fees and other income	—	134,115	6,047	7,301	147,463
Total revenue	187,148	5,651,430	1,741,996	7,301	7,587,875
Costs and expenses:
Rental operating costs	10,093	2,954,224	90,941	(252,153)	2,803,105
General and administrative	—	17,519	452,842	2,544,759	3,015,120
Depreciation and amortization	45,856	1,478,878	371,998	947	1,897,679
Impairment of goodwill and real estate assets	—	3,282,197	220,326	—	3,502,523
Total costs and expenses	55,949	7,732,818	1,136,107	2,293,553	11,218,427
Other income (expense):
Interest expense - mortgage notes	(81,845)	(2,213,435)	(904,131)	(2,595)	(3,202,006)
Interest and other income, net	—	—	15	10,340	10,355
Net loss in Conduit Pharmaceuticals marketable securities (see footnote 9)	—	—	—	7,728	7,728
Gain on sales of real estate, net	—	—	150,099	—	150,099
Gain on disposition of assets and liabilities, net	—	3,416,501	—	—	3,416,501
Income tax (expense) benefit	—	(2,000)	(19,287)	(23,400)	(44,687)
Total other income (expense), net	(81,845)	1,201,066	(773,304)	(7,927)	337,990
Net income (loss)	49,354	(880,322)	(167,415)	(2,294,179)	(3,292,562)
Less: Income attributable to noncontrolling interests	—	(9,385)	(68,270)	—	(77,655)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$49,354	$(889,707)	$(235,685)	$(2,294,179)	$(3,370,217)

	For the Six Months Ended June 30, 2025

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total
Revenues:
Rental income	$356,452	$6,022,908	$1,934,822	$—	$8,314,182
Fees and other income	400	127,255	(1,326)	63,414	189,743
Total revenue	356,852	6,150,163	1,933,496	63,414	8,503,925
Costs and expenses:
Rental operating costs	105,392	3,167,862	98,097	(296,103)	3,075,248
General and administrative	—	16,850	417,895	2,450,889	2,885,634
Depreciation and amortization	54,617	1,954,744	443,967	2,468	2,455,796
Impairment of goodwill and real estate assets	—	4,226,620	117,712	—	4,344,332
Total costs and expenses	160,009	9,366,076	1,077,671	2,157,254	12,761,010
Other income (expense):
Interest expense - mortgage notes	(198,039)	(1,813,284)	(974,346)	(2,672)	(2,988,341)
Interest and other income, net	—	—	15	10,339	10,354
Net gain in Conduit Pharmaceuticals marketable securities (see footnote 9)	—	—	—	(184,459)	(184,459)
Gain on sales of real estate, net	4,213,068	—	564,259	—	4,777,327
Income tax (expense) benefit	—	—	(52,481)	23,980	(28,501)
Total other income (expense), net	4,015,029	(1,813,284)	(462,553)	(152,812)	1,586,380
Net income (loss)	4,211,872	(5,029,197)	393,272	(2,246,652)	(2,670,705)
Less: Income attributable to noncontrolling interests	—	(29,614)	(310,854)	—	(340,468)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$4,211,872	$(5,058,811)	$82,418	$(2,246,652)	$(3,011,173)

Assets by Reportable Segment:	June 30, 2026	December 31, 2025
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$58,357,566	$67,445,290
Total assets (2)	$66,450,387	$68,980,087
Model Home Properties:
Land, buildings and improvements, net (1)	$32,185,582	$36,688,462
Total assets (2)	$32,091,087	$37,301,777
Retail Properties:
Land, buildings and improvements, net (1)	$4,462,995	$4,508,851
Total assets (2)	$4,633,481	$4,669,852
Reconciliation to Total Assets:
Total assets for reportable segments	$103,174,955	$110,951,716
Corporate and other assets:
Cash, cash equivalents and restricted cash	248,834	173,621
Other assets, net	3,234,967	10,927,537
Total Assets	$106,658,756	$122,052,874

(1)	Includes lease intangibles.

(2)

Includes land, buildings and improvements, cash, cash equivalents, and restricted cash, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	For the Six Months Ended June 30,
Capital Expenditures by Reportable Segment	2026	2025
Office/Industrial Properties:
Capital expenditures and tenant improvements, office	$379,206	$360,708
Model Home Properties:
Acquisition of operating properties, model home	—	4,270,192
Totals:
Acquisition of operating properties, net	—	4,270,192
Capital expenditures and tenant improvements	379,206	360,708
Total real estate investments	$379,206	$4,630,900

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

During the six months ended June 30, 2026 and 2025, we recorded a current income tax provision of $44,687 and $28,501 related to activities of our taxable REIT subsidiaries. There was a $223,388 income tax asset related to the operating activities of our TRS entities as of June 30, 2026 and  December 31, 2025, respectively.

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

15. RELATED PARTY

During the three and six months ended June 30, 2026 and three and six months ended June 30, 2025, the Company leased portions of its corporate headquarters to Puppy Toes, Inc., a company owned by the Chief Executive Officer and his wife, and to Centurion Counsel, Inc., which is owned by Puppy Toes, Inc. Rent billed to these entities from the Company totaled $3,479 and $6,958 for the three and six months ended June 30, 2026, respectively. Rent billed to these entities from the Company totaled $3,378 and $6,755 for the three and six months ended June 30, 2025, respectively.  Additionally, we received full payroll reimbursement for employee services provided to Centurion Counsel, Inc. and Puppy Toes, Inc. during the six months ended June 30, 2026 and 2025, which totaled approximately $7,405 and $65,212 respectively. These reimbursements were at cost and were not marked up or discounted. As of June 30, 2026 and December 31, 2025, we had reimbursement receivable balances of approximately $1,162 and $1,524 which were paid in full during July 2026 and January 2026, respectively.

For the three and six months ended June 30, 2026, the Company paid a family member of a director $13,276 and $33,679, respectively. For the periods ended June 30, 2026, these payments were a combination of Consulting payments totaling $12,500 each quarter, and pro rata distributions and return of capital in his Trust’s investments in DMH#203, DMH#204, DMH#205, DMH#206 and DMH#207 totaling $776 and $7,903, respectively, for the three and six months ended. For the three and six months ended June 30, 2025, the Company paid a family member of a director $16,319 and $32,599, respectively. For the periods ended  June 30, 2025, these payments were a combination of consulting payments totaling $12,500 each quarter, and pro rata distributions and return of capital in his trust’s investments in DMH#203, DMH#204, DMH#205, DMH#206 and DMH#207 totaling $3,819 and $7,599, respectively, for the three and six months ended.

We also recognized payments made to Mr. Heilbron, CEO of Presidio Property Trust, for his investment in DMH#207, LP. These payments were a combination of pro rata distributions and capital returns from DMH#207 LP. For the three and six months ended June 30, 2026, the payments were $388 and $759, respectively. For the three and six months ended June 30, 2025, the payments were $410 and $800, respectively.

16. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than those disclosed below.

The foreclosure sale for Shea Center II took place on July 1, 2026, with the property awarded to Argentic Services Company LP, who acquired the property by placing a minimum credit bid valued at $12.0 million. No cash consideration was exchanged.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our 2025 year end Annual Report.

We may refer to the three months ended June 30, 2026 and June 30, 2025, as the "2026 Quarter" and the "2025 Quarter," respectively.

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

OVERVIEW

The Company operates as an internally managed, diversified REIT, with primary holdings in office, industrial, retail, and triple-net leased model home properties. In October 2017, we changed our name from "NetREIT, Inc." to "Presidio Property Trust, Inc." The Company acquires, owns, and manages a geographically diversified portfolio of real estate assets, including office, industrial, retail and model home residential properties leased to homebuilders located in the United States. As of June 30, 2026, the Company owned or had an equity interest in:

•	Seven Office buildings and an industrial property ("Office/Industrial Properties"), which total approximately 638,620 rentable square feet;

•	One retail building (“Retail Property”) with approximately 10,500 rentable square feet; and

•

71 Model home residential properties ("Model Homes" or "Model Home Properties"), totaling approximately 211,432 square feet, leased back on a triple-net basis to homebuilders that are owned by four affiliated limited partnerships and one wholly-owned corporation, all of which we control.

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

SIGNIFICANT TRANSACTIONS IN 2026 AND 2025

Acquisitions during the six months ended June 30, 2026

•	The Company acquired no model homes or commercial properties.

Acquisitions during the six months ended June 30, 2025

•	The Company acquired 22 model homes for approximately $9.4 million. The purchase price was paid through cash payments of approximately $2.8 million and mortgage notes of approximately $6.6 million.

Dispositions during the six months ended June 30, 2026:

•	On January 14, 2026, the Company sold one commercial property, Dakota Center, to a single buyer for approximately $4.7 million, net of selling costs, and recognized a net gain on the disposition of the assets and liabilities of approximately $3.4 million.

•	The Company sold nine model homes for approximately $4.0 million, net of sales costs, and recognized a gain of approximately $0.2 million.

Dispositions during the six months ended June 30, 2025:

•	The Company sold 13 model homes for approximately $5.9 million, net of sales costs, and recognized a gain of approximately $0.6 million.

•	On February 6, 2025, the Company sold two commercial properties, Union Town Center and Research Parkway, to a single buyer for approximately $15.9 million, net of selling costs, and recognized a net gain of approximately $4.5 million net of closing costs.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED June 30, 2026 and 2025

Revenues. Total revenues were approximately $3.8 million for the three months ended June 30, 2026, compared to approximately $4.4 million for the same period in 2025. As of June 30, 2026, we had approximately $95.0 million in net real estate assets including 71 model homes, compared to approximately $114.6 million in net real estate assets, including 87 model homes at June 30, 2025. The average number of model homes held during the three months ended June 30, 2026 and 2025 was approximately 73 and 85, respectively. Additionally, the change in revenue is directly related to the decrease in commercial real estate rental income during the current period from the sale of Dakota Center.

Rental Operating Costs. Rental operating costs totaled approximately $1.3 million  for the three months ended June 30, 2026, compared to approximately $1.5 million for the same period in 2025. Rental operating costs as a percentage of total revenue was approximately 33.0% and 33.4% for the three months ended June 30, 2026 and 2025, respectively.

General and Administrative Expenses. G&A expenses for the three months ended June 30, 2026 and 2025 totaled approximately $1.3 million and $1.2 million, respectively. G&A expenses as a percentage of total revenue was 35.2% and 27.9% for the three months ended June 30, 2026 and 2025, respectively. G&A expenses for the three months ended June 30, 2026 were slightly up compared to the same period ending in 2025 due to costs associated with downsizing our staff; however, the Company is still actively looking to reduce G&A expenses during the year. There has been a reduction of employee headcount during the first and second  quarters of 2026 with more expected this year. Starting in April 2026, the Chief Executive Officer has agreed to a voluntary 5% reduction in his annual salary. Additionally, the size of the Board of Directors was reduced by one director starting in June 2026, which will provide additional G&A savings.

Depreciation and Amortization. Depreciation and amortization expense was approximately $0.9 million and $1.2 million for the three months ended June 30, 2026 and 2025, respectively. The decrease in depreciation and amortization expense is directly related to the decrease in commercial real estate rental income during the current period, from the sale of Dakota Center and Shea Center listed as held for sale.

Asset Impairments. We review the carrying value of each of our real estate properties regularly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three months ended June 30, 2026 and 2025, we recognized non-cash impairment charges of approximately $3.0 million and $4.3 million, respectively.  Approximately $2.6 million and $0.9 million of the impairment charges for the three months ended June 30, 2026 and 2025, was related to the Shea Center II.  Additionally, during the three months ended June 30, 2025, we recorded an impairment charge on the Dakota Center property for approximately $3.3 million.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges, was approximately $1.2 million for the three months ended June 30, 2026, compared to approximately $1.5 million for the same period in 2025. The weighted average interest rate on our outstanding debt was 6.28% and 5.44% as of June 30, 2026 and 2025, respectively. Mortgage notes payable totaled approximately $80.9 million and $92.9 million as of June 30, 2026 and 2025, respectively.  Management expects future interest expenses to continue to decrease going forward for the year ending 2026 with the loss of the Shea Center II property on July 1, 2026 and related mortgage.

Gain (Loss) on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2026 and 2025" above for further detail.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the three months ended June 30, 2026 and 2025 totaled approximately $40,230 of expense and $0.2 million of income, respectively. This was directly related to the gain on sales of model homes held by our affiliated limited partnerships.

Loss on Conduit remeasurement. As of June 30, 2026, we held 709,000 public common stock warrants of CDTTW, and 540,000 private common stock warrants, with a combined value of approximately $11,628. Conduit's public common stock warrants (CDTTW) and Private CDT Warrants presented on the consolidated balance sheets were measured at fair value using Level 1 and Level 3 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.

RESULTS OF OPERATIONS FOR THE six MONTHS ENDED June 30, 2026 and 2025

Revenues. Total revenues were approximately $7.6 million for the six months ended June 30, 2026, compared to approximately $8.5 million for the same period in 2025. As of June 30, 2026, we had approximately $95.0 million in net real estate assets including 71 model homes, compared to approximately $114.6 million in net real estate assets, including 87 model homes at June 30, 2025. The average number of model homes held during the six months ended June 30, 2026 and 2025 was approximately 75 and 83, respectively. The change in revenue is directly related to the decrease in commercial real estate rental income during the current period from the sale of Dakota Center in January 2026, as well as the sale of two commercial properties on February 7, 2025.

	% of Gross Revenue for the six months ended June 30,
Segment	2026	2025
Office/Industrial	74.5%	72.3%
Model Home	22.9%	22.7%
Retail	2.5%	4.2%
Other Non-Segment & Consolidating Items	0.1%	0.8%

	% of Total Real Estate Assets as of
Segment	June 30, 2026	December 31, 2025
Office/Industrial	61.4%	62.1%
Model Home	33.9%	33.8%
Retail	4.7%	4.1%

Rental Operating Costs. Rental operating costs totaled approximately $2.8 million for the six months ended June 30, 2026, compared to approximately $3.1 million for the same period in 2025. Rental operating costs as a percentage of total revenue was approximately 36.9% and 36.2% for the six months ended June 30, 2026 and 2025, respectively.

General and Administrative Expenses. G&A expenses for the six months ended June 30, 2026 and 2025 totaled approximately $3.0 million and $2.9 million, respectively. G&A expenses as a percentage of total revenue was 39.7% and 33.9% for the six months ended June 30, 2026 and 2025, respectively. G&A expenses for the six months ended June 30, 2026 were up compared to the same period ending in 2025; however, the Company is actively looking to reduce G&A expenses during the year. There has been a reduction of employee headcount during the first and second quarter of 2026 with more expected this year. Starting in April 2026, the Chief Executive Officer has agreed to a voluntary 5% reduction in his annual salary. Additionally, the Board of Directors have approved the reduction of the size of the Board of Directors by one Director starting in June 2026, which will provide additional G&A savings.

Depreciation and Amortization. Depreciation and amortization expense was approximately $1.9 million and $2.5 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in depreciation and amortization expense is directly related to the decrease in commercial real estate rental income during the current period, from the sale of Dakota Center and the placement of Shea Center into receivership and listed as held for sale.

Asset Impairments. We review the carrying value of each of our real estate properties regularly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the six months ended June 30, 2026 and 2025, we recognized non-cash impairment charges of approximately $3.5 million and $4.3 million, respectively.  Approximately $3.1 million and $0.9 million of the impairment charge for the six months ended June 30, 2026 and 2025, was related to the Shea Center II.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges, was approximately $3.2 million for the six months ended June 30, 2026, compared to approximately $3.0 million for the same period in 2025. The weighted average interest rate on our outstanding debt was 6.28% and 5.44% as of June 30, 2026 and 2025, respectively. Mortgage notes payable totaled approximately $80.9 million and $94.4 million as of June 30, 2026 and 2025, respectively. While mortgage interest expenses increased over the six months ended June 30, 2026 and 2025, approximately $0.2 million of the interest expense attributed to the six months ended June 30, 2026 was related to one-time charge for the default interest on the loan for Dakota Center. Management expects future interest expenses to continue to decrease going forward for the year ending 2026.  Additionally, during the six months ended June 30, 2026, we recorded defaulted interest expense of approximately $0.1 million related to the Shea Center II loan.

Gain (Loss) on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2026 and 2025" above for further detail.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the six months ended June 30, 2026 and 2025 totaled approximately  $0.1 million and $0.3 million, respectively. This was directly related to the gain on sales of model homes held by our affiliated limited partnerships.

Loss on Conduit remeasurement. As of June 30, 2026, we held 709,000 public common stock warrants of CDTTW, and 540,000 private common stock warrants, with a combined value of approximately $11,628. Conduit's public common stock warrants (CDTTW) and Private CDT Warrants presented on the consolidated balance sheets were measured at fair value using Level 1 and Level 3 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. During the six months ended June 30, 2026, we recorded a gain on Conduit's marketable securities connected to the CDT warrants of $7,728, compared to a loss of approximately $184,459 during the six months ended June 30, 2025.

The following table shows a list of our commercial properties owned by the Company grouped by state and geographic region as of June 30, 2026:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	1	57,807	8.9%	$1,364,820	14.2%
Colorado	3	269,502	41.5%	4,423,943	45.9%
Maryland	1	31,752	4.9%	753,721	7.8%
North Dakota	3	279,559	43.1%	2,735,635	28.4%
Texas	1	10,500	1.6%	356,537	3.7%
Total	9	649,120	100.0%	$9,634,656	100.0%

The following table shows a list of our Model Home properties by state and geographic region as of June 30, 2026:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate of Aggregate % Annual Rent
Alabama	10	23,835	11.3%	$347,064	11.2%
Arizona	1	3,474	1.5%	$74,280	2.3%
Tennessee	2	5,534	2.6%	$89,304	2.9%
Texas	58	178,589	84.5%	$2,591,172	83.5%
Total	71	211,432	99.9%	$3,101,820	99.9%

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our anticipated future sources of liquidity may include existing cash and cash equivalents, cash flows from operations, refinancing of existing mortgages, future real estate sales, new borrowings from our model home lines of credit, and the sale of our equity or issuance of debt securities or bonds. Our cash and restricted cash at June 30, 2026 was approximately $5.9 million. Our future capital needs include paying down existing borrowings, maintaining our existing properties, funding tenant improvements, paying lease commissions (to the extent they are not covered by lender-held reserve deposits), and the payment of dividends to our stockholders. We also are actively seeking model home investments that are likely to produce income and achieve long-term gains in order to pay dividends to our stockholders. To ensure that we can effectively execute these objectives, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity.

Our short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders. Future principal payments due on mortgage notes payable, during the last three months of 2026 and in the year ending December 31, 2026 total approximately $19.3 million and $2.6 million, respectively, of which $2.7 million in 2025 and $2.2 million in 2026 are related to model home properties. The non-recourse loan for Shea Center matured on January 5, 2026. On January 14, 2026, the Dakota Center property sold to an unrelated third-party for approximately $4.7 million, net of selling costs. The lender received approximately $4.3 million from the sale of the property, which was applied to settle the net loan balance of approximately $8.9 million. The Company was not responsible for the remaining balance on this non-recourse loan, and the transaction resulted in a net gain of approximately $3.4 million. No other commercial property loans mature during 2026.

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

On February 13, 2026, in connection with an ex parte motion brought by the Lender, the Borrower entered into a stipulation with the Lender to appoint Trigild IVL (the “Receiver”) as receiver over the Property and for the entry of an Order for Appointment of Receiver (the “Order”). Pursuant to the Order, the Borrower, and certain defendant parties, which included the Company (the “Borrower Parties”) were enjoined and restrained from collecting any rents or fees from or incident to the Property and from interfering with the Property. The Borrower Parties agreed to turn over to the Receiver all sums in existence as of the date of entry of the Order that are related or pertain to, or are derived from, the Property. In addition, the Receiver was given possession of the Property and has full power and authority to operate, manage, and preserve the Property.  In the case of our non-recourse loan for Shea Center II, our obligation will be settled through the foreclosure process with the lender. On July 1, 2026, the foreclosure for Shea Center II took place with the property going to Argentic Services Company LP, who acquired the property by placing a minimum credit bid valued at $12.0 million, and no cash consideration was exchanged.

While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. In December 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which the Board of Directors did not renew in December 2025. During the year ended December 31, 2025, we repurchased 16,080 shares of our Series A Common Stock, with an average price of $4.79 per share, including a commission of $0.025 per share, for a total cost of $77,092 for the Series A Common Stock. This does not include the shares repurchased in the fixed price self-tender offer (the "Tender Offer") during April-May 2025. During the year ended December 31, 2025, the Company repurchased 23,346 shares of our Series D Preferred Stock at an average price of approximately $14.76 per share, including a commission of $0.035 per share, for a total cost of $344,503 for the Series D Preferred Stock. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost. There were no repurchases of Series A Common Stock or Series D Preferred Stock during six months ended June 30, 2026 as there were no repurchase plans in place.

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

For the six months ended June 30, 2026, the Company did not declare a cash dividend on shares of Series A Common Stock. For the six months ended June 30, 2026, the Company did not declare and did not pay dividends on shares of Series D Preferred Stock. As of January 28, 2026, the Board of Directors has suspended the Company’s monthly dividend on its Series D Preferred Stock commencing with the January 2026 monthly dividend that would have been paid on February 15, 2026. Since the Company’s Board of Directors did not declare a dividend during the six months ended June 30, 2026, an accrual was not recorded on the balance sheet. However, undeclared preferred stock dividends are reflected in earnings per share as discussed in ASC 260-10-45-11. In accordance with the terms of the Series D Preferred Stock, preferred stock dividends that are not declared accumulate and are added to the liquidation preference as of the scheduled payment date for the respective series of the preferred stock. No interest, or sum of money in lieu of interest, is payable in respect of any dividend payments on the Series D Preferred Stock that are in arrears. As of June 30, 2026 and December 31, 2025, the cumulative preferred dividends in arrears on the Series D preferred stock was $1.1 million and $0, respectively.

The Board and the Company intend to reassess, on a quarterly basis, when accrued dividends on the Series D Preferred Stock may be paid and when the monthly dividend payments can be reinstated. Under the guidance of ASC 260-10-45-11, if the Company's Board of Directors does not declare a dividend in a given period, an accrual is not recorded on the balance sheet, however; undeclared preferred stock dividends are reflected in earnings per share. Preferred stock dividends that are not declared accumulate and are added to the liquidation preference as of the scheduled payment date for the respective series of the preferred stock. Cash permitting, the Company intends to continue to pay dividends on a monthly basis to holders of our Series D Preferred Stock going forward, but there can be no guarantee the Board of Directors will approve any future dividends. The Company has not decided when it will resume dividends to our common stockholders on a quarterly basis.

Series D Preferred Stock:

Month	2026	2025
	Distributions Declared	Distributions Declared
January	$—	$0.19531
February	—	0.19531
March	—	0.19531
April	—	0.19531
May	—	0.19531
June	—	0.19531
Total	$—	$1.17186

Cash Equivalents and Restricted Cash

At June 30, 2026 and December 31, 2025, we had approximately $5.9 million and $7.4 million in cash equivalents, respectively, including $4.4 million and $5.7 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts, short-term bonds and cash held in bank accounts at third-party institutions. During 2026 and 2025, we did not experience any loss or lack of access to our cash or cash equivalents. Including any cash committed to current capital expenditures on our properties, the Company may spend approximately $1.6 million on capital expenditures, net of any construction financing (some of which is held in deposits reserve accounts by our lenders) during the rest of the year. We intend to use the remainder of our existing cash and cash equivalents for asset/property acquisitions, reduction of principal debt, general corporate purposes, common stock repurchases (if market conditions are met), or dividends to our stockholders.

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

Secured Debt

As of June 30, 2026, all our commercial properties, except 300 N.P. which has no debt, had fixed-rate mortgage notes payable in the aggregate principal amount of  $58.4 million, collateralized by a total of seven commercial properties with loan terms at issuance ranging from 5 to 10 years. The weighted-average interest rate on these mortgage notes payable as of June 30, 2026, was approximately  5.93% , and our debt to estimated market value for our commercial properties was approximately  69.2%. During the next 12 months, none of our commercial property loans will mature. The non-recourse loan on the Dakota Center property matured on July 6, 2024. In the month of
July 2025, the lender approved a purchase offer from a third party for $5,125,000, and as of January 14, 2026, Dakota Center had sold for a value of $5,125,000. During January 2026, the Company received notice that the Company's failure to repay in full by January 5, 2026 the indebtedness related to the loan agreement governing Shea Center II had triggered a default event. On February 13, 2026 the Company received notification that the Shea Center II property governed by the loan agreement was moved into receivership.
The foreclosure sale for Shea Center II took place on July 1, 2026, with the property awarded to Argentic Services Company LP, who acquired the property by placing a minimum credit bid valued at $12.0 million. No cash consideration was exchanged.

As of June 30, 2026, the Company had fixed-rate mortgage notes payable related to model homes in the aggregate principal amount of $22.5 million, collateralized by a total of 71 Model Homes. These loans generally have a term at issuance of three to five years. As of June 30, 2026, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $316,844 and 7.18%, respectively. Our debt to estimated market value on all our model home properties is approximately 62.4%. We have been able to refinance maturing mortgages to extend maturity dates and we have not experienced any notable difficulties financing our acquisitions. The Company anticipates that any new mortgages used to acquire commercial properties or model homes in the near future will be at rates higher than our currently weighted average interest rate.

Cash Flow for the six months ended June 30, 2026, and June 30, 2025

Operating Activities: Net cash used in operating activities for the six months ended June 30, 2026, totaled approximately $24,839, as compared to cash used in operating activities of $1.0 million for the six months ended June 30, 2025. The change in net cash used in operating activities is primarily due to the sale of Dakota Center, combined with other changes in net income, which fluctuates due to new leases, leasing renewals, tenant move outs and model home sales and acquisitions, as well as changes in non-cash addbacks or subtractions such as straight-line rent, are the primary drivers of the increase in cash used in operating activities.

Investing Activities: Net cash provided by investing activities for the six months ended June 30, 2026, was approximately $8.3 million compared to approximately $11.4 million used in investing activities during the same period in 2025.  The change from each period was primarily related to the sale of our commercial and model home properties, totaling approximately $8.7 million during the six months ended June 30, 2026, compared to approximately $21.5 million during the six months ended June 30, 2025.  Cash used in real estate acquisition and capital improvement totaled approximately $0.5 million, for the six months ended June 30, 2026 compared to $10.2 million for the same period in 2025.

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

Financing Activities: Net cash used in financing activities during the six months ended June 30, 2026, was $9.8 million compared to $11.1 million provided by financing activities for the same period in 2025 and was primarily due to the following activities for the six months ended June 30, 2026:

•	Repayment of mortgage notes payable totaled approximately $9.3 million for the six months ended June 30, 2026, compared to $14.0 million during the same period in 2025.

•	Distributions to noncontrolling interest of approximately $0.3 million for the six months ended June 30, 2026, compared to $0.4 million during the same period in 2025.

•	During the six months ended June 30, 2025, we received approximately $6.6 million in mortgage notes proceeds. None were received during the six months ended June 30, 2026.

•	Dividend payments to Series D Preferred Stockholders during the six months ended June 30, 2025, totaled approximately $1.1 million, compared to approximately $0.2 million during six months ended June 30, 2026.

•	Additionally, during the six months ended June 30, 2025, we repurchased approximately $1.5 million worth of Series A Common Stock. No such purchases were made during the six months ended June 30, 2026.

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

Common Stock Warrants:

If all the potential Common Stock Warrants outstanding at June 30, 2026, were exercised at the price of $12 per share, gross proceeds to us would be approximately $2.4 million and we would as a result issue an additional 200,000 shares of common stock.

Placement Agent Warrants:

If all the potential Placement Agent Warrants outstanding at June 30, 2026, were exercised at the price of $62.50 per share, gross proceeds to us would be approximately $0.5 million and we would as a result issue an additional 8,000 shares of common stock.

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

Series A Warrants:

If all the potential Series A Warrants outstanding at June 30, 2026, were exercised at the price of $70.00 per share, gross proceeds to us would be approximately $101.2 million and we would as a result issue an additional 1,445,007 shares of common stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock's market price and liquidity and reduce our ability to raise capital.

We are required to meet certain qualitative and financial tests to maintain the listing of our securities on Nasdaq. As of the date of this report, we are in compliance with all of Nasdaq's continued listing requirements. There can be no assurance that we will be able to maintain compliance with the minimum bid price requirement, the market value of listed securities requirement, or will otherwise be in compliance with other Nasdaq listing criteria.

On July 22, 2026, the SEC's Division of Trading and Markets, acting under delegated authority, approved new Nasdaq Rules 5450(a)(3) and 5550(a)(6), which would require all Nasdaq-listed companies, including those listed on the Nasdaq Capital Market, to maintain a minimum Market Value of Listed Securities ("MVLS") of at least $5,000,000. Under amended Nasdaq Rule 5810(c)(1), if a company's MVLS remains below $5,000,000 for 30 consecutive business days, Nasdaq would issue an immediate Staff Delisting Determination, and the company's securities would become immediately subject to suspension and delisting. Unlike most other continued listing deficiencies, Nasdaq would not provide any compliance period, cure period, or opportunity to submit a compliance plan before issuing the Staff Delisting Determination. In addition, under the rule as approved, a timely request for a hearing before a Nasdaq Hearings Panel would not stay the suspension of trading, meaning a company's securities would generally trade in the over-the-counter market while any appeal is pending. Although the Hearings Panel would have limited discretion to grant an exception period of up to 180 days, any such relief would require the company to demonstrate compliance with Nasdaq's more stringent initial listing standards, rather than merely regaining compliance with continued listing standards, which represents a materially higher bar.

However, on July 29, 2026, the SEC's approval order was automatically stayed after Cemtrex, Inc. and the Small Public Company Coalition filed notices of their intent to petition the full Commission for review of the delegated action. Under Rule 431(e) of the SEC's Rules of Practice, the filing of such notices automatically stays an action taken under delegated authority. As a result, the new $5,000,000 MVLS continued listing requirement is not presently effective, and Nasdaq-listed companies remain subject to the continued listing rules that were in effect prior to the July 22 approval order. The Commission must decide whether to review the Division's approval and, if it does, whether to affirm, modify, reverse, set aside, or remand the matter for further proceedings. There is no prescribed timeline for the Commission to reach a decision, and if the petitioners subsequently seek judicial review, the rule could remain stayed for a significant additional period.

Separately, pursuant to amendments to Nasdaq Listing Rule 5810(c)(3)(A) that became effective in January 2026, Nasdaq may immediately issue a Staff Delisting Determination, without providing any compliance period, if a company's listed security has a closing bid price of $0.10 or less for ten consecutive business days, regardless of whether the company is currently within a compliance period for the minimum bid price requirement.

If the new $5,000,000 MVLS requirement becomes effective, either through Commission affirmance or the lifting of the current stay, and we are unable to maintain an MVLS of at least $5,000,000, we could face immediate suspension and delisting proceedings with no compliance period and no automatic stay of suspension during any appeal. Even if the new MVLS requirement does not become effective, we remain subject to Nasdaq's existing continued listing requirements, including the minimum bid price requirement, and we can provide no assurance that we will maintain compliance with those requirements. If we are unable to maintain compliance with the continued listing requirements of Nasdaq, our securities could be delisted, making it more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our securities could suffer a material decline. Delisting could also impair our ability to raise capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Repurchase Program. While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently. In December 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which the Board of Directors did not renew in December 2025. During the year ended December 31, 2025, we repurchased 16,080 shares of our Series A Common Stock, with an average price of $4.79 per share, including a commission of $0.025 per share, for a total cost of $77,092 for the Series A Common Stock. This does not include the shares repurchased in the fixed price self-tender offer (the "Tender Offer") during April-May 2025. During the year ended December 31, 2025, the Company repurchased 23,346 shares of our Series D Preferred Stock at an average price of approximately $14.76 per share, including a commission of $0.035 per share, for a total cost of $344,503 for the Series D Preferred Stock. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost. There were no repurchases of Series A Common Stock or Series D Preferred Stock during six months ended June 30, 2026 as there were no repurchase plans in place.

Item 3. Defaults Upon Senior Securities.

During January 2026, the Company received notice that the Company's failure to repay in full by January 5, 2026 the indebtedness related to the loan agreement governing Shea Center II had triggered a default event. On February 13, 2026, the Company received notification that the Shea Center II property governed by the non-recourse loan agreement was moved into receivership and the lender has started the foreclosure process. The foreclosure sale and public auction is scheduled for July 1, 2026. The lender held approximately $2.4 million in restricted cash, some of which was utilized by the receiver to operate the property.  Additionally, during the three March 31, 2026, Shea Center II was listed as held for sale, related to the foreclosure sale and impaired approximately $2.6 million. On July 1, 2026, the foreclosure for Shea Center II took place with the property going to Argentic Services Company LP, who acquired the property by placing a minimum credit bid valued at $12.0 million, and no cash consideration was exchanged. Given the non-recourse nature of the loan and the outstanding principal balance of approximately $15.4 million dollars, roughly $3.4 million of the outstanding debt was forgiven as a result of the non-cash transaction.

As of January 28, 2026, the Board of Directors has suspended the Company’s monthly dividend on its Series D Preferred Stock commencing with the January 2026 monthly dividend that would have been paid on February 15, 2026. Since the Company’s Board of Directors did not declare a dividend during the six months ended June 30, 2026, an accrual was not recorded on the balance sheet. However, undeclared preferred stock dividends are reflected in earnings per share as discussed in ASC 260-10-45-11. In accordance with the terms of the Series D Preferred Stock, Preferred stock dividends that are not declared accumulate and are added to the liquidation preference as of the scheduled payment date for the respective series of the preferred stock. No interest, or sum of money in lieu of interest, is payable in respect of any dividend payments on the Series D Preferred Stock that are in arrears. As of June 30, 2026 and December 31, 2025, the cumulative preferred dividends in arrears on the Series D preferred stock was approximately $1.1 million and $0, respectively.

The Board and the Company intend to reassess, on a quarterly basis, when accrued dividends on the Series D Preferred Stock may be paid and when the monthly dividend payments can be reinstated. The Company has not decided when it will resume dividends to our common stockholders on a quarterly basis. As of the date of filing this quarterly report, $0.8 million in dividends are in arrears.

On August 7, 2026, the Company filed a Registration Statement on Form S-4 and a Tender Offer Statement on Schedule TO with the SEC with respect to a proposed offer (the "Exchange Offer") to exchange each validly tendered and accepted outstanding share of the Company's Series D Preferred Stock for five and one-half (5.5) newly issued shares of the Company's Common Stock (the "Exchange Ratio"), upon the terms and subject to the conditions described in the preliminary prospectus/offer to exchange included in such filings. As of the date of this Quarterly Report on Form 10-Q, the Registration Statement on Form S-4 has not been declared effective by the SEC, and the Exchange Offer has not yet commenced. The Exchange Offer will not commence until the Registration Statement is declared effective by the SEC, and there can be no assurance that the Registration Statement will be declared effective or that the Exchange Offer will be commenced or consummated on the terms described herein or at all. The commencement date and expiration date of the Exchange Offer have not yet been determined and will depend on, among other things, the timing of the SEC's review of the Registration Statement and Schedule TO. If the Exchange Offer is commenced and consummated, holders of Series D Preferred Stock who validly tender their shares on or prior to the expiration date and time of the Exchange Offer, and do not validly withdraw such shares, will receive the Exchange Ratio of shares of Common Stock for each share of Series D Preferred Stock accepted by the Company for exchange.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

During the six months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
31.1

Certificate of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026.

31.2

Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026.

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

Date: August 13, 2026	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer

	By:	/s/ Ed Bentzen
	Name:	Ed Bentzen
	Title:	Chief Financial Officer