Form 10-Q
period 2026-09-30
Presidio Property Trust, Inc.
filed 2026-11-13
CIK 1080657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

At November 12, 2026, registrant had issued and outstanding 2,256,381 shares of its Series A Common Stock, $0.01 par value per share.

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Real estate assets and lease intangibles:
Land	$12,507,157	$16,390,250
Buildings and improvements	70,182,308	101,878,107
Tenant improvements	11,441,185	17,645,103
Lease intangibles	1,400,602	3,467,798
Real estate assets and lease intangibles held for investment, cost	95,531,252	139,381,258
Accumulated depreciation and amortization	(26,500,435)	(37,536,809)
Real estate assets and lease intangibles held for investment, net	69,030,817	101,844,449
Real estate assets held for sale, net	9,734,179	6,805,255
Real estate assets, net	78,764,996	108,649,704
Other assets:
Cash, cash equivalents and restricted cash	2,501,703	7,422,359
Deferred leasing costs, net	1,029,840	1,340,853
Goodwill	1,317,000	1,317,000
Investment in Conduit Pharmaceuticals marketable securities (see Notes 2 & 9)	8,366	3,900
Deferred tax asset	223,388	223,388
Other assets, net (see Note 6)	2,453,281	3,095,670
Total other assets	7,533,578	13,403,170
TOTAL ASSETS (1)	$86,298,574	$122,052,874
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$54,808,942	$81,936,586
Mortgage notes payable related to real estate assets held for sale, net	7,029,816	10,137,781
Mortgage notes payable, total net	61,838,758	92,074,367
Accounts payable and accrued liabilities	2,525,892	3,302,187
Accrued real estate taxes	1,289,512	1,785,029
Dividends payable	—	190,220
Lease liability, net	20,627	40,108
Below-market leases, net	—	3,316
Total liabilities	65,674,789	97,395,227

Commitments and contingencies (see Note 10)
Equity:
Series D Preferred Stock, $0.01 par value per share; 1,000,000 shares authorized; 973,736 shares issued and outstanding (liquidation preference $25.00 per share) as of September 30, 2026 and as of December 31, 2025	9,737	9,737
Series A Common Stock, $0.01 par value per share, shares authorized: 100,000,000; 1,316,939 shares and 1,314,159 shares were issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	13,169	13,142
Additional paid-in capital	187,319,317	186,762,388
Dividends and accumulated losses	(173,846,168)	(169,945,302)
Total stockholders' equity before noncontrolling interest	13,496,055	16,839,965
Noncontrolling interest	7,127,730	7,817,682
Total equity	20,623,785	24,657,647
TOTAL LIABILITIES AND EQUITY	$86,298,574	$122,052,874

(1) As of September 30, 2026 and December 31, 2025, includes approximately $6.4 million and $8.6 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities.  As of September 30, 2026 and December 31, 2025, total liabilities for our variable interest entities totaled approximately $4.4 million and $5.9 million, respectively.

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Rental income	$2,939,487	$4,108,866	$10,379,899	$12,423,048
Fees and other income	40,586	87,276	188,049	277,018
Total revenue	2,980,073	4,196,142	10,567,948	12,700,066
Costs and expenses:
Rental operating costs	1,074,084	1,534,563	3,877,189	4,609,810
General and administrative	1,259,385	1,450,061	4,274,505	4,335,697
Depreciation and amortization	884,671	1,235,640	2,782,350	3,691,435
Impairment of goodwill and real estate assets	112,437	82,913	3,614,960	4,427,245
Total costs and expenses	3,330,577	4,303,177	14,549,004	17,064,187
Other income (expense):
Interest expense - mortgage notes	(1,137,455)	(1,499,075)	(4,339,461)	(4,487,415)
Net gain (loss) in Conduit Pharmaceuticals marketable securities (see Note 9)	(3,261)	(212)	4,467	(184,672)
Interest and other income, net	5,258	5,263	15,613	15,618
Gain (loss) on sales of real estate, net	(100,924)	300,975	49,175	5,078,302
Gain on disposition of assets and liabilities, net	—	—	3,416,501	—
Gain on extinguishment of debt	1,007,432	—	1,007,432	—
Income tax (expense) benefit	54,217	14,871	9,530	(13,630)
Total other income (expense), net	(174,733)	(1,178,178)	163,257	408,203
Net loss	(525,237)	(1,285,213)	(3,817,799)	(3,955,918)
Less: (Income) loss attributable to noncontrolling interests	(5,412)	(5,635)	(83,067)	(346,103)
Net loss attributable to Presidio Property Trust, Inc. stockholders	$(530,649)	$(1,290,848)	$(3,900,866)	$(4,302,021)
Less: Series D Preferred Stock declared dividends	—	(571,179)	—	(1,724,850)
Less: Series D Preferred Stock undeclared dividends in arrears	(570,541)	—	(1,711,623)	—
Net loss attributable to Presidio Property Trust, Inc. common stockholders	$(1,101,190)	$(1,862,027)	$(5,612,489)	$(6,026,871)

Net loss per share attributable to Presidio Property Trust, Inc. common stockholders:
Basic & Diluted	$(0.84)	$(1.53)	$(4.27)	$(4.95)

Weighted average number of common shares outstanding - basic & dilutive	1,316,939	1,215,943	1,315,595	1,216,873

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the nine months ended September 30, 2026 and 2025

(Unaudited)

					Additional	Dividends and	Total	Non-
	Series D Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interests	Equity
Balance, December 31, 2025	973,736	$9,737	1,314,159	$13,142	$186,762,388	$(169,945,302)	$16,839,965	$7,817,682	$24,657,647
Net income	—	—	—	—	—	440,909	440,909	117,885	558,794
Distributions	—	—	—	—	—	—	—	(253,852)	(253,852)
Restricted stock-based compensation	—	—	—	—	191,634	—	191,634	—	191,634
Balance, March 31, 2026	973,736	$9,737	1,314,159	$13,142	$186,954,022	$(169,504,393)	$17,472,508	$7,681,715	$25,154,223
Net (loss) income	—	—	—	—	—	(3,811,126)	(3,811,126)	(40,230)	(3,851,356)
Distributions	—	—	—	—	—	—	—	(70,835)	(70,835)
Restricted stock-based compensation	—	—	—	—	191,896	—	191,896	—	191,896
Vesting of Restricted Series A Common Stock	—	—	2,780	27	(27)	—	—	—	—
Balance, June 30, 2026	973,736	$9,737	1,316,939	$13,169	$187,145,891	$(173,315,519)	$13,853,278	$7,570,650	$21,423,928
Net (loss) income	—	—	—	—	—	(530,649)	(530,649)	5,412	(525,237)
Distributions	—	—	—	—	—	—	—	(448,332)	(448,332)
Restricted stock-based compensation	—	—	—	—	173,426	—	173,426	—	173,426
Balance, September 30, 2026	973,736	$9,737	1,316,939	$13,169	$187,319,317	$(173,846,168)	$13,496,055	$7,127,730	$20,623,785

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the nine months ended September 30, 2026 and 2025

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

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,817,799)	$(3,955,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,782,350	3,691,435
Stock compensation	556,956	831,823
Bad debt expense	49,061	—
Gain on sale of real estate assets, net	(49,175)	(5,078,302)
Gain on disposition of assets and liabilities, net	(3,416,501)	—
Gain on extinguishment of debt	(1,007,432)	—
Net (gain) loss in Conduit Pharmaceuticals fair value marketable securities	(4,467)	184,672
Impairment of goodwill and real estate assets	3,614,960	4,427,245
Amortization of financing costs	167,382	201,500
Amortization of below-market leases	(3,316)	(3,509)
Straight-line rent adjustment	75,655	41,733
Changes in operating assets and liabilities:
Other assets	(533,437)	294,586
Accounts payable and accrued liabilities	1,579,386	(431,494)
Deferred leasing costs	(386,138)	(69,147)
Accrued real estate taxes	147,426	(514,848)
Net cash used in operating activities	(245,089)	(380,224)
Cash flows from investing activities:
Real estate acquisitions	—	(9,444,465)
Additions to buildings and tenant improvements	(482,620)	(2,178,973)
Proceeds from sale of marketable securities	—	13,990
Proceeds from sales of real estate, net	11,011,024	23,043,395
Net cash provided by investing activities	10,528,404	11,433,947
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of issuance costs	—	18,942,396
Payment of debt issuance costs	—	(333,838)
Repayment of mortgage notes payable	(14,156,080)	(27,142,992)
Payment of deferred offering costs	(84,652)	(79,170)
Distributions to noncontrolling interests	(773,019)	(507,435)
Issuance of Series A Common Stock, net of offering costs	—	1,671,463
Repurchase of Series A Common Stock, at cost	—	(1,585,091)
Repurchase of Series D Preferred Stock, at cost	—	(327,787)
Dividends paid to Series D Preferred Stockholders	(190,220)	(1,724,850)
Net cash used in financing activities	(15,203,971)	(11,087,304)
Net decrease in cash, cash equivalents and restricted cash	(4,920,656)	(33,581)
Cash, cash equivalents and restricted cash - beginning of period	7,422,359	8,036,496
Cash, cash equivalents and restricted cash - end of period	$2,501,703	$8,002,915
Supplemental disclosure of cash flow information:
Interest paid-mortgage notes payable	$4,379,578	$4,540,090
Income taxes paid	$—	$46,511
Non-cash investing activities:
Paid building and tenant improvements from prior year	$(361,261)	$(207,847)
Paid deferred offering costs from prior year	$6,589	$—
Non-cash financing activities:
Unpaid debt issuance costs	$—	$85,164
Unpaid deferred offering costs	$99,640	$—
Unpaid building and tenant improvements and leasing commissions	$451,137	$140,135
Mortgage debt extinguished through property surrender	$13,473,690	$—
Dividends payable - Series D Preferred Stock	$—	$190,393

See Notes to Consolidated Financial Statements

Presidio Property Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2026

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization. Presidio Property Trust, Inc. ("we", "our", "us" or the "Company") is an internally-managed real estate investment trust ("REIT"), with holdings in office, industrial, retail and model home properties. We were incorporated in the State of California on September 28, 1999, and in August 2010, we reincorporated as a Maryland corporation. In October 2017, we changed our name from "NetREIT, Inc." to "Presidio Property Trust, Inc." Through Presidio Property Trust, Inc., its subsidiaries, and its partnerships, we own eight commercial properties in fee interest, two of which we own as a partial interest in various affiliates, in which we serve as general partner, member and/or manager, and a special purpose acquisition company (until deconsolidation in September 2023) as noted below.

The Company or one of its affiliates operates the following partnerships during the periods covered by these consolidated financial statements:

•	The Company is the sole general partner and limited partner in two limited partnerships (NetREIT Palm Self-Storage LP and NetREIT Casa Grande LP), both of which, as of September 30, 2026, had ownership interests in an entity that owns income producing real estate. The Company refers to these entities collectively as the "NetREIT Partnerships".

•

The Company is the general and limited partner in two limited partnerships that purchase model homes and lease them back to homebuilders as commercial tenants (Dubose Model Home Investors #205, LP, and Dubose Model Home Investors #207, LP). The Company refers to these entities collectively as the "Model Home Partnerships". As of  September 30, 2026, Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP, Dubose Model Home Investors #204, LP, and Dubose Model Home Investors #206, LP had no remaining assets.

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

On August 7, 2026, the Company filed a Registration Statement on Form S-4 (the “Registration Statement”) and a Tender Offer Statement on Schedule TO with the SEC with respect to an offer (the "Exchange Offer") to exchange each validly tendered and accepted outstanding share of the Company's Series D Preferred Stock (the "Series D Preferred Stock") for five and one-half (5.5) newly issued shares of the Company's Common Stock (the "Exchange Ratio"), upon the terms and subject to the conditions described in the prospectus/offer to exchange included in such filings. The Exchange Offer commenced on September 2, 2026 and expired on October 2, 2026. See Note 16, Subsequent Events.

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

During the three and nine months ended September 30, 2026, the Company continued to incur recurring net losses from operations and negative cash flows from operating activities. As of September 30, 2026, the Company had cash, cash equivalents, and restricted cash of $2.5 million, of which approximately $1.3 million represented restricted cash. Short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of existing mortgages, completing tenant improvements on our commercial buildings, paying leasing commissions, distributions to noncontrolling interests, and funding dividends, if any, to stockholders. Future principal payments due on mortgage notes payable, during the last three months of 2026 and in the year ending  December 31, 2027 total approximately $1.0 million and $3.3 million, respectively, of which $0.9 million in 2026 and $2.8 million in 2027 are related to model home properties. See Note 7. Mortgage Notes Payable for additional information on the Shea Center II loan. Management expects certain model home properties can be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes can be refinanced, as the Company has historically been able to do in the past with all model home properties. To address its liquidity requirements and generate the cash necessary to fund ongoing operations and meet its financial obligations, management plans to raise additional capital through the sale of real estate assets and an offering of common stock. As of September 30, 2026, the Company had listed Baltimore for sale and expects the sale to close within the next 12 months. In addition, Management intends to file a registration statement on Form S-11 to register an offering of shares of common stock.

Short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of existing mortgages, completing tenant improvements on our commercial buildings, paying leasing commissions, distributions to noncontrolling interests, and funding dividends, if any, to stockholders. Future principal payments due on mortgage notes payable, during the last three months of 2026 and in the year ending  December 31, 2027 total approximately $1.0 million and $3.3 million, respectively, of which $0.9 million in 2026 and $2.8 million in 2027 are related to model home properties. See Note 7. Mortgage Notes Payable for additional information on the Shea Center II loan. Management expects certain model home properties can be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes can be refinanced, as the Company has historically been able to do in the past with all model home properties. Additional principal payments will be made with cash flows from ongoing operations.

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

Concentration. Concentration of credit risk with respect to tenant receivables is limited due to the large number of tenants comprising the Company’s rental revenue. As of  September 30, 2026 we have two commercial properties located in Colorado, three in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are concentrated in Texas with a few model homes in Alabama, and Tennessee. We had one of our homebuilders account for approximately 18.2% and 17.0% of our total revenue for the three and nine months ended September 30, 2026, respectively, and account for 46 out of 66 of our model home leases as of September 30, 2026.

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

Basis of Presentation. The accompanying consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures required for annual consolidated financial statements have been excluded pursuant to rules and regulations of the SEC. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of our financial position as of September 30, 2026 and  December 31, 2025, as well as results of our operations, and cash flows as of, and for the nine months ended September 30, 2026 and 2025, respectively. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, due to real estate market fluctuations, available mortgage lending rates and other unknown factors. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 2025 year end Annual Report. The consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements included in the 2025 year end Annual Report.

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

Use of Estimates. The consolidated financial statements were prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates include private warrants, the allocation of purchase price paid for property acquisitions between the components of land, building and intangible assets acquired including their useful lives, valuation of long-lived assets, and the allowance for doubtful accounts, which is based on an evaluation of the tenants’ ability to pay. Actual results could differ from those estimates.

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

The value allocated to acquired lease intangibles is based on management’s evaluation of the specific characteristics of each tenant’s lease. Characteristics considered by management in allocating these values include, but are not limited to, the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the remaining term of the lease, the tenant’s credit quality, and other factors.

The value attributable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below-market leases are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. Amortization of above and below-market rents for the three and nine months ended September 30, 2026 and for the three and nine months ended September 30, 2025 had a de minimis impact on rental income.

The value of in-place leases and unamortized lease origination costs are amortized to expenses over the remaining term of the respective leases, which range from less than a year to ten years. The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to unamortized lease origination costs is determined by what the Company would have paid to a third-party to secure a new tenant reduced by the expired term of the respective lease. The amount allocated to tenant relationships is the benefit resulting from the likelihood of a tenant renewing its lease. Amortization expense related to these assets was approximately $1,027 and $4,107, respectively, for the three and nine months ended September 30, 2026. Amortization expense related to these assets totaled approximately $4,382 and $13,145, respectively, for the three and nine months ended September 30, 2025.

Deferred Leasing Costs. Costs incurred in connection with successful property leases are capitalized as deferred leasing costs and amortized to leasing commission expense on a straight-line basis over the terms of the related leases which generally range from one to five years. Deferred leasing costs consist of third-party leasing commissions. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the amortization period is adjusted. At September 30, 2026 and  December 31, 2025, the Company had net deferred leasing costs of approximately $1.0 million and $1.3 million, respectively. Total amortization expense for the three and nine months ended September 30, 2026 was approximately $75,893 and $233,855, respectively. Total amortization expense for the three and nine months ended September 30, 2025 totaled $126,136 and $343,569, respectively.

Cash, Cash Equivalents and Restricted Cash. At September 30, 2026 and December 31, 2025, we had approximately $2.5 million and $7.4 million in cash, cash equivalents and restricted cash, respectively, of which approximately $1.3 million and $5.7 million represented restricted cash, respectively. The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have an original maturity of three months or less at the date of purchase to be cash equivalents. Items classified as cash equivalents include money market funds and short-term bonds. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the "FDIC"). No losses have been experienced related to such accounts. Restricted cash consists of cash held in escrow by lenders pursuant to certain loan agreements, which are for payment of property taxes, insurance, leasing costs, future debt payments, and capital expenditures.

Real Estate Held for Sale and Discontinued Operations. We generally reclassify assets to "held for sale" when the disposition has been approved, it is available for immediate sale in its present condition, we are actively seeking a buyer, and the disposition is considered probable within one year. Additionally, real estate sold during the current period is classified as “real estate assets held for sale” for all prior periods presented in the accompanying consolidated financial statements. Mortgage notes payable related to the real estate sold during the current period are classified as “mortgage notes payable related to properties held for sale” for all prior periods presented in the accompanying consolidated financial statements. Additionally, we record the operating results related to real estate that has been disposed of as discontinued operations for all periods presented if the operations have been eliminated and represent a strategic shift and we will not have any significant continuing involvement in the operations of the property following the sale. As of September 30, 2026, five model homes and Baltimore were classified as "held for sale."

Deferred Offering Costs. Deferred offering costs represent legal, accounting and other direct costs related to our offerings. As of September 30, 2026 and  December 31, 2025 we had deferred offering costs of approximately $457,306 and $279,603, respectively.

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

We review the carrying value of each of our real estate properties regularly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the  nine months ended September 30, 2026 and 2025, we recognized non-cash impairment charges of approximately  $3.6 million and  $4.4 million, respectively, related to commercial properties and model homes. During the three months ended  September 30, 2026 and September 30, 2025, we recognized non-cash impairment charges of approximately  $0.1 million and  $0.1 million, respectively, related to commercial properties and model homes.

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

As of September 30, 2026, we did not hold any marketable securities, excluding our investments in common stock warrants of Conduit Pharmaceuticals, Inc. (“Conduit”). As of  December 31, 2025, we did not hold any marketable securities (excluding our investments in Conduit's common stock and common stock warrants). There were no financial liabilities measured at fair value as of September 30, 2026 and December 31, 2025.

As of  September 30, 2026 and December 31, 2025, the Private CDT Warrants fair value, using Level 3 inputs, was zero for both periods, and is included in the total Investment in Conduit Pharmaceuticals marketable securities on the consolidated balance sheets. Our investments in Conduit's public common stock warrants (CDTTW) presented on the consolidated balance sheets were measured at fair value using Level 1 market prices, taking into account the adoption of ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and totaled approximately $8,366 and $3,900 as of September 30, 2026 and December 31, 2025, respectively. The adjustments to the fair value of our investment in Conduit Pharmaceuticals marketable securities are recorded in net loss in Conduit Pharmaceuticals marketable securities on our consolidated statement of operations.

The following table presents as of  September 30, 2026 and December 31, 2025 the Company's assets subject to measurement at fair value on a nonrecurring basis:

	Fair Value Measurements as of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Certain Real Estate assets	$—	$—	1,896,263	1,896,263
Total Assets	$—	$—	$1,896,263	$1,896,263

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Goodwill for NTR Property Management	$—	$—	$194,000	$194,000
Certain Real Estate assets	—	—	24,499,935	24,499,935
Total Assets	$—	$—	$24,693,935	$24,693,935

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Common Stock Warrants	200,000	200,000	200,000	200,000
Placement Agent Warrants (1)	—	8,000	—	8,000
Series A Warrants	1,445,007	1,445,007	1,445,007	1,445,007
Unvested Common Stock Grants	116,335	208,498	116,335	208,498

Total potentially dilutive shares	1,761,342	1,861,505	1,761,342	1,861,505

(1) In July 2026, the Placement Agent Warrants expired.

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

Recently Issued and Adopted Accounting Pronouncements.

In March 2024, the SEC issued final climate-disclosure rules to enhance and standardize climate‐related disclosures by public companies. With regards to financial statements, the rules require disclosure of (i) capitalized costs, expenditures expensed, charges, and losses incurred as a result of severe weather events and other natural conditions, subject to applicable one percent and de minimis disclosure thresholds; (ii) capitalized costs, expenditures expensed, and losses related to carbon offsets and renewable energy credits or certificates (RECs) if used as a material component of a company's plans to achieve its disclosed climate-related targets or goals; and (iii) if the estimates and assumptions the company uses to produce the financial statements were materially impacted by risks and uncertainties associated with severe weather events and other natural conditions or any disclosed climate-related targets or transition plans, a qualitative description of how the development of such estimates and assumptions was impacted. The rules are effective for annual periods beginning January 1, 2025 and are to be applied prospectively. On April 4, 2024, the SEC voluntarily stayed the rules pending judicial review as a result of litigation. On March 27, 2025, the SEC voted to end its defense of the rules requiring disclosure of climate-related risks and greenhouse gas emissions. However, the Eighth Circuit may still rule on the legal challenges to the rules, and if so could decide to uphold the rules in whole or in part or remand them to the SEC for further consideration.

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

3. RECENT REAL ESTATE TRANSACTIONS

Acquisitions during the nine months ended September 30, 2026:

•	The Company acquired no model homes or commercial properties.

Acquisitions during the nine months ended September 30, 2025:

•	The Company acquired 22 model homes for approximately $9.4 million. The purchase price was paid through cash payments of approximately $2.8 million and mortgage notes of approximately $6.6 million.

Dispositions during the nine months ended September 30, 2026:

•	On January 14, 2026, the Company sold a commercial property, Dakota Center, to a single buyer for approximately $4.7 million, net of selling costs, and recognized a net gain on the disposition of the assets and liabilities of approximately $3.4 million.

•	On July 1, 2026, the foreclosure sale for Shea Center II took place, with the property awarded to Argentic Services Company LP, who acquired the property by placing a minimum credit bid valued at $12.0 million. No cash consideration was exchanged for the lender's bid. The Company forfeited approximately $2.8 million along with the property to Argentic and was relieved of the approximate $16.4 million debt obligation on the nonrecourse loan. The Company’s net book value of the property and related net assets was approximately $13.0 million prior to the foreclosure sale. As such the Company recognized a net gain on the extinguishment of debt associated with Shea Center II of approximately $1.0 million.

•	The Company sold 14 model homes for approximately $6.3 million net of sales costs, and recognized a gain of approximately $49,175.

Dispositions during the nine months ended September 30, 2025:

•	The Company sold 16 model homes for approximately $7.4 million, net of sales costs, and recognized a gain of approximately $0.6 million.

•	On February 6, 2025 the Company sold two commercial properties, Union Town Center and Research Parkway, to a single buyer for approximately $15.9 million, net of selling costs, and recognized a net gain of approximately $4.5 million net of closing costs.

4. REAL ESTATE ASSETS

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company invests in are office, industrial, retail, and triple-net leased model home properties. We have two commercial properties located in Colorado, three in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are located in three states. As of September 30, 2026, the Company owned or had an equity interest in:

•	Six Office buildings and one industrial property (“Office/Industrial Properties”);

•	One retail building (“Retail Property”); and

•

66 Model home residential properties (“Model Homes” or “Model Home Properties”), all of which are owned by two affiliated limited partnerships and one wholly-owned corporation, all of which we control. As of  September 30, 2026, all of the model homes in Dubose Model Home Investors #202, LP, Dubose Model Home Investors #203, LP, Dubose Model Home Investors #204, LP, and Dubose Model Home Investors #206, LP had been sold.

A summary of the properties owned by the Company, including their lease intangibles, as of September 30, 2026 and  December 31, 2025 is as follows:

	Date		Real estate assets and lease intangibles, net
Property Name	Acquired	Location	September 30, 2026	December 31, 2025
Genesis Plaza (1)	August 2010	San Diego, CA	$6,926,893	$7,274,600
Dakota Center (2)	May 2011	Fargo, ND	—	4,861,267
Grand Pacific Center	March 2014	Bismarck, ND	7,895,929	8,082,202
Arapahoe Service Center	December 2014	Centennial, CO	8,529,874	8,874,198
West Fargo Industrial	August 2015	Fargo, ND	6,268,893	6,404,774
300 N.P.	August 2015	Fargo, ND	1,869,889	1,949,040
One Park Centre	August 2015	Westminster, CO	5,452,788	5,740,065
Shea Center II (3)	December 2015	Highlands Ranch, CO	—	16,249,498
Mandolin (4)	August 2021	Houston, TX	4,440,068	4,508,851
Baltimore (5)	December 2021	Baltimore, MD	7,848,215	8,016,747
Commercial properties			49,232,549	71,961,242
Model Home properties (6)	2019 - 2025	TN, TX, AL	29,532,447	36,688,462
Total real estate assets and lease intangibles, net			$78,764,996	$108,649,704

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
(3)

During January 2026, the Company received notice that the Company's failure to repay in full by January 5, 2026, the indebtedness related to the loan agreement governing Shea Center II had triggered a default event. On February 13, 2026, the Company received notification that the Shea Center II property governed by the non-recourse loan agreement was moved into receivership and the lender started the foreclosure process.  Additionally, during the nine months ended September 30, 2026, Shea Center II was listed as held for sale, related to the foreclosure sale and impaired approximately $3.3 million. On  July 1, 2026, the foreclosure sale for Shea Center II took place, with the property awarded to Argentic Services Company LP, who acquired the property by placing a minimum credit bid valued at $12.0 million. No cash consideration was exchanged for the lender's bid.  The Company forfeited approximately $2.8 million along with the property to Argentic and was relieved of the approximate $16.4 million debt obligation on the nonrecourse loan.  The Company’s net book value of the property and related net assets was approximately $13.0 million prior to the foreclosure sale.  As such the Company recognized a net gain on the extinguishment of debt associated with Shea Center II of approximately $1.0 million.

(4)

A portion of the proceeds from the sale of Highland Court were used in like-kind exchange transactions pursued under Section 1031 of the Code for the acquisition of our Mandolin property. Mandolin is owned by NetREIT Palm Self-Storage LP, through its wholly owned subsidiary, NetREIT Highland LLC, and the Company is the sole general partner and owns 61.3% of NetREIT Palm Self-Storage LP.

(5)

During August 2026, Johns Hopkins University (on behalf of the Bloomberg School of Public Health) signed a five-year lease extension at our Baltimore property.  As of September 30, 2026, Baltimore has been listed as held for sale.

(6)

Includes Model Homes listed as held for sale as of September 30, 2026 and December 31, 2025. During the three and nine months ended September 30, 2026, we recorded an impairment charge for model homes totaling approximately $0.1 million and $0.3 million, which reflects the estimated sales prices for these specific model homes. The short hold period, less than two years, and the builder changing their model style after we purchased the homes, contributed to the lower-than-expected sales price.

For the nine months ended September 30, 2026 and 2025, depreciation expense totaled approximately $2.5 million and $3.3 million, respectively.  For the three months ended  September 30, 2026 and September 30, 2025, depreciation expense totaled approximately $0.8 million and $1.1 million, respectively.

5. LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets acquired and the accumulated amortization for each class of intangible asset:

	September 30, 2026			December 31, 2025
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$932,175	$(932,175)	$—	$2,377,414	$(2,375,580)	$1,834
Leasing costs	468,427	(468,427)	—	1,090,384	(1,088,114)	2,270
	$1,400,602	$(1,400,602)	$—	$3,467,798	$(3,463,694)	$4,104

At  September 30, 2026 and  December 31, 2025, there were no gross lease intangible assets and accumulated amortization related to the lease intangible assets included in real estate assets held for sale as of September 30, 2026.

The net value of acquired intangible liabilities was approximately $0 and $3,316 relating to below-market leases at  September 30, 2026 and  December 31, 2025, respectively.

There is no future aggregate amortization expense for the Company's lease intangible assets as of September 30, 2026.

6. OTHER ASSETS

Other assets consist of the following:

	September 30,	December 31,
	2026	2025
Deferred rent receivable	$979,656	$1,591,206
Prepaid expenses, deposits and other	543,597	477,738
Deferred offering costs	457,306	279,603
Notes receivable	316,374	316,374
Accounts receivable, net	136,200	391,281
Right-of-use assets, net	20,148	39,468
Total other assets	$2,453,281	$3,095,670

7. MORTGAGE NOTES PAYABLE

Mortgage notes payable consists of the following:

	Principal as of
	September 30,	December 31,	Loan	Interest
Mortgage note property	2026	2025	Type	Rate (1)	Maturity
Dakota Center (2)	$-	$8,739,687	Fixed	4.74%	7/6/2024
Arapahoe Service Center	8,574,432	8,670,000	Fixed	6.75%	12/5/2029
One Park Centre	6,051,847	6,096,528	Fixed	6.83%	9/1/2030
Genesis Plaza	6,193,631	6,235,986	Fixed	7.07%	9/1/2029
Shea Center II (3)	-	16,353,296	Fixed	4.92%	1/5/2026
West Fargo Industrial	5,750,000	5,750,000	Fixed	7.14%	7/6/2029
Grand Pacific Center	6,268,534	6,360,819	Fixed	6.35%	5/10/2033
Baltimore	5,670,000	5,670,000	Fixed	4.67%	4/6/2032
Mandolin	3,388,123	3,440,873	Fixed	4.35%	4/20/2029
Subtotal, Presidio Property Trust, Inc. Properties	$41,896,567	$67,317,189
Model Home mortgage notes (4)	20,602,124	25,604,494	Fixed	5.76% - 8.00%	2026 - 2030
Mortgage Notes Payable	$62,498,691	$92,921,683
Unamortized loan costs	(659,933)	(847,316)
Mortgage Notes Payable, net	$61,838,758	$92,074,367

(1)	Interest rates as of September 30, 2026.
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

(3)

During January 2026, the Company received notice that the Company's failure to repay in full by January 5, 2026 the indebtedness related to the loan agreement governing Shea Center II had triggered a default event. On February 13, 2026, the Company received notification that the Shea Center II property governed by the non-recourse loan agreement was moved into receivership and the lender has started the foreclosure process.  The foreclosure sale took place on July 1, 2026, with the property going to Argentic Services Company LP, who acquired the property by placing a minimum credit bid valued at $12.0 million, and no cash consideration was exchanged. The Company forfeited approximately $2.8 million along with the property to Argentic and was relieved of the approximate $16.4 million debt obligation on the nonrecourse loan.  The Company’s net book value of the property and related net assets was approximately $13.0 million prior to the foreclosure sale.  As such the Company recognized a net gain on the extinguishment of debt associated with Shea Center II of approximately $1.0 million.

(4)

As of September 30, 2026, there were five model homes included as real estate assets held for sale. Our model homes have stand-alone mortgage notes at interest rates ranging from 5.76% to 8.00% per annum as of   September 30, 2026.

The loan agreement between NetREIT Model, Homes, Inc. (“NRMH”) and its Lender has a covenant for a Fixed Charge Coverage Ratio (“FCCR”) as defined for NRMH as of any date that equals (a) the sum of (i) EBITDA for the period ended as of such date minus (ii) distributions for the period ended as of such date divided by (b) the sum of (i) principal payments paid for the period ended as of such date plus (ii) interest expense for period ended as of such date. The FCCR is to be no less than 1.10 to 1.00, tested at the end of each fiscal quarter. As of September 30, 2026, NRMH was in compliance with this covenant. The Company and standalone subsidiaries have other various quarterly and annual reporting requirements to the individual property lenders and the Company is in compliance with all material conditions and covenants on those mortgage notes payable as of September 30, 2026.

As of April 24, 2026, the Company amended its agreement with Origin Bank (the lender) through its partnership with Dubose Model Home Investors #207, LP. The terms of the new amendment decrease the floor interest rate by 1.5 percentage points from its original value while requiring that the Company and DMH#207 LP maintain liquid assets of $200,000 on a quarterly basis, starting September 30, 2026.

Scheduled principal payments of mortgage notes payable were as follows as of September 30, 2026:

	Commercial	Model
	Properties	Homes	Total Principal
Years ending December 31:	Notes Payable	Notes Payable	Payments
2026	$112,489	$856,147	$968,636
2027	463,715	2,839,736	3,303,451
2028	454,843	5,800,387	6,255,230
2029	23,504,025	5,263,088	28,767,113
2030	5,812,684	5,842,766	11,655,450
Thereafter	11,548,811	—	11,548,811
Total	$41,896,567	$20,602,124	$62,498,691

8. NOTES PAYABLE

On April 22, 2020, the Company received an Economic Injury Disaster Loan of $10,000 from the Small Business Administration ("SBA") to provide economic relief during the COVID-19 pandemic. This loan advance is not required to be repaid, has no stipulations on use, and has been recorded as fees and other income in the consolidated statements of operations during fiscal 2020. On August 17, 2020, we received an additional Economic Injury Disaster Loan ("EIDL") of $150,000, for which principal and interest payments are deferred for twelve months from the date of issuance, and interest accrues at 3.75% per year. The loan matures on August 17, 2050. We have used the funds for general corporate purposes to alleviate economic damage caused by the COVID-19 pandemic, which economic injury included abating or deferring rent to certain tenants (primarily retail tenants). As of September 30, 2026 and December 31, 2025, the principal balance on the SBA loan was approximately $138,032 and $140,674, respectively.

9. INVESTMENT IN CONDUIT PHARMACEUTICALS

Sponsorship of Special Purpose Acquisition Company. As of December 31, 2024, the Company, through our wholly-owned subsidiary Murphy Canyon Acquisition Sponsor, LLC (the "Sponsor"), owned 2,944,514 shares ("CDT") of Conduit, a publicly traded company, 709,000 public common stock warrants ("CDTTW") and 540,000 of Conduit private warrants, with a combined value of approximately $206,177. On January 22, 2025, Conduit filed a certificate of amendment to Conduit’s Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate a 1-for-100 reverse stock split (the “Conduit Reverse Stock Split”) of the outstanding shares of Conduit’s common stock. The Conduit Reverse Stock Split became effective on January 24, 2025 at 5:00 p.m., Eastern Time (the “Effective Time”) and the new CDT shares began trading on The Nasdaq Global Market on a split-adjusted basis on January 27, 2025 at market open under the existing ticker symbol, “CDT.” As of the Effective Time, every 100 shares of Conduit's issued and outstanding common stock was combined into one share of common stock. After the Conduit Reverse Stock Split, our remaining shares of CDT totaled 29,445, with the fractional shares being paid out in cash, totaling $0.63. During May 2025, the Company sold all the remaining shares of CDT common stock for $13,990.

As of September 30, 2026, we held 709,000 public common stock warrants of CDTTW, and 540,000 private common stock warrants, with a combined value of approximately $8,366. Conduit's public common stock warrants (CDTTW) and Private CDT Warrants presented on the consolidated balance sheets were measured at fair value using Level 1 and Level 3 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.

10. COMMITMENTS AND CONTINGENCIES

The Company is obligated under certain tenant leases to fund tenant improvements and the expansion of the underlying leased properties. As of September 30, 2026 , we committed approximately $1.2 million for  capital expenditures, some of which may be covered by restricted cash, on existing properties net of any construction financing, through December 31, 2026.

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

In accordance with the terms of the Series D Preferred Stock, the Series D monthly dividend had been approved by the Board of Directors through December 31, 2025 in the amount of $0.19531 per share payable on the 15th of every month to stockholders of record of Series D Preferred Stock as of the last day of the prior month. As of January 28, 2026, the Board of Directors has suspended the Company’s monthly dividend on its Series D Preferred Stock commencing with the January 2026 monthly dividend that would have been paid on February 15, 2026. No dividends were declared or accrued for the Series D Preferred stockholders during the nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, dividends paid to Series D Preferred stockholders totaled approximately $0.6 million and $1.7 million, respectively.

As described in Note 1, on August 7, 2026, the Company filed the Registration Statement and a Tender Offer Statement on Schedule TO with the SEC with respect to the Exchange Offer. The Exchange Offer commenced on September 2, 2026 and expired on October 2, 2026. See Note 16, Subsequent Events.

Common Stock. As of September 30, 2026, Mr. Heilbron beneficially owned approximately 15.3% of our outstanding shares of common stock, as set forth in the amendment to Schedule 13D filed on May 8, 2026.

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

As described in Note 1, effective on May 19, 2025, the Company effected the Reverse Stock Split, and effective immediately thereafter decreased the par value of the shares of Series A Common Stock from $0.10 per share back to $0.01 per share.

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

The closing of the sales of the Public Shares and Pre-Funded Warrants pursuant to the Purchase Agreement occurred on July 15, 2025. The net proceeds to the Company after deducting the placement agent’s fees and the Company’s offering expenses were approximately $1.7 million. The Company has used the net proceeds from the Offering for working capital and for other general corporate purposes.

In addition, in connection with the Purchase Agreement, the Company and the Purchaser entered into an Amendment to Series A Common Stock Purchase Warrants (the “Amendment”). The Amendment amends certain warrants to purchase 200,000 shares of Series A Common Stock purchased by the Purchaser on July 14, 2021 to (i) reduce the exercise price to $12.00 per share from $55 per share and (ii) extend the termination date to July 16, 2030 from July 16, 2026. Pursuant to the Purchase Agreement, the Company filed a resale registration statement to register the shares of Series A Common Stock underlying such warrants, which registration statement went effective on August 22, 2025.

The Company evaluated the accounting guidance in ASC 480 and ASC 815 regarding the classification of the Pre-Funded Warrants, Common Stock Warrants, and Placement Agent Warrants as equity or a liability and ultimately determined that they should be classified as permanent equity. As of September 30, 2026, none of the Common Stock Warrants and Placement Agent Warrants have been exercised. During July 2026, the Placement Agent Warrants expired.

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

Stock Repurchase Program. While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. Therefore, returning capital to stockholders through a repurchase program is an attractive use of capital currently. In December 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which the Board of Directors did not renew in December 2025. During the year ended December 31, 2025, we repurchased 16,080 shares of our Series A Common Stock, with an average price of $4.79 per share, including a commission of $0.025 per share, for a total cost of $77,092 for the Series A Common Stock. This does not include the shares repurchased in the fixed price self-tender offer (the "Tender Offer") during April- May 2025. During the year ended December 31, 2025, the Company repurchased 23,346 shares of our Series D Preferred Stock at an average price of approximately $14.76 per share, including a commission of $0.035 per share, for a total cost of $344,503 for the Series D Preferred Stock. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost. There were no repurchases of Series A Common Stock or Series D Preferred Stock during nine months ended September 30, 2026 as there were no repurchase plans in place.

Cash Dividends on Common Stock and Preferred Stock. For the nine months ended September 30, 2026, the Company did not declare a cash dividend on shares of Series A Common Stock. As of January 28, 2026, the Board of Directors has suspended the Company’s monthly dividend on its Series D Preferred Stock commencing with the January 2026 monthly dividend that would have been paid on February 15, 2026. In accordance with the terms of the Series D Preferred Stock, the unpaid monthly dividends will continue to accrue at $0.19531 per share each month. Under the guidance of ASC 260-10-45-11, if the Company's Board of Directors does not declare a dividend in a given period, an accrual is not recorded on the balance sheet, however; undeclared preferred stock dividends are reflected in earnings per share. Preferred stock dividends that are not declared accumulate and are added to the liquidation preference as of the scheduled payment date for the respective series of the preferred stock. The Board and the Company intend to reassess, on a quarterly basis, when accrued dividends on the Series D Preferred Stock may be paid and when the monthly dividend payments can be reinstated. The Company has not decided when it will resume dividends to our common stockholders on a quarterly basis. As of September 30, 2026 and December 31, 2025, the cumulative preferred dividends in arrears on the Series D preferred stock was approximately $1.7 million and $0, respectively. The accrued monthly dividend as of December 31, 2025, totaling $190,220 was paid on January 15, 2026. The following is a summary of distributions declared per share of our Series D Preferred Stock for the nine months ended September 30, 2026 and 2025.

Series D Preferred Stock

Month	2026	2025
	Distributions Declared	Distributions Declared
January	$—	$0.19531
February	—	0.19531
March	—	0.19531
April	—	0.19531
May	—	0.19531
June	—	0.19531
July	—	0.19531
August	—	0.19531
September	—	0.19531
Total	$—	$1.75779

Partnership Interests. Through the Company, its subsidiaries, and its partnerships, we own 8 commercial properties in fee interest, two of which we own partial interests in through our holdings in various affiliates in which we serve as general partner, member and/or manager. Each of the limited partnerships is referred to as a "DownREIT." In each DownREIT, we have the right, through put and call options, to require our co-investors to exchange their interests for shares of our Common Stock at a stated price after a defined period (generally five years from the date they first invested in the entity's real property), the occurrence of a specified event or a combination thereof. The Company is a limited partner in two partnerships and sole stockholder in one corporation, which entities purchase and leaseback model homes from homebuilders.

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

A summary of the activity for the Company's restricted stock was as follows:

Outstanding shares:	Common Shares	Weighted-Average Grant Date Fair Value

Balance at December 31, 2025	104,108	$8.79
Granted	23,411	$3.69
Forfeited	(8,404)	$7.31
Vested	(2,780)	$6.45
Balance at September 30, 2026	116,335	$7.92

The non-vested restricted shares outstanding as of September 30, 2026, will vest over the next one to three years. As of  September 30, 2026, there were approximately 105,872 shares available to grant under the Company's 2017 Incentive Award Plan. Share-based compensation expense was approximately $0.6 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, future unrecognized stock compensation related to unvested shares totaled approximately $0.4 million.

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

The following tables compare the Company’s segment activity and NOI and adjusted NOI for Model Home income to its results of operations and financial position as of and for the nine months ended September 30, 2026 and 2025, respectively. The line items listed in the below NOI tables include the significant expense considered by the CODM for cash allocations on future investments. The Other Non-Segment & Consolidating Items represent corporate activity, the investment in Conduit, and other eliminating items for consolidation. The information for Corporate and Other are presented to reconcile back to the consolidated statement of operations, but is not considered a reportable segment. This includes the loss on Conduit marketable securities.

The following tables compare the Company's segment activity to its results of operations and financial position as of and for the three and nine months ended September 30, 2026, and September 30, 2025:

	For the Three Months Ended September 30, 2026

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total

Rental revenue	$93,574	$1,802,349	$762,038	$—	$2,657,961
Recovery revenue	—	281,526	—	—	281,526
Other operating revenue	—	40,223	290	73	40,586
Total revenues	93,574	2,124,098	762,328	73	2,980,073

Rental operating costs	4,777	1,096,614	54,859	(82,166)	1,074,084
Net Operating Income (NOI)	88,797	1,027,484	707,469	82,239	1,905,989

Loss on Sale - Model Homes	—	—	(100,924)	—	(100,924)
Impairment of Model Homes	—	—	(112,436)	—	(112,436)

Adjusted NOI	$88,797	$1,027,484	$494,109	$82,239	$1,692,629

	For the Three Months Ended September 30, 2025

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total

Rental revenue	$93,574	$2,372,147	$1,035,923	$—	$3,501,644
Recovery revenue	—	607,222	—	—	607,222
Other operating revenue	—	64,450	7,103	15,723	87,276
Total revenues	93,574	3,043,819	1,043,026	15,723	4,196,142

Rental operating costs	4,828	1,627,174	48,743	(146,182)	1,534,563
Net Operating Income (NOI)	88,746	1,416,645	994,283	161,905	2,661,579

Gain on Sale - Model Home	—	—	19,685	—	19,685
Impairment of Model Homes	—	—	(82,913)	—	(82,913)

Adjusted NOI	$88,746	$1,416,645	$931,055	$161,905	$2,598,351

	For the Nine Months Ended September 30, 2026

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total

Rental revenue	$280,722	$6,485,065	$2,497,988	$—	$9,263,775
Recovery revenue	-	1,116,125	—	—	1,116,125
Other operating revenue	-	174,338	6,336	7,374	188,048
Total revenues	280,722	7,775,528	2,504,324	7,374	10,567,948

Rental operating costs	14,870	4,050,838	145,801	(334,320)	3,877,189
Net Operating Income (NOI)	265,852	3,724,690	2,358,523	341,694	6,690,759

Gain on Sale - Model Homes	—	—	49,175	—	49,175
Impairment of Model Homes	—	—	(332,763)	—	(332,763)

Adjusted NOI	$265,852	$3,724,690	$2,074,935	$341,694	$6,407,171

	For the Nine Months Ended September 30, 2025

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total

Rental revenue	$393,587	$7,292,655	$2,970,745	$—	$10,656,987
Recovery revenue	56,439	1,709,622	—	—	1,766,061
Other operating revenue	400	191,706	5,775	79,137	277,018
Total revenues	450,426	9,193,983	2,976,520	79,137	12,700,066

Rental operating costs	110,219	4,795,036	146,840	(442,285)	4,609,810
Net Operating Income (NOI)	340,207	4,398,947	2,829,680	521,422	8,090,256

Gain on Sale - Model Home	—	—	583,944	—	583,944
Impairment of Model Homes	—	—	(200,625)	—	(200,625)

Adjusted NOI	$340,207	$4,398,947	$3,212,999	$521,422	$8,473,575

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

The CODM reviews on a regular basis the GAAP performance of each segment, including the significant segment expenses reported for GAAP shown in the table below. Our significant segment expenses include consolidated expense categories presented in our consolidated statements of operations, as well as rental operating costs. This information is provided to the CODM and factors into the CODM’s decision making for company-wide strategy. The following tables compare the Company’s segment activity and to its results of GAAP operations and financial position for the  three and nine months ended September 30, 2026, and September 30, 2025, respectively. The information for Corporate and Other are presented to reconcile back to the consolidated statement of operations, but is not considered a reportable segment as noted above.

	For the Three Months Ended September 30, 2026

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total
Revenues:
Rental income	$93,574	$2,083,875	$762,038	$—	$2,939,487
Fees and other income	—	40,223	290	73	40,586
Total revenue	93,574	2,124,098	762,328	73	2,980,073
Costs and expenses:
Rental operating costs	4,777	1,096,614	54,859	(82,166)	1,074,084
General and administrative	—	191	180,374	1,078,820	1,259,385
Depreciation and amortization	22,928	695,400	165,870	473	884,671
Impairment of goodwill and real estate assets	—	—	112,437	—	112,437
Total costs and expenses	27,705	1,792,205	513,540	997,127	3,330,577
Other income (expense):
Interest expense - mortgage notes	(38,930)	(679,256)	(417,927)	(1,342)	(1,137,455)
Interest and other income, net	—	—	2	5,256	5,258
Net loss in Conduit Pharmaceuticals marketable securities (see footnote 9)	—	—	—	(3,261)	(3,261)
Loss on sales of real estate, net	—	—	(100,924)	—	(100,924)
Gain on extinguishment of debt	—	1,007,432	—	—	1,007,432
Income tax (expense) benefit	—	—	54,217	—	54,217
Total other income (expense), net	(38,930)	328,176	(464,632)	653	(174,733)
Net income (loss)	26,939	660,069	(215,844)	(996,401)	(525,237)
Less: Income attributable to noncontrolling interests	—	(2,919)	(2,493)	—	(5,412)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$26,939	$657,150	$(218,337)	$(996,401)	$(530,649)

	For the Three Months Ended September 30, 2025

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total
Revenues:
Rental income	$93,574	$2,979,369	$1,035,923	$—	$4,108,866
Fees and other income	—	64,450	7,103	15,723	87,276
Total revenue	93,574	3,043,819	1,043,026	15,723	4,196,142
Costs and expenses:
Rental operating costs	4,828	1,627,174	48,743	(146,182)	1,534,563
General and administrative	—	245	174,265	1,275,551	1,450,061
Depreciation and amortization	22,928	987,602	223,876	1,234	1,235,640
Impairment of goodwill and real estate assets	—	—	82,913	—	82,913
Total costs and expenses	27,756	2,615,021	529,797	1,130,603	4,303,177
Other income (expense):
Interest expense - mortgage notes	(39,762)	(932,226)	(525,755)	(1,332)	(1,499,075)
Interest and other income, net	—	—	8	5,255	5,263
Net gain in Conduit Pharmaceuticals marketable securities (see footnote 9)	—	—	—	(212)	(212)
Gain on sales of real estate, net	281,290	—	19,685	—	300,975
Income tax (expense) benefit	—	—	14,871	—	14,871
Total other income (expense), net	241,528	(932,226)	(491,191)	3,711	(1,178,178)
Net income (loss)	307,346	(503,428)	22,038	(1,111,169)	(1,285,213)
Less: Income attributable to noncontrolling interests	—	(9,777)	4,142	—	(5,635)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$307,346	$(513,205)	$26,180	$(1,111,169)	$(1,290,848)

	For the Nine Months Ended September 30, 2026

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total
Revenues:
Rental income	$280,722	$7,601,190	$2,497,987	$—	$10,379,899
Fees and other income	—	174,338	6,337	7,374	188,049
Total revenue	280,722	7,775,528	2,504,324	7,374	10,567,948
Costs and expenses:
Rental operating costs	14,870	4,050,838	145,801	(334,320)	3,877,189
General and administrative	—	17,710	633,215	3,623,580	4,274,505
Depreciation and amortization	68,783	2,174,278	537,868	1,421	2,782,350
Impairment of goodwill and real estate assets	—	3,282,197	332,763	—	3,614,960
Total costs and expenses	83,653	9,525,023	1,649,647	3,290,681	14,549,004
Other income (expense):
Interest expense - mortgage notes	(120,775)	(2,892,691)	(1,322,059)	(3,936)	(4,339,461)
Interest and other income, net	—	—	18	15,595	15,613
Net loss in Conduit Pharmaceuticals marketable securities (see footnote 9)	—	—	—	4,467	4,467
Gain on sales of real estate, net	—	—	49,175	—	49,175
Gain on disposition of assets and liabilities, net	—	3,416,501	—	—	3,416,501
Gain on extinguishment of debt	—	1,007,432	—	—	1,007,432
Income tax (expense) benefit	—	(2,000)	34,930	(23,400)	9,530
Total other income (expense), net	(120,775)	1,529,242	(1,237,936)	(7,274)	163,257
Net income (loss)	76,294	(220,253)	(383,259)	(3,290,581)	(3,817,799)
Less: Income attributable to noncontrolling interests	—	(12,304)	(70,763)	—	(83,067)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$76,294	$(232,557)	$(454,022)	$(3,290,581)	$(3,900,866)

	For the Nine Months Ended September 30, 2025

	Retail	Office/Industrial	Model Homes	Corporate and Other	Total
Revenues:
Rental income	$450,026	$9,002,278	$2,970,744	$-	$12,423,048
Fees and other income	400	191,705	5,776	79,137	277,018
Total revenue	450,426	9,193,983	2,976,520	79,137	12,700,066
Costs and expenses:
Rental operating costs	110,219	4,795,036	146,840	(442,285)	4,609,810
General and administrative	—	17,095	592,160	3,726,442	4,335,697
Depreciation and amortization	77,545	2,942,345	667,842	3,703	3,691,435
Impairment of goodwill and real estate assets	—	4,226,620	200,625	—	4,427,245
Total costs and expenses	187,764	11,981,096	1,607,467	3,287,860	17,064,187
Other income (expense):
Interest expense - mortgage notes	(237,802)	(2,745,509)	(1,500,100)	(4,004)	(4,487,415)
Interest and other income, net	—	—	23	15,595	15,618
Net gain in Conduit Pharmaceuticals marketable securities (see footnote 9)	—	—	—	(184,672)	(184,672)
Gain on sales of real estate, net	4,494,358	—	583,944	—	5,078,302
Income tax (expense) benefit	—	—	(37,610)	23,980	(13,630)
Total other income (expense), net	4,256,556	(2,745,509)	(953,743)	(149,101)	408,203
Net income (loss)	4,519,218	(5,532,622)	415,310	(3,357,824)	(3,955,918)
Less: Income attributable to noncontrolling interests	—	(39,392)	(306,711)	—	(346,103)
Net income (loss) attributable to Presidio Property Trust, Inc. stockholders	$4,519,218	$(5,572,014)	$108,599	$(3,357,824)	$(4,302,021)

Assets by Reportable Segment:	September 30, 2026	December 31, 2025
Office/Industrial Properties:
Land, buildings and improvements, net (1)	$44,786,801	$67,445,290
Total assets (2)	$48,989,265	$68,980,087
Model Home Properties:
Land, buildings and improvements, net (1)	$29,532,446	$36,688,462
Total assets (2)	$29,171,139	$37,301,777
Retail Properties:
Land, buildings and improvements, net (1)	$4,440,068	$4,508,851
Total assets (2)	$4,615,254	$4,669,852
Reconciliation to Total Assets:
Total assets for reportable segments	$82,775,658	$110,951,716
Corporate and other assets:
Cash, cash equivalents and restricted cash	38,966	173,621
Other assets, net	3,483,950	10,927,537
Total Assets	$86,298,574	$122,052,874

(1)	Includes lease intangibles.

(2)

Includes land, buildings and improvements, cash, cash equivalents, and restricted cash, current receivables, deferred rent receivables and deferred leasing costs and other related intangible assets, all shown on a net basis.

	For the Nine Months Ended September 30,
Capital Expenditures by Reportable Segment	2026	2025
Office/Industrial Properties:
Capital expenditures and tenant improvements, office	$572,496	$2,111,261
Model Home Properties:
Acquisition of operating properties, model home	—	9,444,465
Totals:
Acquisition of operating properties, net	—	9,444,465
Capital expenditures and tenant improvements	572,496	2,111,261
Total real estate investments	$572,496	$11,555,726

14. INCOME TAX PROVISION

We have elected to be taxed as a REIT under the Code, commencing with the taxable year ended December 31, 2000. As a REIT, U.S. federal income tax law generally requires us to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that we pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. We are also subject to U.S. federal, state and local income taxes on our domestic TRSs based on the tax jurisdictions in which they operate.

During the nine months ended September 30, 2026 and 2025, we recorded a current income tax (benefit) provision of ($9,530) and $13,630, respectively, related to activities of our TRS and other related minimum state taxes. There was a $223,388 deferred income tax asset related to the operating activities of our TRS entities as of each of September 30, 2026 and  December 31, 2025.

We have calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the projected full fiscal year to the TRS pretax income or loss excluding unusual or infrequently occurring discrete items for the reporting period and have accounted for the REIT's minimum state income taxes as a discrete item in the reporting period.

In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted the disclosures on a prospective basis which did not create a material impact on our consolidated financial statements.

15. RELATED PARTY

During the three and nine months ended September 30, 2026 and three and nine months ended September 30, 2025, the Company leased portions of its corporate headquarters to Puppy Toes, Inc., a company owned by the Chief Executive Officer and his wife, and to Centurion Counsel, Inc., which is owned by Puppy Toes, Inc. Rent billed to these entities from the Company totaled $3,514 and $10,471 for the three and nine months ended September 30, 2026, respectively. Rent billed to these entities from the Company totaled $3,411 and $10,166 for the three and nine months ended September 30, 2025, respectively.  Additionally, we received full payroll reimbursement for employee services provided to Centurion Counsel, Inc. and Puppy Toes, Inc. during the nine months ended September 30, 2026 and 2025, which totaled approximately $10,893 and $69,913 respectively. These reimbursements were at cost and were not marked up or discounted. As of September 30, 2026 and December 31, 2025, we had reimbursement receivable balances of approximately $2,352 and $1,524 which were paid in full during October 2026 and January 2026, respectively.

For the three and nine months ended September 30, 2026, the Company paid a family member of a director $7,735 and $41,414, respectively. For the periods ended September 30, 2026, these payments were a combination of consulting payments totaling $12,500 each quarter, and pro rata distributions and return of capital in his trust’s investments in DMH#203, DMH#204, DMH#205, DMH#206 and DMH#207 totaling $7,735 and $16,414, respectively, for the three and nine months ended. The third quarter consulting payment was not made until October 2026, and is not included in the totals above.  For the three and nine months ended September 30, 2025, the Company paid a family member of a director $13,319 and $45,919, respectively. For the periods ended  September 30, 2025, these payments were a combination of consulting payments totaling $12,500 each quarter, and pro rata distributions and return of capital in his trust’s investments in DMH#203, DMH#204, DMH#205, DMH#206 and DMH#207 totaling $819 and $8,419, respectively, for the three and nine months ended September 30, 2025.

We also recognized payments made to Mr. Heilbron, CEO of Presidio Property Trust, for his investment in DMH#207, LP. These payments were a combination of pro rata distributions and capital returns from DMH#207 LP. For the three and nine months ended September 30, 2026, the payments were $3,867 and $4,626, respectively. For the three and nine months ended September 30, 2025, the payments were $410 and $1,209, respectively.

16. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than those disclosed below.

As described in Note 1, the Exchange Offer commenced on September 2, 2026 and expired on October 2, 2026. As of October 2, 2026, 149,773 shares of Series D Preferred Stock, representing approximately 15.4% of the 973,736 outstanding shares of Series D Preferred Stock, were validly tendered and not validly withdrawn. The Company has accepted all such validly tendered shares for exchange. In accordance with the terms of the Exchange Offer, participating holders received 5.5 shares of Common Stock for each share of Series D Preferred Stock validly tendered, for an aggregate of 823,757 shares of Common Stock issued in connection with the Exchange Offer. Settlement of the Exchange Offer occurred on October 6, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our 2025 year end Annual Report.

We may refer to the three months ended September 30, 2026 and September 30, 2025, as the "2026 Quarter" and the "2025 Quarter," respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," or "potential" and/or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and also of which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this 10-Q and our 2025 year end Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 27, 2026. Additional factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to, the risks associated with the ownership of real estate in general and our real estate assets in particular; the economic health of the metro regions where we conduct business; the risk of failure to enter into and/or complete contemplated acquisitions and dispositions, within the price ranges anticipated and on the terms and timing anticipated; changes in the composition of our portfolio; fluctuations in interest rates; reductions in or actual or threatened changes to the timing of federal government spending; the risks related to the use of third-party providers and joint venture partners; the ability to control our operating expenses; the economic health of our tenants; the supply of competing properties; shifts away from brick and mortar stores to e-commerce; the availability and terms of financing and capital and the general volatility of securities markets; compliance with applicable laws, including those concerning the environment and access by persons with disabilities; terrorist attacks or actions and/or risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions; weather conditions, natural disasters and pandemics; ability to maintain key personnel; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2025 year end Annual Report. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

OVERVIEW

The Company operates as an internally managed, diversified REIT, with primary holdings in office, industrial, retail, and triple-net leased model home properties. In October 2017, we changed our name from "NetREIT, Inc." to "Presidio Property Trust, Inc." The Company acquires, owns, and manages a geographically diversified portfolio of real estate assets, including office, industrial, retail and model home residential properties leased to homebuilders located in the United States. As of September 30, 2026, the Company owned or had an equity interest in:

•	Six Office buildings and one industrial property ("Office/Industrial Properties"), which total approximately 517,314 rentable square feet;

•	One retail building (“Retail Property”) with approximately 10,500 rentable square feet; and

•

66 Model home residential properties ("Model Homes" or "Model Home Properties"), totaling approximately 198,187 square feet, leased back on a triple-net basis to homebuilders that are owned by two affiliated limited partnerships and one wholly-owned corporation, all of which we control.

We own two commercial properties located in Colorado, three in North Dakota, one in Southern California, one in Texas and one in Maryland. Our model home properties are located in three states. While geographical clustering of real estate enables us to reduce our operating costs through economies of scale by servicing several properties with less staff, it makes us susceptible to changing market conditions in these discrete geographic areas. We do not develop properties but acquire properties that are stabilized or that we anticipate will be stabilized within two or three years of acquisition. We consider a property to be stabilized once it has achieved an 80% occupancy rate for a full year as of January 1 of such year or has been operating for three years.

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

SIGNIFICANT TRANSACTIONS IN 2026 AND 2025

Acquisitions during the nine months ended September 30, 2026

•	The Company acquired no model homes or commercial properties.

Acquisitions during the nine months ended September 30, 2025

•	The Company acquired 22 model homes for approximately $9.4 million. The purchase price was paid through cash payments of approximately $2.8 million and mortgage notes of approximately $6.6 million.

Dispositions during the nine months ended September 30, 2026:

•	On January 14, 2026, the Company sold a commercial property, Dakota Center, to a single buyer for approximately $4.7 million, net of selling costs, and recognized a net gain on the disposition of the assets and liabilities of approximately $3.4 million.

•	On July 1, 2026, the foreclosure sale for Shea Center II took place, with the property awarded to Argentic Services Company LP, who acquired the property by placing a minimum credit bid valued at $12.0 million. No cash consideration was exchanged for the lender's bid. The Company forfeited approximately $2.8 million along with the property to Argentic and was relieved of the approximate $16.4 million debt obligation on the nonrecourse loan. The Company’s net book value of the property and related net assets was approximately $13.0 million prior to the foreclosure sale. As such the Company recognized a net gain on the extinguishment of debt associated with Shea Center II of approximately $1.0 million.

•	The Company sold 14 model homes for approximately $6.3 million, net of sales costs, and recognized a gain of approximately $49,175.

Dispositions during the nine months ended September 30, 2025:

•	The Company sold 16 model homes for approximately $7.4 million, net of sales costs, and recognized a gain of approximately $0.6 million.

•	On February 6, 2025, the Company sold two commercial properties, Union Town Center and Research Parkway, to a single buyer for approximately $15.9 million, net of selling costs, and recognized a net gain of approximately $4.5 million net of closing costs.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED September 30, 2026 and 2025

Revenues. Total revenues were approximately $3.0 million for the three months ended September 30, 2026, compared to approximately $4.2 million for the same period in 2025. As of September 30, 2026, we had approximately $78.8 million in net real estate assets including 66 model homes, compared to approximately $113.3 million in net real estate assets, including 84 model homes at September 30, 2025. The average number of model homes held during the three months ended September 30, 2026 and 2025 was approximately 73 and 86, respectively. Additionally, the change in revenue is directly related to the decrease in commercial real estate rental income during the current period from the sale of Dakota Center and Shea Center II.

Rental Operating Costs. Rental operating costs totaled approximately $1.1 million  for the three months ended September 30, 2026, compared to approximately $1.5 million for the same period in 2025. Rental operating costs as a percentage of total revenue was approximately 36.0% and 36.6% for the three months ended September 30, 2026 and 2025, respectively. The decrease in rental operating costs in both dollars and as a percent is directly related to the disposal of Dakota Center and Shea Center II during 2026.

General and Administrative Expenses. G&A expenses for the three months ended September 30, 2026 and 2025 totaled approximately $1.3 million and $1.5 million, respectively. G&A expenses as a percentage of total revenue was 42.3% and 34.6% for the three months ended September 30, 2026 and 2025, respectively. G&A expenses for the three months ended September 30, 2026 were slightly down compared to the same period ending in 2025 due to continued downsizing of our staff; however, the Company is still actively looking to reduce G&A expenses during the year. There has been a reduction of employee headcount during the first, second and third quarters of 2026 with one more taking place in the fourth quarter. Starting in April 2026, the Chief Executive Officer agreed to a voluntary 5% reduction in his annual salary. Additionally, the size of the Board of Directors was reduced by one director starting in June 2026, which will provide additional G&A savings.

Depreciation and Amortization. Depreciation and amortization expense was approximately $0.9 million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively. The decrease in depreciation and amortization expense is directly related to the decrease in commercial real estate rental income during the current period, from the disposal of Dakota Center and Shea Center II during 2026.

Asset Impairments. We review the carrying value of each of our real estate properties regularly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the three months ended September 30, 2026 and 2025, we recognized non-cash impairment charges of approximately $0.1 million and $0.1 million, respectively, all related to model homes.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges, was approximately $1.1 million for the three months ended September 30, 2026, compared to approximately $1.5 million for the same period in 2025. The weighted average interest rate on our outstanding debt was  6.63% and 6.17% as of September 30, 2026 and 2025, respectively. Mortgage notes payable totaled approximately $62.5 million and $94.6 million as of September 30, 2026 and 2025, respectively.  Management expects future interest expenses to continue to decrease going forward for the year ending 2026 with the loss of the Shea Center II property on July 1, 2026 and related mortgage.

Gain (Loss) on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2026 and 2025" above for further detail, including gain on extinguishment of debt.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the three months ended September 30, 2026 and 2025 totaled approximately $5,412 of income and $5,635 of income, respectively. This was directly related to the sales of model homes held by our affiliated limited partnerships.

Loss on Conduit remeasurement. As of September 30, 2026, we held 709,000 public common stock warrants of CDTTW, and 540,000 private common stock warrants, with a combined value of approximately $8,366. Conduit's public common stock warrants (CDTTW) and Private CDT Warrants presented on the consolidated balance sheets were measured at fair value using Level 1 and Level 3 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.

RESULTS OF OPERATIONS FOR THE nine MONTHS ENDED September 30, 2026 and 2025

Revenues. Total revenues were approximately $10.6 million for the nine months ended September 30, 2026, compared to approximately $12.7 million for the same period in 2025. As of September 30, 2026, we had approximately $78.8 million in net real estate assets including 66 model homes, compared to approximately $114.6 million in net real estate assets, including 87 model homes at September 30, 2025. The average number of model homes held during the nine months ended September 30, 2026 and 2025 was approximately 73 and 81, respectively. The change in revenue is directly related to the decrease in commercial real estate rental income during the current period from the disposal of Dakota Center and Shea Center II during 2026.

	% of Gross Revenue for the nine months ended September 30,
Segment	2026	2025
Office/Industrial	73.6%	72.4%
Model Home	23.6%	23.4%
Retail	2.7%	3.5%
Other Non-Segment & Consolidating Items	0.1%	0.7%

	% of Total Real Estate Assets as of
Segment	September 30, 2026	December 31, 2025
Office/Industrial	56.9%	62.1%
Model Home	37.5%	33.8%
Retail	5.6%	4.1%

Rental Operating Costs. Rental operating costs totaled approximately $3.9 million for the nine months ended September 30, 2026, compared to approximately $4.6 million for the same period in 2025. Rental operating costs as a percentage of total revenue was approximately 36.7% and 36.3% for the nine months ended September 30, 2026 and 2025, respectively.

General and Administrative Expenses. G&A expenses for the nine months ended September 30, 2026 and 2025 totaled approximately $4.3 million and $4.3 million, respectively. G&A expenses as a percentage of total revenue was 40.4% and 34.1% for the nine months ended September 30, 2026 and 2025, respectively. G&A expenses for the nine months ended September 30, 2026 were slightly down compared to the same period ending in 2025; however, the Company is actively looking to reduce G&A expenses during the year. There has been a reduction of employee headcount during the first, second and third quarters of 2026 with one more taking place in the fourth quarter. Starting in April 2026, the Chief Executive Officer agreed to a voluntary 5% reduction in his annual salary. Additionally, the size of the Board of Directors was reduced by one director starting in June 2026, which will provide additional G&A savings.

Depreciation and Amortization. Depreciation and amortization expense was approximately $2.8 million and $3.7 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in depreciation and amortization expense is directly related to the decrease in commercial real estate rental income during the current period, from the disposal of Dakota Center and Shea Center II during 2026.

Asset Impairments. We review the carrying value of each of our real estate properties regularly to determine if circumstances indicate an impairment in the carrying value of these investments exists. During the nine months ended September 30, 2026 and 2025, we recognized non-cash impairment charges of approximately $3.6 million and $4.4 million, respectively.  Approximately $3.3 million and $0.9 million of the impairment charge for the nine months ended September 30, 2026 and 2025, was related to the Shea Center II.  During the nine months ended September 30, 2025 , we also impaired Dakota Center approximately $3.3 million.

Interest Expense - mortgage notes. Interest expense, including amortization of deferred finance charges, was approximately $4.3 million for the nine months ended September 30, 2026, compared to approximately $4.5 million for the same period in 2025. The weighted average interest rate on our outstanding debt was 6.63% and 6.17% as of September 30, 2026 and 2025, respectively. Mortgage notes payable totaled approximately $62.5 million and $94.6 million as of September 30, 2026 and 2025, respectively. While mortgage interest expenses fell slightly over the nine months ended September 30, 2026 and 2025, approximately $0.1 million of the interest expense attributed to the nine months ended September 30, 2026 was related to one-time charge for the default interest on the loan for Dakota Center. Management expects future interest expenses to continue to decrease going forward for the year ending 2026.  Additionally, during the nine months ended September 30, 2026, we recorded defaulted interest expense of approximately $0.1 million related to the Shea Center II loan.

Gain (Loss) on Sale of Real Estate Assets, net. The change in gain or loss on the sale of real estate assets is dependent on the mix of properties sold and the market conditions at the time of the sale. See "Significant Transactions in 2026 and 2025" above for further detail, including gain on extinguishment of debt.

Income allocated to non-controlling interests. Income allocated to non-controlling interests for the nine months ended September 30, 2026 and 2025 totaled approximately  $0.1 million and $0.3 million, respectively. This was directly related to the gain on sales of model homes held by our affiliated limited partnerships.

Loss on Conduit remeasurement. As of September 30, 2026, we held 709,000 public common stock warrants of CDTTW, and 540,000 private common stock warrants, with a combined value of approximately $8,366. Conduit's public common stock warrants (CDTTW) and Private CDT Warrants presented on the consolidated balance sheets were measured at fair value using Level 1 and Level 3 market prices, taking into account the adoption of ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. During the nine months ended September 30, 2026, we recorded a gain on Conduit's marketable securities connected to the CDT warrants of $4,467, compared to a loss of approximately $184,672 during the nine months ended September 30, 2025.

The following table shows a list of our commercial properties owned by the Company grouped by state and geographic region as of September 30, 2026:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
California	1	57,807	11.0%	$1,191,325	15.3%
Colorado	2	148,196	28.1%	2,741,236	35.2%
Maryland	1	31,752	6.0%	753,721	9.7%
North Dakota	3	279,559	53.0%	2,737,519	35.2%
Texas	1	10,500	1.9%	356,537	4.6%
Total	8	527,814	100.0%	$7,780,338	100.0%

The following table shows a list of our Model Home properties by state and geographic region as of September 30, 2026:

State	No. of Properties	Aggregate Square Feet	Approximate % of Square Feet	Current Base Annual Rent	Approximate % of Aggregate Annual Rent
Homes with expired leases (1)	3	8,521	100.0%	$108,252	100.0%

Alabama	10	23,835	12.6%	$347,064	12.6%
Tennessee	2	5,534	2.9%	$89,304	3.2%
Texas	51	160,297	84.5%	$2,317,284	84.2%
Total	63	189,666	100.0%	$2,753,652	100.0%

(1) As of September 30, 2026 we held three model homes, located in Texas, with leases that had expired.

LIQUIDITY AND CAPITAL RESOURCES

Overview

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

During the three and nine months ended September 30, 2026, the Company continued to incur recurring net losses from operations and negative cash flows from operating activities. As of September 30, 2026, the Company had cash, cash equivalents, and restricted cash of $2.5 million, of which approximately $1.3 million represented restricted cash. Short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of existing mortgages, completing tenant improvements on our commercial buildings, paying leasing commissions, distributions to noncontrolling interests, and funding dividends, if any, to stockholders. Future principal payments due on mortgage notes payable, during the last three months of 2026 and in the year ending December 31, 2027 total approximately $1.0 million and $3.3 million, respectively, of which $0.9 million in 2026 and $2.8 million in 2027 are related to model home properties. See Note 7. Mortgage Notes Payable for additional information on the Shea Center II loan. Management expects certain model home properties can be sold, and that the underlying mortgage notes will be paid off with sales proceeds while other mortgage notes can be refinanced, as the Company has historically been able to do in the past with all model home properties. To address its liquidity requirements and generate the cash necessary to fund ongoing operations and meet its financial obligations, management plans to raise additional capital through the sale of real estate assets and an offering of common stock. As of September 30, 2026, the Company had listed Baltimore for sale and expects the sale to close within the next 12 months. In addition, Management intends to file a registration statement on Form S-11 to register an offering of shares of common stock.

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

Our short-term liquidity needs include paying our current operating costs, satisfying the debt service requirements of our existing mortgages, completing tenant improvements, paying leasing commissions, and funding dividends to stockholders.  Future principal payments due on mortgage notes payable, during the last three months of 2026 and in the year ending December 31, 2027 total approximately $1.0 million  and $3.3 million, respectively, of which  $0.9 million  in 2026 and $2.8 million in 2027 are related to model home properties. The non-recourse loan for Shea Center II matured on January 5, 2026. On January 14, 2026, the Dakota Center property sold to an unrelated third-party for approximately $4.7 million, net of selling costs. The lender received approximately $4.3 million from the sale of the property, which was applied to settle the net loan balance of approximately $8.9 million. The Company was not responsible for the remaining balance on this non-recourse loan, and the transaction resulted in a net gain of approximately $3.4 million. No other commercial property loans mature during 2026.

On February 13, 2026, the Company received notification that the Shea Center II property governed by the non-recourse loan agreement was moved into receivership and the lender started the foreclosure process.  The foreclosure sale took place on July 1, 2026, with the property going to Argentic Services Company LP, who acquired the property by placing a minimum credit bid valued at $12.0 million, and no cash consideration was exchanged. The Company forfeited approximately $2.8 million along with the property to Argentic and was relieved of the approximate $16.4 million debt obligation on the nonrecourse loan.  The Company’s net book value of the property and related net assets was approximately $13.0 million prior to the foreclosure sale.  As such the Company recognized a net gain on the extinguishment of debt associated with Shea Center II of approximately $1.0 million.

While we will continue to pursue value creating investments, the Board of Directors believes there is significant embedded value in our assets that is yet to be realized by the market. In December 2024, the Board of Directors authorized a stock repurchase program of up to $6.0 million of outstanding shares of our Series A Common Stock and up to $4.0 million of our Series D Preferred Stock, which the Board of Directors did not renew in December 2025. During the year ended December 31, 2025, we repurchased 16,080 shares of our Series A Common Stock, with an average price of $4.79 per share, including a commission of $0.025 per share, for a total cost of $77,092 for the Series A Common Stock. This does not include the shares repurchased in the fixed price self-tender offer (the "Tender Offer") during April-May 2025. During the year ended December 31, 2025, the Company repurchased 23,346 shares of our Series D Preferred Stock at an average price of approximately $14.76 per share, including a commission of $0.035 per share, for a total cost of $344,503 for the Series D Preferred Stock. Any repurchased shares are treated as authorized and unissued in accordance with Maryland law and shown as a reduction of stockholders’ equity at cost. There were no repurchases of Series A Common Stock or Series D Preferred Stock during nine months ended September 30, 2026 as there were no repurchase plans in place.

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

For the nine months ended September 30, 2026, the Company did not declare a cash dividend on shares of Series A Common Stock. For the nine months ended September 30, 2026, the Company did not declare dividends on shares of Series D Preferred Stock and, other than the payment in January 2026 of the $190,220 dividend accrued as of December 31, 2025, did not pay dividends on shares of Series D Preferred Stock. As of January 28, 2026, the Board of Directors has suspended the Company’s monthly dividend on its Series D Preferred Stock commencing with the January 2026 monthly dividend that would have been paid on February 15, 2026. Since the Company’s Board of Directors did not declare a dividend during the nine months ended September 30, 2026, an accrual was not recorded on the balance sheet. However, undeclared preferred stock dividends are reflected in earnings per share as discussed in ASC 260-10-45-11. In accordance with the terms of the Series D Preferred Stock, preferred stock dividends that are not declared accumulate and are added to the liquidation preference as of the scheduled payment date for the respective series of the preferred stock. No interest, or sum of money in lieu of interest, is payable in respect of any dividend payments on the Series D Preferred Stock that are in arrears. As of September 30, 2026 and December 31, 2025, the cumulative preferred dividends in arrears on the Series D preferred stock was $1.7 million and $0, respectively.

The Board and the Company intend to reassess, on a quarterly basis, when accrued dividends on the Series D Preferred Stock may be paid and when the monthly dividend payments can be reinstated. Under the guidance of ASC 260-10-45-11, if the Company's Board of Directors does not declare a dividend in a given period, an accrual is not recorded on the balance sheet; however, undeclared preferred stock dividends are reflected in earnings per share. Preferred stock dividends that are not declared accumulate and are added to the liquidation preference as of the scheduled payment date for the respective series of the preferred stock. Cash permitting, the Company intends to resume paying dividends on a monthly basis to holders of our Series D Preferred Stock, but there can be no guarantee the Board of Directors will approve any future dividends. The Company has not decided when it will resume dividends to our common stockholders on a quarterly basis.

Series D Preferred Stock:

Month	2026	2025
	Distributions Declared	Distributions Declared
January	$—	$0.19531
February	—	0.19531
March	—	0.19531
April	—	0.19531
May	—	0.19531
June	—	0.19531
July	—	0.19531
August	—	0.19531
September	—	0.19531
Total	$—	$1.75779

Cash Equivalents and Restricted Cash

At September 30, 2026 and December 31, 2025, we had approximately $2.5 million and $7.4 million in cash, cash equivalents and restricted cash, respectively, including $1.3 million and $5.7 million of restricted cash, respectively. Our cash equivalents and restricted cash consist of invested cash, cash in our operating accounts, short-term bonds and cash held in bank accounts at third-party institutions. During 2026 and 2025, we did not experience any loss or lack of access to our cash or cash equivalents. Including any cash committed to current capital expenditures on our properties, the Company may spend approximately $1.2 million on capital expenditures, net of any construction financing (some of which is held in deposits reserve accounts by our lenders) during the rest of the year. We intend to use the remainder of our existing cash and cash equivalents for asset/property acquisitions, reduction of principal debt, general corporate purposes, common stock repurchases (if market conditions are met), or dividends to our stockholders.

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

The closing of the sales of the Public Shares and Pre-Funded Warrants pursuant to the Purchase Agreement occurred on July 15, 2025. The net proceeds to the Company after deducting the placement agent’s fees and the Company’s offering expenses were approximately $1.7 million. The Company has used [and intends to use] the net proceeds from the Offering for working capital and for other general corporate purposes including to potentially acquire additional properties.

In addition, in connection with the Purchase Agreement, the Company and the Purchaser entered into an Amendment to Series A Common Stock Purchase Warrants (the “Amendment”). The Amendment amends certain warrants to purchase 200,000 shares of Series A Common Stock purchased by the Purchaser on July 14, 2021 to (i) reduce the exercise price to $12.00 per share from $55 per share and (ii) extend the termination date to July 16, 2030 from July 16, 2026. Pursuant to the Purchase Agreement, the Company filed a resale registration statement to register the shares of Series A Common Stock underlying such warrants, which registration statement went effective on August 22, 2025.

Secured Debt

As of September 30, 2026, all our commercial properties, except 300 N.P. which has no debt, had fixed-rate mortgage notes payable in the aggregate principal amount of  $41.9 million, collateralized by a total of seven commercial properties with loan terms at issuance ranging from 5 to 10 years. The weighted-average interest rate on these mortgage notes payable as of September 30, 2026, was approximately  6.33%, and our debt to estimated market value for our commercial properties was approximately  59.0%. During the next 12 months, none of our commercial property loans will mature. The non-recourse loan on the Dakota Center property matured on July 6, 2024. In the month of July 2025, the lender approved a purchase offer from a third party for $5,125,000, and as of January 14, 2026, Dakota Center had sold for a value of $5,125,000.

During January 2026, the Company received notice that the Company's failure to repay in full by January 5, 2026 the indebtedness related to the loan agreement governing Shea Center II had triggered a default event. On February 13, 2026, the Company received notification that the Shea Center II property governed by the non-recourse loan agreement was moved into receivership and the lender started the foreclosure process.  The foreclosure sale took place on July 1, 2026, with the property going to Argentic Services Company LP, who acquired the property by placing a minimum credit bid valued at $12.0 million, and no cash consideration was exchanged. The Company forfeited approximately $2.8 million along with the property to Argentic and was relieved of the approximate $16.4 million debt obligation on the nonrecourse loan.  The Company’s net book value of the property and related net assets was approximately $13.0 million prior to the foreclosure sale.  As such the Company recognized a net gain on the extinguishment of debt associated with Shea Center II of approximately $1.0 million.

As of September 30, 2026, the Company had fixed-rate mortgage notes payable related to model homes in the aggregate principal amount of $20.6 million, collateralized by a total of 66 Model Homes. These loans generally have a term at issuance of three to five years. As of September 30, 2026, the average loan balance per home outstanding and the weighted-average interest rate on these mortgage loans are approximately $312,153 and 7.24%, respectively. Our debt to estimated market value on all our model home properties is approximately 69.8%. We have been able to refinance maturing mortgages to extend maturity dates and we have not experienced any notable difficulties financing our acquisitions. The Company anticipates that any new mortgages used to acquire commercial properties or model homes in the near future will be at rates higher than our currently weighted average interest rate.

Cash Flow for the nine months ended September 30, 2026, and September 30, 2025

Operating Activities: Net cash used in operating activities for the nine months ended September 30, 2026, totaled approximately $0.2 million, as compared to cash used in operating activities of $0.4 million for the nine months ended September 30, 2025. The decrease in net cash used in operating activities is primarily due to the sale of Dakota Center and disposal of Shea Center II, combined with other changes in net income, which fluctuates due to new leases, leasing renewals, tenant move outs and model home sales and acquisitions, as well as changes in non-cash addbacks or subtractions such as straight-line rent.

Investing Activities: Net cash provided by investing activities for the nine months ended September 30, 2026 , was approximately $10.5 million  compared to approximately  $11.4 million  provided by investing activities during the same period in 2025 .  The change from each period was primarily related to the sale of our commercial and model home properties, totaling  approximately $11.0 million during the nine months ended September 30, 2026, compared to approximately $23.0 million during the  nine months ended September 30, 2025.  Cash used in real estate acquisition and capital improvement totaled approximately $0.5 million, for the  nine months ended September 30, 2026 compared to  $11.6 million for the same period in 2025.

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

Financing Activities: Net cash used in financing activities during the nine months ended September 30, 2026, was $15.2 million compared to $11.1 million used in financing activities for the same period in 2025 and was primarily due to the following activities for the nine months ended September 30, 2026:

•	Repayment of mortgage notes payable totaled approximately $14.2 million for the nine months ended September 30, 2026, compared to $27.1 million during the same period in 2025.

•	Distributions to noncontrolling interest of approximately $0.8 million for the nine months ended September 30, 2026, compared to $0.5 million during the same period in 2025.

•	During the nine months ended September 30, 2025, we received approximately $18.9 million in mortgage notes proceeds, and payment of debt issuance costs totaled approximately $0.3 million. None were received or paid during the nine months ended September 30, 2026.

•	Dividend payments to Series D Preferred Stockholders during the nine months ended September 30, 2025, totaled approximately $1.7 million, compared to approximately $0.2 million during nine months ended September 30, 2026.

•	Additionally, during the nine months ended September 30, 2025, we repurchased approximately $1.6 million worth of Series A Common Stock and $0.3 million worth of Series D Preferred Stock. No such purchases were made during the nine months ended September 30, 2026.

Off-Balance Sheet Arrangements

On July 12, 2021, the Company entered into a securities purchase agreement with a single U.S. institutional investor for the purchase and sale of 100,000 shares of its Series A Common Stock, Common Stock Warrants to purchase up to 200,000 shares of Series A Common Stock and pre-funded warrants (the “2021 Pre-Funded Warrants”) to purchase up to 200,000 shares of Series A Common Stock. Each share of Common Stock and accompanying Common Stock Warrants were sold together at a combined offering price of $50.00, and each share of Common Stock and accompanying 2021 Pre-Funded Warrant were sold together at a combined offering price of $49.90. The 2021 Pre-Funded Warrants were exercised in full during August 2021 at a nominal exercise price of $0.10 per share. The Common Stock Warrants had an exercise price of $55.00 per share, exercisable upon issuance and will expire five years from the date of issuance. In July 2025 the exercise price was adjusted to $12.00 per share and the term of the warrants extended to July 16, 2030.

In connection with Series A Common Stock offering in July 2021, we agreed to issue the Placement Agent Warrants to purchase up to 8,000 shares of Series A Common Stock, representing 4.0% of the Series A Common Stock and shares of Series A Common Stock issuable upon exercise of the 2021 Pre-Funded Warrants. The Placement Agent Warrants were issued in August 2021, post exercise of the 2021 Pre-Funded Warrants with an exercise price of $62.50 and expired five years from the date of issuance in July 2026.

Common Stock Warrants:

If all the potential Common Stock Warrants outstanding at September 30, 2026, were exercised at the price of $12 per share, gross proceeds to us would be approximately $2.4 million and we would as a result issue an additional 200,000 shares of common stock.

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

Series A Warrants:

If all the potential Series A Warrants outstanding at September 30, 2026, were exercised at the price of $70.00 per share, gross proceeds to us would be approximately $101.2 million and we would as a result issue an additional 1,445,007 shares of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock's market price and liquidity and reduce our ability to raise capital.

We are required to meet certain qualitative and financial tests to maintain the listing of our securities on Nasdaq, including the requirement under Nasdaq Listing Rule 5550(a)(2) that our common stock maintain a minimum closing bid price of $1.00 per share (the “Bid Price Requirement”). As of the date of this report, we are in compliance with all of Nasdaq’s continued listing requirements. However, the closing bid price of our common stock has been below $1.00 per share for each of the last 27 consecutive business days, from October 6, 2026 through November 12, 2026. If the closing bid price of our common stock remains below $1.00 per share for 30 consecutive business days, which we currently expect would occur on or about November 17, 2026, shortly after the filing of this report, we expect to receive a deficiency notice from Nasdaq. There can be no assurance that we will be able to maintain or regain compliance with the Bid Price Requirement, the market value of listed securities requirement, or will otherwise be in compliance with other Nasdaq listing criteria.

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

However, on July 29, 2026, Cemtrex, Inc. and the Small Public Company Coalition each filed a notice of intention to petition the full Commission for review of the Division’s delegated action, which, under Rule 431(e) of the SEC’s Rules of Practice, automatically stayed the approval order. On September 11, 2026, the Commission granted the petitions for review, established a deadline of October 6, 2026 for interested persons to file statements in support of or in opposition to the approval order, and ordered that the approval order remain stayed pending further order of the Commission. Nasdaq has filed a statement urging the Commission to lift the stay and affirm the approval, and has separately filed a proposed rule change providing that the new requirement would become operative only upon termination of the stay, with the 30-consecutive-business-day measurement period commencing thereafter. As of the date of this report, the Commission has not issued a decision, the new $5,000,000 MVLS continued listing requirement is not effective, and Nasdaq-listed companies remain subject to the continued listing rules that were in effect prior to the July 22 approval order. There is no prescribed timeline for the Commission’s decision, and the Commission may affirm, modify, reverse, set aside, or remand the matter for further proceedings. If the petitioners subsequently seek judicial review of an adverse Commission decision, the outcome could remain uncertain for a significant additional period.

Under Nasdaq Listing Rule 5810(c)(3)(A), upon receipt of a deficiency notice we would generally have 180 calendar days to regain compliance with the Bid Price Requirement, which requires the closing bid price of our common stock to be at least $1.00 per share for a minimum of ten consecutive business days, although Nasdaq may in its discretion require a longer period. If we do not regain compliance during the initial compliance period, we may be eligible for an additional 180-calendar-day compliance period if we meet the continued listing requirement for market value of publicly held shares and all other applicable initial listing standards for the Nasdaq Capital Market, other than the Bid Price Requirement, and provide written notice of our intention to cure the deficiency during the second compliance period, including by effecting a reverse stock split, if necessary. We cannot assure you that we will be eligible for, or granted, a second compliance period. If we are not eligible for a second compliance period, or if we fail to regain compliance by the end of any compliance period afforded to us, Nasdaq will issue a Staff Delisting Determination. If we were afforded a second compliance period and fail to regain compliance during that period, a timely request for a hearing before a Nasdaq Hearings Panel would not stay the suspension of our common stock, which would generally trade in the over-the-counter market while the Hearings Panel’s decision is pending. To regain compliance, we may be required to effect a reverse stock split, which would require [stockholder approval if at a ratio greater than 1-for-10] and may not result in a sustained increase in the market price of our common stock. If a reverse stock split causes us to fail to meet another Nasdaq listing requirement, such as the minimum number of publicly held shares or round lot holders, we will not be considered to have regained compliance with the Bid Price Requirement until that other deficiency is cured and our common stock thereafter meets the Bid Price Requirement for a minimum of ten consecutive business days.

Separately, pursuant to amendments to Nasdaq Listing Rule 5810(c)(3)(A) that became effective in January 2026, Nasdaq may immediately issue a Staff Delisting Determination, without providing any compliance period, if a company’s listed security has a closing bid price of $0.10 or less for ten consecutive business days, regardless of whether the company is currently within a compliance period for the minimum bid price requirement.

If the new $5,000,000 MVLS requirement becomes effective, either through Commission affirmance or modification of the approval order or the lifting of the current stay, and we are unable to maintain an MVLS of at least $5,000,000, we could face immediate suspension and delisting proceedings with no compliance period and no automatic stay of suspension during any appeal. Even if the new MVLS requirement does not become effective, we remain subject to Nasdaq’s existing continued listing requirements, including the Bid Price Requirement, with which we expect shortly to be out of compliance, and we can provide no assurance that we will regain or maintain compliance with those requirements. Any further decline in the market price of our common stock would also reduce our MVLS and increase the risk that we would be unable to satisfy the new $5,000,000 MVLS requirement if it becomes effective. If we are unable to maintain compliance with the continued listing requirements of Nasdaq, our securities could be delisted, making it more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our securities could suffer a material decline. Delisting could also impair our ability to raise capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Exchange Offer. As described above, the Exchange Offer commenced on September 2, 2026 and expired on October 2, 2026, and 149,773 shares of Series D Preferred Stock were validly tendered and accepted for exchange for an aggregate of 823,757 shares of Common Stock. See Note 16 to the consolidated financial statements.

Item 3. Defaults Upon Senior Securities.

During January 2026, the Company received notice that the Company's failure to repay in full by January 5, 2026 the indebtedness related to the loan agreement governing Shea Center II had triggered a default event. On February 13, 2026, the Company received notification that the Shea Center II property governed by the non-recourse loan agreement was moved into receivership and the lender started the foreclosure process. The lender held approximately $2.4 million in restricted cash, some of which was utilized by the receiver to operate the property.  Additionally, during the three months ended March 31, 2026, Shea Center II was listed as held for sale, related to the foreclosure sale and impaired approximately $2.6 million. On July 1, 2026, the foreclosure for Shea Center II took place with the property going to Argentic Services Company LP, who acquired the property by placing a minimum credit bid valued at $12.0 million, and no cash consideration was exchanged.

As of January 28, 2026, the Board of Directors has suspended the Company’s monthly dividend on its Series D Preferred Stock commencing with the January 2026 monthly dividend that would have been paid on February 15, 2026. Since the Company’s Board of Directors did not declare a dividend during the nine months ended September 30, 2026, an accrual was not recorded on the balance sheet. However, undeclared preferred stock dividends are reflected in earnings per share as discussed in ASC 260-10-45-11. In accordance with the terms of the Series D Preferred Stock, preferred stock dividends that are not declared accumulate and are added to the liquidation preference as of the scheduled payment date for the respective series of the preferred stock. No interest, or sum of money in lieu of interest, is payable in respect of any dividend payments on the Series D Preferred Stock that are in arrears. As of September 30, 2026 and December 31, 2025, the cumulative preferred dividends in arrears on the Series D preferred stock was approximately $1.9 million and $0, respectively.

The Board and the Company intend to reassess, on a quarterly basis, when accrued dividends on the Series D Preferred Stock may be paid and when the monthly dividend payments can be reinstated. The Company has not decided when it will resume dividends to our common stockholders on a quarterly basis. As of the date of filing this quarterly report, $0.8 million in dividends are in arrears.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

During the three months ended  September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
31.1

Certification of the Company's Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026.

31.2

Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026.

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

Date: November 13, 2026	Presidio Property Trust, Inc.

	By:	/s/ Jack K. Heilbron
	Name:	Jack K. Heilbron
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ed Bentzen
	Name:	Ed Bentzen
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)